Form 10-Q
period 1997-09-30
CAREY DIVERSIFIED LLC
filed 1998-01-21
CIK 1025378

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               SEPTEMBER 30, 1997
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------


Commission file number                         001-13779
                               ---------------------------------------------

                              CAREY DIVERSIFIED LLC
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      13-3912578
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                     10020
(Address of principal executive offices)                   (Zip Code)

                                 (212) 492-1100
              (Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                        X Yes        No
                                       ---        ---


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.


                                                Yes        No
                                            ---        ---

                            CAREY DIVERSIFIED LLC and
                   CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS



                                      INDEX


                                                                                           Page No.
                                                                                           --------
 PART I

 ITEM 1. - FINANCIAL INFORMATION*

               Combined Balance Sheets of Carey Diversified LLC and
               Corporate Property Associates Partnerships, December 31, 1996
               and September 30, 1997                                                          2

               Combined Statements of Income of Carey Diversified LLC and
               Corporate Property Associates Partnerships for the three and nine
               months ended September 30, 1996 and 1997                                        3

               Combined Statements of Cash Flows of Carey Diversified LLC and
               Corporate Property Associates Partnerships for the
               nine months ended September 30, 1996 and 1997                                   4

               Notes to Combined Financial Statements of Carey Diversified LLC and
               Corporate Property Associates Partnerships                                    5-9


 ITEM 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS                                           10-12


 PART II

 ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                                                   13

 Signatures                                                                                   14


*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                            CAREY DIVERSIFIED LLC and
                   CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                             COMBINED BALANCE SHEETS

                                 (in thousands)

                                                       December 31,       September 30,
                                                          1996                 1997
                                                       ------------       -------------
                                                         (Note)            (Unaudited)
         ASSETS:

Land, buildings and personal property,
    net of accumulated depreciation of
    $91,923 at December 31, 1996 and
    $91,507 at September 30, 1997                        $ 247,580          $ 218,923
Net investment in direct financing leases                  215,310            216,577
Operating real estate, net of accumulated
    depreciation of $13,347 at December 31, 1996
    and $14,282 at September 30, 1997                       24,080             23,503
Cash and cash equivalents                                   28,553             29,346
Real estate held for sale                                      434             18,471
Equity investments                                          13,660             13,467
Other assets, net of accumulated amortization
    of $2,023 at December 31, 1996 and
    $1,975 at September 30, 1997                            15,111             19,718
                                                         ---------          ---------
           Total assets                                  $ 544,728          $ 540,005
                                                         =========          =========


         LIABILITIES:

Mortgage notes payable                                   $ 202,339          $ 192,042
Notes payable                                               24,709             24,709
Note payable to affiliate                                      500
Accounts payable to affiliates                               2,543              7,815
Other liabilities                                           11,342             11,654
                                                         ---------          ---------
           Total liabilities                               241,433            236,220
                                                         ---------          ---------

Minority interest                                             (750)            (5,680)
                                                         ---------          ---------

Commitments and contingencies


         PARTNERS' CAPITAL:

Partners' capital                                          304,045            309,465
                                                         ---------          ---------

           Total liabilities and
               partners' capital                         $ 544,728          $ 540,005
                                                         =========          =========


The accompanying notes are an integral part of the combined financial statements.


Note: The balance sheet at December 31, 1996 has been derived from the audited combined financial statements at that date.

                            CAREY DIVERSIFIED LLC and
                   CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS

                    COMBINED STATEMENTS OF INCOME (UNAUDITED)

                                 (in thousands)


                                                        Three Months Ended                      Nine Months Ended
                                           September 30, 1996    September 30, 1997  September 30, 1996    September 30, 1997
                                           ------------------    ------------------  ------------------    ------------------
Revenues:
  Rental income from
    operating leases                             $ 14,459             $ 12,050             $ 36,008             $ 35,725
  Interest from direct
    financing leases                                5,293                6,701               21,549               22,979
  Other interest income                               415                  343                1,407                  911
  Other income                                        887                  588                1,177                4,019
  Revenue of hotel operations                       6,048                3,910               18,407               10,943
                                                 --------             --------             --------             --------
                                                   27,102               23,592               78,548               74,577
                                                 --------             --------             --------             --------

Expenses:
  Interest                                          5,498                4,919               17,689               15,005
  Depreciation and amortization                     2,715                2,583                8,503                8,045
  General and administrative                          932                  973                2,938                3,584
  Property expenses                                   876                2,290                2,594                3,822
  Writedown to net realizable value                                        140                1,300                3,806
  Operating expenses of
    hotel operations                                4,147                2,714               13,026                7,986
                                                 --------             --------             --------             --------
                                                   14,168               13,619               46,050               42,248
                                                 --------             --------             --------             --------

      Income before gain,
        minority interest and
        extraordinary item                         12,934                9,973               32,498               32,329

Gain on sales of real estate                           67                  608                4,711                  608
                                                 --------             --------             --------             --------

      Income before minority interest
        and extraordinary item                     13,001               10,581               37,209               32,937

Minority interest in income                          (848)                (624)              (2,511)              (1,958)
                                                 --------             --------             --------             --------

      Income before extraordinary
        item                                       12,153                9,957               34,698               30,979

Extraordinary loss on extin-
  guishment of debt, net of minority
  interest of $3                                                                               (252)
                                                 --------             --------             --------             --------

      Net income                                 $ 12,153             $  9,957             $ 34,446             $ 30,979
                                                 ========             ========             ========             ========




The accompanying notes are an integral part of the combined financial statements.

                            CAREY DIVERSIFIED LLC and
                   CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS

                  COMBINED STATEMENTS of CASH FLOWS (UNAUDITED)

                                 (in thousands)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                            ---------------------------------
                                                                               1996                 1997
                                                                               ----                 ----
Cash flows from operating activities:
  Net income                                                                 $ 34,446             $ 30,979
  Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization of financing costs,
        net of deferred gains and deferred rental income                        8,222                7,784
      Extraordinary loss                                                          252
      Net gain on sales                                                        (4,711)                (608)
      Securities received in lieu of cash                                                           (1,619)
      Minority interest in income in excess of distributions paid                 761                  215
      Income recognized on operating and direct financing
        leases in excess of scheduled rents                                      (855)              (1,704)
      Writedown to net realizable value                                         1,300                3,806
      Net change in operating assets and liabilities                             (999)              (1,232)
                                                                             --------             --------
        Net cash provided by operating activities                              38,416               37,621
                                                                             --------             --------

Cash flows from investing activities:
  Capital expenditures                                                         (2,816)              (1,455)
  Proceeds from sales of real estate                                           18,824                1,042
  Other                                                                          (429)
                                                                             --------             --------
        Net cash by provided by (used in) investing activities                 15,579                 (413)
                                                                             --------             --------

Cash flows from financing activities:
  Distributions to partners                                                   (25,910)             (25,610)
  Payments of mortgage principal                                              (44,701)             (22,997)
  Proceeds from mortgages                                                      26,900               12,700
  Proceeds from notes payable to affiliate                                      1,000
  Payments of notes payable to affiliate                                       (3,050)                (500)
  Deferred financing                                                             (601)
  Other                                                                          (277)                  (8)
                                                                             --------             --------
        Net cash used in financing activities                                 (46,639)             (36,415)
                                                                             --------             --------

           Net increase in cash and cash equivalents                            7,356                  793

Cash and cash equivalents, beginning of period                                 27,711               28,553
                                                                             --------             --------

           Cash and cash equivalents, end of period                          $ 35,067             $ 29,346
                                                                             ========             ========


Supplemental schedule of noncash investing and financing activities:

In July 1996, the Group exchanged its interest in a hotel property and related assets and liabilities for units in the operating partnership of American General Hospitality Corporation, a publicly-traded real estate investment trust. The assets and liabilities transferred were as follows:

Operating real estate, net of accumulated
    depreciation                                                   $16,098
 Mortgage note payable                                              (7,304)
 Other assets and liabilities transferred, net                          69
                                                                   -------
 Equity investment                                                 $ 8,863
                                                                   =======


The accompanying notes are an integral part of the combined financial statements.

                            CAREY DIVERSIFIED LLC and
                   CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS

               NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)

                (dollars in thousands, except per share amounts)



Note 1.  Basis of Presentation:

The accompanying unaudited combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the combined financial statements and footnotes of Corporate Property Associates Partnerships included in Carey Diversified LLC's ("Carey Diversified's") Registration Statement on Form S-4 dated October 15, 1997.



Note 2.  Organization and Basis of Combination:

The combined financial statements consist of interests in nine Corporate Property Associates real estate limited partnerships (individually, the "Partnership" or "Partnerships"), their wholly-owned subsidiaries and Carey Diversified (collectively, the "Group") which have been presented on a combined basis at historical cost because of the affiliated general partners, common management and common control and because the entities are the subject of a consolidation with Carey Diversified, effective January 1, 1998 (see Note 7). All material inter-entity transactions have been eliminated. The General Partners' interest in the Group is classified under minority interest as such interest will be maintained subsequent to the consolidation.

The Group is engaged in the net leasing of industrial and commercial real estate. In accordance with the Amended Agreements of Limited Partnership of each Partnership (the "Agreements"), the Subsidiaries will terminate between 2004 and 2050. The primary entities referred to above are as follows:

         Corporate Property Associates
         Corporate Property Associates 2
         Corporate Property Associates 3
         Corporate Property Associates 4, a California limited partnership Corporate Property Associates 5
         Corporate Property Associates 6 - a California limited partnership Corporate Property Associates 7 - a California limited partnership Corporate Property Associates 8, L.P., a Delaware limited partnership Corporate Property Associates 9, L.P., a Delaware limited partnership



Note 3.  Transactions with Related Parties:

The Agreements of each of the Group's Partnerships provide that the General Partners (consisting of W. P. Carey & Co., Inc. ("W.P. Carey") or affiliated companies as Corporate General Partners and William P. Carey as Individual General Partner) are allocated between 1% and 10%, for the applicable Partnership, of the profits and losses as well as Distributable Cash From Operations, as defined, and the Limited Partners are allocated between 90% and 99%, for the applicable Partnership, of the profits and losses as well as Distributable Cash

                            CAREY DIVERSIFIED LLC and
                   CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS

                NOTES to COMBINED FINANCIAL STATEMENTS, Continued


From Operations. The partners are also entitled to receive an allocation of gains and losses from the sale of properties. The General Partners may be entitled to receive a subordinated preferred return, measured based upon the cumulative proceeds arising from the sale of the Group's assets. Pursuant to the provisions of the Agreements, the preferred return may be paid only after the limited partners of a Partnership receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return ranging from 6% to 9% since the inception of the affected Partnership. The General Partners interest in such preferred return amounts to $5,145 based upon the cumulative proceeds from the sale of assets since the inception of the Partnerships through September 30, 1997. As a result of the approval of the consent solicitation by each of the CPA(R) Partnerships (see Note 7), the Group's ability to satisfy the subordination provisions of the Agreement is probable, as defined pursuant to Statement of Financial Accounting Standards No. 5, and the preferred return has been accrued in the accompanying combined financial statements and included in accounts payable to affiliates as of September 30, 1997.



Under the Agreements, certain affiliates are entitled to receive property management or leasing fees and reimbursement of certain expenses incurred in connection with the Group's operations. General and administrative reimbursements consist primarily of the actual cost of personnel needed in providing administrative services necessary to the operation of the Group. Property management and leasing fees were $705 and $825 for the nine months ended September 30, 1996 and 1997, respectively. General and administrative reimbursements were $618 and $1,085 for the nine months ended September 30, 1996 and 1997, respectively.



The Group is a participant in an agreement with W.P. Carey and certain affiliates for the purpose of leasing office space used for the administration of the Group, other affiliated real estate entities and W.P. Carey and for sharing the associated costs. Pursuant to the terms of the agreement, the Group's share of rental, occupancy and leasehold improvement costs is based on adjusted gross revenues, as defined. Net expenses incurred were $579 and $450 for the nine months ended September 30, 1996 and 1997, respectively.




Note 4.  Industry Segment Information:

The Group's operations consist of the investment in and the leasing of industrial and commercial real estate and owning and operating hotels.

                            CAREY DIVERSIFIED LLC and
                   CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS


        NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)




For the nine months ended September 30, 1996 and 1997, the Group earned its net leasing revenues (i.e., rental income and interest income from direct financing leases) from over 75 lessees. A summary of net leasing revenues including all current lease obligors with more than $1,000 in annual revenues is as follows:

                                            1996               %                 1997                %
                                            ----             ----                ----                --
Hughes Markets, Inc.                      $ 3,017                5%            $ 4,338               7%
Dr Pepper Bottling Company
    of Texas                                2,999                5               2,999               5
Detroit Diesel Corporation                  2,734                5               2,734               5
Gibson Greetings, Inc.                      2,535                4               2,590               4
Sybron Acquisition Company                  2,483                4               2,483               4
Advanced System
    Applications, Inc.                      3,453                6               2,267               4
Stoody Deloro Stellite, Inc.                1,976                3               2,042               4
Amerisig, Inc.                              1,902                3               1,965               3
Pre Finish Metals Incorporated              1,798                3               1,816               3
Furon Company                               1,925                3               1,812               3
AutoZone, Inc.                              1,721                3               1,775               3
Orbital Sciences Corporation                1,615                3               1,615               3
The Gap, Inc.                               1,615                3               1,615               3
Simplicity Manufacturing, Inc.              1,498                3               1,498               3
Cleo, Inc.                                  1,331                3               1,378               2
AP Parts Manufacturing, Inc.                1,293                2               1,377               2
NVRyan, L.P.                                1,415                2               1,363               2
Peerless Chain Company                      1,184                2               1,281               2
Unisource Worldwide, Inc.                   1,235                2               1,240               2
Red Bank Distribution, Inc.                 1,050                2               1,050               2
Brodart, Co.                                  986                2                 982               2
Gould, Inc.                                   911                2                 911               2
High Voltage Engineering
    Corporation                               887                2                 881               2
Spreckels Industries, Inc.                    766                1                 766               1
Other                                      15,228               27              15,926              27
                                          -------          -------             -------             ---
                                          $57,557              100%            $58,704             100%
                                          =======          =======             =======             ===


Results for the Group's hotel operations for the nine-month periods ended September 30, 1996 and 1997 are as follows:

                                                   1996                  1997
                                                   ----                  ----
Revenues                                         $ 18,407             $ 10,943
Fees paid to hotel management company                (497)                (296)
Other operating expenses                          (12,529)              (7,690)
                                                 --------             --------
Hotel operating income                           $  5,381             $  2,957
                                                 ========             ========

                            CAREY DIVERSIFIED LLC and
                   CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS


        NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 5.  Equity Investments:

An interest in the operating partnership of American General Hospitality Corporation ("AGH"), a publicly-traded real estate investment trust, which interest was acquired in July 1996, is accounted for under the equity method. The share of income from this investment was $274 for the period from acquisition through September 30, 1996 and $1,155 for the nine months ended September 30, 1997. The Group did not receive any distributions from this investment prior to September 30, 1996. Distributions received were $1,142 for the nine months ended September 30, 1997.

The Group has the right to convert its 920,672 limited partnership units in the operating partnership on a one-for-one basis to shares of common stock in AGH at any time. On September 22, 1997, AGH filed a registration statement with the United States Securities Commission which would allow shares of AGH converted from units to be freely transferred. As of September 30, 1997, the quoted market value of AGH common stock was $27 15/16 per share resulting in an underlying fair value of the Group's equity investment of approximately $25,721.

AGH's unaudited financial statements in its Quarterly Report on Form 10-Q for the nine months ended September 30, 1997 reported total assets of $562,013, shareholders' equity of $284,629, total revenues of $143,439 and net income of $17,212.

The Group's income from equity investments in two real estate limited partnerships was $436 and $451 for the nine months ended September 30, 1996 and 1997, respectively. Distributions received from such investments were $594 and $601 for the nine months ended September 30, 1996 and 1997, respectively. The Group is the sole limited partner in the two partnerships with the general partner interests owned by Corporate Property Associates 10 Incorporated ("CPA(R):10"), an affiliate.

Equity income has been included in other income in the accompanying combined financial statements.


Note 6.  Other Income:

In August 1995, the Group reached a settlement with The Leslie Fay Company ("Leslie Fay") in connection with releasing Leslie Fay from its lease obligations including the consummation of a purchase option which Leslie Fay had exercised. Under the settlement agreement, the Group's bankruptcy claim against Leslie Fay, as an unsecured creditor, was limited to $2,650. In June 1997, the Group received securities with a market value of $1,619 as a distribution on its claim. The June 1997 distribution represents 79% of the total settlement amount; there is no assurance; however, that the remaining amount of the claim will be distributed.

In connection with a bankruptcy claim against the former lessee of two hotel properties, the Group received a bankruptcy distribution of $777 in 1997.


Note 7.  Consent Solicitation:

On October 15, 1997, Carey Diversified filed a Consent Solicitation Statement/Prospectus ("consent solicitation") with the United States Securities and Exchange Commission. The General Partners proposed that the Limited Partners of the Group approve a transaction in which each CPA(R) limited partnership would be merged with a subsidiary partnership of Carey Diversified, of which Carey Diversified is the general partner. Each limited partner had the option of either exchanging his or her limited partnership units for an interest in Carey Diversified ("Listed Shares") or to retain a limited partnership interest in the subsidiary partnership ("Subsidiary Partnership Units"). As the holders of a majority of the outstanding limited partnership units of

                            CAREY DIVERSIFIED LLC and
                   CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS


        NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


each CPA(R) Partnership consented to the transaction, the merger of the Partnership with the corresponding subsidiary partnership of Carey Diversified was consummated on January 1, 1998. Upon consummation of the transaction, the General Partners exchanged a portion of their general partnership interests in exchange for Listed Shares.

The Listed Shares will be listed and commence trading on the New York Stock Exchange on January 21, 1998. Subsidiary Partnership Units will provide substantially the same economic interest and legal rights as those of a limited partnership unit in the Partnership, but will not be listed on a securities exchange. Conversion of limited partnership units to Listed Shares or Subsidiary Partnership Units will not generally result in a taxable event to the limited partners.

                            CAREY DIVERSIFIED LLC and
                   CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS


        NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS


(all amounts in thousands)


Overview

      Carey Diversified LLC ("Carey Diversified") and the CPA(R) Partnerships (collectively, the "Group") are in the business of investing in commercial and industrial real estate. Most of the existing properties owned by the Group are net leased to corporations throughout the United States. A net lease is typically structured so that the lessee is responsible during the initial term of the lease for all operating expenses of the leased properties including property taxes, insurance and maintenance and repairs. Each investment was made pursuant to an extensive evaluation of the lessee's credit, management, position within its industry, operating history and profitability. The Group's real estate portfolio is diversified by type of property, geographic location and industry. Net lease investments are structured to provide stable cash flow by entering into long-term net leases that require lessees to pay all operating expenses of the properties. Leases may also include operational and financial covenants that lessees must satisfy in order to protect the CPA(R) Partnerships' investments.

      As described in Note 7 to the Combined Financial Statements, the Group completed a transaction on January 1, 1998 which resulted in Carey Diversified owning a majority interest in the CPA(R) Partnerships, as general partner. During January 1998, Carey Diversified will be listed and traded on the New York Stock Exchange.

      The CPA(R) Partnerships financed property acquisitions with limited recourse mortgage debt where the cost of such financing has been favorable. The real estate portfolio consists of the properties acquired with the proceeds of the initial offerings of the CPA(R) Partnerships. Pursuant to their Partnership Agreements, the CPA(R) Partnerships were not able to reinvest the proceeds from the sale of properties in new investments. Subsequent to the consummation of the consolidation with Carey Diversified, the Group will have the ability to reinvest proceeds from sales and will have greater operating flexibility to achieve its growth objectives. Depending on prevailing market conditions, the portfolio's leverage may be restructured to reduce financing costs and increase cash flow. A substantial portion of the financing used by the CPA(R) Partnerships has been in the form of amortizing limited recourse mortgage debt. As a publicly traded entity, Carey Diversified is expected to have other financing options available for its capital needs. Proceeds from property dispositions may be reinvested to increase the portfolio's rate of return. In addition, Carey Diversified will have the option of raising new equity capital in order to expand the portfolio and increase revenues.

Results of Operations

      Net income decreased by $2,196 and $3,467 for the three-month and nine-month periods ended September 30, 1997 as compared with the similar periods ended September 30, 1996.

      Income before noncash writedowns, net gains and extraordinary items reflected for the comparable nine-month periods an increase of $2,890 due to an increase in lease revenues and other income and reductions in interest expense and depreciation and amortization. Lease revenues increased by $1,147 primarily as the result of a lease modification and the commencement of new leases. The 1996 lease extension agreement with Hughes Markets and new leases provided $1,321 and $924, respectively, of additional revenues for the nine-month period. Of such increase, $1,186 was offset by the expiration of a lease on June 30, 1997. The lease with Hughes Markets is scheduled to expire in April 1998. The Company has entered into a net lease agreement with Copeland Beverage Group, Inc. for the property currently occupied by Hughes Markets. Copeland's right of possession of the property and the date which it will be required to commence paying annual rent of $1,800 shall be the date, on or after April 30, 1998, that Hughes Markets vacates the property. Scheduled rent increases contributed additional revenues of $530 and were partially offset by a reduction in rents due to property sales in 1996 and 1997. Other income increased by $2,842 primarily due to distributions of proceeds received in connection with bankruptcy claims against two former tenants.

                            CAREY DIVERSIFIED LLC and
                   CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS


           Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS, Continued




Results of Operations (continued)

      The trend of decreasing expenses for interest and depreciation has continued as a result of the retirement of debt and property sales, respectively. Of the $2,684 decrease in interest expense, $674 was due to satisfaction of mortgage loans in connection with the sales of properties, $1,090 from the prepayment of debt on properties which remain under lease, with the remaining reductions due to the continuing amortization of existing mortgage debt and the benefits of refinancing mortgage loans at lower rates of interest. Depreciation and amortization expense decreased by $458 primarily due to the sale of properties. General and administrative expenses increased due to higher accruals for state and local taxes and an increase in administrative costs related to the consolidation. Property expenses increased by $1,228 due to an increase in charges for uncollected rents and receivables, a litigation settlement of $237 and increased legal costs related to a bankruptcy claim being pursued against a former tenant.

      Operating income for the hotel properties decreased by $2,424 for the nine months ended September 30, 1997 as compared to the similar period in 1996 due to the sale of the Group's hotel property in Rapid City, South Dakota and the exchange of another hotel property in Kenner, Louisiana in 1996 for limited partnership units in the operating partnership of American General Hospitality Corporation, a newly-formed, publicly-traded real estate investment trust. Excluding the operations from the two hotels disposed of in 1996, operating income from the three remaining properties, Holiday Inn hotels in Alpena, Petoskey and Livonia, Michigan, increased by $369 or 14%. Revenues from the three hotels increased by 4% while expenses were stable. The growth in revenues is due to a strategy of increasing room rates while occupancy rates generally remained constant. For the nine-month period, the average room rate increased by 10% in Livonia, 6% in Alpena and 3% in Petoskey.

      Income before noncash writedowns to net realizable value, net gains and extraordinary items for the comparable three-month periods decreased by $2,897 primarily due to a decrease in lease revenues of $1,001, an increase in property expenses and a decrease in hotel earnings, as described below. The decrease in lease revenues was primarily due to the expiration of a lease in June 1997 which was modified in June 1994 to allow the termination in 1997 rather than 2003 in consideration for an increase in annual rents of $3,383.


Liquidity and Capital Resources

      There was no material change in the Group's financial condition since December 31, 1996. Cash balances increased by $793 to $29,346. For the nine-month period ended September 30, 1997, cash flow from operations of $37,621 was sufficient to pay distributions of $25,610, scheduled principal payment installments of $6,262 on the Group's mortgage debt and fund capital improvements of $1,455. In addition, the Group paid off mortgage loan balances of $16,735 of which $12,700 was funded by refinancing a limited recourse loan at a lower rate of interest.

                            CAREY DIVERSIFIED LLC and
                   CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS


           Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS, Continued





Liquidity and Capital Resources (continued)

      The capital expenditures were comprised of $1,076 used to meet an obligation to improve a property in Reno, Nevada in connection with the commencement of a lease, in December 1996, and to replace furniture, fixtures and equipment at the hotel properties. As of September 30, 1997, the Group had no significant commitments to fund improvements at leased properties. The Group is considering funding improvements for several lessees. Such improvements would be committed to in exchange for either increased rents, extensions of existing lease terms or both. The Group is committed to funding improvements over the next several years for the hotel properties in order to meet the requirements of the Holiday Inn Product Improvement Plan.

      The Group expects to meet certain long-term liquidity requirements, such as capital improvements, scheduled debt maturities and new property acquisitions by obtaining long-term secured and unsecured financing, the issuance of equity securities and operating cash flow. Upon consummation of the consolidation, the Group will have a real estate portfolio with an appraised value of approximately $682,000, limited recourse mortgage debt of approximately $190,000 and recourse debt of $24,709. Management believes that a refinancing of debt will provide an opportunity to enhance cash flow and future growth. Historically a significant amount of cash flow has been used to funds scheduled amortization of mortgage principal. Scheduled mortgage principal amortization paid in 1996 and for the nine-month period ended September 30, 1997 was $8,844 and $6,088, respectively. The Group may use non-amortizing debt in the future to reduce debt service levels and provide additional cash flow for funding capital improvements or the acquisition of new properties. As a perpetual life entity, the Group may utilize unsecured financing, in addition to nonrecourse mortgage financing, to lower financing costs and improve operating flexibility. Management believes that the Group will have additional borrowing capacity that can be used to fund capital needs.

      The CPA(R) Partnerships have historically distributed a significant portion of cash flow to their partners. The Group currently plans to initially to continue distributing a significant portion of its cash flow to holders of Subsidiary Partnership Units and shareholders.

      The Group expects to meet its short-term liquidity requirements, including general and administrative and property expenses, scheduled principal payment installment obligations and distribution objectives from cash generated from operations and from existing cash balances. The CPA(R) Partnerships maintained working capital reserves in order to fund their non-recurring needs, including capital improvements and maturing debt. The Group's cash balance may decrease in the future to the extent the Group uses lines of credit to supplement cash flow from operations to fund short-term liquidity needs.

                            CAREY DIVERSIFIED LLC and
                   CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS



                                     PART II




Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)        Exhibits:

                    None

         (b)        Reports on Form 8-K:

                           During the quarter ended September 30, 1997 the Group was not required to file any reports on Form 8-K.

                            CAREY DIVERSIFIED LLC and
                   CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS



                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CAREY DIVERSIFIED LLC






           01/16/98                  By:     /s/ John J. Park
          ------------                       -----------------------------------
              Date                               John J. Park
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)



           01/16/98                  By:     /s/ Claude Fernandez
          ------------                       -----------------------------------
              Date                               Claude Fernandez
                                                 Executive Vice President and
                                                 Chief Administrative Officer
                                                 (Principal Accounting Officer)