Form 10-K405
period 1997-12-31
CAREY DIVERSIFIED LLC
filed 1998-03-31
CIK 1025378

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|x| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended                 December 31, 1997
                               ------------------------------------------------

                                       or

|_| TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________________ to ______________________

Commission file number            001-13779
                       ---------------------------------------------------------

                              CAREY DIVERSIFIED LLC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      13-3912578
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                            10020
--------------------------------------------------------------------------------
(Address of principal executive offices)                            Zip Code)

Registrant's telephone number, including area code       (212) 492-1100
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class           Name of each exchange on which registered

              NONE                                      NONE
--------------------------------       -----------------------------------------

--------------------------------       -----------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                                  LISTED SHARES
--------------------------------------------------------------------------------
                                (Title of Class)

================================================================================
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                                  |X| Yes |_| No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of Carey Diversified LLC voting stock held by non-affiliates of Registrant as of March 28, 1998 is $477,932,000. The number of shares outstanding on the Registrant's common stock as of March 28, 1998 is 23,974,791.

                                     PART I

Item 1. Business.

The Company

            Carey Diversified LLC (the "Company" or "Carey Diversified") is a dynamic, growth-oriented organization which intends to increase shareholder value by acquiring net leased properties and making opportunistic investments utilizing the core competencies of the Company's management (which include in-depth credit analysis, asset valuation and creative structuring). The Company also seeks to optimize its existing portfolio through the expansion of existing properties and strategic property sales. As a perpetual life, growth-oriented company, the Company will continue to own Properties as long as it believes ownership helps the Company attain its objectives.

            The Company's objective is to increase funds from operations through prudent management of its real estate assets and opportunistic investments.

            The Company presently intends to:

            o Seek additional investment and other opportunities that leverage core management skills (which include in-depth credit analysis, asset valuation and sophisticated structuring techniques);

            o optimize the current portfolio of properties through expansion of existing properties, timely dispositions and favorable lease modifications;

            o utilize its enhanced size and access to capital to refinance existing debt; and

            o increase the Company's access to capital.

            The Company was formed as a Delaware limited liability company on October 15, 1996. On January 1, 1998, the Company completed its merger with the nine CPA(R) Partnerships and now is the general partner and owner of substantially all of the former limited partner interests in those partnerships. The Company is expected to be treated as a partnership for tax purposes. These nine Partnerships raised equity capital aggregating approximately $400 million and invested the net proceeds primarily in net leased properties. As of January 1, 1998, the Company, through its subsidiaries, owned 198 properties in 37 states. The Company's principal executive offices are located at 50 Rockefeller Plaza, New York, New York 10020.

            Carey Management LLC (the "Manager") provides both strategic and day-to-day management for the Company, including research, investment analysis, acquisition and development services, asset management, capital funding services, disposition of assets and administrative services.

Acquisition Strategies:

            The Manager has a well-developed process with established procedures and systems for acquiring net leased property. As a result of its reputation and experience in the industry and the contacts maintained by its professionals, the Manager has a presence in the net lease market that has provided it with the opportunity to invest in a significant number of transactions on an ongoing basis. The Company seeks to utilize the Manager's presence in the net lease market to acquire additional properties in transactions with both new and current tenants. In evaluating opportunities for the Company, the Manager carefully examines the credit, management and other attributes of the tenant and the importance of the property under consideration to the tenant's operations. The Company believes that the Manager has one of the most extensive underwriting processes in the industry and has an experienced staff of professionals involved with underwriting transactions. The Manager seeks to identify those prospective tenants whose creditworthiness is likely to improve over time. The Company believes that the experience of its management in structuring sale-leaseback transactions to meet the needs of a prospective tenant enables the Manager to obtain a higher return for a given level of risk than would typically be available by purchasing a property subject to an existing lease.

            The Manager's strategy in structuring its net lease investments for the Company is to:

            o combine the stability and security of long-term lease payments, including rent increases, with the appreciation potential inherent in the ownership of real estate;

            o     enhance current returns by utilizing varied lease structures;

            o reduce credit risk by diversifying its investments by tenant, type of facility, geographic location and tenant industry; and

            o increase potential returns by obtaining equity enhancements from the tenant when possible, such as warrants to purchase tenant common stock.

Transaction Origination:

            In analyzing potential acquisitions, the Manager reviews and structures many aspects of a transaction, including the tenant, the real estate and the lease, to determine whether a potential acquisition can be structured to satisfy the Company's acquisition criteria. The aspects of a transaction which are reviewed and structured by the Manager include the following:

Tenant Evaluation. The Manager subjects each potential tenant to an extensive evaluation of its credit, management, position within its industry, operating history and profitability. The Manager seeks tenants it believes will have stable or improving credit. By leasing properties to such tenants, the Company can generally charge rent that is higher than the rent charged to tenants with recognized credit and, thereby, enhance its current return from such properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant's credit does improve, the value of the Company's properties leased to such tenants will likely increase (if all other factors affecting value remain unchanged). The Manager may also seek to enhance the likelihood of a tenant's lease obligations being satisfied, such as through a letter of credit or a guaranty of lease obligations from the tenant's corporate parent. Such credit enhancement provides the Company with additional financial security.

Leases with Increasing Rents. The Manager seeks to include clauses in the Company's leases that provide for increases in rent over the term of the leases. These increases are generally tied to increases in certain indices such as the consumer price index, in the case of retail stores participation in gross sales above a stated level, mandated rental increases on specific dates and by other methods.

Properties Important to Tenant Operations. The Manager, on behalf of the Company, generally seeks to acquire properties with operations that are essential or important to the ongoing operations of the tenant. The Company believes that such properties provide better protection in the event that a tenant files for bankruptcy, because leases on properties essential or important to the operations of a bankrupt tenant are less likely to be rejected and, thereby, terminated by a bankrupt tenant. The Manager also seeks to assess the income, cash flow and profitability of the business conducted at the property, so that, if the tenant is unable to operate its business, the Company can either continue operating the business conducted at the property or re-lease the property to another entity in the industry which can operate the property profitably.

Lease Provisions that Enhance and Protect Value. When appropriate, the Manager attempts to include provisions in the Company's leases that require the Company's consent to certain tenant activity or require the tenant to satisfy certain operating tests. These provisions include, for example, operational and financial covenants of the tenant, prohibitions on a change in control of the tenant and indemnification from the tenant against environmental and other contingent liabilities. Including these provisions in its leases enables the Company to protect its investment from changes in the operating and financial characteristics of a tenant that may impact its ability to satisfy its obligations to the Company or could reduce the value of the Company's Properties.

Diversification. The Manager attempts to diversify the Company's portfolio of properties to avoid dependence on any one particular tenant, type of facility, geographic location or tenant industry. By diversifying its portfolio, the Company reduces the adverse effect on the Company of a single underperforming investment or a downturn in any particular industry.

            The Manager employs a variety of other strategies and practices in connection with the Company's acquisitions. These strategies include attempting to obtain equity enhancements in connection with transactions. Typically, such equity enhancements involve warrants to purchase stock of the tenant to which the property is leased or the stock of the parent of the tenant. In certain instances, the Company grants to the tenant a right to purchase the property leased by the tenant, but generally the option purchase price will be not less than the fair market value of the property. The Manager's practices include performing evaluations of the physical condition of properties and performing environmental surveys in an attempt to determine potential environmental liabilities associated with a property prior to its acquisition.

            While the Company invests in properties subject to triple net leases (i.e., leases in which the tenant is responsible for real estate taxes and assessments, repairs and maintenance, insurance and other expenses relating to the property and has the duty to restore in case of casualty), the Company may, in its discretion, acquire properties subject to leases under which it has more responsibilities than would normally be the case under a triple net lease and may make other investments.

Acquisition and Underwriting Process:

            The Manager's Acquisition and Asset Management Department has the primary responsibility for the origination and negotiation of acquisitions of properties. Members of this department will identify potential acquisitions and conduct negotiations with sellers and tenants. Members of the Acquisition and Asset Management Department generally structure the terms of any financing the Company may use to acquire a property.

            As a transaction is structured, it is evaluated by the Chairman of the Investment Committee with respect to the potential tenant's credit, business prospects, position within its industry and other characteristics important to the long-term value of the property and the capability of the tenant to meet its lease obligations. Before a property is acquired, the transaction is reviewed by the Investment Committee to ensure that it satisfies the Company's investment criteria. Aspects of the transaction that are typically reviewed by the Investment Committee include the expected financial returns, the creditworthiness of the tenant, the real estate characteristics and the lease terms.

            The Investment Committee is not directly involved in originating or negotiating potential acquisitions, but instead functions as a separate and final step in the acquisition process. The Manager places special emphasis on having experienced individuals serve on its Investment Committee and does not invest in a transaction unless it is approved by the Investment Committee.

            The Company believes that the Investment Committee review process gives it a unique, competitive advantage over other unaffiliated net lease companies because of the substantial experience and perspective that the Investment Committee has in evaluating the blend of corporate credit, real estate and lease terms that combine to make an acceptable risk.

            The following people serve on the Investment Committee:

George E. Stoddard, Chairman, was formerly responsible for the direct corporate investments of The Equitable Life Assurance Society of the United States and has been involved with the CPA(R) Programs for over 16 years.

Frank J. Hoenemeyer, Vice Chairman, was formerly Vice Chairman, Director and Chief Investment Officer of The Prudential Insurance Company of America. As Chief Investment Officer, Mr. Hoenemeyer was responsible for all of Prudential's investments, including stocks, bonds, private placements, real estate and mortgages.

Lawrence R. Klein is Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania and its Wharton School. Dr. Klein has been awarded the Alfred Nobel Memorial Prize in Economic Sciences and currently advises various governments and government agencies.

Asset Management:

            The Company believes that effective management of net lease assets is essential to maintaining and enhancing property values. Important aspects of asset management include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling properties and knowledge of the bankruptcy process. The Company believes that the Manager's knowledgeable and experienced professionals are well qualified in these areas of asset management.

            The Manager monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of its Properties. Such monitoring includes receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the Properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. The Manager reviews financial statements of its tenants and undertakes physical inspections of the condition and maintenance of its Properties. Additionally, the Manager periodically analyzes each tenant's financial condition, the industry in which each tenant operates and each tenant's relative strength in its industry.

Financing Strategies:

            Consistent with its investment policies, the Company uses leverage when available on favorable terms in connection with the acquisition at additional net lease property. In March 1998, the Company obtained a credit facility of $150,000,000, which it intends to use primarily to acquire additional properties and to pay off higher interest debt. The Manager will continually seek opportunities and consider alternative financing techniques to refinance debt, reduce interest expense or improve its capital structure.

Environmental Matters:

            Under various federal, state and local environmental laws, regulations and ordinances, current or former owners of real estate, as well as certain other categories of parties, may be required to investigate and clean up hazardous or toxic chemicals, substances or waste or petroleum product or waste (collectively, "Hazardous Materials") releases on, under, in or from such property, and may be held liable to governmental entities or to third parties for certain damages and for investigation and cleanup costs incurred by such parties in connection with the release or threatened release of Hazardous Materials. Such laws typically impose responsibility and liability without regard to whether the owner knew of or was responsible for the presence of Hazardous Materials, and the liability under such laws has been interpreted to be joint and several under certain circumstances. The Company's leases generally provide that the tenant is responsible for all environmental liability and for compliance with environmental regulations relating to the tenant's operations. Such a contractual arrangement does not eliminate the Company's statutory liability or preclude claims against the Company by governmental authorities or persons who are not a party to such an arrangement. Contractual arrangements in the Company's leases may provide a basis for the Company to recover from the tenant damages or costs for which the Company has been found liable.

            The cost of investigation and cleanup of Hazardous Materials on, under, in or from property can be substantial, and the fact that the property has had a release of Hazardous Materials, even if remediated, may adversely affect the value of the property and the owner's ability to sell or lease the property or to borrow using the property as collateral. In addition, some environmental laws create a lien on a property in favor of the government for damages and costs it incurs in connection with the release or threatened release of Hazardous Materials, and certain state environmental laws provide that such a lien has priority over all other encumbrances on the property or that a lien can be imposed on other property owned by the responsible party. Finally, the presence of Hazardous Materials on a property could result in a claim by a private party for personal injury or a claim by a neighboring property owned for property damage.

            Other federal, state and local laws and regulations govern the removal or encapsulation of asbestos-containing material when such material is in poor condition or in the event of building remodeling, renovation or demolition. Still other federal, state and local statutes, regulations and ordinances may require the removal or upgrading of underground storage tanks that are out of service or out of compliance. In addition, federal, state and local laws, regulations and ordinances may impose prohibitions, limitations and operational standards on, or require permits, approvals and notifications in connection with, discharge of wastewater and other waste pollutants, the emission of air pollutants and operation of air pollution equipment, the generation and management of Hazardous Materials, and workplace health and safety. Non-compliance with environmental or health and safety requirements may result in the need to cease or alter operations at a property, which could affect the financial health of a tenant and its ability to make lease payments. Furthermore, if there is a violation in connection with a tenant's operation, it is possible that the Company, as the owner of the property, could be held accountable by governmental authorities for such violation and could be required to correct the violation.

            The Company typically undertakes an investigation of potential environmental risks when evaluating an acquisition. Where warranted, Phase I and Phase II assessments are performed by independent environmental consulting and engineering firms. Phase I assessments do not involve subsurface testing, whereas Phase II assessments involve some degree of soil and/or groundwater testing. The Company may acquire a property that is known to have had a release of Hazardous Materials in the past, subject to a determination of the level of risk and potential cost of remediation. The Company normally requires property sellers to indemnify it fully against any environmental problem existing as of the date of purchase. Additionally, the Company normally structures its leases to require the tenant to assume all responsibility for environmental compliance or environmental remediation relating to the tenants operations and to provide that non-compliance with environmental laws is deemed a lease default. In certain instances, the Company may also require a cash reserve, a letter of credit or a guarantee from the tenant, the tenant's parent company or a third party to assure lease compliance and funding of remediation. The value of any of these protections depends on the amount of the collateral and/or financial strength of the Company providing the protection.

            Some of the properties are located in industrial areas where current or historic industrial uses of adjacent properties may threaten or have caused contamination at the Properties. In addition, the Company is aware of environmental conditions at certain of the Properties that require some degree of remediation. All such environmental conditions are primarily the responsibility of the respective tenants under their leases. The Company believes that its tenants are taking or will soon be taking all required remedial action with respect to any material environmental conditions at the Properties. However, the Company could be responsible for some or all of these costs if one or more of the tenants fails to perform its obligations or to indemnify the Company. In the event that the Company absorbs a portion of the costs to comply with environmental statutes, the Company believes that the ultimate resolution of such environmental matters will not have a material adverse effect on the Company's financial condition, liquidity or results of operations. Furthermore, no assurance can be given that the environmental assessments that have been conducted at the Properties disclosed all environmental liabilities, that any prior owner did not create a material environmental condition not known to the Company, or that a material condition does not otherwise exist as to any of the Properties.

Competition:

            The Company faces competition for the acquisition of properties from insurance companies, commercial banks, credit companies, pension funds, private individuals, investment companies, REITs and other real estate finance companies. The Company also faces competition from institutions or investors that provide or arrange for other types of financing through private or public offerings of equity or debt and from traditional bank financings. The Company believes that its 20 years of continuous market presence through the CPA(R) Partnerships, the experience of its management and its ability to underwrite credit and asset-based investment opportunities allow it to compete effectively.

Employees:

            The Company has one employee who serves as its Chairman and Chief Executive Officer and 10 Directors. The Manager has over 60 officers, employees and directors who will be involved in the operations of the Company.

Year 2000 Issues:

            The Manager has responsibility for maintaining the Company's books and records. An affiliate of the Manager has responsibility for servicing the computer systems used in maintaining such books and records. In its preliminary assessment of Year 2000 issues the affiliate believes that such issues will not have a material effect on the Company's operations; however, such assessment has not been completed. The Company relies on its bank, The Chase Manhattan Bank, and transfer agent Chase Mellon Shareholder Services, Inc., for certain computer-related services and has initiated discussions to determine whether they are addressing Year 2000 issues that might affect the Company.

Insurance:

            Under their leases, the Company's tenants will generally be responsible for providing adequate insurance on the properties leased. The Company believes the Properties are covered by adequate fire, flood and property insurance provided by reputable companies. However, some of the Properties are not covered by disaster-type insurance with respect to certain hazards (such as earthquakes) for which coverage is not available or available only at rates which, in the opinion of the Company, are prohibitive.

Item 2. PROPERTIES

            As of December 31, 1997, the Company's portfolio consisted of - Properties, all but 7 of which were 100% leased. The Company operates two properties as hotels. Set forth below is certain information relating to the Properties.

            Registrant's properties are as follows:

                                          Property                  Square           Annual    Increase       Lease        Maximum
Lessee/Guarantor                          Location                  Footage           Rent      Factor      Expiration       Term
----------------------------------------------------------------------------------------------------------------------------------
Hughes Markets, Inc.                      Los Angeles, CA              390,000      1,344,644    Stated       Apr-98        Oct-98

Dr Pepper Bottling Company of Texas       Irving, TX                   459,497
                                          Houston, TX                  262,450
                                                                -----------------------------
                                                                       721,947      3,998,000     CPI         Jun-14        Jun-14

Detroit Diesel Corporation                Detroit, MI                2,730,750      3,655,525     PPI         Jun-10        Jun-30

Sybron International Corporation          Dubuque, IA                  144,300        452,956     CPI         Dec-13        Dec-38
                                          Glendora, CA                  25,000        369,186     CPI         Dec-13        Dec-38
                                          Portsmouth, NH                95,000        537,058     CPI         Dec-13        Dec-38
                                          Rochester, NY                221,600        985,378     CPI         Dec-13        Dec-38
                                          Romulus, MI                  220,000        966,504     CPI         Dec-13        Dec-38
                                                                -----------------------------
                                                                       705,900      3,311,082

Gibson Greetings, Inc.                    Cincinnati, OH               593,340
                                          Berea, KY                    601,500
                                                                -----------------------------
                                                                     1,194,840      3,100,000    Stated       Nov-13        Nov-23

Thermodyne Holdings Corp.                 Industry, CA                 325,800      2,234,191     CPI         Feb-10        Feb-35

DS Group Limited                          Goshen, IN                    54,270        500,212     CPI         Feb-10        Feb-35

Quebecor Printing Inc.                    Doraville, GA                432,559      1,496,780     CPI         Dec-09        Dec-34
                                          Olive Branch, MS             270,500        992,349     CPI         Jun-08        Jun-33
                                                                -----------------------------
                                                                       703,059      2,489,129

Furon Company                             New Haven, CT                110,389
                                          Mickleton, NJ                 86,175
                                          Aurora, OH                   147,848
                                          Mantua, OH                   150,544
                                          Bristol, RI                  105,642
                                          Aurora, OH                    26,692
                                                                -----------------------------
                                                                       627,290      2,416,049     PPI         Jul-07        Jul-37

Pre Finish Metals Incorporated            Walbridge, OH                313,704      2,421,640     CPI         Jun-03        Jun-28

                                          Property                  Square           Annual    Increase       Lease        Maximum
Lessee/Guarantor                          Location                  Footage           Rent      Factor      Expiration       Term
----------------------------------------------------------------------------------------------------------------------------------
AutoZone, Inc.                            31 Locations:                185,990      1,483,957   % Sales       Jan-11        Feb-26
                                          NC, TX, AL, GA,
                                          IL, LA, MO
AutoZone, Inc.                            13 Locations:                 70,425        393,598   % Sales       Aug-12        Aug-37
                                          FL, LA, MO,
                                          NC, TN
AutoZone, Inc.                            11 Locations:                 54,000        545,883   % Sales       Aug-13        Aug-38
                                          FL, GA, NM,
                                                                -----------------------------
                                          SC, TX                       310,415      2,423,438

Orbital Sciences Corporation              Chandler, AZ                 280,000      2,226,547     CPI         Sep-09        Sep-29

The Gap, Inc.                             Erlanger, KY                 391,000      1,252,636     CPI         Feb-03        Feb-43
                                          Erlander, KY                 362,750        952,749     CPI         Feb-03        Feb-43
                                                                -----------------------------
                                                                       753,750      2,205,385

AP Parts International, Inc.              Toledo, OH                 1,160,000
                                          Pinconning, MI               220,588
                                                                -----------------------------
                                                                     1,380,588      1,836,534     CPI         Dec-07        Dec-22

NVR, Inc.                                 Thurmont, MD                 150,468        729,114     CPI         Mar-14        Mar-39
                                          Farmington, NY                29,273
                                          Pittsburgh, PA                42,000        938,046     CPI         Mar-14        Mar-18
                                          Pittsburgh, PA                36,000
                                                                -----------------------------
                                                                       257,741      1,667,160

Unisource Worldwide, Inc.                 Commerce, CA                 411,579      1,292,800    Stated       Apr-10        Apr-30
                                          Anchorage, AK                 44,712        312,700    Stated       Dec-09        Dec-29
                                                                -----------------------------
                                                                       456,291      1,605,500

CSS Industries, Inc./Cleo Inc.            Memphis, TN                1,006,566      1,500,000     CPI         Dec-05        Dec-15


Peerless Chain Company                    Winona, MN                   357,760      1,463,425     CPI         Jun-11        Jun-26

Information Resources, Inc.               Chicago, IL                  159,600
    (33.33% ownership)                    Chicago, IL                   92,400
                                                                -----------------------------
                                                                       252,000      1,457,788     CPI         Oct-10        Oct-15

Red Bank Distribution, Inc.               Cincinnati, OH               589,150      1,400,567     CPI         Jul-15        Jul-35

Brodart Co.                               Williamsport, PA             309,030
                                          Williamsport, PA             212,201
                                                                -----------------------------
                                                                       521,231      1,344,764     CPI         Jun-08        Jun-28

                                          Property                  Square           Annual    Increase       Lease        Maximum
Lessee/Guarantor                          Location                  Footage           Rent      Factor      Expiration       Term
----------------------------------------------------------------------------------------------------------------------------------
High Voltage Engineering Corp.            Lancaster, PA                 70,712        600,262     CPI         Nov-13        Nov-38
                                          Sterling, MA                  70,000        578,757     CPI         Nov-13        Nov-38
                                                                -----------------------------
                                                                       140,712      1,179,019

United States Postal Service              Bloomington, IL              116,000      1,089,982    Stated      Apr - 06      Apr - 06

Duff-Norton Company, Inc.                 Forrest City, AR             265,000      1,020,717     CPI         Dec-12        Dec-32

Kinney Shoe Corp./Armel, Inc.             Ft. Lauderdale, FL            80,540        964,941     CPI         Sep-01        Sep-16

DeVlieg-Bullard, Inc.                     McMinnville, TN              276,991
                                          Frankenmuth, MI              132,400
                                                                --------------
                                                                       409,391        953,803     CPI         Apr-06        Apr-26

Lockheed Martin Corporation               King of Prussia, PA           88,578        934,186    Market       Jul-98        Jul-08
                                          Oxnard, CA                   142,796        360,000    Stated       Aug-00        Aug-02
                                          Glen Burnie, MD               45,804        310,000    Stated       Apr-01        Apr-21
                                                                -----------------------------
                                                                       277,178      1,604,186

Wal-Mart Stores, Inc.                     West Mifflin, PA             118,125        891,129     CPI         Jan-07        Jan-37

Anthony's Manufacturing Company,          San Fernando, CA              95,420
Inc.                                      San Fernando, CA               7,220
                                          San Fernando, CA              40,285
                                          San Fernando, CA              39,920
                                                                -----------------------------
                                                                       182,845        876,000     CPI         May-07        May-12

Hotel Corporation of America              Topeka, KS                   117,590        835,120    Stated       Sep-03        Sep-03
(Holiday Inn Franchisee)

IMO Industries, Inc.                      Garland, TX                  150,203        822,750    Stated       Sep-02        Sep-07

United Stationers Supply Co.              New Orleans, LA               59,000
                                          Memphis, TN                   75,000
                                          San Antonio, TX               63,321
                                                                -----------------------------
                                                                       197,321        812,708     CPI         Mar-10        Mar-30

Continental Casualty Company              College Station, TX           97,567        771,666    Stated       Oct-98        Oct-03

Winn-Dixie Stores, Inc.                   Montgomery, AL                32,690        191,534   % Sales       Mar-08        Mar-38
                                          Panama City, FL               34,710        170,399   % Sales       Mar-08        Mar-38
                                          Leeds, AL                     25,600        144,713   % Sales       Mar-04        Mar-34
                                          Bay Minette, AL               34,887        128,472   % Sales       Jun-07        Jun-37
                                          Brewton, AL                   30,625        134,500   % Sales       Oct-10        Oct-30
                                                                -----------------------------
                                                                       158,512        769,618

AT&T Corporation                          Bridgeton, MO                 55,810        794,764    Stated       Nov-01        Nov-11

                                          Property                  Square           Annual    Increase       Lease        Maximum
Lessee/Guarantor                          Location                  Footage           Rent      Factor      Expiration       Term
----------------------------------------------------------------------------------------------------------------------------------
Harcourt General, Inc.                    Burnsville, MN                31,837        467,500   % Sales       Jul-06        Jul-31
                                          Canton, MI                    29,818        233,750   % Sales       Jul-05        Jul-30
                                                                -----------------------------
                                                                        61,655        701,250

Western Union Financial Services, Inc.    Bridgeton, MO                 78,080        656,882    Stated       Nov-01        Nov-11

Exide Electronics Corporation             Raleigh, NC                   27,770        572,130     CPI         Apr-97        Apr-98

Swiss-M-Tex, L.P.                         Travelers Rest, SC           178,693        480,000     CPI         Aug-07        Aug-17

Motorola, Inc.                            Urbana, IL                    46,350        540,000    Stated       Dec-00        Dec-20

EXCEL Communications, Inc.                Reno, NV                      53,158        532,802    Stated       Dec-00        Dec-20


Penn Virginia Corporation                 Cuyahoga Falls, OH            80,445
                                          Broomall, PA                  22,810
                                          Duffield, VA                  12,804
                                                                -----------------------------
                                                                       116,059        498,750    Market       Aug-99        Aug-34

Titan Corporation                         San Diego, CA                166,403        485,084     CPI         Jul-07        Jul-31
    (18.54% ownership)

Wozniak Industries, Inc./ Mayfair
Molded Products Corporation               Schiller Park, IL             84,197        460,755    Stated       Dec-03        Dec-23

Childtime Childcare, Inc.                 12 Locations:                 83,694        413,638     CPI         Jan-16        Jan-41
    (33.93% ownership)                    AZ, CA, MI,TX

Yale Security Inc.                        Lemont, IL                   130,000        399,000    Stated       Apr-11        Apr-11

CSK Auto, Inc.                            Denver, CO                     8,129         51,709     CPI         Jan-08        Jan-38
                                          Glendale, AZ                   3,406         58,564     CPI         Jan-02        Jan-22
                                          Apache Junction, AZ            5,055         43,316     CPI         Jan-02        Jan-22
                                          Casa Grande, AZ               11,588         56,695     CPI         Jan-02        Jan-22
                                          Scottsdale, AZ                 8,000         18,586     CPI         Jan-02        Jan-22
                                          Mesa, AZ                       3,401         59,955     CPI         Jan-02        Jan-22
                                                                -----------------------------
                                                                        39,579        288,825

B&G Contract Packaging, Inc.              Maumelle, AR                 160,000        335,880    Stated      Jul - 98       Dec-03

Sports & Recreation, Inc.                 Moorestown, NJ                74,066        308,750    Stated       Jun-12        Jun-42

                                          Property                  Square           Annual    Increase       Lease        Maximum
Lessee/Guarantor                          Location                  Footage           Rent      Factor      Expiration       Term
----------------------------------------------------------------------------------------------------------------------------------
Kobacker Stores, Inc.                     Fontana, CA                    4,500
                                          Rialto, CA                     4,500
                                          Reynoldsburg, OH               3,840
                                          Tallmadge, OH                  4,000
                                          Anderson, IN                   4,500
                                          Cuyahoga Falls, OH             3,792
                                          Marion, OH                     3,900
                                          Fremont, OH                    4,000
                                          Merced, CA                     4,500
                                          Sacramento, CA                 4,400
                                          Stockton, CA                   4,500
                                          Sacramento, CA                 4,400
                                                                -----------------------------
                                                                        50,832        267,314     None        Dec-06        Dec-36

Petrocon Engineering, Inc./               Beaumont, TX                                118,800    Stated       Dec-98        Dec-00
Olmstead Kirk Paper Company                                                           103,740     None        Jun-99        Jun-03
                                                                                       43,200     None        Nov-99        Nov-03
                                                                                       33,000     None        Jan-03        Jan-08
                                                                                       15,444     None        Mar-98
                                                                               --------------
                                                                        48,700        314,184

Federal Express Corporation               Corpus Christi, TX            30,212        189,986    Market       May-99        May-09
                                          College Station, TX           12,080         56,700    Market       Feb-99        Feb-09
                                                                               --------------
                                                                                      246,686

Bell Atlantic Corporation                 Milton, VT                    30,624        229,717    Stated       Feb-03        Feb-13

Penberthy Products, Inc.                  Prophetstown, IL             161,878        209,507     CPI         Apr-06        Apr-26

Allied Plywood Corporation                Manassas, VA                  60,446        190,550    Stated       Mar-02        Mar-02

Rochester Button Company                  South Boston, VA              43,387
                                          Kenbridge, VA                 38,000
                                                                -----------------------------
                                                                        81,387        180,000     None        Dec-16        Dec-36

Sunds Defibrator Woodhandling, Inc.       Carthage, NY                  76,000        144,239     CPI         Aug-05        Jul-07

Pepsi-Cola Metropolitan Bottling
Company, Inc.                             Houston, TX                   17,725         97,568    Stated       Oct-04        Oct-04

Popular Stores, Inc.                      Scottsdale, AZ                11,800         94,266   % Sales       Jul-00        Jul-10

Stair Pans of America, Inc.               Fredericksburg, VA            45,821         89,810    Stated       Jul-98        Jul-98

Inno Tech Industries, Inc.                Elyria, OH                   183,000         60,000     None        Apr-98        Apr-03

Cent Stores, Inc.                         Mesa, AZ                      11,039         54,000    Stated       Jan-13        Jan-13

Family Bargain Center                     Colville, WA                  15,300         50,733     CPI         Jan-00        Jan-15

                                          Property                  Square           Annual    Increase       Lease        Maximum
Lessee/Guarantor                          Location                  Footage           Rent      Factor      Expiration       Term
----------------------------------------------------------------------------------------------------------------------------------
The Crafters Mall, Inc.                   Glendale, AZ                  11,760         47,964     None       Quarterly Renewals

Kinko's, Inc.                             Canton, OH                     1,700         26,010   % Sales       Aug-00        Aug-10

Capin Mercantile Corporation              Silver City, NM               11,280         36,660     None        May-00        May-05

Building 7 Corporation                    Apache Junction, AZ            9,945         23,100     CPI         Jun-01        Jun-06

Wexler & Wexler                           New Orleans, LA                1,641         19,692   % Sales       Oct-05        Oct-15

Scallon's Carpet Castle, Inc.             Casa Grande, AZ                3,134         17,710    Stated       Dec-03        Dec-03

A. Jones                                  Greensboro, NC                 1,700         10,725     CPI         Apr-99        Apr-01

Livonia Holiday Inn - Livho, Inc.         Livonia, MI                  158,000      2,346,607    Stated       Jan-08        Jan-28

Lutz Bagels LLC                           Canton, OH                     4,800         76,800    Stated       Dec-07        Dec-17

Petoskey Holiday Inn (1)                  Petoskey, MI                  83,462

Alpena Holiday Inn (1)                    Alpena, MI                    96,333

Various lessees                           Broomfield, CO                60,660
                                          Broomfield, CO                40,440
                                                                --------------
                                                                       101,100

Vacant                                    Salisbury, NC                311,182

Vacant                                    Garland, TX                   52,241

      (1)   The Company operates a hotel business at this property.

Item 3. Legal Proceedings.

            As of the date hereof, Registrant is not a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

            On October 16, 1997, the CPA(R) Partnerships began the solicitation of consents from limited partners to approve the merger of the Partnership with all of the CPA(R) Partnerships into Carey Diversified LLC, a Delaware limited liability company. Limited Partners were offered the opportunity to vote to approve or disapprove the merger and to choose either interests ("Listed Shares") in the Carey Diversified LLC or interests ("Subsidiary Partnership Units") in the partnership which survived the merger. The solicitation period ended on December 16, 1997. The results of the voting were as follows:

                                 Units Voted        Units Voted      Units Voted       Units Not
                                     Yes                No            Abstaining         Voting
                                 -----------        -----------      -----------       ---------
Merger of Partnership
with Carey Diversified         405,728  69.92%      12,586  2.17%    2,960  0.51%    158,993  27.4%

                                                            Subsidiary
                                 Listed Shares           Partnership Units
                                 -------------           -----------------
Number of Units
Electing                            570,134                    10,133

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

            Listed Shares are listed on the New York Stock Exchange. Trading commenced on January 21, 1998.

Item 6. Selected Financial Data.

            The following table sets forth selected combined operating and balance sheet information on a combined historical basis, for the CPA(R) Partnerships. The following information should be read in conjunction with the financial statements and notes thereto for the Company included elsewhere herein. The combined historical operating and balance sheet information of the CPA(R) Partnerships as of December 31, 1995, 1996, and 1997, and for the years ended December 31, 1994, 1995, 1996, and 1997 have been derived from the historical Combined Financial Statements audited by Coopers & Lybrand L.L.P., independent accountants. The combined historical operating information for the year ended December 31, 1993 and the historical balance sheet information as of December 31, 1993 and 1994, have been derived from the unaudited combined financial statements of the Company.

(in thousands)

Operating Data                             1993         1994         1995         1996         1997
                                        ---------    ---------    ---------    ---------    ---------
Revenues                                $ 109,027    $ 109,137    $ 107,946    $ 102,731    $  98,347
Income before extraordinary items          33,790       38,456       49,363       45,547       40,561
Distributions                              50,638       35,589       57,216       34,173       43,620
Cash provided by operating activities      45,673       45,131       63,276       50,983       49,559
Cash provided by (used in) investing
    activities                             21,051       37,136       24,327       19,545         (518)
Cash used in financing activities         (66,071)     (70,045)    (105,578)     (69,686)     (59,008)

Balance Sheet Data

Real estate, net (1)                      345,199      330,671      301,505      271,660      240,498
Investment in direct financing leases     260,663      244,746      218,922      215,310      216,761
Total assets                              679,284      659,047      582,324      544,728      523,420
Mortgages and notes payable               358,768      325,886      274,737      227,548      207,627
Long-term obligations (2)                 322,539      284,291      233,300      187,414      150,907

(1) Real estate leased to others accounted for under the operating method and operating real estate, net of accumulated depreciation.

(2)   Represents mortgage and note obligations due after more than one year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Carey Diversified LLC ("Carey Diversified" or the "Company") which commenced public trading on the New York Stock Exchange on January 21, 1998 was organized to combine and continue the business of the nine Corporate Property Associates real estate limited partnerships. The Partnerships own and manage a diverse portfolio of real properties, generally leased to corporate tenants pursuant to long-term net leases. With the Consolidation of the nine CPA(R) Partnerships into Carey Diversified, effective January 1, 1998, the Company will use the corporate finance, asset valuation and structuring capabilities of its management team to expand the existing net lease Partnership portfolio and to use such expertise, as appropriate, to engage in new lines of business.

            From 1979 through 1991, the CPA(R)Partnerships raised approximately $400 million of equity through public offerings of Limited Partnership Units. Each CPA(R) Partnership was structured so that holders of limited partnership units anticipated a return of their investment over the finite life of the Partnership with a disposition strategy that included the sale of assets and liquidation of the Partnership. Accordingly, each CPA(R) Partnership was structured so that there would be no additional raising of equity after the initial offering, nor, after a defined period, reinvestment of sales proceeds in new properties.

            This structure restricted the ability of a CPA(R) Partnership to increase its asset base after the investment of offering proceeds was completed. As a Partnership disposed of a property, its asset base and income from continuing operations would decrease. Further, the stated objective of a Partnership was to use its cash flow to pay distributions at an increasing rate rather than for reinvestment. In contrast, the Company is an infinite life entity that has the ability to raise additional equity capital either through public stock or debt offerings or by exchanging shares in the Company to acquire properties. Management will have greater flexibility in evaluating whether shareholder value will better benefit from the reinvestment of a portion of its cash flow in acquiring properties or in increasing its rate of distributions. The historical results of operations described below may not reflect future operating results because the flexibility to pursue strategies to increase the Company's asset base was not possible under the constraints of the finite life and static structure of the CPA(R) Partnerships.

            Limited Partners in the CPA(R) Partnerships that elected to receive Listed Shares in the Company in exchange for Limited Partnership Units were issued 23,225,967 Listed Shares on the effective date. The listing of the Listed Shares on the New York Stock Exchange provides the holders thereof with liquidity. The allocation of Listed Shares was based on Total Exchange Value as determined pursuant to an independent valuation.

            Results of Operations:

            Net income for the year ended December 31, 1997 decreased by $4,734,000 as compared with net income for the year ended December 31, 1996. The decrease was due to increases in general and administrative and property expenses, property writedowns, a decrease in earnings from the Company's hotel operations and a decrease in gains on asset dispositions. The effect of these items was partially offset by an increase in other income and decreases in interest expense and depreciation. Lease revenues (rental income and interest income from direct financing leases) were substantially unchanged.

            The increase in general and administrative costs was primarily the result of administrative costs incurred in connection with the evaluation of Partnership liquidity alternatives and the structuring of the Consolidation. The increase in property expenses reflected (i) higher management fees, determined in accordance with the Agreement of Partnership of each CPA(R) Partnership, (ii) increased legal fees as a result of the CPA(R) Partnerships seeking to preserve its interests in both existing bankruptcy claims against former and current lessees and disputes with current lessees, (iii) leasing commissions paid to brokers in the remarketing of properties, (iv) operating costs for those properties that are not subject to net leases and (v) charges incurred in connection with evaluating reserves for uncollected rent. The increase in property writedowns reflected the writedown of a property held for sale pursuant to the exercise of a purchase option to an amount equal to the estimated proceeds to be received on sale and the evaluation of the fair value on two other properties during the year. A full year's lease revenues from leases with Sports & Recreation, Inc. and Excel Communications, Inc., an increase by the United States Postal Service for space leased at the property in Bloomingdale, Illinois from 34% to 52% of such leasable space, the benefit from the 1996 lease modification and extension agreement with Hughes Markets, inc. and several rent increases, generally based on formulas indexed to increases in the Consumer Price Index, offset the reduction in lease revenues resulting from the sale of properties in 1996 and the expiration of the Advanced System Applications lease at the Bloomingdale property

            The decrease in earnings from hotel operations resulted from the disposition of two hotel properties in 1996 as earnings for the three remaining hotels operated by the Company and located in Alpena, Petosky and Livonia, Michigan increased in 1997. For the three remaining hotels, operating earnings increased by more than $400,000, or approximately 12%, as a result of a 3.5% increase in revenues with no change in operating expenses. The increase in revenues reflects moderate increases in both overall occupancy and average room rates. Other income included $2,467,000, received as distributions in bankruptcy claims from former tenants and equity income of $2,076,000 including $1,472,000 from the Company's equity interest in the operating partnership of American General Hospitality Corporation, a publicly traded real estate investment trust specializing in hotel properties. The decrease in interest expense was the result of decreasing mortgage balances resulting from both prepayments and scheduled amortizing payments of mortgage principal. The decrease in depreciation was due to the disposition of properties in both 1997 and 1996.

            Net income for the year ended December 31, 1996 decreased by $7,275,000 as compared with the year ended December 31, 1995, Several nonrecurring items; however, are reflected in the results for 1995 including $3,207,000 of extraordinary gains from the extinguishments of mortgage debt and a gain of $11,499,000 on the settlement of a dispute with The Leslie Fay Company. Excluding extraordinary items and other gains for the comparable years, income (including the effect of minority interest) would have reflected an increase in earnings of $7,173,000 for 1996. The increase in income, as adjusted, was the result of lower interest, depreciation and general and administrative expenses, and a higher level of property writedowns in 1995 as compared with 1996 and was partially offset by lower hotel earnings. Lease revenues decreased by approximately 2%, primarily due to the sale of properties.

            The decrease in interest expense was due to the prepayment of several mortgages in both 1995 and 1996 and the continuing amortization of the Company's mortgage debt. The decrease in depreciation reflected the effect of property sales, while the decrease in general and administrative expenses was due to costs incurred in 1995 for state taxes and nonrecurring costs related to the relocation of the CPA(R) Partnerships' offices. The property writedown in 1996 related to the hotel in Rapid City, South Dakota and establishing its fair value at an amount equal to its anticipated sales price. Hotel earnings decreased by $1,058,000 reflecting the exchange of the Kenner, Louisiana Holiday Inn New Orleans Airport for units in the operating partnership of American General Hospitality in July 1996 and the sale of the Rapid City Holiday Inn in October 1996. Hotel earnings at the three remaining hotels increased with such increases ranging from 7% to 13%.

            The Company exchanged its ownership interests in the Kenner hotel for 960,672 units of the American General Hospitality operating partnership. Management's expectation was that the exchange would eliminate the uncertainty and fluctuation in cash flow related to operating a single hotel by a CPA(R) Partnership as the operating partnership owns a diversified portfolio of hotel properties and continues to acquire properties. The Company has the right to exchange its units on a one-for-one basis for shares of American General Hospitality common stock. While conversion of units to shares would be taxable to holders of Listed Shares, the shares would be freely transferable on conversion. The quoted market value of a share of common stock at December 31, 1997 was $26 3/4 resulting in an aggregate value as of that date of approximately $25,700,000, if converted.

            Gains realized in 1996 included a gain of $4,408,000 on the sale of a warehouse property in Hodgkins, Illinois leased to GATX Logistics, Inc. as well as the sale of the Rapid City hotel. Management sold the Rapid City property, after concluding that the cost of upgrading the hotel to meet the core modernization plan of Holiday Inn and retain the Holiday Inn affiliation would not provide an adequate return on the additional investment. Revenues and profitability of the Rapid City operation were expected to decrease from any change in hotel chain affiliations.

            Lease revenues of the Company are expected to decrease in 1998 as a result of the expiration of a lease in June 1997 with Advanced System Applications, the termination of the Gould, Inc. lease in November 1997 granted in exchange for a settlement payment by Gould and the expiration of a lease with Hughes, in April 1998. While revenue from these lessees represented approximately 12% of 1997 lease revenues, both the Hughes and Advanced System Applications lease had been renegotiated in prior years at rents substantially in excess of market rates. The Hughes lease provided for a final rental payment of

$3,500,000 which the Company had initially anticipated as being needed for retrofitting the special purpose property and remarketing costs. Because the Company has entered into a lease with Copeland Beverage Group for that property which will go into effect when Hughes Markets vacates, the Company will not need to use the final payment from Hughes as initially anticipated. In addition, the annual rent from the Copeland Beverage lease will approximate the rents received from Hughes prior to the two-year extension term. Advanced System Applications renegotiated its lease in 1994 in order to allow it to complete its lease obligation in 1997 rather than 2003. The rents paid during this abbreviated term were intended to provide the Company with a significant proportion of the rents that would have been due over the remainder of the original term. A portion of the increased rents were used to amortize fully the loan on the Bloomingdale property so that the carrying costs of the property do not include any debt service obligations. The Company is remarketing the remaining leasable space. Although the Gould lease was originally scheduled to expire in August 1999, the Company permitted an early termination in consideration for a lump sum payment approximately of $1,830,000, received in January 1998, representing approximately 80% of remaining rents for what would have been the remaining lease term. Lockheed Martin Corporation has entered into a lease for a portion of the vacated space. While it will be a challenge to fully replace the rents from Hughes, Advanced System Applications and Gould, these transactions reflected agreements that were negotiated for increased rents and/or lump sum settlement amounts. Since January 1, 1998, the Company has entered into net leases with America West Holdings Corporation for a new corporate headquarters in Tempe, Arizona and Federal Express Corporation for an office building complex in Collierville, Tennessee When these build-to-suit projects are completed, they are expected to provide annual rents of up to $10,000,000. As described in the overview, the use of resources to build the asset base is a direct result of the Consolidation. Several lessees have purchase options that are exercisable over the next several years. The Company will now have the option of investing the proceeds from any such sales in new properties.

            In connection with the Consolidation, the operations of the Livonia, Michigan hotel and related license and franchise agreements have been transferred to an affiliate, Livho, Inc. in 1998. Based on Management's analysis, retaining direct control of the Livonia hotel could have adverse tax consequences for holders of Listed Shares under the qualification regulations for publicly-traded partnerships. The lease with Livho will initially provide annual rent of $2,348,000.

            The expense structure of the Company may be expected to change as a result of the Consolidation. There were certain costs in maintaining nine publicly-registered real estate limited partnerships that mitigated against any benefit that could be achieved from economies of scale. Such benefits are more likely to be available to the Company in the future. Certain of these efficiencies will not be realized until the interests of the Subsidiary Partnership Unitholders in the CPA(R) Partnerships are liquidated.

            Because of the long-term nature of the Company's net leases, inflation and changing prices should not unfavorably affect the Company's revenues and net income or have an impact on the continuing operations of the Company's properties. The Company's net leases have rent increases based on the Consumer Price Index and may have caps on such CPI increases, or sales overrides, which should increase operating revenues in the future. The moderate increases in the CPI over the past several years will affect the rate of such future rent increases. Management believes that hotel operations will not be significantly impacted by changing prices. In addition, Management believes that reasonable increases in hotel operating costs may be partially or entirely offset by increases in room rates.

            Liquidity and Capital Resources:

            The CPA(R) Partnerships' portfolio of properties was acquired with funds from the offering of each Partnership and with financing provided by limited recourse mortgage debt. Cash flow from operations was used to pay scheduled principal payment obligations on the mortgage debt and to fund quarterly distribution to partners, generally at an increasing rate each quarter. Net proceeds from the sale of assets and lump sums received from disputes or bankruptcy claims were used, after reviewing the adequacy of cash reserves, to pay off high rate mortgage debt or to fund special distributions to partners.

            While the Company will initially distribute a significant portion of its cash flow to shareholders, Management will have the ability to evaluate whether a greater return may be realized by reinvesting any available excess cash flow, rather than increasing the rate of distributions. The Company will have more flexibility in structuring its debt as well. The Company may use non-amortizing and unsecured debt to lower debt service levels. On March 26, 1998, the Company entered into a three year revolving credit agreement which provides the Company with a line of credit of $150,000,000. The Company initially expects to use the funds available under the line of credit to fund acquisitions and build-to-suit projects and to pay off higher interest and/or maturing debt. The use of unsecured financing will require the Company to meet financial covenant requirements. Such requirements generally include maintaining defined net worth levels and operating cash flow and interest coverage ratios.

            The Company expects to meet its short-term liquidity requirements, including general and administrative and property expenses, scheduled principal payment installment obligations and distribution objectives from cash generated from operations and from existing cash balances. The CPA(R) Partnerships maintained working capital reserves in order to fund their nonrecurring needs, including capital improvements and maturing debt. The CPA(R) Partnerships cash balance at December 31, 1997 was $18,586,000. Such cash balance may decrease in the future as the Company might have the opportunity to use lines of credit to supplement cash flow from operations to fund short-term liquidity and working capital reserve needs. Since March 26, 1998, the Company has used $55,000,000 from its newly acquired line of credit to satisfy outstanding mortgage and note payable principal balances on higher interest debt.

            The Company's cash balance decreased by $9,967,000 primarily as a result of paying the CPA(R) Partnerships' distributions of $9,730,000 in December 1997, that were intended to adjust the net assets of each CPA(R) Partnership to conform with the estimate of Total Exchange Value, as specified in the Consent Solicitation Statement/Prospectus. Without such distribution, cash balances would have been unchanged from the prior year. Cash flow from operations of $49,559,000 was sufficient to fund payment of four quarterly distributions in January, April, July and October 1997, totaling $33,890,000, scheduled principal installments of $8,166,000, debt prepayments of $6,699,000 and a portion of additional capital costs, primarily at the hotel properties of $1,955,000. Other mortgage prepayments of $12,700,000 were paid off by acquiring new limited recourse mortgage financing on the same properties. Mortgages were refinanced based on the opportunity to lower interest rates, and, therefore, debt service requirements.

            The Company expects to have the opportunity to raise additional equity capital through public offerings of shares or the issuance of shares in exchange for properties. The Company is also adopting a dividend reinvestment and share purchase plan which may allow the Company to raise additional capital at little or no cost.

            The Company's management company has responsibility for maintaining the Company's books and records. An affiliate of the management company services the computer systems used in maintaining such books and records. In its preliminary assessment of Year 2000 issues, the affiliate believes that such issues will not have a material effect on the Company's operations; however such assessment has not been completed. The Company relies on its bank and transfer agent for certain computer-related services and has initiated discussions to determine whether they are addressing Year 2000 issues that might affect the Company.

            In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in full set general purpose financial statements. SFAS No. 131 establishes accounting standards for the way that public business enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 130 and SFAS No. 131 are required to be adopted in 1998. The Company is currently evaluating the impact, if any, of SFAS No. 130 and SFAS 131.

Item 8. Financial Statements and Supplementary Data.

      (i)   Report of Independent Accountants.
      (ii)  Combined Balance Sheets as of December 31, 1996 and 1997.
      (iii) Combined Statements of Income for the years ended December 31, 1995, 1996 and 1997.
      (iv) Combined Statements of Partners' Capital for the years ended December 31, 1995, 1996 and 1997.
      (v) Combined Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997.
      (vi)  Notes to Combined Financial Statements.

                        REPORT of INDEPENDENT ACCOUNTANTS

To the Board of Directors of
  Carey Diversified LLC,

            We have audited the combined balance sheets of Corporate Property Associates Partnerships, as described in Note 1, as of December 31, 1996 and 1997, and the related combined statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the financial statement schedule included in this Annual Report on Form 10K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Corporate Property Associates Partnerships as of December 31, 1996 and 1997, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the Schedule of Real Estate and Accumulated Depreciation as of December 31, 1997, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the financial information required to be included therein.


                                                    /s/ Coopers & Lybrand L.L.P.
New York, New York
March 27, 1998

                            CAREY DIVERSIFIED LLC and
                   CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS
                             COMBINED BALANCE SHEETS

(In thousands except share amounts)

                                                                                  Pro Forma
                                                                            Consolidated Balance
                                                         Historical              Sheet as of
                                                         December 31,            December 31,
                                                     1996         1997               1997
                                                   ---------    ---------          ---------
                                                   (audited)    (audited)         (unaudited)
         ASSETS:
Real estate leased to others:
  Accounted for under the
    operating method, net                          $ 247,580    $ 217,165          $ 349,753
  Net investment in direct financing leases          215,310      216,761            268,376
                                                   ---------    ---------          ---------
      Real estate leased to others                   462,890      433,926            618,129
Operating real estate, net                            24,080       23,333             22,805
Assets held for sale                                     434       14,382             19,772
Cash and cash equivalents                             28,553       18,586              9,416
Equity investments                                    13,660       13,415             44,530
Other assets, net of accumulated amortization of
  $2,023 and $2,109 at December 31, 1996 and
  1997 and reserve for uncollected rent of
  $1,103 at December 31, 1997                         15,111       19,778             11,206
                                                   ---------    ---------          ---------
        Total assets                               $ 544,728    $ 523,420          $ 725,858
                                                   =========    =========          =========

         LIABILITIES:

Mortgage notes payable                             $ 202,339    $ 182,718          $ 182,718
Notes payable to affiliate                               500          200                200
Notes payable                                         24,709       24,709             24,709
Accrued interest payable                               1,927        1,798              1,798
Accounts payable to affiliates                         2,543        8,792              3,554
Other liabilities                                      9,415       10,565              5,567
                                                   ---------    ---------          ---------
        Total liabilities                            241,433      228,782            218,546
                                                   ---------    ---------          ---------

Minority interest                                       (750)      (6,250)            (6,708)
                                                   ---------    ---------          ---------
Redeemable subsidiary partnership units                                                8,597
                                                                                   ---------


Commitments and contingencies

        PARTNERS' CAPITAL/
        MEMBERS EQUITY:

Partners' capital                                    304,045      300,888
                                                   ---------    ---------

Listed Shares, no par value, 23,959,101
shares issued and outstanding                                                        505,423
                                                                                   ---------

        Total liabilities and
          partners' capital/members' equity        $ 544,728    $ 523,420          $ 725,858
                                                   =========    =========          =========

The accompanying notes are an integral part of the combined financial statements.

                            CAREY DIVERSIFIED LLC and
                   CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS
                          COMBINED STATEMENTS of INCOME

(In thousands except per share amounts)

                                                                                       Pro Forma Consolidated
                                                            Historical                  Statement of Income
                                                         For the Years Ended            for the year ended
                                                              December 31,                  December 31,
                                                     -----------------------------     ----------------------
                                                     1995         1996        1997              1997
                                                     ----         ----        ----              ----
                                                  (audited)    (audited)    (audited)        (unaudited)
Revenues:
  Rental income                                   $  42,255    $  44,576    $  43,045         $  43,024
  Interest income from direct
    financing leases                                 36,391       32,644       34,574            33,560
  Other interest income                               1,700        1,681        1,270             1,270
  Other income                                        2,523        1,901        4,935             4,935
  Revenues of hotel operations                       25,077       21,929       14,523            14,523
                                                  ---------    ---------    ---------         ---------
                                                    107,946      102,731       98,347            97,312
                                                  ---------    ---------    ---------         ---------

Expenses:
  Interest                                           28,842       23,200       19,888            19,933
  Depreciation and amortization                      12,810       11,274       10,628             9,391
  General and administrative                          4,509        3,747        5,275             6,200
  Property expenses                                   4,086        4,008        6,430             7,666
  Writedowns to fair value                            3,619        1,300        3,806             3,806
  Operating expenses of hotel
    operations                                       18,037       15,947       10,748            10,748
                                                  ---------    ---------    ---------         ---------
                                                     71,903       59,476       56,775            57,744
                                                  ---------    ---------    ---------         ---------

      Income before net gains, minority
        interest in income and extra-
        ordinary items                               36,043       43,255       41,572            39,568

Gain on sales of real estate and
    securities, net                                   4,964        5,474        1,565             1,565
Gain on settlement                                   11,499
                                                  ---------    ---------    ---------         ---------

      Income before minority interest in
        income and extraordinary items               52,506       48,729       43,137            41,133

Minority interest in income                          (3,143)      (3,182)      (2,576)           (3,187)
                                                  ---------    ---------    ---------         ---------

      Income before extraordinary
        items                                        49,363       45,547       40,561            37,946

Extraordinary gain (loss) on extinguishments
       of debt, net of minority interest of
       $(205) and $3 in 1995 and 1996                 3,207         (252)
                                                  ---------    ---------    ---------         ---------

      Net income                                  $  52,570    $  45,295    $  40,561         $  37,946
                                                  =========    =========    =========         =========

      Pro forma basic earnings per Listed Share
        (24,055,145 pro forma weighted average
        Listed Shares outstanding)                                                            $    1.58
                                                                                              =========

The accompanying notes are an integral part of the combined financial statements.

                            CAREY DIVERSIFIED LLC and
                   CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS
                    COMBINED STATEMENTS of PARTNERS' CAPITAL

              For the years ended December 31, 1995, 1996 and 1997

(In thousands)

Balance, December 31, 1994                                            $ 297,812

Distributions to partners                                               (57,216)

Purchase of Limited Partnership Units                                      (270)

Net income, 1995                                                         52,570
                                                                      ---------

Balance, December 31, 1995                                              292,896

Distributions to partners                                               (34,173)

Purchase of Limited Partnership Units                                       (17)

Change in unrealized appreciation,
       marketable securities                                                 44

Net income, 1996                                                         45,295
                                                                      ---------

Balance, December 31, 1996                                              304,045

Distributions to partners                                               (43,620)

Change in unrealized appreciation,
      marketable securities                                                 (98)

Net income, 1997                                                         40,561
                                                                      ---------

Balance, December 31, 1997                                            $ 300,888
                                                                      =========


The accompanying notes are an integral part of the combined financial statements.

                            CAREY DIVERSIFIED LLC and
                   CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS
                        COMBINED STATEMENTS of CASH FLOWS

(In thousands)

                                                                 For the Years Ended
                                                                     December 31,
                                                         -----------------------------------
                                                            1995         1996         1997
                                                            ----         ----         ----
Cash flows from operating activities:
  Net income                                             $  52,570    $  45,295    $  40,561
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization of deferred
      financing costs, net of amortization of deferred
      gains and deferred rental income                      12,670       10,905       10,280
    Extraordinary (gain) loss                               (3,207)         252
    Gain on sales, net                                      (4,964)      (5,474)      (1,565)
    Gain on settlement                                     (11,499)
    Securities received in connection with settlement                                 (1,690)
    Minority interest in income                              3,143        3,182        2,576
    Distributions to minority interest                      (2,670)      (2,334)      (2,327)
    Straight-line rent adjustments and
      other noncash rent adjustments                           364       (1,343)      (2,310)
    Writedowns to fair value                                 3,619        1,300        3,806
    Restructuring consideration received                    15,188
    Provision for uncollected rents                            322          247        1,576
    Net changes in operating assets
      and liabilities and other                             (2,260)      (1,047)      (1,348)
                                                         ---------    ---------    ---------
        Net cash provided by operating
          activities                                        63,276       50,983       49,559
                                                         ---------    ---------    ---------

Cash flows from investing activities:
  Purchases of real estate and capital
    expenditures                                            (2,095)      (3,420)      (1,955)
  Installment and settlement proceeds                        5,436
  Proceeds from sales of real estate
    and securities                                          22,736       23,394        1,242
  Other                                                     (1,750)        (429)         195
                                                         ---------    ---------    ---------
        Net cash provided by (used in)
          investing activities                              24,327       19,545         (518)
                                                         ---------    ---------    ---------

Cash flows from financing activities:
  Distributions to partners                                (57,216)     (34,173)     (43,620)
  Payments of mortgage principal                           (60,349)     (63,171)     (27,565)
  Release of escrow funds in connection
    with mortgage prepayments                                             2,395
  Proceeds from mortgage financings and
    notes payable                                           10,000       28,189       12,700
  Proceeds from notes payable to affiliate                   2,550        1,000          200
  Payments of notes payable to affiliate                                 (3,050)        (500)
  Deferred financing costs                                    (293)        (603)         (66)
  Other                                                       (270)        (273)        (157)
                                                         ---------    ---------    ---------
        Net cash used in financing
          activities                                      (105,578)     (69,686)     (59,008)
                                                         ---------    ---------    ---------


                                   (Continued)

The accompanying notes are an integral part of the combined financial statements.

                            CAREY DIVERSIFIED LLC and
                   CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS
                  COMBINED STATEMENTS of CASH FLOWS, Continued

(In thousands)

                                                      For the Years Ended
                                                          December 31,
                                               --------------------------------
                                                  1995       1996       1997
                                                  ----       ----       ----
        Net increase (decrease) in cash
          and cash equivalents                  (17,975)        842     (9,967)

        Cash and cash equivalents, beginning
        of year                                  45,686      27,711     28,553
                                               --------    --------   --------

        Cash and cash equivalents,
          end of year                            27,711    $ 28,553   $ 18,586
                                               ========    ========   ========

Supplemental schedule of noncash investing and financing activities:

A.    Accrued preferred distribution                                  $   5,151
                                                                      =========

B. In July 1996, the Group exchanged its interest in a hotel property and related assets and liabilities for units in the operating partnership of American General Hospitality Corporation, a publicly-traded real estate investment trust (see Note 15). The assets and liabilities transferred were as follows:

      Operating real estate, net of accumulated
        depreciation                                                  $  16,098
      Mortgage note payable                                              (7,304)
      Other assets and liabilities transferred, net                          69
                                                                      ---------
      Equity investment                                               $   8,863
                                                                      =========

C. In connection with foreclosure of a property in 1997, the Group transferred the property to the lender and was released from the obligations of the limited recourse mortgage loan. The gain on the foreclosure was as follows:

      Mortgage loan payable released                                  $   4,755
      Other liabilities and assets, net                                      91
      Carrying value of property transferred                             (3,889)
                                                                      ---------
         Gain on foreclosure                                          $     957
                                                                      =========

The accompanying notes are an integral part of the combined financial statements.

                            CAREY DIVERSIFIED LLC and
                   CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS
                     NOTES to COMBINED FINANCIAL STATEMENTS

(All dollar amounts in thousands)

1.    Organization and Basis of Combination:

      A. The combined financial statements consist of interests in nine Corporate Property Associates ("CPA(R)") real estate limited partnerships (individually, a "Partnership"), their wholly-owned subsidiaries and Carey Diversified LLC ("Carey Diversified") (collectively, the "Group") which have been presented on a combined basis at historical cost because of the affiliated general partners, common management and common control and because the majority ownership interests in the CPA(R) Partnerships was transferred to Carey Diversified, effective January 1, 1998, pursuant to a Consolidation transaction described below. All materialinter-entity transactions have been eliminated. The General Partners' interest in the CPA(R) Partnerships is classified under minority interest as such interest in the CPA(R) Partnerships will be maintained subsequent to January 1, 1998 by two special limited partners, William Polk Carey, formerly the Individual General Partner of the nine CPA(R) Partnerships and Carey Management LLC ("Carey Management"). Effective January 1, 1998, the exchange of CPA(R) Partnership Limited Partner interests for interests in Carey Diversified ("Listed Shares") will be accounted for as a purchase and recorded at the fair value of the Listed Shares exchanged. The exchange of the General Partner's interests for Listed Shares will be accounted for on the historical basis of accounting.

          The Group has been engaged in the net leasing of industrial and commercial real estate. The future business activities of the Group will not necessarily be limited to net leasing. The CPA(R) Partnerships referred to above are as follows:

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

      B. On October 16, 1997, Carey Diversified distributed a Consent Solicitation Statement/Prospectus to the Limited Partners of the nine CPA(R) Partnerships that described a proposal to consolidate the Partnerships. The General Partner's proposals that each of the nine CPA(R) limited partnerships be merged with a corresponding partnership of Carey Diversified, of which Carey Diversified is the general partner, were approved by the Limited Partners of all nine of the CPA(R) Partnerships. Each limited partner had the option of either exchanging his or her limited partnership interests for an interest in Carey Diversified ("Listed Shares") or to retain a limited partnership interest in the applicable subsidiary partnership ("Subsidiary Partnership Units"). On January 1, 1998, 23,225,967 Listed Shares and 10,133 Subsidiary Partnership Units were issued in exchange for limited partnership units. The General Partners received 733,134 Listed Shares for their interest in their share of the appreciation in the Group's properties. W.P. Carey has received warrants to purchase 2,284,800 Listed Shares at $21 per share and 725,930 Listed Shares at $23 per share as compensation for investment bank services performed in connection with structuring the Consolidation. The warrants will be exercisable for 10 years, beginning January 1, 1999.

          Listed Shares commenced public trading on the New York Stock Exchange on January 21, 1998. Subsidiary Partnership Units provide substantially the same economic interest and legal rights as those of a limited partnership unit in a CPA(R) Partnership, but are not listed on a securities exchange. A liquidating distribution to holders of Subsidiary Partnership Units will be made after an appraisal of an applicable CPA(R) Partnerships appraisal in the time frame specified to each Partnership in the Consent Solicitation Statement/Prospectus.

                            CAREY DIVERSIFIED LLC and
                   CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS
                NOTES to COMBINED FINANCIAL STATEMENTS, Continued

      C.  The unaudited pro forma Consolidated Balance Sheet as of December
            31, 1997 is presented as if the Consolidation transaction and related issuance of Listed Shares had occurred on December 31, 1997. The unaudited pro forma Consolidated Statement of Income is presented as if the Consolidation Transaction had occurred as of January 1, 1997. The pro forma adjustments are based upon estimates which are subject to final adjustment. The unaudited pro forma financial statements are not necessarily indicative of what the actual financial position would have been at December 31, 1997 and of what actual results of operations of the Group would have been for the year then ended, nor do they purport to represent the future financial position or future results of operations of Carey Diversified and subsidiaries. In Management's opinion, all adjustments necessary to reflect the Consolidation transaction and related issuance of Listed Shares have been made.

          The most significant pro forma adjustments relate to the revaluation of assets and liabilities to fair value and elimination of certain deferred charges and deferred credits at December 31, 1997, and adjustments to revenues and expenses resulting from such revaluation, elimination of the current year's effect of the amortization of deferred charges and deferred credits and recognizing estimates for certain incremental recurring expenses applicable to the new entity. The real estate assets have been valued by an independent appraiser. The redemption value for redeemable Subsidiary Partnership Units is based on the exchange value of limited partnership units to Listed Shares of the applicable CPA(R) Partnership.

          In February 1997, the Financial Accounting Standards Board issued
            Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128") which establishes standards for computing earnings per share. The adoption of SFAS No. 128 had no impact on the Group's pro forma financial statements because the effect of stock warrants was anti-dilutive. As a result the Group has presented basic per-share amounts in the accompanying pro forma Consolidated Statement of Income.

2. Summary of Significant Accounting Policies:

      Use of Estimates:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the assessment of recoverability of real estate assets. Actual results could differ from those estimates.

      Real Estate Leased to Others:

          Real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements.

          The Group diversifies its real estate investments among various corporate tenants engaged in different industries and by property type throughout the United States. No lessee currently represents 10% or more of total leasing revenues (see Note 10).

          The leases are accounted for under either the direct financing or operating methods. Such methods are described below:

                  Direct financing method - Leases accounted for under the direct financing method are recorded at their net investment (Note 5). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Group's net investment in the lease.

                            CAREY DIVERSIFIED LLC and
                   CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS
                NOTES to COMBINED FINANCIAL STATEMENTS, Continued

                  Operating method - Real estate is recorded at cost, rental revenue is recognized on a straight-line basis over the term of the leases and expenses (including depreciation) are charged to operations as incurred.

          Substantially all of the Group's leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index or sales overrides.

          For properties under construction, interest charges are capitalized rather than expensed and rentals received are recorded as a reduction of capitalized project (i.e. construction) costs in accordance with Statement of Financial Accounting Standards No. 67.

      Operating Real Estate:

          Land and buildings and personal property are carried at cost.
            Renewals and improvements are capitalized while replacements, maintenance and repairs that do not improve or extend the lives of the respective assets are expensed currently.

      Assets Held for Sale:

          Assets held for sale are accounted for at the lower of cost or fair value, less costs to dispose.

      Long-Lived Assets:

          The Group assesses the recoverability of its long-lived assets, including residual interests of real estate assets, based on projections of undiscounted cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value.

      Depreciation:

          Depreciation is computed using the straight-line method over the estimated useful lives of the properties which range from 5 to 50 years.

      Cash Equivalents:

          The Group considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Group's cash and cash equivalents at December 31, 1996 and 1997 were held in the custody of three financial institutions.

      Other Assets and Liabilities:

          Included in other assets are accrued rents and interest receivable, escrow funds, deferred charges, deferred costs of Consolidation and marketable securities. Included in other liabilities are accrued interest payable, accounts payable and accrued expenses, deferred rental income and deferred gains.

          Escrow funds are funds that are restricted, primarily as additional collateral on the mortgage financing for certain of the Group's hotel properties. Such restricted amounts totaled $754 and $634 at December 31, 1996 and 1997, respectively.

          Deferred charges are costs incurred in connection with mortgage financing and refinancing and are amortized over the terms of the mortgages.

          Deferred rental income is the aggregate difference for operating method leases between scheduled rents which vary during the lease term and rent recognized on a straight-line basis. Also included

                            CAREY DIVERSIFIED LLC and
                   CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS
                NOTES to COMBINED FINANCIAL STATEMENTS, Continued

            in deferred rental income are lease restructuring fees received which are recognized over the remainder of the initial lease terms.

          Deferred gains consist of assets acquired in excess of liabilities assumed in connection with acquiring certain hotel operations and certain funds received in connection with two loan refinancings which are being amortized into income over 20 and 24 years, respectively. The deferred gain on the acquisition of hotel operations was realized in 1996 in connection with the sale of such hotel.

          Deferred costs of Consolidation represent certain costs related to the consolidation of the CPA(R) Partnerships into Carey Diversified which have been capitalized. Such consolidation costs will be included in the revaluation of the Group's assets subsequent to December 31, 1997.

          Marketable securities are classified as available-for-sale securities and are reported at fair value with the Group's interest in unrealized gains and losses on these securities reported in partner's capital. Such marketable securities have a cost basis and fair value of $1,735 and $1,683, respectively, at December 31, 1997.

      Reclassification:

          Certain 1995 and 1996 amounts have been reclassified to conform to the 1997 financial statement presentation.

      Equity Investments:

          The Group's limited partner interests in two real estate limited partnerships in which such ownership is less than 50% are accounted for under the equity method, i.e., at cost, increased or decreased by the Group's pro rata share of earnings or losses, less distributions. Equity income in the limited partnerships has been included in other income in the accompanying combined financial statements. The Group's income from these equity investments was $565, $583 and $607 in 1995, 1996 and 1997, respectively.
            Distributions received from such investments were $850, $795 and $786 in 1995, 1996 and 1997, respectively. The Group is the sole limited partner in the two partnerships with the general partner interests owned by Corporate Property Associates 10 Incorporated ("CPA(R):10"), an affiliate. An ownership interest in a third limited partnership in which CPA(R):10 owned the general partner interest was written off in 1995.

          An interest in the operating partnership of a publicly-traded real estate investment trust acquired in July 1996 is also accounted for under the equity method. The share of income from this investment was $572 and $1,469 in 1996 and 1997, respectively (see Note 15). Distributions received were $253 and $1,535 in 1996 in 1997, respectively.

      Federal Income Taxes:

          None of the Partnerships is liable for Federal income tax purposes as each partner recognizes his or her proportionate share of income or loss in his or her tax return. Accordingly, no provision for income taxes is recognized for financial statement purposes.

      Distributions and Profits and Losses:

          Partners' distributions and profits and losses are allocated in accordance with the terms of the Agreements of individual Partnerships.

                            CAREY DIVERSIFIED LLC and
                   CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS
                NOTES to COMBINED FINANCIAL STATEMENTS, Continued

3.    Transactions with Related Parties:

          Through December 31, 1997, the Agreements of each of the Group's
            Partnerships provided that the General Partners (consisting of W. P. Carey & Co., Inc. ("W.P. Carey") or affiliated companies as Corporate General Partners and William P. Carey as Individual General Partner) were allocated between 1% and 10%, for the applicable Partnership, of the profits and losses as well as Distributable Cash From Operations, as defined, and the Limited Partners were allocated between 90% and 99%, for the applicable Partnership, of the profits and losses as well as Distributable Cash From Operations. The Partners were also entitled to receive an allocation of gains and losses from the sale of properties and to receive net proceeds from such sales with such allocation and distribution as defined in the Agreements. Effective January 1, 1998, as a result of the merger of the CPA(R) Partnerships with subsidiary partnerships of Carey Diversified, Carey Diversified is the sole general partner of the nine CPA(R) Partnerships. Carey Diversified and holders of Subsidiary Partnership Units are allocated between 90% and 99% of the profits and losses and distributable cash of the applicable Partnership, and two special limited partners, Carey Management LLC ("Carey Management"), an affiliate, and William Polk Carey, are allocated between 1% and 10% of the profits and losses and distributable cash of the applicable Partnership.

          In connection with the merger of the CPA(R)Partnerships with Carey
            Diversified and the listing of Listed Shares of Carey Diversified on the New York Stock Exchange, the former Corporate General Partners of eight of the nine CPA(R)Partnerships satisfied provisions for receiving a subordinated preferred return from the Partnerships totaling $3,728 based upon the cumulative proceeds from the sale of the assets of each Partnership since its inception. Such amount has been included in accounts payable to affiliates as of December 31, 1997 in the accompanying combined financial statements. Payment of the preferred return, made in January 1998, was contingent on achieving a specified cumulative return to limited partners. For the single Partnership that did not achieve the specified cumulative return, the Group has also accrued the subordinated preferred return of $1,423 as payable to affiliates as of December 31, 1997. To satisfy the conditions for receiving the preferred return, the Listed Shares of Carey Diversified must achieve a closing price equal to or in excess of $23.11 for five consecutive trading days. The General Partner believes that it is probable, as defined by Statement of Financial Accounting Standards No. 5, that the conditions for this Partnership paying the preferred return will be achieved. The Exchange Values for the exchange of Limited Partnership Units to Listed Shares of Carey Diversified was included in calculating the cumulative return for each of the CPA(R)Partnerships.

          Under the Agreements, certain affiliates were entitled to receive property management or leasing fees and reimbursement of certain expenses incurred in connection with the Group's operations. General and administrative reimbursements consist primarily of the actual cost of personnel needed in providing administrative services necessary to the operation of the Group. Property management and leasing fees in 1995, 1996 and 1997 were $1,886, $916, and $1,139, respectively. Effective January 1, 1998, the fees and reimbursements are payable to Carey Management. General and administrative reimbursements in 1995, 1996 and 1997 were $852, $911 and $1,788, respectively.

          For the years ended December 31, 1995, 1996 and 1997, fees aggregating $652, $902 and $664, respectively, were incurred for legal services in connection with the Group's operations and were provided by a law firm in which the Secretary, until July 1997, of the Corporate General Partners of the Partnerships is a partner.

          The Group is a participant in an agreement with W.P. Carey and certain affiliates for the purpose of leasing office space used for the administration of the Group, other affiliated real estate entities and W.P. Carey and for sharing the associated costs. Pursuant to the terms of the agreement, the Group's share of rental, occupancy and leasehold improvement costs is based on adjusted

                            CAREY DIVERSIFIED LLC and
                   CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS
                NOTES to COMBINED FINANCIAL STATEMENTS, Continued


            gross revenues, as defined. Expenses incurred in 1995, 1996 and 1997 were $964, $720 and $590, respectively.

          In November 1995, the Group borrowed $2,550 from W.P. Carey in connection with the retirement of a mortgage loan. The loans from W.P. Carey were evidenced by two promissory notes, bearing interest at the prime rate and required the Group to pay the entire principal amount and accrued interest thereon on demand. Prior to December 31, 1997, the outstanding balances were paid in full.

4.    Real Estate Leased to Others Accounted for Under the Operating Method:

          Real estate leased to others, at cost, and accounted for under the operating method is summarized as follows:

                                                            December 31,
                                                       ---------------------
                                                         1996         1997
                                                         ----         ----
                  Land                                 $ 73,310     $ 69,154
                  Buildings                             266,193      241,601
                                                       --------     --------
                                                        339,503      310,755
                  Less: Accumulated depreciation         91,923       93,590
                                                       --------     --------
                                                       $247,580     $217,165
                                                       ========     ========

          The scheduled future minimum rents, exclusive of renewals, under noncancellable operating leases amount to $35,477 in 1998, $29,027 in 1999, $28,413 in 2000, $26,354 in 2001, $24,869 in 2002 and
            aggregate $289,892 through 2016.

          Contingent rentals were $1,583, $1,697 and $2,022 in 1995, 1996 and
            1997, respectively.

5.    Net Investment in Direct Financing Leases:

            Net investment in direct financing leases is summarized as follows:

                                                            December 31,
                                                       ---------------------
                                                         1996         1997
                                                         ----         ----
                  Minimum lease payments
                    receivable                         $426,491     $402,530
                  Unguaranteed residual value           210,146      210,887
                                                       --------     --------
                                                        636,637      613,417
                  Less: Unearned income                 421,327      396,656
                                                       --------     --------
                                                       $215,310     $216,761
                                                       ========     ========

          The scheduled future minimum rents, exclusive of renewals, under noncancellable direct financing leases amount to $28,163 in 1998, $28,178 in 1999, $28,302 in 2000, $28,997 in 2001, $27,835 in 2002
            and aggregate $402,530 through 2017.

          Contingent rentals were approximately $4,889, $3,444 and $4,533 in 1995, 1996 and 1997, respectively.

                            CAREY DIVERSIFIED LLC and
                   CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS
                NOTES to COMBINED FINANCIAL STATEMENTS, Continued

6.    Operating Real Estate:

          Operating real estate relating to the Group's hotel operations is summarized as follows:

                                                            December 31,
                                                       ---------------------
                                                         1996         1997
                                                         ----         ----
                  Land                                 $  3,867     $  3,867
                  Buildings                              27,979       28,604
                  Personal property                       5,581        5,489
                                                       --------     --------
                                                         37,427       37,960
                  Less: Accumulated depreciation         13,347       14,627
                                                       --------     --------
                                                       $ 24,080     $ 23,333
                                                       ========     ========

7.    Mortgage Notes Payable and Notes Payable:

      A. Mortgage Notes Payable:

          Mortgage notes payable, substantially all of which are limited recourse obligations, are collateralized by the assignment of various leases and by real property with a gross amount of approximately $344,514, before accumulated depreciation. As of December 31, 1997, mortgage notes payable have interest rates varying from 6.60% to 11.85% per annum and mature from 1998 to 2020.

          Scheduled principal payments, including mortgages subject to acceleration, during each of the next five years following December 31, 1997 and thereafter are as follows:

            Year Ending December 31,
              1998                                $ 37,068
              1999                                  41,264
              2000                                   4,875
              2001                                  22,472
              2002                                  10,543
              Thereafter                            66,496
                                                  --------
                                                  $182,718
                                                  ========

      B. Notes Payable:

          The Group's notes payable which aggregated $24,709 at December 31, 1996 and 1997 provide for quarterly payments of interest at a variable rate of the London Inter-Bank Offered Rate plus 4.25% per annum with such notes maturing between July 1999 and December 1999 at which time balloon payments for the entire outstanding principal balance will be due. Each note obligation is recourse to the assets of a specific Partnership.

          Covenants under the notes limit the amount of limited recourse indebtedness the applicable Partnership may incur. Additionally, each Partnership must maintain certain debt coverage ratios, minimum net worth and aggregate appraised property values. The debt coverage ratios require each Partnership to maintain ratios of free operating cash flow, as defined, to the debt service on the applicable note ranging from 3:1 to 3.4:1 over the terms of the note. The net worth and aggregate property values minimums range from $15,000 to $25,000. Under the covenants, certain of the Partnerships have limitations on the amount of total indebtedness that such Partnership may incur. The Company is in compliance with the covenants of the note payable agreements as of December 31, 1997.

                            CAREY DIVERSIFIED LLC and
                   CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS
                NOTES to COMBINED FINANCIAL STATEMENTS, Continued

          The note payable agreements require that the lender be offered the proceeds from property sales as a principal payment. To date, the lender has declined to accept all mandatory offers of proceeds.

          Interest paid by the Group on mortgages and notes payable aggregated approximately $28,197, $23,805, and $19,534 in 1995, 1996 and 1997,
            respectively.

8.    Distributions to Partners:

          Distributions declared and paid to partners are summarized as follows:

           1995:
                Quarterly                         $35,962
                Special                            21,254
                                                  -------
                                                  $57,216
                                                  =======
           1996:
                Quarterly                         $33,350
                Special                               823
                                                  -------
                                                  $34,173
                                                  =======
           1997:
                Quarterly                         $42,828
                Special                               792
                                                  -------
                                                  $43,620
                                                  =======

9.    Income for Federal Tax Purposes:

          Income for financial statement purposes differs from income for Federal income tax purposes because of the difference in the treatment of certain items for income tax purposes and financial statement purposes. A reconciliation of accounting differences is as follows:

                                                             1995       1996        1997
                                                             ----       ----        ----
      Net income per Statements of Income                  $ 52,570   $ 45,295    $ 40,561
      Excess tax depreciation                               (10,489)    (8,440)     (7,667)
      Difference in recognition of gain from sales            7,272      3,532         562
      Difference in the recognition of restructuring fees    14,491
      Difference in timing of recognition of
          purchase installments as income                    (5,881)
      Writedowns to fair value                               11,019      1,300       3,806
      Provision for uncollected rents                           322        247       1,576
      Straight-line rent adjustments and
          other noncash rent adjustments                        120     (1,620)     (2,570)
      Minority interest                                       3,143      3,182       2,576
      Other                                                    (890)    (1,871)        204
                                                           --------   --------    --------
          Income reported for Federal
             income tax purposes                           $ 71,677   $ 41,625    $ 39,048
                                                           ========   ========    ========

                            CAREY DIVERSIFIED LLC and
                   CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS
                NOTES to COMBINED FINANCIAL STATEMENTS, Continued

10.   Industry Segment Information:

          The Group's operations consist of two business segments (i) the investment in and the leasing of industrial and commercial real estate and (ii) owning and operating hotels.

          For the years ended December 31, 1995, 1996 and 1997, the Group earned its net leasing revenues (i.e., rental income and interest income from direct financing leases) from over 75 lessees. A summary of net leasing revenues including all current lease obligors with more than $1,000 in annual revenues is as follows:

                                                      Years Ended December 31,
                                        ------------------------------------------------
                                          1995    %        1996     %        1997    %
                                          ----   ----      ----    ----      ----   ----
Hughes Markets, Inc.                    $ 1,734    2%    $ 4,463     5%      5,784    7%
Dr Pepper Bottling Company of Texas       3,998    5       3,998     5       3,998    5
Detroit Diesel Corporation                3,496    5       3,645     5       3,645    5
Gibson Greetings, Inc.                    7,234    9       3,384     4       3,466    5
Sybron International Corporation          3,311    4       3,311     4       3,311    4
Stoody Deloro Stellite, Inc. (a)          2,551    3       2,624     3       2,725    4
Quebecor Printing Inc.                    2,569    3       2,533     3       2,618    4
AutoZone, Inc.                            2,444    3       2,304     3       2,512    3
Pre Finish Metals Incorporated            2,436    3       2,408     3       2,421    3
Furon Company                             2,539    3       2,528     3       2,416    3
Advanced System Applications, Inc.        4,693    6       4,586     6       2,267    3
Orbital Sciences Corporation              2,154    3       2,154     3       2,154    3
The Gap, Inc.                             2,154    3       2,154     3       2,154    3
Simplicity Manufacturing, Inc.            1,997    3       1,997     3       1,997    3
CSS Industries, Inc./Cleo, Inc.                            1,793     2       1,844    2
AP Parts International, Inc.              1,526    2       1,729     2       1,837    2
NVR, Inc.                                 1,803    3       1,814     2       1,819    2
Peerless Chain Company                    1,280    2       1,611     2       1,709    2
Unisource Worldwide, Inc.                 1,656    2       1,646     2       1,654    2
Red Bank Distribution, Inc.               1,350    2       1,401     2       1,401    2
Brodart, Co.                              1,319    2       1,314     2       1,308    2
High Voltage Engineering Corp.            1,168    1       1,179     1       1,174    2
Lockheed Martin Corporation               1,035    1       1,035     1       1,131    1
Gould, Inc.                               1,133    1       1,215     2       1,114    1
Duff-Norton Company, Inc.                 1,021    1       1,021     1       1,021    1
Anthony's Manufacturing
    Company, Inc.                         1,073    1         876     1         876    1
GATX Logistics, Inc.                      1,399    2         381     1
Other                                    19,573   25      18,116    26      19,263   25
                                        -------  ----    -------   ----    -------  ----
                                        $78,646  100%    $77,220   100%    $77,619  100%
                                        =======  ====    =======   ====    =======  ====

      (a) Stoody Deloro Stellite, Inc. assigned its leases in 1997. Leases were assigned to DS Group, Ltd. and Thermodyne Holdings Corp., respectively.

          Results for the hotel properties are summarized as follows:

                                                Years Ended December 31,
                                          ---------------------------------
                                            1995          1996         1997
                                            ----          ----         ----
      Revenues                            $ 25,077      $ 21,929    $ 14,523
      Management fees paid to
         unaffiliated hotel managers          (594)         (547)       (368)
      Other operating expenses             (17,443)      (15,400)    (10,380)
                                          --------      --------     -------
                                          $  7,040      $  5,982    $  3,775
                                          ========      ========    ========

                            CAREY DIVERSIFIED LLC and
                   CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS
                NOTES to COMBINED FINANCIAL STATEMENTS, Continued

11.   Gain on Settlement:

          In August 1995, the Group reached a settlement with The Leslie Fay
            Company ("Leslie Fay") and its surety company regarding Leslie Fay's lease with the Group. In connection with the settlement, the Group recognized a gain of $11,499, which consisted of aggregate net cash received from Leslie Fay and the surety company of $18,840 and the waiving of the $383 accrued interest, offset by the writedown of $7,400 and aggregate management fees, payable to an affiliate, of $324 since the beginning of the dispute in 1992. Of the rent received, $5,436 was received in 1995. Under the settlement agreement, Leslie Fay was required to dismiss with prejudice all of its suits filed against the Group, and the Group's bankruptcy claim against Leslie Fay, as an unsecured creditor, was reduced to $2,650. During 1997, the Group received distributions on its bankruptcy claim of $1,691 consisting of securities of Leslie Fay, Inc. and Sassco Fashions, Ltd. There is no assurance that the remaining amount of the claim will be distributed.

          As the fair value of the property was no longer affected by the Leslie Fay lease, the Group wrote down the estimated fair value of the property, net of anticipated selling costs, to $2,000 and recognized a noncash charge of $7,400, which is netted against the 1995 gain of settlement.

          In January 1996, the Group sold the vacant property to a third party, net of transaction costs, for $1,854. The Group recognized an additional writedown on the property to an amount equal to the net sales proceeds, resulting in a charge to income in 1995 of $146. Accordingly, no gain or loss was recognized in 1996 in connection with the sale.

12.   Gains and Losses on Disposition of Properties:

      Significant sales of properties and securities are summarized as follows:

          1997

          In September 1996, the Group entered into a purchase and sale agreement for the sale of the Group's property in Louisville, Kentucky, leased to Winn-Dixie Stores, Inc. ("Winn-Dixie") for $1,100 less selling costs. The Winn-Dixie property was sold in August 1997 at which time, the Group received $1,042 and recognized a gain on sale of $608. Such property was classified as real estate held for sale as of December 31, 1996.

          The Group owned two properties in Sumter and Columbia, South
            Carolina that were leased to Arley Merchandise Corporation ("Arley"). In July 1997, the Arley lease was terminated by the Bankruptcy Court in connection with Arley's voluntary petition of bankruptcy. In connection with the termination of the lease, the Partnership wrote off $300 of uncollected rents and wrote down the Arley properties by $1,350. In May 1997, the lender on the limited recourse mortgage loan collateralized by the Arley properties made a demand for payment for the entire outstanding principal balance of the loan of $4,755. In June 1997, the lender initiated a lawsuit for the purpose of foreclosing on the Arley properties. The Group chose not to contest the lender's actions, and in November 1997, the ownership of the Arley properties was transferred to the lender and the loan obligation was canceled. Since the loan was limited recourse, the lender's sole recourse was to the Arley properties and certain deposits. In connection with the foreclosure, the Group recognized a gain of $957 on the difference between liabilities forgiven and assets surrendered.

          1996

          In January 1996, the Group sold a multi-tenant property in Helena, Montana whose primary tenant was IBM Corporation ("IBM") for $4,800. Net of closing costs, the Group received cash proceeds of $1,741 and assigned a mortgage loan obligation of $2,854 and accrued interest of $12 thereon to the purchaser. A gain of $90 was recognized on the sale. All of the Group's leases at the Helena property, including the IBM lease, were assigned to the purchaser.

                            CAREY DIVERSIFIED LLC and
                   CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS
                NOTES to COMBINED FINANCIAL STATEMENTS, Continued

          In April 1996, the Group sold its warehouse property in Hodgkins, Illinois leased to GATX Logistics, Inc. ("GATX") for $13,200 and assigned the GATX lease to the purchaser. Net of the costs of sale and amounts necessary to satisfy the $3,209 balance on the mortgage loan collateralized by the Hodgkins property, the Group received cash proceeds of $9,661 and recognized a gain of $4,408. The Group used $7,477 of the cash proceeds from the Hodgkins sale to satisfy two mortgage loan obligations which were scheduled to mature in 1996.

          In 1985, the Group purchased a hotel in Rapid City, South Dakota, which was operated as a Holiday Inn, with $6,800 of tax-exempt bonds which were supported by a letter of credit issued by a third party. In September 1994, the Group was advised by Holiday Inn that it would need to upgrade the hotel's physical plant by January 1997 in order to meet the requirements of a modernization plan adopted by Holiday Inn or surrender its Holiday Inn license. Management concluded that such additional investment required was not in the best interests of the Group and determined to sell the property. In 1995, the Group reevaluated the fair value of the property and recognized a noncash charge of $1,000. In 1996, the Group recognized an additional charge of $1,300 as a writedown to fair value to an amount Management believed would approximate the proceeds from a sale.

          In October 1996, the Group sold the property and the operating assets and liabilities of the hotel for $4,105. The Group recognized a gain of $785 on the sale and the bonds were paid off. The gain includes the recognition of the release of unamortized deferred gains relating to the acquisition of the hotel operation in 1991 from the former lessee.

          1995

          In December 1995, the Group sold the food service facility in Jupiter, Florida, at which it operated a restaurant, for $4,140, recognizing a gain on the sale of $1,019.

          In June 1995, the Group sold its property in Allentown, Pennsylvania, which it purchased in June 1983 for $11,702, to its lessee, Genesco, Inc. ("Genesco") for $15,200 and recognized a gain on the sale of $3,330, net of certain costs. In connection with the sale, the Group paid off an existing limited recourse mortgage loan on the Genesco property for $5,723.

          In August 1985, the Group purchased from and net leased to Industrial
            General Corporation ("IGC") and certain of its wholly-owned subsidiaries, seven properties located in Elyria and Bellville, Ohio, Forrest City and Bald Knob, Arkansas, Carthage, New York, Saginaw, Michigan and Newburyport, Massachusetts for $9,100. Subsequent to the purchase, the Group agreed to exchange the Saginaw property for an expansion of the Newburyport facility, severed the Carthage property from the lease sold the Forrest City property. In July 1995, IGC filed a voluntary petition of bankruptcy. In connection with IGC's sale of its plastics division, in September 1995, the Group entered into a series of transactions which resulted in the termination of the IGC lease, the sale of the Bald Knob, Bellville and Newburyport properties and the full satisfaction of the mortgage loan obligation collateralized by all of the IGC properties that had been scheduled to mature at that time. In connection with the sale of the Bald Knob property to IGC, the Group received cash of $987 and IGC, with the consent of the mortgage lender, assumed the Group's mortgage obligation of $720 and accrued interest of $6. Additionally, the Group received an additional $200 in installments subsequent to the sale. The Bellville and Newburyport properties were sold for $2,400 in cash to the third party that acquired the assets of the IGC plastics division. The Group used $2,200 of the proceeds to pay off the remaining balance on the matured mortgage loan obligation on the IGC and FMP properties. In connection with the sale of the three properties, the Group realized a loss of $1,720 in 1995.

                            CAREY DIVERSIFIED LLC and
                   CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS
                NOTES to COMBINED FINANCIAL STATEMENTS, Continued

          In January 1984, the Group purchased properties in Gordonsville,
            Virginia and in North Bergen, New Jersey for $7,000 and entered into a net lease with Liberty Fabrics of New York ("Liberty"). In December 1993, Liberty notified the Group of its intention to exercise its purchase option on the properties. On December 29, 1994, the Group and Liberty terminated the lease and agreed that the properties would be transferred to Liberty for $9,359, subject to a final determination of the fair value of the property. The final determination was made with no adjustment to the fair market value, thereby completing the sale. As a result, the Group recognized a gain in 1995 on the sale of the properties of $2,334.

13.   Extraordinary Gains and Losses on Extinguishment of Debt:

          1996

          In 1996, the Group obtained $6,400 of new limited recourse mortgage financing on one of its properties leased to The Gap, Inc. (the "Gap"). Proceeds from the mortgage financing were used to pay off the remaining balance of $6,195 on an existing mortgage loan on the Gap property, certain refinancing costs and prepayment charges of $255. The prepayment charges have been reflected as an extraordinary charge on the extinguishment of debt in the accompanying combined financial statements. The new mortgage loan is a limited recourse obligation and is collateralized by a deed of trust and a lease assignment. The loan bears interest at 7.25% per annum and provides for monthly payments of principal and interest of $58 based on a 15-year amortization schedule. The retired mortgage loan provided for quarterly payments of $211 at an annual interest rate of 10%. The new mortgage loan has a term of three years and a balloon payment of $5,608 will be due on the maturity date, May 1, 1999.

          1995

          In connection with the sale of its property in Jupiter, Florida in December 1995, the Group satisfied the mortgage notes collateralized by the Jupiter property. Under a prior agreement, certain principal and interest payments were deferred through 1995. The prior agreement provided that the payment of deferred amounts would be forgiven under certain circumstances including the payment in full of all other amounts due under the mortgage notes. At the time of sale, the Group paid all amounts due and met the conditions for forgiveness of the deferred amounts. Accordingly, the Group recognized an extraordinary gain of $1,324 on the extinguishment of debt on the satisfaction of the Jupiter property mortgage notes.

          The Group recognized a gain on the satisfaction of the mortgage loan collateralized by the property leased to Anthony's Manufacturing Company, Inc. ("Anthony's"). In May 1995, the Group paid off and satisfied the mortgage loan collateralized by the Anthony's properties. The lender accepted payments aggregating $5,440 to satisfy an outstanding principal balance of $6,854 and accrued interest thereon of $705. In connection with the satisfaction of the debt, the Group recognized an extraordinary gain on the extinguishment of debt of $2,088, net of certain related legal costs. The Group also received $1,550 from Anthony's under a settlement agreement.

                            CAREY DIVERSIFIED LLC and
                   CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS
                NOTES to COMBINED FINANCIAL STATEMENTS, Continued

14.   Writedowns to Fair Value:

          Significant writedowns of properties to fair value are summarized as follows:

          As described in Note 16, Simplicity Manufacturing, Inc. ("Simplicity") notified the Group that it was exercising its option to purchase the property it leases from the Group in Port Washington, Wisconsin on April 1, 1998. The Group concluded that it was not likely that the agreed-upon exercise price would be in excess of the minimum exercise price of $9,684. Accordingly, the Group recognized a noncash charge of $2,316 in 1997 on the writedown of the property to the anticipated exercise price.

          The Group owned two properties in Sumter and Columbia, South
            Carolina leased to Arley. As more fully described in note 12, the Group reevaluated the fair value of the property in connection with the termination of the Arley lease and recognized a noncash charge of $1,350 in 1997.

          The Group owned a hotel property in Rapid City, South Dakota which it sold in October 1996. As more fully described in Note 12, the Group reevaluated the fair value of the property in 1995 and recognized a noncash charge of $1,000 on the writedown. An additional noncash charge of $1,300 was recorded in 1996.

          In connection with the sale of the IGC properties as described in
            Note 12, the Group retained ownership of a property in Elyria, Ohio and wrote off its carrying value of $692 in 1995.

          In January 1991, the Group and CPA(R):10 formed a limited partnership, Hope Street Connecticut Limited Company ("Hope Street"), for the purpose of purchasing land and an office building in Stamford, Connecticut for $11,000. The Group contributed $1,500 to Hope Street for a 31.915% limited partnership interest and CPA(R):10 contributed $3,200 for a 68.085% general partnership interest. Hope Street used this equity and assumed an existing limited recourse mortgage loan of $6,300 collateralized by the property and also assumed an existing net lease, as lessor, with Xerox Corporation ("Xerox"), as lessee. The mortgage loan was an interest only obligation with annual debt service of $639 and was scheduled to mature on September 1, 1995 with a balloon payment of $6,300 due at that time.

          In August 1995, Xerox vacated the property at the end of the initial term. Hope Street was unsuccessful in its efforts to remarket the property and find a new lessee even at a substantially lower annual rental. Based on its assessment of current conditions for the Stamford market, the general partner concluded that the fair value of the property was less than the outstanding balance of the mortgage loan. Given these circumstances, the general partner considered various alternatives, including negotiating with the lender to extend the maturity, restructure the loan or satisfy the balloon payment obligation at a substantial discount. All of these alternatives were rejected by the lender. Since the Group did not anticipate receiving any further cash distributions from Hope Street and did not have any obligation to contribute additional funds in Hope Street, the Group wrote off its remaining equity investment in Hope Street and recognized a charge of $1,173 in 1995. The property was transferred to the lender in connection with a foreclosure proceeding which was completed in September 1997, at which time Hope Street was released from its limited recourse mortgage obligation.

                            CAREY DIVERSIFIED LLC and
                   CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS
                NOTES to COMBINED FINANCIAL STATEMENTS, Continued

15. Equity  Investment in American  General  Hospitality  Operating  Partnership
L.P.:

          The Group purchased a hotel property in Kenner, Louisiana, in June
            1988. The Group assumed operating control of the hotel in 1992 after evicting the lessee due to its financial difficulties. On July 30, 1996, the Group completed a transaction with American General Hospitality Operating Partnership L.P. (the "Operating Partnership"), the operating partnership of a newly-formed real estate investment trust, American General Hospitality Corporation, ("AGH"), in which the Group received 920,672 limited partnership units in exchange for the hotel property and its operations. In connection with the exchange the Group and the Operating Partnership assumed the mortgage loan obligation collateralized by the hotel property of $7,304.

          The exchange of the hotel property for limited partnership units was treated as a nonmonetary exchange for tax and financial reporting purposes. The Group's interest in the Operating Partnership is being accounted for under the equity method. The Group has the right to convert its equity interest in the Operating Partnership to shares of common stock in AGH on a one-for-one basis. AGH completed an initial public offering during 1996. The Partnership's carrying value for the limited partnership units at the time of the exchange of $9,292 was based on the historical basis of assets transferred, net of liabilities assumed by the Operating Partnership; cash contributed and costs incurred to complete the exchange.

          As of September 30, 1997, the unaudited consolidated financial statements of AGH reported total assets of $562,013 and shareholders' equity of $284,629 and for the nine months then ended revenues of $43,439 and net income of $17,212. As of December 31, 1997, AGH's quoted per share market value was $26 3/4 resulting in an aggregate value of approximately $24,628, if converted. The carrying value of the equity interest in the Operating Partnership as of December 31, 1997 was $9,545. For the period from July 31, 1996 to December 31, 1996, and for the year ended December 31, 1997, the Group's share of the Operating Partnership's earnings were $572 and $1,469, respectively.

16.   Assets Held for Sale:

          In March 1997, Simplicity notified the Group that it was exercising its option to purchase the property it leases from the Group in Port Washington, Wisconsin on April 1, 1998. The agreed-upon option price is $9,684. After paying the limited recourse mortgage loan on the Simplicity properties, the Group will realize cash proceeds of approximately $5,362, before any selling costs. Annual cash flow from the property (rent less mortgage debt service on the property) is $934. The carrying value of the Simplicity property at December 31, 1997 was $9,684 (also see Note 14).

          In December 1996, KSG, Inc. ("KSG") notified the Group that it was exercising its option to purchase the property it leases in Hazelwood, Missouri. The exercise price will be the greater of $4,698 (the Group's purchase price for the property in March 1987) or fair market value as encumbered by the lease. The option provides that the sale of the property occur no later than March 8, 1998. KSG and the Group; however, have not been able to reach an agreement as to the exercise price. The fair market value is determined, in part, by estimating future rents for the remaining lease terms including the renewal terms. KSG is disputing the methodology used to calculate a rent increase that went into effect in 1997. Accordingly, determination of the exercise price is contingent on resolving the dispute. The carrying value of the KSG property at December 31, 1997 was $4,698.

                           CAREY DIVERSIFIED LLC and
                   CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS
               NOTES to COMBINED FINANCIAL STATEMENTS, Continued

17.   Environmental Matters:

          Substantially all of the Group's properties, other than the hotel properties, are currently leased to corporate tenants, all of which are subject to environmental statutes and regulations regarding the discharge of hazardous materials and related remediation obligations. The Group generally structures a lease to require the tenant to comply with all laws. In addition, substantially all of the Group's net leases include provisions that require tenants to indemnify the Group from all liabilities and losses related to their operations at the leased properties. The costs for remediation, that are expected to be performed and paid by the affected tenant, are not expected to be material. In the event that the Group absorbs a portion of any costs, Management believes such expenditures will not have a material adverse effect on the Group's financial condition, liquidity or results of operations.

          In 1994, based on the results of Phase I environmental reviews performed in 1993, the Group voluntarily conducted Phase II environmental reviews on certain of its properties. The Group believes, based on the results of Phase I and Phase II reviews, that its leased properties are in substantial compliance with Federal and state environmental statutes and regulations. Portions of certain properties, which do not include any of the hotel properties, have been documented as having a limited degree of contamination, principally in connection with surface spills from facility activities and leakage from underground storage tanks. For those conditions that were identified, the Group has advised the affected tenants of the Phase II findings and of their obligations to perform required remediation.

18.   Disclosures About Fair Value of Financial Instruments:

          The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

          The Group estimates that the fair value of mortgage notes payable and other notes payable approximates the carrying amounts for such loans at December 31, 1996 and December 31, 1997. The fair value of debt instruments was evaluated using a discounted cash flow model with discount rates which take into account the credit of the tenants and interest rate risk.

          The fair value of the Group's marketable securities were $93 at December 31, 1996 and $1,683 at December 31, 1997 based on the quoted value for such securities.

19.   Accounting Pronouncements:

          In June 1997, the FASB issued Statement of Financial Accounting
            Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in full set general purpose financial statements. SFAS No. 131 establishes accounting standards for the way that public business enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 130 and SFAS No. 131 are required to be adopted in 1998. The Company is currently evaluating the impact, if any, of SFAS No. 130 and SFAS 131.

                            CAREY DIVERSIFIED LLC and
                   CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS
                NOTES to COMBINED FINANCIAL STATEMENTS, Continued

20.   Subsequent Events:

       A. On February 18, 1998, the Group and an unaffiliated limited liability company, AWHQ LLC, with 80% and 20% interests, respectively, as tenants-in-common, acquired land in Tempe, Arizona upon which a nine-story 225,000 square foot office building with an attached parking garage is to be constructed pursuant to construction agency and net lease agreements with America West Holdings Corporation ("America West"). Total acquisition and project costs are estimated to be $37,000. America West has the obligation for any costs in excess of such amount necessary to complete the project.

          During the construction period, America West will pay monthly rent based on the weighted average amount advanced for project costs. The lease provides for an initial term of 15 years with two five-year renewal terms commencing May 1, 1999. Annual rent will initially be equal to total project costs multiplied by 9.2%. Rent increases are scheduled May 2003 and every five-years thereafter, on a formula indexed to increases in the Consumer Price Index ("CPI"), with each increase capped at 11.77%.

          The lease provides America West with purchase options to purchase the property at the end of the tenth lease year of the initial term and the end of the initial term at an option price equal to the greater of fair market value as affected and encumbered by the lease or the Group's and AWHQ LLC's project costs for the property.

       B. On March 17, 1998, the Group acquired approximately 46 acres of land in Collierville, Tennessee upon which four office buildings totaling up to 400,000 square feet are being constructed. At the end of the construction period, the buildings will be occupied by Federal Express Corporation ("Federal Express") pursuant to a master net lease.

          In connection with the acquisition of the land, the Group entered into a lease agreement with FEEC II, L.P. ("FEEC") which in turn is the sublessor to Federal Express. The lease between the Group and FEEC provides for a development period term ending on the earlier of the completion of the project or November 30, 1999 followed by a twenty-year initial term.

          The FEEC lease grants the Group an exclusive option to acquire FEEC's leasehold estate in the Federal Express net lease, as lessor, with such option exercisable at any time after the end of the development period. The option price will be based on a formula indexed to Federal Express' annual rent under its lease with FEEC less all amounts previously advanced by the Group to FEEC for project costs. The Group expects that the total cost will not exceed $77,000. The Group intends to exercise its option at the earliest practicable date and at such time will assume the Federal Express lease.

          Federal Express' initial annual rent will be based on the actual costs necessary to complete the build-to-suit project with such rent capped at $6,628. Rent increases are scheduled annually and are indexed to increases in the CPI with annual increases limited to 1.7%. The Federal Express lease provides for an initial term of 20 years with two ten-year renewal terms at the option of the lessee.

       C. On March 26, 1998, the Group obtained a line of credit of $150,000 pursuant to a revolving credit agreement with The Chase Manhattan Bank. The revolving credit agreement has a term of three years.

                            CAREY DIVERSIFIED LLC and
                   CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS
                NOTES to COMBINED FINANCIAL STATEMENTS, Continued

          Advances from the line of credit must be for at least $3,000 and in multiples of $500. for any single advance. Advances made will bear interest at an annual rate of either (i) the one, two, three or six-month LIBO Rate, as defined, plus a spread which ranges from 0.6% to 1.45% depending on leverage or corporate credit rating or
            (ii) the greater of the bank's Prime Rate and the Federal Funds Effective Rate, plus .50%, plus a spread ranging from 0% to .125% depending upon the Group's leverage. In addition, the Group will pay a fee (a) ranging between 0.15% and 0.20% per annum of the unused portion of the credit facility, depending on the Group's leverage, if no minimum credit rating for the Group is in effect or (b) equal to .15% of the total commitment amount, if the Group has obtained a certain minimum credit rating.

          The revolving credit agreement has financial covenants that require the Group to (i) maintain minimum equity value of $400,000 plus 85% of amounts received by the Group as proceeds from the issuance of equity interests and (ii) meet or exceed certain operating and coverage ratios. Such operating and coverage ratios include, but are not limited to, (a) ratios of earnings before interest, taxes, depreciation and amortization to fixed charges for interest and (b) ratios of net operating income, as defined, to interest expense.

          The Group has drawn $55,000 from the line of credit to pay off existing debt.

Item 9. Disagreements on Accounting and Financial Disclosure.

        NONE

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

            The directors and executive officers of the Company are as follows:

                                                                          Has Served as a
                                                                          Director and/or
       Name               Age          Positions Held                     Officer Since (1)
       ----               ---          --------------                     -----------------

Francis J. Carey           72     Chairman of the Board                         1/98
                                  Chief Executive Officer
                                  Director

William Polk Carey         67     Chairman of the Executive Committee           1/98
                                  Director

Steven M. Berzin           47     Vice Chairman                                 1/98
                                  Chief Legal Officer
                                  Director

Gordon F. DuGan            31     President                                     1/98
                                  Chief Acquisitions Officer
                                  Director

Donald E. Nickelson        64     Chairman of the Audit Committee               1/98
                                  Director

Eberhard Faber, IV         61     Director                                      1/98

Barclay G. Jones III       37     Director                                      1/98

Lawrence R. Klein          77     Director                                      1/98

Charles C. Townsend, Jr.   69     Director                                      1/98

Reginald Winssinger        55     Director                                      1/98

Claude Fernandez           45     Executive Vice President                      1/98
                                  - Financial Operations

John J. Park               33     Executive Vice President                      1/98
                                  Chief Financial Officer
                                  Treasurer

H. Augustus Carey          40     Senior Vice President                         1/98
                                  Secretary

Samantha K. Garbus         29     Vice President - Asset Management             1/98

Susan C. Hyde              29     Vice President - Shareholder Services         1/98

Robert C. Kehoe            37     Vice President - Accounting                   1/98

Edward V. LaPuma           24     Vice President - Acquisitions                 1/98

            William Polk Carey and Francis J. Carey are brothers. H. Augustus Carey is the nephew of William Polk Carey and the son of Francis J. Carey.

            A description of the business experience of each officer and director of the Corporate General Partner is set forth below:

            Francis J. Carey, Chairman of the Board, Chief Executive Officer and Director, was elected President and a Managing Director of W. P. Carey & Co. ("W.P. Carey") in April 1987, having served as a Director since its founding in 1973. Prior to joining the firm full-time, he was a senior partner in Philadelphia, head of the Real Estate Department nationally and a member of the executive committee of the Pittsburgh based firm of Reed Smith Shaw & McClay, counsel for Registrant, the General Partners, the CPA(R) Partnerships, W.P. Carey and some of its affiliates. He served as a member of the Executive Committee and Board of Managers of the Western Savings Bank of Philadelphia from 1972 until its takeover by another bank in 1982 and is former chairman of the Real Property, Probate and Trust Section of the Pennsylvania Bar Association. Mr. Carey served as a member of the Board of Overseers of the School of Arts and Sciences of the University of Pennsylvania from 1983 through 1990. He has also served as a member of the Board of Trustees of the Investment Program Association since 1990 and on the Business Advisory Council of the Business Council for the United Nations since 1994. He holds A.B. and J.D. degrees from the University of Pennsylvania.

            Gordon F. DuGan, President, Chief Acquisitions Officer and Director, was elected Executive Vice President and a Managing Director of W.P. Carey in June 1997. Mr. Dugan rejoined W.P. Carey as Deputy Head of Acquisitions in February 1997. Mr. Dugan was until September 1995 a Senior Vice President in the Acquisitions Department of W.P. Carey. Mr. Dugan joined W.P. Carey as Assistant to the Chairman in May 1988, after graduating from the Wharton School at the University of Pennsylvania where he concentrated in Finance. From October 1995 until February 1997, Mr. Dugan was Chief Financial Officer of Superconducting Core Technologies, Inc., a Colorado-based wireless communications equipment manufacturer.

            Steven M. Berzin, Vice Chairman, Chief Legal Officer and Director, was elected Executive Vice President, Chief Financial Officer, Chief Legal Officer and a Managing Director of W.P. Carey in July 1997. From 1993 to 1997, Mr. Berzin was Vice President - Business Development of General Electric Capital Corporation in the office of the Executive Vice President and, more recently, in the office of the President, where he was responsible for business development activities and acquisitions. From 1985 to 1992, Mr. Berzin held various positions with Financial Guaranty Insurance Company, the last two being Managing Director, Corporate Development and Senior Vice President and Chief Financial Officer. Mr. Berzin associated with the law firm of Cravath, Swaine & Moore from 1978 to 1985 and from 1976 to 1977, he served as law clerk to the Honorable Anthony M. Kennedy, then a United States Circuit Judge. Mr. Berzin received a B.A. and M.A. in Applied Mathematics from Harvard University, a B.A. in Jurisprudence and an M.A. from Oxford University and a J.D. from Harvard Law School..

            Donald E. Nickelson, Chairman of the Audit Committee and Director, serves as Chairman of the Board and a Director of Greenfield Industries, Inc. and a Director of Allied Healthcare Products, Inc. Mr. Nickelson is Vice-Chairman and a Director of the Harbor Group, a leverage buy-out firm. He is also a Director of Sugen Corporation and D.T.I. Industries, Inc. and a Trustee of mainstay Mutual Fund Group. From 1986 to 1988, Mr. Nickelson was President of PaineWebber Incorporated; from 1988 to 1990, he was President of the PaineWebber Group; and from 1980 to 1993 a Director. Prior to 1986, Mr. Nickelson served in various capacities with affiliates of PaineWebber Incorporated and its predecessor firm. From 1988 to 1989, Mr. Nickelson was a Director of a diverse group of corporations in the manufacturing, service and retail sectors, including Wyndham Baking Co., Inc., Hoover Group, Inc., Peebles, Inc. and Motor Wheel Corporation. He is a former Chairman of National Car Rentals, inc. Mr. Nickelson is also a former Director of the Chicago Board Options Exchange and is the former Chairman of the Pacific Stock Exchange.

            William Polk Carey, Chairman of the Executive Committee and Director, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W.P. Carey in 1973, he served as Chairman of the Executive Committee of Hubbard, Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb Rhoades & Co. (now Lehman Brothers), head of Real Estate and Private Placements, Director of Corporate Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania's Wharton School of Finance and Commerce, Mr. Carey is a Governor of the National

Association of Real Estate Investment Trusts (NAREIT). He also serves on the boards of The Johns Hopkins University, The James A. Baker III Institute for Public Policy at Rice University, Templeton College of Oxford University and other educational and philanthropic institutions. He founded the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that University. Mr. Carey is also the Chairman of the Boards of Directors of Corporate Property Associates 10 Incorporated, Carey Institutional Properties Incorporated, Corporate Property Associates 12 Incorporated and Corporate Property Associates 14 Incorporated.

            Eberhard Faber IV, is currently a Director of PNC Bank, N.A., Chairman of the Board and Director of the newspaper Citizens Voice, a Director of Ertley's Motorworld, Inc., Vice-Chairman of the Board of King's College and a Director of Geisinger Wyoming Valley Hospital. Mr. Faber served as Chairman and Chief Executive Officer of Eberhard Faber, Inc., from 1973 to 1987. Mr. Faber also served as the Director of the Philadelphia Federal Reserve Bank, including service as the Chairman of its Budget and Operations Committee from 1980 to 1986. Mr. Faber has served on the boards of several companies, including First Eastern bank from 1980 to 1993.

            Barclay G. Jones III, Executive Vice President, Managing Director, and head of the Investment Department. Mr. Jones joined W.P. Carey as Assistant to the President in July 1982 after his graduation from the Wharton School of the University of Pennsylvania, where he majored in Finance and Economics. He was elected to the Board of Directors of W.P. Carey in April 1992. Mr. Jones is also a Director of the Wharton Business School Club of New York.

            Lawrence R. Klein, Director, is Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania, having joined the faculty of Economics and the Wharton School in 1958. He holds earned degrees from the University of California at Berkeley and Massachusetts Institute of Technology and has been awarded the Nobel Prize in Economics as well as over 20 honorary degrees. Founder of Wharton Econometric Forecasting Associates, Inc., Dr. Klein has been counselor to various corporations, governments, and government agencies including the Federal Reserve Board and the President's Council of Economic Advisers.

            Charles C. Townsend, Jr., Director, currently is an Advisory Director of Morgan Stanley & Co., having held such position since 1979. Mr. Townsend was a Partner and a Managing Director of Morgan Stanley & Co. from 1963 to 1978 and served as Chairman of Morgan Stanley Realty Corporation from 1977 to 1982. Mr. Townsend holds a B.S.E.E. from Princeton University and an M.B.A. from Harvard University. Mr. Townsend serves as Director and Vice Chairman of Carey Institutional Properties Incorporated and a Director of Corporate Property Associates 14 Incorporated.

            Reginald Winssinger, Director, is currently Chairman of the Board and Director of Horizon Real Estate Group, Inc. Mr. Winssinger has managed portfolios of diversified real estate assets exceeding $500 million throughout the United States for more than 20 years. Mr. Winssinger is active in the planning and development of major land parcels and has developed 20 commercial properties. Mr. Winssinger is a native of Belgium with more than 25 years of real estate practice, including 10 years based in Brussels, overseeing appraisals, construction and management. Mr. Winssinger holds a B.S. in Geography from the University of California at Berkeley and received a degree in Appraisal and Survey in Belgium. Mr. Winssinger presently serves as Honorary Belgium Consul to the State of Arizona, a position he has held since 1991.

            Claude Fernandez, Executive Vice President - Financial Operations, joined W.P. Carey in 1983. Previously associated with Coldwell Banker, Inc. for two years and with Arthur Andersen & Co., he is a Certified Public Accountant. Mr. Fernandez received a B.S. degree in accounting from New York University in 1975 and his M.B.A. in Finance from Columbia University Graduate School of Business in 1981.

            John J. Park, Executive Vice President, Chief Financial Officer and Treasurer, joined W.P. Carey as an Investment Analyst in December 1987. Mr. Park received his undergraduate degree from Massachusetts Institute of Technology and his M.B.A. in Finance from New York University.

            H. Augustus Carey, Senior Vice President and Secretary, returned to W.P. Carey in 1988 and is President of W.P. Carey's broker-dealer subsidiary. Mr. Carey previously worked for W.P. Carey from 1979 to 1981 as Assistant to the President. Prior to rejoining W.P. Carey, Mr. Carey served as a loan officer of the North American Department of Kleinwort Benson Limited in London, England. He received an A.B. from Amherst College in 1979 and an M.Phil. in Management Studies from Oxford University in 1984. Mr. Carey is a trustee of the Oxford Management Centre Associates Council.

            Samantha K Garbus, Vice President - Director of Asset Management, became a Second Vice President of W.P. Carey in April 1995 and a Vice President in April 1997. Ms. Garbus joined W. P. Carey as a Property Management Associate in January 1992. Ms. Garbus received a B.A. in History from Brown University in May 1990 and an M.B.A. from the Stern School of New York University in January 1997.

            Susan C. Hyde, Vice President - Director of Shareholder Services, joined W. P. Carey in 1990, became a Second Vice President in April 1995 and a Vice President in April 1997. Ms. Hyde graduated from Villanova University in 1990 where she received a B.S. in Business Administration with a concentration in Marketing and a B.A. in English.

            Robert C. Kehoe, Vice President - Accounting, joined W.P. Carey as a Senior Accountant in 1987. Mr. Kehoe became a Second Vice President of W. P. Carey in April 1992 and a Vice President in July 1997. Prior to joining the company, Mr. Kehoe was associated with Deloitte, Haskins & Sells for three years and was Manager of Financial Controls at CBS Educational and Professional Publishing for two years. Mr. Kehoe received a B.S. in Accounting from Manhattan College in 1982 and an M.B.A. in Finance from Pace University in 1993.

            Edward V. LaPuma, Vice President - Acquisitions, joined W. P. Carey as an Assistant to the Chairman in July 1995, became a Second Vice President in July 1996 and a Vice President in April 1997. A graduate of the University of Pennsylvania, Mr. LaPuma received a B.A. in Global Economic Strategies from The College of Arts and Sciences and a B.S. in Economics with a Concentration in Finance from the Wharton School.

Item 11. Executive Compensation.

            This information will be contained in Company's definitive Proxy Statement with respect to the Company's 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

            This information will be contained in Company's definitive Proxy Statement with respect to the Company's 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

            This information will be contained in Company's definitive Proxy Statement with respect to the Company's 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.      Financial Statements:

            The following financial statements are filed as a part of this
            Report:

Combined Report of Independent Accountants.

Combined Balance Sheets, December 31, 1996 and 1997.

Combined Statements of Income for the years ended December 31, 1995, 1996 and 1997.

Combined Statements of Partners' Capital for the years ended December 31, 1995, 1996 and 1997.

Combined Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997.

Notes to Combined Financial Statements.

(a) 2. Financial Statement Schedule:

            The following schedule is filed as a part of this Report:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1997.

Notes to Schedule III.

            Financial Statement Schedules other than those listed above are omitted because the required information is given in the Financial Statements, including the Notes thereto, or because the conditions requiring their filing do not exist.

(a) 3 Exhibits:

            The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit                                                                         Method of
  No.            Description                                                     Filing
-------          -----------                                                    ---------
    3.1    Amended and Restated Limited Liability Company             Exhibit 3.1 to Registration
           Agreement of Carey Diversified LLC.                        Statement on Form S-4
                                                                      (No. 333-37901)

    3.2    Bylaws of Carey Diversified LLC.                           Exhibit 3.2 to Registration
                                                                      Statement on Form S-4
                                                                      (No. 333-37901)

    4.1    Form of Listed Share Stock Certificate.                    Exhibit 4.1 to Registration
                                                                      Statement on Form S-4
                                                                      (No. 333-37901)

   10.1    Management Agreement Between Carey Management LLC          Exhibit 10.1 to Registration
           and the Company.                                           Statement on Form S-4
                                                                      (No. 333-37901)

   10.2    Non-Employee Directors' Incentive Plan.                    Exhibit 10.2 to Registration
                                                                      Statement on Form S-4
                                                                      (No. 333-37901)

   10.3    1997 Share Incentive Plan.                                 Exhibit 10.3 to Registration
                                                                      Statement on Form S-4
                                                                      (No. 333-37901)

   10.4    Investment Banking Engagement Letter between               Exhibit 10.4 to Registration
           W. P. Carey & Co. and the Company.                         Statement on Form S-4
                                                                      (No. 333-37901)

   10.5    Non-Statutory Listed Share Option Agreement.               Exhibit 10.5 to Registration
                                                                      Statement on Form S-4
                                                                      (No. 333-37901)

   21.1    List of Registrant Subsidiaries                            Filed herewith

   23.1    Consent of Independent Accountants                         Filed herewith

   99.13   Amended and Restated Agreement of Limited Partnership      Exhibit 99.13 to Registration
           of CPA(R):1.                                               Statement on Form S-4
                                                                      (No. 333-37901)

   99.14   Amended and Restated Agreement of Limited Partnership      Exhibit 99.14 to Registration
           of CPA(R):2.                                               Statement on Form S-4
                                                                      (No. 333-37901)

   99.15   Amended and Restated Agreement of Limited Partnership      Exhibit 99.15 to Registration
           of CPA(R):3.                                               Statement on Form S-4
                                                                      (No. 333-37901)

Exhibit                                                                         Method of
  No.            Description                                                     Filing
-------          -----------                                                    ---------
   99.16   Amended and Restated Agreement of Limited Partnership      Exhibit 99.16 to Registration
           of CPA(R):4.                                               Statement on Form S-4
                                                                      (No. 333-37901)

   99.17   Amended and Restated Agreement of Limited Partnership      Exhibit 99.17 to Registration
           of CPA(R):5.                                               Statement on Form S-4
                                                                      (No. 333-37901)

   99.18   Amended and Restated Agreement of Limited Partnership      Exhibit 99.18 to Registration
           of CPA(R):6.                                               Statement on Form S-4
                                                                      (No. 333-37901)

   99.19   Amended and Restated Agreement of Limited Partnership      Exhibit 99.19 to Registration
           of CPA(R):7.                                               Statement on Form S-4
                                                                      (No. 333-37901)

   99.20   Amended and Restated Agreement of Limited Partnership      Exhibit 99.20 to Registration
           of CPA(R):8.                                               Statement on Form S-4
                                                                      (No. 333-37901)

   99.21   Amended and Restated Agreement of Limited Partnership      Exhibit 99.21 to Registration
           of CPA(R):9.                                               Statement on Form S-4
                                                                      (No. 333-37901)

   99.22   Listed Share Purchase Warrant.                             Exhibit 99.22 to Registration
                                                                      Statement on Form S-4
                                                                      (No. 333-37901)

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   CAREY DIVERSIFIED LLC

    3/28/98        BY: /s/ John J. Park
--------------         ---------------------------------------
     Date              John J. Park
                       Executive Vice President, Chief Financial Officer and
                       Treasurer (Principal Financial Officer)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   BY: CAREY DIVERSIFIED LLC

    3/28/98        BY: /s/ Francis J. Carey
--------------         ---------------------------------------
     Date              Francis J. Carey
                       Chairman of the Board, Chief Executive Officer and
                       Director (Principal Executive Officer)

    3/28/98        BY: /s/ William P. Carey
--------------         ---------------------------------------
     Date              William P. Carey
                       Chairman of the Executive Committee and Director

    3/28/98        BY: /s/ Steven M. Berzin
--------------         ---------------------------------------
     Date              Steven M. Berzin
                       Vice Chairman, Chief Legal Officer and Director

    3/28/98        BY: /s/ Gordon F. DuGan
--------------         ---------------------------------------
      Date             Gordon F. DuGan
                       President, Chief Acquisitions Officer and Director

    3/28/98        BY: /s/ Donald E. Nickelson
--------------         ---------------------------------------
     Date              Donald E. Nickelson
                       Chairman of the Audit Committee and Director

    3/28/98        BY: /s/ Eberhard Faber IV
--------------         ---------------------------------------
     Date              Eberhard Faber IV
                       Director

    3/28/98        BY: /s/ Barclay G. Jones, III
--------------         ---------------------------------------
      Date             Barclay G. Jones, III
                       Director

    3/28/98        BY:  /s/ Dr. Lawrence R. Klein
--------------         ---------------------------------------
     Date              Dr. Lawrence R. Klein
                       Director

    3/28/98        BY:  /s/ Charles C. Townsend, Jr.
--------------         ---------------------------------------
     Date              Charles C. Townsend, Jr.
                       Director

    3/28/98        BY: /s/ Reginald Winssinger
--------------         ---------------------------------------
     Date              Reginald Winssinger
                       Director

    3/28/98        BY: /s/ John J. Park
--------------         ---------------------------------------
     Date              John J. Park
                       Executive Vice President, Chief Financial Officer and
                       Treasurer (Principal Financial Officer)

    3/28/98        BY: /s/ Claude Fernandez
--------------         ---------------------------------------
     Date              Claude Fernandez
                       Executive Vice President - Financial Operations
                       (Principal Accounting Officer)

      CAREY DIVERSIFIED LLC and CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1997



                                                      Initial Cost to                 Cost            Increase
                                                           Company                 Capitalized       (Decrease)
                                                  -------------------------       Subsequent to        in Net
           Description           Encumbrances     Land            Buildings      Acquisition (a)    Investment (b)
           -----------         ----------------   ----            ---------      ---------------    --------------
Operating Method:
 Office, warehouse and
  manufacturing buildings
  in Broomfield, Colorado         $ 2,173,949   $  354,970       $ 3,073,575       $  559,647

 Office and manufacturing
  buildings leased to IMO
  Industries Inc.                   2,080,176      685,026         2,006,559        2,617,652

 Office and manufacturing
  buildings formerly leased to
  IMO Industries, Inc.                             221,474           448,641            4,384         $ (38,155)

 Distribution facilities
  and warehouses leased to
  The Gap, Inc.                     6,003,499    1,363,909        19,065,813          225,569

 Supermarkets
  leased to Winn-Dixie
  Stores, Inc.                                     904,589         6,749,989          111,880

 Land leased to
  Kobacker Stores, Inc.                          1,236,735                                             (176,112)

 Warehouse and manufac-
  turing plant leased to
  Pre Finish Metals
  Incorporated                        910,435      636,000        16,470,208           33,652

 Retail store leased
  to A. Jones                                       40,946           186,926           14,508

 Retail store leased
  to Wexler & Wexler                               129,065           188,599           15,776

 Retail stores leased to
  Kinko's of Ohio, Inc.
  and Lutz Bagels, LLC                              47,350           581,034           10,795


                                                                                                                 Life on which
                                                                                                                 Depreciation
                                       Gross Amount at which Carried                                               in Latest
                                         at Close of Period  (c)(d)                                               Statement of
                                    --------------------------------       Accumulated                                Income
           Description              Land       Buildings       Total      Depreciation     Date Acquired          is Computed
           -----------              ----       ---------       -----     --------------    -------------         ------------
Operating Method:
 Office, warehouse and
  manufacturing buildings
  in Broomfield, Colorado       $  354,970    $ 3,633,222   $ 3,988,192    $ 2,301,151     November 17, 1978     10-30 yrs.

 Office and manufacturing
  buildings leased to IMO
  Industries Inc.                  685,026      4,624,211     5,309,237      2,477,994     April 20, 1979        17 yrs.

 Office and manufacturing
  buildings formerly leased to
  IMO Industries, Inc.            183,319         453,025       636,344        453,025     April 20, 1979        17 yrs.

 Distribution facilities
  and warehouses leased to                                                                 July 6, 1979 and
  The Gap, Inc.                  1,363,909     19,291,382    20,655,291     11,114,925     February 16, 1988     5-50 yrs.

 Supermarkets                                                                              March 12, 1984,
  leased to Winn-Dixie                                                                     June 17, 1987,
  Stores, Inc.                     904,589      6,861,869     7,766,458      2,298,653     March 17, 1988, and   30 yrs.
                                                                                           October 26, 1990
 Land leased to
  Kobacker Stores, Inc.          1,060,623                    1,060,623                    January 17, 1979

 Warehouse and manufac-
  turing plant leased
  to Pre Finish                                                                            December 11, 1980     5-30 yrs.
  Metals Incorporated              636,000     16,503,860    17,139,860      9,147,519     and June 30, 1986

 Retail store leased
  to A. Jones                       40,946        201,434       242,380        144,402     September 2, 1980     15-35 yrs.

 Retail store leased
  to Wexler & Wexler               129,065        204,375       333,440        150,795     January 5, 1981       15-35 yrs.

 Retail stores leased to
  Kinko's of Ohio, Inc.
  and Lutz Bagels, LLC              47,350        591,829       639,179        432,315     October 1, 1980       15-35 yrs.

      CAREY DIVERSIFIED LLC and CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1997



                                                      Initial Cost to                 Cost            Increase
                                                           Company                 Capitalized       (Decrease)
                                                  -------------------------       Subsequent to        in Net
           Description           Encumbrances     Land            Buildings      Acquisition (a)    Investment (b)
           -----------         ----------------   ----            ---------      ---------------    --------------
Operating Method (continued):
 Warehouse and distribution
  center leased to, B&G
  Contract Packaging, Inc.                            216,000         3,048,862           29,922

 Land leased to Unisource
  Worldwide, Inc.                 2,171,572         3,575,000

 Centralized telephone
  bureau leased to Excel
   Communications, Inc.                             1,139,600         3,379,679        1,576,606      (1,230,690)

 Building leased to
  Sports & Recreation, Inc.                           677,600         4,908,238                       (2,625,838)

 Dairy processing
  facility leased to
  Hughes Markets, Inc.                              2,029,682         9,699,041           26,000

 Office building in
   Beaumont, Texas
   leased to Petrocon
   Engineering, Inc. and
   Olmstead Kirk Paper Company                        510,000         4,490,000          612,462     $(4,346,960)

 Office, manufacturing
   and warehouse
   buildings leased to
   Continental Casualty
   Company                                          1,800,000         6,710,638          105,000

 Warehouse and
   distribution center
   in Salisbury,
   North Carolina                                     291,540         5,708,460          153,179

                                                                                                          Life on which
                                                                                                          Depreciation
                                    Gross Amount at which Carried                                           in Latest
                                      at Close of Period  (c)(d)                                           Statement of
                                 --------------------------------       Accumulated                            Income
           Description           Land       Buildings       Total      Depreciation    Date Acquired       is Computed
           -----------           ----       ---------       -----     --------------   -------------      ------------
Operating Method (continued):
 Warehouse and distribution
  center leased to, B&G
  Contract Packaging, Inc.      216,000    3,078,784       3,294,784  1,710,911        April 9, 1981        30 yrs.

 Land leased to Unisource
  Worldwide, Inc.             3,575,000                    3,575,000                   April 29, 1980

 Centralized telephone
  bureau leased to Excel
   Communications, Inc.       1,139,600    3,725,595       4,865,195    267,567        November 24, 1981    30 yrs.

 Building leased to
  Sports & Recreation, Inc.     359,068    2,600,932       2,960,000    411,813        November 24, 1981    30 yrs.

 Dairy processing
  facility leased to
  Hughes Markets, Inc.        2,055,682    9,699,041      11,754,723  6,962,751        June 1, 1983         10-36 yrs.

 Office building in
   Beaumont, Texas
   leased to Petrocon
   Engineering, Inc. and
   Olmstead Kirk Paper Company  278,801      986,701       1,265,502    530,968        August 11, 1983      30 yrs.

 Office, manufacturing
   and warehouse
   buildings leased to
   Continental Casualty
   Company                    1,800,000    6,815,638       8,615,638  5,253,695        October 20, 1983     15-40 yrs.

 Warehouse and
   distribution center
   in Salisbury,
   North Carolina               291,540    5,861,639       6,153,179  2,265,158        December 16, 1983    30 yrs.

      CAREY DIVERSIFIED LLC and CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1997



                                                      Initial Cost to                 Cost            Increase
                                                           Company                 Capitalized       (Decrease)
                                                  -------------------------       Subsequent to        in Net
           Description           Encumbrances     Land            Buildings      Acquisition (a)    Investment (b)
           -----------         ----------------   ----            ---------      ---------------    --------------
Operating Method (continued):
 Manufacturing and office
   buildings leased to Penn
   Virginia Corporation                           453,192         3,246,808         3,112

 Land leased to
   Exide Electronics
   Corporation                                  1,170,000

 Motion picture theaters leased
   to Harcourt General
   Corporation                    1,895,864     1,387,000         5,113,000        36,459

 Office/Manufacturing
   facility in leased to
   Inno Tech Industries, Inc.                     122,884           568,756                          (691,640)

 Office facility leased
   to Motorola, Inc.              2,051,702       387,000         3,981,000        11,455

 Warehouse/ office research
   and manufacturing
   facilities leased to
   Lockheed Martin
   Corporation                    3,307,692     3,074,247        17,528,226        61,078

 Warehouse and office
   facility leased to
   Kinney Shoe Corporation/
   Armel, Inc.                       11,058     1,360,935         3,899,415         8,000

 Manufacturing and office
   facility leased to
   Yale Security, Inc.                            300,000         3,400,000

                                                                                                             Life on which
                                                                                                             Depreciation
                                      Gross Amount at which Carried                                            in Latest
                                        at Close of Period  (c)(d)                                            Statement of
                                   --------------------------------       Accumulated                           Income
           Description             Land       Buildings       Total      Depreciation    Date Acquired        is Computed
           -----------             ----       ---------       -----     --------------   -------------       ------------
Operating Method (continued):
 Manufacturing and office
   buildings leased to Penn
   Virginia Corporation            453,192    3,249,920     3,703,112     2,477,521      August 7, 1984        5-30 yrs.

 Land leased to
   Exide Electronics
   Corporation                   1,170,000                  1,170,000           N/A      June 20, 1985

 Motion picture theaters
   leased to Harcourt General                                                            July 17, 1985 and
   Corporation                   1,387,000    5,149,459     6,536,459     2,027,496      July 31, 1986         30 yrs.

 Office/Manufacturing
   facility in leased to
   Inno Tech Industries, Inc.                                                            August 30, 1985       N/A

 Office facility leased
   to Motorola, Inc.               387,000    3,992,455     4,379,455     1,602,310      December 23, 1985     30 yrs.

 Warehouse/ office research
    and manufacturing
   facilities leased to                                                                  November 25, 1985
   Lockheed Martin                                                                       May 15, 1986 and
   Corporation                   3,079,188   17,584,363    20,663,551     6,381,976      December 12, 1988     30 yrs.

 Warehouse and office
   facility leased to
   Kinney Shoe Corporation/
   Armel, Inc.                   1,360,935    3,907,415     5,268,350     1,470,719      September 17, 1986    30 yrs.

 Manufacturing and office
   facility leased to
   Yale Security, Inc.             300,000    3,400,000     3,700,000       198,333      August 13, 1985       30 yrs.

      CAREY DIVERSIFIED LLC and CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1997



                                                      Initial Cost to                 Cost            Increase
                                                           Company                 Capitalized       (Decrease)
                                                  -------------------------       Subsequent to        in Net
           Description           Encumbrances     Land            Buildings      Acquisition (a)    Investment (b)
           -----------         ----------------   ----            ---------      ---------------    --------------
Operating Method (continued):
 Manufacturing facilities
   leased to AP Parts
   International, Inc.            5,397,705       443,500        11,256,500        1,733,087

 Manufacturing facilities
   leased to Anthony's
   Manufacturing Company, Inc.                  3,200,000         8,300,000

 Manufacturing facilities
   leased to Swiss
   M-Tex, L.P.                                    420,440         4,379,560            1,300           (621,098)



 Land leased to
   AutoZone, Inc.                 3,221,466     7,199,219                             60,795           (206,920)

 Retail stores formerly
   leased to Yellow
   Front Stores, Inc.                           4,934,160         3,897,549          351,255         (2,238,493)

 Office facility leased to
   Bell Atlantic Corporation                      275,363         1,955,820           24,093

 Land leased to Sybron
   International Corporation        414,533       742,246                              4,230

 Office facility leased
   to United States
   Postal Service                               1,484,340        14,835,661          992,244

 Manufacturing and office
   facility leased to
   Allied Plywood, Inc.                           661,196         1,932,997           13,383


                                                                                                                Life on which
                                                                                                                Depreciation
                                      Gross Amount at which Carried                                               in Latest
                                        at Close of Period  (c)(d)                                               Statement of
                                   --------------------------------       Accumulated                              Income
           Description             Land       Buildings       Total      Depreciation    Date Acquired           is Computed
           -----------             ----       ---------       -----     --------------   -------------          ------------
Operating Method (continued):
 Manufacturing facilities
   leased to AP Parts
   International, Inc.            443,500     12,989,587    13,433,087     4,248,706     December 23, 1986        30 yrs.

 Manufacturing facilities
   leased to Anthony's
   Manufacturing Company, Inc.  3,200,000      8,300,000    11,500,000     3,001,667     February 24, 1987        30 yrs.

 Manufacturing facilities
   leased to Swiss
   M-Tex, L.P.                    255,678      3,924,524     4,180,202     1,351,768     August 24,1987           30 yrs.

                                                                                         January 17 &
                                                                                         May 2, 1986,
 Land leased to                                                                          August 28, 1987 &
   AutoZone, Inc.               7,053,094                    7,053,094                   August 24, 1988          N/A

 Retail stores formerly
   leased to Yellow
   Front Stores, Inc.           3,332,294      3,612,177     6,944,471       922,024     January 29,1988          30 yrs.

 Office facility leased to
   Bell Atlantic Corporation      275,363      1,979,913     2,255,276       654,471     January 29,1988          30 yrs.

 Land leased to Sybron
   International Corporation      746,476                      746,476                   December 22, 1988        N/A

 Office facility leased
   to United States
   Postal Service               1,485,075     15,827,170    17,312,245     4,626,563     September 29, 1988       30 yrs.

 Manufacturing and office
   facility leased to
   Allied Plywood, Inc.           661,627      1,945,949     2,607,576       275,676     March 31, 1989           30 yrs.

      CAREY DIVERSIFIED LLC and CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS

            SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                            as of December 31, 1997



                                                      Initial Cost to                 Cost            Increase
                                                           Company                 Capitalized       (Decrease)
                                                  -------------------------       Subsequent to        in Net
           Description           Encumbrances     Land            Buildings      Acquisition (a)    Investment (b)
           -----------         ----------------   ----            ---------      ---------------    --------------
Operating Method (continued):
 Manufacturing and office
   leased to StairPans of
   America, Inc.                                   87,936         1,110,847         3,458            (456,203)

 Manufacturing facilities
   leased to Quebecor
   Printing Inc.                  10,010,987    3,957,645        15,961,355        13,782

 Land leased to High
   Voltage Engineering
   Corp.                             742,407    1,720,000                           1,601

 Manufacturing facility
   leased to
   Wozniak Industries, Inc./
   Mayfair Molded
   Products Corporation                           793,325         2,456,675         4,356

 Distribution and office
   facilities leased to
   Federal Express
   Corporation                                    394,544         2,102,456        49,041

 Land leased to Dr Pepper
   Bottling Company
   of Texas                        4,004,474    7,351,740                          34,370

 Manufacturing facility
   leased to Detroit Diesel
   Corporation                    22,658,392    4,986,450        26,513,550         8,130

                                                                                                            Life on which
                                                                                                             Depreciation
                                    Gross Amount at which Carried                                              in Latest
                                      at Close of Period  (c)(d)                                              Statement of
                                 --------------------------------       Accumulated                             Income
           Description           Land       Buildings       Total      Depreciation   Date Acquired           is Computed
           -----------           ----       ---------       -----     --------------  -------------          ------------
Operating Method (continued):
 Manufacturing and office
   leased to StairPans of
   America, Inc.                  54,566      691,472        746,038        98,210    March 31 , 1989          30 yrs.

 Manufacturing facilities
   leased to Quebecor                                                                 June 24, 1988 and
   Printing Inc.               3,961,025   15,971,757     19,932,782     4,604,905    December 29, 1989        30 yrs.

 Land leased to High
   Voltage Engineering
   Corp.                       1,721,601                   1,721,601           N/A    November 10, 1988        N/A

 Manufacturing facility
   leased to
   Wozniak Industries, Inc./
   Mayfair Molded
   Products Corporation          794,388    2,459,968      3,254,356       743,364    December 8, 1988         30 yrs.

 Distribution and office
   facilities leased to
   Federal Express                                                                    March 24 and
   Corporation                   401,526    2,144,515      2,546,041       613,060    June 30, 1989            30 yrs.

 Land leased to Dr Pepper
   Bottling Company
   of Texas                    7,386,110                   7,386,110           N/A    June 30, 1989            N/A

 Manufacturing facility
   leased to Detroit Diesel
   Corporation                 4,987,737   26,520,393     31,508,130     6,666,826    June 15, 1990            30 yrs.

      CAREY DIVERSIFIED LLC and CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1997



                                                      Initial Cost to                 Cost            Increase
                                                           Company                 Capitalized       (Decrease)
                                                  -------------------------       Subsequent to        in Net
           Description           Encumbrances     Land            Buildings      Acquisition (a)    Investment (b)
           -----------         ----------------   ----            ---------      ---------------    --------------
Operating Method (continued):
 Engineering and
   Fabrication Facility
   leased to Orbital
   Sciences Corporation             8,494,188     3,675,966         7,757,081       5,976,705

 Land leased to
   NVR, Inc.                        1,828,657     3,342,854                            23,850

 Distribution facility
   leased to PepsiCo                                156,327           829,488          15,075

 Land leased to Childtime
   Childcare, Inc.                    518,986     1,170,448

 Hotel complex leased to
   Hotel Corporation of America     8,414,628       762,839         8,241,162
                                 ------------   -----------      ------------     -----------       ------------

                                 $ 86,312,370   $71,875,282      $235,984,168     $15,527,891       $(12,632,109)
                                 ============   ===========      ============     ===========       ============

                                                                                                                 Life on which
                                                                                                                 Depreciation
                                       Gross Amount at which Carried                                               in Latest
                                         at Close of Period  (c)(d)                                               Statement of
                                    --------------------------------       Accumulated                                Income
           Description              Land       Buildings       Total      Depreciation    Date Acquired           is Computed
           -----------              ----       ---------       -----     --------------   -------------          ------------
Operating Method (continued):
 Engineering and
   Fabrication Facility
   leased to Orbital
   Sciences Corporation           3,676,492     13,733,260     17,409,752    3,307,829    September 29, 1989      30 yrs.

 Land leased to
   NVR, Inc.                      3,366,704                     3,366,704                 May 16, 1989            N/A

 Distribution
   facility leased to
   PepsiCo                          158,717        842,173      1,000,890      228,117    November 16, 1989       30 yrs.

 Land leased to Childtime
   Childcare, Inc.                1,170,448                     1,170,448                 January 4, 1991         N/A

 Hotel complex leased to
   Hotel Corporation of America     762,839      8,241,162      9,004,001    2,165,499                            30 yrs.
                                -----------   ------------   ------------  -----------

                                $69,154,063   $241,601,169   $310,755,232  $93,590,682
                                ===========   ============   ============  ===========

      CAREY DIVERSIFIED LLC and CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1997

                                                  Initial Cost to           Cost           Increase
                                                      Company            Capitalized      (Decrease)
                                                 ------------------     Subsequent to       in Net
        Description          Encumbrances        Land     Buildings    Acquisition (a)   Investment (b)
        -----------        ----------------      ----     ---------    ----------------- ---------------
Direct financing method:
 Office buildings and
  warehouses leased to
 Unisource Worldwide, Inc.      $4,355,546    $  298,655  $ 9,956,345       $9,528        $   703,449

 Retail stores leased
  to Kobacker Stores,
  Inc.                                                      2,008,850      105,207           (376,015)

 Centralized Telephone
  Bureau leased to
  Western Union Financial
  Services, Inc.                                 893,200    5,050,489                         (92,976)

 Computer Center
  leased to
  AT&T Corporation                               369,600    6,985,844        3,189             36,891

 Warehouse and
  manufacturing
  buildings leased to
  Gibson Greetings, Inc.                       1,904,186  $17,239,235                      (5,478,876)

 Warehouse and
  manufacturing buildings
  leased to CSS Industries,
  Inc./ Cleo, Inc.                             1,133,761   15,142,206                      (4,588,867)


                           Gross Amount at which Carried
                              at Close of Period (c)
                           -----------------------------
        Description                                Total        Date Acquired
        -----------                                -----        -------------
Direct financing method:
 Office buildings and
  warehouses leased to                                          December 28, 1979 and
 Unisource Worldwide, Inc.                       $10,967,977    April 29, 1980

 Retail stores leased
  to Kobacker Stores,
  Inc.                                             1,738,042    January 17, 1979

 Centralized Telephone
  Bureau leased to
  Western Union Financial
  Services, Inc.                                   5,850,713    November 24, 1981

 Computer Center
  leased to
  AT&T Corporation                                 7,395,524    November 24, 1981

 Warehouse and
  manufacturing buildings
  leased to Gibson
  Greetings, Inc.                                 13,664,545    January 26, 1982

 Warehouse and
  manufacturing buildings
  leased to CSS Industries,
  Inc./ Cleo, Inc.                                11,687,100    January 26, 1982

      CAREY DIVERSIFIED LLC and CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1997

                                                  Initial Cost to           Cost           Increase
                                                      Company            Capitalized      (Decrease)
                                                 ------------------     Subsequent to       in Net
        Description          Encumbrances        Land     Buildings    Acquisition (a)   Investment (b)
        -----------        ----------------      ----     ---------    ----------------- ---------------
Direct Financing Method
   (continued):

 Manufacturing,
   distribution and
   office buildings
   leased to
   Brodart Co.                  3,054,518       241,550   6,141,429                        (226,002)

 Manufacturing facility
   to Duff-Norton
   Company, Inc.                                444,730   5,055,270

 Manufacturing facilities
   leased to Rochester
   Button Company, Inc.                          86,663   2,815,596         4,429        (1,044,696)

 Manufacturing facilities
   leased to Thermadyne
   Holdings Corp.                             2,615,000   9,085,000

 Office and research
   facility leased to
   Exide Electronics
   Corporation                                            2,030,000         1,500

 Manufacturing facilities
   leased to DeVlieg
   Bullard, Inc.                                310,032   4,782,667

                            Gross Amount at which Carried
                               at Close of Period (c)
                            -----------------------------
        Description                                 Total        Date Acquired
        -----------                                 -----        -------------
Direct Financing Method
   (continued):

 Manufacturing,
   distribution and
   office buildings
   leased to
   Brodart Co.                                     6,156,977     June 15, 1988

 Manufacturing facility
   to Duff-Norton
   Company, Inc.                                   5,500,000     December 30, 1983

 Manufacturing facilities
   leased to Rochester
   Button Company, Inc.                            1,861,992     April 11, 1984

 Manufacturing facilities
   leased to Thermadyne
   Holdings Corp.                                 11,700,000     February 14, 1985

 Office and research
   facility leased to
   Exide Electronics
   Corporation                                     2,031,500     June 20, 1985

 Manufacturing facilities
   leased to DeVlieg
   Bullard, Inc.                                   5,092,699     April 3, 1986

      CAREY DIVERSIFIED LLC and CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS

            SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                            as of December 31, 1997

                                                  Initial Cost to           Cost           Increase
                                                      Company            Capitalized      (Decrease)
                                                 ------------------     Subsequent to       in Net
        Description          Encumbrances        Land     Buildings    Acquisition (a)   Investment (b)
        -----------        ----------------      ----     ---------    ----------------- ---------------
Direct Financing Method
   (continued):

 Manufacturing facility
   leased to Penberthy
   Products, Inc.                                48,968    1,028,333

 Manufacturing facility
   and warehouse leased
   to DS Group Limited                          200,000    2,800,000

 Manufacturing
   facilities leased
   Sunds Defibrator
   Woodhandling, Inc.                            24,750      669,427

 Retail stores leased to
   AutoZone, Inc.                5,396,609                12,649,956         98,930       (321,900)

 Manufacturing facility
   leased to Peerless
   Chain Company                                829,000    6,991,000

 Retail facility leased to
   Wal-Mart Stores, Inc.,        3,351,280    1,467,000    5,208,000         10,250

 Manufacturing and office
   facilities leased to Sybron
   International Corporation    13,604,070    1,984,406   22,383,348        138,318

 Manufacturing and office
   facilities leased to
   NVR, Inc.                     4,871,343      570,729   12,904,948        321,200        551,758


                           Gross Amount at which Carried
                              at Close of Period (c)
                           -----------------------------
        Description                                Total        Date Acquired
        -----------                                -----        -------------
Direct Financing Method
   (continued):

 Manufacturing facility
   leased to Penberthy
   Products, Inc.                                 1,077,301     April 3, 1986

 Manufacturing facility
   and warehouse leased
   to DS Group Limited                            3,000,000     December 22, 1986

 Manufacturing
   facilities leased
   Sunds Defibrator
   Woodhandling, Inc.                               694,177     August 30, 1985

 Retail stores leased to                                        January 17, 1986
   AutoZone, Inc.                                12,426,986     May 2, 1986; August 28, 1987
                                                                and August 24, 1988
 Manufacturing facility
   leased to Peerless
   Chain Company                                  7,820,000     June 18, 1986

 Retail facility leased to
   Wal-Mart Stores, Inc.,                         6,685,250     August 7, 1986

 Manufacturing and office
   facilities leased to Syb
   International Corporatio                      24,506,072     December 22, 1988

 Manufacturing and office
   facilities leased to                                         March 31, 1989 and
   NVR, Inc.                                     14,348,635     May 16, 1989

      CAREY DIVERSIFIED LLC and CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1997

                                                  Initial Cost to           Cost           Increase
                                                      Company            Capitalized      (Decrease)
                                                 ------------------     Subsequent to       in Net
        Description          Encumbrances        Land     Buildings    Acquisition (a)   Investment (b)
        -----------        ----------------      ----     ---------    ----------------- ---------------
Direct Financing Method
   (continued):

 Manufacturing and
   generating facilities
   leased to High
   Voltage Engineering
   Corp.                          3,422,846       688,000    7,242,000         7,394

 Office/warehouse
   facilities leased to
   Stationers Distributing
   Company                        2,307,669     1,120,000    3,510,000           293          (732,255)

 Bottling and Distribution
   facilities lease to
   Dr Pepper Bottling
   Company of Texas              11,355,992                 20,848,260        97,467

 Land and industrial/
   warehouse/office
   facilities leased to
   Furon Company                 12,558,672     4,187,766   19,104,786       127,177        (5,981,113)

 Office/warehouse
   facility leased
   to Red Bank
   Distribution, Inc.             5,161,768     1,572,296    9,065,704        11,302

 Day care facilities
   leased to Childtime
   Childcare, Inc.                  747,947                  1,686,816
                                -----------   ----------- ------------      --------      ------------

                                $70,188,260   $20,990,292 $212,385,509      $936,184      $(17,550,602)
                                ===========   =========== ============      ========      ============

                           Gross Amount at which Carried
                              at Close of Period (c)
                           -----------------------------
        Description                                Total        Date Acquired
        -----------                                -----        -------------
Direct Financing Method
   (continued):

 Manufacturing and
   generating facilities
   leased to High
   Voltage Engineering
   Corp.                                            7,937,394   November 10, 1988

 Office/warehouse
   facilities leased to
   Stationers Distributing
   Company                                          3,898,038   December 29, 1988

 Bottling and Distribution
   facilities lease to
   Dr Pepper Bottling
   Company of Texas                                20,945,727   June 30, 1989

 Land and industrial/
   warehouse/office
   facilities leased to
   Furon Company                                   17,438,616   January 29, 1990

 Office/warehouse
   facility leased
   to Red Bank
   Distribution, Inc.                              10,649,302   July 20, 1990

 Day care facilities
   leased to Childtime
   Childcare, Inc.                                  1,686,816   January 4, 1991
                                                 ------------

                                                 $216,761,383
                                                 ============

      CAREY DIVERSIFIED LLC and CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS

             Schedule III - Real Estate AND ACCUMULATED DEPRECIATION

                             as of December 31, 1997



                                                      Initial Cost to                           Cost
                                                           Company                           Capitalized        Decrease
                                                  -------------------------    Personal     Subsequent to        in Net
           Description           Encumbrances     Land            Buildings    Property    Acquisition (a)    Investment (b)
           -----------         ----------------   ----            ---------    ---------   ---------------    --------------

Operating real estate (e):

   Hotels located in:

     Alpena, Michigan             $ 7,150,000   $  210,000      $ 7,551,000    $  742,500    $1,262,297
     Petoskey, Michigan             7,150,000      527,000        7,211,000       765,500       936,886

     Livonia, Michigan              7,446,223    3,130,000       12,410,000     2,260,000       953,552
                                  -----------   ----------      -----------    ----------    ----------

                                  $21,746,223   $3,867,000      $27,172,000    $3,768,000    $3,152,735
                                  ===========   ==========      ===========    ==========    ==========


                                                                                                                       Life on which
                                                                                                                        Depreciation
                                 Gross Amount at which Carried                                                            in Latest
                                   at Close of Period  (c)(d)                                                           Statement of
                              --------------------------------                        Accumulated                          Income
           Description        Land     Personal Property   Buildings       Total      Depreciation    Date Acquired     is Computed
           -----------        ----     -----------------   ---------       -----     --------------   -------------    ------------

Operating real estate (e):

   Hotels located in:

     Alpena, Michigan       $  210,000      $1,455,188   $ 8,100,609   $ 9,765,797     $ 4,176,740    March 6, 1987      5-30 yrs
     Petoskey, Michigan        527,000       1,356,197     7,557,189     9,440,386       3,679,335    June 30, 1987      5-30 yrs

     Livonia, Michigan       3,130,000       2,677,513    12,946,039    18,753,552       6,770,673    November 20, 1987  5-30 yrs
                            ----------     -----------   -----------   -----------     -----------

                            $3,867,000      $5,488,898   $28,603,837   $37,959,735     $14,626,748
                            ==========      ==========   ===========   ===========     ===========

                            CAREY DIVERSIFIED LLC and
                   CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS

                       NOTES to Schedule III - Real Estate
                          and ACCUMULATED DEPRECIATION

(a) Consists of the cost of improvements and acquisition costs subsequent to acquisition, including legal fees, appraisal fees, title costs, other related professional fees and purchases of furniture, fixtures, equipment and improvements at the hotel properties.

(b) The increase (decrease) in net investment is primarily due to (i) the amortization of unearned income from net investment in direct financing leases producing a periodic rate of return which at times may be greater or less than lease payments received, (ii) accumulated depreciation from operating leases that were reclassified to direct financing leases, (iii) sales of properties, and (iv) writedowns of properties to fair value.

(c) At December 31, 1996, the aggregate cost of real estate owned by the Company and its subsidiaries for Federal income tax purposes is $599,953,299.

(d)

                     Reconciliation of Real Estate Accounted
                         for Under the Operating Method

                                                 December 31,     December 31,
                                                     1996             1997
                                                -------------    -------------
Balance at beginning
    of year                                     $ 348,220,453    $ 339,503,452

Additions                                           2,842,338        1,422,179

Sales                                             (14,157,435)      (6,458,555)

Writedowns to fair value                                            (1,489,999)

Reclassification from (to) investment in
    direct financing lease                          3,700,000      (21,868,468)

Reclassification to assets
    held for sale                                  (1,101,904)        (353,377)
                                                -------------    -------------

Balance at end of
    year                                        $ 339,503,452    $ 310,755,232
                                                =============    =============

                            CAREY DIVERSIFIED LLC and
                   CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS

                       NOTES to Schedule III - Real Estate
                          and ACCUMULATED DEPRECIATION

                   Reconciliation of Accumulated Depreciation

                                                 December 31,       December 31,
                                                     1996              1997
                                                 ------------      ------------
Balance at beginning
    of year                                      $ 87,603,614      $ 91,923,183

Depreciation expense                                9,334,741         8,819,816

Reclassification to assets
    held for sale                                                      (153,377)

Reclassification to direct financing
    lease                                            (667,565)       (4,429,853)

Writeoff resulting from sales
    of property                                    (4,347,537)       (2,569,087)
                                                 ------------      ------------

Balance at end of
    year                                         $ 91,923,253      $ 93,590,682
                                                 ============      ============

(e)
                    Reconciliation for Operating Real Estate

                                                   December 31,     December 31,
                                                       1996             1997
                                                   ------------     ------------
           Balance at beginning
               of year                             $ 55,369,375     $ 37,426,984

           Additions                                    578,005          532,751

           Sales and exchange of property           (18,520,396)
                                                   ------------     ------------

           Balance at close of
               year                                $ 37,426,984     $ 37,959,735
                                                   ============     ============

                            CAREY DIVERSIFIED LLC and
                   CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS

                       NOTES to Schedule III - Real Estate
                          and ACCUMULATED DEPRECIATION

                   Reconciliation of Accumulated Depreciation
                              Operating Real Estate

                                                 December 31,       December 31,
                                                     1996               1997
                                                 ------------       ------------
           Balance at beginning
               of year                           $ 14,481,112       $ 13,346,982

           Depreciation expense                     1,215,149          1,279,766

           Writeoff resulting from
               sales and exchange                  (2,349,279)
                                                 ------------       ------------

           Balance at end of year                $ 13,346,982       $ 14,626,748
                                                 ============       ============

                                EXHIBIT INDEX
                                -------------

Exhibit                                                                         Method of
  No.            Description                                                     Filing
-------          -----------                                                    ---------
    3.1    Amended and Restated Limited Liability Company             Exhibit 3.1 to Registration
           Agreement of Carey Diversified LLC.                        Statement on Form S-4
                                                                      (No. 333-37901)

    3.2    Bylaws of Carey Diversified LLC.                           Exhibit 3.2 to Registration
                                                                      Statement on Form S-4
                                                                      (No. 333-37901)

    4.1    Form of Listed Share Stock Certificate.                    Exhibit 4.1 to Registration
                                                                      Statement on Form S-4
                                                                      (No. 333-37901)

   10.1    Management Agreement Between Carey Management LLC          Exhibit 10.1 to Registration
           and the Company.                                           Statement on Form S-4
                                                                      (No. 333-37901)

   10.2    Non-Employee Directors' Incentive Plan.                    Exhibit 10.2 to Registration
                                                                      Statement on Form S-4
                                                                      (No. 333-37901)

   10.3    1997 Share Incentive Plan.                                 Exhibit 10.3 to Registration
                                                                      Statement on Form S-4
                                                                      (No. 333-37901)

   10.4    Investment Banking Engagement Letter between               Exhibit 10.4 to Registration
           W. P. Carey & Co. and the Company.                         Statement on Form S-4
                                                                      (No. 333-37901)

   10.5    Non-Statutory Listed Share Option Agreement.               Exhibit 10.5 to Registration
                                                                      Statement on Form S-4
                                                                      (No. 333-37901)

   21.1    List of Registrant Subsidiaries                            Filed herewith

   23.1    Consent of Independent Accountants                         Filed herewith

   99.13   Amended and Restated Agreement of Limited Partnership      Exhibit 99.13 to Registration
           of CPA(R):1.                                               Statement on Form S-4
                                                                      (No. 333-37901)

   99.14   Amended and Restated Agreement of Limited Partnership      Exhibit 99.14 to Registration
           of CPA(R):2.                                               Statement on Form S-4
                                                                      (No. 333-37901)

   99.15   Amended and Restated Agreement of Limited Partnership      Exhibit 99.15 to Registration
           of CPA(R):3.                                               Statement on Form S-4
                                                                      (No. 333-37901)

Exhibit                                                                         Method of
  No.            Description                                                     Filing
-------          -----------                                                    ---------
   99.16   Amended and Restated Agreement of Limited Partnership      Exhibit 99.16 to Registration
           of CPA(R):4.                                               Statement on Form S-4
                                                                      (No. 333-37901)

   99.17   Amended and Restated Agreement of Limited Partnership      Exhibit 99.17 to Registration
           of CPA(R):5.                                               Statement on Form S-4
                                                                      (No. 333-37901)

   99.18   Amended and Restated Agreement of Limited Partnership      Exhibit 99.18 to Registration
           of CPA(R):6.                                               Statement on Form S-4
                                                                      (No. 333-37901)

   99.19   Amended and Restated Agreement of Limited Partnership      Exhibit 99.19 to Registration
           of CPA(R):7.                                               Statement on Form S-4
                                                                      (No. 333-37901)

   99.20   Amended and Restated Agreement of Limited Partnership      Exhibit 99.20 to Registration
           of CPA(R):8.                                               Statement on Form S-4
                                                                      (No. 333-37901)

   99.21   Amended and Restated Agreement of Limited Partnership      Exhibit 99.21 to Registration
           of CPA(R):9.                                               Statement on Form S-4
                                                                      (No. 333-37901)

   99.22   Listed Share Purchase Warrant.                             Exhibit 99.22 to Registration
                                                                      Statement on Form S-4
                                                                      (No. 333-37901)