Form 10-Q
period 1998-03-31
CAREY DIVERSIFIED LLC
filed 1998-05-20
CIK 1025378

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31, 1998
                               -------------------------------------------------

                                       or

|_| TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission file number                      001-13779
                      ----------------------------------------------------------

                              CAREY DIVERSIFIED LLC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                       13-3912578
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                  10020
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

                                 (212) 492-1100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                                                  |_| Yes |_| No

      25,000,287 Listed Shares; no par value outstanding as of May 18, 1998

                              CAREY DIVERSIFIED LLC

                                      INDEX

                                                                        Page No.

PART I

Item 1. - Financial Information*

         Condensed Consolidated/Combined Balance Sheets,
         as of March 31, 1998 and December 31, 1997                           2

         Condensed Consolidated/Combined Statements of Income for the
         three months ended March 31, 1998 and 1997                           3

         Condensed Consolidated Statement of Members' Equity for the
         three months ended March 31, 1998 and 1997                           4

         Condensed Consolidated/Combined Statements of Cash Flows for the
         three months ended March 31, 1998 and 1997                           5

         Notes to Condensed Consolidated Financial Statement               6-11

Item 2. - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              12-15

PART II - Other Information

Item 6. - Exhibits and Reports on Form 8-K                                   16

Signatures                                                                   17

*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                              CAREY DIVERSIFIED LLC

                                     PART I
                         Item 1. - FINANCIAL INFORMATION

                 CONDENSED CONSOLIDATED/ COMBINED BALANCE SHEETS
                                 (in thousands)

                                                                  The Company    The Predecessor
                                                                 Consolidated        Combined
                                                                   March 31,       December 31,
                                                                     1998              1997
                                                                 ------------    ---------------
                                                                  (Unaudited)         (Note)
       ASSETS:
Real estate leased to others under the
    operating method, net of accumulated depreciation of $1,752
    and $93,591 at March 31, 1998 and December 31, 1997           $ 329,918         $ 217,165
Net investment in direct financing leases                           302,027           216,761
Operating real estate, net of accumulated depreciation of $80
    and $14,267 at March 31, 1998 and December 31, 1997               6,804            23,333
Real estate leased to others under construction                       8,086
Cash and cash equivalents                                            13,692            18,586
Assets held for sale                                                 19,544            14,382
Equity investments                                                   30,234            13,415
Other assets, net of accumulated amortization of $18 and
    $2,109 reserve for uncollected rent of $1,082 and
    $1,103 at March 31, 1998 and December 31, 1997                   15,015            19,778
                                                                  ---------         ---------
           Total assets                                           $ 725,320         $ 523,420
                                                                  =========         =========
       LIABILITIES:

Mortgage notes payable                                            $ 147,626         $ 182,718
Notes payable                                                        55,000            24,709
Note payable to affiliate                                               200               200
Accrued interest payable                                                931             1,798
Accounts payable to affiliates                                        3,376             8,792
Dividend payable                                                     10,015
Other liabilities                                                     7,452            10,565
                                                                  ---------         ---------
           Total liabilities                                        224,600           228,782
                                                                  ---------         ---------
Minority interest                                                    (6,278)           (6,250)
                                                                  ---------         ---------
Redeemable subsidiary partnership unit minority interest              8,455
                                                                  ---------
Commitments and contingencies

       MEMBERS' EQUITY/PARTNERS' CAPITAL:

Partners' Capital                                                                     300,888
                                                                                    ---------
Listed Shares, no par value;
  24,279 shares issued and outstanding                              498,684
Distributions in excess of accumulated earnings                        (301)
Unrealized appreciation, marketable securities                          160
                                                                  ---------
                                                                   498,543
                                                                  ---------
           Total liabilities and
               members' equity/partners' capital                  $ 725,320         $ 523,420
                                                                  =========         =========

The accompanying notes are an integral part of the condensed consolidated/combined financial statements.

Note: The combined balance sheet at December 31, 1997 has been derived from the audited financial statement at that date.

                              CAREY DIVERSIFIED LLC
        CONDENSED CONSOLIDATED/ COMBINED STATEMENTS OF INCOME (UNAUDITED)

                    (in thousands, except per share amounts)

                                                              Three Months Ended
                                                              ------------------
                                                        The Company    The Predecessor
                                                       Consolidated        Combined
                                                         March 31,         March 31,
                                                            1998             1997
                                                       ------------    ---------------
Revenues:
    Rental income from operating leases                 $   10,520        $  11,671
    Interest from direct financing leases                    8,921            8,204
    Other interest income                                      236              321
    Other income                                                57              774
    Revenue of hotel operations                              1,967            3,480
                                                        ----------        ---------
                                                            21,701           24,450
                                                        ----------        ---------

Expenses:
    Interest                                                 4,692            5,149
    Depreciation and amortization                            1,845            2,735
    General and administrative                               1,621            1,166
    Property expenses                                        1,259              639
    Operating expenses of hotel operations                   1,627            2,654
                                                        ----------        ---------
                                                            11,044           12,343
                                                        ----------        ---------

          Income before minority interest,
           income from equity investments
           and extraordinary item                           10,657           12,107

Minority interest in income                                   (931)            (787)
                                                        ----------        ---------

          Income before income from equity
           investments and extraordinary item                9,726           11,320

Income from equity investments                                 557              466
                                                        ----------        ---------

          Income before extraordinary item                  10,283           11,786

Extraordinary loss on extinguishment of
    debt, net of minority interest of $75                     (569)
                                                        ----------        ---------

          Net income                                    $    9,714        $  11,786
                                                        ==========        =========

Basic and diluted earnings per Listed Share:
        Earnings before extraordinary item              $     0.43
        Extraordinary item                              $    (0.03)
                                                        $     0.40

Weighted average Listed Shares outstanding:
    Basic                                               23,994,926
                                                        ==========
    Diluted                                             24,003,074
                                                        ==========

The accompanying notes are an integral part of the condensed consolidated/combined financial statements.

                              CAREY DIVERSIFIED LLC
                      CONDENSED CONSOLIDATED STATEMENTS OF
                  MEMBERS' EQUITY/PARTNERS' CAPITAL (UNAUDITED)

                                 (in thousands)

                                                          Three Months Ended
                                                          ------------------
                                                    The Company    The Predecessor
                                                   Consolidated        Combined
                                                     March 31,         March 31,
                                                        1998             1997
                                                   ------------    ---------------
Balance, beginning of period                        $ 492,341        $ 304,045

Issuance of Listed Shares                               6,343

Dividends/distributions declared                      (10,015)          (9,068)

Comprehensive income:
    Net income                                          9,714           11,786
    Unrealized appreciation (depreciation),
        marketable securities                             160              (16)
                                                    ---------        ---------
           Comprehensive income                         9,874           11,770
                                                    ---------        ---------

Balance, end of period                              $ 498,543        $ 306,747
                                                    =========        =========

The accompanying notes are an integral part of the condensed consolidated/combined financial statements.

                              CAREY DIVERSIFIED LLC

            CONDENSED CONSOLIDATED/ COMBINED STATEMENTS of CASH FLOWS
                                  (UNAUDITED)

                                 (in thousands)

                                                                        Three Months Ended
                                                                        ------------------
                                                                  The Company    The Predecessor
                                                                 Consolidated        Combined
                                                                   March 31,         March 31,
                                                                      1998             1997
                                                                 ------------    ---------------
Cash flows from operating activities:
    Net income                                                    $   9,714        $  11,786
    Adjustments to reconcile net income
        to net cash provided by operating activities:
        Depreciation and amortization                                 1,845            2,735
        Amortization of deferred income and gains                      (240)             (87)
        Extraordinary loss, net of minority interest                    569
        Minority interest in income                                     931              787
        Straight-line rent adjustments and other noncash
           rent adjustments                                            (907)            (511)
        Compensation costs paid by issuance of shares                   150
        Payment of deferred leasing fees                             (1,509)
        Provision for uncollected rents                                 165
        Net change in operating assets and liabilities               (1,914)          (2,101)
                                                                  ---------        ---------
           Net cash provided by operating activities                  8,804           12,609
                                                                  ---------        ---------

Cash flows from investing activities:
    Capital expenditures                                             (8,155)          (1,308)
    Distributions received from equity investments in
        excess of equity income                                          61              166
                                                                  ---------        ---------
           Net cash used in investing activities                     (8,094)          (1,142)
                                                                  ---------        ---------

Cash flows from financing activities:
    Proceeds from sale of Listed Shares                               5,410
    Payment of accrued preferred distributions to former
        general partners                                             (3,676)
    Distributions to general partners                                  (596)            (581)
    Distributions to limited partners                                                 (9,068)
    Payments of mortgage principal                                   (1,903)          (4,381)
    Proceeds from note payable                                       55,000
    Prepayments of mortgages and notes payable                      (57,898)
    Deferred financing costs                                         (1,297)
    Prepayment charges paid on extinguishment of debt                  (644)
                                                                  ---------        ---------
           Net cash used in financing activities                     (5,604)         (14,030)
                                                                  ---------        ---------
           Net decrease in cash and cash equivalents                 (4,894)          (2,563)

Cash and cash equivalents, beginning of period                       18,586           28,553
                                                                  ---------        ---------
           Cash and cash equivalents, end of period               $  13,692        $  25,990
                                                                  =========        =========
Supplemental disclosure of cash flows information:

               Interest paid (including capitalized interest)     $   5,560        $   4,884
                                                                  =========        =========

      In connection with a lease, effective during the three-month period ended March 31, 1998 for the Company's hotel property in Livonia, Michigan, $16,503 of operating real estate was reclassified to real estate accounted for under the operating method.

Noncash financing activities:

      During the three-month period ended March 31, 1998, the Company issued restricted Listed Shares of $933 to certain directors, officers and affiliates in consideration of fees.

The accompanying notes are an integral part of the condensed consolidated/combined financial statements.

                              CAREY DIVERSIFIED LLC

         NOTES TO CONDENSED CONSOLIDATED/ COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                (dollars in thousands, except per share amounts)

Note 1. Organization and Basis of Consolidation:

The condensed consolidated/combined financial statements consist of Carey Diversified LLC and its wholly-owned subsidiaries ("Carey Diversified") and nine Corporate Property Associates ("CPA(R)") real estate limited partnerships (individually, a "Partnership") and their wholly-owned subsidiaries (collectively, the "Company"). The majority ownership interests in the predecessor CPA(R) Partnerships were transferred to Carey Diversified, effective January 1, 1998, pursuant to a Consolidation transaction in which the majority of limited partnership unitholders in each Partnership exchanged their partnership interests for Listed Shares in Carey Diversified.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant interentity balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Combined financial statements of the nine CPA Partnerships and the Company have been presented as a predecessor company. Because of the application of purchase accounting to the Consolidation of Carey Diversified and the CPA(R) Partnerships and the organization of the Company as an infinite-life entity with the ability to reinvest sales proceeds in new investments, the results of the Company and the predecessor are not comparable. The former general partners' interest in the CPA(R) Partnerships is classified under minority interest because such interest in the CPA(R) Partnerships is held subsequent to January 1, 1998 by two special limited partners, William P. Carey, formerly the Individual General Partner of the nine CPA(R) Partnerships and Carey Management LLC ("Carey Management"), successor to the interests to the former corporate general partners. Additionally, interests of the limited partners of the CPA Partnerships that did not elect to receive Listed Shares and have retained a direct interest in a Partnership as a subsidiary partnership unitholder are classified under minority interest. The Company is scheduled to redeem all subsidiary partnership units in July 1998 based on an independent appraisal of the Partnerships as of May 31, 1998. Effective January 1, 1998, the exchange of CPA(R) Partnership Limited Partner interests for interests in Carey Diversified ("Listed Shares") was accounted for as a purchase and recorded at the fair value of the Listed Shares exchanged. The excess of fair value over the related historical cost basis of $191,453 was allocated principally to real estate under operating leases, net investment in direct financing leases and equity investments. The exchange of the former general partners' interests for Listed Shares was accounted for on the historical basis of accounting. The predecessor entity has been presented on the historical basis of accounting.

Certain 1997 amounts have been reclassified to conform to the 1998 financial statement presentation.

Note 2. Dividends

On January 26, 1998, the Company declared a dividend of .4125 per Listed Share for the quarter ended March 31, 1998, payable in April 1998 to shareholders of record as of March 31, 1998.

On April 8, 1998, the Company declared a dividend of .4125 per Listed Share for the quarter ended June 30, 1998, payable in July 1998 to shareholders of record as of June 30, 1998.

Note 3. Earnings Per Listed Share:

Basic and diluted earnings per Listed Share for the three months ended March 31, 1998 were calculated as follows:

                              CAREY DIVERSIFIED LLC

         NOTES to CONDENSED CONSOLIDATED/ COMBINED FINANCIAL STATEMENTS,
                                   Continued

                                                                             Weighted      Per
                                                              Income         Average      Listed
                                                            Available to  Listed Shares   Share
                                                             To Members    Outstanding    Amount
                                                             ----------    -----------    ------
Basic earnings per Listed Shares before
   extraordinary items                                       $ 10,283        23,995   $      .43
Basic earnings per Listed Shares - extraordinary items           (569)                      (.03)
                                                             --------    ----------   ----------
                                                             $  9,714        23,995   $      .40
                                                             ========    ==========   ==========

Effect of dilutive securities -  options for Listed Shares                        8
Diluted earnings per Listed Share before
   extraordinary items                                       $ 10,283        24,003   $      .43
Diluted earnings per Listed Share - extraordinary items          (569)                      (.03)
                                                             --------    ----------   ----------
                                                             $  9,714        24,003   $      .40
                                                             ========    ==========   ==========

Note 4. Transactions with Related Parties:

Until December 31, 1997, the Agreements of Limited Partnership (the "Agreements") of each of the Partnerships provided that the General Partners were allocated between 1% and 10%, for the applicable Partnership, of the profits and losses as well as Distributable Cash From Operations, as defined, and the Limited Partners were allocated between 90% and 99%, for the applicable Partnership, of the profits and losses as well as Distributable Cash From Operations. Effective January 1, 1998, as a result of the merger of the Partnerships into subsidiary partnerships of the Company, the Company is the sole general partner of the nine Partnerships. The Company and holders of Subsidiary Partnership Units are allocated between 90% and 99% of the profits and losses and distributable cash of the applicable Partnership, and two special limited partners, Carey Management and William P. Carey assumed the interests of the former general partners and are allocated between 1% and 10% of the profits and losses and distributable cash of the applicable Partnership. The partners are also entitled to receive an allocation of gains and losses from the sale of properties. The Company's management fee, payable to Carey Management, is reduced on a dollar-for-dollar basis for distributions paid to the special limited partners.

In connection with the merger of the CPA(R) Partnerships with Carey Diversified and the listing of Listed Shares of Carey Diversified on the New York Stock Exchange, the former Corporate General Partners of eight of the nine CPA(R) Partnerships satisfied provisions for receiving a subordinated preferred return from the Partnerships totaling $4,422 based upon the cumulative proceeds from the sale of the assets of each Partnership from inception through the date of the Consolidation. Payment of this preferred return, paid in January and April 1998, was based on achieving a specified cumulative return to limited partners. For a Partnership that has not yet achieved the specified cumulative return, its subordinated preferred return of $1,423 is included as payable to affiliates as of March 31, 1998. To satisfy the conditions for receiving this remaining preferred return, the Listed Shares of Carey Diversified must achieve a closing price equal to or in excess of $23.11 for five consecutive trading days. The General Partner believes that it is probable, as defined by Statement of Financial Accounting Standards No. 5, that the conditions for this Partnership paying the preferred return will be achieved. The Exchange Values of the Listed Shares of Carey Diversified was included in calculating the cumulative return for each of the CPA(R) Partnerships.

Under the Agreements, certain affiliates were entitled to receive property management or leasing fees and reimbursement of certain expenses incurred in connection with the Company's operations. General and administrative reimbursements consist primarily of the actual cost of personnel needed in providing administrative services necessary to the operation of the Company. Effective January 1, 1998, the fees and reimbursements are payable to Carey Management. Property management and leasing fees were $269 and $254 for the three months ended March 31, 1998 and March 31, 1997, respectively. General and administrative reimbursements were $352 and $341 for the three months ended March 31, 1998 and March 31,

                              CAREY DIVERSIFIED LLC

         NOTES TO CONDENSED CONSOLIDATED/ COMBINED FINANCIAL STATEMENTS
                                  (CONTINUED)

1997, respectively. Management and performance fees are payable, each at an annual rate of one-half of 1% of the total market capitalization of the Company. The performance fee is payable in the form of restricted Listed Shares issued by the Company and vests over a five-year period. For the three-month period ended March 31, 1998, the Company's management fee was offset in its entirety by distributions paid to special limited partners and property management and leasing fees paid by the Partnerships.

The Company is a participant in an agreement with W.P. Carey and certain affiliates for the purpose of leasing office space used for the administration of the Company, other affiliated real estate entities and W.P. Carey and for sharing the associated costs. Pursuant to the terms of the agreement, the Company's share of rental, occupancy and leasehold improvement costs is based on adjusted gross revenues, as defined. Expenses incurred were $213 and $133 for the three months ended March 31, 1997 and 1998, respectively.

Note 5. Operating Revenues:

The Company's operations consist primarily of the investment in and the leasing of industrial and commercial real estate and operating hotels.

For the three months ended March 31, 1998 and 1997, the Company and its predecessor earned their net leasing revenues (i.e., rental income and interest income from direct financing leases) from over 75 lessees. A summary of net leasing revenues including all current lease obligors with more than $1,000 in annual revenues is as follows:

                                           1998         %      1997          %
                                           ----        ---     ----         ---

Hughes Markets, Inc.                   $ 1,446          7%   $ 1,446         7%
Dr Pepper Bottling Company of Texas      1,000          5      1,000         5
Gibson Greetings, Inc.                     960          5        858         4
Detroit Diesel Corporation                 915          5        911         5
Sybron International Corporation           828          4        828         4
Quebecor Printing, Inc.                    657          3        651         3
Pre Finish Metals Incorporated             609          3        604         3
Furon Company                              604          3        604         3
AutoZone, Inc.                             560          3        560         3
Thermadyne Holdings Corporation            559          3        559         3
The Gap, Inc.                              545          3        538         3
Orbital Sciences Corporation               538          3        538         3
Livho, Inc.                                538          3
Simplicity Manufacturing, Inc.             499          2        499         2
AP Parts International, Inc.               459          2        459         2
NVR, Inc.                                  447          2        454         2
Lockheed Martin Corporation                401          2        260         1
CSS Industries, Inc./Cleo, Inc.            394          2        456         2
Peerless Chain Company                     366          2        427         2
Red Bank Distribution, Inc.                350          2        350         2
Brodart, Co.                               336          2        327         2
Unisource Worldwide, Inc.                  319          2        412         2
High Voltage Engineering Corporation       294          1        296         2
Duff-Norton Company, Inc.                  291          1        256         1
KSG, Inc.                                  283          1        204         1
United States Postal Service               272          1        181         1
Other                                    4,971         28      6,197        32
                                       -------    -------    -------   -------
                                       $19,441        100%   $19,875       100%
                                       =======    =======    =======   =======

                              CAREY DIVERSIFIED LLC

         NOTES TO CONDENSED CONSOLIDATED/ COMBINED FINANCIAL STATEMENTS
                                  (CONTINUED)

The Company currently owns two hotel properties located in Alpena and Petoskey, Michigan that it operates as Holiday Inns. As more fully described in Note 9, effective February 1, 1998, a hotel in Livonia, Michigan that had been directly operated by the Company as a Holiday Inn was net leased to an affiliate. For the three-month period ended March 31, 1998, the hotels' operating revenues represented 9% of total revenues. With the transfer of the hotel operations of the Livonia hotel to a lessee, hotel operating revenues are expected to decrease as a percentage of overall revenues.

Note 6. Equity Investments:

The Company owns equity interests in the operating partnership of American General Hospitality Corporation ("AGH"), a publicly-traded real estate investment trust, and two real estate limited partnerships. The Company is the sole limited partner in the two real estate limited partnerships, the general partner interests which are owned by Corporate Property Associates 10 Incorporated ("CPA(R):10"), an affiliate. The share of income from the investment in the operating partnership of AGH was $400 and $317 and distributions received were $394 and $374 for the three months ended March 31, 1998 and March 31, 1997, respectively. The Company's share of income from the two real estate limited partnerships was $157 and $149 and distributions received from such investments were $225 and $199 for the three months ended March 31, 1998 and March 31, 1997, respectively.

The Company has the right to convert its 920,672 limited partnership units in the operating partnership of AGH on a one-for-one basis to shares of common stock in AGH at any time. Because such shares are registered, shares of AGH converted from units would be freely transferable. As of March 31, 1998, the quoted market value of AGH common stock was $251/16 per share resulting in an underlying fair value of the Company's equity investment of approximately $23,074. AGH's audited financial statements for the year ended December 31, 1997 reported total assets of $585,088, shareholders' equity of $443,250, total revenues of $61,912 and net income of $23,485.

Note 7. Purchases of Real Estate:

A. On February 18, 1998, the Company and an unaffiliated limited liability company, AWHQ LLC, acquired land in Tempe, Arizona as tenants-in-common with 80% and 20% interests, respectively. A nine-story 225,000 square foot office building with an attached parking garage is to be constructed on the land pursuant to construction agency and net lease agreements with America West Holdings Corporation ("America West"). Total acquisition and project costs are estimated to be $37,000. America West has the obligation for any costs in excess of such amount necessary to complete the project.

      During the construction period, America West will pay monthly rent based on the weighted average amount advanced for project costs. The lease provides for an initial term of 15 years, commencing May 1, 1999, with two five-year renewal terms. Annual rent will initially be equal to total project costs multiplied by 9.2%. Rent increases are scheduled May 2003 and every five-years thereafter, on a formula indexed to increases in the Consumer Price Index ("CPI"), with each increase capped at 11.77%.

      The lease provides America West with options to purchase its leased property at the end of the tenth lease year of the initial term and the end of the initial term at an option price equal to the greater of fair value as affected and encumbered by the lease or the Company's and AWHQ LLC's project costs for the property.

B. On March 17, 1998, the Company acquired approximately 46 acres of land in Collierville, Tennessee upon which four office buildings totaling up to 400,000 square feet are being constructed. At the end of the construction period, the buildings will be occupied by Federal Express Corporation ("Federal Express") pursuant to a master net lease.

                              CAREY DIVERSIFIED LLC

         NOTES TO CONDENSED CONSOLIDATED/ COMBINED FINANCIAL STATEMENTS
                                  (CONTINUED)

      In connection with the acquisition of the land, the Group entered into a lease agreement with FEEC II, L.P. ("FEEC") which in turn is the sublessor to Federal Express. The lease between the Company and FEEC provides for a development period term ending on the earlier of the completion of the project or November 30, 1999 followed by a twenty-year initial term.

      The FEEC lease grants the Company an exclusive option to acquire FEEC's leasehold estate in the Federal Express net lease, as lessor, with such option exercisable at any time after the end of the development period. The option price will be based on a formula indexed to Federal Express' annual rent under its lease with FEEC less all amounts previously advanced by the Company to FEEC for project costs. The Company expects that the total cost will not exceed $77,000. The Company intends to exercise its option at the earliest practicable date, and at such time will assume the Federal Express lease.

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

Note 8. Line of Credit Agreement and Extraordinary Charge on Extinguishment of
        Debt:

On March 26, 1998, the Company obtained a line of credit of $150,000 pursuant to a revolving credit agreement with The Chase Manhattan Bank. The revolving credit agreement has a term of three years.

Advances from the line of credit must be for at least $3,000 and in multiples of $500 for any single advance. Advances made will bear interest at an annual rate of either (i) the one, two, three or six-month LIBOR Rate, as defined, plus a spread which ranges from 0.6% to 1.45% depending on leverage or corporate credit rating or (ii) the greater of the bank's Prime Rate and the Federal Funds Effective Rate, plus .50%, plus a spread ranging from 0% to .125% depending upon the Company's leverage. In addition, the Company will pay a fee (a) ranging between 0.15% and 0.20% per annum of the unused portion of the credit facility, depending on the Company's leverage, if no minimum credit rating for the Company is in effect or (b) equal to .15% of the total commitment amount, if the Company has obtained a certain minimum credit rating.

The revolving credit agreement has financial covenants that require the Company to (i) maintain minimum equity value of $400,000 plus 85% of amounts received by the Company as proceeds from the issuance of equity interests and (ii) meet or exceed certain operating and coverage ratios. Such operating and coverage ratios include, but are not limited to, (a) ratios of earnings before interest, taxes, depreciation and amortization to fixed charges for interest and (b) ratios of net operating income, as defined, to interest expense.

On March 26, 1998, the Company used $55,000 from the line of credit and $2,898 of cash to pay off existing debt of $57,898. Four mortgage loans aggregating $33,189, with annual interest rates ranging from 9.1% to 11.85%, collateralized by properties leased to Motorola, Inc., Livho, Inc., Orbital Sciences Corporation ("Orbital") and Dr Pepper Bottling Company of Texas ("Dr Pepper") were paid off. Additionally, three notes payable, with an annual interest rate of LIBOR plus 4.5%, totaling $24,709 were paid off. In connection with the satisfaction of the Dr Pepper and Orbital loans, the Company incurred $644 in prepayment charges, resulting in an extraordinary loss on the extinguishment of debt of $569, net of $75 attributable to minority interests.

                              CAREY DIVERSIFIED LLC

         NOTES TO CONDENSED CONSOLIDATED/ COMBINED FINANCIAL STATEMENTS
                                   (CONTINUED)

Note 9. Hotel Property in Livonia, Michigan:

In January 1998, the Company finalized an agreement to lease the Livonia property to Livho, Inc. ("Livho"), effective February 1, 1998. In connection with the agreement, the Company transferred all of the licenses and franchise agreements of the hotel operation to Livho. The lease has an initial term of 10 years with four five-year renewal options, and initially provides for annual rent of $2,348 increasing to $2,923 in 1999 with stated increases every year thereafter. The lease includes net lease provisions requiring Livho to pay the costs of insurance, real estate taxes and repairs and maintenance. The Company will retain the obligation to fund capital improvements. The security holder of the common stock of Livho is an affiliate. If the Company continued to operate the hotel directly, there would have been adverse tax consequences for those holders of Listed Shares who had exchanged their limited partnership units for interests in Carey Diversified.

Note 10. Subsequent Events:

A. On April 1, 1998 Simplicity Manufacturing, Inc. purchased its leased property in Port Washington, Wisconsin for $9,684 pursuant to a purchase option exercised in 1997. After paying-off the limited recourse mortgage loan on the property, the Company realized cash proceeds of approximately $5,268. As the carrying value of the property was $9,684, no gain or loss was recognized on the sale. Solely as a result of the sale, annual cash flow (rent less mortgage debt service on the property) will decrease by $934.

B. On April 23, 1998, the Company acquired Keystone Capital Company ("Keystone"), a company whose business consists solely of owning and net leasing land and a retail store in Bellevue, Washington leased to Eagle Hardware and Garden, Inc. ("Eagle"), as lessee, in exchange for 721,695 Listed Shares. Based on the quoted value of the Company's shares, the acquisition cost of acquiring Keystone was $15,065.

      The Keystone lease to Eagle has a remaining term of 19 years and currently provides for annual rent of $1,058 with annual increases based on a formula indexed to increases in the Consumer Price Index. In addition, for each lease year, Eagle is required to pay 1.50% of the Bellevue store's gross sales in excess of a stated amount.

      The Company is obligated to issue additional Listed Shares to the former Keystone shareholders, if the lessee's gross sales during any four quarters exceeds certain thresholds at any time during the ten-year period ending April 23, 2008: The Company will issue the sellers an additional 17,504 Listed Shares if gross sales reach $50,000 and up to 50,001 Listed Shares if sales reach $57,500.

C. On April 17, 1998, the Company filed Form S-11/A with the Securities and Exchange Commission to register an additional 4,500,000 Listed Shares. Such Listed Shares may be offered and issued from time to time in connection with acquisition of real estate investments either directly or through the acquisition of entities owning such investments.

                              CAREY DIVERSIFIED LLC

                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS

                        (all dollar amounts in thousands)

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following information should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto as of March 31, 1998 included in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 1997. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by the Company that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.

      Carey Diversified LLC ("Carey Diversified" or the "Company"), which commenced public trading on the New York Stock Exchange on January 21, 1998, was organized to combine and continue the business of the nine Corporate Property Associates real estate limited partnerships. The Company owns and manages a diverse portfolio of real properties, generally leased to corporate tenants pursuant to long-term net leases. The Company intends to expand the existing net lease portfolio and, as appropriate, engage in new lines of business.

      From 1979 through 1990, the CPA(R) Partnerships raised approximately $400 million of equity through public offerings of limited partnership units. Each CPA(R) Partnership was structured so that holders of limited partnership units anticipated a return of their investment over the finite life of the Partnership with a disposition strategy that included the sale of assets and liquidation of the Partnership. Accordingly, each CPA(R) Partnership was structured so that there would be no additional raising of equity after the initial offering, nor, after a defined period, reinvestment of sales proceeds in new properties. This structure restricted the ability of a CPA(R) Partnership to increase its asset base after the investment of offering proceeds was completed. As a Partnership disposed of a property, its asset base and income from continuing operations would decrease. Further, the stated objective of a Partnership was to use its cash flow to pay distributions at an increasing rate rather than for reinvestment. In contrast, the Company is an infinite life entity that has the ability to raise additional capital and acquire additional properties either through public stock or debt offerings or by exchanging shares in the Company for properties. Accordingly, the comparison of historical results of operations for the three-month periods ended March 31, 1998 and 1997 is not comparable because the prior year period ended March 31, 1997 reflects the limitations imposed by the Partnership structure.

      Limited Partners in the CPA(R) Partnerships that elected to receive Listed Shares in the Company in exchange for Limited Partnership Units were issued 23,233,000 Listed Shares on the effective date of the Consolidation, January 1, 1998. The allocation of Listed Shares was based on Total Exchange Value as determined pursuant to an independent valuation. The listing of the Listed Shares on the New York Stock Exchange provides the holders of the Listed Shares with liquidity.

      The CPA(R) Partnerships' portfolio of properties was acquired with funds from the offering of each Partnership and with financing provided by limited recourse mortgage debt. Cash flow from operations was used to pay scheduled principal payment obligations on the mortgage debt and to fund quarterly distributions to partners, generally at an increasing rate each quarter. Net proceeds from the sale of assets and lump sums received in the settlement of bankruptcy and other claims were used, after reviewing the adequacy of cash reserves, to pay off high rate mortgage debt or to fund special distributions to partners.

                              CAREY DIVERSIFIED LLC

      The Company will initially distribute a significant portion of its cash flow to shareholders, but will review from time to time whether a greater return to Shareholders may be realized by reinvesting rather than distributing a greater or smaller proportion of its available excess cash flow. The Company will also have more flexibility in structuring its debt and lowering debt service such as through the use of non-amortizing and unsecured debt, issued in the private or public markets. On March 26, 1998, the Company entered into a three year revolving credit agreement which provides the Company with a line of credit of $150,000. The Company initially expects to use the funds available under the line to fund acquisitions and build-to-suit projects and to pay off higher interest and/or maturing debt. On March 26, 1998, using $55,000 from the line of credit and $2,898 of cash reserves, the Company paid off four mortgage loans with an aggregate balance of $33,189 and three notes payable totaling $24,709. As a result of paying off the loans, annual interest expense is expected to decrease by approximately $2,300. The use of unsecured financing will require the Company to meet financial covenant requirements. Such requirements generally include maintaining defined net worth levels and operating cash flow and interest coverage ratios. The Company intends to obtain a credit rating from one or more major rating institutions.

      For the period ended March 31, 1998, the Company's other significant financing activities included raising additional equity capital of $5,410 pursuant to the Company's dividend reinvestment and stock purchase plan, paying scheduled principal payments of $1,903 on the Company's limited recourse mortgage debt, and paying an accrued preferred distribution of $3,676 to the former general partners of the CPA(R) Partnerships. Such preferred distribution was a one-time event and based upon cumulative proceeds from the sale of the assets of each Partnership (see Note 4 to the financial statements). The Company has a remaining preferred distribution obligation of $2,169, a portion of which is not payable until the Company achieves a specified closing price for its Listed Shares for five consecutive days.

      The Company's investing activities consisted primarily of using $8,086 for the purchase and commencement of construction on two build-to-suit projects, for four buildings in Colliersville, Tennessee leased to Federal Express Corporation and an office building in Tempe, Arizona leased to America West Holdings Corporation. Completion of the construction of the two projects is scheduled for May and November 1999, at which time the Company's share of annual rent, assuming maximum project costs are incurred, will be approximately $9,350. Remaining costs of completion, as of March 31, 1998 are approximately $106,000. In addition, the Company expects to use $4,000 for improvements at the Livonia hotel property in order to meet certain requirements from Holiday Inn in order for the hotel to retain its franchise. On April 17, 1998, the Company filed a registration of 4,500,000 Listed Shares that will permit the Company to acquire properties in tax free exchanges for the sellers by issuing Listed Shares for property acquisitions rather than using cash or debt. Since the filing of the registration, the Company has issued 721,695 Listed Shares for the purchase of property.

      Since December 31, 1997, cash balances decreased by $4,895 primarily as a result of using funds to prepay debt and for capital expenditures. This decrease was partially offset by the proceeds from the issuance of Listed Shares. Cash flow from operations of $8,803 reflected the one-time payoff of $1,509 of accrued leasing fees, which had been voluntarily deferred by the general partners of a CPA(R) Partnership prior to the Consolidation. The cash flow from operations and available cash was sufficient to fund a quarterly distribution of $10,015 paid to holders of Listed Shares in April 1998. As a result of the anticipated reduction in debt service through the use of the line of credit to pay off higher interest rate debt and the acquisition of the Eagle Hardware retail property in Bellevue, Washington, Management believes that operating cash flow will increase.

      Net income for the three-month period ended March 31, 1998 is not comparable to net income for the three-month period ended March 31, 1997. As noted, the Company commenced operations on a consolidated basis as an ongoing and growing business on January 1, 1998, while the prior year's three-month period reflects the results of a combination of static and liquidating Partnership portfolios. Effective January 1, 1998, the Company restated its assets and liabilities in accordance with purchase accounting while the prior year is presented using the historical cost basis of the predecessor Partnerships.

                              CAREY DIVERSIFIED LLC

      In addition, the results of the period ended March 31, 1997 reflect several nonrecurring items. During that period, the Company recognized other income of $768 in connection with a bankruptcy claim and revenues of $700 in excess of market under a lease that ended in June 1997. That lease, which represented 6% of the prior period's lease revenues (rental income and interest income from direct financing leases), had been renegotiated in 1994 to allow the lessee to terminate the lease in 1997 rather than 2003. The rents received during the abbreviated term were intended to provide the Company with a significant portion of the rents that would have been due over the remainder of the original term and the current year's three-month period.

      Lease revenues decreased by $433, primarily as a result of the termination of the lease in June 1997 with Advanced System Applications, Inc. at the Bloomingdale property. This was offset, in part, by $538 of lease revenues in 1998 from the Livonia property, which has been net leased to an affiliate since February 1, 1998. The revenues from the Livonia property are expected to approximate the operating income that the Company earned when it operated the Livonia property itself. As a result of the sale of the Simplicity Manufacturing, Inc. property in April 1998, annual lease revenues will decrease by $1,996 but are expected to increase following redeployment of the proceeds. The Eagle Hardware & Garden, Inc. lease, acquired in April 1998, will provide annual revenues of $1,058. The Eagle Hardware lease also provides for annual rent increases based on increases in the Consumer Price Index as well as the potential for percentage rents at this retail property. Percentage rents are payable when annual gross sales exceed $25,000. On April 30, 1998, the Company's two-year extension term with Hughes Markets, Inc. for a dairy processing plant in Los Angeles, California ended, and a new lease for the property with Copeland Beverage Group, Inc. became effective. The Hughes lease had been renegotiated at the end of the initial lease term in 1996 at rents in excess of market rates. Although annual rentals from Copeland of $1,800 will approximate the rents that were in effect at the end of Hughes' initial term, annual lease revenues from the property will decrease by $3,984. In April 1998, the Company received a final rent payment of $3,500 from Hughes. At the time the extension term was negotiated, Management had anticipated that the funds would be used to retrofit the property for alternative uses and to cover carrying costs during a period of vacancy. As a result of entering into the Copeland lease, no such expenditures are required.

      The decrease in hotel revenues and related operating expenses resulted from the change in status of the Livonia property from a Company operated property to a leased property. For the year ended December 31, 1997, the Livonia hotel represented 62% of the Company's hotel operating revenues and 72% of hotel earnings. Because the three-months ended March 31, 1998 include a month of operations of the Livonia property for the period prior to the commencement of the Livonia lease, hotel earnings are expected to decrease further in future periods.

      Interest expense has continued to decrease as a result of paying off several mortgage loans in 1997, the continuing amortization of the Company's remaining mortgage debt and refinancing a $12,700 limited recourse mortgage loan collateralized by properties leased to Furon Company at a lower rate of interest in June 1997. The Company will continue to seek opportunities to refinance mortgage loans on a limited recourse basis at lower rates of interest. Independently, the Company has obtained a $150,000 line of credit from a syndicate of banks to refinance high interest debt and fund acquisitions on a transitional basis. To date, the Company has used $55,000 of the facility to pay off high interest debt. In connection with paying off two

                              CAREY DIVERSIFIED LLC
mortgage loans, the Company incurred an extraordinary charge on the extinguishment of debt of $569. As a result of paying off this debt and replacing it with a draw on the line of credit, annual interest expense is expected to decrease by $2,300. Management believes that the use of limited recourse mortgage debt will remain an integral part of the Company's financing strategy.

      The increase in general and administrative expense is due, in part, to the Company's transition from a collection of static finite-life entities to a publicly-traded infinite-life entity. In particular, as an infinite-life and growing entity the Company is incurring and will continue to incur business development and acquisition expenditures that had not been necessary or appropriate in the past. The increase in property expenses resulted from recording a provision for potential future uncollected rents, higher accruals for real estate taxes on specific properties, accruals for legal costs in connection with lease disputes and higher overall management and performance fees.

                              CAREY DIVERSIFIED LLC

                                     PART II

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            None

      (b)   Reports on Form 8-K:

                  During the quarter ended March 31, 1998 the Company was not required to file any reports on Form 8-K.

                              CAREY DIVERSIFIED LLC

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CAREY DIVERSIFIED LLC

        05/18/98                  By:   /s/ John J. Park
        --------                        ------------------------------------
           Date                           John J. Park
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)

        05/18/98                  By:   /s/ Claude Fernandez
        --------                        ------------------------------------
           Date                           Claude Fernandez
                                          Executive Vice President and
                                          Chief Administrative Officer
                                          (Principal Accounting Officer)