Form 10-Q
period 1998-06-30
CAREY DIVERSIFIED LLC
filed 1998-08-13
CIK 1025378

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  JUNE 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number                           001-13779

                              CAREY DIVERSIFIED LLC
             (Exact name of registrant as specified in its charter)

             DELAWARE                                   13-3912578
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                  10020
(Address of principal executive offices)                (Zip Code)

                                 (212) 492-1100
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                          if changed since last report)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  /x/ Yes   / / No



                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  / / Yes   / / No

    25,213,936 Listed Shares; no par value outstanding as of August 12, 1998

                              CAREY DIVERSIFIED LLC



                                      INDEX



                                                                        Page No.

 PART I

 Item 1. - Financial Information*

           Condensed Consolidated/Combined Balance Sheets,
           as of June 30, 1998 and December 31, 1997                          2

           Condensed Consolidated/Combined Statements of Income
           for the three and six months ended June 30, 1998 and 1997          3

           Condensed Consolidated/Combined Statements of
           Comprehensive Income for the three months and six months
           ended June 30, 1998 and 1997                                       4

           Condensed Consolidated/Combined Statements of Cash Flows
           for the six months ended June 30, 1998 and 1997                   5-6

           Notes to Condensed Consolidated/Combined Financial Statements    7-13


 Item 2. - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         14-17


 PART II - Other Information

 Item 4. - Submission of Matters to a Vote of Security Holders               18

 Item 6. - Exhibits and Reports on Form 8-K                                  18

 Signatures                                                                  19



*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                              CAREY DIVERSIFIED LLC

                                     PART I
                         Item 1. - FINANCIAL INFORMATION

                 CONDENSED CONSOLIDATED/COMBINED BALANCE SHEETS
                                 (in thousands)

                                                                                The Company                 The Predecessor
                                                                               Consolidated                     Combined
                                                                                  June 30,                    December 31,
                                                                                   1998                           1997
                                                                                (Unaudited)                      (Note)
       ASSETS:
Real estate leased to others under the
    operating method, net of accumulated depreciation of $3,600
    and $93,591 at June 30, 1998 and December 31, 1997                            $380,961                       $217,165
Net investment in direct financing leases                                          302,296                        216,761
Operating real estate, net of accumulated depreciation of $165
    and $14,267 at June 30, 1998 and December 31, 1997                               6,767                         23,333
Real estate under construction leased to others                                     16,497
Cash and cash equivalents                                                           31,750                         18,586
Assets held for sale                                                                 9,860                         14,382
Equity investments                                                                  30,194                         13,415
Other assets, net of accumulated amortization of $126 and
    $2,109 and reserve for uncollected rent of $2,418 and
    $1,103 at June 30, 1998 and December 31, 1997                                   16,186                         19,778
                                                                                  --------                       --------
           Total assets                                                           $794,511                       $523,420
                                                                                  ========                       ========

       LIABILITIES:

Mortgage notes payable                                                            $157,277                       $182,718
Notes payable                                                                       95,072                         24,709
Note payable to affiliate                                                                                             200
Accrued interest payable                                                             1,313                          1,798
Accounts payable to affiliates                                                       5,574                          8,792
Dividend payable                                                                    10,376
Other liabilities                                                                    7,012                         10,565
                                                                                  --------                       --------
           Total liabilities                                                       276,624                        228,782
                                                                                  --------                       --------

Minority interest                                                                   (5,639)                        (6,250)
                                                                                  --------                       --------

Redeemable subsidiary partnership unit minority interest                             8,227
                                                                                  --------

Commitments and contingencies

       MEMBERS' EQUITY/PARTNERS' CAPITAL:

Partners' Capital                                                                                                 300,888

Listed Shares, no par value;
  25,171,429 shares issued and outstanding                                         515,742
Distributions in excess of accumulated earnings                                       (690)
Unrealized appreciation, marketable securities                                         203
Foreign currency translation adjustment                                                 44
                                                                                  --------
                                                                                   515,299
           Total liabilities and
                                                                                  --------                       --------
               members' equity/partners' capital                                  $794,511                       $523,420
                                                                                  ========                       ========

The accompanying notes are an integral part of the condensed consolidated/combined financial statements.

Note: The condensed/combined balance sheet at December 31, 1997 has been derived from the audited financial statement at that date.

                              CAREY DIVERSIFIED LLC
        CONDENSED CONSOLIDATED/COMBINED STATEMENTS OF INCOME (UNAUDITED)

               (in thousands, except per share and share amounts)


                                                            The Company Consolidated                    The Predecessor Combined
                                                         Three Months        Six Months           Three Months            Six Months
                                                             Ended              Ended                Ended                  Ended
                                                           June 30,           June 30,              June 30,               June 30,
                                                             1998               1998                   1997                   1997
Revenues:
    Rental income                                           $10,491            $21,011              $12,004                $23,675
    Interest from direct financing
        leases                                                8,474             17,395                8,074                 16,278
    Other interest income                                       188                424                  247                    568
    Other income                                                204                261                1,629                  2,403
    Revenue of hotel operations                               1,279              3,246                3,553                  7,033
                                                         ----------         ----------              -------                -------
                                                             20,636             42,337               25,507                 49,957
                                                         ----------         ----------              -------                -------
Expenses:
    Interest                                                  4,137              8,829                4,937                 10,086
    Depreciation and amortization                             2,046              3,891                2,727                  5,462
    General and administrative                                1,888              3,509                1,445                  2,611
    Property expenses                                         1,224              2,483                  893                  1,532
    Writedowns to fair value                                                                          3,666                  3,666
    Operating expenses of hotel
        operations                                            1,044              2,671                2,618                  5,272
                                                         ----------         ----------              -------                -------
                                                             10,339             21,383               16,286                 28,629
                                                         ----------         ----------              -------                -------
          Income before minority
           interest, income from
           equity investments, net gain
           and extraordinary item                            10,297             20,954                9,221                 21,328

Minority interest in income                                    (907)            (1,838)                (547)                (1,334)
                                                         ----------         ----------              -------                -------

          Income before income from
           equity investments, net gain
           and extraordinary item                             9,390             19,116                8,674                 19,994

Income from equity investments                                  559              1,116                  562                  1,028
                                                         ----------         ----------              -------                -------

          Income before net gain and
           extraordinary item                                 9,949             20,232                9,236                 21,022

Net gain on sale                                                 90                 90
                                                         ----------         ----------              -------                -------

          Income before extraordinary item                   10,039             20,322                9,236                 21,022

Extraordinary loss on extinguishment of debt,
    net of minority interest of $4 and $79 for
    the three and six-month periods                             (52)              (621)
                                                         ----------         ----------              -------                -------

          Net income                                        $ 9,987            $19,701              $ 9,236                $21,022
                                                         ==========         ==========              =======                =======

Basic and diluted earnings per Listed Share:
        Earnings before extraordinary
           item                                             $  .40             $  .83
        Extraordinary item                                  $                  $( .02)
                                                         ----------         ----------
                                                            $  .40             $  .81
                                                         ==========         ==========

Weighted average Listed Shares
    outstanding:
        Basic                                            24,897,398         24,448,655
                                                         ==========         ==========
        Diluted                                          24,919,685         24,479,996
                                                         ==========         ==========


          The accompanying notes are an integral part of the condensed consolidated/combined financial statements.

                              CAREY DIVERSIFIED LLC
                      CONDENSED CONSOLIDATED STATEMENTS OF
                        COMPREHENSIVE INCOME (UNAUDITED)


                                 (in thousands)


                                                 The Company Consolidated                 The Predecessor Combined
                                                Three Months     Six Months             Three Months       Six Months
                                                    Ended           Ended                  Ended             Ended
                                                  June 30,        June 30,                June 30,          June 30,
                                                    1998            1998                     1997              1997


    Net income                                    $ 9,987         $19,701                $ 9,236           $21,022

    Change in unrealized appreciation
        of marketable securities                       43             203                     11                (5)
    Foreign currency translation
        adjustment                                     44              44
                                                  -------         -------                -------           -------
           Comprehensive income                   $10,074         $19,948                $ 9,247           $21,017
                                                  =======         =======                =======           =======



          The accompanying notes are an integral part of the condensed consolidated/combined financial statements.

                              CAREY DIVERSIFIED LLC

      CONDENSED CONSOLIDATED/COMBINED STATEMENTS of CASH FLOWS (UNAUDITED)

                                 (in thousands)

                                                                                   Six Months Ended
                                                                           ----------------------------------
                                                                            The Company       The Predecessor
                                                                           Consolidated          Combined
                                                                             June 30,            June 30,
                                                                                1998                1997
Cash flows from operating activities:
    Net income                                                                $ 19,701            $ 21,022
    Adjustments to reconcile net income
        to net cash provided by operating activities:
        Depreciation and amortization                                            3,891               5,462
        Amortization of deferred income                                           (479)               (174)
        Extraordinary loss, net of minority interest                               621
        Securities received in lieu of cash                                                         (1,619)
        Minority interest in income                                              1,759               1,334
        Straight-line rent adjustments and other noncash
           rent adjustments                                                     (1,545)               (993)
        Compensation costs paid by issuance of shares                              484
        Payment of deferred management fees                                     (1,509)
        Provision for uncollected rents                                            297
        Writedowns to fair value                                                                     3,666
        Net change in operating assets and liabilities                          (2,265)             (2,266)
                                                                              --------            --------
           Net cash provided by operating activities                            20,955              26,432
                                                                              --------            --------

Cash flows from investing activities:
    Purchase of real estate                                                    (35,172)
    Additional capital expenditures                                               (936)             (1,354)
    Proceeds from sale of property                                               9,684
    Distributions received from equity investments in
        excess of equity income                                                    101                 136
    Purchase of marketable securities                                              (65)
                                                                              --------            --------
           Net cash used in investing activities                               (26,388)             (1,218)
                                                                              --------            --------

Cash flows from financing activities:
    Proceeds from issuance of Listed Shares                                      5,410
    Dividends paid                                                             (10,015)
    Accrued preferred distributions paid to former
        general partners                                                        (3,676)
    Accrued distributions paid to former general partners                         (596)
    Distributions paid to limited partners                                                         (17,336)
    Distributions paid to minority interest                                     (1,117)             (1,162)
    Payments of mortgage principal                                              (3,496)            (20,692)
    Proceeds from notes payable                                                 95,072
    Proceeds from mortgages payable                                              8,343              12,700
    Prepayments of mortgages and notes payable                                 (68,590)
    Deferred financing costs                                                    (1,561)               (178)
    Prepayment charges paid on extinguishment of debt                             (700)
    Other                                                                         (477)                (20)
                                                                              --------            --------
           Net cash provided by (used in) financing activities                  18,597             (26,688)
                                                                              --------            --------

           Net increase (decrease) in cash and
               cash equivalents                                                 13,164              (1,474)

Cash and cash equivalents, beginning of period                                  18,586              28,553
                                                                              --------            --------

           Cash and cash equivalents, end of period                           $ 31,750            $ 27,079
                                                                              ========            ========



                                   (Continued)

                              CAREY DIVERSIFIED LLC

            CONDENSED CONSOLIDATED/COMBINED STATEMENTS of CASH FLOWS
                            (UNAUDITED) - CONTINUED

                                 (in thousands)




                                                                       Six Months Ended
                                                               ----------------------------------
                                                                The Company       The Predecessor
                                                               Consolidated          Combined
                                                                 June 30,            June 30,
                                                                    1998               1997
                                                               ------------       ---------------
Supplemental disclosure of cash flows information:

               Interest paid                                      $  9,314            $ 10,161
                                                                  ========            ========







Noncash operating, investing and financing activities:

         During the six-month period ended June 30, 1998, the Company issued 105,123 restricted Listed Shares valued at $2,197 to certain directors, officers and affiliates in consideration of services rendered.

         In connection with the acquisition of properties in 1998, the Company assumed mortgage obligations of $13,593 and issued 784,169 Listed Shares valued at $16,377.

         During 1998, the Company's hotel property in Livonia, Michigan, was reclassified from operating real estate to real estate accounted for under the operating method. The carrying value of the property at the time of reclassification was $16,503.



          The accompanying notes are an integral part of the condensed consolidated/combined financial statements.

                              CAREY DIVERSIFIED LLC

   NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS (UNAUDITED)

                (dollars in thousands, except per share amounts)


Note 1.  Organization and Basis of Consolidation:

The condensed consolidated/combined financial statements consist of Carey Diversified LLC and its wholly-owned subsidiaries ("Carey Diversified") and nine Corporate Property Associates ("CPA(R)") real estate limited partnerships (each, a "Partnership") and their wholly-owned subsidiaries (collectively, the "Company"). The majority ownership interests in the CPA(R) Partnerships were transferred to Carey Diversified, effective January 1, 1998, pursuant to a Consolidation transaction in which the majority of limited partnership unitholders in each Partnership exchanged their partnership interests for Listed Shares of Carey Diversified.

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

Combined financial statements of the nine CPA(R) Partnerships and the Company for periods prior to January 1, 1998 have been presented as a predecessor company. Because of the application of purchase accounting to the Consolidation of Carey Diversified and the CPA(R) Partnerships and the organization of the Company as an infinite-life entity with the ability to reinvest sales proceeds in new investments, the results of the Company and the predecessor CPA(R) Partnerships are not comparable. The predecessor entity has been presented on the historical basis of accounting. The former general partners' interest in the CPA(R) Partnerships is classified under minority interest because such interest in the CPA(R) Partnerships is held subsequent to January 1, 1998 by two special limited partners: William P. Carey, formerly the Individual General Partner of the nine CPA(R) Partnerships, and Carey Management LLC ("Carey Management"), successor to the interests to the former corporate general partners. Additionally, interests of the limited partners of the CPA(R) Partnerships that did not elect to receive Listed Shares and retained a direct interest in a Partnership as a subsidiary partnership unitholder are classified under minority interest. The Company redeemed all subsidiary partnership units in July 1998. The Company paid the subsidiary partnership unitholders $8,377 to redeem such units with the redemption value based on an independent valuation of each of the CPA(R) Partnerships as of May 31, 1998.

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

Note 2.  Dividends

On January 26, 1998 and April 8, 1998, the Company declared quarterly dividends of .4125 per Listed Share for the quarters ended March 31, 1998 and June 30, 1998, to shareholders of record as of March 31, 1998 and June 30, 1998, respectively. The dividend to shareholders of record as of June 30, 1998 was paid on July 15, 1998.

Note 3.  Earnings Per Listed Share:

Basic and diluted earnings per Listed Share for the three and six months ended June 30, 1998 were calculated as follows:

                              CAREY DIVERSIFIED LLC


         NOTES to CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
                                  (CONTINUED)


                                                                                       Weighted            Per
                                                                     Income            Average          Listed
                                                                  Available to       Listed Shares      Share
                                                                   To Members         Outstanding       Amount
Three months ended June 30, 1998:

Basic earnings per Listed Share before
    extraordinary item                                               $10,039          24,897,398        $ .40
Extraordinary item                                                       (52)
                                                                     -------          ----------        -----
           Basic earnings per Listed Share                           $ 9,987          24,897,398        $ .40
                                                                     =======                            =====

Effect of dilutive securities -  options for Listed Shares                                22,287
Diluted earnings per Listed Share before
    extraordinary item                                               $10,039          24,919,685        $ .40
Extraordinary item                                                       (52)
                                                                     -------          ----------        -----
           Diluted earnings per Listed Share                         $ 9,987          24,919,685        $ .40
                                                                     =======          ==========        =====



Six months ended June 30, 1998:

Basic earnings per Listed Share before
    extraordinary item                                               $20,322          24,448,655        $ .83
Extraordinary item                                                      (621)                            (.02)
                                                                     -------          ----------        -----
           Basic earnings per Listed Share                           $19,701          24,448,655        $ .81
                                                                     =======                            =====

Effect of dilutive securities -  options for Listed Shares                                31,341
Diluted earnings per Listed Share before
    extraordinary item                                               $20,322          24,479,996        $ .83
Extraordinary item                                                      (621)                            (.02)
                                                                     -------          ----------        -----
           Diluted earnings per Listed Share                         $19,701          24,479,996        $ .81
                                                                     =======          ==========        =====



Note 4.  Transactions with Related Parties:

Until December 31, 1997, the Agreements of Limited Partnership (the "Agreements") of each of the Partnerships provided that the General Partners were allocated between 1% and 10% and the Limited Partners were allocated between 90% and 99%, for the applicable Partnership, of the profits and losses as well as Distributable Cash From Operations, as defined. Effective January 1, 1998, as a result of the merger of the Partnerships into subsidiary partnerships of the Company, the Company is the sole general partner of the nine Partnerships. The Company and holders of Subsidiary Partnership Units are allocated between 90% and 99% of the profits and losses and Distributable Cash from Operations of the applicable Partnership, and two special limited partners, Carey Management and William P. Carey assumed the interests of the former general partners and are allocated between 1% and 10% of the profits and losses and distributable cash of the applicable Partnership. The Company's management fee, payable to Carey Management, is reduced on a dollar-for-dollar basis for distributions paid to the special limited partners.

                              CAREY DIVERSIFIED LLC

In connection with the merger of the CPA(R) Partnerships with Carey Diversified and the listing of Listed Shares of Carey Diversified on the New York Stock Exchange, the former Corporate General Partners of eight CPA(R) Partnerships satisfied provisions for receiving a subordinated preferred return from the Partnerships totaling $4,422 based upon the cumulative proceeds from the sale of the assets of each Partnership from inception through the date of the Consolidation. Payment of this preferred return, paid in 1998, was based on achieving a specified cumulative return to limited partners. The value of the Listed Shares of Carey Diversified received by the limited partners in exchange for their Limited Partnership Units was included in calculating the cumulative return from each of the CPA(R) Partnerships. For the Partnership that has not yet achieved the specified cumulative return, its subordinated preferred return of $1,423 is included as payable to affiliates as of June 30, 1998. To satisfy the conditions for receiving this remaining preferred return, the Listed Shares of Carey Diversified must achieve a closing price equal to or in excess of $23.11 for five consecutive trading days.

Under the Agreements, certain affiliates were entitled to receive property management fees and reimbursement of certain expenses incurred in connection with the Company's operations. General and administrative reimbursements consist primarily of the cost of personnel needed in providing services to the Company. Effective January 1, 1998, the fees and reimbursements are payable to Carey Management. Property management fees were $262 and $531 for the three months and six months ended June 30, 1998, respectively. General and administrative reimbursements were $375 and $727 for the three months and six months ended June 30, 1998, respectively. Management and performance fees are payable, each at an annual rate of one-half of one percent of the total market capitalization of the Company. The performance fee is payable in the form of restricted Listed Shares issued by the Company and vests ratably over a five-year period. Performance fees were $185 and $369 for the three months and six months ended June 30, 1998, respectively. For the six-month period ended June 30, 1998, the Company's management fee was offset in its entirety by distributions paid to special limited partners and property management fees paid by the Partnerships. Property management fees were $274 and $528 for the three and six months ended June 30, 1997, respectively. General and administrative reimbursements were $336 and $677 for the three months and six months ended June 30, 1997, respectively.

The Company is a participant in an agreement with W.P. Carey and certain affiliates for the purpose of leasing office space used for the administration of the Company, other affiliated real estate entities and W.P. Carey and for sharing the associated costs. Pursuant to the terms of the agreement, the Company's share of rental, occupancy and leasehold improvement costs is based on adjusted gross revenues, as defined. Expenses incurred were $213 and $331 for the six months ended June 30, 1998 and 1997, respectively.



Note 5.  Operating Revenues:

The Company's operations consist primarily of the investment in and the leasing of industrial and commercial real estate and operating hotels.

For the six months ended June 30, 1998 and 1997, the Company and its predecessor earned their net leasing revenues (i.e., rental income and interest income from direct financing leases) from over 75 lessees. A summary of net leasing revenues including all current lease obligors with more than $1,000 in annual revenues is as follows:

                              CAREY DIVERSIFIED LLC

                                                                    1998        %                 1997         %
                                                                   -------    ----               -------     ----
Dr Pepper Bottling Company of Texas                                $ 1,999      5%               $ 1,999      5%
Hughes Markets, Inc.                                                 1,935      5                  2,892      8
Gibson Greetings, Inc.                                               1,926      5                  1,721      5
Detroit Diesel Corporation                                           1,829      5                  1,823      5
Sybron International Corporation                                     1,656      4                  1,656      4
Livho, Inc.                                                          1,344      4
Quebecor Printing, Inc.                                              1,285      3                  1,309      3
Pre Finish Metals Incorporated                                       1,219      3                  1,208      3
Furon Company                                                        1,208      3                  1,208      3
AutoZone, Inc.                                                       1,163      3                  1,215      3
Thermadyne Holdings Corporation.                                     1,117      3                  1,117      3
The Gap, Inc.                                                        1,094      3                  1,077      3
Orbital Sciences Corporation                                         1,077      3                  1,077      3
AP Parts International, Inc.                                           918      2                    918      2
NVR, Inc.                                                              895      2                    908      2
Unisource Worldwide, Inc.                                              848      2                    827      2
Lockheed Martin Corporation                                            802      2                    608      2
CSS Industries, Inc./Cleo, Inc.                                        789      2                    915      2
Peerless Chain Company                                                 732      2                    854      2
Red Bank Distribution, Inc.                                            700      2                    700      2
Brodart, Co.                                                           672      2                    655      2
High Voltage Engineering Corporation                                   587      2                    587      1
Duff-Norton Company, Inc.                                              582      2                    510      1
KSG, Inc.                                                              566      2                    487      1
United States Postal Service                                           545      1                    361      1
Simplicity Manufacturing, Inc.                                         499      1                    998      2
Other                                                               10,419     27                 12,323     30
                                                                   -------    ----               -------    ----
                                                                   $38,406    100%               $39,953    100%
                                                                   =======    ====               =======    ====



The Company currently owns two hotel properties located in Alpena and Petoskey, Michigan that it operates as Holiday Inns. A hotel in Livonia, Michigan was operated by the Company through January 1998.



Note 6.  Equity Investments:

The Company owns equity interests in the operating partnership of MeriStar Hospitality Corporation ("MeriStar"), a publicly-traded real estate investment trust, and two real estate limited partnerships. The MeriStar operating partnership units were received in August 1998 in connection with the merger of American General Hospitality Corporation ("AGH") and CapStar Hotel Co. As a result of the August 1998 merger, units of AGH, acquired in 1996, were exchanged for units of the operating partnership of MeriStar. The Company is also the sole limited partner in the two real estate limited partnerships, the general partner share interests of which are owned by Corporate Property Associates 10 Incorporated ("CPA(R):10"), an affiliate. The share of

                              CAREY DIVERSIFIED LLC
income from the investment in the operating partnership of AGH was $800 and $731 and distributions received were $787 and $767 for the six months ended June 30, 1998 and June 30, 1997. The Company's share of income from the two real estate limited partnerships was $316 and $297 and distributions received from such investments were $430 and $397 for the six months ended June 30, 1998 and June 30, 1997, respectively.

The Company has the right to convert its 780,269 limited partnership units in the operating partnership of MeriStar on a one-for-one basis to shares of common stock in MeriStar at any time. Because such shares are registered, the shares would be freely transferable upon conversion. As of August 7, 1998, the quoted market value of a share of MeriStar common stock was $19 5/8 per share resulting in an underlying fair value of the Company's equity investment of approximately $15,352.



Note 7.  Purchases of Real Estate:

On April 23, 1998, the Company acquired Keystone Capital Company ("Keystone"), a company whose business consists solely of owning and net leasing a retail property in Bellevue, Washington leased to Eagle Hardware and Garden, Inc. ("Eagle"), as lessee, in exchange for 721,695 Listed Shares. Based on the value of the Company's shares on that date, the cost of acquiring Keystone was $15,065.

The lease with Eagle has a remaining term of 19 years and currently provides for annual rent of $1,058 with annual increases based on a formula indexed to increases in the Consumer Price Index. In addition, for each lease year, Eagle is required to pay 1.50% of gross sales in excess of a stated amount. Such percentage rents currently approximate $300 annually. There is no assurance; however, that such rents will continue to be realized at current levels.

The Company is obligated to issue additional shares to former Keystone shareholders if gross sales during any four quarters exceeds certain thresholds at any time prior to April 23, 2008. The Company will issue the sellers an additional 17,504 Listed Shares if gross sales reach $50,000 and up to 50,001 Listed Shares if sales reach $57,500.

On June 15, 1998, the Company acquired a portfolio of seven properties in the Houston, Texas metropolitan area from J. A. Billipp Development Corporation and certain of its affiliates ("Billipp") for $9,845 in cash, assumption of $13,593 of mortgage debt and 62,474 Listed Shares of the Company with a value of $1,312 on that date. In connection with the purchase, Billipp assigned and the Company assumed, as lessor, 15 leases at the acquired properties. Annual rents from the assumed leases aggregate approximately $2,345. Among the lessees are Sears Roebuck & Co., Chrysler Corporation, Lockheed Martin Corporation, Continental Airlines, Inc. and Honeywell, Inc. The initial lease terms are scheduled to expire between January 1999 and June 2006. The leases are generally either net leases whereby the tenant has the obligation to pay real estate taxes, maintenance costs and insurance or provide for reimbursement for a substantial portion of such costs. Subsequent to the purchase of the properties, the Company paid off $3,097 of the mortgage debt assumed.

The remaining mortgage debt of $10,496 is comprised of three loans. The loans are scheduled to mature between January 2002 and October 2006 at which time balloon payments ranging from $1,442 to $4,918 will be due. The loans bear annual interest ranging from 7.75% to 9.125% and provide for combined monthly principal and interest payments of $98. The loans may be prepaid at any time, subject to prepayment premiums.

The Company has entered into management agreements with Billipp to manage the properties on behalf of the Company and to perform leasing activities.

                              CAREY DIVERSIFIED LLC

On May 27, 1998, the Company, through its 75% majority interest in a newly-formed subsidiary, acquired an office building in Pantin, France, located in the Paris metropolitan area. The purchase price for the property was $10,269 and was financed by a limited recourse mortgage loan of $8,343. The building is leased to four lessees consisting of three governmental agencies and Hoechst Roussel Vet. Annual rent from these leases approximates $928. Rents will increase annually based on increases in the INSEE index, an index of increases in construction costs published by the French government. The leases have initial terms of six years and expire between March 2004 and August 2004. Each of these leases provides for a six-year renewal option. The leases are net leases. Under certain of the leases; however, the lessor retains the obligation to pay real estate taxes.

The $8,343 mortgage loan collateralized by the Pantin property has a 15-year term with 75% of the balance amortizing over that period with a balloon payment of approximately $2,086 scheduled on the maturity date. The loan bears annual interest of 5.50% during the first five years with the rate to be reset based on the then prevailing interest rates.

On June 10, 1998, the Company, through its 75% majority interest in a newly-formed subsidiary, purchased land for $265 in Mont Saint Argnan, France, a suburb of Rouen in Upper Normandy, upon which an office facility is being constructed pursuant to a lease with Tellit Assurance ("Tellit"). The total cost of the project is estimated to amount to $5,458. Construction is expected to be completed in August 1998 at which time Tellit will take occupancy and commence a 12-year initial lease term. Annual rent will approximate $522 with annual rent increases based on increases in the INSEE index. Tellit will have an option to terminate the lease at the end of the ninth lease year. The lease obligations of Tellit are unconditionally guaranteed by its parent company, Sun Alliance Assurances S.A., a subsidiary of Royal Sun Alliance Insurance Group plc.

In connection with the Tellit property purchase, the subsidiary has received a commitment of $4,262 of limited recourse financing collateralized by the Tellit property. The loan, which will have a 15-year term, provides for an annual interest rate at a floating rate of .85% above the Paris InterBank Offered Rate to a maximum annual interest rate of 7% during the first five years. 75% of the loan balance will amortize over the term of the loan with a balloon payment of approximately $1,066 due on the maturity date.

An independent director of the Company has an ownership interest in the minority interest in the French subsidiaries. Such ownership is subject to the same terms and conditions as all other ownership interests in the subsidiary companies.

The French transactions use the local currency, French Francs, as the functional currency. Foreign currency translation adjustments are reflected as a separate component of members' equity in the accompanying condensed consolidated/combined financial statements.


Note 8.  Sale of Real Estate:

On April 1, 1998 Simplicity Manufacturing, Inc. purchased its leased property in Port Washington, Wisconsin for $9,684 pursuant to a purchase option exercised in 1997. After paying off the limited recourse mortgage loan on the property, the Company realized cash proceeds of approximately $5,268. As the carrying value of the property was $9,684, no gain or loss was recognized on the sale. Annual cash flow (rent less mortgage debt service on the property) from Simplicity was $934.


Note 9.  Line of Credit Agreement:

On March 26, 1998, the Company obtained a line of credit of $150,000 pursuant to a revolving credit agreement with The Chase Manhattan Bank. The revolving credit agreement has a term of three years.

                              CAREY DIVERSIFIED LLC

As of June 30, 1998, the Company has drawn advances of $93,000 from the line of credit. Such advances have been used to pay off limited recourse mortgage debt of $39,558 and notes payable of $24,709, funded construction draws on the Company's build-to-suit projects and for certain working capital purposes.

Advances made bear interest at an annual rate of either (i) the one, two, three or six-month LIBOR Rate, as defined, plus a spread which ranges from 0.6% to 1.45% depending on leverage or credit rating or (ii) the greater of the bank's Prime Rate and the Federal Funds Effective Rate, plus .50%, plus a spread ranging from 0% to .125% depending upon the Company's leverage. In addition, the Company pays a fee ranging between 0.15% and 0.20% per annum of the unused portion of the credit facility, depending on the Company's leverage, if no minimum credit rating for the Company is in effect. The fee will equal .15% of the total commitment amount if the Company obtains a certain minimum credit rating.

The revolving credit agreement has financial covenants that require the Company to (i) maintain minimum equity value of $400,000 plus 85% of amounts received by the Company as proceeds from the issuance of equity interests and (ii) meet or exceed certain operating and coverage ratios. Such operating and coverage ratios include, but are not limited to, (a) ratios of earnings before interest, taxes, depreciation and amortization to fixed charges for interest and (b) ratios of net operating income, as defined, to interest expense. As of August 11, 1998, the Company is in compliance with the financial covenants.



Note 10.  Registration of Listed Shares:

On April 17, 1998, the Company filed a Form S-11/A with the Securities and Exchange Commission to register an additional 4,500,000 Listed Shares. Such Listed Shares may be offered and issued from time to time in connection with acquisition of real estate investments either directly or through the acquisition of entities owning such investments. Shares were issued in connection with the purchase of the Eagle Hardware and Billipp portfolio of properties (see Note 7).


Note 11.  Subsequent Events:

On July 1, 1998, the Company purchased land in Rio Rancho, New Mexico for $1,120 upon which a building is being constructed pursuant to a construction management agreement with Teleservices Development International LLC ("Teleservices"). In connection with the purchase, Teleservices assigned its lessor's interest in a net lease with Sprint Spectrum L.P. ("Sprint") to the Company. The aggregate cost for the property, including the cost of funding construction for a new building, is estimated to amount to approximately $10,075. Upon substantial completion of the improvements, a ten-year lease term with Sprint will commence. The lease provides for two five-year renewal terms with Sprint having an option to terminate the lease on the seventh anniversary of the lease commencement in consideration for an amount equal to all base rent payable for the remainder of the initial term. Annual rent during the initial term will be based on the total square footage of the building and will range between $1,081 and $1,158.

                              CAREY DIVERSIFIED LLC


                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS


                        (all dollar amounts in thousands)


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




      The following information should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto as of June 30, 1998 included in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 1997. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by the Company that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.


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

         From 1979 through 1990, the CPA(R) Partnerships raised approximately $400 million of equity through public offerings of limited partnership units. Each CPA(R) Partnership was structured so that holders of limited partnership units anticipated a return of their investment over the finite life of the Partnership with a disposition strategy that included the sale of assets and liquidation of the Partnership. Accordingly, each CPA(R) Partnership was structured so that there would be no additional raising of equity after the initial offering, nor, after a defined period, reinvestment of sales proceeds in new properties. This structure restricted the ability of a CPA(R) Partnership to increase its asset base after the investment of offering proceeds was completed. As a Partnership disposed of a property, its asset base and income from continuing operations would decrease. Further, the stated objective of a Partnership was to use its cash flow to pay distributions at an increasing rate rather than for reinvestment. In contrast, the Company is an infinite life entity that has the ability to raise additional capital and acquire additional properties either through stock or debt offerings or by exchanging shares in the Company for properties. Accordingly, the comparison of historical results of operations for the six-month periods ended June 30, 1998 and 1997 is not comparable because (i) the prior year period ended June 30, 1997 reflects the limitations imposed by the Partnership structure, and (ii) the change in the basis of accounting as of January 1, 1998 due to the application of purchase accounting.

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

                              CAREY DIVERSIFIED LLC

         The Company will initially distribute a significant portion of its cash flow to shareholders, but will review from time to time whether a greater return to Shareholders may be realized by reinvesting rather than distributing a greater or smaller proportion of its available excess cash flow. The Company will also have more flexibility in structuring its debt and lowering debt service such as through the use of non-amortizing and unsecured debt, issued in the private or public markets. On March 26, 1998, the Company entered into a three year revolving credit agreement which provides the Company with a line of credit of $150,000. The Company has used $93,000 under the line to fund acquisitions and build-to-suit projects, to pay off higher interest and/or maturing debt and for certain working capital purposes. On March 26, 1998, using $55,000 from its initial draw on the line of credit and $2,898 of cash reserves, the Company paid off four mortgage loans with an aggregate balance of $33,189 and three notes payable totaling $24,709. The Company has subsequently used the line to payoff an additional $14,917 of mortgage debt, including $8,540 subsequent to June 30, 1998. The use of unsecured financing requires the Company to meet financial covenant requirements. Such requirements include maintaining defined net worth levels and operating cash flow and interest coverage ratios. The Company intends to obtain a credit rating from one or more major rating institutions.

         For the period ended June 30, 1998, the Company's other significant financing activities included raising additional equity capital of $5,410 pursuant to the Company's dividend reinvestment and stock purchase plan, paying scheduled principal payments of $3,497 on the Company's limited recourse mortgage debt, issuing 784,169 Listed Shares (valued at $16,377) in connection with two property acquisitions and paying preferred distributions of $4,422 to the former general partners of the CPA(R) Partnerships. Such preferred distributions were a one-time event and based upon cumulative proceeds from the sale of the assets of each Partnership (see Note 4 to the accompanying financial statements). The Company has a remaining preferred distribution obligation of $1,423, which is not payable until the Company achieves a specified closing price for its Listed Shares for five consecutive days. Since June 30, 1998, the Company has used $8,377 to redeem the subsidiary partnership units of the CPA(R) Partnerships. Management believes that such redemption will allow the Company operational flexibility that was not previously available.

         The Company's investing activities consisted primarily of using cash, issuance of Listed Shares and assumption of mortgage debt for purchases of real estate. During the six months ended June 30, 1998, the Company used (i) $14,575 of cash for the purchase and commencement of construction on two build-to-suit projects, (ii) $11,819 of cash in connection with the purchase of a portfolio of properties in Houston, Texas and for two properties in France, (iii) assumed mortgage debt of $13,593 in connection with the Houston, Texas purchase and (iv) issued 784,169 Listed Shares in connection with the purchase of the Houston properties and the Eagle Hardware property in Bellevue, Washington. One build-to-suit project includes four buildings in Colliersville, Tennessee leased to Federal Express Corporation and the other is for an office building in Tempe, Arizona leased to America West Holdings Corporation. Completion of the construction of the two projects is scheduled for May and November 1999, at which time the Company's share of annual rent, assuming maximum project costs of $106,600 are incurred, will be approximately $9,350. The Company also has a commitment of $3,895 to complete a build-to-suit transaction for one of the French purchases. Of such commitment, $3,197 will be financed through a limited recourse mortgage loan. The Company also expects to use up to $4,000 for improvements at the Livonia hotel property in order to meet certain requirements from Holiday Inn in order to retain its franchise. In April 1998, the Company sold a property to Simplicity Manufacturing, Inc. for $9,684 pursuant to the exercise of a purchase option. The Company will redeploy the funds from the sale, after paying off the related mortgage loan, for new investments in real estate. In April 1998, the company registered 4,500,000 Listed Shares that will permit the Company to acquire properties in tax free exchanges for sellers by issuing Listed Shares for property acquisitions rather than using cash or debt.

         In July 1998, the Company entered into a build-to-suit commitment at a property in Rio Rancho, New Mexico leased to Sprint Spectrum L.P. The total commitment is expected to amount to $10,075 with annual rent of up to $1,158 commencing with the completion of construction.

                              CAREY DIVERSIFIED LLC

         The Company has engaged in its first two international transactions by purchasing the two properties in France. Both of the transactions use the local currency, French Francs, as the functional currency. Because the two transactions are also leveraged with mortgage debt denominated in French Francs of at least 75% of the purchase price, the Company believes that its exposure to foreign currency fluctuations is mitigated. The Company is continuing to seek additional real estate investments in France as the Company believes that opportunities for higher yielding investments are available due to the current cycle of restructuring of French financial institutions.

         Since December 31, 1997, cash balances have increased by $13,164. Cash flow from operations of $20,995 was sufficient to fund a quarterly distribution of $10,015 paid to holders of Listed Shares in April 1998 and scheduled mortgage principal payments of $3,497. As a result of the reduction in debt service through the use of the line of credit to pay off higher interest rate debt and the acquisitions of the Eagle Hardware retail property, the portfolio of properties in Houston, Texas and the two French properties, Management believes that operating cash flow will continue to increase.

         Net income for the three-month and six-month periods ended June 30, 1998 is not comparable to net income for the three-month and six-month periods ended June 30, 1997. As noted, the Company commenced operations on a consolidated basis as an ongoing and growing business on January 1, 1998, while the prior year's three-month and six-month periods reflect the results of a combination of static and liquidating Partnership portfolios.

         In addition, the results of the periods ended June 30, 1997 reflect several nonrecurring items. During that period, the Company recognized other income of $2,386 in connection with bankruptcy claims and revenues of $1,400 in excess of market under a lease that ended in June 1997. That lease, which represented 6% of the prior period's lease revenues (rental income and interest income from direct financing leases), had been renegotiated in 1994 to allow the lessee to terminate the lease in 1997 rather than 2003. The rents received during the abbreviated term were intended to provide the Company with a significant portion of the rents that would have been due over the remainder of the original term and the current year's three-month period.

         For the comparable six month periods, lease revenues decreased by $1,548. The decrease was primarily as a result of the termination of the lease in June 1997 with Advanced System Applications, Inc. at the Bloomingdale property. Lease revenues from Advance System Applications for the six months ended June 30, 1997 were $2,267. This was offset, in part, by $1,344 of lease revenues in 1998 from the Livonia property, which has been net leased to an affiliate since February 1, 1998. As a result of the sale of the Simplicity Manufacturing, Inc. property in April 1998, annual lease revenues will decrease by $1,996, as noted, but the sales proceeds are being redeployed for investments in new properties. The Eagle Hardware & Garden, Inc. lease, the Houston portfolio of properties and the Pantin, France multi-tenant property, all of which were acquired during the second quarter, will provide base annual revenues of $4,331 as well as any percentage rents which may be realized from Eagle Hardware. On April 30, 1998, the Company's two-year extension term with Hughes Markets, Inc. for a dairy processing plant in Los Angeles, California ended, and a new lease for the property with Copeland Beverage Group, Inc. became effective. The Hughes lease had been renegotiated at the end of the initial lease term in 1996 at rents in excess of market rates. Although annual rentals from Copeland of $1,800 will approximate the rents that were in effect at the end of Hughes' initial term, annual lease revenues from the property will decrease by $3,984. In April 1998, the Company received a final rent payment of $3,500 from Hughes. At the time the extension term was negotiated, Management had anticipated that the funds would be used to retrofit the property for alternative uses and to cover carrying costs during a period of vacancy. As a result of entering into the Copeland lease, no such expenditures were required.

                              CAREY DIVERSIFIED LLC

         The decrease in hotel revenues and related operating expenses resulted from the change in status of the Livonia property in February 1998 from a Company operated property to a leased property. Hotel revenues have decreased to 8% of overall revenues.

         Interest expense has continued to decrease as a result of paying off several mortgage loans in 1997, the continuing amortization of the Company's remaining mortgage debt and refinancing a $12,700 limited recourse mortgage loan collateralized by properties leased to Furon Company at a lower rate of interest in June 1997. The Company will continue to seek opportunities to refinance mortgage loans on a limited recourse basis at lower rates of interest. Independently, the Company has used its $150,000 line of credit from a syndicate of banks to refinance high interest debt and fund acquisitions on a transitional basis. In connection with paying off two mortgage loans with funds advanced from the line of credit, the Company incurred an extraordinary charge on the extinguishment of debt of $569. In addition, the Company paid a scheduled balloon payment of $8,500 in August 1998 in satisfaction of a limited recourse mortgage loan collateralized by properties leased to AutoZone, Inc. Management believes that the use of limited recourse mortgage debt will remain an integral part of the Company's financing strategy. The Company is currently evaluating opportunities for re-leveraging certain of its properties with limited recourse mortgage debt.

         The increase in general and administrative expense was due, in part, to the Company's transition from a collection of static finite-life entities to a publicly-traded infinite-life entity. In particular, as an infinite-life and growing entity, the Company is incurring and will continue to incur business development and acquisition expenditures that had not been necessary or appropriate in the past. The increase in property expenses resulted from recording a provision for potential future uncollected rents, higher accruals for real estate taxes on specific properties, accruals for legal costs in connection with lease disputes and higher overall management and performance fees.

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 establishes accounting standards for the way that public business enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products, geographic area and major customers. The statement is effective for financial periods beginning after December 15, 1997, however, SFAS No. 131 does not need to be applied to interim financial statements in 1998. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999. The Company is currently evaluating the impact, if any, of SFAS No. 131 and SFAS No. 133.

         The Company's Advisor has responsibility for maintaining the Company's books and records. An affiliate of the Advisor services the computer systems used for maintaining such books and records. In its preliminary assessment of Year 2000 issues, the affiliate believes that such issues will not have a material effect on the Company's operations, however, such assessment has not been completed. The Company relies on its bank and transfer agent for certain computer-related services and has initiated discussions to determine whether they are addressing Year 2000 issues that may affect the Company.

                              CAREY DIVERSIFIED LLC



                                     PART II





Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                   An annual Shareholders meeting was held on June 9, 1998, at which time a vote was taken to elect directors of the Company through the solicitation of proxies. The following directors were elected for a three year term:


                                       Total               Shares            Shares            Shares
Name Of Director                    Shares Voting         Voting Yes        Voting No         Abstaining
--------------------                -------------         ----------        ---------         ----------
Steven M. Berzin                     17,899,252            17,739,028        160,224              -
Gordon F. DuGan                      17,899,252            17,730,708        168,544              -
Reginald Winssinger                  17,899,252            17,741,787        157,465              -



Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)        Exhibits:

                    None

         (b)        Reports on Form 8-K:

                           During the quarter ended June 30, 1998 the Company filed a report on Form 8-K dated May 15, 1998 under
                           Item 5, Other Events.

                              CAREY DIVERSIFIED LLC





                                   SIGNATURES






         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CAREY DIVERSIFIED LLC






08/12/98                            By:     /s/ John J. Park
   Date                                         John J. Park
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)



08/12/98                            By:     /s/ Claude Fernandez
   Date                                         Claude Fernandez
                                                Executive Vice President and
                                                Chief Administrative Officer
                                                (Principal Accounting Officer)