Form 10-Q
period 1998-09-30
CAREY DIVERSIFIED LLC
filed 1998-11-12
CIK 1025378

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            SEPTEMBER 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number          001-13779

                              CAREY DIVERSIFIED LLC
             (Exact name of registrant as specified in its charter)

                       DELAWARE                                                                      13-3912578
(State or other jurisdiction of incorporation or organization)                           (I.R.S. Employer Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                                                               10020
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

                                                     [X]    Yes       [ ]    No


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                     [ ]    Yes       [ ]    No

   25,314,744 Listed Shares; no par value outstanding as of November 11, 1998

                              CAREY DIVERSIFIED LLC


                                      INDEX


                                                                                                   Page No.
                                                                                                   --------
 PART I

 Item 1. - Financial Information*

               Condensed Consolidated/Combined Balance Sheets,
               as of September 30, 1998 and December 31, 1997                                          2

               Condensed Consolidated/Combined Statements of Income
               for the three and nine months ended September 30, 1998 and 1997                         3

               Condensed Consolidated/Combined Statements of
               Comprehensive Income for the three months and nine months
               ended September 30, 1998 and 1997                                                       4

               Condensed Consolidated/Combined Statements of Cash Flows
               for the nine months ended September 30, 1998 and 1997                                 5-6

               Notes to Condensed Consolidated/Combined Financial Statements                         7-11


 Item 2. - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                  12-16


 PART II - Other Information

 Item 4. - Submission of Matters to a Vote of Security Holders                                        17

 Item 6. - Exhibits and Reports on Form 8-K                                                           17

 Signatures                                                                                           18






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

                              CAREY DIVERSIFIED LLC

                                     PART I
                         Item 1. - FINANCIAL INFORMATION

                 CONDENSED CONSOLIDATED/COMBINED BALANCE SHEETS
                                 (in thousands)


                                                                           The Company            The Predecessor
                                                                           Consolidated               Combined
                                                                           September 30,            December 31,
                                                                               1998                    1997
                                                                               ----                    ----
                                                                            (Unaudited)               (Note)

       ASSETS:
Real estate leased to others under the
    operating method, net of accumulated depreciation of $5,637
    and $93,591 at September 30, 1998 and December 31, 1997                  $ 385,290               $ 217,165
Net investment in direct financing leases                                      294,160                 216,761
Operating real estate, net of accumulated depreciation of $226
    and $14,627 at September 30, 1998 and December 31, 1997                      6,817                  23,333
Real estate under construction leased to others                                 40,785
Cash and cash equivalents                                                        6,980                  18,586
Assets held for sale                                                            21,644                  14,382
Equity investments                                                              29,878                  13,415
Other assets, net of accumulated amortization of $239 and
    $2,109 and reserve for uncollected rent of $1,347 and
    $1,103 at September 30, 1998 and December 31, 1997                          16,222                  19,778
                                                                             ---------               ---------
           Total assets                                                      $ 801,776               $ 523,420
                                                                             =========               =========

       LIABILITIES:

Mortgage notes payable                                                       $ 152,000               $ 182,718
Notes payable                                                                  111,577                  24,709
Note payable to affiliate                                                                                  200
Accrued interest payable                                                         1,647                   1,798
Accounts payable to affiliates                                                   6,276                   8,792
Dividends payable                                                               10,422
Other liabilities                                                                7,900                  10,565
                                                                             ---------               ---------
           Total liabilities                                                   289,822                 228,782
                                                                             ---------               ---------

Minority interest                                                               (5,119)                 (6,250)
                                                                             ---------               ---------

Commitments and contingencies

       MEMBERS' EQUITY/PARTNERS' CAPITAL:

Partners' Capital                                                                                      300,888
Listed Shares, no par value;
  25,283,188 shares issued and outstanding                                     517,962
Dividends in excess of accumulated earnings                                       (974)
Unrealized depreciation, marketable securities                                    (158)
Foreign currency translation adjustment                                            243
                                                                             ---------
                                                                               517,073
                                                                             ---------               ---------
           Total liabilities and
               members' equity/partners' capital                             $ 801,776               $ 523,420
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

                              CAREY DIVERSIFIED LLC
                 CONDENSED CONSOLIDATED/COMBINED STATEMENTS OF
                               INCOME (UNAUDITED)
               (in thousands, except per share and share amounts)


                                                         The Company Consolidated                 The Predecessor Combined
                                                     --------------------------------           --------------------------------
                                                     Three Months         Nine Months           Three Months         Nine Months
                                                         Ended                Ended                Ended                Ended
                                                     September 30,        September 30,        September 30,        September 30,
                                                         1998                 1998                 1997                 1997
                                                         ----                 ----                 ----                 ----
Revenues:
    Rental income                                    $     10,765         $     31,776         $     12,050         $     35,725
    Interest from direct financing
        leases                                              8,559               25,954                6,701               22,979
    Other interest income                                     183                  607                  343                  911
    Other income                                               45                  306                   10                2,413
    Revenue of hotel operations                             1,754                5,000                3,910               10,943
                                                     ------------         ------------         ------------         ------------
                                                           21,306               63,643               23,014               72,971
                                                     ------------         ------------         ------------         ------------
Expenses:
    Interest                                                4,947               13,776                4,919               15,005
    Depreciation and amortization                           2,211                6,102                2,583                8,045
    General and administrative                              1,297                4,806                  973                3,584
    Property expenses                                       1,030                3,513                2,290                3,822
    Writedowns to fair value                                                                            140                3,806
    Operating expenses of hotel
        operations                                          1,161                3,832                2,714                7,986
                                                     ------------         ------------         ------------         ------------
                                                           10,646               32,029               13,619               42,248
                                                     ------------         ------------         ------------         ------------
          Income before minority
           interest, income from
           equity investments, net gain
           and extraordinary item                          10,660               31,614                9,395               30,723

Minority interest in income                                  (933)              (2,771)                (624)              (1,958)
                                                     ------------         ------------         ------------         ------------

          Income before income from
           equity investments, net gain
           and extraordinary item                           9,727               28,843                8,771               28,765

Income from equity investments                                431                1,547                  578                1,606
                                                     ------------         ------------         ------------         ------------
          Income before net gain and
           extraordinary item                              10,158               30,390                9,349               30,371

Net gain on sale                                              (20)                  70                  608                  608
                                                     ------------         ------------         ------------         ------------
          Income before extraordinary item                 10,138               30,460                9,957               30,979

Extraordinary loss on extinguishment of debt,
    net of minority interest                                                      (621)
                                                     ------------         ------------         ------------         ------------
          Net income                                 $     10,138         $     29,839         $      9,957         $     30,979
                                                     ============         ============         ============         ============

Basic and diluted earnings per Listed Share:
        Earnings before extraordinary
           item                                      $        .40         $       1.23
        Extraordinary item                           $                    $      (0.02)
                                                     ------------         ------------
                                                     $        .40         $       1.21
                                                     ============         ============
Weighted average Listed Shares
    outstanding:
        Basic                                          25,242,808           24,716,281
                                                     ============         ============
        Diluted                                        25,242,808           24,721,141
                                                     ============         ============

The accompanying notes are an integral part of the condensed consolidated/combined financial statements.

                              CAREY DIVERSIFIED LLC
                      CONDENSED CONSOLIDATED STATEMENTS OF
                        COMPREHENSIVE INCOME (UNAUDITED)


                                 (in thousands)


                                              The Company Consolidated        The Predecessor Combined
                                            ----------------------------      ---------------------------
                                            Three Months     Nine Months      Three Months    Nine Months
                                                Ended            Ended           Ended           Ended
                                            September 30,    September 30,    September 30,   September 30,
                                                1998             1998             1997            1997
                                                ----             ----             ----            ----
Net income                                    $ 10,138         $ 29,839         $  9,957        $ 30,979

Change in unrealized (depreciation)/
 appreciation of marketable securities            (361)            (158)              56              51
Foreign currency translation
 adjustment                                        199              243
                                              --------         --------         --------        --------
           Comprehensive income               $  9,976         $ 29,924         $ 10,013        $ 31,030
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

                              CAREY DIVERSIFIED LLC

               CONDENSED CONSOLIDATED/COMBINED STATEMENTS of CASH
                                FLOWS (UNAUDITED)
                                 (in thousands)


                                                                     Nine Months Ended
                                                                 -------------------------------
                                                                 The Company     The Predecessor
                                                                 Consolidated        Combined
                                                                 September 30,     September 30,
                                                                      1998             1997
                                                                      ----             ----
Cash flows from operating activities:
   Net income                                                      $  29,839         $  30,979
   Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation and amortization                                     6,102             7,784
     Amortization of deferred income                                    (719)
     Extraordinary loss, net of minority interests                       621
     Net gain on sales                                                   (70)             (608)
     Securities received in lieu of cash                                                (1,619)
     Minority interest in income                                       2,771               215
     Straight-line rent adjustments and other noncash
        rent adjustments                                              (2,088)           (1,704)
     Compensation costs paid by issuance of shares                       651
     Payment of deferred management fees                              (1,509)
     Provision for uncollected rents                                     439
     Writedowns to fair value                                                            3,806
     Net change in operating assets and liabilities                       15            (1,369)
                                                                   ---------         ---------
        Net cash provided by operating activities                     36,052            37,484
                                                                   ---------         ---------

Cash flows from investing activities:
   Purchases of real estate                                          (66,558)
   Additional capital expenditures                                    (3,628)           (1,455)
   Proceeds from sale of properties                                   10,066             1,042
   Distributions received from equity investments in
     excess of equity income                                             416               137
   Purchase of marketable securities                                     (65)
                                                                   ---------         ---------
        Net cash used in investing activities                        (59,769)             (276)
                                                                   ---------         ---------

Cash flows from financing activities:
   Proceeds from issuance of Listed Shares                             7,243
   Dividends paid                                                    (20,391)
   Accrued preferred distributions paid to former
     general partners                                                 (4,422)
   Accrued distributions paid to former general partners                (596)
   Distributions paid to special limited partners                       (731)          (25,610)
   Distributions paid to subsidiary partnership unitholders           (8,789)
   Payments of mortgage principal                                     (5,265)          (22,997)
   Proceeds from notes payable                                       111,577
   Proceeds from mortgages payable                                    13,374            12,700
   Prepayments of mortgages and notes payable                        (77,129)             (500)
   Deferred financing costs                                           (1,475)
   Prepayment charges paid on extinguishment of debt                    (700)
   Other                                                                (585)               (8)
                                                                   ---------         ---------
        Net cash provided by (used in) financing activities           12,111           (36,415)
                                                                   ---------         ---------

        Net (decrease) increase in cash and
          cash equivalents                                           (11,606)              793

Cash and cash equivalents, beginning of period                        18,586            28,553
                                                                   ---------         ---------

        Cash and cash equivalents, end of period                   $   6,980         $  29,346
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

                              CAREY DIVERSIFIED LLC

            CONDENSED CONSOLIDATED/COMBINED STATEMENTS of CASH FLOWS
                          (UNAUDITED) - CONTINUED
                                 (in thousands)




                                                                               Nine Months Ended
                                                                  ---------------------------------------------------
                                                                  The Company                         The Predecessor
                                                                  Consolidated                            Combined
                                                                  September 30,                        September 30,
                                                                       1998                                 1997
                                                                       ----                                 ----
Supplemental disclosure of cash flows information:

           Interest paid                                             $ 13,625                             $ 11,099
                                                                     ========                             ========






Noncash operating, investing and financing activities:

         During the nine-month period ended September 30, 1998, the Company issued 156,924 restricted Listed Shares valued at $3,206 to certain directors, officers and affiliates as consideration for services rendered.

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

Combined financial statements of the nine CPA(R) Partnerships and the Company for periods prior to January 1, 1998 have been presented as a predecessor company. Because of the application of purchase accounting to the Consolidation of Carey Diversified and the CPA(R) Partnerships and the organization of the Company as an infinite-life entity with the ability to reinvest sales proceeds in new investments, the results of the Company and the predecessor CPA(R) Partnerships are not comparable. The predecessor entity has been presented on the historical basis of accounting. The former general partners' interest in the CPA(R) Partnerships is classified under minority interest because such interest in the CPA(R) Partnerships is held subsequent to January 1, 1998 by two special limited partners: William P. Carey, formerly the Individual General Partner of the nine CPA(R) Partnerships, and Carey Management LLC ("Carey Management"), successor to the interests of the former corporate general partners.

Limited Partner interests that did not elect to receive listed shares retained a direct ownership interest in the applicable Partnership as a subsidiary partnership unitholder. Pursuant to the consent solicitation for the Consolidation transaction, the Company had an obligation to redeem all subsidiary partnership units of each Partnership by no later than a designated date. On July 15, 1998, the Company redeemed all subsidiary partnership units with a cash payment of $8,377 made to subsidiary partnership unitholders. The redemption value was based on an independent valuation of each of the CPA(R) Partnerships as of May 31, 1998. The subsidiary partnership unitholders' share of income is included in minority interest in income in the accompanying condensed consolidated financial statements.

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

Note 2.  Dividends

The Company declared a quarterly dividend of $.4125 per Listed Share on August 31, 1998 to shareholders of record as of September 30, 1998 that was paid on October 15, 1998. Such amount is recorded in the accompanying condensed consolidated financial statements as dividends payable at September 30, 1998.

                              CAREY DIVERSIFIED LLC


         NOTES to CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
                                   (CONTINUED)


Note 3.  Earnings Per Listed Share:

Basic and diluted earnings per Listed Share for the three and nine months ended September 30,1998 were calculated as follows:

                                                                                       Weighted              Per
                                                                     Income             Average            Listed
                                                                 Available to        Listed Shares          Share
                                                                  To Members          Outstanding          Amount
                                                                  ----------          -----------          ------
Three months ended September 30, 1998:

Basic and diluted earnings per Listed Share                       $    10,138          25,242,808         $    .40
                                                                  ===========         ===========         ========



Nine months ended September 30, 1998:

Basic earnings per Listed Share before
    extraordinary item                                            $    30,460          24,716,281         $   1.23
Extraordinary item                                                       (621)                                (.02)
                                                                  -----------         -----------         --------
           Basic earnings per Listed Share                        $    29,839          24,716,281         $   1.21
                                                                  ===========                             ========

Effect of dilutive securities -  options for Listed Shares                                  4,860
                                                                                      -----------
Diluted earnings per Listed Share before
    extraordinary item                                            $    30,460          24,721,141         $   1.23
Extraordinary item                                                       (621)                                (.02)
                                                                  -----------         -----------         --------
           Diluted earnings per Listed Share                      $    29,839          24,721,141         $   1.21
                                                                  ===========         ===========         ========



Note 4.  Transactions with Related Parties:

Until December 31, 1997, the Agreements of Limited Partnership (the "Agreements") of each of the Partnerships provided that the General Partners were allocated between 1% and 10% and the Limited Partners were allocated between 90% and 99%, for the applicable Partnership, of the profits and losses as well as Distributable Cash From Operations, as defined. Effective January 1, 1998, as a result of the merger of the Partnerships into subsidiary partnerships of the Company, the Company is the sole general partner of the nine Partnerships. The Company is allocated between 90% and 99% of the profits and losses and Distributable Cash from Operations of the applicable Partnership, and two special limited partners, Carey Management and William P. Carey assumed the interests of the former general partners and are allocated between 1% and 10% of the profits and losses and distributable cash of the applicable Partnership. Until the subsidiary partnership unitholders' interests were redeemed in July 1998, a portion of the Company's share of profits and losses applicable to a Partnership was allocated to subsidiary partnership unitholders. The Company's management fee, payable to Carey Management, is reduced on a dollar-for-dollar basis for distributions paid to the special limited partners.

                              CAREY DIVERSIFIED LLC

In connection with the merger of the CPA(R) Partnerships with Carey Diversified and the listing of Listed Shares of Carey Diversified on the New York Stock Exchange, the former Corporate General Partners of eight CPA(R) Partnerships satisfied provisions for receiving a subordinated preferred return from the Partnerships totaling $4,422 based upon the cumulative proceeds from the sale of the assets of each Partnership from inception through the date of the Consolidation. Payment of this preferred return, paid in 1998, was based on achieving a specified cumulative return to limited partners. The value of the Listed Shares of Carey Diversified received by the limited partners in exchange for their Limited Partnership Units was included in calculating the cumulative return from each of the CPA(R) Partnerships. For the Partnership that has not yet achieved the specified cumulative return, its subordinated preferred return of $1,423 is included in accounts payable to affiliates as of September 30, 1998. To satisfy the conditions for receiving this remaining preferred return, the Listed Shares of Carey Diversified must achieve a closing price equal to or in excess of $23.11 for five consecutive trading days. In consideration for structuring the consolidation, W.P. Carey received, as compensation for investment banking services, warrants to purchase 2,284,800 Listed Shares at $21 per share and 725,930 shares at $23 per share. The warrants are exercisable through December 31, 2008.

Under the Agreements, certain affiliates were entitled to receive property management fees and reimbursement of certain expenses incurred in connection with the Company's operations. General and administrative reimbursements consist primarily of the cost of personnel needed in providing services to the Company. Effective January 1, 1998, the fees and reimbursements are payable to Carey Management. Property management fees were $266 and $797 for the three months and nine months ended September 30, 1998, respectively. General and administrative reimbursements were $313 and $1,040 for the three months and nine months ended September 30, 1998, respectively. Management and performance fees are payable, each at an annual rate of one-half of one percent of the total market capitalization of the Company. The performance fee is payable in the form of restricted Listed Shares issued by the Company and vests ratably over a five-year period. Performance fees were $194 and $563 for the three months and nine months ended September 30, 1998, respectively. For the nine-month period ended September 30, 1998, the Company's management fee was offset in its entirety by distributions paid to special limited partners and property management fees paid by the Partnerships to Carey Management. Property management fees were $297 and $824 for the three and nine months ended September 30, 1997, respectively. General and administrative reimbursements were $408 and $1,085 for the three months and nine months ended September 30, 1997, respectively.

The Company is a participant in an agreement with W.P. Carey and certain affiliates for the purpose of leasing office space used for the administration of the Company, other affiliated real estate entities and W.P. Carey and for sharing the associated costs. Pursuant to the terms of the agreement, the Company's share of rental, occupancy and leasehold improvement costs is based on adjusted gross revenues, as defined. Expenses incurred were $373 and $450 for the nine months ended September 30, 1998 and 1997, respectively.


Note 5.  Operating Revenues:

The Company's operations consist primarily of the investment in and the leasing of industrial and commercial real estate and operating hotels.

For the nine months ended September 30, 1998 and 1997, the Company and its predecessor earned their net leasing revenues (i.e., rental income and interest income from direct financing leases) from over 75 lessees. A summary of net leasing revenues including all current lease obligors with more than $1,000 in annual revenues is as follows:

                              CAREY DIVERSIFIED LLC

                                                        1998        %         1997       %
                                                        ----        -         ----       -
Dr Pepper Bottling Company of Texas                    $ 2,999      5%      $ 2,999      5%
Gibson Greetings, Inc.                                   2,896      5         2,590      4
Detroit Diesel Corporation                               2,744      5         2,734      5
Sybron International Corporation                         2,483      4         2,483      4
Livho, Inc.                                              2,151      4
Hughes Markets, Inc.                                     1,928      3         4,338      7
Quebecor Printing, Inc.                                  1,898      3         1,965      3
Furon Company                                            1,812      3         1,812      3
AutoZone, Inc.                                           1,780      3         1,775      3
Thermadyne Holdings Corporation.                         1,676      3         2,042      4
The Gap, Inc.                                            1,645      3         1,615      3
Orbital Sciences Corporation                             1,615      3         1,615      3
Pre Finish Metals Incorporated                           1,561      3         1,816      3
AP Parts International, Inc.                             1,377      2         1,377      2
NVR, Inc.                                                1,343      2         1,363      2
Unisource Worldwide, Inc.                                1,284      2         1,240      2
Lockheed Martin Corporation                              1,210      2           911      2
CSS Industries, Inc.                                     1,184      2         1,378      2
Peerless Chain Company                                   1,098      2         1,281      2
Brodart, Co.                                             1,052      2           982      2
Red Bank Distribution, Inc.                              1,050      2         1,050      2
High Voltage Engineering Corporation                       881      2           881      1
Duff-Norton Company, Inc.                                  873      2           766      1
KSG, Inc.                                                  849      1           770      1
United States Postal Service                               817      1           628      1
Copeland Beverage Group, Inc.                              750      1
Other                                                   16,774     30        18,293     33
                                                       -------    ---       -------    ---
                                                       $57,730    100%      $58,704    100%
                                                       =======    ===       =======    ===



The Company currently owns two hotel properties located in Alpena and Petoskey, Michigan that it operates as Holiday Inns. A hotel in Livonia, Michigan was operated by the Company through January 1998.


Note 6.  Equity Investments:

The Company owns equity interests in the operating partnership of MeriStar Hospitality Corporation ("MeriStar"), a publicly-traded real estate investment trust, and two real estate limited partnerships. The MeriStar operating partnership units were received in August 1998 in connection with the merger of American General Hospitality Corporation ("AGH") and CapStar Hotel Co. As a result of the August 1998 merger, units of AGH, acquired in 1996, were exchanged for units of the operating partnership of MeriStar. The Company is also the sole limited partner in the two real estate limited partnerships, the general partner share interests of which are owned by Corporate Property Associates 10 Incorporated ("CPA(R):10"), an affiliate. The share of

                        CAREY DIVERSIFIED LLC


    NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
                             (CONTINUED)



income from the investment in the operating partnerships of AGH and Meristar (for the period subsequent to the merger of AGH) was $1,071 and $1,155 and distributions received were $1,328 and $1,142 for the nine months ended September 30, 1998 and September 30, 1997 respectively. The Company's share of income from the two real estate limited partnerships was $476 and $451 and distributions received from such investments were $635 and $601 for the nine months ended September 30, 1998 and September 30, 1997, respectively.

The Company has the right to convert its 780,269 limited partnership units in the operating partnership of MeriStar on a one-for-one basis to shares of common stock in MeriStar at any time. Because such shares are registered, the shares would be freely transferable upon conversion. As of November 9, 1998, the quoted market value of a share of MeriStar common stock was $18 9/16 per share resulting in an underlying fair value of the Company's equity investment of approximately $14,484.



Note 7.  Purchase of Real Estate:

On July 1, 1998, the Company purchased land in Rio Rancho, New Mexico for $1,120 upon which a building was to be constructed pursuant to a construction management agreement with Teleservices Development International LLC ("Teleservices"). In connection with the purchase, Teleservices assigned its lessor's interest in a net lease with Sprint Spectrum L.P. ("Sprint") to the Company. The construction was completed in October 1998 at which time a ten-year lease with Sprint commenced. The lease provides for two five-year renewal terms with Sprint having an option to terminate the lease on the seventh anniversary of the lease commencement in consideration for an amount equal to all base rent payable for the remainder of the initial term. Annual rent during the initial term will be $1,154.

The Company will exchange its interest in the Sprint property and lease for tax-exempt industrial bonds issued by the City of Rio Rancho before December 31, 1998 in an amount approximating the total project costs. In connection with the conversion of its ownership interest in the property to the tax-exempt bonds, the Company will receive a 25-year real estate tax abatement. The Company will receive principal and interest payments from Rio Rancho in an amount that approximates Sprint's rent. The bonds bear interest of 9% per annum and mature on July 1, 2023. The Company has the right to cause the bonds to be redeemed, in full or in part, at any time. The principal and interest payments due under the bonds are special obligations payable solely from the Sprint rents, and not a general obligation of the City of Rio Rancho. The Company has an option to purchase the Sprint property for a nominal amount at the expiration or sooner termination of the lease and following payment of the bonds.


Note 8.  Line of Credit Agreement:

On March 26, 1998, the Company obtained a line of credit of $150,000 pursuant to a revolving credit agreement with The Chase Manhattan Bank, as issuing bank and administrative agent to a syndicate of banks. The agreement was amended on October 15, 1998, and an increase of the line of credit to $185,000 with the number of lenders participating in the syndicating increasing to eight from three. The other terms of the agreement are substantially unchanged.

As of September 30, 1998, the Company had drawn advances of $108,000 from the line of credit. Advances have been used to pay off limited recourse mortgage debt of $48,098 and notes payable of $24,709, to fund construction draws on the Company's build-to-suit projects and for certain working capital purposes. An additional advance of $18,000 was drawn from the line of credit on October 15, 1998.

                              CAREY DIVERSIFIED LLC


                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS


                        (all dollar amounts in thousands)


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following information should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto as of September 30, 1998 included in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 1997. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by the Company that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.


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

         From 1979 through 1990, the CPA(R) Partnerships raised approximately $400 million of equity through public offerings of limited partnership units. Each CPA(R) Partnership was structured so that holders of limited partnership units anticipated a return of their investment over the finite life of the Partnership with a disposition strategy that included the sale of assets and liquidation of the Partnership. Accordingly, each CPA(R) Partnership was structured so that there would be no additional raising of equity after the initial offering, nor, after a defined period, reinvestment of sales proceeds in new properties. This structure restricted the ability of a CPA(R) Partnership to increase its asset base after the investment of offering proceeds was completed. As a Partnership disposed of a property, its asset base and income from continuing operations would decrease. Further, the stated objective of a Partnership was to use its cash flow to pay distributions at an increasing rate rather than for reinvestment. In contrast, the Company is an infinite life entity that has the ability to raise additional capital and acquire additional properties either through stock or debt offerings or by exchanging shares in the Company for properties. Accordingly, the comparison of historical results of operations for the nine-month periods ended September 30, 1998 and 1997 is not comparable because (i) the limitations imposed by the Partnership structure are reflected in the prior year period ended September 30, 1997 and (ii) the change in the basis of accounting as of January 1, 1998 due to the application of purchase accounting.

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

                              CAREY DIVERSIFIED LLC

         The Company has to date been distributing a significant portion of its cash flow to shareholders, but will review from time to time whether a greater return to shareholders may be realized by reinvesting rather than distributing a greater or smaller proportion of its available excess cash flow. The Company will also have more flexibility in structuring its debt and lowering debt service such as through the use of non-amortizing and unsecured debt, issued in the private or public markets. On March 26, 1998, the Company entered into a three year revolving credit agreement which provided the Company with a line of credit of $150,000. Since September 30, 1998, the revolving credit agreement was amended to increase capacity available under the line of credit to $185,000. As of September 30, 1998, the Company had used $108,000 under the line to fund acquisitions and build-to-suit projects, to pay off higher interest and/or maturing debt and for certain working capital purposes. The Company has used $69,909 from the line of credit and $2,898 of cash reserves to pay off mortgage loans with an aggregate balance of $48,098 and three notes payable totaling $24,709. The use of unsecured financing requires the Company to meet financial covenant requirements. Such requirements include maintaining defined net worth levels and operating cash flow and interest coverage ratios. The Company intends currently to obtain a credit rating from one or more major rating institutions.

         For the period ended September 30, 1998, the Company's other significant financing activities included raising additional equity capital of $7,243 pursuant to the Company's dividend reinvestment and stock purchase plan, paying scheduled principal payments of $5,266 on the Company's limited recourse mortgage debt and paying preferred distributions of $4,422 to the former general partners of the CPA(R) Partnerships. The payment of the preferred distributions was a one-time event and was based upon cumulative proceeds from the sale of the assets of each Partnership (see Note 4 to the accompanying financial statements). The Company has a remaining preferred distribution obligation of $1,423, which is not payable until the Company achieves a specified closing price for its Listed Shares for five consecutive days. In July 1998, the Company used $8,377 to redeem the subsidiary partnership units of the CPA(R) Partnerships. Management believes that such redemption will allow the Company operational flexibility that was not previously available. The Company has two outstanding limited recourse mortgage loans with balloon payments scheduled for December 1998 and January 1999 for $4,035 and $13,662, respectively. To meet these obligations, the Company may use its cash reserves or draw upon its line of credit to pay off the loans, or seek to refinance the loans with new limited recourse mortgages.

         The Company's investing activities consisted primarily of using cash, issuance of Listed Shares and assumption of mortgage debt for purchases of real estate. During the nine months ended September 30, 1998, the Company used (i) $39,354 of cash in connection with three new build-to-suit projects, (ii) $14,088 of cash in connection with the purchase of a portfolio of properties in Houston, Texas and for two properties in France, (iii) assumed mortgage debt of $13,593 in connection with the Houston, Texas acquisition and (iv) issued 784,169 Listed Shares in connection with the acquisition of the Houston properties and the Eagle Hardware property in Bellevue, Washington. In April 1998, the Company registered 4,500,000 Listed Shares that provides the Company the ability to acquire properties in tax free exchanges for sellers by issuing Listed Shares for property acquisitions rather than using cash or debt. The Company is committed to fund up to $4,000 for improvements at the Livonia hotel property leased to Livho, Inc. in order to meet certain requirements necessary for the retention of the Holiday Inn license. In April 1998, the Company sold a property to Simplicity Manufacturing, Inc. for $9,684 pursuant to the exercise of a purchase option.

         One of the Company's build-to-suit project includes four buildings in Colliersville, Tennessee leased to Federal Express Corporation, another is for an office building in Tempe, Arizona leased to America West Holdings Corporation and the third is for an office building in Rio Rancho, New Mexico leased to Sprint Spectrum L.P. Completion of the construction of the first two projects is scheduled for May and November 1999, at which time the Company's share of annual rent, assuming maximum project costs of $106,600 are incurred, will be approximately $9,350. The Sprint Spectrum project was completed in October 1998 with the annual rent following completion of construction of approximately $1,154. In September 1998, the Company also completed construction of property in Rouen, France at a cost of approximately $5,900 of which $4,636 was financed through a limited recourse mortgage loan.

                              CAREY DIVERSIFIED LLC

         The Company has engaged in its first two international transactions by purchasing the two properties in France. Both of the transactions use the local currency, French Francs, as the functional currency. Because the two transactions are also leveraged with mortgage debt denominated in French Francs of at least 75% of the purchase price, the Company believes that its exposure to foreign currency fluctuations is mitigated. The Company will continue to consider additional real estate investments internationally where opportunities for higher yielding investments are available and that have acceptable risk profiles.

         Since December 31, 1997, cash balances have decreased by $11,606. Cash flow from operations of $36,052 was sufficient to fund quarterly distributions of $20,391 paid to holders of Listed Shares in April and July 1998 and scheduled mortgage principal payments of $5,265. The reduction in debt service through the use of the line of credit to pay off higher interest rate debt and the Company's acquisitions of the Eagle Hardware retail property, the portfolio of properties in Houston, Texas and the French properties have had a positive impact on operating cash flow.

         Net income for the three-month and nine-month periods ended September 30, 1998 is not comparable to net income for the three-month and nine-month periods ended September 30, 1997. As noted, the Company commenced operations on a consolidated basis as an ongoing and growing business on January 1, 1998, while the prior year's three-month and nine-month periods reflect the results of a combination of static and liquidating Partnership portfolios.

         In addition, the results of the periods ended September 30, 1997 reflect several nonrecurring items. During that period, the Company recognized other income of $2,386 in connection with bankruptcy claims and revenues of $1,400 in excess of market under a lease that ended in June 1997. That lease, with Advanced System Applications, Inc. ("ASA"), represented 4% of the prior period's lease revenues (rental income and interest income from direct financing leases), had been renegotiated in 1994 to allow the lessee to terminate the lease in 1997 rather than 2003. The rents received during the abbreviated term were intended to provide the Company with a significant portion of the rents that would have been due over the remainder of the original term.

         For the comparable nine month periods, lease revenues decreased by $974. The decrease was primarily a result of the termination of the lease in June 1997 with ASA at the Bloomingdale property and the termination of the Hughes Markets lease. Lease revenues from ASA and Hughes for the nine months ended September 30, 1997 were $2,267 and $4,338, respectively. This was offset, in part, by $2,151 of lease revenues in 1998 from the Livonia property, which has been net leased to an affiliate since February 1, 1998. As a result of the sale of the Simplicity Manufacturing, Inc. property in April 1998, annual lease revenues decreased by $1,996, but the sales proceeds are being redeployed for investments in new properties. Leases on the properties acquired in 1998 with Eagle Hardware & Garden, Inc., Tellit Assurance, the lessees of the Houston portfolio of properties and the Pantin, France multi-tenant property will provide base annual revenues of $4,853 as well as percentage rents from Eagle Hardware. On April 30, 1998, the Company's two-year extension term with Hughes Markets for a dairy processing plant in Los Angeles, California ended, and a new lease for the property with Copeland Beverage Group, Inc. became effective. The Hughes lease had been renegotiated at the end of the initial lease term in 1996 at rents in excess of market rates. Although annual rentals from Copeland of $1,800 will approximate the rents that were in effect before Hughes' two-year extension term, annual lease revenues from the property will decrease by $3,984. In April 1998, the Company received a final rent payment of $3,500 from Hughes. At the time the extension term was negotiated, Management had anticipated that the funds would be used to retrofit the property for alternative uses and to cover carrying costs during a period of vacancy. As a result of entering into the Copeland lease, no significant expenditures were required.

         The decrease in hotel revenues and related operating expenses resulted from the change in status of the Livonia property in February 1998 from a Company operated property to a leased property. As a result, the percentage of hotel revenues has decreased to 8% of overall revenues.

                              CAREY DIVERSIFIED LLC

         Interest expense has continued to decrease as a result of paying off several mortgage loans in 1997, the continuing amortization of the Company's remaining mortgage debt and the refinancing of a $12,700 limited recourse mortgage loan collateralized by properties leased to Furon Company at a lower rate of interest in June 1997. The Company will continue to seek opportunities to refinance mortgage loans on a limited recourse basis at lower rates of interest. Independently, the Company has used its $185,000 line of credit from a syndicate of banks to refinance high interest debt and fund acquisitions on a transitional basis. In connection with paying off two mortgage loans with funds advanced from the line of credit, the Company incurred an extraordinary charge on the extinguishment of debt of $621. Management believes that the use of limited recourse mortgage debt will remain an integral part of the Company's financing strategy. The Company is currently evaluating opportunities for re-leveraging certain of its properties with limited recourse mortgage debt, thereby increasing availability under the line of credit.

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

         The so-called "Year 2000 issue" is the name that has been given to the series of problems that have resulted or may result from computer programs having been written using two digits rather than four to define a year. For example, any program that has time-software may recognize a date using "00" as the year 1900 rather than 2000. This shortcoming could result in the failure of major systems or miscalculations causing major disruptions to business operations. The Company has no computer systems of its own, but is dependent upon the systems maintained by an affiliate of its Advisor and certain other third parties including its bank and transfer agent.

         The Company and its affiliates are actively evaluating their readiness relating to the Year 2000 issue. In 1998, the Company, its Advisor, and affiliates commenced an assessment of their local area network of personal computers and related equipment and are in the process of replacing or upgrading the equipment that has been identified as not being Year 2000 compliant. The program is expected to be completed in the first or second quarter of 1999. The Company and its affiliates have also engaged outside consultants experienced in detecting and addressing Year 2000 issues, and they will continue to research and test the affiliate's applications and systems.

         At the same time, the Company, its Advisor, and affiliates are evaluating all of their applications software, all of which are commercial "off the shelf" programs that have not been customized. During 1998, the Company commenced a project to select a comprehensive integrated real estate accounting and asset management software package to replace its existing applications. A commercial Windows-based integrated accounting and asset management based application is being tested and is scheduled to be installed during the second or third quarter of 1999. This software has been designed to use four digits to define a year. Because the Company's primary operations consist of investing in and receiving rents on long-term net leases of real estate, while the failure of the Advisor and its affiliates to correct fully Year 2000 issues could disrupt its administrative operations, the resulting disruptions would not likely have a material impact on the Company's results of operations, financial condition or liquidity. Contingency plans to address potential disruptions are in the process of being developed. The Company's share of costs associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The Company's share of the estimated total cost of the Year 2000 project is expected to be approximately $325.

                              CAREY DIVERSIFIED LLC

         Although the Company believes that it will address its internal Year 2000 issues in a timely manner, there is a risk that the inability of third-party suppliers and lessees to meet Year 2000 readiness issues could have an adverse impact on the Company. The Company and its affiliates have identified their critical suppliers and are requiring that these suppliers communicate their plans and progress in addressing Year 2000 readiness. The most critical processes provided by third-party suppliers are the Company's bank and transfer agent. The Company's operations may be significantly affected if such providers are ineffective or untimely in addressing Year 2000 issues.

         The Company contacted each of its lessees regarding Year 2000 readiness and has emphasized the need to address Year 2000 issues. Generally, lessees are contractually required to maintain their leased properties in good working order and to make necessary alterations, foreseen or unforeseen, to meet their contractual obligations. Because of those obligations, the Company believes that the risks and costs of upgrading systems related to operations of the buildings and that contain technology affected by Year 2000 issues will generally be absorbed by lessees rather than the Company. The major risk to the Company is that Year 2000 issues have such an adverse effect on the financial condition of a lessee that its ability to meet its lease obligations, including the timely payment of rent, is impaired. In such an event, the Company may ultimately incur the costs for Year 2000 readiness at the affected properties. The potential materiality of any impact is not known at this time.


         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 establishes accounting standards for the way that public business enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products, geographic area and major customers. The statement is effective for financial periods beginning after December 15, 1997; however, SFAS No. 131 does not need to be applied to interim financial statements in 1998. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999. The Company is currently evaluating the impact, if any, of SFAS No. 131 and SFAS No. 133.

                              CAREY DIVERSIFIED LLC



                                     PART II





Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



                    During the quarter ended September 30, 1998 no matters were submitted to a vote of Security Holders.






Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)        Exhibits:

                    None

         (b)        Reports on Form 8-K:

                    During the quarter ended September 30, 1998 the Company was not required to file any report on Form 8-K.

                              CAREY DIVERSIFIED LLC





                                    SIGNATURES






         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CAREY DIVERSIFIED LLC



         11/11/98                      By:  /s/ John J. Park
------------------------                  -------------------------------------
          Date                                  John J. Park
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)


         11/11/98                      By:  /s/ Claude Fernandez
------------------------                  -------------------------------------
          Date                                  Claude Fernandez
                                                Executive Vice President and
                                                Chief Administrative Officer
                                                (Principal Accounting Officer)