Form 10-K405
period 1998-12-31
CAREY DIVERSIFIED LLC
filed 1999-03-30
CIK 1025378

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                      For the year ended December 31, 1998

                                       of

                              CAREY DIVERSIFIED LLC
                                     CD LLC

                      A Delaware Limited Liability Company
                   IRS Employer Identification No. 13-3912578
                            SEC File Number 001-13779

                              50 Rockefeller Plaza,
                            New York, New York 10020
                                 (212) 492-1100

CD LLC has LISTED SHARES registered pursuant to Section 12(g) of the Act.

CD LLC is registered on the New York Stock Exchange.

CD LLC does not have any Securities registered pursuant to Section 12(b) of the Act.

CD LLC is unaware of any delinquent filers pursuant to Item 405 of Regulation
S-K.

CD LLC (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Non-affiliates held 24,511,522 Listed Shares at March 24, 1999.
There are 25,551,794 Listed Shares outstanding at March 24, 1999.

                                     PART I

Item 1. Business.

            Carey Diversified LLC (or the "Company" or "CDC") is a real estate investment company that acquires and owns commercial properties leased to companies nationwide, primarily on a triple net basis. As of December 31, 1998, Carey Diversified's portfolio consisted of 202 properties in the United States and three properties in Europe and totaling more than 20 million square feet.

            Carey Diversified's core investment strategy is to purchase and own properties leased to a variety of companies on a single tenant net lease basis. These leases generally place the economic burden of ownership on the tenant by requiring them to pay the costs of maintenance, insurance, taxes, structural repairs and other operating expenses.

            Carey Diversified also generally seeks to include in its leases:

o clauses providing for mandated rent increases or periodic rent increases tied to increases in the consumer price index or other indices or, when appropriate, increases tied to the volume of sales at the property;

o covenants restricting the activity of the tenant to reduce the risk of a change in credit quality;

o indemnification of Carey Diversified for environmental and other liabilities; and

o     guarantees from parent companies or other entities.

            Carey Diversified was formed as a limited liability company under the laws of Delaware on July 15, 1996. On January 1, 1998, Carey Diversified was consolidated with nine Corporate Property Associates limited partnerships and became the General Partner and owner of over 90% of the limited partnership interests in each partnership. Carey Diversified's shares began trading on the New York Stock Exchange on January 21, 1998 under the symbol "CDC". On July 15, 1998, each CPA? Partnership redeemed the interests of the holdover CPA? limited partners and became the owner of virtually all of the limited partnership interests in the CPA? Partnerships. The former general partners of each partnership have a right to receive a portion of the distributions made by each partnership. As a limited liability company, Carey Diversified is not subject to federal income taxation as long as it satisfies certain requirements relating to its operations.

            Carey Management LLC (the "Manager") provides both strategic and day-to-day management for Carey Diversified, including acquisition services, research, investment analysis, asset management, capital funding services, disposition of assets, investor relations and administrative services. Carey Management also provides office space and other facilities for Carey Diversified. The Manager has dedicated senior executives in each area of its organization so that Carey Diversified functions as a fully integrated operating company.

      Carey Diversified's principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and its telephone number is (212) 492-1100. Carey Diversified's website address is http://www.careydiv.com. As of March 15, 1999, Carey Diversified employed one person. An affiliate of Carey Management employs 82 individuals who perform services for Carey Diversified.

Business Objectives and Strategy

            Carey Diversified's objective is to increase shareholder value and its funds from operations through prudent management of its real estate assets and opportunistic investments. Carey Diversified expects to evaluate a number of different opportunities in a variety of property types and geographic locations and to pursue the most attractive based upon its analysis of the risk/return tradeoffs. Carey Diversified will continue to own properties as long as it believes ownership helps attain its objectives.

            Carey Diversified presently intends to:

      o seek additional investment and other opportunities that leverage core management skills (which include in-depth credit analysis, asset valuation and sophisticated structuring techniques);

      o optimize the current portfolio of properties through expansion of existing properties, timely dispositions and favorable lease modifications;

      o     utilize its size and access to capital to refinance existing debt;
            and

      o     increase its access to capital.

Recent Developments

            During 1998, Carey Diversified purchased properties and entered into net leases with America West Holdings Corporation ("America West"), Federal Express Corporation ("Federal Express") and Eagle Hardware and Garden, Inc. ("Eagle"); purchased a portfolio of seven properties in Houston, Texas and assumed 15 leases, purchased a multi-tenant property in Pantin, France; purchased a property in Mont Saint Aignan, France leased to Tellit Assurance ("Tellit") and purchased and completed a build-to-suit project in Rio Rancho, New Mexico leased to Sprint Spectrum L.P. ("Sprint"). A summary of the transactions is as follows:

            On February 18, 1998, Carey Diversified and an unaffiliated limited liability company, AWHQ LLC, acquired land in Tempe, Arizona as tenants-in-common with 80% and 20% interests, respectively. An office building with an attached parking garage is being constructed on the land pursuant to construction agency and net lease agreements with America West. Total costs are estimated to be $37,000,000. America West has the obligation for any costs in excess of such amount necessary to complete the project. The lease provides for an initial term of 15 years, commencing May 1, 1999, with two five-year renewal terms. Annual rent will initially be equal to total project costs multiplied by 9.2%. Rent increases are scheduled for May 2003 and every five-years thereafter, on a formula indexed to increases in the Consumer Price Index ("CPI"), with each increase capped at 11.77%.

            On March 17, 1998, the Company acquired approximately 46 acres of land in Collierville, Tennessee upon which four office buildings are being constructed. At the end of the construction period, the buildings will be occupied by Federal Express. In connection with the acquisition of the land, Carey Diversified entered into a lease agreement with FEEC II, L.P. ("FEEC") which in turn is the sublessor to Federal Express. The lease between the Company and FEEC provides for a development period ending on the earlier of the completion of the project or November 30, 1999 followed by a twenty-year initial term. The FEEC lease grants the Company an exclusive option to acquire FEEC's leasehold estate in the Federal Express net lease, with such option exercisable at any time after the end of the development period. The option price will be based on a formula indexed to Federal Express' annual rent under its lease with FEEC less all amounts previously advanced by the Company to FEEC for project costs. The Company expects that the total cost, including exercise of the option, will not exceed $77,000,000. The Company intends to exercise its option to assume the Federal Express lease. Federal Express' initial annual rent will be based on the actual costs necessary to complete the build-to-suit project up to a maximum of $6,628,000. Rent increases are scheduled annually and are indexed to increases in the CPI with annual increases limited to 1.7%. The Federal Express lease provides for an initial term of 20 years with two ten-year renewal terms at the option of the tenant.

            On April 23, 1998, the Company acquired a retail property in Bellevue, Washington leased to Eagle, in exchange for 721,695 shares of Carey Diversified. Based on the value of the shares issued, the cost of acquiring the property was $15,065,000. The lease with Eagle has a remaining term of 19 years and currently provides for annual rent of $1,058,000 with annual increases based on a formula indexed to increases in the CPI. In addition, for each lease year, Eagle is required to pay 1.50% of gross sales in excess of a stated amount. Such percentage rents currently approximate $300,000 annually. If gross sales at the Eagle property reach levels of $50,000,000 in any twelve month period, the Company will be obligated to issue the sellers of the property an additional 17,504 shares of Carey Diversified and up to 50,001 shares if gross sales reach $57,500,000.

            On May 27, 1998, the Company, through its 75% majority interest in a newly-formed subsidiary, acquired an office building in Pantin, France, located in the Paris metropolitan area. The purchase price for the property was $10,269,000 and was financed by a limited recourse mortgage loan of $8,343,000. The building is leased to four tenants. Annual rent from these leases approximates $1,007,000. The leases have initial terms of six years and expire between March 2004 and August 2004 with each tenant having a six-year renewal option. The $8,343,000 mortgage loan collateralized by the Pantin property has a 15-year term with 75% of the balance amortizing over that period with a balloon payment of approximately $2,086,000 scheduled on the maturity date. The loan bears annual interest of 5.50% during the first five years with the rate to be reset based on the then prevailing interest rates.

            On June 10, 1998, the Company, through its 75% majority interest in a newly-formed subsidiary, purchased land for $265,000 in Mont Saint Aignan, France upon which an office facility was constructed pursuant to a lease with Tellit. Construction was completed in August 1998 at a total cost of $5,458,000. The Tellit lease has a term of 12 years and provides initially for annual rent of approximately $554,000 with annual rent increases based on increases in the INSEE index. Tellit has an option to terminate the lease at the end of the ninth lease year. The lease obligations of Tellit are unconditionally guaranteed by its parent company, Sun Alliance Assurances S.A., a subsidiary of Royal Sun Alliance Insurance Group plc. In connection with the Tellit property purchase, the subsidiary obtained a limited recourse mortgage of $4,401,000. The loan, has a 15-year term and provides for an annual interest rate at a floating rate of
 .85% above the Paris InterBank Offered Rate to a maximum annual interest rate of 7% during the first five years. 75% of the loan balance will amortize over the term of the loan with a balloon payment of approximately $1,100,000 due on the maturity date.

            On June 15, 1998, the Company acquired a portfolio of seven properties in the Houston, Texas metropolitan area from J. A. Billipp Development Corporation and certain of its affiliates ("Billipp") for $9,845,000 in cash, assumption of $13,593,000 of mortgage debt and 62,474 shares of Carey Diversified with a value of $1,312,000 on that date. In connection with the purchase, Billipp assigned and the Company assumed, as lessor, 15 leases. Annual rents from the assumed leases aggregate approximately $2,345,000. Among the lessees are Sears Roebuck & Co., Chrysler Corporation, Lockheed Martin Corporation, Continental Airlines, Inc. and Honeywell, Inc. The initial lease terms are scheduled to expire between January 1999 and June 2006. Subsequent to the purchase of the properties, the Company paid off $3,097,000 of the mortgage debt assumed. The remaining mortgage debt of $10,496,000 is comprised of three loans. The loans are scheduled to mature between January 2002 and October 2006 at which time balloon payments ranging from $1,442,000 to $4,918,000 will be due. The loans bear annual interest ranging from 7.75% to 9.125% and provide for combined monthly principal and interest payments of $98,000.

            On July 1, 1998, the Company purchased land in Rio Rancho, New Mexico for $1,120,000 upon which a building was constructed pursuant to a construction management agreement with Teleservices Development International LLC ("Teleservices"). In connection with the purchase, Teleservices assigned its lessor's interest in its lease with Sprint Spectrum L.P. ("Sprint") to Carey Diversified. The construction was completed in October 1998 at a total cost of $7,891,000 at which time a ten-year lease with Sprint commenced. The lease provides for two five-year renewal terms with Sprint having an option to terminate the lease on the seventh anniversary of the lease commencement in consideration for an amount equal to all base rent payable for the remainder of the initial term. Annual rent during the initial term is $1,154,000.

            On April 1, 1998 Simplicity Manufacturing, Inc. purchased its leased property in Port Washington, Wisconsin for $9,684,000 pursuant to a purchase option exercised in 1997. Annual cash flow (rent less mortgage debt service on the property) from Simplicity was $934,000.

            Since September 30, 1998, Carey Diversified has purchased an office building in Rouen, France leased to Direction Regional des Affaires Sanitaires et Sociales and sold a property in Pittsburgh Pennsylvania leased to NVR, Inc. On November 16, 1998, Carey Diversified purchased the Rouen property for $2,336,000, of which $1,788,000 was financed by a limited recourse mortgage loan. The lease has a nine-year term and provides for annual rent of $243,000. The NVR property was sold in December 1998 for $12,193,000 pursuant to NVR's exercise of a purchase option. These transactions are described in Note 17 and
Note 11,
respectively, in Item 8. Additionally the Company has obtained $11,000,000 of mortgage financing on the Eagle property.

            During 1998, Carey Diversified obtained a $185,000,000 credit facility from which it has used $129,000,000, including $101,553,000 used to prepay mortgage loans and meet scheduled balloon payments.

Acquisition Strategies

            The Manager has a well-developed process with established procedures and systems for acquiring net leased property. As a result of its reputation and experience in the industry and the contacts maintained by its professionals, the Manager has a presence in the net lease market that has provided it with the opportunity to invest in a significant number of transactions on an ongoing basis. Carey Diversified takes advantage of the Manager's presence in the net lease market to acquire additional properties in transactions with both new and current tenants. In evaluating opportunities for Carey Diversified, the Manager carefully examines the credit, management and other attributes of the tenant and the importance of the property under consideration to the tenant's operations. Careful credit analysis is a crucial aspect of every transaction. Carey Diversified believes that the Manager has one of the most extensive underwriting processes in the industry and has an experienced staff of professionals involved with underwriting transactions. The Manager seeks to identify those prospective tenants whose creditworthiness is likely to improve over time. Carey Diversified believes that the experience of the Manager's management in structuring sale-leaseback transactions to meet the needs of a prospective tenant enables the Manager to obtain a higher return for a given level of risk than would typically be available by purchasing a property subject to an existing lease.

            The Manager's strategy in structuring its net lease investments for Carey Diversified is to:

      (i) combine the stability and security of long-term lease payments, including rent increases, with the appreciation potential inherent in the ownership of real estate;

      (ii)  enhance current returns by utilizing varied lease structures;

      (iii) reduce credit risk by diversifying investments by tenant, type of facility, geographic location and tenant industry; and

      (iv) increase potential returns by obtaining equity enhancements from the tenant when possible, such as warrants to purchase tenant common stock.

Financing Strategies

            Consistent with its investment policies, Carey Diversified uses leverage when available on favorable terms. Carey Diversified has in place a $185,000,000 credit facility, which it has used and intends to continue to use in connection with acquiring additional properties, funding build-to-suit projects and refinancing existing debt. As of December 31, 1998, Carey Diversified also had approximately $139,000,000 in property level debt outstanding. The Manager continually seeks opportunities and considers alternative financing techniques to refinance debt, reduce interest expense or improve its capital structure.

Transaction Origination

            In analyzing potential acquisitions, the Manager reviews and structures many aspects of a transaction, including the tenant, the real estate and the lease, to determine whether a potential acquisition can be structured to satisfy Carey Diversified's acquisition criteria. The aspects of a transaction which are reviewed and structured by the Manager include the following:

      Tenant Evaluation. The Manager subjects each potential tenant to an extensive evaluation of its credit, management, position within its industry, operating history and profitability. The Manager seeks tenants it believes will have stable or improving credit. By leasing properties to these types of tenants, Carey Diversified can generally charge rent that is higher than the rent charged to tenants with recognized credit and, thereby, enhance its current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant's credit does improve, the value of Carey Diversified's properties leased to that tenant will likely increase (if all other factors affecting value remain unchanged). The Manager may also seek to enhance the likelihood of a tenant's lease obligations being satisfied, such as through a letter of credit or a guaranty of lease obligations from the tenant's corporate parent. This credit enhancement provides Carey Diversified with additional financial security.

      Leases with Increasing Rents. The Manager seeks to include clauses in Carey Diversified's leases that provide for increases in rent over the term of the leases. These increases are generally tied to increases in certain indices such as the consumer price index, in the case of retail stores, participation in gross sales above a stated level, mandated rental increases on specific dates and through other methods. Carey Diversified seeks to avoid entering into leases that provide for contractual reductions in rents during their primary term (other than reductions related to reductions in debt service).

      Properties Important to Tenant Operations. The Manager, on behalf of Carey
            Diversified, generally seeks to acquire properties with operations that are essential or important to the ongoing operations of the tenant. Carey Diversified believes that these properties provide better protection in the event that tenants file for bankruptcy, because leases on properties essential or important to the operations of a bankrupt tenant are less likely to be rejected and terminated by a bankrupt tenant. The Manager also seeks to assess the income, cash flow and profitability of the business conducted at the property, so that, if the tenant is unable to operate its business, Carey Diversified can either continue operating the business conducted at the property or re-lease the property to another entity in the industry which can operate the property profitably.

      Lease Provisions that Enhance and Protect Value. When appropriate, the
            Manager attempts to include provisions in Carey Diversified's leases that require Carey Diversified's consent to certain tenant activities or require the tenant to satisfy certain operating tests. These provisions include, for example, operational and financial covenants of the tenant, prohibitions on a change in control of the tenant and indemnification from the tenant against environmental and other contingent liabilities. Including these provisions in its leases enables Carey Diversified to protect its investment from changes in the operating and financial characteristics of a tenant that may impact its ability to satisfy its obligations to Carey Diversified or could reduce the value of Carey Diversified's Properties.

      Diversification. The Manager tries to diversify Carey Diversified's portfolio of properties to avoid dependence on any one particular tenant, type of facility, geographic location and tenant industry. By diversifying its portfolio, Carey Diversified reduces the adverse effect on Carey Diversified of a single underperforming investment or a downturn in any particular industry or geographic location.

            The Manager employs a variety of other strategies and practices in connection with Carey Diversified's acquisitions. These strategies include attempting to obtain equity enhancements in connection with transactions. Typically, these equity enhancements involve warrants to purchase stock of the tenant to which the property is leased or the stock of the parent of the tenant. In certain instances, Carey Diversified grants to the tenant a right to purchase the property leased by the tenant, but generally the option purchase price will be not less than the fair market value of the property. The Manager's practices include performing evaluations of the physical condition of properties and performing environmental surveys in an attempt to determine potential environmental liabilities associated with a property prior to its acquisition.

            As a transaction is structured, it is evaluated by the Chairman of the Investment Committee with respect to the potential tenant's credit, business prospects, position within its industry and other characteristics important to the long-term value of the property and the capability of the tenant to meet its lease obligations. Before a property is acquired, the transaction is reviewed by the Investment Committee to ensure that it satisfies Carey Diversified's investment criteria. Aspects of the transaction that are typically reviewed by the Investment Committee include the expected financial returns, the creditworthiness of the tenant, the real estate characteristics and the lease terms.

            The Investment Committee is not directly involved in originating or negotiating potential acquisitions, but instead functions as a separate and final step in the acquisition process. The Manager places special emphasis on having experienced individuals serve on its Investment Committee and does not invest in a transaction unless it is approved by the Investment Committee.

            Carey Diversified believes that the Investment Committee review process gives it a unique, competitive advantage over other unaffiliated net lease companies because of the substantial experience and perspective that the Investment Committee has in evaluating the blend of corporate credit, real estate and lease terms that combine to make an acceptable risk.

            The following people serve on the Investment Committee:

      George E. Stoddard, Chairman, was formerly responsible for the direct corporate investments of The Equitable Life Assurance Society of the United States and has been involved with the CPA(R) Programs for over 19 years.

      Frank J. Hoenemeyer, Vice Chairman, was formerly Vice Chairman, Director and Chief Investment Officer of The Prudential Insurance Company of America. As Chief Investment Officer, Mr. Hoenemeyer was responsible for all of Prudential's investments, including stocks, bonds, private placements, real estate and mortgages.

      Nathaniel S. Coolidge previously served as Senior Vice President - Head of
            Bond & Corporate Finance Department of the John Hancock Mutual Life Insurance Company. His responsibilities included overseeing $21 billion of fixed income investments for Hancock, its affiliates and outside clients.

      Lawrence R. Klein is Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania and its Wharton School. Dr. Klein has been awarded the Alfred Nobel Memorial Prize in Economic Sciences and currently advises various governments and government agencies. Dr. Klein serves as an alternate member of the Investment Committee

Asset Management

            Carey Diversified believes that effective management of net lease assets is essential to maintain and enhance property values. Important aspects of asset management include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling properties and knowledge of the bankruptcy process.

            The Manager monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of its Properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the Properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. The Manager reviews financial statements of its tenants and undertakes regular physical inspections of the condition and maintenance of its Properties. Additionally, the Manager periodically analyzes each tenant's financial condition, the industry in which each tenant operates and each tenant's relative strength in its industry.

Competition

            Carey Diversified faces competition for the acquisition of office and industrial properties in general, and such properties net leased to major corporations in particular, from insurance companies, credit companies, pension funds, private individuals, investment companies and REITs. Carey Diversified also faces competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. Carey Diversified believes its management's experience in real estate, credit underwriting and transaction structuring will allow Carey Diversified to compete effectively for office and industrial properties.

Environmental Matters

            Under various federal, state and local environmental laws, regulations and ordinances, current or former owners of real estate, as well as certain other categories of parties, may be required to investigate and clean up hazardous or toxic chemicals, substances or waste or petroleum product or waste (collectively, "Hazardous Materials") releases on, under, in or from such property, and may be held liable to governmental entities or to third parties for certain damage and for investigation and cleanup costs incurred by such parties in connection with the release or threatened release of Hazardous Materials. Such laws typically impose responsibility and liability without regard to whether the owner knew of or was responsible for the presence of Hazardous Materials, and the liability under such laws has been interpreted to be joint and several under certain circumstances. Carey Diversified's leases often provide that the tenant is responsible for all environmental liability and for compliance with environmental regulations relating to the tenant's operations.

            Carey Diversified typically undertakes an investigation of potential environmental risks when evaluating an acquisition. Phase I assessments are performed by independent environmental consulting and engineering firms for all acquisitions. Where warranted, Phase II assessments are performed. Phase I assessments do not involve subsurface testing, whereas Phase II assessments involve some degree of soil and/or groundwater testing. Carey Diversified may acquire a property which is known to have had a release of Hazardous Materials in the past, subject to a determination of the level of risk and potential cost of remediation. Carey Diversified normally requires property sellers to fully indemnify it against any environmental problem existing as of the date of purchase. Additionally, Carey Diversified often structures its leases to require the tenant to assume most or all responsibility for environmental compliance or environmental remediation relating to the tenants operations and to provide that non-compliance with environmental laws is deemed a lease default. In certain instances, Carey Diversified may also require a cash reserve, a letter of credit or a guarantee from the tenant, the tenant's parent company or a third party to assure lease compliance and funding of remediation. The value of any of these protections depends on the amount of the collateral and/or financial strength of Carey Diversified providing the protection. Such a contractual arrangement does not eliminate Carey Diversified's statutory liability or preclude claims against Carey Diversified by governmental authorities or persons who are not a party to such an arrangement. Contractual arrangements in Carey Diversified's leases may provide a basis for Carey Diversified to recover from the tenant damages or costs for which Carey Diversified has been found liable.

            Some of the properties are located in urban and industrial areas where fill or current or historic industrial uses of the areas may have caused site contamination at the properties. In addition, Carey Diversified is aware of environmental conditions at certain of the properties that require some degree of remediation. All such environmental conditions are primarily the responsibility of the respective tenants under their leases. Carey Diversified and its consultants estimate that the majority of the aggregate cost of addressing environmental conditions known to require remediation at the properties is covered by existing letters of credit and corporate guarantees. Carey Diversified believes that its tenants are taking or will soon be taking all required remedial action with respect to any material environmental conditions at the properties. However, Carey Diversified could be responsible for some or all of these costs if one or more of the tenants fails to perform its obligations or to indemnify Carey Diversified. Furthermore, no assurance can be given that the environmental assessments that have been conducted at the properties disclosed all environmental liabilities, that any prior owner did not create a material environmental condition not known to the Company, or that a material condition does not otherwise exist as to any of the properties.

Operating Segments

            Carey Diversified operates in two operating segments, real estate operations, with investments in the United States and Europe, and hotel operations. For the year ended December 31, 1998, no lessee represented 10% or more of the total operating revenue of Carey Diversified.

Factors Affecting Future Operating Results

            The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") became effective in December 1995. The Act provides a "safe harbor" for companies which make forward-looking statements providing prospective information. The "safe harbor" under the Act relates to protection for companies with respect to litigation filed on the basis of such forward-looking statements.

            Carey Diversified wishes to take advantage of the "safe harbor" provisions of the Act and is therefore including this section in its Annual Report on Form 10-K. The statements contained in this Annual Report, if not historical, are forward-looking statements and involve risks and uncertainties which are described below that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. These statements are identified with the words "anticipated," "expected," "intends," "seeks" or "plans" or words of similar meaning. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results or occurrences.

            Carey Diversified's future results may be affected by certain risks and uncertainties including the following:

Single Tenant Leases Increases Exposure to Failure of Tenant

            We focus our acquisition activities on net leased real properties or interests therein. Due to the fact that our net leased real properties are leased to single tenants, the financial failure of or other default by a tenant resulting in the termination of a lease is likely to cause a reduction in the operating cash flow of Carey Diversified and might decrease the value of the property leased to such tenant.

Dependence on Major Tenants

            Revenues from several of our tenants and/or their guarantors constitute a significant percentage of our consolidated rental revenues. Our five largest tenants/guarantors, which occupy 11 properties, represent 23% of annualized revenues. The default, financial distress or bankruptcy of any of the tenants of such Properties could cause interruptions in the receipt of lease revenues from such tenants and/or result in vacancies in the respective Properties, which would reduce our revenues until the affected property is re-let, and could decrease the ultimate sale value of each such property. Upon the expiration of the leases that are currently in place with respect to these Properties, we may not be able to re-lease the vacant property at a comparable lease rate or without incurring additional expenditures in connection with such re-leasing.

There Are No Limits on the Amounts We Can Borrow

            We have incurred, and may continue to incur, indebtedness (secured and unsecured) in furtherance of our activities. Neither the Operating Agreement nor any policy statement formally adopted by the Board of Directors limits either the total amount of indebtedness or the specified percentage of indebtedness (based upon the total market capitalization of Carey Diversified) which may be incurred. Accordingly, we could become more highly leveraged, resulting in increased risk of default on our obligations and in an increase in debt service requirements which could adversely affect our financial condition and results of operations and our ability to pay distributions. Our current unsecured revolving credit facility with Chase Manhattan Bank, as agent, contains various covenants which limit the amount of secured and unsecured indebtedness we may incur.

Possible Inability to Refinance Balloon Payment on Mortgage Debt

            A significant number of our properties are subject to mortgages with balloon payments. Scheduled balloon payments for the next five years are as follows:

1999   -   $ 8 million;
2001   -   $13 million;
2003   -   $ 3 million;

Our credit facility matures in 2001. As of December 31, 1998, the Company had $129,000,000 drawn from the line of credit. An additional $29,000,000 was drawn from the line of credit through March 22, 1999. Our ability to make such balloon payments will depend upon our ability either to refinance the mortgage related thereto, invest additional equity in the property or to sell the related property. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available mortgage rates, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties and tax laws.

There are Uncertainties Relating to Lease Renewals and Re-letting of Space

            We will be subject to the risks that, upon expiration of leases, the premises may not be re-let or the terms of re-letting (including the cost of concessions to tenants) may be less favorable than current lease terms. If we are unable to re-let promptly all or a substantial portion of our properties or if the rental rates upon such re-letting were significantly lower than current rates, our net income and ability to make expected distributions to our shareholders would be adversely affected. There can be no assurance that we will be able to retain tenants in any of our properties upon the expiration of their leases. Our scheduled lease expirations, as a percentage of annualized revenues for the next five years, are as follows:

1999   -   3%
2000   -   2%
2001   -   3%
2002   -   1%
2003   -   4%

Possible Liability Relating to Environmental Matters

            We own industrial and commercial properties and are subject to the risk of liabilities under federal, state and local environmental laws. Some of these laws could impose the following on Carey Diversified:

o Responsibility and liability for the cost of investigation and removal or remediation of hazardous substances released on our property, generally without regard to our knowledge or responsibility of the presence of the contaminants;

o Liability for the costs of investigation and removal or remediation of hazardous substances at disposal facilities for persons who arrange for the disposal or treatment of such substances; and

o Potential liability for common law claims by third parties based on damages and costs of environmental contaminants.

We May be Unable to Make Acquisitions on an Advantageous Basis

            A significant element of our business strategy is the enhancement of our portfolio through acquisitions of additional properties. The consummation of any future acquisition will be subject to satisfactory completion of our extensive analysis and due diligence review and to the negotiation of definitive documentation. There can be no assurance that we will be able to identify and acquire additional properties or that we will be able to finance acquisitions in the future. In addition, there can be no assurance that any such acquisition, if consummated, will be profitable for us. If we are unable to consummate the acquisition of additional properties in the future, there can be no assurance that we will be able to increase the cash available for distribution to our shareholders.

We May Suffer Uninsured Loss

            We require most of our tenants to carry comprehensive liability, fire, extended coverage [and carry rent loss insurance] on most of our Properties, with policy specifications and insured limits customarily carried for similar properties. Carey Diversified carries similar insurance coverages for properties if the tenant is not required to do so. Carey Diversified also has obtained contingent property and liability coverages. However, there are certain types of losses (such as due to wars or acts of God) that generally are not insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we could lose capital invested in a property, as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. Any such loss would adversely affect our financial condition. We believe that the Properties are adequately insured in accordance with industry standards.

Changes in Market Interest Rates Could Cause Our Stock Price to Go Down

            The trading prices of equity securities issued by real estate companies have historically been affected by changes in broader market interest rates, with increases in interest rates resulting in decreases in trading prices, and decreases in interest rates resulting in increases in such trading prices. An increase in market interest rates could therefore adversely affect the trading prices of any equity securities issued by us.

We Face Intense Competition

            The real estate industry is highly competitive. Our principal competitors include national REITs, many of which are substantially larger and have substantially greater financial resources than us.

The Value of our Real Estate is Subject to Fluctuation

            We are subject to all of the general risks associated with the ownership of real estate. In particular, we face the risk that rental revenue from the properties will be insufficient to cover all corporate operating expenses and debt service payments on indebtedness we incur. Additional real estate ownership risks include:

o     Adverse changes in general or local economic conditions,

o     Changes in supply of or demand for similar or competing properties,

o     Changes in interest rates and operating expenses,

o     Competition for tenants,

o     Changes in market rental rates,

o     Inability to lease properties upon termination of existing leases,

o     Renewal of leases at lower rental rates,

o Inability to collect rents from tenants due to financial hardship, including bankruptcy

o Changes in tax, real estate, zoning and environmental laws that may have an adverse impact upon the value of real estate,

o     Uninsured property liability, property damage or casualty losses,

o Unexpected expenditures for capital improvements or to bring properties into compliance with applicable federal, state and local laws, and

o     Acts of God and other factors beyond the control of our management.

Our Systems May Not Be Year 2000 Compliant

            The "Year 2000 issue" refers to the series of problems that have resulted or may result from the inability of certain computer software and embedded processes to properly process dates. Substantially This shortcoming could result in the failure of major systems or miscalculations causing major disruptions to business operations. The Company has no computer systems of its own, but is dependent upon the systems maintained by an affiliate of its Manager and certain other third parties including its bank and transfer agent.

            The Company and its affiliates are actively evaluating their readiness relating to the Year 2000 issue. In 1998, the Company, its Manager, and affiliates commenced an assessment of their local area network of personal computers and related equipment and are in the process of replacing or upgrading the equipment that has been identified as not being Year 2000 compliant. The program is expected to be substantially completed in the second quarter of 1999. The Company and its affiliates have also engaged outside consultants experienced in detecting and addressing Year 2000 issues, and they currently are remediating certain of the affiliate's applications and systems.

            At the same time, the Company, its Advisor, and affiliates are evaluating their applications software, all of which are commercial "off the shelf" programs that have not been customized. During 1998, the Company commenced a project to select a comprehensive integrated real estate accounting and asset management software package to replace its existing applications. A commercial Windows-based integrated accounting and asset management based application is being tested and installation is scheduled to be completed during the third quarter of 1999. This software has been designed to use four digits to define a year. Because the Company's primary operations consist of investing in and receiving rents on long-term net leases of real estate, while the failure of the Manager and its affiliates to correct fully Year 2000 issues could disrupt its administrative operations, the resulting disruptions would not likely have a material impact on the Company's results of operations, financial condition or liquidity.

            Contingency plans to address potential disruptions are in the process of being developed. The Company's share of costs associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The Company's share of the estimated total cost of the Year 2000 project is expected to be approximately $280,000, of which $215,000 have been incurred to date.

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

We Depend on Key Personnel for Our Future Success

            We depend on the efforts of the executive officers and key employees of the merger. The loss of the services of these executive officers and key employees could have a material adverse effect on our operations.

            The risk factors may have affected, and in the future could affect, our actual operating and financial results and could cause such results to differ materially from those in any forward-looking statements. You should not consider this list exhaustive. New risk factors emerge periodically, and we cannot completely assure you that the factors we describe above list all material risks to Carey Diversified at any specific point in time. We have disclosed many of the important risk factors discussed above in our previous filings with the Securities and Exchange Commission.

Item 2. PROPERTIES

Set forth below is certain information relating to the Company's properties owned as of March 15, 1999:

                                          Property                   Square        Current       Increase      Lease        Maximum
Lessee/Guarantor                          Location                  Footage      Annual Rent      Factor     Expiration       Term
------------------------------------------------------------------------------------------------------------------------------------
Dr Pepper Bottling Company of Texas       Irving, TX                    459,497
                                          Houston, TX                   262,450
                                                                -----------------------------
                                                                        721,947    $3,998,000     CPI         Jun-14        Jun-14

Detroit Diesel Corporation                Detroit, MI                 2,730,750     3,658,060     PPI         Jun-10        Jun-30

Sybron International Corporation          Dubuque, IA                   144,300       496,161
                                          Glendora, CA                   25,000       404,401
                                          Portsmouth, NH                 95,000       588,285
                                          Rochester, NY                 221,600     1,079,369
                                          Romulus, MI                   220,000     1,058,694
                                                                ------------------------------
                                                                        705,900     3,626,910     CPI         Dec-13        Dec-38

Gibson Greetings, Inc.                    Cincinnati, OH                593,340
                                          Berea, KY                     601,500
                                                                -----------------------------
                                                                      1,194,840     3,100,000    Stated       Nov-13        Nov-23

Livho, Inc.                               Livonia, MI                   158,000     2,923,038    Stated       Jan-08        Jan-28

Quebecor Printing Inc.                    Doraville, GA                 432,559     1,522,498     CPI         Dec-09        Dec-34
                                          Olive Branch, MS              270,500       980,643     CPI         Jun-08        Jun-33
                                                                -----------------------------
                                                                        703,059     2,503,141

Furon Company                             New Haven, CT                 110,389
                                          Mickleton, NJ                  86,175
                                          Aurora, OH                    147,848
                                          Mantua, OH                    150,544
                                          Bristol, RI                   105,642
                                          Aurora, OH                     26,692
                                                                -----------------------------
                                                                        627,290     2,416,050     PPI         Jul-12        Jul-37

AutoZone, Inc.                            31 Locations:                 185,990     1,321,568   % Sales       Jan-11        Feb-26
                                          NC, TX, AL, GA,
                                          IL, LA, MO
AutoZone, Inc.                            13 Locations:                  70,425       393,599   % Sales       Aug-12        Aug-37
                                          FL, LA, MO,
                                          NC, TN
AutoZone, Inc.                            11 Locations:                 54,000        524,390   % Sales       Aug-13        Aug-38
                                          FL, GA, NM,
                                          SC, TX
                                                                -----------------------------
                                                                        310,415     2,239,557(5)

                                          Property                   Square        Current       Increase      Lease        Maximum
Lessee/Guarantor                          Location                  Footage      Annual Rent      Factor     Expiration       Term
------------------------------------------------------------------------------------------------------------------------------------
Thermadyne Holdings Corp.                 Industry, CA                  325,800    $2,234,191     CPI         Feb-10        Feb-35

The Gap, Inc.                             Erlanger, KY                  391,000     1,252,636     CPI         Feb-03        Feb-43
                                          Erlanger, KY                  362,750       952,749     CPI         Feb-03        Feb-43
                                                                -----------------------------
                                                                        753,750     2,205,385

Orbital Sciences Corporation              Chandler, AZ                  280,000     2,153,740     CPI         Sep-09        Sep-29

Copeland Beverage, Inc.                   Los Angeles, CA               390,000     1,800,000     CPI         Apr-07        Apr-07

United States Postal Service              Bloomingdale, IL              116,000     1,089,982    Stated       Apr-06        Apr-06
Comark Inc.                               Bloomingdale, IL               36,967       268,396    Stated       May-00        May-00
                                                                -----------------------------
                                                                        152,967     1,358,378

Lockheed Martin Corporation               King of Prussia, PA            88,578       974,358    Market       Jul-03        Jul-08
                                          Glen Burnie, MD                45,804       333,333    Stated       Apr-01        Apr-21
                                                                -----------------------------
                                                                        134,382     1,307,691

AP Parts International, Inc.              Toledo, OH                  1,160,000     1,617,252     CPI         Dec-07        Dec-22

Unisource Worldwide, Inc.                 Commerce, CA                  411,579     1,292,800    Stated       Apr-10        Apr-30
                                          Anchorage, AK                  44,712       312,700    Stated       Dec-09        Dec-29
                                                                -----------------------------
                                                                        456,291     1,605,500

Brodart Company                           Williamsport, PA              309,030
                                          Williamsport, PA              212,201
                                                                -----------------------------
                                                                        521,231     1,519,229     CPI         Jun-08        Jun-28

Cleo Inc/CSS Industries, Inc..            Memphis, TN                 1,006,566     1,500,000     CPI         Dec-05        Dec-15

Peerless Chain Company                    Winona, MN                    357,760     1,463,425     CPI         Jun-11        Jun-26

Information Resources, Inc.               Chicago, IL                   159,600
                                          Chicago, IL                    92,400
                                                                -----------------------------
                                                                        252,000     1,457,934(6)  CPI         Oct-10        Oct-15

Red Bank Distribution, Inc.               Cincinnati, OH                589,150     1,400,567     CPI         Jul-15        Jul-35

High Voltage Engineering Corp.            Lancaster, PA                  70,712       679,088
                                          Sterling, MA                   70,000       649,544
                                                                -----------------------------
                                                                        140,712     1,328,632     CPI         Nov-13        Nov-30

Duff-Norton Company, Inc.                 Forrest City, AR              265,000      1,164,280    CPI         Dec-12        Dec-32

Sprint Spectrum, Inc.                     Albuquerque, NM                74,714     1,154,331     CPI         Sep-08        Sep-08


Eagle Hardware & Garden, Inc.             Bellevue, WA                  127,360     1,086,864(5)  CPI &       Sep-17        Sep-17
                                                                                                 %sales

                                          Property                   Square        Current       Increase      Lease        Maximum
Lessee/Guarantor                          Location                  Footage      Annual Rent      Factor     Expiration       Term
------------------------------------------------------------------------------------------------------------------------------------
Lockheed Martin Services Group            Houston, TX                    60,364    $  526,270    Stated       Jul-04        Jul-04
Johnson Engineering Corporation           Houston, TX                    48,214       476,964    Stated       Jun-03        Jun-03
                                                                -----------------------------
                                                                        108,578     1,003,234

DeVlieg-Bullard, Inc.                     McMinnville, TN               276,991
                                          Frankenmuth, MI               132,400
                                                                -----------------------------
                                                                        409,391        953,803    CPI         Apr-06        Apr-26

Anthony's Manufacturing Company,          San Fernando, CA               95,420
Inc.                                      San Fernando, CA                7,220
                                          San Fernando, CA               40,285
                                          San Fernando, CA               39,920
                                                                -----------------------------
                                                                        182,845       945,444     CPI         May-07        May-12

United Stationers Supply Company          New Orleans, LA                59,000
                                          Memphis, TN                    75,000
                                          San Antonio, TX                63,321
                                                                -----------------------------
                                                                        197,321       915,834     CPI         Mar-10        Mar-30

Wal-Mart Stores, Inc.                     West Mifflin, PA              118,125       891,129     CPI         Jan-07        Jan-37

Hotel Corporation of America              Topeka, KS                    117,590       842,184    Stated       Sep-03        Sep-03

Pre Finish Metals Incorporated            Walbridge, OH                 313,704       828,506     CPI         Jun-03        Jun-28

IMO Industries, Inc.                      Garland, TX                   150,203       822,750    Stated       Sep-02        Sep-07

Continental Casualty Company              College Station, TX            97,567       771,666    Stated       Dec-99        Oct-03

Verifications Nationales et
Internationales des Imports (2)           Pantin, France

National Pour L'Emploi (2)                Pantin, France

Direction Departmentale du Travail et
de L'Equipment (2)                        Pantin, France

Hoechst Roussel Vet (2)                   Pantin, France
                                                                -----------------------------
                                                                         51,714       755,358   INSEE(4)      Jun-04        Jun-04

Winn-Dixie Stores, Inc.                   Montgomery, AL                 32,690       191,534   % Sales       Mar-08        Mar-38
                                          Panama City, FL                34,710       170,399   % Sales       Mar-08        Mar-38
                                          Leeds, AL                      25,600       144,713   % Sales       Mar-04        Mar-34
                                          Bay Minette, AL                34,887       128,472   % Sales       Jun-07        Jun-37
                                          Brewton, AL                    30,625       134,500   % Sales       Oct-10        Oct-30
                                                                ------------------------------
                                                                        158,512       769,618(5)

AT&T Corporation                          Bridgeton, MO                  55,810       757,846    Stated       Nov-01        Nov-11


                                        Property                   Square        Current       Increase      Lease        Maximum
Lessee/Guarantor                        Location                  Footage      Annual Rent      Factor     Expiration       Term
----------------------------------------------------------------------------------------------------------------------------------
NV Ryan, Inc..                          Thurmont, MD                  150,468
                                        Farmington, NY                 29,273
                                                              -----------------------------
                                                                      179,741    $  729,114       CPI         Mar-14        Mar-30

Harcourt General, Inc.                  Burnsville, MN                 31,837       467,500     % Sales       Jul-06        Jul-31
                                        Canton, MI                     29,818       233,750     % Sales       Jul-05        Jul-30
                                                              -----------------------------
                                                                       61,655       701,250(5)

KSG, Inc.                               St. Louis, MO                148,100        690,849       CPI          (9)

Bell South Entertainment, Inc.          Ft. Lauderdale, FL             80,540       655,066(10)    CPI        Jul-06        Jul-09

Family Dollar Service, Inc.             Salisbury, NC                 311,182       662,400      Stated       Jan-00        Jan-00

Motorola, Inc.                          Urbana, IL                     46,350       600,000      Stated        (9)

Various                                 Broomfield, CO                 60,660       267,491       CPI         May-02        May-02
                                        Broomfield, CO                 40,440       268,122       CPI         Dec-01        Dec-01
                                                              ------------------------------
                                                                      101,100       535,613

Western Union Financial Services, Inc.  Bridgeton, MO                  78,080       573,221      Stated       Nov-01        Nov-11

Exide Electronics Corporation           Raleigh, NC                    27,770       572,130       CPI         Jul-06        Jul-06

Lockheed Martin Corporation             Oxnard, CA                   142,796        369,600      Stated       Aug-00        Aug-02
Merchants Home Delivery, Inc.           Oxnard, CA                    22,716        189,000(10)  Stated       Jan-04        Jan-14
                                                              -----------------------------
                                                                     165,512        558,600

United Space Alliance LLC               Webster, TX                   88,200        505,020      Stated       Sep-06        Sep-06
Caleb Brett USA, Inc.                   Webster, TX                    3,600         34,992      Stated       Jun-00        Jun-00
                                                              -----------------------------
                                                                      91,800        540,012

Excel Communications, Inc.              Reno, NV                       53,158       532,802      Stated       Dec-06        Dec-20

Stoody Deloro Stellite, Inc./           Goshen, IN                     54,270       500,212       CPI         Feb-10        Feb-35
DS Group Limited
Wozniak Industries, Inc.                Schiller Park, IL              84,197       497,400      Stated       Aug-05        Dec-23

Titan Corporation                       San Diego, CA                 166,403       485,084(7)     CPI        Jul-07        Jul-31

Swiss-M-Tex, L.P.                       Travelers Rest, SC            178,693       480,000       CPI         Aug-07        Aug-17

CSK Auto, Inc.                          Denver, CO                      8,129        58,910       CPI         Jan-08        Jan-38
                                        Glendale, AZ                    3,406        66,720       CPI         Jan-02        Jan-22
                                        Apache Junction, AZ             5,055        49,348       CPI         Jan-02        Jan-22
                                        Casa Grande, AZ                11,588        64,590       CPI         Jan-02        Jan-22
                                        Scottsdale, AZ                  8,000       135,100       CPI         Jan-02        Jan-22
                                        Mesa, AZ                        3,401        68,304       CPI         Jan-02        Jan-22
                                                              -----------------------------
                                                                       39,579       442,972

                                          Property                   Square        Current       Increase      Lease        Maximum
Lessee/Guarantor                          Location                  Footage      Annual Rent      Factor     Expiration       Term
------------------------------------------------------------------------------------------------------------------------------------
Tellit Assurances (2)                     Rouen, France                  27,593    $  415,283    INSEE(4)     Aug-04        Aug-09

Childtime Childcare, Inc.                 12 Locations:                  83,694       413,638(8)   CPI        Jan-16        Jan-41
                                          AZ, CA, MI,TX

Petrocon Engineering, Inc.                Beaumont, TX                   48,700       363,516    Stated       Jan-99        Jan-00
Olmstead Kirk Paper Company               Beaumont, TX                    5,760        36,000    Stated       Jan 03        Jan 03
                                                                -----------------------------
                                                                         54,460       399,516

Yale Security Inc.                        Lemont, IL                    130,000       399,000    Stated       Apr-11        Apr-11

Penn Crusher Corporation                  Cuyahoga Falls, OH             80,445       197,234
                                          Broomall, PA                   22,810       180,000
                                                                -----------------------------
                                                                        103,255       377,234    Market       Jan-05        Jan-20

B&G Contract Packaging, Inc.              Maumelle, AR                  160,000       339,120    Stated       Dec-99        Dec-03

Honeywell, Inc.                           Houston, TX                    32,320       211,200
Honeywell, Inc. (2 acres land)            Houston, TX                                 124,284
                                                                -----------------------------
                                                                         32,320       335,484    Stated       Sep-02        Sep-02

Adaptive Controls, Inc.                   Houston, TX                    18,058       104,280    Stated       Nov-00        Nov-00
AdPlex, Inc.                              Houston, TX                    13,698        92,280    Stated       May-01        May-01
Work Ready, Inc                           Houston, TX                     7,306        59,640    Stated       Aug-01        Aug-01
Chrysler Corporation                      Houston, TX                     7,248        18,844    Stated       Apr-99        Apr-99
The Terminex International Company, Inc.  Houston, TX                     3,330        25,980    Stated       Sep-00        Sep-00
                                                                -----------------------------
                                                                         49,640       301,024

Kobacker Stores, Inc.                     Fontana, CA                     4,500
                                          Rialto, CA                      4,500
                                          Reynoldsburg, OH                3,840
                                          Tallmadge, OH                   4,000
                                          Anderson, IN                    4,500
                                          Cuyahoga Falls, OH              3,792
                                          Marion, OH                      3,900
                                          Fremont, OH                     4,000
                                          Merced, CA                      4,500
                                          Sacramento, CA                  4,400
                                          Stockton, CA                    4,500
                                          Sacramento, CA                  4,400
                                                                -----------------------------
                                                                         50,832       267,314     None        Dec-06        Dec-36

Sears Roebuck and Co.                     Houston, TX                    21,069       200,372    Stated       Sep-05        Sep-05
Bike Barn Holding Company, Inc.           Houston, TX                     6,216        59,160    Stated       Aug-05        Aug-05
                                                                -----------------------------
                                                                         27,285       259,532
Direction Regional des Affaires
Sanitaires et Sociales (3)                Rouen, France                  25,228       239,122   INSEE(4)      Oct-04        Oct-04

Bell Atlantic Corporation                 Milton, VT                     30,624       231,000    Stated       Feb-03        Feb-13

                                       Property                   Square        Current          Increase      Lease        Maximum
Lessee/Guarantor                       Location                  Footage      Annual Rent         Factor     Expiration       Term
------------------------------------------------------------------------------------------------------------------------------------
Northern Tube, Inc.                    Pinconning, MI                220,588      $219,282        CPI         Dec-07        Dec-22

Penberthy Products, Inc.               Prophetstown, IL              161,878       209,507        CPI         Apr-06        Apr-26

Allied Plywood Corporation             Manassas, VA                   60,446       200,683       Stated       Mar-02        Mar-02

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
                                                             -----------------------------
                                                                      81,387       180,000        None        Dec-16        Dec-36

Sunds Defibrator Woodhandling, Inc.    Carthage, NY                   76,000       144,239        CPI         Aug-05        Jul-07

Federal Express Corporation            Corpus Christi, TX             30,212        79,160       Market       May-99        May-09
                                       College Station, TX            12,080        63,610       Market       Feb-02        Feb-09
                                                             -----------------------------
                                                                      42,292       142,770

Continental Airlines, Inc.             Houston, TX                    25,125       132,000       Stated       Jul-03        Jul-03

Pepsi-Cola Metropolitan Bottling
Company, Inc.                          Houston, TX                    17,725        99,899       Stated       Oct-04        Oct-04

Popular Stores, Inc.                   Scottsdale, AZ                 11,800        94,266(5)   % Sales       Jul-00        Jul-10

Stair Pans of America, Inc.            Fredericksburg, VA             45,821        92,055       Stated       Jul-07        Jul-07

Lockheed Martin Services.              Webster, TX                    10,960        82,200       Stated       Jul-00        Jul-00

Lutz Bagels LLC                        Canton, OH                      4,800        76,800       Stated       Dec-07        Dec-17

Penn Virginia Coal Company             Duffield, VA                   12,804        74,000        CPI         Nov-04        Nov-04

Cents Stores, Inc.                     Mesa, AZ                       11,039        55,485       Stated       Jan-13        Jan-13

Family Bargain Center                  Colville, WA                   15,300        50,733        CPI         Jan-00        Jan-15

The Crafters Mall, Inc.                Glendale, AZ                   11,760        47,964        None      Quarterly
                                                                                                             Renewals

Capin Mercantile Corporation           Silver City, NM                11,280        36,660        None        May-00        May-05

Kinko's of Ohio, Inc.                  Canton, OH                      1,700        26,010(5)   % Sales       Aug-00        Aug-10

Reclamation Foods, Inc.                Apache Junction, AZ             9,945        24,029        CPI         Jun-01        Jun-06

Wexler & Wexler                        New Orleans, LA                 1,641        19,692(5)   % Sales       Oct-05        Oct-15

Scallon's Carpet Castle, Inc.          Casa Grande, AZ                 3,134        18,480       Stated       Dec-03        Dec-03

                                          Property                   Square        Current       Increase      Lease        Maximum
Lessee/Guarantor                          Location                  Footage      Annual Rent      Factor     Expiration       Term
------------------------------------------------------------------------------------------------------------------------------------
Arthur L. Jones                           Greensboro, NC                  1,700    $    3,575     CPI         Apr-99        Apr-01

Alpena Holiday Inn                        Alpena, MI                     96,333       785,530(1)

Petoskey Holiday Inn                      Petoskey, MI                   83,462       383,469(1)


(1) The Company operates a hotel business at this property. Dollar amounts are net operating income for 1998 for the hotel business.

(2) CD owns 75% of this property and rents are collected in French Francs, conversion rate at December 31, 1998 used.

(3) CD owns 99% of this property and rents are collected in French Francs, conversion rate at December 31, 1998 used.

(4) INSEE construction index, an index published quarterly by the French Government.

(5)   Current annual rent amount before any percentage of sales rent.

(6) Current annual rent represents the 33.33% ownership interest in this property.

(7) Current annual rent represents the 18.54% ownership interest in this property.

(8) Current annual rent represents the 33.93% ownership interest in this property.

(9)   Purchase option has been exercised by the lessee.

(10)  Annualized rent for leases commencing after April 1, 1999.

Item 3. Legal Proceedings.

            As of the date hereof, the Company is not a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

            No matter was submitted during the fourth quarter of the year ended December 31, 1998 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      Listed Shares are listed on the New York Stock Exchange. Trading commenced on January 21, 1998.

      As of December 31, 1998 there were 22,224 shareholders of record.

      Dividend Policy

      Quarterly cash dividends are usually declared in December, March, June and September and paid in January, April, July and October. Quarterly cash dividends have been paid since April 1998.

Cash dividends declared per share:

Quarter                               1998
-------                               ----
1                               $    .4125
2                                    .4125
3                                    .4125
4                                    .4125
                                ----------
Total                           $   1.6500

      Listed Shares

      The high, low and closing prices on the New York Stock Exchange for a Listed Share for each fiscal quarter of 1998 were as follows (in dollars):

1998                               High              Low               Close
----                               ----              ---               -----
First Quarter                     $22.3750          $20.1250           $20.1250
Second Quarter                     22.2500           19.7500            19.7500
Third Quarter                      20.9375           18.5000            19.8750
Fourth Quarter                     21.3125           18.1875            19.6875

Item 6. Selected Financial Data.

            The following table sets forth selected combined operating and balance sheet information on a combined historical basis for the CPA(R) Partnerships for the years 1994 through 1997. The 1998 data sets forth consolidated operating and balance sheet data on a consolidated basis for the Company which commenced operations on January 1, 1998. The following information should be read in conjunction with the financial statements and notes thereto for the Company included in Item 8. The combined historical operating and balance sheet information of the CPA(R) Partnerships as of December 31, 1997, 1996, and 1995, and for the years ended December 31, 1997, 1996, 1995, and 1994 have been derived from the historical Combined Financial Statements audited by PricewaterhouseCoopers LLP, independent accountants. The combined historical balance sheet information as of December 31, 1994, has been derived from the unaudited combined financial statements of the Company.

(in thousands, except per share data)

                                                         The Company                            The Predecessor
                                                        Consolidated                                Combined
                                                        ------------      ---------------------------------------------------------
Operating Data                                               1998            1997            1996            1995            1994
                                                             ----            ----            ----            ----            ----
Revenues                                                  $  85,330       $  96,271       $ 101,576       $ 107,946         109,137
Income before extraordinary items                            39,085          40,561          45,547          49,363          38,456
Basic and diluted earnings per Listed Share                    1.55
Cash distributions (1)                                       30,820          43,620          34,173          57,216          35,589
Cash provided by operating activities                        51,944          51,641          53,317          63,276          45,131
Cash (used in) provided by investing
    activities                                              (71,525)           (273)         19,545          24,327          37,136
Cash provided by (used) in financing
    activities                                                6,668         (61,335)        (72,020)       (105,578)        (70,045)
Cash dividends declared per Listed Share                       1.65

Balance Sheet Data:

Real estate, net (2)                                      $ 453,181       $ 240,498       $ 271,660       $ 301,505       $ 330,671
Investment in direct financing leases                       295,826         216,761         215,310         218,922         244,746
Total assets                                                813,264         523,420         544,728         582,324         659,047
Long-term obligations (3)                                   254,827         150,907         187,414         233,300         284,291

(1)   1998 amount represents cash distributions to holders of Listed Shares.

(2) Includes real estate accounted for under the operating method, operating real estate and real estate under construction leased to others net of accumulated depreciation.

(3) Represents mortgage and note obligations and deferred acquisition fees due after more than one year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(dollar amounts in thousands)

            Overview

            The following discussion and analysis of financial condition and results of operations of Carey Diversified LLC ("CDC") should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998. The following discussion includes forward looking statements. Forward looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of CDC. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CDC to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CDC that the results or conditions described in such statements or objectives and plans of CDC will be achieved.

            CDC was organized to combine and continue the business of the nine Corporate Property Associates real estate limited partnerships (the "CPA(R) Partnerships") and began trading on the New York Stock Exchange on January 21, 1998. CDC owns and manages a diverse portfolio of real properties, generally leased to corporate tenants under long-term net leases. CDC intends to continue to expand the existing net lease portfolio and, as appropriate, engage in new lines of business. During 1998, CDC expanded its scope of operations into Europe with three property acquisitions in France.

            From 1979 through 1990, the CPA(R) Partnerships raised approximately $400 million of equity through public offerings of limited partnership units. Each CPA(R) Partnership was structured so that each limited partner anticipated a return of their investment over the finite life of the Partnership, with a disposition strategy that included the sale of assets and liquidation of the Partnership. Accordingly, each CPA(R) Partnership was structured so that no additional equity would be raised after the initial offering, nor, would there be after a defined period, reinvestment of sales proceeds in new properties. This structure restricted the ability of a CPA(R) Partnership to increase its asset base after the investment of offering proceeds was completed. As a CPA(R) Partnership disposed of properties, its asset base and income from continuing operations decreased. Further, the stated objective of each CPA(R) Partnership was to use its cash flow to pay distributions at an increasing rate rather than for reinvestment. In contrast, CDC is an infinite life entity that has the ability to raise additional capital and acquire additional properties either through stock or debt offerings or by exchanging shares in CDC for properties. Accordingly, the comparison of historical results of operations for 1997 and 1996 with 1998 is limited because of (i) the limitations imposed by the Partnership structure as reflected in 1997 and 1996 and (ii) the change in the basis of accounting as of January 1, 1998 due to the application of purchase accounting.

            The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosure about Segments of Enterprise and Related Information, which is effective for fiscal years beginning after December 15, 1997. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. CDC's management evaluates the performance of its portfolio as a whole, but allocates its resources between two operating segments: Real estate operations, with domestic and international investments, and hotel operations.

            In 1991 and 1992, the CPA(R) Partnerships assumed the operations of five hotels when the financial difficulties of two tenant companies resulted in lease terminations on these properties. Accordingly, the decision to engage in the hotel operating segment was created by the inability of the tenant companies to meet their obligations rather than by a decision by management to allocate resources for the purpose of engaging in a new business. In 1996, CDC sold one of the hotels and exchanged its ownership interest in another of its hotels for limited partnership units in the operating partnership of a publicly-traded real estate investment trust. During 1998, the operations of its hotel in Livonia, Michigan were transferred to an affiliate, which entered into a long-term net lease with CDC. With the transfer of the Livonia hotel, CDC has reduced its hotel operating segment to two hotel properties. To retain publicly-traded partnership status for federal tax purposes, CDC is limited in the amount of gross revenues it can generate from actively participating in operating businesses. CDC, therefore, intends to allocate to its hotel operating segment only resources sufficient to maintain the hotel business at its two existing properties, and does not intend to expand the hotel business. Over the past three years, hotel revenues as a percentage of overall revenues has decreased from 21.6% to 7.4%. CDC has not made a strategic decision to discontinue its activities in this operating segment, but it is actively seeking to minimize revenues from operating businesses.

            During 1998, CDC purchased three properties in France. CDC is actively evaluating other opportunities internationally and expects its activities outside of the United States to grow significantly over the next several years. Because the first of the acquisitions in France occurred in June 1998, international real estate investments did not significantly contribute to 1998 revenues or earnings.

            Results of Operations:

            Year-Ended December 31, 1998 Compared to Year-Ended December 31,
1997

            Net income for 1998 is not fully comparable to net income for 1997. CDC commenced operations on a consolidated basis as an ongoing and growing business on January 1, 1998, while the prior year's reflect the results of a combination of static and liquidating Partnership portfolios.

            In addition, the results for 1997 reflect several nonrecurring items. During that period, CDC recognized other income of $2,859 primarily in connection with bankruptcy claims and revenues of $1,600 in excess of market rates for a property under a lease with Advanced System Applications, Inc. ("ASA") that ended in June 1997. That lease represented 3% of 1997 revenues (rental income and interest income from direct financing leases), and had been renegotiated in 1994 to allow the lessee to terminate the lease in 1997 rather than 2003. The rents received during the abbreviated term were intended to provide a significant portion of the rents that would have been due over the remainder of the original lease term.

            Lease revenues decreased by $319 for 1998. The decrease was primarily a result of the termination of the ASA lease in June 1997 and the termination of the Hughes Markets, Inc. lease. Lease revenues from ASA and Hughes for 1997 were $2,267 and $5,784, respectively. This was offset, in part, by $2,958 from lease revenues in 1998 from rentals on the Livonia, Michigan hotel property, which has been leased since February 1, 1998 and an increase of annualized revenue of $6,653 from leases on the properties acquired in 1998 with
(i) Eagle Hardware & Garden, Inc., (ii) properties in Houston, Texas,(iii) the French properties and (iv) the commencement of the lease with Sprint Spectrum LP subsequent to the completion of construction.

            On April 30, 1998, CDC's two-year extension term with Hughes Markets for a dairy processing plant in Los Angeles, California at above-market rental rates ended, and a new lease for the property with Copeland Beverage Group, Inc. became effective. The Hughes Market lease had been renegotiated at the end of the initial lease term in 1996 for a two-year period because Hughes needed a holdover period to complete its new dairy processing plant. Annual rentals from Copeland will approximate the rents that were in effect before Hughes' two-year extension term. In April 1998, CDC received a final rent payment of $3,500 from Hughes. At the time the extension term was negotiated, management had anticipated that the funds would be used to retrofit the property for alternative uses and to cover carrying costs during a period of vacancy. As a result of entering into the Copeland lease, no significant expenditures were required.

            The decrease in hotel revenues and related operating expenses resulted from the change in status of the Livonia property in February 1998 to a leased property. As a result, the percentage of hotel revenues has decreased to 7% of overall revenues. The hotel operating income of the two remaining hotels increased by over $115 or 11% in 1998 as compared to 1997. The increase was primarily attributable to an increase in the average room rates. Occupancy levels were stable.

            Interest expense has continued to decrease as a result of paying off several mortgage loans in 1997, the continuing amortization of mortgage debt and the June 1997 refinancing of a $12,700 limited recourse mortgage loan collateralized by properties leased to Furon Company at a lower rate of interest. Additionally, CDC has used draws from its $185,000 line of credit from a syndicate of banks to refinance high interest debt and fund acquisitions on a transitional basis. In connection with paying off three mortgage loans with funds advanced from the line of credit, CDC incurred an extraordinary charge on the early extinguishment of debt of $621. Limited recourse mortgage debt financing will remain an integral part of CDC's financing strategy. In addition to obtaining $11,000 of mortgage financing on the Eagle property in December 1998, CDC continues to evaluate opportunities for re-leveraging certain of its properties with limited recourse mortgage debt. A portion of any new mortgage debt may be used to pay down advances under the line of credit, thereby increasing the availability under the line of credit. CDC is currently seeking new mortgage financing in excess of $70,000 on existing properties.

            The increase in general and administrative expense was due, in part, to CDC's transition from a collection of static finite-life entities to a publicly-traded infinite-life entity. These expenses include the cost of a full-time chief executive officer and additional professional fees. As an infinite-life and growing entity, CDC will continue to incur business development and acquisition expenses that had not been necessary or appropriate in the past. The decrease in property expenses resulted from a lower provision for potential future uncollected rents, lower legal costs in connection with lease disputes, all of which were partially offset by higher overall management and performance fees. Management and performance fees are now based on the market capitalization of CDC. CPA(R) Partnership management fees were based on operating cash flow and/or rent collections. As a result, fees for CDC are not comparable with fees for the Predecessor.

            Noncash charges for property writedowns to fair value of $1,585 in 1998 included CDC's writedown of a property in Urbana, Illinois. The writedown on the Urbana property was based on the expected sales price pursuant to the exercise of a purchase option by the tenant, Motorola Inc. The $1,512 gain on sales of real estate resulted from the sales of the Simplicity and NVR properties in Port Washington, Wisconsin and Pittsburgh, Pennsylvania, respectively. The $958 of other income resulted primarily from proceeds from bankruptcy claims and reimbursements from a tenant in connection with a lease dispute.

            Income from equity investments decreased $239 primarily due to lower earnings from CDC's investment in the operating partnership of Meristar Hospitality Corporation, a publicly traded real estate investment trust specializing in hotels. The decreased earnings for Meristar for 1998 include an extraordinary charge and one-time restructuring charges. CDC has the right to exchange its Meristar units on a one-for-one basis for shares of Meristar common stock. Conversion of units to shares would be taxable to holders of Listed Shares of CDC. CDC, therefore, would likely convert only in connection with the disposition of this investment. The quoted market value of a share of common stock at December 31, 1998 was $18.56 resulting in an aggregate value as of that date of approximately $14,484, if converted.

            Year-Ended December 31, 1997 Compared to Year-Ended December 31,
1996

            Net income for 1997 decreased by $4,734 as compared with 1996. The decrease was due to increases in general and administrative and property expenses, property writedowns, a decrease in earnings from hotel operations and lower gains from asset dispositions. The effect of these items was partially offset by an increase in other income and decreases in interest expense and depreciation. Lease revenues (rental income and interest income from direct financing leases) were substantially unchanged.

            The increase in general and administrative costs for 1997 was primarily the result of administrative costs incurred in connection with the evaluation of Partnership liquidity alternatives and the structuring of the Consolidation. The increase in property expenses reflected (i) higher management fees, (ii) increased legal fees as a result of the CPA(R) Partnerships' seeking to preserve their interests in existing bankruptcy claims against former and current lessees and disputes with current lessees, (iii) leasing commissions paid to brokers in the remarketing of properties, (iv) operating costs for those properties that were not subject to net leases and (v) charges incurred in connection with increasing reserves for uncollected rent. The increase in property writedowns reflected the writedown of a property held for sale pursuant to the exercise of a purchase option to an amount equal to the estimated sales proceeds and the evaluation of the fair value on two other properties during the year. A full year's lease revenues from leases with Sports & Recreation, Inc. and Excel Communications, Inc., an increase by the United States Postal Service for space leased at the property in Bloomingdale, Illinois from 34% to 52% of such leasable space, the benefit from the 1996 lease modification and extension agreement with Hughes Markets, and several rent increases, generally based on formulas indexed to increases in the consumer price index, offset the reduction in lease revenues resulting from the sale of properties in 1996 and the expiration of the ASA lease at the Bloomingdale property during 1997.

            The decrease in earnings from hotel operations in 1997 resulted from the disposition of two hotel properties in 1996. Earnings for the three hotels operated by CDC in 1997 located in Alpena, Petosky and Livonia, Michigan increased. Operating earnings from these hotels increased by more than $400, or approximately 12%, as a result of a 3.5% increase in revenues with no change in operating expenses. The increase in revenues resulted from moderate increases in both overall occupancy levels and average room rates. Other income included $2,467, received as distributions in bankruptcy claims from former tenants. Equity income of $2,076 included $1,472 from CDC's equity interest in the former operating partnership of American General Hospitality Corporation, now Meristar. The decrease in interest expense was the result of decreasing mortgage balances resulting from both prepayments and amortizing mortgage debt. The decrease in depreciation was due to the disposition of properties in both 1997 and 1996.

            Because of the long-term nature of CDC's net leases, inflation and changing prices should not unfavorably affect revenues and net income or have an impact on the continuing operations of CDC's properties. CDC's leases usually have rent increases based on the consumer price index and other similar indexes and may have caps on such increases, or sales overrides, which should increase operating revenues in the future. The moderate increases in the consumer price index over the past several years will affect the rate of such future rent increases. Management believes that hotel operations will not be significantly impacted by changing prices. In addition, management believes that reasonable increases in hotel operating costs may be partially or entirely offset by increases in room rates.

            Financial Condition:

            The CPA(R) Partnerships' portfolio of properties was acquired with funds from the offering of each Partnership and with financing provided by limited recourse mortgage debt. Cash flow from operations was used to pay scheduled mortgage debt service and to fund quarterly distributions to partners, generally at an increasing rate each quarter. Net proceeds from the sale of assets and lump sums received in the settlement of bankruptcy and other claims were used to pay off high rate mortgage debt or to fund special distributions to partners.

            CDC has to date distributed a significant portion of its cash flow to shareholders, but will review from time to time whether a greater benefit to shareholders may be realized by reinvesting rather than distributing a greater or smaller proportion of its available excess cash flow. In March 1999, the annual dividend rate was increased by 1.2%. CDC now has more flexibility in structuring its debt and lowering debt service such as through the use of non-amortizing and unsecured debt, issued in the private or public markets. In March 1998, CDC entered into a three year revolving credit agreement which provided CDC with a line of credit of $150,000. In October 1998, the revolving credit agreement was amended to increase capacity available under the line of credit to $185,000 and to increase the number of lenders participating in the syndication from three to eight. CDC has used the line to fund acquisitions and build-to-suit projects, to pay off higher interest and/or maturing debt and for certain working capital purposes. Since December 31, 1998 CDC, has drawn an additional $29,000 from its line of credit to pay for construction draws on build-to-suit properties. The use of unsecured financing requires CDC to comply with certain financial covenant requirements. The requirements include maintaining defined net worth levels, as well as operating cash flow and interest coverage ratios.

            During 1998, CDC's other significant financing activities included raising additional equity capital of $7,304 from its dividend reinvestment and stock purchase plan, paying scheduled principal payments of $6,627 on CDC's limited recourse mortgage debt and paying preferred distributions of $4,422 to the former general partners of the CPA(R) Partnerships. The payment of the preferred distributions was a one-time contractual obligation and was based upon cumulative proceeds from the sale of the assets of each Partnership (see Note 3 to the accompanying consolidated financial statements). There is a remaining preferred distribution obligation of $1,423, which will only be paid when CDC's stock price reaches a specified closing price for five consecutive days. In July 1998, CDC used $8,377 to redeem the subsidiary partnership units of the CPA(R) Partnerships. Management believes that their redemption provides CDC with greater operational flexibility than previously available because the objectives of its shareholders and subsidiary partnership unitholders differed.

            CDC's investing activities consisted primarily of using cash and the issuance of shares. In 1998, CDC used (i) $8,086 of cash in connection with build-to-suit projects, (ii) $14,040 of cash in connection with the purchase of a portfolio of properties in Houston, Texas and for three properties in France,
(iii) assumed mortgage debt of $13,593 in connection with the Houston, Texas acquisition and (iv) issued 784,169 shares in connection with the acquisition of the Houston properties and the Eagle Hardware property in Bellevue, Washington. In April 1998, CDC registered 4,500,000 shares with the Securities and Exchange Commission. In 1998, CDC sold the properties leased to Simplicity Manufacturing, Inc. and NVR, Inc. for $9,684 and $12,193, respectively, pursuant to the tenants' exercise of purchase options.

            CDC has a build-to-suit project for four buildings in Colliersville, Tennessee leased to Federal Express Corporation, and has undertaken another for an office building complex in Tempe, Arizona leased to America West Holdings. Completion of the construction of the first two projects is scheduled for May and the first quarter of 2000, at which time CDC's share of annual rent will be $9,989, assuming maximum project costs of $107,354 are incurred. Project costs incurred through March 15, 1999 on the Federal Express and America West projects total $69,177. Generally accepted accounting principles requires that rents received and interest paid during the construction period be capitalized to the project rather than reflected in earnings even though CDC generated a positive return from these projects in 1998.

            CDC completed the retrofit of a property in Salisbury, North Carolina in October 1998 that is now leased on a short-term basis to Family Dollar Stores, Inc. CDC is now actively seeking a long-term lease on the property. Annualized rent from Family Dollar is $662. In February 1999, CDC entered into a joint venture to redevelop its property in Moorestown, New Jersey that had been vacant for a number of years. In 1998, CDC accepted a lease termination settlement from Sports & Recreation, Inc. Sports & Recreation had leased the Moorestown property since 1995 at an annual rent of $308 but had never occupied it. The joint venture has entered into a five-year lease for the property with Cendant Operations, Inc. at an annual rent of $1,016. In connection with entering into this lease, CDC has committed to fund improvements to the property of $3,100. In addition CDC is also funding a $2,225 expansion of its property in Chandler, Arizona leased to Orbital Sciences Corporation. After the construction is completed, Orbital Sciences annual rent will increase by $245. CDC also has budgeted commitments of $2,183 in 1999 for the Livonia property. The Sprint Spectrum build-to-suit project in Rio Rancho, New Mexico was completed in October 1998. Sprint Spectrum's annual rent is $1,154. In September 1998, CDC also completed construction of a property in Rouen, France at a cost of $5,638, of which $4,636 was financed by a limited recourse mortgage loan.

            During 1998, CDC purchased three properties in France. All of the transactions use the local currency, French Francs, as the functional currency. Because the transactions are also leveraged with mortgage debt denominated in French Francs of at least 75% of the purchase price, CDC believes that its exposure to foreign currency fluctuations is mitigated. CDC is actively evaluating additional real estate investments internationally that have higher yields and acceptable risk profiles.

            Since December 31, 1997, cash balances have decreased by $12,913 to $5,673. Cash flow from operations of $51,994 was sufficient to fund three quarterly distributions of $30,820 and scheduled mortgage principal payments of $6,627. The reduction in debt service through the use of the line of credit to pay off higher interest rate debt as well as rent from the acquisitions of the Eagle Hardware retail property, the portfolio of properties in Houston, Texas, the French properties and Sprint Spectrum property have had a positive impact on operating cash flow. CDC expects to meet its short-term liquidity requirements, including payment of scheduled debt service obligations and meeting its dividend objective, from cash generated from operations and from existing cash balances. Cash flow from operations will increase as (i) the build-to-suit projects are completed and (ii) rents from the Cendant lease commence.

            In the case of limited recourse mortgage financing that does not fully amortize over its term or is currently due, CDC is responsible for the balloon payment only to the extent of its interest in the encumbered property because the holder has recourse only to the collateral. In the event that balloon payments come due, CDC may seek to refinance the loans, restructure the debt with the existing lenders or evaluate its ability to satisfy the obligation from its existing resources including its line of credit to satisfy the mortgage debt. To the extent the remaining initial lease term on any property remains in place for a number of years beyond the balloon payment date, CDC believes that the ability to refinance balloon payment obligations is enhanced. CDC also evaluates all its outstanding loans for opportunities to refinance debt at lower interest rates that may occur as a result of decreasing interest rates or improvements in the credit rating of tenants. There are scheduled balloon payments of approximately $7,850 in 1999 and $12,925 in 2001.

            On March 1, 1999, Armel, Inc. and CDC finalized an agreement to terminate Armel's lease for a property in Ft. Lauderdale, Florida. Under the termination agreement, Armel is paying termination fees of $1,540. The Armel lease had a term through September 2001 and provided for annual rent of $965. CDC believes that the termination of the lease and the settlement were in its best interest. CDC has entered into a lease for the property with Bell South Entertainment, Inc., effective July 1999 for a ten year term. Annual rent will initially be $300 increasing to $630 by the end of the term . Bell South has the right to cancel the lease if it does not receive municipal approvals for certain improvements to be made to the property.

            In 1998, Swiss M-Tex, L.P. experienced financial difficulties and is not paying its rent currently. CDC is evaluating several alternatives including a restructuring of the tenant's lease or evicting the tenant and seeking a replacement tenant. There is no mortgage debt on the Swiss M-Tex property. Annual rent from Swiss M-Tex is $480.

            In connection with the purchase of many of its properties, CDC required the sellers to perform environmental reviews. Management believes, based on the results of such reviews, that CDC's properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with leakage from underground storage tanks, surface spills or historical on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, CDC's leases generally require tenants to indemnify CDC from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. The leases generally include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow CDC to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of the leases allow CDC to require financial assurances from tenants such as performance bonds or letters of credit if the costs of remediating environmental conditions are, in the estimation of CDC, in excess of specified amounts. Accordingly, Management believes that the ultimate resolution of environmental matters will not have a material adverse effect on CDC's financial condition, liquidity or results of operations.

            The "Year 2000 issue" refers to the series of problems that have resulted or may result from the inability of certain computer software and embedded processes to properly process dates. This shortcoming could result in the failure of major systems or miscalculations causing major disruptions to business operations. CDC has no computer systems of its own, but is dependent upon the systems maintained by an affiliate of its Manager, Carey Management LLC, and certain other third parties including its banks and transfer agent.

            CDC and its affiliates are actively evaluating their readiness relating to the Year 2000 issue. In 1998, CDC, its Advisor and affiliates commenced an assessment of their local area network of personal computers and related equipment and are in the process of replacing or upgrading the equipment that has been identified as not being Year 2000 compliant. The program is expected to be substantially completed in the second quarter of 1999. CDC and its affiliates have also engaged outside consultants experienced in diagnosing systems and software applications and addressing Year 2000 issues, and with the help of these consultants, its Manager and affiliates currently are remediating as necessary.

            At the same time, CDC, its Manager, and affiliates are evaluating their applications software, all of which are commercial "off the shelf" programs that have not been customized. During 1998, CDC commenced a project to select a comprehensive integrated real estate accounting and asset management software package to replace its existing applications. A commercial Windows-based integrated accounting and asset management based application is being tested and installation is scheduled to be completed during the third quarter of 1999. This software has been designed to use four digits to define a year. Because CDC's primary operations consist of investing in and receiving rents on long-term net leases of real estate, while the failure of the Manager and its affiliates to correct fully Year 2000 issues could disrupt CDC's administrative operations, the resulting disruptions would not likely have a material impact on its results of operations, financial condition or liquidity. Contingency plans to address potential disruptions are in the process of being developed. CDC's share of costs associated with required modifications to become Year 2000 compliant is not expected to be material to CDC's financial position. CDC's share of the estimated total cost of the Year 2000 project is expected to be approximately $280, of which $215 have been incurred to date.

            Although CDC believes that it will address its internal Year 2000 issues in a timely manner, there is a risk that the inability of third-party suppliers and lessees to meet Year 2000 readiness issues could have an adverse impact on CDC. CDC and its affiliates have identified their critical suppliers and are requiring that these suppliers communicate their plans and progress in addressing Year 2000 readiness. The most critical processes provided by third-party suppliers are CDC's banks and transfer agent. CDC's operations may be significantly affected if such providers are ineffective or untimely in addressing Year 2000 issues.

            CDC has contacted each of its lessees regarding Year 2000 readiness and emphasized the need to address Year 2000 issues. Generally, lessees are contractually required to maintain their leased properties in good working order and to make necessary alterations, foreseen or unforeseen, to meet their contractual obligations. Because of those obligations, CDC believes that the risks and costs of upgrading systems related to operations of the buildings and that contain technology affected by Year 2000 issues will generally be absorbed by lessees rather than CDC. The major risk to CDC is that Year 2000 issues have such an adverse effect on the financial condition of a lessee that its ability to meet its lease obligations, including the timely payment of rent, is impaired. In such an event, CDC may ultimately incur the costs for Year 2000 readiness at the affected properties. The potential materiality of any such impact is not known at this time.

            In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999. CDC believes the adoption of SFAS No. 133 will not have a material impact on the consolidated financial statements.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk:

(in thousands)

            $109,539 of the CDC's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of December 31, 1998 ranged from 4.85% to 10.00%.

            Advances from the line of credit bear interest at an annual rate of either (i) the one, two, three or six-month LIBOR, plus a spread which ranges from 0.6% to 1.45% depending on leverage or corporate credit rating or (ii) the greater of the bank's Prime Rate and the Federal Funds Effective Rate, plus
 .50%, plus a spread of up to .125% depending on CDC's leverage.

                      1999        2000        2001         2002         2003      Thereafter    Total        Fair Value
                      ----        ----        ----         ----         ----      ----------    -----        ----------
Fixed rate          $10,851      $4,947    $  8,701       $7,285       $7,614      $70,141      $109,539     $110,316

Average
   interest
   rate                7.58%       8.00%       7.86%        7.88%        7.97%        7.88%

Variable rate       $ 8,757      $  805    $138,888       $  605       $  639      $12,065      $161,759     $161,759

                        REPORT of INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Carey Diversified LLC and Subsidiaries:

In our opinion, the consolidated / combined financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Carey Diversified LLC and Subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated / combined financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
January 26, 1999

                     CAREY DIVERSIFIED LLC and SUBSIDIARIES
                     CONSOLIDATED / COMBINED BALANCE SHEETS

(In thousands)

                                                            The Company       The Predecessor
                                                            Consolidated           Combined
                                                            December 31,        December 31,
                                                                1998                1997
                                                           --------------     ---------------
        ASSETS:
Real estate leased to others:
   Accounted for under the
      operating method, net                                 $ 390,312          $ 217,165
   Net investment in direct financing leases                  295,826            216,761
                                                            ---------          ---------
         Real estate leased to others                         686,138            433,926
Operating real estate, net of accumulated depreciation
   of $300 and $14,627 at December 31, 1998 and 1997            7,013             23,333
Real estate under construction leased to others                55,856
Assets held for sale                                           12,842             14,382
Cash and cash equivalents                                       5,673             18,586
Equity investments                                             29,532             13,415
Other assets, net of accumulated amortization of
   $375 and $2,109 at December 31, 1998 and
   1997 and reserve for uncollected rent of
   $1,353 and $1,103 at December 31, 1998 and 1997             16,210             19,778
                                                            ---------          ---------
             Total assets                                   $ 813,264          $ 523,420
                                                            =========          =========

        LIABILITIES:

Mortgage notes payable                                      $ 138,964          $ 182,718
Notes payable to affiliate                                                           200
Notes payable                                                 132,334             24,709
Accrued interest payable                                        2,128              1,798
Dividends payable                                              10,447
Accounts payable to affiliates                                  7,013              8,792
Other liabilities                                              11,771             10,565
                                                            ---------          ---------
             Total liabilities                                302,657            228,782
                                                            ---------          ---------

Minority interest                                              (3,626)            (6,250)
                                                            ---------          ---------

Commitments and contingencies

        PARTNERS' CAPITAL/
        MEMBERS' EQUITY:

Partners' capital                                                                300,888
                                                                               ---------
Listed Shares, no par value, 25,343,402
   Shares issued and outstanding                              517,755
Dividends in excess of accumulated earnings                    (2,803)
                                                            ---------
Accumulated other comprehensive income                           (719)
                                                            ---------
             Total members' equity                            514,233
             Total liabilities and
               partners' capital/members' equity            $ 813,264          $ 523,420
                                                            =========          =========

The accompanying notes are an integral part of the consolidated/combined financial statements.

                     CAREY DIVERSIFIED LLC and SUBSIDIARIES
                  CONSOLIDATED / COMBINED STATEMENTS of INCOME

(In thousands except share and per share amounts)

                                                                      The Company Consolidated         The Predecessor Combined
                                                                          For the Year Ended             For the Years Ended
                                                                              December 31,                    December 31,
                                                                      -------------------------         --------------------
                                                                               1998                1997                    1996
                                                                               ----                ----                    ----
Revenues:
   Rental income                                                       $     42,771            $     43,045            $     44,576
   Interest income from direct
      financing leases                                                       34,529                  34,574                  32,644
   Other interest income                                                        783                   1,270                   1,681
   Other income                                                                 958                   2,859                     746
   Revenues of hotel operations                                               6,289                  14,523                  21,929
                                                                       ------------            ------------            ------------
                                                                             85,330                  96,271                 101,576
                                                                       ------------            ------------            ------------

Expenses:
   Interest                                                                  18,266                  19,888                  23,200
   Depreciation and amortization                                              8,406                  10,628                  11,274
   General and administrative                                                 6,660                   5,275                   3,747
   Property expenses                                                          5,059                   6,430                   4,008
   Writedowns to fair value                                                   1,585                   3,806                   1,300
   Operating expenses of hotel operations                                     4,956                  10,748                  15,947
                                                                       ------------            ------------            ------------
                                                                             44,932                  56,775                  59,476
                                                                       ------------            ------------            ------------

         Income before income from equity investments,
             net gains, minority interest in income
             and extraordinary items                                         40,398                  39,496                  42,100

Income from equity investments                                                1,837                   2,076                   1,155
                                                                       ------------            ------------            ------------

         Income before net gains, minority interest in
             income and extraordinary items                                  42,235                  41,572                  43,255
Gain on sales of real estate and
   securities, net                                                            1,512                   1,565                   5,474
                                                                       ------------            ------------            ------------

         Income before minority interest in
             income and extraordinary items                                  43,747                  43,137                  48,729

Minority interest in income                                                  (4,662)                 (2,576)                 (3,182)
                                                                       ------------            ------------            ------------

         Income before extraordinary
             items                                                           39,085                  40,561                  45,547

Extraordinary losses on extinguishment
      of debt, net of minority interest of
      $79 and $3 in 1998 and 1996                                              (621)                                           (252)
                                                                       ------------            ------------            ------------

         Net income                                                    $     38,464            $     40,561            $     45,295
                                                                       ============            ============            ============

         Basic and diluted earnings per Listed Share:
               Earnings before
                 extraordinary item                                    $       1.57
               Extraordinary item                                              (.02)
                                                                       ------------
                                                                               1.55
                                                                       ============

        Weighted average listed shares outstanding:
             Basic                                                       24,866,225
                                                                       ============
             Diluted                                                     24,869,570
                                                                       ============

The accompanying notes are an integral part of the consolidated/combined financial statements.

                     CAREY DIVERSIFIED LLC and SUBSIDIARIES
                                  CONSOLIDATED
                          STATEMENT of MEMBERS' EQUITY

                      For the year ended December 31, 1998

(In thousands)

                                                                         Dividends       Accumulated
                                                                       In Excess Of         Other
                                     Listed         Paid-in            Accumulated      Comprehensive
                                    Shares           Capital              Earnings         Income                Total
                                    ------           -------              --------         ------                -----
Balance at
   January 1, 1998                 23,959,101        $490,820                                                  $490,820

Cash proceeds on issuance
   of Listed Shares, net              384,708           6,191                                                     6,191

Listed Shares issued in
   connection with
   services rendered and
   properties acquired                999,593          20,744                                                    20,744

Dividends                                                                $(41,267)                              (41,267)

Net income                                                                 38,464                                38,464

Other comprehensive
   income                                                                                     $(719)               (719)
                                   ----------        --------             -------             -----            --------

Balance at
   December 31, 1998               25,343,402        $517,755             $(2,803)            $(719)           $514,233
                                   ==========        ========             =======             =====            ========

The accompanying notes are an integral part of the consolidated/combined financial statements.

                              CAREY DIVERSIFIED LLC
                             COMBINED STATEMENTS of
                                PARTNERS' CAPITAL

                 For the years ended December 31, 1996 and 1997

(In thousands)

                                                                 The Predecessor
                                                                     Company
                                                                     -------
Balance, January 1, 1996                                           $ 292,896

Distributions to partners                                            (34,173)

Purchase of Limited Partnership Units                                    (17)

Change in unrealized appreciation,
      marketable securities                                               44

Net income                                                            45,295
                                                                   ---------

Balance, December 31, 1996                                           304,045

Distributions to partners                                            (43,620)

Change in unrealized appreciation
     of marketable securities                                            (98)

Net income                                                            40,561

Balance, December 31, 1997                                         $ 300,888
                                                                   =========

The accompanying notes are an integral part of the consolidated/combined financial statements.

                     CAREY DIVERSIFIED LLC and SUBSIDIARIES
                      COMBINED / CONSOLIDATED STATEMENTS of
                              COMPREHENSIVE INCOME

(In thousands)

                                           The Company         The Predecessor
                                         Consolidated           For Combined
                                         the Year Ended      For the Years Ended
                                          December 31,           December 31,
                                         --------------      -------------------

                                            1998           1997           1996
                                            ----           ----           ----
Net income                                $ 38,464       $ 40,561       $ 45,295

Change in unrealized depreciation
     of marketable securities                 (233)           (98)            44

Foreign currency translation
     adjustments                              (486)
                                          --------       ---------      ---------
      Other comprehensive income              (719)           (98)            44
                                          --------       --------       --------

         Comprehensive income             $ 37,745       $ 40,463       $ 45,339
                                          ========       ========       ========

The accompanying notes are an integral part of the consolidated/combined financial statements.

                              CAREY DIVERSIFIED LLC
                             CONSOLIDATED / COMBINED
                            STATEMENTS of CASH FLOWS


(In thousands)

                                                                   The Company              The Predecessor
                                                                   Consolidated                Combined
                                                                   For the Year              For the Years
                                                                      Ended                     Ended
                                                                   December 31,              December 31,
                                                                   ------------              ------------
                                                                     1998               1997               1996
                                                                     ----               ----               ----
Cash flows from operating activities:
   Net income                                                      $ 38,464           $ 40,561           $ 45,295
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization of deferred
         financing costs, net of amortization of deferred
         gains and deferred rental income                             7,442             10,280             10,905
      Extraordinary loss                                                621                                   252
      Gain on sales, net                                             (1,512)            (1,565)            (5,474)
      Securities received in connection with settlement                                 (1,690)
      Minority interest in income                                     4,662              2,576              3,182
      Straight-line rent adjustments and
         other noncash rent adjustments                              (2,642)            (2,310)            (1,343)
      Writedowns to fair value                                        1,585              3,806              1,300
      Provision for uncollected rents                                   682              1,576                247
      Payment of deferred management fees                            (1,509)
      Compensation costs paid by issuance of shares                     881
      Equity income from equity investments in excess
         of distributions received                                                                           (107)
      Net changes in operating assets
         and liabilities and other                                    3,270             (1,593)              (940)
                                                                   --------           --------           --------
             Net cash provided by operating
                activities                                           51,944             51,641             53,317
                                                                   --------           --------           --------

Cash flows from investing activities:
   Purchases of real estate                                         (89,650)
   Additional capital expenditures                                   (5,156)            (1,955)            (3,420)
   Proceeds from sales of real estate
      and securities                                                 21,567              1,242             23,394
   Accrued disposition fees payable                                   1,007
   Purchase of marketable securities                                    (65)
   Distributions received from equity investments in
      excess of equity income                                           763                245
   Other                                                                  9                195              (429)
                                                                   --------           --------           --------
             Net cash (used in) provided by
                investing activities                               $(71,525)          $   (273)          $ 19,545
                                                                   --------           --------           --------


                                   (Continued)

The accompanying notes are an integral part of the consolidated/combined financial statements.

                              CAREY DIVERSIFIED LLC
                             CONSOLIDATED / COMBINED
                       STATEMENTS of CASH FLOWS, Continued

(In thousands)

                                                               The Company                  The Predecessor
                                                               Consolidated                    Combined
                                                               For the Year                 For the Years
                                                                    Ended                       Ended
                                                                December 31,                 December 31,
                                                                ------------                 ------------
                                                                    1998                1997                1996
                                                                    ----                ----                ----
Cash flows from financing activities:
   Dividends paid                                                (30,820)
   Distributions to partners                                                         (43,620)            (34,173)
   Payment of accrued preferred distributions                     (4,422)
   Distributions paid to special limited partners                 (1,903)             (2,327)             (2,334)
   Accrued distributions paid                                       (596)
   Distributions to and redemptions of
      subsidiary partnership unitholders                          (8,789)
   Payments of mortgage principal                                 (6,627)            (27,565)            (63,171)
   Proceeds from mortgages and
      notes payable                                              157,823              12,700              28,189
   Prepayments of mortgages and notes payable                   (101,555)
   Prepayment charges                                               (700)
   Proceeds from notes payable to affiliate                                              200               1,000
   Payments of notes payable to affiliate                           (200)               (500)             (3,050)
   Deferred financing costs                                       (1,963)                (66)               (603)
   Issuance of Listed Shares                                       7,304
   Other                                                            (884)               (157)              2,122
                                                               ---------           ---------           ---------
             Net cash provided by (used in) financing
                activities                                         6,668             (61,335)            (72,020)
                                                               ---------           ---------           ---------

             Net (decrease) increase in cash
               and cash equivalents                              (12,913)             (9,967)                842

             Cash and cash equivalents, beginning
               of year                                            18,586              28,553              27,711
                                                               ---------           ---------           ---------

             Cash and cash equivalents,
               end of year                                     $   5,673           $  18,586           $  28,553
                                                               =========           =========           =========

The accompanying notes are an integral part of the consolidated/combined financial statements.

                              CAREY DIVERSIFIED LLC
                              CONSOLIDATED/COMBINED
                       STATEMENTS of CASH FLOWS, Continued

Supplemental schedule of noncash investing and financing activities:

      1998

A. The Company issued 215,424 restricted shares valued at $4,367 to certain directors, officers and affiliates as consideration for services rendered, including performance fee (see Note 3).

B. In connection with the acquisition of properties, the Company assumed mortgage obligations of $13,593 and issued 784,169 shares valued at $16,377, before issuance costs.

C. Deferred acquisition fees payable to an affiliate at December 31, 1998 are $3,137.

      1997

In connection with foreclosure of a property, the Company transferred the property to the lender and was released from the obligations of the limited recourse mortgage loan. The gain on the foreclosure was as follows (see Note 11):

      Mortgage loan payable released                                   $ 4,755
      Other liabilities and assets, net                                     91
      Carrying value of property transferred                            (3,889)
                                                                       -------
           Gain on foreclosure                                         $   957
                                                                       =======

      1996

In July, the Company exchanged its interest in a hotel property and related assets and liabilities for units in the operating partnership of a publicly-traded real estate investment trust (see Note 14). The assets and liabilities transferred were as follows:

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
                                                                       =======

The accompanying notes are an integral part of the consolidated/combined financial statements.

                              CAREY DIVERSIFIED LLC
                         NOTES to CONSOLIDATED/COMBINED
                              FINANCIAL STATEMENTS

(All amounts in thousands except share and per share amounts)

1. Organization and Basis of Consolidation:

A. The combined financial statements for years ended December 31, 1997 and 1996 have been presented as those of a predecessor company consisting of interests in nine Corporate Property Associates ("CPA(R)") real estate limited partnerships (individually, a "Partnership"), their wholly-owned subsidiaries and Carey Diversified LLC ("Carey Diversified") (collectively, the "Company"). The financial statements have been presented on a combined basis at historical cost because of affiliated general partners, common management and common control and because the majority ownership interests in the CPA(R)Partnerships were transferred to Carey Diversified effective January 1, 1998, pursuant to a consolidation transaction described below. The consolidated financial statements for the year ended December 31, 1998 are those of Carey Diversified and its wholly-owned and majority-owned subsidiaries including the nine CPA Partnerships. All material inter-entity transactions have been eliminated. The former General Partners' interest in the CPA(R)Partnerships is classified under minority interest because that interest was retained subsequent to January 1, 1998 by two special limited partners, William Polk Carey, formerly the Individual General Partner of the nine CPA(R)Partnerships and Carey Management LLC ("Carey Management").

B. In 1997, each limited partner of the CPA(R)Partnerships was asked to approve the merger of the Partnerships with Carey Diversified, and had the option of either exchanging his or her limited partnership interests for an interest in Carey Diversified or retaining a limited partnership interest in the applicable subsidiary partnership. On January 1, 1998, 23,225,967 shares were issued in exchange for limited partnership units. The shares commenced public trading on the New York Stock Exchange on January 21, 1998. The former General Partners received 733,134 shares for their share of the appreciation in the Company's properties. W.P. Carey & Co., Inc. ("W. P. Carey"), received warrants to purchase 2,284,800 shares at $21 per share and 725,930 shares at $23 per share as compensation for investment banking services performed in connection with structuring the consolidation. The warrants are exercisable for 10 years beginning January 1, 1999 (see Note 20).

Effective January 1, 1998, the exchange of CPA(R) Partnership limited partner interests for interests in Carey Diversified has been accounted for as a purchase with the limited partner interests recorded at the fair value of the shares exchanged. The excess of fair value over the related historical cost basis of $189,932 was allocated principally to real estate under operating leases, net investment in direct financing leases and equity investments. The exchange of the former General Partners' interests for shares has been accounted for at their historical cost basis. As a result of the Consolidation transaction, the results of operations of the Company are not directly comparable to those of any prior period of the Predecessor.

C. Limited partners who did not elect to receive shares retained a direct ownership interest in the applicable Partnership as subsidiary partnership unitholders. The Company had an obligation to redeem in cash all subsidiary partnership units of each Partnership by no later than a specified date. On July 15, 1998, the Company redeemed all subsidiary partnership units for $8,377. The redemption values were determined by an independent valuation of each of the CPA(R) Partnerships as of May 31, 1998. The subsidiary partnership unitholders' share of income in 1998 is included in minority interest in income in the accompanying consolidated financial statements.

                              CAREY DIVERSIFIED LLC
                         NOTES to CONSOLIDATED/COMBINED
                         FINANCIAL STATEMENTS, Continued

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

      The Company diversifies its real estate investments among various corporate tenants engaged in different industries and by property type. No lessee currently represents 10% or more of total leasing revenues (see Note 10).

      The leases are accounted for under either the direct financing or operating methods. Such methods are described below:

            Direct financing method - Leases accounted for under the direct financing method are recorded at their net investment (Note 5). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Company's net investment in the lease.

            Operating method - Real estate is recorded at cost, rental revenue is recognized on a straight-line basis over the term of the related leases and expenses (including depreciation) are charged to operations as incurred.

      Substantially all of the Company's leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index or sales overrides.

      Operating Real Estate:

      Land and buildings and personal property are carried at cost. Renewals and improvements are capitalized, while replacements, maintenance and repairs that do not improve or extend the lives of the respective assets are expensed currently.

      Real Estate Under Construction, Leased to Others:

      For properties under construction, interest charges are capitalized rather than expensed and rentals received are recorded as a reduction of capitalized project (i.e., construction) costs.

                              CAREY DIVERSIFIED LLC
                         NOTES to CONSOLIDATED/COMBINED
                         FINANCIAL STATEMENTS, Continued

      Assets Held for Sale:

            Assets held for sale are accounted for at the lower of cost or fair value, less costs to dispose.

      Long-Lived Assets:

            The Company assesses the recoverability of its long-lived assets, including residual interests of real estate assets and investments, based on projections of undiscounted cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value.

      Depreciation:

            Depreciation is computed using the straight-line method over the estimated useful lives of the properties, (generally forty years) and for furniture, fixtures and equipment (generally seven years).

      Cash Equivalents:

            The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Company's cash and cash equivalents at December 31, 1998 and 1997 were held in the custody of four and three financial institutions, respectively, and which exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.

      Other Assets and Liabilities:

            Included in other assets are accrued rents and interest receivable, deferred rental income, deferred charges and marketable securities. Included in other liabilities are accrued interest payable, accounts payable and accrued expenses and deferred gains.

            Deferred charges include costs incurred in connection with debt financing and refinancing and are amortized over the terms of the obligations.

            Deferred rental income is the aggregate difference for operating method leases between scheduled rents which vary during the lease term and rent recognized on a straight-line basis. Also included in deferred rental income are lease restructuring fees received which are recognized over the remainder of the initial lease terms.

            Deferred gains consisted of (a) the excess assets acquired over the liabilities assumed in connection with the acquisition of certain hotel operations and (b) certain funds received in connection with two loan refinancings, and which were being amortized into income. All unamortized deferred gain balances as of December 31, 1997 were written off in connection with purchase accounting.

            Marketable securities are classified as available-for-sale securities and reported at fair value with the Company's interest in unrealized gains and losses on these securities reported as a component of other comprehensive income. Such marketable securities had a cost basis of $1,800 and reflected a fair value of $1,513 at December 31, 1998.

      Equity Investments:

            The Company's limited partner interests in two real estate limited partnerships in which the Company's ownership is less than 50% are accounted for under the equity method, i.e., at cost, increased or decreased by the Company's pro rata share of earnings or losses, less distributions. The Company is the sole limited partner in the two partnerships both of which own net leased properties.

                              CAREY DIVERSIFIED LLC
                         NOTES to CONSOLIDATED/COMBINED
                         FINANCIAL STATEMENTS, Continued

            An interest in the operating partnership of a publicly-traded real estate investment trust acquired in July 1996 is also accounted for under the equity method.

      Accounts Payable to Affiliates:

            Included in accounts payable to affiliates are deferred acquisition fees which are payable for services provided by Carey Management, relating to the identification, evaluation, negotiation, financing and purchase of properties. The fees are payable in eight annual installments, beginning January 1 following the first anniversary of the date a property was purchased, with each installment equal to .25% of the purchase price of the property.

      Income Taxes:

            The Company is a limited liability company and has elected partnership status for federal income tax purposes. The Company is not liable for Federal income taxes as each member recognizes his or her proportionate share of income or loss in his or her tax return. Accordingly, no provision for income taxes is recognized for financial statement purposes. The Company is subject to certain state and local taxes.

      Earnings Per Share:

            In accordance with the Statement of Financial Accounting Standards
                  ("SFAS") No. 128, the Company presents both basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income available to shareholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.

      Stock Options:

            The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB No. 25"). Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's shares at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. No compensation cost was recognized in 1998 in connection with the Company's share option plans. The Company provides additional pro forma disclosures as required under SFAS No. 123, "Accounting for Stock Based Compensation" (see Note 20).

      Reclassification:

            Certain 1997 and 1996 amounts have been reclassified to conform to the 1998 financial statement presentation.

3. Transactions with Related Parties:

            Through December 31, 1997, the Partnership agreements of each of the
                  Company's Partnerships provided that the former General Partners (consisting of W. P. Carey & Co., Inc. ("W.P. Carey") or affiliated companies as Corporate General Partners and William P. Carey as Individual General Partner) were allocated between 1% and 10%, for the applicable Partnership, of the profits and losses and distributable cash from operations, as defined, and the Limited Partners were allocated between 90% and 99% of the profits and losses as well as

                              CAREY DIVERSIFIED LLC
                         NOTES to CONSOLIDATED/COMBINED
                         FINANCIAL STATEMENTS, Continued

                  distributable cash from operations. The Partners were also entitled to receive an allocation of gains and losses from the sale of properties and to receive net proceeds as provided in the Partnership agreements. As a result of the merger of the CPA(R) Partnerships into subsidiary partnerships of Carey Diversified, Carey Diversified is the sole general partner of the nine CPA(R) Partnerships. The allocation of profits and losses and cash distributions provided in the Partnership agreements as amended effective January 1, 1998, are on essentially on the same terms as prior to the Consolidation. Carey Diversified is allocated between 90% and 99% of the profits and losses and distributable cash from operations, and two special limited partners, Carey Management LLC ("Carey Management"), an affiliate, and William Polk Carey, are allocated between 1% and 10% of the profits and losses and distributable cash from operations. Until the subsidiary partnership interests, held by the limited partners of the CPA(R) Partnerships were redeemed in July 1998, that portion of the Company's share of profits and losses applicable to each Partnership was allocated to subsidiary partnership unitholders in proportion to their ownership interests.

            In connection with the merger of the CPA(R) Partnerships with
                  Carey Diversified and the listing of shares of Carey Diversified on the New York Stock Exchange, the former Corporate General Partners of eight of the CPA(R) Partnerships satisfied provisions for receiving a subordinated preferred return from the Partnerships totaling $4,422 based upon the cumulative proceeds from the sale of the assets of each Partnership from inception through the date of the Consolidation. Payment of this preferred return, paid in 1998, was based on achieving a specified cumulative return to limited partners. For the Partnership that has not yet achieved the specified cumulative return, its subordinated preferred return of $1,423 is included in accounts payable to affiliates as of both December 31, 1998 and 1997. To satisfy the conditions for receiving this remaining preferred return, the shares of Carey Diversified must achieve a closing price equal to or in excess of $23.11 for five consecutive trading days.

            Under the Partnership agreements, certain affiliates were entitled to receive property management fees and reimbursement of certain expenses incurred in connection with the Company's operations. General and administrative reimbursements consist primarily of the actual cost of personnel needed in providing administrative services to the Company. Property management fees in 1998, 1997 and 1996 were $1,288, $1,139 and $916, respectively. General and administrative reimbursements in 1998, 1997 and 1996 were $1,540, $1,788 and $911, respectively. Effective January 1, 1998, the fees and reimbursements are payable to Carey Management.

            The Company's management and performance fees are payable, each at an annual rate of 1/2% of the total market capitalization of the Company. The Management Agreement, effective January 1, 1998, provides that the performance fee is payable in the form of restricted shares issued by the Company which vest ratably over a five-year period. Performance fees were $757 for 1998. The Company's management fee was $156 for 1998. The management fee reflects a dollar-for-dollar reduction for quarterly distributions paid to special limited partners and property management fees paid by the Partnerships to Carey Management.

            Carey Management performs certain services for the Company including the identification, evaluation, negotiation, purchase and disposition of property. Carey Management and certain affiliates receive fees and compensation in connection with these services, including acquisition and structuring and development fees, loan refinancing fees and disposition fees. In connection with performing services related to the Company's real estate purchases in 1998, W. P. Carey received structuring and development fees of $2,502. Fees are paid only in connection with completed transactions. The affiliate is entitled to receive deferred acquisition fees of $3,137 in equal annual installments over a period of no less than eight years. Unpaid deferred acquisition fees bear interest at an annual rate of 7%. In connection with the sale of three properties in 1998, the Company incurred disposition fees of $1,007, payable to an affiliate. The fees were paid in February 1999 and are included in accounts payable to affiliates in the accompanying consolidated financial statements as of December 31, 1998.

                              CAREY DIVERSIFIED LLC
                         NOTES to CONSOLIDATED/COMBINED
                         FINANCIAL STATEMENTS, Continued

            For the years ended December 31, 1998, 1997 and 1996, fees aggregating $904, $664 and $902, respectively, were incurred for legal services in connection with the Company's operations and were provided by a law firm in which the Secretary, until July 1997, of the former Corporate General Partners of the CPA(R) Partnerships is a partner.

            The Company is a participant in an agreement with W.P. Carey and certain affiliates for the purpose of leasing office space used for the administration of the Company, other affiliated real estate entities and W.P. Carey and sharing the associated costs. Pursuant to the terms of the agreement, the Company's share of rental, occupancy and leasehold improvement costs is based on adjusted gross revenues, as defined. Expenses incurred in 1998, 1997 and 1996 were $558, $590 and $720, respectively.

            An independent director of the Company has an ownership interest in companies that own the minority interest in the Company's three French majority-owned subsidiaries. The director is not involved in the management of the three companies, and his ownership is subject to the same terms as all other ownership interests in the subsidiary companies. The Chairman of the Board of the Company is the sole shareholder of Livho, Inc., a lessee of the Company (see Note 6).

4. Real Estate Leased to Others Accounted for Under the Operating Method:

            Real estate leased to others, at cost, and accounted for under the operating method is summarized as follows:

                                                       December 31,
                                                       ------------
                                                 1998                1997
                                                 ----                ----
                                                  The                 The
                                                Company          Predecessor
                                                -------          -----------
      Land                                      $ 88,731           $ 69,154
      Buildings                                  309,198            241,601
                                                --------           --------
                                                 397,929            310,755
      Less: Accumulated depreciation               7,617             93,590
                                                --------           --------
                                                $390,312           $217,165
                                                ========           ========

            The scheduled future minimum rents, exclusive of renewals, under noncancellable operating leases amount to $42,902 in 1999, $40,089 in 2000, $38,346 in 2001, $36,808 in 2002, $32,678 in
                  2003 and aggregate $334,621 through 2017.

            Contingent rentals were $614, $2,022 and $1,697 in 1998, 1997 and 1996, respectively.

5. Net Investment in Direct Financing Leases:

            Net investment in direct financing leases is summarized as follows:

                                                       December 31,
                                                       ------------
                                                 1998                1997
                                                 ----                ----
                                                  The                 The
                                                Company          Predecessor
                                                -------          -----------
      Minimum lease payments
        receivable                              $398,520          $402,530
      Unguaranteed residual value                294,891           210,887
                                                --------          --------
                                                 693,411           613,417
      Less: Unearned income                      397,585           396,656
                                                --------          --------
                                                $295,826          $216,761
                                                ========          ========

            The scheduled future minimum rents, exclusive of renewals, under noncancellable direct financing leases amount to $32,145 in 1999, $31,138 in 2000, $31,624 in 2001, $30,404 in 2002,
                  $30,402 in 2003 and aggregate $398,520 through 2016.

            Contingent rentals were approximately $320, $4,533 and $3,444 in 1998, 1997 and 1996, respectively.

                              CAREY DIVERSIFIED LLC
                         NOTES to CONSOLIDATED/COMBINED
                         FINANCIAL STATEMENTS, Continued

6. Operating Real Estate:

            The Company currently owns hotel properties in Alpena and
                  Petoskey, Michigan that are operated as Holiday Inns. A hotel in Rapid City, South Dakota was sold in 1996, and a hotel in Livonia, Michigan was operated by the Company through January 1998. In January 1998, the Company transferred the operations to and entered into a lease with Livho, Inc. ("Livho"). The Livonia hotel was leased to Livho to enable the Company to elect publicly-traded partnership status for Federal income tax purposes. As a publicly traded partnership, at least 90% of revenues must derive from passive activities. Based on its revenue projections, the Company concluded that meeting the passive income criterion could become an issue if it had retained the Livonia hotel operation.

            In connection with the transfer of the property in Livonia,
                  Michigan, $16,563 of operating real estate was reclassified to real estate accounted for under the operating method.

7. Mortgage Notes Payable and Notes Payable:

            Mortgage notes payable, substantially all of which are limited recourse obligations, are collateralized by the assignment of various leases and by real property with a carrying value of approximately $254,865. As of December 31, 1998, mortgage notes and notes payable have interest rates varying from 4.85% to 10.00% per annum and mature from 1999 to 2015.

            On March 26, 1998, the Company obtained a line of credit of
                  $150,000 pursuant to a revolving credit agreement with The Chase Manhattan Bank. The agreement was amended on October 15, 1998 to increase of the line of credit to $185,000 with the number of lenders participating in the syndication increased from three to eight. The revolving credit agreement has a term of three years and all advances are prepayable at any time. As of December 31,1998, the Company had $129,000 drawn from the line of credit. Additional advances of $29,000 were drawn from the line of credit in 1999.

            Advances made bear interest at an annual rate of either (i) the one, two, three or six-month LIBOR, as defined, plus a spread which ranges from 0.6% to 1.45% depending on leverage or corporate credit rating or (ii) the greater of the bank's Prime Rate and the Federal Funds Effective Rate, plus .50%, plus a spread of up to .125% depending upon the Company's leverage. In addition, the Company will pay a fee (a) ranging between 0.15% and 0.20% per annum of the unused portion of the credit facility, depending on the Company's leverage, if no minimum credit rating for the Company is in effect or (b) equal to .15% of the total commitment amount, if the Company has obtained a certain minimum credit rating.

            The revolving credit agreement has financial covenants that require the Company to (i) maintain minimum equity value of $400,000 plus 85% of amounts received by the Company as proceeds from the issuance of equity interests and (ii) meet or exceed certain operating and coverage ratios. Such operating and coverage ratios include, but are not limited to, (a) ratios of earnings before interest, taxes, depreciation and amortization to fixed charges for interest and (b) ratios of net operating income, as defined, to interest expense. The Company has always been in compliance with the financial covenants.

                              CAREY DIVERSIFIED LLC
                         NOTES to CONSOLIDATED/COMBINED
                         FINANCIAL STATEMENTS, Continued

            Scheduled principal payments for the mortgage notes and notes payable during each of the next five years following December 31, 1998 and thereafter are as follows:

      Year Ending December 31,
      ------------------------
      1999                                                        $ 19,608
      2000                                                           5,752
      2001                                                         147,589
      2002                                                           7,890
      2003                                                           8,253
      Thereafter                                                    82,206
                                                                  --------
                                                                  $271,298
                                                                  ========

            Interest paid by the Company on mortgages and notes payable aggregated approximately $17,936, $19,534 and $23,805 in 1998, 1997 and 1996 respectively. Capitalized interest paid by the Company was $910 for 1998.

            In connection with the placement of mortgages, fees of $1,001 were paid to an affiliate of the Company in 1998.

8. Distributions and Dividends:

      Dividends paid to shareholders for 1998 are summarized as follows

      1998:
              Quarterly                   $30,820
                                          =======

            The Company declared a quarterly dividend of $.4125 per share on
                  December 16, 1998 payable to shareholders of record as of December 31, 1998. The dividend was paid in January 1999.

            Distributions paid to partners for 1997 and 1996 are summarized as follows:

         1997:
              Quarterly                   $42,828
              Special                         792
                                          -------
                                          $43,620
                                          =======

         1996:
              Quarterly                   $33,350
              Special                         823
                                          -------
                                          $34,173
                                          =======

                              CAREY DIVERSIFIED LLC
                         NOTES to CONSOLIDATED/COMBINED
                         FINANCIAL STATEMENTS, Continued

9. Earnings Per Share:

Basic and diluted earnings per share for the year ended December 31,1998 were calculated as follows:

                                                                             Weighted
                                                            Income            Average                Per
                                                         Available to       Listed Shares           Share
                                                         To Members          Outstanding            Amount
                                                         ----------          -----------            ------
Basic earnings before extraordinary item                  $    39,085          24,866,225         $      1.57
Extraordinary item                                               (621)                                   (.02)
                                                          -----------                             -----------
           Basic earnings                                 $    38,464          24,866,225         $      1.55
                                                          ===========                             ===========

Effect of dilutive securities - options for shares                                  3,345
                                                                               ----------
Diluted earnings before extraordinary item                $    39,085          24,869,570         $      1.57
Extraordinary item                                               (621)                                   (.02)
                                                          -----------                             -----------
           Diluted earnings                               $    38,464          24,869,570         $      1.55
                                                          ===========                             ===========

10. Lease Revenues:

            For the years ended December 31, 1998, 1997 and 1996, the Company earned its net leasing revenues (i.e., rental income and interest income from direct financing leases) from over 75 lessees. A summary of net leasing revenues including all current lease obligors with more than $1,000 in annual revenues is as follows:

                                                              Years Ended December 31,
                                            ------------------------------------------------------------
                                               1998    %             1997      %             1996     %
                                             -------  ----         -------   ----          -------  ----
Dr Pepper Bottling Company of Texas          $ 3,998    5%         $ 3,998     5%          $ 3,998    5%
Gibson Greetings, Inc.                         3,870    5            3,466     5             3,384    4
Detroit Diesel Corporation                     3,658    5            3,645     5             3,645    5
Sybron International Corporation               3,311    4            3,311     4             3,311    4
Livho, Inc.                                    2,958    4
Quebecor Printing Inc.                         2,523    3            2,618     4             2,533    3
AutoZone, Inc.                                 2,469    3            2,512     3             2,304    3
Furon Company                                  2,415    3            2,416     3             2,528    3
Stoody Deloro Stellite, Inc. (a)               2,234    3            2,725     4             2,624    3
The Gap, Inc.                                  2,199    3            2,154     3             2,154    3
Orbital Sciences Corporation                   2,154    3            2,154     3             2,154    3
Hughes Markets, Inc.                           1,928    3            5,784     7             4,463    6
AP Parts International, Inc.                   1,783    2            1,837     2             1,729    2
NVR, Inc.                                      1,721    2            1,819     2             1,814    2
Unisource Worldwide, Inc.                      1,714    2            1,654     2             1,646    2
Pre Finish Metals Incorporated                 1,636    2            2,421     3             2,408    3
Lockheed Martin Corporation                    1,621    2            1,131     1             1,035    1
CSS Industries, Inc./Cleo, Inc.                1,580    2            1,844     2             1,793    2
Peerless Chain Company                         1,463    2            1,709     2             1,611    2
Brodart, Co.                                   1,432    2            1,308     2             1,314    2
Red Bank Distribution, Inc.                    1,401    2            1,401     2             1,401    2
Copeland Beverage Group, Inc..                 1,200    2
High Voltage Engineering Corp.                 1,187    2            1,174     2             1,179    2
Duff-Norton Company, Inc.                      1,164    2            1,021     1             1,021    1
United States Postal Service                   1,090    1              894     1               482    1
Other                                         24,591   31           24,623    32            26,689   36
                                             -------  ----         -------   ----          -------  ----
                                             $77,300  100%         $77,619   100%          $77,220  100%
                                             =======  ====         =======   ====          =======  ====

(a) Stoody Deloro Stellite, Inc. assigned its leases in 1997. Leases were assigned to DS Company, Ltd. and Thermodyne Holdings Corp., respectively.

                              CAREY DIVERSIFIED LLC
                         NOTES to CONSOLIDATED/COMBINED
                         FINANCIAL STATEMENTS, Continued

11. Gains and Losses on Disposition of Properties:

      Significant sales of properties are summarized as follows:

            1998

            On April 1, 1998 Simplicity Manufacturing, Inc. purchased its leased property in Port Washington, Wisconsin for $9,684 pursuant to a purchase option exercised in 1997. A loss of $291 was recognized on the sale. The carrying value of the Simplicity property of $9,684 was included in assets held for sale in the accompanying balance sheet at December 31, 1997 and the Company recognized a noncash charge of $2,316 in 1997 on the writedown of the property to the purchase option price.

            In December 1998, NVR, Inc. purchased its leased property in
                  Pittsburgh, Pennsylvania for $12,193 pursuant to a purchase option exercised in 1998. A gain of $1,754 was recognized on the sale. In accordance with the partnership agreement of the Partnership that owned the NVR property, the gain was first allocated to a special limited partner with a negative capital balance until the negative balance was eliminated. As a result, $1,381 of the gain was allocated to that partner for financial reporting purposes.

            1997

            In 1997, the Company sold a property in Louisville, Kentucky leased to Winn-Dixie Stores, Inc. for $1,100 and recognized a gain on sale of $608.

            The Company owned two properties in Sumter and Columbia, South
                  Carolina that were leased to Arley Merchandise Corporation ("Arley"). In July 1997, the Arley lease was terminated by the Bankruptcy Court in connection with Arley's voluntary petition of bankruptcy. In connection with the termination of the lease, the Company wrote down the Arley properties by $1,350. In May 1997, the lender on the limited recourse mortgage loan collateralized by the Arley properties made a demand for payment for the entire outstanding principal balance of the loan of $4,755. In November 1997 the lender foreclosed on the properties and the ownership of the Arley properties was transferred to the lender. In connection with the foreclosure, the Company recognized a gain of $957 representing the difference between liabilities forgiven and assets surrendered.

            1996

            In January 1996, the Company sold a multi-tenant property in
                  Helena, Montana with IBM Corporation as the primary tenant for $4,800 and recognized a gain on the sale of $90. All of the Company's leases at the Helena property, including the IBM lease, were assigned to the purchaser.

            In April 1996, the Company sold its warehouse property in
                  Hodgkins, Illinois leased to GATX Logistics, Inc. ("GATX") for $13,200, assigned the GATX lease to the purchaser and recognized a gain on the sale of $4,408.

            In 1985, the Company purchased a hotel in Rapid City, South
                  Dakota, operated as a Holiday Inn, with $6,800 of tax-exempt bonds supported by a letter of credit issued by a third party. In September 1994, the Company was advised by Holiday Inn that it would need to upgrade the hotel's physical plant by January 1997 in order to meet Holiday Inn's modernization requirements or surrender its Holiday Inn license. Management concluded that the required additional investment was not in the best interests of the Company and decided to sell the property. In 1995, the Company reevaluated the fair value of the property and recognized a noncash charge of $1,000. In 1996, the Company recognized an additional charge of $1,300 as a writedown to fair value.

                              CAREY DIVERSIFIED LLC
                         NOTES to CONSOLIDATED/COMBINED
                         FINANCIAL STATEMENTS, Continued

            In October 1996, the Company sold the property along with certain operating assets and liabilities of the hotel for $4,105 and recognized a gain on the sale of $785.

12. Extraordinary Gains and Losses on Extinguishment of Debt:

            1998

            In connection with the prepayment of high interest loans
                  collateralized by properties leased to Dr Pepper Bottling Company of Texas, Orbital Sciences Corporation and Simplicity Manufacturing, Inc., the Company incurred $700 in prepayment charges resulting in an extraordinary loss on the extinguishment of debt of $621, net of $79 attributable to minority interests.

            1996

            In 1996, the Company obtained $6,400 of new limited recourse mortgage financing on one of its properties leased to The Gap, Inc. (the "Gap"). Proceeds from the mortgage financing were used to pay off the remaining balance of $6,195 on an existing mortgage loan on the Gap property, certain refinancing costs and prepayment charges of $255. The prepayment charges have been recognized as an extraordinary loss on the extinguishment of debt, net of $3 attributable to minority interests.

13. Writedowns to Fair Value:

            Significant writedowns of properties to fair value are summarized as follows:

            1998

            The Company owns a property in Urbana, Illinois net leased to
                  Motorola, Inc. ("Motorola"). During 1998, Motorola notified the Company of its intention to exercise its option to purchase the property. The exercise price is determined based on independent appraisals performed on behalf of the Company and Motorola. Based on the appraisal prepared for the Company, the Company believes the fair value of the property, less costs to sell, is $3,012 resulting in a writedown of $1,575.

            1997

            As described in Note 11, Simplicity Manufacturing, Inc.
                  ("Simplicity") in connection with the exercise of its option to purchase the property it leased from the Company in Port Washington, Wisconsin on or before April 1, 1998, the Company concluded that it was not likely that the agreed-upon exercise price would be in excess of the minimum exercise price of $9,684. Accordingly, the Company recognized a noncash charge of $2,316 on the writedown of the property to the anticipated exercise price.

            The Company owned two properties in Sumter and Columbia, South
                  Carolina leased to Arley. As more fully described in Note 11, the Company reevaluated the fair value of the property in connection with the termination of the Arley lease and recognized a noncash charge of $1,350.

            1996

            The Company owned a hotel property in Rapid City, South Dakota that it sold in October 1996. As more fully described in Note 11, the Company reevaluated the fair value of the property in 1996 and recognized a noncash charge of $1,300 on the writedown.

                              CAREY DIVERSIFIED LLC
                         NOTES to CONSOLIDATED/COMBINED
                         FINANCIAL STATEMENTS, Continued

14.     Equity Investments:

            The Company purchased a hotel property in Kenner, Louisiana, in June
               1988. The Company assumed operating control of the hotel in 1992 after evicting the lessee as a result of its financial difficulties. On July 30, 1996, the Company exchanged the hotel for a partnership interest in American General Hospitality Operating Partnership L.P. the operating partnership of a real estate investment trust, American General Hospitality Corporation, ("AGH"). In connection with the exchange, the Company and the AGH operating partnership assumed the $7,304 mortgage loan obligation collateralized by the hotel property. The exchange of the hotel property for limited partnership units was treated as a nonmonetary exchange for tax and financial reporting purposes. As the result of the August 1998 merger of AGH with Meristar Hospitality Corporation ("Meristar") and CapStar Hotel Co., the Company's 920,672 units of the operating partnership of AGH were exchanged for 780,269 units of the operating partnership of Meristar.

           The Company's interest in the Meristar operating partnership is being accounted for under the equity method. The Company has the right to convert its equity interest in the Meristar operating partnership to shares of common stock in Meristar at any time on a one-for-one basis. The exchange of operating partnership units for common stock would be taxable in the year of the exchange. The Company's carrying value for the operating partnership units at the time of the exchange of $9,292 was based on the historical basis of assets transferred, net of liabilities assumed by the AGH operating partnership, cash contributed and costs incurred to complete the exchange.

           As of December 31, 1998, the audited consolidated financial statements of Meristar filed with the United States Securities and Exchange Commission ("SEC") reported total assets of $2,998,460 and shareholders' equity of $1,150,992 and revenues of $525,297 and net income of $43,707 for the year then ended. As of December 31, 1997 and 1996, the audited consolidated financial statements of AGH filed with the SEC reported total assets of $585,088 and $243,115 and stockholders' equity of $443,250 and $127,461, respectively, and revenues of $61,912 and $13,496 and net income of $23,485 and $5,129 for the year ended December 31, 1997 and the period from July 31, 1996 (inception) to December 31, 1996, respectively.

           As of December 31, 1998, Meristar's quoted per share market value was $18.56 resulting in an aggregate value of approximately $14,484, if converted. The carrying value of the equity interest in the Meristar operating partnership as of December 31, 1998 was $24,070.

           The Company owns equity interests in two limited partnerships that own net leased real estate as a limited partner with Corporate Property Associates 10 Incorporated, an affiliate, that owns the remaining controlling interests as a general partner. Summarized combined financial information of the two limited partnerships is as follows:

                                              December 31,
                                       --------------------------
                                          1998              1997
                                          ----              ----
      Assets                           $46,391           $47,666
      Liabilities                       32,399            32,986
      Capital                           13,992            14,680

                                             Year Ended December 31,
                                       ----------------------------------
                                         1998          1997          1996
                                         ----          ----          ----
      Revenue                          $6,990        $6,909        $6,852
      Expenses                          4,536         4,593         4,647
      Net income                        2,454         2,316         2,205

                              CAREY DIVERSIFIED LLC
                         NOTES to CONSOLIDATED/COMBINED
                         FINANCIAL STATEMENTS, Continued

15. Assets Held for Sale:

            In December 1996, KSG, Inc. ("KSG") notified the Company that it was exercising its option to purchase the property it leases in Hazelwood, Missouri. The Company and KSG have not been able to reach an agreement as to the determination of the exercise price between a minimum exercise price of $9,000 and a maximum exercise price of $11,500, but have agreed that the determination of the final exercise price is contingent on the resolution of a dispute regarding the interpretation of the lease. All rental payments due under the lease with KSG are current. The carrying value of the KSG property at December 31, 1998 and 1997 was $9,860 and $4,698 respectively.

            As described in Note 13, Motorola has exercised its option to purchase the property it leases in Urbana, Illinois. The sale of the property is scheduled to occur no later than January 2000.

16. Disclosures About Fair Value of Financial Instruments:

            The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

            The Company estimates that the fair value of mortgage notes payable and other notes payable approximated the carrying amounts for such loans at December 31, 1997 and was $272,075 at December 31, 1998. The fair value of debt instruments was evaluated using a discounted cash flow model with discount rates that take into account the credit of the tenants and interest rate risk.

17. Purchase of Real Estate:

            Purchases of real estate for the quarter ended December 31, 1998 were as follows:

            On November 16, 1998, the Company purchased land and an office building in Rouen, France for approximately $2,336 with financing of $1,788 obtained from a limited recourse mortgage loan. The property is leased to a governmental agency, Direction Regional des Affaires Sanitaires et Sociales, at an initial annual rent of $243. Rent will increase annually based on increases in the INSEE index, an index of increases in construction costs published by the French government. The lease has a term of nine years.

            The mortgage loan is collateralized by the Rouen property, and has a
                  15-year term with 85% of the balance amortizing over the term of the loan, and a balloon payment of approximately $268 due on the maturity date. The loan bears annual interest at 5.16% during the first five years with the rate to be reset based on the then prevailing interest rates.

            In connection with performing services relating to the Company's real estate purchases in 1998, an affiliate of the Company received acquisition fees of $1,001 in 1998.

18. Subsequent Events:

            In 1999, the Company entered into an agreement with J.A. Billipp
                  Development Corporation ("Billipp") to provide Billipp up to $4,100 of limited recourse mortgage financing. As of March 15, 1999, $3,629 has been funded with a commitment to fund the remaining $471 after certain conditions are met. The $4,100 of mortgage loans are collateralized by deed of trust on a property located in Austin, Texas and a lease assignment. The loans provide for monthly payments of interest at an annual rate of 9.5%. In the event the property is not occupied by one or more tenants during the term of the loan, any monthly installments of interest due may be deferred until the maturity date, February 1, 2002, at an annual rate of 12% during the deferral period. In connection with providing the limited recourse mortgage financing, Billipp granted the

                              CAREY DIVERSIFIED LLC
                         NOTES to CONSOLIDATED/COMBINED
                         FINANCIAL STATEMENTS, Continued

                  Company a participating interest in the property's operating cash flow. The participation provides that the Company receive 25% of the net cash flow from operations, as defined for twelve years after the earlier of the maturity of the loan and payment in full of the loan. The Company also received an option to purchase the collateralized property.

            In February 1999, the Company, through a majority owned
                  newly-formed subsidiary, entered into a net lease with Cendant Operations, Inc. ("Cendant") at an existing Company property in Moorestown, New Jersey. Cendant will occupy the property upon completion of the property's renovation, which is expected to occur in the third quarter of 1999. The minority owner of the subsidiary is a real estate developer who will oversee the renovation. The Company has contributed the property to the subsidiary and will fund up to an additional $3,100 for renovations to the property. Cendant is obligated to pay $472 of the renovation costs.

            The agreement with the real estate developer provides that the
                  Company will receive a preferred annualized return of 9% on its capital contributions, as defined. After the payment of the preferred return, any remaining cash flow will be allocated 75% to the Company and 25% to the minority owner. The minority owner will receive up to $150 for a development fee and a one-time leasing fee equal to 2% of the annual rent, net of certain expenses. The lease with Cendant has a five-year term that commences upon substantial completion of renovations. Annual rents will initially be $1,016 with stated increases every year.

            On March 1, 1999, the Company and Armel, Inc., a tenant of a
                  Company property in Ft. Lauderdale, Florida, agreed to a lease termination. Although the lease was scheduled to expire in August 2001, the Company agreed to an early termination in consideration for payments of $1,540, representing approximately 62% of the rents due for what would have been the remaining lease term. Armel's annual rent was $965. Bell South Entertainment, Inc. has entered into a ten-year lease for the property, commencing July 1999, at an annual rent of $300 with stated increases every year.

19. Selected Quarterly Financial Data (unaudited):

                                 Three Months         Three Months     Three Months       Three Months           Year
                                     ended                ended            ended              ended              ended
                                   March 31,             June 30,      September 30,       December 31,       December 31,
                                     1998                 1998             1998               1998               1998
                              --------------------------------------------------------------------------------------------
Revenues                             $21,701             $20,636           $21,306           $21,687            $85,330
Expenses                              11,044              10,339            10,646            12,903             44,932
Income before extraordinary
   items                              10,283               9,987            10,138             8,625             39,085
Net income                             9,714               9,987            10,138             8,625             38,464
Net income per share -
   basic and diluted                     .40                 .40               .40               .35               1.55
Dividends declared
   per share                           .4125               .4125             .4125             .4125               1.65

20. Stock Options and Warrants:

            W. P. Carey was granted warrants for 2,284,800 shares exercisable at $21 per share and 725,930 shares exercisable at $23 per share as compensation for investment banking services in connection with structuring the consolidation (see Note 1). The warrants are exercisable over 10 years beginning January 1999.

                              CAREY DIVERSIFIED LLC
                         NOTES to CONSOLIDATED/COMBINED
                         FINANCIAL STATEMENTS, Continued

            The Company maintains stock option plans pursuant to which share options may be issued. The 1997 Share Incentive Plan (the "Incentive Plan") authorizes the issuance of up to 700,000 shares. The Company Non-Employee Directors' Plan (the "Directors' Plan") authorizes the issuance of up to 300,000 shares.

            The Incentive Plan provides for the grant of (i) share options which may or may not qualify as incentive stock options, (ii) performance shares, (iii) dividend equivalent rights and (iv) restricted shares. On January 1, 1998, share options for 113,500 shares at an exercise price of $20 per share were granted. The options granted under the Incentive Plan have a 10-year term and are exercisable for one-third of the granted options on the first, second and third anniversaries of the date of grant. The vesting of grants; however, may be accelerated upon a change in control of the Company.

            The Directors' Plan provides for the same terms as the Incentive
                  Plan. In January 1998, 23,846 share options were granted at an exercise price of $20 per share.

            Share option and warrant activity is as follows:

                                                               Weighted Average
                                                    Number of    Exercise Price
                                                     Shares       Per Share
                                                     ------       ---------
      Balance at January 1, 1998                          --
      Granted                                       3,148,076       $   21.42
      Exercised
      Forfeited
                                                    ---------       ---------
      Balance at December 31, 1998                  3,148,076       $   21.42
                                                    =========       =========

            At December 31, 1998, the range of exercise prices and
                  weighted-average remaining contractual life of outstanding share options and warrants was $20 to $23 and ten years, respectively.

            The per share weighted average fair value of share options and warrants issued during 1998 were estimated to be $1.45 using a binomial option pricing formula. The more significant assumptions underlying the determination of the weighted average fair value include a risk-free interest rate of 5.36%, a volatility factor of 18.16% and a dividend yield of 7.33%. No assumptions were applied for the expected life of the options and warrants.

            The Company has elected to adopt the disclosure only provisions of
                  SFAS No. 123. If stock based compensation cost had been recognized based upon fair value at the date of grant for options awarded under the two plans in accordance with the provisions of SFAS No. 123, pro forma net income for 1998 would have been $38,299 and pro forma basic and diluted earnings per share would have been $1.54.

            38,500 and 3,302 share options were granted under the Incentive Plan and Directors' Plan, respectively, in January 1999.

                              CAREY DIVERSIFIED LLC
                         NOTES to CONSOLIDATED/COMBINED
                         FINANCIAL STATEMENTS, Continued

21. Segment Reporting:

            The Company has adopted Statement of Financial Accounting Standards ("FASB") No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.

            The Company operates in two business segments - real estate operations with domestic and international investments and hotel operations. The two segments are summarized as follows:

                                              Real Estate         Hotel         Total Company
                                             -----------         -----         -------------
Revenues:
     1998                                     $ 79,041           $ 6,289          $ 85,330
     1997                                       81,748            14,523            96,271
     1996                                       79,647            21,929           101,576

Operating and interest expenses:
  (excluding depreciation and
   amoritization)
     1998                                     $ 31,570           $ 4,956          $ 36,526
     1997                                       35,399            10,748            46,147
     1996                                       32,255            15,947            48,202

Income from equity investments:
     1998                                     $  1,837                            $  1,837
     1997                                        2,076                               2,076
     1996                                        1,155                               1,155

Net operating income (1):
     1998                                     $ 36,320           $ 1,253          $ 37,573
     1997                                       35,447             3,549            38,996
     1996                                       34,450             5,623            40,073

Total assets:
     1998                                     $804,755           $ 8,509          $813,264
     1997                                      497,722            25,698           523,420
     1996                                      518,577            26,151           544,728

Total long-lived assets:
     1998                                     $784,368           $ 7,013          $791,381
     1997                                      461,723            23,333           485,056
     1996                                      476,984            24,080           501,064

               The Company acquired its first international real estate investment in 1998. For 1998, geographic information is as follows:

                                              Domestic          International   Total Company
                                              --------          -------------   -------------
Revenues                                       $ 84,503           $   827          $ 85,330
Operating and interest expense                   35,982               544            36,526
Net operating income                             37,477                96            37,573
Total assets                                    789,884            23,380           813,264
Total long-lived assets                         772,413            18,968           791,381

      (1) Net operating income represents income before gains and extraordinary items.

                              CAREY DIVERSIFIED LLC
                         NOTES to CONSOLIDATED/COMBINED
                         FINANCIAL STATEMENTS, Continued

22. Accounting Pronouncement:

            In June 1998, the FASB issued SFAS No. 133, "Accounting for
                  Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). The Company believes that adoption of SFAS No. 133 will not have a material impact on the consolidated financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure.

            NONE

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

            This information will be contained in Company's definitive Proxy Statement with respect to the Company's 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

Item 11. Executive Compensation.

            This information will be contained in Company's definitive Proxy Statement with respect to the Company's 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

            This information will be contained in Company's definitive Proxy Statement with respect to the Company's 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

            This information will be contained in Company's definitive Proxy Statement with respect to the Company's 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) 1. Financial Statements:

            The following financial statements are filed as a part of this
            Report:

      Consolidated/Combined Report of Independent Accountants.

      Consolidated/Combined Balance Sheets, December 31, 1998 and 1997.

      Consolidated/Combined Statements of Income for the years ended December 31, 1998, 1997 and 1996.

      Consolidated Statement of Members' Equity for the year ended December 31, 1998.

      Consolidated/Combined Statements of Partners' Capital for the years ended December 31, 1996 and1997.

      Consolidated/Combined Statements of Comprehensive Income for the years ended December 31, 1996, 1997 and 1998.

      Consolidated/Combined Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

      Notes to Consolidated/Combined Financial Statements.

      (a)   2. Financial Statement Schedule:

            The following schedule is filed as a part of this Report:

      Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1998.

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

Exhibit                                                                                     Method of
  No.             Description                                                                Filing
-------           -----------                                                       ---------------------------
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

10.5       Non-Statutory Listed Share Option Agreement.                             Exhibit 10.5 to Registration
                                                                                    Statement on Form S-4
                                                                                    (No. 333-37901)

10.6       Credit Agreement by and among Carey Diversified LLC,                     Exhibit 10.1 to Form 8-K
           Chase Manhattan Bank, and the Bank of New York, dated                    dated May 15, 1998.
           March, 26, 1998

21.1       List of Registrant Subsidiaries                                          Filed herewith

23.1       Consent of PricewaterhouseCoopers LLP                                    Filed herewith

99.13      Amended and Restated Agreement of Limited Partnership                    Exhibit 99.13 to Registration
           of CPA(R):1.                                                             Statement on Form S-4
                                                                                    (No. 333-37901)

99.14      Amended and Restated Agreement of Limited Partnership                    Exhibit 99.14 to Registration
           of CPA(R):2.                                                             Statement on Form S-4
                                                                                    (No. 333-37901)

Exhibit                                                                                     Method of
  No.             Description                                                                Filing
-------           -----------                                                       ---------------------------
99.15      Amended and Restated Agreement of Limited Partnership                    Exhibit 99.15 to Registration
           of CPA(R):3.                                                             Statement on Form S-4
                                                                                    (No. 333-37901)

99.23      Press Release from Carey Diversified LLC                                 Exhibit 99.1 to Form 8-K
           (March 26, 1998)                                                         dated May 15, 1998

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

99.19      Amended and Restated Agreement of Limited Partnership                    Exhibit 99.19 to Registration
           of CPA(R):7.                                                             Statement on Form S-4
                                                                                    (No. 333-37901)

99.20      Amended and Restated Agreement of Limited Partnership                    Exhibit 99.20 to Registration
           of CPA(R):8.                                                             Statement on Form S-4
                                                                                    (No. 333-37901)

99.21      Amended and Restated Agreement of Limited Partnership                    Exhibit 99.21 to Registration
           of CPA(R):9.                                                             Statement on Form S-4
                                                                                    (No. 333-37901)

99.22      Listed Share Purchase Warrant.                                           Exhibit 99.22 to Registration
                                                                                    Statement on Form S-4
                                                                                    (No. 333-37901)

99.23      Press release from Carey Diversified LLC                                 Exhibit 99.1 to Form 8-K
           (March 26, 1998)                                                         dated May 15, 1998

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 CAREY DIVERSIFIED LLC

  3/25/99        BY:     /s/ John J. Park
 ----------              ------------------------------------------------------
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


                 BY:     CAREY DIVERSIFIED LLC

  3/25/99        BY:     /s/ Francis J. Carey
 ----------              ------------------------------------------------------
     Date                Francis J. Carey
                         Chairman of the Board, Chief Executive Officer
                         and Director
                         (Principal Executive Officer)

  3/25/99        BY:     /s/ William P. Carey
 ----------              ------------------------------------------------------
     Date                William P. Carey
                         Chairman of the Executive Committee and Director

  3/25/99        BY:     /s/ Steven M. Berzin
 ----------              ------------------------------------------------------
     Date                Steven M. Berzin
                         Vice Chairman, Chief Legal Officer and Director

  3/25/99        BY:     /s/ Gordon F. DuGan
 ----------              ------------------------------------------------------
      Date               Gordon F. DuGan
                         President, Chief Acquisitions Officer and Director

  3/25/99        BY:     /s/ Donald E. Nickelson
 ----------              ------------------------------------------------------
     Date                Donald E. Nickelson
                         Chairman of the Audit Committee and Director

  3/25/99        BY:     /s/ Eberhard Faber IV
 ----------              ------------------------------------------------------
     Date                Eberhard Faber IV
                         Director

  3/25/99        BY:     /s/ Dr. Lawrence R. Klein
 ----------              ------------------------------------------------------
     Date                Dr. Lawrence R. Klein
                         Director

  3/25/99        BY:     /s/ Charles C. Townsend, Jr.
 ----------              ------------------------------------------------------
     Date                Charles C. Townsend, Jr.
                         Director

  3/25/99        BY:     /s/ Reginald Winssinger
 ----------              ------------------------------------------------------
     Date                Reginald Winssinger
                         Director

  3/25/99        BY:     /s/ John J. Park
 ----------              ------------------------------------------------------
     Date                John J. Park
                         Executive Vice President, Chief Financial Officer and
                         Treasurer
                         (Principal Financial Officer)

  3/25/99        BY:     /s/ Claude Fernandez
 ----------              ------------------------------------------------------
     Date                Claude Fernandez
                         Executive Vice President, Chief Administrative Officer
                         (Principal Accounting Officer)

                     CAREY DIVERSIFIED LLC and SUBSIDIARIES

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1998

                                                       Initial Cost to Company             Cost             Increase
                                            -------------------------------------       Capitalized         (Decrease)
                                                                         Personal      Subsequent to          in Net
   Description              Encumbrances    Land           Buildings     Property      Acquisition (a)     Investment (b)
   -----------              ------------    ----           ---------     --------      ---------------     --------------
Operating Method:
 Office, warehouse and
  manufacturing buildings
  leased to various tenants
  in Broomfield, Colorado    $2,090,065   $  247,993      $ 2,538,263

 Office and manufacturing
  building leased to IMO
  Industries Inc.             1,718,172      814,267        4,761,042

 Distribution facilities
  and warehouses
  leased to
  The Gap, Inc.               5,728,660    1,525,593       21,427,148

 Supermarkets
  leased to Winn-Dixie
  Stores, Inc.                               855,196        6,762,374

 Land leased to
  Kobacker Stores, Inc.                    1,186,443

 Warehouse and manufac-
  turing plant
  leased to Pre Finish
  Metals Incorporated                        324,046        8,408,833

 Retail store leased
  to A. Jones                                 16,452           80,937

 Retail store leased
  to Wexler & Wexler                          73,267          116,019

 Retail stores leased to
  Kinko's of Ohio, Inc.                       14,844          185,541

 Warehouse and distribution
  center leased to, B&G
  Contract Packaging, Inc.                   201,721        2,870,928

                                Gross Amount at which Carried at Close of Period (c)
                               --------------------------------------------------------------
                                                                    Personal                            Accumulated
   Description                  Land            Buildings           Property            Total           Depreciation
   -----------                  ----            ---------           --------            -----           ------------
Operating Method:
 Office, warehouse and
  manufacturing buildings
  leased to various tenants
  in Broomfield, Colorado    $  247,993          $ 2,538,263                         $ 2,786,256        $   63,457

 Office and manufacturing
  building leased to IMO
  Industries Inc.               814,267            4,761,042                           5,575,309           119,026

 Distribution facilities
  and warehouses
  leased to
  The Gap, Inc.               1,525,593           21,427,148                          22,952,741           535,678

 Supermarkets
  leased to Winn-Dixie
  Stores, Inc.                  855,196            6,762,374                           7,617,570           169,059

 Land leased to
  Kobacker Stores, Inc.       1,186,443                                                1,186,443

 Warehouse and manufac-
  turing plant
  leased to Pre Finish
  Metals Incorporated           324,046            8,408,833                           8,732,879           210,222

 Retail store leased
  to A. Jones                    16,452               80,937                              97,389             2,023

 Retail store leased
  to Wexler & Wexler             73,267              116,019                             189,286             2,900

 Retail stores leased to
  Kinko's of Ohio, Inc.          14,844              185,541                             200,385             4,638

 Warehouse and distribution
  center leased to, B&G
  Contract Packaging, Inc.      201,721            2,870,928                           3,072,649            71,773

                                                       Life on which
                                                   Depreciation In Latest
                                                    Statement of Income
   Description                 Date Acquired           is Computed
   -----------                 -------------       -----------------------
Operating Method:
 Office, warehouse and
  manufacturing buildings
  leased to various tenants
  in Broomfield, Colorado      January 1, 1998            40  yrs.

 Office and manufacturing
  building leased to IMO
  Industries Inc.              January 1, 1998            40  yrs.

 Distribution facilities
  and warehouses
  leased to
  The Gap, Inc.                January 1, 1998            40  yrs.

 Supermarkets
  leased to Winn-Dixie
  Stores, Inc.                 January 1, 1998            40  yrs.

 Land leased to
  Kobacker Stores, Inc.        January 1, 1998            N/A

 Warehouse and manufac-
  turing plant
  leased to Pre Finish
  Metals Incorporated          January 1, 1998            40  yrs.

 Retail store leased
  to A. Jones                  January 1, 1998            40  yrs.

 Retail store leased
  to Wexler & Wexler           January 1, 1998            40  yrs.

 Retail stores leased to
  Kinko's of Ohio, Inc.        January 1, 1998            40  yrs.

 Warehouse and distribution
  center leased to, B&G
  Contract Packaging, Inc.     January 1, 1998            40  yrs.

                     CAREY DIVERSIFIED LLC and SUBSIDIARIES

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1998

                                                            Initial Cost to Company                  Cost             Increase
                                                      -------------------------------------       Capitalized         (Decrease)
                                                                                   Personal      Subsequent to          in Net
   Description                        Encumbrances    Land           Buildings     Property      Acquisition (a)     Investment (b)
   -----------                        ------------    ----           ---------     --------      ---------------     --------------
Operating Method (continued):
 Land leased to Unisource
  Worldwide, Inc.                       2,056,876    4,573,360

 Centralized telephone
  bureau leased to Excel
 Communications, Inc.                                  925,162        4,023,627

 Dairy processing
  facility leased to
  Copeland Beverage
  Group, Inc.                                        2,283,470       10,911,060                  $   373,503

 Office building in
  Beaumont, Texas
  leased to Petrocon
  Engineering, Inc. and
  Olmstead Kirk Paper Company                          164,113        2,343,849

 Office, manufacturing
  and warehouse
  buildings leased to
  Continental Casualty
  Company                                            1,389,951        5,337,002

 Warehouse and
  distribution center
  in Salisbury,
  North Carolina leased
  to Family Dollar Services, Inc.                      246,949        5,034,911                    1,214,451

 Manufacturing and office
  buildings leased to Penn
  Virginia Corporation                                 652,668        4,074,346

 Land leased to
  Exide Electronics
  Corporation                                        1,638,012

 Motion picture theaters leased
  to Harcourt General
  Corporation                           1,739,087    1,527,425        5,709,495


                                         Gross Amount at which Carried at Close of Period (c)
                                        --------------------------------------------------------------
                                                                             Personal                       Accumulated
   Description                           Land            Buildings           Property            Total      Depreciation
   -----------                           ----            ---------           --------            -----      ------------
Operating Method (continued):
 Land leased to Unisource
  Worldwide, Inc.                      4,573,360                                                4,573,360

 Centralized telephone
  bureau leased to Excel
 Communications, Inc.                    925,162           4,023,627                            4,948,789        100,590

 Dairy processing
  facility leased to
  Copeland Beverage
  Group, Inc.                          2,656,973          10,911,060                           13,568,033        272,776

 Office building in
  Beaumont, Texas
  leased to Petrocon
  Engineering, Inc. and
  Olmstead Kirk Paper Company            164,113           2,343,849                            2,507,962         58,596

 Office, manufacturing
  and warehouse
  buildings leased to
  Continental Casualty
  Company                              1,389,951           5,337,002                            6,726,953        133,425

 Warehouse and
  distribution center
  in Salisbury,
  North Carolina leased
  to Family Dollar Services, Inc.        246,949           6,249,362                            6,496,311        131,999

 Manufacturing and office
  buildings leased to Penn
  Virginia Corporation                   652,668           4,074,346                            4,727,014        101,858

 Land leased to
  Exide Electronics
  Corporation                          1,638,012                                                1,638,012

 Motion picture theaters leased
  to Harcourt General
  Corporation                          1,527,425           5,709,495                            7,236,920        142,737

                                                              Life on which
                                                         Depreciation In Latest
                                                           Statement of Income
   Description                        Date Acquired           is Computed
   -----------                        -------------      ----------------------
Operating Method (continued):
 Land leased to Unisource
  Worldwide, Inc.                     January 1, 1998              N/A

 Centralized telephone
  bureau leased to Excel
 Communications, Inc.                 January 1, 1998              40  yrs.

 Dairy processing
  facility leased to
  Copeland Beverage
  Group, Inc.                         January 1, 1998              40  yrs.

 Office building in
  Beaumont, Texas
  leased to Petrocon
  Engineering, Inc. and
  Olmstead Kirk Paper Company         January 1, 1998              40  yrs.

 Office, manufacturing
  and warehouse
  buildings leased to
  Continental Casualty
  Company                             January 1, 1998              40  yrs.

 Warehouse and
  distribution center
  in Salisbury,
  North Carolina leased
  to Family Dollar Services, Inc.     January 1, 1998              40  yrs.

 Manufacturing and office
  buildings leased to Penn
  Virginia Corporation                January 1, 1998              40 yrs.

 Land leased to
  Exide Electronics
  Corporation                         January 1, 1998              N/A

 Motion picture theaters leased
  to Harcourt General
  Corporation                         January 1, 1998              40 yrs.

                     CAREY DIVERSIFIED LLC and SUBSIDIARIES

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1998

                                                  Initial Cost to Company                  Cost             Increase
                                            -------------------------------------       Capitalized         (Decrease)
                                                                         Personal      Subsequent to          in Net
   Description              Encumbrances    Land           Buildings     Property      Acquisition (a)     Investment (b)
   -----------              ------------    ----           ---------     --------      ---------------     --------------
Operating Method (continued):
 Warehouse/ office research
   and manufacturing
  facilities leased to
  Lockheed Martin
  Corporation                              2,617,330       14,752,353                      525,034

 Warehouse and office
  facility leased to
  Kinney Shoe Corporation/
  Armel, Inc.                              1,173,108        3,368,141

 Manufacturing and office
  facility leased to
  Yale Security, Inc.                        345,323        3,913,657

 Manufacturing facilities
  leased to AP Parts
  International, Inc.         4,412,037      447,170       12,337,106

 Manufacturing facilities
  leased to Northern Tube,
  Inc.                          620,000       31,725        1,691,580

 Manufacturing facilities
  leased to Anthony's
  Manufacturing Company, Inc.              2,051,769        5,321,776

 Manufacturing facilities
  leased to Swiss
  M-Tex, L.P.                                263,618        4,046,406

 Land leased to
  AutoZone, Inc.                           9,382,198

 Retail stores leased to
  Northern Auto, Inc.                      3,202,467        2,711,994

 Retail stores leased tp
  General Textiles, Inc.                     129,173          313,107

                                  Gross Amount at which Carried at Close of Period (c)
                                  -------------------------------------------------------------
                                                                      Personal                       Accumulated
   Description                    Land            Buildings           Property            Total      Depreciation
   -----------                    ----            ---------           --------            -----      ------------
Operating Method (continued):
 Warehouse/ office research
   and manufacturing
  facilities leased to
  Lockheed Martin
  Corporation                    2,617,330         15,277,387                             17,894,717     373,026

 Warehouse and office
  facility leased to
  Kinney Shoe Corporation/
  Armel, Inc.                    1,173,108          3,368,141                              4,541,249      84,203

 Manufacturing and office
  facility leased to
  Yale Security, Inc.              345,323          3,913,657                              4,258,980      97,842

 Manufacturing facilities
  leased to AP Parts
  International, Inc.              447,170         12,337,106                             12,784,276     308,428

 Manufacturing facilities
  leased to Northern Tube,
  Inc.                              31,725          1,691,580                              1,723,305      42,290

 Manufacturing facilities
  leased to Anthony's
  Manufacturing Company, Inc.    2,051,769          5,321,776                              7,373,545     133,045

 Manufacturing facilities
  leased to Swiss
  M-Tex, L.P.                      263,618          4,046,406                              4,310,024     101,160

 Land leased to
  AutoZone, Inc.                 9,382,198                                                 9,382,198

 Retail stores leased to
  Northern Auto, Inc.            3,202,467          2,711,994                              5,914,461      67,800

 Retail stores leased tp
  General Textiles, Inc.           129,173            313,107                                442,280       7,828

                                                                   Life on which
                                                              Depreciation In Latest
                                                                Statement of Income
   Description                             Date Acquired           is Computed
   -----------                             -------------      ----------------------
Operating Method (continued):
 Warehouse/ office research
   and manufacturing
  facilities leased to
  Lockheed Martin
  Corporation                            January 1, 1998             40 yrs.

 Warehouse and office
  facility leased to
  Kinney Shoe Corporation/
  Armel, Inc.                            January 1, 1998              40 yrs.

 Manufacturing and office
  facility leased to
  Yale Security, Inc.                    January 1, 1998             40 yrs.

 Manufacturing facilities
  leased to AP Parts
  International, Inc.                    January 1, 1998             40 yrs.

 Manufacturing facilities
  leased to Northern Tube,
  Inc.                                   January 1, 1998             40 yrs.

 Manufacturing facilities
  leased to Anthony's
  Manufacturing Company, Inc.            January 1, 1998             40 yrs.

 Manufacturing facilities
  leased to Swiss
  M-Tex, L.P.                            January 1, 1998             40 yrs.

 Land leased to
  AutoZone, Inc.                         January 1, 1998             N/A

 Retail stores leased to
  Northern Auto, Inc.                    January 1, 1998             40 yrs.

 Retail stores leased tp
  General Textiles, Inc.                 January 1, 1998             40 yrs.

                     CAREY DIVERSIFIED LLC and SUBSIDIARIES

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1998

                                                  Initial Cost to Company                  Cost             Increase
                                            -------------------------------------       Capitalized         (Decrease)
                                                                         Personal      Subsequent to          in Net
   Description              Encumbrances    Land           Buildings     Property      Acquisition (a)     Investment (b)
   -----------              ------------    ----           ---------     --------      ---------------     --------------
Operating Method (continued):
 Retail stores leased to
  Fact 2U, Inc.                               77,099          236,231

 Office facility leased to
  Bell Atlantic Corporation                  219,548        1,578,592

 Land leased to Sybron
  International Corporation                1,135,003

 Office facility leased
  to United States
  Postal Service and
  Comark, Inc.                             1,074,640       11,452,967                        2,530

 Manufacturing and office
  facility leased to
  Allied Plywood, Inc.                       459,593        1,351,737

 Manufacturing and office
  facility leased to StairPans
  of America, Inc.                           139,004        1,758,648

 Manufacturing facilities
  leased to Quebecor
  Printing Inc.               9,773,836    4,458,047       18,695,004

 Land leased to High
  Voltage Engineering
  Corp.                                    1,954,882

 Manufacturing facility
  leased to
  Wozniak Industries, Inc./
  Mayfair Molded
  Products Corporation                       864,638        2,677,512                        1,745

 Distribution and office
  facilities leased to
  Federal Express
  Corporation                                335,189        1,839,331

                                        Gross Amount at which Carried at Close of Period (c)
                                       --------------------------------------------------------------
                                                                            Personal                       Accumulated
   Description                          Land            Buildings           Property            Total      Depreciation
   -----------                          ----            ---------           --------            -----      ------------
Operating Method (continued):
 Retail stores leased to
  Fact 2U, Inc.                            77,099         236,231                                  313,330       5,906

 Office facility leased to
  Bell Atlantic Corporation               219,548       1,578,592                                1,798,140      39,465

 Land leased to Sybron
  International Corporation             1,135,003                                                1,135,003

 Office facility leased
  to United States
  Postal Service and
  Comark, Inc.                          1,074,640      11,455,497                               12,530,137     286,379

 Manufacturing and office
  facility leased to
  Allied Plywood, Inc.                    459,593       1,351,737                                1,811,330      33,794

 Manufacturing and office
  facility leased to StairPans
  of America, Inc.                        139,004       1,758,648                                1,897,652      43,966

 Manufacturing facilities
  leased to Quebecor
  Printing Inc.                         4,458,047      18,695,004                               23,153,051     467,375

 Land leased to High
  Voltage Engineering
  Corp.                                 1,954,882                                                1,954,882

 Manufacturing facility
  leased to
  Wozniak Industries, Inc./
  Mayfair Molded
  Products Corporation                    864,638       2,679,257                                3,543,895      66,979

 Distribution and office
  facilities leased to
  Federal Express
  Corporation                             335,189       1,839,331                                2,174,520      45,983

                                                              Life on which
                                                         Depreciation In Latest
                                                           Statement of Income
   Description              Enc       Date Acquired           is Computed
   -----------                        -------------      ----------------------
Operating Method (continued):
 Retail stores leased to
  Fact 2U, Inc.                        January 1, 1998       40 yrs.

 Office facility leased to
  Bell Atlantic Corporation            January 1, 1998       40 yrs.

 Land leased to Sybron
  International Corporation            January 1, 1998       N/A

 Office facility leased
  to United States
  Postal Service and
  Comark, Inc.                         January 1, 1998       40 yrs.

 Manufacturing and office
  facility leased to
  Allied Plywood, Inc.                 January 1, 1998       40 yrs.

 Manufacturing and office
  facility leased to StairPans
  of America, Inc.                     January 1, 1998       40 yrs.

 Manufacturing facilities
  leased to Quebecor
  Printing Inc.                        January 1, 1998       40 yrs.

 Land leased to High
  Voltage Engineering
  Corp.                                January 1, 1998       N/A

 Manufacturing facility
  leased to
  Wozniak Industries, Inc./
  Mayfair Molded
  Products Corporation                 January 1, 1998       40 yrs.

 Distribution and office
  facilities leased to
  Federal Express
  Corporation                          January 1, 1998       40 yrs.

                     CAREY DIVERSIFIED LLC and SUBSIDIARIES

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1998

                                                  Initial Cost to Company                  Cost             Increase
                                            -------------------------------------       Capitalized         (Decrease)
                                                                         Personal      Subsequent to          in Net
   Description              Encumbrances    Land           Buildings     Property      Acquisition (a)     Investment (b)
   -----------              ------------    ----           ---------     --------      ---------------     --------------
Operating Method (continued):
 Land leased to Dr Pepper
  Bottling Company
  of Texas                                 9,795,193

 Manufacturing facility
  leased to Detroit Diesel
  Corporation                21,491,461    5,967,620       31,730,547

 Engineering and
  Fabrication facility
  leased to Orbital
  Sciences Corporation                     5,034,749       18,956,971                      408,132

 Distribution
  facility leased to
  PepsiCo, Inc.                              166,745          884,772

 Land leased to Childtime
  Childcare, Inc.               508,692    1,673,925

 Hotel Complex leased to
  Hotel Corporation of
  America                     8,247,292      737,407        4,564,671     $3,401,744

 Hotel leased to Livho, Inc.               2,765,094       11,086,650      2,711,519     2,087,322

 Retail store leased to
  Eagle Hardware and
  Garden, Inc.               11,000,000    4,125,000       11,811,641

 Office building in Pantin,
  France leased to
  four lessees                8,651,444    2,674,914        8,210,990

 Office facility leased to
  Tellit Assurances           4,580,153      542,968        5,286,915

 Portfolio of seven properties
  In Houston, Texas
  leased to 15 lessees        10,361,643   3,260,000       22,324,073

                                    Gross Amount at which Carried at Close of Period (c)
                                   --------------------------------------------------------------
                                                                        Personal                       Accumulated
   Description                      Land            Buildings           Property            Total      Depreciation
   -----------                      ----            ---------           --------            -----      ------------
Operating Method (continued):
 Land leased to Dr Pepper
  Bottling Company
  of Texas                      9,795,193                                                9,795,193

 Manufacturing facility
  leased to Detroit Diesel
  Corporation                   5,967,620             31,730,547                        37,698,167        793,263

 Engineering and
  Fabrication facility
  leased to Orbital
  Sciences Corporation          5,034,749             19,365,103                        24,399,852        473,925

 Distribution
  facility leased to
  PepsiCo, Inc.                   166,745                884,772                         1,051,517         22,120

 Land leased to Childtime
  Childcare, Inc.               1,673,925                                                1,673,925

 Hotel Complex leased to
  Hotel Corporation of
  America                         737,407              4,564,671         3,401,744       8,703,822        600,080

 Hotel leased to Livho, Inc.    2,765,094             11,587,712         4,297,779      18,650,585        631,878

 Retail store leased to
  Eagle Hardware and
  Garden, Inc.                  4,125,000             11,811,641                        15,936,641        209,002

 Office building in Pantin,
  France leased to
  four lessees                  2,674,914              8,210,990                        10,885,904        122,278

 Office facility leased to
  Tellit Assurances               542,968              5,286,915                         5,829,883         37,315

 Portfolio of seven properties
  In Houston, Texas
  leased to 15 lessees          3,260,000             22,324,073                        25,584,073        302,166

                                                                Life on which
                                                            Depreciation In Latest
                                                             Statement of Income
   Description                          Date Acquired           is Computed
   -----------                          -------------       ----------------------
Operating Method (continued):
 Land leased to Dr Pepper
  Bottling Company
  of Texas                                January 1, 1998       N/A

 Manufacturing facility
  leased to Detroit Diesel
  Corporation                             January 1, 1998       40 yrs.

 Engineering and
  Fabrication facility
  leased to Orbital
  Sciences Corporation                    January 1, 1998       40 yrs.

 Distribution
  facility leased to
  PepsiCo, Inc.                           January 1, 1998       40 yrs.

 Land leased to Childtime
  Childcare, Inc.                         January 1, 1998       N/A

 Hotel Complex leased to
  Hotel Corporation of
  America                                 January 1, 1998       7-40 yrs.

 Hotel leased to Livho, Inc.              January 1, 1998       7-40 yrs.

 Retail store leased to
  Eagle Hardware and
  Garden, Inc.                            April 23, 1998        40 yrs.

 Office building in Pantin,
  France leased to
  four lessees                            May 27, 1998          40 yrs.

 Office facility leased to
  Tellit Assurances                       June 10, 1998         40 yrs.

 Portfolio of seven properties
  In Houston, Texas
  leased to 15 lessees                    June 15, 1998         40 yrs.

                     CAREY DIVERSIFIED LLC and Subsidiaries

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1998

                                                  Initial Cost to Company                  Cost             Increase
                                            -------------------------------------       Capitalized         (Decrease)
                                                                         Personal      Subsequent to          in Net
   Description              Encumbrances    Land           Buildings     Property      Acquisition (a)     Investment (b)
   -----------              ------------    ----           ---------     --------      ---------------     --------------
Operating Method (continued):

 Office facility leased to
  Sprint Spectrum L.P.                     1,190,000        6,700,965

 Office facility leased to
  Direction Regional des
  Affaires Sanitaires et
  Sociales                    1,779,391      303,061        2,109,736


 Vacant                                    1,098,894        2,545,711
                           ------------  -----------     ------------     ----------    ----------           ----------
                            $94,758,809  $88,358,026     $298,845,159     $6,113,263    $4,612,717               --
                            ===========  ===========     ============     ==========    ==========           ==========

                                    Gross Amount at which Carried at Close of Period (c)
                                   --------------------------------------------------------------
                                                                        Personal                       Accumulated
   Description                      Land            Buildings           Property            Total      Depreciation
   -----------                      ----            ---------           --------            -----      ------------
Operating Method (continued):

 Office facility leased to
  Sprint Spectrum L.P.                1,190,000       6,700,965                          7,890,965            34,661

 Office facility leased to
  Direction Regional des
  Affaires Sanitaires et
  Sociales                              303,061       2,109,736                          2,412,797               944


 Vacant                               1,098,894       2,545,711                          3,644,605            63,642
                                    -----------    -------------       -----------    ------------        ----------
                                    $88,731,529    $301,498,113         $7,699,523    $397,929,165        $7,617,500
                                    ===========    ============         ==========    ============        ==========

                                                           Life on which
                                                     Depreciation In Latest
                                                        Statement of Income
   Description                     Date Acquired           is Computed
   -----------                     -------------     ----------------------
Operating Method (continued):

 Office facility leased to
  Sprint Spectrum L.P.               July 1, 1998          40 yrs.

 Office facility leased to
  Direction Regional des
  Affaires Sanitaires et
  Sociales                           November 16, 1998     40 yrs.

                                     January 1, 1998 and
 Vacant                              July 23, 1998         40 yrs.


                     CAREY DIVERSIFIED LLC and SUBSIDIARIES

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1998

                                                Initial Cost to        Cost           Increase
                                                   Company          Capitalized       (Decrease)
                                             --------------------   Subsequent to      in Net
         Description         Encumbrances    Land       Buildings  Acquisition (a)   Investment (b)
         -----------       ----------------  ----       ---------  ----------------- ---------------
Direct financing method:

 Office buildings and
  warehouses leased to
  Unisource Worldwide, Inc.  $4,125,497  $  331,910   $12,281,102                      $   108,694

 Retail stores leased
  to Kobacker Stores,
  Inc.                                                  1,938,179

 Centralized Telephone
  Bureau leased to
  Western Union Financial
  Services, Inc.                            842,233     4,762,302                          (16,221)

 Computer Center
  leased to
  AT&T Corporation                          269,700     5,099,964                           (7,251)

 Warehouse and
  manufacturing
  buildings
  leased to Gibson
  Greetings, Inc.                         3,495,507    34,016,822                          770,843

 Warehouse and
  manufacturing
  buildings
  leased to CSS Industries,
  Inc./ Cleo, Inc.                        1,051,005    14,036,912                           79,512

                           Gross Amount at which Carried
                           at Close of Period (c)
                           -----------------------------
         Description                               Total                     Date Acquired
         -----------                                -----                     -------------
Direct financing method:

 Office buildings and
  warehouses leased to
  Unisource Worldwide, Inc.                       $12,721,706                  January 1, 1998

 Retail stores leased
  to Kobacker Stores,
  Inc.                                              1,938,179                  January 1, 1998

 Centralized Telephone
  Bureau leased to
  Western Union Financial
  Services, Inc.                                    5,588,314                  January 1, 1998

 Computer Center
  leased to
  AT&T Corporation                                  5,362,413                  January 1, 1998

 Warehouse and
  manufacturing
  buildings
  leased to Gibson
  Greetings, Inc.                                  38,283,172                  January 1, 1998

 Warehouse and
  manufacturing
  buildings
  leased to CSS Industries,
  Inc./ Cleo, Inc.                                 15,167,429                  January 1, 1998

                     CAREY DIVERSIFIED LLC and SUBSIDIARIES

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1998

                                                Initial Cost to         Cost           Increase
                                                   Company          Capitalized       (Decrease)
                                             --------------------   Subsequent to      in Net
         Description         Encumbrances    Land       Buildings  Acquisition (a)   Investment (b)
         -----------       ----------------  ----       ---------  ----------------- ---------------
Direct Financing Method
  (continued):

 Manufacturing,
  distribution and
  office buildings
  leased to
  Brodart Co.                 2,877,273     445,383    11,323,899

 Manufacturing facility
  to Duff-Norton
  Company, Inc.                             726,981     8,263,635

 Manufacturing facilities
  leased to Rochester
  Button Company, Inc.                       43,753     1,235,328

 Manufacturing facilities
  leased to Thermadyne
 Holdings Corp.                           3,789,019    13,163,763

 Office and research
  facility leased to
  Exide Electronics
  Corporation                                           2,844,120

 Manufacturing
  facilities leased to
  DeVlieg Bullard, Inc.                     462,295     7,143,644

                             Gross Amount at which Carried
                             at Close of Period (c)
                             -----------------------------
         Description                                 Total                     Date Acquired
         -----------                                 -----                     -------------
Direct Financing Method
  (continued):

 Manufacturing,
  distribution and
  office buildings
  leased to
  Brodart Co.                                        11,769,282                  January 1, 1998

 Manufacturing facility
  to Duff-Norton
  Company, Inc.                                       8,990,616                  January 1, 1998

 Manufacturing facilities
  leased to Rochester
  Button Company, Inc.                                1,279,081                  January 1, 1998

 Manufacturing facilities
  leased to Thermadyne
 Holdings Corp.                                      16,952,782                  January 1, 1998

 Office and research
  facility leased to
  Exide Electronics
  Corporation                                         2,844,120                  January 1, 1998

 Manufacturing
  facilities leased to
  DeVlieg Bullard, Inc.                               7,605,939                  January 1, 1998

                     CAREY DIVERSIFIED LLC and SUBSIDIARIES

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1998

                                               Initial Cost to         Cost           Increase
                                                   Company          Capitalized       (Decrease)
                                             --------------------   Subsequent to      in Net
         Description         Encumbrances    Land       Buildings  Acquisition (a)   Investment (b)
         -----------       ----------------  ----       ---------  ----------------- ---------------
Direct Financing Method
  (continued):

 Manufacturing
  facility leased to
  Penberthy Products, Inc.                   70,317     1,476,657

 Manufacturing facility
  and warehouse leased
  to DS Group Limited                       238,532     3,339,449

 Manufacturing
  facilities leased
  Sunds Defibrator
  Woodhandling, Inc.                         47,632     1,288,327        $ 5,320

 Retail stores leased to
  AutoZone, Inc.                                       16,416,402

 Manufacturing facility
  leased to Peerless
  Chain Company                           1,307,590    11,026,975

 Retail store leased to
  Wal-Mart Stores, Inc.,     $3,228,534   1,839,303     6,535,144

 Manufacturing and office
  facilities leased to Sybron
  International Corporation               2,727,958    31,329,955         22,043

 Manufacturing and office
  facilities leased to
  NVR, Inc.                                 728,683     6,092,840

                               Gross Amount at which Carried
                               at Close of Period (c)
                               -----------------------------
         Description                                   Total                     Date Acquired
         -----------                                    -----                     -------------
Direct Financing Method
  (continued):

 Manufacturing
  facility leased to
  Penberthy Products, Inc.                              1,546,974                  January 1, 1998

 Manufacturing facility
  and warehouse leased
  to DS Group Limited                                   3,577,981                  January 1, 1998

 Manufacturing
  facilities leased
  Sunds Defibrator
  Woodhandling, Inc.                                    1,341,279                  January 1, 1998

 Retail stores leased to
  AutoZone, Inc.                                       16,416,402                  January 1, 1998

 Manufacturing facility
  leased to Peerless
  Chain Company                                        12,334,565                  January 1, 1998

 Retail store leased to
  Wal-Mart Stores, Inc.,                                8,374,447                  January 1, 1998

 Manufacturing and office
  facilities leased to Sybron
  International Corporation                            34,079,956                  January 1, 1998

 Manufacturing and office
  facilities leased to
  NVR, Inc.                                             6,821,523                  January 1, 1998

                     CAREY DIVERSIFIED LLC and SUBSIDIARIES

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1998

                                               Initial Cost to         Cost           Increase
                                                   Company          Capitalized       (Decrease)
                                             --------------------   Subsequent to      in Net
         Description         Encumbrances    Land       Buildings  Acquisition (a)   Investment (b)
         -----------       ----------------  ----       ---------  ---------------   --------------
Direct Financing Method
  (continued):

 Manufacturing and
  generating facilities
  leased to High
  Voltage Engineering
  Corp.                                     973,328     9,166,104

 Office/warehouse
  facilities leased to
  United Stationers
  Supply Company             $2,264,154   1,882,372     5,846,214         26,581

 Bottling and Distribution
  facilities lease to
  Dr Pepper Bottling
  Company of Texas                                     27,598,638

 Land and industrial/
  warehouse/office
  facilities leased to
  Furon Company              12,213,700   4,221,568    19,676,226

 Office/warehouse
  facility leased
  to Red Bank
  Distribution, Inc.          4,852,907    1,629,715     9,396,770

 Day care facilities
  leased to Childtime
  Childcare, Inc.               733,231                  2,412,449
                            -----------  -----------  ------------      --------     ---------

                            $30,295,296  $27,124,784  $267,711,820      $ 53,944     $ 935,577
                            ===========  ===========  ============      ========     =========

                             Gross Amount at which Carried
                             at Close of Period (c)
                             -----------------------------
         Description                                 Total                     Date Acquired
         -----------                                 -----                     -------------
Direct Financing Method
  (continued):

 Manufacturing and
  generating facilities
  leased to High
  Voltage Engineering
  Corp.                                              10,139,432                  January 1, 1998

 Office/warehouse
  facilities leased to
  United Stationers
  Supply Company                                      7,755,167                  January 1, 1998

 Bottling and Distribution
  facilities lease to
  Dr Pepper Bottling
  Company of Texas                                   27,598,638                  January 1, 1998

 Land and industrial/
  warehouse/office
  facilities leased to
  Furon Company                                      23,897,794                  January 1, 1998

 Office/warehouse
  facility leased
  to Red Bank
  Distribution, Inc.                                 11,026,485                  January 1, 1998

 Day care facilities
  leased to Childtime
  Childcare, Inc.                                     2,412,449                  January 1, 1998
                                                   ------------

                                                   $295,826,125
                                                   ============

                     CAREY DIVERSIFIED LLC and SUBSIDIARIES

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1998

                                                  Initial Cost to Company                   Cost
                                            ---------------------------------------      Capitalized
                                                                           Personal      Subsequent to
   Description              Encumbrances      Land           Buildings     Property      Acquisition (a)
   -----------              ------------      ----           ---------     --------      ---------------
Operating real estate:

  Hotels located in:

    Alpena, Michigan        $ 6,955,000      $114,241        $4,256,356     $618,066        $160,717

    Petoskey, Michigan        6,955,000        98,326         1,446,757      290,668         328,347
                            -----------      --------        ----------     --------        --------

                            $13,910,000      $212,567        $5,703,113     $908,734        $489,064
                            ===========      ========        ==========     ========        ========
                            Gross Amount at which Carried at Close of Period (c) (d)
                            -------------------------------------------------------------
                                             Personal                                           Accumulated
   Description               Land            Property           Buildings            Total      Depreciation
   -----------               ----            --------           ---------            -----      ------------
Operating real estate:

  Hotels located in:

    Alpena, Michigan         $114,241        $  737,656          $4,297,483         $5,149,380    $201,312

    Petoskey, Michigan         98,326           470,259           1,595,513          2,164,098      98,906
                             --------        ----------          ----------         ----------    --------

                             $212,567        $1,207,915          $5,892,996         $7,313,478    $300,218
                             ========        ==========          ==========         ==========    ========

                                                          Life on which
                                                      Depreciation In Latest
                                                      Statement of Income
   Description                     Date Acquired           is Computed
   -----------                     -------------      ----------------------
Operating real estate:

  Hotels located in:

    Alpena, Michigan                January 1, 1998           7-40 yrs.

    Petoskey, Michigan              January 1, 1998           7-40 yrs.


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

(b) The increase (decrease) in net investment is primarily due to (i) the amortization of unearned income from net investment in direct financing leases producing a periodic rate of return which at times may be greater or less than lease payments received, (ii) sales of properties, and (iii) writedowns of properties to fair value.

(c) At December 31, 1998, the aggregate cost of real estate owned by the Company and its subsidiaries for Federal income tax purposes is $695,342,780.

                     Reconciliation of Real Estate Accounted
                         for Under the Operating Method

                                                 The Company     The Predecessor
                                                 Consolidated         Combined
                                                 December 31,      December 31,
                                                    1998               1997
                                                 -------------    -------------
      Balance at beginning
          of year                                $ 315,097,546    $ 339,503,452

      Additions                                      4,612,717        1,422,179

      Purchases                                     69,287,712

      Sales                                         (3,044,712)      (6,458,555)

      Writedowns to fair value                      (1,575,000)      (1,489,999)

      Reclassification from (to) investment in
          direct financing lease                    16,563,263      (21,868,468)

      Reclassification to real estate
          held for sale                             (3,012,361)        (353,377)
                                                 -------------    -------------

      Balance at end of
          year                                   $ 397,929,165    $ 310,755,232
                                                 =============    =============

                            CAREY DIVERSIFIED LLC and
                   CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS

                       NOTES to Schedule III - Real Estate
                          and ACCUMULATED DEPRECIATION

                   Reconciliation of Accumulated Depreciation

                                                 The Company     The Predecessor
                                                 Consolidated         Combined
                                                 December 31,      December 31,
                                                    1998               1997
                                                 -------------    -------------
      Balance at beginning
          of year                                               $ 91,923,183

      Depreciation expense                      $  7,725,130       8,819,816

      Reclassification to real estate
          held for sale                             (104,550)       (153,377)

      Reclassification to direct financing
          lease                                                   (4,429,853)

      Writeoff resulting from sales
          of property                                 (3,080)     (2,569,087)
                                                ------------    ------------

      Balance at end of
          year                                  $  7,617,500    $ 93,590,682
                                                ============    ============

                    Reconciliation for Operating Real Estate

                                                 The Company     The Predecessor
                                                 Consolidated         Combined
                                                 December 31,      December 31,
                                                    1998               1997
                                                 -------------    -------------
      Balance at beginning
          of year                                 $ 23,387,677     $ 37,426,984

      Additions                                        489,064          532,751

      Reclassification to operating
          method                                   (16,563,263)
                                                  ------------     ------------
      Balance at close of
          year                                    $  7,313,478     $ 37,959,735
                                                  ============     ============

                            CAREY DIVERSIFIED LLC and
                   CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS

                       NOTES to Schedule III - Real Estate
                          and ACCUMULATED DEPRECIATION

                   Reconciliation of Accumulated Depreciation
                              Operating Real Estate

                                                 The Company     The Predecessor
                                                 Consolidated         Combined
                                                 December 31,      December 31,
                                                    1998               1997
                                                 -------------    -------------
      Balance at beginning
          of year                                                  $13,346,982

      Depreciation expense                       $   300,218         1,279,766
                                                 -----------       -----------

      Balance at end of year                     $   300,218       $14,626,748
                                                 ===========       ===========