Form 10-Q
period 1999-03-31
CAREY DIVERSIFIED LLC
filed 1999-05-14
CIK 1025378

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  For the quarterly period ended MARCH 31, 1999

                                       of

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

There are 25,555,964 Listed Shares, no par value outstanding at May 10, 1999.

                              CAREY DIVERSIFIED LLC
                                AND SUBSIDIARIES


                                      INDEX


                                                                                                   Page No.

 PART I

 Item 1. - Financial Information*

           Condensed Consolidated Balance Sheets,
           as of March 31, 1999 and December 31, 1998                                                  2

           Condensed Consolidated Statements of Income for the
           three months ended March 31, 1999 and 1998                                                  3

           Condensed Consolidated Statements of Comprehensive Income
           for the three months ended March 31, 1999 and 1998                                          4

           Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 1999 and 1998                                                  5

           Notes to Condensed Consolidated Financial Statements                                       6-10


 Item 2. - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                       11-12


 PART II - Other Information

Item 3A. - Quantitative and Qualitative Disclosures About Market Risk                                 13

Item 4.  - Submission of Matters to a Vote of Security Holders                                        13

 Item 6. - Exhibits and Reports on Form 8-K                                                           13

 Signatures                                                                                           14


*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                              CAREY DIVERSIFIED LLC
                                AND SUBSIDIARIES

                                     PART I
                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                   March 31,                December 31,
                                                                                     1999                       1998
                                                                                     ----                       ----
                                                                                 (Unaudited)                   (Note)
       ASSETS:
Real estate leased to others under the
    operating method, net of accumulated depreciation of $9,702
    and $7,617 at March 31, 1999 and December 31, 1998                             $393,706                   $390,312
Net investment in direct financing leases                                           296,084                    295,826
Operating real estate, net of accumulated depreciation of $381
    and $300 at March 31, 1999 and December 31, 1998                                  7,011                      7,013
Real estate leased to others under construction                                      71,102                     55,856
Cash and cash equivalents                                                             5,451                      5,673
Assets held for sale                                                                 12,768                     12,842
Equity investments                                                                   29,515                     29,532
Other assets                                                                         20,779                     16,210
                                                                                   --------                   --------
           Total assets                                                            $836,416                   $813,264
                                                                                   ========                   ========

       LIABILITIES:

Mortgage notes payable                                                             $135,880                   $138,964
Notes payable                                                                       158,000                    132,334
Accrued interest                                                                      1,200                      2,128
Accounts payable to affiliates                                                        5,432                      7,013
Dividends payable                                                                    10,661                     10,447
Other liabilities                                                                    10,968                     11,771
                                                                                   --------                   --------
           Total liabilities                                                        322,141                    302,657
                                                                                   --------                   --------

Minority interest                                                                    (3,219)                    (3,626)
                                                                                   --------                   --------

Commitments and contingencies

       MEMBERS' EQUITY:

Listed Shares, no par value;
  25,553,764, and 25,343,402 shares issued and
 outstanding at March 31, 1999 and December 31, 1998                                521,908                    517,755
Distributions in excess of accumulated earnings                                      (3,640)                    (2,803)
Accumulated other comprehensive income                                                 (774)                      (719)
                                                                                   --------                   --------
                                                                                    517,494                    514,233
                                                                                   --------                   --------
           Total liabilities and
               members' equity                                                     $836,416                   $813,264
                                                                                   ========                   ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date

                              CAREY DIVERSIFIED LLC
                                AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                    (in thousands, except per share amounts)


                                                                                   Three Months Ended
                                                                          March 31,                    March 31,
                                                                            1999                          1998
                                                                          -------                       -------
Revenues:
    Rental income                                                         $10,829                       $10,520
    Interest from direct financing leases                                   8,482                         8,921
    Other interest income                                                     141                           236
    Other income                                                              304                            57
    Revenue of hotel operations                                             1,358                         1,967
                                                                          -------                       -------
                                                                           21,114                        21,701
                                                                          -------                       -------

Expenses:
    Interest                                                                4,141                         4,692
    Depreciation and amortization                                           2,336                         1,845
    General and administrative                                              1,852                         1,621
    Property expenses                                                       1,616                         1,259
    Operating expenses of hotel operations                                  1,139                         1,627
                                                                          -------                       -------
                                                                           11,084                        11,044
                                                                          -------                       -------

          Income before minority interest,
           income from equity investments
           and extraordinary item                                          10,030                        10,657

Minority interest in income                                                  (746)                         (931)
                                                                         --------                       -------

          Income before income from equity
           investments and extraordinary item                               9,284                         9,726

Income from equity investments                                                582                           557
                                                                          -------                       -------

          Income before extraordinary item                                  9,866                        10,283

Extraordinary loss on extinguishment of
    debt, net of minority interest of $75 in 1998                             (39)                         (569)
                                                                          -------                       -------

          Net income                                                      $ 9,827                       $ 9,714
                                                                          =======                       =======

Basic and diluted earnings per share:

        Earnings before extraordinary item                                   $.39                          $.43
        Extraordinary item                                                                                 (.03)
                                                                             ----                          ----
                                                                             $.39                          $.40
                                                                             ====                          ====

Weighted average shares outstanding:
    Basic                                                              25,416,171                    23,994,926
                                                                       ==========                    ==========
    Diluted                                                            25,416,171                    24,003,074
                                                                       ==========                    ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                              CAREY DIVERSIFIED LLC
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME


                                 (in thousands)


                                                                                           Three Months Ended
                                                                              March 31, 1999                March 31, 1998
                                                                              --------------                --------------
    Net income                                                                    $9,827                        $9,714
                                                                                  ------                        ------

    Other comprehensive income (loss)
        Unrealized (loss) gain,
           marketable securities                                                    (183)                          160
        Foreign currency translation adjustments                                     128                            --
                                                                                  ------                        ------
               Other comprehensive income (loss)                                     (55)                          160
                                                                                  ------                        ------
               Comprehensive income                                               $9,772                        $9,874
                                                                                  ======                        ======


The accompanying notes are an integral part of the condensed consolidated financial statements.

                              CAREY DIVERSIFIED LLC
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                         Three Months Ended
                                                                             March 31,1999                 March 31,1998
                                                                             -------------                 -------------
Cash flows from operating activities:
    Net income                                                                  $  9,827                      $  9,714
    Adjustments to reconcile net income
        to net cash provided by operating activities:
        Depreciation and amortization                                              2,336                         1,845
        Amortization of deferred income                                             (334)                         (240)
        Extraordinary loss, net of minority interest                                  39                           569
        Minority interest in income                                                  746                           931
        Straight-line rent adjustments and other noncash
           rent adjustments                                                         (390)                         (907)
        Compensation costs paid by issuance of shares                                426                           150
        Payment of deferred leasing fees                                                                        (1,509)
        Provision for uncollected rents                                              146                           165
        Securities received in settlement                                           (251)
        Net change in operating assets and liabilities                            (1,646)                       (1,914)
                                                                                --------                      --------
           Net cash provided by operating activities                              10,899                         8,804
                                                                                --------                      --------
Cash flows from investing activities:
    Purchase of real estate                                                      (18,444)                       (8,086)
    Additional capital expenditures                                               (1,345)                          (69)
    Payment of disposition fees to affiliate                                      (1,007)
    Proceeds from sale of property                                                    74
    Purchase of mortgage receivable                                               (3,629)
    Distributions received from equity investments in
        excess of equity income                                                       17                            61
                                                                                --------                      --------
           Net cash used in investing activities                                 (24,334)                       (8,094)
                                                                               ---------                      --------
Cash flows from financing activities:
    Proceeds from issuance of shares                                                 652                         5,410
    Payment of accrued preferred distributions to former
        general partners                                                                                        (3,676)
    Distributions to minority interests                                             (660)                         (596)
    Dividends paid                                                               (10,450)
    Payments of mortgage principal                                                (1,268)                       (1,903)
    Proceeds from note payable                                                    29,000                        55,000
    Prepayments of mortgages and notes payable                                    (3,954)                      (57,898)
    Deferred financing costs                                                         (68)                       (1,297)
    Prepayment charges paid on extinguishment of debt                                (39)                         (644)
                                                                                --------                      --------
           Net cash provided by (used in) financing activities                    13,213                        (5,604)
                                                                                --------                      --------

           Net decrease in cash and cash equivalents                                (222)                       (4,894)


Cash and cash equivalents, beginning of period                                     5,673                        18,586
                                                                                --------                      --------
           Cash and cash equivalents, end of period                             $  5,451                      $ 13,692
                                                                                ========                      ========

Supplemental disclosure of cash flows information:
               Interest paid (excluding capitalized interest)                   $  5,069                      $  5,560
                                                                                ========                      ========

Noncash investing and financing activities:

         During the three-month period ended March 31, 1999, the Company issued restricted shares of $991 to certain directors, officers and affiliates in consideration of fees.

         In March 1999, the Company purchased the entire 26% minority interest in the property leased to Sprint Spectrum, L.P. for $2,510 in exchange for the issuance of 139,859 shares.

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              CAREY DIVERSIFIED LLC
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                (dollars in thousands, except per share amounts)


Note 1.  Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant inter-entity balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.



Note 2.  Earnings Per Share:

Basic and diluted earnings per share for the three-month periods ended March 31, 1999 and 1998 were calculated as follows:

                                                                                        Weighted
                                                                     Income              Average       Per
                                                                  Available to            Shares      Share
    1999                                                           To Members          Outstanding   Amount
    ----                                                           ----------          -----------   ------
Basic earnings per share before
    extraordinary items                                              $ 9,866              25,416      $ .39
Extraordinary item                                                       (39)
                                                                     -------              ------      -----
Basic earnings per share - extraordinary items                       $ 9,827              25,416      $ .39
                                                                     =======                          =====

Effect of dilutive securities - options for shares
Diluted earnings per share before
    extraordinary items                                              $ 9,866              25,416      $ .39
Extraordinary item                                                       (39)
                                                                     -------              ------      -----
Diluted earnings per share - extraordinary items                     $ 9,827              25,416      $ .39
                                                                     =======              ======      =====

    1998

Basic earnings per share before
    extraordinary items                                              $10,283              23,995      $ .43
Extraordinary item                                                      (569)                          (.03)
                                                                     -------              ------      -----
Basic earnings per share - extraordinary items                       $ 9,714              23,995      $ .40
                                                                     =======                          =====

Effect of dilutive securities -  options for shares                                            8
Diluted earnings per share before
    extraordinary items                                              $10,283              24,003      $ .43
Extraordinary item                                                      (569)                          (.03)
                                                                     -------              ------      -----
Diluted earnings per share - extraordinary items                     $ 9,714              24,003      $ .40
                                                                     =======              ======      =====

                              CAREY DIVERSIFIED LLC
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)

                (dollars in thousands, except per share amounts)



Note 3.  Transactions with Related Parties:

Pursuant to its management agreement, Carey Management LLC ("Carey Management"), an affiliate, performs certain advisory and administrative services for the Company. Management and performance fees are payable to Carey Management, each at an annual rate of 1/2 of 1% of the total average market capitalization of the Company. The management fee is reduced on a dollar-for-dollar basis for distributions paid to the special limited partners of the Company's nine subsidiary partnerships. The performance fee is payable in the form of restricted shares issued by the Company and vests over a five-year period. The performance fees were $375 and $184 for the three-months ended March 31, 1999 and 1998, respectively. Management fees, net of the distributions paid to special limited partners, were $368 and $269 for the three-months ended March 31, 1999 and 1998, respectively. General and administrative expense reimbursements were $357 and $352 for the three-months ended March 31, 1999 and 1998.



Note 4.  Lease Revenues:

For the three months ended March 31, 1999 and 1998, the Company earned its net leasing revenues (i.e., rental income and interest income from direct financing leases) from over 75 lessees. A summary of net leasing revenues including all current lease obligors with more than $1,000 in annualized revenues is as follows:


                                                                  1999         %                1998         %
                                                                  ----        ----              ----        ----
Dr Pepper Bottling Company of Texas                             $ 1,000          5%             $ 1,000       5%
Gibson Greetings, Inc.                                              980          5                  960       5
Detroit Diesel Corporation                                          915          5                  915       5
Sybron International Corporation                                    907          5                  828       4
Livho, Inc.                                                         807          4                  538       3
Quebecor Printing, Inc.                                             614          3                  657       3
Furon Company                                                       604          3                  604       3
Thermadyne Holdings Corporation.                                    559          3                  559       3
The Gap, Inc.                                                       551          3                  545       3
AutoZone, Inc.                                                      560          3                  560       3
Orbital Sciences Corporation                                        538          3                  538       3
Copeland Beverage                                                   450          2
CSS Industries, Inc.                                                396          2                  394       2
Brodart, Co.                                                        380          2                  336       2
Peerless Chain Company                                              366          2                  366       2
AP Parts International, Inc.                                        355          2                  459       2
Red Bank Distribution, Inc.                                         350          2                  350       2
Unisource Worldwide, Inc.                                           348          2                  319       2
Lockheed Martin Corporation                                         334          2                  323       2
High Voltage Engineering Corporation                                332          2                  294       1
Eagle Hardware & Garden, Inc.                                       318          2
Duff-Norton Company, Inc.                                           291          1                  291       1
Sprint Spectrum L.P.                                                289          1
United States Postal Service                                        272          1                  272       1
Other                                                             6,795         35                8,333      43
                                                                -------        ----             -------     ----
                                                                $19,311        100%             $19,441     100%
                                                                =======        ====             =======     ====

                              CAREY DIVERSIFIED LLC
                                AND SUBSIDIARIES

   NOTES TO CONDENSED CONSOLIDATED/ COMBINED FINANCIAL STATEMENTS (CONTINUED)


Note 5.  Equity Investments:

The Company owns 780,269 units of the operating partnership of Meristar Hospitality Corporation ("Meristar"), a publicly traded real estate investment trust. The Company has the right to convert its units in the operating partnership to shares of common stock in Meristar at any time on a one-for-one basis. The exchange of units for common stock would be a taxable transaction in the year of exchange. The Company's interest in the Meristar operating partnership is being accounted for under the equity method.

The most recently filed financial statements of Meristar reported total assets of $2,998,460 and shareholders' equity of $1,150,992 as of December 31, 1998 and revenues of $525,297 and net income of $43,707 for the year then ended. As of May 10, 1998, Meristar's quoted share price was $22.75 resulting in an aggregate value of the Company's units of approximately $17,751 if converted. The carrying value of the equity interest in Meristar operating partnership as of March 31, 1999 was $24,097.

The Company owns equity interests as a limited partner in two limited partnerships that each own real estate net leased to single tenant. Corporate Property Associates 10 Incorporated, an affiliate, owns the remaining controlling interests as a general partner in each partnership. Summarized combined financial information of the two limited partnerships is as follows:

                                                         March 31, 1999            December 31, 1998
                                                         --------------            -----------------
       Assets (primarily real estate)                       $46,098                     $46,391
       Liabilities (primarily mortgage notes payable)        32,240                      32,399
       Partner's capital                                     13,858                      13,992


                                                                    Three Months Ended
                                                                    ------------------
                                                                         March 31,
                                                                         ---------
                                                              1999                        1998
                                                              ----                        ----
       Revenues (primarily rental income)                    $1,748                      $1,748
       Expenses (primarily interest on mortgages
          and depreciation)                                   1,124                       1,138
       Net income                                               624                         610

Note 6.  Acquisitions:

On January 14, 1999, the Company entered into an agreement with J.A. Billipp Development Corporation ("Billipp") to provide Billipp up to $4,100 of limited recourse mortgage financing. As of March 31, 1999, $3,629 has been funded, with a commitment to fund the remaining $471 after certain conditions are met. The $4,100 mortgage loan is collateralized by a deed of trust on a property located in Austin, Texas and a lease assignment. The loan provides for monthly payments of interest at an annual rate of 9.5%. In the event the property is not occupied by one or more tenants during the term of the loan, any monthly installments of interest due may be deferred until the maturity date, February 1, 2002, with interest at an annual rate of 12% during any deferral period. In connection with providing the limited recourse mortgage financing, Billipp granted the Company a participating interest in the property's operating cash flow. The participation provides that the Company receive 25% of the net cash flow from operations, as defined, for twelve years after the earlier of the maturity of the loan or payment in full of the loan. The Company also has an option to purchase the collateralized property. The exercise price is based on a formula relating to the net operating income of the property.

Majority-owned subsidiaries of the Company entered into two build-to-suit transactions in France during the quarter ended March 31, 1999. The minority owner will hold 20% interests in the properties under construction in Lille and Indre et Loire which will be leased to Gist Brocade France S. A. ("Gist Brocade") and a subsidiary of the French Postal Service, respectively. Both leases provide that the lessee bears responsibility for real estate

                              CAREY DIVERSIFIED LLC
                                AND SUBSIDIARIES

   NOTES TO CONDENSED CONSOLIDATED/ COMBINED FINANCIAL STATEMENTS (CONTINUED)


taxes and insurance costs. The Company will retain the obligation for roof and structural repairs, after expiration of a ten-year warranty from the builders expires.

Completion of the Gist-Brocade property is expected to occur on or before June 1, 1999 at a projected total cost of 14,044 French Francs ("FF") (approximately $2,300). Annual rent at the inception of the lease will be FF1,400 (approximately $229) with annual rent increases based on increases to the INSEE index, a French construction cost index. The Gist-Brocade lease has an initial term of six years with a three-year renewal term at the option of the lessee.

Completion of the property to be leased to the subsidiary of the French Postal Service is expected to occur on or before July 1, 1999 at a projected cost of FF16,474 (approximately $2,698). Annual rent at the inception of the lease will be FF1,600 (approximately $262) with rent increases every year based on increases to the INSEE index. The Postal service lease has an initial term of six years with a three-year renewal term at the option of the lessee.

The Company has received mortgage commitments for limited recourse mortgage loans for both properties in amounts equal to between approximately 75% and 80% of the projected property cost. The loans will have fifteen year terms with fixed interest rates during the first five years of the respective loan periods.

The Company has also entered into a binding commitment, through a majority-owned subsidiary, to purchase a property in Tours, France. The construction of the office facility will be completed in the second or third quarter of 2000 and will be leased to Bouygues Telecom at a projected cost of FF76,868 ($12,587). The lease will have a term of nine years and will initially provide annual rent of FF7,000 (approximately $1,146). Approximately FF57,600 (approximately $9,432) of the cost for the facility will be funded by a limited recourse mortgage loan.

Note 7.  Property in Moorestown, New Jersey:

On February 19, 1999, the Company, through a majority owned newly-formed subsidiary, entered into a net lease with Cendant Operations, Inc. ("Cendant") at an existing Company property in Moorestown, New Jersey which became effective upon completion of the property's renovation on May 5, 1999. The minority owner of the subsidiary Matrix Realty, Inc. ("Matrix"), is a real estate developer that oversaw the renovation. The Company has contributed the property to the subsidiary and is funding $3,100 for renovations to the property. Cendant is also obligated to fund $472 of the renovation costs.

The agreement with Matrix provides that the Company will receive a preferred annualized return of 9% on its capital contributions, as defined. After the payment of the preferred return, any remaining cash flow will be allocated 75% to the Company and 25% to Matrix. Matrix will also receive up to $150 as a development fee and a one-time leasing fee equal to 2% of the annual rent, net of certain expenses. The lease with Cendant has a five-year term commencing in May 1999. Annual rents are initially $1,016 with stated increases every year.

The Company has an obligation to purchase Matrix's interest in the subsidiary within one year of the inception of the Cendent lease. The purchase price will be based on the fair value of the property; subject to a minimum and maximum purchase price of $500 and $250, respectively. Matrix has the option to receive the proceeds from the purchase of its interest in cash or shares of the Company.

Note 8.  Property in Ft. Lauderdale, Florida:

On March 1, 1999, the Company and Armel, Inc., a tenant of a Company property in Ft. Lauderdale, Florida, agreed to a lease termination retroactively effective as of February 1, 1999. Although the lease was scheduled to expire in August 2001, the Company agreed to an early termination in consideration for $1,540, representing

                              CAREY DIVERSIFIED LLC
                                AND SUBSIDIARIES

   NOTES TO CONDENSED CONSOLIDATED/ COMBINED FINANCIAL STATEMENTS (CONTINUED)


approximately 62% of the rents due for what would have been the remaining lease term. Armel's annual rent was $965. Bell South Entertainment, Inc. ("Bell South") has entered into a ten-year lease for the property, commencing July 1999, at an annual rent of $300 with stated increases every year, increasing to $630 by the tenth year of the lease term. Bell South has the right to terminate its lease on or before January 1, 2000 if it fails to obtain all municipal approvals required for the completion of certain tenant improvements.

Note 9.  Property Leased to KSG, Inc. and Held for Sale:

In December 1996, KSG, Inc. ("KSG") notified the Company that it was exercising its option to purchase the property it leases in Hazelwood, Missouri. The Company and KSG were not able to reach an agreement as to the determination of the exercise price. In January 1999, the Company and KSG entered into an agreement to establish a minimum and maximum exercise price of $9,000 and $11,500 and to defer the exercise price determination until a dispute regarding an interpretation of the lease was resolved. The exercise price is to be determined based on the fair market value of the property as encumbered by the lease, determined in part by discounting all future rents over the remaining terms, including renewal terms, of the lease. A dispute about the Company's calculation of a rent increase in April 1997 prevented the sale of the property pursuant to the exercise option to be completed. On March 25, 1999, the Circuit Court of the County of St. Louis, State of Missouri ruled in favor of the Company's interpretation of the terms of the calculation. The Company and KSG have resumed their discussions relating to the purchase price, subject to the minimum and maximum exercise price agreed upon. The Company is considering a proposal by KSG to defer the completion of the sale until 2000.

Note 10.  Segment Reporting:

The Company operates in two business segments - real estate and hotel operations. The two segments are summarized as follows:

                                                     Real Estate          Hotel        Total Company
                                                     -----------          -----        -------------
        Three months ended March 31, Revenues:
        --------------------------------------
             1999                                     $ 19,756           $ 1,358          $ 21,114
             1998                                       19,734             1,967            21,701

        Operating and interest expenses:
          (excluding depreciation and
           amoritization)
             1999                                     $  7,609           $ 1,139          $  8,748
             1998                                        7,572             1,627             9,199

        Income from equity investments:
             1999                                     $    582                            $    582
             1998                                          557                                 557

        Net operating income (1):
             1999                                     $  9,647           $   219          $  9,866
             1998                                        9,943               340            10,283

        Total assets:
             March 31, 1999                           $827,773           $ 8,643          $836,416
             December 31, 1998                         804,755             8,509           813,264


(1)      Represents income before extraordinary items.

                              CAREY DIVERSIFIED LLC
                                AND SUBSIDIARIES


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         The following information should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto as of March 31, 1999 included in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 1998. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plans expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by the Company that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.


RESULTS OF OPERATIONS:

         Net income for the three-months ended March 31, 1999 increased by $113 as compared with net income for the three-month period ended March 31, 1998. Income before extraordinary items; however, decreased by $417. The decrease in income before extraordinary items was primarily due to an increase in depreciation and property expenses, and, to a lesser extent, a moderate increase in general and administrative expenses. The effect of these items were partially offset by a decrease in interest expense and an increase in other income. Lease revenues (rental income and interest from direct financing leases) were stable.

         The increase in depreciation expense was due to the acquisition of several properties during 1998 including a portfolio of properties in Houston, Texas and the Eagle Hardware & Garden, Inc. property in Bellevue, Washington. The increase in property expense was due primarily to an increase in the performance fee. Property expense also was affected by legal costs related to disputes with tenants. The increase in general and administrative costs was primarily due to consulting expenses related to Year 2000 issues and the implementation of new integrated accounting and asset management software systems.

         Although lease revenues were stable, the comparable periods reflected several changes in the composition of lease revenues. The Company's lease with Hughes Markets, Inc., which provided approximately 7% of lease revenues for the three-month period ended March 31, 1998, ended in April 1998. The Hughes lease had been extended in 1996 at an above-market rental. The former Hughes property, a dairy processing facility in Los Angeles, California, is now leased to Copeland Beverage, Inc. Although the rents from Copeland approximate the rents received from Hughes prior to the negotiation of the extension term, rents from the property for the comparable three-month periods declined by $996. This decrease was offset by property acquisitions in 1998, including the Houston portfolio, Eagle Hardware, Sprint Spectrum L.P. and the French properties. Lease revenues will increase as a result of the completion of the build-to-suit project with America West Airlines, Inc. and the new lease with Cendant Operations, Inc. in May 1999. The American West property in Tempe, Arizona will provide annual rent of approximately $3,404. The Cendant property in Moorestown, New Jersey has just been redeveloped and will initially provide annual rent of $1,016. Both the America West and Cendant properties are owned with unaffiliated partners so that a portion of each property's net cash flow is required to be distributed to the partner. The decrease in interest expense was due to the prepayment of several mortgage loans in 1998 that were paid off, in part, with cash reserves and with draws from the line of credit that was obtained in March 1998. Other income increased as the result of $251 of securities received as part of a bankruptcy claim against a former tenant.

         The decrease in hotel earnings is due to the transfer of the hotel operations and commencement of a lease for the Livonia hotel effective February 1, 1998. Earnings for the remaining hotel properties increased by 24% as a result of an increase in occupancy rates of 1% and average room rental rates of 6%.

                              CAREY DIVERSIFIED LLC
                                AND SUBSIDIARIES


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



FINANCIAL CONDITION:

         There has been no material change in the Company's financial position since December, 31, 1998. Cash flow from operations of $10,899 was sufficient to fund dividends of $10,450.

         The Company's investing activities consisted of funding $18,444 for existing build-to-suit projects for America West and Federal Express Corporation, new build-to-suit projects in France and expansion of the existing facility leased to Orbital Sciences Corporation. The Company also used $3,629 to purchase a mortgage receivable in which it has a participating interest. Current capital commitments for the completion of existing properties total $55,955 including $1,810 for capital improvements to an affiliate at the Livonia, Michigan hotel property leased to Livho, Inc. The Company also paid disposition fees of $1,007 to an affiliate in connection with sales of properties in 1998.

         The Company's financing activities consisted of paying dividends to shareholders of $10,450, distributions to minority partners of $660 and scheduled mortgage principal payments of $1,268. In addition, the Company prepaid debt balances of $3,954, including a partial prepayment of $650 on a mortgage loan. The outstanding balance on the Company's line of credit as of March 31, 1999 increased to $158,000 with the additional draws used primarily for investing purposes including the funding for current build-to-suit projects. The Company remains in compliance with the financial covenants of its credit agreement for the line of credit. On May 10, 1999, the Company placed $15,000 of new limited recourse mortgage financing on the Orbital Sciences property and is intending to use the proceeds to pay down a portion of the outstanding balance on the line of credit or in connection with funding new property acquisitions. The Company is also attempting to finalize $50,750 of new mortgage financing on existing properties and to obtain up to $25,000 of limited recourse financing on the America West property.

           The Company and its affiliates are actively evaluating their readiness relating to the Year 2000 issue. The Year 2000 issue refers to the series of problems that have resulted or may result from the inability of certain computer software and embedded processes to process dates properly. The Company and its affiliates are completing a program of replacing or upgrading equipment that has been identified as not being Year 2000 compliant. The Company and its affiliates have also completed remediating certain software applications. Contingency plans are in the process of being developed and should be completed during the second quarter.

      The Company believes it is addressing its internal Year 2000 issues in a timely manner. There is, however, a risk that the inability of third-party suppliers and tenants to meet Year 2000 readiness issues could have an adverse effect on the Company. The Company and its affiliates have identified their critical suppliers and are requiring that suppliers communicate their plans and progress in identifying Year 2000 readiness.

      The Company has contacted its tenants regarding Year 2000 readiness and has emphasized the need to address Year 2000 issues. Generally, tenants are contractually required to maintain their leased properties in good working order and to make necessary alterations, foreseen or unforeseen, to meet their contractual obligations. Because of those obligations, the Company believes that the risks and costs of upgrading systems related to operations of the buildings and that contain technology affected by Year 2000 issues will generally be absorbed by tenants rather than the Company. The major risk is that Year 2000 issues have such an adverse effect on the financial condition of a tenant that its ability to meet its lease obligations, including the timely payment of rent, is impaired. In such an event, the Company may ultimately incur the costs for Year 2000 readiness at the affected properties. The potential materiality of any impact is not known at this time.

                              CAREY DIVERSIFIED LLC
                                AND SUBSIDIARIES


                                     PART II


Item 3A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(in thousands)

             $107,908 of the CDC's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of March 31, 1998 ranged from 4.85% to 10.00%. There has been no material change since December 31, 1998.

                       1999        2000         2001        2002         2003    Thereafter      Total     Fair Value
                       ----        ----         ----        ----         ----    ----------      -----     ----------
Fixed rate           $9,219      $4,947        $8,701     $7,285       $7,614      $70,141      $107,908     $108,673

Average
  interest rate        7.54%       8.00%         7.86%      7.88%        7.97%        7.88%

Variable rate        $5,127        $760      $167,840       $557         $587      $11,101      $185,972     $185,972



Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           During the quarter ended March 31, 1999, no matters were submitted to a vote of security holders.



Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)        Exhibits:

                    None

         (b)        Reports on Form 8-K:

                           During the quarter ended March 31, 1999 the Company was not required to file any reports on Form 8-K.

                              CAREY DIVERSIFIED LLC
                                AND SUBSIDIARIES


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CAREY DIVERSIFIED LLC
                                             AND SUBSIDIARIES



            5/11/99                      By:     /s/ John J. Park
              Date                               ------------------------------
                                                 John J. Park
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)



            5/11/99                      By:     /s/ Claude Fernandez
              Date                               ------------------------------
                                                 Claude Fernandez
                                                 Executive Vice President and
                                                 Chief Administrative Officer
                                                 (Principal Accounting Officer)