Form 10-Q
period 1999-06-30
CAREY DIVERSIFIED LLC
filed 1999-08-10
CIK 1025378

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  For the quarterly period ended JUNE 30, 1999

                                       of

                              CAREY DIVERSIFIED LLC
                                     ("CDC")

                      A DELAWARE Limited Liability Company
                   IRS Employer Identification No. 13-3912578
                            SEC File Number 001-13779


                              50 ROCKEFELLER PLAZA,
                            NEW YORK, NEW YORK 10020
                                 (212) 492-1100




            CDC has LISTED SHARES registered pursuant to Section 12(g) of the Act.


            CDC is registered on the NEW YORK STOCK EXCHANGE.


            CDC does not have any Securities registered pursuant to Section 12(b) of the Act.


            CDC is unaware of any delinquent filers pursuant to Item 405 of Regulation S-K.


            CDC (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


            There are 25,627,906 Listed Shares, no par value outstanding at August 10, 1999.

                              CAREY DIVERSIFIED LLC
                                AND SUBSIDIARIES


                                      INDEX

                                                                            Page No.
                                                                            --------
PART I

Item 1. - Financial Information*

          Condensed Consolidated Balance Sheets,
          as of June 30, 1999 and December 31, 1998                            2

          Condensed Consolidated Statements of Income for the
          three and six months ended June 30, 1999 and 1998                    3

          Condensed Consolidated Statements of Comprehensive Income
          for the three and six months ended June 30, 1999 and 1998            4

          Condensed Consolidated Statements of Cash Flows for the
          six months ended June 30, 1999 and 1998                             5-6

          Notes to Condensed Consolidated Financial Statements                7-12


Item 2. - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                13-15


PART II -  Other Information

Item 3. -  Quantitative and Qualitative Disclosures About Market Risk         16

Item 4. -  Submission of Matters to a Vote of Security Holders                16

Item 6. -  Exhibits and Reports on Form 8-K                                   16

Signatures                                                                    17


*The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                              CAREY DIVERSIFIED LLC
                                AND SUBSIDIARIES

                                     PART I
                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)


                                                                          June 30,             December 31,
                                                                            1999                  1998
                                                                          ---------             ---------
                                                                         (Unaudited)              (Note)
     ASSETS:
Real estate leased to others under the
   operating method, net of accumulated depreciation of
   $11,938 and $7,617 at June 30,1999 and December 31, 1998               $ 430,455             $ 390,312
Net investment in direct financing leases                                   296,347               295,826
Operating real estate, net of accumulated depreciation of $466
   and $300 at June 30, 1999 and December 31, 1998                            7,096                 7,013
Real estate leased to others under construction                              48,439                55,856
Cash and cash equivalents                                                     4,615                 5,673
Assets held for sale                                                         12,610                12,842
Equity investments                                                           36,643                29,532
Other assets                                                                 22,922                16,210
                                                                          ---------             ---------
        Total assets                                                      $ 859,127             $ 813,264
                                                                          =========             =========

     LIABILITIES:

Mortgage notes payable                                                    $ 149,012             $ 138,964
Notes payable                                                               166,000               132,334
Accrued interest                                                              1,243                 2,128
Accounts payable to affiliates                                                5,494                 7,013
Dividends payable                                                            10,692                10,447
Other liabilities                                                            10,450                11,771
                                                                          ---------             ---------
        Total liabilities                                                   342,891               302,657
                                                                          ---------             ---------

Minority interest                                                            (2,677)               (3,626)
                                                                          ---------             ---------

Commitments and contingencies

     MEMBERS' EQUITY:

Listed Shares, no par value;
 25,627,906, and 25,343,402 shares issued and
 outstanding at June 30, 1999 and December 31, 1998                         522,950               517,755
Distributions in excess of accumulated earnings                              (4,713)               (2,803)
Accumulated other comprehensive income                                          676                  (719)
                                                                          ---------             ---------
        Total members' equity                                               518,913               514,233
                                                                          ---------             ---------
        Total liabilities and
          members' equity                                                 $ 859,127             $ 813,264
                                                                          =========             =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date

                              CAREY DIVERSIFIED LLC
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

               (in thousands, except per share and share amounts)


                                                              Three Months Ended                      Six Months Ended
                                                       June 30,             June 30,             June 30,             June 30,
                                                         1999                 1998                 1999                 1998
                                                     ------------         ------------         ------------         ------------
Revenues:
   Rental income                                     $     11,748         $     10,491         $     22,577         $     21,011
   Interest income from direct financing
     leases                                                 8,448                8,474               16,930               17,395
   Other interest income                                      294                  188                  435                  424
   Other income                                                83                  204                  387                  261
   Revenue of hotel operations                              1,304                1,279                2,662                3,246
                                                     ------------         ------------         ------------         ------------
                                                           21,877               20,636               42,991               42,337
                                                     ------------         ------------         ------------         ------------
Expenses:
   Interest                                                 4,694                4,137                8,835                8,829
   Depreciation and amortization                            2,476                2,046                4,812                3,891
   General and administrative                               1,864                1,888                3,716                3,509
   Property expenses                                        1,423                1,224                3,039                2,483
   Writedown to fair value                                    158                                       158
   Operating expenses of hotel
     operations                                             1,072                1,044                2,211                2,671
                                                     ------------         ------------         ------------         ------------
                                                           11,687               10,339               22,771               21,383
                                                     ------------         ------------         ------------         ------------
       Income before minority
        interest, income from
        equity investments, net gain
        and extraordinary item                             10,190               10,297               20,220               20,954

Minority interest in income                                  (815)                (907)              (1,561)              (1,838)
                                                     ------------         ------------         ------------         ------------

       Income before income from
        equity investments, net gain
        and extraordinary item                              9,375                9,390               18,659               19,116

Income from equity investments                                245                  559                  827                1,116
                                                     ------------         ------------         ------------         ------------

       Income before net gain and
        extraordinary item                                  9,620                9,949               19,486               20,232

Net gain on sale                                                                    90                                        90
                                                     ------------         ------------         ------------         ------------

       Income before extraordinary item                     9,620               10,039               19,486               20,322

Extraordinary loss on extinguishment of debt,
   net of minority interest of $4 and $79 for
   the three and six-month periods
   ended June 30, 1998                                                             (52)                 (39)                (621)
                                                     ------------         ------------         ------------         ------------

       Net income                                    $      9,620         $      9,987         $     19,447         $     19,701
                                                     ============         ============         ============         ============

Basic and diluted earnings per share:
     Income before extraordinary
        item                                         $        .38         $        .40         $        .76         $        .83
     Extraordinary item                                                                                             $       (.02)
                                                     ------------         ------------         ------------         ------------
                                                     $        .38         $        .40         $        .76         $        .81
                                                     ============         ============         ============         ============

Weighted average shares
   outstanding:
     Basic                                             25,576,774           24,897,398           25,496,916           24,448,655
                                                     ============         ============         ============         ============
     Diluted                                           25,576,774           24,919,685           25,496,916           24,479,996
                                                     ============         ============         ============         ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                              CAREY DIVERSIFIED LLC
                      CONDENSED CONSOLIDATED STATEMENTS OF
                        COMPREHENSIVE INCOME (UNAUDITED)


                                 (in thousands)


                                           Three Months Ended           Six Months Ended
                                                   Ended                       Ended
                                          June 30,       June 30,      June 30,       June 30,
                                           1999           1998           1999           1998
                                         -------        -------        -------        -------
Net income                               $ 9,620        $ 9,987        $19,447        $19,701
                                         -------        -------        -------        -------

Other comprehensive income:
Change in unrealized appreciation
  of marketable securities                   266             43             31            203
Foreign currency translation
  adjustment                               1,184             44          1,364             44
                                         -------        -------        -------        -------
     Other comprehensive income            1,450             87          1,395            247
                                         -------        -------        -------        -------

     Comprehensive income                $11,070        $10,074        $20,842        $19,948
                                         =======        =======        =======        =======


The accompanying notes are an integral part of the condensed consolidated financial statements.

                              CAREY DIVERSIFIED LLC

           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)
                                 (in thousands)


                                                                           Six Months Ended
                                                                      June 30,          June 30,
                                                                        1999             1998
                                                                      --------         --------
Cash flows from operating activities:
   Net income                                                         $ 19,447         $ 19,701
   Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation and amortization                                       4,812            3,891
     Amortization of deferred income                                      (715)            (479)
     Extraordinary loss, net of minority interest                           39              621
     Securities received in lieu of cash                                  (265)
     Minority interest in income                                         1,561            1,759
     Straight-line rent adjustments                                       (797)          (1,545)
     Compensation costs paid by issuance of shares                         857              484
     Payment of deferred leasing fees                                                    (1,509)
     Provision for uncollected rents                                       300              297
     Writedowns to fair value                                              158
     Net change in operating assets and liabilities                     (1,028)          (2,265)
                                                                      --------         --------
        Net cash provided by operating activities                       24,369           20,955
                                                                      --------         --------

Cash flows from investing activities:
   Purchases of real estate and equity investments                     (41,940)         (35,172)
   Additional capital expenditures                                      (1,965)            (936)
   Proceeds from sale of property                                           74            9,684
   Distributions from equity investments in
     excess of equity income                                               371              101
   Payment of disposition fees                                          (1,007)
   Purchases of mortgage receivable and  marketable securities          (3,676)             (65)
                                                                      --------         --------
        Net cash used in investing activities                          (48,143)         (26,388)
                                                                      --------         --------

Cash flows from financing activities:
   Proceeds from issuance of shares                                        652            5,410
   Dividends paid                                                      (21,111)         (10,015)
   Distributions to former general partners                                              (4,272)
   Distributions to minority interest                                   (1,309)          (1,117)
   Payments of mortgage principal                                       (3,135)          (3,496)
   Proceeds from notes payable                                          37,000           95,072
   Proceeds from mortgages payable                                      15,000            8,343
   Prepayments of mortgages and notes payable                           (3,954)         (68,590)
   Deferred financing costs                                               (388)          (1,561)
   Prepayment charges paid on extinguishment of debt                       (39)            (700)
   Other                                                                                   (477)
                                                                      --------         --------
        Net cash provided by financing activities                       22,716           18,597
                                                                      --------         --------

        Net (decrease) increase in cash and
          cash equivalents                                              (1,058)          13,164

Cash and cash equivalents, beginning of period                           5,673           18,586
                                                                      --------         --------

        Cash and cash equivalents, end of period                      $  4,615         $ 31,750
                                                                      ========         ========


                                  (Continued)

                            CAREY DIVERSIFIED LLC

                                (in thousands)




                                                                           Six Months Ended
                                                                      June 30,          June 30,
                                                                        1999             1998
                                                                      --------         --------
Supplemental disclosure of cash flows information:

          Interest paid                                               $9,720           $  9,314
                                                                      ========         ========


Noncash operating, investing and financing activities:

A. During the six-month periods ended June 30, 1999 and 1998, the Company issued restricted shares of $1,980 and $2,197, respectively, to certain directors, officers and affiliates in consideration of services rendered.

B. In March 1999, the Company purchased the entire 26% minority interest in a subsidiary that net leases property to Sprint Spectrum, L.P. for $2,510 in exchange for the issuance of 139,859 shares.

C. In connection with the acquisition of properties in 1998, the Company assumed mortgage obligations of $13,593 and issued shares of $16,377.




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


Note 2.  Earnings Per Share:

Basic and diluted earnings per common share for the Company for the three-month and six-month periods ended June 30, 1999 and 1998 were calculated as follows:

                                                     Three Months Ended
                                              June 30, 1999       June 30, 1998
                                              -------------       -------------
  Income before extraordinary item            $     9,620         $    10,039
  Extraordinary item                                                      (52)
                                              -----------         -----------
       Net income                             $     9,620         $     9,987
                                              ===========         ===========

  Weighted average shares - basic              25,576,774          24,897,398
  Effect of dilutive securities -
    options for shares                                                 22,287
                                              -----------         -----------
  Weighted average shares - diluted            25,576,774          24,919,685
                                              ===========         ===========

  Basic and diluted earnings per share        $       .38         $       .40
                                              ===========         ===========


                                                      Six Months Ended
                                              June 30, 1999       June 30, 1998
                                              -------------       -------------
  Income before extraordinary item            $    19,486         $    20,322
  Extraordinary item                                  (39)               (621)
                                              -----------         -----------
       Net income                             $    19,447         $    19,701
                                              ===========         ===========

  Weighted average shares - basic              25,496,916          24,448,655
  Effect of dilutive securities -
    options for shares                                                 31,341
                                              -----------         -----------
  Weighted average shares - diluted            25,496,916          24,479,996
                                              ===========         ===========

  Basic and diluted earnings per share
    before extraordinary item                 $       .76         $       .83
  Extraordinary item                                                     (.02)
                                              -----------         -----------
  Basic and diluted earnings per share        $       .76         $       .81
                                              ===========         ===========

                              CAREY DIVERSIFIED LLC
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
                (dollars in thousands, except per share amounts)



Note 3.  Transactions with Related Parties:

Pursuant to its management agreement, Carey Management LLC ("Carey Management"), an affiliate, performs certain advisory and administrative services for the Company. Management and performance fees are payable to Carey Management, each at an annual rate of 1/2 of 1% of the total average market capitalization of the Company. The management fee is reduced on a dollar-for-dollar basis for distributions paid to the special limited partners of the Company's nine subsidiary partnerships. The performance fee is payable in the form of restricted shares issued by the Company and vests over a five-year period. The performance fees were $376 and $185 for the three-month periods ended June 30, 1999 and 1998, respectively and $751 and $369 for the six-month periods ended June 30, 1999 and 1998, respectively. Carey Management participates in the Company's dividend reinvestment plan. Currently it has opted to take all of its dividends in stock of the Company. Management fees, net of distributions paid to special limited partners, were $360 and $262 for the three-month periods ended June 30, 1999 and 1998, respectively, and $728 and $531 for the six-month periods ended June 30, 1999 and 1998, respectively. General and administrative expense reimbursements were $372 and $375 for the three-month periods ended June 30, 1999 and 1998, respectively, and $729 and $727 for the six months ended June 30, 1999 and 1998, respectively.

                              CAREY DIVERSIFIED LLC
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)

                (dollars in thousands, except per share amounts)



Note 4.  Lease Revenues:

For the six months ended June 30, 1999 and 1998, the Company earned its net leasing revenues (i.e., rental income and interest income from direct financing leases) from more than 80 lessees. A summary of net leasing revenues is as follows:

                                              1999              %              1998             %
                                             -------         -------         -------         -------
Dr Pepper Bottling Company of Texas          $ 1,999               5%        $ 1,999               5%
Gibson Greetings, Inc.                         1,966               5           1,926               5
Detroit Diesel Corporation                     1,829               5           1,829               5
Sybron International Corporation               1,813               5           1,656               4
Livho, Inc.                                    1,613               4           1,344               4
Quebecor Printing, Inc.                        1,230               3           1,285               3
Furon Company                                  1,207               3           1,208               3
AutoZone, Inc.                                 1,179               3           1,163               3
Thermadyne Holdings Corporation                1,117               3           1,117               3
Orbital Sciences Corporation                   1,116               3           1,077               3
The Gap, Inc.                                  1,102               3           1,094               3
Copeland Beverage Group, Inc.                    900               2             300               1
Unisource Worldwide, Inc.                        862               2             848               2
Lockheed Martin Corporation                      828               2             802               2
AP Parts International, Inc.                     809               2             918               2
CSS Industries, Inc.                             793               2             789               2
Brodart, Co.                                     760               2             672               2
Peerless Chain Company                           732               2             732               2
Red Bank Distribution, Inc.                      700               2             700               2
Eagle Hardware & Garden, Inc.                    675               2
High Voltage Engineering Corporation             664               2             587               2
Duff-Norton Company, Inc.                        582               1             582               2
Sprint Spectrum, L.P.                            577               1
United States Postal Service                     545               1             545               1
America West Holdings Corp.                      521               1
DeVlieg Bullard, Inc.                            477               1             477               1
Anthony's Manufacturing Company, Inc.            473               1             443               1
Wal-Mart Stores, Inc.                            446               1             446               1
Hotel Corporation of America                     424               1             424               1
Material Sciences Corporation                    414               1           1,219               3
Continental Casualty Company                     386               1             386               1
AT&T Corporation                                 380               1             380               1
Winn-Dixie Stores, Inc.                          312               1             312               1
Family Dollar Stores, Inc.                       306               1             106
Exide Electronics Corporation                    286               1             285               1
Excel Communications, Inc.                       266               1             266               1
Other                                          9,218              23          10,489              27
                                             -------         -------         -------         -------
                                             $39,507             100%        $38,406             100%
                                             =======         =======         =======         =======

                              CAREY DIVERSIFIED LLC
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

The most recently filed financial statements of Meristar reported total assets of $3,093,388 and shareholders' equity of $1,126,832 as of March 31, 1999 and revenues of $64,093 and net income of $267 for the three months then ended. As of July 28, 1999, Meristar's quoted share price was $19.50 resulting in an aggregate value of the Company's units of approximately $15,215 if converted. The carrying value of the equity interest in Meristar operating partnership as of June 30, 1999 was $23,703.

The Company owns equity interests as a limited partner in two limited partnerships that each own real estate net leased to a single tenant. Corporate Property Associates 10 Incorporated, an affiliate, owns the remaining controlling interests as a general partner in each partnership. The Company also owns a 50% interest in a limited liability company with Corporate Property Associates 14 ("CPA(R):14"), an affiliate, owning a 50% interest, that purchased property in June 1999 (see Note 6). Combined financial information of the two limited partnerships and the limited liability company is summarized as follows:

                                                       June 30, 1999     December 31, 1998
                                                       -------------     -----------------
Assets (primarily real estate)                            $77,792            $46,391
Liabilities (primarily mortgage notes payable)             48,934             32,399
Partner's capital                                          28,858             13,992

                                                           Six Months Ended
                                                               June 30,
                                                       1999                1998
                                                     -------             -------
Revenues (primarily rental income)                   $ 3,687             $ 3,495
Expenses (primarily interest on mortgages
  and depreciation)                                   (2,273)             (2,274)
                                                     -------             -------
Net income                                           $ 1,414             $ 1,221
                                                     =======             =======

Note 6.  Acquisitions:

On June 3, 1999, the Company and CPA(R):14, Inc., both through 50% ownership interests in a limited liability company, purchased land and building in Norcross, Georgia for $30,785 and assumed existing net leases with CheckFree Corporation, Inc. ("CheckFree"). CheckFree's lease obligations have been unconditionally guaranteed by its parent company, CheckFree Holdings, Inc.

The CheckFree leases have remaining terms through December 31, 2015. The annual combined rent on the leases is currently $2,565. The land lease with CheckFree provides for annual rent of $77 with stated rent increases effective January 2000, 2005 and 2010. Annual rent on the building lease is $2,488 with rent increases scheduled for January 2004 and each year thereafter based on a formula indexed to increases in the Consumer Price Index ("CPI"), capped at 2.5% per year.

The purchase of the CheckFree property was financed with a limited recourse mortgage loan of $15,800 collateralized by a deed of trust on the CheckFree property and lease assignments. The loan bears interest at an annual variable rate of interest equal to the sum of the London InterBank Offered Rate ("LIBOR") and 2.5% and provides for scheduled principal payments that approximate a twenty-five year amortization schedule. The loan is scheduled to mature on June 1, 2006 at which time a balloon payment will be due. The loan is prepayable at any time without premium.

                              CAREY DIVERSIFIED LLC
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The Company and CPA(R):14 also assumed an existing agreement to construct an additional office building at the CheckFree property on a build-to-suit basis at a cost not to exceed $11,061. Upon completion of construction, which is scheduled for June, 2000, CheckFree's annual rent will increase by approximately $1,550. The Company and CPA(R):14 have obtained limited recourse mortgage financing of $7,500 that will be used to fund the construction. The loan bears interest at an annual variable rate equal to the sum of LIBOR and 2.5% with principal payment installments, effective August 1, 2000, based on a twenty-five year amortization schedule. This loan will also mature on August 1, 2006 at which time a balloon payment will be due.

The Company will account for its interest in the CheckFree limited liability company under the equity method of accounting.

Note 7.  Property in Moorestown, New Jersey:

On February 19, 1999, the Company, through a majority owned newly-formed subsidiary, entered into a net lease with Cendant Operations, Inc. ("Cendant") at an existing Company property in Moorestown, New Jersey. The Cendant lease became effective upon completion of the property's renovation on May 17, 1999. The Cendant lease provides for a five-year term at an initial annual rent of $1,016 with annual stated increases of 2.5%. The minority owner of the subsidiary Matrix Realty, Inc. ("Matrix"), is a real estate developer that supervised the renovation.

The agreement with Matrix provides that the Company receive a preferred return on its capital contributions, as defined, with any remaining cash flow allocated 75% to the Company. The Company has an obligation to purchase Matrix's interest within one year of the inception of the Cendant lease. The purchase price will be based on the fair value of the property, subject to a minimum and maximum purchase price for the minority interest of $500 and $250, respectively.


Note 8.  Property Leased to KSG, Inc. and Held for Sale:

In December 1996, KSG, Inc. ("KSG") notified the Company that it was exercising its option to purchase the property it leases in Hazelwood, Missouri. The Company and KSG were not able to reach an agreement on the option of exercise price. In January 1999, the Company and KSG entered into an agreement to establish a minimum and maximum exercise price of $9,000 and $11,500 and to defer the exercise price determination until a dispute regarding an interpretation of the lease was resolved. The exercise price is to be determined based on the fair market value of the property as encumbered by the lease, determined in part by discounting all future rents over the remaining terms, including renewal terms, of the lease. A dispute about the Company's calculation of a rent increase in April 1997 prevented the sale of the property pursuant to the exercise option to be completed. On March 25, 1999, the Circuit Court of the County of St. Louis, State of Missouri ruled in favor of the Company with regard to the interpretation of the terms of the calculation. The Company and KSG have resumed their discussions relating to the purchase price.

                              CAREY DIVERSIFIED LLC
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



Note 9.  Segment Reporting:

The Company operates in two business segments - real estate and hotel operations. The two segments are summarized as follows:

       Six months ended June 30,               Real Estate        Hotel        Total Company
       -------------------------               -----------        -----        -------------
        Revenues:
              1999                              $ 40,329        $  2,662        $ 42,991
              1998                                39,091           3,246          42,337

        Operating and interest expenses:
          (excluding depreciation and
           amortization)
              1999                              $ 15,748        $  2,211        $ 17,959
              1998                                14,821           2,671          17,492

        Income from equity investments:
              1999                              $    827                        $    827
              1998                                 1,116                           1,116

        Net operating income (1):
              1999                              $ 19,035        $    451        $ 19,486
              1998                                19,747             575          20,322



        Total assets:
            June 30, 1999                       $850,131        $  8,996        $859,127
            December 31, 1998                    804,755           8,509         813,264

(1)   Represents income before extraordinary items.

Note 10. Subsequent Events:

A. On July 15, 1999 the Company obtained $25,000 of limited recourse mortgage financing collateralized by a deed of trust and a lease assignment on a property in Tempe, Arizona net leased to America West Holdings Corporation ("America West"). The loan provides for monthly payments of interest and principal of $180 at an annual interest rate of 7.23% based on a 25-year amortization schedule. The loan is scheduled to mature in August 2009 at which time a balloon payment of approximately $20,546 will be due. During the first four loan years, the loan is prepayable only in limited circumstances and is prepayable thereafter, subject to a prepayment premium.

   On May 1, 1999, a lease with an initial term of 15 years with America West commenced. The America West lease provides for annual rent of $3,404 with rent increases in May 2003, 2008 and 2013 based on a formula indexed to increases in the CPI, with each increase capped at 11.77%.

   The Company owns its interest in the America West property pursuant to a co-tenancy agreement. With the distribution of the entire $25,000 proceeds of the mortgage loan to the Company, the Company's undivided ownership interest in the property was adjusted to 74.583%. The Company's share of annual cash flow (rent less mortgage debt service) is currently $924.

B. On July 26, 1999, the Company obtained $17,090 of limited recourse mortgage financing consisting of four mortgage loans and collateralized by retail properties leased to AutoZone, Inc. ("AutoZone"). The AutoZone mortgage loans bear interest at an annual rate of 6.85% and mature between January 2011 and August 2013.

                              CAREY DIVERSIFIED LLC
                                AND SUBSIDIARIES


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following information should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto as of June 30, 1999 included in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 1998. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plans expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by the Company that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.


RESULTS OF OPERATIONS:

      Net income for the three-month and six-month periods ended June 30, 1999 decreased by $367 and $254, respectively, as compared with the three-month and six-month periods ended June 30, 1998. Excluding a gain on sale and extraordinary charges on the extinguishment of debt, the decreases in net income for the three-month and six-month periods were $329 and $746. The decreases were primarily attributable to a decrease in equity income, increases in depreciation and amortization and property expenses and, to a lesser extent, a $158 noncash charge on a writedown to fair value on the Company's property leased to Motorola, Inc. which is held for sale. The three-month period was also affected by an increase in interest expense.

      The decrease in equity income was due to a substantial decrease in income from the Company's investment in the operating partnership of Meristar Hospitality Corporation. The decrease in Meristar's earnings was due to a change by Meristar in its method of accounting for contingent (i.e., percentage) rents in interim financial periods. Meristar had previously accounted for contingent rents ratably throughout the year based on its best estimates and historical trends. In accordance with a new accounting pronouncement, Meristar is deferring recognition of contingent rental income until specified targets on each identified lease are met. The increase in depreciation and amortization was due to the purchases of properties in 1998 and the completion of the America West Holdings Corp. build-to-suit project and the renovation of the Moorestown, New Jersey property leased to Cendant Operations, Inc. in May 1999. The increase in property expenses was due to higher management and performance fee expenses. The increase in interest expense for the comparable three-month periods was due to the benefit realized during the quarter ended June 30, 1998 from using the newly acquired credit line to pay off higher interest mortgage debt at the end of the first quarter of 1998 and during the subsequent quarter. The Company, however, has since that time obtained or assumed additional limited recourse mortgage debt in connection with the acquisition of properties, including a portfolio of properties in Houston, Texas, the property leased to Eagle Hardware & Garden, Inc. and three properties in France in 1998. The Company also incurred increased charges from its credit line relating to the America West property until it obtained long-term mortgage financing in July 1999. The effects of the new mortgage financings and interest charges from the transitional financing on the America West property contributed to the increase in interest expense.

      The decrease in hotel earnings for the comparable six-month period was due to the transfer of the hotel operations and commencement of a lease for the Livonia hotel effective February 1, 1999. Earnings for the remaining hotel properties increased by 10% for the comparable six-month periods due to a 1% increase in occupancy rates and a moderate increase in average room rental rates. Earnings were stable for the comparable three month periods. The earnings of the hotels are seasonal in nature with occupancy rates highest during the third quarter.

      Lease revenues (rental income and interest from direct financing leases) have increased as the result of 1998 acquisitions and the commencement of new leases in May 1999 with America West and Cendant Operations, Inc. Solely as a result of these two leases annual cash flow (rent less mortgage debt service) will increase by $1,940. In addition, the Company's share of annual cash flow from its equity investment, purchased in June, 1999, in a property net leased to CheckFree Corporation will initially be approximately $550. In July 1999, DeVlieg Bullard, Inc., a lessee of two properties, filed a petition of voluntary bankruptcy. The Company has not been informed by DeVlieg Bullard as to whether DeVlieg Bullard will seek to affirm its lease. Annual rent from the DeVlieg Bullard lease is $1,908.

                              CAREY DIVERSIFIED LLC
                                AND SUBSIDIARIES



                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



FINANCIAL CONDITION:

      There has been no material change in the Company's financial condition since December, 31, 1998. Cash flow from operations and distributions from equity investments of $24,740 was sufficient to fund dividends and distributions to minority interests of $21,111 and $1,309, respectively.

      The Company's investing activities included using $43,905 to complete construction of the America West project, to complete renovations of a property leased to Cendant, to complete an expansion of the property leased to Orbital Sciences Corporation, to purchase a 50% equity interest in a property leased to CheckFree Corporation and to advance additional funds for build-to-suit projects with Federal Express Corporation and three properties in France. The Company also used $3,676 to purchase a mortgage receivable in which it has a participating interest. Current capital commitments include $1,400 for capital improvements at the hotel property leased to Livho, Inc. and the two hotel properties operated by the Company and $28,500 toward the completion of the build-to-suit project leased to Federal Express Corporation. In connection with CheckFree acquisition, the Company has a commitment to fund $1,781 toward the completion of a build-to-suit project at the CheckFree property. The Company also paid disposition fees of $1,007 to an affiliate in connection with sales of properties in 1998.

      In addition to paying dividends to shareholders and distributions, the Company's financing activities included prepaying mortgage balances of $3,954, paying scheduled mortgage principal installments, refinancing its property leased to Orbital Sciences with limited recourse mortgage financing of $15,000 and drawing additional advances of $37,000 from its line of credit to increase the total outstanding on the line of credit to $166,000 as of June 30, 1999. Since June 30, 1999, the Company has obtained new limited recourse mortgage financing of $25,000 and $17,000 on the America West property and properties leased to Autozone, Inc., respectively, and is using the such proceeds to reduce the outstanding balance on the line of credit. As of August 9, 1999, there was approximately $153,000 outstanding on the line of credit. The Company remains in compliance with the financial covenants relating to the credit agreement on the line of credit.


YEAR 2000 ISSUES:

      The "Year 2000 issue" refers to the series of problems that have resulted or may result from the inability of certain computer software and embedded processes to properly process dates. This shortcoming could result in the failure of major systems or miscalculations causing major disruptions to business operations. The Company has no information technology systems of its own, but is dependent upon systems maintained by an affiliate of its Manager, and certain other third parties including banks and its transfer agent.

      The Company and its affiliates have been evaluating their readiness relating to Year 2000 issues since 1998. The affiliates' core information technology systems used in administering the Company's business operations have been upgraded or replaced, as needed, to become Year 2000 compliant. These systems include desktop computers, network servers, operating systems and applications software. A new, compliant, integrated accounting and asset management system is currently being installed and is expected to be functional in the fourth quarter of this year. Compliance of these systems with Year 2000 requirements has been determined through a combination of internal testing, where feasible, and vendor representations. Non-core information technology systems are currently being reviewed for compliance with Year 2000 requirements. Such systems, although not critical to the Company's business operations, are expected to be substantially upgraded or replaced before the end of 1999.

      The Company has contacted and is evaluating documentation from its critical third party vendors and suppliers including banks, transfer agents and telecommunications service providers regarding their Year 2000 compliance. The responses received have generally been positive although the Company cannot be assured that such providers have adequately considered the impact of Year 2000 issues on their systems.

                              CAREY DIVERSIFIED LLC
                                AND SUBSIDIARIES



                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


      The Company has contacted its tenants regarding Year 2000 readiness and emphasized the need to address Year 2000 issues. Generally, tenants are contractually required to maintain their leased properties in good working order and to make necessary alterations, foreseen or unforeseen, to meet their contractual obligations. Because of those obligations, the Company believes that the risks and costs of upgrading systems related to operations of the buildings and that contain technology affected by Year 2000 issues will generally be absorbed by tenants rather than the Company. The major risk is that Year 2000 issues have such an adverse effect on the financial condition of a tenant that its ability to meet its lease obligations, including the timely payment of rent, is impaired. In such an event, the Company may ultimately incur the costs for Year 2000 readiness at the affected properties. The potential materiality of any impact is not known at this time.

      The Company will continue to monitor critical third party vendors and suppliers to determine its vulnerability to potential disruptions caused by year 2000 issues. Limited scope contingency plans are currently being developed to address potential disruptions of a temporary nature that may affect the Company. Because it is not possible to anticipate all of the possible disruptions that may be caused by Year 2000 events, there can be no assurance that the Company will not be adversely affected if such disruptions occur.

                              CAREY DIVERSIFIED LLC


                                     PART II


Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(in thousands)

         $121,809 of the CDC's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of June 30, 1999 ranged from 4.85 % to 10.00%.

                       1999           2000           2001           2002          2003         Thereafter      Total     Fair Value
                       ----           ----           ----           ----          ----         ----------      -----     ----------
Fixed rate           $  8,227       $  5,172       $  8,943       $  7,544       $  7,895       $ 84,028      $121,809     $122,673

Average
 interest rate           7.49%          7.97%          7.85%          7.86%          7.95%         7.80%

Variable rate        $  4,864       $    739       $175,820       $    536       $    565       $ 10,679      $193,203     $193,203

        As of June 30, 1999, the Company had no other material exposure to market risk.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      An annual shareholders meeting was held on June 7, 1999, at which time a vote was held to elect two Class II directors for the company. The vote was held through the solicitation of proxies. The following directors were elected for a three year term:

          Total                Shares        Shares         Shares
        Name Of Director       Voting        Voting Yes     Voting No
        ----------------       ------        ----------     ---------
      Francis J. Carey        19,743,689     19,416,808     326,881
      Eberhard Faber IV       19,743,689     19,442,024     301,665


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits:

             None

      (b)    Reports on Form 8-K:

                  During the quarter ended June 30, 1999 the Company was not required to file any reports on Form 8-K.

                              CAREY DIVERSIFIED LLC





                                   SIGNATURES






      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CAREY DIVERSIFIED LLC






      08/10/99                    By:   /s/ John J. Park
      --------                          ------------------------------------
        Date                              John J. Park
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)



      08/10/99                    By:   /s/ Claude Fernandez
      --------                          ------------------------------------
        Date                              Claude Fernandez
                                          Executive Vice President and
                                          Chief Administrative Officer
                                          (Principal Accounting Officer)