Form 10-Q/A
period 1999-06-30
CAREY DIVERSIFIED LLC
filed 1999-08-13
CIK 1025378

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

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

                              CAREY DIVERSIFIED LLC

                                AND SUBSIDIARIES

                                      INDEX

                                                                                                   Page No.
                                                                                                   --------

 PART I
 ------
 Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations        3-5

 PART II - Other Information

 Signatures                                                                                               6

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

         Lease revenues (rental income and interest from direct financing leases) have increased as the result of 1998 acquisitions and the commencement of new leases in May 1999 with America West and Cendant Operations, Inc. Solely as a result of these two leases annual cash flow (rent less mortgage debt service) will increase by $1,940. In addition, the Company's share of annual cash flow from its equity investment, purchased in June, 1999, in a property net leased to CheckFree Corporation will initially be approximately $550. In July 1999, DeVlieg Bullard, Inc., a lessee of two properties, filed a petition of voluntary bankruptcy. The Company has not been informed by DeVlieg Bullard as to whether DeVlieg Bullard will seek to affirm its lease.Annual rent from the DeVlieg Bullard lease is $954.

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

                              CAREY DIVERSIFIED LLC

         08/12/99                          By:/s/ John J. Park
         --------                             ---------------------------------
             Date                                 John J. Park
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

         08/12/99                          By:/s/ Claude Fernandez
         --------                             ---------------------------------
             Date                                 Claude Fernandez
                                                  Executive Vice President and
                                                  Chief Administrative Officer
                                                  (Principal Accounting Officer)