Form 10-Q
period 1999-09-30
CAREY DIVERSIFIED LLC
filed 1999-11-12
CIK 1025378

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-Q

               For the quarterly period ended SEPTEMBER 30, 1999

                                       of

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

     There are 25,682,017 Listed Shares, no par value outstanding at November 10, 1999.

                              CAREY DIVERSIFIED LLC
                                AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I
------

Item 1. - Financial Information*

          Condensed Consolidated Balance Sheets,

          as of September 30, 1999 and December 31, 1998                       2

          Condensed Consolidated Statements of Income for the
          three and nine months ended September 30, 1999 and 1998              3

          Condensed Consolidated Statements of Comprehensive Income
          for the three and nine months ended September 30, 1999 and 1998     4

          Condensed Consolidated Statements of Cash Flows for the
          nine months ended September 30, 1999 and 1998                      5-6

          Notes to Condensed Consolidated Financial Statements              7-12

Item 2. - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              13-15

Item 3. - Quantitative and Qualitative Disclosures About Market Risk         16


PART II - Other Information
-------

Item 4. - Submission of Matters to a Vote of Security Holders                 17

Item 6. - Exhibits and Reports on Form 8-K                                    17

Signatures                                                                    18



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

                                     PART I

                        Item 1. - FINANCIAL INFORMATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (in thousands except share amounts)

                                                                    September 30,          December 31,
                                                                         1999                 1998
                                                                         ----                 ----

                                                                      (Unaudited)             (Note)

         ASSETS:

Real estate leased to others under the operating method,
    net of accumulated depreciation of $13,776 at
    September 30, 1999 and $7,617 at December 31, 1998                   $421,252             $390,312
Net investment in direct financing leases                                 296,618              295,826
Operating real estate, net of accumulated depreciation of
    $552 and $300 at September 30, 1999 and
    December 31, 1998                                                       7,033                7,013
Real estate leased to others under construction                            58,279               55,856
Cash and cash equivalents                                                   6,157                5,673
Assets held for sale                                                       12,610               12,842
Equity investments                                                         36,938               29,532
Other assets                                                               24,963               16,210
                                                                         --------             --------
           Total assets                                                  $863,850             $813,264
                                                                         ========             ========

         LIABILITIES:

Mortgage notes payable                                                   $188,783             $138,964
Notes payable                                                             133,000              132,334
Accrued interest                                                            1,241                2,128
Accounts payable to affiliates                                              6,367                7,013
Dividends payable                                                          10,709               10,447
Other liabilities                                                          10,186               11,771
                                                                         --------             --------
           Total liabilities                                              350,286              302,657
                                                                         --------             --------

Minority interest                                                        (3,055)               (3,626)
                                                                         --------             --------
Commitments and contingencies

         MEMBERS' EQUITY:

Listed Shares, no par value;
    25,684,061, and 25,343,402 shares issued and outstanding
    at September 30, 1999 and December 31, 1998                           523,282               517,755
Distributions  in excess of accumulated earnings                          (5,964)               (2,803)
Accumulated other comprehensive income (loss)                               (699)                 (719)
                                                                         --------              --------

           Total members' equity                                          516,619               514,233
                                                                         --------              --------

           Total liabilities and members' equity                         $863,850              $813,264
                                                                         ========              ========



The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date

                             CAREY DIVERSIFIED LLC

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

               (in thousands, except per share and share amounts)

                                              Three Months Ended September 30,          Nine Months Ended September 30,
                                                  1999                 1998               1999                 1998
                                                  ----                 ----               ----                 ----

Revenues:

  Rental income                                  $12,413              $10,765              $34,990              $31,776
  Interest income from direct
    financing leases                               8,589                8,559               25,519               25,954
  Other interest income                              306                  183                  741                  607
  Other income                                       590                   45                  977                  306
  Revenue of hotel operations                      1,833                1,754                4,495                5,000
                                                 -------              -------              -------              -------
                                                  23,731               21,306               66,722               63,643
                                                 -------              -------              -------              -------
Expenses:

  Interest                                         5,382                4,947               14,217               13,776
  Depreciation and amortization                    3,174                2,211                7,986                6,102
  General and administrative                       2,269                1,297                5,985                4,806
  Property expenses                                1,812                1,030                4,851                3,513
  Writedown to fair value                                                                      158
  Operating expenses of hotel operations           1,235                1,161                3,446                3,832
                                                 -------              -------               ------              -------
                                                  13,872               10,646               36,643               32,029
                                                 -------              -------               ------               -------

   Income before minority interest,
     income from equity investments,
     gain (loss) and extraordinary items           9,859               10,660               30,079               31,614

Minority interest in income                         (828)                (933)              (2,389)              (2,771)
                                                  -------               ------              -------              -------
   Income before income from
      equity investments, gain (loss)
      and extraordinary items                      9,031                9,727               27,690               28,843

Income from equity investments                       302                  431                1,129                1,547
                                                  -------              -------              -------              -------
   Income before gain (loss)
      and extraordinary items                      9,333               10,158               28,819               30,390

Gain (loss) on sales                                 137                  (20)                 137                   70
                                                  -------              -------              -------              -------
      Income before extraordinary items            9,470               10,138               28,956               30,460

Extraordinary loss on extinguishment of
  debt, net of minority interest                                                               (39)                (621)
                                                 -------              -------              -------              -------
      Net income                                 $ 9,470              $10,138              $28,917              $29,839
                                                 =======              =======              =======              =======
Basic and diluted earnings per share:
     Income before extraordinary item          $.37                 $.40                  $1.13               $ 1.23
     Extraordinary item                                                                                        (0.02)
                                               ----                 ----                  -----                ------
                                               $.37                 $.40                  $1.13               $ 1.21
                                               ====                 ====                  =====               ======
Weighted average shares outstanding:
    Basic                                     25,656,473           25,242,808           25,550,686           24,716,281
                                              ==========           ==========           ==========           ==========
    Diluted                                   25,656,473           25,242,808           25,550,686           24,721,141
                                              ==========           ==========           ==========           ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              CAREY DIVERSIFIED LLC

                      CONDENSED CONSOLIDATED STATEMENTS OF

                        COMPREHENSIVE INCOME (UNAUDITED)

                                 (in thousands)


                                               Three Months Ended September 30,          Nine Months Ended September 30,
                                                  1999            1998                      1999                 1998

Net income                                       $ 9,470         $10,138                    $28,917              $29,839


Other comprehensive income (loss):
  Change in unrealized appreciation
  of marketable securities                          (120)           (361)                       (89)                (158)


Foreign currency translation
  adjustment                                      (1,255)            199                        109                  243
                                                 -------         -------                    -------              -------
    Other comprehensive income                    (1,375)           (162)                        20                   85
                                                 -------         -------                    -------              -------
    Comprehensive income                          $8,095         $ 9,976                    $28,937              $29,924
                                                  ======         =======                    =======              =======













The accompanying notes are an integral part of the condensed consolidated financial statements.

                              CAREY DIVERSIFIED LLC

           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)

                                 (in thousands)

                                                                                 Nine Months Ended September 30,
                                                                                   1999                     1998
Cash flows from operating activities:

  Net income                                                                      $ 28,917                $ 29,839
  Adjustments to reconcile net income
      to net cash provided by operating activities:

      Depreciation and amortization                                                  7,986                   6,102
      Amortization of deferred income                                               (1,016)                   (719)
      Gain on sale of real estate                                                     (137)                    (70)
      Extraordinary loss, net of minority income                                        39                     621
      Securities received in lieu of cash                                             (265)
      Minority interest in income                                                    2,389                   2,771
      Straight-line rent adjustments                                                (1,223)                 (2,088)
      Compensation costs paid by issuance of shares                                  1,271                     651
      Payment of deferred leasing fees                                                                      (1,509)
      Provision for uncollected rents                                                  200                     439
      Writedowns to fair value                                                         158
      Net change in operating assets and liabilities                                (3,255)                     15
                                                                                  --------                --------
           Net cash provided by operating activities                                35,064                  36,052
                                                                                  --------                --------

Cash flows from investing activities:

  Purchases of real estate and equity investments                                  (60,000)                (66,558)
  Additional capital expenditures                                                   (2,216)                 (3,628)
  Proceeds from sale of property                                                        74                  10,066
  Distributions from equity investments in excess of equity income                     808                     416
  Payment of disposition fees                                                       (1,007)
  Purchases of mortgage receivable and marketable securities                        (3,676)                    (65)
                                                                                  --------                --------

           Net cash used in investing activities                                   (66,017)                (59,769)
                                                                                  --------                --------

Cash flows from financing activities:

  Proceeds from issuance of shares                                                     652                   7,243
  Dividends paid                                                                   (31,814)                (20,391)
  Distributions to former general partners                                                                  (5,018)
  Distributions to and redemption of former limited partners                                                (9,520)
  Distributions to minority interest                                                (1,895)
  Payments of mortgage principal                                                    (3,519)                 (5,265)
  Proceeds from notes payable                                                        37,000                 111,577
  Proceeds from mortgages payable                                                    75,171                  13,374
  Prepayments of mortgages and notes payable                                       (42,488)                (77,129)
  Deferred refinancing costs                                                        (1,631)                 (1,475)
  Prepayment charges paid on extinguishment of debt                                    (39)                   (700)
  Other                                                                                                       (585)
                                                                                   --------                --------
           Net cash provided by financing activities                                 31,437                  12,111
                                                                                   --------                --------

           Net increase (decrease) in cash and cash equivalents                         484                 (11,606)

Cash and cash equivalents, beginning of period                                        5,673                  18,586
                                                                                   --------                --------

      Cash and cash equivalents, end of period                                    $   6,157                $  6,980
                                                                                   ========                ========

                                   (Continued)

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              CAREY DIVERSIFIED LLC

                                 (in thousands)

                                                            Nine Months Ended September 30,
                                                              1999                  1998

Supplemental disclosure of cash flows information:
              Interest paid                                  $15,104               $13,625
                                                             =======               =======








Noncash operating, investing and financing activities:

A. During the nine-month periods ended September 30, 1999 and 1998, the Company issued restricted shares of $2,979 and $3,206, respectively, to certain directors, officers and affiliates in consideration of services rendered.

B. In March 1999, the Company purchased the entire 26% minority interest in a subsidiary that net leases property to Sprint Spectrum, L.P. for $2,510 in exchange for the issuance of 139,859 shares.

C. In connection with the acquisition of properties in 1998, the Company assumed mortgage obligations of $13,593 and issued shares of $16,377.

D. In connection with the disposition of a property in Topeka, Kansas in 1999, the property was transferred to the purchaser in exchange for assumption of the mortgage obligation on the property and certain other assets and liabilities as follows;

      Land, buildings and personal property, net of accumulated depreciation     $(7,654)
      Mortgage note payable                                                         8,107
      Other assets and liabilities, net                                             (316)
                                                                                  -------
      Gain on sale                                                               $    137
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

Note 2.      Earnings Per Share:

Basic and diluted earnings per common share for the Company for the three-month and nine-month periods ended September 30, 1999 and 1998 were calculated as follows:



                                                Three Months Ended September 30,
                                                1999                    1998
                                                ----                    ----

  Net income                                    $   28,917           $   29,839
                                                ==========           ==========
  Weighted average shares - diluted             25,656,473           25,242,808
                                                ==========           ==========

  Basic and diluted earnings per share            $ .37                   $ .40
                                                ==========           ==========


                                                   Nine Months Ended September 30,
                                                   1999                 1998
  Income before extraordinary item                $   28,956            $   30,460
  Extraordinary item                                    (39)                 (621)
                                                  ----------            ----------
           Net income                             $   28,917            $   29,839
                                                  ==========            ==========

  Weighted average shares - basic                 25,550,686            24,716,281
  Effect of dilutive securities -
      options for shares                                                     4,860
                                                  ----------            ----------
  Weighted average shares - basic and diluted     25,550,686            24,721,141
                                                  ==========            ==========

  Basic and diluted earnings per share before
      extraordinary item                              $ 1.13                 $1.23
  Extraordinary item                                                         (.02)
                                                       -----                 -----
  Basic and diluted earnings per share                $1.13                  $1.21
                                                      ======                 =====

                              CAREY DIVERSIFIED LLC

                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                   (Continued)

Note 3.      Transactions with Related Parties:
             ----------------------------------

Pursuant to its management agreement, Carey Management LLC ("Carey Management"), an affiliate, performs certain advisory and administrative services for the Company. Management and performance fees are payable to Carey Management, each at an annual rate of 1/2 of 1% of the total average market capitalization of the Company. The management fee is reduced on a dollar-for-dollar basis for distributions paid to the special limited partners of the Company's nine subsidiary partnerships. The performance fee is payable in the form of restricted shares issued by the Company and vests over a five-year period. The performance fees were $389 and $194 for the three-month periods ended September 30, 1999 and 1998, respectively and $1,140 and $563 for the nine-month periods ended September 30, 1999 and 1998, respectively. Carey Management participates in the Company's dividend reinvestment plan. It is reinvesting its dividends in stock of the Company through the dividend reinvestment plan. Management fees, net of distributions paid to special limited partners, were $399 for the three-month period ended September 30, 1999, and $1,082 for the nine-month period ended September 30, 1999. For the nine-month period ended September 30, 1998, the Company's management fee was offset in its entirety by distributions paid to special limited partners and property management fees paid by the Partnerships to Carey Management. General and administrative expense reimbursements were $293 and $313 for the three-month periods ended September 30, 1999 and 1998, respectively, and $1,022 and $1,040 for the nine months ended September 30, 1999 and 1998, respectively.

                              CAREY DIVERSIFIED LLC

                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                   (Continued)

Note 4.      Lease Revenues:
             ---------------

For the nine months ended September 30, 1999 and 1998, the Company earned its net leasing revenues (i.e., rental income and interest income from direct financing leases) from more than 80 lessees. A summary of net leasing revenues is as follows:


                                                 1999          %        1998           %
                                                 --------    ----       ----         ----

Dr Pepper Bottling Company of Texas               $ 3,040      5%        $ 2,999      5%
Gibson Greetings, Inc.                              2,957      5           2,896      5
Detroit Diesel Corporation                          2,744      5           2,744      5
Sybron International Corporation                    2,720      4           2,483      4
Livho, Inc.                                         2,420      4           2,151      4
Quebecor Printing, Inc.                             1,850      3           1,898      3
AutoZone, Inc.                                      1,827      3           1,780      3
Furon Company                                       1,811      3           1,812      3
Orbital Sciences Corporation                        1,713      3           1,615      3
Thermadyne Holdings Corporation                     1,676      3           1,676      3
The Gap, Inc.                                       1,654      3           1,645      3
Copeland Beverage Group, Inc.                       1,350      2             750      1
Unisource Worldwide, Inc.                           1,293      2           1,284      2
Lockheed Martin Corporation                         1,248      2           1,210      2
AP Parts International, Inc.                        1,213      2           1,377      3
America West Holdings Corp.                         1,204      2
CSS Industries, Inc.                                1,190      2           1,184      2
Brodart, Co.                                        1,139      2           1,052      2
Peerless Chain Company                              1,098      2           1,098      2
Red Bank Distribution, Inc.                         1,050      2           1,050      2
Eagle Hardware & Garden, Inc.                       1,017      2
High Voltage Engineering Corporation                  996      2             881      2
Duff-Norton Company, Inc.                             873      1             873      2
Sprint Spectrum, L.P.                                 866      1
United States Postal Service                          817      1             817      2
DeVlieg Bullard Inc.                                  715      1             715      1
Anthony's Manufacturing company, Inc.                 709      1             680      1
Wal-Mart Stores, Inc.                                 668      1             668      1
Hotel Corporation of America                          636      1             636      1
Material Sciences Corporation                         621      1           1,561      1
Winn-Dixie Stores, Inc.                               584      1             577      1
Continental Casualty Company                          579      1             579      1
AT&T Corporation                                      570      1             570      1
Family Dollar Stores, Inc.                            484      1             516      1
Exide Electronics Corporation                         429      1             429      1
Excel Communications, Inc.                            400      1             400      1
Other                                              14,348     23%         15,124     26%
                                                  -------    ----        -------    ----
                                                  $60,509    100%        $57,730    100%
                                                  =======    =====       =======    ====

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

The most recently filed financial statements of Meristar reported total assets of $3,096,627 and shareholders' equity of $1,130,162 as of June 30, 1999 and revenues of $138,148 and net income of $7,446 for the six months then ended. As of October 29, 1999, Meristar's quoted share price was $16.06 resulting in an aggregate value of the Company's units of approximately $12,531 if converted. The carrying value of the equity interest in Meristar operating partnership as of September 30, 1999 was $23,426.

The Company owns equity interests as a limited partner in two limited partnerships that each own real estate net leased to a single tenant. Corporate Property Associates 10 Incorporated, an affiliate, owns the remaining controlling interests as a general partner in each partnership. The Company also owns a 50% interest in a limited liability company with the remaining 50% interest owned by Corporate Property Associates 14 Incorporated, an affiliate. Combined financial information of the two limited partnerships and the limited liability company is summarized as follows:



                                                  September 30, 1999     December 31, 1998
                                                  ------------------     -----------------

 Assets (primarily real estate)                       $77,936                 $46,391
 Liabilities (primarily mortgage notes payable)        48,827                  32,399
 Partners' capital                                     29,109                  13,992



                                                        Nine Months Ended
                                                        -----------------
                                                          September 30,
                                                          -------------
                                                      1999           1998
                                                      -------      -------

Revenues (primarily rental income)                    $6,076        $5,243
Expenses (primarily interest on mortgages
   and depreciation)                                  (3,988)      (3,406)
                                                      ------       -------
Net income                                            $2,088        $1,837
                                                      =======       ======



Note 6. Acquisitions of Properties in France:

In July 1999, the Company purchased two newly-constructed buildings in France in Lille and Indre et Loire, through an 80% majority owned subsidiary, at a total cost of 29,150,000 French Francs ("FF") (approximately $4,736) of which FF 24,300,000 (approximately $3,948) was financed with limited recourse mortgage debt. The Lille and Indre et Loire properties are leased to Gist-Brocades France
S. A. ("Gist-Brocades") and a subsidiary of the French postal service, respectively, at an annual rent of FF 1,400,000 (approximately $227) and FF 1,600,000 (approximately $260), respectively. Each lease has an initial term of six years followed by a renewal term of three years at the option of the lessee. Rent will increase annually based on increases in the INSEE index, a French index of construction costs.

The limited recourse mortgage loans have a term of fifteen years at which time balloon payments will be due. The loans bear interest at an annual rate of 4.56% for the first five loan years.

                              CAREY DIVERSIFIED LLC

                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7.  Mortgage Financings:
         --------------------

A. On July 15, 1999 the Company obtained $25,000 of limited recourse financing collateralized by a deed of trust and a lease assignment on a property in Tempe, Arizona that is subject to a net lease with America West Holdings Corporation ("America West"). The Company owns the property as a tenant-in-common with AWHQ LLC, an affiliate of America West. As a result of the distribution of the entire mortgage proceeds to the Company, the Company's undivided ownership interest in the property was adjusted to 74.583%, representing its share of its net contribution, after distribution of the mortgage proceeds, in the property. The loan provides for monthly payments of interest and principal of $180 (of which the Company's share is approximately $134) at an annual interest rate of 7.23% based on a 25-year amortization schedule. The loan is scheduled to mature in August 2009 at which time a balloon payment will be due.

B. On July 26, 1999, the Company obtained $17,100 of limited recourse financing collateralized by 48 retail properties leased to AutoZone, Inc. ("AutoZone") pursuant to four master leases with AutoZone. The loans consist of four tranches which mature and fully amortize between January 2011 and August 2013 and bear interest at an annual rate of 6.85%. Monthly debt service payments of principal and interest are currently $172 plus certain administrative fees.

C. On August 31, 1999, the Company obtained $13,750 of limited recourse financing collateralized by its two adjacent properties leased to the Gap, Inc. ("The Gap") in Erlanger, Kentucky. The loans bear interest at an annual rate of 7.91% and provide for monthly payments of interest and principal of $105, with $9,682 of the amount payable based on a 66-year amortization schedule, and the remaining $4,068 payable based on a 161-month (13 years and five-months) amortization schedule. The loan matures in September 2004 and will be extended for an additional five years if the Gap exercises its options to renew its leases on or before May 1, 2004. If the loan is extended, the interest rate will be reset to the lender's then prevailing rate for loans with a term of five years. In connection with the financing, the Company paid off an existing mortgage loan of $5,534.

Note 8.  Property in Topeka, Kansas:
         ---------------------------

On September 30 ,1999, the Company sold its property in Topeka, Kansas, leased to Hotel Corporation of America ("Hotel Corp.") pursuant to Hotel Corp.'s exercise of its purchase option. The Hotel Corp. lease was structured so that it had the right to exercise its purchase option at any time during the lease term. The exercise price was determined pursuant to a formula based on Hotel Corp.'s operating cash flow of the hotel for the most recent twelve month period with a minimum exercise price in an amount equal to the outstanding mortgage loan balance on the property. Based on this formula, the exercise price was determined to be $8,107, the outstanding mortgage loan balance. Hotel Corp. assumed the mortgage loan obligation to complete the sale.

In connection with the sale, the Company realized a $137 gain. The Company's annual cash flow (rent less mortgage debt service) from the Topeka property was $70.

Note 9.  Subsequent Event:
         -----------------

In December 1996, KSG, Inc. ("KSG") notified the Company that it was exercising its option to purchase the property it leases in Hazelwood, Missouri. The Company and KSG were not able to reach an agreement on the exercise price. The exercise price was to be determined based on the fair market value of the property as encumbered by the lease, determined in part by discounting all future rents over the remaining terms, including renewal terms, of the lease. A dispute about the Company's calculation of a rent increase in April 1997 prevented an agreement or valuation. In January 1999, the Company and KSG entered into an agreement to establish a minimum and maximum exercise price of $9,000 and $11,500 and to defer the exercise price determination until a dispute regarding an interpretation of the rent provisions of the lease was resolved. On March 25, 1999, the Circuit Court of the County of St. Louis, State of Missouri ruled in favor of the Company with regard to the interpretation of the terms of the rent increase calculation. On November 1, 1999, the Company sold the property to KSG for $11,000 plus an allowance of $100 for legal costs. Annual rent from the KSG property was $921.

                              CAREY DIVERSIFIED LLC

                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10. Segment Reporting:

The Company operates in two business segments - real estate and hotel operations. The two segments are summarized as follows:


   Nine months ended September 30,         Real Estate           Hotel        Total Company
   -------------------------------         -----------           -----        -------------
  Revenues:
        1999                                  $ 62,227            $4,495          $ 66,722
        1998                                    58,643             5,000            63,643

  Operating and interest expenses:
     (excluding depreciation and
      amortization)

        1999                                  $ 25,211           $ 3,446          $ 28,657
        1998                                    22,095             3,832            25,927

  Income from equity investments:

        1999                                  $  1,129                            $  1,129
        1998                                     1,547                               1,547

  Net operating income (1):

        1999                                  $ 27,907           $ 1,049          $ 28,956
        1998                                    29,292             1,168            30,460



  Total assets:

        September 30, 1999                    $854,889            $8,961          $863,850
        December 31, 1998                      804,755             8,509           813,264



        (1) Represents income before extraordinary items.

                              CAREY DIVERSIFIED LLC

                                AND SUBSIDIARIES

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          (dollar amounts in thousands)

         The following information should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto as of September 30, 1999 included in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 1998. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plans expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by the Company that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.

RESULTS OF OPERATIONS:
----------------------

         Net income for the three-month and nine-month periods ended September 30, 1999 decreased by $668 and $922, respectively, as compared with the three-month and nine-month periods ended September 30, 1998. Excluding extraordinary charges of $621 and $39 on the early extinguishment of debt in 1999 and 1998, respectively, income for the comparable nine-month periods would have reflected a decrease of $1,504. The decreases were primarily attributable to a decrease in equity income, an increase in depreciation and amortization and increases in general and administrative and property expenses. The current nine-month period also included a $158 noncash charge on a writedown to fair value on the Company's property leased to Motorola, Inc. which is held for sale. These effects were partially offset by increases in lease revenues (rental income and interest from direct financing leases) and other income.

         The decrease in equity income was due to a substantial decrease in income from the Company's investment in the operating partnership of Meristar Hospitality Corporation. The decrease in Meristar's earnings was due to a change by Meristar in its method of accounting for contingent (i.e., percentage) rents in interim financial periods. Meristar had previously accounted for contingent rents ratably throughout the year based on its best estimates and historical trends. In accordance with a new accounting pronouncement, Meristar is deferring recognition of contingent rental income until specified targets on each identified lease are met. The overall affect of this accounting pronouncement affects the recognition of income in interim financial periods and should not effect income for an annual reporting cycle.

         The increase in depreciation and amortization was due primarily to the purchases of properties in 1998, the completion of the America West Holdings Corp. build-to-suit project in the second quarter, and the completion of renovation of the Moorestown, New Jersey property in connection with a lease with Cendant Operations, Inc. that went into effect in May 1999. The increase in general and administrative costs was due, in part, to expenses related to the implementation of integrated accounting and asset management information system and an increase in professional fees. The increase in property expenses was due to higher management and performance fee expenses. The increase in interest expense was due to the limited recourse mortgage financing placed on 48 retail properties leased to AutoZone, Inc. and the properties leased to the Gap, Inc. during the current quarter as well as a loan on the property leased to Eagle Hardware & Garden, Inc. that was leveraged in the fourth quarter of 1998. As described in Note 7 in the accompanying condensed consolidated financial statements, the Company obtained $25,000 of limited recourse financing on the America West property in September 1999. As the Company releverages existing, unencumbered properties and obtains mortgage financing on newly acquired properties and newly completed projects, interest on mortgages will increase. The proceeds can be used to reduce the amounts outstanding on the Company's line of credit.

         The increase in other income was due to amounts received in connection with the settlement agreement with the former lessee of the Company's property in Broomfield, Colorado and a bankruptcy distribution relating to a claim against a former tenant of four of the Company's predecessor partnerships. Under the Broomfield settlement, the former lessee agreed to forfeit its claim relating to the exercise of a purchase option and agreed to pay the Company a settlement of $700,000, for unpaid rents, interest and penalties assessed by the Company for late payment and other expenses that had been incurred by the Company. Hotel operating earnings were stable.

         Lease revenues have increased as a result of 1998 acquisitions and the commencement of new leases in May 1999 with America West and Cendant Operations, Inc. Solely as a result of these two leases, annual cash flow (rent less mortgage debt service) will increase by $1,705. In addition, the Company's share of annual cash flow from its equity investment, purchased in June 1999, in a property net leased to CheckFree Corporation will initially be approximately $550. As a result of the sale of the Hotel Corporation of America and KSG, Inc. properties in September 1999 and November 1999, respectively, annual cash flow will decrease by $991.

                              CAREY DIVERSIFIED LLC

                                AND SUBSIDIARIES

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         Copeland Beverage Group, Inc. has defaulted on its loans and as a result a receiver has been appointed to oversee the liquidation of the company. The Copeland lease for a dairy processing plant in Los Angeles, California provided annual cash flow of $1,800. The Company holds a $1,800 letter of credit from Copeland and intends to draw on the letter for all outstanding rents. The Company is exploring various options including re-leasing the facility to another dairy/food service operator or redeveloping the property for alternative use. DeVlieg Bullard, Inc. has filed a petition of bankruptcy and is in the process of submitting a plan of reorganization to the bankruptcy court and has not indicated whether it will seek to affirm or terminate its lease. Annual rent from the DeVlieg Bullard lease is $954. The Company holds a letter of credit for $831 from DeVlieg Bullard that expires in December 1999. The Company intends to draw on the letter of credit for all outstanding rents before the expiration date.

FINANCIAL CONDITION:
--------------------

         There has been no material change in the Company's financial condition since December, 31, 1998. Cash flow from operations and distributions from equity investments of $35,872 was sufficient to fund dividends and distributions to minority interests of $31,814 and $1,895 respectively.

         The Company's investing activities included using $60,000 to complete construction of the America West project, to complete renovations and expansions of properties leased to Cendant and Orbital Sciences Corporation, to purchase a 50% equity interest in a property leased to CheckFree, to complete construction of a warehouse located in Indre et Loire, France, leased to an affiliate of the French postal service, and to advance additional funds for the on-going build-to-suit project with Federal Express Corporation. The Company used $2,216 for additional capital costs at existing properties. The Company also used $3,676 to purchase a mortgage receivable in which it has a participating interest. The mortgagor paid off the loan in November 1999. Current capital commitments include $1,250 for capital improvements at the hotel property leased to Livho, Inc. and the two hotel properties operated by the Company, and $28,500 toward the completion of the build-to-suit project leased to Federal Express Corporation, and $1,781 toward the completion of a build-to-suit project at the CheckFree property. The completion of the Federal Express build-to-suit is not expected to occur before the end of the first quarter of 2000. The Company also paid disposition fees of $1,007 to an affiliate in connection with sales of properties in 1998.

         In addition to paying dividends to shareholders and distributions to minority interests, the Company's financing activities included paying scheduled mortgage principal installments of $3,519, prepaying $9,488 of mortgage debt, obtaining new fixed rate limited recourse mortgage financing of $75,248 including mortgages on properties leased to the Orbital Sciences Corporation in Chandler, Arizona, the America West property in Tempe, Arizona, the Gap, Inc. properties in Erlanger, Kentucky and a portfolio of 48 properties leased to AutoZone. A portion of the proceeds were used to reduce the amount outstanding on the line of credit by $33,000 credit between June 30, 1999 and September 30, 1999. A substantial portion of the amount outstanding on the credit line has been used to fund construction of the Federal Express property, and the Company anticipates that it will be able to obtain limited recourse mortgage financing on that property after the completion of construction. Such mortgage proceeds would be available for reducing the outstanding balance on loans from the line of credit. The Company also expects that it will use the $11,000 of sales proceeds from the November 1999 sale of the KSG property to pay down the line of credit. As of September 30, 1999, the Company has $52,000 of unused capacity under the line of credit and was in compliance with the financial covenants relating to the credit agreement on the line of credit.

                              CAREY DIVERSIFIED LLC

                                AND SUBSIDIARIES

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

YEAR 2000 ISSUES:
-----------------

         The "Year 2000 issue" refers to the series of problems that have resulted or may result from the inability of certain computer software and embedded processes to properly process dates. This shortcoming could result in the failure of major systems or miscalculations causing major disruptions to business operations. The Company has no information technology systems of its own, but is dependent upon systems maintained by an affiliate of its Advisor, and certain other third parties including banks and its transfer agent.

         The Company and its affiliates have been evaluating their readiness relating to Year 2000 issues since 1998. The affiliates' core information technology systems used in administering the Company's business operations have been upgraded or replaced, as needed, to become Year 2000 compliant. These systems include desktop computers, network servers, operating systems and applications software. A new, compliant, integrated accounting and asset management system is currently being installed and the accounting component is currently functional. Compliance of these systems with Year 2000 requirements has been determined through a combination of internal testing, where feasible, and vendor representations. Non-core information technology systems have been reviewed for compliance with Year 2000 requirements. Such systems, although not critical to the Company's business operations, are expected to be substantially upgraded or replaced before the end of 1999. Management believes that substantially all costs related to Year 2000 compliance and remediation have been incurred.

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

                              CAREY DIVERSIFIED LLC

                                AND SUBSIDIARIES

      Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(in thousands)

             $161,712 of the CDC's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of September 30, 1999 ranged from 4.85 % to 10.00%.


                      1999     2000      2001       2002      2003      Thereafter   Total       Fair Value
                      ----     ----      ----       ----      ----      ----------   -----       ----------

Fixed rate           $1,725   $6,479    $10,342     $9,063    $9,494     $124,609    $161,712    $162,859

Average

  interest rate       7.86%    7.78%      7.70%      7.75%     7.76%        7.70%

Variable rate        $4,610     $739   $142,819       $536      $565      $10,802    $160,071       $160,071



As of September 30, 1999, the Company had no other material exposure to market risk.

                              CAREY DIVERSIFIED LLC

                                     PART II
                                     -------



Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

During the quarter ended September 30th, 1999, no matters were submitted to a vote of security holders.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

         (a)   Exhibits:

               None

         (b)   Reports on Form 8-K:

                  During the quarter ended September 30, 1999 the Company was not required to file any reports on Form 8-K.

                              CAREY DIVERSIFIED LLC

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CAREY DIVERSIFIED LLC


         11/10/99                      By:     /s/ John J. Park
         --------                              ----------------
             Date                                John J. Park
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

         11/10/99                      By:     /s/ Claude Fernandez
         --------                              --------------------
             Date                                Claude Fernandez
                                                 Executive Vice President and
                                                 Chief Administrative Officer
                                                 (Principal Accounting Officer)