Form 10-K405
period 1999-12-31
CAREY DIVERSIFIED LLC
filed 2000-04-11
CIK 1025378

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                      For the year ended DECEMBER 31, 1999

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


Non-affiliates held 24,468,901 Listed Shares at March 31, 2000. There are 25,979,383 Listed Shares outstanding at March 31, 2000.

                                     PART I

Item 1.  Business.

         Carey Diversified LLC ("Carey Diversified" or "CDC") is a real estate investment company that acquires and owns commercial properties leased to companies nationwide, primarily on a triple net basis. As of December 31, 1999, Carey Diversified's portfolio consisted of 207 properties in the United States and six properties in Europe and totaling more than 20 million square feet.

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

- clauses providing for mandated rent increases or periodic rent increases tied to increases in the consumer price index or other indices or, when appropriate, increases tied to the volume of sales at the property;

- covenants restricting the activity of the tenant to reduce the risk of a change in credit quality;

- indemnification of Carey Diversified for environmental and other liabilities; and

-    guarantees from parent companies or other entities.

         Carey Diversified was formed as a limited liability company under the laws of Delaware on July 15, 1996. On January 1, 1998, Carey Diversified was consolidated with nine Corporate Property Associates limited partnerships and became the General Partner and owner of over 90% of the limited partnership interests in each partnership. Carey Diversified's shares began trading on the New York Stock Exchange on January 21, 1998 under the symbol "CDC". On July 15, 1998, each CPA(R) Partnership redeemed the interests of the holdover CPA(R) limited partners and became the owner of virtually all of the limited partnership interests in the CPA(R) Partnerships. The former general partners of each partnership have a right to receive a portion of the distributions made by each partnership. As a limited liability company, Carey Diversified is not subject to federal income taxation as long as it satisfies certain requirements relating to its operations. On December 20, 1999, Carey Diversified entered into a merger agreement with Carey Management LLC ("Carey Management" or the "Manager"), the manager of Carey Diversified, pursuant to which the Manager would become a wholly-owned subsidiary of Carey Diversified. The merger is conditioned upon the approval of Carey Diversified shareholders. Upon consummation of the merger, Carey Diversified will change its name to W.P. Carey & Co. LLC and trade on the New York Stock Exchange and Pacific Exchange under the symbol "WPC". See "Recent Developments" below.

         The Manager provides both strategic and day-to-day management for Carey Diversified, including acquisition services, research, investment analysis, asset management, capital funding services, disposition of assets, investor relations and administrative services. Carey Management also provides office space and other facilities for Carey Diversified. The Manager has dedicated senior executives in each area of its organization so that Carey Diversified functions as a fully integrated operating company.

         Following the merger, W.P. Carey & Co. LLC will be a fully integrated company that will continue and expand the real estate investment business of Carey Diversified and the asset and private equity management business of Carey Management. Upon completion of the merger, W.P. Carey & Co. LLC will both own and manage commercial and industrial properties located in 35 states and France, net leased to 125 tenants. In addition, W.P. Carey & Co. LLC will manage more than 175 additional net leased properties on behalf of four real estate investment trusts of which it will be the advisor and manager: Corporate Property Associates 10, Inc., Carey Institutional Properties, Incorporated, Corporate Property Associates 12, Inc., and Corporate Property Associates 14, Inc.

         Carey Diversified's principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and its telephone number is (212) 492-1100. Carey Diversified's website address is http://www.careydiv.com. As of March 31, 2000, Carey Diversified employed one person. An affiliate of Carey Management employs 90 individuals who perform services for Carey Diversified.

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

         Carey Diversified presently intends to:

- seek additional investment and other opportunities that leverage core management skills (which include in-depth credit analysis, asset valuation and sophisticated structuring techniques);

- optimize the current portfolio of properties through expansion of existing properties, timely dispositions and favorable lease modifications;

-    utilize its size and access to capital to refinance existing debt; and

-    increase its access to capital.

DEVELOPMENTS DURING 1999

         On February 19, 1999, Carey Diversified, through a majority owned newly-formed subsidiary, entered into a net lease with Cendant Operations, Inc. at an existing Company property in Moorestown, New Jersey. The Cendant lease became effective upon completion of the property's renovation on May 17, 1999. The Cendant lease provides for a five-year term at an initial annual rent of $1,016,000 with annual stated increases of 2.5%. The minority owner of the subsidiary, Matrix Realty, Inc. ("Matrix"), is a real estate developer that supervised the renovation. The agreement with Matrix provides that Carey Diversified receive a preferred return on its capital contributions, as defined, with any remaining cash flow allocated 75% to Carey Diversified. In March 2000, Carey Diversified fulfilled its obligation to purchase Matrix's interest within one year of the inception of the Cendant lease and bought out Matrix's interest for approximately $500,000.

         On June 3, 1999, Carey Diversified and Corporate Property Associates 14, both through 50% ownership interests in a limited liability company, purchased land and building in Norcross, Georgia for $31,306,000 and assumed existing net leases with CheckFree Corporation, Inc. CheckFree's lease obligations have been unconditionally guaranteed by its parent company, CheckFree Holdings, Inc. The CheckFree leases have remaining terms through December 31, 2015. The annual combined rent on the leases at December 31, 1999 was $2,564,000 The land lease with CheckFree provides for annual rent of $77,000 with stated rent increases effective January 2000, 2005 and 2010. Annual rent on the building lease is $2,487,000 with rent increases scheduled for January 2004 and each year thereafter based on a formula indexed to increases in the Consumer Price Index, capped at 2.5% per year. The purchase of the CheckFree property was financed with a limited recourse mortgage loan of $15,800,000 collateralized by a deed of trust on the CheckFree property and lease assignments. The loan bears interest at an annual variable rate of interest equal to the sum of the London InterBank Offered Rate ("LIBOR") and 2.5% and provides for scheduled principal payments that approximate a twenty-five year amortization schedule. The loan is scheduled to mature on June 1, 2006 at which time a balloon payment will be due. The loan is prepayable at any time without premium. Carey Diversified and CPA(R):14 also assumed an existing agreement to construct an additional office building at the CheckFree property on a build-to-suit basis at a cost not to exceed $11,061,000. Upon completion of construction, which is scheduled for June, 2000, CheckFree's annual rent will increase by approximately $1,550,000. Carey Diversified and CPA(R):14 have obtained limited recourse mortgage financing of $7,500,000 that will be used to fund the construction. The loan bears interest at an annual variable rate equal to the sum of LIBOR and 2.5% with principal payment installments, effective August 1, 2000, based on a twenty-five year amortization schedule. This loan will also mature on August 1, 2006 at which time a balloon payment will be due.

         On July 15, 1999 Carey Diversified and AWHQ LLC obtained $25,000,000 of limited recourse financing collateralized by a deed of trust and a lease assignment on a property in Tempe, Arizona that is subject to a net lease with America West Holdings Corporation ("America West"). Carey Diversified owns the property as a tenant-in-common with AWHQ LLC, an affiliate of America West. As a result of the distribution of the entire mortgage proceeds to Carey Diversified, Carey Diversified's undivided ownership interest in the property as a tenant-in-common was adjusted to 74.583%, representing its share of its net contribution, after distribution of the mortgage proceeds, in the property. The loan provides for monthly payments of interest and principal of approximately $180,000 (of which Carey Diversified's share is approximately $134,000) at an annual interest rate of 7.23% based on a 25-year amortization schedule. The loan is scheduled to mature in August 2009 at which time a balloon payment will be due.

         On December 22, 1999 Carey Diversified purchased a property in Lafayette, Louisiana and assumed an existing net lease with Bell South Telecommunications, Inc. The transaction is described in Note 14 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

OTHER SIGNIFICANT RECENT EVENTS

         On December 20, 1999, Carey Diversified LLC and the Manager entered into an Agreement and Plan of Merger, whereby the Manager will contribute certain assets relating to its real estate investment advisory business to Carey Diversified by way of a merger with and into a wholly-owned subsidiary of Carey Diversified (the "Merger"). The Merger is subject to the approval of the shareholders of the Company. A consent solicitation with respect to such shareholder approval will be distributed to the shareholders of Carey Diversified, and the Merger will be consummated as soon as practicable following receipt of consents from a majority of the shareholders of Carey Diversified. Following the Merger, Carey Diversified will be renamed W. P. Carey & Co. LLC and will be listed on the New York Stock Exchange and the Pacific Exchange under the symbol "WPC".

         At the effective time of the merger, Carey Diversified will issue 8,000,000 Listed Shares (subject to adjustment) to the shareholders of the Manager, and will issue up to an additional 2,000,000 Listed Shares over the next four years if funds from operations and total share value return targets are met. The 8,000,000 shares will be subject to a three-year lock-up agreement (with one-third of the shares released from the lock-up each year). The owners of these shares will have the benefit of registration rights once free from the lock-up.

         In the fourth quarter of 1999, Carey Diversified announced that it would purchase up to 1,000,000 Listed Shares on the open market. Purchases are made on the open market on a discretionary basis based upon favorable market conditions in compliance with Securities and Exchange Commission rules and regulations. As of December 31, 1999, Carey Diversified has repurchased 62,300 Listed Shares for a weighted-average purchase price of $17.01 per Listed Share.


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

         The Manager's strategy in structuring its net lease investments for Carey Diversified is to:

- combine the stability and security of long-term lease payments, including rent increases, with the appreciation potential inherent in the ownership of real estate;

-    enhance current returns by utilizing varied lease structures;

- reduce credit risk by diversifying investments by tenant, type of facility, geographic location and tenant industry; and

- increase potential returns by obtaining equity enhancements from the tenant when possible, such as warrants to purchase tenant common stock.

FINANCING STRATEGIES

         Consistent with its investment policies, Carey Diversified uses leverage when available on favorable terms. Carey Diversified has in place a $185,000,000 credit facility, which it has used and intends to continue to use in connection with acquiring additional properties, funding build-to-suit projects and refinancing existing debt. As of December 31, 1999, Carey Diversified also had approximately $188,248,000 in property level debt outstanding. The Manager continually seeks opportunities and considers alternative financing techniques to refinance debt, reduce interest expense or improve its capital structure.

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

         TENANT EVALUATION

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

         LEASES WITH INCREASING RENTS

         The Manager seeks to include clauses in Carey Diversified's leases that provide for increases in rent over the term of the leases. These increases are generally tied to increases in certain indices such as the consumer price index, in the case of certain retail stores, participation in gross sales above a stated level, mandated rental increases on specific dates and through other methods. Carey Diversified seeks to avoid entering into leases that provide for contractual reductions in rents during their primary term (other than reductions related to reductions in debt service).

         PROPERTIES IMPORTANT TO TENANT OPERATIONS

         The Manager, on behalf of Carey Diversified, generally seeks to acquire properties with operations that are essential or important to the ongoing operations of the tenant. Carey Diversified believes that these properties provide better protection in the event that tenants file for bankruptcy, because leases on properties essential or important to the operations of a bankrupt tenant are less likely to be rejected and terminated by a bankrupt tenant. The Manager also seeks to assess the income, cash flow and profitability of the business conducted at the property, so that, if the tenant is unable to operate its business, Carey Diversified can re-lease the property to another entity in the industry which can operate the property profitably.

         LEASE PROVISIONS THAT ENHANCE AND PROTECT VALUE

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

         DIVERSIFICATION

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

         The following people serve on the Investment Committee:

- George E. Stoddard, Chairman, was formerly responsible for the direct corporate investments of The Equitable Life Assurance Society of the United States and has been involved with the CPA(R) Programs for over 20 years.

- Frank J. Hoenemeyer, Vice Chairman, was formerly Vice Chairman, Director and Chief Investment Officer of The Prudential Insurance Company of America. As Chief Investment Officer, Mr. Hoenemeyer was responsible for all of Prudential's investments, including stocks, bonds, private placements, real estate and mortgages.

- Nathaniel S. Coolidge previously served as Senior Vice President - Head of Bond & Corporate Finance Department of the John Hancock Mutual Life Insurance Company. His responsibilities included overseeing $21 billion of fixed income investments for Hancock, its affiliates and outside clients.

- Lawrence R. Klein is Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania and its Wharton School. Dr. Klein has been awarded the Alfred Nobel Memorial Prize in Economic Sciences and currently advises various governments and government agencies.

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

COMPETITION

         Carey Diversified faces competition for the acquisition of office and industrial properties in general, and such properties net leased to major corporations in particular, from insurance companies, credit companies, pension funds, private individuals, investment companies and real estate investment trusts. Carey Diversified also faces competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. Carey Diversified believes its management's experience in real estate, credit underwriting and transaction structuring will allow Carey Diversified to compete effectively for office and industrial properties.

ENVIRONMENTAL MATTERS

         Under various federal, state and local environmental laws, regulations and ordinances, current or former owners of real estate, as well as other parties, may be required to investigate and clean up hazardous or toxic chemicals, substances or waste or petroleum product or waste, releases on, under, in or from a property. These parties may be held liable to governmental entities or to third parties for specified damages and for investigation and cleanup costs incurred by these parties in connection with the release or threatened release of hazardous materials. These laws typically impose responsibility and liability without regard to whether the owner knew of or was responsible for the presence of hazardous materials, and the liability under these laws has been interpreted to be joint and several under some circumstances. Carey Diversified's leases often provide that the tenant is responsible for all environmental liability and for compliance with environmental regulations relating to the tenant's operations.

         Carey Diversified typically undertakes an investigation of potential environmental risks when evaluating an acquisition. Phase I environmental assessments are performed by independent environmental consulting and engineering firms for all properties acquired by Carey Diversified. Where warranted, Phase II environmental assessments are performed. Phase I assessments do not involve subsurface testing, whereas Phase II assessments involve some degree of soil and/or groundwater testing. Carey Diversified may acquire a property which is known to have had a release of hazardous materials in the past, subject to a determination of the level of risk and potential cost of remediation. Carey Diversified normally requires property sellers to indemnify it fully against any environmental problem existing as of the date of purchase. Additionally, Carey Diversified often structures its leases to require the tenant to assume most or all responsibility for compliance with the environmental provisions of the lease or environmental remediation relating to the tenant's operations and to provide that non-compliance with environmental laws is a lease default. In some cases, Carey Diversified may also require a cash reserve, a letter of credit or a guarantee from the tenant, the tenant's parent company or a third party to assure lease compliance and funding of remediation. The value of any of these protections depends on the amount of the collateral and/or financial strength of the entity providing the protection. Such a contractual arrangement does not eliminate Carey Diversified's statutory liability or preclude claims against Carey Diversified by governmental authorities or persons who are not a party to the arrangement. Contractual arrangements in Carey Diversified's leases may provide a basis for Carey Diversified to recover from the tenant damages or costs for which Carey Diversified has been found liable.

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

OPERATING SEGMENTS

         Carey Diversified operates in two operating segments, real estate operations, with investments in the United States and Europe, and hotel operations. For the year ended December 31, 1999, no lessee represented 10% or more of the total operating revenue of Carey Diversified.

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

SINGLE TENANT LEASES INCREASE OUR EXPOSURE IN THE EVENT OF A FAILURE OF TENANT.

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

WE DEPEND ON MAJOR TENANTS.

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

WE CAN BORROW A SIGNIFICANT AMOUNT OF FUNDS.

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

WE MAY NOT BE ABLE TO REFINANCE BALLOON PAYMENTS ON OUR MORTGAGE DEBTS.

         A significant number of our properties are subject to mortgages with balloon payments. Scheduled balloon payments for the next five years are as follows:

2000   -   $3 million;
2001   -   $13 million;
2002   -   $3 million;
2003   -   $3 million;
2004   -   $20 million

         Our credit facility matures in 2001. As of December 31, 1999, the Company had $129,000,000 drawn from the line of credit. An additional $25,000,000 was drawn from the line of credit through March 31, 2000. Our ability to make such balloon payments will depend upon our ability either to refinance the obligation when due, invest additional equity in the property or to sell the related property. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available mortgage rates, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties and tax laws.

WE MAY BE UNABLE TO RENEW LEASES OR RE-LET VACATED SPACES.

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

2000   -   1%
2001   -   3%
2002   -   1%
2003   -   3%
2004   -   3%

WE ARE SUBJECT TO POSSIBLE LIABILITIES RELATING TO ENVIRONMENTAL MATTERS.

         We own industrial and commercial properties and are subject to the risk of liabilities under federal, state and local environmental laws. Some of these laws could impose the following on Carey Diversified:

- Responsibility and liability for the cost of investigation and removal or remediation of hazardous substances released on our property, generally without regard to our knowledge or responsibility of the presence of the contaminants;

- Liability for the costs of investigation and removal or remediation of hazardous substances at disposal facilities for persons who arrange for the disposal or treatment of such substances; and

- Potential liability for common law claims by third parties based on damages and costs of environmental contaminants.

WE MAY BE UNABLE TO MAKE ACQUISITIONS ON AN ADVANTAGEOUS BASIS.

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

WE MAY SUFFER UNINSURED LOSSES.

         There are certain types of losses (such as due to wars or some natural disasters) that generally are not insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of the limits of our insurance occur, we could lose capital invested in a property, as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. Any such loss would adversely affect our financial condition.

CHANGES IN MARKET INTEREST RATES COULD CAUSE OUR STOCK PRICE TO GO DOWN.

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

WE FACE INTENSE COMPETITION.

         The real estate industry is highly competitive. Our principal competitors include national real estate investment trusts, many of which are substantially larger and have substantially greater financial resources than us.

THE VALUE OF OUR REAL ESTATE IS SUBJECT TO FLUCTUATION.

         We are subject to all of the general risks associated with the ownership of real estate. In particular, we face the risk that rental revenue from the properties will be insufficient to cover all corporate operating expenses and debt service payments on indebtedness we incur. Additional real estate ownership risks include:

-    Adverse changes in general or local economic conditions,

-    Changes in supply of or demand for similar or competing properties,

-    Changes in interest rates and operating expenses,

-    Competition for tenants,

-    Changes in market rental rates,

-    Inability to lease properties upon termination of existing leases,

-    Renewal of leases at lower rental rates,

- Inability to collect rents from tenants due to financial hardship, including bankruptcy,

- Changes in tax, real estate, zoning and environmental laws that may have an adverse impact upon the value of real estate,

-    Uninsured property liability, property damage or casualty losses,

- Unexpected expenditures for capital improvements or to bring properties into compliance with applicable federal, state and local laws, and

-    Acts of God and other factors beyond the control of our management.

WE DEPEND ON KEY PERSONNEL FOR OUR FUTURE SUCCESS.

         We depend on the efforts of the executive officers and key employees of the Manager. The loss of the services of these executive officers and key employees could have a material adverse effect on our operations. The risk factors may have affected, and in the future could affect, our actual operating and financial results and could cause such results to differ materially from those in any forward-looking statements. You should not consider this list exhaustive. New risk factors emerge periodically, and we cannot completely assure you that the factors we describe above list all material risks to Carey Diversified at any specific point in time.

YEAR 2000 ISSUES.

                  In 1999, Carey Diversified and its affiliates formed a task force to identify year 2000 problems. The task force developed and implemented a plan that included inventory, assessment, remediation, testing and contingency planning. Carey Diversified experienced no significant disruptions as a result of the year end date change. The task force intends to monitor other critical dates in the future, such as quarter-end dates. The impact of the year 2000 issues on the company will continue to depend on the way the issues have been addressed by third parties that provide services to Carey Diversified. To date Carey Diversified has not been adversely impacted to any significant extent by the failure of third parties to address year 2000 issues. The task force has developed contingency plans to address risks associated with year 2000 issues that may arise. There can be no assurance that these plans will fully mitigate any problems, if any arise. The foregoing year 2000 discussions constitute a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Readiness and Disclosure and Disclosure Act of 1998.

Item 2.           PROPERTIES

Set forth below is certain information relating to the Company's properties owned as of December 31, 1999:

                                     PROPERTY                SQUARE      CURRENT       INCREASE     LEASE        MAXIMUM
LESSEE/GUARANTOR                     LOCATION                FOOTAGE   ANNUAL RENT      FACTOR    EXPIRATION      TERM
-----------------------------------------------------------------------------------------------------------------------
DR PEPPER BOTTLING COMPANY OF TEXAS  Irving, TX              459,497   $2,124,018
                                     Houston, TX             262,450    2,124,019
                                                        --------------------------
                                                             721,947    4,248,037        CPI        Jun-14       Jun-14

DETROIT DIESEL CORPORATION           Detroit, MI           2,730,750    3,658,060        PPI        Jun-10       Jun-30

SYBRON INTERNATIONAL CORPORATION     Dubuque, IA             144,300      496,163
                                     Glendora, CA             25,000      404,401
                                     Portsmouth, NH           95,000      588,285
                                     Rochester, NY           221,600    1,079,369
                                     Romulus, MI             220,000    1,058,694
                                                        --------------------------
                                                             705,900    3,626,912        CPI        Dec-13       Dec-38

GIBSON GREETINGS, INC.               Cincinnati, OH          593,340    1,860,000
                                     Berea, KY               601,500    1,240,000
                                                        --------------------------
                                                           1,194,840    3,100,000      Stated       Nov-13       Nov-23

LIVHO, INC.                          Livonia, MI             158,000    3,014,545      Stated       Jan-08       Jan-28

AMERICA WEST HOLDINGS CORPORATION    Tempe, AZ               218,000    2,538,815(10)    CPI        Nov-19       Nov-29


QUEBECOR PRINTING INC.               Doraville, GA           432,559    1,428,094        CPI        Dec-09       Dec-34
                                     Olive Branch, MS        270,500      973,255        CPI        Jun-08       Jun-33
                                                        --------------------------
                                                             703,059    2,401,349

FURON COMPANY                        New Haven, CT           110,389      532,705
                                     Mickleton, NJ            86,175      395,786
                                     Aurora, OH              147,848      543,330
                                     Mantua, OH              150,544      482,960
                                     Bristol, RI             105,642      283,498
                                     Aurora, OH               26,692      176,521
                                                        --------------------------
                                                             627,290    2,414,800        PPI        Jul-12       Jul-37

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
                                     IL, LA, MO
AUTOZONE, INC.                       13 Locations:            70,425      393,599      % Sales      Aug-12       Aug-37
                                     FL, LA, MO,
                                     NC, TN
AUTOZONE, INC.                       11 Locations:            54,000      524,390      % Sales      Aug-13       Aug-38
                                     FL, GA, NM,
                                     SC, TX
                                                        --------------------------
                                                             310,415    2,239,557(5)

                                     PROPERTY                SQUARE      CURRENT       INCREASE     LEASE        MAXIMUM
LESSEE/GUARANTOR                     LOCATION                FOOTAGE   ANNUAL RENT      FACTOR    EXPIRATION      TERM
-----------------------------------------------------------------------------------------------------------------------
THERMADYNE HOLDINGS CORP.            Industry, CA            325,800   $2,525,163        CPI      Feb-10       Feb-35

THE GAP, INC.                        Erlanger, KY            391,000    1,252,636        CPI      Feb-03       Feb-43
                                                             362,750      952,749        CPI      Feb-03       Feb-43
                                                        --------------------------
                                                             753,750    2,205,385

ORBITAL SCIENCES CORPORATION         Chandler, AZ            280,000    2,655,320        CPI      Sep-09       Sep-29

UNITED STATES POSTAL SERVICE         Bloomingdale, IL        116,000    1,089,982      Stated     Apr-06       Apr-06
COMARK INC.                                                   36,967      272,120      Stated     May-00       May-00
                                                        --------------------------
                                                             152,967    1,362,102

LOCKHEED MARTIN CORPORATION          King of Prussia,         88,578      974,358      Market     Jul-03       Jul-08
                                     PA
                                     Glen Burnie, MD          45,804      345,000      Stated     Apr-01       Apr-21
                                                        --------------------------
                                                             134,382    1,319,358

AP PARTS INTERNATIONAL, INC.         Toledo, OH            1,160,000    1,614,338        CPI      Dec-07       Dec-22

UNISOURCE WORLDWIDE, INC.            Commerce, CA            411,579    1,292,800      Stated     Apr-10       Apr-30
                                     Anchorage, AK            44,712      312,700      Stated     Dec-09       Dec-29
                                                        --------------------------
                                                             456,291    1,605,500

BRODART COMPANY                      Williamsport, PA        309,030
                                     Williamsport, PA        212,201
                                                        --------------------------
                                                             521,231    1,519,253        CPI      Jun-08       Jun-28

CSS INDUSTRIES, INC.                 Memphis, TN           1,006,566    1,500,000        CPI      Dec-05       Dec-15

PEERLESS CHAIN COMPANY               Winona, MN              357,760    1,463,425        CPI      Jun-11       Jun-26

INFORMATION RESOURCES, INC.          Chicago, IL             159,600
                                     Chicago, IL              92,400
                                                        --------------------------
                                                             252,000    1,457,788(7)     CPI      Oct-10       Oct-15

RED BANK DISTRIBUTION, INC.          Cincinnati, OH          589,150    1,400,567        CPI      Jul-15       Jul-35

HIGH VOLTAGE ENGINEERING CORP.       Lancaster, PA            70,712      649,087
                                     Sterling, MA             70,000      679,555
                                                        --------------------------
                                                             140,712    1,328,642        CPI      Nov-13       Nov-30

DUFF-NORTON COMPANY, INC.            Forrest City, AR        265,000    1,164,280        CPI      Dec-12       Dec-32

SPRINT SPECTRUM, INC.                Albuquerque, NM          74,714    1,154,331        CPI      Sep-08       Sep-18

EAGLE HARDWARE & GARDEN, INC.        Bellevue, WA            127,360    1,120,606(6)     CPI &    Sep-17       Sep-17
                                                                                         %sales
BELL SOUTH TELECOMMUNICATION         Lafayette Parish,        80,450    1,096,170       Stated    Dec-09       Dec-39
                                     LA

                                     PROPERTY                  SQUARE      CURRENT       INCREASE     LEASE        MAXIMUM
LESSEE/GUARANTOR                     LOCATION                  FOOTAGE   ANNUAL RENT      FACTOR    EXPIRATION      TERM
-----------------------------------------------------------------------------------------------------------------------
CHECKFREE HOLDINGS, INC.             Norcross, GA              178,584    1,243,872      Stated/    Dec-15       DEC-15
                                                                                         CPI

LOCKHEED MARTIN SERVICES GROUP       Houston, TX                60,364     $561,264      Stated     Jul-04       Jul-04
JOHNSON ENGINEERING CORPORATION      Houston, TX                48,214      476,964      Stated     Jun-03       Jun-03
                                                          --------------------------
                                                               108,578    1,038,228
CENDANT OPERATION, INC.              Moorestown, NJ             65,567    1,016,289      Stated     June-04      June-04

DEVLIEG-BULLARD, INC.                McMinnville, TN           276,991      605,172
                                     Frankenmuth, MI           132,400      348,631
                                                          --------------------------
                                                               409,391      953,803        CPI      Apr-06       Apr-26

ANTHONY'S MANUFACTURING COMPANY,     San Fernando, CA           95,420      493,392
INC.                                 San Fernando, CA            7,220       37,333
                                     San Fernando, CA           40,285      206,416
                                     San Fernando, CA           39,920      208,303
                                                          --------------------------
                                                               182,845      945,444        CPI      May-07       May-12

UNITED STATIONERS SUPPLY COMPANY     New Orleans, LA            59,000      324,389
                                     Memphis, TN                75,000      280,886
                                     San Antonio, TX            63,321      310,559
                                                          --------------------------
                                                               197,321      915,834        CPI      Mar-10       Mar-30

WAL-MART STORES, INC.                West Mifflin, PA          118,125      891,129        CPI      Jan-07       Jan-37

PRE FINISH METALS INCORPORATED       Walbridge, OH             313,704      828,506        CPI      Jun-03       Jun-28

IMO INDUSTRIES, INC.                 Garland, TX               150,203      822,750      Stated     Sep-02       Sep-07

CONTINENTAL CASUALTY COMPANY         College Station, TX        97,567      765,101      Stated     Dec-04       Dec-09

VERIFICATIONS NATIONALES ET
INTERNATIONALES DES IMPORTS(2)
NATIONAL POUR L'EMPLOI(2)
DIRECTION DEPARTMENTALE DU
TRAVAIL ET DE L'EQUIPMENT(2)
HOECHST ROUSSEL VET(2)              Pantin, France
                                                        --------------------------
                                                              51,714      777,618     INSEE(5)    Jun-04       Jun-04

WINN-DIXIE STORES, INC.              Montgomery, AL           32,690      191,534      % Sales    Mar-08       Mar-38
                                     Panama City, FL          34,710      170,399      % Sales    Mar-08       Mar-38
                                     Leeds, AL                25,600      144,713      % Sales    Mar-04       Mar-34
                                     Bay Minette, AL          34,887      128,470      % Sales    Jun-07       Jun-37
                                     Brewton, AL              30,625      134,500      % Sales    Oct-10       Oct-30
                                                        --------------------------
                                                             158,512      769,616(6)

AT&T CORPORATION                     Bridgeton, MO            55,810      757,846      Stated     Nov-01       Nov-11

                                     PROPERTY                  SQUARE      CURRENT       INCREASE     LEASE        MAXIMUM
LESSEE/GUARANTOR                     LOCATION                  FOOTAGE   ANNUAL RENT      FACTOR    EXPIRATION      TERM
-------------------------------------------------------------------------------------------------------------------------
NV RYAN, INC.                        Thurmont, MD              150,468      125,131
                                     Farmington, NY             29,273      648,239
                                                          --------------------------
                                                               179,741     $773,370         CPI      Mar-14       Mar-30

HARCOURT GENERAL, INC.               Burnsville, MN             31,837      467,500       % Sales    Jul-06       Jul-31
                                     Canton, MI                 29,818      233,750       % Sales    Jul-05       Jul-30
                                                          --------------------------
                                                                61,655      701,250(6)

BELL SOUTH ENTERTAINMENT, INC.       Ft. Lauderdale, FL         80,540      300,000         CPI      Jul-06       Jul-09

VACANT                               Salisbury, NC             311,182

MOTOROLA, INC.                       Urbana, IL                 46,350      600,000       Stated       (9)

VARIOUS                              Broomfield, CO             60,660      184,633         CPI      May-02       May-02
                                     Broomfield, CO             40,440      149,530         CPI      Dec-01       Dec-01
                                                          --------------------------
                                                               101,100      334,163

WESTERN UNION FINANCIAL SERVICES,    Bridgeton, MO              78,080      573,221       Stated     Nov-01       Nov-11
INC.

EXIDE ELECTRONICS CORPORATION        Raleigh, NC                27,770      572,130         CPI      Jul-06       Jul-06

LOCKHEED MARTIN CORPORATION                                    142,796      475,200       Stated     Aug-00       Aug-02
MERCHANTS HOME DELIVERY, INC.        Oxnard, CA                 22,716      250,788       Stated     Jan-04       Jan-14
                                                          --------------------------
                                                               165,512      725,988

UNITED SPACE ALLIANCE LLC                                       88,200      505,020       Stated     Sep-06       Sep-06
CALEB BRETT USA, INC.                Webster, TX                 3,600       34,992       Stated     Jun-00       Jun-00
                                                          --------------------------
                                                                91,800      540,012

EXCEL COMMUNICATIONS, INC.           Reno, NV                   53,158      532,800       Stated     Dec-06       Dec-20

DS GROUP LIMITED                     Goshen, IN                 54,270      500,212         CPI      Feb-10       Feb-35

WOZNIAK INDUSTRIES, INC.             Schiller Park, IL          84,197      497,400       Stated     Aug-05       Dec-23

TITAN CORPORATION                    San Diego, CA             166,403      485,084(8)      CPI      Jul-07       Jul-31


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

CSK AUTO, INC.                       Denver, CO                  8,129       58,910         CPI      Jan-08       Jan-38
                                     Glendale, AZ                3,406       66,720         CPI      Jan-02       Jan-22
                                     Apache Junction, AZ         5,055       49,348         CPI      Jan-02       Jan-22
                                     Casa Grande, AZ            11,588       64,590         CPI      Jan-02       Jan-22
                                     Scottsdale, AZ              8,000      135,100         CPI      Jan-02       Jan-22
                                     Mesa, AZ                    3,401       68,304         CPI      Jan-02       Jan-22
                                                          --------------------------
                                                                39,579      442,972

                                     PROPERTY                SQUARE      CURRENT       INCREASE     LEASE        MAXIMUM
LESSEE/GUARANTOR                     LOCATION                FOOTAGE   ANNUAL RENT      FACTOR    EXPIRATION      TERM
-----------------------------------------------------------------------------------------------------------------------
TELLIT ASSURANCES(2)                 Rouen, France            27,593     $464,041      INSEE(5)    Aug-04       Aug-09

CHILDTIME CHILDCARE, INC.            12 Locations:            83,694      439,008(9)    CPI        Jan-16       Jan-41
                                     AZ, CA, MI,TX

PETROCON ENGINEERING, INC.           Beaumont, TX             48,700      327,516      Stated      Jan-99       Jan-00
OLMSTEAD KIRK PAPER COMPANY                                    5,760       36,000      Stated      Jan 03       Jan 03
                                                        --------------------------
                                                              54,460      363,516

YALE SECURITY INC.                   Lemont, IL              130,000      399,000      Stated      Apr-11       Apr-11

PENN CRUSHER CORPORATION             Cuyahoga Falls, OH       80,445      197,234
                                     Broomall, PA             22,810      180,000
                                                        --------------------------
                                                             103,255      377,234      Market      Jan-05       Jan-20

B&G CONTRACT PACKAGING, INC.         Maumelle, AR            160,000      222,102      Stated      Dec-01       Dec-03

HONEYWELL, INC.                      Houston, TX              32,320      335,484      Stated      Sep-02       Sep-02

ADAPTIVE CONTROLS, INC.                                       18,058      107,880      Stated      Nov-00       Nov-00
ADPLEX, INC.                                                  13,698       92,280      Stated      May-01       May-01
WORK READY, INC                                                7,306       59,640      Stated      Aug-01       Aug-01
THE TERMINEX INTERNATIONAL COMPANY,  Houston, TX               3,330       25,980      Stated      Sep-00       Sep-00
INC.
                                                        --------------------------
                                                              42,392      285,780

KOBACKER STORES, INC.                Fontana, CA               4,500       46,158
                                     Rialto, CA                4,500       20,580
                                     Reynoldsburg, OH          3,840       21,525
                                     Tallmadge, OH             4,000       21,157
                                     Anderson, IN              4,500       19,362
                                     Cuyahoga Falls, OH        3,792       18,900
                                     Marion, OH                3,900       18,663
                                     Fremont, OH               4,000       16,800
                                     Merced, CA                4,500       20,370
                                     Sacramento, CA            4,400       25,725
                                     Stockton, CA              4,500       21,525
                                     Sacramento, CA            4,400       16,548
                                                        --------------------------
                                                              50,832      267,313       None       Dec-06       Dec-36

SEARS ROEBUCK AND CO.                Houston, TX              21,069      200,372      Stated      Sep-05       Sep-05
BIKE BARN HOLDING COMPANY, INC.                                6,216       59,160      Stated      Aug-05       Aug-05
                                                        --------------------------
                                                              27,285      259,532
DIRECTION REGIONAL DES AFFAIRES
SANITAIRES ET SOCIALES(3)            Rouen, France            25,228      232,828     INSEE(5)     Oct-04       Oct-04

BELL ATLANTIC CORPORATION            Milton, VT               30,624      231,000      Stated      Feb-03       Feb-13

                                     PROPERTY                  SQUARE      CURRENT       INCREASE     LEASE        MAXIMUM
LESSEE/GUARANTOR                     LOCATION                  FOOTAGE   ANNUAL RENT      FACTOR    EXPIRATION      TERM
-----------------------------------------------------------------------------------------------------------------------
NORTHERN TUBE, INC.                  Pinconning, MI            220,588     $219,282        CPI      Dec-07       Dec-22

PENBERTHY PRODUCTS, INC.             Prophetstown, IL          161,878      209,507        CPI      Apr-06       Apr-26

THE ROOF CENTERS, INC.               Manassas, VA               60,446      256,896      Stated     Mar-02       Jul-09

ROCHESTER BUTTON COMPANY             South Boston, VA           43,387       95,957
                                     Kenbridge, VA              38,000       84,043
                                                          --------------------------
                                                                81,387      180,000       None      Dec-16       Dec-36

SUNDS DEFIBRATOR WOODHANDLING, INC.  Carthage, NY               76,000      144,239        CPI      Aug-05       Jul-07

FEDERAL EXPRESS CORPORATION          Corpus Christi, TX         30,212       65,000      Market     May-99       May-09
                                     College Station, TX        12,080      189,986      Market     Feb-02       Feb-09
                                     Colliersville, TN         390,380    6,624,000        CPI      Dec-19       Dec-29
                                                          --------------------------
                                                               432,672    6,878,986

CONTINENTAL AIRLINES, INC.           Houston, TX                25,125      142,560      Stated     Jul-03       Jul-03

PEPSI-COLA METROPOLITAN BOTTLING
COMPANY, INC.                        Houston, TX                17,725      111,558      Stated     Oct-04       Oct-04


POPULAR STORES, INC.                 Scottsdale, AZ             11,800       96,766(6)   %Sales    Jul-00       Jul-10


STAIR PANS OF AMERICA, INC.          Fredericksburg, VA         45,821       94,300      Stated     Jul-07       Jul-07

LOCKHEED MARTIN SERVICES.            Webster, TX                10,960       82,200      Stated     Jul-00       Jul-00

PENN VIRGINIA COAL COMPANY           Duffield, VA               12,804       74,000        CPI      Nov-04       Nov-04

CENTS STORES, INC.                   Mesa, AZ                   11,039       55,620      Stated     Jan-13       Jan-13

FAMILY BARGAIN CENTER                Colville, WA               15,300       50,733        CPI      Jan-00       Jan-15

THE CRAFTERS MALL, INC.              Glendale, AZ               11,760       47,968       None     Quarterly
                                                                                                 Renewals

CAPIN MERCANTILE CORPORATION         Silver City, NM            11,280       36,660       None      May-00       May-05

KINKO'S OF OHIO, INC.                Canton, OH                  1,700       26,010(6)   %Sales    Aug-00       Aug-10


RECLAMATION FOODS, INC.              Apache Junction, AZ         9,945       24,028        CPI      Jun-01       Jun-06

WEXLER & WEXLER                      New Orleans, LA             1,641       19,692(6)   %Sales    Oct-05       Oct-15


SCALLON'S CARPET CASTLE, INC.        Casa Grande, AZ             3,134       18,480      Stated     Dec-03       Dec-03

                                     PROPERTY                SQUARE      CURRENT       INCREASE     LEASE        MAXIMUM
LESSEE/GUARANTOR                     LOCATION                FOOTAGE   ANNUAL RENT      FACTOR    EXPIRATION      TERM
-----------------------------------------------------------------------------------------------------------------------

ARTHUR L. JONES                      Greensboro, NC            1,700      $ 6,600      CPI         Apr-99        Apr-01

ALPENA HOLIDAY INN                   Alpena, MI               96,333      759,365(1)

PETOSKEY HOLIDAY INN                 Petoskey, MI             83,462      353,459(1)

GIST-BROCADES FRANCE S. A.           Indre et Loire,          37,337      214,447      INSEE(5)    Jun-05        Jun-08
                                     France

SOCIETE DE TRAITEMENS                Indre et Loire,          69,470      245,083      INSEE(5)    Jun-05        Jun-08
                                     France


(1) The Company operates a hotel business at this property. Dollar amounts are net operating income for 1999 for the hotel business.

(2) CD owns 75% of this property and rents are collected in French Francs, conversion rate at December 31, 1999 used.

(3) CD owns 99% of this property and rents are collected in French Francs, conversion rate at December 31, 1999 used.

(4) CD owns 80% of this property and rents are collected in French Francs, conversion rate at December 31, 1999 used.

(5) INSEE construction index, an index published quarterly by the French Government.

(6)   Current annual rent amount before any percentage of sales rent.

(7) Current annual rent represents the 33.33% ownership interest in this property.

(8) Current annual rent represents the 18.54% ownership interest in this property.

(9) Current annual rent represents the 33.93% ownership interest in this property.

(10) Current annual rent represents 74.583% ownership interest in this property.

Item 3.      Legal Proceedings.

                  As of the date hereof, the Company is not a party to any material pending legal proceedings.



Item 4.      Submission of Matters to a Vote of Security Holders.

                  No matter was submitted during the fourth quarter of the year ended December 31, 1999 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II


Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters.

         Listed Shares are listed on the New York Stock Exchange. Trading commenced on January 21, 1998.

         As of December 31, 1999 there were approximately 20,800 shareholders of record.

         Dividend Policy

         Quarterly cash dividends are usually declared in December, March, June and September and paid in January, April, July and October. Quarterly cash dividends paid since inception are as follows:

Cash dividends declared per share:

Quarter                             1999                1998
-------                             ----                ----

1                            $ .4175                 $ .4125
2                              .4175                   .4125
3                              .4175                   .4125
4                              .4175                   .4125
                             -------                 -------
Total                        $1.6700                 $1.6500

         Listed Shares

         The high, low and closing prices on the New York Stock Exchange for a Listed Share for each fiscal quarter of 1999 and 1998 were as follows (in dollars):

1999                               High              Low               Close
----                               ----              ---               -----
First Quarter                     $17.88            $17.44             $17.69
Second Quarter                     17.38             17.06              17.25
Third Quarter                      20.00             17.38              20.00
Fourth Quarter                     17.19             16.63              16.88

1998                               High              Low               Close
----                               ----              ---               -----
First Quarter                     $22.38            $20.13             $20.13
Second Quarter                     22.25             19.75              19.75
Third Quarter                      20.94             18.50              19.75
Fourth Quarter                     21.31             18.19              19.69

Item 6.      Selected Financial Data.


(in thousands, except per share data)

                                                        The Company                       The Predecessor
                                                       Consolidated                          Combined

Operating Data                                      1999           1998           1997          1996         1995
                                                    ----           ----           ----          ----         ----
Revenues                                           $  88,506       $ 85,330      $ 96,271       $101,576      $107,946
Income before extraordinary items                     34,078         39,085        40,561         45,547        49,363
Basic and diluted earnings per Listed Share           1.33            1.55
Cash distributions (1)                                42,525         30,820        43,620         34,173        57,216
Cash provided by operating activities                 48,241         51,944        51,641         53,317        63,276
Cash (used in) provided by investing
    activities                                       (55,189)       (71,525)         (273)        19,545        24,327
Cash provided by (used in) financing
    activities                                         3,353          6,668       (61,335)       (72,020)     (105,578)
Cash dividends declared per share                       1.67           1.65


Balance Sheet Data:

Real estate, net (2)                                $501,350       $453,181      $240,498       $271,660      $301,505
Net investment in direct financing leases            295,556        295,826       216,761        215,310       218,922
Total assets                                         856,259        813,264       523,420        544,728       582,324
Long-term obligations (3)                            310,562        254,827       150,907        187,414       233,300



(1) 1997, 1996 and 1995 amounts represent cash distributions to Limited Partners of the predecessor partnership.

(2) Includes real estate accounted for under the operating method, operating real estate and real estate under construction leased to others, net of accumulated depreciation.

(3) Represents mortgage and note obligations and deferred acquisition fees due after more than one year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(dollar amounts in thousands)

            Overview

            The following discussion and analysis of financial condition and results of operations of Carey Diversified LLC ("CDC") should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999. The following discussion includes forward looking statements. Forward looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of CDC. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CDC to be materially different from the results of operations or plan expressed or implied by such forward looking statements. The risk factors are fully described in Item I of this Annual Report on Form 10-K. Accordingly, such information should not be regarded as representations by CDC that the results or conditions described in such statements or objectives and plans of CDC will be achieved.

            CDC was organized to combine and continue the business of the nine Corporate Property Associates real estate limited partnerships (the "CPA(R) Partnerships") and began trading on the New York Stock Exchange on January 21, 1998. CDC owns and manages a diverse portfolio of real properties, generally leased to corporate tenants under long-term net leases. CDC intends to continue to expand the existing net lease portfolio and, as appropriate, engage in new lines of business. During 1998, CDC expanded its scope of operations into Europe with property acquisitions in France. Additional properties were purchased in France in 1999.

            Public business enterprises are required to report financial and descriptive information about their reportable operating segments. CDC's management evaluates the performance of its portfolio as a whole, but allocates its resources between two operating segments: Real estate operations, with domestic and international investments, and hotel operations.

            Results of Operations:

            Year-Ended December 31, 1999 Compared to Year-Ended December 31,
1998

            Income before the effects of non-recurring items consisting of the noncash writedown of investments, gains from sales and extraordinary items increased by $437 or 1% in 1999 as compared to 1998. This increase is primarily due to the growth of lease revenues, which was partially offset by increases in depreciation, interest and general and administrative expenses. Net income for the twelve months ended December 31, 1999 decreased by $4,425 as compared to 1998 primarily due to a noncash writedown to net realizable value of $4,830 of CDC's investment in Meristar Hospitality Corporation, a publicly traded real estate investment trust specializing in hotels. The noncash writedown was recognized because of continued weakness in the public market's valuation of equity securities of real estate investment companies, including Meristar. CDC owns approximately 780,000 units of the operating partnership of Meristar, which was acquired in 1996 by the predecessor CPA partnerships in exchange for the transfer of a hotel property. Upon commencement of CDC's operations in January 1998, pursuant to a consolidation of the nine CPA predecessor partnerships, the equity investment in Meristar was recorded on the books of CDC at $23,600 based on the then quoted market value per share of Meristar common stock. The carrying value of the equity investment in Meristar subsequent to the writedown approximated CDC's pro rata share of Meristar at Meristar's reported net asset value. The quoted market value of a share of common stock at December 31, 1999 was $16.00 resulting in an aggregate value as of that date of approximately $12,484, if converted.

            Lease revenues, including rental income from operating leases and interest income from financing leases, increased by approximately $3,300 or 4% for the year ended December 31, 1999 as compared to 1998. This increase represents the excess of additional lease revenues of approximately $6,000 from completed construction projects and the effect of property acquisitions, over revenue decreases as compared with 1998 of approximately $2,700 due to sales of properties and lease terminations. During 1999, CDC completed construction of a new $37,000 office building for America West Holdings Corp. in Tempe, Arizona in which CDC owns an approximate 75% interest, a $3,000 renovation for property leased to Cendant Operations, Inc. in Moorestown New Jersey and a $1,800 expansion on a property in Chandler, Arizona leased to Orbital Sciences Corporation. Annual rent on the America West and Cendant properties is $2,539 and $1,000 respectively. Additional annual rent from the Orbital Science expansion is $234. Approximately $2,500 of the increase in lease revenues was realized as a result of recognizing a full year's rent in 1999 on properties acquired in 1998, including a property leased to Eagle Hardware and Garden Inc., a portfolio of seven properties acquired from J.A. Billipp Development Corporation and three properties located in France.

            Decreases in lease revenues in 1999 of approximately $2,700 resulted from the scheduled expiration of a lease with Hughes Markets in April 1998 and the sale of properties. Approximately $1,300 of the decrease in lease revenues was due to the termination of the lease with Hughes Markets for a dairy processing plant in Los Angeles, California. On April 30, 1998, CDC's two-year extension term with Hughes Markets at above-market rental rates ended, and a new lease for the property with Copeland Beverage Group, Inc. became effective. Annual rent of $1,800 from the lease with Copeland approximated the rent in effect before commencement of Hughes' two-year extension term. In April 1998, CDC received a final rent payment of $3,500 from Hughes. Loss of revenues from the sale of properties in 1999 and 1998 account for approximately $1,400 of the decrease in lease revenues. These properties were sold as a result of exercise of purchase options by the lessees of the properties.

            Copeland Beverage Group, Inc. defaulted on its loans and a receiver was appointed to oversee the liquidation of the company in August 1999. Copeland was required to provide CDC with an $1,800 letter of credit, and since December 31, 1999, CDC has drawn on the full amount of the letter. DeVlieg Bullard, Inc., the lessee of two properties in McMinnville, Tennessee and Frankenmuth, Michigan, filed a petition for bankruptcy and is in the process of submitting a plan of reorganization to the bankruptcy court. DeVlieg has not indicated whether it will seek to affirm or terminate its lease with CDC. Annual rent from the DeVlieg lease is $954. CDC has drawn on the full amount of a letter of credit for $831 provided by DeVlieg. Proceeds from the Copeland and DeVlieg letters of credit will be applied to fund unpaid rent and property carrying costs for 1999 and, to the extent there are sufficient proceeds, for 2000.

            CDC has completed funding construction of four office buildings in Collierville, Tennessee for the Federal Express Corporation at a cost of $77,000 as of February 2000. CDC has entered into a lease with Federal Express with an initial term of 20 years and two ten-year renewal options, that provides for annual rental income of approximately $6,600. The lease also provides for yearly rent increases indexed to increases in the Consumer Price Index. The lease term commenced in February 2000. CDC is also funding construction of an office facility in Tours, France leased to Bouygues Telecom for an estimated cost of $12,600. The lease with Bouygues Telecom provides for annual rent of $1,146. Construction is expected to be completed in the year 2000 at which time recognition of rental income on the lease will commence.

            Hotel operating income (hotel revenues less hotel expenses) decreased from $1,333 in 1998 to $1,113 in 1999 primarily due to a transfer of hotel operations in 1998. Income from hotels in 1998 included one month of operating income from a hotel in Livonia, Michigan, whose operations were transferred to an affiliated entity on February 1, 1998. The affiliated entity entered into a lease with CDC for the hotel property, allowing CDC to retain certain tax benefits while retaining substantially all of the economic benefits of owning the hotel properties. Operating income from the hotels located in Alpena and Petosky, Michigan was substantially unchanged.

            Other income increased by $250 or 26%, primarily due to the receipt of payments in connection with the settlement of a dispute with the former tenant of a property in Broomfield, Colorado. Pursuant to the settlement, CDC received $700 of unpaid rents, interest and penalties due from the former tenant. CDC also received proceeds of $265 from the settlement of a bankruptcy by a former tenant that is included in other income. Income from equity investments increased by 3% in 1999 as compared to 1998.

            Minority interest in income decreased by approximately $2,000 in 1999 as compared to 1998 due to the redemption of certain minority interests in July 1998. Net gains from the sale of assets in 1999 were $471 and consist of the sale of two properties, Hotel Corporation of America and KSG, Inc. Both sales were made pursuant to the exercise of purchase options by the lessees.

            Interest expense increased by approximately $535, or 3% in 1999 as compared to 1998 primarily due to an increase in debt balances for the acquisition of additional properties. Total debt, consisting of limited recourse mortgage debt and advances on the revolving line of credit, increased from approximately $271,000 in 1998 to $317,000 in 1999. The increase in interest expense from additional borrowings was substantially offset by the decrease in expense from lower principal balances on amortizing mortgage loans. CDC used draws on its $185,000 revolving line of credit to fund construction costs, acquisitions and refinance high rate debt on a transitional basis. Advances made on the revolving line of credit during 1999 were repaid from the proceeds of limited recourse mortgage loans and property sales. CDC continues to evaluate opportunities for re-leveraging certain of its properties with limited recourse mortgage debt.

            Depreciation and amortization expense increased by $2,786 in 1999 as compared to 1998 primarily due to the acquisition of properties in 1998 and the completion of construction on properties leased to America West Holding Corp. and Cendant Operations, Inc. in 1999.

            General and administrative expenses increased by approximately $1,400 in 1999 as compared to 1998 primarily due to increases in professional fees and state and local income taxes. Professional fees increased due to the implementation of a new integrated accounting and asset management system and costs related to the evaluation and remediation of Year 2000 issues. A portion of the increase in professional fees is due to efforts to improve CDC's tax reporting capabilities to shareholders. CDC revised its systems and procedures to provide accelerated reporting of tax information to shareholders and engaged an external processing agent to provide shareholders with internet access to their tax information. State and local income taxes have increased due to the growth of CDC's portfolio of properties.

            Property expenses increased by approximately $375 due to an increase in management and performance fees. Management and performance fees are based on the total market capitalization of CDC. These fees will tend to increase with the growth of CDC's portfolio.

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


            Year-Ended December 31, 1998 Compared to Year-Ended December 31,
1997

            Net income for 1998 is not fully comparable to net income for 1997. CDC commenced operations on a consolidated basis as an ongoing and growing business on January 1, 1998, while the prior year reflect the combined results of nine static and liquidating predecessor partnerships.

            The results for 1997 reflect several nonrecurring items including other income of $2,859 primarily in connection with bankruptcy claims and revenues of $1,600 in excess of market rates for a property under a lease with Advanced System Applications, Inc. ("ASA") that ended in June 1997. The ASA lease represented 3% of 1997 lease revenues, and had been renegotiated in 1994 to allow the lessee to terminate the lease in 1997 rather than 2003. The rents received during the abbreviated term were intended to provide a significant portion of the rents that would have been due over the remainder of the original lease term.

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

            In April 1998, CDC received a final rent payment of $3,500 from Hughes. At the time the extension term was negotiated, management had anticipated that the funds would be used to retrofit the property for alternative uses and to cover carrying costs during a period of vacancy. As a result of entering into the Copeland lease, no significant property expenditures were required in 1999 or 1998.

            The decrease in hotel revenues and related operating expenses resulted from the change in status of the Livonia property in February 1998 to a leased property. As a result, the percentage of hotel revenues decreased to 7% of overall revenues. Hotel operating income of the two remaining hotels increased by over $115 or 11% in 1998 as compared to 1997. The increase was primarily attributable to an increase in the average room rates. Occupancy levels were stable.

            Interest expense decreased as a result of paying off several mortgage loans in 1998, amortization of mortgage debt and the refinancing of a $12,700 limited recourse mortgage loan in June 1997, collateralized by properties leased to Furon Company at a lower rate of interest. CDC used draws from its $185,000 revolving line of credit from a syndicate of banks to refinance high interest debt and fund acquisitions on a transitional basis. In connection with paying off three mortgage loans with funds advanced from the line of credit, CDC incurred an extraordinary charge on the early extinguishment of debt of $621in 1998. In addition, CDC obtained $11,000 of mortgage financing on the Eagle property in December 1998.

            The increase in general and administrative expense was due, in part, to CDC's transition from a combined group of static finite-life entities to a publicly-traded infinite-life entity. These expenses include the cost of a full-time chief executive officer and additional professional fees. The decrease in property expenses resulted from a lower provision for potential future uncollected rents, lower legal costs in connection with lease disputes, all of which were partially offset by higher overall management and performance fees. CPA(R) Partnership management fees were based on operating cash flow and/or rent collections.

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

            Income from equity investments decreased $239 primarily due to lower earnings from CDC's investment in Meristar. The decreased earnings for Meristar for 1998 included an extraordinary charge and one-time restructuring charges.


            Financial Condition

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

            CDC's primary sources of capital to meet its short-term and long-term needs are cash generated from operations, limited recourse mortgage loans, unsecured indebtedness and the issuance of additional equity securities. The issuance of equity was not a significant source of capital in 1999 because the cost of obtaining debt financing during 1999 was attractive as compared to the cost of raising capital through an offering of equity securities. This is primarily due to the general weakness in valuation of equity securities of real estate companies by the public markets and a favorable interest rate climate for debt financing.

            Cash flows from operations and distributions from equity investments for the year ended December 31, 1999 of $49,016 were sufficient to fund the payment of dividends to shareholders of $42,525 and distributions to minority interests of $2,344. Cash and cash equivalents decreased by $3,376 in 1999 as compared to 1998 resulting from to management's decision to reduce excess cash balances and improve the effectiveness of working capital.

            Dividends paid to shareholders in 1999 of $42,525 exceeded dividends paid in 1998 of $30,820 primarily because 1998 was the first full year of operations for the CDC and three of the four dividends declared in 1998 were paid during the year. In March, 2000, quarterly dividends were increased to $0.4225 per listed share from $0.4175 per listed share.

            CDC expects to meet its short-term liquidity needs for the payment of operating expenses, dividends to shareholders and regularly scheduled debt service from cash flows generated from operations and existing cash balances. Cash flows from operations derived from existing properties for 2000 are expected to remain stable as compared to 1999. Cash flows for the year 2000 will be favorably affected by recognition of a full year's operation of properties acquired or constructed in 1999, including the properties leased to America West and Cendant Operations. Annual cash flows from these investments will approximate $2,300. Increases in annual cash flows of $6,840 are expected from the completion of construction of properties leased to Federal Express and Bouygues Telecom in 2000.

            The expected increases in cash flows will be partially offset by the possible loss of rents from properties leased to Copeland Beverage and DeVlieg Bullard and from properties sold in 1999. A portion of the funds received from the Copeland and DeVlieg letters of credit will be applied to fund property carrying costs and unpaid rents during 2000 but such proceeds will not cover the loss of revenues from both leases for the entire year. A property formerly leased to KSG Inc. was sold in November 1999 for $11,000 resulting in a reduction in annual cash flows of $900. The Company's ability to maintain its current level of cash flows after 2000 may depend in part on its ability to re-lease the Copeland and DeVlieg properties.

            CDC is exploring various options for the property leased to Copeland including re-leasing the property for its current use or a possible redevelopment of the property. The property consists of an 18 acre parcel in the City of Los Angeles, California. A redevelopment could result in no revenues being generated from the property for an extended period due to the time required for planning, construction of new facilities and obtaining tenants for the property. CDC is in the initial stages of evaluating its options with respect to the Copeland property and no final decision has been made with respect to the re-marketing of the property. CDC is currently pursuing new tenants for the DeVlieg properties.

            CDC's investing activities for 1999 primarily consist of funding construction costs for build to suit transactions and the acquisition of new properties for $64,588. Construction costs funded in 1999 approximated $38,600 and primarily relate to properties leased to America West, Cendant Operations and Federal Express and the funding of an expansion for Orbital Sciences. Construction of these properties, except for the property leased to Federal Express, was completed in 1999. The Federal Express property was completed in February 2000. Construction costs for the properties located in France approximate $5,117 and work on these properties except for the office facility in Tours was completed in July 1999. In June 1999, CDC acquired a 50% interest in a joint venture that purchased property located in Norcross, Georgia leased to CheckFree Corporation. The total purchase price of the property was $31,306 of which $15,800 was supplied by a limited recourse mortgage loan. The leases with CheckFree provide for annual rents of $2,564 per year of which CDC's share is $1,282 with scheduled rent increases based on a formula indexed to the Consumer Price Index.

            Financing activities during 1999 consisted primarily of the payment of dividends to shareholders of $42,525, distributions to minority interests of $2,344 and obtaining additional borrowings of $74,251 to fund investment activities. The additional borrowings were derived primarily from the placement of additional mortgage debt during the year. CDC uses limited recourse mortgage notes for a substantial portion of its long-term financing strategy because the cost of this financing is attractive and the exposure of its assets is limited to the collateral designated for each loan. Limited recourse mortgage loans placed in 1999 collateralized by properties leased to America West, AutoZone, Inc. and The Gap, Inc. is equal to $55,850. Annual interest rates on the loans ranged from 6.85% to 7.91% with maturities of five to twelve years. The mortgage loans provide for monthly installment payments including interest and principal amortization pursuant to specified amortization periods for each loan.

            CDC maintains a revolving line of credit that provides for borrowings of up to $185,000. Advances from the line of credit bear interest at an annual rate indexed to the LIBOR Rate. The revolving credit agreement has financial covenants that require the Company to (i) maintain minimum equity value of $400,000 plus 85% of amounts received by the Company as proceeds from the issuance of equity interests and (ii) meet or exceed certain operating and coverage ratios. Such operating and coverage ratios include, but are not limited to, (a) ratios of earnings before interest, taxes, depreciation and amortization to fixed charges for interest and (b) ratios of net operating income, as defined, to interest expense. The Company is in compliance with these covenants. Advances of $150,000 were drawn on the revolving line of credit as of March 2000. The revolving line of credit matures in March, 2001. CDC believes that based on its current financial condition an extension or renewal of the revolving line of credit is probable.

            CDC uses its revolving line of credit to provide additional flexibility in meeting its long and short-term capital needs. During 1999 advances from the revolving line of credit were used to acquire new properties, fund construction costs on build-to-suit transactions and capital improvements to existing properties in the portfolio. Funds from the revolving line of credit were also used to pay off high rate mortgage debt, satisfy balloon payments on maturing mortgage debt and to temporarily fund working capital needs. Advances made on the revolving line of credit during 1999 were repaid from the proceeds of new limited recourse mortgage debt and from excess cash derived from the sales of properties during the year.

            CDC expects to meet its capital requirements to fund future property acquisitions, construction costs on build-to-suit transactions, capital expenditures on existing properties and scheduled debt maturities through long-term secured and unsecured indebtedness and the issuance of additional equity securities. CDC's remaining commitments on build-to-suit transactions for properties leased to Federal Express and Bouygues Telecom approximate $7,200. Commitments for capital expenditures on the Livonia, Alpena and Petoskey, Michigan hotels are currently estimated to be approximately $600.

            In the case of limited recourse mortgage financing that does not fully amortize over its term or is currently due, CDC is responsible for the balloon payment only to the extent of its interest in the encumbered property because the holder has recourse only to the collateral. In the event that balloon payments come due, CDC may seek to refinance the loans, restructure the debt with the existing lenders or evaluate its ability to satisfy the obligation from its existing resources including its revolving line of credit, to satisfy the mortgage debt. To the extent the remaining initial lease term on any property remains in place for a number of years beyond the balloon payment date, CDC believes that the ability to refinance balloon payment obligations is enhanced. CDC also evaluates all its outstanding loans for opportunities to refinance debt at lower interest rates that may occur as a result of decreasing interest rates or improvements in the credit rating of tenants. Scheduled balloon payments on limited recourse mortgage notes approximate $2,800 in 2000 and $12,500 in 2001.

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

            In 1999, CDC and its affiliates formed a task force to identify year 2000 problems. The task force developed and implemented a plan that included inventory, assessment, remediation, testing and contingency planning. CDC experienced no significant disruptions as a result of the year end date change. The task force intends to monitor other critical dates in the future, such as quarter-end dates. In connection with these procedures, CDC incurred expenses of $139,000. The impact of the year 2000 issues on the CDC will continue to depend on the way the issues have been addressed by third parties that provide services to the CDC. To date, CDC has not been adversely impacted to any significant extent by the failure of third parties to address year 2000 issues. The task force has developed contingency plans to address risks associated with year 2000 issues that may arise. There can be no assurance that these plans will fully mitigate any problems that may arise. The foregoing year 2000 discussions constitute a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Readiness and Disclosure and Disclosure Act of 1998.

            On December 20, 1999, CDC and Carey Management LLC, the Manager of CDC's business operations, entered into an Agreement and Plan of Merger, whereby CDC would acquire certain assets relating to the Manager's real estate investment advisory business by way of a merger with the Manager. The Merger is subject to the approval of the shareholders of the CDC. A consent solicitation with respect to such shareholder approval will be distributed to the shareholders of CDC, and the Merger will be consummated as soon as practicable following receipt of consents from a majority of the shareholders of CDC. Following the Merger, CDC will be renamed W. P. Carey & Co. LLC and will be listed on the New York Stock Exchange and the Pacific Exchange under the symbol "WPC." Pursuant to the Agreement and Plan of Merger, CDC will acquire substantially all of the business operations of the Manager and W.P. Carey & Co., Inc. and its subsidiaries and affiliates in exchange for 8,000,000 shares of CDC. Up to an additional 2,000,000 shares will be paid over four years if specified performance criteria are satisfied. The assets and liabilities to be acquired include, but are not limited to, all the stock of the Manager, the Advisory Agreements to four real estate investment trusts that are managed by an affiliate of the Manager, the management agreement with CDC and the employees of W.P. Carey & Co. Management believes that the merger will broaden CDC's access to capital, enhance its growth opportunities and strengthen its credit position by acquiring the businesses of W. P. Carey & Co., Inc. without indebtedness.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk:


(in thousands)

         $159,764 of the CDC's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of December 31, 1999 ranged from 4.65% to 7.40%.

         Advances from the line of credit bear interest at an annual rate of either (i) the one, two, three or six-month LIBOR, plus a spread which ranges from 0.6% to 1.45% depending on leverage or corporate credit rating or (ii) the greater of the bank's Prime Rate and the Federal Funds Effective Rate, plus
 .50%, plus a spread of up to .125% depending on CDC's leverage.



                      2000    2001       2002     2003     2004    Thereafter     Total     Fair Value
                      ----    ----       ----     ----     ----    ----------    -----     ----------

Fixed rate          $6,590   $10,464    $9,158   $9,640   $26,838    $97,074     $159,764   $156,160

Average
  interest
  rate              7.66%      7.63%     7.63%    7.67%      7.79%    7.82%

Variable rate      $3,753   $138,990    $  716   $  755   $   768    $12,605     $157,587    $157,587



Item 8. Consolidated/Combined Financial Statements and Supplementary Data:

(i)      Report of Independent Accountants.

(ii)     Consolidated Balance Sheets as of December 31, 1999 and 1998.

(iii) Consolidated Statements of Income for the years ended December 31, 1999 and 1998 and Combined Statements of Income for the year ended December 31, 1997.

(iv) Consolidated Statements of Members' Equity for the years ended December 31, 1999 and 1998 and Combined Statement of Partners' Capital for the year ended December 31, 1997.

(v) Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998 and Combined Statement of Cash Flows for the year ended December 31, 1997.

(vi)     Notes to Consolidated/Combined Financial Statements.

                      REPORT of INDEPENDENT ACCOUNTANTS







To the Board of Directors and Shareholders of Carey Diversified LLC and Subsidiaries:


In our opinion, the consolidated / combined financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Carey Diversified LLC and Subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 52 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated / combined financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP



New York, New York
March 28, 2000

                    CAREY DIVERSIFIED LLC and SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts)


                                             December 31,      December 31,
                                                 1999              1998
     ASSETS:

Real estate leased to others:
  Accounted for under the
    operating method, net                     $425,421          $390,312
  Net investment in direct
    financing leases                           295,556           295,826
                                              --------          --------
      Real estate leased to others             720,977           686,138
Operating real estate, net of
  accumulated depreciation
  of $832 and $300 at December 31,
  1999 and 1998                                  6,753             7,013
Real estate under construction
  leased to others                              69,176            55,856
Assets held for sale                             3,091            12,842
Cash and cash equivalents                        2,297             5,673
Equity investments                              32,167            29,532
Other assets, net of accumulated
   amortization of $1,125 and $375
   at December 31, 1999 and 1998 and
   reserve for uncollected rent of
   $1,839 and $1,353 at December 31,
   1999 and 1998                                 21,798           16,210
                                               --------         --------
         Total assets                          $856,259         $813,264
                                               ========         ========

     LIABILITIES:

Mortgage notes payable                        $188,248          $138,964
Notes payable                                  129,103           132,334
Accrued interest payable                           874             2,128
Dividends payable                               10,718            10,447
Accounts payable to affiliates                   7,227             7,013
Other liabilities                               10,625            11,771
                                              --------          --------
         Total liabilities                     346,795           302,657
                                              --------          --------

Minority interest                               (3,136)           (3,626)
                                              --------          --------

Commitments and contingencies

     MEMBERS' EQUITY:


Listed Shares, no par value,
 25,771,303 and 25,343,402
 shares issued and outstanding at
 December 31, 1999 and 1998                    526,130           517,755
Dividends in excess of accumulated
  earnings                                     (11,560)           (2,803)
Accumulated other comprehensive income            (910)             (719)
                                              --------          --------
                                               513,660           514,233
Less, shares in treasury at cost,
   62,300 shares at December 31, 1999           (1,060)            -
                                              --------          --------

         Total members' equity                 512,600           514,233
                                              --------          --------
         Total liabilities and
           members' equity                    $856,259          $813,264
                                              ========          ========


The accompanying notes are an integral part of the consolidated/combined financial statements.

                    CAREY DIVERSIFIED LLC and SUBSIDIARIES
                 CONSOLIDATED / COMBINED STATEMENTS of INCOME

(In thousands except share and per share amounts)


                                          The Company Consolidated   The Predecessor Combined
                                             For the Years Ended       For the Year Ended
                                                December 31,              December 31,
                                             1999         1998                1997
Revenues:
  Rental income                            $46,719      $42,771             $43,045
  Interest income from direct
    financing leases                        33,842       34,529              34,574
  Other interest income                        962          783               1,270
  Other income                               1,208          958               2,859
  Revenues of hotel operations               5,775        6,289              14,523
                                           -------       ------             -------
                                            88,506       85,330              96,271
                                           -------       ------             -------

Expenses:
  Interest                                  18,801       18,266              19,888
  Depreciation and amortization             11,192        8,406              10,628
  General and administrative                 8,045        6,660               5,275
  Property expenses                          5,433        5,059               6,430
  Writedowns to fair value                   5,988        1,585               3,806
  Operating expenses of hotel operations     4,662        4,956              10,748
                                           -------      -------             -------
                                            54,121       44,932              56,775
                                           -------      -------             -------

Income before income from equity
investments, gain on sale, minority
    interest in income
         and extraordinary items            34,385       40,398              39,496

Income from equity investments               1,886        1,837               2,076
                                           -------      -------             -------

Income before gain on sale, minority
 interest in income and
   extraordinary items                      36,271       42,235              41,572
Gain on sale of real estate and
  securities, net                              471        1,512               1,565
                                           -------      -------             -------

 Income before minority interest in
         income and extraordinary items     36,742       43,747              43,137
Minority interest in income                 (2,664)      (4,662)             (2,576)
                                           -------      -------             -------

      Income before extraordinary
         items                              34,078       39,085              40,561

Extraordinary losses on early
 extinguishment of debt, net of
   minority interest of
    $79 in 1998                                (39)        (621)
                                           --------     -------             -------

      Net income                           $34,039      $38,464             $40,561
                                           =======      =======             =======

Basic and diluted earnings per share:
          Earnings before
            extraordinary item               $1.33        $1.57
          Extraordinary item                    -          (.02)
                                             -----        -----
                                              1.33         1.55

Weighted average shares
     outstanding:
         Basic                          25,596,793   24,866,225
                                        ==========   ==========
         Diluted                        25,596,793   24,869,570
                                        ==========   ==========


The accompanying notes are an integral part of the consolidated/combined financial statements.

                    CAREY DIVERSIFIED LLC and SUBSIDIARIES
                                 CONSOLIDATED
                        STATEMENTS of MEMBERS' EQUITY

                For the years ended December 31, 1998 and 1999

(In thousands except share amounts)



                                                                               Dividends    Accumulated
                                                                             In Excess Of      Other
                                                 Paid-in      Comprehensive   Accumulated   Comprehensive   Treasury
                                    Shares       Capital        Income         Earnings        Income        Shares        Total

Balance at
January 1, 1998                  23,959,101     $490,820                                                                   $490,820

Cash proceeds on issuance
of shares, net                      384,708        6,191                                                                      6,191

Shares issued in
connection with
services rendered and
properties acquired                 999,593       20,744                                                                     20,744

Dividends declared                                                            $(41,267)                                     (41,267)

Comprehensive income:
Net income                                                     $38,464          38,464                                       38,464

Other comprehensive income:
Change in unrealized
appreciation (depreciation)
of marketable securities                                          (233)
Foreign currency translation
adjustment                                                        (486)
                                                             ---------
                                                                  (719)                       $(719)                           (719)
                                                             ---------
                                                               $37,745
                                                             =========
Balance at
                                 ----------     --------                     ---------     ---------                       --------
December 31, 1998                25,343,402      517,755                        (2,803)        (719)                        514,233

Cash proceeds on issuance
of shares, net                       34,272          652                                                                        652

Shares issued in
connection with
services rendered and
properties acquired                 455,929        7,723                                                                      7,723

Dividends declared                                                             (42,796)                                     (42,796)

Repurchase of shares                (62,300)                                                                 $(1,060)       (1,060)

Comprehensive income:
Net income                                                     $34,039          34,039                                       34,039

Other comprehensive income:
Change in unrealized
appreciation (depreciation)
of marketable securities                                           497
Foreign currency translation
adjustment                                                        (688)
                                                             ---------
                                                                  (191)                       $(191)                           (191)
                                                             ---------
                                                               $33,848
                                                             =========
Balance at
                                 ----------     --------                     ---------     ---------        --------       --------
December 31, 1999                25,771,303     $526,130                     $(11,560)        $(910)        $(1,060)       $512,600
                                 ==========     ========                     =========     =========        ========       ========


The accompanying notes are an integral part of the consolidated/combined financial statements.

                    CAREY DIVERSIFIED LLC and SUBSIDIARIES
                            COMBINED STATEMENT of
                              PARTNERS' CAPITAL

                     For the year ended December 31, 1997



(In thousands)


                                        The Predecessor Company
                                         -----------------------

Balance, January 1, 1997                     $304,045

Distributions to partners                    (43,620)

Comprehensive income:

Net Income                                    40,561

Change in unrealized appreciation
  of marketable securities                      (98)
                                            --------
                                              40,463
                                            --------
Balance, December 31, 1997                  $300,888
                                            ========


The accompanying notes are an integral part of the consolidated/combined financial statements.

                              CAREY DIVERSIFIED LLC
                             CONSOLIDATED / COMBINED
                            STATEMENTS of CASH FLOWS



(In thousands)                             The Company Consolidated   The Predecessor Combined
                                             For the Years Ended       For the Year Ended
                                                December 31,              December 31,
                                             1999         1998                1997
                                             ----         ----                ----

Cash flows from operating activities:
  Net income                              $ 34,039     $ 38,464            $ 40,561
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
    Depreciation and amortization           11,192        8,406              10,628
    Amortization of deferred income         (1,397)        (964)               (348)
    Extraordinary loss                          39          621
    Gain on sales, net                        (471)      (1,512)             (1,565)
    Securities received in lieu of cash       (265)                          (1,690)
    Minority interest in income              2,664        4,662               2,576
    Straight-line rent adjustments and
      other noncash rent adjustments        (1,646)      (2,642)             (2,310)
    Writedown to fair value                  5,988        1,585               3,806
    Provision for uncollected rents            328          682               1,576
    Payment of deferred management fees                  (1,509)
    Compensation costs paid by
    issuance of shares                       1,647           881
    Net changes in operating assets
      and liabilities and other             (3,877)       3,270              (1,593)
                                           -------      -------                ----

         Net cash provided by operating
          activities                        48,241       51,944              51,641
                                           -------      -------                ----

Cash flows from investing activities:
  Purchases of real estate                 (60,804)     (89,650)
  Additional capital expenditures           (3,784)      (5,156)             (1,955)
  Proceeds from sales of real estate
    and securities                           9,631       21,567               1,242
  Accrued disposition fees payable          (1,007)       1,007
  Purchases of mortgage receivable
    and marketable securities               (3,676)         (65)
  Sale of mortgage receivable                3,676
  Distributions received from
  equity investments in
    excess of equity income                    775          763                 245
  Other                                                       9                 195
                                           -------      -------                ----

         Net cash used in
          investing activities             (55,189)     (71,525)               (273)
                                           -------      -------                ----
















                                - continued -

                              CAREY DIVERSIFIED LLC
                              CONSOLIDATED/COMBINED
                       STATEMENTS of CASH FLOWS, Continued



(In thousands)                              The Company Consolidated  The Predecessor Combined
                                             For the Years Ended       For the Year Ended
                                                December 31,              December 31,
                                               1999         1998                1997

Cash flows from financing activities:
  Dividends distributions paid              (42,525)     (30,820)             (43,620)
  Payment of accrued preferred
  distributions                                           (4,422)
  Distributions paid to special
  limited partners                           (2,344)      (2,499)              (2,327)
  Distributions to and redemptions of
    subsidiary partnership unitholders                    (8,789)
  Payments of mortgage principal             (6,393)      (6,627)             (27,565)
  Proceeds from mortgages and
    notes payable                            74,251      157,823               12,700
  Prepayments of mortgages and
   notes payable                            (17,803)    (101,555)
  Prepayment charges paid                       (39)        (700)
  Deferred financing costs                   (1,744)      (1,963)                 (66)
  Proceeds from issuance of shares              652        7,304
  Purchase of treasury stock                   (627)
  Other                                         (75)      (1,084)                (457)
                                            -------    ---------             ---------
Net cash provided by (used in)
 financing activities                         3,353        6,668              (61,335)
                                            -------    ---------             ---------
Effect of exchange rate changes on cash         219         -
                                            -------    ---------
         Net decrease in cash and
          cash equivalents                   (3,376)     (12,913)              (9,967)
         Cash and cash equivalents,
         beginning of year                    5,673       18,586               28,553

         Cash and cash equivalents,
                                            -------    ---------             ---------
          end of year                       $ 2,297    $   5,673             $ 18,586
                                            =======    =========             ========



Noncash operating, investing and financing activities:

A. The Company issued 203,166 and 215,424 restricted shares valued at $3,311 and $4,367 in 1999 and 1998, respectively, to certain directors, officers and affiliates as consideration for services rendered, including performance fee (see Note 3).

B. In connection with the acquisition of properties, the Company assumed mortgage obligations of $6,098 and $13,593 and issued 252,763 and 784,169 shares valued at $4,412 and $16,377 in 1999 and 1998, respectively.

C. In connection with the disposition of a property in Topeka, Kansas in 1999, the property was transferred to the purchaser in exchange for assumption of the mortgage obligation on the property and certain other assets and liabilities. The gain on sale was as follows:

      Land, buildings and personal property,
        net of accumulated depreciation         $(7,654)
      Mortgage note payable                       8,107
      Other                                        (373)
                                                -------
      Gain on sale                              $    80
                                                =======

D. Deferred acquisition fees payable to an affiliate at December 31, 1999 and 1998 are $ 3,945 and $3,137, respectively.

E. In connection with foreclosure of a property in 1997, the Company transferred the property to the lender and was released from the obligations of the limited recourse mortgage loan. The gain on the foreclosure was as follows:


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

                              CAREY DIVERSIFIED LLC
                         NOTES to CONSOLIDATED/COMBINED
                              FINANCIAL STATEMENTS



(All amounts in thousands except share and per share amounts)

1.    Organization and Basis of Consolidation:

        The combined financial statements for year ended December 31, 1997 have been presented as those of a predecessor company consisting of interests in nine Corporate Property Associates ("CPA(R)") real estate limited partnerships (individually, a "Partnership"), their wholly-owned subsidiaries and Carey Diversified LLC ("Carey Diversified") (collectively, the "Company"). The financial statements have been presented on a combined basis at historical cost because of affiliated general partners, common management and common control and because the majority ownership interests in the CPA(R) Partnerships were transferred to Carey Diversified effective January 1, 1998, pursuant to a consolidation transaction. The consolidated financial statements for the years ended December 31, 1999 and 1998 are those of Carey Diversified and its wholly-owned and majority-owned subsidiaries including the nine CPA(R) Partnerships. All material inter-entity transactions have been eliminated. The former General Partners' interest in the CPA(R) Partnerships is classified under minority interest because that interest was retained subsequent to January 1, 1998 by two special limited partners, William Polk Carey, formerly the Individual General Partner of the nine CPA(R) Partnerships and Carey Management LLC ("Carey Management").

        Effective January 1, 1998, the exchange of CPA(R) Partnership limited partner interests for interests in Carey Diversified was accounted for as a purchase with the limited partner interests recorded at the fair value of the shares exchanged. The excess of fair value over the related historical cost basis of $189,932 was allocated principally to real estate under operating leases, net investment in direct financing leases and equity investments. The exchange of the former General Partners' interests for shares has been accounted for at their historical cost basis. As a result of the consolidation transaction, the results of operations of the Company are not directly comparable to those of the predecessor CPA(R) Partnerships for 1997.

        Limited partners who did not elect to receive shares retained a direct ownership interest in the applicable Partnership as subsidiary partnership unitholders. On July 15, 1998, the Company redeemed all subsidiary partnership units for $8,377. The redemption values were determined by an independent valuation of each of the CPA(R) Partnerships as of May 31, 1998. The redemption amounts approximated the carrying amounts of the subsidiary partnership units and, accordingly, no purchase accounting adjustment was required. The subsidiary partnership unitholders' share of income in 1998 is included in minority interest in income in the accompanying consolidated financial statements.


2.   Summary of Significant Accounting Policies:

      Use of Estimates:

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the assessment of recoverability of real estate assets. Actual results could differ from those estimates.

      Real Estate Leased to Others:

        Real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements.

        The Company diversifies its real estate investments among various corporate tenants engaged in different industries and by property type. No lessee currently represents 10% or more of total leasing revenues.

                              CAREY DIVERSIFIED LLC
                         NOTES to CONSOLIDATED/COMBINED
                        FINANCIAL STATEMENTS (Continued)



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

        Substantially all of the Company's leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index or, for certain retail properties, sales overrides.


      Operating Real Estate:

        Land and buildings and personal property are carried at cost. Renewals and improvements are capitalized, while replacements, maintenance and repairs that do not improve or extend the lives of the respective assets are expensed currently.

        In connection with the lease of the property in Livonia, Michigan, $16,563 of operating real estate was reclassified to real estate accounted for under the operating method at its historical cost in 1998.


      Real Estate Under Construction, Leased to Others:

        For properties under construction, interest charges, if any, are capitalized rather than expensed and rentals received are recorded as a reduction of capitalized project (i.e., construction) costs.

        The amount of interest capitalized is determined by applying the interest rate applicable to outstanding borrowings on the line of credit to the average amount of accumulated expenditures for properties under construction during the period.


      Assets Held for Sale:

        Assets held for sale are accounted for at the lower of carrying value or fair value, less costs to dispose.

        The Company recognizes gains and losses on the sale of properties when among other criteria, the parties are bound by the terms of the contract, all consideration has been exchanged and all conditions precedent to closing have been performed. At the time the sale is consummated, a gain or loss is recognized as the difference between the sale price less any closing costs and the carrying value of the property.

      Long-Lived Assets:

        The Company assesses the recoverability of its long-lived assets, including residual interests of real estate assets and investments, based on projections of undiscounted cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value.

      Depreciation:

        Depreciation is computed using the straight-line method over the estimated useful lives of the properties (generally forty years) and for furniture, fixtures and equipment (generally seven years).

                             CAREY DIVERSIFIED LLC
                         NOTES to CONSOLIDATED/COMBINED
                        FINANCIAL STATEMENTS (Continued)



      Foreign Currency Translation:

        The Company consolidates its real estate investments in France. The functional currency for these investments is the French Franc. The translation from the French Franc to U. S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from such translation are reported as a component of other comprehensive income as part of members' equity.

      Cash Equivalents:

        The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Company's cash and cash equivalents at December 31, 1999 and 1998 were held in the custody of four financial institutions and which, at times, exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.

      Other Assets and Liabilities:

        Included in other assets are accrued rents and interest receivable, deferred rental income, deferred charges and marketable securities. Included in other liabilities are accrued interest payable and accounts payable and accrued expenses. Deferred charges include costs incurred in connection with debt financing and refinancing and are amortized over the terms of the obligations. Deferred rental income is the aggregate difference for operating method leases between scheduled rents which vary during the lease term and rent recognized on a straight-line basis. Also included in deferred rental income are lease restructuring fees received which are recognized over the remainder of the initial lease terms.

        Marketable securities are classified as available-for-sale securities and reported at fair value with the Company's interest in unrealized gains and losses on these securities reported as a component of other comprehensive income until realized. Such marketable securities had a cost basis of $2,065 and $1,800 and reflected a fair value of $2,329 and $1,513 at December 31, 1999 and 1998, respectively.

      Equity Investments:

        The Company's limited partner interests in two real estate limited partnerships and a limited liability company in which the Company's ownership is 50% or less are accounted for under the equity method, i.e., at cost, increased or decreased by the Company's pro rata share of earnings or losses, less distributions. The three ownership interests are jointly owned with affiliates and represent interests in properties net leased to single tenants.

        An interest in the operating partnership of a publicly-traded real estate investment trust is also accounted for under the equity method.

      Accounts Payable to Affiliates:

        Included in payables to affiliates are deferred acquisition fees which are payable for services provided by Carey Management, relating to the identification, evaluation, negotiation, financing and purchase of properties. The fees are payable in eight annual installments, beginning January 1 following the first anniversary of the date a property was purchased, with each installment equal to .25% of the purchase price of the property.

                              CAREY DIVERSIFIED LLC
                         NOTES to CONSOLIDATED/COMBINED
                        FINANCIAL STATEMENTS (Continued)




      Income Taxes:

        The Company is a limited liability company and has elected partnership status for federal income tax purposes. The Company is not liable for Federal income taxes as each member recognizes his or her proportionate share of income or loss in his or her tax return. Accordingly, no provision for Federal income taxes is recognized for financial statement purposes. The Company is subject to certain state and local taxes.

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

         Basic and diluted earnings per share were calculated as follows:



                                              Income     Basic and Diluted   Per
                                             Available   Weighted Shares     Share
                                            to Members    Outstanding       Amount
        Year Ended December 31, 1999
        Basic and diluted earnings
          before extraordinary item          $34,078          25,596,793         $1.33
        Extraordinary item                       (39)                              -
                                             -------                             -----
        Basic and diluted earnings           $34,039          25,596,793         $1.33
                                             =======                             =====


        Year Ended December 31, 1998
        Basic earnings before
        extraordinary item                    $39,085          24,866,225        $1.57
        Extraordinary item                      (621)                            (.02)
                                              -------                            -----
        Basic earnings                        $38,464          24,866,225        $1.55
                                              =======                            =====
        Effect of dilutive securities -
        options for shares                                          3,345
                                                               ----------
        Diluted earnings before
        extraordinary item                    $39,085          24,869,570        $1.57
        Extraordinary item                      (621)                            (.02)
                                                ----                              ----
        Diluted earnings                     $38,464           24,869,570        $1.55
                                             =======           ==========        =====



         As of December 31, 19999, the Company had issued 3,199,280 share options that were not reflected in the 1999 calculation because based on the exercise price of the options, such options were anti-dilutive.

      Stock Based Compensation:

        The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB No. 25"). Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's shares at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. No compensation cost was recognized in 1999 and 1998 in connection with the Company's share option plans. The Company provides additional pro forma disclosures as required under SFAS No. 123, "Accounting for Stock Based Compensation" (see Note 16).

        All transactions with non-employees in which the Company issues stock as consideration for services received are accounted for based on the fair value of the stock issued or services received, whichever is more reliably determinable.

                              CAREY DIVERSIFIED LLC
                         NOTES to CONSOLIDATED/COMBINED
                        FINANCIAL STATEMENTS (Continued)



      Reclassification:

        Certain 1998 and 1997 amounts have been reclassified to conform to the 1999 financial statement presentation.


 3.  Transactions with Related Parties:

        Through December 31, 1997, the Partnership agreements of each of the CPA(R) Partnerships provided that the former General Partners, consisting of W. P. Carey & Co., Inc. ("W.P. Carey") or affiliated companies as Corporate General Partners and William P. Carey as Individual General Partner, were allocated between 1% and 10%, for the applicable Partnership, of the profits and losses and distributable cash from operations, as defined, and the Limited Partners were allocated between 90% and 99% of the profits and losses and distributable cash from operations. As a result of the merger of the CPA(R) Partnerships into subsidiary partnerships of Carey Diversified, Carey Diversified is the sole general partner of the nine CPA(R) Partnerships. The allocation of profits and losses and cash distributions provided in the partnership agreements as amended effective January 1, 1998, are on essentially on the same terms as prior to the consolidation. Carey Diversified is allocated between 90% and 99% of the profits and losses and distributable cash from operations, and two special limited partners, Carey Management, an affiliate, and William Polk Carey, are allocated between 1% and 10% of the profits and losses and distributable cash from operations.

        In connection with the merger of the CPA(R) Partnerships with Carey
           Diversified and the listing of shares of Carey Diversified on the New York Stock Exchange, the former Corporate General Partners of eight of the CPA(R) Partnerships satisfied provisions for receiving a subordinated preferred return from the Partnerships totaling $4,422 based upon the cumulative proceeds from the sale of the assets of each Partnership from inception through the date of the consolidation. Payment of this preferred return, paid in 1998, was based on achieving a specified cumulative return to limited partners. For the partnership that has not yet achieved the specified cumulative return, its subordinated preferred return of $1,423 is included in accounts payable to affiliates in the accompanying consolidated financial statements. To satisfy the conditions for receiving this remaining preferred return, the shares of Carey Diversified must achieve a closing price equal to or in excess of $23.11 for five consecutive trading days.

        The Company's management and performance fees are payable, each at an annual rate of 1/2% of the total market capitalization of the Company. The Management Agreement, effective January 1, 1998, provides that the performance fee is payable in the form of restricted shares issued by the Company which vest ratably over a five-year period. Management and performance fees were $3,025, $2,201 and $1,139 for 1999, 1998 and 1997, respectively. The management fee for 1999 and 1998 reflects a dollar-for-dollar reduction for quarterly distributions paid to special limited partners. General and administrative reimbursements consist primarily of the actual cost of personnel needed in providing administrative services to the Company and were $1,457, $1,540 and $1,788 in 1999, 1998 and 1997, respectively.

        Carey Management performs certain services for the Company including the identification, evaluation, negotiation, purchase and disposition of property. Carey Management and certain affiliates receive fees and compensation in connection with these services, including acquisition and structuring and development fees, loan refinancing fees and disposition fees. Disposition fees were $695 and $1,007 in 1999 and 1998, respectively. In connection with performing services related to the Company's real estate purchases in 1999 and 1998, W. P. Carey received structuring and development fees of $441 and $2,502, respectively. The affiliate is entitled to receive deferred acquisition fees of $3,945 in equal annual installments over a period of no less than eight years. An installment of $392 was paid in January 2000. Unpaid deferred acquisition fees bear interest at an annual rate of 6%.

                              CAREY DIVERSIFIED LLC
                         NOTES to CONSOLIDATED/COMBINED
                        FINANCIAL STATEMENTS (Continued)



        The Company is a participant in an agreement with W.P. Carey and certain affiliates for the purpose of leasing office space used for the administration of the Company, other affiliated real estate entities and W.P. Carey and sharing the associated costs. Pursuant to the terms of the agreement, the Company's share of rental, occupancy and leasehold improvement costs is based on gross revenues. Expenses incurred were $545, $558 and $590, in 1999, 1998 and 1997, respectively.

        An independent director of the Company has an ownership interest in companies that own the minority interest in the Company's French majority-owned subsidiaries. The director's ownership interest is subject to the same terms as all other ownership interests in the subsidiary companies. The Chairman of the Board of the Company is the sole shareholder of Livho, Inc., a lessee of the Company.


4. Real Estate Leased to Others Accounted for Under the Operating Method:

        Real estate leased to others, at cost, and accounted for under the operating method is summarized as follows:


                                                   December 31,
                                              1999           1998

               Land                         $ 91,447       $ 88,731
               Buildings                     350,429        309,198
                                             -------        -------
                                             441,876        397,929
               Less: Accumulated
               depreciation                   16,455         7,617
                                             -------        -------
                                            $425,421       $390,312
                                            ========       ========


        The scheduled future minimum rents, exclusive of renewals, under noncancellable operating leases amount to $51,030 in 2000, $50,199 in 2001, $48,644 in 2002, $44,752 in 2003, $41,490 in 2004, and
           aggregate $506,858 through 2019.

        Contingent rentals were $563, $614 and $2,022 in 1999, 1998 and 1997, respectively.

5.   Net Investment in Direct Financing Leases:

        Net investment in direct financing leases is summarized as follows:


                                                   December 31,
                                               1999          1998
               Minimum lease payments
                 receivable                  $365,558     $398,520
               Unguaranteed residual value    293,550      294,891
                                             --------     --------
                                              659,108      693,411
               Less: Unearned income          363,552      397,585
                                              -------      -------
                                             $295,556     $295,826
                                             ========     ========

        The scheduled future minimum rents, exclusive of renewals, under noncancellable direct financing leases amount to $30,994 in 2000, $31,480 in 2001, $30,260 in 2002, $30,458 in 2003, $30,204 in 2004,
           and aggregate $365,558 through 2016.

        Contingent rentals were approximately $995, $320 and $4,533 in 1999, 1998 and 1997, respectively.

                              CAREY DIVERSIFIED LLC
                         NOTES to CONSOLIDATED/COMBINED
                        FINANCIAL STATEMENTS (Continued)



 6.  Mortgage Notes Payable and Notes Payable:

        Mortgage notes payable, substantially all of which are limited recourse obligations, are collateralized by the assignment of various leases and by real property with a carrying value of approximately $334,813. As of December 31, 1999, mortgage notes and notes payable have interest rates varying from 4.65% to 10% per annum and mature from 2000 to 2015.

        Scheduled principal payments for the mortgage notes during each of the next five years following December 31, 1999 and thereafter are as follows:


          Year Ending December 31,
            2000                                 $  10,343
            2001                                    20,351
            2002                                     9,874
            2003                                    10,395
            2004                                    27,606
            Thereafter                             109,679
                                                   -------
                                                  $188,248
                                                  ========

        The Company has a line of credit of $185,000 pursuant to a revolving credit agreement with The Chase Manhattan Bank in which eight lenders participate. The revolving credit agreement has a term of three years and expires in March 2001 with all advances prepayable at any time. As of December 31,1999, the Company had $129,000 drawn from the line of credit. Additional advances of $25,000 have been drawn from the line of credit since December 31, 1999
 .
        Advances made bear interest at an annual rate of either (i) the one, two, three or six-month LIBOR, as defined, plus a spread which ranges from 0.6% to 1.45% depending on leverage or corporate credit rating or (ii) the greater of the bank's Prime Rate and the Federal Funds Effective Rate, plus .50%, plus a spread of up to .125% depending upon the Company's leverage. In addition, the Company will pay a fee
           (a) ranging between 0.15% and 0.20% per annum of the unused portion of the credit facility, depending on the Company's leverage, if no minimum credit rating for the Company is in effect or (b) equal to .15% of the total commitment amount, if the Company has obtained a certain minimum credit rating.

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

         Interest paid by the Company on mortgages and notes payable aggregated approximately $20,055, $17,936 and $19,534 in 1999, 1998 and 1997
           respectively. In addition, capitalized interest paid by the Company was $3,808 and $910 for 1999 and 1998, respectively.

        In connection with providing services in connection with the placement of debt, fees of $421 and $1,001 were paid to an affiliate of the Company in 1999 and 1998, respectively.

 7.  Dividends Payable:

        The Company declared a quarterly dividend of $.4175 per share on November 30, 1999 payable to shareholders of record as of December 15, 1999. The dividend was paid in January 2000. In March 2000, the quarterly dividend rate was increased to $.4225.

                              CAREY DIVERSIFIED LLC
                         NOTES to CONSOLIDATED/COMBINED
                        FINANCIAL STATEMENTS (Continued)



 8.  Lease Revenues:

        For the years ended December 31, 1999, 1998 and 1997, the Company earned its net leasing revenues (i.e., rental income and interest income from direct financing leases) from over 75 lessees. A summary of net leasing revenues including all current lease obligors with more than $1,000 in annual revenues is as follows:


                                                 Years Ended December 31,
                                    1999         %      1998     %       1997    %
Dr Pepper Bottling Company
 of Texas                         $ 4,123        5%   $ 3,998    5%   $ 3,998   5%
Gibson Greetings, Inc.              3,954        5      3,870    5      3,466    5
Detroit Diesel Corporation          3,658        5      3,658    5      3,645    5
Sybron International
 Corporation                        3,627        4      3,311    4      3,311    4
Livho, Inc.                         3,226        4      2,958    4
Lockheed Martin Corporation         2,740        3      1,621    2      1,131    1
Quebecor Printing, Inc.             2,552        3      2,523    3      2,618    4
Furon Company                       2,415        3      2,415    3      2,416    3
AutoZone, Inc.                      2,331        3      2,469    3      2,512    3
Orbital Sciences Corporation        2,311        3      2,154    3      2,154    3
Thermadyne Holdings Corp            2,243        3      2,234    3      2,234    3
The Gap, Inc.                       2,205        3      2,199    3      2,154    3
America West Holdings Corp          1,839        2
Copeland Beverage Group, Inc.       1,800        2      1,200    2
Unisource Worldwide, Inc.           1,726        2      1,714    2      1,654    2
AP Parts International, Inc.        1,617        2      1,783    2      1,837    2
CSS Industries, Inc.                1,588        2      1,580    2      1,844    2
Brodart, Co.                        1,519        2      1,432    2      1,308    2
Peerless Chain Company              1,463        2      1,463    2      1,709    2
Red Bank Distribution, Inc.         1,401        2      1,401    2      1,401    2
United States Postal Service        1,396        2      1,090    1        894    1
Eagle Hardware & Garden, Inc.       1,387        2
High Voltage Engineering Corp.      1,329        2      1,187    2      1,174    2
Duff-Norton Company, Inc.           1,164        1      1,164    2      1,021    1
Sprint Spectrum, Inc.               1,154        1
Hughes Markets, Inc.                                    1,928    3      5,784    7
Other                              25,793       32     27,948   35     29,354   38
                                  -------      ---    -------  ---    -------  ---
                                  $80,561      100%   $77,300  100%   $77,619  100%
                                  =======      ====   =======  ====   =======  ====

                              CAREY DIVERSIFIED LLC
                         NOTES to CONSOLIDATED/COMBINED
                        FINANCIAL STATEMENTS (Continued)



 9. Gains and Losses on Disposition of Properties:

     Significant sales of properties are summarized as follows:

        1999

        On September 30 ,1999, the Company sold its property in Topeka, Kansas, leased to Hotel Corporation of America ("Hotel Corp.") pursuant to Hotel Corp.'s exercise of its purchase option. The exercise price was determined using the greater of (a) a formula based on the operating cash flow of the hotel's operations and (b) an amount equal to the outstanding mortgage loan balance on the property. The exercise price of $8,107, was equal to outstanding mortgage loan balance. In connection with the sale, the Company realized a $80 gain. The Company's annual cash flow (rent less mortgage debt service) from the Topeka property was $70.

        In December 1996, KSG, Inc. ("KSG") notified the Company that it was exercising its option to purchase the property it leases in Hazelwood, Missouri. The exercise price was to be determined based on the fair market value of the property as encumbered by the lease, determined in part by discounting all future rents over the remaining terms, including renewal terms, of the lease. The Company and KSG were not able to reach an agreement on the exercise price because of a dispute about the calculation of a rent increase. In January 1999, the Company and KSG entered into an agreement to establish a minimum and maximum exercise price of $9,000 and $11,500 and to defer the exercise price determination until a dispute regarding an interpretation of the rent provisions of the lease was resolved. In March 1999, the court ruled in favor of the Company. On November 1, 1999, the Company sold the property to KSG for $11,000 plus an allowance of $100 for legal costs. In connection with the sale, the Company realized a $391 gain. Annual cash flow from the KSG property was $921.


        1998

        In April 1998 Simplicity Manufacturing, Inc. purchased its leased property in Port Washington, Wisconsin for $9,684 pursuant to the exercise of its purchase option. A loss of $291 was recognized on the sale.

        In December 1998, NVR, Inc. purchased its leased property in Pittsburgh, Pennsylvania for $12,193 pursuant to a purchase option exercised in 1998. A gain of $1,754 was recognized on the sale.


        1997

        In 1997, the Company sold a property in Louisville, Kentucky leased to Winn-Dixie Stores, Inc. for $1,100 and recognized a gain on sale of $608.

        In July 1997, the Company's lease with Arley Merchandise Corporation
           ("Arley") for properties in Sumter and Columbia, South Carolina was terminated by the Bankruptcy Court in connection with Arley's voluntary petition of bankruptcy. In May 1997, the lender on mortgage loan collateralized by the Arley properties made a demand for payment for the entire outstanding principal balance of the loan of $4,755. In November 1997 the lender foreclosed on the properties and the ownership of the Arley properties was transferred to the lender. In connection with the foreclosure, the Company recognized a gain of $957 representing the difference between liabilities forgiven and assets surrendered.

        In connection with the sale of two properties in 1999 and three properties in 1998, the Company incurred disposition fees of $695 and $1,007, respectively, paid to an affiliate. Disposition fees are included in the determination of gain or loss on sale.


10. Extraordinary Gains and Losses on Extinguishment of Debt:

        In connection with the prepayment of high interest loans collateralized by properties leased to Dr Pepper Bottling Company of Texas, Orbital Sciences Corporation and Simplicity Manufacturing, Inc., the Company incurred $700 in prepayment charges resulting in an extraordinary loss on the extinguishment of debt of $621, net of $79 attributable to minority interests in 1998.

                              CAREY DIVERSIFIED LLC
                         NOTES to CONSOLIDATED/COMBINED
                        FINANCIAL STATEMENTS (Continued)



11.  Writedowns to Fair Value:

        Significant writedowns of properties to fair value are summarized as follows:

     1999

        The Company owns a property in Carthage, New York leased to Sunds
           Defibrator, Inc. ("Sunds"). During 1999, the Company accepted offers to sell the property for $300 and to receive a lease termination payment of $500, payable at the time of sale. Based on the current market conditions and prospects for releasing the property, upon the termination of the lease in 2005, the Company believes it is prudent to sell the property. In connection with the proposed sale, the Company recognized a noncash charge of $1,000 on the writedown of the property to the anticipated sales price. Current annual rent for the property is $144. The initial term of the Sunds lease was scheduled to expire in 2005.

        As described in Note 12, the Company recognized a noncash charge of
           $4,830 on the writedown of the Company's equity interest in Meristar Hospitality Corporation.
     1998

        The Company owns a property in Urbana, Illinois leased to Motorola, Inc.
           ("Motorola"). During 1998, Motorola notified the Company of its intention to exercise its option to purchase the property. The exercise price is determined based on independent appraisals performed on behalf of the Company and Motorola. Based on the appraisal prepared for the Company, the Company recognized a writedown of $1,575 to an amount representing the fair value of the property, less costs to sell. An additional writedown of $158 was recognized in 1999.

     1997

        As described in Note 9, in connection with the exercise by Simplicity
           Manufacturing, Inc. of its option to purchase its leased property, the Company concluded that the likely agreed-upon exercise price would be $9,684. Accordingly, the Company recognized a noncash charge of $2,316 on the writedown of the property to the anticipated exercise price.

        As more fully described in Note 9, the Company reevaluated the fair value of the property in connection with the termination of the Arley lease and recognized a noncash charge of $1,350 on the writedown of the property.

12.  Equity Investments:

        The Company owns 780,269 units of the operating partnership of Meristar
           Hospitality Corporation ("Meristar") which is accounted for under the equity method. Meristar is a lessor of hotel properties The Company has the right to convert its equity interest in the Meristar operating partnership to shares of common stock in Meristar at any time on a one-for-one basis. The exchange of operating partnership units for common stock would be taxable in the year of the exchange.

        The carrying value of the equity interest in the Meristar operating partnership was $18,725 and $24,070 as of December 31, 1999 and 1998, respectively. Because of a continued weakness in the public market's valuation of equity securities of real estate investment companies including Meristar, Management concluded that the underlying value of its investment in operating partnership units has been impaired. Accordingly, the Company has written down its equity investment by $4,830 in 1999. The carrying value of the investment in Meristar subsequent to the writedown approximated the Company's pro rata ownership of Meristar at Meristar's reported net asset value. As of December 31, 1999, Meristar's quoted per share market value was $16.00 resulting in an aggregate value of approximately $12,484, if converted.

        The audited consolidated financial statements of Meristar filed with the United States Securities and Exchange Commission reported total assets of $3,094,201 and $2,998,460 and shareholders' equity of $1,170,602 and $1,150,992 as of December 31, 1999 and 1998,
           respectively, and revenues of $374,904, $525,297 and $316,393 and net income of $98,964, $43,707 and $20,060 for the years ended December 31, 1999, 1998 and 1997.

                              CAREY DIVERSIFIED LLC
                         NOTES to CONSOLIDATED/COMBINED
                        FINANCIAL STATEMENTS (Continued)



        The Company owns interests in two limited partnerships that own net leased real estate as a limited partner with Corporate Property Associates 10 Incorporated, an affiliate, that owns the remaining controlling interests as a general partner and a 50% equity interest in a limited liability company that owns real estate with Corporate Property Associates 14 Incorporated ("CPA(R):14), an affiliate which owns the remaining 50% interest. The investment with CPA(R):14 was jointly purchased in 1999. Summarized combined financial information of the two limited partnerships and limited liability company is as follows:


                                                       December 31,
                                                   1999        1998
            Assets (primarily real estate)      $81,054     $46,391
            Liabilities (primarily mortgage
               notes payable)                    51,211      32,399
                                                 ------      ------
            Capital                             $29,843     $13,992
                                                =======     =======


                                                    Year Ended December 31,
                                                 1999        1998        1997
            Revenue (primarily rental revenue)  $8,465      $6,990      $6,909
            Expenses (primarily depreciation
               and interest on mortgages)        5,603       4,536       4,593
                                                 -----       -----       -----
            Net income                          $2,862      $2,454      $2,316
                                                ======      ======      ======

13. Disclosures About Fair Value of Financial Instruments:

        The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

        The Company estimates that the fair value of mortgage notes payable and other notes payable was $313,747 and $272,075 at December 31, 1999 and 1998, respectively. The fair value of debt instruments was evaluated using a discounted cash flow model with discount rates that take into account the credit of the tenants and interest rate risk.

14.  Purchase of Real Estate:

        On December 22, 1999 the Company purchased a property in Lafayette,
           Louisiana for $8,377 subject to an existing net lease with Bell South Telecommunications, Inc. ("Bell South"). The purchase was funded through the assumption of an existing mortgage loan of $6,098 and the issuance of 112,904 shares of the Company with a value of $1,902. The Bell South lease has a remaining term of ten years through December 2009 and provides for six five-year renewals at the lessee's option. Annual rent is $1,096 with an increase to $1,351 in January 2005. Bell South has the option to purchase the property at the end of the initial and any extended term at fair market value.

        In connection with the purchase of the Bell South property, the Company paid off the mortgage loan that had been scheduled to mature on January 1, 2000 and obtained new mortgage financing for $5,995. The new limited recourse mortgage loan provides for monthly payments of principal and interest of $60 at an annual interest rate of 8.11% through July 1, 2005 at which time the monthly payments will increase to $70. The loan will mature on January 1, 2010 at which time a balloon payment will be due. The loan may not be prepaid; however, the Company may defease the loan.

        In connection with performing services relating to the Company's real estate purchases in 1999 and 1998, an affiliate of the Company received acquisition fees of $480 and $1,001, respectively.

                              CAREY DIVERSIFIED LLC
                         NOTES to CONSOLIDATED/COMBINED
                        FINANCIAL STATEMENTS (Continued)



15. Selected Quarterly Financial Data (unaudited):



                       Three Months  Three Months Three Months   Three Months
                         ended         ended       ended           ended
                       March 31,      June 30,   September 30,     December 31,
                         1999          1999        1999             1999

Revenues               $21,114       $21,877     $23,731         $21,784

Expenses                11,084        11,687      13,872          17,478

Income before
extraordinary items      9,866         9,620       9,470           5,122

Net income               9,827         9,620       9,470           5,122

Net income per share -
  basic and diluted        .39           .38         .37             .20

Dividends declared
  per share              .4175         .4175       .4175           .4175


16.  Stock Options and Warrants:

        In January 1998, W. P. Carey was granted warrants to purchase 2,284,800 shares exercisable at $21 per share and 725,930 shares exercisable at $23 per share as compensation for investment banking services in connection with structuring the consolidation on the CPA(R) Partnerships. The warrants are exercisable until January 2009.

         The Company maintains stock option plans pursuant to which share options may be issued. The 1997 Share Incentive Plan (the "Incentive Plan") authorizes the issuance of up to 700,000 shares. The Company Non-Employee Directors' Plan (the "Directors' Plan") authorizes the issuance of up to 300,000 shares.


         The Incentive Plan provides for the grant of (i) share options which may or may not qualify as incentive stock options, (ii) performance shares, (iii) dividend equivalent rights and (iv) restricted shares. In 1999, 38,500 share options were granted at an exercise price of $19.69 per share. In 1998, share options for 113,500 shares were granted at an exercise price of $20 per share. The options granted under the Incentive Plan have a 10-year term and are exercisable for one-third of the granted options on the first, second and third anniversaries of the date of grant. The vesting of grants, however, may be accelerated upon a change in control of the Company and under certain other conditions.

         The Directors' Plan provides for the same terms as the Incentive Plan.
           In 1999, 12,704 share options were granted at exercise prices ranging from $17.25 to $19.69 per share. In 1998, 23,846 share options were granted at an exercise price of $20 per share.

                              CAREY DIVERSIFIED LLC
                         NOTES to CONSOLIDATED/COMBINED
                        FINANCIAL STATEMENTS (Continued)



         Share option and warrant activity is as follows:


                                                          Weighted Average
                                           Number of       Exercise Price
                                            Shares            Per Share
         Balance at January 1, 1998              -
         Granted                          3,148,076            $21.42
         Exercised
         Forfeited
                                          ---------            ------
         Balance at December 31, 1998     3,148,076            $21.42
         Granted                             51,204            $19.31
         Exercised
         Forfeited
                                          ---------            ------
         Balance at December 31, 1999     3,199,280            $21.38
                                          =========            ======

         At December 31, 1998 and 1999, the range of exercise prices and weighted-average remaining contractual life of outstanding share options and warrants was $20 to $23 and ten years and $17.25 to $23.00 and 9.01 years, respectively.

         The per share weighted average fair value of share options issued during 1999 was estimated to be $1.48, using a binomial option pricing formula. The more significant assumptions underlying the determination of the weighted average fair value include a risk-free interest rate of 5.54% a volatility factor of 18.35%, a dividend yield of 7.64% and an expected life of ten years.

         The per share weighted average fair value of share options and warrants issued during 1998 were estimated to be $1.45 using a binomial option pricing formula. The more significant assumptions underlying the determination of the weighted average fair value include a risk-free interest rate of 5.36%, a volatility factor of 18.16%, a dividend yield of 7.33% and an expected life of ten years.

         The Company has elected to adopt the disclosure only provisions of SFAS
           No. 123. If stock based compensation cost had been recognized based upon fair value at the date of grant for options awarded under the two plans in accordance with the provisions of SFAS No. 123, pro forma net income for 1999 and 1998 would have been $33,964 and $38,299 and pro forma basic and diluted earnings per share would have been unchanged for 1999 and $1.54 for 1998.

                              CAREY DIVERSIFIED LLC
                         NOTES to CONSOLIDATED/COMBINED
                        FINANCIAL STATEMENTS (Continued)



17.  Segment Reporting:

          The Company has determined that it operates in two business segments - real estate operations with domestic and international investments and hotel operations. The two segments are summarized as follows:


                                  Real Estate    Hotel   Total Company
     Revenues:
         1999                      $82,731     $ 5,775     $ 88,506
         1998                       79,041       6,289       85,330
         1997                       81,748      14,523       96,271

     Operating and interest
      expenses:
       (excluding depreciation
        and amortization)
         1999                      $38,267     $ 4,662      $42,929
         1998                       31,570       4,956       36,526
         1997                       35,399      10,748       46,147

     Income from equity
      investments:
         1999                     $  1,886                 $  1,886
         1998                        1,837                    1,837
         1997                        2,076                    2,076

     Net operating income
       (1):
         1999                     $ 32,561      $1,046      $33,607
         1998                       36,320       1,253       37,573
         1997                       35,447       3,549       38,996

     Total assets:
         1999                     $848,526     $ 7,733     $856,259
         1998                      804,755       8,509      813,264
         1997                      497,722      25,698      523,420

     Total long-lived
      assets:
         1999                     $825,411     $ 6,753     $832,164
         1998                      784,368       7,013      791,381
         1997                      461,723      23,333      485,056


          The Company acquired its first international real estate investment in 1998. For 1999, geographic information is as follows:


                                   Domestic    International     Total Company
                                   --------    -------------     -------------
     Revenues                     $ 86,458     $ 2,048           $ 88,506
     Operating and interest
      expense                       41,850       1,079             42,929
     Net operating income           32,752         855             33,607
     Total assets                  834,045      22,214            856,259
     Total long-lived assets       810,402      21,762            832,164

        For 1998, geographic information is as follows:

                                Domestic     International   Total Company
                                --------     -------------   -------------
     Revenues                     $ 84,503     $   827       $ 85,330
     Operating and interest
     expense                        35,982         544         36,526
     Net operating income           37,477          96         37,573
     Total assets                  789,884      23,380        813,264
     Total long-lived assets       772,413      18,968        791,381

(1) Net operating income represents income before gains and extraordinary items.

                              CAREY DIVERSIFIED LLC
                         NOTES to CONSOLIDATED/COMBINED
                        FINANCIAL STATEMENTS (Continued)



18.  Accounting Pronouncement:

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective January 1, 2000, which establishes accounting and reporting standards for derivative instruments. The Company believes that upon adoption SFAS will not have a material impact on the consolidated financial statements.

19. Proposed Acquisition:


         On December 20, 1999, the Company, Carey Management and W. P. Carey entered into an Agreement and Plan of Merger whereby the Company would acquire certain assets relating to Carey Management's and
           W. P. Carey's real estate investment advisory business. The Merger is subject to the approval of the shareholders of the Company. Pursuant to the Agreement and Plan of Merger, the Company will acquire all of the business operations of Carey Management and W. P. Carey and its subsidiaries and affiliates in exchange for 8,000,000 shares of the Company. Up to an additional 2,000,000 shares will be paid over four years if specified performance criteria are satisfied. The assets and liabilities to be acquired include, but are not limited to, all the stock of Carey Management and W. P. Carey, the Advisory Agreements to four real estate investment trusts that are managed by an affiliate of Carey Management, the management agreement with the Company and the employees of W. P. Carey.

Item 9.  Disagreements on Accounting and Financial Disclosure.

            NONE

                                   PART III


Item 10. Directors and Executive Officers of the Registrant.


            This information will be contained in Company's definitive Proxy Statement with respect to the Company's 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.


Item 11. Executive Compensation.


            This information will be contained in Company's definitive Proxy Statement with respect to the Company's 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.


Item 12. Security Ownership of Certain Beneficial Owners and
         Management.


            This information will be contained in Company's definitive Proxy Statement with respect to the Company's 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.


Item 13. Certain Relationships and Related Transactions.


            This information will be contained in Company's definitive Proxy Statement with respect to the Company's 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

                                     PART IV


Item 14.     Exhibits, Financial Statement Schedules and Reports on
             Form 8-K


  (a) 1.     Financial Statements:

             The following financial statements are filed as a part of this
Report:

  Consolidated/Combined Report of Independent Accountants.

  Consolidated Balance Sheets, December 31, 1999 and 1998.

  Consolidated/Combined Statements of Income for the years ended December 31, 1999, 1998 and 1997.

  Consolidated Statements of Members' Equity for the years ended December 31, 1999 and 1998

  Combined Statement of Partners' Capital for the year ended December 31,
  1997.

  Consolidated/Combined Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

  Notes to Consolidated/Combined Financial Statements.






  (a) 2.     Financial Statement Schedule:

             The following schedule is filed as a part of this Report:

  Schedule III - Real Estate and Accumulated Depreciation as of December 31,
  1999.

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

    21.1       List of Registrant Subsidiaries                                          Filed herewith

    23.1       Consent of PricewaterhouseCoopers LLP                                    Filed herewith

    99.13      Amended and Restated Agreement of Limited Partnership                    Exhibit 99.13 to Registration
               of CPA(R):1.                                                             Statement on Form S-4
                                                                                        (No. 333-37901)

    99.14      Amended and Restated Agreement of Limited Partnership                    Exhibit 99.14 to Registration
               of CPA(R):2.                                                             Statement on Form S-4
                                                                                        (No. 333-37901)

Exhibit                                                                                       Method of
  No.             Description                                                                  Filing
-------           -----------                                                                 ---------
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

    99.18      Amended and Restated Agreement of Limited Partnership                    Exhibit 99.18 to Registration
               of CPA(R):6.                                                             Statement on Form S-4
                                                                                        (No. 333-37901)

    99.19      Amended and Restated Agreement of Limited Partnership                    Exhibit 99.19 to Registration
               of CPA(R):7.                                                             Statement on Form S-4
                                                                                        (No. 333-37901)

    99.20      Amended and Restated Agreement of Limited Partnership                    Exhibit 99.20 to Registration
               of CPA(R):8.                                                             Statement on Form S-4
                                                                                        (No. 333-37901)

    99.21      Amended and Restated Agreement of Limited Partnership                    Exhibit 99.21 to Registration
               of CPA(R):9.                                                             Statement on Form S-4
                                                                                        (No. 333-37901)

    99.22      Listed Share Purchase Warrant.                                           Exhibit 99.22 to Registration
                                                                                        Statement on Form S-4
                                                                                        ( No. 333-37901)

    99.23      Press release from Carey Diversified LLC                                 Exhibit 99.1 to Form 8-K
               (March 26, 1998)                                                         dated May 15, 1998

    99.24      Press release from Carey Diversified LLC                                 Exhibit 99.1 to Form 8-K
               (November 30, 1999)                                                      dated December 2, 1999

    99.25      Presentation to Analysts                                                 Exhibit 99.2 to Form 8-K
                                                                                        dated December 2, 1999


    (b) Report on Form 8-K:

                  During the quarter ended December 31, 1999, the Company filed a report on Form 8-K dated December 2, 1999 under Item 5 - Other Events.

                                                    SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                    CAREY DIVERSIFIED LLC

4/7/2000                            BY:      /s/ John J. Park
--------                               -----------------------------------------
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

                                    BY:     CAREY DIVERSIFIED LLC

4/7/2000                            BY:      /s/ Francis J. Carey
--------                               -----------------------------------------
     Date                                   Francis J. Carey
                                            Chairman of the Board, Chief
                                            Executive Officer and Director
                                            (Principal Executive Officer)

4/7/2000                            BY:      /s/ William P. Carey
--------                               -----------------------------------------
     Date                                   William P. Carey
                                            Chairman of the Executive Committee
                                            and Director

4/7/2000                            BY:      /s/ Gordon F. DuGan
--------                               -----------------------------------------
      Date                                  Gordon F. DuGan
                                            President, Chief Acquisitions
                                            Officer and Director

4/7/2000                            BY:      /s/ Donald E. Nickelson
--------                               -----------------------------------------
     Date                                   Donald E. Nickelson
                                            Chairman of the Audit Committee and
                                            Director

4/7/2000                            BY:      /s/ Eberhard Faber IV
--------                               -----------------------------------------
     Date                                   Eberhard Faber IV
                                            Director

4/7/2000                            BY:      /s/ Dr. Lawrence R. Klein
--------                               -----------------------------------------
     Date                                   Dr. Lawrence R. Klein
                                            Director

4/7/2000                            BY:      /s/ Charles C. Townsend, Jr.
--------                               -----------------------------------------
     Date                                   Charles C. Townsend, Jr.
                                            Director

4/7/2000                            BY:      /s/ Reginald Winssinger
--------                               -----------------------------------------
     Date                                   Reginald Winssinger
                                            Director

4/7/2000                            BY:      /s/ John J. Park
--------                               -----------------------------------------
     Date                                   John J. Park
                                            Executive Vice President, Chief
                                            Financial Officer and Treasurer
                                            (Principal Financial Officer)

4/7/2000                            BY:      /s/ Claude Fernandez
--------                               -----------------------------------------
     Date                                   Claude Fernandez
                                            Executive Vice President, Chief
                                            Administrative Officer
                                            (Principal Accounting Officer)

                     CAREY DIVERSIFIED LLC and SUBSIDIARIES

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1999

                                                       Initial Cost to Company                 Cost
                                                 -----------------------------------        Capitalized        Increase
                                                                            Personal       Subsequent to     (decrease) in
 Description                  Encumbrances       Land         Buildings     Property      Acquisition(a)   Net Investment (b)
 -----------                  ------------       ----         ---------     --------      ----------------------------------
Operating Method:
 Office, warehouse and
  manufacturing buildings
  leased to various tenants
  in Broomfield, Colorado     $ 1,990,288   $  247,993      $ 2,538,263                    1,200,000

 Office and manufacturing
  building leased to IMO
  Industries Inc.               1,245,486      814,267        4,761,042

 Distribution facilities
  and warehouses
  leased to
  The Gap, Inc.                13,690,953    1,525,593       21,427,148

 Supermarkets
  leased to Winn-Dixie
  Stores, Inc.                                 855,196        6,762,374

 Land leased to
  Kobacker Stores, Inc.                      1,186,443

 Warehouse and manufac-
  turing plant
  leased to Pre Finish
  Metals Incorporated                          324,046        8,408,833

 Retail store leased
  to A. Jones                                   16,452           80,937

 Retail store leased
  to Wexler & Wexler                            73,267          116,019

 Retail stores leased to
  Kinko's of Ohio, Inc.                         14,844          185,541

 Warehouse and distribution
  center leased to, B&G
  Contract Packaging, Inc.                     201,721        2,870,928

                                 Gross Amount at which Carried at Close of Period (c)
                                 ----------------------------------------------------
                                                        Personal
 Description                     Land       Buildings   Property   Total
 -----------                     ----       ---------   --------   -----
Operating Method:
 Office, warehouse and
  manufacturing buildings
  leased to various tenants
  in Broomfield, Colorado     $  247,993   $ 3,738,263             $ 3,986,256

 Office and manufacturing
  building leased to IMO
  Industries Inc.                814,267     4,761,042               5,575,309

 Distribution facilities
  and warehouses
  leased to
  The Gap, Inc.                1,525,593    21,427,148              22,952,741

 Supermarkets
  leased to Winn-Dixie
  Stores, Inc.                   855,196     6,762,374               7,617,570

 Land leased to
  Kobacker Stores, Inc.        1,186,443                             1,186,443

 Warehouse and manufac-
  turing plant
  leased to Pre Finish
  Metals Incorporated            324,046     8,408,833               8,732,879

 Retail store leased
  to A. Jones                     16,452        80,937                  97,389

 Retail store leased
  to Wexler & Wexler              73,267       116,019                 189,286

 Retail stores leased to
  Kinko's of Ohio, Inc.           14,844       185,541                 200,385

 Warehouse and distribution
  center leased to, B&G
  Contract Packaging, Inc.       201,721     2,870,928               3,072,649


                                                                  Life on which
                                                              Depreciation In Latest
                              Accumulated                      Statement of Income
 Description                  Depreciation   Date Acquired        is Computed
 -----------                  ------------   -------------    --------------------
Operating Method:
 Office, warehouse and
  manufacturing buildings
  leased to various tenants
  in Broomfield, Colorado     $  138,164     January 1, 1998         40  yrs.

 Office and manufacturing
  building leased to IMO
  Industries Inc.                238,052     January 1, 1998         40  yrs.

 Distribution facilities
  and warehouses
  leased to
  The Gap, Inc.                1,071,357     January 1, 1998         40  yrs.

 Supermarkets
  leased to Winn-Dixie
  Stores, Inc.                   338,118     January 1, 1998         40  yrs.

 Land leased to
  Kobacker Stores, Inc.                      January 1, 1998         N/A

 Warehouse and manufac-
  turing plant
  leased to Pre Finish
  Metals Incorporated            420,442     January 1, 1998         40  yrs.

 Retail store leased
  to A. Jones                      4,046     January 1, 1998         40  yrs.

 Retail store leased
  to Wexler & Wexler               5,800     January 1, 1998         40  yrs.

 Retail stores leased to
  Kinko's of Ohio, Inc.            9,277     January 1, 1998         40  yrs.

 Warehouse and distribution
  center leased to, B&G
  Contract Packaging, Inc.       143,546     January 1, 1998         40  yrs.

                     CAREY DIVERSIFIED LLC and Subsidiaries

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1999


                                                           Initial Cost to Company                 Cost
                                                     -----------------------------------        Capitalized        Increase
                                                                                Personal       Subsequent to     (decrease) in
 Description                      Encumbrances       Land         Buildings     Property      Acquisition(a)   Net Investment (b)
 -----------                      ------------       ----         ---------     --------      ----------------------------------
Operating Method (continued):
 Land leased to Unisource
  Worldwide, Inc.                 1,931,903        4,573,360

 Centralized telephone
  bureau leased to Excel
 Communications, Inc.                                925,162        4,023,627

 Dairy processing
  facility in Los Angeles,
  California                                       2,283,470       10,911,060                  $   373,503

 Office building in
  Beaumont, Texas
  leased to Petrocon
  Engineering, Inc. and
  Olmstead Kirk Paper Company                        164,113        2,343,849

 Office, manufacturing
  and warehouse
  buildings leased to
  Continental Casualty
  Company                                          1,389,951        5,337,002

 Warehouse and
  distribution center
  in Salisbury,
  North Carolina                                     246,949        5,034,911                    1,301,707

 Manufacturing and office
  buildings leased to Penn
  Virginia Corporation                               652,668        4,080,613

 Land leased to
  Exide Electronics
  Corporation                                      1,638,012

 Motion picture theaters leased
  to Harcourt General
  Corporation                     1,568,453        1,527,425        5,709,495


                                 Gross Amount at which Carried at Close of Period (c)
                                 ------------------------------------------------------
                                                                Personal
 Description                     Land           Buildings       Property          Total
 -----------                     ----           ---------       --------          -----
Operating Method (continued):
 Land leased to Unisource
  Worldwide, Inc.                4,573,360                                      4,573,360

 Centralized telephone
  bureau leased to Excel
 Communications, Inc.              925,162       4,023,627                      4,948,789

 Dairy processing
  facility in Los Angeles,
  California                     2,656,973      10,911,060                     13,568,033

 Office building in
  Beaumont, Texas
  leased to Petrocon
  Engineering, Inc. and
  Olmstead Kirk Paper Company      164,113       2,343,849                      2,507,962

 Office, manufacturing
  and warehouse
  buildings leased to
  Continental Casualty
  Company                        1,389,951       5,337,002                      6,726,953

 Warehouse and
  distribution center
  in Salisbury,
  North Carolina                   246,949       6,336,618                      6,583,567

 Manufacturing and office
  buildings leased to Penn
  Virginia Corporation             652,668       4,080,613                      4,733,281

 Land leased to
  Exide Electronics
  Corporation                    1,638,012                                      1,638,012

 Motion picture theaters leased
  to Harcourt General
  Corporation                    1,527,425       5,709,495                      7,236,920


                                                                                                  Life on which
                                                                                              Depreciation In Latest
                                     Accumulated                                              Statement of Income
 Description                         Depreciation            Date Acquired                         is Computed
 -----------                         ------------            -------------                    ---------------------
Operating Method (continued):
 Land leased to Unisource
  Worldwide, Inc.                                            January 1, 1998                        N/A

 Centralized telephone
  bureau leased to Excel
 Communications, Inc.                  201,180               January 1, 1998                      40  yrs.

 Dairy processing
  facility in Los Angeles,
  California                         1,520,729               January 1, 1998                       5  yrs.

 Office building in
  Beaumont, Texas
  leased to Petrocon
  Engineering, Inc. and
  Olmstead Kirk Paper Company          117,190               January 1, 1998                      40  yrs.

 Office, manufacturing
  and warehouse
  buildings leased to
  Continental Casualty
  Company                              266,850               January 1, 1998                      40  yrs.

 Warehouse and
  distribution center
  in Salisbury,
  North Carolina                       290,296               January 1, 1998                      40  yrs.

 Manufacturing and office
  buildings leased to Penn
  Virginia Corporation                 203,760               January 1, 1998                      40 yrs.

 Land leased to
  Exide Electronics
  Corporation                                                January 1, 1998                        N/A

 Motion picture theaters leased
  to Harcourt General
  Corporation                          285,474               January 1, 1998                      40 yrs.

                     CAREY DIVERSIFIED LLC and Subsidiaries

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1999

                                                         Initial Cost to Company                 Cost
                                                   -----------------------------------        Capitalized        Increase
                                                                              Personal       Subsequent to     (decrease) in
 Description                    Encumbrances       Land         Buildings     Property      Acquisition(a)   Net Investment (b)
 -----------                    ------------       ----         ---------     --------      ----------------------------------
Operating Method (continued):
 Warehouse/ office research
   and manufacturing
  facilities leased to
  Lockheed Martin
  Corporation                                    2,617,330       14,752,353                      539,706

 Warehouse and office
  facility leased to
  Kinney Shoe Corporation/
  Armel, Inc.                                    1,173,108        3,368,141

 Manufacturing and office
  facility leased to
  Yale Security, Inc.                              345,323        3,913,657

 Manufacturing facilities
  leased to AP Parts
  International, Inc.           4,121,009          447,170       12,337,106

 Manufacturing facilities
  leased To
  Northern Tube, Inc.                               31,725        1,691,580

 Manufacturing facilities
  leased to Anthony's
  Manufacturing
  Company, Inc.                                  2,051,769        5,321,776

 Manufacturing facilities
  leased to Swiss
  M-Tex, L.P.                                      263,618        4,046,406



 Land leased to
  AutoZone, Inc.               16,798,764        9,382,198

 Retail stores leased to
  Northern Auto, Inc.                            3,202,467        2,711,994

 Retail stores leased tp
  General Textiles, Inc.                           129,173          313,107


                                 Gross Amount at which Carried at Close of Period (c)
                                 ----------------------------------------------------
                                                              Personal
 Description                     Land         Buildings       Property          Total
 -----------                     ----         ---------       --------          -----
Operating Method (continued):
 Warehouse/ office research
   and manufacturing
  facilities leased to
  Lockheed Martin
  Corporation                  2,617,330      15,292,059                     17,909,389

 Warehouse and office
  facility leased to
  Kinney Shoe Corporation/
  Armel, Inc.                  1,173,108       3,368,141                      4,541,249

 Manufacturing and office
  facility leased to
  Yale Security, Inc.            345,323       3,913,657                      4,258,980

 Manufacturing facilities
  leased to AP Parts
  International, Inc.            447,170      12,337,106                     12,784,276

 Manufacturing facilities
  leased To
  Northern Tube, Inc.             31,725       1,691,580                      1,723,305

 Manufacturing facilities
  leased to Anthony's
  Manufacturing
  Company, Inc.                2,051,769       5,321,776                      7,373,545

 Manufacturing facilities
  leased to Swiss
  M-Tex, L.P.                    263,618       4,046,406                      4,310,024



 Land leased to
  AutoZone, Inc.               9,382,198                                      9,382,198

 Retail stores leased to
  Northern Auto, Inc.          3,202,467       2,711,994                      5,914,461

 Retail stores leased tp
  General Textiles, Inc.         129,173         313,107                        442,280


                                                                             Life on which
                                                                         Depreciation In Latest
                                 Accumulated                               Statement of Income
 Description                     Depreciation     Date Acquired               is Computed
 -----------                     ------------     -------------          ---------------------
Operating Method (continued):
 Warehouse/ office research
   and manufacturing
  facilities leased to
  Lockheed Martin
  Corporation                    760,501               January 1, 1998                      40 yrs.

 Warehouse and office
  facility leased to
  Kinney Shoe Corporation/
  Armel, Inc.                    168,407               January 1, 1998                      40 yrs.

 Manufacturing and office
  facility leased to
  Yale Security, Inc.            195,683               January 1, 1998                      40 yrs.

 Manufacturing facilities
  leased to AP Parts
  International, Inc.            616,856               January 1, 1998                      40 yrs.

 Manufacturing facilities
  leased To
  Northern Tube, Inc.             84,579               January 1, 1998                      40 yrs.

 Manufacturing facilities
  leased to Anthony's
  Manufacturing
  Company, Inc.                  266,089               January 1, 1998                      40 yrs.

 Manufacturing facilities
  leased to Swiss
  M-Tex, L.P.                    202,320               January 1, 1998                      40 yrs.



 Land leased to
  AutoZone, Inc.                                      January 1, 1998                     N/A

 Retail stores leased to
  Northern Auto, Inc.            135,600              January 1, 1998                      40 yrs.

 Retail stores leased tp
  General Textiles, Inc.          15,655              January 1, 1998                      40 yrs.

                     CAREY DIVERSIFIED LLC and Subsidiaries

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1999


                                                         Initial Cost to Company                 Cost
                                                   -----------------------------------        Capitalized        Increase
                                                                              Personal       Subsequent to     (decrease) in
 Description                     Encumbrances       Land         Buildings     Property      Acquisition(a)   Net Investment (b)
 -----------                     ------------       ----         ---------     --------      ----------------------------------
Operating Method (continued):
 Retail stores leased to
  Fact 2U, Inc.                                   77,099          236,231

 Office facility leased to
  Bell Atlantic Corporation                      219,548        1,578,592

 Land leased to Sybron
  International Corporation                    1,135,003

United States Postal Service,
  Office facility leased to
  General Services
  Administration
  and Comark, Inc.                             1,074,640       11,452,967                       73,905

 Manufacturing and office
  facility leased to
  Allied Plywood Corp.                           459,593        1,351,737

 Manufacturing and office
  facility leased to
  StairPans
  of America, Inc.                               139,004        1,758,648

 Manufacturing facilities
  leased to Quebecor
  Printing Inc.                 9,535,543      4,458,047       18,695,004

 Land leased to High
  Voltage Engineering
  Corp.                                        1,954,882

 Manufacturing facility
  leased to
  Wozniak Industries, Inc.                       864,638        2,677,512                        1,745

 Distribution and office
  facilities leased to
  Federal Express
  Corporation                                    335,189        1,839,331

                                 Gross Amount at which Carried at Close of Period (c)
                                 ----------------------------------------------------
                                                              Personal
 Description                      Land         Buildings       Property          Total
 -----------                      ----         ---------       --------          -----
Operating Method (continued):
 Retail stores leased to
  Fact 2U, Inc.                      77,099         236,231                        313,330

 Office facility leased to
  Bell Atlantic Corporation         219,548       1,578,592                      1,798,140

 Land leased to Sybron
  International Corporation       1,135,003                                      1,135,003

United States Postal Service,
  Office facility leased to
  General Services
  Administration
  and Comark, Inc.                1,074,640      11,526,872                     12,601,512

 Manufacturing and office
  facility leased to
  Allied Plywood Corp.              459,593       1,351,737                      1,811,330

 Manufacturing and office
  facility leased to
  StairPans
  of America, Inc.                  139,004       1,758,648                      1,897,652

 Manufacturing facilities
  leased to Quebecor
  Printing Inc.                   4,458,047      18,695,004                     23,153,051

 Land leased to High
  Voltage Engineering
  Corp.                           1,954,882                                      1,954,882

 Manufacturing facility
  leased to
  Wozniak Industries, Inc.          864,638       2,679,257                      3,543,895

 Distribution and office
  facilities leased to
  Federal Express
  Corporation                       335,189       1,839,331                      2,174,520


                                                                            Life on which
                                                                        Depreciation In Latest
                                 Accumulated                               Statement of Income
 Description                     Depreciation     Date Acquired               is Computed
 -----------                     ------------     -------------          ---------------------
Operating Method (continued):
 Retail stores leased to
  Fact 2U, Inc.                     11,811          January 1, 1998             40 yrs.

 Office facility leased to
  Bell Atlantic Corporation         78,929          January 1, 1998             40 yrs.

 Land leased to Sybron
  International Corporation                         January 1, 1998               N/A

United States Postal Service,
  Office facility leased to
  General Services
  Administration
  and Comark, Inc.                 573,588          January 1, 1998             40 yrs.

 Manufacturing and office
  facility leased to
  Allied Plywood Corp.              67,587          January 1, 1998             40 yrs.

 Manufacturing and office
  facility leased to
  StairPans
  of America, Inc.                  87,933          January 1, 1998             40 yrs.

 Manufacturing facilities
  leased to Quebecor
  Printing Inc.                    934,750          January 1, 1998             40 yrs.

 Land leased to High
  Voltage Engineering
  Corp.                                             January 1, 1998               N/A

 Manufacturing facility
  leased to
  Wozniak Industries, Inc.         133,961          January 1, 1998               40 yrs.

 Distribution and office
  facilities leased to
  Federal Express
  Corporation                       91,966          January 1, 1998               40 yrs.

                     CAREY DIVERSIFIED LLC and Subsidiaries

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1999


                                                         Initial Cost to Company                 Cost
                                                   -----------------------------------         Capitalized        Increase
                                                                                Personal       Subsequent to     (decrease) in
 Description                      Encumbrances       Land         Buildings     Property      Acquisition(a)   Net Investment (b)
 -----------                      ------------       ----         ---------     --------      ----------------------------------
Operating Method (continued):
 Land leased to Dr Pepper
  Bottling Company
  of Texas                                       9,795,193

 Manufacturing facility
  leased to Detroit Diesel
  Corporation                      20,238,699    5,967,620       31,730,547

 Engineering and
  Fabrication facility
  leased to Orbital
  Sciences Corporation             14,875,614    5,034,749       18,956,971                    2,185,077

 Distribution
  facility leased to
  PepsiCo, Inc.                                    166,745          884,772

 Land leased to Childtime
  Childcare, Inc.                     482,373    1,673,925                                           324

 Hotel leased to Livho, Inc.                     2,765,094       11,086,650      2,711,519     4,264,238

 Retail store leased to Eagle
  Hardware and Garden, Inc.        10,846,197    4,125,000       11,811,641                      376,088

 Office building in Pantin,
  France leased to
  four lessees                      7,210,132    2,674,914        8,113,120                                     (531,115)

 Office facility in Mont Saint
  Argany, France leased to
  Tellit Assurances                 3,783,469      542,968        5,286,915                                     (553,046)

 Portfolio of seven properties
  In Houston, Texas
leased to 15 lessees               10,057,481    3,260,000       22,574,073

                                      Gross Amount at which Carried at Close of Period (c)
                                       ----------------------------------------------------
                                                                     Personal
 Description                            Land         Buildings       Property          Total
 -----------                            ----         ---------       --------          -----
Operating Method (continued):
 Land leased to Dr Pepper
  Bottling Company
  of Texas                              9,795,193                                      9,795,193

 Manufacturing facility
  leased to Detroit Diesel
  Corporation                           5,967,620      31,730,547                     37,698,167

 Engineering and
  Fabrication facility
  leased to Orbital
  Sciences Corporation                  5,034,749      21,142,048                     26,176,797

 Distribution
  facility leased to
  PepsiCo, Inc.                           166,745         884,772                      1,051,517

 Land leased to Childtime
  Childcare, Inc.                       1,674,249                                      1,674,249

 Hotel leased to Livho, Inc.            2,765,094      14,852,839      3,209,568      20,827,501

 Retail store leased to Eagle
  Hardware and Garden, Inc.             4,476,416      11,836,313                     16,312,729

 Office building in Pantin,
  France leased to
  four lessees                          2,450,830       7,806,089                     10,256,919

 Office facility in Mont Saint
  Argany, France leased to
  Tellit Assurances                       488,359       4,788,478                      5,276,837

 Portfolio of seven properties
  In Houston, Texas
leased to 15 lessees                    3,260,000      22,574,073                     25,834,073

                                                                                  Life on which
                                                                               Depreciation In Latest
                                        Accumulated                               Statement of Income
 Description                            Depreciation     Date Acquired               is Computed
 -----------                            ------------     -------------          ---------------------
Operating Method (continued):
 Land leased to Dr Pepper
  Bottling Company
  of Texas                                                 January 1, 1998               N/A

 Manufacturing facility
  leased to Detroit Diesel
  Corporation                           1,586,527          January 1, 1998              40 yrs.

 Engineering and
  Fabrication facility
  leased to Orbital
  Sciences Corporation                    981,980          January 1, 1998              40 yrs.

 Distribution
  facility leased to
  PepsiCo, Inc.                            44,239          January 1, 1998              40 yrs.

 Land leased to Childtime
  Childcare, Inc.                                          January 1, 1998               N/A

 Hotel leased to Livho, Inc.            1,303,887          January 1, 1998              7-40 yrs.

 Retail store leased to Eagle
  Hardware and Garden, Inc.               504,411          April 23, 1998               40 yrs.

 Office building in Pantin,
  France leased to
  four lessees                            295,790          May 27, 1998                 40 yrs.

 Office facility in Mont Saint
  Argany, France leased to
  Tellit Assurances                       151,411          June 10, 1998                40 yrs.

 Portfolio of seven properties
  In Houston, Texas
leased to 15 lessees                      869,910          June 15, 1998                40 yrs.

                     CAREY DIVERSIFIED LLC and Subsidiaries

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1999


                                                           Initial Cost to Company                 Cost
                                                     -----------------------------------         Capitalized        Increase
                                                                                Personal       Subsequent to     (decrease) in
 Description                      Encumbrances       Land         Buildings     Property      Acquisition(a)   Net Investment (b)
 -----------                      ------------       ----         ---------     --------      --------------   ------------------
Operating Method (continued):

 Office facility leased to
  Sprint Spectrum L.P.                           1,190,000        9,352,965

 Office facility leased to
  Direction Regional des
  Affaires Sanitaires et
  Sociales                          1,462,839      303,061        2,109,731                                     (310,243)

 Office facility leased to
  Cendant Operations, Inc.                         351,445        5,980,736

 Office facility leased to
  Bellsouth
  Telecommunications                5,995,498      720,000        7,708,458

 Office building in
  Lille and Indre et Loire,
  France leased to
  Gist-Brocades France S.A.         3,642,171      451,168        4,478,891                                     (238,571)

 Office facility leased to
  America West
  Holdings Corp.                   18,533,528    2,274,782       26,701,663

 Vacant                                            747,449
                                 ------------  -----------     ------------     ----------   -----------     -----------
                                 $148,010,401  $91,066,569     $339,414,917     $2,711,519   $10,316,293     $(1,632,975)
                                 ============  ===========     ============     ==========   ===========     ===========


                                     Gross Amount at which Carried at Close of Period (c)
                                     ----------------------------------------------------
                                                                   Personal
 Description                          Land         Buildings       Property          Total
 -----------                          ----         ---------       --------          -----
Operating Method (continued):

 Office facility leased to
  Sprint Spectrum L.P.              1,190,000       9,352,965                     10,542,965

 Office facility leased to
  Direction Regional des
  Affaires Sanitaires et
  Sociales                            259,604       1,842,945                      2,102,549

 Office facility leased to
  Cendant Operations, Inc.            351,445       5,980,736                      6,332,181

 Office facility leased to
  Bellsouth
  Telecommunications                  720,000       7,708,458                      8,428,458

 Office building in
  Lille and Indre et Loire,
  France leased to
  Gist-Brocades France S.A.           428,307       4,263,181                      4,691,488

 Office facility leased to
  America West
  Holdings Corp.                    2,274,782      26,701,663                     28,976,445
 Vacant                               747,449                                        747,449
                                 -----------    ------------    -----------    ------------
                                 $91,446,801    $347,219,954     $3,209,568    $441,876,323
                                 ===========    ============     ==========    ============


                                                                               Life on which
                                                                           Depreciation In Latest
                                    Accumulated                               Statement of Income
 Description                        Depreciation     Date Acquired               is Computed
 -----------                        ------------     -------------          ---------------------
Operating Method (continued):

 Office facility leased to
  Sprint Spectrum L.P.                253,469       July 1, 1998                   40 yrs.

 Office facility leased to
  Direction Regional des
  Affaires Sanitaires et
  Sociales                             46,268       November 16, 1998              40 yrs.

 Office facility leased to
  Cendant Operations, Inc.            213,318       February 19, 1999              40 yrs.

 Office facility leased to
  Bellsouth
  Telecommunications                    8,061       December 22, 1999              40 yrs.

 Office building in
  Lille and Indre et Loire,
  France leased to
  Gist-Brocades France S.A.            72,902       May 5, 1999                    40 yrs

 Office facility leased to
  America West
  Holdings Corp.                      443,120       January 1, 1998 and
 Vacant                                             July 23, 1998                  40 yrs.
                                  -----------
                                  $16,455,189
                                  ===========

                     CAREY DIVERSIFIED LLC and Subsidiaries

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1999


                                               Initial Cost to Company
                                               -----------------------
                                                                          Cost Capitalized      Increase
                                                                            Subsequent to   (Decrease) in Net
    Description              Encumbrances        Land        Buildings     Acquisition (a)    Investment (b)
    -----------              ------------        ----        ---------     ---------------   --------------
Direct financing method:

  Office buildings and
   warehouses leased to
  Unisource Worldwide, Inc.    $3,880,080    $  331,910      $12,281,102                        $   229,343

  Retail stores leased
   to Kobacker Stores,
   Inc.                                                        1,938,179

  Centralized Telephone
   Bureau leased to
   Western Union Financial
   Services, Inc.                               842,233        4,762,302                            (11,199)

  Computer Center
   leased to
   AT&T Corporation                             269,700        5,099,964                             (5,096)

  Warehouse and
   manufacturing
   buildings
   leased to Gibson
   Greetings, Inc.                            3,495,507       34,016,822                          1,624,897

  Warehouse and
   manufacturing
   buildings
   leased to CSS Industries,
   Inc./ Cleo, Inc.                           1,051,005       14,036,912                            167,813

Direct Financing Method
    (continued):

                                  Gross Amount at which
                             Carried at Close of Period (c)
    Description                           Total                        Date Acquired
    -----------                           -----                        -------------
Direct financing method:

  Office buildings and
   warehouses leased to
  Unisource Worldwide, Inc.            $12,842,355                     January 1, 1998

  Retail stores leased
   to Kobacker Stores,
   Inc.                                  1,938,179                     January 1, 1998

  Centralized Telephone
   Bureau leased to
   Western Union Financial
   Services, Inc.                        5,593,336                     January 1, 1998

  Computer Center
   leased to
   AT&T Corporation                      5,364,568                     January 1, 1998

  Warehouse and
   manufacturing
   buildings
   leased to Gibson
   Greetings, Inc.                      39,137,226                     January 1, 1998

  Warehouse and
   manufacturing
   buildings
   leased to CSS Industries,
   Inc./ Cleo, Inc.                     15,255,730                     January 1, 1998

Direct Financing Method
    (continued):

                     CAREY DIVERSIFIED LLC and Subsidiaries

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1999


                                               Initial Cost to Company
                                               -----------------------
                                                                          Cost Capitalized       Increase
                                                                            Subsequent to    (Decrease) in Net
    Description              Encumbrances        Land        Buildings     Acquisition (a)     Investment (b)
    -----------              ------------        ----        ---------     ---------------     --------------
Direct financing method:
(continued)

  Manufacturing,
    distribution and
    office buildings
    leased to
    Brodart Co.               2,690,525         445,383       11,323,899

  Manufacturing facility
    to Duff-Norton
    Company, Inc.                               726,981        8,263,635

  Manufacturing facilities
    leased to Rochester
    Button Company, Inc.                         43,753        1,235,328

  Manufacturing facilities
    leased to Thermadyne
  Holdings Corp.                              3,789,019       13,163,763

  Office and research
    facility leased to
    Exide Electronics
    Corporation                                                2,844,120

  Manufacturing
    facilities leased to
    DeVlieg Bullard, Inc.                       462,295        7,143,644

  Manufacturing
    facility leased to
    Penberthy Products, Inc.                     70,317        1,476,657

                                   Gross Amount at which
                              Carried at Close of Period (c)
    Description                            Total                        Date Acquired
    -----------                             -----                       -------------
Direct financing method:
(continued)

  Manufacturing,
    distribution and
    office buildings
    leased to
    Brodart Co.                         11,769,282                     January 1, 1998

  Manufacturing facility
    to Duff-Norton
    Company, Inc.                        8,990,616                     January 1, 1998

  Manufacturing facilities
    leased to Rochester
    Button Company, Inc.                 1,279,081                     January 1, 1998

  Manufacturing facilities
    leased to Thermadyne
  Holdings Corp.                        16,952,782                     January 1, 1998

  Office and research
    facility leased to
    Exide Electronics
    Corporation                          2,844,120                     January 1, 1998

  Manufacturing
    facilities leased to
    DeVlieg Bullard, Inc.                7,605,939                     January 1, 1998

  Manufacturing
    facility leased to
    Penberthy Products, Inc.             1,546,974                     January 1, 1998

                     CAREY DIVERSIFIED LLC and Subsidiaries

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1999

                                                Initial Cost to Company
                                               -----------------------
                                                                          Cost Capitalized       Increase
                                                                            Subsequent to    (Decrease) in Net
    Description              Encumbrances        Land        Buildings     Acquisition (a)    Investment (b)
    -----------              ------------        ----        ---------     ---------------    -------------
  Manufacturing facility
    and warehouse leased
    to DS Group Limited                         238,532        3,339,449

  Retail stores leased to
    AutoZone, Inc.                                            16,416,402

  Manufacturing facility
    leased to Peerless
    Chain Company                             1,307,590       11,026,975

  Retail store leased to
    Wal-Mart Stores, Inc.,     $3,095,268     1,839,303        6,535,144

  Manufacturing and office
    facilities leased to
    Sybron International
    Corporation                               2,727,958       31,329,955       22,043

  Manufacturing and office
    facilities leased to
    NVR, Inc.                                   728,683        6,092,840

Direct Financing Method
    (continued):

  Manufacturing and
    generating facilities
    leased to High
    Voltage Engineering
    Corp.                                       973,328        9,166,104

  Office/warehouse
    facilities leased to
    United Stationers
    Supply Company                            1,882,372        5,846,214       26,581

                                    Gross Amount at which
                               Carried at Close of Period (c)
    Description                            Total                        Date Acquired
    -----------                            -----                        -------------
  Manufacturing facility
    and warehouse leased
    to DS Group Limited                   3,577,981                     January 1, 1998

  Retail stores leased to
    AutoZone, Inc.                       16,416,402                     January 1, 1998

  Manufacturing facility
    leased to Peerless
    Chain Company                        12,334,565                     January 1, 1998

  Retail store leased to
    Wal-Mart Stores, Inc.,                8,374,447                     January 1, 1998

  Manufacturing and office
    facilities leased to
    Sybron International
    Corporation                          34,079,956                     January 1, 1998

  Manufacturing and office
    facilities leased to
    NVR, Inc.                             6,821,523                     January 1, 1998

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

                     CAREY DIVERSIFIED LLC and Subsidiaries

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1999

                                                  Initial Cost to Company
                                                  -----------------------
                                                                            Cost Capitalized       Increase
                                                                              Subsequent to    (Decrease) in Net
    Description                Encumbrances        Land        Buildings     Acquisition (a)     Investment (b)
    -----------                ------------        ----        ---------     ---------------     -------------
  Bottling and Distribution
    facilities lease to
    Dr Pepper Bottling
    Company of Texas                                          27,598,638

  Land and industrial/
    warehouse/office
    facilities leased to
    Furon Company              11,838,535       4,221,568       19,676,226

  Office/warehouse
    facility leased
    to Red Bank
    Distribution, Inc.          4,499,587       1,629,715        9,396,770

  Day care facilities
    leased to Childtime
    Childcare, Inc.               733,231                        2,412,916
                              -----------     -----------     ------------       --------          ----------
                              $26,737,226     $27,077,152     $266,423,960       $ 48,624          $2,005,758
                              ===========     ===========     ============       ========          ==========

                                     Gross Amount at which
                                Carried at Close of Period (c)
    Description                              Total                        Date Acquired
    -----------                              -----                        -------------
  Bottling and Distribution
    facilities lease to
    Dr Pepper Bottling
    Company of Texas                    27,598,638                     January 1, 1998

  Land and industrial/
    warehouse/office
    facilities leased to
    Furon Company                         23,897,794                     January 1, 1998

  Office/warehouse
    facility leased
    to Red Bank
    Distribution, Inc.                    11,026,485                     January 1, 1998

  Day care facilities
    leased to Childtime
    Childcare, Inc.                        2,412,916                     January 1, 1998
                                        ------------
                                        $295,555,494
                                        ============

                     CAREY DIVERSIFIED LLC and Subsidiaries

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1999


                                                     Initial Cost to Company
                                                     -----------------------
                                                                                            Cost
                                                                                         Capitalized
                                                                         Personal       Subsequent to
 Description                  Encumbrances       Land      Buildings     Property      Acquisition (a)
 -----------                  ------------       ----      ---------     --------      ---------------

Operating real estate:

  Hotels located in:

    Alpena, Michigan          $ 6,749,992      $114,241    $4,256,356    $618,066        $291,019

    Petoskey, Michigan          6,749,992        98,326     1,446,757     290,668         469,195
                              -----------      --------    ----------    --------        --------

                              $13,499,984      $212,567    $5,703,113    $908,734        $760,214
                              ===========      ========    ==========    ========        ========



                             Gross Amount at which  Carried at Close of Period (c)
                             -----------------------------------------------------
                                        Personal                                   Accumulated
 Description                 Land       Property      Buildings       Total        Depreciation
 -----------                 ----       --------      ---------       -----         -----------

Operating real estate:

  Hotels located in:

    Alpena, Michigan        $114,241   $  795,389    $4,370,052    $5,279,682     $553,671

    Petoskey, Michigan        98,326      584,244     1,622,373     2,304,943      278,065
                            --------   ----------    ----------    ----------     --------

                            $212,567   $1,379,633    $5,992,425    $7,584,625     $831,736
                            ========   ==========    ==========    ==========     ========



                                                           Life on which
                                                       Depreciation In Latest
                                                        Statement of Income
 Description              Date Acquired                      is Computed
 -----------              --------------                     -----------

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

    (b)           The increase (decrease) in net investment is primarily due to
                  (i) the amortization of unearned income from net investment in direct financing leases producing a periodic rate of return which at times may be greater or less than lease payments received, (ii) sales of properties (iii) writedowns of properties to fair value, and (iv) changes in foreign currency exchange rates.

    (c) At December 31, 1999, the aggregate cost of real estate owned by the Company and its subsidiaries for Federal income tax purposes is $786,229,000.




                     Reconciliation of Real Estate Accounted
                         for Under the Operating Method


                                                                           December 31,                 December 31,
                                                                               1999                         1998
         Balance at beginning
             of year                                                        $397,929,165                  $315,097,546

         Additions                                                            54,283,955                    73,900,429

         Sales                                                                (8,703,822)                   (3,044,712)

         Change in foreign currency
             translation adjustment                                           (1,632,975)
         Writedowns to fair value                                                                           (1,575,000)

         Reclassification from investment in
             direct financing lease                                                                         16,563,263

         Reclassification to real estate
             held for sale                                                                                  (3,012,361)
                                                                           -------------                  --------------

         Balance at end of
             year                                                           $441,876,323                  $397,929,165
                                                                            ============                  ============

                            CAREY DIVERSIFIED LLC and
                   CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS

                       NOTES to Schedule III - Real Estate
                          and ACCUMULATED DEPRECIATION



                                               Reconciliation of Accumulated Depreciation
                                                ------------------------------------------

                                                                             December 31,                  December 31,
                                                                                1999                          1998
                                                                                ----                          ----

         Balance at beginning
             of year                                                         $ 7,617,500

         Depreciation expense                                                  9,887,829                    $7,725,130

         Reclassification to real estate
             held for sale                                                                                    (104,550)

         Writeoff resulting from sales
             of property                                                      (1,050,140)                       (3,080)
                                                                             -----------                    ----------

         Balance at end of
             year                                                            $16,455,189                    $7,617,500
                                                                             ===========                    ==========



                                                Reconciliation for Operating Real Estate
                                                ----------------------------------------


                                                                            December 31,                  December 31,
                                                                                1999                          1998
         Balance at beginning
             of year                                                          $7,313,478                   $23,387,677

         Additions                                                               271,142                       489,064

         Reclassification to operating
             method                                                                                        (16,563,263)

         Balance at close of                                                  ----------                   -----------
             year                                                             $7,584,625                   $ 7,313,478
                                                                              ==========                   ===========

                            CAREY DIVERSIFIED LLC and
                   CORPORATE PROPERTY ASSOCIATES PARTNERSHIPS

                       NOTES to Schedule III - Real Estate
                          and ACCUMULATED DEPRECIATION


                                                Reconciliation of Accumulated Depreciation
                                                ------------------------------------------
                                                            Operating Real Estate
                                                            ---------------------

                                                                                December 31,                December 31,
                                                                                1999                        1998
         Balance at beginning
             of year                                                            $300,218

         Depreciation expense                                                   $531,518                     $ 300,218
                                                                                --------                     ---------

         Balance at end of year                                                 $831,736                     $ 300,218
                                                                                --------                     ---------