Form 10-K405/A
period 1999-12-31
CAREY DIVERSIFIED LLC
filed 2000-04-28
CIK 1025378

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-K/A


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

Item 9.  Disagreements on Accounting and Financial Disclosure.

            NONE

\                                   PART III


Item 10. Directors and Executive Officers of the Registrant.



WILLIAM P. CAREY
AGE:  69

     Mr. Carey, Chairman, Chief Executive Officer of W.P. Carey & Co. since 1973, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding Carey Management, in 1973, he served as Chairman of the Executive Committee of Hubbard, Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb Rhoades & Co. (now Lehman Brothers), and head of Real Estate and Private Placements, Director of Corporate Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania's Wharton School, Mr. Carey also received a Sc.D. honoris causa from Arizona State University and is a Trustee of The John Hopkins University and of other educational and philanthropic institutions. He has served for many years on the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that University. In the fall of 1999, Mr. Carey was the Executive-in-Residence at Harvard Business School. He also serves as Chairman of the Board and Chief Executive Officer of CPA(R):10, CIP(R), CPA(R):12 and CPA(R):14. Mr. Carey is the brother of Francis J. Carey.

DR. LAWRENCE R. KLEIN
AGE:  79

     Dr. Klein was elected to the board of directors of Carey Diversified in 1998 and is Benjamin Franklin Professor Emeritus of Economics and Finance at the University of Pennsylvania and its Wharton School, having joined the faculty of the University in 1958. He is a holder of earned degrees from the University of California at Berkeley, the Massachusetts Institute of Technology and Oxford University and has been awarded the Alfred Nobel Memorial Prize in Economic Sciences, as well as a number of honorary degrees. Founder of Wharton Econometric Forecasting Associates, Inc., Dr. Klein has been counselor to various corporations, governments and government agencies, including the Federal Reserve Board and the President's Council of Economic Advisers. Dr. Klein joined W.P. Carey & Co. in 1984 as Chairman of the Economic Policy Committee and as a director.

CHARLES C. TOWNSEND, JR.
AGE:  72

     Mr. Townsend was elected to the board of directors of Carey Diversified in 1998 and currently is an Advisory Director of Morgan Stanley & Co., having held such position since 1979. Mr. Townsend was a Partner and a Managing Director and head of the Corporate Finance Department of Morgan Stanley & Co. from 1963 to 1978 and served as Chairman of Morgan Stanley Realty Corporation from 1977 to 1982. Mr. Townsend holds a B.S.E.E. from Princeton University and an M.B.A. from Harvard University. Mr. Townsend also serves as director of CIP(R) and CPA(R):14; he will resign from those positions upon the consummation of the merger.

DONALD E. NICKELSON
AGE:  67

     Mr. Nickelson was elected to the board of directors of Carey Diversified in 1998 and is currently Vice-Chairman and director of Harbour Group Industries Inc., a leverage buy-out firm. Mr. Nickelson served as Chairman of the Special Commuter of the board of directors of Carey Diversified which evaluated and approved the merger on behalf of the shareholders of Carey Diversified. From 1988 to 1990, he served as President of Paine, Webber, Jackson & Curtis, PaineWebber, Inc. and PaineWebber Group, investment banking and brokerage firms. He also serves as a Trustee of the Mainstay Mutual Funds Group, and is on the Advisory Board at Stanford Institute for the Quantitative Study of Society. Previously, Mr. Nickelson was Chairman of the Board of Omniquip International, Inc., Greenfield Industries and Flair Corporation. He served as director for Selectide Corporation and Sugen, Inc., biotech companies. In addition, he served as Chairman of the Pacific Stock Exchange and director of the Chicago Board of Options Exchange.

GORDON F. DUGAN
AGE:  33

     Mr. DuGan, President and Chief Acquisitions Officer of Carey Diversified, was elected President of W.P. Carey & Co. in 1999, Executive Vice President and a Managing Director of W.P. Carey & Co. in June 1997. Mr. DuGan rejoined W.P. Carey & Co. as Deputy Head of Acquisitions in February 1997. Mr. DuGan was until September 1995 a Senior Vice President in the Acquisitions Department of W.P. Carey & Co. From October 1995 until February 1997, Mr. DuGan was Chief Financial Officer of Superconducting Core Technologies, Inc., a Colorado-based wireless communications equipment manufacturer. Mr. DuGan joined W.P. Carey & Co. as Assistant to the Chairman in May 1988, after graduating from the Wharton School at the University of Pennsylvania where he concentrated in Finance.

REGINALD WINSSINGER
AGE:  57

     Mr. Winssinger was elected to the board of directors of Carey Diversified in 1998 and is currently Chairman of the Board and Director of Horizon Real Estate Group, Inc. and National Portfolio, Inc. Mr. Winssinger has managed portfolios of diversified real estate assets exceeding $500 million throughout the United States for more than 20 years. Mr. Winssinger is active in the planning and development of major land parcels and has developed 20 commercial properties. He is a native of Belgium with more than 25 years of real estate practice, including 10 years based in Brussels, overseeing appraisals, construction and management. Mr. Winssinger holds a B.S. in Geography from the University of California at Berkeley and received a degree in Appraisal and Survey in Belgium. Mr. Winssinger presently serves as Honorary Belgium Consul to the State of Arizona, a position he has held since 1991.

FRANCIS J. CAREY
AGE:  74

     Mr. Carey was elected in 1997 as Chairman, Chief Executive Officer and a director of Carey Diversified. From 1987 to 1997, Mr. Carey held various positions with affiliates of the W.P. Carey & Co. Inc., including President of W.P. Carey & Co., and President and director of CPA(R):10, CIP(R) and CPA(R):12. Mr. Carey also served as director of Carey Management from its founding in 1973 through 1997. Prior to 1987, he was senior partner in Philadelphia, head of the real estate department nationally and a member of the executive committee of Reed Smith Shaw & McClay LLP, counsel for W.P. Carey & Co. and Carey Diversified. He served as a member of the executive committee and Board of Managers of the Western Savings Bank of Philadelphia from 1972 until its takeover by another bank in 1982, and is a former chairman of the Real Property, Probate and Trust Section of the Pennsylvania Bar Association. Mr. Carey served as a member of the Board of Overseers of the School of Arts and Sciences at the University of Pennsylvania from 1983 to 1990. He has also served as a member of the Board of Trustees and executive committee of the Investment Program Association since 1990, and as its Chairman from 1998 to 2000 and on the Business Advisory Council of the Business Council for the United Nations since 1994. He holds A.B. and J.D. degrees from the University of Pennsylvania and completed executive programs in corporate finance and accounting at Stanford University Graduate School of Business and the Wharton School of the University of Pennsylvania. Mr. Carey is the brother of William P. Carey.

EBERHARD FABER, IV
AGE:  63

     Mr. Faber was elected to the board of directors of Carey Diversified in 1998 and is currently Chairman of the Board and director of the newspaper Citizens Voice, Chairman of the Board of Kings College and a director of Geisinger Wyoming Valley Hospital. Mr. Faber served as Chairman and Chief Executive Officer of Eberhard Faber, Inc., from 1973 to 1987. Mr. Faber also served as the director of the Philadelphia Federal Reserve Bank, including service as the Chairman of its Budget and Operations Committee from 1980 to 1986. Mr. Faber has served on the boards of several other companies, including First Eastern Bank from 1980 to 1994, where he was Chairman. He is also a Borough Councilman and Chief Financial Officer of Bear Creek Village Borough.

     Carey Diversified's executive officers are elected annually by Carey Diversified's board of directors. Detailed information regarding Carey Diversified's executive officers who are not directors is set forth below.

CLAUDE FERNANDEZ
AGE:  47

     Mr. Fernandez, Executive Vice President -- Financial Operations, is a Managing Director, Executive Vice President and Chief Administrative Officer of W.P. Carey & Co. Mr. Fernandez joined W.P. Carey & Co. as Assistant Controller in March 1983, was elected Controller in July 1983, a Vice President in April 1986, a First Vice President in April 1987, a Senior Vice President in April 1989 and Executive Vice President in April 1991. Prior to joining W.P. Carey & Co., Mr. Fernandez was associated with Coldwell Banker, Inc. in New York for two years and with Arthur Andersen & Co. in New York for over three years. Mr. Fernandez, a Certified Public Accountant, received a B.S. in Accounting from New York University in 1975 and an M.B.A. in Finance from Columbia University Graduate School of Business in 1981.

JOHN J. PARK
AGE:  35

     Mr. Park, Executive Vice President, Chief Financial Officer and Treasurer, is an Executive Vice President, Chief Financial Officer and a Managing Director of W.P. Carey & Co. Mr. Park became a First Vice President of W.P. Carey & Co. in April 1993 and a Senior Vice President in October 1995. Mr. Park joined W.P. Carey & Co. as an Investment Analyst in December 1987 and became a Vice President in July 1991. Mr. Park received a B.S. in Chemistry from Massachusetts Institute of Technology in 1986 and an M.B.A. in Finance from the Stern School of New York University in 1991.

H. AUGUSTUS CAREY
AGE:  42

     Mr. Carey, Senior Vice President and Secretary, is Senior Vice President and a Managing Director of W.P. Carey & Co. He returned to W.P. Carey & Co. as a Vice President in August 1988 and was elected a First Vice President in April 1992. He also serves as President of CPA(R):10, CPA(R):12, CPA(R):14 and CIP(R). Mr. Carey previously worked for W.P. Carey & Co. from 1979 to 1981 as Assistant to the President. From 1984 to 1987, Mr. Carey served as a loan officer in the North American Department of Kleinwort Benson Limited in London, England. He received his A.B. in Asian Studies from Amherst College in 1979 and a M.Phil. in Management Studies from Oxford University in 1984. Mr. Carey is Chairman of the Corporate Advisory Council for the International Association for Investment Planners and a Trustee for the Oxford Management Center Advisory Council. He is the son of Francis J. Carey and a nephew of William P. Carey.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     In 1999, Francis J. Carey filed two late reports and Charles C. Townsend, Jr., H. Augustus Carey and Reginald Winssinger each filed one late report required by Section 16(a). Based on a review of its records and written representations, Carey Diversified believes that during 1999, all other Section 16 filings of its officers and directors complied with the requirements of the Securities Exchange Act.


Item 11. Executive Compensation.

     Carey Diversified was organized as a Delaware limited liability company in October 1996. On January 1, 1998, Carey Diversified completed its merger with nine CPA(R) Partnerships. During 1996 and 1997 Carey Diversified had no employees and paid no compensation to any executive officer. Carey Diversified currently has one employee. The following table sets forth the base compensation earned by Francis J. Carey, Carey Diversified's Chief Executive Officer, during 1999.

                           SUMMARY COMPENSATION TABLE

                                            ANNUAL
                                         COMPENSATION       LONG TERM COMPENSATION
                                        ---------------   ---------------------------
                                                                     RESTRICTED STOCK   SECURITIES UNDERLYING
                                        YEAR    SALARY     BONUS       AWARDS($)(1)          OPTIONS(#)
                                        ----   --------   --------   ----------------   ---------------------
Francis J. Carey
  Chairman & Chief Executive            1999   $300,000   $102,738       $379,688              150,000
  Officer.............................
                                        1998   $250,000   $150,000       $150,000              113,500

---------------
(1) On January 3, 2000, Mr. Carey received a grant of 22,500 shares as part of his annual compensation for 1999. On January 3, 2000, the New York Stock Exchange was closed. The closing price of Carey Diversified's shares on the immediately preceding trading date was $16.875 per share. Mr. Carey holds 30,000 restricted shares valued at $506,250 as of December 31, 1999. These shares are eligible to receive dividends.

                      OPTIONS GRANTED IN FISCAL YEAR 1999

                                            PERCENT OF                                  POTENTIAL REALIZABLE VALUE
                                           TOTAL OPTIONS                                 AT ASSUMED ANNUAL RATE OF
                                            GRANTED TO      EXERCISE                     SHARE PRICE APPRECIATION
                              OPTIONS      EMPLOYEES IN     PRICE PER   EXPIRATION   ---------------------------------
                             GRANTED(1)     FISCAL YEAR       SHARE        DATE       0%(2)        5%          10%
                             ----------   ---------------   ---------   ----------   -------   ----------   ----------
Francis J. Carey...........   150,000           100%         $16.50       1/21/08    $56,250   $1,264,809   $2,950,959

---------------
(1) The options are exercisable for one-third of the covered shares on each of January 2000, January 2001 and January 2002.

(2) Options were granted on January 3, 2000, when the New York Stock Exchange was closed. The closing price of Carey Diversified shares on the immediately preceding trading date was $16.875 per share.

  Compensation Committee Report on Executive Compensation

     Carey Diversified established a Compensation Committee which monitors and implements the compensation program for Carey Diversified. The committee's activity is currently limited to evaluating the compensation of Carey Diversified's sole employee, Francis J. Carey, Carey Diversified's Chief Executive Officer. For 1999, Mr. Carey's base salary was established by the board of directors. The Compensation Committee meet during 1999 to determine the bonus to be paid to Francis J. Carey, Carey Diversified's Chief Executive Officer, for 1999 and his 2000 compensation.

     The committee concluded that Carey Diversified was on target to satisfy its funds from operations target for 1999 and the Mr. Carey was entitled to a bonus of $102,738 in cash, 22,500 shares of restricted stock valued at $379,688 and options to purchase 150,000 shares. This bonus was within the target bonus range established Carey Diversified's compensation consultant.

                                          Submitted by the Compensation
                                          Committee:
                                          Charles C. Townsend, Jr., Chairman
                                          Eberhard Faber, IV
                                          Donald E. Nickelson

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.



     The following table sets forth certain information regarding the beneficial ownership of shares as of March 31, 2000 by each of the directors including the Chief Executive Officer of the Carey Diversified. The business address of the individuals listed is 50 Rockefeller Plaza, New York, NY 10020. Wm. Polk Carey beneficially owns 15.2% of the shares of Carey Diversified. No other director or officer beneficially owns more than 1% of the shares of Carey Diversified. The directors and executive officers as a group own approximately 16.1% of the shares.

                                                                AMOUNT OF SHARES
NAME                                                          BENEFICIALLY OWNED(1)
----                                                          ---------------------
Francis J. Carey(2).........................................          152,711
Gordon F. DuGan(3)..........................................            6,005
Wm. Polk Carey(4)...........................................        4,428,579
Eberhard Faber, IV(5)(6)....................................           15,958
Dr. Lawrence R. Klein(6)....................................            7,283
Donald E. Nickelson(7)......................................           24,507
Charles C. Townsend, Jr.(6).................................           10,398
Reginald Winssinger(6)......................................           12,283
All Directors and Executive Officers and a Group (11
  individuals)..............................................        4,689,497

---------------
(1) Beneficial ownership has been determined in accordance with the rules of the Securities and Exchange Commission. Except as noted, and except for any community property interest owned by spouses, the listed individuals have sole investment power and sole voting power as to all shares which they are identified as being the beneficial owners.

(2) The amounts shown include 88,500 shares which Mr. Carey has the right to acquire through the exercise of stock options within 60 days after March 31, 2000 under Carey Diversified's 1997 Listed Share Incentive Plan. Additionally, 37,500 of these shares are held pursuant to a compensation arrangement with Carey Management LLC (the "Manager") and are subject to the restrictions connected therewith.

(3) 5,000 of these shares are held pursuant to a compensation arrangement with the Manager and are subject to the restrictions connected therewith.

(4) Includes 1,367,718 shares held by the Manager, Carey Management LLC, which Mr. Carey is deemed to own beneficially as a result of his ownership of the shareholders of Carey Management LLC, W.P. Carey & Co., Inc., Carey Corporate Property, Inc., Seventh Carey Corporate Property, Inc., Eighth Carey Corporate Property, Inc. and Ninth Carey Corporate Property, Inc. This amount also includes 3,010,730 shares which W.P. Carey & Co. has the right to acquire through the exercise of stock options. See "Certain Transactions."

(5) Includes 4,675 shares held by trusts of which Mr. Faber is a trustee and a beneficiary. Does not include 1,090 shares held by the Faber Foundation.

(6) The amount shown includes 2,666 shares which each of these directors has the right to acquire pursuant to stock options exercisable within 60 days of March 31, 2000 under Carey Diversified's Non-Employee Director Plan.

(7) Includes 2,912 shares held by Mr. Nickelson's wife. Also includes 11,497 shares which Mr. Nickelson has the right to acquire pursuant to stock options exerciseable within 60 days of March 31, 2000 under Carey Diversified's Non-Employee Director Plan.


Item 13. Certain Relationships and Related Transactions.



MANAGEMENT CONTRACT WITH CAREY MANAGEMENT LLC

     Carey Management LLC, the manager of Carey Diversified, provides both strategic and day-to-day management services for Carey Diversified including acquisition services, research, investment analysis, asset management, capital funding services, disposition of assets and administrative services for which it receives a fee from Carey Diversified. W.P. Carey & Co., Inc., a company which is owned solely by Wm. Polk Carey, a director of Carey Diversified and affiliates, owns directly and indirectly 100% of Carey Management LLC. Carey Diversified has agreed to acquire the management business of Carey Management LLC, pending stockholder approval.

AMOUNTS PAYABLE TO CAREY MANAGEMENT

     The following is a description of the fees payable by Carey Diversified to Carey Management in connection with the services provided by Carey Management:

     Management Fee. Carey Management is paid a monthly management fee at an annual rate of 0.5 percent of the total capitalization of Carey Diversified. Total capitalization is based on the average of total principal amount of the debt owed by Carey Diversified and the average market capitalization of Carey Diversified. The management fee is reduced by one-half of the amount received by Carey Management from the partnerships controlled by Carey Diversified for property management or leasing fees and distributions of cash from operations.

     Performance Fee. Carey Management is paid a monthly performance fee at an annual rate of 0.5 percent of the total capitalization of Carey Diversified. The fee amount is divided by the closing price of the shares on the last trading day of the month to determine the fee paid to Carey Management. This fee is paid in the form of cash or restricted shares of Carey Diversified which vest ratably over five years. Until these shares become vested, the restricted shares are not transferable and are subject to forfeiture in the event Carey Management is terminated for cause or resigns. The restricted shares vest immediately in the event of a change of control and certain other circumstances. The merger will not be considered a change of control for purposes of the vesting schedule of these shares. The performance fee is reduced by one-half of the amount received by Carey Management from the partnerships controlled by Carey Diversified for property management or leasing fees and distributions of cash from operations. The sale of the shares is restricted pursuant to Rule 144 of the Securities Act.

     Termination Fee. If the management agreement is terminated by Carey Diversified, Carey Management is entitled to receive payment of any earned but unpaid compensation and expense reimbursements accrued as of the end of the term of the agreement and an incentive fee based on the appraised value of certain properties owned by Carey Diversified. If the management agreement is terminated in connection with a change of control of Carey Diversified, without cause or by Carey Management with good reason, Carey Management is entitled to receive a termination fee. The termination fee equals the sum of

     - any fees that would be earned by Carey Management upon the disposition of the assets of Carey Diversified owned by the CPA(R) Partnerships prior to the Consolidation at their appraised value as of the date the management agreement is terminated, and

     - if the agreement is terminated by Carey Diversified after a change in control, five times the total fees paid to the Carey Management by Carey Diversified and the CPA(R) Partnerships in the 12 months preceding the change in control, or

     - if the agreement is terminated without cause or for good reason, $40 million if the agreement is terminated before December 31, 2000; $30 million if the agreement is terminated before December 31, 2001; $20 million if the agreement is terminated before December 31, 2002 and $10 million if the agreement is terminated before December 31, 2003.

     No termination fee will be paid in connection with the merger.

     Carey Management is also paid fees on a transactional basis for acquisitions. The acquisition fees are generally 2.5% of the purchase price of properties purchased on behalf of Carey Diversified, which is paid at the time of acquisition, plus 2% of the purchase price if certain performance goals are satisfied, which is paid over eight years (with interest).

     Fees Payable by the Partnerships Controlled by Carey Diversified. Carey Management is entitled to certain distributions from the CPA(R) Partnerships. Distributions paid to Carey Management by these partnerships reduce each of the management fee and performance fee otherwise payable to Carey Management by Carey Diversified by one-half of the amount paid by each partnership.

     Incentive Fee. Carey Management is paid an incentive fee of 15 percent of the amount of the net proceeds received from the sale of a property previously held by a CPA(R) Partnership in excess of the appraised value of the equity interest in that property used for purposes of the Consolidation, less an adjustment for the share of the net proceeds in excess of the appraised value of the equity interest attributable to Carey Management's interest in the shares of Carey Diversified.

     Expenses. Carey Diversified reimburses Carey Management for certain costs that it incurs in connection with the services it provides to Carey Diversified, including, but not limited to, personnel costs, rent and the cost of goods and services used on behalf of Carey Diversified.

AMOUNTS PAYABLE BY CAREY DIVERSIFIED TO CAREY MANAGEMENT

     The following table sets forth the amounts paid by Carey Diversified for management services in 1998 and 1999.

              CAREY MANAGEMENT COMPENSATION FROM CAREY DIVERSIFIED

                                    ACQUISITION   MANAGEMENT   FINANCING    DISPOSITION
                                      FEES(1)      FEES(2)      FEES(1)       FEES(1)        TOTAL
                                    -----------   ----------   ----------   -----------   -----------
1998..............................  $6,640,000    $6,769,000   $1,001,000   $1,007,000    $15,417,000
1999..............................   1,474,000     6,801,000      696,000      695,000      9,666,000

---------------
(1) Revenue classified as structuring and financing fees by Carey Management.

(2) Revenue classified as management fees by Carey Management. Includes reimbursement of expenses.

     If the merger is approved, W.P. Carey & Co. LLC will no longer pay any of the fees listed above, but will be responsible for the salaries and other overhead expenses necessary to provide the services that Carey Management currently provides to Carey Diversified and the CPA(R) REITs. In 1999, Carey Management received 15% of its gross revenue from Carey Diversified.

AMOUNTS PAID TO W.P. CAREY & CO.

     Upon completion of the merger of the nine CPA(R) Partnerships, W.P. Carey & Co. received warrants to purchase 2,284,800 of Carey Diversified's shares at $21 per share and 725,930 shares at $23 per share as compensation for investment banking services provided to Carey Diversified. The warrants are exercisable through December 31, 2008.

AMOUNTS PAID/PAYABLE TO THE GENERAL PARTNERS

     In connection with the merger of the nine CPA(R) Partnerships, W.P. Carey & Co. and affiliates (collectively, the "General Partners") received a subordinated preferred return of $4,422,000, measured based upon the cumulative proceeds arising from the sale of the CPA(R) partnerships assets (with the exception of CPA(R):5). Carey Management is entitled to be paid a preferred return in connection with CPA(R):5 of $1,423,000 if the closing price of the shares exceeds $23.11 for five consecutive days.

LIVHO, INC. TRANSACTION

     In connection with the consolidation, Carey Diversified obtained a hotel in Livonia, Michigan which was not subject to a lease. Carey Diversified would be taxed as a corporation if it received more than a small percentage of its income from the operation of a hotel. In order to avoid taxation as a corporation, Carey Diversified leased the hotel to Livho Inc., a corporation wholly-owned by Francis J. Carey, the chairman and chief executive officer of Carey Diversified pursuant to a 10-year lease. Livho Inc. paid $2,923,044 in rent in 1999 and is scheduled to pay $3,014,544 in rent for 2000.

FREDIP, S.A. TRANSACTIONS

     Carey Diversified has acquired six properties in France through its subsidiary, Polkinvest. In the acquisition of these properties, Polkinvest has co-invested with a FREDIP, S.A., a company in which Reginald Winssinger, a director of Carey Diversified, is a 25% owner. Polkinvest owns between a 75% and a 99% interest in these properties and FREDIP owns the remaining interest. The total cost of acquiring these properties was $18,963,373. FREDIP has invested on the same terms as Carey Diversified.

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

    21.1       List of Registrant Subsidiaries                                          Exhibit 21.1 to Form 10-K
                                                                                        dated April 11, 2000

    23.1       Consent of PricewaterhouseCoopers LLP                                    Exhibit 23.1 to Form 10-K
                                                                                        dated April 11, 2000

    24.1       Power of Attorney                                                        Filed herewith

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

4/28/00                             BY:      /s/ John J. Park
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

                                    BY:     CAREY DIVERSIFIED LLC

4/28/00                             BY:     Francis J. Carey*
--------                               -----------------------------------------
     Date                                   Francis J. Carey
                                            Chairman of the Board, Chief
                                            Executive Officer and Director
                                            (Principal Executive Officer)

4/28/00                             BY:     William P. Carey*
--------                               -----------------------------------------
     Date                                   William P. Carey
                                            Chairman of the Executive Committee
                                            and Director

4/28/00                             BY:     Gordon F. DuGan*
--------                               -----------------------------------------
      Date                                  Gordon F. DuGan
                                            President, Chief Acquisitions
                                            Officer and Director

4/28/00                             BY:     Donald E. Nickelson*
--------                               -----------------------------------------
     Date                                   Donald E. Nickelson
                                            Chairman of the Audit Committee and
                                            Director

4/28/00                             BY:     Eberhard Faber IV*
--------                               -----------------------------------------
     Date                                   Eberhard Faber IV
                                            Director

4/28/00                             BY:     Dr. Lawrence R. Klein*
--------                               -----------------------------------------
     Date                                   Dr. Lawrence R. Klein
                                            Director

4/28/00                             BY:     Charles C. Townsend, Jr.*
--------                               -----------------------------------------
     Date                                   Charles C. Townsend, Jr.
                                            Director

4/28/00                             BY:     Reginald Winssinger*
--------                               -----------------------------------------
     Date                                   Reginald Winssinger
                                            Director

4/28/00                             BY:      /s/ John J. Park
--------                               -----------------------------------------
     Date                                   John J. Park
                                            Executive Vice President, Chief
                                            Financial Officer and Treasurer
                                            (Principal Financial Officer)

4/28/00                             BY:      /s/ Claude Fernandez
--------                               -----------------------------------------
     Date                                   Claude Fernandez
                                            Executive Vice President, Chief
                                            Administrative Officer
                                            (Principal Accounting Officer)

*By Claude Fernandez and John J. Park as Attorney-in-fact

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