Form 10-K405/A
period 1998-12-31
CAREY DIVERSIFIED LLC
filed 2000-05-01
CIK 1025378

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A

                                Amendment No. 1


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


C. Limited partners who did not elect to receive shares retained a direct ownership interest in the applicable Partnership as subsidiary partnership unitholders. The Company had an obligation to redeem in cash all subsidiary partnership units of each Partnership by no later than a specified date. On July 15, 1998, the Company redeemed all subsidiary partnership units for $8,377. The redemption values were determined by an independent valuation of each of the CPA(R) Partnerships as of May 31, 1998. The redemption amounts approximated the carrying amount of the subsidiary partnership units and, accordingly, no purchase accounting adjustment was required. The subsidiary partnership unitholders' share of income in 1998 is included in minority interest in income in the accompanying consolidated financial statements.

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


            The Company recognizes gains and losses on the sale of properties when among other criteria, the parties are bound by terms of the contract, all consideration has been exchanged and all conditions precedent to closing have been performed. At the time the sale is consummated, a gain or loss is recognized as the difference between the sales price less any closing costs and the carrying value of the property.



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


      Foreign Currency Translation:

            The Company consolidates its real estate investments in France. The functional currency for these investments is the French Franc. The translation from the French Franc to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from such translation are included in other comprehensive income as part of members' equity.


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


            All transactions with non-employees in which the Company issues stock as consideration for services received are accounted for based on the fair value of the stock issued or services received whichever is more reliably determinable.


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


            In February 1999, the Company, through a majority owned newly-formed subsidiary, entered into a net lease with Cendant Operations, Inc. ("Cendant") at an existing Company property in Moorestown, New Jersey. Cendant will occupy the property upon completion of the property's renovation, which is expected to occur in the third quarter of 1999. The minority owner of the subsidiary is a real estate developer who will oversee the renovation. The Company has contributed the property to the subsidiary and will fund up to an additional $3,100 for renovations to the property. Cendant is obligated to pay $472 of the renovation costs. The contribution of the property to the majority-owned subsidiary will be recorded at its historical cost.


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


            On March 1, 1999, the Company and Armel, Inc., a tenant of a Company property in Ft. Lauderdale, Florida, agreed to a lease termination. Although the lease was scheduled to expire in August 2001, the Company agreed to an early termination in consideration for payments of $1,540, representing approximately 62% of the rents due for what would have been the remaining lease term. Armel's annual rent was $965. Bell South Entertainment, Inc. has entered into a ten-year lease for the property, commencing July 1999, at an annual rent of $300 with stated increases every year. The termination will be amortized into revenue over the remaining life of the Armel lease, which approximately 30 months, as a result of reduced rents under the new lease.


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


            The per share weighted average fair value of share options and warrants issued during 1998 were estimated to be $1.45 using a binomial option pricing formula. The more significant assumptions underlying the determination of the weighted average fair value include a risk-free interest rate of 5.36%, a volatility factor of 18.16% and a dividend yield of 7.33% and an expected life of ten years.


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


  5/1/00         BY:     /s/ John J. Park
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





  5/1/00         BY:     /s/ John J. Park
 ----------              ------------------------------------------------------
     Date                John J. Park
                         Executive Vice President, Chief Financial Officer and
                         Treasurer
                         (Principal Financial Officer)



  5/1/00         BY:     /s/ Claude Fernandez
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