Form 10-K405/A
period 1999-12-31
CAREY DIVERSIFIED LLC
filed 2000-05-02
CIK 1025378

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                FORM 10-K/A #2

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


            In 1999, CDC and its affiliates formed a task force to identify year 2000 problems. The task force developed and implemented a plan that included inventory, assessment, remediation, testing and contingency planning. CDC experienced no significant disruptions as a result of the year end date change. The task force intends to monitor other critical dates in the future, such as quarter-end dates. In connection with these procedures, CDC incurred expenses of $139. The impact of the year 2000 issues on the CDC will continue to depend on the way the issues have been addressed by third parties that provide services to the CDC. To date, CDC has not been adversely impacted to any significant extent by the failure of third parties to address year 2000 issues. The task force has developed contingency plans to address risks associated with year 2000 issues that may arise. There can be no assurance that these plans will fully mitigate any problems that may arise. The foregoing year 2000 discussions constitute a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Readiness and Disclosure and Disclosure Act of 1998.

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

Commitments and contingencies

     MEMBERS' EQUITY:


Listed Shares, no par value,
 25,833,603 and 25,343,402
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



        Certain of the Company's leases provide for additional rental revenue by way of percentage rents to be paid based upon the level of sales to be achieved by the lessee. These percentage rents are recorded once the required sales level is achieved and are included in the accompanying consolidated statements of income in rental revenue and interest income from direct financing leases.



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


        In connection with providing services in connection with the placement of debt, fees of $696 and $1,001 were paid to an affiliate of the Company in 1999 and 1998, respectively.


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

         In December 1999, the Securities and Exchange Commission issued Staff
           Accounting Bulletin No. 101 ("SAB 101") which provides guidance on several revenue recognition issues including recognition of rents based upon lessees' sales. Certain of the Company's leases provide for additional rents to be paid based upon the level of sales achieved by the lessee. These percentage rents are recorded once the required sales level is achieved and included in the consolidated statements of income in rental revenue and interest income from direct financing leases. The adoption of SAB 101 did not have a significant impact on the consolidated financial statements.

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


         The exchange of interests for shares of the Company will be accounted for as a purchase and recorded at the fair value of the initial 8,000,000 shares issued by the Company. The purchase price will be allocated to the assets and liabilities acquired based on their estimated fair market values. The portion of the purchase price attributable to the existing management contract between the Company and Carey Management will be accounted for as a contract termination and the purchase price allocated to such contract will be expensed immediately at the date of acquisition.

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


               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION VALUES

                                                                    Value of Unexercised
                            Number of Securities Underlying          In-the-Money Option
                         Unexercised Options at Fiscal Year-End       At Fiscal Year-End
                         --------------------------------------   -------------------------
                           Exercisable          Unexercisable     Exercisable Unexercisable
                         ---------------      -----------------   ----------- -------------
Francis J. Carey .....        50,000              213,500            None         None


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

5/01/00                             BY:      /s/ John J. Park
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

                                    BY:     CAREY DIVERSIFIED LLC

5/01/00                             BY:     Francis J. Carey*
--------                               -----------------------------------------
     Date                                   Francis J. Carey
                                            Chairman of the Board, Chief
                                            Executive Officer and Director
                                            (Principal Executive Officer)

5/01/00                             BY:     William P. Carey*
--------                               -----------------------------------------
     Date                                   William P. Carey
                                            Chairman of the Executive Committee
                                            and Director

5/01/00                             BY:     Gordon F. DuGan*
--------                               -----------------------------------------
      Date                                  Gordon F. DuGan
                                            President, Chief Acquisitions
                                            Officer and Director

5/01/00                             BY:     Donald E. Nickelson*
--------                               -----------------------------------------
     Date                                   Donald E. Nickelson
                                            Chairman of the Audit Committee and
                                            Director

5/01/00                             BY:     Eberhard Faber IV*
--------                               -----------------------------------------
     Date                                   Eberhard Faber IV
                                            Director

5/01/00                             BY:     Dr. Lawrence R. Klein*
--------                               -----------------------------------------
     Date                                   Dr. Lawrence R. Klein
                                            Director

5/01/00                             BY:     Charles C. Townsend, Jr.*
--------                               -----------------------------------------
     Date                                   Charles C. Townsend, Jr.
                                            Director

5/01/00                             BY:     Reginald Winssinger*
--------                               -----------------------------------------
     Date                                   Reginald Winssinger
                                            Director

5/01/00                             BY:      /s/ John J. Park
--------                               -----------------------------------------
     Date                                   John J. Park
                                            Executive Vice President, Chief
                                            Financial Officer and Treasurer
                                            (Principal Financial Officer)

5/01/00                             BY:      /s/ Claude Fernandez
--------                               -----------------------------------------
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