Form 10-Q
period 2000-03-31
CAREY DIVERSIFIED LLC
filed 2000-05-15
CIK 1025378

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  For the quarterly period ended March 31, 2000

                                       of

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

    There are 25,261,784 Listed Shares, no par value outstanding at May 15, 2000.

                              CAREY DIVERSIFIED LLC
                                AND SUBSIDIARIES




                                      INDEX


                                                                                              Page No.
                                                                                              --------
 PART I
 ------
Item 1. - Financial Information*

             Condensed Consolidated Balance Sheets,
             as of March 31, 2000 and December 31, 1999                                           2

             Condensed Consolidated Statements of Income for the
             three months ended March 31, 2000 and 1999                                           3

             Condensed Consolidated Statements of Comprehensive Income
             for the three months ended March 31, 2000 and 1999                                   4

             Condensed Consolidated Statements of Cash Flows for the
             three months ended March 31, 2000 and 1999                                           5

             Notes to Condensed Consolidated Financial Statements                               6-9


Item 2. - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                          10-11


 PART II - Other Information
 -------

Item 3A. -   Quantitative and Qualitative Disclosures About Market Risk                          12

Item 4. -    Submission of Matters to a Vote of Security Holders                                 12

 Item 6. -   Exhibits and Reports on Form 8-K                                                    12

 Signatures                                                                                      13





*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                             CAREY DIVERSIFIED LLC
                               AND SUBSIDIARIES

                                    PART I
                        Item 1. - FINANCIAL INFORMATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)


                                                                                    March 31,             December 31,
                                                                                     2000                     1999
                                                                               ------------------     ------------------
                                                                                   (Unaudited)               (Note)
        ASSETS:
Real estate leased to others under the
    operating method, net of accumulated depreciation of $19,276
    and $16,455 at March 31,2000 and December 31, 1999                             $ 498,410                $ 425,421
Net investment in direct financing leases                                            295,558                  295,556
Operating real estate, net of accumulated depreciation of $916
    and $832 at March 31, 2000 and December 31, 1999                                   6,802                    6,753
Real estate leased to others under construction                                        3,347                   69,176
Assets held for sale                                                                   3,091                    3,091
Cash and cash equivalents                                                              9,209                    2,297
Equity investments                                                                    32,920                   32,167
Other assets                                                                          21,758                   21,798
                                                                                   ---------                ---------
             Total assets                                                          $ 871,095                $ 856,259
                                                                                   =========                =========

        LIABILITIES:

Mortgage notes payable                                                             $ 185,924                 $188,248
Notes payable                                                                        154,100                  129,103
Accrued interest                                                                       3,034                      874
Accounts payable to affiliates                                                         6,656                    7,227
Dividends payable                                                                     10,970                   10,718
Other liabilities                                                                      9,974                   10,625
                                                                                   ---------                ---------
             Total liabilities                                                       370,658                  346,795
                                                                                   ---------                ---------

Minority interest                                                                     (3,078)                  (3,136)
                                                                                   ---------                ---------

Commitments and contingencies

        MEMBERS' EQUITY:

Listed Shares, no par value,
    25,958,965 and 25,833,603 shares issued and
    outstanding at March 31, 2000 and December 31, 1999                              527,876                  526,130
Distributions in excess of accumulated earnings                                      (12,904)                 (11,560)
Accumulated other comprehensive loss                                                  (1,710)                    (910)
                                                                                   ---------                ---------
                                                                                     513,262                  513,660
Less, shares in treasury at cost, 547,600 and 62,300 shares
    at March 31, 2000 and December 31, 1999                                           (9,747)                  (1,060)
                                                                                   ---------                ---------
                                                                                     503,515                  512,600
                                                                                   ---------                ---------
             Total liabilities and members' equity                                 $ 871,095                 $856,259
                                                                                   =========                =========



The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date.

                             CAREY DIVERSIFIED LLC
                               AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

              (in thousands, except share and per share amounts)

                                                                                       Three Months Ended
                                                                                  March 31,             March 31,
                                                                                    2000                  1999
                                                                            -----------------    -----------------
Revenues:

     Rental income                                                             $   12,743            $   10,829
     Interest from direct financing leases                                          8,324                 8,482
     Other interest income                                                             35                   141
     Other income                                                                     852                   304
     Revenue of hotel operations                                                    1,322                 1,358
                                                                               ----------            ----------
                                                                                   23,276                21,114
                                                                               ----------            ----------

Expenses:
     Interest                                                                       6,010                 4,141
     Depreciation and amortization                                                  3,127                 2,336
     General and administrative                                                     1,913                 1,852
     Property expenses                                                              1,666                 1,616
     Operating expenses of hotel operations                                         1,171                 1,139
                                                                               ----------            ----------
                                                                                   13,887                11,084
                                                                               ----------            ----------

           Income before minority interest,
             income from equity investments, loss on sale
             and extraordinary item                                                 9,389                10,030

Minority interest in income                                                          (870)                 (746)
                                                                               ----------            ----------

           Income before income from equity
             investments, loss on sale and extraordinary item                       8,519                 9,284

Income from equity investments                                                      1,222                   582
                                                                               ----------            ----------


           Income before loss on sale and extraordinary
             item                                                                   9,741                 9,866
Loss on sale of real estate                                                          (116)
                                                                               ----------            ----------

           Income before extraordinary item                                         9,625                 9,866

Extraordinary loss on extinguishment of debt                                            -                   (39)
                                                                               ----------            ----------

           Net income                                                          $    9,625            $    9,827
                                                                               ==========            ==========

BASIC and diluted earnings per share:                                                $.38                  $.39
                                                                                     ====                  ====

Weighted average, basic and diluted shares outstanding                         25,624,346            25,416,171
                                                                               ==========            ==========



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             CAREY DIVERSIFIED LLC
                               AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS OF
                       COMPREHENSIVE INCOME (UNAUDITED)

                                (in thousands)



                                                                                       Three Months Ended
                                                                            March 31, 2000        March 31, 1999
                                                                            --------------        --------------
     Net income                                                                $9,625                  $9,827
                                                                               ------                  ------
     Other comprehensive loss:
         Unrealized gain (loss),
             marketable securities                                                 61                    (183)
         Foreign currency translation adjustment                                 (861)                    128
                                                                               ------                  ------
                 Other comprehensive loss                                        (800)                    (55)
                                                                               ------                  ------

                 Comprehensive income                                          $8,825                  $9,772
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

                             CAREY DIVERSIFIED LLC
                               AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)

                                (in thousands)

                                                                                               Three Months Ended
                                                                                      March 31, 2000       March 31,1999
                                                                                      --------------       -------------
Cash flows from operating activities:
     Net income                                                                      $  9,625                 $  9,827
     Adjustments to reconcile net income
         to net cash provided by operating activities:
         Depreciation and amortization                                                  3,127                    2,336
         Amortization of deferred income                                                  (98)                    (334)
         Extraordinary loss, net of minority interest                                                               39
         Minority interest in income                                                      870                      746
         Loss on sale                                                                     116
         Straight-line rent adjustments and other noncash
             rent adjustments                                                            (493)                    (390)
         Income from equity investments in excess of distributions
             received                                                                    (298)
         Compensation costs and fees paid by issuance of shares                           605                      426
         Provision for uncollected rents                                                  355                      146
         Securities received in settlement                                                                        (251)
         Net change in operating assets and liabilities                                 1,330                   (1,646)
                                                                                    ---------                 --------
             Net cash provided by operating activities                                 15,139                   10,899
                                                                                    ---------                 --------
Cash flows from investing activities:
     Purchase of real estate                                                          (11,515)                 (18,444)
     Additional capital expenditures                                                     (366)                  (1,345)
     Payment of disposition fees to affiliate                                                                   (1,007)
     Proceeds from sale of property                                                       361                       74
     Purchase of mortgage receivable                                                                            (3,629)
     Distributions received from equity investments in
         excess of equity income                                                                                    17
                                                                                    ---------                 --------
             Net cash used in investing activities                                    (11,520)                 (24,334)
                                                                                    ---------                 --------
Cash flows from financing activities:
     Proceeds from issuance of shares                                                                              652
     Distributions to minority interests                                                 (602)                    (660)
     Dividends paid                                                                   (10,716)                 (10,450)
     Payments of mortgage principal and notes payable                                  (1,638)                  (1,268)
     Proceeds from note payable                                                        25,000                   29,000
     Prepayments of mortgages and notes payable                                                                 (3,954)
     Deferred financing costs                                                              (9)                     (68)
     Purchase of treasury stock                                                        (8,687)
     Other                                                                                (30)                     (39)
                                                                                    ---------                 --------
             Net cash provided by financing activities                                  3,318                   13,213
                                                                                    ---------                 --------
     Effect of exchange rate changes on cash                                              (25)
     Net increase (decrease) in cash and cash equivalents                               6,912                     (222)


Cash and cash equivalents, beginning of period                                          2,297                    5,673
                                                                                    ---------                 --------
             Cash and cash equivalents, end of period                                $  9,209                 $  5,451
                                                                                    =========                 ========

Noncash investing and financing activities:
       During the three-month periods ended March 31, 2000 and 1999, the Company issued restricted shares of $998 and $991, respectively to certain directors, officers and affiliates in consideration of compensation and fees.

       During the three-months ended March 31, 2000 and 1999, the Company purchased real estate interests of $778 and $2,510, respectively, in exchange for the issuance of 44,646 and 139,859 shares respectively.



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             CAREY DIVERSIFIED LLC
                               AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

               (dollars in thousands, except per share amounts)


Note 1.  Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant inter-entity balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the financial statements and footnotes thereto included in Carey Diversified LLC's (the "Company" or "CDC") Annual Report on Form 10-K for the year ended December 31, 1999.



Note 2.  Earnings Per Share:

Basic and diluted earnings per share for the three-month periods ended March 31, 2000 and 1999 were calculated as follows:


                                                                           Weighted
                                                         Income            Average           Per
                                                       Available to         Shares          Share
    2000                                               To Members         Outstanding       Amount
    ----                                               ----------         -----------       ------
Basic and diluted earnings per share                     $ 9,625            25,624           $.38
                                                         =======                             ====
    1999
    ----
Basic and diluted earnings per share before
     extraordinary items                                 $ 9,866                             $0.39
Extraordinary item                                           (39)                             -
                                                         -------                             -----
Basic and diluted earnings per share                     $ 9,827            25,416           $0.39
                                                         =======                             =====


Note 3.  Transactions with Related Parties:

Pursuant to its management agreement, Carey Management LLC ("Carey Management"), an affiliate, performs certain advisory and administrative services for the Company. Management and performance fees are payable to Carey Management, each at an annual rate of 1/2 of 1% of the total average market capitalization of the Company. The management fee is reduced on a dollar-for-dollar basis for distributions paid to the special limited partners of the Company's nine subsidiary partnerships. The performance fee is payable in the form of restricted shares issued by the Company and vests over a five-year period. The performance fees were $570 and $375 for the three-months ended March 31, 2000 and 1999, respectively. Management fees, net of the distributions paid to special limited partners, were $387 and $368 for the three-months ended March 31, 2000 and 1999, respectively. General and administrative expense reimbursements were $401 and $357 for the three-months ended March 31, 2000 and 1999.

                             CAREY DIVERSIFIED LLC
                               AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)

               (dollars in thousands, except per share amounts)


Note 4.  Lease Revenues:

For the three months ended March 31, 2000 and 1999, the Company earned its net leasing revenues (i.e., rental income and interest income from direct financing leases) from over 75 lessees. A summary of net leasing revenues including all current lease obligors with more than $1,000 in annualized revenues is as follows:


                                                       2000             %              1999          %
                                                       -----          ----             ----         ----
Federal Express Corporation                          $ 1,105            5%
Dr Pepper Bottling Company of Texas                    1,062            5            $ 1,000         5%
Gibson Greetings, Inc.                                 1,003            5                980         5
Detroit Diesel Corporation                               915            4                915         5
Sybron International Corporation                         907            4                907         5
Livho, Inc.                                              807            4                807         4
Orbital Sciences Corporation                             664            3                538         3
Quebecor Printing, Inc.                                  651            3                614         3
America West Holdings Corp                               635            3
Furon Company                                            604            3                604         3
Thermadyne Holdings Corporation.                         583            3                559         3
AutoZone, Inc.                                           560            3                560         3
The Gap, Inc.                                            551            3                551         3
AP Parts International, Inc.                             404            2                355         2
CSS Industries, Inc.                                     399            2                396         2
Brodart, Co.                                             380            2                380         2
Peerless Chain Company                                   366            2                366         2
Eagle Hardware & Garden, Inc.                            365            2                318         2
Lockheed Martin Corporation                              362            2                334         2
Red Bank Distribution, Inc.                              350            2                350         2
Unisource Worldwide, Inc.                                350            2                348         2
High Voltage Engineering Corporation                     332            1                332         2
Bell South Telecommunication, Inc.                       306            1
Cendant Operations, Inc.                                 297            1
Duff-Norton Company, Inc.                                291            1                291         1
Sprint Spectrum L.P.                                     289            1                289         1
United States Postal Service                             272            1                272         1
Copeland Beverage Group                                                                  450         2
Other                                                  6,257           30              6,795        35
                                                     -------          ---            -------       ---
                                                     $21,067          100%           $19,311       100%
                                                     =======          ===            =======       ===

                             CAREY DIVERSIFIED LLC
                               AND SUBSIDIARIES

   NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS (CONTINUED)

               (dollars in thousands, except per share amounts)


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

The most recently filed financial statements of Meristar reported total assets of $3,094,201 and shareholders' equity of $1,170,602 as of December 31, 1999 and revenues of $374,904 and net income of $98,964 for the year then ended. The carrying value of the equity interest in Meristar operating partnership as of March 31, 2000 was $19,220.

The Company owns equity interests as a limited partner in two limited partnerships and an interest in a limited liability company that each own real estate net leased to a single tenant. Affiliates, own the remaining ownership interests. Summarized combined financial information of the three equity investments is as follows.:

                                                                    March 31, 2000       December 31, 1999
                                                                    --------------       -----------------
        Assets (primarily real estate)                                  $81,354                $81,054
        Liabilities (primarily mortgage notes payable)                   50,917                 51,211
        Partners' capital                                                30,437                 29,843

                                                                               Three Months Ended
                                                                               ------------------
                                                                                    March 31,
                                                                                    --------
                                                                           2000                   1999
                                                                           ----                   ----
        Revenues (primarily rental income)                               $2,389                 $1,748
        Expenses (primarily interest on mortgages
            and depreciation)                                             1,415                  1,124
                                                                         ------                 ------
        Net income                                                       $  974                 $  624
                                                                         ======                 ======


                             CAREY DIVERSIFIED LLC
                               AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
                                 (CONTINUED)


Note 6.  Segment Reporting:

The Company operates in two business segments - real estate and hotel operations. The two segments are summarized as follows:


                                                              Real Estate             Hotel           Total Company
                                                              -----------             -----           -------------
         Three months ended March 31,
         ---------------------------
         Revenues:
               2000                                             $ 21,954               $1,322              $ 23,276
               1999                                               19,756                1,358                21,114

         Operating and interest expenses:
            (excluding depreciation and
             amoritization)
               2000                                             $  9,589               $1,171              $ 10,760
               1999                                                7,609                1,139                 8,748

         Income from equity investments:
               2000                                             $  1,222                                   $  1,222
               1999                                                  582                                        582

         Net operating income (1):
               2000                                             $  9,590               $  151              $  9,741
               1999                                                9,647                  219                 9,866

         Total assets:
               March 31, 2000                                   $863,143               $7,952              $871,095
               December 31, 1999                                 848,526                7,733               856,259






(1) Represents income before gains and losses and extraordinary items.

                             CAREY DIVERSIFIED LLC
                               AND SUBSIDIARIES

               Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     (in thousands, except share amounts)



           The following information should be read in conjunction with Carey Diversified LLC's ("CDC") condensed consolidated financial statements and notes thereto as of March 31, 2000 included in this quarterly report and CDC's Annual Report on Form 10-K for the year ended December 31, 1999. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CDC to be materially different from the results of operations or plans expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CDC that the results or conditions described in such statements or the objectives and plans of CDC will be achieved.


RESULTS OF OPERATIONS:

           Net income for the three-months ended March 31, 2000 decreased by $202 as compared with net income for the three-month period ended March 31, 1999. Excluding a nonrecurring loss from the sale of a property and an extraordinary item in 1999, income would have decreased by $125, or approximately 1%. The decrease was due to increases in depreciation and amortization and interest expense and was partially offset by increases in lease revenues (rental income and interest from direct financing leases) and income from equity investments.

           The increase in lease revenues was due to (a) the completion of build-to-suit projects and the related commencement of lease terms with America West Holding Corp. (America West Airlines) and Federal Express Corporation in May 1999 and February 2000, respectively, (b) the completion of a renovation of a property in Moorestown, New Jersey in May 1999 at which time a new lease with Cendant Operations Inc. commenced, and (c) the purchase of the Bell South Telecommunications Inc. property in December 1999. The increase in income from equity investments was due to the purchase of an interest, with an affiliate, of a property net leased to Checkfree Holdings, Inc. in June 1999 and an increase in income from the equity investment in the operating partnership of Meristar Hospitality Corporation. The equity income from the Meristar investment was lower in 1999 due to a change in Meristar's accounting for percentage of sales rents as the result of an accounting pronouncement that became effective in 1999. As a result of the change, income from equity investments is not fully comparable for the three-month periods. The increase in interest expense was due to CDC's obtaining limited recourse financing on the America West, Orbital Sciences Corporation, AutoZone, Inc and Bell South properties in 1999. In addition, interest charges on the advances from CDC's line of credit that related to the construction of the Federal Express property were capitalized rather than expensed until the completion of construction. The increase in depreciation and amortization, noncash charges, was due to the completion of the America West and Federal Express properties, the renovation of the Cendant property, and expansion of the Orbital Sciences properties. General and administrative and property expenses were stable for the comparable periods.

           In January and February 2000, CDC received a total of $1,800 in proceeds from drawing on the letter of credit that had been provided by the Copeland Beverage Group, an amount equal to one year's rent on the Copeland lease. The Copeland lease was terminated in the fourth quarter of 1999 by the receiver who was appointed by the court to oversee Copeland's liquidation. The proceeds from the Copeland letter of credit have been used to pay uncollected rents and to reimburse CDC for certain costs, primarily legal costs and real estate taxes. CDC has recognized other income of $300 from the proceeds of the letter of credit and is using the remaining funds to pay anticipated expenditures. In addition, CDC has recognized other income of $263 from sublease rentals that have been received from the receiver. CDC is actively exploring redevelopment plans for the Copeland property which consists of an 18 acre parcel in Los Angeles, California. DeVlieg Bullard, Inc., a lessee of properties in McMinnville, Tennessee and Frankenmuth, Michigan filed a petition of bankruptcy in 1999. The creditors committee of the DeVlieg Bullard bankruptcy has approved an asset sale of the Tooling Division that occupies the Frankenmuth property, and CDC is in the process of negotiating a new lease with the purchaser of Tooling Division assets as well as evaluating redevelopment opportunities on excess land in Frankenmuth. CDC also has an agreement in principle for a new lease at the McMinnville property. Management believes that annual rents from the two new leases will be at least $700. The Company drew $854 in 1999 from a letter of credit that had been provided by DeVlieg Bullard. Income from hotel operations for the comparable three-month periods decreased as a result of occupancy rates declining to 46% from 51%. The hotel business is seasonal with their most significant portion of revenues and profits recognized during the third quarter so that the current quarter's results are not expected to be indicative of results for the full year.

                              CAREY DIVERSIFIED LLC
                                AND SUBSIDIARIES


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

                     (in thousands, except share amounts)


           Effective May 1, 2000, CDC entered into a new lease with Pillowtex Corporation at CDC's property in Salisbury, North Carolina at an annual rent of $691. The property had been occupied by Family Dollar Stores, Inc. until February 2000 at an annual rent of $662.


FINANCIAL CONDITION:

           Cash flows from operations of $15,139 was sufficient to fund quarterly dividends of $10,716, and distributions to minority interests of $602. In addition, CDC used $1,638 to make scheduled principal payments on its limited recourse mortgages and notes payable.

           The Company's investing activities consisted of using $11,881 for capital expenditures primarily for completing the Federal Express Project ($9,462) and buying out the joint venture partner on the Cendant property ($527). In connection with the redevelopment of the Cendant property, CDC had an obligation to buy out the joint venture partner's interest within one year of the lease inception. CDC also used $1,700 (including $778 through the issuance of CDC shares) to acquire 11 acres of land adjacent to its existing 12 acre multi-tenant property in Broomfield, Colorado. Management is preparing plans to redevelop the property and believes that subsequent to redevelopment, it will be able to realize substantially higher rents. In August 1999, CDC successfully settled a dispute with the former tenant at Broomfield at which time it bought out the former tenant's rights to exercise a purchase option for the property. With the elimination of the purchase option, CDC can fund improvements to the property and is positioned to benefit from the favorable conditions in the Broomfield real estate market.

           In addition to paying dividends and scheduled principal payments on debt, CDC's financing activities included drawing an additional $25,000 from the $185,000 line of credit and purchasing $8,687 of treasury stock. The amounts drawn from the line of credit were used to fund capital costs and the stock buyback. As of March 31, 2000, the outstanding amount drawn on the line of credit was $154,000. The purchases of treasury stock increased the number of shares purchased to 547,600 pursuant to CDC's stock buy back plan of up to 1,000,000 shares. CDC has $30,000 of unused capacity of its line of credit and sufficient mortgage borrowing capacity as neither the Cendant nor Federal Express properties has been encumbered with mortgage debt.

                              CAREY DIVERSIFIED LLC
                                AND SUBSIDIARIES


                                     PART II




Item 3A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(in thousands)

           $158,348 of the CDC's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of March 31, 2000 ranged from 4.85% to 7.40% There has been no material change since December 31, 1999.


                     2000           2001         2002       2003        2004      Thereafter     Total    Fair Value
                     ----           ----         ----       ----        ----      ----------     -----    ----------
Fixed rate           $5,174       $10,464       $9,158     $9,640     $26,838      $97,074     $158,348     $154,744

Average
  interest rate       7.80%         7.63%        7.63%      7.67%       7.79%        7.82%

Variable rate        $2,956      $163,954         $679       $716        $767      $12,604     $181,676     $181,676


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           During the quarter ended March 31, 2000, no matters were submitted to a vote of security holders.



Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

           (a)         Exhibits:

                       None

           (b)         Reports on Form 8-K:

                               During the quarter ended March 31, 2000 the Company was not required to file any reports on Form 8-K.

                              CAREY DIVERSIFIED LLC
                                AND SUBSIDIARIES




                                   SIGNATURES






           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      CAREY DIVERSIFIED LLC
                                                            AND SUBSIDIARIES

           5/15/00                            By:      /s/ John J. Park
           -------                                     ---------------------------------------
             Date                                           John J. Park
                                                            Executive Vice President, Treasurer and
                                                            Chief Financial Officer
                                                            (Principal Financial Officer)



           5/15/00                            By:      /s/ Claude Fernandez
           -------                                     ---------------------------------------
             Date                                           Claude Fernandez
                                                            Executive Vice President and
                                                            Chief Administrative Officer
                                                            (Principal Accounting Officer)