Form 10-Q
period 2000-06-30
CAREY DIVERSIFIED LLC
filed 2000-08-14
CIK 1025378

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  For the quarterly period ended JUNE 30, 2000

                                       of

                              W.P. CAREY & CO. LLC
                                     ("WPC")
                        (FORMERLY CAREY DIVERSIFIED LLC)

                      A DELAWARE Limited Liability Company
                   IRS Employer Identification No. 13-3912578
                      SEC File Number           001-13779

                              50 ROCKEFELLER PLAZA,
                            NEW YORK, NEW YORK 10020
                                 (212) 492-1100

WPC has LISTED SHARES registered pursuant to Section 12(g) of the Act.

WPC is registered on the NEW YORK STOCK EXCHANGE AND THE PACIFIC STOCK EXCHANGE.

WPC does not have any Securities registered pursuant to Section 12(b) of the Act.

WPC (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

There are 33,704,979 Listed Shares, no par value outstanding at August 10, 2000.

                              W.P. CAREY & CO. LLC
                                AND SUBSIDIARIES


                                      INDEX

                                                                                  Page No.
                                                                                  --------
PART I
------
Item 1. - Financial Information*

           Condensed Consolidated Balance Sheets,
           as of June 30, 2000 and December 31, 1999                                  2

           Condensed Consolidated Statements of Operations for the
           three and six months ended June 30, 2000 and 1999                          3

           Condensed Consolidated Statements of Comprehensive Income (Loss)
           for the three and six months ended June 30, 2000 and 1999                  4

           Condensed Consolidated Statements of Cash Flows for the
           six months ended June 30, 2000 and 1999                                  5-6

           Notes to Condensed Consolidated Financial Statements                    7-12


Item 2. - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                    13-15


PART II - Other Information
-------

Item 3. -  Quantitative and Qualitative Disclosures About Market Risk                16

Item 4. -  Submission of Matters to a Vote of Security Holders                       16

Item 6. -  Exhibits and Reports on Form 8-K                                          16

 Signatures                                                                          17






*The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                              W.P. CAREY & CO. LLC
                                AND SUBSIDIARIES


                                     PART I
                        Item 1. - FINANCIAL INFORMATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)


                                                                 June 30, 2000        December 31, 1999
                                                                ----------------       ---------------
                                                                  (Unaudited)              (Note)
       ASSETS:

Real estate leased to others under the operating method,
   net of accumulated depreciation of  $22,795 and
   $16,455 at June 30, 2000 and December 31, 1999                     $498,144              $425,421
Net investment in direct financing leases                              295,648               295,556
Operating real estate, net of accumulated depreciation
   of $1,129 and $832 at June 30, 2000 and December 31, 1999             6,703                 6,753
Real estate leased to others under construction                          3,499                69,176
Assets held for sale                                                     1,863                 3,091
Cash and cash equivalents                                                8,517                 2,297
Due from affiliates                                                      1,266                     -
Equity investments                                                      33,676                32,167
Intangible assets, net of accumulated amortization of $353              88,479                     -
Other assets                                                            22,506                21,798
                                                                ----------------       ---------------
         Total assets                                                 $960,301              $856,259
                                                                ================       ===============

       LIABILITIES:
Mortgage notes payable                                                $183,983              $188,248
Notes payable                                                          159,196               129,103
Accrued interest                                                         1,190                   874
Due to affiliates                                                        5,361                 7,227
Dividends payable                                                       14,236                10,718
Other liabilities                                                       13,922                10,625
                                                                ----------------       ---------------
         Total liabilities                                             377,888               346,795
                                                                ----------------       ---------------

Minority interest                                                          495                (3,136)
                                                                ----------------       ---------------

Commitments and contingencies

       MEMBERS' EQUITY

Listed Shares, no par value; 34,489,679 and 25,833,603
   shares issued and outstanding at June 30, 2000 and
   December 31, 1999                                                   660,151               526,130
Distributions in excess of accumulated earnings                        (56,977)              (11,560)
Deferred compensation                                                   (6,295)                    -
Accumulated other comprehensive income                                  (1,698)                 (910)
                                                                ----------------       ---------------
                                                                       595,181               513,660

Less, shares in treasury at cost, 782,700 and 62,300 shares
   at June 30, 2000 and December 31, 1999                              (13,263)               (1,060)
                                                                ----------------       ---------------

         Total members' equity                                         581,918               512,600
                                                                ----------------       ---------------
         Total liabilities and members' equity                        $960,301              $856,259
                                                                ================       ===============

The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date.

                              W.P. CAREY & CO. LLC
                                AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               (in thousands, except per share and share amounts)

                                          Three Months Ended June 30,                Six Months Ended June 30,
                                            2000               1999                  2000                 1999
                                      -----------------   ----------------     ----------------    -----------------
Revenues:
   Rental income                            $ 13,079            $ 11,748             $ 25,822             $ 22,577
   Interest income from direct
      financing leases                         8,436               8,448               16,760               16,930
   Advisory fee income                         2,843                   -                2,843                    -
   Other income                                  630                  83                1,482                  387
   Other interest income                         170                 294                  205                  435
   Revenue of hotel operations                 1,453               1,304                2,775                2,662
                                      -----------------   ----------------     ----------------    -----------------
                                              26,611              21,877               49,887               42,991
                                      -----------------   ----------------     ----------------    -----------------

Expenses:
   Interest                                    6,874               4,694               12,884                8,874
   Depreciation and amortization               4,100               2,476                7,227                4,812
   General and administrative                  2,405               1,689                4,090                3,486
   Property expenses                           2,179               1,423                3,845                3,039
   Writeoff of management contract
      on acquisition                          38,000                   -               38,000                    -
   Writedown to fair value                       331                 158                  331                  158
   Operating expenses of hotel
      operations                               1,186               1,072                2,357                2,211
                                      -----------------   ----------------     ----------------    -----------------
                                              55,075              11,512               68,734               22,580
                                      -----------------   ----------------     ----------------    -----------------
      (Loss) income before minority
        interest, equity
        investments, loss on sale
        and income taxes                     (28,464)             10,365              (18,847)              20,411

Minority interest in income                     (702)              ( 815)              (1,572)              (1,561)
                                      -----------------   ----------------     ----------------    -----------------

      (Loss) income before equity
        investments, loss on sale
        and income taxes                     (29,166)              9,550              (20,419)              18,850

Income from equity investments                   108                 245                1,330                  827
                                      -----------------   ----------------     ----------------    -----------------

      (Loss) income before loss on
        sale and income taxes                (29,058)              9,795              (19,089)              19,677

Loss on sale of real estate                      (18)                  -                 (134)                   -
                                      -----------------   ----------------     ----------------    -----------------

      (Loss) income before income
        taxes                                (29,076)              9,795              (19,223)              19,677

Provision for income taxes                      (965)               (175)              (1,193)                (230)
                                      -----------------   ----------------     ----------------    -----------------

      Net (loss) income                     $(30,041)           $  9,620             $(20,416)            $ 19,447
                                      =================   ================     ================    =================

(Loss) earnings per share:
      Basic and diluted                       $(1.18)             $  .38               $(.80)                $ .76
                                            ===========         ==========         ============         ============

Weighted average shares outstanding:
      Basic and diluted                   25,425,965          25,576,774           25,525,951           25,496,916
                                      =================   ================     ================    =================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              W.P. CAREY & CO. LLC
                                AND SUBSIDIARIES


                      CONDENSED CONSOLIDATED STATEMENTS OF
                    COMPREHENSIVE (LOSS) INCOME (UNAUDITED)


                                 (in thousands)


                                        Three Months Ended June 30,               Six Months Ended June 30,
                                          2000                1999                2000                 1999
                                     ---------------     ---------------      --------------       --------------
Net (loss) income:                        $(30,041)           $ 9,620             $(20,416)             $19,447
                                     ---------------     ---------------      --------------       --------------

Other comprehensive income:
Change in unrealized appreciation
   of marketable securities                   (277)               266                 (216)                  31
Foreign currency translation
   adjustment                                  289              1,184                 (572)               1,364
                                     ---------------     ---------------      --------------       --------------
     Other comprehensive (loss)
       income                                   12              1,450                 (788)               1,395
                                     ---------------     ---------------      --------------       --------------

     Comprehensive (loss) income          $(30,029)           $11,070             $(21,204)             $20,842
                                     ===============     ===============      ==============       ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              W.P. CAREY & CO. LLC
                                AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                   Six Months Ended June 30,
                                                                  2000                   1999
                                                             --------------         -------------
Cash flows from operating activities:
   Net (loss) income                                             $(20,416)             $ 19,447
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                 7,227                 4,812
      Amortization of deferred income                                (283)                 (715)
      Loss on sale of real estate                                     134                     -
      Securities received in lieu of cash                               -                  (265)
      Minority interest in income                                   1,572                 1,561
      Straight-line rent adjustments                               (1,042)                 (797)
      Costs paid by issuance of shares                              1,297                   857
      Equity income in excess of distributions received               (27)                    -
      Writeoff of management contract on acquisition               38,000                     -
      Provision for uncollected rents                                 362                   300
      Writedown to fair value                                         331                   158
      Net change in operating assets and liabilities, net
         of assets and liabilities acquired                        (1,408)               (1,028)
                                                             --------------         -------------
         Net cash provided by operating activities                 25,747                24,330
                                                             --------------         -------------

Cash flows from investing activities
   Purchases of real estate and equity investments                (11,267)              (41,940)
   Additional capital expenditures                                   (866)               (1,965)
   Proceeds from sale of property                                     982                    74
   Distributions from equity investments in excess of
      equity income                                                     -                   371
   Payment of disposition fees                                          -                (1,007)
   Payment of deferred acquisition fees                              (392)                    -
   Purchases of mortgage receivable and  marketable
      securities                                                        -                (3,676)
   Cash acquired on acquisition of business operations                212                     -
                                                             --------------         -------------
         Net cash used in investing activities                    (11,331)              (48,143)
                                                             --------------         -------------

Cash flows from financing activities:
   Proceeds from issuance of shares                                     -                   652
   Dividends paid                                                 (21,482)              (21,111)
   Distributions to minority interest                              (1,172)               (1,309)
   Payments of mortgage principal                                  (3,421)               (3,135)
   Proceeds from notes payable                                     30,094                37,000
   Proceeds from mortgages payable                                      -                15,000
   Prepayments of mortgages                                             -                (3,954)
   Deferred financing costs                                             -                  (388)
   Purchases of treasury stock                                    (12,204)                    -
   Other                                                               18                     -
                                                             --------------         -------------
         Net cash (used in) provided by financing
         activities                                                (8,167)               22,755
                                                             --------------         -------------

Effect of exchange rate changes on cash                               (29)                    -
                                                             --------------         -------------

         Net increase (decrease) in cash and cash
         equivalents                                                6,220                (1,058)

Cash and cash equivalents, beginning of period                      2,297                 5,673
                                                             --------------         -------------

         Cash and cash equivalents, end of period                $  8,517              $  4,615
                                                             ==============         =============

                              W.P. CAREY & CO. LLC
                                AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED) -
                                   CONTINUED

                                 (in thousands)

Noncash operating, investing and financing activities:

A. The purchase of Carey Management consisted of the acquisition of certain assets and liabilities at fair value in exchange for the issuance of listed shares as follows:

        Intangible assets:
           Management contracts                   $ 97,135
           Trade name                                4,700
           Workforce                                 4,900
           Goodwill                                 20,097
                                                  --------
                                                   126,832

        Other assets and liabilities, net           (2,414)
        Listed shares issued                      (124,630)
                                                   -------
           Net cash acquired                      $    212
                                                  ========

B. During the six-month periods ended June 30, 2000 and 1999, the Company issued restricted shares of $2,345 and $1,980, respectively, to certain directors, officers and affiliates in consideration of services rendered. In connection with the acquisition of Carey Management, restricted shares and stock options valued at $6,295 have been recorded as deferred compensation.

C. In connection with the acquisition of real estate interests in 2000 and 1999, the Company issued shares of $775 and $2,510, respectively.



















The accompanying notes are an integral part of the condensed consolidated financial statements.
                                      -6-

                              W.P. CAREY & CO. LLC
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

           (dollars in thousands, except share and per share amounts)

Note 1:   Basis of Presentation/Accounting Policies:

The accompanying unaudited financial statements of W.P. Carey & Co. LLC ("the Company") (formerly Carey Diversified LLC) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All significant inter-entity balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Certain 1999 amounts have been reclassified to conform to the 2000 financial statement presentation.

The Company has adopted the provisions of Staff Accounting Bulletin No. 101 - Revenue Recognition ("SAB 101"). The adoption of SAB 101 has not had a material effect on the Company's financial position and results of operations.

For the advisory business, all fees are recognized as earned. Transaction fees are earned upon consummation of a transaction and asset-based fees are earned when services are performed.

Note 2.   Acquisition of Business Operations:

The Company acquired the net lease real estate advisory operations of Carey Management LLC ("Carey Management"), a subsidiary of W.P. Carey & Co., Inc., an affiliate, pursuant to receiving shareholder approval on June 28, 2000. The assets acquired include the Advisory Agreements with four affiliated publicly owned real estate investment trusts (the "CPA REITs"), the Company's Management Agreement, the stock of an affiliated broker-dealer, investments in the common stock of the CPA REITs, and certain office furniture, fixtures, equipment and employees required to carry on the business operations of Carey Management. The purchase price consists of the initial issuance of 8,000,000 Listed Shares ("shares"); an additional 2,000,000 shares will be issued over four years if specified performance criteria are achieved. The initial 8,000,000 shares issued are restricted for a period of up to three years. The total purchase price is approximately $131,300 including the initial issuance of 8,000,000 shares, estimated transaction costs of $2,300, the acquisition of a minority interest in the Company and the value of restricted shares and options issued in respect of the interests of certain officers in a non-qualified deferred compensation plan of Carey Management.

The acquisition of interests in Carey Management is accounted for as a purchase and recorded at the fair value of the initial 8,000,000 shares issued. The fair value of the shares is based upon the average market price for a reasonable period before and after the date the terms of the acquisition were announced, including a discount to reflect the restrictions on their disposition. The purchase price has been allocated to the assets and liabilities acquired based upon their fair market values. Intangible assets acquired, including the Advisory Agreements with the CPA REITs, the Company's Management Agreement, the trade name, and workforce, have been determined pursuant to an independent valuation. The value of the Advisory Agreements and the Management Agreement have been computed based on a discounted cash flow analysis of the projected fees. Goodwill of $20,097, representing the excess of the purchase price over the fair values of the identified tangible and intangible assets, has been recorded. The acquisition of the Company's Management Agreement has been accounted for as a contract termination and the fair value of the Agreement of $38,000 was expensed as of the date of the merger.

In connection with the merger, the Company granted approximately 450,000 restricted shares and 770,000 options to purchase shares to employees of the Company. The restricted shares vest ratably over four years, and the options are exercisable over a period of ten years, at prices ranging from $7.69 to $16.25 per share, and vest ratably over a period of three years.

                              W.P. CAREY & CO. LLC
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)

           (dollars in thousands, except share and per share amounts)

Approximately 105,000 restricted shares and 329,000 options, exercisable at $7.69, were issued in satisfaction of the interests of certain officers in a non-qualified deferred compensation plan of Carey Management that was terminated upon completion of the merger. The stock price used to record the 105,000 restricted shares is consistent with the stock price used to value the overall acquisition of assets. The fair value of the options of approximately $2,450 was determined independently using an option pricing model and stock prices as of the announcement date of the acquisition.

The value of the remaining approximately 346,000 restricted shares and 443,000 options, exercisable at $16.25 per share, of $6,117 has been classified as deferred compensation in the accompanying condensed consolidated financial statements and will be charged to compensation expense over their respective vesting periods. The fair value of the restricted shares was determined based on the stock price as of the completion of the merger. Deferred compensation with respect to the options is based on the intrinsic value as of the date of completion of the merger.

Upon completion of the merger the Company assumed the name of "W.P. Carey & Co. LLC".

                              W.P. CAREY & CO. LLC
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)

           (dollars in thousands, except share and per share amounts)

Note 3.   Transactions with Related Parties:

As described in Note 2, the Company's Management Agreement with Carey Management was cancelled effective with the acquisition of the business operations of Carey Management; as such, the Company is now internally managed. For the periods from April 1, 2000 through June 28, 2000, and from January 1, 2000 through June 28, 2000, the Company incurred combined management and performance fees of $967 and $1,924, respectively, and general and administrative reimbursements of $456 and $857, respectively. For the three-month and six-month periods ended June 30, 1999, the Company incurred combined management and performance fees of $736 and $1,479, respectively, and general and administrative reimbursements of $372 and $729, respectively. As a result of the cancellation of the Management Agreement and acquisition of Carey Management's workforce, the Company will no longer incur management and performance fees and general and administrative reimbursements.

As a result of acquiring the Advisory Agreements with the CPA REITs, the Company has engaged in a new business segment (see Note 6), advisory operations, and will earn fees as the Advisor to the four affiliated CPA REITs, Corporate Property Associates 10 Incorporated ("CPA(R):10"), Carey Institutional Properties Incorporated ("CIP(R)"), Corporate Property Associates 12 Incorporated ("CPA(R):12"), and Corporate Property Associates 14 Incorporated ("CPA(R):14").

Under the Advisory Agreements with the CPA REITs, the Company performs various services, including but not limited to the day-to-day management of the CPA REITs and transaction-related services primarily consisting of the identification, evaluation, and negotiation of property purchases and dispositions and placement of debt. In addition, the Company's broker-dealer subsidiary earns fees in connection with the on-going "best efforts" public offering of CPA(R):14. The Company earns an asset management fee of 1/2 of 1% per annum of Average Invested Assets, as defined in the Agreements, for each CPA REIT and, based upon certain performance criteria for each REIT, may be entitled to receive a performance fee of 1/2 of 1% of Average Invested Assets. The Company may, at its option, elect to receive its performance fees in the common stock of the applicable CPA REIT. In connection with structuring and negotiating acquisitions and related mortgage financing for the CPA REITs, the Company earns fees equal to 4.5% of the cost of the properties acquired. For acquisitions made on behalf of CPA(R):12 and CPA(R):14, 2% of the fee is deferred and payable in equal installments over no less than eight years. Such deferred structuring and financing fees bear interest at annual rates ranging from 6% to 7%. The Company is reimbursed for the cost of personnel provided for the administration of the CPA REITs. For the period from the date of acquisition through June 30, 2000, the Company earned structuring and financing fees of $2,813 and general and administrative reimbursements of $30.

As Advisor, the Company owns 20,000 shares of common stock in each CPA REIT and accounts for its investment in such common stock under the equity method of accounting. If certain costs of the CPA(R):14 public offering, exclusive of selling commissions, exceed 3.5% of the gross offering proceeds, the Company's broker-dealer subsidiary may be required to reimburse CPA(R):14 for such excess. Payment of asset management and performance fees by a CPA REIT may be limited, subject to satisfaction of certain guidelines which provide for deferral of such fees if certain annual operating expenses, as defined in the Advisory Agreements, exceed the greater of 2% of a CPA REIT's Average Invested Assets or 25% of its net income.

The Company has guaranteed $7,995 of loan obligations of certain senior officers in connection with the transaction described in Note 2. The loans are collateralized by shares of the Company and the CPA REITs owned by the senior officers.

Certain obligations to the affiliates of the former advisor have been retained, including deferred acquisition fees of $2,864, payable through January 2007, and a deferred fee of $1,423 which will only be paid when the Company achieves a closing price equal to or in excess of $23.11 for five consecutive days. These obligations are included in due to affiliates in the accompanying condensed consolidated financial statements.

                              W.P. CAREY & CO. LLC
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)

           (dollars in thousands, except share and per share amounts)


Note 4.   Lease Revenues:

For the six months ended June 30, 2000 and 1999, the Company earned its net leasing revenues (i.e., rental income and interest income from direct financing leases) from more than 80 lessees. A summary of net leasing revenues is as follows:


                                                   2000         %                1999          %
                                                   ----         -                ----          -
Federal Express Corporation                       $ 2,889        7%             $   127       -
Dr Pepper Bottling Company of Texas                 2,124        5                1,999        5%
Gibson Greetings, Inc.                              2,011        5                1,966        5
Detroit Diesel Corporation                          1,829        4                1,829        5
Sybron International Corporation                    1,813        4                1,813        5
Livho, Inc.                                         1,613        4                1,613        4
Orbital Sciences Corporation                        1,328        3                1,116        3
America West Holdings Corp.                         1,269        3                  521        1
Quebecor Printing, Inc.                             1,254        3                1,230        3
AutoZone, Inc.                                      1,236        3                1,179        3
Thermadyne Holdings Corporation                     1,214        3                1,117        3
Furon Company                                       1,207        3                1,207        3
The Gap, Inc.                                       1,103        3                1,102        3
AP Parts International, Inc.                          808        2                  809        2
CSS Industries, Inc.                                  798        2                  793        2
Brodart, Co.                                          760        2                  760        2
Peerless Chain Company                                732        2                  732        2
Lockheed Martin Corporation                           728        2                  828        2
Red Bank Distribution, Inc.                           700        2                  700        2
Eagle Hardware & Garden, Inc.                         692        2                  675        2
Unisource Worldwide, Inc.                             670        1                  862        2
High Voltage Engineering Corporation                  664        1                  664        2
Bell South Telecommunication, Inc.                    642        1                  -          -
Duff-Norton Company, Inc.                             582        1                  582        1
Sprint Spectrum, L.P.                                 577        1                  577        1
United States Postal Service                          545        1                  545        1
Cendant Operations, Inc.                              537        1                  -          -
DeVlieg Bullard, Inc.                                 477        1                  477        1
Anthony's Manufacturing Company, Inc.                 473        1                  473        1
Wal-Mart Stores, Inc.                                 446        1                  446        1
Material Science Corporation                          414        1                  414        1
Winn-Dixie Stores, Inc.                               385        1                  312        1
AT&T Corporation                                      380        1                  380        1
Exide Electrics Corporation                           286        1                  286        1
Excel Communications, Inc.                            266        1                  266        1
Copeland Beverage Group, Inc.                         -          -                  900        2
Other                                               9,130       21               10,207       26
                                               -----------    -------        ------------   --------
                                                  $42,582      100%             $39,507      100%
                                               ===========    =======        ============   ========

                              W.P. CAREY & CO. LLC
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

           (dollars in thousands, except share and per share amounts)



Note 5.   Equity Investments:

The Company owns 780,269 units of the operating partnership of Meristar Hospitality Corporation ("Meristar"), a publicly traded real estate investment trust which primarily owns hotels. The Company has the right to convert its units in the operating partnership to shares of common stock in Meristar at any time on a one-for-one basis. The exchange of units for common stock would be a taxable transaction in the year of exchange. The Company's interest in the Meristar operating partnership is being accounted for under the equity method.

Meristar's financial statements for the quarter ended March 31, 2000 reported total assets of $3,042,763 and shareholders' equity of $1,130,164 as of March 31, 2000 and revenues of $67,100 and a net loss of $(372) for the three months then ended. As of August 10, 2000, Meristar's quoted share price was $22 3/16, resulting in an aggregate value of the Company's units of approximately $17,312 if converted. The carrying value of the equity interest in Meristar operating partnership as of June 30, 2000 was $17,929.

The Company owns equity interests as a limited partner in two limited partnerships that each own real estate net leased to a single tenant. Corporate Property Associates 10 Incorporated, an affiliate, owns the remaining controlling interests as a general partner in each partnership. The Company also owns a 50% interest in a limited liability company with Corporate Property Associates 14 ("CPA(R):14"), an affiliate owning a 50% interest, that purchased property in June 1999 and net leased it to a single tenant. Combined financial information of the two limited partnerships and the limited liability company is summarized as follows:


(In thousands)                                                 June 30, 2000          December 31, 1999
                                                            -------------------      -------------------

Assets (primarily real estate)                                       $84,555                  $77,792
Liabilities (primarily mortgage notes payable)                        53,812                   48,934
Partner's capital                                                     30,743                   28,858


                                                                      Six Months Ended June 30,
                                                                   2000                     1999
                                                            --------------------------------------------

Revenues (primarily rental income)                                   $ 4,788                  $ 3,687
Expenses (primarily interest on mortgages and depreciation)           (3,274)                  (2,273)
                                                            -------------------      -------------------
Net income                                                           $ 1,514                  $ 1,414
                                                            ===================      ===================

                              W.P. CAREY & CO. LLC
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (dollars in thousands, except share and per share amounts)

Note 6.   Segment Reporting:

The Company operates in three business segments - real estate, hotel operations, and the advisory operations of four affiliated real estate investment trusts. The advisory operations were acquired in June 2000. The three segments are summarized as follows:


Six months ended June 30,                Real Estate         Hotel        Advisory     Total Company
-------------------------                -----------         -----        --------     -------------
 Revenues:
      2000                                  $44,269          $2,775           $2,843         $49,887
      1999                                   40,329           2,662             -             42,991

 Operating and interest expenses(1)
    (excluding depreciation and
    amortization):
      2000                                  $20,584          $2,357           $  566         $23,507
      1999                                   15,557           2,211             -             17,768

 Income from equity investments:
      2000                                  $ 1,330                                          $ 1,330
      1999                                      827                                              827

 Net operating income(1):
      2000                                  $16,435            $418           $1,924         $18,777
      1999                                   19,226             451             -             19,677

 Total assets:
      June 30, 2000                        $861,566          $8,311          $90,424        $960,301
      December 31, 1999                     848,526           7,733             -            856,259


  (1) Excludes the writeoff of an acquired management contract of $38,000 in 2000.

Note 7.   Pro Forma Financial Information:

The following consolidated pro forma financial information has been presented as if the merger of Carey Management into the Company had occurred on January 1, 1999 for the six months ended June 30, 1999, and January 1, 2000 for the six months ended June 30, 2000. In Management's opinion, all adjustments necessary to reflect the merger and the related issuance of common stock of the Company have been made. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.


                                                                 Six Months Ended June 30,
                                                                   2000             1999
                                                              -------------    -------------
       Pro forma total revenues                                   $63,291          $66,489
       Pro forma net income                                        17,804           29,341

       Pro forma basic and diluted earnings per share               $0.53            $0.86


The pro forma net income and earnings per share figures presented above exclude a non-recurring noncash writeoff of $38,000 related to the termination of the Management Agreement between the Company and Carey Management LLC upon completion of the merger. The pro forma loss, including the $38,000 writeoff, for the six months ended June 30, 2000 and 1999 is $20,196 and $8,659, respectively. Pro forma basic and diluted loss per share, including the $38,000 writeoff, for the six months ended June 30, 2000 is $0.58. Pro forma basic and diluted loss per share for the six months ended June 30, 1999 is $0.26.

                              W.P. CAREY & CO. LLC
                                AND SUBSIDIARIES

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               (in thousands, except share and per share amounts)

        The following information should be read in conjunction with W.P. Carey & Co. LLC's ("WPC") (formerly Carey Diversified LLC) condensed consolidated financial statements and notes thereto as of June 30, 2000 included in this quarterly report and Carey Diversified's Annual Report on Form 10-K for the year ended December 31, 1999. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of WPC to be materially different from the results of operations or plans expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by WPC that the results or conditions described in such statements or the objectives and plans of WPC will be achieved.

RESULTS OF OPERATIONS:

        Effective commencing June 29, 2000, Carey Diversified acquired the net lease real estate advisory operations of Carey Management LLC by issuing 8,000,000 shares and changed its name to WPC. As a result of acquiring the operations of Carey Management, WPC has acquired its workforce of approximately 95 employees, assumed the advisory contracts with four affiliated real estate investment trusts ("REITs") and terminated the management contract between Carey Diversified and Carey Management. As a result of this transaction, WPC has diversified its revenue sources and entered into a new business segment.

        Revenue from the advisory segment consists primarily of asset-based and transaction fees. The asset-based fees compensate WPC for services related to the day-to-day management of the REITs and include asset management fees of 1/2 of 1% of the Average Invested Assets of each REIT and an additional 1/2 of 1% subject to the satisfaction of certain performance criteria. Transaction and mortgage financing fees equal to 4.5% of the purchase price of properties are earned for originating purchases of real estate interests on behalf of the REITs. In connection with the acquisition of the advisory business, WPC acquired a broker-dealer, Carey Financial Corporation, which currently is marketing a public offering of up to 40,000,000 shares on a "best efforts" basis at $10 per share of one of the affiliated REITs, Corporate Property Associates 14 Incorporated ("CPA(R):14"), through a network of broker-dealers including American Express Financial Advisors. In connection with the CPA(R):14 offering, Carey Financial will earn a commission of 1/2 of 1% for shares sold. WPC will be reimbursed for the costs of personnel for both the CPA(R):14 marketing effort and the day-to-day administration of the REITs.

        For the period from the date of acquisition of the advisory business through June 30, 2000, WPC earned advisory fee income of $2,843, including $2,813 from originating real estate acquisitions of approximately $62,500. Because the effective date for the acquisition of the net lease advisory operations was June 29, 2000, revenue earned from asset-based fees for the current period is immaterial. The predecessor advisor earned combined asset management and performance fees of $3,828 and general and administrative expense reimbursement for the cost of personnel of $1,032 from the CPA REITs during the three-month period ended June 30, 2000. Such amounts are not included in WPC's results of operations. The asset-based fees and reimbursements may grow as the CPA REITS acquire additional properties. As of June 30, 2000, CPA(R):14 had approximately $88,000 available for investment. Asset-based fees for the other REITs are based on an annual independent valuation of their real estate assets.

        The termination of the management contract between Carey Management and Carey Diversified has resulted in a transition from an externally managed to an internally managed real estate company, and WPC will no longer incur management and performance fees for the period subsequent to the merger. Upon termination of the management contract with Carey Diversified, WPC's advisory business segment recognized noncash charges of $38,000 and $353 relating to the nonrecurring charge for termination of the contract and amortization of intangible assets, respectively. In connection with the merger, WPC formed a wholly-owned taxable subsidiary that will earn a substantial portion of the advisor revenues and incur expenses related to earning such revenues. This structure has been used to enable WPC to maintain its tax status as a publicly traded partnership for federal income tax purposes.

                              W.P. CAREY & CO. LLC
                                AND SUBSIDIARIES

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

               (in thousands, except share and per share amounts)

        Income from real estate operations was $6,051 and $15,525 for the three-month and six-month periods ended June 30, 2000 as compared with $9,388 and $18,996 for the three-month and six-month periods ended June 30, 1999. The decreases in real estate income were due to increases in depreciation and amortization, interest and property expenses and the provision for state and local income taxes and offset increases in lease revenues (rental income and interest income from direct financing leases) and other income. The increase in depreciation and amortization is primarily due to the completion of build-to-suit projects on properties leased to America West Airlines and Federal Express Corporation that went into service in 1999 and 2000, respectively, as well as the acquisition of the Bell South Corporation property, the expansion of the Orbital Sciences Corporation property and the renovation of a property in Moorestown, New Jersey now leased to Cendant Operations, Inc., all of which occurred during 1999. The increase in interest expense was due to the refinancing of the Gap, Inc., Orbital Sciences and AutoZone, Inc. properties in 1999, the mortgage financing of the Bell South property in connection with its purchase, and placement of limited recourse financing on the America West property subsequent to its purchase. In addition, interest expense from the $185,000 line of credit increased because a substantial portion of the interest incurred in 1999 was on borrowings used to fund construction of the America West and Federal Express projects, and was capitalized. In addition, the credit facility is a variable rate obligation and has been affected by increases in the base LIBOR rates during the current year. The increase in property expenses was due to increased management and performance fees. As noted, the management and performance fees for periods subsequent to the merger have been terminated effective June 29, 2000. The provision for income taxes increased as a result of successful efforts by various states to tax partnerships at the partnership level rather than passing tax liabilities through to individual taxpayers.

        The increase in lease revenues was attributable to the new leases with Cendant, Bell South, America West and Federal Express, which contributed approximately $5,000 of lease revenues during the current six-month period and offset decreases from the sale of the KSG, Inc. and Hotel Corporation of America properties and termination of the Copeland Beverage Group leases in 1999 (which together contributed $1,785 of lease revenues during the prior year's six-month period). The increases in other income included the recognition of certain proceeds from the $1,800 Copeland letter of credit during the first quarter, sublease rentals of $310 at the Copeland property and $500 received in connection with an agreement to terminate the Sunds Defibrator Woodhandling, Inc. lease in May 2000. WPC subsequently sold the Sunds property. Annual rent from the Sunds property was $144. WPC is continuing to actively evaluate redevelopment plans for the former Copeland property, which consists of 18 acres in Los Angeles, California, and is monitoring developments in connection with the DeVlieg Bullard, Inc. bankruptcy, a lessee of properties in McMinnville, Tennessee and Frankenmuth, Michigan. The creditors committee of the DeVlieg bankruptcy has approved an asset sale of the division that occupies the Frankenmuth property and a new lease is being negotiated with the purchaser of the division. WPC has also reached an agreement in principle for a new lease at the McMinnville property and anticipates entering into a lease with an initial term of three years. Management believes that the annual rent from the two properties will be at least $700.

        Income from hotel operations for the comparable three-month and six-month periods has been relatively stable with moderate increases in both revenue and expenses. For the comparable six-month periods, the average occupancy rate was 50%. The hotel business is seasonal in nature with its most significant portion of revenues and earnings recognized during the third quarter, so that the current period's results from hotel operations are not expected to be indicative of results for the full year.

                              W.P. CAREY & CO. LLC
                                AND SUBSIDIARIES

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

               (in thousands, except share and per share amounts)

FINANCIAL CONDITION:

        Cash flows from operations of $25,747 were sufficient to fund dividends to shareholders of $21,482 and distributions to minority interests of $1,172. In addition, WPC used $3,421 to make scheduled principal payments on its limited recourse debt.

        Investing activities included using $12,133 for capital expenditures, including $9,094 to complete construction of the Federal Express build-to-suit project which was placed in service in February 2000; $527 to buy out the minority interest of the joint venture partner in the Cendant property; $615 to fund construction of an additional building in the equity investment in a net lease with CheckFree Corporation; $921 (along with $778 of WPC shares) to purchase 11 acres of land adjacent to its existing 12 acre multi-tenant property in Broomfield, Colorado and $866 to fund improvements at other existing properties. The Company received $982 in connection with the sale of four properties including the Sunds properties. Management is evaluating the real estate portfolio and is actively seeking to sell many of its smaller properties. In January 2000, the initial installment of deferred acquisition fees for $392 relating to 1998 purchases was made to an affiliate of Carey Management. In connection with the Carey Management transaction, the deferred acquisition fees payable were reduced to $2,864 and will be paid over the next eight years. WPC has entered into a new lease with AT&T Corporation for its property in Bridgeton, Missouri and has made a commitment to fund an expansion for up to $400.

        Borrowings on the credit facility increased by $30,000 and include funds used for capital expenditures and purchases of approximately $12,200 of WPC's outstanding shares. Purchases of shares have been effected when the price is attractive relative to WPC's cost of capital.

        WPC issued 8,000,000 shares recorded at $124,630 in connection with the acquisition of Carey Management's business operations and contracts. Management believes that the acquisition will provide WPC with several potential advantages including, but not limited to, increased diversification of revenue sources, potentially increased earnings growth rate, the ability to offer a full range of financial options to corporate property owners and lessees, a strengthened credit profile and improved access to capital markets. WPC has substantially increased its asset base without increasing its long-term debt, and may provide WPC the ability to increase its debt capacity, if necessary. The net income of the advisory business of Carey Management has historically grown at a faster rate than the net income of Carey Diversified and its predecessor partnerships, and Management believes that the prospects for an increase in the growth rate of earnings will be improved. Because the capital markets have indicated a strong preference for internally managed real estate companies, the ability to raise additional equity capital in the public markets should be enhanced.

                              W.P. CAREY & CO. LLC
                                AND SUBSIDIARIES

                                    PART II

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(in thousands)

$156,908 of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of June 30, 2000 ranged from 7.63% to 7.85%.


                      2000       2001      2002     2003      2004    Thereafter   Total     Fair Value
                      ----       ----      ----     ----      ----    ----------   -----     ----------
Fixed rate debt       $3,670    $ 10,464   $9,158   $9,640  $26,838     $97,138    $156,908  $184,817

Average interest
   rate                7.85%      7.63%     7.63%    7.67%    7.79%      7.82%

Variable rate debt    $3,285    $168,938   $  661   $  690   $  723     $11,974    $186,271  $186,271

        As of June 30, 2000, the Company had no other material exposure to market risk.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        An annual shareholders meeting was held on June 28, 2000, at which time a vote was held to elect four Class II directors for the company. The vote was held through the solicitation of proxies. The following directors were elected for a three year term:

              Total                   Shares            Shares       Shares
         Name Of Director             Voting          Voting Yes    Voting No
         ----------------           ----------        ----------    ---------
        William P. Carey            21,293,886        20,906,372     387,514
        Lawrence R. Klein           21,293,886        20,918,559     375,327
        Charles C. Townsend         21,293,886        20,924,150     369,736
        Donald E. Nickelson         21,293,886        20,939,886     354,000

        Shareholders approved the acquisition of the net lease real estate advisory business of W.P. Carey & Co. Inc. and its affiliates by Carey Diversified. The proposal was approved by 14,127,041 of 15,144,157 voting shares, with 668,122 voting against and 348,994 abstaining.

        Shareholders further approved a proposal to amend the 1997 Listed Share Incentive Plan to increase the number of shares eligible for issuance from 700,000 to 2,600,000 shares. This proposal was approved by 13,301,198 of 15,144,157 voting shares, with 1,329,139 voting against and 513,820 abstaining.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits:

                None

        (b)     Reports on Form 8-K:

                During the quarter ended June 30, 2000 the Company was not required to file any reports on Form 8-K.

                              W.P. CAREY & CO. LLC
                                AND SUBSIDIARIES




                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    W.P. CAREY & CO. LLC






         8/11/00              By:   /s/ John J. Park
        ---------                   ---------------------------------
          Date                          John J. Park
                                        Executive Vice President, Treasurer and
                                        Chief Financial Officer
                                        (Principal Financial Officer)



         8/11/00              By:   /s/ Claude Fernandez
        ---------                   ---------------------------------
          Date                          Claude Fernandez
                                        Executive Vice President and
                                        Chief Administrative Officer
                                        (Principal Accounting Officer)