Form 10-Q
period 2000-09-30
CAREY DIVERSIFIED LLC
filed 2000-11-16
CIK 1025378

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                For the quarterly period ended SEPTEMBER 30, 2000

                                       of

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



WPC has LISTED SHARES registered pursuant to Section 12(b) of the Act.


WPC is registered on the NEW YORK STOCK EXCHANGE AND THE PACIFIC STOCK EXCHANGE.


WPC does not have any Securities registered pursuant to Section 12(g) of the Act.


WPC (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


W.P. Carey & Co., LLC has 33,726,966 Listed Shares, no par value outstanding at November 15, 2000.

                                      INDEX



                                                                                               Page No.
                                                                                               --------

PART I
------

Item 1. - Financial Information*

                 Condensed Consolidated Balance Sheets,
                 as of September 30, 2000 and December 31, 1999                                     2

                 Condensed Consolidated Statements of Operations for the
                 three and nine months ended September 30, 2000 and 1999                            3

                 Condensed Consolidated Statements of Comprehensive Income (Loss)
                 for the three and nine months ended September 30, 2000 and 1999                    4

                 Condensed Consolidated Statements of Cash Flows for the
                 nine months ended September 30, 2000 and 1999                                    5-6

                 Notes to Condensed Consolidated Financial Statements                            7-12


Item 2. - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                            13-14


PART II - Other Information
-------

Item 3. -         Quantitative and Qualitative Disclosures About Market Risk                       15

Item 4. -         Submission of Matters to a Vote of Security Holders                              15

Item 6. -         Exhibits and Reports on Form 8-K                                                 15

Signatures                                                                                         16



*The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                                     PART I
                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                      September 30, 2000  December 31, 1999
                                                                      ------------------  -----------------
                                                                          (Unaudited)          (Note)
           ASSETS:

Realestate leased to others under the operating method, net of accumulated depreciation of $22,868 and $16,455 at September
    30, 2000 and December 31, 1999                                         $481,905           $425,421
Net investment in direct financing leases                                   295,550            295,556
Operating real estate, net of accumulated depreciation of $1,283 and
    $832 at September 30, 2000 and December 31, 1999                          6,623              6,753
Real estate under construction                                                3,404             69,176
Assets held for sale or redevelopment                                        10,411              3,091
Cash and cash equivalents                                                    19,523              2,297
Due from affiliates                                                           6,253                  -
Equity investments                                                           36,151             32,167
Intangible assets, net of accumulated amortization                           87,966                  -
Other assets                                                                 22,248             21,798
                                                                          ---------          ---------
             Total assets                                                  $970,034           $856,259
                                                                          =========          =========

           LIABILITIES:
Mortgage notes payable                                                     $180,568           $188,248
Notes payable                                                               173,240            129,103
Accrued interest                                                              2,093                874
Due to affiliates                                                             6,075              7,227
Dividends payable                                                            14,249             10,718
Other liabilities                                                            14,736             10,625
                                                                          ---------          ---------
             Total liabilities                                              390,961            346,795
                                                                          ---------          ---------

Minority interest                                                               830             (3,136)
                                                                          ---------          ---------

Commitments and contingencies

           MEMBERS' EQUITY

Listed shares, no par value; 34,510,106 and 25,833,603
    shares issued and outstanding at September 30, 2000 and
    December 31, 1999                                                       660,090            526,130
Distributions in excess of accumulated earnings                             (59,850)           (11,560)
Unearned compensation                                                        (5,751)                 -
Accumulated other comprehensive loss                                         (2,900)              (910)
                                                                          ---------          ---------
                                                                            591,589            513,660

Less, shares in treasury at cost, 784,700 and 62,300 shares
    at September 30, 2000 and December 31, 1999                             (13,346)            (1,060)
                                                                          ---------          ---------

             Total members' equity                                          578,243            512,600
                                                                          ---------          ---------
             Total liabilities and members' equity                         $970,034           $856,259
                                                                          =========          =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               (in thousands, except per share and share amounts)

                                                        Three Months Ended September 30,      Nine Months Ended September 30,
                                                            2000               1999               2000               1999
                                                        ------------       ------------       ------------       ------------
Revenues:
    Rental income                                            $13,286            $12,413            $39,108            $34,990
    Interest income from direct financing leases               8,404              8,589             25,164             25,519
    Management income from affiliates                          9,951                  -             12,794                  -
    Other income                                                 280                590              1,762                977
    Other interest income                                         62                306                267                741
    Revenue from hotel operations                              1,946              1,833              4,721              4,495
                                                        ------------       ------------       ------------       ------------
                                                              33,929             23,731             83,816             66,722
                                                        ------------       ------------       ------------       ------------

Expenses:
    Interest                                                   7,153              5,382             20,037             14,256
    Depreciation and amortization                              6,903              3,174             14,130              7,986
    General and administrative                                 5,925              1,818             10,015              5,304
    Property expenses                                            861              1,812              4,706              4,851
    Writeoff of management contract on acquisition                 -                  -             38,000                  -
    Writedown of real estate to fair value                         -                  -                  -                158
    Operating expenses from hotel operations                   1,272              1,235              3,629              3,446
                                                        ------------       ------------       ------------       ------------
                                                              22,114             13,421             90,517             36,001
                                                        ------------       ------------       ------------       ------------
        Income (loss) before minority interest,
          equity investments, (loss) gain on sale
          and income taxes                                    11,815             10,310             (6,701)            30,721
Minority interest in loss (income)                                21               (828)            (1,551)            (2,389)
                                                        ------------       ------------       ------------       ------------
        Income (loss) before equity investments,
          (loss) gain on sale and income taxes                11,836              9,482             (8,252)            28,332
Income from equity investments                                   474                302              1,804              1,129
                                                        ------------       ------------       ------------       ------------
        Income (loss) before (loss) gain on sale              12,310              9,784             (6,448)            29,461
          and income taxes
(Loss) gain on sale of real estate and securities               (287)               137               (752)               137
                                                        ------------       ------------       ------------       ------------
        Income (loss) before income taxes                     12,023              9,921             (7,200)            29,598
Provision for income taxes                                      (648)              (451)            (1,841)              (681)
                                                        ------------       ------------       ------------       ------------
        Net income (loss)                                     11,375              9,470             (9,041)            28,917
                                                        ============       ============       ============       ============

Earnings (loss) per share:
        Basic and diluted                                       $.34               $.37              $(.32)             $1.13
                                                        ============       ============       ============       ============

Weighted average shares outstanding:
        Basic                                             33,718,638         25,656,473         28,290,267         25,550,686
                                                        ============       ============       ============       ============
        Diluted                                           33,947,369         25,656,473         28,290,267         25,550,686
                                                        ============       ============       ============       ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                      CONDENSED CONSOLIDATED STATEMENTS OF
                     COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

                                 (in thousands)

                                                       Three Months Ended             Nine Months Ended
                                                          September 30,                 September 30,
                                                       2000           1999           2000           1999
                                                     --------       --------       --------       --------
Net income (loss):                                    $11,375         $9,470        $(9,041)       $28,917
                                                     --------       --------       --------       --------

Other comprehensive income:
Change in unrealized appreciation of marketable
    securities                                           (540)          (120)          (756)           (89)
Foreign currency translation
    adjustment                                           (662)        (1,255)        (1,234)           109
                                                     --------       --------       --------       --------
       Other comprehensive (loss) income               (1,202)        (1,375)        (1,990)            20
                                                     --------       --------       --------       --------

       Comprehensive income (loss)                    $10,173         $8,095       $(11,031)       $28,937
                                                     ========       ========       ========       ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                       Nine Months Ended September 30,
                                                                             2000           1999
                                                                           --------       --------
Cash flows from operating activities:
    Net (loss) income                                                       $(9,041)       $28,917
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                        14,130          7,986
        Amortization of deferred income                                        (424)        (1,016)
        Loss (gain) on sale                                                     752           (137)
        Minority interest in income                                           1,551          2,389
        Straight-line rent adjustments                                       (1,458)        (1,223)
        Fees received in stock                                               (1,368)             -
        Costs paid by issuance of shares                                      1,829          1,271
        Writeoff of management contract on acquisition                       38,000              -
        Provision for uncollected rents                                         676            200
        Writedown of real estate to fair value                                    -            158
        Structuring fees receivable                                          (3,305)             -
        Net change in operating assets and liabilities, net of assets
             and liabilities acquired                                        (3,471)        (3,520)
                                                                           --------       --------
             Net cash provided by operating activities                       37,871         35,025
                                                                           --------       --------

Cash flows from investing activities
    Purchases of real estate and equity investments                         (11,577)       (60,000)
    Additional capital expenditures                                          (1,093)        (2,216)
    Proceeds from sale of property and securities                             3,003             74
    Distributions from equity investments in excess of equity income            102            808
    Payment of disposition fees                                                   -         (1,007)
    Payment of deferred acquisition fees                                       (392)             -
    Purchases of mortgage receivable and marketable securities                    -         (3,676)
    Cash acquired on acquisition of business operations                         212              -
                                                                           --------       --------
             Net cash used in investing activities                           (9,745)       (66,017)
                                                                           --------       --------

Cash flows from financing activities:
    Proceeds from issuance of shares                                              -            652
    Dividends paid                                                          (35,718)       (31,814)
    Distributions to minority interest                                       (1,247)        (1,895)
    Payments of mortgage principal                                           (5,737)        (3,519)
    Proceeds from notes payable                                              44,138         37,000
    Proceeds from mortgages payable                                               -         75,171
    Prepayments of mortgages                                                      -        (42,488)
    Deferred financing costs                                                      -         (1,631)
    Purchases of treasury stock                                             (12,286)             -
    Other                                                                        45              -
                                                                           --------       --------
             Net cash (used in) provided by financing activities            (10,805)        31,476
                                                                           --------       --------

Effect of exchange rate changes on cash                                         (95)             -
                                                                           --------       --------

             Net increase in cash and cash equivalents                       17,226            484

Cash and cash equivalents, beginning of period                                2,297          5,673
                                                                           --------       --------

             Cash and cash equivalents, end of period                       $19,523         $6,157
                                                                           ========       ========

                                 (in thousands)

Noncash operating, investing and financing activities:

A. The purchase of Carey Management consisted of the acquisition of certain assets and liabilities at fair value in exchange for the issuance of listed shares as follows:

            Intangible assets:
                 Management contracts                             $ 97,135
                 Trade name                                          4,700
                 Workforce                                           4,900
                 Goodwill                                           22,439
                                                        ----------------------
                                                                   129,174
            Other assets and liabilities, net                       (4,756)
            Listed shares issued                                  (124,630)
                                                        ----------------------
                 Net cash acquired                                $    212
                                                        ======================

B. During the nine-month periods ended September 30, 2000 and 1999, the Company issued restricted shares of $2,398 and $1,980, respectively, to certain directors, officers and affiliates in consideration of services rendered. In connection with the acquisition of Carey Management, restricted shares and stock options valued at $6,295 have been recorded as unearned compensation, of which $129 has subsequently been forfeited.

C. In connection with the acquisition of real estate interests in 2000 and 1999, the Company issued shares of $778 and $2,510, respectively.










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

For the management business, all fees are recognized as earned. Transaction fees are earned upon consummation of a transaction and asset-based fees are earned when services are performed except as described in Note 3.


Note 2.  Acquisition of Business Operations:

The Company acquired the net lease real estate management operations of Carey Management LLC ("Carey Management"), a subsidiary of W.P. Carey & Co., Inc., an affiliate, subsequent to receiving shareholder approval on June 28, 2000. The assets acquired include the Advisory Agreements with four affiliated publicly owned real estate investment trusts (the "CPA(R) REITs"), the Company's Management Agreement, the stock of an affiliated broker-dealer, investments in the common stock of the CPA(R) REITs, and certain office furniture, fixtures, equipment and employees required to carry on the business operations of Carey Management. The purchase price consisted of the initial issuance of 8,000,000 Listed Shares ("shares"); an additional 2,000,000 shares will be issued over four years if specified performance criteria are achieved. The initial 8,000,000 shares issued are restricted from resale for a period of up to three years. The total purchase price was approximately $131,300 including the initial issuance of 8,000,000 shares, estimated transaction costs of $2,605, the acquisition of a minority interest in the Company and the value of restricted shares and options issued in respect of the interests of certain officers in a non-qualified deferred compensation plan of Carey Management.

The acquisition of interests in Carey Management was accounted for as a purchase and is recorded at the fair value of the initial 8,000,000 shares issued. The fair value of the shares was based upon the average market price for a reasonable period before and after the date the terms of the acquisition were announced, including a discount to reflect the restrictions on their disposition. The purchase price has been allocated to the assets and liabilities acquired based upon their fair market values. Intangible assets acquired, including the Advisory Agreements with the CPA(R) REITs, the Company's Management Agreement, the trade name, and workforce, have been determined pursuant to an independent valuation. The value of the Advisory Agreements and the Management Agreement have been computed based on a discounted cash flow analysis of the projected fees. The excess of the purchase price over the fair values of the identified tangible and intangible assets, has been recorded as goodwill. The acquisition of the Company's Management Agreement has been accounted for as a contract termination and the fair value of the Agreement of $38,000 was expensed as of the date of the merger.

           (dollars in thousands, except share and per share amounts)

Note 3.  Transactions with Related Parties:

As described in Note 2, the Company's Management Agreement with Carey Management was cancelled effective with the acquisition of the business operations of Carey Management; as such, the Company is now internally managed. For the period from January 1, 2000 through the effective date of the merger (June 29, 2000), the Company incurred combined management and performance fees of $1,924 and general and administrative reimbursements of $861. For the three-month and nine-month periods ended September 30, 1999, the Company incurred combined management and performance fees of $788 and $2,222, respectively, and general and administrative reimbursements of $293 and $1,022, respectively. As a result of the cancellation of the Management Agreement and acquisition of Carey Management's workforce, the Company no longer incurs management and performance fees and general and administrative reimbursements.

As a result of acquiring the Advisory Agreements with the CPA(R) REITs, the Company has engaged in a new business segment, advisory operations, and earns fees as the Advisor to the four affiliated CPA(R) REITs, Corporate Property Associates 10 Incorporated ("CPA(R):10"), Carey Institutional Properties Incorporated ("CIP(R)"), Corporate Property Associates 12 Incorporated ("CPA(R):12"), and Corporate Property Associates 14 Incorporated ("CPA(R):14").

Under the Advisory Agreements with the CPA(R) REITs, the Company performs various services, including but not limited to the day-to-day management of the CPA(R) REITs and transaction-related services primarily consisting of the identification, evaluation, and negotiation of property purchases and dispositions and placement of debt. In addition, the Company's broker-dealer subsidiary earns fees in connection with the on-going "best efforts" public offering of CPA(R):14. The Company earns an asset management fee of 1/2 of 1% per annum of Average Invested Assets, as defined in the Agreements, for each CPA(R) REIT and, based upon certain performance criteria for each REIT, may be entitled to receive a performance fee of 1/2 of 1% of Average Invested Assets. The Company recognizes performance fees as earned when the performance criteria of the applicable REIT are met. The Company may, at its option, elect to receive its performance fees in REIT common stock. The Company is reimbursed for the cost of personnel provided for the administration of the CPA(R) REITs. For the three-month period ended September 30, 2000 and the period from the effective date of the merger to September 30, 2000, asset-based fees and reimbursements earned were $4,987 and $5,017, respectively.

In connection with structuring and negotiating acquisitions and related mortgage financing for the CPA(R) REITs, the Advisory Agreements provide for transaction fees based on the cost of the properties acquired. For acquisitions made on behalf of CPA(R):12 and CPA(R):14, a portion of these fees are payable in equal annual installments over no less than eight years, subject to certain limitations. Such unpaid amounts bear interest at annual rates ranging from 6% to 7%. Disposition fees are subject to subordination provisions and will only be recognized as such subordination provisions are achieved. For the three-month period ended September 30, 2000 and for the period from the effective date of the merger to September 30, 2000, the Company recognized transaction fees of $4,774 and $7,587, respectively.

As Advisor, the Company acquired 20,000 shares of common stock in each CPA(R) REIT in connection with the acquisition described in Note 2, and accounts for its investment in such common stock under the equity method of accounting. During the three-month period ended September 30, 2000, the Company elected to receive its performance fees from CIP(R) and CPA(R):12 in common stock rather than cash. Subsequent to September 30, 2000, the Company has been issued 52,461 and 66,154 shares of CIP(R) and CPA(R):12, respectively.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)
           (dollars in thousands, except share and per share amounts)

Note 4.  Lease Revenues:

For the nine months ended September 30, 2000 and 1999, the Company earned its net leasing revenues (i.e., rental income and interest income from direct financing leases) from more than 80 lessees. A summary of net leasing revenues is as follows:

                                                              2000             %               1999              %
                                                              ----             -               ----              -
       Federal Express Corporation                          $ 4,437            7%            $   191             -
       Dr Pepper Bottling Company of Texas                    3,186            5               3,040             5%
       Gibson Greetings, Inc.                                 3,026            5               2,957             5
       Detroit Diesel Corporation                             2,805            4               2,744             5
       Sybron International Corporation                       2,720            4               2,720             4
       Livho, Inc.                                            2,420            4               2,420             4
       Orbital Sciences Corporation                           1,991            3               1,713             3
       Quebecor Printing, Inc.                                1,933            3               1,850             3
       America West Holdings Corp.                            1,904            3               1,204             2
       Thermadyne Holdings Corporation                        1,845            3               1,676             3
       Furon Company                                          1,811            3               1,811             3
       AutoZone, Inc.                                         1,791            3               1,827             3
       The Gap, Inc.                                          1,654            3               1,654             3
       Lockheed Martin Corporation                            1,349            2               1,248             2
       Unisource Worldwide, Inc.                              1,269            2               1,293             2
       AP Parts International, Inc.                           1,213            2               1,213             2
       CSS Industries, Inc.                                   1,198            2               1,190             2
       Brodart, Co.                                           1,139            2               1,140             2
       Peerless Chain Company                                 1,098            2               1,098             2
       Red Bank Distribution, Inc.                            1,080            2               1,050             2
       Eagle Hardware & Garden, Inc.                          1,036            2               1,017             2
       High Voltage Engineering Corporation                     996            2                 996             2
       BellSouth Telecommunication, Inc.                        918            1                   -             0
       Duff-Norton Company, Inc.                                873            1                 873             1
       Sprint Spectrum, L.P.                                    866            1                 866             1
       United States Postal Service                             817            1                 817             1
       Cendant Operations, Inc.                                 807            1                 380             1
       DeVleig Bullard, Inc.                                    715            1                 715             1
       Anthony's Manufacturing Company, Inc.                    709            1                 709             1
       United Stationers Supply Company                         687            1                 687             1
       Wal-Mart Stores, Inc.                                    668            1                 668             1
       Material Science Corporation                             621            1                 621             1
       Varo, Inc.                                               617            1                 617             1
       NVR, Inc.                                                580            1                 569             1
       Winn-Dixie Stores, Inc.                                  577            1                 584             1
       AT&T Corporation                                         570            1                 570             1
       Agency Management Services, Inc.                         559            1                 579             1
       Exide Electrics Corporation                              447            1                 429             1
       Western Union Financial Services, Inc.                   434            1                 434             1
       Copeland Beverage Group, Inc.                              -            0               1,350             2
       Other                                                 10,906           17              12,989            21
                                                            -------          ----            -------           ----
                                                            $64,272          100%            $60,509           100%
                                                            =======          ====            =======           ====

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

Meristar's financial statements for the quarter ended June 30, 2000 reported total assets of $3,043,648 and shareholders' equity of $1,096,164 as of June 30, 2000 and revenues of $148,639 and net income of $10,052 for the six months then ended. As of October 26, 2000, Meristar's quoted share price was $18 13/16, resulting in an aggregate value of the Company's units of approximately $14,679 if converted. The carrying value of the equity interest in Meristar operating partnership as of September 30, 2000 was $18,596.

The Company owns equity interests as a limited partner in two limited partnerships that each own real estate net leased to a single tenant. CPA(R):10 owns the remaining controlling interests as a general partner in each partnership. The Company also owns a 50% interest in a limited liability company with CPA(R):14. Effective as of June 29, 2000, the Company acquired 20,000 shares of common stock in the four REITs with which it has advisory agreements. Since September 30, 2000, the Company has acquired an additional 52,461and 66,154 shares of CIP(R) and CPA(R):12 in connection with earning performance fees (see Note 3). Combined financial information of the affiliated equity investees is summarized as follows:

  (In thousands)                                              September 30, 2000    December 31, 1999
                                                              ------------------    -----------------
  Assets                                                          $ 1,470,476          $    77,792
  Liabilities                                                         590,904               48,934
  Partners' capital/Shareholders' equity                              879,572               28,858

                                                                   Nine Months Ended September 30,
                                                                      2000                1999
                                                                  --------------------------------
  Revenues                                                        $   115,188          $     6,076
  Expenses                                                            (70,589)              (3,988)
                                                                  -----------          -----------
  Net income                                                      $    44,599          $     2,088
                                                                  ===========          ===========

           (dollars in thousands, except share and per share amounts)

Note 6.  Segment Reporting:

The Company operates in two business segments - real estate and the net lease management operations of affiliates. The management operations were acquired in June 2000. The two segments are summarized as follows:

Nine months ended September 30,                   Real Estate             Management            Other(3)        Total Company
-------------------------------                   -----------             ----------            -----           -------------
  Revenues:
         2000                                      $ 66,058                 $12,794             $4,964             $ 83,816
         1999                                        62,227                       -              4,495               66,722

  Operating and interest expenses(1)
      (excluding depreciation,
      amortization and provision
      for income taxes):
         2000                                        29,319                   5,439              3,629               38,387
         1999                                        24,569                       -              3,446               28,015

  Income from equity investments:
         2000                                         1,804                                                           1,804
         1999                                         1,129                                                           1,129

  Net operating income(1)(2):
         2000                                        24,269                   7,099              1,292               32,660
         1999                                        27,868                       -              1,049               28,917

  Long-lived assets:
         September 30, 2000                         830,690                  94,204              7,257              932,151
         December 31, 1999                          829,080                       -              7,387              836,467

  Total assets:
         September 30, 2000                         864,312                  97,316              8,406              970,034
         December 31, 1999                          848,526                       -              7,733              856,259


(1) Excludes the writeoff of an acquired management contract of $38,000 in 2000.
(2)     Excludes amortization of intangibles of $3,701 in 2000.
(3)     Primarily consists of the Company's hotel operations.

Note 7.  Loss on Sale of Real Estate and Securities:

On March 31, 2000 and July 26, 2000, the Company sold ten properties formerly leased to The Kobacker Stores, Inc. for $2,443 at a loss of $455. During the nine months ended September 30, 2000, the Company also sold three other properties for $929 at a loss of $324. In addition, the Company recognized gains of $27 in 2000, primarily in connection with the redemption of an equity investment in a tenant company.

           (dollars in thousands, except share and per share amounts)

Note 8.  Pro Forma Financial Information:

The following consolidated pro forma financial information has been presented as if the merger of Carey Management into the Company had occurred on January 1, 1999 for the nine months ended September 30, 1999, and January 1, 2000 for the nine months ended September 30, 2000. In Management's opinion, all adjustments necessary to reflect the merger and the related issuance of common stock of the Company have been made. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.

                                                                              Nine Months Ended September 30,
                                                                               2000                     1999
                                                                             --------                 --------
         Pro forma total revenues                                             $97,231                  $98,737
         Pro forma net income                                                  29,468                   35,997

         Pro forma basic and diluted earnings per share                         $0.87                    $1.06

The pro forma net income and earnings per share figures presented above exclude a non-recurring noncash writeoff of $38,000 related to the termination of the Management Agreement between the Company and Carey Management LLC upon completion of the merger. The pro forma loss, including the $38,000 writeoff, for the nine months ended September 30, 2000 and 1999 is $8,532 and $2,003, respectively. Pro forma basic and diluted loss per share, including the $38,000 writeoff, for the nine months ended September 30, 2000 and 1999 is $0.25 and $0.06, respectively.

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               (in thousands, except share and per share amounts)

The following information should be read in conjunction with W.P. Carey & Co. LLC's ("WPC") (formerly Carey Diversified LLC) condensed consolidated financial statements and notes thereto as of September 30, 2000 included in this quarterly report and Carey Diversified's Annual Report on Form 10-K for the year ended December 31, 1999. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of WPC to be materially different from the results of operations or plans expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by WPC that the results or conditions described in such statements or the objectives and plans of WPC will be achieved.

RESULTS OF OPERATIONS:

Effective June 29, 2000, Carey Diversified acquired the net lease real estate management operations of Carey Management LLC by issuing 8,000,000 shares and changed its name to W. P. Carey & Co., LLC. As a result of acquiring the operations of Carey Management, WPC has acquired its workforce of approximately 95 employees, assumed the advisory contracts with four affiliated real estate investment trusts ("REITs") and terminated the management contract between Carey Diversified and Carey Management. As a result of this transaction, WPC has diversified its revenue sources and entered into a new business segment.

WPC reported net income of $11,375 and a net loss of $9,041 for the three-month and nine-month periods ended September 30, 2000, respectively, as compared with net income of $9,470 and $28,917 for the three-month and nine-month periods ended September 30, 1999. Excluding the $38,000 writeoff of the management contract on acquisition in 2000, loss and gain on sale of real estate in 2000 and 1999 and the noncash charge for amortization of intangible assets (including goodwill) of $3,348 and $3,701 for the three-month and nine-month periods ended September 30, 2000, respectively, income for the comparable three-month and nine-month periods would have reflected increases of $5,677 and $4,632, respectively, compared to the prior three-month and nine-month periods. The increase in income as adjusted for the comparable periods is due primarily to the acquisition of the advisory operations in June 2000.

The increase in total revenues for the three-month and nine-month periods of 2000 of $10,198 and $17,094 was primarily due to the management income for services rendered to the REITs, and an increase in lease revenues (rental income and interest income from direct financing leases). Management income earned for the current three-month and nine-month periods was $9,951 and $12,794, respectively. Increases in lease revenues of $688 and $3,763 for the three-month and nine-month periods of 2000 were due to the completion of build-to-suit projects with America West Holdings Corp. in 1999 and Federal Express Corporation in 2000 and new leases with Cendant Operations, Inc. and Bell South Corporation in 1999. This increase in lease revenues was partially offset by the sale of the KSG, Inc. and Hotel Corporation of America properties in 1999, pursuant to the exercise of purchase options by the lessees, and the termination of the Copeland Beverage Group, Inc. lease in 2000.

Income from rising revenues was partially offset by increases in general and administrative expense, and, to a lesser extent, increases in depreciation, interest expense and the provision for state and local income taxes. General and administrative expenses increased due to the acquisition of the advisory operations, including the personnel and office facilities necessary to render advisory and administrative services to the REITs. The increase in depreciation is primarily due to the completion of build-to-suit projects on properties leased to America West Airlines and Federal Express that went into service in 1999 and 2000, respectively, as well as the acquisition of the Bell South property, the expansion of the Orbital Sciences Corporation property and the renovation of a property in Moorestown, New Jersey now leased to Cendant, all of which occurred during 1999. The increase in interest expense was due to the mortgage financing of the Bell South property in connection with its purchase, and placement of limited recourse financing on the America West property in 1999. In addition, interest expense from the $185,000 line of credit increased because a substantial portion of the interest incurred in 1999 was on borrowings used to fund construction of the America West and Federal Express projects, and was capitalized in accordance with accounting principles generally accepted in the United States. The credit facility is a variable rate obligation and has been affected by increases in the base LIBOR rates during 2000. Management and performance fees for periods subsequent to the merger have been terminated effective June 29, 2000, and have resulted in a decrease in property expenses for the three-month period ended September 30, 2000. The provision for income taxes increased as a result of successful efforts by various states to tax partnerships at the partnership level rather than passing tax liabilities through to individual taxpayers.

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

               (in thousands, except share and per share amounts)

WPC is continuing to actively evaluate redevelopment plans for the former Copeland property, which consists of 18 acres in Los Angeles, California, and is monitoring developments in connection with the DeVlieg Bullard, Inc. bankruptcy, a lessee of properties in McMinnville, Tennessee and Frankenmuth, Michigan. The creditors committee of the DeVlieg bankruptcy has approved an asset sale of the division that occupies the Frankenmuth property and new leases are being negotiated at both DeVlieg properties. WPC has also reached an agreement in principle for a new lease at the McMinnville property and anticipates entering into a lease with an initial term of three years. Management believes that the annual rent from the two properties will be at least $700.

FINANCIAL CONDITION:

Cash flows from operations of $37,871 were sufficient to fund dividends to shareholders of $35,718 and distributions to minority interests of $1,247. As a result of the purchase of certain minority interests in connection with the merger, quarterly distributions to the minority interest owners of the CPA(R) Partnerships decreased from $586 to $75 during the third quarter. The distributions for the third quarter are expected to reflect distributions from operations of the underlying partnerships for the near future. In addition, WPC used $5,737 to make scheduled principal payments on its limited recourse debt.

Investing activities included using $12,670 for capital expenditures, including $9,094 to complete construction of the Federal Express build-to-suit project which was placed in service in February 2000; $527 to buy out the minority interest of the joint venture partner in the Cendant property; $615 to fund construction of an additional building in the equity investment in a net lease with CheckFree Corporation; $921 (along with $778 of WPC shares) to purchase 11 acres of land adjacent to its existing 12 acre multi-tenant property in Broomfield, Colorado and $1,513 to fund other improvements. The Company received $3,003 primarily in connection with the sale of properties including the Sunds properties, ten Kobacker Stores Inc. properties and an AutoZone, Inc. property. The sales of the Kobacker and AutoZone properties were completed pursuant to lease provisions that allowed the lessee to purchase back properties under certain circumstances. Management is evaluating the real estate portfolio and is actively seeking to sell many of its smaller properties. In January 2000, the initial installment of deferred acquisition fees for $392 relating to 1998 purchases was paid. WPC has extended its lease with AT&T Corporation for its property in Bridgeton, Missouri and has made a commitment to fund an expansion for up to $4,000, and has entered into a commitment to fund an expansion of $1,428 of a property in Rio Rancho, New Mexico leased to Sprint Spectrum L.P.

Borrowings on the credit facility increased by $44,000 and include funds used for capital expenditures and purchases of approximately $12,286 of WPC's outstanding shares. Purchases of shares have been effected when the price is attractive relative to WPC's cost of capital. WPC is proceeding with placing up to $45,000 of limited recourse mortgage financing on the Federal Express property. Any proceeds from a mortgage financing would likely be used to pay down the credit facility. WPC has entered into discussions to extend its credit facility, whose three-year term matures in March 2001.

WPC issued 8,000,000 shares recorded at $124,630 in connection with the acquisition of Carey Management's business operations and contracts. Management believes that the acquisition will provide WPC with several potential advantages including, but not limited to, increased diversification of revenue sources, potentially increased earnings growth rate, the ability to offer a full range of financial options to corporate property owners and lessees, a strengthened credit profile and improved access to capital markets. WPC has substantially increased its asset base without increasing its long-term debt, and may provide WPC the ability to increase its debt capacity, if necessary. The net income of the management business of Carey Management has historically grown at a faster rate than the net income of Carey Diversified and its predecessor partnerships, and Management believes that the prospects for an increase in the growth rate of earnings will be improved. Because the capital markets have indicated a strong preference for internally managed real estate companies, the ability of WPC to raise additional equity capital in the public markets should be enhanced.

                                     PART II


Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(in thousands)

$155,595 of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of September 30, 2000 ranged from 4.56% to 17%.

                                 2000         2001          2002         2003        2004      Thereafter      Total     Fair Value
                                 ----         ----          ----         ----        ----      ----------      -----     ----------
Fixed rate debt                 $1,579      $ 10,456       $9,164       $9,632      $26,904      $97,860      $155,595    $181,492

Average interest rate            7.85%        7.63%         7.63%        7.67%       7.79%        7.82%

Variable rate debt              $2,157      $183,128       $  610       $  633      $   661      $11,024      $198,213    $198,213

        As of September 30, 2000, the Company had no other material exposure to market risk.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the quarter ended September 30, 2000, no matters were submitted to a vote of Security Holders.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

       (a)     Exhibits:

               None

       (b)     Reports on Form 8-K:

               During the quarter ended September 30, 2000 the Company was not required to file any reports on Form 8-K.

                                  SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             W.P. CAREY & CO. LLC






         11/15/00            By:    /s/ John J. Park
        ----------                 ---------------------------------------------
            Date                         John J. Park
                                         Executive Vice President, Treasurer and
                                         Chief Financial Officer
                                         (Principal Financial Officer)



         11/15/00            By:    /s/ Claude Fernandez
        ----------                 ---------------------------------------------
            Date                         Claude Fernandez
                                         Executive Vice President and
                                         Chief Administrative Officer
                                         (Principal Accounting Officer)