Form 10-K405
period 2000-12-31
CAREY W P & CO LLC
filed 2001-03-30
CIK 1025378

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                      For the year ended DECEMBER 31, 2000

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


WPC is registered on the NEW YORK STOCK EXCHANGE.


WPC does not have any Securities registered pursuant to Section 12(b) of the Act.


WPC is unaware of any delinquent filers pursuant to Item 405 of Regulation S-K.


WPC (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Non-affiliates held 23,343,368 Listed Shares at March 26, 2001.
There are 33,731,706 Listed Shares outstanding at March 26, 2001.

                                     PART I

Item 1. Business.

W. P. Carey & Co. LLC (the "Company" or "WPC") is a real estate investment company that acquires, owns and manages commercial properties leased to companies nationwide, primarily on a triple net basis. As of December 31, 2000, WPC owned 189 properties in the United States and 5 properties in Europe totaling more than 20 million square feet, and managed an additional 232 properties. W.P. Carey & Co. LLC manages net leased properties on behalf of four real estate investment trusts of which it is the advisor and manager: Corporate Property Associates 10, Inc., Carey Institutional Properties, Incorporated, Corporate Property Associates 12, Inc., and Corporate Property Associates 14, Inc.

WPC's core strategy is to purchase properties, leased to a variety of companies on a single tenant net lease basis, that are either owned outright or owned by an entity managed by WPC.

These leases generally place the economic burden of ownership on the tenant by requiring them to pay the costs of maintenance, insurance, taxes, structural repairs and other operating expenses. WPC also generally seeks to include in its leases:

        - clauses providing for mandated rent increases or periodic rent increases tied to increases in the consumer price index or other indices or, when appropriate, increases tied to the volume of sales at the property;

        - covenants restricting the activity of the tenant to reduce the risk of a change in credit quality;

        -       indemnification of WPC for environmental and other liabilities;
                and

        -       guarantees from parent companies or other entities.

On June 28, 2000 following shareholder approval, Carey Diversified LLC ("Carey Diversified") acquired the net lease real estate advisory operations of Carey Management LLC by issuing 8,000,000 Listed Shares and changed its name to W.P. Carey & Co. LLC ("WPC") and its ticker symbol changed from "CDC" to "WPC." As a result of acquiring the operations of Carey Management, WPC has acquired its workforce of approximately 95 employees, assumed the advisory contracts with four affiliated real estate investment trusts ("REITs") and terminated the management contract between Carey Diversified and Carey Management. As a result of this transaction, WPC has diversified its revenue sources and entered into a new business segment.

The Company was formed as a limited liability company under the laws of Delaware on July 15, 1996. On January 1, 1998, The Company was consolidated with nine Corporate Property Associates limited partnerships and became the General Partner and owner of over 90% of the limited partnership interests in each partnership. The Company's shares began trading on the New York Stock Exchange on January 21, 1998. On July 15, 1998, each CPA(R) Partnership redeemed the interests of the holdover CPA(R) limited partners and became the owner of substantially all of the limited partnership interests in the CPA(R) Partnerships. The former general partners of each partnership have a right to receive a portion of the distributions made by each partnership. As a limited liability company, WPC is not subject to federal income taxation as long as it satisfies certain requirements relating to its operations. WPC is now a fully integrated company that will continue and expand the nationwide real estate investment business.

WPC's principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and its telephone number is (212) 492-1100. WPC's website address is http://www.wpcarey.com. As of March 20, 2001, WPC employed no employees directly, however a wholly-owned subsidiary of WPC employs individuals who perform services for WPC.

BUSINESS OBJECTIVES AND STRATEGY

WPC's objective is to increase shareholder value, cash flow, and its funds from operations through its focus on the net lease investment business. WPC is structured with two business segments, net lease ownership and net lease advisory services.

WPC intends to:

        - increase revenues from its advisory business through additional fundraising and investment;

        - optimize the net lease ownership portfolio through expansion of existing properties, timely dispositions and favorable lease modifications; and

        - utilize its size and access to capital to refinance existing debt.

DEVELOPMENTS DURING 2000

During 2000, WPC purchased 11 acres of land in Broomfield, Colorado for $1,700,000 ($922,000 in cash and $778,000 in Listed Shares) and completed construction of a building on a build-to-suit basis for Bouygues Telecom, SA in Tours, France for $10,771,000. The Broomfield land is adjacent to an existing WPC property. The Bouyges Telecom lease has an initial term of twelve years and provides for annual rent, based on current exchange rates, of $754,000.

In May 2000, WPC entered into a new net lease with Pillowtex Corporation at WPC's property in Salisbury, North Carolina at an annual rent of $691,000. The property had been occupied by Family Dollar Stores, Inc. until February 2000 at an annual rent of $692,000.

DeVlieg Bullard, Inc., a lessee of properties in Frankenmuth, Michigan and McMinnville, Tennessee filed a petition of bankruptcy in 1999. The bankruptcy court approved a termination of the DeVlieg Bullard master lease for the two properties in July 2000. The properties are currently occupied under license agreements and WPC is negotiating leases with the current occupants. If the two lease agreements are completed as proposed, WPC will receive annual rents of $785,000. In 1999, WPC had drawn $854,000 from a letter of credit that had been provided by DeVlieg Bullard.

In January and February 2000, WPC received $1,800,000 from drawing on a letter of credit that had been provided by the Copeland Beverage Group, an amount equal to one year's rent on the Copeland lease. The Copeland lease was terminated in the fourth quarter of 1999 by the receiver appointed by the court to oversee Copeland's liquidation. WPC is engaged in redeveloping the property.

WPC completed construction of a four-building facility in Colliersville, Tennessee in February 2000 at which time a 20-year lease with Federal Express Corporation commenced at an annual rent of $6,360,000. In order to mitigate the concentration of risk related to a single lease, the Company sold a 60% interest in the limited liability company that directly owns the property to an affiliate, Corporate Property Associates 14 Incorporated, for $42,631,000 with the purchase price based on an independent appraisal of the property. At the time of the sale of the interest, the limited liability company obtained $45,000,000 of limited recourse mortgage financing, with the proceeds of the financing distributed to the two owners.

During 2000, the Company sold fourteen properties including ten retail properties leased to Kobacker Stores, Inc., a retail property leased to a lessee of a property in Silver City, New Mexico, a retail property leased to AutoZone, Inc. and a manufacturing property leased to Sunds Defibrator, Inc. The sales of the Kobacker Stores and Silver City, New Mexico properties are part of an on-going evaluation by Management to sell small properties that do not fully meet WPC's investment objectives. At the time the Sunds Defibrator property was sold to a third party, Sunds Defibrator and WPC entered into a lease termination agreement that provided WPC with a payment representing approximately 65% of the remaining rents that would have been paid over the remaining term of the Sunds Defibrator lease, which would have expired in August 2005. The sale of the AutoZone property was pursuant to a provision in the AutoZone master lease that allows AutoZone to purchase back properties under certain conditions. Since December 31, 2000, WPC has sold its two remaining Kobacker properties and has completed or is in the process of completing sales of three smaller retail properties.

During 2000, General Cinema Corporation filed a petition of bankruptcy and stopped paying rent on its leased property in Burnsville, Minnesota. The lease obligations of General Cinema Corporation had been guaranteed by Harcourt General, Inc.. Since December 31, 2000, Harcourt General has made a payment which is being held in an escrow account by the lender of the limited recourse mortgage loan on the Burnsville property. WPC has entered into discussions with Harcourt General regarding a possible lease termination payment.

In December 2000, Sybron International Corporation, a guarantor of leases of five wholly-owned subsidiaries, agreed to pay WPC $400,000 to terminate its guarantee of two leases, in connection with Sybron International's spin-off of Sybron Dental Specialties, Inc. WPC negotiated increased rents on the two leases with Sybron Dental Specialties and the initial lease terms for the two leases were extended for an additional five years through December 2018.

During 2000, WPC committed to fund expansions at a property leased to Sprint Spectrum LP in Rio Rancho, New Mexico and a property leased to AT&T Corporation in Bridgeton, Missouri. The Sprint expansion will be approximately 20,000 square feet and is estimated to cost $1,428,000. Additional annual rent as a result of the Sprint Spectrum expansion will be approximately $270,000. The funding commitment at the AT&T property is for up to $4,000,000. In connection with this commitment, AT&T agreed to extend the term of its lease for ten years from the earlier of completion or June 30, 2001. The lease with AT&T had been scheduled to expire in October 2000. If the entire commitment for funding is used, annual rent will increase by approximately $516,000.

OTHER SIGNIFICANT RECENT EVENTS

On December 20, 1999, Carey Diversified LLC and Carey Management LLC entered into an Agreement and Plan of Merger, whereby Carey Management contributed certain assets relating to its real estate investment advisory business to Carey Diversified by way of a merger with and into a wholly-owned subsidiary of Carey Diversified (the "Merger"). The Merger was approved by the shareholders of Carey Diversified on June 28, 2000. Following the Merger, Carey Diversified was renamed W. P. Carey & Co. LLC and is listed on the New York Stock Exchange and the Pacific Exchange under the symbol "WPC".

At the effective time of the merger, Carey Diversified issued 8,000,000 Listed Shares to the shareholders of the Manager, and will issue up to and additional 2,000,000 Listed Shares over the next four years if funds from operations and total share value return targets are met. The 8,000,000 shares are subject to a three-year lock-up agreement (with one-third of the shares released from the lock-up each year). The owners of these shares will have the benefit of registration rights once free from the lock-up. In connection with meeting certain conditions as of December 31, 2000, an additional 500,000 Listed Shares will be issued to the former shareholders of Carey Management LLC.

Effective January 1, 2001, WPC acquired all remaining interest in the CPA(R) Partnerships. An independent valuation is being completed which will determine the Listed Shares to be issued for the remaining minority interests. Concurrent with the purchase of the remaining interests, certain CPA(R) Partnerships were merged so that as January 1, 2001 the four remaining partnerships will be wholly-owned subsidiaries. With the reduction in the number of partnerships and the elimination of the minority interest owners, WPC expects to achieve certain operating efficiencies.

ACQUISITION STRATEGIES

The Company's Management Agreement with Carey Management was cancelled effective with the acquisition of the business operations of Carey Management; as such, the Company is now internally managed. WPC has a well-developed process with established procedures and systems for acquiring net leased property. As a result of its reputation and experience in the industry and the contacts maintained by its professionals, the Company has a presence in the net lease market that has provided it with the opportunity to invest in a significant number of transactions on an ongoing basis. In evaluating opportunities for the Company, we carefully examine the credit, management and other attributes of the tenant and the importance of the property under consideration to the tenant's operations. Careful credit analysis is a crucial aspect of every transaction. We believe that we have one of the most extensive underwriting processes in the industry and have an experienced staff of professionals involved with underwriting transactions. We seek to identify those prospective tenants whose creditworthiness is likely to improve over time. We believe that our experience in structuring sale-leaseback transactions to meet the needs of a prospective tenant enables us to obtain a higher return for a given level of risk than would typically be available by purchasing a property subject to an existing lease.

Our strategy in structuring our net lease investments is to:

        - combine the stability and security of long-term lease payments, including rent increases, with the appreciation potential inherent in the ownership of real estate;

        -       enhance current returns by utilizing varied lease structures;

        - reduce credit risk by diversifying investments by tenant, type of facility, geographic location and tenant industry; and

        - increase potential returns by obtaining equity enhancements from the tenant when possible, such as warrants to purchase tenant common stock. As of December 31, 2000, WPC held a warrant position in one tenant.

FINANCING STRATEGIES

Consistent with its investment policies, WPC employs leverage when available on favorable terms. WPC has in place a $185,000,000 credit facility, which it has used and intends to continue to use in connection with acquiring additional properties, funding build-to-suit projects and refinancing existing debt. As of December 31, 2000, WPC also had approximately $196,000,000 in property-level debt outstanding. We continually seek opportunities and consider alternative financing techniques to refinance debt, reduce interest expense or improve its capital structure. The entities managed by WPC held a total of $812,770,000 in property-level limited recourse debt outstanding as of December 31, 2000.

TRANSACTION ORIGINATION

In analyzing potential acquisitions for WPC and the CPA(R) REITs, we review and structure many aspects of a transaction, including the tenant, the real estate and the lease, to determine whether a potential acquisition can be structured to satisfy our acquisition criteria. The aspects of a transaction which are reviewed and structured by our management team include the following:

        Tenant Evaluation. We subject each potential tenant to an extensive evaluation of its credit, management, position within its industry, operating history and profitability. We seek tenants we believe will have stable or improving credit. By leasing properties to these types of tenants, WPC can generally charge rent that is higher than the rent charged to tenants with recognized credit and, thereby, enhance its current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market.

        Furthermore, if a tenant's credit does improve, the value of the properties leased to that tenant will likely increase (if all other factors affecting value remain unchanged). We may also seek to enhance the likelihood of a tenant's lease obligations being satisfied, such as through a letter of credit or a guaranty of lease obligations from the tenant's corporate parent. This credit enhancement provides the owner with additional financial security.

        Leases with Increasing Rents. We seek to include clauses in our leases that provide for increases in rent over the term of the leases. These increases are generally tied to increases in certain indices such as the consumer price index, in the case of retail stores, participation in gross sales above a stated level, mandated rental increases on specific dates and through other methods. WPC seeks to avoid entering into leases that provide for contractual reductions in rents during their primary term (other than reductions related to reductions in debt service).

        Properties Important to Tenant Operations. We generally seek to acquire properties with operations that are essential or important to the ongoing operations of the tenant. WPC believes that these properties provide better protection in the event that tenants file for bankruptcy, because leases on properties essential or important to the operations of a bankrupt tenant are less likely to be rejected and terminated by a bankrupt tenant. We also seek to assess the income, cash flow and profitability of the business conducted at the property, so that, if the tenant is unable to operate its business, Carey Diversified can either continue operating the business conducted at the property or re-lease the property to another entity in the industry which can operate the property profitably.

        Lease Provisions that Enhance and Protect Value. When appropriate, we attempt to include provisions in our leases that require our consent to certain tenant activities or require the tenant to satisfy certain operating tests. These provisions include, for example, operational and financial covenants of the tenant, prohibitions on a change in control of the tenant and indemnification from the tenant against environmental and other contingent liabilities. Including these provisions in its leases enables WPC to protect its investment from changes in the operating and financial characteristics of a tenant that may impact its ability to satisfy its obligations to WPC or could reduce the value of our Properties.

        Diversification. We try to diversify our portfolio of properties to avoid dependence on any one particular tenant, type of facility, geographic location and tenant industry. By diversifying our portfolio, we reduce the adverse effect on WPC of a single underperforming investment or a downturn in any particular industry or geographic location.

WPC employs a variety of other strategies and practices in connection with the acquisitions it makes on its own behalf and on behalf of the REITs. These strategies include attempting to obtain equity enhancements in connection with transactions.

Typically, these equity enhancements involve warrants to purchase stock of the tenant to which the property is leased or the stock of the parent of the tenant. In certain instances, WPC grants to the tenant a right to purchase the property leased by the tenant, but generally the option purchase price will be not less than the fair market value of the property. Our practices include performing evaluations of the physical condition of properties and performing environmental surveys in an attempt to determine potential environmental liabilities associated with a property prior to its acquisition.

As a transaction is structured, it is evaluated by the Chairman of the Investment Committee with respect to the potential tenant's credit, business prospects, position within its industry and other characteristics important to the long-term value of the property and the capability of the tenant to meet its lease obligations. Before a property is acquired, the transaction is reviewed by the Investment Committee to ensure that it satisfies WPC's investment criteria. Aspects of the transaction that are typically reviewed by the Investment Committee include the expected financial returns, the creditworthiness of the tenant, the real estate characteristics and the lease terms.

The Investment Committee is not directly involved in originating or negotiating potential acquisitions, but instead functions as a separate and final step in the acquisition process. WPC places special emphasis on having experienced individuals serve on its Investment Committee and does not invest in a transaction unless it is approved by the Investment Committee.

We believe that the Investment Committee review process gives us a unique, competitive advantage over other unaffiliated net lease companies because of the substantial experience and perspective that the Investment Committee has in evaluating the blend of corporate credit, real estate and lease terms that combine to make an acceptable risk.

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

ASSET MANAGEMENT

WPC believes that effective management of net lease assets is essential to maintain and enhance property values. Important aspects of asset management include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling properties and knowledge of the bankruptcy process.

WPC monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of its Properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the Properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. WPC reviews financial statements of its tenants and undertakes regular physical inspections of the condition and maintenance of its Properties. Additionally, WPC periodically analyzes each tenant's financial condition, the industry in which each tenant operates and each tenant's relative strength in its industry.

COMPETITION

WPC faces competition for the acquisition of office and industrial properties in general, and such properties net leased to major corporations in particular, from insurance companies, credit companies, pension funds, private individuals, investment companies and unaffiliated real estate investment trusts. WPC also faces competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. WPC believes its management's experience in real estate, credit underwriting and transaction structuring will allow WPC to compete effectively for office and industrial properties on its own behalf and on behalf of its managed REITs.

ENVIRONMENTAL MATTERS

Under various federal, state and local environmental laws, regulations and ordinances, current or former owners of real estate, as well as other parties, may be required to investigate and clean up hazardous or toxic chemicals, substances or waste or petroleum product or waste, releases on, under, in or from a property. These parties may be held liable to governmental entities or to third parties for specified damages and for investigation and cleanup costs incurred by these parties in connection with the release or threatened release of hazardous materials. These laws typically impose responsibility and liability without regard to whether the owner knew of or was responsible for the presence of hazardous materials, and the liability under these laws has been interpreted to be joint and several under some circumstances. WPC's leases often provide that the tenant is responsible for all environmental liability and for compliance with environmental regulations relating to the tenant's operations.

WPC typically undertakes an investigation of potential environmental risks when evaluating an acquisition. Phase I environmental assessments are performed by independent environmental consulting and engineering firms for all properties acquired by WPC. Where warranted, Phase II environmental assessments are performed. Phase I assessments do not involve subsurface testing, whereas Phase II assessments involve some degree of soil and/or groundwater testing. WPC may acquire a property which is known to have had a release of hazardous materials in the past, subject to a determination of the level of risk and potential cost of remediation. WPC normally requires property sellers to indemnify it fully against any environmental problem existing as of the date of purchase. Additionally, WPC often structures its leases to require the tenant to assume most or all responsibility for compliance with the environmental provisions of the lease or environmental remediation relating to the tenant's operations and to provide that non-compliance with environmental laws is a lease default. In some cases, WPC may also require a cash reserve, a letter of credit or a guarantee from the tenant, the tenant's parent company or a third party to assure lease compliance and funding of remediation. The value of any of these protections depends on the amount of the collateral and/or financial strength of the entity providing the protection. Such a contractual arrangement does not eliminate WPC's statutory liability or preclude claims against WPC by governmental authorities or persons who are not a party to the arrangement. Contractual arrangements in WPC's leases may provide a basis for WPC to recover from the tenant damages or costs for which it has been found liable.

Some of the properties are located in urban and industrial areas where fill or current or historic industrial uses of the areas may have caused site contamination at the properties. In addition, WPC is aware of environmental conditions at certain of the properties that require some degree of remediation. All such environmental conditions are primarily the responsibility of the respective tenants under their leases. WPC and its consultants estimate that the majority of the aggregate cost of addressing environmental conditions known to require remediation at the properties is covered by existing letters of credit and corporate guarantees. WPC believes that its tenants are taking or will soon be taking all required remedial action with respect to any material environmental conditions at the properties. However, WPC could be responsible for some or all of these costs if one or more of the tenants fails to perform its obligations or to indemnify WPC. Furthermore, no assurance can be given that the environmental assessments that have been conducted at the properties disclosed all environmental liabilities, that any prior owner did not create a material environmental condition not known to the Company, or that a material condition does not otherwise exist as to any of the properties.

OPERATING SEGMENTS

WPC operates in two operating segments, real estate operations, with investments in the United States and Europe, and advisory operations. For the year ended December 31, 2000, no lessee represented 10% or more of the total operating revenue of WPC.

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

WPC wishes to take advantage of the "safe harbor" provisions of the Act and is therefore including this section in its Annual Report on Form 10-K. The statements contained in this Annual Report, if not historical, are forward-looking statements and involve risks and uncertainties which are described below that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. These statements are identified with the words "anticipated," "expected," "intends," "seeks" or "plans" or words of similar meaning. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results or occurrences.

WPC's future results may be affected by certain risks and uncertainties including the following:

        Single tenant leases increase our exposure in the event of a failure of tenant.

        We focus our acquisition activities on net leased real properties or interests therein. Due to the fact that our net leased real properties are leased to single tenants, the financial failure of or other default by a tenant resulting in the termination of a lease is likely to cause a reduction in the operating cash flow of WPC and might decrease the value of the property leased to such tenant.

        We depend on major tenants.

        Revenues from several of our tenants and/or their guarantors constitute a significant percentage of our consolidated rental revenues. Our five largest tenants/guarantors, which occupy 13 properties, represent 25% of annualized revenues. The default, financial distress or bankruptcy of any of the tenants of such Properties could cause interruptions in the receipt of lease revenues from such tenants and/or result in vacancies in the respective Properties, which would reduce our revenues until the affected property is re-let, and could decrease the ultimate sale value of each such property.

        We can borrow a significant amount of funds.

        We have incurred, and may continue to incur, indebtedness (secured and unsecured) in furtherance of our activities. Neither the Operating Agreement nor any policy statement formally adopted by the Board of Directors limits either the total amount of indebtedness or the specified percentage of indebtedness (based upon the total market capitalization of WPC) which may be incurred. Accordingly, we could become more highly leveraged, resulting in increased risk of default on our obligations and in an increase in debt service requirements which could adversely affect our financial condition and results of operations and our ability to pay distributions. Our current unsecured revolving credit facility with Chase Manhattan Bank, as agent, contains various covenants which limit the amount of secured and unsecured indebtedness we may incur.

        We may not be able to refinance balloon payments on our mortgage debts.

        A significant number of our properties are subject to mortgages with balloon payments. Scheduled balloon payments for the next five years are as follows:

2001   -   $13 million;
2002   -   $2.5 million;
2003   -   $3 million;
2004   -   $20 million; and
2005   -   $0 million.

        Our credit facility has been extended through March 2004. As of December 31, 2000, the Company had $94,000,000 drawn from the line of credit. An additional $16,000 was drawn from the line of credit through March 24, 2001. Our ability to make such balloon payments will depend upon our ability either to refinance the obligation when due, invest additional equity in the property or to sell the related property. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available mortgage rates, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties and tax laws.

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

2001   -   3%
2002   -   1%
2003   -   3%
2004   -   5%
2005   -   3%

        We are subject to possible liabilities relating to environmental matters.

        We own industrial and commercial properties and are subject to the risk of liabilities under federal, state and local environmental laws. Some of these laws could impose the following on WPC:

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

        We depend on the efforts of the executive officers and key employees. The loss of the services of these executive officers and key employees could have a material adverse effect on our operations.

        The investment advisory business presents different risks.

        The merger exposes WPC to risks of the real estate management business to which it has not historically been exposed. These risks include the following:

                - More volatility in WPC's earnings may occur because revenue from the real estate management business has been traditionally more volatile than revenue from ownership of real estate subject to triple net leases and

                - The growth in revenue from the management business is dependent in part on future capital raising in existing or future managed entities, which is subject to uncertainty and is subject to capital market and real estate market conditions.

        Future sales of our stock by shareholders of WPC may adversely affect the market price of our stock.

        Sales of a substantial number of shares by shareholders of WPC, or the perception that these sales could occur, could adversely affect prevailing market prices for the shares. These sales also might make it more difficult for WPC to sell equity securities in the future at a time and price it deems appropriate. WPC has issued 8,000,000 shares to the shareholders of Carey Management and may issue up to an additional 2,000,000 to them upon the satisfaction of performance targets. In addition, directors and officers of WPC own or have the right to acquire up to an additional approximately 3,275,000 shares.

        The revenue streams from the investment advisory agreements are subject to limitation or cancellation.

        The agreements under which WPC provides investment advisory services may generally be terminated by each CPA(R) REIT upon 60 days notice, with or without cause. In addition, the fees payable under each agreement are subject to a variable annual cap based on a formula tied to the assets and income of that CPA(R) REIT. This cap may limit the growth of the management fees. There can be no assurance that these agreements will not be terminated or that WPC's income will not be limited by the cap on fees payable under the agreements. A cap on the fees could have a material adverse effect on our business, results of operations and financial condition.

        The officers and directors of W.P. Carey & Co. LLC may exercise significant influence.

        WPC's business, results of operations or financial condition could be materially adversely affected if any of these outcomes were to occur.

The risk factors may have affected, and in the future could affect, our actual operating and financial results and could cause such results to differ materially from those in any forward-looking statements. You should not consider this list exhaustive. New risk factors emerge periodically, and we cannot completely assure you that the factors we describe above list all material risks to WPC at any specific point in time. We have disclosed many of the important risk factors discussed above in our previous filings with the Securities and Exchange Commission.

Item 2. Properties.

Set forth below is certain information relating to the Company's properties owned as of December 31, 2000:

                                                           RENT PER     SHARE OF
LEASE OBLIGOR/                                SQUARE        SQUARE    CURRENT ANNUAL     INCREASE           LEASE        MAXIMUM
   LOCATION                                   FOOTAGE        FOOT        RENTS(a)         FACTOR             TERM         TERM
------------------------------------------------------------------------------------------------------------------------------------
DR PEPPER BOTTLING COMPANY OF TEXAS
    Irving and Houston, Texas                   721,947       5.98      4,318,931        CPI               Jun. 2014     Jun. 2014

DETROIT DIESEL CORPORATION(b)
    Detroit, MI                               2,730,750       1.45      3,957,524        PPI               Jun. 2010     Jun. 2030

GIBSON GREETINGS, INC
    Berea, KY and Cincinnati, OH              1,194,840       3.11      3,720,000        Stated            Nov. 2013     Nov. 2023

AMERICA WEST HOLDINGS CORPORATION(b,d)
    Tempe, AZ                                   218,000      15.61      3,404,000        CPI               Nov. 2019     Nov. 2029

LIVHO, INC
    Livonia, MI                                 158,000      19.08      3,014,545        Stated            Dec. 2008     Dec. 2028

FEDERAL EXPRESS CORPORATION(e)
    College Station, TX                          12,080       5.38         65,000        Market            Feb. 2002     Feb. 2009
    Colliersville, TN                           390,380      16.30      2,572,038        CPI               Nov. 2019     Nov. 2029
    Corpus Christi, TX                           30,212       6.29        189,986        Market            May 1999      May 2001
                                              ---------                 ---------
                                Total:          432,672                 2,827,024

ORBITAL SCIENCES CORPORATION(b)
    Chandler, AZ                                280,000       9.48      2,655,320        CPI               Sep. 2009     Sep. 2029

THERMADYNE HOLDINGS CORP
    Industry, CA                                325,800       7.75      2,525,163        CPI               Feb. 2010     Feb. 2035

FURON COMPANY(b)
    New Haven, CT; Mickleton, NJ;
    Aurora (2) and Mantua, OH;
    Bristol, RI                                 627,290       3.85      2,414,800        PPI               Jul. 2012     Jul. 2037

QUEBECOR PRINTING INC.(b)
    Doraville, GA                               432,559       3.30      1,428,094        CPI               Dec. 2009     Dec. 2034
    Olive Branch, MS                            270,500       3.60        973,255        CPI               Jun. 2008     Jun. 2033
                                              ---------                 ---------
                                Total:          703,059                 2,401,349

AUTOZONE, INC.(b,g)
    31 Locations :
         NC, TX, AL, GA, IL, LA, MO             185,990       7.11      1,321,567        % Sales           Jan. 2011     Feb. 2026
    11 Locations:
         FL, GA, NM, SC, TX                      54,000       9.64        520,391        % Sales           Aug. 2013     Aug. 2038
    12 Locations :
         FL, LA, MO, NC, TN                      64,965       5.71        370,636        % Sales           Aug. 2012     Aug. 2037
                                              ---------                 ---------
                                Total:          304,955                 2,212,594

THE GAP, INC.(b)
    Erlanger, KY (2)                            753,750       2.93      2,205,385        CPI               Feb. 2003     Feb. 2043

                                                           RENT PER     SHARE OF
LEASE OBLIGOR/                                SQUARE        SQUARE    CURRENT ANNUAL     INCREASE           LEASE        MAXIMUM
   LOCATION                                   FOOTAGE        FOOT        RENTS(a)         FACTOR             TERM         TERM
------------------------------------------------------------------------------------------------------------------------------------
SYBRON INTERNATIONAL CORPORATION
    Dubuque, IA; Portsmouth, NH
    and Rochester, NY                           494,100       4.38      2,163,816        CPI               Dec. 2013     Dec. 2038

CHECKFREE HOLDINGS, INC.(o)
    Norcross, GA                                278,709      23.17      2,068,707        CPI               Dec. 2015     Dec. 2015

UNISOURCE WORLDWIDE, INC
    Anchorage, AK                                44,712       7.34        328,360        Stated            Dec. 2009     Dec. 2029
    Commerce, CA(b)                             411,579       3.46      1,422,080        Stated            Apr. 2010     Apr. 2030
                                              ---------                 ---------
                                Total:          456,291                 1,750,440

INFORMATION RESOURCES, INC.(f)
    Chicago, IL                                 252,000      19.57      1,643,604        CPI               Oct. 2005     Oct. 2015

AP PARTS INTERNATIONAL, INC
    Toledo, OH                                1,132,566       1.43      1,617,251        CPI               Dec. 2007     Dec. 2022

RED BANK DISTRIBUTION, INC.(b)
    Cincinnati, OH                              589,150       2.68      1,579,212        CPI               Jul. 2015     Jul. 2035

BRODART COMPANY(b)
    Williamsport, PA (2)                        521,231       2.91      1,519,253        CPI               Jun. 2008     Jun. 2028

CSS INDUSTRIES, INC
    Memphis, TN                               1,006,566       1.49      1,500,000        CPI               Dec. 2005     Dec. 2015

PEERLESS CHAIN COMPANY
    Winona, MN                                  357,760       4.09      1,463,425        CPI               Jun. 2011     Jun. 2026

COMARK, INC                                      36,967       7.55        278,949        Stated            May 2001      May 2001
GENERAL SERVICES ADMINISTRATION                   3,410      17.60         60,025        Stated            Apr. 2006     Apr. 2006
UNITED STATES POSTAL SERVICE                    116,000       9.40      1,089,982        Stated            Apr. 2006     Apr. 2006
                                              ---------                 ---------
                Total for property in
                   Bloomingdale, IL:            156,377                 1,428,955

LOCKHEED MARTIN CORPORATION
    Glen Burnie, MD                              45,804       7.53        345,000        Stated            Apr. 2001     Apr. 2021
    King of Prussia, PA                          88,578      11.00        974,358        Market            Jul. 2003     Jul. 2008
                                              ---------                 ---------
                                Total:          134,382                 1,319,358

SYBRON DENTAL SPECIALTIES, INC
    Glendora, CA and Romulus, MI                245,000       5.97      1,463,096        CPI               Dec. 2018     Dec. 2043


EAGLE HARDWARE & GARDEN, INC.(b,g)
    Bellevue, WA                                154,880       7.73      1,197,726        CPI & % Sales     Sep. 2001     Sep. 2001

DUFF-NORTON COMPANY, INC
    Forrest City, AR                            265,000       4.39      1,164,280        CPI               Dec. 2012     Dec. 2032

SPRINT SPECTRUM L.P.
    Albuquerque, NM                              94,731      12.19      1,154,331        CPI               Sep. 2008     Sep. 2018

                                                           RENT PER     SHARE OF
LEASE OBLIGOR/                                SQUARE        SQUARE    CURRENT ANNUAL     INCREASE           LEASE        MAXIMUM
   LOCATION                                   FOOTAGE        FOOT        RENTS(a)         FACTOR             TERM         TERM
------------------------------------------------------------------------------------------------------------------------------------
BELL SOUTH TELECOMMUNICATIONS, INC.(b)
    Lafayette Parish, LA                         66,846      16.40      1,096,170        Stated            Dec. 2001     Dec. 2039

CENDANT OPERATION, INC.(b)
    Moorestown, NJ                               74,066      14.06      1,041,696        Stated            Jun. 2004     Jun. 2004

JOHNSON ENGINEERING CORPORATION(b)               48,214       9.89        476,964        Stated            Jun. 2003     Jun. 2003
LOCKHEED MARTIN SERVICES GROUP(b)                60,364       9.30        561,264        Stated            Jul. 2004     Jul. 2004
                                              ---------                 ---------
                Total for property in
                   Houston, TX:                 108,578                 1,038,228

BOUYGUES TELECOM, SA(b)
    Tours, France                               105,055       9.57      1,005,356(h)     INSEE(i)          Sep. 2009     Sep. 2012

AMS HOLDING GROUP                                52,261      14.64        765,101        None              Dec. 2004     Dec. 2009
TEXAS DIGITAL SYSTEMS, INC                       36,291       5.37        194,820        None              Aug. 2002     Aug. 2002
                                              ---------                 ---------
                Total for property in
                College Station, TX:             88,552                   959,921

ANTHONY'S MANUFACTURING COMPANY, INC
    San Fernando, CA                            182,845       5.17        945,444        CPI               May 2007      May 2012

UNITED STATIONERS SUPPLY COMPANY
    New Orleans, LA; Memphis, TN
    and San Antonio, TX                         197,321       4.64        915,834        CPI               Mar. 2010     Mar. 2030

WAL-MART STORES, INC.(b)
    West Mifflin, PA                            118,125       7.54        891,129        CPI               Jan. 2007     Jan. 2037

PRE FINISH METALS INCORPORATED
    Walbridge, OH                               313,704       2.64        828,506        CPI               Jun. 2003     Jun. 2028

IMO INDUSTRIES, INC.(b)
    Garland, TX                                 150,203       5.48        822,750        Stated            Sep. 2001     Sep. 2001

ALPENA HOLIDAY INN(b)
    Alpena, MI                                   96,333                   791,411(c)                       Dec. 2009

NV RYAN, INC
    Thurmont, MD and
    Farmington, NY                              179,741       4.30        773,370        CPI               Mar. 2014     Mar. 2030

WINN-DIXIE STORES, INC.(g)
    Bay Minette, AL                              34,887       3.68        128,470        % Sales           Jun. 2007     Jun. 2037
    Brewton, AL                                  30,625       4.39        134,500        % Sales           Oct. 2010     Oct. 2030
    Leeds, AL                                    25,600       5.65        144,713        % Sales           Mar. 2004     Mar. 2034
    Montgomery, AL                               32,690       5.86        191,534        % Sales           Mar. 2008     Mar. 2038
    Panama City, FL                              34,710       4.91        170,399        % Sales           Mar. 2008     Mar. 2038
                                              ---------                 ---------
                                Total:          158,512                   769,616

AT&T CORPORATION
    Bridgeton, MO                                82,810       9.15        757,846        Stated            Jun. 2011     Jun. 2021

  LEASE OBLIGOR/                                                      RENT PER       SHARE OF CURRENT    INCREASE
   LOCATION                                        SQUARE FOOTAGE    SQUARE FOOT      ANNUAL RENTS(a)     FACTOR
------------------------------------------------------------------------------------------------------------------------
LOCKHEED MARTIN CORPORATION                             66,000            7.38             486,960       Stated
MERCHANTS HOME DELIVERY, INC.                           22,716           11.37             258,312       Stated
                                                        ------                             -------
                       Total for property in
                                 Oxnard, CA:            88,716                             745,272

PANTIN, FRANCE - MULTI-TENANT (b)                       51,714           18.22             706,509(j)    INSEE(i)

HARCOURT GENERAL, INC.(b,g)
   Canton, MI                                           29,818            7.84             233,750       % Sales
   Burnsville, MN                                       31,837           14.68             467,500       % Sales
                                                        ------                             -------
                                      Total:            61,655                             701,250

PILLOWTEX CORPORATION
   Salisbury, NC                                       288,000            2.40             691,200       Stated

DATCON INSTRUMENT COMPANY
   Lancaster, PA                                        70,712            9.60             679,083       CPI

HIGH VOLTAGE ENGINEERING CORP.
   Sterling, MA                                         70,000            9.28             649,555       CPI

EXIDE ELECTRONICS CORPORATION
   Raleigh, NC                                          27,770           23.22             644,937       CPI

MOTOROLA, INC.(p)
   Urbana, IL                                           46,350           12.94             600,000       None

WESTERN UNION FINANCIAL SERVICES, INC.
   Bridgeton, MO                                        78,080            7.34             573,221       Stated

EXCEL COMMUNICATIONS, INC.
   Reno, NV                                             53,158           10.02             532,800       Stated

TITAN CORPORATION(k)
   San Diego, CA                                       166,403           16.43             506,783       CPI

UNITED SPACE ALLIANCE LLC(b)
   Webster, TX                                          88,200            5.73             505,020       Stated

DS GROUP LIMITED
   Goshen, IN                                           54,270            9.22             500,212       CPI

WOZNIAK INDUSTRIES, INC.
   Schiller Park, IL                                    84,197            5.91             497,400       Stated

JET EQUIPMENT AND TOOLS, INC.
   McMinnville, TN(s)                                  276,991            1.75             485,004       None

B&G CONTRACT PACKAGING, INC.                            80,000            2.25             179,966       Stated
VITAL RECORDS COMPANY OF ARKANSAS, INC.                 80,000            3.40             272,000       Stated
                                                       -------                             -------
                       Total for property in
                               Maumelle, AR:           160,000                             451,966

  LEASE OBLIGOR/
   LOCATION                                        LEASE TERM     MAXIMUM TERM
-------------------------------------------------------------------------------
LOCKHEED MARTIN CORPORATION                         Aug. 2001      Aug. 2002
MERCHANTS HOME DELIVERY, INC.                       Jan. 2004      Jan. 2014

                       Total for property in
                                 Oxnard, CA:

PANTIN, FRANCE - MULTI-TENANT (b)

HARCOURT GENERAL, INC.(b,g)
   Canton, MI                                       Jul. 2005      Jul. 2030
   Burnsville, MN                                   Jul. 2006      Jul. 2031

                                      Total:

PILLOWTEX CORPORATION
   Salisbury, NC                                    Apr. 2005      Apr. 2009

DATCON INSTRUMENT COMPANY
   Lancaster, PA                                    Nov. 2013      Nov. 2030

HIGH VOLTAGE ENGINEERING CORP.
   Sterling, MA                                     Nov. 2013      Nov. 2030

EXIDE ELECTRONICS CORPORATION
   Raleigh, NC                                      Jul. 2006      Jul. 2006

MOTOROLA, INC.(p)
   Urbana, IL                                              Monthly Renewals

WESTERN UNION FINANCIAL SERVICES, INC.
   Bridgeton, MO                                    Nov. 2001      Nov. 2011

EXCEL COMMUNICATIONS, INC.
   Reno, NV                                         Dec. 2006      Dec. 2020

TITAN CORPORATION(k)
   San Diego, CA                                    Jul. 2007      Jul. 2023

UNITED SPACE ALLIANCE LLC(b)
   Webster, TX                                      Sep. 2006      Sep. 2006

DS GROUP LIMITED
   Goshen, IN                                       Feb. 2010      Feb. 2035

WOZNIAK INDUSTRIES, INC.
   Schiller Park, IL                                Aug. 2005      Dec. 2023

JET EQUIPMENT AND TOOLS, INC.
   McMinnville, TN(s)                                      Monthly Renewals

B&G CONTRACT PACKAGING, INC.                        Dec. 2001      Dec. 2003
VITAL RECORDS COMPANY OF ARKANSAS, INC.             Jul. 2010      Jul. 2020

                       Total for property in
                               Maumelle, AR:

  LEASE OBLIGOR/                                                      RENT PER       SHARE OF CURRENT    INCREASE
   LOCATION                                        SQUARE FOOTAGE    SQUARE FOOT      ANNUAL RENTS(a)     FACTOR
------------------------------------------------------------------------------------------------------------------------
PETOSKEY HOLIDAY INN(b)
   Petoskey, MI                                         83,462                             446,985(c)

CSK AUTO, INC.(q)
   Apache Junction, AZ                                   5,055            9.76              49,348       CPI
   Casa Grande, AZ                                      11,588            5.57              64,590       CPI
   Glendale, AZ                                          3,406           19.59              66,720       CPI
   Mesa, AZ                                              3,401           20.08              68,304       CPI
   Scottsdale, AZ                                        8,000           16.89             135,100       CPI
   Denver, CO                                            8,129            7.25              58,910       CPI
                                                        ------                             -------
                                      Total:            39,579                             442,972

CHILDTIME CHILDCARE, INC.(b,l)
   12 Locations: AZ, CA, MI, TX                         83,694           15.45             439,008       CPI

YALE SECURITY INC.
   Lemont, IL                                          130,000            3.07             399,000       Stated

PENN CRUSHER CORPORATION
   Cuyahoga Falls, OH and Broomall, PA                 103,255            3.65             377,234       Market

TELLIT ASSURANCES(b)
   Rouen, France                                        27,593           16.58             343,113(j)    INSEE(i)

SOCIETE DE TRAITEMENTS(b)                               69,470                             183,320(m)    INSEE(i)
GIST-BROCADES FRANCE S. A.(b)                           37,337                             159,509(m)    INSEE(i)
                                                       -------                             -------
                       Total for property in
                     Indre et Loire, France:           106,807                             342,829(m)

VARIOUS TENANTS(b)
   Broomfield, CO                                      101,100            3.24             327,226       CPI

ADAPTIVE CONTROLS, INC.                                 18,058            5.97             107,880       Stated
ADPLEX, INC.                                            13,698            6.74              92,280       Stated
CUSTOM TRAINING GROUP, INC.                              7,248            7.80              56,520       Stated
WORK READY, INC.                                         7,306            8.52              62,220       Stated
                                                        ------                             -------
                       Total for property in
                                Houston, TX:            46,310                             318,900

BELL SOUTH ENTERTAINMENT, INC.
   Ft. Lauderdale, FL                                   80,540            3.84             309,000       CPI

OLMSTEAD KIRK PAPER COMPANY                              5,760            6.25              36,000       Stated
PETROCON ENGINEERING, INC.                              48,700            5.46             265,740       Stated
                                                        ------                             -------
                       Total for property in
                               Beaumont, TX:            54,460                             301,740

BLUE TOOL, INC.
   Frankenmuth, MI(s)                                  132,400            2.27             300,000       None

BIKE BARN HOLDING COMPANY, INC.                          6,216           10.42              64,800       Stated
SEARS ROEBUCK AND CO.                                   21,069           10.60             223,331       Stated
                                                        ------                             -------
                       Total for property in
                             Houston, TX(b):            27,285                             288,131

  LEASE OBLIGOR/
   LOCATION                                        LEASE TERM     MAXIMUM TERM
-------------------------------------------------------------------------------
PETOSKEY HOLIDAY INN(b)
   Petoskey, MI                                     Dec. 2009

CSK AUTO, INC.(q)
   Apache Junction, AZ                              Jan. 2002      Jan. 2022
   Casa Grande, AZ                                  Jan. 2002      Jan. 2022
   Glendale, AZ                                     Jan. 2002      Jan. 2022
   Mesa, AZ                                         Jan. 2002      Jan. 2022
   Scottsdale, AZ                                   Jan. 2002      Jan. 2022
   Denver, CO                                       Jan. 2008      Jan. 2038

                                      Total:

CHILDTIME CHILDCARE, INC.(b,l)
   12 Locations: AZ, CA, MI, TX                     Jan. 2016      Jan. 2041

YALE SECURITY INC.
   Lemont, IL                                       Apr. 2011      Apr. 2011

PENN CRUSHER CORPORATION
   Cuyahoga Falls, OH and Broomall, PA              Jan. 2005      Jan. 2020

TELLIT ASSURANCES(b)
   Rouen, France                                    Aug. 2004      Aug. 2009

SOCIETE DE TRAITEMENTS(b)                           Jun. 2005      Jun. 2008
GIST-BROCADES FRANCE S. A.(b)                       Jun. 2005      Jun. 2008

                       Total for property in
                     Indre et Loire, France:

VARIOUS TENANTS(b)
   Broomfield, CO                                   Dec. 2001      Dec. 2001

ADAPTIVE CONTROLS, INC.                             Nov. 2001      Nov. 2001
ADPLEX, INC.                                        May 2001       May 2001
CUSTOM TRAINING GROUP, INC.                         Apr. 2003      Apr. 2003
WORK READY, INC.                                    Aug. 2001      Aug. 2001

                       Total for property in
                                Houston, TX:

BELL SOUTH ENTERTAINMENT, INC.
   Ft. Lauderdale, FL                               Jul. 2006      Jul. 2009

OLMSTEAD KIRK PAPER COMPANY                         Jan. 2003      Jan. 2003
PETROCON ENGINEERING, INC.                          Jan. 2001      Jan. 2001

                       Total for property in
                               Beaumont, TX:

BLUE TOOL, INC.
   Frankenmuth, MI(s)                                      Monthly Renewals

BIKE BARN HOLDING COMPANY, INC.                     Aug. 2005      Aug. 2005
SEARS ROEBUCK AND CO.                               Sep. 2005      Sep. 2005

                       Total for property in
                             Houston, TX(b):

  LEASE OBLIGOR/                                                      RENT PER       SHARE OF CURRENT    INCREASE
   LOCATION                                        SQUARE FOOTAGE    SQUARE FOOT      ANNUAL RENTS(a)     FACTOR
------------------------------------------------------------------------------------------------------------------------
THE ROOF CENTERS, INC.
   Manassas, VA                                         60,446            4.31             260,749       Stated

VERIZON NETWORKS
   Milton, VT                                           30,624            7.54             231,000       Stated

DRASS(b)
   Rouen, France                                        25,228            9.03             225,574(n)    INSEE(i)

NORTHERN TUBE, INC.
   Pinconning, MI                                      220,588            1.02             225,000       CPI

HONEYWELL, INC.                                        119,320            2.81             335,484       Stated
CONTINENTAL AIRLINES, INC.                              25,125            5.67             142,560       Stated
                                                       -------                             -------
                       Total for property in
                             Houston, TX(b):           144,445                             478,044

PENBERTHY PRODUCTS, INC.
   Prophetstown, IL                                    161,878            1.29             209,507       CPI

DESIGNER ENSEMBLES, INC.
   Travelers Rest, SC                                   85,959            2.38             204,582       None

ROCHESTER BUTTON COMPANY
   South Boston and Kenbridge, VA                       81,387            2.21             180,000       None

PEPSI-COLA METROPOLITAN BOTTLING COMPANY, INC.
   Houston, TX                                          17,725            6.29             111,557       Stated

STAIR PANS OF AMERICA, INC.
   Fredericksburg, VA                                   45,821            2.06              94,300       Stated

LOCKHEED MARTIN SERVICES GROUP(b)
   Webster, TX                                          10,960            8.27              90,603       Stated

POPULAR STORES, INC. (b)
   Scottsdale, AZ                                       11,800            6.57              77,500       %Sales

PENN VIRGINIA COAL COMPANY
   Duffield, VA                                         12,804            5.78              73,999       CPI

EASTSIDE APPLIANCE, INC.
   Canton, OH                                            4,800           15.00              72,000       None

CENTS STORES, INC.(q)
   Mesa, AZ                                             11,039            5.04              55,620       None

THE CRAFTERS MALL, INC.
   Glendale, AZ                                         11,760            4.08              47,968       None

KOBACKER STORES, INC.(q)
   Tallmadge and Fremont, OH                             8,000            4.74              37,958       None

  LEASE OBLIGOR/
   LOCATION                                         LEASE TERM     MAXIMUM TERM
--------------------------------------------------------------------------------
THE ROOF CENTERS, INC.
   Manassas, VA                                      Mar. 2002      Jul. 2009

VERIZON NETWORKS
   Milton, VT                                        Feb. 2003      Feb. 2013

DRASS(b)
   Rouen, France                                     Oct. 2004      Oct. 2004

NORTHERN TUBE, INC.
   Pinconning, MI                                    Dec. 2007      Dec. 2022

HONEYWELL, INC.                                      Sep. 2002      Sep. 2002
CONTINENTAL AIRLINES, INC.                           Jul. 2003      Jul. 2003

                       Total for property in
                             Houston, TX(b):

PENBERTHY PRODUCTS, INC.
   Prophetstown, IL                                  Apr. 2006      Apr. 2026

DESIGNER ENSEMBLES, INC.
   Travelers Rest, SC                                       Monthly Renewals

ROCHESTER BUTTON COMPANY
   South Boston and Kenbridge, VA                    Dec. 2016      Dec. 2036

PEPSI-COLA METROPOLITAN BOTTLING COMPANY, INC.
   Houston, TX                                       Oct. 2004      Oct. 2004

STAIR PANS OF AMERICA, INC.
   Fredericksburg, VA                                Jul. 2007      Jul. 2007

LOCKHEED MARTIN SERVICES GROUP(b)
   Webster, TX                                       Jul. 2002      Jul. 2002

POPULAR STORES, INC. (b)
   Scottsdale, AZ                                    Jul. 2005      Jul. 2010

PENN VIRGINIA COAL COMPANY
   Duffield, VA                                      Nov. 2004      Nov. 2004

EASTSIDE APPLIANCE, INC.
   Canton, OH                                        Oct. 2003      Oct. 2013

CENTS STORES, INC.(q)
   Mesa, AZ                                          Jan. 2003      Jan. 2003

THE CRAFTERS MALL, INC.
   Glendale, AZ                                            Quarterly Renewals

KOBACKER STORES, INC.(q)
   Tallmadge and Fremont, OH                         Dec. 2006      Dec. 2036

  LEASE OBLIGOR/                                                      RENT PER       SHARE OF CURRENT    INCREASE
   LOCATION                                        SQUARE FOOTAGE    SQUARE FOOT      ANNUAL RENTS(a)     FACTOR
------------------------------------------------------------------------------------------------------------------------

RECLAMATION FOODS, INC.
   Apache Junction, AZ                                   9,945            2.55              25,400       CPI

CLEAR VISION CENTER(g)
   New Orleans, LA                                       1,641           12.00              19,692       % Sales

SCALLON'S CARPET CASTLE, INC.
   Casa Grande, AZ                                       3,134            5.90              18,480       Stated

C. PARKER & Y. SMITH
   Greensboro, NC                                        1,700            5.44               9,240       None

CARE FREE HAIR DESIGN
   Colville, WA                                            800           10.40               8,400       None

VACANT LAND
   Broomfield, CO                                     11 acres

  LEASE OBLIGOR/
   LOCATION                                        LEASE TERM     MAXIMUM TERM
-------------------------------------------------------------------------------

RECLAMATION FOODS, INC.
   Apache Junction, AZ                              Jun. 2001      Jun. 2001

CLEAR VISION CENTER(g)
   New Orleans, LA                                  Oct. 2005      Oct. 2015

SCALLON'S CARPET CASTLE, INC.
   Casa Grande, AZ                                  Dec. 2001      Dec. 2001

C. PARKER & Y. SMITH
   Greensboro, NC                                   Oct. 2001      Oct. 2001

CARE FREE HAIR DESIGN
   Colville, WA                                            Monthly Renewals

VACANT LAND
   Broomfield, CO

(a) Share of Current Annual Rents is the product of the Square Footage, the Rent per Square Foot, and any ownership interest percentage as noted below.

(b) These properties are encumbered by mortgage notes payable.

(c) The Company operates a hotel business at this property. Dollar amounts are net operating income for 2000 for the hotel business.

(d) Current annual rent represents the 74.583% ownership interest in this property.

(e) Current annual rent for the Colliersville, TN property represents the 40% ownership interest in this property.

(f) Current annual rent represents the 33.33% ownership interest in this property.

(g) Current annual rent does not include percentage of sales rent, payable under the lease contract.

(h) Current annual rent represents the 95% ownership interest in this property. Rents are collected in French Francs, conversion rate at December 31, 2000 used.

(i) INSEE construction index, an index published quarterly by the French Government.

(j) Current annual rent represents the 75% ownership interest in this property. Rents are collected in French Francs, conversion rate at December 31, 2000 used.

(k) Current annual rent represents the 18.54% ownership interest in this property.

(l) Current annual rent represents the 33.93% ownership interest in this property.

(m) Current annual rent represents the 80% ownership interest in this property and rents are collected in French Francs, conversion rate at December 31, 2000 used.

(n) Current annual rent represents the 99% ownership interest in this property. Rents are collected in French Francs, conversion rate at December 31, 2000 used

(o) Current annual rent represents the 50% ownership interest in this property.

(p) Tenant vacated property in January 2001.

(q) Property subsequently sold in 2001.

(r) Property is currently under development.

(s) Tenant currently occupies the space under a month-to-month license agreement.

Item 3. Legal Proceedings.

As of the date hereof, the Company is not a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the year ended December 31, 2000 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Listed Shares are listed on the New York Stock Exchange. Trading commenced on January 21, 1998.

As of December 31, 2000 there were 20,385 shareholders of record.

        Dividend Policy

        Quarterly cash dividends are usually declared in December, March, June and September and paid in January, April, July and October. Quarterly cash dividends paid in 2000 and 1999 are as follows:

        Cash dividends declared per share:

           Quarter                      2000               1999
           -------                      ----               ----
               1                      $ .4225            $ .4175
               2                        .4225              .4175
               3                        .4225              .4175
               4                        .4225              .4175
                                      -------            -------
           Total:                     $1.6900            $1.6700
                                      =======            =======

        Listed Shares

        The high, low and closing prices on the New York Stock Exchange for a Listed Share for each fiscal quarter of 2000 and 1999 were as follows (in dollars):

           2000                          High               Low                Close
           ----                          ----               ---                -----
           First Quarter                $16.03             $14.39             $15.45
           Second Quarter                17.02              15.51              15.60
           Third Quarter                 17.15              15.90              17.15
           Fourth Quarter                18.10              16.11              18.10

           1999                          High               Low                Close
           ----                          ----               ---                -----
           First Quarter                $17.88             $17.44             $17.69
           Second Quarter                17.38              17.06              17.25
           Third Quarter                 20.00              17.38              20.00
           Fourth Quarter                17.19              16.63              16.88

Item 6. Selected Financial Data.

(in thousands, except per share data)

                                                                             The Company Consolidated
                                                                             ------------------------
Operating Data                                                     2000                1999               1998
                                                                   ----                ----               ----
Revenues                                                         $120,251            $ 88,506          $ 85,330

(Loss) income before extraordinary items                           (9,278)             34,039            39,085
Basic and diluted (loss) earnings per
   Listed Share                                                      (.31)               1.33              1.55
Cash distributions (1)                                             49,957              42,525            30,820
Cash provided by operating activities                              58,448              48,202            51,944
Cash provided by (used in) investing activities                    40,958             (55,189)          (71,525)
Cash (used in) provided by financing activities                   (91,498)              3,392             6,668
Cash dividends declared per share                                    1.69                1.67              1.65

Balance Sheet Data:

Real estate, net (2)                                             $433,867            $501,350          $453,181
Net investment in direct financing leases                         287,876             295,556           295,826
Total assets                                                      904,242             856,259           813,264
Long-term obligations (3)                                         176,657             310,562           254,827

                                                                 The Predecessor Combined
                                                                 ------------------------
Operating Data                                                    1997             1996
                                                                  ----             ----

Revenues                                                        $96,271          $101,576

(Loss) income before extraordinary items                         40,561            45,547
Basic and diluted (loss) earnings per
   Listed Share
Cash distributions (1)                                           43,620            34,173
Cash provided by operating activities                            51,641            53,317
Cash provided by (used in) investing activities                    (273)           19,545
Cash (used in) provided by financing activities                 (61,335)          (72,020)
Cash dividends declared per share

Balance Sheet Data:

Real estate, net (2)                                           $240,498          $271,660
Net investment in direct financing leases                       216,761           215,310
Total assets                                                    523,420           544,728
Long-term obligations (3)                                       150,907           187,414

(1) 1997 and 1996 amounts represent cash distributions to Limited Partners of the predecessor partnerships.

(2) Includes real estate accounted for under the operating method, operating real estate and real estate under construction, net of accumulated depreciation.

(3) Represents mortgage and note obligations and deferred acquisition fees due after more than one year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(dollar amounts in thousands)

Overview

The following discussion and analysis of financial condition and results of operations of W.P. Carey & Co. LLC ("WPC") (formerly Carey Diversified, LLC) should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000. The following discussion includes forward looking statements. Forward looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of WPC. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of WPC to be materially different from the results of operations or plan expressed or implied by such forward looking statements. The risk factors are fully described in Item I of this Annual Report on Form 10-K. Accordingly, such information should not be regarded as representations by WPC that the results or conditions described in such statements or objectives and plans of WPC will be achieved.

Effective June 29, 2000, Carey Diversified LLC acquired the net lease real estate management operations of Carey Management LLC by issuing 8,000,000 shares, and changed its name to W. P. Carey & Co. LLC. As a result of acquiring the operations of Carey Management, WPC acquired its workforce of approximately 95 employees, assumed the advisory contracts with four affiliated real estate investment trusts ("REITs") and terminated the management contract between Carey Diversified LLC and Carey Management LLC. Management believes that the acquisition will provide WPC with several potential advantages including, but not limited to, increased diversification of revenue sources, reduced operating expenses through the elimination of management fees formerly paid to Carey Management, potentially increased earnings growth rate, the ability to offer a full range of financial options to corporate property owners and lessees, a strengthened credit profile and improved access to capital markets. WPC has substantially increased its asset base without increasing its long-term debt, and the acquisition may provide WPC the ability to increase its debt capacity, if necessary. The net income of the management business of Carey Management has historically grown at a faster rate than the net income of WPC's real estate operations, and Management believes that the prospects for an increase in the growth rate of earnings will be improved. Because the capital markets have indicated a strong preference for internally managed real estate companies, the ability of WPC to raise additional equity capital in the public markets should be enhanced.

Public business enterprises are required to report financial and descriptive information about their reportable operating segments. WPC's management evaluates the performance of its portfolio as a whole, but allocates its resources between two operating segments: real estate operations with domestic and international investments and management services.

Results of Operations:

Year-Ended December 31, 2000 Compared to Year-Ended December 31, 1999

WPC reported a net loss of $9,278 and net income of $34,039 for the years ended December 31, 2000 and 1999, respectively. The results for 2000 and 1999 are not fully comparable, primarily due to the acquisition of the operations of Carey Management. WPC incurred a charge of $38,000 on the termination of its management contract with Carey Management. Management believes that the termination of the management contract will provide substantial benefit to WPC.

In addition to the $38,000 fair value attributed to the terminated management contract, a substantial portion of the other net assets acquired consists of intangible assets including goodwill. Intangible assets and goodwill are amortized over their estimated useful lives, and such amortization, a non-cash charge, was $5,958 in the current year. Results for 2000 include approximately six months of operations for the management services business. Prior to the acquisition, real estate operations contributed substantially all of WPC's income. Excluding the charges for amortization and the writeoff of the management contract, the management business segment contributed income of $13,081.

Income from real estate operations provided operating income (income before gains and losses on sales and extraordinary items) of $23,113 in 2000 as compared with $32,522 in 1999. The results for 2000 and 1999 include charges of $11,047 and $5,988, respectively, for writedowns of assets to estimated fair value. Excluding the effect of the writedowns, operating income from real estate operations for 2000 would have reflected a decrease of $4,350.

The decrease in real estate operating income was primarily due to increases in interest expense and depreciation offset by increases in lease revenues (rental income and interest income from direct financing leases) and other income.

The increase in interest expense of $7,731 was primarily due to mortgage financing obtained in 1999 and a change in the use of amounts drawn from the credit line. Limited recourse financings included a new loan on the America West property, refinancings of the Gap, Inc. and Orbital Sciences Corporation properties and obtaining mortgage debt in connection with the December 1999 purchase of the Bell South property. Interest expense from the line of credit increased because a substantial portion of the interest incurred in 1999 was on borrowings used to fund construction of the America West and Federal Express projects, and was capitalized rather than expensed in accordance with generally accepted accounting principles. Subsequent to the completion of the projects, interest costs were expensed. The credit facility is a variable rate obligation and also was affected by increases in interest rates during 2000.

The increase in depreciation of $3,051 was due to the completion of build-to-suit projects on properties leased to America West Airlines and Federal Express, the acquisition of the Bell South property, the expansion of the Orbital Sciences property and the renovation of a property in Moorestown, New Jersey in 1999 now leased to Cendant.

The increase in lease revenues was primarily due to the completion of build-to-suit projects with Federal Express Corporation in February 2000 and America West Holdings Corp. in May 1999, new leases with Cendant Operations, Inc. and Bell South Telecommunications, Inc. in May and December 1999, respectively, and rent increases on various leases in 2000 and 1999. Lease revenue increases were partially offset by the sale of fourteen properties in 2000, the sales of the KSG, Inc. and Hotel Corporation of America properties in 1999 pursuant to the exercise of purchase options by the lessees, and the termination of the Copeland Beverage Group, Inc. lease in December 1999. As a result of financial difficulties, Copeland was placed in receivership and subsequently liquidated. Annual rent from the Copeland lease was $1,800. WPC drew $1,800 from a letter of credit that had been provided by Copeland which was used to cover property expenses for the period subsequent to the lease termination.

Other income in the accompanying consolidated statements consists of income from real estate operations other than lease revenues. Other income increased by $1,418 in 2000. These items include, but are not limited to, bankruptcy distributions on claims against former tenants and termination agreements. The increase in other income in 2000 included bankruptcy distributions received from a former lessee and termination consideration. Hotel operating income (hotel revenues less hotel expenses) increased from $1,113 to $1,324 primarily due to increases in occupancy and average room rates of 4%.

Income from equity investments increased by $996 due to the improved performance of the operating partnership of Meristar Hospitality Corporation, a publicly traded real estate investment trust, and an increase in income from the investment in a net lease with Checkfree Holdings Corp., which is owned with an affiliate. The increase in income from the Checkfree investment was due to recognition of a full year's revenues on the property leased to Checkfree which was purchased in June 1999. Rent on the Checkfree lease also increased in connection with the completion of an expansion in 2000.

General and administrative expenses increased due to the acquisition of the management operations, including the personnel and office facilities necessary to render advisory and administrative services to the REITs. The general and administrative expense of the real estate operations segment reflected a decrease. Management and performance fee expenses for periods subsequent to the merger have been terminated effective June 29, 2000, resulting in a decrease in property expenses for the year ended December 31, 2000. The provision for income taxes increased as a result of forming a wholly-owned subsidiary that is responsible for management operations and all administrative functions. Formation of the taxable subsidiary allows the Company to maintain its status as a publicly-traded partnership.

Management monitors its real estate assets and securities on an on-going basis. In the event of certain circumstances, including, but not limited to, lease terminations, vacating of a property by a lessee or nonpayment of rent or interest, Management evaluates whether the fair value of an asset is less than its carrying value. In these instances, when the estimate of fair value is less than the carrying value, a writedown is recorded for the difference. In 2000 and 1999, WPC recognized writedowns of $11,047 and $5,988, respectively.

Earnings from the management business segment include transaction-based revenues that are directly related to the acquisition activity of the CPA(R) REITs. The ability of a CPA(R) REIT to acquire interests in real estate depends on its ability to raise capital and to leverage its properties with limited recourse mortgage debt. Accordingly, the growth of the management business segment will be affected by the amount of equity capital raised by CPA(R) REIT acquisition activity in

2001. Management expects the level of acquisition activity on behalf of the CPA(R) REITs for 2001 to approximate the annualized rate for 2000. WPC is in the process of preparing a "best efforts" public offering for a new CPA(R) REIT which is expected to commence before the end of 2001. An on-going "best efforts" offering of Corporate Property Associates 14 Incorporated is scheduled to conclude in the third quarter of 2001.

Year-Ended December 31, 1999 Compared to Year-Ended December 31, 1998

Income before the effects of non-recurring items consisting of the noncash writedown of investments, gains from sales and extraordinary items increased by $437 or 1% in 1999 as compared to 1998. This increase is primarily due to the growth of lease revenues, which was partially offset by increases in depreciation, interest and general and administrative expenses. Net income for the twelve months ended December 31, 1999 decreased by $4,425 as compared to 1998 primarily due to a noncash writedown to fair value of $4,830 of WPC's investment in Meristar Hospitality. The noncash writedown was recognized because of continued weakness in the public market's valuation of equity securities of real estate investment companies, including Meristar. The carrying value of the equity investment in Meristar subsequent to the writedown approximates WPC's pro rata share of Meristar at Meristar's reported net asset value.

Lease revenues, including rental income from operating leases and interest income from financing leases, increased by approximately $3,300 for the year ended December 31, 1999 as compared to 1998. This increase represents the excess of additional lease revenues of approximately $6,000 from completed build-to-suit construction projects and the effect of property acquisitions, over revenue decreases as compared with 1998 of approximately $2,700 due to sales of properties and lease terminations. During 1999, WPC completed construction of a new $37,000 office building for America West in which WPC owns an approximate 75% interest, a $3,000 renovation for property leased to Cendant and a $1,800 expansion on the Orbital Sciences property. Annual rent on the America West and Cendant properties is $2,539 and $1,000 respectively. Additional annual rent from the Orbital Science expansion is $234. Approximately $2,500 of the increase in lease revenues was realized as a result of recognizing a full year's rent in 1999 on properties acquired in 1998, including a property leased to Eagle Hardware and Garden Inc., a portfolio of seven properties acquired from J.A. Billipp Development Corporation and three properties located in France.

Decreases in lease revenues in 1999 of approximately $2,700 resulted from the scheduled expiration of a lease with Hughes Markets in April 1998 and the sale of properties. Approximately $1,300 of the decrease in lease revenues was due to the termination of the lease with Hughes Markets for a dairy processing plant in Los Angeles, California. On April 30, 1998, WPC's two-year extension term with Hughes Markets at above-market rental rates ended, and the new lease for the property with Copeland became effective. Annual rent of $1,800 from the lease with Copeland approximated the rent in effect before commencement of Hughes' two-year extension term. In April 1998, WPC received a final rent payment of $3,500 from Hughes. Loss of revenues from the sale of properties in 1999 and 1998 account for approximately $1,400 of the decrease in lease revenues. These properties were sold as a result of exercise of purchase options by the lessees of the properties.

Hotel operating income (hotel revenues less hotel expenses) decreased from $1,333 to $1,113 primarily due to a transfer of hotel operations in 1998. Income from hotels in 1998 included one month of operating income from a hotel in Livonia, Michigan, whose operations were transferred to an affiliated entity on February 1, 1998. Operating income from the hotels located in Alpena and Petoskey, Michigan was substantially unchanged.

Other income increased by $250, primarily due to the receipt of payments in connection with the settlement of a dispute with the former tenant of a property in Broomfield, Colorado. Pursuant to the settlement, WPC received $700 of unpaid rents, interest and penalties due from the former tenant. WPC also received proceeds of $265 from the settlement of a bankruptcy by a former tenant. Income from equity investments increased by 3% in 1999 as compared to 1998.

Interest expense increased primarily due to an increase in debt balances for the acquisition of additional properties. Total debt, consisting of limited recourse mortgage debt and advances on the revolving line of credit, increased from approximately $271,000 in 1998 to $317,000 in 1999. The increase in interest expense from additional borrowings was substantially offset by the decrease in expense from lower principal balances on amortizing mortgage loans. WPC used draws on its $185,000 revolving line of credit to fund construction costs, acquisitions and refinance high rate debt on a transitional basis. Advances made on the revolving line of credit during 1999 were repaid from the proceeds of limited recourse mortgage loans and property sales.

Depreciation and amortization expense increased by $2,786 in 1999 as compared to 1998 primarily due to the acquisition of properties in 1998 and the completion of construction on properties leased to America West and Cendant in 1999.

General and administrative expenses increased by approximately $1,051 in 1999 as compared to 1998 primarily due to increases in professional fees. Professional fees increased due to the implementation of a new integrated accounting and asset management system and costs related to the evaluation and remediation of Year 2000 issues. A portion of the increase in professional fees was due to efforts to improve WPC's tax reporting capabilities to shareholders. WPC revised its systems and procedures to provide accelerated reporting of tax information to shareholders and engaged an external processing agent to provide shareholders with internet access to their tax information. State and local income taxes have increased due to the growth of WPC's portfolio of properties.

Because of the long-term nature of WPC's net leases, inflation and changing prices should not unfavorably affect revenues and net income or have an impact on the continuing operations of WPC's properties. WPC's leases usually have rent increases based on the consumer price index and other similar indexes and may have caps on such increases, or sales overrides, which should increase operating revenues in the future. The moderate increases in the consumer price index over the past several years will affect the rate of such future rent increases. Management believes that hotel operations will not be significantly impacted by changing prices.

Financial Condition

WPC's primary sources of capital to meet its short-term and long-term needs are cash generated from operations, limited recourse mortgage loans, unsecured indebtedness and the issuance of additional equity securities. During 2000, WPC issued 8,000,000 shares in connection with acquiring the business operations of Carey Management. WPC assesses its ability to obtain debt financing on an ongoing basis.

Cash flows from operations and distributions from equity investments for the year ended December 31, 2000 of $60,000 were sufficient to fund dividends to shareholders of $49,957 and distributions to minority interests of $1,321. Cash flow from operations for 2000 is not fully representative of future cash flows. Cash flows for 2000 only reflect six months of operations for the management business. A full year's cash flow from the management segment is expected to substantially benefit cash flow from operations. In connection with the acquisition, WPC also acquired Carey Management's minority partner interest in the CPA(R) Partnerships. Annual distributions relating to Carey Management's minority partner interest had been approximately $2,045. Cash flows from operations are expected to increase as a result of the expected growth of the management business segment. Cash flow from operations should continue to fully fund distributions.

Cash flow from real estate operations will benefit from the completion of the build-to-suit project in October 2000 for a property leased to Bouygues Telecom, S.A. in France which will provide annual cash flow of $445. Expansions of properties leased to Sprint and AT&T Corporation being funded by WPC in consideration for increases in rent and extensions of remaining lease terms are expected to be completed in April 2001 and July 2001, respectively, and will provide additional annual cash flow of approximately $600. In connection with the sale of its 60% interest in the Federal Express properties in Colliersville, Tennessee to an affiliate and the concurrent placement of limited recourse mortgage debt on the properties, annual cash flow will decrease by $5,091. Solely as a result of using $60,000 from the proceeds from the sale and the concurrent placement of debt on the Federal Express properties, annual interest on the line of credit will decrease by up to $4,500. Additionally, the sale of the Federal Express properties has reduced the concentration of risk in a single lessee. Prior to the sale of this interest, Federal Express represented more than 7% of lease revenues and total assets.

WPC's investing activities in 2000 primarily consisted of funding construction costs in connection with the completion of build-to-suit projects for the Federal Express and Bouygues Telecom properties of $18,417, the purchase of 11 acres of land adjacent to an existing WPC property in Broomfield, Colorado for $922 in cash and $778 in stock, and capital improvements to existing properties of $2,078. WPC also completed a buyout of the joint venture partner in the Cendant property for $527. WPC is seeking approvals which will allow WPC the ability to redevelop the existing property and adjacent land in Broomfield. WPC also has commenced a commercial redevelopment of its property in Los Angeles formerly leased to Copeland. Estimated costs for the Broomfield and Copeland projects are $115,000. Management is still evaluating its financing alternatives for these construction costs but a significant portion could be drawn from its line of credit to fund such costs, if necessary.

During 2000, WPC sold (a) its interest in Federal Express for $42,287, (b) fourteen small properties for $3,007 and (c) 18,540 shares of common stock of Titan Corporation for $324. WPC had previously converted warrants it received in 1991 in connection with structuring its net lease with Titan Corporation to Titan common stock. WPC continues to assess its real estate portfolio, and will continue to sell smaller properties when Management believes sufficient value can be received.

In addition to meeting its commitment to pay dividends to shareholders, WPC's financing activities in 2000 included paying down of the line of credit by $35,000, using $13,944 to purchase back WPC stock on the open market at share prices ranging from $15.75 to $18.00 and making distributions to minority interests of $1,321. WPC obtained limited recourse mortgage financing on the Cendant property and the Bouygues Telecom property of $6,000 and $10,397, respectively. WPC uses limited recourse mortgage notes for a substantial portion of its long-term financing strategy because the cost of this financing is attractive and the exposure of its assets is limited to the collateral designated for each loan.

WPC maintains a revolving line of credit that provides for borrowings of up to $185,000. Advances from the line of credit bear interest at an annual rate indexed to the LIBOR Rate. The revolving credit agreement has financial covenants that require the Company to (i) maintain minimum equity value of $400,000 plus 85% of amounts received by the Company as proceeds from the issuance of equity interests and (ii) meet or exceed certain operating and coverage ratios. Such operating and coverage ratios include, but are not limited to, (a) ratios of earnings before interest, taxes, depreciation and amortization to fixed charges for interest and (b) ratios of net operating income, as defined, to interest expense. The Company is in compliance with these covenants. The current revolving line of credit had initially been scheduled to mature in March 2001 and has been extended to March 2004.

In the case of limited recourse mortgage financing that does not fully amortize over its term or is currently due, WPC is responsible for the balloon payment only to the extent of its interest in the encumbered property because the holder has recourse only to the collateral. In the event that balloon payments come due, WPC may seek to refinance the loans, restructure the debt with the existing lenders or evaluate its ability to satisfy the obligation from its existing resources including its revolving line of credit, to satisfy the mortgage debt. To the extent the remaining initial lease term on any property remains in place for a number of years beyond the balloon payment date, WPC believes that the ability to refinance balloon payment obligations is enhanced. WPC also evaluates all its outstanding loans for opportunities to refinance debt at lower interest rates that may occur as a result of decreasing interest rates or improvements in the credit rating of tenants. Scheduled balloon payments on limited recourse mortgage notes approximate $12,981 in 2001 and $2,333 in 2002.

WPC expects to meet its capital requirements to fund future property acquisitions, construction costs on build-to-suit transactions, capital expenditures on existing properties and scheduled debt maturities through long-term secured and unsecured indebtedness and the possible issuance of additional equity securities. WPC's remaining commitments on the expansions of the Sprint and AT & T properties total $4,931. Commitments for capital expenditures on the Livonia, Alpena and Petoskey, Michigan hotels are currently estimated to be approximately $801.

In connection with the purchase of many of its properties, WPC required the sellers to perform environmental reviews. Management believes, based on the results of such reviews, that WPC's properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with leakage from underground storage tanks, surface spills or historical on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, WPC's leases generally require tenants to indemnify WPC from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. The leases generally include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow WPC to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of the leases allow WPC to require financial assurances from tenants such as performance bonds or letters of credit if the costs of remediating environmental conditions are, in the estimation of WPC, in excess of specified amounts. Accordingly, Management believes that the ultimate resolution of environmental matters will not have a material adverse effect on WPC's financial condition, liquidity or results of operations.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk:

(in thousands)

$159,969 of the WPC's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of December 31, 2000 ranged from 4.56% to 9.82%.

Advances from the line of credit bear interest at an annual rate of either (i) the one, two, three or six-month LIBOR, plus a spread which ranges from 0.6% to 1.45% depending on leverage or corporate credit rating or (ii) the greater of the bank's Prime Rate and the Federal Funds Effective Rate, plus .50%, plus a spread of up to .125% depending on WPC's leverage.

(in thousands)

                        2001        2002        2003           2004           2005      Thereafter         Total       Fair Value
                        ----        ----        ----           ----           ----      ----------         -----       ----------
Fixed rate debt        $10,506     $9,223      $9,694        $26,616         $7,550       $96,380        $159,969       $164,087
Weighted average
  interest rate           7.75%      7.74%       7.81%          7.71%          7.61%         7.55%
Variable rate debt    $106,279     $3,123      $1,014         $1,042         $1,077       $17,656        $130,191       $130,191

Item 8. Consolidated Financial Statements and Supplementary Data:

        (i)     Report of Independent Accountants.

        (ii)    Consolidated Balance Sheets as of December 31, 2000 and 1999.

        (iii) Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

        (iv) Consolidated Statements of Members' Equity for the years ended December 31, 2000, 1999 and 1998.

        (v) Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

        (vi)    Notes to Consolidated Financial Statements.

                        REPORT of INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of W.P. Carey & Co. LLC and Subsidiaries:


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of W.P. Carey & Co. LLC and Subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 51 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP

New York, New York
February 22, 2001

                      W.P. CAREY & CO. LLC and SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts)                                    DECEMBER  31,
                                                                      ----------------

                                                                  2000               1999
                                                                 -----               ------
           ASSETS:

   Real estate leased to others:
      Accounted for under the operating method, net of
         accumulated depreciation of $24,159 and $16,455 at
         December 31, 2000
         and 1999                                                  $414,006        $425,421
      Net investment in direct financing leases                     287,876         295,556
                                                                   --------        --------
            Real estate leased to others                            701,882         720,977
   Operating real estate, net of accumulated depreciation of
      $1,442 and $832 at December 31, 2000 and 1999                   6,502           6,753
   Real estate under construction and redevelopment                  13,359          69,176
   Equity investments                                                47,224          32,167
   Assets held for sale                                               2,573           3,091
   Cash and cash equivalents                                         10,165           2,297
   Due from affiliates                                                7,945               -
   Intangible assets, net of accumulated amortization of
      $5,958 at December 31, 2000                                    94,183               -
   Other assets, net of accumulated amortization of $1,971 and
      $1,125 at December 31, 2000 and 1999 and reserve for
      uncollected rent of $2,207 and $1,839 at December 31,
      2000 and 1999                                                  20,409          21,798
                                                                   --------        --------
            Total assets                                           $904,242        $856,259
                                                                   ========        ========

          LIABILITIES, MINORITY INTEREST AND MEMBERS' EQUITY:

   Liabilities :
   Mortgage notes payable                                          $196,094        $188,248
   Notes payable                                                     94,066         129,103
   Accrued interest                                                   2,655             874
   Dividends payable                                                 14,182          10,718
   Due to affiliates                                                 15,308           7,227
   Accrued taxes                                                      2,688           1,205
   Other liabilities                                                 16,374           9,420
                                                                   --------        --------
            Total liabilities                                       341,367         346,795
                                                                   --------        --------

   Minority interest                                                    802          (3,136)
                                                                   --------        --------

   Commitments and contingencies

   Members' Equity:
   Listed shares, no par value, 33,604,716 and 25,833,603
      shares issued and outstanding at December 31, 2000 and
      1999                                                          644,749         526,130
   Distributions in excess of accumulated earnings                  (74,260)        (11,560)
   Unearned compensation                                             (5,291)              -
   Accumulated other comprehensive loss                              (3,125)           (910)
                                                                   --------         -------
                                                                    562,073         513,660
   Less, shares in treasury at cost, 62,300 shares at December
      31, 1999                                                       -               (1,060)
                                                                   --------         -------
            Total members' equity                                   562,073         512,600
                                                                   --------         -------
            Total liabilities, minority interest and members'
            equity                                                 $904,242        $856,259
                                                                   ========        ========

             The accompanying notes are an integral part of the consolidated financial statements.

                      W.P. CAREY & CO. LLC and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS of OPERATIONS

(In thousands except share and per share amounts)          For the years ended December 31,
                                                           --------------------------------
                                                         2000              1999            1998
                                                         ----              ----            ----

Revenues:
   Rental income                                         $ 52,086          $46,719        $42,771
   Interest income from direct financing leases            33,572           33,842         34,529
   Management income from affiliates                       25,271                -              -
   Other interest income                                      452              962            783
   Other income                                             2,626            1,208            958
   Revenues of hotel operations                             6,244            5,775          6,289
                                                         --------          -------        -------
                                                          120,251           88,506         85,330
                                                         ========          =======        =======


Expenses:
   Interest                                                26,571           18,840         18,266
   Depreciation                                            13,508           10,457          7,725
   Amortization                                             7,801              735            681
   General and administrative                              16,487            7,293          6,241
   Property expenses                                        5,644            5,433          5,059
   Termination of management contract                      38,000                -              -
   Impairment of real estate and securities                11,047            5,988          1,585
   Operating expenses of hotel operations                   4,920            4,662          4,956
                                                         --------          -------        -------
                                                          123,978           53,408         44,513
                                                         ========          =======        =======


      (Loss) income before income from equity
        investments, (loss) gain on sale,
        minority interest, income taxes and
        extraordinary item                                 (3,727)          35,098         40,817


Income from equity investments                              2,882            1,886          1,837
                                                         --------          -------        -------


      (Loss) income before (loss) gain on sale,
        minority interest, income taxes and
        extraordinary item                                   (845)          36,984         42,654

(Loss) gain on sale of real estate and
securities, net                                            (2,752)             471          1,512
                                                         --------          -------        -------


      (Loss) income before minority interest,
        income taxes and extraordinary item                (3,597)          37,455         44,166

Minority interest in income                                (1,517)          (2,664)        (4,662)
                                                         --------          -------        -------


      (Loss) income before income taxes and
        extraordinary item                                 (5,114)          34,791         39,504

Provision for income taxes                                 (4,164)            (752)          (419)
                                                         --------          -------         ------

      (Loss) income before extraordinary item              (9,278)          34,039         39,085

Extraordinary loss on early extinguishment of
   debt, net of minority interest of $79                   -                  -              (621)
                                                        ----------         --------        -------


      Net (loss) income                                 $  (9,278)         $34,039        $38,464
                                                        =========          =======        =======


Basic and diluted (loss) earnings per share:
   (Loss) earnings before extraordinary item                $(.31)            $1.33         $1.57
   Extraordinary item                                        -                 -             (.02)
                                                        ----------         --------        -------
                                                            $(.31)            $1.33         $1.55
                                                         =========         ========        =======


Weighted average shares outstanding:
   Basic                                               29,652,698       25,596,793    24,866,225
                                                       ==========       ==========    ==========
   Diluted                                             29,652,698       25,596,793    24,869,570
                                                       ==========       ==========    ==========

             The accompanying notes are an integral part of the consolidated financial statements.

                      W.P. CAREY & CO. LLC and SUBSIDIARIES

                   CONSOLIDATED STATEMENTS of MEMBERS' EQUITY
              For the years ended December 31, 2000, 1999 and 1998
                        In thousands except share amounts

                                                                               Accuulma-
                                               Dividends                         ted
                                               in                                Other
                                               Excess               Comprehen- Comprehen-
                                               of          Unearned    sive      sive
                                    Paid-in    Accumulated Compen-    Income    Income    Treasury
                          Shares     Capital   Earnings    sation     (Loss)    (Loss)      Shares      Total
                          ------     -------   --------    ---------  ------    ------     -------    --------
Balance at
 January 1, 1998        23,959,101   $490,820                                                         $490,820

Cash proceeds on
 issuance of shares,
 net                      384,708       6,191                                                            6,191

Shares issued in
 connection with
 services rendered
 and properties
 acquired                 999,593      20,744                                                           20,744

Dividends declared                               $(41,267)                                             (41,267)

Comprehensive income:
Net income                                         38,464            $38,464                            38,464
                                                                     -------

Other comprehensive
 income:
Change in unrealized
 appreciation
 (depreciation) of
 marketable securities                                                  (233)
Foreign currency
 translation
 adjustment                                                             (486)
                                                                      ------
                                                                        (719)   $(719)                    (719)
                                                                      ------
                                                                     $37,745
Balance at                                                           =======
                        ----------  ---------   --------                        -----                 --------
 December 31, 1998      25,343,402    517,755      (2,803)                       (719)                 514,233

Cash proceeds on
 issuance of shares,
 net                       34,272         652                                                              652

Shares issued in
 connection with
 services rendered
 and properties
 acquired                 455,929       7,723                                                            7,723

Dividends declared                                (42,796)                                             (42,796)

Repurchase of shares      (62,300)                                                         $(1,060)     (1,060)

Comprehensive income:
Net income                                         34,039            $34,039                            34,039
                                                                     -------

Other comprehensive
 income:
Change in unrealized
 appreciation
 (depreciation) of
 marketable securities                                                   497
Foreign currency
 translation
 adjustment                                                             (688)
                                                                      ------
                                                                        (191)   $(191)                    (191)
                                                                      ------
                                                                     $33,848
Balance at                                                           =======
                        ----------  ---------   ---------                        -----      ------     -------
 December 31, 1999      25,771,303    526,130     (11,560)                       (910)      (1,060)    512,600

                                 - continued -

                      W.P. CAREY & CO. LLC and SUBSIDIARIES

                   CONSOLIDATED STATEMENTS of MEMBERS' EQUITY
              For the years ended December 31, 2000, 1999 and 1998
                        In thousands except share amounts

                                                                                 Accumula-
                                               Dividends                           ted
                                               in                                 Other
                                               Excess                 Comprehen- Comprehen-
                                               of            Unearned    sive      sive
                                    Paid-in    Accumulated   Compen-    Income    Income    Treasury
                          Shares     Capital   Earnings      sation     (Loss)    (Loss)      Shares      Total
                          ------     -------   --------      ---------  ------    ------     -------    --------
Balance at
 December 31, 1999       25,771,303   526,130     (11,560)                           (910)     (1,060)    512,600
Shares issued in
 connection with
 services rendered and
 properties acquired        226,290     3,169                                                               3,169

Shares issued in
 connection with
 acquisition              8,104,673   124,630                                                             124,630

Shares and options
 issued under share
 incentive plans            347,100     6,311               $(6,311)                                            -

Forfeitures                  (8,050)     (160)                  160                                             -

Dividends declared                                (53,422)                                                (53,422)

Amortization of unearned
 compensation                                                   860                                           860

Repurchase of shares       (836,600)                                                          (14,271)    (14,271)

Cancellation of treasury
 shares                               (15,331)                                                 15,331           -

Comprehensive loss:
Net loss                                           (9,278)             $ (9,278)                          (9,278)
                                                                        -------
Other comprehensive income:
Change in unrealized
 depreciation of marketable
 securities                                                              (1,155)
Foreign currency
 translation adjustment                                                  (1,060)
                                                                         ------
                                                                         (2,215)   (2,215)                 (2,215)
                                                                         ------
                                                                       $(11,493)
Balance at                                                     -       =========
                         ----------- ----------  ----------  --------             --------  --------    ---------
 December 31, 2000        33,604,716   $644,749    $(74,260)  $(5,291)            $(3,125)      -         $562,073
                         =========== ==========  ==========  ========             =======   ========     ========


             The accompanying notes are an integral part of the consolidated financial statements.

                      W.P. CAREY & CO. LLC and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS of CASH FLOWS

(In thousands)                                                    For the years ended December 31,
                                                                  --------------------------------
                                                              2000             1999              1998
                                                              ----             ----              ----
Cash flows from operating activities:
   Net (loss) income                                           $(9,278)         $34,039       $38,464
   Adjustments to reconcile net (loss) income to net
     cash provided by operating activities:
     Depreciation and amortization                              21,309           11,192         8,406
     Amortization of deferred income                              (566)          (1,397)         (964)
     Extraordinary loss                                              -                -           621
     Loss (gain) on sales of real estate and securities,
       net                                                       2,752             (471)       (1,512)
     Minority interest in income                                 1,517            2,664         4,662
     Straight-line rent adjustments and other noncash
       rent adjustments                                         (1,831)          (1,646)       (2,642)
     Management income received in shares of affiliates         (2,747)               -             -
     Writedown of real estate and securities to
       estimated fair value                                     11,047            5,988         1,585
     Structuring fees receivable                                (6,351)               -             -
     Provision for uncollected rents                               743              328           682
     Costs paid by issuance of shares                            1,482            1,647           881
     Amortization of unearned compensation                         860                -             -
     Termination of management contract                         38,000                -             -
     Net changes in operating assets and liabilities,
       net of assets and liabilities acquired on
       acquisition                                               1,511           (4,142)        1,761
                                                               -------          -------       -------
       Net cash provided by operating activities                58,448           48,202        51,944
                                                               -------          -------       -------

Cash flows from investing activities:
   Purchases of real estate                                    (21,497)         (60,804)      (89,650)
   Additional capital expenditures                              (2,078)          (3,784)       (5,156)
   Payment of deferred acquisition fees                           (392)               -             -
   Proceeds from sales of real estate and securities            45,617            9,631        21,567
   Accrued disposition fees payable                                  -           (1,007)        1,007
   Purchases of mortgage receivable and marketable
     securities                                                      -           (3,676)          (56)
   Sale of mortgage receivable                                       -            3,676             -
   Distributions received from equity investments in
     excess of equity income                                     1,552              775           763
   Capital distribution from equity investment                  17,544                -             -
   Cash acquired on acquisition of business operations             212                -             -
                                                              --------         --------         ------
       Net cash provided by (used in) investing
       activities                                               40,958          (55,189)      (71,525)
                                                              --------          -------       -------
Cash flows from financing activities:
   Dividends paid                                              (49,957)         (42,525)      (30,820)
   Payment of accrued preferred distributions                        -                -        (4,422)
   Distributions paid to minority interest                      (1,321)          (2,344)       (2,499)
   Redemption of subsidiary partnership unitholders                  -                -        (8,789)
   Payments of mortgage principal                               (7,590)          (6,393)       (6,627)
   Proceeds from mortgages and notes payable                    64,397           74,251       157,823
   Prepayments of mortgages and notes payable                  (83,037)         (17,803)     (101,555)
   Prepayment charges paid                                           -                -          (700)
   Deferred financing costs                                          -           (1,744)       (1,963)
   Proceeds from issuance of shares                                  -              652         7,304
   Repurchase of shares                                        (13,944)            (627)
   Other                                                           (46)             (75)       (1,084)
                                                               -------          -------       -------
       Net cash (used in) provided by financing
           activities                                          (91,498)           3,392         6,668
                                                               -------          -------       -------
Effect of exchange rate changes on cash                            (40)             219           -
                                                               -------          -------        ------
       Net increase (decrease) in cash and cash
       equivalents                                               7,868           (3,376)      (12,913)
       Cash and cash equivalents, beginning of year              2,297            5,673        18,586
                                                               -------          -------       -------
         Cash and cash equivalents, end of year                $10,165          $ 2,297       $ 5,673
                                                               =======          =======       =======

                                   -continued-

             The accompanying notes are an integral part of the consolidated financial statements.

                      W.P. CAREY & CO. LLC and SUBSIDIARIES

Noncash operating, investing and financing activities:


A. The purchase of Carey Management consisted of the acquisition of certain assets and liabilities at fair value in exchange for the issuance of listed shares as follows:

         Intangible assets:
             Management contracts            $ 97,135
             Trade name                         4,700
             Workforce                          4,900
             Goodwill                          31,406
                                             --------
                                              138,141
         Liability for 500,000 shares
           to be issued, net                   (9,050)
         Other assets and
         liabilities, net                      (4,673)
         Listed shares issued                (124,630)
                                             --------
             Net cash acquired               $    212
                                             ========

B. The Company issued 181,644, 203,166 and 215,424 restricted shares valued at $2,424, $3,311 and $4,367 in 2000, 1999 and 1998, respectively, to certain directors, officers and affiliates in consideration of services rendered. In connection with the acquisition of Carey Management in 2000, restricted shares and stock options valued at $6,295 have been recorded as unearned compensation, of which $160 has subsequently been forfeited and $860 has been included in compensation expense.

C. In connection with the acquisition of real estate interests in 2000, 1999 and 1998, the Company issued shares valued at $778, $4,412 and $16,377, respectively. The Company also assumed mortgage obligations of $6,098 and $13,593 in 1999 and 1998, respectively.

D. In connection with the disposition of a property in Topeka, Kansas in 1999, the property was transferred to the purchaser in exchange for assumption of the mortgage obligation on the property and certain other assets and liabilities. The gain on sale was as follows:

         Land, buildings and personal
            property, net of accumulated
            depreciation                             $(7,654)
         Mortgage note payable                         8,107
         Other                                          (373)
                                                     -------
         Gain on sale                                $    80
                                                     =======


E. Deferred acquisition fees payable to an affiliate at December 31, 2000, 1999 and 1998 are $4,330, $3,945 and $3,137, respectively.

Supplemental Cash Flow Information:


                                      2000             1999             1998
                                      ----             ----             ----
         Cash paid for
            interest, net of
            amounts capitalized       $24,790          $20,055         $17,936
                                      =======          =======         =======

         Income taxes paid            $ 1,437          $   659         $   353
                                      =========        =======         =======

             The accompanying notes are an integral part of the consolidated financial statements.

                      W.P. CAREY & CO. LLC and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


(All amounts in thousands except share and per share amounts)

1.   Organization:

        W.P. Carey & Co. LLC (the "Company") (formerly known as Carey Diversified LLC) commenced operations on January 1, 1998, pursuant to a consolidation transaction, when the Company acquired the majority ownership interests in the nine Corporate Property Associates (CPA(R)) Partnerships. The former General Partner interests in the CPA(R) Partnerships were retained by two special limited partners, William Polk Carey, formerly the Individual General Partner of the nine CPA(R) Partnerships, and Carey Management LLC ("Carey Management"). Limited partners in the CPA(R) Partnerships who did not elect to receive shares in the Company retained direct ownership interests in the applicable CPA(R) Partnerships as subsidiary partnership unitholders. In July 1998, the Company redeemed all subsidiary partnership units for $8,377.

        The exchange of CPA(R) Partnership limited partner interests for interests in Carey Diversified was accounted for as a purchase with the limited partner interests recorded at the fair value of the shares exchanged. The excess of fair value over the related historical cost basis of $189,932 was allocated principally to real estate leased to others under operating leases, net investment in direct financing leases and equity investments. The exchange of the former General Partners' interests for shares was accounted for at their historical cost basis.

        On June 28, 2000 the Company acquired the net lease real estate management operations of Carey Management subsequent to receiving shareholder approval. The assets acquired include the Advisory Agreements with four affiliated publicly owned real estate investment trusts (the "CPA(R) REITs"), the Company's Management Agreement, the stock of an affiliated broker-dealer, investments in the common stock of the CPA(R) REITs, and certain office furniture, fixtures, equipment and employees required to carry on the business operations of Carey Management. The purchase price consisted of the initial issuance of 8,000,000 Listed Shares ("shares") with an additional 2,000,000 shares issuable over four years if specified performance criteria are achieved (of which 500,000 shares will be issued based on meeting performance criteria as of December 31, 2000 and valued at $9,050, based on the quoted price of the Company's shares at December 31, 2000). The initial 8,000,000 shares issued are restricted from resale for a period of up to three years. The total initial purchase price was approximately $131,300 including the issuance of 8,000,000 shares, transaction costs of $2,605, the acquisition of Carey Management's special limited partnership minority interests in the CPA(R) Partnerships and the value of restricted shares and options issued in respect of the interests of certain officers in a non-qualified deferred compensation plan of Carey Management. The Company has guaranteed loans of $7,995 to these officers in connection with their acquisition of equity interests in the Company.

        The acquisition of interests in Carey Management was accounted for as a purchase and is recorded at the fair value of the initial 8,000,000 shares issued and an additional 500,000 shares issuable based on meeting certain performance criteria as of December 31, 2000. For financial reporting purposes, the value of the 500,000 shares is recorded as additional purchase price. The fair value of the initial shares was based upon the average market price for a reasonable period before and after the date the terms of the acquisition were announced, including a discount to reflect the restrictions on their disposition. Any subsequent issuances based on performance criteria are valued based on the market price of the shares on the date when the performance criteria are achieved. The purchase price has been allocated to the assets and liabilities acquired based upon their fair market values. Intangible assets acquired, including the Advisory Agreements with the CPA(R) REITs, the Company's Management Agreement, the trade name, and workforce, were determined pursuant to an independent valuation. The value of the Advisory Agreements and the Management Agreement have been computed based on a discounted cash flow analysis of the projected fees. The excess of the purchase price over the fair values of the identified tangible and intangible assets, has been recorded as goodwill. The acquisition of the Company's Management Agreement has been accounted for as a contract termination and the fair value of the Agreement of $38,000 was expensed as of the date of the merger.

        Effective January 1, 2001, the Company has acquired all remaining minority interests in the CPA(R) Partnerships. An independent valuation is being completed which will determine the shares to be issued for the acquisition of the remaining minority interests. Concurrent with the purchase of the remaining interests in the CPA(R) Partnerships, certain CPA(R) Partnerships were merged so that as of January 1, 2001, the four remaining CPA(R) Partnerships will be wholly-owned subsidiaries. With the reduction in the number of Partnerships and the elimination of the minority interest owners in such Partnerships, the Company expects to achieve certain operating efficiencies.

                      W.P. CAREY & CO. LLC and SUBSIDIARIES
            NOTES to CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.   Summary of Significant Accounting Policies:


       Basis of Consolidation:


           The consolidated financial statements include the Company and its wholly-owned and majority-owned subsidiaries including the CPA(R) Partnerships. All material inter-entity transactions have been eliminated.

       Use of Estimates:

           The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the assessment of recoverability of real estate and intangible assets and goodwill. Actual results could differ from those estimates.

       Real Estate Leased to Others:

           Real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements.

           The Company diversifies its real estate investments among various corporate tenants engaged in different industries and by property type. No lessee currently represents 10% or more of total leasing revenues. The leases are accounted for under either the direct financing or operating methods. Such methods are described below (also see Notes 4 and 5):

                  Direct financing method - Leases accounted for under the direct financing method are recorded at their net investment (Note 5). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Company's net investment in the lease.

                  Operating method - Real estate is recorded at cost less accumulated depreciation, minimum rental revenue is recognized on a straight-line basis over the term of the related leases and expenses (including depreciation) are charged to operations as incurred.

           Substantially all of the Company's leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index or sales overrides.

           Certain of the Company's leases provide for additional rental revenue by way of percentage rents to be paid based upon the level of sales to be achieved by the lessee. These percentage rents are recorded once the required sales level is achieved and are included in the accompanying consolidated financial statements in rental income and interest income from direct financing leases.

       Operating Real Estate:

           Land and buildings and personal property are carried at cost less accumulated depreciation. Renewals and improvements are capitalized, while replacements, maintenance and repairs that do not improve or extend the lives of the respective assets are expensed currently.

       Real Estate Under Construction and Redevelopment:

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

                      W.P. CAREY & CO. LLC and SUBSIDIARIES
            NOTES to CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


       Equity Investments:

           The Company's interests in entities in which the Company's ownership is 50% or less and the Company exerts significant influence are accounted for under the equity method, i.e. at cost, increased or decreased by the Company's pro rata share of earnings or losses, less distributions.

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

       Intangible Assets:

           Goodwill represents the excess of the purchase price of the net lease real estate management operations over the fair value of net assets acquired. Other intangible assets represent cost allocated to trade names, advisory contracts with the CPA(R) REITs and the acquired workforce. Intangible assets are being amortized over their estimated useful lives which range from 2 1/2 to 16 1/2 years.

           Intangible assets as of December 31, 2000 is as follows:

                  Management contracts                 $ 59,135
                  Workforce                               4,900
                  Trade name                              4,700
                  Goodwill                               31,406
                                                       --------
                                                        100,141
                     Less accumulated
                     amortization                         5,958
                                                       --------
                                                       $ 94,183
                                                       ========

       Long-Lived Assets:

           When events or changes in circumstances indicate that the carrying amount may not be recoverable, the Company assesses the recoverability of its long-lived assets, including residual interests of real estate assets and investments, based on projections of undiscounted cash flows, without interest charges, over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value.

       Depreciation:

           Depreciation is computed using the straight-line method over the estimated useful lives of the properties (generally forty years) and for furniture, fixtures and equipment (generally up to seven years).

       Foreign Currency Translation:

           The Company consolidates its real estate investments in France. The functional currency for these investments is the French Franc. The translation from the French Franc to U. S. dollars is performed for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from such translation are reported as a component of other comprehensive income as part of members' equity.

                      W.P. CAREY & CO. LLC and SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

       Cash Equivalents:

           The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Company's cash and cash equivalents at December 31, 2000 and 1999 were held in the custody of four financial institutions and which balances, at times, exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.

       Other Assets and Liabilities:

           Included in other assets are accrued rents and interest receivable, deferred rent receivable, deferred charges and marketable securities. Included in other liabilities are accrued interest, accounts payable and accrued expenses and deferred income taxes. Deferred charges include costs incurred in connection with debt financing and refinancing and are amortized over the terms of the related debt obligations. Deferred rent receivable is the aggregate difference for operating method leases between scheduled rents which vary during the lease term and rent recognized on a straight-line basis. Also included in deferred rent receivable are lease restructuring fees received which are recognized over the remainder of the initial lease terms.

           Marketable securities are classified as available-for-sale securities and reported at fair value with the Company's interest in unrealized gains and losses on these securities reported as a component of other comprehensive income until realized. Such marketable securities had a cost basis of $1,362 and $2,065 and reflected a fair value of $470 and $2,329 at December 31, 2000 and 1999, respectively.

       Due to Affiliates:

           Included in due to affiliates are deferred acquisition fees which are payable for services provided by Carey Management prior to the termination of the Management Contract, relating to the identification, evaluation, negotiation, financing and purchase of properties and additional shares for meeting performance criteria related to the acquisition of the net lease real estate management operations. The fees are payable in eight annual installments each January 1 following the first anniversary of the date a property was purchased, with each installment equal to .25% of the purchase price of the property.

       Revenue Recognition:

           In connection with the acquisition of Carey Management described in
           Note 1, the Company earns transaction and asset-based fees. Structuring and financing fees are earned for investment banking services provided in connection with the analysis, negotiation and structuring of transactions, including acquisitions and the placement of mortgage financing obtained by the CPA(R) REITs. Asset-based fees consist of property management, leasing and advisory fees and reimbursement of certain expenses in accordance with the separate management agreements with each CPA(R) REIT for administrative services provided for operation of such CPA(R) REIT. Receipt of the incentive fee portion of the management fee, however, is subordinated to the achievement of specified cumulative return requirements by the shareholders of the CPA(R) REITs. The incentive portion of management fees may be collected in cash or shares of the CPA(R) REIT at the option of the Company. During 2000, the Company elected to receive its earned incentive fees in CPA(R) REIT shares.

           All fees are recognized as earned. Transaction fees are earned upon the consummation of a transaction and management fees are earned when services are performed. Fees subject to subordination are recognized only when the contingencies affecting the payment of such fees are resolved, that is, when the performance criterion or criteria of the CPA(R) REIT is achieved.

           The Company also receives reimbursement of certain marketing costs in connection with the sponsorship of a CPA(R) REIT that is conducting a "best efforts" public offering. Reimbursement income is recorded as the expenses are incurred (see Note 3).

                      W.P. CAREY & CO. LLC and SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


       Income Taxes:

           The Company is a limited liability company and has elected partnership status for federal income tax purposes. The Company is not liable for Federal income taxes as each member recognizes his or her proportionate share of income or loss in his or her tax return. Certain wholly-owned subsidiaries are not eligible for partnership status and, accordingly, all tax liabilities incurred by these subsidiaries do not pass through to the members. Accordingly, the provision for Federal income taxes is based on the results of those consolidated subsidiaries that do not pass through any share of income or loss to members. The Company is subject to certain state and local taxes.

           Deferred income taxes are provided for based on earnings reported. The provision for income taxes differs from the amounts currently payable because of temporary differences in the recognition of certain income and expense items for financial reporting and tax reporting purposes.

           Income taxes are computed under the asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial bases of assets and liabilities (see Note 17)

       Earnings Per Share:

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

           Basic and diluted earnings (loss) per share were calculated as follows:

                                                                                Basic and
                                                                            Diluted Weighted     Per
                                                               Net (Loss)        Shares         Share
                                                                 Income       Outstanding      Amount
                                                               ----------   ----------------   -------
            Year Ended December 31, 2000
            ----------------------------
            Basic and diluted net loss                            $(9,278)        29,652,698     $(.31)
                                                                  =======                        =====

            Year Ended December 31, 1999
            ----------------------------
            Basic and diluted net income                          $34,039         25,596,793     $1.33
                                                                  =======                        =====

            Year Ended December 31, 1998
            ----------------------------
            Basic earnings before extraordinary item              $39,085         24,866,225     $1.57
            Extraordinary item                                       (621)                        (.02)
                                                                  -------                        -----
            Basic net income                                      $38,464         24,866,225     $1.55
                                                                  =======                        =====

            Effect of dilutive securities - options for
               shares                                                                  3,345
                                                                                  ----------
            Diluted earnings before extraordinary item            $39,085         24,869,570     $1.57
            Extraordinary item                                       (621)                        (.02)
                                                                  -------                        -----
            Diluted net income                                    $38,464         24,869,570     $1.55
                                                                  =======         ==========     =====

           For the years ended 2000 and 1999, 4,143,254 and 3,199,280 share options, respectively, were not reflected because such options were anti-dilutive, either because of the exercise price of the options or because the Company incurred a net loss.

           The Company repurchased 836,600 of its shares outstanding during 2000 in connection with an announcement in December 1999 that it would purchase up to 1,000,000 shares.

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

                      W.P. CAREY & CO. LLC and SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

           The Company has granted restricted shares and stock options to substantially all employees. Shares were awarded in the name of the employee, who has all the rights of a shareholder, subject to certain restrictions of transferability and a risk of forfeiture. The forfeiture provisions on the awards expire annually, over periods of four and three years for the shares and stock options, respectively. Shares and stock options subject to forfeiture provisions have been recorded as unearned compensation and are presented as a separate component of members' equity. Compensation cost for stock options and restricted stock, if any, is recognized ratably over the vesting period of three and four years, respectively. Compensation cost for share plans was $860 in 2000. No compensation cost was recognized in 1999 and 1998 in connection with the Company's share plans. The Company provides additional pro forma disclosures as required (see
           Note 15).

           All transactions with non-employees in which the Company issues stock as consideration for services received are accounted for based on the fair value of the stock issued or services received, whichever is more reliably determinable.

       Reclassification:


           Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

3.     Transactions with Related Parties:


           For the years ended 2000, 1999 and 1998, the Company incurred combined management and performance fees of $1,924, $3,025 and $2,201, respectively, and general and administrative costs of $861, $1,457, and $1,540, respectively.

           As described in Note 1, the Company's Management Agreement with Carey Management was cancelled effective with the acquisition of the business operations of Carey Management. The Company is now internally managed and, as a result of the cancellation of the Management Agreement and acquisition of Carey Management's workforce as of the date of the acquisition, no longer incurs management and performance fees nor reimburses a manager for general and administrative reimbursements, primarily consisting of the manager's cost of providing administration to the operation of the Company.

           As a result of acquiring the Advisory Agreements with the CPA(R) REITs, the Company has engaged in a new business segment, advisory operations, and earns fees as the Advisor to the four affiliated CPA(R) REITs as described in Note 2.

           Under the Advisory Agreements with the CPA(R) REITs, the Company performs various services, including but not limited to the day-to-day management of the CPA(R) REITs and transaction-related services. In addition, the Company's broker-dealer subsidiary earns fees in connection with the on-going "best efforts" public offering of CPA(R):14. The Company earns an asset management fee of 1/2 of 1% per annum of Average Invested Assets, as defined in the Agreements, for each CPA(R) REIT and, based upon certain performance criteria for each REIT, may be entitled to receive performance fees, calculated on the same basis as the asset management fee, and is reimbursed for certain costs, primarily the cost of personnel. For the year ended December 31, 2000, asset-based fees and reimbursements earned were $10,377.

           In connection with structuring and negotiating acquisitions and related mortgage financing for the CPA(R) REITs, the Advisory Agreements provide for transaction fees based on the cost of the properties acquired. A portion of the fees are payable in equal annual installments over no less than eight years, subject to certain limitations. Such unpaid amounts bear interest at annual rates ranging from 6% to 7%. The Company may also earn fees related to the disposition of properties, subject to subordination provisions and will only be recognized as such subordination provisions are achieved. For the year ended December 31, 2000, the Company earned transaction fees of $14,894.

           In connection with the acquisition of the CPA(R) Partnerships described in Note 1, the former Corporate General Partners of eight of the CPA(R) Partnerships satisfied provisions for receiving a subordinated preferred return from the Partnerships totaling $4,422 based upon the cumulative proceeds from the sale of the assets of each Partnership from inception through the date of the consolidation. Payment was based on achieving a specified

                      W.P. CAREY & CO. LLC and SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



           cumulative return to limited partners. For the partnership that has not yet achieved the specified cumulative return, its subordinated preferred return of $1,423 is included in due to affiliates, and will be paid if the Company achieves a closing price equal to or in excess of $23.11 for five consecutive trading days.

           Prior to the termination of the Management Agreement, Carey Management performed certain services for the Company and earned transaction fees in connection with the purchase and disposition of properties. Transaction fees paid to Carey Management and affiliates were $1,832 and $4,510 in 1999 and 1998, respectively. The Company is also obligated to pay deferred acquisition fees in equal annual installments over a period of no less than eight years. As of December 31, 2000 and 1999, unpaid deferred acquisition fees were $3,802 and $3,945, respectively, and bear interest at an annual rate of 6%. An installment of $392 was paid in January 2000.

           The Company is a participant in an agreement with certain affiliates for the purpose of leasing office space used for the administration of the Company and other affiliated real estate entities and sharing the associated costs. Pursuant to the terms of the agreement, the Company's share of rental, occupancy and leasehold improvement costs is based on gross revenues. Expenses incurred were $348, $545, and $558 in 2000, 1999 and 1998, respectively.

           An independent director of the Company has an ownership interest in companies that own the minority interest in the Company's French majority-owned subsidiaries. The director's ownership interest is subject to the same terms as all other ownership interests in the subsidiary companies. An officer of the Company is the sole shareholder of Livho, Inc., a lessee of the Company (see Note 8).

4.     Real Estate Leased to Others Accounted for Under the Operating Method:

           Real estate leased to others, at cost, and accounted for under the operating method is summarized as follows:

                                                          December 31,
                                                          ------------
                                                     2000               1999
                                                     ----               ----
                  Land                              $ 86,134          $ 91,447
                  Buildings and improvements         352,031           350,429
                                                    --------          --------
                                                     438,165           441,876
                  Less: Accumulated depreciation      24,159            16,455
                                                    --------          --------
                                                    $414,006          $425,421
                                                    ========          ========


           The scheduled future minimum rents, exclusive of renewals, under noncancellable operating leases amount to $45,214 in 2001, $43,909 in 2002, $39,909 in 2003, $36,189 in 2004, $33,136 in 2005, and
           aggregate $335,527 through 2019.

           Contingent rentals were $621, $563 and $614 in 2000, 1999 and 1998 respectively.

5.     Net Investment in Direct Financing Leases:


           Net investment in direct financing leases is summarized as follows:

                                                          December 31,
                                                          ------------
                                                     2000               1999
                                                     ----               ----
                  Minimum lease payments
                     receivable                     $348,316          $365,558
                  Unguaranteed residual value        284,843           293,550
                                                    --------          --------
                                                     633,159           659,108
                  Less: Unearned income              345,283           363,552
                                                    --------          --------
                                                    $287,876          $295,556
                                                    ========          ========

            The scheduled future minimum rents, exclusive of renewals, under noncancellable direct financing leases amount to $30,679 in 2001, $30,154 in 2002, $30,168 in 2003, $30,157 in 2004, $30,240 in 2005,
           and aggregate $348,316 through 2018.

           Contingent rentals were approximately $1,491, $995 and $320 in 2000, 1999 and 1998, respectively.

                    W.P. CAREY & CO. LLC and SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



6.     Mortgage Notes Payable and Notes Payable:


           Mortgage notes payable, substantially all of which are limited recourse obligations, are collateralized by the assignment of various leases and by real property with a carrying value of approximately $325,066. As of December 31, 2000, mortgage notes payable have interest rates varying from 4.56% to 9.82% per annum and mature from 2001 to 2015. Certain of the mortgage notes payable are prepayable, subject to prepayment charges.

           Scheduled principal payments for the mortgage notes during each of the next five years following December 31, 2000 and thereafter are as follows:

              Year Ending December 31,
              ------------------------
                  2001                            $ 22,719
                  2002                              12,345
                  2003                              10,708
                  2004                              27,659
                  2005                               8,627
                  Thereafter                       114,036
                                                  --------
                    Total                         $196,094
                                                  ========



           The Company has a line of credit of $185,000 pursuant to a revolving credit agreement with The Chase Manhattan Bank in which nine lenders participate. The revolving credit agreement had an initial term of three years through March 20, 2001 and has been extended for an additional three years through March 2004. As of December 31, 2000, the Company had $94,000 drawn from the line of credit. Additional advances of $16,000 have been drawn from the line of credit since December 31, 2000.

           Advances, which are prepayable at any time, bear interest at an annual rate of either (i) the one, two, three or six-month LIBOR, as defined, plus a spread which ranges from 0.6% to 1.45% depending on leverage or corporate credit rating or (ii) the greater of the bank's Prime Rate and the Federal Funds Effective Rate, plus .50%, plus a spread of up to .125% depending upon the Company's leverage. At December 31, 2000 and 1999, the average interest rate on advances on the line of credit was 7.86% and 7.8%, respectively. In addition, the Company will pay a fee (a) ranging between 0.15% and 0.20% per annum of the unused portion of the credit facility, depending on the Company's leverage, if no minimum credit rating for the Company is in effect or (b) equal to .15% of the total commitment amount, if the Company has obtained a certain minimum credit rating.

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

7.  Dividends Payable:

           The Company declared a quarterly dividend of $.4225 per share on December 22, 2000 payable to shareholders of record as of December 29, 2000. The dividend was paid in January 2001.

                      W.P. CAREY & CO. LLC and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


8.  Lease Revenues:

        For the years ended December 31, 2000, 1999 and 1998, the Company earned its net leasing revenues (i.e., rental income and interest income from direct financing leases) from over 75 lessees. A summary of net leasing revenues including all current lease obligors with more than $1,000 in annual revenues is as follows:

                                                         Years Ended December 31,
                                                         ------------------------
                                          2000        %         1999         %       1998        %
                                          ----        -         ----         -       ----        -

 Federal Express Corporation             $ 5,659      7%      $   247        -      $   254      -
 Dr Pepper Bottling Company of Texas       4,283      5         4,123        5%       3,998      5%
 Gibson Greetings, Inc.                    4,046      5         3,954        5        3,870      5
 Detroit Diesel Corporation                3,795      4         3,658        5        3,658      5
 Sybron International Corporation          3,627      4         3,627        4        3,311      4
 Livho, Inc.                               3,226      4         3,226        4        2,958      4
 Orbital Sciences Corporation              2,655      3         2,311        3        2,154      3
 Quebecor Printing, Inc.                   2,586      3         2,552        3        2,523      3
 America West Holdings Corp                2,539      3         1,839        2            -      -
 Thermadyne Holdings Corp                  2,477      3         2,243        3        2,234      3
 Furon Company                             2,415      3         2,415        3        2,415      3
 AutoZone, Inc.                            2,378      3         2,331        3        2,469      3
 The Gap, Inc.                             2,205      3         2,205        3        2,199      3
 Lockheed Martin Corporation               2,056      2         2,740        3        1,621      2
 Unisource Worldwide, Inc.                 1,725      2         1,726        2        1,714      2
 Bell South Telecommunications, Inc.       1,711      2           175        -            -      -
 AP Parts International, Inc.              1,617      2         1,617        2        1,783      2
 CSS Industries, Inc.                      1,598      2         1,588        2        1,580      2
 Brodart, Co.                              1,519      2         1,519        2        1,432      2
 Red Bank Distribution, Inc.               1,475      2         1,401        2        1,401      2
 Peerless Chain Company                    1,463      2         1,463        2        1,463      2
 United States Postal Service              1,425      2         1,396        2        1,090      1
 High Voltage Engineering Corp.            1,329      2         1,329        2        1,187      2
 Eagle Hardware & Garden, Inc.             1,288      2         1,387        2            -      -
 Duff-Norton Company, Inc.                 1,164      1         1,164        1        1,164      2
 Sprint Spectrum, Inc.                     1,154      1         1,154        1            -      -
 Cendant Operations, Inc.                  1,075      1           634        -            -      -
 Other                                    23,168     25        26,537       34       30,822     40
                                         -------    ---       -------     ----      -------   ----
                                         $85,658    100%      $80,561      100%     $77,300    100%
                                         =======    ===       =======      ===      =======    ===

                     WP CAREY & CO. LLC and SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


9.  Gains and Losses on Sale of Real Estate and Securities:

       Significant sales of properties are summarized as follows:

            2000

            In 1998, the Company acquired land in Colliersville, Tennessee and entered into a build-to-suit commitment to construct four office buildings to be occupied by Federal Express Corporation ("Federal Express") at a cost of up to $77,000. In February 2000, a net lease with Federal Express with an initial lease term of 20 years commenced at an annual rent of $6,360. In order to mitigate the concentration of risk in a single lease, the Company agreed to sell a 60% majority interest in the subsidiary that owns the Federal Express property to an affiliate, Corporate Property Associates 14 Incorporated ("CPA(R):14"), at a purchase price based on an independent appraisal. Based on such independent appraisal, the Company received $42,287 and recognized a loss of $2,262 in connection with the sale.

            During 2000, the Company sold ten properties formerly leased to The Kobacker Stores, Inc. and a property formerly leased to AutoZone, Inc. located in Pensacola, Florida. In connection with the sales, the Company received $2,672, net of costs, and incurred combined losses on the sales of $755. The Company also sold two properties, located in Silver City, New Mexico and Carthage, New York, for $700, and recognized a net loss of $20.

            The Company recognized a gain of $257 on the sale of its 18,540 shares of common stock of Titan Corporation. The Company had previously exercised warrants that were granted in connection with structuring its net lease with Titan Corporation in 1991.

            1999

            On September 30, 1999, the Company sold its property in Topeka, Kansas, leased to Hotel Corporation of America ("Hotel Corp.") for $8,107 pursuant to Hotel Corp.'s exercise of its purchase option. In connection with the sale, the Company realized a $80 gain.

            In December 1996, KSG, Inc. ("KSG") notified the Company that it was exercising its option to purchase the property it leases in Hazelwood, Missouri. In January 1999, the Company and KSG entered into an agreement to establish a minimum and maximum exercise price of $9,000 and $11,500 and agreed to defer the exercise price determination until a dispute regarding an interpretation of the purchase option provisions of the lease was resolved. The court ruled in favor of the Company in 1999, and the Company sold the property to KSG for $11,000 plus an allowance of $100 for legal costs. In connection with the sale, the Company realized a $391 gain.

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

                     WP CAREY & CO. LLC and SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

11.  Impairment of Real Estate and Securities:

       Significant writedowns of properties and securities to estimated fair value based on assessment of recoverability are summarized as follows:

            2000

            The Company incurred impairment losses of $11,047 in 2000 in connection with the writedown of real estate interests and other long-lived assets to estimated fair value based on the following circumstances:

            The Company owns a property in Garland, Texas leased to Varo, Inc. ("Varo"). Although the lease ends in October 2002 and Varo continues to meet its lease obligations, the property is vacant. As a result, the Company is actively remarketing the property. The property has been written down to its estimated fair value and a writedown of $2,238 has been recognized.

            The Company owns a property in Traveler's Rest, South Carolina formerly leased to Swiss-M-Tex L.P. ("M-Tex"). Based on M-Tex's weak financial condition and its inability to meet its lease obligations, the lease was terminated in 2000. The property has been written down to its estimated fair value and a writedown of $2,657 has been recognized.

            DeVlieg Bullard, Inc., the former lessee of properties in Frankenmuth, Michigan and McMinnville, Tennessee disaffirmed its master lease for the two properties in connection with its petition of voluntary bankruptcy. The two properties are currently occupied under short-term license agreements and the Company expects to enter into leases with the current occupants. The McMinnville property has been written down to its estimated fair value and a writedown of $2,677 has been recognized.

            The Company owns a property in Burnsville, Minnesota leased to General Cinema Corporation ("General Cinema"). During 2000, General Cinema filed a petition of voluntary bankruptcy. Because General Cinema had vacated the property prior to the filing of its petition, the Company anticipates that the lease will be disaffirmed. Accordingly, the property has been written down to its estimated fair value and a writedown of $1,500 has been recognized. The lease obligations of General Cinema are guaranteed by Harcourt General, Inc.

            The Company also recognized writedowns of $1,514 on its assessments of the recoverability of a redeemable preferred limited partnership interest that was acquired in connection with the sale of a property in 1995 and debentures received in connection with a bankruptcy settlement with a former lessee and $461 in connection with other properties held for sale.

            1999

            The Company owned a property in Carthage, New York which was leased to Sunds Defibrator, Inc. ("Sunds"). During 1999, the Company accepted offers to sell the property for $300 and to receive a lease termination payment of $500, payable at the time of sale. In connection with the proposed sale, the Company recognized a noncash charge of $1,000 on the writedown of the property to the anticipated sales price. Annual rent for the property was $144. The initial term of the Sunds lease was scheduled to expire in 2005. The property was subsequently sold in 2000.

            As described in Note 12, the Company recognized a noncash charge of $4,830 on the writedown of the Company's equity interest in Meristar Hospitality Corporation.

            1998

            The Company owns a property in Urbana, Illinois leased to Motorola, Inc. ("Motorola"). During 1998, Motorola notified the Company of its intention to exercise its option to purchase the property. Based on the appraisal prepared for the Company and the expectation that the appraisal would be the basis for the exercise price, the Company recognized a writedown of $1,575 to an amount representing the fair value of the property, less costs to sell. An additional writedown of $158 was recognized in 1999. The purchase option was not exercised.

                     WP CAREY & CO. LLC and SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

       The carrying value of the equity interest in the Meristar operating partnership was $18,889 and $18,725 as of December 31, 2000 and 1999, respectively. Because of a continued weakness in the public market's valuation of equity securities of real estate investment companies including Meristar, Management concluded that the underlying value of its investment in operating partnership units was impaired. Accordingly, the Company wrote down its equity investment by $4,830 in 1999. The carrying value of the investment in Meristar subsequent to the writedown approximated the Company's pro rata ownership of Meristar at Meristar's reported net asset value. As of December 31, 2000, Meristar's quoted per share market value was $19.69 resulting in an aggregate value of approximately $15,364 if converted.

       The audited consolidated financial statements of Meristar filed with the United States Securities and Exchange Commission ("SEC") reported total assets of $3,013,008 and $3,094,201 and shareholders' equity of $1,134,555 and $1,183,896 as of December 31, 2000 and 1999, respectively, and revenues of $400,778, $374,904 and $525,297 and net income of $105,861, $98,964 and $43,707 for the years ended December 31, 2000, 1999 and 1998, respectively.

       The Company owns equity interests as a limited partner in two limited partnerships that each own real estate net leased to a single tenant. Corporate Property Associates 10 Incorporated owns the remaining controlling interests as a general partner in each partnership. The Company also owns equity interests in two limited liability companies that each own real estate net leased to a single tenant with CPA(R):14. Effective as of June 29, 2000, the Company acquired 20,000 shares of common stock in the four CPA(R) REITs with which it has advisory agreements. Since June 29, 2000, the Company has acquired an additional 105,691 and 132,066 shares, respectively, of Carey Institutional Properties Incorporated and Corporate Property Associates 12 Incorporated, both CPA(R) REITs, in connection with earning incentive fees (see Note 3). The interests in the CPA(R) REITs are accounted for under the equity method due to the Company's ability to exercise significant influence as the Advisor to the REITs. The Company's ownership interests in each of the CPA(R) REITs represent less than 1% of the outstanding shares of each CPA(R) REIT. The audited consolidated financial statements of the CPA(R) REITs are filed with the SEC. Combined financial information of the affiliated equity investees is summarized as follows:

                                                           December 31,
                                                           ------------
                                                      2000              1999
                                                      ----              ----
                             Assets                 $1,745,901         $81,054
                             Liabilities               789,984          51,211
                                                    ----------         -------
                             Capital                $  955,917         $29,843
                                                    ==========         =======


                                                      Year Ended December 31,
                                                      -----------------------
                                                2000             1999           1998
                                                ----             ----           ----
                       Revenue(1)              $173,006          $8,465         $6,990
                       Expenses                 100,006           5,603          4,536
                                               --------          ------         ------
                       Net income              $ 73,000          $2,862         $2,454
                                               ========          ======         ======


(1). Includes the net effect of minority interests in income, income from equity investments and gains (losses) on the sale of real estate and securities.

13.  Disclosures About Fair Value of Financial Instruments:

       The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

       The Company estimates that the fair value of mortgage notes payable and other notes payable was $294,278 and $313,747 at December 31, 2000 and 1999, respectively (see Note 6). The fair value of fixed rate debt instruments was evaluated using a discounted cash flow model with discount rates that take into account the credit of the tenants and interest rate risk. The fair value of the note payable from the line of credit approximates the carrying value as it is a variable rate obligation with an interest rate that resets to market rates.

14.  Selected Quarterly Financial Data (unaudited):

                                                         Three Months Ended
                                                         ------------------
                                  March 31, 2000  June 30, 2000  September 30, 2000  December 31, 2000
                                  --------------  -------------  ------------------  -----------------

     Revenues                          $23,276        $26,611           $33,929             $36,435

     Expenses                           13,659         54,744            22,114              33,461

     Net income (loss)                   9,625        (30,041)           11,375                (237)

     Net income (loss) per
        share - basic and
         diluted                           .38         (1.18)               .34                (.01)

     Dividends declared per
        share                            .4225         .4225              .4225               .4225

                                                         Three Months Ended
                                                         ------------------
                                  March 31, 1999  June 30, 1999  September 30, 1999  December 31, 1999
                                  --------------  -------------  ------------------  -----------------

     Revenues                          $21,114        $21,877         $23,731             $21,784

     Expenses                           11,084         11,687          13,872              17,478

     Income before
        extraordinary items              9,866          9,620           9,470               5,122

     Net income                          9,827          9,620           9,470               5,122

     Net income per share -
        basic and diluted                  .39            .38             .37                 .20

     Dividends declared per
        share                            .4175          .4175           .4175               .4175

15.  Stock Options and Warrants:

       In January 1998, an affiliate was granted warrants to purchase 2,284,800 shares exercisable at $21 per share and 725,930 shares exercisable at $23 per share as compensation for investment banking services in connection with structuring the consolidation on the CPA(R) Partnerships. The warrants are exercisable until January 2009.

       The Company maintains stock option incentive plans pursuant to which share options may be issued. The 1997 Share Incentive Plan (the "Incentive Plan"), as amended, authorizes the issuance of up to 2,600,000 shares. The Company Non-Employee Directors' Plan (the "Directors' Plan") authorizes the issuance of up to 300,000 shares.

       The Incentive Plan provides for the grant of (i) share options which may or may not qualify as incentive stock options, (ii) performance shares,
       (iii) dividend equivalent rights and (iv) restricted shares. In 2000, 922,152 share options were granted at exercise prices ranging from $7.69 to $16.50 per share. In 1999, share options for 38,500 shares were granted at an exercise price of $19.69 per share. In 1998, share options for 113,500 shares were granted at an exercise price of $20 per share. The options granted under the Incentive Plan have a 10-year term and are exercisable for one-third of the granted options on the first, second and third anniversaries of the

                     WP CAREY & CO. LLC and SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



       date of grant. The vesting of grants, however, may be accelerated upon a change in control of the Company and under certain other conditions.

       The Directors' Plan provides for the same terms as the Incentive Plan. Share options for 21,822, 12,704 and 23,846 shares were granted at exercise prices ranging from $16.38 to $20 per share in 2000, 1999 and 1998, respectively.

       Share option and warrant activity is as follows:

                                                                     Weighted Average
                                                                      Exercise Price
                                                 Number of Shares        Per Share
                                                 ----------------        ---------

               Balance at January 1, 1998                     -              -
               Granted                                3,148,076            $21.42
               Exercised                                      -              -
               Forfeited                                      -              -
                                                    -----------
               Balance at December 31, 1998           3,148,076            $21.42
               Granted                                   51,204            $19.31
               Exercised                                      -              -
               Forfeited                                      -
                                                    -----------
               Balance at December 31, 1999           3,199,280            $21.38
               Granted                                  943,974            $13.24
               Exercised                                      -              -
               Forfeited                                (29,000)           $16.25
                                                    -----------
               Balance at December 31, 2000           4,114,254            $19.57
                                                    ===========

       At December 31, 2000, 1999 and 1998, the range of exercise prices and weighted-average remaining contractual life of outstanding share options and warrants was $7.69 to $23 and 8.32 years, $17.25 to $23.00 and nine years, and $20 to $23 and ten years, respectively.

       The per share weighted average fair value of share options and warrants issued during 2000 were estimated to be $3.80 using a Black-Scholes option pricing formula. The more significant assumptions underlying the determination of the weighted average fair value include a risk-free interest rate of 6.8%, a volatility factor of 22.53%, a dividend yield of 8.44% and an expected life of ten years.

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

       The Company has elected to adopt the disclosure only provisions of SFAS No. 123. If stock based compensation cost had been recognized based upon fair value at the date of grant for options awarded under the two plans in accordance with the provisions of SFAS No. 123, pro forma net (loss) income for 2000, 1999 and 1998 would have been $(12,770), $33,964 and
       $38,299, respectively, and pro forma basic and diluted earnings (loss) per share would have been $(.45) for 2000, unchanged for 1999 and $1.54 for 1998.

                     WP CAREY & CO. LLC and SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


16.  Segment Reporting:

       The Company has determined that it operates in two business segments, management services and real estate operations with domestic and international investments. The two segments are summarized as follows:

                                           Management     Real Estate      Other(3)    Total Company
                                           ----------     -----------      -----       -------------
       Revenues:
           2000                               $25,271        $88,736         $6,244        $120,251
           1999                                     -         82,731          5,775          88,506
           1998                                     -         79,041          6,289          85,330

       Operating, interest and tax
           expenses(1,2) (excluding
           depreciation and
           amortization):
           2000                                12,259         51,568          5,006          68,833
           1999                                     -         38,306          4,662          42,968
           1998                                     -         31,570          4,956          36,526

       Income from equity investments:
           2000                                    69          2,813              -           2,882
           1999                                     -          1,886              -           1,886
           1998                                     -          1,837              -           1,837

       Net operating income (4):
           2000                                 7,123         23,113          1,238          31,474
           1999                                     -         32,522          1,046          33,568
           1998                                     -         36,320          1,253          37,573

       Total assets:
           2000                               111,375        784,628          8,239         904,242
           1999                                     -        848,526          7,733         856,259

       Total long-lived assets:
           2000                               105,504        761,028          7,136         873,668
           1999                                     -        825,411          6,753         832,164

       (1) Excludes the writeoff of an acquired management contract of $38,000 in 2000.

       (2)     Excludes amortization of intangibles and goodwill of $5,958 in
               2000

       (3)     Primarily consists of the Company's hotel operations

       (4) Net operating income excludes gains and losses on sales, extraordinary items and the writeoff of an acquired management contract.

       The Company acquired its first international real estate investment in 1998. For 2000, geographic information for the real estate operations segment is as follows:

                                                                                Total Real
                                                  Domestic     International       Estate
                                                  --------     -------------    ----------
          Revenues                                $ 86,312         $ 2,424        $ 88,736
          Operating, interest and tax
             expenses(1,2,3)                        48,670           2,898          51,568
          Income from equity investments             2,813               -           2,813
          Net operating income(4)                   23,587            (474)         23,113
          Total assets                             752,126          32,502         784,628
          Total long-lived assets                  731,225          29,803         761,028

       For 1999, geographic information is as follows:

                                                                                Total Real
                                                  Domestic     International       Estate
                                                  --------     -------------    ----------
          Revenues                                $ 80,683         $ 2,048        $ 82,731
          Operating, interest and tax
             expenses(1,2,3)                        37,227           1,079          38,306
          Income from equity investments             1,886               -           1,886
          Net operating income(4)                   31,667             855          32,522
          Total assets                             826,312          22,214         848,526
          Total long-lived assets                  803,649          21,762         825,411

                     WP CAREY & CO. LLC and SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


      For 1998, geographic information is as follows:

                                                                                Total Real
                                                  Domestic     International       Estate
                                                  --------     -------------    ----------
          Revenues                                 $ 78,214        $   827        $ 79,041
          Operating, interest and tax
             expenses(1,2,3)                         31,026            544          31,570
          Income from equity investments              1,837              -           1,837
          Net operating income(4)                    36,224             96          36,320

       (1) Excludes the writeoff of an acquired management contract of $38,000 in 2000.

       (2)     Excludes amortization of intangibles and goodwill of $5,958 in
               2000

       (3)     Excludes depreciation and amortization

       (4) Net (loss) income excluding gains and loss, extraordinary items and the writeoff of an acquired management contract.

17.  Income Taxes:

       The components of the Company's provision for income taxes for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                 2000           1999             1998
                                                 ----           ----             ----

                   Federal:
                      Current                   $  569
                      Deferred                     848
                                                ------
                                                 1,417
                   State and local:
                      Current                    2,176         $  752          $  419
                      Deferred                     571            -               -
                                                ------         ------          ------
                                                 2,747            752             419
                                                ------

                         Total provision        $4,164         $  752          $  419
                                                ======         ======          ======

       Deferred income taxes as of December 31, 2000 consist of the following:

                                                               2000
                                                              -----

                   Deferred tax assets:
                      Unearned compensation                   $  634
                      Corporate fixed assets                     142
                                                              ------
                                                                 776
                   Deferred tax liabilities:
                      Receivables from affiliates              2,112
                                                              ------

                         Net deferred tax liability           $1,336
                                                              ======

       No deferred income taxes were recognized in 1999 and 1998.

                     WP CAREY & CO. LLC and SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



       The difference between the tax provision and the tax benefit recorded at the statutory rate at December 31, 2000 is as follows:

                   Federal benefit at  statutory tax rate            $ (1,739)
                   State and local taxes, net of federal
                      benefit                                           2,629
                   Writeoff of management contract                     12,920
                   Amortization of intangible assets                    1,706
                   Income from entities not subject to federal
                      taxation                                        (11,240)
                   Other                                                 (112)
                                                                     --------
                   Tax provision                                     $  4,164
                                                                     ========

18.  Employee Benefit Plans:

       The Company sponsors a qualified profit-sharing plan and trust covering substantially all of its full-time employees who have attained age twenty-one, worked a minimum of 1,000 hours and completed one year of service. The Company is under no obligation to contribute to the plan and the amount of any contribution is determined by and at the discretion of the Board of Directors. The Board of Directors can authorize contributions to a maximum of 15% of an eligible participant's total compensation, limited to $25.5 annually per participant. For the year ended December 31, 2000, amounts expensed by the Company for contributions to the trust were $627. Annual contributions represent an amount equivalent to 15% of each eligible participant's total eligible compensation for that period.

19.  Pro Forma Financial Information (unaudited):

       The following consolidated pro forma financial information has been presented as if the merger of Carey Management into the Company had occurred on January 1, 1999 for the years ended December 31, 2000 and 1999. In Management's opinion, all adjustments necessary to reflect the merger and the related issuance of common stock of the Company have been made. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.

                                                            Years ended December 31,
                                                            ------------------------
                                                              2000           1999
                                                              ----           ----

             Pro forma total revenues                       $133,666       $129,255
             Pro forma net income                             29,215         48,781

             Pro forma basic and diluted earnings per
                share                                          $0.86          $1.43


       The pro forma net income and earnings per share figures presented above exclude a non-recurring noncash writeoff of $38,000 related to the termination of the Management Agreement between the Company and Carey Management upon completion of the merger. The pro forma (loss) income, including the $38,000 writeoff, for the years ended December 31, 2000 and 1999 is $(8,785) and $10,781, respectively. Pro forma basic and diluted
       (loss) income per share, including the $38,000 writeoff, for the years ended December 31, 2000 and 1999 is $(0.26) and $0.32, respectively.

                     WP CAREY & CO. LLC and SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


20.  Accounting Pronouncements:

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective January 1, 2001, which establishes accounting and reporting standards for derivative instruments. The Company believes that upon adoption SFAS No. 133 will not have a material impact on the consolidated financial statements.

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") which provides guidance on several revenue recognition issues including recognition of fees earned from services performed and rents based upon lessees' sales. Certain of the Company's leases provide for additional rents to be paid based upon the level of sales achieved by the lessee. These percentage rents are recorded once the required sales level is achieved and included in the consolidated statements of income in the rental revenue and interest income from direct financing leases. The adoption of SAB 101 did not have any impact on the consolidated financial statements.

Item 9.   Disagreements on Accounting and Financial Disclosure.

NONE

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

This information will be contained in Company's definitive Proxy Statement with respect to the Company's 2001 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.


Item 11.  Executive Compensation.

This information will be contained in Company's definitive Proxy Statement with respect to the Company's 2001 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

This information will be contained in Company's definitive Proxy Statement with respect to the Company's 2001 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.


Item 13.   Certain Relationships and Related Transactions.

This information will be contained in Company's definitive Proxy Statement with respect to the Company's 2001 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

                                     PART IV





Item 14.   Exhibits, Financial Statement Schedules and Reports on
           Form 8-K


    (a) 1.  Financial Statements:

               The following financial statements are filed as a part of this
               Report:

                  Consolidated Report of Independent Accountants.

                  Consolidated Balance Sheets, December 31, 2000 and 1999.

                  Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

                  Consolidated Statements of Members' Equity for the years ended December 31, 2000 and 1999.

                  Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

                  Notes to Consolidated Financial Statements.


    (a) 2.  Financial Statement Schedule:

               The following schedule is filed as a part of this Report:

                      Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2000.

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

Exhibit                                                                      Method of
  No.          Description                                                    Filing
--------       -----------                                              -----------------

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

   21.1     List of Registrant Subsidiaries                             Filed herewith

   23.1     Consent of PricewaterhouseCoopers LLP                       Filed herewith

   99.13    Amended and Restated Agreement of Limited Partnership       Exhibit 99.13 to Registration
            of CPA(R):1.                                                Statement on Form S-4
                                                                        (No. 333-37901)

   99.14    Amended and Restated Agreement of Limited Partnership       Exhibit 99.14 to Registration
            of CPA(R):2.                                                Statement on Form S-4
                                                                        (No. 333-37901)

Exhibit                                                                      Method of
  No.          Description                                                    Filing
--------       -----------                                              -----------------

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

   99.22    Listed Share Purchase Warrant.                              Exhibit 99.22 to Registration
                                                                        Statement on Form S-4
                                                                        ( No. 333-37901)

   99.23    Press release from Carey Diversified LLC                    Exhibit 99.1 to Form 8-K
            (March 26, 1998)                                            dated May 15, 1998

   99.24    Press release from Carey Diversified LLC                    Exhibit 99.1 to Form 8-K
            (November 30, 1999)                                         dated December 2, 1999

   99.25    Presentation to Analysts                                    Exhibit 99.2 to Form 8-K
                                                                        dated December 2, 1999



(b)  Report on Form 8-K:

     During the quarter ended December 31, 2000 the Company was not required to file any reports on Form 8-K.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             W.P. CAREY & CO. LLC

   3/26/01                   BY:     /s/ John J. Park
-------------                       --------------------------------------------
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

                             BY:    W.P. CAREY & CO. LLC

   3/26/01                   BY:     /s/ William P. Carey
-------------                       --------------------------------------------
     Date                           William P. Carey
                                    Chairman of the Board, Chief Executive
                                    Officer and Director
                                    (Principal Executive Officer)

   3/26/01                   BY:     /s/ Francis J. Carey
-------------                       --------------------------------------------
     Date                           Francis J. Carey
                                    Vice Chairman of the Board, Chairman of the
                                    Executive Committee and Director

   3/26/01                   BY:     /s/ Gordon F. DuGan
-------------                       --------------------------------------------
      Date                          Gordon F. DuGan
                                    President, Chief Acquisitions Officer and
                                    Director

   3/26/01                   BY:     /s/ Donald E. Nickelson
-------------                       --------------------------------------------
     Date                           Donald E. Nickelson
                                    Chairman of the Audit Committee and Director

   3/26/01                   BY:     /s/ Eberhard Faber IV
-------------                       --------------------------------------------
     Date                           Eberhard Faber IV
                                    Director

   3/26/01                   BY:     /s/ Dr. Lawrence R. Klein
-------------                       --------------------------------------------
     Date                           Dr. Lawrence R. Klein
                                    Director

   3/26/01                   BY:     /s/ Charles C. Townsend, Jr.
-------------                       --------------------------------------------
     Date                           Charles C. Townsend, Jr.
                                    Director

   3/26/01                   BY:     /s/ Reginald Winssinger
-------------                       --------------------------------------------
     Date                           Reginald Winssinger
                                    Director

   3/26/01                   BY:     /s/ John J. Park
-------------                       --------------------------------------------
     Date                           John J. Park
                                    Executive Vice President, Chief Financial
                                    Officer and Treasurer
                                    (Principal Financial Officer)

   3/26/01                   BY:     /s/ Claude Fernandez
-------------                       --------------------------------------------
     Date                           Claude Fernandez
                                    Executive Vice President and Chief
                                    Administrative Officer
                                    (Principal Accounting Officer)

                    W.P. CAREY & CO. LLC and SUBSIDIARIES

           SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                           AS OF DECEMBER 31, 2000

                                                        INITIAL COST TO COMPANY
                                                        -----------------------

                                                                                                   COSTS           INCREASE
                                                                                                CAPITALIZED      (DECREASE) IN
                                                                                PERSONAL      SUBSEQUENT TO           NET
       DESCRIPTION           ENCUMBRANCES        LAND           BUILDINGS        PROPERTY     ACQUISITION (a)   INVESTMENTS(b)
       -----------           ------------        ----           ---------       ---------     ---------------   --------------
Operating Method:
Office, warehouse and
  manufacturing buildings
  leased to various
  tenants in Broomfield,
  Colorado                    $ 1,897,951      $  247,993       $ 2,538,263                       $1,200,000
Office and manufacturing
  building leased to IMO
  Industries Inc.                 803,700         814,267         4,761,042                                       $(2,238,231)
Distribution facilities
  and warehouses leased
  to The Gap, Inc.             13,520,339       1,525,593        21,427,148
Supermarkets leased to
  Winn-Dixie Stores, Inc.                         855,196         6,762,374
Warehouse and manufac-
  turing plant leased to
  Pre Finish Metals
  Incorporated                                    324,046         8,408,833
Retail store leased to C.
  Parker and Y. Smith                              16,452            80,937
Retail stores leased to
  Eastside Appliance                               14,844           185,541                           10,600
Warehouse and distribution
  center leased to B&G
  Contract Packaging, Inc.
  and Vital Records Company
  of Arkansas, Inc.                               201,721         2,870,928                          129,737
Land leased to Unisource
  Worldwide, Inc.                               4,573,360
Centralized telephone
  bureau leased to Excel
  Communications, Inc.                            925,162         4,023,627
Computer and
  telecommunications
  facility in Urbana,
  Illinois leased to
  Motorola, Inc.                                  387,000         3,981,000                                        (1,513,642)
Office building in
  Beaumont, Texas leased
  to Petrocon
  Engineering, Inc. and
  Olmstead Kirk Paper
  Company                                         164,113         2,343,849


                                    GROSS AMOUNT AT WHICH CARRIED AT CLOSE OF PERIOD (c)
                                    ----------------------------------------------------                                   LIFE ON
                                                                                                                            WHICH
                                                                                                                        DEPRECIATION
                                                                                                                          IN LATEST
                                                                                               ACCUMULATED              STATEMENT OF
                                                                PERSONAL                      DEPRECIATION    DATE         INCOME
       DESCRIPTION               LAND          BUILDINGS        PROPERTY          TOTAL            (d)        ACQUIRED   IS COMPUTED
       -----------               ----          ---------        --------          -----       ------------    --------  ------------
Operating Method:
Office, warehouse and
  manufacturing buildings
  leased to various
  tenants in Broomfield,
  Colorado                     $  247,993      $ 3,738,263                      $ 3,986,256    $   231,621   1/1/1998      40 yrs.
Office and manufacturing
  building leased to IMO
  Industries Inc.                 814,267        2,522,811                        3,337,078        357,078   1/1/1998      40 yrs.
Distribution facilities
  and warehouses leased
  to The Gap, Inc.              1,525,593       21,427,148                       22,952,741      1,607,036   1/1/1998      40 yrs.
Supermarkets leased to
  Winn-Dixie Stores, Inc.         855,196        6,762,374                        7,617,570        507,177   1/1/1998      40 yrs.
Warehouse and manufac-
  turing plant leased to
  Pre Finish Metals
  Incorporated                    324,046        8,408,833                        8,732,879        630,663   1/1/1998      40 yrs.
Retail store leased to C.
  Parker and Y. Smith              16,452           80,937                           97,389          6,070   1/1/1998      40 yrs.
Retail stores leased to
  Eastside Appliance               25,444          185,541                          210,985         13,915   1/1/1998      40 yrs.
Warehouse and distribution
  center leased to B&G
  Contract Packaging, Inc.
  and Vital Records Company
  of Arkansas, Inc.               201,721        3,000,665                        3,202,386        216,842   1/1/1998      40 yrs.
Land leased to Unisource
  Worldwide, Inc.               4,573,360                                         4,573,360                  1/1/1998      N/A
Centralized telephone
  bureau leased to Excel
  Communications, Inc.            925,162        4,023,627                        4,948,789        301,771   1/1/1998      40 yrs.
Computer and
  telecommunications
  facility in Urbana,
  Illinois leased to
  Motorola, Inc.                  405,372        2,448,986                        2,854,358        150,468   1/1/1998      40 yrs.
Office building in
  Beaumont, Texas leased
  to Petrocon
  Engineering, Inc. and
  Olmstead Kirk Paper
  Company                         164,113        2,343,849                        2,507,962        175,786   1/1/1998      40 yrs.

                    W.P. CAREY & CO. LLC and SUBSIDIARIES

           SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                           AS OF DECEMBER 31, 2000

                                                        INITIAL COST TO COMPANY
                                                        -----------------------

                                                                                                   COSTS           INCREASE
                                                                                                CAPITALIZED      (DECREASE) IN
                                                                                PERSONAL      SUBSEQUENT TO           NET
       DESCRIPTION           ENCUMBRANCES        LAND           BUILDINGS        PROPERTY     ACQUISITION (a)   INVESTMENTS(b)
       -----------           ------------        ----           ---------       ---------     ---------------   --------------
Operating Method:
Office, manufacturing and
  warehouse buildings
  leased to AMS Holding
  Group and Texas Digital
  Systems, Inc.                                 1,389,951         5,337,002                                          431,899
Warehouse and
  distribution center in
  Salisbury, North
  Carolina                                        246,949         5,034,911                        1,363,829
Manufacturing and office
  buildings leased to
  Penn Virginia
  Corporation                                     652,668         4,080,613                                           70,774
Land leased to Exide
  Electronics Corporation                       1,638,012
Motion picture theaters
  leased to Harcourt
  General, Inc.                 1,382,736       1,527,425         5,709,495                                       (1,500,000)
Warehouse/ office
  research facilities
  leased to Lockheed
  Martin Corporation                            2,617,330        14,752,353                          539,706
Warehouse and office
  facility leased to Bell
  South Entertainment,
  Inc.                          5,809,155       1,173,108         3,368,141                          241,350          68,958
Manufacturing and office
  facility leased to Yale
  Security, Inc.                                  345,323         3,913,657                                           60,394
Manufacturing facilities
  leased to AP Parts
  International, Inc.           3,746,975         447,170        12,337,106                                          180,613
Manufacturing facilities
  leased to Northern Tube,
  Inc.                                             31,725         1,691,580
Manufacturing facilities
  leased to Anthony's
  Manufacturing Company,
  Inc.                                          2,051,769         5,321,776                                          106,221
Manufacturing facilities
  leased to Designer
  Ensembles, Inc.                                 263,618         4,046,406                                       (2,506,543)
Land leased to AutoZone,
  Inc.                         15,852,617       9,382,198                                                           (147,949)
Retail stores leased to
  Northern Auto, Inc.                           3,202,467         2,711,994                                       (1,650,377)
Retail stores leased to
  General Textiles, Inc.                          129,173           313,107


                                  GROSS AMOUNT AT WHICH CARRIED AT CLOSE OF PERIOD (c)
                                  ----------------------------------------------------                                    LIFE ON
                                                                                                                           WHICH
                                                                                                                       DEPRECIATION
                                                                                                                         IN LATEST
                                                                                             ACCUMULATED               STATEMENT OF
                                                              PERSONAL                      DEPRECIATION     DATE         INCOME
       DESCRIPTION             LAND          BUILDINGS        PROPERTY          TOTAL            (d)         ACQUIRED   IS COMPUTED
       -----------             ----          ---------        --------          -----       ------------     --------  ------------
Operating Method:
Office, manufacturing and
  warehouse buildings
  leased to AMS Holding
  Group and Texas Digital
  Systems, Inc.               1,389,951        5,768,901                        7,158,852        406,096    1/1/1998      40 yrs.
Warehouse and
  distribution center in
  Salisbury, North
  Carolina                      246,949        6,398,740                        6,645,689        449,874    1/1/1998      40 yrs.
Manufacturing and office
  buildings leased to
  Penn Virginia
  Corporation                   652,668        4,151,387                        4,804,055        306,743    1/1/1998      40 yrs.
Land leased to Exide
  Electronics Corporation     1,638,012                                         1,638,012                   1/1/1998      N/A
Motion picture theaters
  leased to Harcourt
  General, Inc.               1,527,425        4,209,495                        5,736,920        428,211    1/1/1998      40 yrs.
Warehouse/ office
  research facilities
  leased to Lockheed
  Martin Corporation          2,617,330       15,292,059                       17,909,389      1,142,802    1/1/1998      40 yrs.
Warehouse and office
  facility leased to Bell
  South Entertainment,
  Inc.                        1,173,108        3,678,449                        4,851,557        255,816    1/1/1998      40 yrs.
Manufacturing and office
  facility leased to Yale
  Security, Inc.                345,323        3,974,051                        4,319,374        294,350    1/1/1998      40 yrs.
Manufacturing facilities
  leased to AP Parts
  International, Inc.           447,170       12,517,719                       12,964,889        927,753    1/1/1998      40 yrs.
Manufacturing facilities
  leased to Northern Tube,
  Inc.                           31,725        1,691,580                        1,723,305        126,869    1/1/1998      40 yrs.
Manufacturing facilities
  leased to Anthony's
  Manufacturing Company,
  Inc.                        2,051,769        5,427,997                        7,479,766        400,586    1/1/1998      40 yrs.
Manufacturing facilities
  leased to Designer
  Ensembles, Inc.               263,618        1,539,863                        1,803,481        303,481    1/1/1998      40 yrs.
Land leased to AutoZone,
  Inc.                        9,234,249                                         9,234,249                   1/1/1998      N/A
Retail stores leased to
  Northern Auto, Inc.         2,320,002        1,944,082                        4,264,084        145,440    1/1/1998      40 yrs.
Retail stores leased to
  General Textiles, Inc.        129,173          313,107                          442,280         23,483    1/1/1998      40 yrs.

                    W.P. CAREY & CO. LLC and SUBSIDIARIES

           SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                           AS OF DECEMBER 31, 2000

                                                        INITIAL COST TO COMPANY
                                                        -----------------------


                                                                                                   COSTS           INCREASE
                                                                                                CAPITALIZED      (DECREASE) IN
                                                                                PERSONAL      SUBSEQUENT TO           NET
       DESCRIPTION           ENCUMBRANCES        LAND           BUILDINGS        PROPERTY     ACQUISITION (a)   INVESTMENTS(b)
       -----------           ------------        ----           ---------       ---------     ---------------   --------------
Operating Method:
Office facility leased to
  Bell Atlantic
  Corporation                                     219,548         1,578,592
Land leased to Sybron
  International
  Corporation                                   1,135,003                                                             17,286
Office facility leased to
  United States Postal
  Service, General
  Services Administration
  and Comark, Inc.                              1,074,640        11,452,967                          154,728
Manufacturing facilities
  leased to Blue Tool,
  Inc. and Jet Equipment
  and Tools, Inc.                                 462,295         7,143,644                                        (2,677,000)
Manufacturing and office
  facility leased to
  Allied Plywood Corp.                            459,593         1,351,737
Manufacturing and office
  facility leased to
  StairPans of America,
  Inc.                                            139,004         1,758,648
Manufacturing facilities
  leased to Quebecor
  Printing Inc.                 9,298,255       4,458,047        18,695,004                                           331,269
Land leased to High
  Voltage Engineering
  Corp.                                         1,954,882
Manufacturing facility
  leased to Wozniak
  Industries, Inc.                                864,638         2,677,512                            1,745           50,913
Distribution and office
  facilities leased to
  Federal Express
  Corporation                                     335,189         1,839,331
Land leased to Dr Pepper
  Bottling Company of
  Texas                                         9,795,193
Manufacturing facility
  leased to Detroit
  Diesel Corporation           18,893,810       5,967,620        31,730,547                                           537,905
Engineering and
  Fabrication facility
  leased to Orbital
  Sciences Corporation         14,669,047       5,034,749        18,956,971                        2,185,077          375,669
Distribution facility
  leased to PepsiCo, Inc.                         166,745           884,772
Land leased to Childtime
  Childcare, Inc.                 452,589       1,673,925                                                324


                                  GROSS AMOUNT AT WHICH CARRIED AT CLOSE OF PERIOD (c)
                                  ----------------------------------------------------                                    LIFE ON
                                                                                                                           WHICH
                                                                                                                       DEPRECIATION
                                                                                                                         IN LATEST
                                                                                             ACCUMULATED               STATEMENT OF
                                                              PERSONAL                      DEPRECIATION     DATE         INCOME
       DESCRIPTION             LAND          BUILDINGS        PROPERTY          TOTAL            (d)         ACQUIRED   IS COMPUTED
       -----------             ----          ---------        --------          -----       ------------     --------  ------------
Operating Method:
Office facility leased to
  Bell Atlantic
  Corporation                   219,548        1,578,592                        1,798,140        118,394    1/1/1998      40 yrs.
Land leased to Sybron
  International
  Corporation                 1,152,289                                         1,152,289                   1/1/1998      N/A
Office facility leased to
  United States Postal
  Service, General
  Services Administration
  and Comark, Inc.            1,074,640       11,607,695                       12,682,335        863,043    1/1/1998      40 yrs.
Manufacturing facilities
  leased to Blue Tool,
  Inc. and Jet Equipment
  and Tools, Inc.               462,295        4,466,644                        4,928,939                   1/1/1998      40 yrs.
Manufacturing and office
  facility leased to
  Allied Plywood Corp.          459,593        1,351,737                        1,811,330        101,380    1/1/1998      40 yrs.
Manufacturing and office
  facility leased to
  StairPans of America,
  Inc.                          139,004        1,758,648                        1,897,652        131,899    1/1/1998      40 yrs.
Manufacturing facilities
  leased to Quebecor
  Printing Inc.               4,458,047       19,026,273                       23,484,320      1,406,654    1/1/1998      40 yrs.
Land leased to High
  Voltage Engineering
  Corp.                       1,954,882                                         1,954,882                   1/1/1998      N/A
Manufacturing facility
  leased to Wozniak
  Industries, Inc.              864,638        2,730,170                        3,594,808        201,638    1/1/1998      40 yrs.
Distribution and office
  facilities leased to
  Federal Express
  Corporation                   335,189        1,839,331                        2,174,520        137,950    1/1/1998      40 yrs.
Land leased to Dr Pepper
  Bottling Company of
  Texas                       9,795,193                                         9,795,193                   1/1/1998      N/A
Manufacturing facility
  leased to Detroit
  Diesel Corporation          5,967,620       32,268,452                       38,236,072      2,387,139    1/1/1998      40 yrs.
Engineering and
  Fabrication facility
  leased to Orbital
  Sciences Corporation        5,034,749       21,517,717                       26,552,466      1,515,667    1/1/1998      40 yrs.
Distribution facility
  leased to PepsiCo, Inc.       166,745          884,772                        1,051,517         66,358    1/1/1998      40 yrs.
Land leased to Childtime
  Childcare, Inc.             1,674,249                                         1,674,249                   1/1/1998      N/A

                    W.P. CAREY & CO. LLC and SUBSIDIARIES

           SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                           AS OF DECEMBER 31, 2000

                                                        INITIAL COST TO COMPANY
                                                        -----------------------


                                                                                                   COSTS           INCREASE
                                                                                                CAPITALIZED      (DECREASE) IN
                                                                                PERSONAL      SUBSEQUENT TO           NET
       DESCRIPTION           ENCUMBRANCES        LAND           BUILDINGS        PROPERTY     ACQUISITION (a)   INVESTMENTS(b)
       -----------           ------------        ----           ---------       ---------     ---------------   --------------
Operating Method:
Hotel leased to Livho,
  Inc.                                          2,765,094        11,086,650      3,290,990         4,264,238
Retail store leased to
  Eagle Hardware and
  Garden, Inc.                 10,666,799       4,125,000        11,811,641                          393,206
Office building in
  Pantin, France leased
  to five lessees               6,516,781       2,674,914         8,113,120                       (1,596,322)
Office facility in Mont
  Saint Argany, France
  leased to Tellit
  Assurances                    3,396,302         542,968         5,286,915                       (1,047,458)
Portfolio of seven
  properties in Houston,
  Texas leased to 15
  lessees                       9,762,236       3,260,000        22,574,073                           18,616
Office facility leased to
  Sprint Spectrum L.P.                          1,190,000         9,352,965
Office facility leased
  to Direction Regional
  des Affaires Sanitaires
  et Sociales                   1,306,270         303,061         2,109,731                         (531,072)
Office facility leased to
  Cendant Operations, Inc.      6,000,000         351,445         5,980,736                          527,368
Office facility leased to
  Bellsouth
  Telecommunications                              720,000         7,708,458                          119,092
Office building in Lille
  and Indre et Loire,
  France leased to
  Gist-Brocades France
  S.A. and Societe de
  Traitements                   3,259,697         451,168         4,478,891                         (694,395)
Office facility leased to
  America West Holdings
  Corp.                        18,274,256       2,274,782        26,701,663
Office facility in
  Tours, France leased
  to Bouygues Telecom, SA      10,397,336
                             ------------     -----------      ------------     ----------        ----------     ------------
                             $155,906,851     $87,548,136      $339,276,251     $3,290,990        $7,280,369     $(10,001,841)
                             ============     ===========      ============     ==========        ==========     ============


                                  GROSS AMOUNT AT WHICH CARRIED AT CLOSE OF PERIOD (c)
                                  ----------------------------------------------------                                    LIFE ON
                                                                                                                           WHICH
                                                                                                                       DEPRECIATION
                                                                                                                         IN LATEST
                                                                                             ACCUMULATED               STATEMENT OF
                                                              PERSONAL                      DEPRECIATION     DATE         INCOME
       DESCRIPTION             LAND          BUILDINGS        PROPERTY          TOTAL            (d)         ACQUIRED   IS COMPUTED
       -----------             ----          ---------        --------          -----       ------------     --------  ------------
Operating Method:
Hotel leased to Livho,
  Inc.                        2,765,094       14,852,839       3,789,039       21,406,972      2,350,837    1/1/1998      7-40 yrs.
Retail store leased to
  Eagle Hardware and
  Garden, Inc.                4,493,534       11,836,313                       16,329,847        800,509    4/23/1998     40 yrs.
Office building in
  Pantin, France leased
  to five lessees             1,102,463        8,089,249                        9,191,712        508,833    5/27/1998     40 yrs.
Office facility in Mont
  Saint Argany, France
  leased to Tellit
  Assurances                    457,655        4,324,770                        4,782,425        244,694    6/10/1998     40 yrs.
Portfolio of seven
  properties in Houston,
  Texas leased to 15
  lessees                     3,260,000       22,592,689                       25,852,689      1,434,542    6/15/1998     40 yrs.
Office facility leased to
  Sprint Spectrum L.P.        1,190,000        9,352,965                       10,542,965        487,293    7/1/1998      40 yrs.
Office facility leased
  to  Direction Regional
  des Affaires Sanitaires
  et Sociales                   177,997        1,703,723                        1,881,720         85,316    11/16/1998    40 yrs.
Office facility leased to
  Cendant Operations, Inc.      351,445        6,508,104                        6,859,549        373,274    2/19/1999     40 yrs.
Office facility leased to
  Bellsouth
  Telecommunications            720,000        7,827,550                        8,547,550        202,588    12/22/1999    40 yrs.
Office building in Lille
  and Indre et Loire,
  France leased to
  Gist-Brocades France
  S.A. and Societe de
  Traitements                   401,378        3,834,286                        4,235,664        161,607    5/5/1999      40 yrs.
Office facility leased to
  America West Holdings
  Corp.                       2,274,782       26,701,663                       28,976,445      1,110,662                  40 yrs.
Office facility in
  Tours, France leased
  to Bouygues Telecom, SA     1,033,532        9,737,359                       10,770,891         59,044
                            -----------     ------------      ----------     ------------    -----------
                            $86,133,752     $348,242,005      $3,789,039     $438,164,796    $24,159,252
                            ===========     ============      ==========     ============    ===========

                      W.P. CAREY & CO. LLC and SUBSIDIARES

             SCHEDULE III-REAL ESTATE and ACCUMULATED DEPRECIATION

                            as of December 31, 2000


                                                        INITIAL COST TO COMPANY
                                                        -----------------------

          DESCRIPTION                ENCUMBRANCES        LAND          BUILDINGS
          -----------                ------------        ----          ---------
Direct Financing Method:
Office buildings and
  warehouses leased to
  Unisource Worldwide, Inc.            $5,414,040     $  331,910      $12,281,102
Centralized Telephone Bureau
  leased to Western Union
  Financial Services, Inc.                               842,233        4,762,302
Computer Center leased to
  AT&T Corporation                                       269,700        5,099,964
Warehouse and manufacturing
  buildings leased to Gibson
  Greetings, Inc.                                      3,495,507       34,016,822
Warehouse and manufacturing
  buildings leased to CSS
  Industries, Inc./ Cleo, Inc.                         1,051,005       14,036,912
Manufacturing, distribution
  and office buildings leased
  to Brodart Co.                        2,485,046        445,383       11,323,899
Manufacturing facility leased
  to Duff-Norton Company, Inc.                           726,981        8,263,635
Manufacturing facilities
  leased to Rochester Button
  Company, Inc.                                           43,753        1,235,328
Manufacturing facilities
  leased to Thermadyne
  Holdings Corp.                                       3,789,019       13,163,763
Office and research facility
  leased to Exide Electronics
  Corporation                                                           2,844,120
Manufacturing facility leased
  to Penberthy Products, Inc.                             70,317        1,476,657
Manufacturing facility and
  warehouse leased to DS Group
  Limited                                                238,532        3,339,449
Retail stores leased to
  AutoZone, Inc.                                                       16,416,402
Manufacturing facility leased
  to Peerless Chain Company                            1,307,590       11,026,975
Retail store leased to
  Wal-Mart Stores, Inc.                 2,950,585      1,839,303        6,535,144




                                                                        GROSS AMOUNT AT
                                                                       WHICH CARRIED AT
                                                                      CLOSE OF PERIOD (c)
                                                                      -------------------

                              COSTS CAPITALIZED
                                SUBSEQUENT TO       INCREASE (DECREASE)
          DESCRIPTION          ACQUISITION (a)     IN NET INVESTMENT(b)       TOTAL       DATE ACQUIRED
          -----------          ---------------     --------------------       -----       -------------
Direct Financing Method:
Office buildings and
  warehouses leased to
  Unisource Worldwide, Inc.                                $   256,640      $12,869,652       1/1/1998
Centralized Telephone Bureau
  leased to Western Union
  Financial Services, Inc.                                      (5,634)       5,598,901       1/1/1998
Computer Center leased to
  AT&T Corporation                                              (2,612)       5,367,052       1/1/1998
Warehouse and manufacturing
  buildings leased to Gibson
  Greetings, Inc.                                            2,747,252       40,259,581       1/1/1998
Warehouse and manufacturing
  buildings leased to CSS
  Industries, Inc./ Cleo, Inc.                                 265,876       15,353,793       1/1/1998
Manufacturing, distribution
  and office buildings leased
  to Brodart Co.                                                71,603       11,840,885       1/1/1998
Manufacturing facility leased
  to Duff-Norton Company, Inc.                                  54,698        9,045,314       1/1/1998
Manufacturing facilities
  leased to Rochester Button
  Company, Inc.                                                               1,279,081       1/1/1998
Manufacturing facilities
  leased to Thermadyne
  Holdings Corp.                                               103,139       17,055,921       1/1/1998
Office and research facility
  leased to Exide Electronics
  Corporation                                                                 2,844,120       1/1/1998
Manufacturing facility leased
  to Penberthy Products, Inc.                                                 1,546,974       1/1/1998
Manufacturing facility and
  warehouse leased to DS Group
  Limited                                                                     3,577,981       1/1/1998
Retail stores leased to
  AutoZone, Inc.                                              (384,609)      16,031,793       1/1/1998
Manufacturing facility leased
  to Peerless Chain Company          21,775                     75,175       12,431,515       1/1/1998
Retail store leased to
  Wal-Mart Stores, Inc.                                                       8,374,447       1/1/1998

                      W.P. CAREY & CO. LLC and SUBSIDIARES

             SCHEDULE III-REAL ESTATE and ACCUMULATED DEPRECIATION

                            as of December 31, 2000







                                                            INITIAL COST TO COMPANY
                                                            -----------------------


          DESCRIPTION                   ENCUMBRANCES        LAND          BUILDINGS
          -----------                   ------------        ----          ---------
Direct Financing Method:
Manufacturing and office
  facilities leased to Sybron
  International Corporation                                2,727,958       31,329,955
Manufacturing and office
  facilities leased to NVR,
  Inc.                                                       728,683        6,092,840
Manufacturing and generating
  facilities leased to High
  Voltage Engineering Corp.                                  973,328        9,166,104
Office/warehouse facilities
  leased to United Stationers
  Supply Company                                           1,882,372        5,846,214
Bottling and Distribution
  facilities lease to Dr
  Pepper Bottling Company of
  Texas                                                                    27,598,638
Land and industrial/
  warehouse/office facilities
  leased to Furon Company                  11,430,530      4,221,568       19,676,226
Office/warehouse facility
  leased to Red Bank
  Distribution, Inc.                        4,114,192      1,629,715        9,396,770
Day care facilities leased to
  Childtime Childcare, Inc.                   733,231                       2,412,916
                                          -----------  -------------     ------------
                                          $27,127,624    $26,614,857     $257,342,137
                                          ===========    ===========     ============






                                                                                 GROSS AMOUNT AT
                                                                                WHICH CARRIED AT
                                                                               CLOSE OF PERIOD (c)
                                                                               -------------------

                                     COSTS CAPITALIZED
                                       SUBSEQUENT TO       INCREASE (DECREASE)
          DESCRIPTION                  ACQUISITION (a)     IN NET INVESTMENT(b)       TOTAL       DATE ACQUIRED
          -----------                  ---------------     --------------------       -----       -------------
Direct Financing Method:
Manufacturing and office
  facilities leased to Sybron
  International Corporation                   22,043                  205,590       34,285,546       1/1/1998
Manufacturing and office
  facilities leased to NVR,
  Inc.                                                                 41,501        6,863,024       1/1/1998
Manufacturing and generating
  facilities leased to High
  Voltage Engineering Corp.                                                         10,139,432       1/1/1998
Office/warehouse facilities
  leased to United Stationers
  Supply Company                              26,581                   47,182        7,802,349       1/1/1998
Bottling and Distribution
  facilities lease to Dr
  Pepper Bottling Company of
  Texas                                                               227,500       27,826,138       1/1/1998
Land and industrial/
  warehouse/office facilities
  leased to Furon Company                                             145,391       24,043,185       1/1/1998
Office/warehouse facility
  leased to Red Bank
  Distribution, Inc.                                                                11,026,485       1/1/1998
Day care facilities leased to
  Childtime Childcare, Inc.                                                          2,412,916       1/1/1998
                                            --------               ----------     ------------
                                            $ 70,399               $3,848,692     $287,876,085
                                            ========               ==========     ============

                      W.P. CAREY & CO. LLC and SUBSIDIARES

             SCHEDULE III-REAL ESTATE and ACCUMULATED DEPRECIATION

                            as of December 31, 2000





                                                INITIAL COST TO COMPANY
                                                -----------------------

                                                                              COSTS CAPITALIZED
                                                                    PERSONAL    SUBSEQUENT TO
         DESCRIPTION       ENCUMBRANCES      LAND      BUILDINGS    PROPERTY   ACQUISITION (a)
         -----------       ------------      ----      ---------    --------   ---------------
Operating real estate:

Hotels located in:

    Alpena, Michigan        $ 6,530,000    $114,241   $4,256,356   $618,066       $  437,056

    Petoskey, Michigan        6,530,000      98,326    1,446,757    290,668          682,241
                            -----------    --------   ----------   --------       ----------

                            $13,060,000    $212,567   $5,703,113   $908,734       $1,119,297
                            ===========    ========   ==========   ========       ==========








                       GROSS AMOUNT AT WHICH CARRIED AT CLOSE OF PERIOD (c)                                    LIFE ON WHICH
                       ----------------------------------------------------                                   DEPRECIATION IN
                                                                                                                   LATEST
                                                                                                                STATEMENT OF
                                                  PERSONAL                    ACCUMULATED           DATE           INCOME
         DESCRIPTION        LAND     BUILDINGS    PROPERTY     TOTAL         DEPRECIATION (d)     ACQUIRED      IS COMPUTED
         -----------        ----     ---------    --------     -----         ----------------     --------      -----------
Operating real estate:

Hotels located in:

    Alpena, Michigan      $114,241   $4,370,052  $  941,426  $5,425,719         $  943,499        1/1/1998        7-40 yrs.

    Petoskey, Michigan      98,326    1,622,373     797,293   2,517,992            498,088        1/1/1998        7-40 yrs.
                          --------   ----------  ----------  ----------         ----------

                          $212,567   $5,992,425  $1,738,719  $7,943,711         $1,441,587
                          ========   ==========  ==========  ==========         ==========

                      W.P. CAREY & CO. LLC and SUBSIDIARIES

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

        (a) Consists of the cost of improvements and acquisition costs subsequent to acquisition, including legal fees, appraisal fees, title costs, other related professional fees and purchases of furniture, fixtures, equipment and improvements at the hotel properties.

        (b)     The increase (decrease) in net investment is primarily due to
                (i) the amortization of unearned income from net investment in direct financing leases producing a periodic rate of return which at times may be greater or less than lease payments received, (ii) sales of properties (iii) writedowns of properties to fair value, (iv) changes in foreign currency exchange rates, and (v) an adjustment in connection with purchasing certain minority interests.

        (c) At December 31, 2000, the aggregate cost of real estate owned by the Company and its subsidiaries for Federal income tax purposes is $692,871,991.

                                                                     Reconciliation of Real Estate Accounted
                                                                     ---------------------------------------
                                                                        for Under the Operating Method
                                                                        ------------------------------
                                                                                  December 31,
                                                                                  ------------
                                                                          2000                   1999
                                                                          ----                   ----
Balance at beginning of year                                          $ 441,876,323         $ 397,929,165
Additions                                                                22,239,038            54,283,955
Purchase adjustments                                                      1,800,000                    --
Sales                                                                   (10,572,364)           (8,703,822)
Change in foreign currency translation adjustment                        (2,236,271)           (1,632,975)
Reclassification from/to assets held for sale, financing lease           (8,207,979)                   --
Writedown to fair value                                                  (6,733,951)                   --
                                                                      -------------         -------------
Balance at end of year                                                $ 438,164,796         $ 441,876,323
                                                                      =============         =============


                                                           Reconciliation of Accumulated Depreciation
                                                           ------------------------------------------
                                                                          December 31,
                                                                          ------------
                                                                 2000                     1999
                                                                 ----                     ----
Balance at beginning of year                                 $ 16,455,189             $  7,617,500
Depreciation expense                                           12,763,126                9,887,829
Change in foreign currency translation adjustment                  (9,740)                      --
Reclassification from/to held for sale                         (3,119,596)                      --
Sales                                                          (1,929,729)              (1,050,140)
                                                             ------------             ------------
Balance at end of year                                       $ 24,159,250             $ 16,455,189
                                                             ============             ============


                                               Reconciliation for Operating Real Estate
                                               ----------------------------------------
                                                            December 31,
                                                            ------------
                                                     2000                  1999
                                                     ----                  ----
Balance at beginning of year                      $7,584,625            $7,313,478
Additions                                            359,086               271,147
                                                  ----------            ----------
Balance at close of year                          $7,943,711            $7,584,625
                                                  ==========            ==========


                                                    Reconciliation of Accumulated
                                                    -----------------------------
                                               Depreciation for Operating Real Estate
                                               --------------------------------------
                                                            December 31,
                                                            ------------
                                                     2000                  1999
                                                     ----                  ----
Balance at beginning of year                      $  831,736            $  300,218
Depreciation expense                                 609,851               531,518
                                                  ----------            ----------
Balance at end of year                            $1,441,587            $  831,736
                                                  ==========            ==========