Form 10-Q
period 2001-03-31
CAREY W P & CO LLC
filed 2001-05-14
CIK 1025378

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  For the quarterly period ended MARCH 31, 2001

                                       of

                              W. P. CAREY & CO. LLC
                                     ("WPC")

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


        W. P. Carey & Co. LLC has 34,311,565 Listed Shares, no par value outstanding at May 11, 2001.

                              W. P. CAREY & CO. LLC




                                      INDEX



                                                                                                   PAGE NO.
                                                                                                   --------
PART I
------

Item 1. - Financial Information*

               Condensed Consolidated Balance Sheets, as of March 31, 2001
               and December 31, 2000                                                                      2

               Condensed Consolidated Statements of Income for the
               three months ended March 31, 2001 and 2000                                                 3

               Condensed Consolidated Statements of Comprehensive Income
               for the three months ended March 31, 2001 and 2000                                         4

               Condensed Consolidated Statements of Cash Flows for the
               three months ended March 31, 2001 and 2000                                               5-6

               Notes to Condensed Consolidated Financial Statements                                    7-10


Item 2. - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                    11-12


PART II - Other Information
-------

Item 3. -      Quantitative and Qualitative Disclosures About Market Risk                                13

Item 4. -      Submission of Matters to a Vote of Security Holders                                       13

Item 6. -      Exhibits and Reports on Form 8-K                                                          13

Signatures                                                                                               14






*The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                              W. P. CAREY & CO. LLC


                                     PART I
                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                               March 31, 2001         December 31, 2000
                                                                               --------------         -----------------
                                                                                (Unaudited)                (Note)

         ASSETS:
Real estate leased to others under the operating method, net of accumulated depreciation of  $26,463 and $24,159
    at March 31, 2001 and December 31, 2000                                        $411,583                $414,006
Net investment in direct financing leases                                           282,264                 287,876
Operating real estate, net of accumulated depreciation of $1,600 and
    $1,442 at March 31, 2001 and December 31, 2000                                    6,371                   6,502
Real estate under construction and redevelopment                                     17,866                  13,359
Cash and cash equivalents                                                            12,431                  10,165
Due from affiliates                                                                  10,053                   7,945
Equity investments                                                                   49,933                  47,224
Assets held for sale                                                                      -                   2,573
Intangible assets, net of accumulated amortization                                   91,019                  94,183
Other assets                                                                         20,342                  20,409
                                                                                   --------                --------
           Total assets                                                            $901,862                $904,242
                                                                                   ========                ========

         LIABILITIES, MINORITY INTEREST AND
            MEMBERS' EQUITY:

Liabilities :
Mortgage notes payable                                                             $191,013                $196,094
Notes payable                                                                       100,000                  94,066
Accrued interest                                                                      1,241                   2,655
Due to affiliates                                                                     6,270                  15,308
Dividends payable                                                                    14,489                  14,182
Accrued income taxes                                                                  1,814                   2,688
Other liabilities                                                                    15,233                  16,374
                                                                                   --------                --------
           Total liabilities                                                        330,060                 341,367
                                                                                   --------                --------

Minority interest                                                                       578                     802
                                                                                   --------                --------

Commitments and contingencies

Members' equity:
Listed shares, no par value; 34,285,290 and 33,604,716 shares issued and
    outstanding at March 31, 2001 and December 31, 2000                             656,191                 644,749
Distributions in excess of accumulated earnings                                     (76,131)                (74,260)
Unearned compensation                                                                (5,248)                 (5,291)
Accumulated other comprehensive loss                                                 (3,588)                 (3,125)
                                                                                   --------                --------
           Total members' equity                                                    571,224                 562,073
                                                                                   --------                --------
           Total liabilities, minority interest and members' equity                $901,862                $904,242
                                                                                   ========                ========


                  The accompanying notes are an integral part
              of the condensed consolidated financial statements.

Note: The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date.

                              W. P. CAREY & CO. LLC


             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               (in thousands, except per share and share amounts)

                                                                              Three Months Ended March 31,
                                                                             ------------------------------
                                                                              2001                   2000
                                                                              ----                   ----

    Revenues:
       Rental income                                                       $ 11,826                $ 12,743
       Interest income from direct financing leases                           8,189                   8,324
       Management income from affiliates                                      7,543                       -
       Other income                                                           2,711                     852
       Other interest income                                                    243                      35
       Revenue from hotel operations                                          1,385                   1,322
                                                                           --------                --------
                                                                             31,897                  23,276
                                                                           --------                --------

    Expenses:
       Interest                                                               5,596                   6,010
       Depreciation                                                           2,612                   2,919
       Amortization                                                           3,846                     208
       General and administrative                                             6,241                   1,685
       Property expenses                                                      1,302                   1,666
       Operating expenses from hotel operations                               1,194                   1,171
                                                                           --------                --------
                                                                             20,791                  13,659
                                                                           --------                --------
           Income before minority interest, income from equity
             investments, gain (loss) on sale and income taxes               11,106                   9,617

    Minority interest in loss (income)                                           44                    (870)
                                                                           --------                --------

           Income before income from equity investments, gain
             (loss) on sale and income taxes                                 11,150                   8,747

    Income from equity investments                                            1,452                   1,222
                                                                           --------                --------

           Income before gain (loss) on sale and income taxes                12,602                   9,969

    Gain (loss) on sale of real estate and equity investments                   217                    (116)
                                                                           --------                --------

           Income before income taxes                                        12,819                   9,853

    Provision for income taxes                                                  180                     228
                                                                           --------                --------

           Net income                                                      $ 12,639                $  9,625
                                                                           ========                ========

    Basic and diluted earnings per share:                                      $.37                    $.38
                                                                               ====                    ====

    Weighted average shares outstanding:
           Basic                                                         34,268,978              25,624,346
                                                                         ==========              ==========
           Diluted                                                       34,584,163              25,624,346
                                                                         ==========              ==========


                  The accompanying notes are an integral part
              of the condensed consolidated financial statements.

                              W. P. CAREY & CO. LLC


                      CONDENSED CONSOLIDATED STATEMENTS OF
                        COMPREHENSIVE INCOME (UNAUDITED)

                                 (in thousands)

                                                                              Three Months Ended March 31,
                                                                              ---------------------------
                                                                               2001                 2000
                                                                               ----                 ----

   Net income:                                                                $12,639             $9,625
                                                                              -------             ------

   Other comprehensive loss:
   Change in unrealized gain on marketable securities                             125                 61
   Foreign currency translation loss                                             (588)              (861)
                                                                              -------             ------
         Other comprehensive loss                                                (463)              (800)
                                                                              -------             -------

         Comprehensive income                                                 $12,176             $8,825
                                                                              =======             ======


                  The accompanying notes are an integral part
              of the condensed consolidated financial statements.

                              W. P. CAREY & CO. LLC


           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)
                                 (in thousands)


                                                                                       Three Months Ended March 31,
                                                                                       ----------------------------
                                                                                        2001                  2000
                                                                                        ----                  ----

    Cash flows from operating activities:
       Net income                                                                      $12,639              $  9,625
       Adjustments to reconcile net income to net cash
           provided by operating activities:
           Depreciation and amortization                                                 6,458                 3,127
           Amortization of deferred income                                                (283)                  (98)
           (Gain) loss on sale of real estate and equity investments                      (217)                  116
           Minority interest in (loss) income                                              (44)                  870
           Straight-line rent adjustments                                                 (242)                 (493)
           Income from equity investments in excess of distributions received             (315)                 (298)
           Management income received in shares of affiliates                           (1,393)                    -
           Costs paid by issuance of shares                                                 70                   605
           Amortization of unearned compensation                                           496                     -
           Provision for uncollected rents                                                 405                   355
           Structuring fees receivable                                                    (835)                    -
           Net change in operating assets and liabilities                               (2,823)                1,722
                                                                                       -------              --------
               Net cash provided by operating activities                                13,916                15,531
                                                                                       -------              --------

    Cash flows from investing activities
       Purchases of real estate and equity investments                                  (4,081)              (11,515)
       Additional capital expenditures                                                    (618)                 (366)
       Proceeds from sale of property and equity investments                             7,171                   361
       Payment of deferred acquisition fees                                               (520)                 (392)
       Other                                                                              (119)                    -
                                                                                       -------              --------
               Net cash provided by (used in) investing activities                       1,833               (11,912)
                                                                                       -------              --------

    Cash flows from financing activities:
       Dividends paid                                                                  (14,202)              (10,716)
       Distributions to minority interest                                                    -                  (602)
       Payments of mortgage principal and notes payable                                (14,058)               (1,638)
       Proceeds from note payable                                                       16,000                25,000
       Proceeds from mortgages payable                                                     526                     -
       Payment of financing costs                                                       (1,395)                   (9)
       Purchases of treasury stock                                                        (325)               (8,687)
       Other                                                                                 -                   (30)
                                                                                     ---------              --------
               Net cash (used in) provided by financing activities                     (13,454)                3,318
                                                                                       -------              --------

    Effect of exchange rate changes on cash                                                (29)                  (25)
                                                                                       -------              --------

               Net increase in cash and cash equivalents                                 2,266                 6,912

    Cash and cash equivalents, beginning of period                                      10,165                 2,297
                                                                                       -------              --------

               Cash and cash equivalents, end of period                                $12,431              $  9,209
                                                                                       =======              ========


                  The accompanying notes are an integral part
              of the condensed consolidated financial statements.

                              W. P. CAREY & CO. LLC

                      (in thousands, except share amounts)

Noncash operating, investing and financing activities:

A. In connection with the acquisition of Carey Management LLC in June 2000, the Company has an obligation to issue up to an additional 2,000,000 shares, issuable over four years, if specified performance criteria are achieved. The performance criteria for the period ended December 31, 2000 were achieved, and as a result, 500,000 shares were issued during the quarter ended March 31, 2001. In addition, the Company issued 151,964 shares in connection with acquiring the remaining special partner interests in the CPA(R) Partnerships. The issuance of the shares has been recorded as follows:

               Goodwill                                    $  9,050
               Other assets and liabilities, net              1,906
               Shares issued                                (10,956)
                                                           --------
                                                               -
                                                           ========


B. During the three-month periods ended March 31, 2001 and 2000, the Company issued restricted shares of $33 and $998, respectively, to affiliated parties, including directors, in consideration of services rendered. Restricted shares valued at $529 have been issued to employees and recorded as unearned compensation. Unvested restricted shares and options of $76 issued in prior periods were forfeited. Included in compensation expense for the three-month period ended March 31, 2001 was $496 relating to restricted shares and options held by employees.

C. During the three-month period ended March 31, 2001, the Company obtained an equity interest in an affiliate by issuing a promissory note for $1,000.

D. In connection with the sale of a property during the quarter ended March 31, 2001, the Company received a note receivable of $700 in partial consideration for the sale.

                  The accompanying notes are an integral part
              of the condensed consolidated financial statements.

                              W. P. CAREY & CO. LLC


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           (dollars in thousands, except share and per share amounts)


Note 1:  Basis of Presentation/Accounting Policies:

The accompanying unaudited consolidated financial statements of W. P. Carey & Co. LLC ("the Company") and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All significant inter-entity balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2.  Transactions with Related Parties:

In connection with the acquisition of the operations of Carey Management LLC ("Carey Management") in June 2000, the purchase agreement provides for a total of 2,000,000 shares to be issued over four years if certain performance criteria are achieved. In March 2001, 500,000 shares were issued in connection with the Company meeting the performance criteria for the period ended December 31, 2000.

Effective January 1, 2001, the Company acquired the remaining minority interests in the CPA(R) Partnerships by issuing 151,964 shares at $18.50 per share ($2,811) to the remaining minority interest owner of the CPA(R) Partnerships, William Polk Carey. The acquisition price was determined pursuant to an independent valuation of the CPA(R) Partnerships as of December 31, 2000.

The Company earns fees as the Advisor to the four affiliated CPA(R) REITs, Corporate Property Associates 10 Incorporated ("CPA(R):10"), Carey Institutional Properties Incorporated ("CIP(R)"), Corporate Property Associates 12 Incorporated ("CPA(R):12"), and Corporate Property Associates 14 Incorporated ("CPA(R):14"). Under the advisory agreements with the CPA(R) REITs, the Company performs services related to the day-to-day management of the CPA(R) REITs and transaction-related services. In addition, the Company's broker-dealer subsidiary earns fees in connection with the on-going "best efforts" public offering of CPA(R):14. The Company earns an asset management fee of 1/2 of 1% per annum of Average Invested Assets, as defined in the Agreements, for each CPA(R) REIT and, based upon certain performance criteria for each CPA(R) REIT, may be entitled to receive a performance fee of 1/2 of 1% of Average Invested Assets. The Company is reimbursed for the cost of personnel provided for the administration of the CPA(R) REITs. For the three-month period ended March 31, 2001, asset-based fees and reimbursements earned were $5,511. For the three-month period ended March 31, 2001, the Company earned transaction fees of $2,032 in connection with structuring and negotiating real estate acquisitions and mortgage financing for the CPA(R) REITs.

As a result of the cancellation of the Management Agreement and acquisition of Carey Management's workforce in June 2000, the Company no longer incurs management and performance fees and general and administrative reimbursements. For the three-month period ended March 31, 2000, the Company incurred combined management and performance fees of $957 and general and administrative reimbursements of $401.

                              W. P. CAREY & CO. LLC


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
           (dollars in thousands, except share and per share amounts)

Note 3.  Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues for the three-month periods ended March 31, 2001 and 2000 are as follows:

                                                                               2001                 2000
                                                                               ----                 ----
   Per Statements of Income:
        Rental income                                                        $11,826               $12,743
        Interest income from direct financing leases                           8,189                 8,324
   Adjustment:
        Share of leasing revenues applicable to minority interests              (113)                 (118)
        Share of leasing revenues from equity investments                      1,703                   806
                                                                             -------               -------
                                                                             $21,605               $21,755
                                                                             =======               =======


For the three months ended March 31, 2001 and 2000, the Company earned its net leasing revenues (i.e., rental income and interest income from direct financing leases) from more than 80 lessees. A summary of net leasing revenues is as follows:

                                                                 2001      %             2000       %
                                                                 ----      -             ----       -
      Dr Pepper Bottling Company of Texas                     $ 1,080      5%           $ 1,062     5%
      Gibson Greetings, Inc.                                    1,023      5              1,003     5
      Detroit Diesel Corporation                                  991      5                915     4
      Livho, Inc.                                                 717      3                807     4
      Orbital Sciences Corporation                                664      3                664     3
      Federal Express Corporation (a)                             643      3              1,041     5
      Quebecor Printing, Inc.                                     640      3                651     3
      America West Holdings Corp.                                 635      3                635     3
      Thermadyne Holdings Corporation                             631      3                583     3
      Furon Company                                               604      3                604     3
      AutoZone, Inc.                                              584      3                560     3
      The Gap, Inc.                                               551      3                551     2
      Sybron International Corporation                            541      3                541     2
      Lockheed Martin Corporation                                 537      2                362     1
      Checkfree Holdings Corporation Inc. (b)                     522      2                321     1
      Unisource Worldwide, Inc.                                   434      2                350     2
      BellSouth Telecommunication, Inc.                           428      2                306     1
      Information Resources, Inc. (b)                             411      2                364     2
      AP Parts International, Inc.                                404      2                404     2
      Sybron Dental Specialties Inc.                              403      2                366     2
      CSS Industries, Inc.                                        401      2                399     2
      Red Bank Distribution, Inc.                                 395      2                350     2
      Brodart, Co.                                                380      2                380     2
      Peerless Chain Company                                      366      2                366     2
      Sprint Spectrum, L.P.                                       311      1                289     1
      Duff-Norton Company, Inc.                                   291      1                291     1
      High Voltage Engineering Corporation                        287      1                332     1
      Eagle Hardware & Garden, Inc.                               272      1                365     2
      United States Postal Service                                272      1                272     1
      Cendant Operations, Inc.                                    268      1                297     1
      Other (c)                                                 5,919     27              6,324    29
                                                              -------    ---            -------   ---
                                                              $21,605    100%           $21,755   100%
                                                              =======    ===            =======   ===


(a) Represents the Company's 40% pro rata equity ownership for the three months ended March 31, 2001. The Company owned a 100% interest for the three months ended March 31, 2000.

(b) Represents the Company's proportionate share of lease revenue from its equity investment.

(c) Includes proportionate share of lease revenues from the Company's equity investment or applicable to its minority interest owner.

                              W. P. CAREY & CO. LLC


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)
           (dollars in thousands, except share and per share amounts)



Note 4.  Equity Investments:

The Company owns 780,269 units of the operating partnership of Meristar Hospitality Corporation ("Meristar"), a publicly traded real estate investment trust which primarily owns hotels, and which is being accounted for under the equity method. The Company has the right to convert its units in the operating partnership to shares of common stock in Meristar at any time on a one-for-one basis.

Meristar's financial statements for the year ended December 31, 2000 reported total assets of $3,013,008 and shareholders' equity of $1,134,555 as of December 31, 2000 and revenues of $400,778 and net income of $105,861 for the year then ended. As of April 24, 2001, Meristar's quoted share price was $19.92, resulting in an aggregate value of the Company's units of approximately $15,543 if converted. The carrying value of the equity interest in the Meristar operating partnership as of March 31, 2001 was $19,361.

The Company owns equity interests with affiliates in four entities that each own real estate net leased to a single tenant. The entities lease property to Federal Express Corporation, Information Resources Inc., Checkfree Holdings, Inc. and Titan Corporation. In addition, the Company owns common stock in the four REITs with which it has advisory agreements. Combined financial information of the affiliated equity investees is summarized as follows:

                                                             March 31, 2001              December 31, 2000
                                                             --------------              -----------------

        Assets                                                 $1,794,229                    $1,745,901
        Liabilities                                               804,383                       789,984
                                                               ----------                    ----------
        Partners' capital/Shareholders' equity                 $  989,846                    $  955,917
                                                               ==========                    ==========


                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                        2001                          2000
                                                        ----                          ----

                   Revenues                             $47,853                      $2,389
                   Expenses                              30,050                       1,415
                                                        -------                      ------
                   Net income                           $17,803                      $  974
                                                        =======                      ======


Note 5.   Line of Credit Agreement:

On March 23, 2001, the Company entered into a new credit agreement for a $185,000 line of credit with Chase Manhattan Bank and eight other banks. The line of credit, which matures in 2004, provides the Company a one-time right to increase the amount available under the line of credit up to $225,000. The new credit agreement, in effect, extended a three-year agreement that was scheduled to expire in March 2001. Advances from the line of credit bear interest at an annual rate indexed to either (i) the one, two, three or six-month LIBOR, as defined, plus a spread which ranges from 0.6% to 1.45% depending on leverage or corporate credit rating or (ii) the greater of the bank's Prime Rate and a rate indexed to the Federal Funds Effective Rate. Advances are prepayable at any time. The revolving credit agreement has financial covenants that require, among other things, the Company to (i) maintain minimum equity value of $500,000 plus 85% of amounts received by the Company as proceeds from the issuance of equity interests and (ii) meet or exceed certain operating and coverage ratios. The Company is in compliance with these covenants.

                              W.P. CAREY & CO. LLC

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)
           (dollars in thousands, except share and per share amounts)

Note 6.  Segment Reporting:

The Company operates in two business segments - real estate and the net lease management operations of affiliates. The management operations were acquired in June 2000. The two segments are summarized as follows:

Three months ended March 31,                     Management        Real Estate          Other(1)        Total Company
----------------------------                     ----------        -----------          -----           -------------
    Revenues:
         2001                                      $7,642            $22,870            $1,385            $31,897
         2000                                           -             21,954             1,322             23,276

  Operating and interest expenses (excluding depreciation, amortization and provision for income taxes):
         2001                                      $4,898             $8,241            $1,194            $14,333
         2000                                           -              9,589             1,171             10,760

    Income from equity investments:
         2001                                         $38             $1,414                 -             $1,452
         2000                                           -              1,222                 -              1,222

    Net operating income(2)(3):
         2001                                      $2,928            $12,466              $191            $15,585
         2000                                           -              9,590               151              9,741

    Long-lived assets:
         March 31, 2001                          $111,947           $750,770            $6,371           $869,088
         December 31, 2000                        105,504            761,028             7,136            873,668

    Total assets:
         March 31, 2001                          $116,565           $777,179            $8,118           $901,862
         December 31, 2000                        111,375            784,628             8,239            904,242


    (1)  Primarily consists of the Company's hotel operations.
    (2)  Excludes amortization of intangibles and goodwill of $3,163 in 2001.
    (3)  Net operating income excludes gains and losses on sales.

Note 7.  Gain on Sale of Real Estate and Equity Investments:

During the period ended March 31, 2001, the Company sold seven properties and an equity investment in a real estate partnership for cash of $7,871 and a note receivable of $700, and recognized net gain on sales of $217.

                              W. P. CAREY & CO. LLC


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               (In thousands, except share and per share amounts)


The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto as of March 31, 2001 of W.
P. Carey & Co. LLC and its subsidiaries ("WPC") included in this quarterly report and WPC's Annual Report on Form 10-K for the year ended December 31, 2000. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of WPC to be materially different from the results of operations or plans expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by WPC that the results or conditions described in such statements or the objectives and plans of WPC will be achieved.

RESULTS OF OPERATIONS:

Effective June 29, 2000, WPC acquired the real estate management operations of an affiliate by issuing 8,000,000 shares. As a result, WPC is now engaged in two reportable operating segments, real estate operations and management services as the Advisor to four affiliated real estate investment trusts (the "CPA(R) REITs"). Accordingly, the results of operations for the three-month periods ended March 31, 2001 and 2000 are not fully comparable. Net income for the three months ended March 31, 2001 increased by $3,014 as compared with the three-month period ended March 31, 2000. The increase in net income was due to improved results from WPC's real estate operations. Management services incurred a net loss; however, this was attributable solely to non-cash charges for the amortization of intangible assets and goodwill.

Net income from real estate operations increased to $12,466 from $9,590 due to increases in other income and equity income and decreases in interest and property expenses and depreciation. Other income, which consists of revenues from real estate operations other than lease revenues and interest, increased by $1,859 primarily as a result of a $2,500 final settlement of a bankruptcy claim against a former lessee, New Valley Corporation, relating to the termination of a lease in 1993 on a property in Moorestown, New Jersey currently leased to Cendant Operations, Inc. The decrease in interest expense was due to lower interest incurred on WPC's advances on its line of credit as the result of lower average outstanding balances for the comparable quarters. The decrease in property expenses was directly attributable to the termination of the management contract in connection with the June 2000 acquisition of the real estate management operations as WPC is no longer charged asset management fees. Management fees incurred in 2000 were $957. The decrease in depreciation was due to the disposition of a majority interest in the Federal Express Corporation property in Colliersville, Tennessee in December 2000 to an affiliate.

Lease revenues (rental income and interest income from direct financing leases) decreased. The decrease was attributable to the sale of the majority interest in the Federal Express property. During the quarter ended March 31, 2000, revenues from the Federal Express lease were $1,041. The remaining interest in the property is now accounted for under the equity method of accounting. Under the equity method, WPC recognizes its share of the net income from the Federal Express investment, but does not record pro rata rents for financial statement purposes. The application of proceeds from the December 2000 sale of the majority interest in the Federal Express property to the outstanding balance on the line of credit directly contributed to the decrease in interest expense.

WPC incurred a net loss of $235 from its management services operations. Excluding the non-cash charges of $3,163 for the amortization of intangibles and goodwill, management services would have reflected income of $2,928. Management fee income earned from affiliates was comprised of transaction fees of $2,032 and asset-based fees and reimbursements of $5,511. Transaction fees included fees from structuring purchase transactions for three acquisitions and a refinancing fee on obtaining a new mortgage financing on a property at a lower rate of interest. Transaction-based fees for the quarter are not necessarily representative of transaction-based fees for the full year and Management projects an increase in transaction-based activity for the second half of the year. Management expects asset-based management fee income to increase as it is projected that Corporate Property Associates 14 will achieve the criterion that will result in WPC earning performance fees under the advisory agreement with Corporate Property Associates 14.

                              W. P. CAREY & CO. LLC


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

               (in thousands, except share and per share amounts)

The increase in general and administrative expenses was due to the acquisition of the workforce in connection with acquiring the management services operations. Approximately 84% of the increase in general and administrative costs resulted from increases in personnel-related costs with the remaining increase primarily due to corporate-level expenses attributable to management services operations.

WPC acquired a 90% interest in a joint venture that has entered into a build-to-suit commitment in Strasbourg, France which will be net leased to Bouygues Telecom S.A., an existing lessee. The expected completion date of the property is November 2001. The lease will have an initial term of nine and a half years and annual rents will be approximately $2,000.

Annual rents will decrease by $898 as a result of selling seven properties during the quarter ended March 31, 2001, including the property leased to High Voltage Engineering Corporation.

FINANCIAL CONDITION:

Cash flows from operations for the period ended March 31, 2001 of $13,916 were not fully sufficient to fund dividends to shareholders of $14,202. Cash flows from operations for the quarter ended March 31, 2001 are not expected to be representative of cash flows from operations for the full year as transaction-based revenues are projected to be higher during the next three quarters. In addition, cash generated from operations was offset by timing differences in receipts and payments on other operating assets and liabilities, such as the timing of interest payments on WPC's advances on the line of credit.

Investing activities included using $4,699 for purchases of real estate and additional capital expenditures, including $3,210 used to commence construction of the Bouygues Telecom build-to-suit project; $859 for the expansion at the Sprint property, $426 related to the redevelopment of the former Copeland Beverage Group property in Los Angeles and a property in Broomfield, Colorado and $204 to fund other improvements. The Company received $6,835 in cash and a note receivable of $700 in connection with the sale of seven properties. In addition, WPC received $1,036 from the sale of an equity investment in a property in Carlsbad, California. Management continues to evaluate the real estate portfolio and is actively seeking to sell smaller properties, as such properties require more intensive asset-management services than larger single-tenant net lease properties. In January 2001, WPC paid an installment of deferred acquisition fees for $520 relating to 1998 and 1999 purchases to WPC's former management company. Deferred acquisition fees are payable over a period of no less than eight years.

During 2000, WPC committed to fund expansions at the Sprint Spectrum L.P. property in Rio Rancho, New Mexico and the AT&T Corporation property in Bridgeton, Missouri. The Sprint expansion has been completed, and annual rent from Sprint will increase by approximately $270. The funding commitment at the AT&T property, which is expected to be completed by July 2001 is for up to $4,000, which will be funded in full upon completion. Costs to complete the Bouygues Telecom build-to-suit are estimated to be $20,000.

On March 23, 2001, the Company entered into a new line of credit agreement which in effect renewed and extended its original revolving line of credit for three years through March 2004 on substantially the same terms. The revolving line of credit provides for borrowings of up to $185,000, with a one-time right to increase the commitment to up to $225,000. Borrowings on the credit facility were stable and have increased by $6,000 to $100,000 since December 31, 2000.

Effective January 1, 2001, WPC acquired the remaining minority interest in the CPA(R) Partnerships for $2,811 which was paid through the issuance of 151,964 shares. As a result, annual distribution commitments to minority interests of approximately $300 have been eliminated. Concurrent with the purchase of the remaining interests, certain CPA(R) Partnerships were merged so that as of January 1, 2001 the four remaining partnerships will be wholly-owned subsidiaries. With the reduction in the number of partnerships and the elimination of the minority interest owners, WPC expects to achieve certain operating efficiencies. In connection with meeting specified performance criteria as of December 31, 2000, WPC was obligated to issue 500,000 shares.

                              W. P. CAREY & CO. LLC


                                     PART II


Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(in thousands)

$158,426 of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of March 31, 2001 ranged from 4.56% to 8.28%.

                           2001         2002        2003          2004         2005      Thereafter      Total       Fair Value
                           ----         ----        ----          ----         ----      ----------      -----       ----------

Fixed rate debt           $ 5,508     $ 9,637      $10,163      $ 27,122      $ 8,095      $97,901       $158,426    $162,436
Average interest rate       7.83%       7.72%        7.78%         7.71%        7.62%        7.55%
Variable rate debt         12,257         919          950       101,018        1,051       16,392        132,587     132,587


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended March 31, 2001, no matters were submitted to a vote of Security Holders.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         None

(b)      Reports on Form 8-K:

         During the quarter ended March 31, 2001 the Company was not required to file any reports on Form 8-K.

                              W. P. CAREY & CO. LLC


                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               W. P. CAREY & CO. LLC






      5/11/01           By:     /s/ John J. Park
  -------------                ----------------------------------------
       Date                         John J. Park
                                    Executive Vice President, Treasurer and
                                    Chief Financial Officer
                                    (Principal Financial Officer)



      5/11/01           By:     /s/ Claude Fernandez
  -------------                ----------------------------------------
       Date                         Claude Fernandez
                                    Executive Vice President and
                                    Chief Administrative Officer
                                    (Principal Accounting Officer)