Form 10-Q
period 2001-06-30
CAREY W P & CO LLC
filed 2001-08-10
CIK 1025378

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  For the quarterly period ended JUNE 30, 2001

                                       of

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


            W. P. Carey & Co. LLC has 34,510,475 Listed Shares, no par value outstanding at August 9, 2001.

                              W. P. CAREY & CO. LLC


                                      INDEX


                                                                                    Page No.
                                                                                    --------
PART I

Item 1. - Financial Information*

               Condensed Consolidated Balance Sheets as of June 30, 2001
               and December 31, 2000                                                       2

               Condensed Consolidated Statements of Operations for the
               three and six months ended June 30, 2001 and 2000                           3

               Condensed Consolidated Statements of Comprehensive Income
               for the three and six months ended June 30, 2001 and 2000                   4

               Condensed Consolidated Statements of Cash Flows for the
               six months ended June 30, 2001 and 2000                                   5-6

               Notes to Condensed Consolidated Financial Statements                     7-11


Item 2. - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                     12-15


PART II - Other Information

Item 3. -      Quantitative and Qualitative Disclosures About Market Risk                 16

Item 4. -      Submission of Matters to a Vote of Security Holders                        16

Item 6. -      Exhibits and Reports on Form 8-K                                           16

Signatures                                                                                17



*The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                              W. P. CAREY & CO. LLC

                                     PART I
                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)


                                                                              June 30, 2001         December 31, 2000
                                                                              -------------         -----------------
                                                                               (Unaudited)               (Note)
         ASSETS:
Real estate leased to others under the operating method, net of accumulated depreciation of  $28,828 and $24,159
    at June 30, 2001 and December 31, 2000                                         $408,633              $414,006
Net investment in direct financing leases                                           273,339               287,876
Operating real estate, net of accumulated depreciation of $1,759 and
    $1,442 at June 30, 2001 and December 31, 2000                                     6,228                 6,502
Real estate under construction and redevelopment                                     22,593                13,359
Equity investments                                                                   54,875                47,224
Assets held for sale                                                                  9,045                 2,573
Cash and cash equivalents                                                             9,176                10,165
Due from affiliates                                                                  12,166                 7,945
Intangible assets, net of accumulated amortization                                   88,322                94,183
Other assets                                                                         20,156                20,409
                                                                                   --------              --------
           Total assets                                                            $904,533              $904,242
                                                                                   ========              ========

         LIABILITIES, MINORITY INTEREST AND
            MEMBERS' EQUITY:

Liabilities:
Mortgage notes payable                                                             $187,801              $196,094
Notes payable                                                                       106,000                94,066
Accrued interest                                                                      1,567                 2,655
Due to affiliates                                                                     6,318                15,308
Dividends payable                                                                    14,655                14,182
Accrued taxes                                                                         1,873                 2,688
Other liabilities                                                                    15,048                16,374
                                                                                   --------              --------
           Total liabilities                                                        333,262               341,367
                                                                                   --------              --------
Minority interest                                                                       718                   802
                                                                                   --------              --------
Commitments and contingencies

Members' equity:
Listed shares, no par value; 34,482,165 and 33,604,716 shares issued and
    outstanding at June 30, 2001 and December 31, 2000                              658,703               644,749
Distributions in excess of accumulated earnings                                     (79,023)              (74,260)
Unearned compensation                                                                (5,427)               (5,291)
Accumulated other comprehensive loss                                                 (3,700)               (3,125)
                                                                                   --------              --------
           Total members' equity                                                    570,553               562,073
                                                                                   --------              --------
           Total liabilities, minority interest and members' equity                $904,533              $904,242
                                                                                   ========              ========

      The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date.

                              W. P. CAREY & CO. LLC

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               (in thousands, except per share and share amounts)

                                                        Three Months Ended June 30,           Six Months Ended June 30,
                                                        ---------------------------          -------------------------
                                                           2001              2000              2001              2000
                                                           ----              ----              ----              ----

Revenues:
   Rental income                                    $     11,745      $     13,079      $     23,571      $     25,822
   Interest income from direct financing leases            8,167             8,436            16,356            16,760
   Management income from affiliates                      13,505             2,843            21,048             2,843
   Other income                                              502               630             3,213             1,482
   Other interest income                                     292               170               535               205
   Revenue from hotel operations                           1,447             1,453             2,832             2,775
                                                    ------------      ------------      ------------      ------------
                                                          35,658            26,611            67,555            49,887
                                                    ------------      ------------      ------------      ------------

Expenses:
   Interest                                                5,356             6,874            10,952            12,884
   Depreciation                                            2,672             3,663             5,284             6,582
   Amortization                                            3,467               437             7,313               645
   General and administrative                              6,650             2,405            12,891             4,090
   Property expenses                                       2,767             2,179             4,069             3,845
   Termination of management contract                         --            38,000                --            38,000
   Impairment of real estate                                  --               331                --               331
   Operating expenses from hotel operations                1,109             1,186             2,303             2,357
                                                    ------------      ------------      ------------      ------------
                                                          22,021            55,075            42,812            68,734
                                                    ------------      ------------      ------------      ------------

       Income (loss) before minority interest
         in loss (income), income from
         equity investments, gain (loss)
         on sale and income taxes                         13,637           (28,464)           24,743           (18,847)

Minority interest in loss (income)                            18              (702)               62            (1,572)
                                                    ------------      ------------      ------------      ------------

       Income (loss) before income from equity
         investments, gain (loss) on sale and
         income taxes                                     13,655           (29,166)           24,805           (20,419)

Income from equity investments                               778               108             2,230             1,330
                                                    ------------      ------------      ------------      ------------

       Income (loss) before gain (loss) on sale
         and income taxes                                 14,433           (29,058)           27,035           (19,089)

Gain (loss) on sale of real estate and equity
   investment                                                224               (18)              441              (134)
                                                    ------------      ------------      ------------      ------------

       Income (loss) before income taxes                  14,657           (29,076)           27,476           (19,223)

Provision for income taxes                                (2,905)             (965)           (3,085)           (1,193)
                                                    ------------      ------------      ------------      ------------

       Net income (loss)                            $     11,752      $    (30,041)     $     24,391      $    (20,416)
                                                    ------------      ------------      ------------      ------------

Basic earnings (loss) per share:                    $        .34      $      (1.18)     $        .71      $       (.80)
                                                    ============      ============      ============      ============
Diluted earnings (loss) per share:                  $        .34      $      (1.18)     $        .70      $       (.80)
                                                    ============      ============      ============      ============

Weighted average shares outstanding:
       Basic                                          34,402,356        25,425,965        34,336,036        25,525,951
                                                    ============      ============      ============      ============
       Diluted                                        34,719,525        25,425,965        34,652,212        25,525,951
                                                    ============      ============      ============      ============

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                              W. P. CAREY & CO. LLC

                      CONDENSED CONSOLIDATED STATEMENTS OF
                        COMPREHENSIVE INCOME (UNAUDITED)

                                 (in thousands)

                                                          Three Months Ended June 30,             Six Months Ended June 30,
                                                          ---------------------------             -------------------------
                                                            2001               2000                 2001              2000
                                                            ----               ----                 ----              ----
Net income (loss):                                         $11,752           $(30,041)           $24,391            $(20,416)
                                                           -------           --------            -------            --------

Other comprehensive (loss) income:
Change in unrealized gain on marketable securities              10               (277)               135                (216)
Foreign currency translation (loss) income                    (122)               289               (710)               (572)
                                                           -------           --------            -------            --------
      Other comprehensive(loss) income                        (112)                12               (575)               (788)
                                                           -------           --------            -------            --------

      Comprehensive income (loss)                          $11,640           $(30,029)           $23,816            $(21,204)
                                                           =======           ========            =======            ========


    The accompanying notes are an integral part of the condensed consolidated financial statements.

                              W. P. CAREY & CO. LLC

           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                       Six Months Ended June 30,
                                                                                       -------------------------
                                                                                       2001                  2000
                                                                                       ----                  ----
Cash flows from operating activities:
   Net income (loss)                                                                $ 24,391              $(20,416)
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                                  12,597                 7,227
       Amortization of deferred income                                                  (295)                 (283)
       (Gain) loss on sale of real estate and equity investments                        (441)                  134
       Minority interest in (loss) income                                                (62)                1,572
       Straight-line rent adjustments                                                   (449)               (1,042)
       Income from equity investments in excess of distributions received                  -                   (27)
       Termination of management contract                                                  -                38,000
       Management income received in shares of affiliates                             (6,751)                    -
       Costs paid by issuance of shares                                                   70                 1,297
       Writeoff of cumulative straight-line rent adjustment                            1,321                     -
       Amortization of unearned compensation                                             958                     -
       Provision for uncollected rents                                                   746                   362
       Impairment of real estate                                                           -                   331
       Structuring fees receivable                                                    (2,303)                    -
       (Decrease) increase in accrued interest payable                                (1,088)                  315
       Decrease in income taxes payable                                                 (815)                  (33)
       Net change in other operating assets and liabilities                           (3,439)               (1,690)
                                                                                    --------              --------
           Net cash provided by operating activities                                  24,440                25,747
                                                                                    --------              --------

Cash flows from investing activities
   Distributions in excess of income from equity investments                             301                     -
   Purchases of real estate and equity investments                                    (8,591)              (11,267)
   Additional capital expenditures                                                    (1,469)                 (866)
   Proceeds from sale of property and equity investments                               7,522                   982
   Payment of deferred acquisition fees                                                 (520)                 (392)
   Cash acquired on acquisition of business operations                                     -                   212
                                                                                    --------              --------
           Net cash used in investing activities                                      (2,757)              (11,331)
                                                                                    --------              --------

Cash flows from financing activities:
   Dividends paid                                                                    (28,680)              (21,482)
   Contributions from minority interest                                                  162                     -
   Distributions to minority interest                                                      -                (1,172)
   Proceeds from issuance of shares                                                    1,836                     -
   Payments of mortgage principal and notes payable                                  (38,486)               (3,421)
   Proceeds from note payable                                                         34,000                30,094
   Proceeds from mortgages payable                                                    10,459                     -
   Payment of financing costs                                                         (1,595)                    -
   Repurchases of shares                                                                (325)              (12,204)
   Other                                                                                   -                    18
                                                                                    --------              --------
           Net cash used in financing activities                                     (22,629)               (8,167)
                                                                                    --------              --------

Effect of exchange rate changes on cash                                                  (43)                  (29)
                                                                                    --------              --------
           Net (decrease) increase in cash and cash equivalents                         (989)                6,220

Cash and cash equivalents, beginning of period                                        10,165                 2,297
                                                                                    --------              --------

           Cash and cash equivalents, end of period                                 $  9,176              $  8,517
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

                              W. P. CAREY & CO. LLC

                      (in thousands, except share amounts)

Noncash operating, investing and financing activities:

A. In connection with the acquisition of Carey Management LLC in June 2000, the Company has an obligation to issue up to an additional 2,000,000 shares over four years, if specified performance criteria are achieved. The performance criteria for the period ended December 31, 2000 were achieved, and as a result, 500,000 shares ($8,145) were issued during the six months ended June 30, 2001. In addition, the Company issued 151,964 shares ($2,811) in connection with acquiring the remaining special partner interests in the CPA(R) Partnerships. The issuance of the shares has been recorded as follows:

               Goodwill                                    $  9,050
               Other assets and liabilities, net              1,906
               Shares issued                                (10,956)
                                                           --------
                                                                  -
                                                           ========


B. During the six months ended June 30, 2001 and 2000, the Company issued restricted shares of $67 and $2,345, respectively, to affiliated parties, including directors, in consideration of services rendered. Restricted shares valued at $1,208 have been issued to employees and recorded as unearned compensation. Unvested restricted shares and options of $106 issued were forfeited. Included in compensation expense for the six months ended June 30, 2001 was $958 relating to restricted shares and options held by employees.

C. During the six-month period ended June 30, 2001, the Company purchased an equity interest in an affiliate in consideration for issuing a promissory note of $1,000.

D. In connection with the sale of a property during the six months ended June 30, 2001, the Company received a note receivable of $700 in partial consideration for the sale.

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                              W. P. CAREY & CO. LLC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           (dollars in thousands, except share and per share amounts)


Note 1:  Basis of Presentation/Accounting Policies:

The accompanying unaudited condensed consolidated financial statements of W. P. Carey & Co. LLC ("the Company") and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All significant inter-entity balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2.  Transactions with Related Parties:

The Company earns fees as the Advisor to the four affiliated CPA(R) REITs, Corporate Property Associates 10 Incorporated ("CPA(R):10"), Carey Institutional Properties Incorporated ("CIP(R)"), Corporate Property Associates 12 Incorporated ("CPA(R):12") and Corporate Property Associates 14 Incorporated ("CPA(R):14"). Under the advisory agreements with the CPA(R) REITs, the Company performs services related to the day-to-day management of the CPA(R) REITs and transaction-related services. In addition, the Company's broker-dealer subsidiary earns fees in connection with the on-going "best efforts" public offering of CPA(R):14. The Company earns an asset management fee of -1/2 of 1% per annum of Average Invested Assets, as defined in the Agreements, for each CPA(R) REIT and, based upon certain performance criteria for each CPA(R) REIT, may be entitled to receive a performance fee of -1/2 of 1% of Average Invested Assets. The Company is reimbursed for the cost of personnel provided for the administration of the CPA(R) REITs. For the three-month and six-month periods ended June 30, 2001, asset-based fees and reimbursements earned were $10,182 and $15,693, respectively, and $30 from the date of acquisition of the advisory contracts (June 29, 2000) through June 30, 2000. The performance criteria for CPA(R):14 were satisfied for the first time during the three months ended June 30, 2001, resulting in the Company's recognition of $3,112 for the period December 1997 through March 2001. For the three-month and six-month periods ended June 30, 2001, the Company earned transaction fees of $3,323 and $5,355, respectively, and $2,813 from the date of acquisition of the advisory contracts through June 30, 2000 in connection with structuring and negotiating real estate acquisitions and mortgage financing for the CPA(R) REITs.

As a result of the cancellation of its Management Agreement in June 2000, the Company no longer incurs management fees and general and administrative reimbursements. For the three-month and six-month periods ended June 30, 2000, the Company incurred management fees of $967 and $1,924, respectively, and general and administrative reimbursements of $372 and $729, respectively.

                              W. P. CAREY & CO. LLC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
           (dollars in thousands, except share and per share amounts)


Note 3. Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues for the six-month periods ended June 30, 2001 and 2000 are as follows:

                                                                            2001                  2000
                                                                            ----                  ----
Per Statements of Income:
     Rental income                                                        $23,571               $25,822
     Interest income from direct financing leases                          16,356                16,760
Adjustment:
     Share of leasing revenues applicable to minority interests              (241)                 (229)
     Share of leasing revenues from equity investments                      3,405                 1,618
                                                                          -------               -------
                                                                          $43,091               $43,971
                                                                          =======               =======

For the six months ended June 30, 2001 and 2000, the Company earned its net leasing revenues (i.e., rental income and interest income from direct financing leases) from more than 80 lessees. A summary of net leasing revenues is as follows:

                                                                    2001         %          2000         %
                                                                    ----         -          ----         -
      Dr Pepper Bottling Company of Texas                         $ 2,159        5%       $ 2,124        5%
      Gibson Greetings, Inc., a wholly-owned subsidiary of
          American Greetings, Inc.                                  2,049        5          2,011        5
      Detroit Diesel Corporation                                    2,031        5          1,829        4
      Orbital Sciences Corporation                                  1,328        3          1,328        3
      Federal Express Corporation (a)                               1,286        3          2,889        7
      Quebecor Printing, Inc.                                       1,285        3          1,254        3
      America West Holdings Corp.                                   1,269        3          1,269        3
      Thermadyne Holdings Corporation                               1,263        3          1,214        3
      Livho, Inc.                                                   1,260        3          1,613        4
      AutoZone, Inc.                                                1,239        3          1,236        3
      Furon Company                                                 1,207        3          1,207        3
      Lockheed Martin Corporation                                   1,159        3          1,224        3
      The Gap, Inc.                                                 1,103        3          1,103        3
      Sybron International Corporation                              1,081        3          1,081        2
      Checkfree Holdings Corporation Inc. (b)                       1,044        2            646        1
      Unisource Worldwide, Inc.                                       867        2            835        2
      BellSouth Telecommunication, Inc.                               855        2            642        1
      Information Resources, Inc. (b)                                 822        2            729        2
      AP Parts International, Inc.                                    808        2            808        2
      Sybron Dental Specialties Inc.                                  807        2            732        2
      CSS Industries, Inc.                                            803        2            798        2
      Red Bank Distribution, Inc.                                     790        2            700        2
      Brodart, Co.                                                    760        2            760        2
      Peerless Chain Company                                          732        2            732        2
      United States Postal Service                                    667        1            545        1
      Sprint Spectrum, L.P.                                           582        1            577        1
      Duff-Norton Company, Inc.                                       555        1            582        1
      Eagle Hardware & Garden, Inc., a wholly-owned
          subsidiary of Lowe's Companies Inc.                         545        1            692        2
      Cendant Operations, Inc.                                        537        1            537        1
      Anthony's Manufacturing Company, Inc.                           479        1            473        1
      Bouygues Telecom, S.A.                                          461        1              -        -
      United Stationers Supply Company                                458        1            458        1
      Other (c)                                                    10,800       24         11,343       23
                                                                  -------      ---        -------      ---
                                                                  $43,091      100%       $43,971      100%
                                                                  =======      ===        =======      ===

                              W. P. CAREY & CO. LLC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
           (dollars in thousands, except share and per share amounts)


(a) Represents the Company's 40% pro rata equity ownership in 2001. The Company owned a 100% interest in 2000.

(b) Represents the Company's proportionate share of lease revenue from its equity investment.

(c) Includes proportionate share of lease revenues from the Company's equity investments and net of proportionate share applicable to its minority interest owners.


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

Meristar's financial statements for the quarter ended March 31, 2001 reported total assets of $3,101,851 and shareholders' equity of $1,119,317 as of March 31, 2001 and revenues of $302,684 and net income of $11,815 for the three months then ended. As of August 3, 2001, Meristar's quoted share price was $21.74, resulting in an aggregate value of the Company's units of approximately $16,963 if converted. The carrying value of the equity interest in the Meristar operating partnership as of June 30, 2001 was $19,162.

The Company owns equity interests with affiliates in four entities that each own real estate net leased to a single tenant. The entities lease property to Federal Express Corporation, Information Resources Inc., Checkfree Holdings, Inc. and Titan Corporation. In addition, the Company owns common stock in the four CPA(R) REITs with which it has advisory agreements. Combined financial information of the affiliated equity investees is summarized as follows:

                                                       June 30, 2001        December 31, 2000
                                                       -------------        -----------------
        Assets                                           $1,885,556            $1,745,901
        Liabilities                                         849,393               789,984
        Partners' capital/Shareholders' equity            1,036,163               955,917

                                                Six Months Ended June 30,
                                                -------------------------
                                              2001                     2000
                                              ----                     ----
                   Revenues                 $107,916                 $ 4,788
                   Expenses                  (65,038)                 (3,274)
                                            --------                 -------
                   Net income               $ 42,878                 $ 1,514
                                            ========                 =======

As of June 30, 2001, the Company owns 20,000 shares of CPA(R):10, 179,978 shares of CIP(R), 217,535 shares of CPA(R):12 and 322,080 shares of CPA(R):14.

                              W. P. CAREY & CO. LLC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
           (dollars in thousands, except share and per share amounts)


Note 5.  Segment Reporting:

The Company operates in two business segments - real estate and the net lease management operations of affiliates. The management operations were acquired in June 2000. The two segments are summarized as follows:

Six months ended June 30,                      Management          Real Estate         Other(1)        Total Company
-------------------------                      ----------          -----------         -----           -------------
    Revenues:
         2001                                    $ 21,048           $ 43,675            $2,832           $ 67,555
         2000                                       2,843             44,269             2,775             49,887

  Operating and interest expenses(4)
 (excluding depreciation, amortization
  and provision for income taxes):
         2001                                      10,663             17,249             2,303             30,215
         2000                                         566             20,584             2,357             23,507

    Income from equity investments:
         2001                                         141              2,089                 -              2,230
         2000                                           -              1,330                 -              1,330

    Net operating income(2)(3)(4):
         2001                                       7,011             22,362               529             29,902
         2000                                       1,924             15,729               418             18,071

    Long-lived assets:
         June 30, 2001                            116,881            752,092             6,228            875,201
         December 31, 2000                        105,504            761,028             7,136            873,668

    Total assets:
         June 30, 2001                            119,761            776,800             7,972            904,533
         December 31, 2000                        111,375            784,628             8,239            904,242


      (1)   Primarily consists of the Company's hotel operations.

      (2) Excludes amortization of intangibles and goodwill of $5,952 and $353 in 2001 and 2000, respectively.

      (3)   Net operating income excludes gains and losses on sales.

      (4) Excludes the writeoff of an acquired management contract of $38,000 in 2000.


Note 6.  Gain on Sale of Real Estate Interests:

During the six months ended June 30, 2001, the Company sold seven properties and an equity investment in a real estate partnership for proceeds of $8,222 (including a note for $700) and recognized net gain on sales of $441.


Note 7.  Assets Held for Sale:

On July 20, 2001, the Company sold its property in Forrest City, Arkansas leased to Duff-Norton Company, Inc. for approximately $9,400. The funds are held by an intermediary in an escrow account for the purpose of entering into a Section 1031 noncash exchange which, under the Internal Revenue Code, would allow the Company to acquire like-kind real properties within a stated period in order to defer a taxable gain of approximately $8,900. If a like-kind exchange is accomplished, the taxable gain will not be recognized until the properties acquired using the proceeds in the escrow account are sold.

                              W. P. CAREY & CO. LLC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
           (dollars in thousands, except share and per share amounts)


Note 8.  Accounting Pronouncements:

On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles," which establish accounting and reporting standards for business combinations and certain assets and liabilities acquired in business combinations.

SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. Use of the pooling-of-interests method for business combinations is no longer permitted. The adoption of SFAS 141 will not have a material effect on the Company's financial statements.

SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001 and must be adopted at the beginning of a fiscal year. Early adoption and retroactive application of SFAS No. 142 are not permitted in 2001. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets will no longer be amortized but will be tested for impairment at least annually. Intangible assets acquired in business combinations will only be amortized if such assets are capable of being separated or divided and sold, transferred, licensed, rented or exchanged or arise from contractual or legal rights, and will be amortized over their useful lives.

The Company will adopt the provisions of SFAS No. 142 for the fiscal year beginning January 1, 2002. With the acquisition of real estate management operations in 2000, the Company allocated a portion of the purchase price to goodwill and other identifiable intangible assets. In adopting SFAS No. 142, the Company will discontinue amortization of existing goodwill. Based on the current amount of goodwill, amortization of goodwill in 2001 is expected to approximate $3,150. The Company will also be required to evaluate its intangible assets to determine whether a portion of such intangible assets will continue to be amortized. The results of any evaluation of existing intangible assets cannot be determined at this time.

                              W. P. CAREY & CO. LLC


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               (In thousands, except share and per share amounts)

The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto as of June 30, 2001 of W. P. Carey & Co. LLC and its subsidiaries ("WPC") included in this quarterly report and WPC's Annual Report on Form 10-K for the year ended December 31, 2000. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of WPC to be materially different from the results of operations or plans expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by WPC that the results or conditions described in such statements or the objectives and plans of WPC will be achieved.

RESULTS OF OPERATIONS:

Effective June 29, 2000, WPC acquired the real estate management operations of an affiliate by issuing 8 million shares. Since that date, WPC is engaged in two reportable operating segments, real estate operations and management services as the Advisor to four affiliated real estate investment trusts (the "CPA(R) REITs"). Accordingly, the results of operations for the three-month and six-month periods ended June 30, 2001 and 2000 are not fully comparable. WPC had net income of $11,752 and $24,391 for the three-month and six-month periods ended June 30, 2001 and incurred net losses of $30,041 and $20,416 for the three-month and six-month periods ended June 30, 2000. Upon acquisition of the management services operation in June 2000, the Company incurred a charge of $38,000 in connection with terminating its management contract. Excluding the charge on the termination of the management contract in 2000, income for the comparable three-month and six-month periods increased by $3,793 and $6,807, respectively, as compared with the three-month and six-month periods ended June 30, 2000. The increases in income were due to improved results from WPC's real estate operations and the income from the management services operations. Total revenues for the three-month and six-month periods ended June 30, 2001 reflected increases of $9,047 and $17,668 as compared with 2000. The increase in revenues was due to fees earned from management services operations.

The results for 2001 include $5,952 of noncash charges for amortization of goodwill and intangible assets, and the results for 2000 include $1,521 of minority interest income that was applicable to affiliates' interests in the real estate operations. These minority interests have now been exchanged for shares of WPC.

Net income from real estate operations increased to $10,337 from $6,121 and to $22,803 from $15,595 for the three-month and six-month periods ended June 30, 2001 as compared with the three-month and sixth-month periods ended June 30, 2000. Excluding gains and losses on the sale of real estate interests, income would have increased by $3,757 and $6,633 for the comparable three-month and six-month periods. Both the three-month and six-month periods benefited from increases in equity income and decreases in interest expense and depreciation. For the six-month period ended June 30, 2001, there was a substantial increase in other income, which consists of revenues from real estate other than lease revenues. The increase in other income of $1,731 for the comparable six months was due to a $2,500 final settlement of a bankruptcy claim in the first quarter against a former lessee, New Valley Corporation, relating to the termination of a lease in 1993 on a property in Moorestown, New Jersey. The Moorestown property is now leased to Cendant Operations, Inc. WPC is continuing to seek settlements with other former lessees; however, the timing of such settlements and the amounts that will be received cannot be estimated. Accordingly, WPC has not recognized any income from its pending settlement actions. The decrease in interest expense was due to lower interest incurred on WPC's advances on its line of credit as the result of both lower average outstanding balances and lower interest rates for the comparable periods. The decrease in depreciation was primarily due to the disposition of a majority interest in the Federal Express Corporation property in Colliersville, Tennessee in December 2000 to an affiliate. The increase in property expenses in 2001 was affected by a noncash charge for the writeoff of $1,321 of straight-line rents as uncollectible in connection with a lease amendment. Excluding the writedown, property expense would have reflected a decrease and was directly attributable to the termination of the management contract in connection with the June 2000 acquisition of the real estate management operations as WPC is no longer charged asset management fees. Management fees incurred in 2000 were $967 and $1,924 for the three-month and six-month periods ended June 30, 2000.

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

               (in thousands, except share and per share amounts)

Lease revenues (rental income and interest income from direct financing leases) decreased as a result of the sale of a 60% majority interest in the Federal Express property. During the six months ended June 30, 2000, revenues from the Federal Express lease were $2,762. The remaining 40% interest in the property is now accounted for under the equity method of accounting. Under the equity method, WPC recognizes its share of the net income or loss from the Federal Express investment, but does not record pro rata rents nor depreciation expense for financial statement purposes. The increase in equity income was due to improved results from WPC's ownership interest in the operating partnership of Meristar Hospitality Corp., a publicly-traded real estate investment trust, and, to a lesser extent, income from investments in the four affiliated CPA(R) REITs which were initially acquired in June 2000.

Net income from WPC's management services operations for the three-month and six-month periods ended June 30, 2001 was $1,294 and $1,059, respectively, and is not fully comparable to net income of $1,571 for the three-month and six-month periods ended June 30, 2000 as the acquisition of the management services operations occurred June 29, 2000. Results for the three-month and six-month periods ended June 30, 2001 include noncash charges for amortization of goodwill and intangible assets of $2,789 and $5,952, respectively, and $353 for the periods ended June 30, 2000. The results for the prior-year periods primarily reflect transaction fees, while the current-year periods more fully reflect the results of an on-going business operation and also include substantial asset-based income and the general and administrative expenses necessary to operate an on-going business. Excluding the charges for amortization, income would have been $4,083 and $7,011 for the three-month and six-month periods ended June 30, 2001 and $1,924 for the periods ended June 30, 2000.

Total revenues earned by the management services operations for the three-month and six-month periods ended June 30, 2001 were $13,406 and $21,048, respectively, compared with $2,843 for the three-month and six-month periods ended June 30, 2000. Management fee income earned from affiliates was comprised of transaction fees of $3,562 and $5,751 and asset-based fees and reimbursements of $9,944 and $15,297 for the three-month and six-month periods ended June 30, 2001. Transaction fees included fees from structuring acquisition and refinancing transactions. Transaction-based fees are seasonal, and Management currently projects an increase in transaction-based activity for the second half of the year. Asset-based management income was $11,619 for the six months ended June 30, 2001. The asset-based management income includes fees based on the value of CPA(R) REIT real estate assets under management. A portion of the CPA(R) REIT management fees is based on each CPA(R) REIT meeting specific performance criteria (the "performance fee") and WPC earns this performance fee income only when the performance criteria of each CPA(R) REIT are being achieved. During the second quarter, the performance criteria for Corporate Property Associates 14 Incorporated ("CPA(R):14") were satisfied for the first time, resulting in WPC's recognition of a performance fee of $3,112 for the period December 1997 through March 31, 2001. WPC had not previously earned performance fees from CPA(R):14. For the quarter ended June 30, 2001, WPC earned performance fees of $972 from CPA(R):14. Based on CPA(R):14's current asset base, annual performance fees earned under the advisory agreement are expected to be approximately $3,500. CPA(R):14 continues to invest funds from its "best efforts" public offering in net lease real estate. As the real estate asset base of CPA(R):14 continues to increase, the management and performance fees earned under WPC's advisory agreement with CPA(R):14 are expected to increase. CPA(R):14's public offering will terminate no later than November 16, 2001, and it will still have funds raised from the offering available for investment for at least several months. Additionally, a new CPA(R) REIT has been formed and Management anticipates a "best efforts" public offering to commence in the fourth quarter.

The increase in general and administrative expenses was due to the acquisition of the management services operations. Approximately 87% of the increase in general and administrative costs resulted from personnel-related costs with the remaining increase attributable to management services operations. The portion of personnel costs necessary to administer the CPA(R) REITs is billed back to the REITs and is recognized as management income. Because the results of the management services operations for 2000 include only three days of operations, expenses for the first six months of 2000 related to management services operations were minimal.

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

               (in thousands, except share and per share amounts)

WPC acquired a 90% interest in a joint venture that has entered into a build-to-suit commitment in Strasbourg, France which will be net leased to Bouygues Telecom S.A., an existing lessee. The expected completion date of the property is November 2001. The lease will have an initial term of nine and a half years and annual rents will be approximately $2,000. During 2000, WPC committed to fund an expansion at the Sprint Spectrum L.P. property in Rio Rancho, New Mexico. The Sprint expansion was completed in July 2001, and annual rent from Sprint has increased by approximately $270. The Company also committed to fund a $4,000 expansion of the AT&T property in Bridgeton, Missouri. The expansion is scheduled to be completed in the third quarter and AT&T's annual rent will increase by $360.

In July 2001, the Company sold its property in Forrest City, Arkansas to the lessee, Duff-Norton Company, Inc. for $9,400. Annual rent from the Duff-Norton lease was $1,164. In order to defer the substantial taxable gain from the sale, the sale has been structured as a 1031 like-kind exchange and requires WPC to use the proceeds within a stated period to acquire new properties. In addition, annual rents have decreased by $898 as a result of selling seven properties during the six months ended June 30, 2001.

WPC amended its lease with Livho, Inc., the lessee of the Holiday Inn in Livonia, Michigan. As amended, annual rent was retroactively reduced to $2,520 from $3,109 effective January 1, 2001. In addition, the lease term shortened and future stated rent increases have been adjusted. As amended, annual rents will be renegotiated during each lease extension period and, if market conditions permit, will allow for negotiating higher rents, but no less than $2,621. Due to the cyclical nature of the hotel business, Management concluded that scheduled rent increases would not be collectible if the lessee's business could not support the rental obligation. WPC wrote off $1,321 of straight-line rents during the second quarter in connection with amending the Livho lease, with such charges included in property expenses in the accompanying condensed consolidated financial statements. With more frequent renewal periods, rentals can be more closely matched with existing business conditions.

FINANCIAL CONDITION:

Cash flows from operations of $24,440 for the period ended June 30, 2001 were not sufficient to fund dividends to shareholders of $28,680. Cash flows from operations for the six-month period ended June 30, 2001 are not expected to be representative of cash flows from operations for the full year as both transaction-based and asset-based management revenues are projected to be higher during the second half of the year. In addition, cash from operations was affected by certain compensation-related costs that are paid annually during the second quarter but are accrued for proportionately throughout the year. Additionally, a higher proportion of partnership-level tax payments are usually paid in the second quarter.

Investing activities included using $10,060 for purchases of real estate and additional capital expenditures, including $7,489 used for the construction of the Bouygues Telecom facility, $877 for the expansion at the Sprint property, $952 related to the redevelopment of the former Copeland Beverage Group property in Los Angeles and a property in Broomfield, Colorado and $742 to fund other improvements. The funding commitment at the AT&T property, which is expected to be completed and paid in August 2001, is expected to amount to $4,000. Costs to complete the Bouygues Telecom facility are estimated to be $7,600. WPC received $7,522 in net cash and a note receivable of $700 in connection with the sales of properties and an equity investment in a property in Carlsbad, California. Management continues to evaluate the real estate portfolio and is actively evaluating opportunities to sell smaller properties, as such properties require more intensive asset-management services than larger single-tenant net lease properties. WPC also sold the Duff-Norton property in July 2001 pursuant to a tax-free like-kind exchange and expects to complete the exchange with the acquisition of a new property within six months of the disposition of the Duff-Norton property. In January 2001, WPC paid an installment of deferred acquisition fees for $520 relating to 1998 and 1999 purchases to WPC's former management company. Deferred acquisition fees are payable over a period of no less than eight years.

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

               (in thousands, except share and per share amounts)

In March 2001, the Company entered into a revolving credit agreement for a $185,000 line of credit which renewed and extended its original revolving unsecured line of credit. The credit agreement has a three-year term through March 2004. WPC has a one-time right to increase the commitment to up to $225,000. Borrowings on the credit facility were $106,000 as of June 30, 2001. The revolving credit agreement has financial covenants that require WPC to maintain a minimum equity value and to meet or exceed certain operating and coverage ratios. WPC remains in compliance with the financial covenants.

In addition to paying dividends to its shareholders, WPC drew net cash of $12,000 from its line of credit, paid off three existing mortgages of $10,542 including $9,225 of balloon payments on properties leased to Quebecor, Inc., received refinancing proceeds of $5,000 on one of the Quebecor properties and drew $5,459 of construction financing on the Bouygues Telecom build-to-suit project. WPC issued an additional 500,000 shares pursuant to its merger agreement for the management services operations in connection with meeting specified performance criteria. WPC also acquired the remaining minority interest in the CPA(R) Partnerships for $2,811 through the issuance of 151,964 shares.

SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. Use of the pooling-of-interests method for business combinations is no longer permitted. The adoption of SFAS 141 will not have a material effect on WPC's financial statements.

SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001 and must be adopted at the beginning of a fiscal year. Early adoption and retroactive application of SFAS No. 142 are not permitted in 2001. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets will no longer be amortized but will be tested for impairment at least annually. Intangible assets acquired in business combinations will only be amortized if such assets are capable of being separated or divided and sold, transferred, licensed, rented or exchanged or arise from contractual or legal rights, and will be amortized over their useful lives.

WPC will adopt the provisions of SFAS No. 142 for the fiscal year beginning January 1, 2002. With the acquisition of real estate management operations in 2000, WPC allocated a portion of the purchase price to goodwill and other identifiable intangible assets. In adopting SFAS No. 142, WPC will discontinue amortization of existing goodwill. Based on the current amount of goodwill, amortization of goodwill in 2001 is expected to approximate $3,150. WPC will also be required to evaluate its intangible assets to determine whether a portion of such intangible assets will continue to be amortized. The results of any evaluation of existing intangible assets cannot be determined at this time.

                              W. P. CAREY & CO. LLC

                                     PART II


Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(in thousands)

$160,538 of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of June 30, 2001 ranged from 4.56% to 6.75%.

                           2001        2002         2003         2004         2005      Thereafter       Total     Fair Value
                           ----        ----         ----         ----         ----      ----------       -----     ----------
Fixed rate debt           $3,808      $9,510      $10,014      $ 26,973      $7,946      $102,287      $160,538     $162,913
Average interest rate       7.98%       7.86%        7.92%         7.75%       7.76%         7.61%
Variable rate debt        $2,161      $6,346      $   918      $106,983      $1,015      $ 15,840      $133,263     $133,263


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      An annual shareholders meeting was held on June 7, 2001, at which time a vote was held to elect directors for the Company. The vote was held through the solicitation of proxies. The following directors were elected for a three year term:

           Name Of Director        Total Shares Voting     Shares Voting Yes      Shares Voting No
           ----------------        -------------------     -----------------      ----------------
           Gordon F. Dugan             29,142,350             28,542,638               599,712
           Reginald Winssinger         29,142,350             28,896,587               245,763

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      None

(b)   Reports on Form 8-K:

      During the quarter ended June 30, 2001 the Company was not required to file any reports on Form 8-K.

                              W. P. CAREY & CO. LLC


                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           W. P. CAREY & CO. LLC






             8/9/01                 By:     /s/ John J. Park
         -------------                     ------------------------------------
              Date                              John J. Park
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)



             8/9/01                 By:     /s/ Claude Fernandez
         -------------                     ------------------------------------
              Date                              Claude Fernandez
                                                Executive Vice President -
                                                Financial Operations
                                                (Principal Accounting Officer)