Form 10-Q
period 2001-09-30
CAREY W P & CO LLC
filed 2001-11-13
CIK 1025378

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                For the quarterly period ended SEPTEMBER 30, 2001

                                       of

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

           W. P. Carey & Co. LLC has 34,618,698 Listed Shares, no par value outstanding at November 12, 2001.

                              W. P. CAREY & CO. LLC

                                      INDEX


                                                                                                    Page No.
                                                                                                    --------
 PART I
 ------

 Item 1. - Financial Information*

               Condensed Consolidated Balance Sheets as of September 30, 2001
               and December 31, 2000                                                                      2

               Condensed Consolidated Statements of Operations for the
               three and nine months ended September 30, 2001 and 2000                                    3

               Condensed Consolidated Statements of Comprehensive Income
               for the three and nine months ended September 30, 2001 and 2000                            4

               Condensed Consolidated Statements of Cash Flows for the
               nine months ended September 30, 2001 and 2000                                            5-6

               Notes to Condensed Consolidated Financial Statements                                    7-12


 Item 2. - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                    13-16


 PART II - Other Information
 -------

 Item 3. -     Quantitative and Qualitative Disclosures About Market Risk                                17

 Item 4. -     Submission of Matters to a Vote of Security Holders                                       17

 Item 6. -     Exhibits and Reports on Form 8-K                                                          17

 Signatures                                                                                              18



*The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                              W. P. CAREY & CO. LLC

                                     PART I
                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                           September 30, 2001      December 31, 2000
                                                                           ------------------      -----------------
                                                                               (Unaudited)               (Note)
         ASSETS:
Real estate leased to others under the operating method, net of accumulated depreciation of  $30,919 and $24,159
    at September 30, 2001 and December 31, 2000                                    $406,471              $414,006
Net investment in direct financing leases                                           273,486               287,876
Operating real estate, net of accumulated depreciation of $1,918 and
    $1,442 at September 30, 2001 and December 31, 2000                                6,137                 6,502
Real estate under construction and redevelopment                                     31,755                13,359
Equity investments                                                                   56,843                47,224
Assets held for sale                                                                  2,190                 2,573
Cash and cash equivalents                                                            12,660                10,165
Due from affiliates                                                                  13,294                 7,945
Goodwill and intangible assets, net of accumulated amortization                      85,345                94,183
Other assets                                                                         31,715                20,409
                                                                                   --------              --------
           Total assets                                                            $919,896              $904,242
                                                                                   ========              ========

         LIABILITIES, MINORITY INTEREST AND
            members' EQUITY:

Liabilities :
Mortgage notes payable                                                             $207,831              $196,094
Notes payable                                                                        98,000                94,066
Accrued interest                                                                      2,167                 2,655
Due to affiliates                                                                     6,351                15,308
Dividends payable                                                                    14,727                14,182
Accrued taxes                                                                         2,417                 2,688
Other liabilities                                                                    17,768                16,374
                                                                                   --------              --------
           Total liabilities                                                        349,261               341,367
                                                                                   --------              --------

Minority interest                                                                       753                   802
                                                                                   --------              --------

Commitments and contingencies

Members' equity:
Listed shares, no par value; 34,569,359 and 33,604,716 shares issued and
    outstanding at September 30, 2001 and December 31, 2000                         660,455               644,749
Distributions in excess of accumulated earnings                                     (82,505)              (74,260)
Unearned compensation                                                                (4,946)               (5,291)
Accumulated other comprehensive loss                                                 (3,122)               (3,125)
                                                                                   --------              --------
           Total members' equity                                                    569,882               562,073
                                                                                   --------              --------
           Total liabilities, minority interest and members' equity                $919,896              $904,242
                                                                                   ========              ========

         The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date.

                              W. P. CAREY & CO. LLC

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               (in thousands, except per share and share amounts)

                                                     Three Months Ended September 30,         Nine Months Ended September 30,
                                                     --------------------------------         -------------------------------
                                                          2001               2000                 2001               2000
                                                          ----               ----                 ----               ----
Revenues:
   Rental income                                           $11,905             $13,286            $ 35,476            $39,108
   Interest income from direct financing leases              7,949               8,404              24,305             25,164
   Management income from affiliates                        11,141               9,951              32,189             12,794
   Other income                                                255                 280               3,468              1,762
   Other interest income                                       262                  62                 797                267
   Revenue from hotel operations                             1,829               1,946               4,661              4,721
                                                           -------             -------            --------            -------
                                                            33,341              33,929             100,896             83,816
                                                           -------             -------            --------            -------

Expenses:
   Interest                                                  4,979               7,153              15,931             20,037
   Depreciation                                              2,554               3,490               7,838             10,072
   Amortization                                              3,664               3,413              10,977              4,058
   General and administrative                                6,874               5,925              19,765             10,015
   Property expenses                                           998                 861               5,067              4,706
   Termination of management contract                            -                   -                   -             38,000
   Impairment of real estate                                   763                   -                 763                  -
   Operating expenses from hotel operations                  1,216               1,272               3,519              3,629
                                                           -------             -------            --------            -------
                                                            21,048              22,114              63,860             90,517
                                                           -------             -------            --------            -------

       Income (loss) before minority interest,
         income from equity investments, gain
         (loss) on sale and income taxes                    12,293              11,815              37,036             (6,701)

Minority interest in loss (income)                              36                  21                  98             (1,551)
                                                           -------             -------            --------            -------

       Income (loss) before income from equity
         investments, gain (loss) on sale and
         income taxes                                       12,329              11,836              37,134             (8,252)

Income from equity investments                               1,005                 474               3,235              1,804
                                                           -------             -------            --------            -------

       Income (loss) before gain (loss) on sale
         and income taxes                                   13,334              12,310              40,369             (6,448)

Gain (loss) on sale of real estate and equity
   investment                                                  786                (287)              1,227               (752)
                                                           -------             -------            --------            -------

       Income (loss) before income taxes                    14,120              12,023              41,596             (7,200)

Provision for income taxes                                  (2,883)               (648)             (5,968)            (1,841)
                                                           -------             -------            --------            -------

       Net income (loss)                                   $11,237             $11,375            $ 35,628            $(9,041)
                                                           =======             =======            ========            =======

Basic earnings (loss) per share:                              $.33                $.34               $1.04              $(.32)
                                                              ====                ====               =====              =====
Diluted earnings (loss) per share:                            $.32                $.34               $1.03              $(.32)
                                                              ====                ====               =====              =====

Weighted average shares outstanding:
       Basic                                            34,535,728          33,718,638          34,403,331         28,290,267
                                                        ==========          ==========          ==========         ==========
       Diluted                                          34,855,481          33,947,369          34,720,700         28,290,267
                                                        ==========          ==========          ==========         ==========



          The accompanying notes are an integral part of the condensed consolidated financial statements.

                              W. P. CAREY & CO. LLC

                      CONDENSED CONSOLIDATED STATEMENTS OF
                        COMPREHENSIVE INCOME (UNAUDITED)

                                 (in thousands)

                                                     Three Months Ended September 30,         Nine Months Ended September 30,
                                                     --------------------------------         -------------------------------
                                                          2001               2000                 2001              2000
                                                          ----               ----                 ----              ----
Net income (loss):                                         $11,237           $11,375             $35,628            $ (9,041)
                                                           -------           -------             -------            --------

Other comprehensive income (loss):
Change in unrealized gain on marketable securities              (9)             (540)                126                (756)
Foreign currency translation income (loss)                     587              (662)               (123)             (1,234)
                                                           -------           -------             -------            --------
      Other comprehensive income (loss)                        578            (1,202)                  3              (1,990)
                                                           -------           -------             -------            --------

      Comprehensive income (loss)                          $11,815           $10,173             $35,631            $(11,031)
                                                           =======           =======             =======            ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                              W. P. CAREY & CO. LLC

           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)
                                 (in thousands)


                                                                                          Nine Months Ended
                                                                                          -----------------
                                                                                             September 30,
                                                                                             -------------
                                                                                       2001                  2000
                                                                                       ----                  ----
Cash flows from operating activities:
   Net income (loss)                                                                    $35,628             $(9,041)
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                                     18,815              14,130
       Amortization of deferred income                                                     (456)               (424)
       (Gain) loss on sale of real estate and equity investments                         (1,227)                752
       Minority interest in (loss) income                                                   (98)              1,551
       Straight-line rent adjustments                                                      (669)             (1,458)
       Termination of management contract                                                     -              38,000
       Management income received in shares of affiliates                                (9,061)             (1,368)
       Costs paid by issuance of shares                                                     209               1,829
       Writeoff of cumulative straight-line rent adjustment                               1,321                   -
       Amortization of unearned compensation                                              1,454                 432
       Provision for uncollected rents                                                    1,369                 676
       Impairment of real estate                                                            763                   -
       Structuring fees receivable                                                       (4,089)             (3,305)
       Net change in other operating assets and liabilities                              (3,535)             (3,903)
                                                                                        -------             -------
           Net cash provided by operating activities                                     40,424              37,871
                                                                                        -------             -------

Cash flows from investing activities
   Distributions in excess of income from equity investments                                643                 102
   Purchases of real estate and equity investments                                      (18,500)            (11,577)
   Additional capital expenditures                                                       (2,169)             (1,093)
   Proceeds from sale of property and equity investments                                  8,509               3,003
   Payment of deferred acquisition fees                                                    (520)               (392)
   Cash acquired on acquisition of business operations                                        -                 212
                                                                                        -------             -------
           Net cash used in investing activities                                        (12,037)             (9,745)
                                                                                        -------             -------

Cash flows from financing activities:
   Dividends paid                                                                       (43,328)            (35,718)
   Contributions from (distributions to) minority interest                                  202              (1,247)
   Proceeds from issuance of shares                                                       3,040                   -
   Payments of mortgage principal and notes payable                                     (61,432)             (5,737)
   Prepayments of mortgage principal                                                    (10,542)                  -
   Proceeds from note payable                                                            57,000              44,138
   Proceeds from mortgages payable                                                       31,459                   -
   Payment of financing costs                                                            (1,957)                  -
   Repurchases of shares                                                                   (325)            (12,286)
   Other                                                                                      -                  45
                                                                                        -------             -------
           Net cash used in financing activities                                        (25,883)            (10,805)
                                                                                        -------             -------

Effect of exchange rate changes on cash                                                      (9)                (95)
                                                                                        -------             -------

           Net increase in cash and cash equivalents                                      2,495              17,226

Cash and cash equivalents, beginning of period                                           10,165               2,297
                                                                                        -------             -------

           Cash and cash equivalents, end of period                                     $12,660             $19,523
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

                              W. P. CAREY & CO. LLC

                      (in thousands, except share amounts)

Noncash operating, investing and financing activities:

A. In connection with the acquisition of Carey Management LLC in June 2000, the Company has an obligation to issue up to an additional 2,000,000 shares over four years, if specified performance criteria are achieved. The performance criteria for the period ended December 31, 2000 were achieved, and as a result, 500,000 shares ($8,145) were issued during the nine months ended September 30, 2001. In addition, the Company issued 151,964 shares ($2,811) in connection with acquiring the remaining special partner interests in the CPA(R) Partnerships. The issuance of the shares has been recorded as follows:

               Goodwill                                    $  9,050
               Other assets and liabilities, net              1,906
               Shares issued                                (10,956)
                                                           --------
                                                                  -
                                                           ========


B. During the nine months ended September 30, 2001 and 2000, the Company issued restricted shares of $101 and $2,398, respectively, to affiliated parties, including directors, in consideration of services rendered. Restricted shares valued at $1,225 and $6,295, respectively, have been issued to employees and recorded as unearned compensation during the nine months ended September 30, 2001 and 2000. Issued unvested restricted shares and options of $116 and $129, respectively, were forfeited during the nine months ended September 30, 2001 and 2000. Included in compensation expense for the nine months ended September 30, 2001 and 2000 was $1,454 and $432, respectively, relating to restricted shares and options held by employees.

C. During the nine months ended September 30, 2001, the Company sold a property in Arkansas leased to Duff-Norton Company, Inc. for approximately $9,400. The Company has placed the funds in an escrow account for the purpose of entering into a Section 1031 noncash exchange which, under the Internal Revenue Code, would allow the Company to acquire like-kind property, and defer a taxable gain of approximately $8,900 until the new property is sold, upon the satisfaction of certain conditions.

D. During the nine-month period ended September 30, 2001, the Company purchased an equity interest in an affiliate in consideration for issuing a promissory note of $1,000.

E. During the nine months ended September 30, 2001, the Company received a note of $700 in partial consideration for the sale of a property.

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

Note 2.  Earnings Per Share:

Basic and diluted earnings per common share for the Company for the three-month and nine-month periods ended September 30, 2000 and 2001 were calculated as follows:

                                                                          Three Months Ended September 30,
                                                                          --------------------------------
                                                                          2000                        2001
                                                                          ----                        ----
  Net income                                                              $11,375                    $11,237
                                                                          =======                    =======
  Weighted average shares - basic                                      33,718,638                 34,535,728
  Effect of dilutive securities:  Stock options and warrants              228,731                    319,753
                                                                       ----------                 ----------
  Weighted average shares - diluted                                    33,947,369                 34,855,481
                                                                       ==========                 ==========
  Basic earnings per share                                                   $.34                       $.33
                                                                             ====                       ====
  Diluted earnings per share                                                 $.34                       $.32
                                                                             ====                       ====


                                                                          Nine Months Ended September 30,
                                                                          -------------------------------
                                                                         2000                          2001
                                                                         ----                          ----
  Net income                                                              $(9,041)                   $35,628
                                                                          =======                    =======
  Weighted average shares - basic                                      28,290,267                 34,403,331
  Effect of dilutive securities:  Stock options and warrants                    -                    317,369
                                                                       ----------                 ----------
  Weighted average shares - diluted                                    28,290,267                 34,720,700
                                                                       ==========                 ==========
  Basic earnings per share                                                  $(.32)                     $1.04
                                                                            ======                     =====
  Diluted earnings per share                                                $(.32)                     $1.03
                                                                            ======                     =====

Note 3.  Transactions with Related Parties:

The Company earns fees as the Advisor to the four affiliated CPA(R) REITs, Corporate Property Associates 10 Incorporated ("CPA(R):10"), Carey Institutional Properties Incorporated ("CIP(R)"), Corporate Property Associates 12 Incorporated ("CPA(R):12") and Corporate Property Associates 14 Incorporated ("CPA(R):14"). Under the advisory agreements with the CPA(R) REITs, the Company performs services related to the day-to-day management of the CPA(R) REITs and transaction-related services. In addition, the Company's broker-dealer subsidiary earns fees in connection with the on-going "best efforts" public offering of CPA(R):14. The Company earns an asset management fee of 1/2 of 1% per annum of Average Invested Assets, as defined in the Agreements, for each CPA(R) REIT and, based upon certain performance criteria for each CPA(R) REIT, may be entitled to receive a performance fee of 1/2 of 1% of Average Invested Assets. The Company is reimbursed for the cost of personnel provided for the administration of the CPA(R) REITs. For the three-month and nine-month periods ended September 30, 2001, asset-

                              W. P. CAREY & CO. LLC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
           (dollars in thousands, except share and per share amounts)


based fees and reimbursements earned were $6,805 and $22,102, respectively, and $5,057 from the date of acquisition of the advisory contracts (June 29, 2000) through September 30, 2000. The performance criteria for CPA(R):14 were satisfied for the first time during the quarter ended June 30, 2001, resulting in the Company's recognition of $3,112 for the period December 1997 through March 2001. For the three-month and nine-month periods ended September 30, 2001, the Company earned transaction fees of $4,336 and $10,087, respectively, and $7,737 from the date of acquisition of the advisory contracts through September 30, 2000 in connection with structuring and negotiating real estate acquisitions and mortgage financing for the CPA(R) REITs.

Effective with the cancellation of its Management Agreement in June 2000, the Company no longer incurred management fees and general and administrative reimbursements. For the nine-month period ended September 30, 2000, the Company incurred management fees of $1,924 and general and administrative reimbursements of $729.


Note 4.  Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues for the nine-month periods ended September 30, 2001 and 2000 are as follows:

                                                                          2001                     2000
                                                                          ----                     ----
   Per Statements of Income:
        Rental income                                                     $35,476                 $39,108
        Interest income from direct financing leases                       24,305                  25,164
   Adjustment:
        Share of leasing revenues applicable to minority interests           (373)                   (338)
        Share of leasing revenues from equity investments                   5,110                   2,624
                                                                          -------                 -------
                                                                          $64,518                 $66,558
                                                                          =======                 =======

                              W. P. CAREY & CO. LLC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
           (dollars in thousands, except share and per share amounts)


For the nine months ended September 30, 2001 and 2000, the Company earned its net leasing revenues (i.e., rental income and interest income from direct financing leases) from more than 80 lessees. A summary of net leasing revenues is as follows:

                                                                          2001          %          2000          %
                                                                          ----          -          ----          -

   Dr Pepper Bottling Company of Texas                                     $3,257       5%         $3,186         5%
   Detroit Diesel Corporation                                               3,078       5           2,805         4
   Gibson Greetings, Inc., a wholly-owned subsidiary of American
       Greetings, Inc.                                                      3,077       5           3,026         5
   Federal Express Corporation (a)                                          2,123       3           4,437         7
   Orbital Sciences Corporation                                             1,991       3           1,991         3
   Livho, Inc.                                                              1,926       3           2,420         3
   Quebecor Printing, Inc.                                                  1,920       3           1,933         3
   America West Holdings Corp.                                              1,904       3           1,904         3
   Thermadyne Holdings Corporation                                          1,894       3           1,845         3
   Furon Company                                                            1,811       3           1,811         3
   AutoZone, Inc.                                                           1,793       3           1,791         2
   The Gap, Inc.                                                            1,654       3           1,654         2
   Lockheed Martin Corporation                                              1,630       3           1,474         2
   Sybron International Corporation                                         1,623       3           1,623         2
   Checkfree Holdings Corporation Inc. (b)                                  1,566       2           1,164         2
   Unisource Worldwide, Inc.                                                1,301       2           1,269         2
   Information Resources, Inc. (b)                                          1,233       2           1,093         2
   AP Parts International, Inc.                                             1,213       2           1,213         2
   Sybron Dental Specialties Inc.                                           1,210       2           1,097         2
   CSS Industries, Inc.                                                     1,206       2           1,198         2
   Red Bank Distribution, Inc.                                              1,184       2           1,080         2
   Peerless Chain Company                                                   1,146       2           1,098         2
   Brodart, Co.                                                             1,139       2           1,139         2
   Sprint Spectrum, L.P.                                                    1,023       1             866         1
   BellSouth Telecommunications, Inc.                                         918       1             918         1
   Eagle Hardware & Garden, Inc., a wholly-owned subsidiary of
       Lowe's Companies Inc.                                                  876       1           1,036         1
   United States Postal Service                                               856       1             817         1
   Cendant Operations, Inc.                                                   807       1             807         1
   Anthony's Manufacturing Company, Inc.                                      734       1             709         1
   Bouygues Telecom, S.A.                                                     690       1               -         -
   United Stationers Supply Company                                           687       1             687         1
   Duff-Norton Company, Inc.                                                  679       1             873         1
   Wal-Mart Stores, Inc.                                                      673       1             668         1
   Pre Finish Metals Incorporated                                             669       1             621         1
   Other (c)                                                               15,027      23          16,305        25
                                                                          -------     ---         -------       ---
                                                                          $64,518     100%        $66,558       100%
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

                              W. P. CAREY & CO. LLC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
           (dollars in thousands, except share and per share amounts)



Note 5.  Equity Investments:

The Company owns 780,269 units of the operating partnership of Meristar Hospitality Corporation ("Meristar"), a publicly-traded real estate investment trust which primarily owns hotels, and which is being accounted for under the equity method. The Company has the right to convert its units in the operating partnership to shares of common stock in Meristar at any time on a one-for-one basis.

Meristar's financial statements for the quarter ended June 30, 2001 reported total assets of $3,090,907 and shareholders' equity of $1,122,683 as of June 30, 2001 and revenues of $609,851 and net income of $36,375 for the six months then ended. As of November 8, 2001, Meristar's quoted share price was $10.31, resulting in an aggregate value of the Company's units of approximately $8,045 if converted. The aggregate value of the Company's Meristar units ranged from $6,749 to $18,180 during the three-month period ended September 30, 2001. The carrying value of the equity interest in the Meristar operating partnership as of September 30, 2001 was $19,189, which approximates the Company's pro rata share of the underlying net assets of Meristar.

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


                                                           September 30, 2001            December 31, 2000
                                                           ------------------            -----------------
        Assets                                                   $1,973,748                    $1,745,901
        Liabilities                                                 880,473                       789,984
        Partners' capital/Shareholders' equity                    1,093,275                       955,917



                                                          Nine Months Ended September 30,
                                                          -------------------------------
                                                        2001                          2000
                                                        ----                          ----
                   Revenues                           $164,051                       $115,188
                   Expenses                           (100,713)                       (70,589)
                                                      --------                       --------
                   Net income                         $ 63,338                       $ 44,599
                                                      ========                       ========



As of September 30, 2001, the Company owns 20,000 CPA(R):10 shares, 232,141 CIP(R) shares, 282,939 CPA(R):12 shares and 419,326 CPA(R):14 shares.

                              W. P. CAREY & CO. LLC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
           (dollars in thousands, except share and per share amounts)


Note 6.  Segment Reporting:


The Company operates in two business segments - real estate and the net lease management operations of affiliates. The management operations were acquired in June 2000. The two segments are summarized as follows:

Nine months ended September 30,                Management         Real Estate         Other(1)        Total Company
-------------------------------                ----------         -----------         -----           -------------
    Revenues:
         2001                                     $32,189            $64,046            $4,661           $100,896
         2000                                      12,794             66,301             4,721             83,816

    Operating and interest expenses(4) (excluding depreciation, amortization and provision for income taxes):
         2001                                     $17,257            $24,269            $3,519            $45,045
         2000                                       5,439             29,319             3,629             38,387

    Income from equity investments:
         2001                                        $281             $2,954                 -             $3,235
         2000                                                          1,804                 -              1,804

    Net operating income(2)(3)(4):
         2001                                     $10,215            $31,973            $1,142            $43,330
         2000                                       7,099             24,728             1,092             32,919

    Long-lived assets:
         September 30, 2001                      $110,384           $759,000            $6,137           $875,521
         December 31, 2000                        105,504            761,028             7,136            873,668

    Total assets:
         September 30, 2001                      $122,629           $789,200            $8,067           $919,896
         December 31, 2000                        111,375            784,628             8,239            904,242

(1)  Primarily consists of the Company's hotel operations.
(2) Excludes amortization of intangibles and goodwill of $8,929 and $3,208 in 2001 and 2000, respectively.
(3)  Net operating income excludes gains and losses on sales.
(4) Excludes the writeoff of an acquired management contract of $38,000 in 2000.

Note 7.  Gain on Sale of Real Estate Interests:


During the nine months ended September 30, 2001, the Company sold nine properties and an equity investment in a real estate partnership for proceeds of $18,557 (including a note for $700) and recognized net gain on sales of $1,227. In July, 2001, the Company sold a property in Arkansas leased to Duff-Norton Company, Inc. ("Duff-Norton") for approximately $9,400. The Company has placed the proceeds of the Duff-Norton sale in an escrow account for the purpose of entering into a Section 1031 noncash exchange which, under the Internal Revenue Code, would allow the Company to acquire like-kind property, and defer a taxable gain until the new property is sold, upon satisfaction of certain conditions.

                              W. P. CAREY & CO. LLC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
           (dollars in thousands, except share and per share amounts)




Note 8.  Accounting Pronouncements:

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles," which establish accounting and reporting standards for business combinations and certain assets and liabilities acquired in business combinations.

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

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the accounting and reporting for the impairment and disposal of long-lived assets and supersedes SFAS No.
121. SFAS No. 144 is effective January 1, 2002 and is not expected to have a significant impact on the Company.


Note 9.  Subsequent Event:

     A. On October 9, 2001, the Company entered into a $2,450 settlement agreement with Harcourt General, Inc., the guarantor of a lease with General Cinema Corporation ("General Cinema") for a property in Burnsville, Minnesota. General Cinema filed a petition of bankruptcy in October 2000, and in March 2001 the bankruptcy court permitted General Cinema to disaffirm the lease in connection with its plan of reorganization. The lease had been scheduled to expire in July 2006.

          The Company has also entered into an agreement-in-principle to sell the Burnsville property for $2,200. In connection with the proposed sale, the Company has recorded an impairment loss of $763 and has classified the property as an asset held for sale in the accompanying condensed consolidated financial statements.

     B. The Company is the Advisor to Corporate Property Associates 15 Incorporated ("CPA(R):15"), a newly-formed CPA(R) REIT. CPA(R):15 will commence a "best efforts" public offering on November 16, 2001, and will attempt to raise up to $400,000 over a two-year period.

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               (In thousands, except share and per share amounts)

The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto as of September 30, 2001 of
W. P. Carey & Co. LLC and its subsidiaries ("WPC") included in this quarterly report and WPC's Annual Report on Form 10-K for the year ended December 31, 2000. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of WPC to be materially different from the results of operations or plans expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by WPC that the results or conditions described in such statements or the objectives and plans of WPC will be achieved.

RESULTS OF OPERATIONS:

Effective June 29, 2000, WPC acquired the real estate management operations of an affiliate. Since that date, WPC is engaged in two reportable operating segments, real estate operations and management services as the Advisor to four affiliated real estate investment trusts (the "CPA(R) REITs"). Accordingly, the results of operations for the nine-month periods ended September 30, 2001 and 2000 are not fully comparable. WPC had net income of $11,237 and $35,628 for the three-month and nine-month periods ended September 30, 2001 compared with net income of $11,375 and a net loss of $9,041 for the three-month and nine-month periods ended September 30, 2000. Upon acquisition of the management services operation in 2000, WPC incurred a charge of $38,000 in connection with terminating its management contract. Excluding the charge on the termination of the management contract in 2000, an impairment charge of $763 on the writedown of a property in 2001 and gains and losses on sales of real estate interests, income for the comparable three-month and nine-month periods decreased by $448 and increased by $5,453, respectively.

The decrease in income for the comparable three-month period was primarily due to an increase in the provision for income taxes and, to a lesser extent, a decrease in lease revenues (rental income and interest income from direct financing leases). These were partially offset by a decrease in interest expense and an increase in income from equity investments. The increase in income for the comparable nine-month period was primarily due to revenue from the management services operations and decreases in interest expense and depreciation, and was partially offset by increases in amortization and general and administrative expenses.

Net income from real estate operations increased to $10,397 and $33,200 from $8,381 and $23,976 for the three-month and nine-month periods ended September 30, 2001 and 2000, respectively. The increase in income for the comparable three-month and nine-month periods was primarily due to decreases in interest expense and depreciation. The decrease in interest expense was attributable to lower average outstanding balances on WPC's $185,000 credit facility and a decrease in interest rates during 2001. WPC's credit facility is indexed to the London Inter-Bank Offered Rate ("LIBOR") and the LIBOR benchmark rate has declined substantially in 2001. As of September 30, 2001, advances outstanding on the credit facility were $98,000. Based on current outstanding balances on the credit facility, a decrease of 1% in the benchmark rate decreases annual interest charges by approximately $1,000. The decrease in depreciation was due to the disposition of the majority interest in the Federal Express Corporation property in Colliersville, Tennessee in December 2000 to an affiliate.

Income from real estate operations also reflected an increase in other income for the comparable nine-month periods due to a $2,500 final settlement of a claim against a former lessee, New Valley Corporation, relating to a termination of a lease in 1993. WPC is continuing to seek settlements with other former lessees; however, the timing of such settlements and the amounts that will be received cannot be estimated. As described in Note 8 in the accompanying condensed consolidated financial statements, WPC reached a settlement in October 2001 relating to the termination of a lease with General Cinema Corporation for a property in Burnsville, Minnesota. The settlement on the General Cinema property for $2,450 will not be recognized until the fourth quarter. Property expenses in 2001 were affected by noncash charges for (a) the writeoff of $1,321 of straight-line rents as uncollectible in connection with a lease amendment and
(b) an increase in the provision for uncollected rents of $1,369.

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

               (in thousands, except share and per share amounts)

Lease revenues (rental income and interest income from direct financing leases) decreased primarily as a result of the sale of a 60% majority interest in the Federal Express property, and the restructuring of a lease with Livho, Inc., the lessee of the Holiday Inn in Livonia, Michigan. The lease restructuring with Livho, Inc. resulted in a decrease in rental income of $493. During the nine months ended September 30, 2000, revenues from the Federal Express lease were $4,246. The remaining 40% interest in the property is now accounted for under the equity method of accounting. Under the equity method, WPC recognizes its share of the net income or loss from the Federal Express investment, but does not record pro rata rents nor depreciation expense for financial statement purposes. The increase in equity income was primarily due to income from investments in the four affiliated CPA(R) REITs which were initially acquired in June 2000, and to a lesser extent, increases in equity income from WPC's ownership interests in four entities that each own real estate net leased to a single tenant. Equity income from the investment in the CPA(R) REITs is included in the results for the management services segment.

WPC acquired a 90% interest in a joint venture that has entered into a build-to-suit commitment in Strasbourg, France which will be net leased to Bouygues Telecom S.A., an existing lessee. The expected completion date of the property is November 2001. The lease will have an initial term of nine and a half years and annual rents will be approximately $2,000. During 2000, WPC committed to fund an expansion at the Sprint Spectrum L.P. property in Rio Rancho, New Mexico. The Sprint expansion was completed in July 2001, and annual rent from Sprint has increased by approximately $270. The Company also committed to fund a $4,000 expansion of the AT&T property in Bridgeton, Missouri. The expansion is scheduled to be completed in the fourth quarter and AT&T's annual rent will increase by $360.

In July 2001, the Company sold its property in Forrest City, Arkansas to the lessee, Duff-Norton Company, Inc. Annual rent from the Duff-Norton lease was $1,164. In order to defer the substantial taxable gain from the sale, the sale has been structured as a 1031 like-kind exchange and requires WPC to use the proceeds within a stated period to acquire new properties. In addition, annual rents have decreased by $997 as a result of selling eight properties in 2001.

WPC is closely monitoring its real estate investment in the hospitality industry, including its ownership of 780,269 units of the operating partnership of Meristar Hospitality Corporation, a publicly-traded real estate investment trust which is being accounted for under the equity method, and its lease with Livho, Inc. due to current economic trends. At its current distribution rate, Meristar provides annual cash flow to WPC of $1,577. Meristar is currently evaluating whether it will maintain its distribution rate.

Net income from WPC's management services operations for the three-month and nine-month periods ended September 30, 2001 was $227 and $1,286, respectively, and is not fully comparable to net income of $2,320 and $3,891 for the three-month and nine-month periods ended September 30, 2000 as the acquisition of the management services operations occurred June 29, 2000. Results for the three-month and nine-month periods ended September 30, 2001 include noncash charges for amortization of goodwill and intangible assets of $2,977 and $8,929, respectively, and $2,855 and $3,208, respectively, for the comparable periods ended September 30, 2000. Excluding the charges for amortization, income would have been $3,204 and $10,215 for the three-month and nine-month periods ended September 30, 2001 and $5,175 and $7,099 for the three-month and nine-month periods ended September 30, 2000. The provision for income taxes was substantially higher for the periods ended September 30, 2001 due to the increase in income from management services operations.

Total revenues earned by the management services operations for the three-month and nine-month periods ended September 30, 2001 were $11,141 and $32,189, respectively, compared with $9,951 and $12,794 for the three-month and nine-month periods ended September 30, 2000. Management fee revenues were comprised of transaction fees of $4,336 and $10,087 and asset-based fees and reimbursements of $6,805 and $22,102 for the three-month and nine-month periods ended September 30, 2001, respectively. Transaction fees included fees from structuring

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

               (in thousands, except share and per share amounts)

acquisition and refinancing transactions. The asset-based management income includes fees based on the value of CPA(R) REIT real estate assets under management. A portion of the CPA(R) REIT management fees is based on each CPA(R) REIT meeting specific performance criteria (the "performance fee") and WPC earns this performance fee income only when the performance criteria of each CPA(R) REIT are being achieved. During the second quarter, the performance criteria for Corporate Property Associates 14 Incorporated ("CPA(R):14") were satisfied for the first time, resulting in WPC's recognition of a performance fee of $3,112 for the period December 1997 through March 31, 2001. WPC had not previously earned performance fees from CPA(R):14. Based on CPA(R):14's current asset base, annual performance fees earned under the advisory agreement are approximately $3,800. CPA(R):14 continues to invest funds from its "best efforts" public offering in net lease real estate. As the real estate asset base of CPA(R):14 continues to increase, the management and performance fees earned under WPC's advisory agreement with CPA(R):14 will increase. CPA(R):14's public offering will terminate on November 15, 2001, and CPA(R):14 will still have funds raised from the offering available for investment. Management currently projects that CPA(R):14's real estate asset base will increase by approximately $250,000 to $1,000,000. Accordingly, asset-based fees from the CPA(R):14 Advisory Agreement are projected to increase substantially as CPA(R):14's asset base increases over the next several years. Additionally, a new CPA(R) REIT, Corporate Property Associates 15 Incorporated ("CPA(R):15"), has been formed, and a "best efforts" public offering will commence on November 16, 2001. CPA(R):15 will attempt to raise up to $400,000 over the next two years.

The increase in general and administrative expenses was due to the acquisition of the management services operations. Approximately 93% of the increase in general and administrative costs resulted from personnel-related costs. The portion of personnel costs necessary to administer the CPA(R) REITs is billed back to the REITs and is included in management income.

FINANCIAL CONDITION:

Management believes that WPC will generate sufficient cash from operations and, if necessary, from the proceeds of debt financings, including its $185,000 line of credit, to meet its short-term and long-term liquidity needs.

Cash flows from operations and equity investments of $41,067 for the period ended September 30, 2001 were not sufficient to fund dividends to shareholders of $43,328. Cash flows from operations for the nine-month period ended September 30, 2001 are not expected to be representative of cash flows from operations for the full year as both transaction-based and asset-based management revenues are projected to be proportionately higher during the fourth quarter of 2001. In addition, cash from operations was affected by certain compensation-related costs that are paid annually during the second quarter but are accrued for proportionately throughout the year. The difference between cash flow from operations and dividends paid decreased by $1,378 during the current quarter, and the deficit should be narrowed or eliminated during the fourth quarter.

Investing activities included using $20,669 for purchases of real estate and additional capital expenditures, including $17,376 used for the construction of the Bouygues Telecom facility, $893 for the Sprint property expansion, $1,408 related to the redevelopments of the former Copeland Beverage Group property in Los Angeles and a property in Broomfield, Colorado and $792 to fund other improvements. The funding commitment at the AT&T property, which is expected to be completed in November 2001, is estimated to amount to $4,000, of which $3,646 has been funded since September 30, 2001. Costs to complete the Bouygues Telecom facility are estimated to be $900. WPC received $17,857 in net cash and a note receivable of $700 in connection with the sales of properties and an equity investment in a property in Carlsbad, California. WPC sold its property in Arkansas leased to Duff-Norton Company, Inc. for $9,400. WPC has placed the proceeds in an escrow account for the purpose of entering into a Section 1031 noncash exchange which, under the Internal Revenue Code, would allow WPC to acquire like-kind property, and defer a taxable gain of approximately $8,900 until the new property is sold, if certain conditions are met.

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

In March 2001, WPC entered into a revolving credit agreement for a $185,000 line of credit which renewed and extended its original revolving unsecured line of credit. The credit agreement has a three-year term through March 2004. WPC has a one-time right to increase the commitment to up to $225,000. Borrowings on the credit facility were $98,000 as of September 30, 2001. The revolving credit agreement has financial covenants that require WPC to maintain a minimum equity value and to meet or exceed certain operating and coverage ratios. WPC remains in compliance with the financial covenants.

In addition to paying dividends to its shareholders of $43,328, WPC increased its outstanding balance of its credit facility by $4,000, paid off three existing mortgages of $10,542 including $9,225 of balloon payments on properties leased to Quebecor, Inc., obtained new limited recourse mortgage financing of $5,000 on one of the Quebecor properties, obtained a limited recourse mortgage loan on the Sprint property and drew $17,706 of construction financing on the Bouygues Telecom build-to-suit project.

WPC received proceeds of $3,040 from the issuance of shares primarily through WPC's dividend reinvestment plan, stock purchase plan, and the exercise of options by employees. WPC issued an additional 500,000 shares pursuant to its merger agreement for the management services operations in connection with meeting specified performance criteria. WPC also acquired the remaining minority interest in the CPA(R) Partnerships for $2,811 through the issuance of 151,964 shares.

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

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the accounting and reporting for the impairment and disposal of long-lived assets and supersedes SFAS No.
121. SFAS No. 144 is effective January 1, 2002 and is not expected to have a significant impact on WPC.

                              W. P. CAREY & CO. LLC

                                     PART II


Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(in thousands)

$167,168 of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of September 30, 2001 ranged from 4.56% to 6.44%.

                          2001         2002         2003         2004        2005      Thereafter       Total      Fair Value
                          ----         ----         ----         ----        ----      ----------       -----      ----------
Fixed rate debt          $1,699      $ 9,581      $10,091      $27,053      $8,035      $110,709        $167,168    $166,853
Average interest rate     7.90%        7.84%        7.91%        8.08%       7.77%         7.62%
Variable rate debt       $1,912      $18,663      $   984      $99,040      $1,087      $ 16,977        $138,663    $138,663


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended September 30, 2001, no matters were submitted to a vote of Security Holders.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         None

(b)      Reports on Form 8-K:

         During the quarter ended September 30, 2001 the Company was not required to file any reports on Form 8-K.

                              W. P. CAREY & CO. LLC



                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        W. P. CAREY & CO. LLC






     11/12/01                  By:     /s/ John J. Park
  -------------                       ----------------------------------------
       Date                                John J. Park
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)



     11/12/01                  By:     /s/ Claude Fernandez
  -------------                       ----------------------------------------
       Date                                Claude Fernandez
                                           Executive Vice President -
                                           Financial Operations
                                           (Principal Accounting Officer)