Form 10-K405
period 2001-12-31
CAREY W P & CO LLC
filed 2002-03-28
CIK 1025378

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
   Annual report pursuant to section 13 of the securities exchange act of 1934

                      For the year ended DECEMBER 31, 2001

                                       of

                              W. P. CAREY & CO. LLC
                                     ("WPC")
                        (FORMERLY CAREY DIVERSIFIED LLC)

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

Non-affiliates held 20,672,888 Listed Shares at March 18, 2002.

There are 34,792,140 Listed Shares outstanding at March 18, 2002.

WPC incorporates by reference its definitive Proxy Statement with respect to its 2002 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within120 days following the end of its fiscal year, into
Part III of this Report.

                                     PART I

Item 1. Business.

W. P. Carey & Co. LLC (the "Company" or "WPC") is a real estate investment company that acquires and owns commercial properties leased to companies nationwide, primarily on a triple net basis. As of December 31, 2001, WPC's portfolio consisted of 184 properties in the United States and 6 properties in Europe and totaled more than 20 million square feet. The Company also earns fees as the advisor to five affiliated CPA(R) REITs. Under the advisory agreements with the CPA(R) REITs, the Company performs services related to the day-to-day management of the CPA(R) REITs and transaction-related services. In addition, the Company's broker-dealer subsidiary earns fees in connection with the on-going "best efforts" public offering of Corporate Property Associates(R):15 Incorporated.

WPC's core strategy is to purchase properties leased to a variety of companies on a single tenant net lease basis that are either owned outright or owned by an entity managed by WPC.

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

The Company was formed as a limited liability company under the laws of Delaware on July 15, 1996. Since January 1, 1998, the Company has been consolidated with nine Corporate Property Associates ("CPA(R) ") limited partnerships and is the General Partner and owner of all of the limited partnership interests in each partnership. Effective January 1, 2001, five partnerships were merged into existing partnerships. The Company's shares began trading on the New York Stock Exchange on January 21, 1998. As a limited liability company, WPC is not subject to federal income taxation as long as it satisfies certain requirements relating to its operations.

W. P. Carey & Co. LLC now both owns and manages commercial and industrial properties located in 42 states and Europe, net leased to more than 230 tenants. In addition, W. P. Carey & Co. LLC manages 273 additional net leased properties on behalf of five real estate investment trusts of which it is the advisor and manager: Corporate Property Associates 10 Incorporated, Carey Institutional Properties Incorporated, Corporate Property Associates 12 Incorporated, Corporate Property Associates 14 Incorporated and Corporate Property Associates 15 Incorporated (the "CPA(R) REITs"). In December 2001, Corporate Property Associates 10 and Carey Institutional Properties entered into a merger agreement whereby Carey Institutional Properties will be the surviving entity, subject to approval by each of their shareholders. If the merger is completed, the Company will be the advisor and manager of the surviving entity.

WPC's principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and its telephone number is (212) 492-1100. WPC's website address is http://www.wpcarey.com. As of December 31, 2001, WPC employed no employees directly, however a wholly-owned subsidiary of WPC employs individuals who perform services for WPC.

BUSINESS OBJECTIVES AND STRATEGY

WPC's objective is to increase shareholder value and its funds from operations through prudent management of its real estate assets and opportunistic investments and through the expansion of its asset and private equity management business. WPC expects to evaluate a number of different opportunities in a variety of property types and geographic locations and to pursue the most attractive based upon its analysis of the risk/return tradeoffs. WPC will continue to own properties as long as it believes ownership helps attain its objectives.

WPC presently intends to:

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

      -     increase its access to capital; and

      - increase revenues from the management business by increasing assets under management as the CPA(R) REITs acquire additional property and organizing new investment entities.

DEVELOPMENTS DURING 2001

Effective January 1, 2001, WPC acquired the remaining minority interest in the CPA(R) Partnerships in consideration for 151,964 shares (approximately $2,811,000). Concurrent with the purchase of the remaining interests, certain CPA(R) Partnerships were merged so that as of January 1, 2001 the four remaining partnerships are wholly-owned subsidiaries.

Pursuant to its merger agreement for the management services operations and in connection with meeting specified performance criteria as of December 31, 2000, 500,000 shares were issued during the first quarter of 2001 and 500,000 shares will be issued in 2002, based on meeting performance criteria as of December 31, 2001.

WPC restructured its lease with Livho, Inc., the lessee of the Holiday Inn in Livonia, Michigan. Annual rent was retroactively reduced to $2,520,000 from $3,109,000 effective January 1, 2001. As amended, annual rents will be renegotiated during each lease extension period and, if market conditions permit, will allow for negotiating higher rents, but no less than $2,621,000. With more frequent renewal periods, rentals can be more closely matched with existing business conditions.

During 2001, Comark, Inc. ("Comark"), the lessee at the Bloomingdale, Illinois property and Western Union Financial Services, Inc. ("Western Union"), a lessee at the Bridgeton, Missouri property, exercised the renewal options in their lease. Comark extended their lease for two years through May 2003 at an annual rent of $293,000 and Western Union extended their lease for five years through November 2006 at an annual rent of $937,000.

In October 2001, WPC entered into a $2,450,000 settlement agreement with Harcourt General, Inc., the guarantor of a lease with General Cinema Corporation ("General Cinema") for a property in Burnsville, Minnesota. General Cinema filed a petition of bankruptcy in October 2000, and in March 2001 the bankruptcy court permitted General Cinema to disaffirm the lease in connection with its plan of reorganization. The lease had been scheduled to expire in July 2006. In addition, in May 2001, WPC paid off the existing mortgage on the property. The loan had a scheduled maturity date of July 2006. In 2001, the Company entered into an agreement to sell the property for $2,200,000. The sale was completed in January 2002.

In February 2001 WPC received a $2,500,000 final settlement of a claim against a former lessee, New Valley Corporation, relating to a termination of a lease in 1993 on a property in Moorestown, New Jersey. The property is currently leased to Cendant Operations, Inc.

In December 2001, Thermadyne Holdings Corp. ("Thermadyne") filed a petition of bankruptcy and subsequently vacated the property in February 2002. Annual rents from Thermadyne were $2,525,000. WPC has entered into an agreement-in-principle to re-lease a portion of the space for approximately $817,000 and is actively remarketing the remaining space.

During 2001, WPC acquired a 90% interest in a joint venture that had entered into a build-to-suit commitment in Strasbourg, France, which, upon completion, would be net leased to Bouygues Telecom S.A., an existing lessee. The project was completed in December 2001 for a total cost of approximately $18,520,000 which was primarily financed through a construction loan of $16,874,000 which was subsequently converted to a mortgage secured by the property. The lease has an initial term of twelve years and annual rents will be approximately $2,000,000.

During 2000, WPC committed to fund expansions at the Sprint Spectrum L.P. ("Sprint") property in Rio Rancho, New Mexico and a property leased to AT&T Corporation ("AT&T") in Bridgeton, Missouri. The Sprint expansion was 20,000 square feet and was completed in July 2001 for a total cost of approximately $1,313,000, and annual rent from Sprint has increased by approximately $270,000. Upon completion of the Sprint expansion, WPC obtained $8,753,000 of limited recourse mortgage financing collateralized by the property and which matures in August 2011. The AT&T expansion was completed in October 2001 for $4,104,000 and AT&T's annual rent will increase by $405,000.

During 2001, WPC made $9,225,000 of mortgage balloon payments in May on two properties leased to Quebecor, Inc., located in Doraville, Georgia and Olive Branch, Mississippi, and in June obtained new limited recourse mortgage financing of $5,000,000 on the Olive Branch property. The Olive branch loan matures in July of 2006. In December 2001, WPC made a $2,318,000 payment to payoff the mortgage on one of its Houston, Texas properties. The loan was scheduled to mature in January 2002.

During 2001, WPC sold ten properties including two retail properties leased to Kobacker Stores, Inc. in Fremont and Tallmadge Ohio, three retail properties partially leased to CSK Auto, Inc. in Denver, Colorado, Mesa and Scottsdale, Arizona, a retail property leased to a private individual in Greensboro, North Carolina, a warehouse facility leased to High Voltage Engineering Corporation in Sterling, Massachusetts, a retail property formerly leased to Clear Vision Centers in New Orleans, Louisiana, a retail property leased to Eastside Appliance, Inc. in Canton, Ohio, and a manufacturing facility leased to Duff-Norton Company, Inc. in Forrest City, Arkansas. In addition, during 2001, WPC sold a limited partnership interest in a property in Carlsbad, California. Since December 31, 2001, WPC has sold three additional properties, a retail facility located in Burnhaven, Minnesota and warehousing facilities located in Urbana, Illinois and Maumelle, Arkansas.

In 1999, subsequent to the termination of a lease, WPC commenced redeveloping its property in Los Angeles, California. In January 2002, WPC entered into a purchase and sales agreement with the Los Angeles Unified School District ("LAUSD") for $24,000,000. The sale is subject to completion of LAUSD's conducting certain due diligence, environmental approvals and the approval of the LAUSD Board of Education. If the sale has not been completed by June 30, 2002, the LAUSD will be required to pay monthly extension fees at an increasing rate.

WPC had also entered into an agreement with the LAUSD to provide environmental and management services in connection with the development of the property. Under the agreement which expires in April 2002, WPC received an initial payment of $200,000 and will be paid a management fee of $25,000 per month. WPC and the LAUSD are currently negotiating an extension of the agreement. Under the agreement, the LAUSD has agreed to reimburse WPC for approximately $1,150,000 of costs which were incurred in the redevelopment of the property.

In March 2001, WPC entered into a revolving credit agreement for a $185,000,000 line of credit which renewed and extended its original revolving unsecured line of credit. The credit agreement has a three-year term through March 2004. WPC has a one-time right to increase the commitment to up to $225,000,000. Borrowings on the credit facility were $95,000,000 as of December 31, 2001. The revolving credit agreement has financial covenants that require WPC to maintain a minimum equity value and to meet or exceed certain operating and coverage ratios. WPC remains in compliance with the financial covenants.

WPC owns a distribution/warehouse facility located in Cincinnati, Ohio, which was leased to Red Bank Distribution Inc. ("Red Bank"). In November 2001, WPC evicted Red Bank Distribution Inc. and entered into an agreement-in-principle that effectively terminated the net lease because of Red Bank's inability to meet its annual rent lease obligation of $1,850,000. WPC has assumed control of the property and is managing a public warehousing operation for a portion of the building which is used as a public warehouse facility. The property has approximately 46 short-term tenants who collectively generate approximately $130,000 in monthly rents and expense reimbursements. Management is evaluating several alternatives including continuing to manage the operation, seeking a single-tenant net lease or selling the property.

WPC became the Advisor to Corporate Property Associates 15 Incorporated ("CPA(R):15"), a newly-formed CPA(R) REIT. CPA(R):15 commenced a "best efforts" public offering on November 16, 2001, and will attempt to raise up to $400,000 over a two-year period. CPA(R):15 has also entered into sales agreements with two additional major broker-dealers, both of whom will be marketing CPA(R):15 by the third quarter.

WPC from time to time may offer to sell its Listed Shares, Future Shares and Warrants pursuant to a registration statement declared effective by the Securities and Exchange Commission on February 25, 2002. The total amount of these securities will have an initial aggregate offering price of up to $100,000,000, although WPC may increase this amount in the future. The shares and/or warrants may be offered and sold to or through one or more underwriters, dealers and agents, or directly to purchasers, on a continuous or delayed basis. The prospectus included as part of the registration statement describes some of the general terms that may apply to these securities and the general manner in which they may be offered. The specific terms of any securities to be offered, the specific manner in which they may be offered and the specific use of proceeds, will be described in a supplement to this prospectus.

In January 2002, The Gap, Inc. notified WPC that it would not renew its leases which expire in 2003 and currently contribute annual rent of approximately $2,205,000. In February 2002, Pillowtex, Inc. notified WPC that under its plan of reorganization it would terminate its lease with annual rents of approximately $691,000, effective April 1, 2002.

ACQUISITION STRATEGIES

WPC has a well-developed process with established procedures and systems for acquiring net leased property. As a result of its reputation and experience in the industry and the contacts maintained by its professionals, WPC has a presence in the net lease market that has provided it with the opportunity to invest in a significant number of transactions on an ongoing basis. In evaluating opportunities for WPC, it carefully examines the credit, management and other attributes of the tenant and the importance of the property under consideration to the tenant's operations. Careful credit analysis is a crucial aspect of every transaction. WPC believes that it has one of the most extensive underwriting processes in the industry and has an experienced staff of professionals involved with underwriting transactions. WPC seeks to identify those prospective tenants whose creditworthiness is likely to improve over time. WPC believes that its experience in structuring sale-leaseback transactions to meet the needs of a prospective tenant enables it to obtain a higher return for a given level of risk than would typically be available by purchasing a property subject to an existing lease.

WPC's strategy in structuring net lease investments is to:

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

FINANCING STRATEGIES

Consistent with its investment policies, WPC uses leverage when available on favorable terms. WPC has in place a credit facility of up to $225 million, which it has used and intends to continue to use in connection with acquiring additional properties, funding build-to-suit projects and refinancing existing debt. As of December 31, 2001, WPC also had approximately $201,000,000 in property-level debt outstanding and $95,000,000 outstanding under the line of credit. WPC continually seeks opportunities and considers alternative financing techniques to refinance debt, reduce interest expense or improve its capital structure.

TRANSACTION ORIGINATION

In analyzing potential acquisitions, either for its own acquisitions or as part of its asset management service to the CPA(R) REITs, WPC reviews and structures many aspects of a transaction, including the tenant, the real estate and the lease, to determine whether a potential acquisition can be structured to satisfy WPC's acquisition criteria. The aspects of a transaction which are reviewed and structured by WPC's management team include the following:

      Tenant Evaluation. WPC subjects each potential tenant to an extensive evaluation of its credit, management, position within its industry, operating history and profitability. WPC seeks tenants it believes will have stable or improving credit. By leasing properties to these types of tenants, WPC can generally charge rent that is higher than the rent charged to tenants with recognized credit and, thereby, enhance its current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market.

      Furthermore, if a tenant's credit does improve, the value of WPC's properties leased to that tenant will likely increase (if all other factors affecting value remain unchanged). WPC may also seek to enhance the likelihood of a tenant's lease obligations being satisfied, such as through a letter of credit or a guaranty of lease obligations from the tenant's corporate parent. This credit enhancement provides WPC with additional financial security.

      Leases with Increasing Rents. WPC seeks to include clauses in its leases that provide for increases in rent over the term of the leases. These increases are generally tied to increases in certain indices such as the consumer price index, in the case of retail stores, participation in gross sales above a stated level, mandated rental increases on specific dates and through other methods. WPC seeks to avoid entering into leases that provide for contractual reductions in rents during their primary term (other than reductions related to reductions in debt service).

      Properties Important to Tenant Operations. WPC generally seeks to acquire properties with operations that are essential or important to the ongoing operations of the tenant. WPC believes that these properties provide better protection in the event that tenants file for bankruptcy, because leases on properties essential or important to the operations of a bankrupt tenant are less likely to be rejected and terminated by a bankrupt tenant. WPC also seeks to assess the income, cash flow and profitability of the business conducted at the property, so that, if the tenant is unable to operate its business, WPC can either continue operating the business conducted at the property or re-lease the property to another entity in the industry which can operate the property profitably.

      Lease Provisions that Enhance and Protect Value. When appropriate, WPC attempts to include provisions in its leases that require its consent to certain tenant activities or require the tenant to satisfy certain operating tests.

      These provisions include, for example, operational and financial covenants of the tenant, prohibitions on a change in control of the tenant and indemnification from the tenant against environmental and other contingent liabilities. Including these provisions in its leases enables WPC to protect its investment from changes in the operating and financial characteristics of a tenant that may impact its ability to satisfy its obligations to WPC or could reduce the value of WPC's properties.

      Diversification. WPC tries to diversify its portfolio of properties to avoid dependence on any one particular tenant, type of facility, geographic location and tenant industry. By diversifying its portfolio, WPC reduces the adverse effect on WPC of a single underperforming investment or a downturn in any particular industry or geographic location.

      WPC employs a variety of other strategies and practices in connection with the acquisitions it makes on its own behalf and on behalf of the CPA(R) REITs. These strategies include attempting to obtain equity enhancements in connection with transactions.

      Typically, these equity enhancements involve warrants to purchase stock of the tenant to which the property is leased or the stock of the parent of the tenant. In certain instances, WPC grants to the tenant a right to purchase the property leased by the tenant, but generally the option purchase price will be not less than the fair market value of the property. WPC's practices include performing evaluations of the physical condition of properties and performing environmental surveys in an attempt to determine potential environmental liabilities associated with a property prior to its acquisition.

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

      WPC believes that the Investment Committee review process gives WPC a unique, competitive advantage over other unaffiliated net lease companies because of the substantial experience and perspective that the Investment Committee has in evaluating the blend of corporate credit, real estate and lease terms that combine to make an acceptable risk.

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

COMPETITION

WPC faces competition for the acquisition of office and industrial properties in general, and such properties net leased to major corporations in particular, from insurance companies, credit companies, pension funds, private individuals, investment companies and CPA(R) REITs. WPC also faces competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. WPC believes its management's experience in real estate, credit underwriting and transaction structuring will allow it to compete effectively for office and industrial properties.

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

WPC typically undertakes an investigation of potential environmental risks when evaluating an acquisition. Phase I environmental assessments are performed by independent environmental consulting and engineering firms for all properties acquired by WPC. Where warranted, Phase II environmental assessments are performed. Phase I assessments do not involve subsurface testing, whereas Phase II assessments involve some degree of soil and/or groundwater testing. WPC may acquire a property which is known to have had a release of hazardous materials in the past, subject to a determination of the level of risk and potential cost of remediation. WPC normally requires property sellers to indemnify it fully against any environmental problem existing as of the date of purchase. Additionally, WPC often structures its leases to require the tenant to assume most or all responsibility for compliance with the environmental provisions of the lease or environmental remediation relating to the tenant's operations and to provide that non-compliance with environmental laws is a lease default. In some cases, WPC may also require a cash reserve, a letter of credit or a guarantee from the tenant, the tenant's parent company or a third party to assure lease compliance and funding of remediation. The value of any of these protections depends on the amount of the collateral and/or financial strength of the entity providing the protection. Such a contractual arrangement does not eliminate WPC's statutory liability or preclude claims against WPC by governmental authorities or persons who are not a party to the arrangement. Contractual arrangements in WPC's leases may provide a basis for WPC to recover from the tenant damages or costs for which v has been found liable.

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

OPERATING SEGMENTS

WPC operates in two operating segments, real estate operations, with investments in the United States and Europe, and advisory operations. For the year ended December 31, 2001, no lessee represented 10% or more of the total operating revenue of WPC.

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

WPC's future results may be affected by certain risks and uncertainties including the following:

      Single tenant leases increase WPC's exposure in the event of a failure of tenant.

      WPC focuses its acquisition activities on net leased real properties or interests therein. Due to the fact that WPC's net leased real properties are leased to single tenants, the financial failure of or other default by a tenant resulting in the termination of a lease is likely to cause a reduction in the operating cash flow of WPC and might decrease the value of the property leased to such tenant.

      WPC depends on major tenants.

      Revenues from several of WPC's tenants and/or their guarantors constitute a significant percentage of WPC's consolidated rental revenues. The Company's five largest tenants/guarantors, which occupy 9 properties, represent 21% of annualized revenues. The default, financial distress or bankruptcy of any of the tenants of such properties could cause interruptions in the receipt of lease revenues from such tenants and/or result in vacancies in the respective properties, which would reduce the Company's revenues until the affected property is re-let, and could decrease the ultimate sale value of each such property.

      WPC can borrow a significant amount of funds.

      WPC has incurred, and may continue to incur, indebtedness (secured and unsecured) in furtherance of its activities. Neither the Operating Agreement nor any policy statement formally adopted by the Board of Directors limits either the total amount of indebtedness or the specified percentage of indebtedness (based upon the total market capitalization of WPC) which may be incurred. Accordingly, WPC could become more highly leveraged, resulting in increased risk of default on its obligations and in an increase in debt service requirements which could adversely affect its financial condition and results of operations and its ability to pay distributions. WPC's current unsecured revolving credit facility with Chase Manhattan Bank, as agent, contains various covenants which limit the amount of secured and unsecured indebtedness WPC may incur.

      WPC may not be able to refinance balloon payments on its mortgage debts.

      A significant number of WPC's properties are subject to mortgages with balloon payments. Scheduled balloon payments for the next five years are as follows:

            -     2002 - $ 0 million;
            -     2003 - $ 2.5 million;
            -     2004 - $20 million;

            -     2005 - $ 0 million; and
            -     2006 - $33 million.

      Our credit facility matures in 2004. As of December 31, 2001, WPC had $95,000,000 drawn from the line of credit. As of March 15, 2002, the balance outstanding on the line of credit was $81,000,000. WPC's ability to make such balloon payments will depend upon its ability either to refinance the obligation when due, invest additional equity in the property or to sell the related property. WPC's ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available mortgage rates, WPC's equity in the mortgaged properties, its financial condition, the operating history of the mortgaged properties and tax laws.

      WPC may be unable to renew leases or re-let vacated spaces.

      WPC will be subject to the risks that, upon expiration of leases, the premises may not be re-let or the terms of re-letting (including the cost of concessions to tenants) may be less favorable than current lease terms. If the Company is unable to re-let promptly all or a substantial portion of its properties or if the rental rates upon such re-letting were significantly lower than current rates, WPC's net income and ability to make expected distributions to its shareholders would be adversely affected. There can be no assurance that the Company will be able to retain tenants in any of its properties upon the expiration of their leases. WPC's scheduled lease expirations, as a percentage of annualized revenues for the next five years, are as follows:

            - 2002 - 2%
            - 2003 - 5%
            - 2004 - 5%
            - 2005 - 4%
            - 2006 - 6%

      WPC is subject to possible liabilities relating to environmental matters.

      WPC owns industrial and commercial properties and are subject to the risk of liabilities under federal, state and local environmental laws. Some of these laws could impose the following on WPC:

            - Responsibility and liability for the cost of investigation and removal or remediation of hazardous substances released on WPC's property, generally without regard to its knowledge or responsibility of the presence of the contaminants;

            - Liability for the costs of investigation and removal or remediation of hazardous substances at disposal facilities for persons who arrange for the disposal or treatment of such substances; and

            - Potential liability for common law claims by third parties based on damages and costs of environmental contaminants.

      WPC may be unable to make acquisitions on an advantageous basis.

      A significant element of the Company's business strategy is the enhancement of its portfolio through acquisitions of additional properties. The consummation of any future acquisition will be subject to satisfactory completion of WPC's extensive analysis and due diligence review and to the negotiation of definitive documentation. There can be no assurance that WPC will be able to identify and acquire additional properties or that it will be able to finance acquisitions in the future. In addition, there can be no assurance that any such acquisition, if consummated, will be profitable for WPC. If WPC is unable to consummate the acquisition of additional properties in the future, there can be no assurance that it will be able to increase the cash available for distribution to its shareholders.

      WPC may suffer uninsured losses.

      There are certain types of losses (such as due to wars or some natural disasters) that generally are not insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of the limits of WPC's insurance occur, WPC could lose capital invested in a property, as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. Any such loss would adversely affect the Company's financial condition.

      Changes in market interest rates could cause WPC's stock price to go down.

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

      WPC faces intense competition.

      The real estate industry is highly competitive. WPC's principal competitors include national real estate investment trusts, many of which are substantially larger and have substantially greater financial resources than WPC.

      WPC's participation in joint ventures creates additional risk.

      WPC participates in joint ventures with other entities, some of which may be unaffiliated with WPC. There are additional risks involved in these types of transactions. These risks include the potential of WPC's joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of WPC and its partner which could result in, among other things, subjecting WPC to liabilities in excess of those contemplated under the joint venture agreement and/or exposing WPC to liabilities of the joint venture in excess of its proportionate share of these liabilities.

      In some of WPC's joint venture relationships with publicly registered investment programs or other entities sponsored by Carey Asset Management Corp. or one of its affiliate, WPC enters into investments as tenants-in-common. This poses risks in addition to those mentioned above. The partition rights of each co-tenant in a tenancy-in-common could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that Carey Asset Management Corp. or WPC's board may owe to its partner in an affiliated transaction may make it more difficult for WPC to enforce its rights.

      International investments involve additional risks.

      WPC owns properties in France and may purchase additional property located outside the United States. These investments may be affected by factors peculiar to the laws of the jurisdiction in which the property is located. These laws may expose WPC to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following risks:

            -     changing governmental rules and policies;

            - enactment of laws relating to the foreign ownership of property and laws relating to the ability of foreign persons or corporations to remove profits earned from activities within the country to the person's or corporation's country of origin;

            -     variations in the currency exchange rates;

            - adverse market conditions caused by changes in national or local economic conditions;

            -     changes in relative interest rates;

            - change in the availability, cost and terms of mortgage funds resulting from varying national economic policies;

            - changes in real estate and other tax rates and other operating expenses in particular countries;

            -     changes in land use and zoning laws; and

            -     more stringent environmental laws or changes in such laws.

      The value of WPC's real estate is subject to fluctuation.

      WPC is subject to all of the general risks associated with the ownership of real estate. In particular, WPC faces the risk that rental revenue from the properties will be insufficient to cover all corporate operating expenses and debt service payments on indebtedness it incurs. Additional real estate ownership risks include:

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

            - Inability to collect rents from tenants due to financial hardship, including bankruptcy,

            - Changes in tax, real estate, zoning and environmental laws that may have an adverse impact upon the value of real estate,

            - Uninsured property liability, property damage or casualty losses,

            - Unexpected expenditures for capital improvements or to bring properties into compliance with applicable federal, state and local laws, and

            - Acts of God and other factors beyond the control of the Company's management.

      WPC depends on key personnel for its future success.

      WPC depends on the efforts of the executive officers and key employees. The loss of the services of these executive officers and key employees could have a material adverse effect on WPC's operations.

      The investment advisory business presents additional risks.

      W. P. Carey & Co. LLC is exposed to the risks of the real estate management business. These risks include that:

            - WPC's earnings could be volatile because revenue from the real estate management business has traditionally been more volatile than revenue from ownership of real estate subject to triple net leases; and

            - the growth in revenue from the management business is dependent in part on future capital raising in existing or future managed entities which is subject to uncertainty and is subject to capital market and real estate market conditions.

      The revenue streams from the investment advisory agreements are subject to limitation or cancellation.

      The agreements under which WPC will provide investment advisory services may generally be terminated by each CPA(R) REIT upon 60 days notice, with or without cause. In addition, the fees payable under each agreement are subject to a variable annual cap based on a formula tied to the assets and income of that CPA(R) REIT. This cap may limit the growth of the management fees. There can be no assurance that these agreements will not be terminated or that WPC's income will not be limited by the cap on fees payable under the agreements. A cap on the fees could have a material adverse effect on WPC's business, results of operations and financial condition.

      WPC's business, results of operations or financial condition could be materially adversely affected by the above conditions.

The risk factors may have affected, and in the future could affect, WPC's actual operating and financial results and could cause such results to differ materially from those in any forward-looking statements. You should not consider this list exhaustive. New risk factors emerge periodically, and the Company cannot completely assure you that the factors described above list all material risks to WPC at any specific point in time. The Company has disclosed many of the important risk factors discussed above in its previous filings with the Securities and Exchange Commission.

Item 2. Properties.

Set forth below is certain information relating to the Company's properties owned as of December 31, 2001:

                                                                  SHARE OF
                                                       RENT PER   CURRENT
 LEASE OBLIGOR/                             SQUARE      SQUARE    ANNUAL       INCREASE     LEASE TERM        MAXIMUM
  LOCATION                                  FOOTAGE      FOOT     RENTS(a)      FACTOR                         TERM
-------------------------------------------------------------------------------------------------------------------------
DR PEPPER BOTTLING COMPANY OF TEXAS
  Irving and Houston, Texas                  721,947      6.08   4,389,512      CPI          Jun. 2014        Jun. 2014

DETROIT DIESEL CORPORATION(b)
  Detroit, MI                              2,730,750      1.52   4,157,524      PPI          Jun. 2010        Jun. 2030

GIBSON GREETINGS, INC.
  Berea, KY and Cincinnati, OH             1,194,840      3.11   3,720,000      Stated       Nov. 2013        Nov. 2023

FEDERAL EXPRESS CORPORATION(e)
  College Station, TX                         12,080      5.38      65,000      Market       Feb. 2003        Feb. 2009
  Colliersville, TN (b)                      390,380     16.65   2,600,330      CPI          Nov. 2019        Nov. 2029
  Corpus Christi, TX                          30,212      6.29     189,986      Market       May 2004         May 2009
                                             -------             ---------
                                   Total:    432,672             2,855,316

BOUYGUES TELECOM SA(b)
  Tours, France                              105,055      8.92     889,832(h)   INSEE(i)     Sep. 2009        Sep. 2012
  Illkirch, France                           107,180     17.83   1,910,819(t)   INSEE(i)     Jul. 2013        Jul. 2013
                                             -------             ---------
                                   Total:    212,235             2,800,651

ORBITAL SCIENCES CORPORATION(b)
  Chandler, AZ                               280,000      9.48   2,655,320      CPI          Sep. 2009        Sep. 2029

AMERICA WEST HOLDINGS CORPORATION(b,d)
  Tempe, AZ                                  218,000     15.61   2,538,805      CPI          Nov. 2019        Nov. 2029

THERMADYNE HOLDINGS CORP. (y)
  Industry, CA                               325,800      7.75   2,525,163      N/A               N/A              N/A

LIVHO, INC.
  Livonia, MI                                158,000     15.95   2,520,000      Stated       Dec. 2008        Dec. 2028

SAINT-GOBAIN PERFORMANCE PLASTICS
CORPORATION (FORMERLY FURON COMPANY)(b)
  New Haven, CT; Mickleton, NJ; Aurora
  (2) and Mantua, OH; Bristol, RI            627,290      3.85   2,414,800      PPI          Jul. 2012        Jul. 2037

QUEBECOR PRINTING INC.
  Doraville, GA                              432,559      3.30   1,428,094      CPI          Dec. 2009        Dec. 2034
  Olive Branch, MS (b)                       270,500      3.60     973,255      CPI          Jun. 2008        Jun. 2033
                                             -------             ---------
                                   Total:    703,059             2,401,349

AUTOZONE, INC.(b,g) 31 Locations :
     NC, TX, AL, GA, IL, LA, MO              185,990      7.11   1,321,567      % Sales      Jan. 2011        Feb. 2026
  11 Locations:
     FL, GA, NM, SC, TX                       54,000      9.64     520,391      % Sales      Aug. 2013        Aug. 2038
  12 Locations :
     FL, LA, MO, NC, TN                       64,965      5.71     370,636      % Sales      Aug. 2012        Aug. 2037
                                             -------             ---------
                                   Total:    304,955             2,212,594

                                                                  SHARE OF
                                                       RENT PER   CURRENT
 LEASE OBLIGOR/                             SQUARE      SQUARE    ANNUAL       INCREASE     LEASE TERM        MAXIMUM
  LOCATION                                  FOOTAGE      FOOT     RENTS(a)      FACTOR                         TERM
-------------------------------------------------------------------------------------------------------------------------
THE GAP, INC.(b)
  Erlanger, KY (2)                           753,750      2.93   2,205,385      CPI          Feb. 2003            N/A

SYBRON INTERNATIONAL CORPORATION
  Dubuque, IA; Portsmouth, NH and
  Rochester, NY                              494,100      4.38   2,163,816      CPI          Dec. 2013        Dec. 2038

CHECKFREE HOLDINGS, INC.(o)
  Norcross, GA                               220,675     18.92   2,088,107      CPI          Dec. 2015        Dec. 2015

UNISOURCE WORLDWIDE, INC.
  Anchorage, AK                               44,712      7.34     328,360      Stated       Dec. 2009        Dec. 2029
  Commerce, CA(b)                            411,579      3.46   1,422,080      Stated       Apr. 2010        Apr. 2030
                                             -------             ---------
                                   Total:    456,291             1,750,440

INFORMATION RESOURCES, INC.(f)
  Chicago, IL                                252,000     19.92   1,673,191      CPI          Oct. 2005        Oct. 2015

PEERLESS CHAIN COMPANY
  Winona, MN                                 357,760      4.63   1,657,790      CPI          Jun. 2011        Jun. 2026

AP PARTS INTERNATIONAL, INC.
  Toledo, OH                               1,092,986      1.48   1,617,251      CPI          Dec. 2007        Dec. 2022

BRODART CO.(b)
  Williamsport, PA (2)                       521,231      2.91   1,519,253      CPI          Jun. 2008        Jun. 2028

COMARK, INC.                                  36,285      8.07     292,896      Stated       May 2003         May 2003
GENERAL SERVICES ADMINISTRATION                3,949     15.95      62,986      Stated       Apr. 2006        Apr. 2006
UNITED STATES POSTAL SERVICE                  60,320     20.44   1,233,000      Stated       Apr. 2006        Apr. 2006
                                             -------             ---------
  Total for property in Bloomingdale, IL:    100,554             1,588,882

CSS INDUSTRIES, INC.
  Memphis, TN                              1,006,566      1.49   1,500,000      CPI          Dec. 2005        Dec. 2015

SYBRON DENTAL SPECIALTIES, INC.
  Glendora, CA and Romulus, MI               245,000      5.97   1,463,096      CPI          Dec. 2018        Dec. 2043

SPRINT SPECTRUM L.P. (b)
  Albuquerque, NM                             94,731     15.04   1,424,561      CPI          May 2011         Sep. 2018

VARIOUS TENANTS  (b,v)
  Cincinnati, OH                             589,150

EAGLE HARDWARE & GARDEN, INC.(b,g)
  Bellevue, WA                               153,360      8.12   1,245,180      CPI &        Aug. 2017        Aug. 2017
                                                                                 % Sales

AT&T CORPORATION
  Bridgeton, MO                               85,510     13.60   1,162,546      Stated       Jun. 2011        Jun. 2021

BELLSOUTH TELECOMMUNICATIONS, INC.(b)
  Lafayette Parish, LA                        66,846     16.40   1,096,170      Stated       Dec. 2009        Dec. 2039


                                                                  SHARE OF
                                                       RENT PER   CURRENT
 LEASE OBLIGOR/                             SQUARE      SQUARE    ANNUAL       INCREASE     LEASE TERM        MAXIMUM
  LOCATION                                  FOOTAGE      FOOT     RENTS(a)      FACTOR                         TERM
-------------------------------------------------------------------------------------------------------------------------
CENDANT OPERATION, INC.(b)
  Moorestown, NJ                              74,066     14.42   1,067,738      Stated       Jun. 2004        Jun. 2004

JOHNSON ENGINEERING CORPORATION(b)            31,114      9.89     307,800      Stated       Jun. 2003        Jun. 2003
LOCKHEED MARTIN CORPORATION(b)                39,464      9.30     366,936      Stated       Jul. 2004        Jul. 2004
UNITED SPACE ALLIANCE LLC(b)                  38,000     10.00     380,004      Stated       Apr. 2006        Apr. 2006
                                             -------             ---------
                    Total for property in
                             Houston, TX:    108,578             1,054,740

ANTHONY'S MANUFACTURING COMPANY, INC.
  San Fernando, CA                           182,845      5.57   1,019,047      CPI          May 2007         May 2012

LOCKHEED MARTIN CORPORATION
  King of Prussia, PA                         88,578     11.00     974,358      Market       Jul. 2003        Jul. 2008

AMS HOLDING GROUP                             52,261     14.64     765,101      None         Dec. 2004        Dec. 2009
TEXAS DIGITAL SYSTEMS, INC.                   36,291      5.37     194,820      None         Aug. 2002        Aug. 2002
                                              ------               -------
                    Total for property in
                     College Station, TX:     88,552               959,921

WAL-MART STORES, INC.(b)
  West Mifflin, PA                           118,125      8.05     950,905      CPI          Jan. 2007        Jan. 2037

UNITED STATIONERS SUPPLY COMPANY
  New Orleans, LA; Memphis, TN and San
  Antonio, TX                                197,321      4.64     915,834      CPI          Mar. 2010        Mar. 2030

PRE FINISH METALS INCORPORATED
  Walbridge, OH                              313,704      2.84     892,091      CPI          Jun. 2003        Jun. 2028

IMO INDUSTRIES, INC. (b)
  Garland, TX                                150,203      5.48     822,750      Stated       Sep. 2002        Sep. 2007

ALPENA HOLIDAY INN(b)
  Alpena, MI                                  96,333               819,089(c)                Dec. 2009

NVR L.P.
  Thurmont, MD and
  Farmington, NY                             179,741      4.30     773,370      CPI          Mar. 2014        Mar. 2030

WINN-DIXIE STORES, INC.(g)
  Bay Minette, AL                             34,887      3.68     128,470      % Sales      Jun. 2007        Jun. 2037
  Brewton, AL                                 30,625      4.39     134,500      % Sales      Oct. 2010        Oct. 2030
  Leeds, AL                                   25,600      5.65     144,713      % Sales      Mar. 2004        Mar. 2034
  Montgomery, AL                              32,690      5.86     191,534      % Sales      Mar. 2008        Mar. 2038
  Panama City, FL                             34,710      4.91     170,399      % Sales      Mar. 2008        Mar. 2038
                                             -------               -------
                                   Total:    158,512               769,616

LOCKHEED MARTIN CORPORATION                   66,000      7.94     523,908      Stated       Aug. 2002        Aug. 2003
MERCHANTS HOME DELIVERY, INC.                 22,716     11.71     266,064      Stated       Jun. 2004        Jun. 2014
                                              ------               -------
                    Total for property in
                              Oxnard, CA:     88,716               789,972

PANTIN, FRANCE - MULTI-TENANT (b)             68,951     13.32     688,772(j)   INSEE(i)            Various

                                                                  SHARE OF
                                                       RENT PER   CURRENT
 LEASE OBLIGOR/                             SQUARE      SQUARE    ANNUAL       INCREASE     LEASE TERM        MAXIMUM
  LOCATION                                  FOOTAGE      FOOT     RENTS(a)      FACTOR                         TERM
-------------------------------------------------------------------------------------------------------------------------
SHINN SYSTEMS, INC.                           13,284      2.00      26,568      CPI          Nov. 2003        Nov. 2003
PILLOWTEX CORPORATION (z)                    288,000      2.40     691,200      N/A            N/A              N/A
                                             -------               -------
               Total for property in
                     Salisbury, NC:          301,284               717,768

DATCON INSTRUMENT COMPANY
  Lancaster, PA                               70,712      9.60     679,083      CPI          Nov. 2013        Nov. 2030

EXIDE ELECTRONICS CORPORATION
  Raleigh, NC                                 27,770     23.22     644,937      CPI          Jul. 2006        Jul. 2006

WESTERN UNION FINANCIAL SERVICES, INC.
  Bridgeton, MO                               78,080      7.34     573,221      Stated       Nov. 2006        Nov. 2011

EXCEL COMMUNICATIONS, INC.
  Reno, NV                                    53,158     10.02     532,800      Stated       Dec. 2006        Dec. 2020

TITAN CORPORATION(k)
  San Diego, CA                              166,403     16.43     506,783      CPI          Jul. 2007        Jul. 2023

UNITED SPACE ALLIANCE LLC
  Webster, TX                                 88,200      5.73     505,020      Stated       Sep. 2006        Sep. 2006

DS GROUP LIMITED
  Goshen, IN                                  54,270      9.22     500,212      CPI          Feb. 2010        Feb. 2035

WOZNIAK INDUSTRIES, INC.
  Schiller Park, IL                           84,197      5.91     497,400      Stated       Aug. 2005        Dec. 2023

HONEYWELL, INC.                              112,125      2.99     335,484      Stated       Sep. 2002        Sep. 2002
CONTINENTAL AIRLINES, INC.                    32,320      4.41     142,560      Stated       Jul. 2003        Jul. 2003
                                             -------               -------
                    Total for property in
                          Houston, TX(b):    144,445               478,044

YALE SECURITY, INC.
  Lemont, IL                                 130,000      3.53     459,000      Stated       Apr. 2011        Apr. 2011

NATIONSPACK, INC. (q) (FORMERLY B&G
  CONTRACT PACKAGING, INC.)                   80,000      2.33     186,626      Stated       Dec. 2003        Dec. 2003
VITAL RECORDS COMPANY OF ARKANSAS, INC.
  (q)                                         80,000      3.40     272,000      Stated       Jul. 2010        Jul. 2020
                                             -------               -------
                    Total for property in
                            Maumelle, AR:    160,000               458,626

PETOSKEY HOLIDAY INN(b)
  Petoskey, MI                                83,462       N/A     446,044(c)                Dec. 2009

CHILDTIME CHILDCARE, INC.(b,l)
  12 Locations: AZ, CA, MI, TX                83,694     15.45     439,008      CPI          Jan. 2016        Jan. 2041

PENN CRUSHER CORPORATION
  Cuyahoga Falls, OH and Broomall, PA        103,255      3.65     377,234      Market       Jan. 2005        Jan. 2020

                                                                  SHARE OF
                                                       RENT PER   CURRENT
 LEASE OBLIGOR/                             SQUARE      SQUARE    ANNUAL       INCREASE     LEASE TERM        MAXIMUM
  LOCATION                                  FOOTAGE      FOOT     RENTS(a)      FACTOR                         TERM
-------------------------------------------------------------------------------------------------------------------------
SOCIETE DE TRAITEMENTS(b)                     69,470      3.32     184,347(m)   INSEE(i)     Jun. 2005        Jun. 2008
GIST-BROCADES FRANCE SA(b)                    37,337      5.37     160,402(m)   INSEE(i)     Jun. 2005        Jun. 2008
                                             -------               -------
                    Total for property in
                  Indre et Loire, France:    106,807               344,749(m)

TELLIT ASSURANCES(b)
  Rouen, France                               36,791     12.43     342,913(j)   INSEE(i)     Aug. 2004        Aug. 2009

BELLSOUTH ENTERTAINMENT, INC.
  Ft. Lauderdale, FL                          80,450      5.14     413,748      CPI          Jul. 2006        Jul. 2009

OLMSTEAD KIRK PAPER COMPANY                    5,760      6.56      37,800      Stated       Jan. 2003        Jan. 2003
PETROCON ENGINEERING, INC.                    48,700      5.46     265,740      Stated             Monthly Renewals
                                              ------               -------
                    Total for property in
                            Beaumont, TX:     54,460               303,540

BLUE TOOL, INC.
  Frankenmuth, MI(s)                         132,400      2.27     300,000      None               Monthly Renewals

BIKE BARN HOLDING COMPANY, INC.                6,216     10.42      64,800      Stated       Aug. 2005        Aug. 2005
SEARS ROEBUCK AND CO.                         21,069     10.60     223,331      Stated       Sep. 2005        Sep. 2005
                                              ------               -------
                    Total for property in
                          Houston, TX(b):     27,285               288,131

GAMES WORKSHOP, INC.
  Glen Burnie, MD                             45,804      5.70     260,849      Stated       May 2006         May 2016

THE ROOF CENTERS, INC.
  Manassas, VA                                60,446      4.31     260,749      Stated       Jul. 2009        Jul. 2009

HARCOURT GENERAL, INC.(g)
  Canton, MI                                  29,818      7.84     233,750      % Sales      Jul. 2005        Jul. 2030

VERIZON COMMUNICATIONS, INC.
  Milton, VT                                  30,624      7.54     231,000      Stated       Feb. 2003        Feb. 2013

VARIOUS TENANTS (b)
    Broomfield, CO                            44,676      5.04     225,361      CPI                   Various

NORTHERN TUBE, INC.
  Pinconning, MI                             220,588      1.02     225,000      CPI          Dec. 2007        Dec. 2022

PENBERTHY PRODUCTS, INC.
  Prophetstown, IL                           161,878      1.47     237,486      CPI          Apr. 2006        Apr. 2026

ADR BOOKPRINT INC.                             3,330      7.56      25,176      Stated       May 2003         May 2003
TRANS AMERICAN AUTOMATION INC.                 5,632      7.92      44,604      Stated       Feb. 2007        Feb. 2007
CUSTOM TRAINING GROUP, INC.                   11,740      8.23      96,600      Stated       Aug. 2006        Aug. 2006
WORK READY, INC.                               7,306      9.20      67,220      Stated       Aug. 2006        Aug. 2006
                                              ------               -------
                    Total for property in
                             Houston, TX:     28,008               233,600

CSK AUTO, INC.
  Apache Junction, AZ (p)                     11,807      4.18      49,348      CPI          Jan. 2002        Jan. 2022
  Casa Grande, AZ                             11,588      5.57      64,590      CPI          Jan. 2007        Jan. 2022
  Glendale, AZ (p)                            11,700      5.67      66,720      CPI          Jan. 2002        Jan. 2022
                                              ------               -------
                                   Total:     35,095               180,658

                                                                  SHARE OF
                                                       RENT PER   CURRENT
 LEASE OBLIGOR/                             SQUARE      SQUARE    ANNUAL       INCREASE     LEASE TERM        MAXIMUM
  LOCATION                                  FOOTAGE      FOOT     RENTS(a)      FACTOR                         TERM
-------------------------------------------------------------------------------------------------------------------------
ROCHESTER BUTTON COMPANY, INC.
  South Boston and Kenbridge, VA              81,387      2.21     180,000      None         Dec. 2016        Dec. 2036

DIRECTION REGIONAL DES AFFAIRES
SANITAIRES ET SOCIALES(b)
  Rouen, France                               25,228      8.70     164,661(n)   INSEE(i)     Oct. 2004        Oct. 2004

PEPSICO, INC.
  Houston, TX                                 17,725      6.29     111,557      Stated       Oct. 2004        Oct. 2004

STAIR PANS OF AMERICA, INC.
  Fredericksburg, VA                          45,821      2.06      94,300      Stated       Jul. 2007        Jul. 2007

LOCKHEED MARTIN CORPORATION
  Webster, TX                                 10,960      8.27      90,603      Stated       Jul. 2002        Jul. 2002

PENN VIRGINIA COAL COMPANY
  Duffield, VA                                12,804      5.78      73,999      CPI          Nov. 2004        Nov. 2004

THE CRAFTERS MALL, INC.
  Glendale, AZ                                 3,406     14.08      47,968      None              Quarterly Renewals

RECLAMATION FOODS, INC.
  Apache Junction, AZ                          3,194      8.21      26,225      CPI          Jun. 2006        Jun. 2006

SCALLON'S CARPET CASTLE, INC.
  Casa Grande, AZ                              3,134      5.90      18,480      Stated       Dec. 2003        Dec. 2003

CARE FREE HAIR DESIGN
  Colville, WA                                   800     10.40       8,400      None               Monthly Renewals

VARIOUS TENANTS  (b,v)
  Cincinnati, OH                             589,150

VACANT PROPERTIES
  McMinnville, TN (x)                        276,991
  Burnsville, MN (q)                          31,837
  Urbana, IL (q)                              46,350
  Travelers Rest, SC                          85,959
  Los Angeles, CA (w)                        390,000
  Broomfield, CO (r)                        11 acres Land Only

      (a) Share of Current Annual Rents is the product of the Square Footage, the Rent per Square Foot, and any ownership interest percentage as noted below.

      (b)   These properties are encumbered by mortgage notes payable.

      (c) The Company operates a hotel business at this property. Dollar amounts are net operating income for 2001 for the hotel business.

      (d) Current annual rent represents the 74.583% ownership interest as a tenancy in common in this property.

      (e) Current annual rent for the Colliersville, TN property represents the 40% ownership interest in a limited liability company owning land and building.

      (f) Current annual rent represents the 33.33% ownership interest in a limited partnership owing land and building.

      (g) Current annual rent does not include percentage of sales rent, payable under the lease contract.

      (h) Current annual rent represents the 95% ownership interest in a foreign partnership owning land and building. Rents are collected in French Francs, conversion rate at December 31, 2001 used.

      (i) INSEE construction index, an index published quarterly by the French Government.

      (j) Current annual rent represents the 75% ownership interest in a foreign partnership owning land and building. Rents are collected in French Francs, conversion rate at December 31, 2001 used.

      (k) Current annual rent represents the 18.54% ownership interest in a limited partnership owning land and building.

      (l) Current annual rent represents the 33.93% ownership interest as a tenancy in common in this property.

      (m) Current annual rent represents the 80% ownership interest in a foreign partnership owning land and building. Rents are collected in French Francs, conversion rate at December 31, 2001 used.

      (n) Current annual rent represents the 75% ownership interest in a foreign partnership owning land and building. Rents are collected in French Francs, conversion rate at December 31, 2001 used.

      (o) Current annual rent represents the 50% ownership interest in a limited liability company owning land and building.

      (p)   Tenant vacated property in January 2002.

      (q)   Property subsequently sold in 2002.

      (r)   Property is currently under development.

      (s) Tenant currently occupies the space under a month-to-month license agreement.

      (t) Current annual rent represents the 90% ownership interest in a foreign partnership owning a building. Rents are collected in French Francs, conversion rate at December 31, 2001 used.

      (u) Represents total vacant space from various locations in Houston, Texas under Billup Portfolio.

      (v) The property primarily consists of public warehousing operations and has approximately 46 short-term tenants who collectively generate approximately $130,000 in monthly rents and expense reimbursements.

      (w) WPC entered into a purchase and sale agreement in January 2002 for the sale of the property.

      (x) The property is mostly vacant, except for the former tenant occupying the foundry space on a month-to-month license agreement for $8,300.

      (y) Tenant filed a voluntary petition for bankruptcy in December 2001, and in February 2002 the lease was terminated. The tenant vacated the property in February 2002.

      (z) Tenant notified WPC in February 2002 that under its bankruptcy plan of reorganization it would terminate its lease and vacate the property effective April 2002.

Item 3. Legal Proceedings.

As of the date hereof, the Company is not a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the year ended December 31, 2001 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Information with respect to Registrant's common equity is hereby incorporated by reference to page 37 of the Company's Annual Report contained in Appendix A.

Item 6. Selected Financial Data.

Selected Financial Data are hereby incorporated by reference to page 1 of the Company's Annual Report contained in Appendix A.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 10 of the Company's Annual Report contained in Appendix A.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk:

$180,020 of WPC's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of December 31, 2001 ranged from 4.56% to 6.44%. The interest on the fixed rate debt as of December 31, 2001 ranged from 5.92% to 10%.

Advances from the line of credit bear interest at an annual rate of either (i) the one, two, three or six-month LIBOR, plus a spread which ranges from 0.6% to 1.45% depending on leverage or corporate credit rating or (ii) the greater of the bank's Prime Rate and the Federal Funds Effective Rate, plus .50%, plus a spread of up to .125% depending on WPC's leverage.

(in thousands)

                      2002      2003       2004       2005      2006      Thereafter   Total    Fair Value
                      ----      ----       ----       ----      ----      ----------   -----    ----------
Fixed rate debt      $9,444    $10,266    $27,412    $8,394    $25,947    $98,557     $180,020   $180,348
Weighted average
    interest rate      7.28%      7.28%      8.02%     7.61%      7.41%      7.36%
Variable rate debt   $  926    $   958    $96,026    $1,059    $ 1,167    $15,359     $115,495   $115,495

WPC conducts business in France. The foreign operations were not material to WPC's consolidated financial position, results of operations or cash flows during the three-year period ended December 31, 2001. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three-year period ended December 31, 2001. Accordingly, we were not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign subsidiaries. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases resulting from WPC's foreign operations are as follows:

(in thousands)      2002     2003     2004     2005     2006    Thereafter  Total
                    ----     ----     ----     ----     ----    ----------  -----
Minimum Rents(1)   $4,783   $4,783   $4,606   $3,941   $3,739   $16,946    $38,798

Scheduled principal payments for the mortgage notes payable during each of the next five years following December 31, 2001 and thereafter are as follows:

(in thousands)      2002     2003     2004     2005     2006    Thereafter  Total
                    ----     ----     ----     ----     ----    ----------  -----
Mortgage notes
Payable(1)         $3,134   $1,144   $1,398   $1,430   $1,612   $28,651    $37,369

(1) Based on December 31, 2001 exchange rate for the French Franc.

Item 8. Consolidated Financial Statements and Supplementary Data:

The following consolidated financial statements and supplementary data of the Company are hereby incorporated by reference to pages 11 to 36 of the Company's Annual Report contained in Appendix A:

      (i)   Report of Independent Accountants.
      (ii)  Consolidated Balance Sheets as of December 31, 2001 and 2000.
      (iii) Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.
      (iv) Consolidated Statements of Members' Equity for the years ended December 31, 2001, 2000 and 1999.
      (v) Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.
      (vi)  Notes to Consolidated Financial Statements.

Item 9. Disagreements on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

This information will be contained in Company's definitive Proxy Statement with respect to the Company's 2002 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

Item 11. Executive Compensation.

This information will be contained in Company's definitive Proxy Statement with respect to the Company's 2002 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

This information will be contained in Company's definitive Proxy Statement with respect to the Company's 2002 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

This information will be contained in Company's definitive Proxy Statement with respect to the Company's 2002 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) 1. Financial Statements:

            The following financial statements are filed as a part of this
            Report:

                  Report of Independent Accountants.

                  Consolidated Balance Sheets as of December 31, 2001 and 2000.

                  Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

                  Consolidated Statements of Members' Equity for the years ended December 31, 2001, 2000 and 1999.

                  Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

                  Notes to Consolidated Financial Statements.

The consolidated financial statements are hereby incorporated by reference to pages 11 to 36 of the Company's Annual Report contained in Appendix A.

      (a) 2. Financial Statement Schedule:

            The following schedule is filed as a part of this Report:

                  Report of Independent Accountants.

                  Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2001.

                  Notes to Schedule III.

                  Schedule III and notes thereto are contained herein on pages 24 to 32 of this Form 10-K.

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

Exhibit                                                       Method of
  No.             Description                                   Filing
--------          -----------                         --------------------------
    3.1     Amended and Restated Limited Liability    Exhibit 3.1 to
            Company Agreement of Carey Diversified    Registration Statement on
            LLC.                                      Form S-4 (No. 333-37901)
                                                      dated October 15, 1997

    3.2     Bylaws of Carey Diversified LLC.          Exhibit 3.2 to
                                                      Registration Statement on
                                                      Form S-4 (No. 333-37901)
                                                      dated October 15, 1997

    4.1     Form of Listed Share Stock                Exhibit 4.1 to
            Certificate.                              Registration Statement on
                                                      Form S-4 (No. 333-37901)
                                                      dated October 15, 1997

   10.1     Management Agreement Between Carey        Exhibit 10.1 to
            Management LLC and the Company.           Registration Statement on
                                                      Form S-4 (No. 333-37901)
                                                      dated October 15, 1997

   10.2     Non-Employee Directors' Incentive         Exhibit 10.2 to
            Plan.                                     Registration Statement on
                                                      Form S-4 (No. 333-37901)
                                                      dated October 15, 1997

   10.3     1997 Share Incentive Plan.                Exhibit 10.3 to
                                                      Registration Statement on
                                                      Form S-4 (No. 333-37901)
                                                      dated October 15, 1997

   10.4     Investment Banking Engagement Letter      Exhibit 10.4 to
            between W. P. Carey & Co. and the         Registration Statement on
            Company.                                  Form S-4 (No. 333-37901)
                                                      dated October 15, 1997

   10.5     Non-Statutory Listed Share Option         Exhibit 10.5 to
            Agreement.                                Registration Statement on
                                                      Form S-4 (No. 333-37901)
                                                      dated October 15, 1997

   10.6     Second Amended and Restated Credit        Filed herewith
            Agreement dated as of March 23, 2001

   21.1     List of Registrant Subsidiaries           Filed herewith

   23.1     Consent of PricewaterhouseCoopers LLP     Filed herewith

   99.13    Amended and Restated Agreement of         Exhibit 99.13 to
            Limited Partnership of CPA(R):1.          Registration Statement on
                                                      Form S-4 (No. 333-37901)
                                                      dated October 15, 1997

Exhibit                                                       Method of
  No.             Description                                   Filing
--------          -----------                         --------------------------
   99.16    Amended and Restated Agreement of         Exhibit 99.16 to
            Limited Partnership of CPA(R):4.          Registration Statement on
                                                      Form S-4 (No. 333-37901)
                                                      dated October 15, 1997

   99.18    Amended and Restated Agreement of         Exhibit 99.18 to
            Limited Partnership of CPA(R):6.          Registration Statement on
                                                      Form S-4 (No. 333-37901)
                                                      dated October 15, 1997

   99.21    Amended and Restated Agreement of         Exhibit 99.21 to
            Limited Partnership of CPA(R):9.          Registration Statement on
                                                      Form S-4 (No. 333-37901)
                                                      dated October 15, 1997

   99.22    Listed Share Purchase Warrant.            Exhibit 99.22 to
                                                      Registration Statement on
                                                      Form S-4 (No. 333-37901)
                                                      dated October 15, 1997

(b)  Report on Form 8-K:

      During the quarter ended December 31, 2001, the Company was not required to file any reports on Form 8-K.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    W. P. CAREY & CO. LLC


3/20/2002           BY: /s/ John J. Park
---------               --------------------------------------------------------
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

                    BY:  W. P. CAREY & CO. LLC


3/20/2002           BY: /s/ William P. Carey
---------               -------------------------------------------------------
  Date                  William P. Carey
                        Chairman of the Board, Chief Executive Officer and
                        Director
                        (Principal Executive Officer)


3/20/2002           BY: /s/ Francis J. Carey
---------               -------------------------------------------------------
  Date                  Francis J. Carey
                        Vice Chairman of the Board, Chairman of the Executive
                        Committee and Director


3/20/2002           BY: /s/ Gordon F. DuGan
---------               -------------------------------------------------------
  Date                  Gordon F. DuGan
                        President, Chief Acquisitions Officer and Director


3/20/2002           BY: /s/ Donald E. Nickelson
---------               -------------------------------------------------------
  Date                  Donald E. Nickelson
                        Chairman of the Audit Committee and Director


3/20/2002           BY: /s/ Eberhard Faber IV
---------               -------------------------------------------------------
  Date                  Eberhard Faber IV
                        Director


3/20/2002           BY: /s/ Dr. Lawrence R. Klein
---------               -------------------------------------------------------
  Date                  Dr. Lawrence R. Klein
                        Director


3/20/2002           BY: /s/ Charles C. Townsend, Jr.
---------               -------------------------------------------------------
  Date                  Charles C. Townsend, Jr.
                        Director


3/20/2002           BY: /s/ Reginald Winssinger
---------               -------------------------------------------------------
  Date                  Reginald Winssinger
                        Director


3/20/2002           BY: /s/ John J. Park
---------               -------------------------------------------------------
  Date                  John J. Park
                        Executive Vice President, Chief Financial Officer and
                        Treasurer
                        (Principal Financial Officer)


3/20/2002           BY: /s/ Claude Fernandez
---------               -------------------------------------------------------
  Date                  Claude Fernandez
                        Executive Vice President - Financial Operations
                        (Principal Accounting Officer)

                        REPORT of INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of
W. P. CAREY & CO. LLC:

Our audits of the consolidated financial statements referred to in our report dated February 25, 2002 appearing in the 2001 Annual Report to Shareholders of
W. P. CAREY & CO. LLC (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

New York, New York
February 25, 2002

                     W. P. CAREY & CO. LLC AND SUBSIDIARIES

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2001

                                                        Initial Cost to Company
                                                        -----------------------

                                                                                   Costs Capitalized       Increase
                                                                        Personal     Subsequent to    (decrease) in Net
Description                   Encumbrances     Land       Buildings     Property     Acquisition(a)    Investments (b)
-----------                   ------------     ----       ---------     --------     --------------    ---------------
Operating Method:
Office, warehouse and
  manufacturing buildings
  leased to various
  tenants in Broomfield,
  Colorado                      $1,788,177     $247,993    $2,538,263                  $1,200,000
Office and manufacturing
  building leased to IMO
  Industries, Inc.                 273,454      814,267     4,761,042                                    $(2,238,231)
Distribution facilities
  and warehouses leased
  to The Gap, Inc.              13,302,145    1,525,593    21,427,148                                        141,235
Supermarkets leased to
  Winn-Dixie Stores, Inc.                       855,196     6,762,374                                     (1,924,025)
Warehouse and manufac-
  turing plant leased to
  Pre Finish Metals
  Incorporated                                  324,046     8,408,833
Land leased to Unisource
  Worldwide, Inc.                             4,573,360
Centralized telephone
  bureau leased to Excel
  Communications, Inc.                          925,162     4,023,627                                        101,983
Office building in
  Beaumont, Texas leased
  to Petrocon
  Engineering, Inc. and
  Olmstead Kirk Paper
  Company                                       164,113     2,343,849                      39,593
Computer center leased to
  AT&T Corporation                              269,700     5,099,964                   3,753,145             (2,612)
Office, manufacturing and
  warehouse buildings
  leased to AMS Holding
  Group and Texas Digital
  Systems, Inc.                               1,389,951     5,337,002                      92,326            431,899
Warehouse and
  distribution center
  leased to Pillowtex,
  Corporation and Shinn
  Systems, Inc.                                 246,949     5,034,911                   1,363,829
Manufacturing and office
  buildings leased to
  Penn Virginia
  Corporation                                   240,072       609,267
Land leased to Exide
  Electronics Corporation                     1,638,012

                                             Gross Amount at which Carried at Close of Period (c)
                                             ----------------------------------------------------
                                                                                                                 Life on
                                                                                                                  which
                                                                                                               Depreciation
                                                                                                                in Latest
                                                                                                              Statement of
                                                          Personal                   Accumulated      Date       Income
Description                      Land       Buildings     Property      Total      Depreciation(d)  Acquired   is Computed
-----------                      ----       ---------     --------      -----      ---------------  --------   -----------
Operating Method:
Office, warehouse and
  manufacturing buildings
  leased to various
  tenants in Broomfield,
  Colorado                       $247,993    $3,738,263                $3,986,256       $325,077    1/1/1998    40 yrs.
Office and manufacturing
  building leased to IMO
  Industries, Inc.                814,267     2,522,811                 3,337,078        420,149    1/1/1998    40 yrs.
Distribution facilities
  and warehouses leased
  to The Gap, Inc.              1,525,593    21,568,383                23,093,976      2,146,245    1/1/1998    40 yrs.
Supermarkets leased to
  Winn-Dixie Stores, Inc.         448,523     5,245,022                 5,693,545        524,503    1/1/1998    40 yrs.
Warehouse and manufac-
  turing plant leased to
  Pre Finish Metals
  Incorporated                    324,046     8,408,833                 8,732,879        840,884    1/1/1998    40 yrs.
Land leased to Unisource
  Worldwide, Inc.               4,573,360                               4,573,360                   1/1/1998    N/A
Centralized telephone
  bureau leased to Excel
  Communications, Inc.            925,162     4,125,610                 5,050,772        405,880    1/1/1998    40 yrs.
Office building in
  Beaumont, Texas leased
  to Petrocon
  Engineering, Inc. and
  Olmstead Kirk Paper
  Company                         164,113     2,383,442                 2,547,555        234,436    1/1/1998    40 yrs.
Computer center leased to
  AT&T Corporation                269,700     8,850,497                 9,120,197         46,096    1/1/1998    40 yrs.
Office, manufacturing and
  warehouse buildings
  leased to AMS Holding
  Group and Texas Digital
  Systems, Inc.                 1,389,951     5,861,227                 7,251,178        551,695    1/1/1998    40 yrs.
Warehouse and
  distribution center
  leased to Pillowtex,
  Corporation and Shinn
  Systems, Inc.                   246,949     6,398,740                 6,645,689        609,843    1/1/1998    40 yrs.
Manufacturing and office
  buildings leased to
  Penn Virginia
  Corporation                     240,072       609,267                   849,339         60,927    1/1/1998    40 yrs.
Land leased to Exide
  Electronics Corporation       1,638,012                               1,638,012                   1/1/1998    N/A

                     W. P. CAREY & CO. LLC AND SUBSIDIARIES

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2001

                                                        Initial Cost to Company
                                                        -----------------------

                                                                                   Costs Capitalized       Increase
                                                                        Personal     Subsequent to    (decrease) in Net
Description                   Encumbrances     Land       Buildings     Property     Acquisition(a)    Investments (b)
-----------                   ------------     ----       ---------     --------     --------------    ---------------
Operating Method:
Motion picture theaters
  leased to Harcourt
  General, Inc.                               1,527,425     5,709,495                                     (4,752,521)
Warehouse/ office
  research facilities
  leased to Lockheed
  Martin Corporation                          1,218,860     6,283,475                     539,706
Warehouse/office research
  facilities leased to
  Lockheed Martin
  Corporation and
  Merchant Home Delivery,
  Inc.                                        1,104,669     6,556,607                      42,232
Warehouse/distribution
  facilities leased to
  Games Workshop, Inc.                          293,801     1,912,271
Warehouse and office
  facility leased to
  BellSouth
  Entertainment, Inc.                         1,173,108     3,368,141                     241,350             98,916
Manufacturing and office
  facility leased to Yale
  Security, Inc.                                345,323     3,913,657                                         60,394
Manufacturing facilities
  leased to AP Parts
  International, Inc.            3,389,587      447,170    12,337,106                                        260,258
Manufacturing facilities
  leased to Northern
  Tube, Inc.                                     31,725     1,691,580
Manufacturing facilities
  leased to Anthony's
  Manufacturing Company,
  Inc.                                        2,051,769     5,321,776                                        152,368
Manufacturing facilities
  in Traveler's Rest, SC                        263,618     4,046,406                                     (2,506,543)
Land leased to AutoZone,
  Inc.                          14,839,615    9,382,198                                                     (147,949)
Retail stores leased to
  CSK Auto, Inc.                              3,202,467     2,711,994                                     (4,680,386)
Retail stores leased to
  Care Free Hair Design                         129,173       313,107
Office facility leased to
  Verizon Communications,
  Inc.                                          219,548     1,578,592
Land leased to Sybron                         1,135,003                                                       17,286

                                           Gross Amount at which Carried at Close of Period (c)
                                           ----------------------------------------------------
                                                                                                               Life on
                                                                                                                which
                                                                                                             Depreciation
                                                                                                              in Latest
                                                                                                            Statement of
                                                        Personal                   Accumulated      Date       Income
Description                    Land       Buildings     Property      Total      Depreciation(d)  Acquired   is Computed
-----------                    ----       ---------     --------      -----      ---------------  --------   -----------
Operating Method:
Motion picture theaters
  leased to Harcourt
  General, Inc.                 274,985     2,209,414                 2,484,399        220,941    1/1/1998    40 yrs.
Warehouse/ office
  research facilities
  leased to Lockheed
  Martin Corporation          1,218,860     6,823,181                 8,042,041        672,966    1/1/1998    40 yrs.
Warehouse/office research
  facilities leased to
  Lockheed Martin
  Corporation and
  Merchant Home Delivery,
  Inc.                        1,104,669     6,598,839                 7,703,508        661,737    1/1/1998    40 yrs.
Warehouse/distribution
  facilities leased to
  Games Workshop, Inc.          293,801     1,912,271                 2,206,072        191,227    1/1/1998    40 yrs.
Warehouse and office
  facility leased to
  BellSouth
  Entertainment, Inc.         1,173,108     3,708,407                 4,881,515        348,526    1/1/1998    40 yrs.
Manufacturing and office
  facility leased to Yale
  Security, Inc.                345,323     3,974,051                 4,319,374        393,702    1/1/1998    40 yrs.
Manufacturing facilities
  leased to AP Parts
  International, Inc.           447,170    12,597,364                13,044,534      1,242,686    1/1/1998    40 yrs.
Manufacturing facilities
  leased to Northern
  Tube, Inc.                     31,725     1,691,580                 1,723,305        169,158    1/1/1998    40 yrs.
Manufacturing facilities
  leased to Anthony's
  Manufacturing Company,
  Inc.                        2,051,769     5,474,144                 7,525,913        537,439    1/1/1998    40 yrs.
Manufacturing facilities
  in Traveler's Rest, SC        263,618     1,539,863                 1,803,481        341,977    1/1/1998    40 yrs.
Land leased to AutoZone,
  Inc.                        9,234,249                               9,234,249                   1/1/1998    N/A
Retail stores leased to
  CSK Auto, Inc.                804,134       429,941                 1,234,075         91,715    1/1/1998    40 yrs.
Retail stores leased to
  Care Free Hair Design         129,173       313,107                   442,280         31,311    1/1/1998    40 yrs.
Office facility leased to
  Verizon Communications,
  Inc.                          219,548     1,578,592                 1,798,140        157,859    1/1/1998    40 yrs.
Land leased to Sybron         1,152,289                               1,152,289                   1/1/1998    N/A

                     W. P. CAREY & CO. LLC AND SUBSIDIARIES

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2001

                                                        Initial Cost to Company
                                                        -----------------------

                                                                                   Costs Capitalized       Increase
                                                                        Personal     Subsequent to    (decrease) in Net
Description                   Encumbrances     Land       Buildings     Property     Acquisition(a)    Investments (b)
-----------                   ------------     ----       ---------     --------     --------------    ---------------
Operating Method:
  Dental Specialities,
  Inc.
Office facility leased to
  United States Postal
  Service, General
  Services Administration
  and Comark, Inc.                            1,074,640    11,452,967                     154,728
Manufacturing facilities
  leased to Blue Tool,
  Inc.                                          284,314     2,483,597
Manufacturing and office
  buildings leased to
  Penn Crusher Corporation                      412,596     3,471,346                      40,743
Manufacturing facilities
  in McMinnville, TN                            177,981     4,660,047                                     (3,177,000)
Manufacturing and office
  facility leased to The
  Roof Centers, Inc.                            459,593     1,351,737
Manufacturing facilities
  leased to Quebecor
  Printing Inc.                  4,952,024    4,458,047    18,695,004                                        477,347
Land leased to Datcon
  Instrument Company                          1,954,882                                                       40,000
Manufacturing facility
  leased to Wozniak
  Industries, Inc.                              864,638     2,677,512                       1,745             50,913
Distribution and office
  facilities leased to
  Federal Express
  Corporation                                   335,189     1,839,331
Land leased to Dr Pepper
  Bottling Company of
  Texas                                       9,795,193
Manufacturing facility
  leased to Detroit
  Diesel Corporation            17,490,234    5,967,620    31,730,547                                        775,099
Engineering and
  Fabrication facility
  leased to Orbital
  Sciences Corporation          14,427,241    5,034,749    18,956,971                   2,185,077            541,325
Distribution facility
  leased to PepsiCo, Inc.                       166,745       884,772
Office/warehouse facility
  formerly leased to Red
  Bank Distribution, Inc.        2,097,266    1,629,715     9,396,770                                     (2,000,000)
Land leased to Childtime
  Childcare, Inc.                  419,832    1,673,925                                       324

                                             Gross Amount at which Carried at Close of Period (c)
                                             ----------------------------------------------------
                                                                                                                 Life on
                                                                                                                  which
                                                                                                               Depreciation
                                                                                                                in Latest
                                                                                                              Statement of
                                                          Personal                   Accumulated      Date       Income
Description                      Land       Buildings     Property      Total      Depreciation(d)  Acquired   is Computed
-----------                      ----       ---------     --------      -----      ---------------  --------   -----------
Operating Method:
  Dental Specialities,
  Inc.
Office facility leased to
  United States Postal
  Service, General
  Services Administration
  and Comark, Inc.              1,074,640    11,607,695                12,682,335      1,153,234    1/1/1998    40 yrs.
Manufacturing facilities
  leased to Blue Tool,
  Inc.                            284,314     2,483,597                 2,767,911         62,090    1/1/1998    40 yrs.
Manufacturing and office
  buildings leased to
  Penn Crusher Corporation        412,596     3,512,089                 3,924,685        347,566    1/1/1998    40 yrs.
Manufacturing facilities
  in McMinnville, TN              177,981     1,483,047                 1,661,028         49,576    1/1/1998    40 yrs.
Manufacturing and office
  facility leased to The
  Roof Centers, Inc.              459,593     1,351,737                 1,811,330        135,174    1/1/1998    40 yrs.
Manufacturing facilities
  leased to Quebecor
  Printing Inc.                 4,458,047    19,172,351                23,630,398      1,885,963    1/1/1998    40 yrs.
Land leased to Datcon
  Instrument Company            1,994,882                               1,994,882                   1/1/1998    N/A
Manufacturing facility
  leased to Wozniak
  Industries, Inc.                864,638     2,730,170                 3,594,808        269,892    1/1/1998    40 yrs.
Distribution and office
  facilities leased to
  Federal Express
  Corporation                     335,189     1,839,331                 2,174,520        183,933    1/1/1998    40 yrs.
Land leased to Dr Pepper
  Bottling Company of
  Texas                         9,795,193                               9,795,193                   1/1/1998    N/A
Manufacturing facility
  leased to Detroit
  Diesel Corporation            5,967,620    32,505,646                38,473,266      3,199,787    1/1/1998    40 yrs.
Engineering and
  Fabrication facility
  leased to Orbital
  Sciences Corporation          5,034,749    21,683,373                26,718,122      2,057,752    1/1/1998    40 yrs.
Distribution facility
  leased to PepsiCo, Inc.         166,745       884,772                 1,051,517         88,478    1/1/1998    40 yrs.
Office/warehouse facility
  formerly leased to Red
  Bank Distribution, Inc.       1,629,715     7,396,770                 9,026,485         29,365    1/1/1998    40 yrs.
Land leased to Childtime
  Childcare, Inc.               1,674,249                               1,674,249                   1/1/1998    N/A

                     W. P. CAREY & CO. LLC AND SUBSIDIARIES

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2001

                                                        Initial Cost to Company
                                                        -----------------------

                                                                                   Costs Capitalized       Increase
                                                                        Personal     Subsequent to    (decrease) in Net
Description                   Encumbrances     Land       Buildings     Property     Acquisition(a)    Investments (b)
-----------                   ------------     ----       ---------     --------     --------------    ---------------
Operating Method:
Hotel leased to Livho,
  Inc.                                        2,765,094    11,086,650   3,290,990       4,831,329
Retail store leased to
  Eagle Hardware and
  Garden, Inc.                  10,474,432    4,125,000    11,811,641                     393,206
Office building in
  Pantin, France leased
  to five lessees                5,889,106    2,674,914     8,113,120                                     (2,098,836)
Office facility in Mont
  Saint Argany, France
  leased to Tellit
  Assurances                     3,054,610      542,968     5,286,915                                     (1,318,643)
Portfolio of seven
  properties in Houston,
  Texas leased to 12
  lessees                        7,105,500    3,260,000    22,574,073                      74,343
Office facility leased to
  America West Holdings
  Corp.                         17,971,175    2,274,782    26,701,663
Office facility leased to
  Sprint Spectrum L.P.           8,731,254    1,190,000     9,352,965                   1,312,509
Office facility leased
  to  Direction Regional
  des Affaires Sanitaires
  et Sociales                    1,168,098      303,061     2,109,731                                       (636,546)
Office facility leased to
  Cendant Operations, Inc.       5,952,827      351,445     5,980,736                     527,368             42,917
Office facility leased to
  BellSouth
  Telecommunications, Inc.       5,589,491      720,000     7,708,458                     119,092
Office building in Lille
  and Indre et Loire,
  France leased to
  Gist-Brocades France SA
  and Societe de
  Traitements                    2,915,593      451,168     4,478,891                                       (932,234)
Office facility in Tours,
  France leased to
  Bouygues Telecom SA            7,467,185    1,033,532     9,737,359                                       (612,426)
Office facility in
  Illkirch, France
  leased to Bouygues
  Telecom SA                    16,874,116                 18,520,178
                              ------------  -----------  ------------  ----------     -----------       ------------
                              $166,172,962  $89,722,062  $373,153,468  $3,290,990     $16,912,645       $(23,836,012)
                              ============  ===========  ============  ==========     ===========       ============

                                              Gross Amount at which Carried at Close of Period (c)
                                              ----------------------------------------------------
                                                                                                                  Life on
                                                                                                                   which
                                                                                                                Depreciation
                                                                                                                 in Latest
                                                                                                               Statement of
                                                           Personal                   Accumulated      Date       Income
Description                       Land       Buildings     Property      Total      Depreciation(d)  Acquired   is Computed
-----------                       ----       ---------     --------      -----      ---------------  --------   -----------
Operating Methods:
Hotel leased to Livho,
  Inc.                            2,765,094    13,266,579   5,942,390   21,974,063      3,486,711    1/1/1998    7-40 yrs.
Retail store leased to
  Eagle Hardware and
  Garden, Inc.                   4,493,534    11,836,313                16,329,847      1,096,417    4/23/1998   40 yrs.
Office building in
  Pantin, France leased
  to five lessees                1,037,136     7,652,062                 8,689,198        671,585    5/27/1998   40 yrs.
Office facility in Mont
  Saint Argany, France
  leased to Tellit
  Assurances                       430,535     4,080,705                 4,511,240        332,802    6/10/1998   40 yrs.
Portfolio of seven
  properties in Houston,
  Texas leased to 12
  lessees                        3,260,000    22,648,416                25,908,416      2,003,671    6/15/1998   40 yrs.
Office facility leased to
  America West Holdings
  Corp.                          2,274,782    26,701,663                28,976,445      1,778,203    6/30/1998   40 yrs.
Office facility leased to
  Sprint Spectrum L.P.           1,466,884    10,388,590                11,855,474        734,060    7/1/1998    40 yrs.
Office facility leased
  to  Direction Regional
  des Affaires Sanitaires
  et Sociales                      167,450     1,608,796                 1,776,246        120,745    11/16/1998  40 yrs.
Office facility leased to
  Cendant Operations, Inc.         351,445     6,551,021                 6,902,466        537,049    2/19/1999   40 yrs.
Office facility leased to
  BellSouth
  Telecommunications, Inc.         720,000     7,827,550                 8,547,550        398,276    12/22/1999  40 yrs.
Office building in Lille
  and Indre et Loire,
  France leased to
  Gist-Brocades France SA
  and Societe de
  Traitements                      377,594     3,620,231                 3,997,825        247,351    5/5/1999    40 yrs.
Office facility in Tours,
  France leased to
  Bouygues Telecom SA              972,290     9,186,175                10,158,465        285,253    9/1/2000    40 yrs.
Office facility in
  Illkirch, France
  leased to Bouygues
  Telecom SA                                  18,520,178                18,520,178         19,292    12/3/2001   40 yrs.
                              ------------  ------------  ----------  ------------    -----------
                              $ 84,199,057  $369,101,706  $5,942,390  $459,243,153    $32,401,204
                              ============  ============  ==========  ============    ===========

                     W. P. CAREY & CO. LLC AND SUBSIDIARIES

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2001

                                                                                                            Gross Amount
                                                                                                               at which
                                                                                                               Carried
                                                                                                             at Close of
                                               Initial Cost to Company                                       Period (c)
                                             ---------------------------                                    -------------
                                                                               Costs           Increase
                                                                            Capitalized       (Decrease)
                                                                           Subsequent to        in Net                        Date
      Description              Encumbrances      Land         Buildings   Acquisition (a)    Investment(b)      Total       Acquired
      -----------              ------------      ----         ---------   ---------------    -------------      -----       --------
Direct Financing Method:
Office buildings and
  warehouses leased to
  Unisource Worldwide, Inc.    $ 4,986,494   $    331,910   $ 12,281,102                      $  331,180    $ 12,944,192    1/1/1998
Centralized Telephone
  Bureau leased to Western
  Union Financial
  Services, Inc.                                  842,233      4,762,302                          37,083       5,641,618    1/1/1998
Warehouse and
  manufacturing buildings
  leased to Gibson
  Greetings, Inc.                               3,495,507     34,016,822                       3,134,329      40,646,658    1/1/1998
Warehouse and
  manufacturing buildings
  leased to CSS
  Industries, Inc.                              1,051,005     14,036,912                         374,779      15,462,696    1/1/1998
Manufacturing,
  distribution and office
  buildings leased to
  Brodart Co.                    2,262,110        445,383     11,323,899                         149,476      11,918,758    1/1/1998
Manufacturing facilities
  leased to Rochester
  Button Company, Inc.                             43,753      1,235,328                                       1,279,081    1/1/1998
Manufacturing facilities
  leased to Thermadyne
  Holdings Corp.                                3,789,019     13,163,763                         103,139      17,055,921    1/1/1998
Office and research
  facility leased to Exide
  Electronics Corporation                                      2,844,120                                       2,844,120    1/1/1998
Manufacturing facility
  leased to Penberthy
  Products, Inc.                                   70,317      1,476,657                                       1,546,974    1/1/1998
Manufacturing facility and
  warehouse leased to DS
  Group Limited                                   238,532      3,339,449                                       3,577,981    1/1/1998
Retail stores leased to
  AutoZone, Inc.                                              16,416,402                        (384,609)     16,031,793    1/1/1998
Manufacturing facility
  leased to Peerless Chain
  Company                                       1,307,590     11,026,975         21,775           75,175      12,431,515    1/1/1998
Retail store leased to
  Wal-Mart Stores, Inc.          2,793,503      1,839,303      6,535,144                                       8,374,447    1/1/1998
Manufacturing and office
  facilities leased to
  Sybron International
  Corporation                                   2,273,857     18,078,975         12,728          265,585      20,631,145    1/1/1998
Manufacturing and office
  facilities leased to
  Sybron Dental
  Specialties, Inc.                               454,101     13,250,980          9,315          174,479      13,888,875    1/1/1998

                     W. P. CAREY & CO. LLC AND SUBSIDIARIES

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2001

                                                                                                            Gross Amount
                                                                                                               at which
                                                                                                               Carried
                                                                                                             at Close of
                                               Initial Cost to Company                                       Period (c)
                                             ---------------------------                                    -------------
                                                                               Costs           Increase
                                                                            Capitalized       (Decrease)
                                                                           Subsequent to        in Net                        Date
      Description              Encumbrances      Land         Buildings   Acquisition (a)    Investment(b)      Total       Acquired
      -----------              ------------      ----         ---------   ---------------    -------------      -----       --------
Direct Financing Methods:
Manufacturing and office
  facilities leased to NVR
  L.P.                                            728,683      6,092,840                          41,501       6,863,024    1/1/1998
Manufacturing and
  generating facilities
  leased to Datcon
  Instrument Company                                           4,409,856                                       4,409,856    1/1/1998
Office/warehouse
  facilities leased to
  United Stationers Supply
  Company                                       1,882,372      5,846,214         26,581           47,182       7,802,349    1/1/1998
Bottling and Distribution
  facilities lease to Dr
  Pepper Bottling Company
  of Texas                                                    27,598,638                         476,424      28,075,062    1/1/1998
Land and industrial/
  warehouse/office
  facilities leased to
  Saint-Gobain Performance
  Plastics Corporation          10,986,819      4,221,568     19,676,226                         304,475      24,202,269    1/1/1998
Day care facilities leased
  to Childtime Childcare,
  Inc.                             733,231                     2,412,916                                       2,412,916    1/1/1998
                               -----------   -----------    ------------   -------------      ----------    ------------
                               $21,762,157   $23,015,133    $229,825,520   $      70,399      $5,130,198    $258,041,250
                               ===========   ===========    ============   =============      ==========    ============

                     W. P. CAREY & CO. LLC AND SUBSIDIARIES

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2001

                                                        Initial Cost to Company
                                                        -----------------------

                                                                                   Costs Capitalized
                                                                        Personal     Subsequent to
Description                   Encumbrances     Land       Buildings     Property     Acquisition(a)
-----------                   ------------     ----       ---------     --------     --------------
Operating real estate:

Hotel located in:

   Alpena, Michigan           $ 6,290,000   $114,241     $4,256,356    $618,066          $  471,614

   Petoskey, Michigan           6,290,000     98,326      1,446,757     290,668             770,216
                              -----------   --------      ----------    --------         ----------

                              $12,580,000   $212,567     $5,703,113    $908,734          $1,241,830
                              ===========   ========     ==========    ========          ==========


                                            Gross Amount at which Carried at Close of Period (c)
                                            ----------------------------------------------------
                                                                                                                Life on
                                                                                                                 which
                                                                                                              Depreciation
                                                                                                               in Latest
                                                                                                             Statement of
                                                         Personal                   Accumulated      Date       Income
Description                     Land       Buildings     Property      Total      Depreciation(d)  Acquired   is Computed
-----------                     ----       ---------     --------      -----      ---------------  --------   -----------
Operating real estate:

Hotel located in:

   Alpena, Michigan           $114,241    $4,370,052    $  975,984    $5,460,277    $1,340,957     1/1/1998     7-40 yrs.

   Petoskey, Michigan           98,326     1,622,373       885,268     2,605,967       735,357     1/1/1998     7-40 yrs.
                              --------    ----------    ----------    ----------    ----------

                              $212,567    $5,992,425    $1,861,252    $8,066,244    $2,076,314
                              ========    ==========    ==========    ==========    ==========

                     W. P. CAREY & CO. LLC and SUBSIDIARIES

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(a) Consists of the cost of improvements and acquisition costs subsequent to acquisition, including legal fees, appraisal fees, title costs, other related professional fees and purchases of furniture, fixtures, equipment and improvements at the hotel properties.

(b) The increase (decrease) in net investment is primarily due to (i) the amortization of unearned income from net investment in direct financing leases producing a periodic rate of return which at times may be greater or less than lease payments received, (ii) sales of properties (iii) impairment losses, (iv) changes in foreign currency exchange rates, and
      (v) an adjustment in connection with purchasing certain minority interests.

(c) At December 31, 2001, the aggregate cost of real estate owned by the Company and its subsidiaries for Federal income tax purposes is $709,497,000.

                                                          Reconciliation of Real Estate
                                                          -----------------------------
                                                              Accounted for Under
                                                              -------------------
                                                              the Operating Method
                                                              --------------------
                                                                  December 31,
                                                                  ------------
                                                              2001              2000
                                                              ----              ----
      Balance at beginning of year                       $ 438,164,796     $ 441,876,323
      Additions                                             19,406,917        22,239,038
      Purchase accounting adjustments in connection
         with acquisition of minority interests                920,041         1,800,000
      Dispositions                                          (2,164,984)      (10,572,364)
      Foreign currency translation adjustment               (1,729,439)       (2,236,271)
      Reclassification from/to assets held for sale
         and net investment in direct financing lease        8,408,498        (8,207,979)
      Impairment loss                                       (3,762,676)       (6,733,951)
                                                         -------------     -------------
      Balance at end of year                             $ 459,243,153     $ 438,164,796
                                                         =============     =============

                                                    Reconciliation of Accumulated Depreciation
                                                    ------------------------------------------
                                                                  December 31,
                                                                  ------------
                                                             2001              2000
                                                             ----              ----
      Balance at beginning of year                       $  24,159,250     $  16,455,189
      Depreciation expense                                   9,561,382        12,763,126
      Foreign currency translation adjustment                  (68,530)           (9,740)
      Reclassification from/to assets held for sale
         and net investment in direct financing lease       (1,163,444)       (3,119,596)
      Dispositions                                             (87,454)       (1,929,729)
                                                         -------------     -------------
      Balance at end of year                             $  32,401,204     $  24,159,250
                                                         =============     =============

                                                     Reconciliation for Operating Real Estate
                                                     ----------------------------------------
                                                                   December 31,
                                                                   ------------
                                                              2001              2000
                                                              ----              ----
      Balance at beginning of year                       $   7,943,711     $   7,584,625
      Additions                                                122,533           359,086
                                                         -------------     -------------
      Balance at close of year                           $   8,066,244     $   7,943,711
                                                         =============     =============

                                                          Reconciliation of Accumulated
                                                          -----------------------------
                                                            Depreciation for Operating
                                                            --------------------------
                                                                   Real Estate
                                                                   -----------
                                                                  December 31,
                                                                  ------------
                                                              2001              2000
                                                              ----              ----
      Balance at beginning of year                       $   1,441,587     $     831,736
      Depreciation expense                                     634,727           609,851
                                                         -------------     -------------
      Balance at end of year                             $   2,076,314     $   1,441,587
                                                         =============     =============

                                                         APPENDIX A TO FORM 10-K

                              W. P. CAREY & CO. LLC

                                                              2001 ANNUAL REPORT

SELECTED FINANCIAL DATA

(In thousands except per share amounts)

                                                           The Company Consolidated                       The
                                                           ------------------------                   Predecessor
                                                                                                       Combined
                                                                                                       --------
Operating Data                                  2001          2000          1999          1998           1997
                                                ----          ----          ----          ----           ----
Revenues                                     $ 139,411     $ 120,251     $  88,506     $  85,330     $  96,271

Income (loss) before extraordinary items        35,761        (9,278)       34,039        39,085        40,561

Basic earnings (loss) per share                   1.04          (.31)         1.33          1.55          XXXX

Diluted earnings (loss) per share                 1.02          (.31)         1.33          1.55          XXXX

Cash dividends (1)                              58,048        49,957        42,525        30,820        43,620

Cash provided by operating activities           58,877        58,268        48,186        51,944        51,641

Cash (used in) provided by investing           (13,368)       41,138       (55,173)      (71,525)         (273)
   activities

Cash (used in) provided by financing           (46,815)      (91,498)        3,392         6,668       (61,335)
   activities

Cash dividends declared per share                 1.70          1.69          1.67          1.65          XXXX

Balance Sheet Data:

Real estate, net (2)                         $ 435,629     $ 433,867     $ 501,350     $ 453,181     $ 240,498

Net investment in direct financing leases      258,041       287,876       295,556       295,826       216,761

Total assets                                   915,883       904,242       856,259       813,264       523,420

Long-term obligations (3)                      287,903       176,657       310,562       254,827       150,907

(1) 1997 amounts represent cash distributions to Limited Partners of the predecessor partnerships.
(2) Includes real estate accounted for under the operating method, operating real estate and real estate under construction, net of accumulated depreciation.
(3) Represents mortgage and note obligations and deferred acquisition fees due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS

(dollar amounts in thousands)

Overview

The following discussion and analysis of financial condition and results of operations of W. P. Carey & Co. LLC ("WPC") should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001. The following discussion includes forward looking statements. Forward looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of WPC. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of WPC to be materially different from the results of operations or plan expressed or implied by such forward looking statements. The risk factors are fully described in Item I of this Annual Report on Form 10-K. Accordingly, such information should not be regarded as representations by WPC that the results or conditions described in such statements or objectives and plans of WPC will be achieved.

Effective June 29, 2000, Carey Diversified LLC acquired the net lease real estate management operations of Carey Management LLC by issuing 8,000,000 shares, and changed its name to W. P. Carey & Co. LLC. As a result of acquiring the operations of Carey Management, WPC acquired its workforce of approximately 95 employees, assumed the advisory contracts with four publicly registered affiliated real estate investment trusts ("REITs" and "CPA(R) REITs") and terminated the management contract between Carey Diversified and Carey Management LLC. Management believes that the acquisition has provided WPC with several potential advantages including, but not limited to, increased diversification of revenue sources, reduced operating expenses through the elimination of management fees formerly paid to Carey Management, a potentially increased earnings growth rate, a strengthened credit profile and improved access to capital markets. The net operating income of the management business of Carey Management has historically grown at a faster rate than the net operating income and revenues of WPC's real estate operations, and Management believes the prospects for an increase in the growth rate of earnings (excluding amortization charges) has been improved. Because the capital markets have indicated a strong preference for internally managed real estate companies, the ability of WPC to raise additional equity capital in the public markets should be enhanced.

WPC's net lease real estate management operations derives substantially all of its revenues from the four affiliated REITs. All transactions with these affiliates are subject to contractual agreements including Advisory Agreements. As an Advisor to these REITs, WPC's contracts are renewable annually by independent directors who are elected by each REIT's shareholders. In connection with each renewal, WPC's management is required to provide the independent directors with a comparison of the fee structure of the company with several similar companies. The Advisory Agreements also provide that after a specific time period the asset base used for determining management and performance fees are based on valuations performed by independent professionals. WPC is also a real estate investment company that acquires, owns and manages commercial properties leased to companies nationwide, primarily on a triple net basis. As of December 31, 2001, WPC owned 184 properties in the United States and 6 properties in Europe totaling more than 20 million square feet. WPC's core investment strategy is to purchase properties, leased to a variety of companies on a single tenant net lease basis, that are either owned outright or owned by an entity managed by WPC.

Certain accounting policies are critical to the understanding of WPC's financial condition and results of operations. Management believes that an understanding of financial condition and results of operations requires an understanding of accounting policies relating to the use of estimates and revenue recognition.

The preparation of financial statements requires that Management make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. For instance, WPC must assess its ability to collect rent and other tenant-based receivables and determine an appropriate charge for uncollected amounts. Because WPC's real estate operations have a limited number of lessees, Management believes that it is necessary to evaluate specific situations rather than solely use statistical methods.

WPC also uses estimates and judgments when evaluating whether long-lived assets and goodwill are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, Management performs projections of undiscounted cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires Management to make its best estimate of market rents and residual values. In its evaluations, WPC obtains market information from outside

(dollar amounts in thousands)

sources; however, such information requires Management to determine whether the information received is appropriate to the circumstances. Because most of WPC's properties are leased to one tenant, WPC is more likely to incur significant writedowns when circumstances change because of the possibility that a property will be vacated in its entirety and, therefore, it is different than the risks related to leasing and managing multi-tenant properties. Events or changes in circumstances can result in further noncash writedowns and impact the gain or loss ultimately realized upon sale of the assets.

In connection with the net lease real estate management business, WPC earns transaction and asset-based fees. Transaction fees are primarily earned in connection with investment banking services provided in connection with structuring acquisitions, refinancing and dispositions on behalf of the affiliated real estate investment trusts. Transaction fees are earned upon consummation of a transaction, that is, when a purchase has been completed by the affiliate. Completion of a transaction includes determining that the purchaser and seller are bound by a contract and all substantive conditions of closing have been performed. When these conditions are met, acquisition-based services have been completed and the fees are recognized.

Asset-based management services are earned when performed. A portion of the fees are subject to subordination provisions pursuant to the Advisory Agreements and are based on specific performance criteria. In connection with determining whether management and performance fees are recorded as revenue, Management performs analyses on a quarterly basis to measure whether subordination provisions have been met. Revenue is only recognized when the specific performance criteria are achieved.

WPC recognizes rental income from sales overrides when reported by lessees, that is, after the level of sales requiring a rental payment is reached.

Public business enterprises are required to report financial and descriptive information about their reportable operating segments. WPC's management evaluates the performance of its owned and managed real estate portfolio as a whole, but allocates its resources between two operating segments: real estate operations with domestic and international investments and management services.

Results of Operations:

Year-Ended December 31, 2001 Compared to Year-Ended December 31, 2000

WPC reported net income of $35,761 and a net loss of $9,278 for the years ended December 31, 2001 and 2000, respectively. The results for 2001 and 2000 are not fully comparable, primarily due to the acquisition of the management operations in June 2000 and the related charge in 2000 of $38,000 in connection with terminating its management contract. Excluding the charge on the termination of the management contract in 2000, net income for the comparable periods would have increased by $7,039. WPC is engaged in two reportable segments, real estate operations and management services.

Real estate operations operating income (real estate segment income before gains and losses, income taxes, minority interest and the charge on the contract termination) was $33,341 and $26,556 in 2001 and 2000, respectively. The results for 2001 and 2000 include asset impairment charges of $12,643 and $11,047, respectively, representing noncash impairment writedowns of assets to estimated fair value. Excluding the effect of the writedowns, operating income from real estate operations for 2001 would have reflected an increase of $8,381.

The increase in real estate operating income was primarily due to decreases in interest expense and depreciation. The decrease in interest expense was attributable to lower average outstanding balances on WPC's $185,000 credit facility and a decrease in interest rates during 2001. Of the $5,834 decrease in interest expense for the comparable years to $21,603 in 2001, $6,292 was due to lower interest from the credit facility. WPC's credit facility is indexed to the London Inter-Bank Offered Rate ("LIBOR") and the LIBOR benchmark rate declined substantially in 2001. The average balance outstanding on the credit line was $104,000 in 2001 and $146,000 in 2000 and the average interest rate declined from 7.77% to 5.29%. As of December 31, 2001, advances outstanding on the credit facility were $95,000. Based on current outstanding balances on the credit facility, a change of 1% in the benchmark rate changes annual interest charges by $950. The decrease in interest expense from the credit facility is partially offset by an increase in mortgage interest due to placement of mortgages on the Cendant Operations, Inc. and Sprint Spectrum L.P. properties in December 2000 and July 2001, respectively,

(dollar amounts in thousands)

resulting in higher interest charges from mortgages. The decrease in depreciation of $2,976 to $10,532 in 2001 was primarily due to the disposition of the majority interest in the Federal Express Corporation property in Colliersville, Tennessee in December 2000 to an affiliate and the reclassification of a property located in Los Angeles, California to real estate under development in December 1999 at which time depreciation was no longer incurred. In January 2002, WPC entered into a purchase and sales agreement with the Los Angeles Unified School District ("LAUSD") to sell the property for $24,000. As of December 31, 2001, the carrying value of the property was $13,047. The sale is subject to approval by the LAUSD Board of Education and completion of LAUSD's due diligence.

Other income primarily consists of nonrecurring items including, but not limited to, consideration from lease termination and settlements. In 2001, WPC received a $2,500 final settlement of a claim against a former lessee, New Valley Corporation, relating to a termination of a lease in 1993. WPC also recognized $2,165 from a settlement with Harcourt General Corporation, the guarantor of a lease with General Cinema Corporation for a property in Burnsville, Minnesota. The settlement was received as a result of the termination of the General Cinema lease in connection with General Cinema's plan of reorganization. The Burnsville property was sold in January 2002. WPC is continuing to seek settlements with other former lessees; however, the timing of such settlements and the amounts that will be received cannot be estimated.

The increase in property expenses in 2001 of $1,681 to $7,325 was primarily due to an increase in real estate taxes and utilities on vacant and partially vacant properties of $1,045 and an increase in the provision for uncollected rents of $2,098 and was partially offset by decreases in management fees of $1,908. Effective with the cancellation of its Management Agreement in June 2000, the Company no longer incurred management fees. The provision for uncollected rents included a writeoff of accumulated straight-line rents of $1,321 that was recorded in connection with amending a lease.

The decrease in lease revenues (rental income and interest income from direct financing leases) of $6,087 to $79,571 in 2001 was primarily as a result of the sale of a 60% majority interest in the Federal Express property to an affiliate in December 2000 and the restructuring of a lease with Livho, Inc., the lessee of the Holiday Inn in Livonia, Michigan, and was partially offset by rent increases on various leases and increased rents from the completion of expansions at existing properties. The lease restructuring with Livho, Inc. resulted in a decrease in rental income of $658. During the year ended December 31, 2000, revenues from the Federal Express lease were $5,404. The remaining 40% interest in the property is now accounted for under the equity method of accounting. Under the equity method, WPC recognizes its share of the net income or loss from the Federal Express investment.

During 2000, WPC acquired a 90% interest in a joint venture that entered into a build-to-suit commitment in Strasbourg, France at a property which is net leased to Bouygues Telecom S.A., an existing lessee. The project was completed in November 2001. The lease has an initial term of twelve years with annual rents of approximately $2,000. During 2001, WPC completed expansions of the Sprint Spectrum and AT&T Corporation properties which have increased annual rents by $675. Comark, Inc., a lessee at WPC's multi-tenant Bloomingdale, Illinois property, and Western Union Financial Services, Inc. exercised renewal options. Comark extended its lease through May 2003 at an annual rent of $293 and Western Union extended its lease through November 2006 at an annual rent of $937.

In December 2001, Thermadyne Holdings Corp. filed a petition of bankruptcy and subsequently vacated the property in February 2002. Annual rents from Thermadyne were $2,525. WPC has entered into an agreement-in-principle to re-lease a portion of the space for approximately $817 and is actively remarketing the remaining space.

In November 2001, WPC evicted Red Bank Distribution Inc. and entered into an agreement-in-principle that effectively terminated the net lease because of Red Bank's inability to meet its annual rent lease obligation of $1,579. WPC has assumed control of the property and is managing a public warehousing operation that occupies a portion of the building. The property has approximately 46 short-term tenants who collectively generate approximately $130 in monthly rents and expense reimbursements. Management is evaluating several alternatives including continuing to manage the operation, seeking a single-tenant net lease or selling the property.

WPC is closely monitoring the financial condition of several lessees which it believes have been affected by current economic conditions and other trends. Such lessees include America West Holding Corp. and Livho, Inc. which together represent 6% of lease revenues. America West, an air carrier, has obtained government financing subsequent to September 11, 2001 and its financial prospects are uncertain. Livho, the lessee of a Holiday Inn in Livonia, Michigan, is affected by the cyclical nature of the automotive industry. The financial condition of another lessee, Peerless Chain Company, has been

(dollar amounts in thousands)

adversely affected by foreign competition, and it has not kept current on its annual rent of $1,561. Peerless is currently paying only a portion of its rents and has entered into discussions with WPC to restructure the lease, but WPC has made no commitment.

In January 2002, The Gap, Inc. notified WPC that it would not renew its leases which expire in February 2003 and contribute annual rent of $2,205. In addition, Pillowtex, Inc. notified WPC in February 2002 that under its plan of reorganization it would terminate its lease with annual rents of $691, effective April 1, 2002. Both the Gap and Pillowtex properties are warehouse/distribution properties and are being actively remarketed.

WPC incurred impairment losses of $12,643 in 2001 including a writedown of $6,749 in its equity investment in the operating partnership of MeriStar Hospitality Corporation as a result of a decrease in MeriStar's earnings and the uncertainty regarding its distribution rate which was reduced in the fourth quarter of 2001. WPC incurred a $2,000 impairment loss on the Red Bank property as a result of the eviction. The remaining impairment losses primarily related to the writedowns of several under-performing properties which WPC has entered into commitments to sell.

As of December 31, 2001, WPC has classified seven properties as being held for sale in the accompanying financial statements, based on either a contractual commitment to sell the properties or the expectation that the properties will be sold within the next year. If all of the properties are subsequently sold, annual lease revenues would decrease by $821. In July 2001, the Company sold its property in Forrest City, Arkansas to the lessee, Duff-Norton Company, Inc. Annual rent from the Duff-Norton lease was $1,164. In addition, annual rents have decreased by $1,212 as a result of selling nine properties in 2001.

Because of the long-term nature of WPC's net leases, inflation and changing prices should not unfavorably affect revenues and net income or have an impact on the continuing operations of WPC's properties. WPC's leases usually have rent increase provisions based on the consumer price index and other similar indexes and may have caps on such increases, or sales overrides, which should increase operating revenues in the future. The moderate increases in the consumer price index over the past several years will affect the rate of such future rent increases.

Net operating income from WPC's management services operations for the years ended December 31, 2001 and 2000 was $7,598 and $9,361, respectively, and is not fully comparable as the acquisition of the management services operations occurred June 29, 2000. Results for the years ended December 31, 2001 and 2000 include noncash charges for amortization of goodwill and intangible assets of $11,903 and $5,958, respectively. Excluding amortization charges, operating income from management services would have been $19,501 and $15,319 for the years ended December 31, 2001 and 2000, respectively. Income tax expense for management services for the year ended December 31, 2001 increased by $4,182 over the year ended December 31, 2000. The increase is a result of 80% of management revenues being earned by a taxable, wholly-owned subsidiary.

Total revenues earned by the management services operations for the years ended December 31, 2001 and 2000 were $46,911 and $25,271, respectively. Management fee revenues were comprised of transaction fees of $17,160 and $14,894 and asset-based fees and reimbursements of $29,751 and $10,377 for the years ended December 31, 2001 and 2000, respectively. Transaction fees included fees from structuring acquisition and refinancing transactions on behalf of the CPA(R) REITs. WPC and affiliates structured approximately $395,000 of acquisitions in 2001 and Management currently projects that acquisitions will meet or exceed such acquisition volume in 2002. As of December 31, 2001, Corporate Property Associates 14 Incorporated ("CPA(R):14"), which concluded a public offering in November 2001, had more than $100,000 of cash available for investment in real estate. Corporate Property Associates 15 Incorporated ("CPA(R):15"), an newly formed CPA(R) REIT, commenced a "best efforts" public offering in November 2001 and as of March 15, 2002 had raised $59,516 which it will use along with mortgage financing to invest in real estate. Management believes that the CPA(R) REITs will benefit from several trends including the increasing use of sale-leaseback transactions by corporations as an alternative source of financing and individual investors seeking dividend-paying investments, and which has the potential to allow CPA(R):15 to fully subscribe its $400,000 "best efforts" offering. CPA(R):15 is negotiating sales agreements with two additional major broker-dealers, both of whom WPC expects will be selling CPA(R):15 shares by the third quarter.

The asset-based management income includes fees based on the value of CPA(R) REIT real estate assets under management. A portion of the CPA(R) REIT fees is based on each CPA(R) REIT meeting specific performance criteria (the "performance fee") and WPC earns this performance fee income only when the performance criteria of each CPA(R) REIT are being

(dollar amounts in thousands)

achieved. Total asset based fees for the years ended December 31, 2001 and 2000 were $21,511 and $6,809, respectively. The performance criteria for CPA(R):14 were satisfied for the first time during 2001, resulting in the Company's recognition of $2,459 for the period December 1997 through December 31, 2000. As the real estate asset base of CPA(R):14 continues to increase and CPA(R):15 builds a diversified portfolio, the management and performance fees will continue to increase. Based on the value of assets under management of the CPA(R) REIT's as of December 31 2001, annualized management and performance fees under the advisory agreements are approximately $21,750.

In December 2001, CPA(R):10 and CIP(R), both affiliated REITs, entered into a merger agreement providing for the merger of the two companies, subject to the approval of the shareholders of both companies. The merger would not result in a change in assets under management, so that the asset-based fees earned by WPC should be unchanged. If the merger is approved, WPC will receive certain fees of $1,444 that had been deferred subject to subordination provisions in the CPA(R):10 Advisory Agreement.

The increase in general and administrative expenses was primarily due to the acquisition of the management services operations in 2000. Approximately 89% of the increase in general and administrative costs resulted from personnel-related costs. The portion of personnel costs necessary to administer the CPA(R) REITs is billed back to the REITs and is included in management income.

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

In addition to the $38,000 fair value attributed to the terminated management contract, a substantial portion of the other net assets acquired consists of intangible assets and goodwill. Intangible assets and goodwill are amortized over their estimated useful lives, and such amortization, a non-cash charge, was $5,958 in the current year. Results for 2000 include approximately six months of operations for the management services business. Prior to the acquisition, real estate operations contributed substantially all of WPC's income. Excluding the charges for amortization and the writeoff of the management contract, the management business segment contributed income of $13,081.

Income from real estate operations provided operating income (income before gains and losses on sales, income taxes, minority interest, extraordinary items and the writeoff of an acquired management contract in 2000) of $26,556 in 2000 as compared with $35,871 in 1999. The results for 2000 and 1999 include impairment charges of $11,047 and $5,988, respectively, for writedowns of assets to estimated fair value. Excluding the effect of the writedowns, operating income from real estate operations for 2000 would have reflected a decrease of $4,256.

The decrease in real estate operating income was primarily due to increases in interest expense and depreciation offset by increases in lease revenues (rental income and interest income from direct financing leases) and other income.

The increase in interest expense of $7,870 was primarily due to mortgage financing obtained in 1999 and a change in the use of amounts drawn from the credit line. Limited recourse financings included a new loan on the America West property, refinancings of the Gap, Inc. and Orbital Sciences Corporation properties and obtaining mortgage debt in connection with the December 1999 purchase of the Bell South Telecommunications, Inc. property. Interest expense from the line of credit increased because a substantial portion of the interest incurred in 1999 was on borrowings used to fund construction of the America West and Federal Express projects, and was capitalized rather than expensed, in accordance with generally accepted accounting principles. Subsequent to the completion of the projects, interest costs were expensed. The credit facility is a variable rate obligation and also was affected by increases in interest rates during 2000.

The increase in depreciation of $3,051 was due to the completion of build-to-suit projects on properties leased to America West and Federal Express, the acquisition of the Bell South property, the expansion of the Orbital Sciences property and the renovation of a property in Moorestown, New Jersey in 1999 now leased to Cendant Operations, Inc.

The increase in lease revenues was primarily due to the completion of build-to-suit projects with Federal Express Corporation in February 2000 and America West in May 1999, new leases with Cendant and Bell South in May and

(dollar amounts in thousands)

December 1999, respectively, and rent increases on various leases in 2000 and 1999. Lease revenue increases were partially offset by the sale of fourteen properties in 2000, the sales of the KSG, Inc. and Hotel Corporation of America properties in 1999 pursuant to the exercise of purchase options by the lessees, and the termination of the Copeland Beverage Group, Inc. lease in December 1999. As a result of financial difficulties, Copeland was placed in receivership and subsequently liquidated. Annual rent from the Copeland lease was $1,800. WPC drew $1,800 from a letter of credit that had been provided by Copeland which was used to cover property expenses for the period subsequent to the lease termination.

Other income in the accompanying consolidated statements consists of income from real estate operations other than lease revenues. Other income increased by $1,418 in 2000. The increase in other income in 2000 included bankruptcy distributions received from a former lessee and termination consideration.

Income from equity investments increased by $996 due to the improved performance of the operating partnership of MeriStar and an increase in income from the investment in a net lease with CheckFree Holdings Corp., which is owned with an affiliate. The increase in income from the CheckFree investment was due to recognition of a full year's revenues on the property leased to CheckFree which was purchased in June 1999. Rent on the CheckFree lease also increased in connection with the completion of an expansion in 2000.

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

Management monitors its real estate assets and securities on an ongoing basis. In the event of certain circumstances, including, but not limited to, lease terminations, vacating of a property by a lessee or nonpayment of rent or interest, Management evaluates whether an asset has been impaired. In these instances, when the estimate of fair value is less than the carrying value, a writedown is recorded for the difference. In 2000 and 1999, WPC recognized writedowns of $11,047 and $5,988, respectively.

Financial Condition

Management believes that WPC will generate sufficient cash from operations and, if necessary, from the proceeds of limited recourse mortgage loans, unsecured indebtedness and the issuance of additional equity securities to meet its short-term and long-term liquidity needs. WPC assesses its ability to obtain debt financing on an ongoing basis.

Cash flows from operations and distributions from equity investments for the year ended December 31, 2001 of $61,645 were sufficient to fund dividends to shareholders of $58,048. Cash flows from operations are expected to increase as a result of the expected growth of the management business segment. Annual cash flow from operations should continue to fully fund distributions; however, the coverage of distributions will fluctuate on a quarterly basis due to the timing of certain compensation costs that are paid in the second quarter and the timing of transaction-related activity. In January 2002, WPC received its first installment of deferred acquisition fees of $916 in connection with structuring transactions on behalf of the CPA(R) REITs.

Cash flow from real estate operations will benefit from the completion of the build-to-suit project in December 2001 for a property leased to Bouygues Telecom, S.A. in France which will provide annual rentals of $2,000. Expansions of properties leased to Sprint and AT&T funded by WPC in consideration for increases in rent and extensions of remaining lease terms were completed in July 2001 and October 2001, respectively, and will provide additional annual cash flow of approximately $675. These increases to operating cash flow may be affected by uncertainties relating to the ability to remarket properties where leases are being terminated and not renewed.

Investing activities included using $27,243 for purchases of real estate and additional capital expenditures, including $18,520 used for the construction of the Bouygues Telecom facility, $894 for the Sprint property expansion, $3,676 for the AT & T property expansion, $2,921 related to the redevelopments of the former Copeland Beverage Group property in Los

(dollar amounts in thousands)

Angeles and a property in Broomfield, Colorado and $1,232 to fund other improvements. The funding commitment at the AT&T property, which was completed in October 2001, is estimated to amount to $4,100, of which $3,676 has been funded as of December 31, 2001. WPC received $11,627 in net cash and a note receivable of $700 in connection with the sales of properties and an equity investment in a property in Carlsbad, California. WPC sold its property in Arkansas leased to Duff-Norton Company, Inc. for $9,400. WPC placed the proceeds in an escrow account for the purpose of entering into a Section 1031 noncash exchange which, under the Internal Revenue Code, would allow WPC to acquire like-kind property, and defer a taxable gain to shareholders of approximately $8,900 until the new property is sold, if certain conditions are met. A gain on sale was recognized for financial reporting purposes in 2001 on the Duff-Norton property. In January 2002, the funds in the escrow account were transferred to the Company as the proposed exchange was not completed. WPC expects to receive $1,000 from the LAUSD as reimbursement for costs that were capitalized prior to entering the purchase and sales agreement. Management is evaluating how it will use these funds. Management continues to evaluate the real estate portfolio and is actively evaluating opportunities to sell smaller properties, as such properties require more intensive asset-management services than larger single-tenant net lease properties.

In January 2001, WPC paid an installment of deferred acquisition fees for $520 relating to 1998 and 1999 purchases to WPC's former management company. The January 2002 installment was $524. Deferred acquisition fees are payable over a period of no less than eight years and had a remaining balance of $3,282 at December 31, 2001. In addition, in connection with the acquisition of the majority interests in the CPA(R) Partnerships on January 1, 1998 as described in
Note 1, a CPA(R) partnership had not yet achieved the specified cumulative return as of the acquisition date. The subordinated preferred return was payable currently only if the Company achieved a closing price equal to or in excess of $23.11 for five consecutive trading days. On December 31, 2001, the closing price criterion was met, and the $1,423 subordinated preferred return was paid in January of 2002.

In March 2001, WPC entered into a revolving credit agreement for a $185,000 line of credit which renewed and extended its original revolving unsecured line of credit. The credit agreement has a three-year term through March 2004. WPC has a one-time right to increase the commitment to up to $225,000. Borrowings on the credit facility were $95,000 and $81,000 as of December 31, 2001 and March 15, 2002, respectively. The revolving credit agreement has financial covenants that require WPC to maintain a minimum equity value and to meet or exceed certain operating and coverage ratios. As advances on the credit facility are not restricted, WPC believes that the remaining capacity on the credit line will allow the Company to meet all its liquidity needs on a short-term basis and that renewing the facility after the current term is likely.

In addition to meeting its commitment to pay dividends to shareholders, WPC's financing activities in 2001 included using $9,225 for mortgage balloon payments in May on two properties leased to Quebecor, Inc., obtaining new limited recourse mortgage financing of $5,000 on a Quebecor property, using $2,318 to pay off the mortgage on one of its Houston, Texas properties which was scheduled to mature in January 2002, using $2,993 to pay off mortgages on the Red Bank and Burnsville properties and making scheduled principal payment installments of $8,230 on existing mortgages. During 2001, WPC obtained limited recourse mortgage financing on the Sprint property and the Bouygues Telecom property of $8,753 and $16,874, respectively. In April 2001, the Company refinanced a limited recourse mortgage on its Toledo, Ohio property leased to AP Parts International, Inc., which was originally scheduled to mature in February 2001. The terms of the loan remain substantially the same and provide for a five year extension with a maturity date of April 2006. In addition, WPC paid financing costs of $1,874, primarily related to the renewal of its line of credit agreement. WPC uses limited recourse mortgages as a substantial portion of its long-term financing because the cost of this financing is attractive and the exposure of its assets is limited to the collateral designated for each loan.

WPC received proceeds of $6,495 from the issuance of shares primarily through WPC's dividend reinvestment plan, stock purchase plan, and the exercise of options by employees. WPC issued additional shares pursuant to its merger agreement for the management services operations in connection with meeting specified performance (500,000 shares valued at $8,145 were issued during 2001 and 500,000 shares valued at $10,440 will be issued in 2002 based on meeting performance criteria as of December 31, 2000 and 2001, respectively). WPC also acquired the remaining minority interest in the CPA(R) Partnerships for $2,811 through the issuance of 151,964 shares.

In the case of limited recourse mortgage financing that does not fully amortize over its term or is currently due, WPC is responsible for the balloon payment only to the extent of its interest in the encumbered property because the holder has recourse only to the collateral. In the event that balloon payments come due, WPC may seek to refinance the loans,

(dollar amounts in thousands)

restructure the debt with the existing lenders or evaluate its ability to satisfy the obligation from its existing resources including its revolving line of credit, to satisfy the mortgage debt. To the extent the remaining initial lease term on any property remains in place for a number of years beyond the balloon payment date, WPC believes that the ability to refinance balloon payment obligations is enhanced. WPC also evaluates all its outstanding loans for opportunities to refinance debt at lower interest rates that may occur as a result of decreasing interest rates or improvements in the credit rating of tenants. There are no scheduled balloon payments on limited recourse mortgage notes in 2002 and $2,500 in 2003.

WPC expects to meet its capital requirements to fund future property acquisitions, construction costs on build-to-suit transactions, capital expenditures on existing properties and scheduled debt maturities through long-term limited recourse mortgages and unsecured indebtedness and the possible issuance of additional equity securities. WPC's remaining commitments on the expansion of the AT&T property total approximately $454. Commitments for capital expenditures on the Livonia, Alpena and Petoskey, Michigan hotels are currently estimated to be approximately $728. Other than its limited mortgage debt and the credit line, WPC has no other significant commitments. WPC has guaranteed $8,793 loans of officers which are collateralized by shares of WPC owned by the officers and held by WPC and that were issued in connection with equity incentive plans and the acquisition of the management operations. WPC is also a participant in a cost-sharing agreement with its affiliates for its office space. The remaining minimum rents under the office lease are $6,100 through September 2006 and WPC's current participation commitment is to pay 37% of such costs. The participation commitment is adjusted quarterly based on a formula and is not expected to fluctuate significantly.

A summary of WPC's obligations under contractual arrangements is as follows:

(in thousands)                      Total        2002        2003        2004       2005       2006     Thereafter
                                    -----        ----        ----        ----       ----       ----     ----------
Limited recourse mortgage notes
   payable                         $200,515    $ 10,370    $ 11,224    $28,438    $ 9,453    $ 27,114    $113,916
Unsecured note payable               95,000                  95,000
Deferred acquisition fees             3,282         524         524        524        524         524         662
Share of minimum rents payable
   under office cost-sharing
   agreement                          2,257         442         484        484        484         363          --
                                   --------    --------    --------    -------    -------    --------    --------
                                   $301,054    $ 11,336    $107,232    $29,446    $10,461    $ 28,001    $114,578
                                   ========    ========    ========    =======    =======    ========    ========

WPC from time to time may offer to sell its Listed Shares, Future Shares and Warrants pursuant to a registration statement declared effective by the Securities and Exchange Commission on February 25, 2002. The total amount of these securities will have an initial aggregate offering price of up to $100,000 although WPC may increase this amount in the future. The shares and/or warrants may be offered and sold to or through one or more underwriters, dealers and agents, or directly to purchasers, on a continuous or delayed basis. The prospectus included as part of the registration statement describes some of the general terms that may apply to these securities and the general manner in which they may be offered. The specific terms of any securities to be offered, the specific manner in which they may be offered and the specific use of proceeds, will be described in a supplement to this prospectus.

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

(dollar amounts in thousands)

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles," which establish accounting and reporting standards for business combinations, certain assets and liabilities acquired in business combinations and asset acquisitions.

SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. Use of the pooling-of-interests method for business combinations is no longer permitted. The adoption of SFAS 141 did not have a material effect on WPC's financial statements.

SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and the accounting for asset acquisitions. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001 and must be adopted at the beginning of a fiscal year. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets will no longer be amortized but will be tested for impairment at least annually. Intangible assets acquired and liabilities assumed in business combinations will only be amortized if such assets or liabilities are capable of being separated or divided and sold, transferred, licensed, rented or exchanged or arise from contractual or legal rights (including leases), and will be amortized over their useful lives. In connection with the implementation of SFAS No. 142, WPC performed its annual test for impairment in March 2002 of its management services segment, the reportable unit for measurement, and concluded that the carrying value of goodwill is not impaired.

WPC will adopt the provisions of SFAS No. 142 for the fiscal year beginning January 1, 2002. With the acquisition of the real estate management operations in 2000, WPC allocated a portion of the purchase price to goodwill and other identifiable intangible assets. In adopting SFAS No. 142, WPC will discontinue amortization of existing goodwill and certain intangible assets. During the year ended December 31, 2001, WPC recorded amortization charges of $4,597 which beginning January 1, 2002, will no longer be expensed under SFAS 142.

SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of WPC's fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets" which addresses the accounting and reporting for the impairment and disposal of long-lived assets and supercedes SFAS No. 121 while retaining SFAS No. 121's fundamental provisions for the recognition and measurement of impairments. SFAS 144 removes goodwill from its scope, provides for a probability-weighted cash flow estimation approach for analyzing situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration and broadens the presentation of discontinued operations to include a component of an entity. The adoption of SFAS 144 will not have a material effect on WPC's financial statements; however, the revenues and expenses relating to an asset held for sale or sold must be presented as a discontinued operation for all periods presented. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001.

                        REPORT of INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of
W. P. Carey & Co. LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, members' equity and cash flows present fairly, in all material respects, the financial position of W. P. Carey & Co. LLC and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

New York, New York
February 25, 2002

                              W. P. CAREY & CO. LLC

                           CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts)                                            December 31,
                                                                               ------------
                                                                            2001          2000
                                                                            ----          ----
      ASSETS:

Real estate leased to others:
   Accounted for under the operating method, net of accumulated depreciation of $32,401 and $24,159 at December 31, 2001
       and 2000                                                          $ 426,842     $ 414,006
   Net investment in direct financing leases                               258,041       287,876
                                                                         ---------     ---------
           Real estate leased to others                                    684,883       701,882
Operating real estate, net of accumulated depreciation of $2,076 and
   $1,442 at December 31, 2001 and 2000                                      5,990         6,502
Real estate under construction and redevelopment                             2,797        13,359
Equity investments                                                          50,629        47,224
Assets held for sale                                                        23,693         2,573
Cash and cash equivalents                                                    8,870        10,165
Due from affiliates                                                         18,789         7,945
Goodwill and intangible assets, net of accumulated amortization of
   $17,862 and $5,958 at December 31, 2001 and 2000                         92,810        94,183
Other assets, net of accumulated amortization of $1,095 and $1,971 at
   December 31, 2001 and 2000 and reserve for uncollected rent of
   $3,278 and $2,207 at December 31, 2001 and 2000                          27,422        20,409
                                                                         ---------     ---------
           Total assets                                                  $ 915,883     $ 904,242
                                                                         =========     =========

      LIABILITIES, MINORITY INTEREST AND
            MEMBERS' EQUITY:

Liabilities :
Mortgage notes payable                                                   $ 200,515     $ 196,094
Notes payable                                                               95,000        94,066
Accrued interest                                                             1,312         2,655
Dividends payable                                                           14,836        14,182
Due to affiliates                                                           16,790        15,308
Accrued taxes                                                                3,020         2,688
Deferred taxes                                                               6,608         1,336
Other liabilities                                                           17,343        15,038
                                                                         ---------     ---------
           Total liabilities                                               355,424       341,367
                                                                         ---------     ---------

Minority interest                                                              794           802
                                                                         ---------     ---------

Commitments and contingencies

Members' Equity:
Listed shares, no par value, 34,742,436 and 33,604,716 shares issued
   and outstanding at December 31, 2001 and 2000                           664,751       644,749
Dividends in excess of accumulated earnings                                (97,200)      (74,260)
Unearned compensation                                                       (4,454)       (5,291)
Accumulated other comprehensive loss                                        (3,432)       (3,125)
                                                                         ---------     ---------
           Total members' equity                                           559,665       562,073
                                                                         ---------     ---------
           Total liabilities, minority interest and members' equity      $ 915,883     $ 904,242
                                                                         =========     =========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                              W. P. CAREY & CO. LLC

                      CONSOLIDATED STATEMENTS of OPERATIONS

(In thousands except share and per share amounts)                   For the years ended December 31,
                                                                    --------------------------------
                                                                 2001             2000             1999
                                                             ------------     ------------     ------------
Revenues:
   Rental income                                             $     47,763     $     52,086     $     46,719
   Interest income from direct financing leases                    31,808           33,572           33,842
   Management income from affiliates                               46,911           25,271               --
   Other interest income                                            1,023              452              962
   Other income                                                     5,962            2,626            1,208
   Revenues of other business operations                            5,944            6,244            5,775
                                                             ------------     ------------     ------------
                                                                  139,411          120,251           88,506
                                                             ------------     ------------     ------------
Expenses:
   Interest                                                        21,603           27,437           19,567
   Depreciation                                                    10,532           13,508           10,457
   Amortization                                                    13,857            6,935                8
   General and administrative                                      29,345           16,487            7,293
   Property expenses                                                7,325            5,644            5,433
   Impairment loss on real estate and investments                  12,643           11,047            5,988
   Operating expenses of other business operations                  4,671            4,920            4,662
   Termination of management contract                                  --           38,000               --
                                                             ------------     ------------     ------------
                                                                   99,976          123,978           53,408
                                                             ------------     ------------     ------------

       Income (loss) before income from equity
          investments, gain (loss) on sale,
          minority interest and income taxes                       39,435           (3,727)          35,098

Income from equity investments                                      2,827            2,882            1,886
                                                             ------------     ------------     ------------

       Income (loss) before gain (loss) on sale, minority
          interest and income taxes                                42,262             (845)          36,984

Gain (loss) on sale of real estate and securities, net              1,948           (2,752)             471
                                                             ------------     ------------     ------------

       Income (loss) before minority interest and
          income taxes                                             44,210           (3,597)          37,455

Minority interest in loss (income)                                     68           (1,517)          (2,664)
                                                             ------------     ------------     ------------

       Income (loss) before income taxes                           44,278           (5,114)          34,791

Provision for income taxes                                         (8,517)          (4,164)            (752)
                                                             ------------     ------------     ------------

       Net income (loss)                                     $     35,761     $     (9,278)    $     34,039
                                                             ============     ============     ============

Basic earnings (loss) per share                              $       1.04     $       (.31)    $       1.33
                                                             ============     ============     ============

Diluted earnings (loss) per share                            $       1.02     $       (.31)    $       1.33
                                                             ============     ============     ============

Weighted average shares outstanding:
   Basic                                                       34,465,217       29,652,698       25,596,793
                                                             ============     ============     ============
   Diluted                                                     34,952,560       29,652,698       25,596,793
                                                             ============     ============     ============

                   The accompanying notes are an integral part of the consolidated financial statements.

                              W. P. CAREY & CO. LLC

                       CONSOLIDATED STATEMENTS of Members'
                     EQUITY For the years ended December 31,
                               2001, 2000 and 1999
                        In thousands except share amounts

                                                                                                  Accumulated
                                                            Dividends in                             Other
                                                             Excess of    Unearned    Comprehen    Comprehen
                                                 Paid-in    Accumulated   Compen-d   sive Income  sive Income  Treasury
                                      Shares     Capital      Earnings     sation      (Loss)        (Loss)     Shares      Total
                                      ------     -------      --------     ------      ------        ------     ------      -----
Balance at
 January 1, 1999                    25,343,402    517,755      (2,803)                                 (719)                514,233

Cash proceeds on issuance
 of shares, net                         34,272        652                                                                       652
Shares issued in connection
 with services rendered and
 properties acquired                   455,929      7,723                                                                     7,723
Dividends declared                                            (42,796)                                                      (42,796)
Repurchase of shares                   (62,300)                                                                $ (1,060)     (1,060)
Comprehensive income:
Net income                                                     34,039                 $ 34,039                               34,039
                                                                                      --------

Other comprehensive income:
Change in unrealized
 appreciation (depreciation) of
 marketable securities                                                                     497
Foreign currency
 translation adjustment                                                                   (688)
                                                                                      ---------
                                                                                          (191)     $  (191)                   (191)
                                                                                      ---------
                                                                                      $  33,848
                                                                                      =========
Balance at
                                    ----------    -------     --------                                 ----      -------   --------
 December 31, 1999                  25,771,303    526,130     (11,560)                                 (910)     (1,060)    512,600

Shares issued in connection
 with services rendered and
 properties acquired                   226,290      3,169                                                                     3,169
Shares issued in
 connection with
 acquisition                         8,104,673    124,630                                                                   124,630
Shares and options issued
 under share incentive plans           347,100      6,311                 $ (6,311)                                              --
Forfeitures                             (8,050)      (160)                     160                                               --
Dividends declared                                            (53,422)                                                      (53,422)
Amortization of unearned
 compensation                                                                  860                                              860
Repurchase of shares                  (836,600)                                                                 (14,271)    (14,271)
Cancellation of treasury
 shares                                           (15,331)                                                       15,331          --
Comprehensive loss:
Net loss                                                       (9,278)                $ (9,278)                              (9,278)
                                                                                      --------

Other comprehensive income:
Change in unrealized depreciation
 of marketable securities                                                               (1,155)
Foreign currency translation
 adjustment                                                                             (1,060)
                                                                                      --------
                                                                                        (2,215)      (2,215)                 (2,215)
                                                                                        ------
                                                                                     $ (11,493)
                                                                                     =========
Balance at
                                    ----------   --------    --------     --------                  -------    --------   ---------
 December 31, 2000                  33,604,716    644,749     (74,260)      (5,291)                  (3,125)         --     562,073

                                  - continued -

                              W. P. CAREY & CO. LLC

                       CONSOLIDATED STATEMENTS of Members'
                       EQUITY For the years ended December
                             31, 2001, 2000 and 1999
                        In thousands except share amounts

                                                                                                  Accumulated
                                                            Dividends in                            Other
                                                             Excess of    Unearned    Comprehen    Comprehen
                                                 Paid-in    Accumulated   Compen-d   sive Income  sive Income  Treasury
                                      Shares     Capital      Earnings     sation      (Loss)        (Loss)     Shares      Total
                                      ------     -------      --------     ------      ------        ------     ------      -----
Balance at
 December 31, 2000                  33,604,716    644,749     (74,260)      (5,291)                  (3,125)         --     562,073
Cash proceeds on issuance
 of shares, net                        422,032      6,496                                                                     6,496
Shares issued in
 connection with services
 rendered and properties
 acquired                                6,825        134                                                                       134
Shares issued in
 connection with
 acquisition                           651,964     10,956                                                                    10,956
Shares and options issued
 under share incentive
 plans                                  63,749      1,235                   (1,235)
Forfeitures                             (6,850)      (117)                     117
Dividends declared                                            (58,701)                                                      (58,701)
Tax benefit of net
 operating loss - share
 incentive plans                                    1,298                                                                     1,298
Amortization of unearned
 compensation                                                                1,955                                            1,955
Comprehensive income:
Net income                                                     35,761                 $ 35,761                               35,761
                                                                                      --------

Other comprehensive
 income:
Change in unrealized
 depreciation of
 marketable securities                                                                     130
Foreign currency
 translation adjustment                                                                   (437)
                                                                                      --------
                                                                                          (307)        (307)                   (307)
                                                                                     ---------         ----                    ----
                                                                                     $  35,454
                                                                                     =========
Balance at
                                    ----------   --------    --------     --------                  -------    --------   ---------
 December 31, 2001                  34,742,436    664,751    $(97,200)    $ (4,454)                 $(3,432)              $ 559,665
                                    ==========   ========    ========     ========                  =======    ========   =========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                              W. P. CAREY & CO. LLC

                      CONSOLIDATED STATEMENTS of CASH FLOWS

(In thousands)                                                              For the years ended December 31,
                                                                           ----------------------------------
                                                                            2001         2000         1999
                                                                            ----         ----         ----
Cash flows from operating activities:
    Net income (loss)                                                      $ 35,761     $ (9,278)    $ 34,039
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Depreciation and amortization                                          25,191       21,309       11,192
      Amortization of deferred income                                          (475)        (566)      (1,397)
      Equity income in excess of distributions                                 (232)        (180)         (16)
      (Gain) loss on sales of real estate and securities, net                (1,948)       2,752         (471)
      Minority interest in income                                               (68)       1,517        2,664
      Straight-line rent adjustments and other noncash rent
         adjustments                                                           (897)      (1,831)      (1,646)
      Management income received in shares of affiliates                    (11,489)      (2,747)          --
      Impairment loss on real estate and investments                         12,643       11,047        5,988
      Structuring fees receivable                                            (6,915)      (6,351)          --
      Provision for uncollected rents                                         1,520          743          328
      Costs paid by issuance of shares                                          278        1,482        1,647
      Writeoff of cumulative straight-line rent adjustment                    1,321           --           --
      Amortization of unearned compensation                                   1,955          860           --
      Termination of management contract                                         --       38,000           --
      Net changes in operating assets and liabilities, net of assets
         and liabilities acquired on acquisition                              2,232        1,511       (4,142)
                                                                           --------     --------     --------
         Net cash provided by operating activities                           58,877       58,268       48,186
                                                                           --------     --------     --------

Cash flows from investing activities:
   Purchases of real estate                                                 (23,290)     (21,497)     (60,804)
   Additional capital expenditures                                           (3,953)      (2,078)      (3,784)
   Payment of deferred acquisition fees                                        (520)        (392)          --
   Proceeds from sales of real estate, equity investments
      and securities                                                         11,627       45,617        9,631
   Accrued disposition fees payable                                              --           --       (1,007)
   Purchases of mortgage receivable and marketable securities                    --           --       (3,676)
   Sale of mortgage receivable                                                   --           --        3,676
   Distributions received from equity investments in excess
      of equity income                                                        2,768        1,732          791
   Capital distribution from equity investment                                   --       17,544           --
   Cash acquired on acquisition of business operations                           --          212           --
                                                                           --------     --------     --------
        Net cash (used in) provided by investing activities                 (13,368)      41,138      (55,173)
                                                                           --------     --------     --------

Cash flows from financing activities:
   Dividends paid                                                           (58,048)     (49,957)     (42,525)
   Contributions from (distributions to) minority interest                      204       (1,321)      (2,344)
   Payments of mortgage principal                                            (8,230)      (7,590)      (6,393)
   Proceeds from mortgages and notes payable                                 97,627       64,397       74,251
   Prepayments of mortgages and notes payable                               (82,665)     (83,037)     (17,803)
   Deferred financing costs                                                  (1,874)          --       (1,744)
   Proceeds from issuance of shares                                           6,496           --          652
   Repurchase of shares                                                        (325)     (13,944)        (627)
   Other                                                                         --          (46)         (75)
                                                                           --------     --------     --------
        Net cash (used in) provided by financing activities                 (46,815)     (91,498)       3,392
                                                                           --------     --------     --------

Effect of exchange rate changes on cash                                          11          (40)         219
                                                                           --------     --------     --------
        Net (decrease) increase in cash and cash equivalents                 (1,295)       7,868       (3,376)
        Cash and cash equivalents, beginning of year                         10,165        2,297        5,673
                                                                           --------     --------     --------
           Cash and cash equivalents, end of year                          $  8,870     $ 10,165     $  2,297
                                                                           ========     ========     ========

                                   -continued-

                   The accompanying notes are an integral part of the consolidated financial statements.

                              W. P. CAREY & CO. LLC

Noncash operating, investing and financing activities:

      A. The purchase of Carey Management LLC in June of 2000 consisted of the acquisition of certain assets and liabilities at fair value in exchange for the issuance of listed shares as follows:

            Intangible assets and goodwill:
                 Management contracts            $  97,135
                 Trade name                          4,700
                 Workforce                           4,900
                 Goodwill                           22,356
                                                 ---------
                                                   129,091
            Other assets and liabilities, net       (4,673)
            Listed shares issued                  (124,630)
                                                 ---------
                 Net cash acquired               $     212
                                                 =========

            In connection with the acquisition, the Company has an obligation to issue up to an additional 2,000,000 shares over four years, if specified performance criteria are achieved. The performance criteria for the years ended December 31, 2001 and 2000 were achieved, and as a result 500,000 shares ($8,145) were issued during the year ended December 31, 2001 and 500,000 shares will be issued during 2002. At December 31, 2001, the cost of such issuable shares ($10,440) has been included in goodwill and accounts payable to affiliates.

            Effective January 1, 2001, the CPA(R) Partnerships became wholly-owned subsidiaries of the Company when 151,964 shares ($2,811) were issued in consideration for acquiring the remaining special partner interests.

      B. The Company issued 6,825, 181,644 and 203,166 restricted shares valued at $134, $2,424 and $3,311 in 2001, 2000 and 1999, respectively, to certain directors, officers and affiliates in consideration of service rendered. Restricted shares and stock options valued at $1,235 and $6,295 in 2001 and 2000, respectively, were issued to employees and recorded as unearned compensation of which $117 and $160, respectively, was forfeited in 2001 and 2000. $1,955 and $860 of unearned compensation in 2001 and 2000, respectively, has been amortized and recorded as compensation expense.

      C. In connection with the acquisition of real estate interests in 2000 and 1999, the Company issued shares valued at $778 and $4,412, respectively, and in 1999 assumed mortgage obligations of $6,098.

      D. In 2001, the Company sold a property in Arkansas leased to Duff-Norton Company, Inc. for approximately $9,400 and placed the funds in an escrow account for the purpose of entering into a
            Section 1031 noncash exchange which, under the Internal Revenue Code, would allow the Company to acquire like-kind property, and defer a taxable gain. The funds were released from escrow in 2002. The Company also received a note of $700 in partial consideration for the sale of a property.

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
                                                      =======

E.    During 2001 the Company purchased an equity interest in an affiliate, W.
      P. Carey International, LLC, in consideration for issuing a promissory note of $1,000.

                   The accompanying notes are an integral part of the consolidated financial statements.

                              W. P. CAREY & CO. LLC

Supplemental Cash Flows Information:

                                   2001        2000        1999
                                 --------    --------    --------
      Interest paid, net of
          amounts capitalized    $ 22,144    $ 24,790    $ 20,055
                                 ========    ========    ========
      Income taxes paid          $  1,615    $  1,437    $    659
                                 ========    ========    ========

                   The accompanying notes are an integral part of the consolidated financial statements.

                              W. P. CAREY & CO. LLC

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands except share and per share amounts)

1. Organization:

      W. P. Carey & Co. LLC (the "Company") (formerly known as Carey Diversified
      LLC) commenced operations on January 1, 1998, pursuant to a consolidation transaction, when the Company acquired the majority ownership interests in the nine Corporate Property Associates ("CPA(R)") Partnerships. The former General Partner interests in the CPA(R) Partnerships were retained by two special limited partners, William Polk Carey, formerly the Individual General Partner of the nine CPA(R) Partnerships, and Carey Management LLC ("Carey Management").

      On June 28, 2000 the Company acquired the net lease real estate management operations of Carey Management subsequent to receiving shareholder approval. The assets acquired include the Advisory Agreements with four affiliated publicly owned real estate investment trusts (the "CPA(R) REITs"), the Company's Management Agreement, the stock of an affiliated broker-dealer, investments in the common stock of the CPA(R) REITs, and certain office furniture, fixtures, equipment and employees required to carry on the business operations of Carey Management. The purchase price consisted of the initial issuance of 8,000,000 shares with an additional 2,000,000 shares issuable over four years if specified performance criteria are achieved (of which 500,000 shares valued at $8,145 were issued during 2001 and 500,000 shares valued at $10,440 will be issued in 2002 based on meeting performance criteria as of December 31, 2000 and 2001, respectively). The initial 8,000,000 shares issued are restricted from resale for a period of up to three years and the additional shares are subject to Section 144 regulations. The acquisition of the interests in Carey Management was accounted for as a purchase and was recorded at the fair value of the initial 8,000,000 shares issued. The total initial purchase price was approximately $131,300 including the issuance of 8,000,000 shares, transaction costs of $2,605, the acquisition of Carey Management's special limited partnership minority interests in the CPA(R) Partnerships and the value of restricted shares and options issued in respect of the interests of certain officers in a non-qualified deferred compensation plan of Carey Management. The Company has guaranteed loans of $8,793 to these officers in connection with their acquisition of equity interests in the Company. The loans are collateralized by shares of WPC owned by the officers and held by WPC.

      The purchase price has been allocated to the assets and liabilities acquired based upon their fair market values. Intangible assets acquired, including the Advisory Agreements with the CPA(R) REITs, the Company's Management Agreement, the trade name, and workforce, were determined pursuant to an independent valuation. The value of the Advisory Agreements and the Management Agreement were based on a discounted cash flow analysis of the projected fees. The excess of the purchase price over the fair values of the identified tangible and intangible assets, has been recorded as goodwill. The acquisition of the Company's Management Agreement was accounted for as a contract termination and the fair value of the Management Agreement of $38,000 was expensed as of the date of the merger. For financial reporting purposes, the value of any additional shares issued under the acquisition agreement is recognized as additional purchase price and recorded as goodwill. Issuances based on performance criteria are valued based on the market price of the shares on the date when the performance criteria are achieved.

      Effective January 1, 2001, the Company acquired all remaining minority interests in the CPA(R) Partnerships by issuing 151,964 shares at $18.50 per share ($2,811) to the remaining special limited partner of the CPA(R) Partnerships, William Polk Carey. The acquisition price was determined pursuant to an independent valuation of the CPA(R) Partnerships as of December 31, 2000.

2. Summary of Significant Accounting Policies:

      Basis of Consolidation:

            The consolidated financial statements include the Company and its wholly-owned and majority-owned subsidiaries including the CPA(R) Partnerships. All material inter-entity transactions have been eliminated.

                              W. P. CAREY & CO. LLC

      Use of Estimates:

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the assessment of recoverability of real estate, intangible assets and goodwill. Actual results could differ from those estimates.

      Real Estate Leased to Others:

            Real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred. Significant renovations which increase the useful life of the properties are capitalized.

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

            Substantially all of the Company's leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index ("CPI") or sales overrides. Rents from sales overrides (percentage rents) are recognized as reported by the lessees, that is, after the level of sales requiring a rental payment to the Company is reached and are included in the accompanying consolidated financial statements in rental income and interest income from direct financing leases.

      Operating Real Estate:

            Land and buildings and personal property are carried at cost less accumulated depreciation. Renewals and improvements are capitalized, while replacements, maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred.

      Real Estate Under Construction and Redevelopment:

            For properties under construction, operating expenses including interest charges are capitalized rather than expensed and rentals received are recorded as a reduction of capitalized project (i.e., construction) costs.

                              W. P. CAREY & CO. LLC

        Equity Investments:

            The Company's interests in entities in which the Company's ownership is 50% or less and the Company exerts significant influence are accounted for under the equity method, i.e. at cost, increased or decreased by the Company's pro rata share of earnings or losses, less distributions.

      Assets Held for Sale:

            Assets held for sale are accounted for at the lower of carrying value or fair value, less costs to dispose. Assets are classified as held for sale when the Company has committed to a plan to actively market a property for sale and expects that a sale will be completed within one year.

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

      Goodwill and Intangible Assets:

            Goodwill represents the excess of the purchase price of the net lease real estate management operations over the fair value of net assets acquired. Other intangible assets represent cost allocated to trade names, advisory contracts with the CPA(R) REITs and the acquired workforce. Intangible assets are being amortized over their estimated useful lives which range from 2 1/2 to 16 1/2 years. (See
            Note 18.)

            Goodwill and intangible assets are as follows:

                                                          December 31,
                                                          ------------
                                                        2001        2000
                                                      --------    --------
                  Management contracts                $ 59,135    $ 59,135
                  Workforce                              4,700       4,700
                  Trade name                             4,900       4,900
                  Goodwill                              41,937      31,406
                                                      --------    --------
                                                       110,672     100,141
                     Less accumulated amortization      17,862       5,958
                                                      --------    --------
                                                      $ 92,810    $ 94,183
                                                      ========    ========

      Goodwill and Long-Lived Assets:

            When events or changes in circumstances indicate that the carrying amount may not be recoverable, the Company assesses the recoverability of its goodwill and long-lived assets, including residual interests of real estate assets and investments and certain intangible assets, based on projections of undiscounted cash flows, without interest charges, over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value.

      Depreciation:

            Depreciation is computed using the straight-line method over the estimated useful lives of the properties (generally forty years) and for furniture, fixtures and equipment (generally up to seven years).

      Foreign Currency Translation:

            The Company consolidates its real estate investments in France. The functional currency for these investments is the French Franc. Effective January 1, 2002, the functional currency for these investments will be the Euro. The translation from the French Franc to U. S. Dollars is performed for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from such translation are reported as a component of other comprehensive income as part of members' equity. The cumulative translation loss as of December 31, 2001 was $2,668.

                              W. P. CAREY & CO. LLC

      Cash Equivalents:

            The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Company's cash and cash equivalents at December 31, 2001 and 2000 were held in the custody of three financial institutions and which balances, at times, exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.

      Other Assets and Liabilities:

            Included in other assets are accrued rents and interest receivable, deferred rent receivable, deferred charges and marketable securities. Included in other liabilities are accrued interest, accounts payable and accrued expenses and deferred income taxes. Deferred charges include costs incurred in connection with debt financing and refinancing and are amortized and included in interest expense over the terms of the related debt obligations. Deferred rent receivable is the aggregate difference for operating method leases between scheduled rents which vary during the lease term and rent recognized on a straight-line basis. Also included in deferred rent receivable are lease restructuring fees received which are recognized over the remainder of the initial lease terms.

            Marketable securities are classified as available-for-sale securities and reported at fair value with the Company's interest in unrealized gains and losses on these securities reported as a component of other comprehensive income until realized. Such marketable securities had a cost basis of $1,124 and $1,362 and reflected a fair value of $363 and $470 at December 31, 2001 and 2000, respectively.

      Due to Affiliates:

            Included in due to affiliates are deferred acquisition fees and amounts related to issuable shares for meeting the performance criteria in connection with the acquisition of Carey Management. Deferred acquisition fees are payable for services provided by Carey Management prior to the termination of the Management Contract, relating to the identification, evaluation, negotiation, financing and purchase of properties. The fees are payable in eight equal annual installments each January 1 following the first anniversary of the date a property was purchased.

      Revenue Recognition:

            In connection with the acquisition of Carey Management described in
            Note 1, the Company earns transaction and asset-based fees. Structuring and financing fees are earned for investment banking services provided in connection with the analysis, negotiation and structuring of transactions, including acquisitions and dispositions and the placement of mortgage financing obtained by the CPA(R) REITs. Asset-based fees consist of property management, leasing and advisory fees and reimbursement of certain expenses in accordance with the separate management agreements with each CPA(R) REIT for administrative services provided for operation of such CPA(R) REIT. Receipt of the incentive fee portion of the management fee, however, is subordinated to the achievement of specified cumulative return requirements by the shareholders of the CPA(R) REITs. The incentive portion of management fees ("the performance fees") may be collected in cash or shares of the CPA(R) REIT at the option of the Company. During 2001, the Company elected to receive its earned performance fees in CPA(R) REIT shares.

            All fees are recognized as earned. Transaction fees are earned upon the consummation of a transaction and management fees are earned when services are performed. Fees subject to subordination are recognized only when the contingencies affecting the payment of such fees are resolved, that is, when the performance criteria of the CPA(R) REIT is achieved.

            The Company also receives reimbursement of certain marketing costs in connection with the sponsorship of a CPA(R) REIT that is conducting a "best efforts" public offering. Reimbursement income is recorded as the expenses are incurred.

                              W. P. CAREY & CO. LLC

      Income Taxes:

            The Company is a limited liability company and has elected partnership status for federal income tax purposes. The Company is not liable for federal income taxes as each member recognizes his or her proportionate share of income or loss in his or her tax return. Certain wholly-owned subsidiaries are not eligible for partnership status and, accordingly, all tax liabilities incurred by these subsidiaries do not pass through to the members. Accordingly, the provision for federal income taxes is based on the results of those consolidated corporate subsidiaries that do not pass through any share of income or loss to members. The Company is subject to certain state and local taxes.

            Deferred income taxes are provided for the corporate subsidiaries based on earnings reported. The provision for income taxes differs from the amounts currently payable because of temporary differences in the recognition of certain income and expense items for financial reporting and tax reporting purposes. Income taxes are computed under the asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial bases of assets and liabilities (see
            Note 16).

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

            Basic and diluted earnings (loss) per share were calculated as follows:

                                                                           Basic and Diluted
                                                             Net Income     Weighted Shares   Per Share
                                                             (Loss)           Outstanding      Amount
                                                             ------           -----------      ------
            Year Ended December 31, 2001
            Basic earnings                                   $  35,761        34,465,217       $1.04
                                                             =========                         =====
            Effect of dilutive securities - stock options
               and warrants                                                      487,343
                                                                              ----------
            Diluted earnings                                 $  35,761        34,952,560       $1.02
                                                             =========                         =====

            Year Ended December 31, 2000
            Basic and diluted net loss                       $  (9,278)       29,652,698       $(.31)
                                                             =========                         =====

            Year Ended December 31, 1999
            Basic and diluted net earnings                   $  34,039        25,596,793       $1.33
                                                             =========                         =====

            For the years ended 2000 and 1999, 4,143,254 and 3,199,280 share options, respectively, were not reflected because such options were anti-dilutive, either because the exercise prices of the options were higher than the average share price or because the Company incurred a net loss.

            The Company repurchased 836,600 and 62,300 of its shares outstanding during 2000 and 1999, respectively, in connection with an announcement in December 1999 that it would purchase up to 1,000,000 shares.

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

            The Company has granted restricted shares and stock options to substantially all employees. Shares were awarded in the name of the employee, who has all the rights of a shareholder, subject to certain

                              W. P. CAREY & CO. LLC
            restrictions of transferability and a risk of forfeiture. The forfeiture provisions on the awards expire annually, over periods of four and three years for the shares and stock options, respectively. Shares and stock options subject to forfeiture provisions have been recorded as unearned compensation and are presented as a separate component of members' equity. Compensation cost for stock options and restricted stock, if any, is recognized ratably over the vesting period of three and four years, respectively. Compensation cost for share plans was $1,955 and $860 in 2001 and 2000, respectively. No compensation cost was recognized in 1999 in connection with the Company's share plans.

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

3. Transactions with Related Parties:

      As described in Note 1, the Company's Management Agreement with Carey Management was cancelled effective with the acquisition of the business operations of Carey Management. The Company is now internally managed and, as a result of the cancellation of the Management Agreement and acquisition of Carey Management's workforce as of the date of the acquisition, no longer incurs management and performance fees nor reimburses a manager for general and administrative reimbursements, primarily consisting of the manager's cost of providing administration to the operation of the Company. For the years ended 2000 and 1999, the Company incurred combined management and performance fees of $1,924 and $3,025, respectively, and general and administrative costs of $861 and $1,457, respectively.

      Under the Advisory Agreements with the CPA(R) REITs, the Company performs various services, including but not limited to the day-to-day management of the CPA(R) REITs and transaction-related services. In addition, the Company's broker-dealer subsidiary earns fees in connection with the on-going "best efforts" public offering of CPA(R):15. The Company earns an asset management fee of 1/2 of 1% per annum of Average Invested Assets, as defined in the Advisory Agreements, for each CPA(R) REIT and, based upon specific performance criteria for each REIT, may be entitled to receive performance fees, calculated on the same basis as the asset management fee, and is reimbursed for certain costs, primarily the cost of personnel. The performance criteria for CPA(R):14 were initially satisfied in 2001, resulting in the Company's recognition of $2,459 for the period December 1997 through December 31, 2000 which had been deferred. For the years ended December 31, 2001 and 2000, asset-based fees and reimbursements earned were $29,751 and $10,377, respectively.

      In connection with structuring and negotiating acquisitions and related mortgage financing for the CPA(R) REITs, the Advisory Agreements provide for transaction fees based on the cost of the properties acquired. A portion of the fees are payable in equal annual installments over no less than eight years, subject to certain limitations. Such unpaid amounts bear interest at an annual rate of 6% or 7%. The Company may also earn fees related to the disposition of properties, subject to subordination provisions and will only be recognized as such subordination provisions are achieved. For the years ended December 31, 2001 and 2000, the Company earned transaction fees of $17,160 and $14,894, respectively.

      In connection with the acquisition of the majority interests in the CPA(R) Partnerships on January 1, 1998 described in Note 1, a CPA(R) Partnership had not achieved the specified cumulative return as of the acquisition date. The subordinated preferred return was payable only if the Company achieved a closing price equal to or in excess of $23.11 for five consecutive trading days. On December 31, 2001, the closing price criterion was met, and the $1,423 subordinated preferred return was paid in January of 2002. Such amount is included in due to affiliates.

      Prior to the termination of the Management Agreement, Carey Management performed certain services for the Company and earned transaction fees in connection with the purchase and disposition of properties. Transaction fees paid to Carey Management and affiliates were $1,832 in 1999. The Company is also obligated to pay deferred acquisition fees in equal annual installments over a period of no less than eight years. As of

                              W. P. CAREY & CO. LLC

      December 31, 2001 and 2000, unpaid deferred acquisition fees were $3,282 and $3,802, respectively, and bear interest at an annual rate of 6%. Installments of $520 and $392 were paid in January 2001 and 2002, respectively.

      The Company owns a 33.93% interest in a real estate venture with an affiliate in which the ownership of real property is held directly by each investor and not through an incorporated or unincorporated jointly held affiliate. Title to these properties is held by each investor as tenants in common. The ownership interest satisfies the criteria for accounting as undivided interests in real property including: investors in the venture hold an undivided interest in each asset, investors are severally liable for any liability, there is no joint control, investors are only entitled to their proportionate share of income and are liable for their share of expenses and each investor may sell its interest without the consent of the other investor. For this investment, the Company reports its proportionate share of the assets, liabilities and expenses in the accompanying consolidated financial statements. The joint venture is not subject to joint control. The Company also owns interests in affiliates which are accounted for under the equity method (see Note 11).

      The Company is a participant in an agreement with certain affiliates for the purpose of leasing office space used for the administration of the Company and other affiliated real estate entities and sharing the associated costs. Pursuant to the terms of the agreement, the Company's share of rental, occupancy and leasehold improvement costs is based on gross revenues. Expenses incurred were $528, $348 and $545 in 2001, 2000 and 1999, respectively. The Company's share of minimum lease payments on the office lease is currently $2,257 through 2006.

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

4. Real Estate Leased to Others Accounted for Under the Operating Method:

      Real estate leased to others, at cost, and accounted for under the operating method is summarized as follows:

                                                        December 31,
                                                        ------------
                                                      2001        2000
                                                    --------    --------
                  Land                              $ 84,199    $ 86,134
                  Buildings and improvements         375,044     352,031
                                                    --------    --------
                                                     459,243     438,165
                  Less: Accumulated depreciation      32,401      24,159
                                                    --------    --------
                                                    $426,842    $414,006
                                                    ========    ========

      The scheduled future minimum rents, exclusive of renewals, under noncancelable operating leases amount to $45,300 in 2002, $38,098 in 2003, $34,009 in 2004, $30,518 in 2005, $27,901 in 2006, and aggregate $275,665 through 2018.

      Contingent rentals (including percentage rents and CPI-based increases) were $815, $621 and $563 in 2001, 2000 and 1999, respectively.

5. Net Investment in Direct Financing Leases:

      Net investment in direct financing leases is summarized as follows:

                                                           December 31,
                                                           ------------
                                                         2001        2000
                                                       --------    --------
                  Minimum lease payments receivable    $236,997    $348,316
                  Unguaranteed residual value           254,520     284,843
                                                       --------    --------
                                                        491,517     633,159
                  Less: Unearned income                 233,476     345,283
                                                       --------    --------
                                                       $258,041    $287,876
                                                       ========    ========

                              W. P. CAREY & CO. LLC

      The scheduled future minimum rents, exclusive of renewals, under noncancelable direct financing leases amount to $24,745 in 2002, $24,668 in 2003, $24,189 in 2004, $22,092 in 2005, $20,634 in 2006, and aggregate
      $236,997 through 2018.

      Contingent rentals (including percentage rents and CPI-based increases) were approximately $1,345, $1,491 and $995 in 2001, 2000 and 1999,
      respectively.

6. Mortgage Notes Payable and Notes Payable:

      Mortgage notes payable, substantially all of which are limited recourse obligations, are collateralized by the assignment of various leases and by real property with a carrying value of approximately $367,894.

      The interest rate on the variable rate debt as of December 31, 2001 ranged from 4.56% to 6.44% and mature from 2004 to 2015. The interest rate on the fixed rate debt as of December 31, 2001 ranged from 5.92% to 10% and mature from 2002 to 2015.

      Scheduled principal payments for the mortgage notes and notes payable during each of the next five years following December 31, 2001 and thereafter are as follows:

      Year Ending December 31,   Total Debt    Fixed Rate Debt    Variable Rate Debt
                                 ----------    ---------------    ------------------
            2002                 $   10,370      $     9,444         $       926
            2003                     11,224           10,266                 958
            2004                    123,438           27,412              96,026
            2005                      9,453            8,394               1,059
            2006                     27,114           25,947               1,167
            Thereafter              113,916           98,557              15,359
                                 ----------      -----------         -----------
               Total             $  295,515      $   180,020         $   115,495
                                 ==========      ===========         ===========

      The Company has a line of credit of $185,000 pursuant to a revolving credit agreement with The Chase Manhattan Bank in which numerous lenders participate. The Company has a one-time right to increase the commitment up to $225,000. The revolving credit agreement has a remaining term through March 2004. As of December 31, 2001, the Company had $95,000 drawn from the line of credit. No additional advances have been drawn from the line of credit since December 31, 2001, and as of March 15, 2002, the outstanding balance was $81,000.

      Advances, which are prepayable at any time, bear interest at an annual rate of either (i) the one, two, three or six-month LIBOR, as defined, plus a spread which ranges from 0.6% to 1.45% depending on leverage or corporate credit rating or (ii) the greater of the bank's Prime Rate and the Federal Funds Effective Rate, plus .50%, plus a spread of up to .125% depending upon the Company's leverage. At December 31, 2001 and 2000, the average interest rate on advances on the line of credit was 3.22% and 7.86%, respectively. In addition, the Company will pay a fee (a) ranging between 0.15% and 0.20% per annum of the unused portion of the credit facility, depending on the Company's leverage, if no minimum credit rating for the Company is in effect or (b) equal to .15% of the total commitment amount, if the Company has obtained a certain minimum credit rating.

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

7. Dividends Payable:

      The Company declared a quarterly dividend of $0.427 per share on December 12, 2001 payable on January 15, 2002 to shareholders of record as of December 31, 2001.

                              W. P. CAREY & CO. LLC

8. Lease Revenues:

      The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                                         2001         2000         1999
                                                                         ----         ----         ----
      Per Statements of Income:
         Rental income                                                 $ 47,763     $ 52,086     $ 46,719
         Interest income from direct financing leases                    31,808       33,572       33,842
      Adjustment:
         Share of leasing revenues applicable to minority interests        (536)        (443)        (460)
         Share of leasing revenues from equity investments                6,820        3,679        2,680
                                                                       --------     --------     --------
                                                                       $ 85,855     $ 88,894     $ 82,781
                                                                       ========     ========     ========

      For the years ended December 31, 2001, 2000 and 1999, the Company earned its net leasing revenues (i.e., rental income and interest income from direct financing leases) from over 80 lessees. A summary of net leasing revenues including all current lease obligors with more than $1,000 in annual revenues is as follows:

                                                                  Years Ended December 31,
                                                                  ------------------------
                                             2001           %        2000           %        1999       %
                                             ----           -        ----           -        ----       -
Dr Pepper Bottling Company of Texas        $ 4,354           5%    $ 4,283           5%    $ 4,123       5%
Detroit Diesel Corporation                   4,118           5       3,795           4       3,658       4
Gibson Greetings, Inc.                       4,107           5       4,046           5       3,954       5
Federal Express Corporation (a)              2,836           3       5,659           6         247      --
Orbital Sciences Corporation                 2,655           3       2,655           3       2,311       3
Livho, Inc.                                  2,568           3       3,226           4       3,226       4
Quebecor Printing Inc.                       2,559           3       2,586           3       2,552       3
America West Holdings Corp.                  2,539           3       2,539           3       1,839       2
Thermadyne Holdings Corp.                    2,525           3       2,477           3       2,243       3
Saint-Gobain Performance Plastics
   Corporation (formerly Furon Company)      2,415           3       2,415           3       2,415       3
AutoZone, Inc.                               2,400           3       2,378           3       2,331       3
The Gap, Inc.                                2,205           3       2,205           2       2,205       3
Sybron International Corporation             2,164           3       2,164           2       2,181       3
Lockheed Martin Corporation                  2,100           2       2,056           2       2,217       3
CheckFree Holdings, Inc. (b)                 2,088           2       1,681           2         737       1
Unisource Worldwide, Inc.                    1,734           2       1,725           2       1,726       2
Information Resources, Inc. (b)              1,644           2       1,504           2       1,458       2
AP Parts International, Inc.                 1,617           2       1,617           2       1,617       2
Sybron Dental Specialties Inc.               1,613           2       1,463           2       1,446       2
CSS Industries, Inc.                         1,609           2       1,598           2       1,588       2
Peerless Chain Company                       1,561           2       1,463           2       1,463       2
Brodart Co.                                  1,519           2       1,519           2       1,519       2
Red Bank Distribution, Inc.                  1,493           2       1,475           2       1,401       2
Sprint Spectrum L.P.                         1,380           2       1,154           1       1,154       1
BellSouth Telecommunications, Inc.           1,224           1       1,224           1         175      --
Eagle Hardware & Garden, Inc.                1,186           1       1,288           2       1,387       2
United States Postal Service                 1,165           1       1,090           1       1,090       1
Cendant Operations, Inc.                     1,075           1       1,075           1         634       1
Other (c)                                   25,402          29      26,534          28      29,884      34
                                           -------     -------     -------     -------     -------     ---
                                           $85,855         100%    $88,894         100%    $82,781     100%
                                           =======     =======     =======     =======     =======     ===

(a) Represents the Company's 40% proportionate share of lease revenues from its equity ownership in 2001. The Company owned a 100% interest until December 2000.
(b) Represents the Company's proportionate share of lease revenue from its equity investment.
(c) Includes proportionate share of lease revenues from the Company's equity investments and net of proportionate share applicable to its minority interest owners.

                              W. P. CAREY & CO. LLC

9. Gains and Losses on Sale of Real Estate and Securities:

      Significant sales of properties are summarized as follows:

            2001

            In March 2001, the Company sold its property in Sterling, Massachusetts, leased to High Voltage Corporation for $5,731, net of costs, and recognized a gain of $42.

            In July, 2001, the Company sold a property in Arkansas leased to Duff-Norton Company, Inc. ("Duff-Norton") for approximately $9,400, and recognized a gain of $304. The Company placed the proceeds of the Duff-Norton sale in an escrow account for the purpose of entering into a Section 1031 noncash exchange which, under the Internal Revenue Code, would allow the Company to acquire like-kind property, and defer a taxable gain until the new property is sold, upon satisfaction of certain conditions. In January 2002, the funds in the escrow account were transferred to the Company as the proposed exchange was not completed. Accordingly, a gain of approximately $8,900 will be recognized for federal income tax purposes in 2002.

            The Company sold eight other properties and an equity investment in a real estate partnership in 2001 for $6,330 (including $5,630 in cash and a note receivable of $700) and recognized a combined net gain of $1,558 on the sales.

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

            During 2000, the Company sold ten properties formerly leased to The Kobacker Stores, Inc. a property formerly leased to AutoZone, Inc. located in Pensacola, Florida, a property in Silver City, New Mexico and a property in Carthage, New York. In connection with the sales, the Company received $3,372, net of costs, and incurred combined losses on the sales of $775.

            The Company recognized a gain of $257 on the sale of 18,540 shares of common stock of Titan Corporation. The Company had previously exercised warrants that were granted in connection with structuring its net lease with Titan Corporation in 1991.

            1999

            In 1999, the Company sold its property in Topeka, Kansas, leased to Hotel Corporation of America ("Hotel Corp.") and its property in Hazelwood, Missouri leased to KSG, Inc. for $8,107 and $11,000, respectively pursuant to Hotel Corp.'s exercise of its purchase option. In connection with the sales, the Company recognized a combined $471 gain.

10. Impairment of Real Estate and Investments:

      Significant writedowns of properties and investments to estimated fair value based on an assessment of each asset's recoverability are summarized as follows:

      The Company incurred impairment losses of $12,643, $11,047 and $5,988 in 2001, 2000 and 1999, respectively, in connection with the writedown of real estate interests and other long-lived assets to estimated fair value based on the following:

      The Company owns 780,269 units of the operating partnership of MeriStar Hospitality Corporation ("MeriStar"), a publicly traded real estate investment trust which primarily owns hotels. In 1999, the Company recognized an impairment charge of $4,830. Because of a continued and prolonged weakness in the hospitality

                              W. P. CAREY & CO. LLC
      industry, a substantial decrease in MeriStar's earnings and funds from operations and the risk that the decrease in MeriStar's distribution rate are projected to continue, the Company concluded that the underlying value of its investment in the operating partnership units has undergone an other than temporary impairment. Accordingly, the Company wrote down its equity investment in MeriStar by $6,749 in 2001 to reflect the investment at its estimated fair value based on MeriStar's share price at December 31, 2001.

      The Company leased a property in Burnsville, Minnesota to General Cinema Corporation ("General Cinema"). During 2000, General Cinema filed a petition of voluntary bankruptcy, and in March 2001 the lease was terminated. During 2000, the property had been written down to its estimated fair value and an impairment loss of $1,500 was recognized. In 2001, the Company entered into an agreement to sell the property for $2,200. In connection with the proposed sale of the property, the Company recognized an impairment loss of $763 in 2001 to writedown the property to the anticipated sales price, less estimated costs to sell. The sale was completed in January 2002. In connection with termination of the General Cinema lease, the Company received $2,450 as a settlement from Harcourt General Corporation, the lease guarantor, of which $2,145 is included in other income in 2001.

      In November 2001, the Company evicted Red Bank Distribution, Inc. ("Red Bank") due to Red Bank's inability to meet its lease obligations and the Company assumed the management of public warehousing operations at the property. The Company has recognized an impairment change of $2,000 on the writedown of the property to its estimated fair value. In connection with the eviction, the Company and Red Bank have an agreement-in-principle to terminate the lease and to release the Company from a subordinated mortgage loan of $2,097 in which Red Bank is the mortgagee.

      DeVlieg Bullard, Inc., the former lessee of properties in Frankenmuth, Michigan and McMinnville, Tennessee terminated its master lease for the two properties in connection with its petition of voluntary bankruptcy in 1999. The Company recognized impairment losses on the McMinnville property of $500 and $2,677 for 2001 and 2000, respectively.

      The Company owns a property in Garland, Texas leased to Varo, Inc. ("Varo"). The lease ends in October 2002 and although Varo continues to meet its lease obligations, the property is vacant. As a result, the Company is actively remarketing the property. The property was written down to its estimated fair value and an impairment loss of $2,238 was recognized in 2000.

      The Company owns a property in Traveler's Rest, South Carolina formerly leased to Swiss-M-Tex L.P. ("M-Tex"). Based on M-Tex's weak financial condition and its inability to meet its lease obligations, the lease was terminated in 2000. M-Tex was subsequently liquidated. The property was written down to its estimated fair value and an impairment loss of $2,657 was recognized during 2000.

      In 2001 and 2000, the Company also recorded impairment losses of $850 and $1,514, respectively, on its assessments of the recoverability of a redeemable preferred limited partnership interest that was acquired in connection with the sale of a property in 1995 and debentures received in connection with a bankruptcy settlement with a former lessee.

      The Company owned a property in Carthage, New York which was leased to Sunds Defibrator, Inc. ("Sunds"). During 1999, the Company accepted offers to sell the property for $300 and to receive a lease termination payment of $500, payable at the time of sale. In connection with the proposed sale, the Company recognized an impairment loss of $1,000 on the writedown of the property to the anticipated sales price, less estimated costs to sell. The property was subsequently sold in 2000.

      In connection with the anticipated sale of four properties in 2002, the Company has recognized impairment losses of $1,781 in 2001 on the writedown of the properties to their anticipated sales price, less estimated costs to sell.

      As of December 31, 2001, the Company has classified seven properties as assets held for sale which the Company anticipates selling within one year, including three which have been sold since December 31, 2001. Operating income from the properties was $469 and the effect of suspending depreciation expense as a result of reclassification was $5.

                              W. P. CAREY & CO. LLC

11. Equity Investments:

The Company owns 780,269 units of the operating partnership of MeriStar Hospitality Corporation ("MeriStar"), a publicly traded real estate investment trust which primarily owns hotels. The Company has the right to convert its units in the operating partnership to shares of common stock in MeriStar at any time on a one-for-one basis. The exchange of units for common stock would be a taxable transaction in the year of exchange. The Company's interest in the MeriStar operating partnership is being accounted for under the equity method. The carrying value of the equity interest in the MeriStar operating partnership was $11,000 and $18,889 as of December 31, 2001 and 2000, respectively (also see
Note 10).

The audited consolidated financial statements of MeriStar filed with the United States Securities and Exchange Commission ("SEC") reported total assets of $3,009,860 and $3,013,008 and shareholders' equity of $1,022,563 and $1,134,555 as of December 31, 2001 and 2000, respectively, and revenues of $1,084,888, $400,778 and $374,904 and net (loss) income of $(42,762), $105,861 and $98,964 for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company owns equity interests as a limited partner in two limited partnerships and in two limited liability companies, with the remaining interests owned by affiliates, that each own real estate net leased to a single tenant. The Company also purchased a 10% interest in W. P. Carey International, LLC ("WPCI"), an affiliate, in 2001 for a $1,000 promissory note. WPCI is an investment banking firm which structures net lease transactions outside of the United States.

Effective as of June 29, 2000, the Company acquired 20,000 shares of common stock in four CPA(R) REITs with which it has advisory agreements. Since June 29, 2000, the Company has acquired an additional 265,341, 329,043 and 491,723 shares, respectively, of Carey Institutional Properties Incorporated, Corporate Property Associates 12 Incorporated, and Corporate Property Associates 14 Incorporated, all CPA(R) REITs, in connection with earning performance fees and electing to receive restricted shares of common stock rather than cash in consideration for such fees (see Note 3). As of December 31, 2001, the Company also owned 20,000 shares of Corporate Property Associates 15 Incorporated's ("CPA(R):15") common stock for $200, representing 100% of its outstanding shares. As of March 15, 2002, CPA(R):15 has issued 5,861,577 shares of common stock ($5,862) to investors. The interests in the CPA(R) REITs are accounted for under the equity method due to the Company's ability to exercise significant influence as the Advisor to the REITs. The audited consolidated financial statements of the CPA(R) REITs are filed with the SEC.

Combined financial information of the affiliated equity investees is summarized as follows:


                                                        December 31,
                                                        ------------
                                                     2001          2000
                                                     ----          ----
Assets (primarily real estate)                    $2,196,166    $1,745,901
Liabilities (primarily mortgage notes payable)     1,031,445       789,984
                                                  ----------    ----------
Capital                                           $1,164,721    $  955,917
                                                  ==========    ==========

                                                       Year Ended December 31,
                                                       -----------------------
                                                     2001          2000        1999
                                                  ----------    ----------    ------
Revenue (primarily rental revenue)(1)             $  217,075    $  173,006    $8,465
Expenses (primarily interest on mortgages
   and depreciation)                                 142,601       100,006     5,603
                                                  ----------    ----------    ------
Net income                                        $   74,474    $   73,000    $2,862
                                                  ==========    ==========    ======

(1). Includes the net effect of minority interests in income, income from equity investments and gains (losses) on the sale of real estate and securities.

                              W. P. CAREY & CO. LLC

12. Disclosures About Fair Value of Financial Instruments:

      The Company estimates that the fair value of mortgage notes payable and other notes payable was $295,843 and $294,278 at December 31, 2001 and 2000, respectively (see Note 6). The fair value of fixed rate debt instruments was evaluated using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. The fair value of the note payable from the line of credit approximates the carrying value as it is a variable rate obligation with an interest rate that resets to market rates.

13. Selected Quarterly Financial Data (unaudited):

                                                                    Three Months Ended
                                                                    ------------------
                                      March 31, 2001     June 30, 2001     September 30, 2001  December 31, 2001
                                      --------------     -------------     ------------------  -----------------
Revenues                                 $31,897            $ 35,658             $33,341            $ 38,515

Expenses                                  20,791              22,021              21,048              36,116

Net income                                12,639              11,752              11,237                 133

Net income per share -
   basic                                     .37                 .34                 .33                  --

   diluted                                   .37                 .34                 .32                  --
                                                                                                    ........
Dividends declared per share               .4225               .4250               .4260               .4270

                                                                    Three Months Ended
                                                                    ------------------
                                      March 31, 2000     June 30, 2000     September 30, 2000  December 31, 2000
                                      --------------     -------------     ------------------  -----------------
Revenues                                 $23,276            $ 26,611             $33,929            $ 36,435

Expenses                                  13,659              54,744              22,114              33,461

Net income (loss)                          9,625             (30,041)             11,375                (237)

Net income (loss) per share -
   basic and diluted                         .38               (1.18)                .34                (.01)

Dividends declared per share               .4225               .4225               .4225               .4225

14. Stock Options and Warrants:

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

      The Incentive Plan provides for the grant of (i) share options which may or may not qualify as incentive stock options, (ii) performance shares,
      (iii) dividend equivalent rights and (iv) restricted shares. In 2001, share options for 465,000 shares were granted at exercise prices ranging from $16.875 to $21.86 per share. In 2000, 922,152 share options were granted at exercise prices ranging from $7.69 to $16.50 per share. In 1999, share options for 38,500 shares were granted at an exercise price of $19.69 per share. The options granted under the Incentive Plan have a 10-year term and are exercisable for one-third of the granted options on the first, second and third

                              W. P. CAREY & CO. LLC
      anniversaries of the date of grant. The vesting of grants, however, may be accelerated upon a change in control of the Company and under certain other conditions.

      The Directors' Plan provides for the same terms as the Incentive Plan. Share options for 21,822 and 12,704 shares were granted at exercise prices ranging from $16.38 to $20 per share in 2000 and 1999, respectively.

      Share option and warrant activity is as follows:

                                                                Weighted Average
                                           Number of Shares      Exercise Price
                                           ----------------        Per Share
                                                                   --------
            Balance at January 1, 1999         3,148,076             $21.42
            Granted                               51,204             $19.31
            Exercised                                 --                 --
            Forfeited                                 --                 --
                                              ----------             ------
            Balance at December 31, 1999       3,199,280             $21.38
            Granted                              943,974             $13.24
            Exercised                                 --                 --
            Forfeited                            (29,000)            ($16.25)
                                              ----------             ------
            Balance at December 31, 2000       4,114,254             $19.57
            Granted                              465,000             $18.66
            Exercised                           (229,105)            ($12.21)
            Forfeited                            (29,334)            ($16.62)
                                              ----------             ------
            Balance at December 31, 2001       4,320,815             $19.88
                                              ==========             ======

      At December 31, 2001, 2000 and 1999, the range of exercise prices and weighted-average remaining contractual life of outstanding share options and warrants was $7.69 to $23.00 and 7.5 years, $7.69 to $23.00 and 8.32 years and $17.25 to $23.00 and 9 years, respectively.

      The per share weighted average fair value of share options and warrants granted during 2001 were estimated to be $1.70 using a Black-Scholes option pricing formula. The more significant assumptions underlying the determination of the weighted average fair value include a risk-free interest rate of 4.87%, a volatility factor of 22.51%, a dividend yield of 8.04% and an expected life of 3.21 years.

      The per share weighted average fair value of share options and warrants granted during 2000 were estimated to be $3.80 using a Black-Scholes option pricing formula. The more significant assumptions underlying the determination of the weighted average fair value include a risk-free interest rate of 6.8%, a volatility factor of 22.53%, a dividend yield of 8.44% and an expected life of ten years.

      The per share weighted average fair value of share options granted during 1999 was estimated to be $1.48, using a binomial option pricing formula. The more significant assumptions underlying the determination of the weighted average fair value include a risk-free interest rate of 5.54% a volatility factor of 18.35%, a dividend yield of 7.64% and an expected life of ten years.

      The Company has elected to adopt the disclosure only provisions of SFAS No. 123. If stock-based compensation cost had been recognized based upon fair value at the date of grant for options awarded under the two plans in accordance with the provisions of SFAS No. 123, pro forma net income
      (loss) for 2001, 2000 and 1999 would have been $34,979, $(12,770) and
      $33,964, respectively, and pro forma basic and diluted earnings (loss) per share would have been $1.02 and $1.00, respectively, in 2001, $(.45) for both basic and diluted loss per share for 2000 and unchanged for 1999.

                              W. P. CAREY & CO. LLC

15. Segment Reporting:

      The Company has determined that it operates in two business segments, management services and real estate operations with domestic and international investments. The two segments are summarized as follows:

                                          Management   Real Estate    Other(2)  Total Company
                                          ----------   -----------    --------  -------------
      Revenues:
          2001                             $ 46,911      $ 86,556      $5,944      $139,411
          2000                               25,271        88,736       6,244       120,251
          1999                                   --        82,731       5,775        88,506

      Operating, interest,
      depreciation and
      amortization expenses(1)
      (excluding income taxes):
          2001                               39,747        55,608       4,621        99,976
          2000                               15,979        64,993       5,006        85,978
          1999                                   --        48,746       4,662        53,408

      Income from equity investments:
          2001                                  434         2,393          --         2,827
          2000                                   69         2,813          --         2,882
          1999                                   --         1,886          --         1,886

      Net operating income (3):
          2001                                7,598        33,341       1,323        42,262
          2000                                9,361        26,556       1,238        37,155
          1999                                   --        35,871       1,113        36,984

      Total assets:
          2001                              122,156       785,730       7,997       915,883
          2000                              111,375       784,628       8,239       904,242

      Total long-lived assets:
          2001                               64,286       721,895       5,990       792,171
          2000                               59,580       758,063       6,502       824,145

(1) Excludes the writeoff of an acquired management contract of $38,000 in 2000.
(2)   Primarily consists of the Company's other business operations.
(3) Net operating income excludes gains and losses on sales, income taxes, minority interest, extraordinary items and the writeoff of an acquired management contract of $38,000 in 2000 and includes $11,903 and $5,958 of amortization charges in 2001 and 2000, respectively.

      The Company acquired its first international real estate investment in 1998. For 2001, geographic information for the real estate operations segment is as follows:

                                                       Domestic  International  Total Real Estate
                                                       --------  -------------  -----------------
            Revenues                                   $ 82,795    $   3,761      $      86,556
            Operating, interest, depreciation and
            amortization expenses (excluding
            income taxes)(1)                             52,183        3,425             55,608
            Income from equity investments                2,393           --              2,393
            Net operating income(2)                      33,005          336             33,341
            Total assets                                736,152       49,578            785,730
            Total long-lived assets                     675,919       45,976            721,895

                              W. P. CAREY & CO. LLC

      For 2000, geographic information for the real estate operations segment is as follows:

                                                       Domestic   International  Total Real Estate
                                                       --------   -------------  -----------------
            Revenues                                   $ 86,311      $  2,425        $ 88,736
            Operating, interest, depreciation and
            amortization expenses (excluding
            income taxes)(1)                             62,290         2,703          64,993
            Income from equity investments                2,813            --           2,813
            Net operating income(2)                      26,834          (278)         26,556
            Total assets                                752,126        32,502         784,628
            Total long-lived assets                     728,260        29,803         758,063

      For 1999, geographic information is as follows:

                                                       Domestic   International  Total Real Estate
                                                       --------   -------------  -----------------
            Revenues                                   $ 80,683      $ 2,048         $ 82,731
            Operating, interest, depreciation and
            amortization expenses (excluding
            income taxes)(1)                             47,284        1,462           48,746
            Income from equity investments                1,886           --            1,886
            Net operating income(2)                      35,285          586           35,871

(1) Excludes the writeoff of an acquired management contract of $38,000 in 2000.
(2) Net (loss) income excludes gains and losses on sales, income taxes, minority interest, extraordinary items and the writeoff of an acquired management contract of $38,000 in 2000 and includes $11,903 and $5,958 of amortization charges in 2001 and 2000, respectively.

16. Income Taxes:

      The components of the Company's provision for income taxes for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                      2001             2000            1999
                                      ----             ----            ----
            Federal:
            Current                 $    (46)        $    569
            Deferred                   4,783              848
                                    --------         --------
                                       4,737            1,417
                                    --------         --------
            State and local:
            Current                    1,993            2,176        $    752
            Deferred                   1,787              571              --
                                    --------         --------        --------
                                       3,780            2,747             752
                                    --------         --------        --------
            Total provision         $  8,517         $  4,164        $    752
                                    ========         ========        ========

      Deferred income taxes as of December 31, 2001 and 2000 consist of the following:

                                                     2001          2000
                                                     ----          ----
            Deferred tax assets:
            Net operating loss carry forward        $1,531        $   --
            Unearned compensation                      544           634
            Corporate fixed assets                      98           142
            Other long-term liabilities                115            --
                                                    ------        ------
                                                     2,288           776
                                                    ------        ------
            Deferred tax liabilities:
            Receivables from affiliates              4,975         2,112
            Investments                              3,921            --
                                                    ------        ------
                                                     8,896         2,112
                                                    ------        ------
            Net deferred tax liability              $6,608        $1,336
                                                    ======        ======

                              W. P. CAREY & CO. LLC

      No deferred income taxes were recognized in 1999. The net operating loss to be carried forward is $3,278 and expires in 2021.

      The difference between the tax provision and the tax benefit recorded at the statutory rate at December 31, 2001 and 2000 is as follows:

                                                                        2001           2000
                                                                        ----           ----
      Income (loss) from taxable subsidiaries before income tax        $3,236        $(38,172)

      Federal provision (benefit) at statutory tax rate (34%)           1,100         (12,978)
      State and local taxes, net of federal benefit                     1,137             557
      Writeoff of management contract                                      --          12,920
      Amortization of intangible assets                                 3,458           1,706
      Other                                                               794              34
                                                                       ------        --------
      Tax provision - taxable subsidiaries                              6,489           2,239
      Other state and local taxes                                       2,028           1,925
                                                                       ------        --------
      Total tax provision                                              $8,517        $  4,164
                                                                       ======        ========

17. Employee Benefit Plans:

      The Company sponsors a qualified profit-sharing plan and trust covering substantially all of its full-time employees who have attained age twenty-one, worked a minimum of 1,000 hours and completed one year of service. The Company is under no obligation to contribute to the plan and the amount of any contribution is determined by and at the discretion of the Board of Directors. The Board of Directors can authorize contributions to a maximum of 15% of an eligible participant's total compensation, limited to $25.5 annually per participant. For the years ended December 31, 2001 and 2000, amounts expensed by the Company for contributions to the trust were $1,388 and $627, respectively. Annual contributions represent an amount equivalent to 15% of each eligible participant's total eligible compensation for that period.

18. Accounting Pronouncements:

      In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles," which establish accounting and reporting standards for business combinations, certain assets and liabilities acquired in business combinations and asset acquisitions.

      SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. Use of the pooling-of-interests method for business combinations is no longer permitted. The adoption of SFAS 141 did not have a material effect on the Company's financial statements.

      SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and the accounting for asset acquisitions. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001 and must be adopted at the beginning of a fiscal year. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets will no longer be amortized but will be tested for impairment at least annually. Intangible assets acquired and liabilities assumed in business combinations will only be amortized if such assets and liabilities are capable of being separated or divided and sold, transferred, licensed, rented or exchanged or arise from contractual or legal rights (including leases), and will be amortized over their useful lives. In connection with the implementation of SFAS No. 142, WPC performed its annual test for impairment of its management services segment, the reportable units for measurement, in March 2002, and concluded that the carrying value of goodwill is not impaired.

      The Company will adopt the provisions of SFAS No. 142 for the fiscal year beginning January 1, 2002. With the acquisition of the real estate management operations in 2000, the Company allocated a portion of the

                              W. P. CAREY & CO. LLC
      purchase price to goodwill and other identifiable intangible assets. In adopting SFAS No. 142, the Company will discontinue amortization of existing goodwill. SFAS 142 will have a significant impact on the Company's financial results based on the historical amortization of goodwill and certain intangible assets. During the years ended December 31, 2001 and 2000 the Company had amortization expense of $4,597 and $2,001, respectively, which beginning January 1, 2002, will no longer be expensed under SFAS 142.

      SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year.

      In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets" which addresses the accounting and reporting for the impairment and disposal of long-lived assets and supercedes SFAS No. 121 while retaining SFAS No. 121's fundamental provisions for the recognition and measurement of impairments. SFAS 144 removes goodwill from its scope, provides for a probability-weighted cash flow estimation approach for analyzing situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration and broadens that presentation of discontinued operations to include a component of an entity. The adoption of SFAS 144 is not expected to have a material effect on the Company's financial statements; however, the revenues and expenses relating to an asset held for sale or sold must be presented as a discontinued operation for all periods presented. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001.

19. Subsequent Events:

      In 1999, subsequent to the termination of a lease, the Company commenced redeveloping its property in Los Angeles, California. In January 2002, the Company entered into a purchase and sales agreement with the Los Angeles Unified School District ("LAUSD") for $24,000. The sale is subject to completion of LAUSD's conducting certain due diligence, environmental approvals and the approval of the LAUSD Board of Education. If the sale has not been completed by June 30, 2002, the LAUSD will be required to pay monthly extension fees at an increasing rate.

      The Company also entered into an agreement with the LAUSD to provide environmental and management services in connection with the development of the property. Under the agreement which expires in April 2002, the Company received an initial payment of $200 and will be paid a management fee of $25 per month. The Company and the LAUSD are currently negotiating an extension of the agreement. Under the agreement, the LAUSD has agreed to reimburse the Company for approximately $1,150 of costs which were incurred in the redevelopment of the property. Such reimbursements will be applied to the carrying value of the property. The carrying value of the property of $13,047 is included in assets held for sale in the accompanying consolidated financial statements as of December 31, 2001.

      In January 2002, the Company sold properties in Burnsville, Minnesota, Urbana, Illinois and Maumelle, Arkansas for $9,400 less closing costs. The carrying value of the properties of $7,783 is included in assets held for sale in the accompanying consolidated financial statements. The Burnsville and Urbana properties were vacant at the time of sale.

      The Company from time to time may offer to sell its Listed Shares, Future Shares and Warrants pursuant to a registration statement declared effective by the Securities and Exchange Commission on February 25, 2002. The total amount of these securities will have an initial aggregate offering price of up to $100,000, although the Company may increase this amount in the future. The shares and/or warrants may be offered and sold to or through one or more underwriters, dealers and agents, or directly to purchasers, on a continuous or delayed basis. The prospectus included as part of the registration statement describes some of the general terms that may apply to these securities and the general manner in which they may be offered. The specific terms of any securities to be offered, the specific manner in which they may be offered and the specific use of proceeds, will be described in a supplement to the prospectus.

MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Listed Shares are listed on the New York Stock Exchange. Trading commenced on January 21, 1998.

As of December 31, 2001 there were 20,616 shareholders of record.

      Dividend Policy

      Quarterly cash dividends are usually declared in December, March, June and September and paid in January, April, July and October. Quarterly cash dividends paid in 2001, 2000 and 1999 are as follows:

      Cash dividends declared per share:

      Quarter              2001              2000              1999
      -------              ----              ----              ----
            1        $    .4225        $    .4225        $    .4175
            2             .4250             .4225             .4175
            3             .4260             .4225             .4175
            4             .4270             .4225             .4175
                     ----------        ----------        ----------
       Total:        $   1.7005        $   1.6900        $   1.6700
                     ==========        ==========        ==========

      Listed Shares

      The high, low and closing prices on the New York Stock Exchange for a Listed Share for each fiscal quarter of 2001, 2000 and 1999 were as follows (in dollars):

      2001                               High           Low         Close
      ----                              ------        ------        ------
      First Quarter                     $20.60        $18.26        $19.35
      Second Quarter                     21.80         18.50         18.50
      Third Quarter                      22.05         19.25         21.35
      Fourth Quarter                     23.80         20.00         23.20

      2000                               High           Low         Close
      ----                              ------        ------        ------
      First Quarter                     $16.03        $14.39        $15.45
      Second Quarter                     17.02         15.51         15.60
      Third Quarter                      17.15         15.90         17.15
      Fourth Quarter                     18.10         16.11         18.10

      1999                               High           Low         Close
      ----                              ------        ------        ------
      First Quarter                     $17.88        $17.44        $17.69
      Second Quarter                     17.38         17.06         17.25
      Third Quarter                      20.00         17.38         20.00
      Fourth Quarter                     17.19         16.63         16.88

REPORT ON FORM 10-K

The Company will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.