Form 10-Q
period 2002-03-31
CAREY W P & CO LLC
filed 2002-05-14
CIK 1025378

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  For the quarterly period ended MARCH 31, 2002

                                       of

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

W. P. Carey & Co. LLC has 35,579,253 Listed Shares, no par value outstanding at May 10, 2002.

                              W. P. CAREY & CO. LLC




                                      INDEX

                                                                                                    Page No.
                                                                                                    --------
PART I

Item 1. - Financial Information*

              Condensed Consolidated Balance Sheets as of March 31, 2002
              and December 31, 2001                                                                      2

              Condensed Consolidated Statements of Income for the
              three months ended March 31, 2002 and 2001                                                 3

              Condensed Consolidated Statements of Comprehensive Income
              for the three months ended March 31, 2002 and 2001                                         4

              Condensed Consolidated Statements of Cash Flows for the
              three months ended March 31, 2002 and 2001                                               5-6

              Notes to Condensed Consolidated Financial Statements                                    7-13


Item 2. - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                    14-20


 PART II - Other Information

Item 3. -     Quantitative and Qualitative Disclosures About Market Risk                                21

Item 4. -     Submission of Matters to a Vote of Security Holders                                       21

Item 6. -     Exhibits and Reports on Form 8-K                                                          21

Signatures                                                                                              22




*The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                              W. P. CAREY & CO. LLC


                                     PART I
                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)

                                                                           March 31, 2002   December 31, 2001
                                                                           --------------   -----------------
                                                                            (Unaudited)           (Note)
                                                                            -----------           ------
         ASSETS:

Real estate leased to others:
   Real estate leased to others under the operating method, net of accumulated depreciation of  $35,044 and $32,401
      at March 31, 2002  and December 31, 2001                               $ 442,551          $ 426,842
   Net investment in direct financing leases                                   241,065            258,041
                                                                             ---------          ---------
      Real estate leased to others                                             683,616            684,883
Operating real estate, net of accumulated depreciation of $2,207
   and $2,076 at March 31, 2002 and December 31, 2001                            5,913              5,990
Real estate under construction and redevelopment                                 2,822              2,797
Equity investments                                                              52,407             50,629
Assets held for sale                                                            15,436             23,693
Cash and cash equivalents                                                       12,913              8,870
Due from affiliates                                                             18,520             18,789
Goodwill                                                                        40,964             40,964
Intangible assets, net of accumulated amortization                              50,020             51,846
Other assets                                                                    15,468             27,422
                                                                             ---------          ---------
           Total assets                                                      $ 898,079          $ 915,883
                                                                             =========          =========

         LIABILITIES, MINORITY INTEREST AND
            MEMBERS' EQUITY:

Liabilities:
Mortgage notes payable                                                       $ 195,981          $ 200,515
Notes payable                                                                   81,000             95,000
Accrued interest                                                                 1,715              1,312
Dividends payable                                                               15,127             14,836
Due to affiliates                                                                4,589             16,790
Accrued taxes                                                                    3,624              3,020
Deferred taxes                                                                   8,717              6,608
Other liabilities                                                               14,986             17,343
                                                                             ---------          ---------
           Total liabilities                                                   325,739            355,424
                                                                             ---------          ---------

Minority interest                                                                  788                794
                                                                             ---------          ---------

Commitments and contingencies

Members' equity:
Listed shares, no par value; 35,342,084 and 34,742,436 shares issued
   and outstanding at March 31, 2002 and December 31, 2001                     677,712            664,751
Dividends in excess of accumulated earnings                                    (98,592)           (97,200)
Unearned compensation                                                           (3,966)            (4,454)
Accumulated other comprehensive loss                                            (3,602)            (3,432)
                                                                             ---------          ---------
           Total members' equity                                               571,552            559,665
                                                                             ---------          ---------
           Total liabilities, minority interest and members' equity          $ 898,079          $ 915,883
                                                                             =========          =========



   The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date.

                              W. P. CAREY & CO. LLC


             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               (In thousands, except per share and share amounts)


                                                                      Three Months Ended March 31,
                                                                   ----------------------------------
                                                                       2002                  2001
                                                                   ------------          ------------
Revenues:
   Rental income                                                   $     12,833          $     11,826
   Interest income from direct financing leases                           7,046                 8,189
   Management income from affiliates                                     13,485                 7,543
   Other income                                                             316                 2,711
   Other interest income                                                    535                   243
   Revenue from other business operations                                 1,291                 1,385
                                                                   ------------          ------------
                                                                         35,506                31,897
                                                                   ------------          ------------

Expenses:
   Interest                                                               4,654                 5,790
   Depreciation                                                           2,732                 2,612
   Amortization                                                           2,310                 3,652
   General and administrative                                             7,375                 6,241
   Property expenses                                                      2,089                 1,302
   Operating expenses from other business operations                      1,169                 1,194
                                                                   ------------          ------------
                                                                         20,329                20,791
                                                                   ------------          ------------

       Income before minority interest and income from
         equity investments, gain on sale and income taxes               15,177                11,106

Minority interest in loss                                                    15                    44
Income from equity investments                                              187                 1,452
                                                                   ------------          ------------

       Income before gain on sale and income taxes                       15,379                12,602

Gain on sales of real estate and investments                              1,243                   217
                                                                   ------------          ------------

       Income before income taxes                                        16,622                12,819

Provision for income taxes                                               (2,893)                 (180)
                                                                   ------------          ------------

       Net income                                                  $     13,729          $     12,639
                                                                   ============          ============

Basic earnings per share                                           $        .39          $        .37
                                                                   ============          ============
Diluted earnings per share                                         $        .38          $        .37
                                                                   ============          ============

Weighted average shares outstanding:
       Basic                                                         35,289,369            34,268,978
                                                                   ============          ============
       Diluted                                                       35,939,985            34,584,163
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

                              W. P. CAREY & CO. LLC


                      CONDENSED CONSOLIDATED STATEMENTS OF
                        COMPREHENSIVE INCOME (UNAUDITED)
                                 (In thousands)

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                             2002              2001
                                                           --------          --------
Net income:                                                $ 13,729          $ 12,639
                                                           --------          --------

Other comprehensive loss:
Change in unrealized gain on marketable securities               (3)              125
Foreign currency translation loss                              (167)             (588)
                                                           --------          --------
      Other comprehensive loss                                 (170)             (463)
                                                           --------          --------

      Comprehensive income                                 $ 13,559          $ 12,176
                                                           ========          ========



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              W. P. CAREY & CO. LLC


           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                    2002              2001
                                                                                  --------          --------
Cash flows from operating activities:
   Net income                                                                     $ 13,729          $ 12,639
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                                  5,248             6,458
      Amortization of deferred income                                                  (19)             (283)
      Gain on sale of real estate and equity investments, net                       (1,243)             (217)
      Minority interest in loss                                                        (15)              (44)
      Straight-line rent adjustments and other noncash rent adjustments               (139)             (242)
      Equity income in excess of distributions                                         (50)             (508)
      Management income received in shares of affiliates                            (2,623)           (1,393)
      Costs paid by issuance of shares                                                  59                70
      Amortization of unearned compensation                                            753               496
      Provision for uncollected rents                                                  662               405
      Structuring fees receivable                                                   (1,425)             (835)
      Deferred acquisition fees received                                               916              --
      Net change in other operating assets and liabilities                           2,927            (2,823)
                                                                                  --------          --------
           Net cash provided by operating activities                                18,780            13,723
                                                                                  --------          --------

Cash flows from investing activities
   Distributions received from equity investments in excess of
      equity income                                                                    896               193
   Proceeds from sale of property and investments                                    9,026             7,171
   Release of funds from escrow in connection with the sale of a property            9,366              --
   Purchases of real estate and equity investments                                    (413)           (4,081)
   Additional capital expenditures                                                  (1,156)             (618)
   Payment of deferred acquisition fees                                               (524)             (520)
   Other                                                                              --                (119)
                                                                                  --------          --------
           Net cash provided by investing activities                                17,195             2,026
                                                                                  --------          --------

Cash flows from financing activities:
   Dividends paid                                                                  (14,830)          (14,202)
   Proceeds from issuance of shares, net                                             2,223              --
   Payments of mortgage principal                                                   (1,920)           (1,929)
   Prepayments of mortgage principal and notes payable                             (27,986)          (12,129)
   Proceeds from mortgages payable and note payable                                 12,000            16,526
   Payment of accrued preferred distributions                                       (1,423)             --
   Payment of financing costs                                                         --              (1,395)
   Purchases of treasury stock                                                        --                (325)
                                                                                  --------          --------
           Net cash used in financing activities                                   (31,936)          (13,454)
                                                                                  --------          --------

Effect of exchange rate changes on cash                                                  4               (29)
                                                                                  --------          --------

           Net increase in cash and cash equivalents                                 4,043             2,266

Cash and cash equivalents, beginning of period                                       8,870            10,165
                                                                                  --------          --------

           Cash and cash equivalents, end of period                               $ 12,913          $ 12,431
                                                                                  ========          ========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              W. P. CAREY & CO. LLC


          CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED) -
                                   CONTINUED
                      (In thousands, except share amounts)

Noncash operating, investing and financing activities:

         A. In connection with the acquisition of Carey Management LLC in June 2000, the Company has an obligation to issue up to an additional 2,000,000 shares over four years, if specified performance criteria are achieved. The performance criteria for the years ended December 31, 2001 and 2000 were achieved, and as a result 500,000 shares were issued during both of the three-month periods ended March 31, 2002 and 2001. The cost attributable to such shares of $10,440 in 2002 and $8,145 in 2001 was included in goodwill in the accompanying condensed consolidated financial statements.

                  Effective January 1, 2001, the CPA(R) Partnerships became wholly-owned subsidiaries of the Company when 151,964 shares ($2,811) were issued in consideration for acquiring the remaining special partner interests.

         B. During the three-month periods ended March 31, 2002 and 2001, the Company issued restricted shares of $34 and $33, respectively, to affiliated parties, including directors, in consideration of services rendered. Restricted shares valued at $271 and $529, respectively, were issued to employees and recorded as unearned compensation during the three-month periods ended March 31, 2002 and 2001. Issued unvested restricted shares and options of $6 and $76, respectively, issued in prior periods were forfeited during the three-months periods ended March 31, 2002 and 2001. Included in compensation expense for the three-month periods ended March 31, 2002 and 2001, were $753 and $496, respectively, relating to restricted shares and options held by employees.

         C. In connection with the sale of a property during the three-month period ended March 31, 2001, the Company received a note receivable of $700 in partial consideration for the sale.

         D. During the three-month period ended March 31, 2001, the Company purchased an equity interest in an affiliate, W. P. Carey International, LLC, in consideration for issuing a promissory note of $1,000.



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              W. P. CAREY & CO. LLC


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           (dollars in thousands, except share and per share amounts)

Note 1:  Basis of Presentation/Accounting Policies:

The accompanying unaudited condensed consolidated financial statements of W. P. Carey & Co. LLC ("the Company") and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All significant inter-entity balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

As more fully described in Note 8, effective January 1, 2002, the Company no longer amortizes goodwill and indefinite-lived assets.

Certain prior period amounts have been reclassified to conform to current period financial statement presentation.

Note 2. Earnings Per Share:

Basic and diluted earnings per common share for the Company for the three-month periods ended March 31, 2002 and 2001 were calculated as follows:

                                                                       Three Months Ended March 31,
                                                                     -------------------------------
                                                                         2002                2001
                                                                     -----------         -----------
  Net income                                                         $    13,729         $    12,639
                                                                     ===========         ===========
  Weighted average shares - basic                                     35,289,369          34,268,978
  Effect of dilutive securities:  Stock options and warrants             650,616             315,185
                                                                     -----------         -----------
  Weighted average shares - diluted                                   35,939,985          34,584,163
                                                                     ===========         ===========
  Basic earnings per share                                           $       .39         $       .37
                                                                     ===========         ===========
  Diluted earnings per share                                         $       .38         $       .37
                                                                     ===========         ===========

Note 3. Transactions with Related Parties:

The Company earns fees as the Advisor to the five real estate investment trusts ("REITs"), Corporate Property Associates 10 Incorporated ("CPA(R):10"), Carey Institutional Properties Incorporated ("CIP(R)"), Corporate Property Associates 12 Incorporated ("CPA(R):12"), Corporate Property Associates 14 Incorporated ("CPA(R):14") and Corporate Property Associates 15 Incorporated ("CPA(R):15") (collectively, the "CPA(R) REITs"). CPA(R):10 was merged into CIP(R) as of May 1, 2002. Under the advisory agreements with the CPA(R) REITs, the Company performs services related to the day-to-day management of the CPA(R) REITs and transaction-related services. In addition, the Company's broker-dealer subsidiary earns fees in connection with the "best efforts" public offering of CPA(R):15. The Company earns an asset management fee of 1/2 of 1% per annum of Average Invested Assets, as defined in the Agreements, for each CPA(R) REIT and, based upon certain performance criteria for each CPA(R) REIT, may be entitled to receive a performance fee of 1/2 of 1% of Average Invested Assets. The Company is reimbursed for the cost of personnel provided for the administration of the CPA(R) REITs. For the three-month periods ended March 31, 2002 and 2001, asset based fees and reimbursements earned were $7,734 and $5,354, respectively, and transaction fees earned were $5,751 and $2,189, respectively, in connection with structuring and negotiating real estate acquisitions and mortgage financing for the CPA(R) REITs.

In connection with the acquisition of the majority interests in the CPA(R) partnerships on January 1, 1998, a CPA(R) partnership had not achieved the specified cumulative return as of the acquisition date. The subordinated preferred return was payable to the former corporate general partner if the Company achieved a closing price equal to or in excess of $23.11 for five consecutive trading days. On December 31, 2001, the closing price criterion was met, and in January 2002 the $1,423 subordinated preferred return was paid. The subordinated preferred return was included in due to affiliates as of December 31, 2001 in the accompanying condensed consolidated financial statements.

                              W. P. CAREY & CO. LLC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
           (Dollars in thousands, except share and per share amounts)


Note 4. Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues for the three-month periods ended March 31, 2002 and 2001 are as follows:

                                                                             2002              2001
                                                                           --------          --------
   Per Statements of Income:
        Rental income                                                      $ 12,833          $ 11,826
        Interest income from direct financing leases                          7,046             8,189
   Adjustment:
        Share of leasing revenues applicable to minority interests             (181)             (113)
        Share of leasing revenues from equity investments                     1,715             1,703
                                                                           --------          --------
                                                                           $ 21,413          $ 21,605
                                                                           ========          ========

For the three months ended March 31, 2002 and 2001, the Company earned its net leasing revenues (i.e., rental income and interest income from direct financing leases) from more than 90 lessees. A summary of net leasing revenues is as follows:

                                                                           2002              %               2001              %
                                                                         -------          -------          -------          -------
   Dr Pepper Bottling Company of Texas                                   $ 1,097                5%         $ 1,080                5%
   Detroit Diesel Corporation                                              1,039                5              991                5
   Gibson Greetings, Inc., a wholly-owned subsidiary of American
       Greetings, Inc.                                                     1,033                5            1,023                5
   Federal Express Corporation (a)                                           714                3              643                3
   Bouygues Telecom, S.A                                                     677                3              235                1
   Orbital Sciences Corporation                                              664                3              664                3
   Livho, Inc.                                                               642                3              717                3
   Quebecor Printing, Inc.                                                   640                3              640                3
   America West Holdings Corp.                                               635                3              635                3
   Furon Company                                                             620                3              604                3
   AutoZone, Inc.                                                            554                3              584                3
   The Gap, Inc.                                                             551                3              551                3
   Sybron International Corporation                                          541                3              541                3
   Checkfree Holdings Corporation Inc. (a)                                   527                2              522                2
   Lockheed Martin Corporation                                               489                2              537                2
   Unisource Worldwide, Inc.                                                 433                2              434                2
   AP Parts International, Inc.                                              425                2              404                2
   Red Bank Distribution, Inc.                                               417                2              395                2
   CSS Industries, Inc.                                                      415                2              401                2
   Peerless Chain Company                                                    414                2              366                2
   Information Resources, Inc. (a)                                           411                2              411                2
   Sybron Dental Specialties Inc.                                            403                2              403                2
   Brodart, Co.                                                              380                2              380                2
   Sprint Spectrum, L.P.                                                     356                2              311                1
   Thermadyne Holdings Corporation                                           353                2              631                3
   Eagle Hardware & Garden, Inc., a wholly-owned subsidiary of
       Lowe's Companies Inc.                                                 317                2              272                1
   AT&T Corporation                                                          315                1              190               --
   United States Postal Service                                              308                1              272                1
   BellSouth Telecommunications, Inc.                                        306                1              306                1
   Cendant Operations, Inc.                                                  268                1              268                1
   Anthony's Manufacturing Company, Inc.                                     255                1              236                1
   Wal-Mart Stores, Inc.                                                     238                1              223                1
   United Stationers Supply Company                                          229                1              229                1
   Pre Finish Metals Incorporated                                            223                1              223                1
   United Space Alliance                                                     221                1              126               --
   Other (b)                                                               4,303               20            5,157               25
                                                                         -------          -------          -------          -------
                                                                         $21,413              100%         $21,605              100%
                                                                         =======          =======          =======          =======

                              W. P. CAREY & CO. LLC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
           (Dollars in thousands, except share and per share amounts)


(a) Represents the Company's proportionate share of lease revenue from its equity investment.

(b) Includes proportionate share of lease revenues from the Company's equity investments and net of proportionate share applicable to minority interest owners.

Note 5. Equity Investments:

The Company owns 780,269 units of the operating partnership of MeriStar Hospitality Corporation ("MeriStar"), a publicly-traded real estate investment trust which primarily owns hotels, and which is being accounted for under the equity method. As of March 31, 2002, the Company's carrying value was $10,642. The Company has the right to convert its units in the operating partnership to shares of common stock in MeriStar at any time on a one-for-one basis.

MeriStar's financial statements for the year ended December 31, 2001 reported total assets of $3,009,860 and shareholders' equity of $1,002,563. For the quarter ended March 31, 2002, MeriStar reported revenues of $256,664 and a net loss of $9,943.

The Company owns equity interests in two limited partnerships and two limited liability companies that each own real estate net leased to a single tenant, with the remaining interests owned by affiliates. The Company also owns interests in the five CPA(R) REITs and a 10% interest in W. P. Carey International LLC, an investment banking firm which structures net lease transactions outside of the United States. The Company's interests in the CPA(R) REITs are accounted for under the equity method due to the Company's ability to exercise significant influence as the Advisor to the CPA(R) REITs. The CPA(R) REITs are publicly registered and file financial statements with the United States Securities and Exchange Commission. As of March 31, 2002, the Company owns 20,000 CPA(R):10 and CPA(R):15 shares, 337,519 CIP(R) shares, 417,034
CPA(R):12 shares and 615,260 CPA(R):14 shares. In May 2002, CPA(R):10 and CIP(R) merged, and in connection with the merger the Company's 20,000 shares of CPA(R):10 were exchanged for 16,890 shares of CIP(R).

Combined financial information of the affiliated equity investees is summarized as follows:

                                                             March 31, 2002          December 31, 2001
                                                             --------------          -----------------
Assets (primarily real estate)                                 $2,355,239                $1,794,229
Liabilities (primarily mortgage notes payable)                  1,127,215                   804,383
Partners' capital/Shareholders' equity                          1,228,024                   989,846


                                                                     Three Months Ended March 31,
                                                                  ---------------------------------
                                                                    2002                      2001
                                                                  -------                   -------
Revenues (primarily rental revenue)                               $57,457                   $47,853
Expenses (primarily interest and depreciation)                     39,215                    30,050
                                                                  -------                   -------
Net income                                                        $18,242                   $17,803
                                                                  =======                   =======

                              W. P. CAREY & CO. LLC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
           (Dollars in thousands, except share and per share amounts)


Note 6. Segment Reporting:

The Company operates in two business segments - real estate and the net lease management operations of affiliates. The two segments are summarized as follows:

Three Months ended March 31,                                           Management      Real Estate       Other(1)      Total Company
----------------------------                                           ----------      -----------       --------      -------------
    Revenues:
         2002                                                          $  13,513        $  20,702       $   1,291        $  35,506
         2001                                                              7,642           22,870           1,385           31,897

    Operating, interest, depreciation and amortization expenses
    (excluding provision for income taxes):

         2002                                                          $   8,731        $  10,368       $   1,230        $  20,329
         2001                                                              8,299           11,298           1,194           20,791

    Income from equity investments:

         2002                                                          $      23        $     164              --        $     187
         2001                                                                 38            1,414              --            1,452

    Net operating income(2)(3):
         2002                                                          $   4,805        $  10,498       $      61        $  15,364
         2001                                                               (619)          12,986             191           12,558

    Long-lived assets:
         March 31, 2002                                                $  64,875        $ 720,015       $   5,913        $ 790,803
         December 31, 2001                                                64,286          721,895           5,990          792,171

    Total assets:
         March 31, 2002                                                $ 139,176        $ 751,156       $   7,747        $ 898,079
         December 31, 2001                                               132,596          775,290           7,997          915,883

         (1)      Primarily consists of the Company's other business operations.

         (2) Management net operating income includes charges for amortization of intangibles of $1,826 for the three-month period ended March 31, 2002 and amortization of intangibles and goodwill of $3,163 for the three-month period ended March 31, 2001.

         (3) Net operating income excludes gains and losses on sales, provision for income taxes, minority interest and extraordinary items.

Note 7. Gain on Sale of Real Estate Interests:

During the three-month period ended March 31, 2002, the Company sold three properties in Urbana, Illinois; Maumelle, Arkansas and Burnsville, Minnesota for $8,932 and recognized a net gain on sales of $1,149. The Urbana and Burnsville properties were vacant prior to their sale. The properties were classified as held for sale in the accompanying consolidated balance sheet as of December 31, 2001.

During the three-month period ended March 31, 2001, the Company sold seven properties and an equity investment in a real estate partnership for cash of $7,871 and a note receivable of $700, and recognized a net gain on sales of $217.

Note 8. Goodwill and Intangible Assets:

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangibles," which was adopted by the Company as of January 1, 2002.

SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and the accounting for asset acquisitions. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets no longer be amortized and must be tested for impairment at least annually. Intangible assets acquired and liabilities

                              W. P. CAREY & CO. LLC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
           (Dollars in thousands, except share and per share amounts)


assumed in business combinations are only amortized if such assets and liabilities are capable of being separated or divided and sold, transferred, licensed, rented or exchanged or arise from contractual or legal rights (including leases), and are amortized over their useful lives.

The Company tests goodwill for impairment at least annually using a two-step process. To identify any impairments, the Company first compares the estimated fair value of the reporting unit (management services segment) with its carrying amount, including goodwill. The Company calculates the estimated fair value of the management services segment by applying a multiple, based on comparable companies, to earnings. If the fair value of the management services segment exceeds its carrying amount, goodwill is considered not impaired. If the carrying amount of the management services unit exceeds its estimated fair value, then the second step is performed to measure the amount of impairment loss.

For the second step, the Company would compare the implied fair value of the goodwill with its carrying amount and record an impairment charge for the excess of the carrying amount over the fair value. The implied fair value of the goodwill is determined by allocating the estimated fair value of the management services segment to its assets and liabilities. The excess of the estimated fair value of the management services segment over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. In connection with the adoption of SFAS No. 142 on January 1, 2002, the Company performed its annual test for impairment of its management services segment, the reportable unit of measurement, and concluded that the goodwill is not impaired.

With the acquisition of real estate management operations in 2000, the Company allocated a portion of the purchase price to goodwill and other identifiable intangible assets. In adopting SFAS No. 142, the Company discontinued its amortization of existing goodwill and indefinite-lived assets.

Goodwill and other intangible assets as of March 31, 2002 are summarized as follows:

                                                                      Gross Carrying Amount       Accumulated Amortization
                                                                      ---------------------       ------------------------
  Amortized intangible assets:
      Management contracts                                                   $59,135                     $(13,090)
                                                                             =======                     ========

  Unamortized goodwill and indefinite-lived intangible assets:

      Goodwill                                                               $40,964
      Trade name                                                               3,975
                                                                             -------
          Total                                                              $44,939
                                                                             =======


Included in goodwill is $3,389 which prior to January 1, 2002 was recorded as workforce. Trade name had previously been amortized using a ten-year life; however, upon adoption of SFAS No. 142, trade name was determined to have an indefinite useful life because it is expected to generate cash flows indefinitely.

A summary of the effect of amortization of goodwill and intangible assets on reported earnings for the periods ended March 31, 2002 and 2001 is as follows:

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                         2002              2001
                                                       -------           -------
Goodwill amortization                                       --           $ 1,219
Trade name amortization                                     --               118
Management contracts amortization                      $ 1,826             1,826
Net income                                              13,729            12,639

                              W. P. CAREY & CO. LLC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
           (Dollars in thousands, except share and per share amounts)


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       2002              2001
                                                    ----------        ----------
Reported net income                                 $   13,729        $   12,639
Add back:  Goodwill amortization                            --             1,219
           Trade name amortization                          --               118
                                                    ----------        ----------
Adjusted net income                                 $   13,729        $   13,976
                                                    ==========        ==========

Basic earnings per share:
Reported net income                                 $      .39        $      .37
Add back:  Goodwill amortization                            --               .04
           Trade name amortization                          --                --
                                                    ----------        ----------
Adjusted basic earnings per share                   $      .39        $      .41
                                                    ==========        ==========

Diluted earnings per share:
Reported net income                                 $      .38        $      .37
Add back:  Goodwill amortization                            --               .04
           Trade name amortization                          --                --
                                                    ----------        ----------
Adjusted diluted earnings per share                 $      .38        $      .41
                                                    ==========        ==========


Amortization of intangibles for the next five years is estimated to be $7,280 in 2002; $6,686 in 2003 and 2004; $6,596 in 2005 and $4,519 in 2006.

Note 9. Accounting Pronouncements:

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles," which establish accounting and reporting standards for business combinations and certain assets and liabilities acquired in business combinations.

SFAS No. 141 requires that all business combinations be accounted for under the purchase method, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. Use of the pooling-of-interests method for business combinations is no longer permitted. The adoption of SFAS No. 141 did not have a material effect on the Company's financial statements. The effect of SFAS No. 142 is described in Note 8.

In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets" which addresses the accounting and reporting for the impairment and disposal of long-lived assets and supercedes SFAS No. 121 while retaining SFAS No. 121's fundamental provisions for the recognition and measurement of impairments. SFAS No. 144 removes goodwill from its scope, provides for a probability-weighted cash flow estimation approach for analyzing situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration and broadens that presentation of discontinued operations to include a component of an entity. The adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on the Company's financial statements; however, the revenues and expenses relating to an asset held for sale or sold will be presented as a discontinued operation for all periods presented. The provisions of SFAS No. 144 are effective for disposal activities initiated by the Company's commitment to a plan of disposition after the date it is initially applied (January 1, 2002).

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Early adoption is permitted. Upon adoption, the Company will no longer classify gains and losses for the extinguishment of debt as extraordinary items and will adjust comparative periods presented.

                              W. P. CAREY & CO. LLC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
           (Dollars in thousands, except share and per share amounts)


Note 10. Property in Los Angeles, California:

In 1999, subsequent to the termination of a lease, the Company began to consider alternatives for redeveloping and redirecting the use of its property in Los Angeles, California for use by a different type of lessee that would allow the Company to create additional value with respect to the property. While considering various alternatives, the Company was approached by the Los Angeles Unified School District ("LAUSD"), which was interested in acquiring the property, on which it would construct a complete working public high school. In January 2002, the Company entered into a purchase and sales agreement with the LAUSD for $24,000. The sale is subject to completion of LAUSD's conducting certain due diligence, environmental approvals and the approval of the LAUSD Board of Education. If the sale has not been completed by June 30, 2002, the LAUSD has the right to extend the commitment by paying monthly extension fees. LAUSD may also exercise a legal right to acquire the property through condemnation proceedings.

To expedite the LAUSD's pre-development process, the Company and the LAUSD entered into various agreements for the Company to provide and monitor professional, environmental and management services in connection with the anticipated development of the property. Under the agreements, which collectively run through May 31, 2002 the Company is receiving monthly management and administrative fees. In addition, under the agreements, the LAUSD has agreed to reimburse the Company for costs that were incurred in the redevelopment of the property prior to entering into the purchase and sales agreement. Such reimbursements are being applied to the carrying value of the property. In April 2002, the Company received $2,245 in fees and reimbursements. Fees for services performed to date have not been recorded as revenue as the fees associated with the services are subject to certain contingencies and will only be recorded as fees after the contingencies are resolved. The carrying value of the property of $14,124 is included in assets held for sale in the accompanying condensed consolidated financial statements as of March 31, 2002.

The Company and the LAUSD are currently negotiating a development agreement under which the Company would be engaged to oversee the construction of the high school. The Company would receive certain fees in accordance with the agreement. Under the proposed agreement, the Company would receive a stated development fee and be eligible for incentive fees if certain cost savings and target dates for completion are met. There is no assurance that the Company and the LAUSD will enter into the development agreement even if the sale of the property is completed.

                              W. P. CAREY & CO. LLC


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               (In thousands, except share and per share amounts)

The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto as of March 31, 2002 of W.
P. Carey & Co. LLC and its subsidiaries ("WPC") included in this quarterly report and WPC's Annual Report on Form 10-K for the year ended December 31, 2001. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of WPC to be materially different from the results of operations or plans expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by WPC that the results or conditions described in such statements or the objectives and plans of WPC will be achieved. Item 1 of the Annual Report on Form 10K for the year ended December 31, 2001 provides a description of WPC's business objectives, strategies and risk factors which could affect future operating results.

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

WPC also uses estimates and judgments when evaluating whether long-lived assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, Management performs projections of undiscounted cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires Management to make its best estimate of market rents and residual values. In its evaluations, WPC obtains market information from outside sources; however, such information requires Management to determine whether the information received is appropriate to the circumstances. Because most of WPC's properties are leased to one tenant, WPC is more likely to incur significant writedowns when circumstances change because of the possibility that a property will be vacated in its entirety and, therefore, it is different than the risks related to leasing and managing multi-tenant properties. Events or changes in circumstances can result in further noncash writedowns and impact the gain or loss ultimately realized upon sale of the assets.

In connection with the net lease real estate asset management business, WPC earns transaction and asset-based fees. Transaction fees are primarily earned in connection with investment banking services provided in connection with structuring acquisitions, refinancing and dispositions on behalf of the affiliated real estate investment trusts. Transaction fees are earned upon consummation of a transaction, that is, when a purchase has been completed by the affiliate. Completion of a transaction includes determining that the purchaser and seller are bound by a contract and all substantive conditions of closing have been performed. When these conditions are met, acquisition-based services have been completed and the fees are recognized.

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

WPC acquired the business operations of Carey Management in 2000, and accounted for the acquisition as a purchase. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. Commencing in 2002,WPC tests goodwill for impairment at least annually using a two-step process. To identify any impairments, WPC first compares the estimated fair value of the reporting unit (management services segment) with

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

               (In thousands, except share and per share amounts)

its carrying amount, including goodwill. WPC calculates the estimated fair value of the management services segment by applying a multiple, based on comparable companies, to earnings. If the fair value of he management services segment exceeds its carrying amount, goodwill is considered not impaired. If the carrying amount of the management services unit exceeds its estimated fair value, then the second step is performed to measure the amount of impairment loss.

For the second step, WPC would compare the implied fair value of the goodwill with its carrying amount and record an impairment charge for the excess of the carrying amount over the fair value. The implied fair value of the goodwill is determined by allocating the estimated fair value of the management services segment to its assets and liabilities. The excess of the estimated fair value of the management services segment over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. In connection with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangibles" on January 1, 2002, WPC performed its annual test for impairment of its management services segment, the reportable unit of measurement, and concluded that the goodwill is not impaired.

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

RESULTS OF OPERATIONS:

WPC is engaged in two reportable operating segments, real estate operations and management services, primarily as the Advisor to four affiliated real estate investment trusts (the "CPA(R) REITs"). WPC reported net income of $13,729 and $12,639 for the three-month periods ended March 31, 2002 and 2001, respectively. The results are not fully comparable due to the adoption of Statement of Financial Accounting Standard ("SFAS") No. 142 "Goodwill and Other Intangibles" in 2002. SFAS No. 142 discontinued the amortization of goodwill and indefinite-lived intangible assets and is not retroactively applicable to 2001.
Note 8 in the accompanying condensed consolidated financial statements shows the impact of the adoption of SFAS No. 142 on net income for the comparable periods.

The increase in net income for the comparable three-month period was primarily due to an increase in management income received from affiliates and, to a lesser extent, a decrease in interest and amortization expenses and an increase in gain on sale of real estate and equity investments. These were partially offset by an increase in the provision for income taxes, decreases in other income and income from equity investments and increases in property and general and administrative expenses.

Net operating income for real estate operations (income before gains and losses, income taxes, minority interest, and extraordinary items) decreased to $10,498 from $12,986 for the three-month periods ended March 31, 2002 and 2001, respectively. The decrease in income for the comparable three-month period was primarily due to a decrease in other income. Operating income also decreased due to a decrease in income from equity investments and property expenses. This was partially offset by a decrease in interest expense.

Other income primarily consists of non-rent related revenues from real estate operations including, but not limited to, settlements of claims against former lessees and lease termination payments. WPC receives settlements in the ordinary course of business; however, the timing and amount of such settlements cannot always be estimated. During the three-month period ended March 31, 2001, WPC received a settlement of approximately $2,500 from New Valley Corporation in the final settlement of a claim relating to termination of a lease in 1993 for WPC's property in Moorestown, New Jersey.

The decrease in income from equity investments is primarily due to WPC's equity investment in the operating partnership of MeriStar Hospitality Corporation as a result of a decrease in MeriStar's earnings. MeriStar is a real

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

               (In thousands, except share and per share amounts)

estate investment trust that owns 112 hotel properties throughout the United States and Canada. MeriStar has been affected by the decline in travel, including business travel, as a result of the after effects of September 11, 2001 and the current economic downturn. MeriStar's management anticipates that its results will gradually improve in 2002. WPC recognized a loss of $327 on the MeriStar equity investment in the three-month period ended March 31, 2002 as compared with income of $866 from its investment in MeriStar in the three-month period ended March 31, 2001.

The decrease in interest expense was primarily attributable to lower average outstanding balances on WPC's $185,000 credit facility and a decrease in interest rates during the comparable three-month periods. WPC's credit facility is indexed to the London Inter-Bank Offered Rate ("LIBOR") and the LIBOR benchmark rate has declined substantially since March 31, 2001. The average outstanding balance on the credit facility decreased by $17,000 for the comparable periods and the average interest rate decreased to 3.14% from 6.99%. The increase in property expenses was due to an increase in real estate taxes and an increase in the provision for uncollected rents. The increase in real estate taxes was due to absorbing the property costs at properties that had been leased to Red Bank Distribution, Inc. and Thermadyne Holdings Corp.

Lease revenues (rental income and interest income from direct financing leases) decreased by $136 for the comparable three-month periods ending March 31, 2002 and 2001, and are expected to remain relatively stable for the remainder of 2002.

In December 2001, Thermadyne filed a petition of bankruptcy and subsequently vacated the property in February 2002. Annual rents from Thermadyne were $2,525. WPC has entered into an agreement-in-principle to re-lease a portion of the space for approximately $817 to a tenant that currently occupies the space on a month-to-month basis. WPC is also actively remarketing the remaining space.

In November 2001, WPC evicted Red Bank and entered into an agreement-in-principle that effectively terminated the net lease because of Red Bank's inability to meet its annual rent lease obligation of $1,579. WPC has assumed control of the property and is managing a public warehousing operation that occupies a portion of the building. The property has approximately 46 short-term tenants who collectively generate approximately $130 in monthly rents and expense reimbursements. Management is evaluating several alternatives including continuing to manage the operation, engaging a manager to operate the property, seeking a single-tenant net lease or selling the property.

WPC is closely monitoring the financial condition of several lessees which it believes have been affected by current economic conditions and other trends. Such lessees include America West Holding Corp. and Livho, Inc., which together represent 6% of lease revenues. America West, an air carrier, has obtained government financing subsequent to September 11, 2001 and its financial prospects are uncertain. Livho, the lessee of a Holiday Inn in Livonia, Michigan, is affected by the cyclical nature of the automotive industry. The financial condition of another lessee, Peerless Chain Company, has been adversely affected by foreign competition, and it has not kept current on its annual rent of $1,561. Peerless is currently paying only a portion of its rents and has entered into discussions with WPC to restructure the lease, but WPC has made no commitment. WPC has fully reserved for Peerless' unpaid rents.

In January 2002, The Gap, Inc. notified WPC that it would not renew its leases which expire in February 2003 and contribute annual rent of $2,205. In addition, Pillowtex, Inc. notified WPC in February 2002 that under its plan of reorganization it would terminate its lease with annual rents of $691, and vacated WPC's property in Salisbury, North Carolina in April. Both the Gap and Pillowtex properties are warehouse/distribution properties and are being actively remarketed. In February 2002, Lockheed Martin Corporation notified WPC that they were requesting a six-month extension of their lease term, through February 2003. The lease expiration date was originally scheduled for September 1, 2002. Lease revenues for the six-month extension period will total $262.

Annual rents have decreased by $458 as a result of selling three properties during the three-month period ended March 31, 2002. In addition, as of March 31, 2002, three properties with annual lease revenues of $184 are classified as held for sale in the accompanying condensed consolidated financial statements, based on either a

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

               (In thousands, except share and per share amounts)

contractual commitment to sell the properties or the expectation that the properties will be sold within the next year. In April 2002, one of the properties was sold.

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

In January 2002, WPC entered into a purchase and sales agreement with the Los Angeles Unified School District ("LAUSD") for $24,000. The LAUSD wishes to acquire the property for the purpose of constructing a complete working public high school on the property. The sale is subject to completion of LAUSD's conducting certain due diligence, environmental approvals and the approval of the LAUSD Board of Education. If the sale has not been completed by June 30, 2002, the LAUSD will be required to pay monthly extension fees at an increasing rate. The LAUSD may also elect to exercise its right of condemnation to acquire the property.

Net operating income from WPC's management services operations for the three-month period ended March 31, 2002 was $4,805 as compared with a loss of $619 for the comparable three-month period ended March 31, 2001, an increase of $5,424. Results include noncash charges for amortization of intangible assets of $1,826 in 2002 and amortization of goodwill and intangible assets of $3,163 in 2001, respectively. Effective January 1, 2002, WPC no longer amortizes goodwill as the result of applying a new accounting pronouncement. Excluding the charges for amortization, operating income from management services would have been $6,631 and $2,544, respectively, for the three-month periods ended March 31, 2002 and 2001.

Total revenues earned by the management services operations for the three-month periods ended March 31, 2002 and 2001 were $13,513 and $7,642, respectively. Management fee revenues were comprised of transaction fees of $5,751 and $2,189, respectively, and asset-based fees and reimbursements of $7,734 and $5,354, respectively, for the three-month periods ended March 31, 2002 and 2001. Transaction fees included fees from structuring acquisition and refinancing transactions on behalf of the CPA(R) REIT's. WPC and affiliates structured approximately $117,000 of acquisitions for the three-month period ended March 31, 2002, which included one acquisition for a CPA(R) REIT of more than $75,000. WPC structured total acquisitions of $41,000 for the three-month period ended March 31, 2001.

As of April 30, 2002, Corporate Property Associates 14 Incorporated ("CPA(R):14"), which concluded a public offering in November 2001, had approximately $95,182 of cash available for investment in real estate. Additionally, a new CPA(R) REIT, Corporate Property Associates 15 Incorporated ("CPA(R):15"), is conducting a "best efforts" public offering and as of April 30, 2002 had raised more than $100,000 which it will use along with limited recourse mortgage financing to invest in real estate. Management believes that the CPA(R) REITs will benefit from several trends including the increasing use of sale-leaseback transactions by corporations as an alternative source of financing and individual investors seeking dividend-paying investments. Management believes that CPA(R):15 has the potential to fully subscribe its $400,000 "best efforts" offering. CPA(R):15 has entered into sales agreements with two additional major broker-dealers. One of the broker-dealers, UBS Paine Webber, is scheduled to start selling CPA(R):15 shares in May 2002.

The asset-based management income includes fees based on the value of CPA(R) REIT real estate assets under management. A portion of the CPA(R) REIT management fees is based on each CPA(R) REIT meeting specific performance criteria (the "performance fee") and WPC earns this performance fee income only when the performance criteria of each CPA(R) REIT are being achieved. Total asset based fees for the three-month periods ended March 31, 2002 and 2001 were $5,458 and $3,642, respectively. CPA(R):14 achieved its performance criterion in 2001 subsequent to the first quarter. The CPA(R):14 performance fee earned during the three-month period ended March 31, 2002 was $1,208. The CPA(R):14 portfolio has grown substantially over the past twelve months. Had CPA(R):14's performance criterion been achieved in the prior-year's three-month period, WPC would have recognized

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

               (In thousands, except share and per share amounts)

performance fees of $653. As the real estate asset base of CPA(R):14 continues to increase and CPA(R):15 builds a diversified portfolio, the management and performance fees are expected to continue to increase.

In April 2002, the shareholders of Corporate Property Associates 10 Incorporated ("CPA(R):10") and Carey Institutional Properties Incorporated ("CIP(R)") both CPA(R) REITs, approved a merger agreement providing for the merger of CPA(R):10 into CIP(R). The merger, which was effective on May 1, 2002, will not result in a change in assets under management, so that the asset-based fees earned by WPC should be unchanged. As a result of the merger, WPC will receive fees which had been deferred subject to subordination provisions in the CPA(R):10 Advisory Agreement.

The increase in general and administrative costs was primarily a result of an increase from personnel-related costs. The portion of personnel costs necessary to administer the CPA(R) REITs is billed back to the REITs and is included in management income. Such income increased by $564 from $1,711 to $2,275 for the comparative three-month periods. The increase in personnel-related costs included an increase of $257 from noncash charges relating to restricted shares and options from WPC's share incentive plans.

Income tax expense for management services for the three-month period ended March 31, 2002 increased by $2,662 over the three-month period ended March 31, 2001. Income tax expense increased because approximately 75% of management revenues are earned by a taxable, wholly-owned subsidiary.

WPC is negotiating with the LAUSD to enter into a development agreement. If an agreement is reached, WPC would oversee the construction of a school building at the property. Although there is no assurance that an agreement will be reached, it would provide WPC with the opportunity to expand its sources of management services revenues and leverage its asset management expertise.

FINANCIAL CONDITION:

There has been no material change in WPC's financial condition since December 31, 2001. Management believes that WPC will generate sufficient cash from operations and, if necessary, from the proceeds of limited recourse mortgage loans, unsecured indebtedness and the issuance of additional equity securities to meet its short-term and long-term liquidity needs. WPC assesses its ability to obtain debt financing on an ongoing basis.

Cash flows from operations and distributions from equity investments for the three-month period ended March 31, 2002 of $19,676 were sufficient to fund dividends to shareholders of $14,830. Cash flows from operations are expected to increase as a result of the expected growth of the management business segment. Annual cash flow from operations should continue to fully fund distributions; however, the coverage of distributions will fluctuate on a quarterly basis due to the timing of certain compensation costs that are paid in the second quarter and the timing of transaction-related activity. In January 2002, WPC received its first installment of deferred acquisition fees of $916 in connection with structuring transactions on behalf of the CPA(R) REITs.

Investing activities included using $1,569 for purchases of real estate and additional capital expenditures, including $1,101 related to the redevelopments of the former Copeland Beverage Group property in Los Angeles and a property in Broomfield, Colorado, $413 for the final funding of the commitment at the AT&T property, which was completed in November 2001 and $55 to fund other improvements. WPC also received $9,026 in connection with the sales of properties and investments. WPC received proceeds of $9,366 from funds that were being held in an escrow account from the July 2001 sale of its property in Arkansas leased to Duff-Norton Company, Inc. WPC had placed the proceeds from the sale in an escrow account for the purpose of entering into a Section 1031 noncash exchange, which, under the Internal Revenue Code, would allow WPC to acquire like-kind property, and defer a taxable gain until the new property is sold, if certain conditions were met. The funds were transferred to WPC in January 2002 as the proposed exchange was not completed. Management continues to evaluate the real estate portfolio and is actively evaluating opportunities to sell smaller properties, as such properties require more intensive asset-management services than larger single-tenant net lease properties. In January 2002, WPC paid an installment of deferred acquisition fees for $524 relating to 1998 and 1999 property acquisitions to WPC's former management

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

               (In thousands, except share and per share amounts)

company. Deferred acquisition fees are payable over a period of no less than eight years. The remaining obligation is $2,758.

In addition to meeting its commitment to pay dividends to shareholders, WPC's financing activities for the three-month period ended March 31, 2002 included paying down its outstanding balance of its credit facility by $14,000, and making scheduled principal payment installments of $1,920 on existing mortgages. WPC uses limited recourse mortgages as a substantial portion of its long-term financing because the cost of this financing is attractive and the exposure of its assets is limited to the collateral designated for each loan.

WPC received proceeds of $2,223 from the issuance of shares primarily through WPC's dividend reinvestment plan, stock purchase plan, and the exercise of options by employees. WPC issued additional shares pursuant to its merger agreement for the management services operations (500,000 shares valued at $10,440 were issued during the three-month period ended March 31, 2002 based on meeting performance criteria as of December 31, 2001). In addition, in connection with the acquisition of the majority interests in the CPA(R) partnerships on January 1, 1998 a CPA(R) partnership had not yet achieved the specified cumulative return as of the acquisition date. The subordinated preferred return was payable currently only if WPC achieved a closing price equal to or in excess of $23.11 for five consecutive trading days. On December 31, 2001, the closing price criterion was met, and the $1,423 subordinated preferred return was paid in January of 2002.

In March 2001, WPC entered into a revolving credit agreement for a $185,000 line of credit which renewed and extended its original revolving unsecured line of credit. The credit agreement has a three-year term through March 2004. WPC has a one-time right to increase the commitment to up to $225,000. Borrowings on the credit facility were $81,000 as of March 31, 2002. As of May 10, 2002, the borrowing had increased to $102,000. Of this increase, $12,953 is being used to pay off $12,580 of outstanding mortgages debt on the Alpena and Petoskey properties. Other properties were contributed as additional collateral for the Alpena and Petoskey loans. When the loans are retired, WPC will have greater flexibility in its ability to manage the properties. The payoff of the mortgages will reduce annual debt service by $1,600. The revolving credit agreement has financial covenants that require WPC to maintain a minimum equity value and to meet or exceed certain operating and coverage ratios. As advances on the credit facility are not restricted, WPC believes that the remaining capacity on the credit line will allow the Company to meet all its liquidity needs on a short-term basis and that renewing the facility after the current term is likely.

WPC expects to meet its capital requirements to fund future property acquisitions, construction costs on build-to-suit transactions, capital expenditures on existing properties, scheduled debt maturities through long-term limited recourse mortgages and unsecured indebtedness and the possible issuance of additional equity securities. Commitments for capital expenditures on the Livonia, Alpena and Petoskey, Michigan hotels are currently estimated to be approximately $728. Other than its limited mortgage debt and the credit line, WPC has no other significant commitments. WPC has guaranteed $8,355 loans made to officers which are collateralized by shares of WPC owned by the officers and held by WPC. These shares were issued in connection with equity incentive plans and the acquisition of the management operations.

A summary of WPC's obligations under contractual arrangements is as follows:

(in thousands)                           Total         2002          2003          2004          2005          2006       Thereafter
                                         -----         ----          ----          ----          ----          ----       ----------
Obligations:
   Limited recourse mortgage notes
     payable                           $195,981      $  6,426      $ 11,204      $ 28,414      $  9,428      $ 27,088      $113,421
   Unsecured note payable                81,000                      81,000
   Deferred acquisition fees              2,758            --           524           524           524           524           662
Commitments:
   Share of minimum rents payable
     under office cost-sharing
     agreement                            2,147           332           484           484           484           363            --
                                       --------      --------      --------      --------      --------      --------      --------
                                       $281,886      $  6,758      $ 93,212      $ 29,422      $ 10,436      $ 27,975      $114,083
                                       ========      ========      ========      ========      ========      ========      ========

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

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles," which establish accounting and reporting standards for business combinations, certain assets and liabilities acquired in business combinations and asset acquisitions.

SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. Use of the pooling-of-interests method for business combinations is no longer permitted. The adoption of SFAS No. 141 did not have a material effect on WPC's financial statements.

SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and the accounting for asset acquisitions. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets will no longer be amortized but will be tested for impairment at least annually. Intangible assets acquired and liabilities assumed in business combinations will only be amortized if such assets or liabilities are capable of being separated or divided and sold, transferred, licensed, rented or exchanged or arise from contractual or legal rights (including leases), and will be amortized over their useful lives. In connection with the adoption of SFAS No. 142 on January 1, 2002, WPC performed its annual test for impairment of its management services segment, the reportable unit for measurement, and concluded that the carrying value of goodwill is not impaired.

With the acquisition of real estate management operations in 2000, WPC allocated a portion of the purchase price to goodwill and other identifiable intangible assets. In adopting SFAS No. 142, WPC discontinued amortization of existing goodwill and certain intangible assets. During the year ended December 31, 2001, WPC recorded annual amortization charges of $4,597 which beginning January 1, 2002 were no longer expensed under SFAS No. 142.

In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets" which addresses the accounting and reporting for the impairment and disposal of long-lived assets and supercedes SFAS No. 121 while retaining SFAS No. 121's fundamental provisions for the recognition and measurement of impairments. SFAS No. 144 removes goodwill from its scope, provides for a probability-weighted cash flow estimation approach for analyzing situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration and broadens that presentation of discontinued operations to include a component of an entity. The adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on WPC's financial statements; however, the revenues and expenses relating to an asset held for sale or sold must be presented as a discontinued operation for all periods presented. The provisions of SFAS No.144 are effective for disposal activities initiated by WPC's commitment to a plan of disposition after the date of adoption (January 1, 2002).

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Early adoption is permitted. Upon adoption, WPC will no longer classify gains and losses for the extinguishment of debt as extraordinary items and will adjust comparative periods presented.

                              W. P. CAREY & CO. LLC


                                     PART II

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

$161,513 of WPC's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of March 31, 2002 ranged from 3.025% to 6.44%. The interest on the fixed rate debt as of March 31, 2002 ranged from 6.85% to 10%.

Advances from the line of credit bear interest at an annual rate of either (i) the one, two, three or six-month LIBOR, plus a spread which ranges from 0.6% to 1.45% depending on leverage or corporate credit rating or (ii) the greater of the bank's Prime Rate and the Federal Funds Effective Rate, plus .50%, plus a spread of up to .125% depending on WPC's leverage.

(In thousands)

                          2002          2003          2004          2005          2006       Thereafter      Total     Fair Value
                          ----          ----          ----          ----          ----       ----------      -----     ----------
Fixed rate debt        $  5,612      $ 10,081      $ 27,041      $  8,023      $ 25,504      $ 85,252      $161,513     $159,896
Weighted average
    interest rate          7.83%         7.86%         8.06%         7.71%         7.44%         7.67%
Variable rate debt     $    814      $  1,123      $ 82,373      $  1,405      $  1,584      $ 28,169      $115,468     $115,468



Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended March 31, 2002, no matters were submitted to a vote of Security Holders.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         None

(b)      Reports on Form 8-K:

         During the quarter ended March 31, 2002 the Company was not required to file any reports on Form 8-K.

W. P. CAREY & CO. LLC




                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            W. P. CAREY & CO. LLC




         5/13/02                       By:  /s/ John J. Park
         -------                            ----------------------------------
          Date                                  John J. Park
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)

         5/13/02                       By:  /s/ Claude Fernandez
         -------                            ----------------------------------
          Date                                  Claude Fernandez
                                                Executive Vice President -
                                                Financial Operations
                                                (Principal Accounting Officer)