Form 10-Q
period 2002-06-30
CAREY W P & CO LLC
filed 2002-08-14
CIK 1025378

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  For the quarterly period ended JUNE 30, 2002

                                       of

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

         W. P. Carey & Co. LLC has 36,155,050 Listed Shares, no par value outstanding at August 13, 2002.

                              W. P. CAREY & CO. LLC

                                      INDEX

                                                                        Page No.

PART I

Item 1. - Financial Information*

           Condensed Consolidated Balance Sheets as of June 30, 2002
           and December 31, 2001                                               2

           Condensed Consolidated Statements of Income for the

           three and six months ended June 30, 2002 and 2001                 3-4

           Condensed Consolidated Statements of Comprehensive Income

           for the three and six months ended June 30, 2002 and 2001           4

           Condensed Consolidated Statements of Cash Flows for the

           six months ended June 30, 2002 and 2001                           5-6

           Notes to Condensed Consolidated Financial Statements             7-15


Item 2. - Management's Discussion and Analysis of Financial

           Condition and Results of Operations                             16-24

Item 3. -  Quantitative and Qualitative Disclosures About
           Market Risk                                                        25


PART II - Other Information

Item 4. -  Submission of Matters to a Vote of Security Holders                26

Item 6. -  Exhibits and Reports on Form 8-K                                   26

Signatures                                                                    27



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

                              W.P. CAREY & CO. LLC

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)

                                                                            June 30, 2002     December 31, 2001
                                                                              (Unaudited)           (Note)
                      ASSETS:

Real estate leased to others:
    Real estate leased to others under the operating method,
        net of accumulated depreciation of
        $37,824 and $32,401 at June 30, 2002 and December 31, 2001             $ 444,005         $ 426,842
    Net investment in direct financing leases                                    213,144           258,041
                                                                               ---------         ---------
         Real estate leased to others                                            657,149           684,883
Operating real estate, net of accumulated depreciation of $2,341 and $2,076 at June 30, 2002 and
     December 31, 2001                                                             5,936             5,990
Real estate under construction and redevelopment                                   2,863             2,797
Equity investments                                                                55,725            50,629
Assets held for sale                                                              25,688            23,693
Cash and cash equivalents                                                         12,906             8,870
Due from affiliates                                                               22,774            18,789
Goodwill                                                                          40,964            40,964
Intangible assets, net of accumulated amortization                                48,194            51,846
Other assets                                                                      18,870            27,422
                                                                               ---------         ---------
               Total assets                                                    $ 891,069         $ 915,883
                                                                               =========         =========
            LIABILITIES, MINORITY INTEREST AND
                 MEMBERS' EQUITY:

Liabilities:
Mortgage notes payable                                                         $ 172,970         $ 200,515
Mortgage notes payable on properties held for sale                                10,751                --
Notes payable                                                                     69,000            95,000
Accrued interest                                                                   1,893             1,312
Dividends payable                                                                 15,347            14,836
Due to affiliates                                                                  4,581            16,790
Accrued income taxes                                                               3,633             3,020
Deferred income taxes                                                             11,266             6,608
Other liabilities                                                                 13,666            17,343
                                                                               ---------         ---------
               Total liabilities                                                 303,107           355,424
                                                                               ---------         ---------
Minority interest                                                                    882               794
                                                                               ---------         ---------
Commitments and contingencies

Members' equity:
Listed shares, no par value; 35,773,533 and 34,742,436
     shares issued and outstanding at June 30,
     2002 and December 31, 2001                                                  687,076           664,751
Dividends in excess of accumulated earnings                                      (90,340)          (97,200)
Unearned compensation                                                             (7,097)           (4,454)
Accumulated other comprehensive loss                                              (2,559)           (3,432)
                                                                               ---------         ---------
       Total members' equity                                                     587,080           559,665
                                                                               ---------         ---------
       Total liabilities, minority interest and members' equity                $ 891,069         $ 915,883
                                                                               =========         =========


         The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date.

                              W.P. CAREY & CO. LLC

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               (In thousands, except per share and share amounts)

                                                                      Three Months Ended June 30,      Six Months Ended June 30,
                                                                      ---------------------------      -------------------------
                                                                          2002          2001              2002           2001
                                                                          ----          ----              ----           ----
Revenues:
  Management income from affiliates                                    $ 18,598       $ 13,505         $ 32,083       $ 21,048
  Rental income                                                          12,612         11,666           25,377         23,422
  Interest income from direct financing leases                            6,144          7,563           12,563         15,149
  Other income                                                            2,318            502            2,633          3,213
  Other interest income                                                     491            292            1,026            535
  Revenue from other business operations                                  1,427          1,447            2,718          2,832
                                                                       --------       --------         --------       --------
                                                                         41,590         34,975           76,400         66,199
                                                                       --------       --------         --------       --------
Expenses:
  Interest                                                                4,441          5,119            8,869         10,860
  Depreciation                                                            2,870          2,659            5,590          5,258
  Amortization                                                            2,310          3,467            4,620          6,929
  General and administrative                                              9,339          6,648           16,714         12,886
  Property expenses                                                       1,148          2,745            3,189          4,020
  Impairment loss on real estate                                          3,800             --            3,800             --
  Operating expenses from other business operations                       1,182          1,109            2,351          2,303
                                                                       --------       --------         --------       --------
                                                                         25,090         21,747           45,133         42,256
                                                                       --------       --------         --------       --------
    Income from continuing operations before minority interest,
       equity investments, gain on sale and income taxes                 16,500         13,228           31,267         23,943

Minority interest in loss                                                    29             18               44             62
Income from equity investments                                              442            778              629          2,230
                                                                       --------       --------         --------       --------
    Income from continuing operations before
     gain on sale and income taxes                                       16,971         14,024           31,940         26,235

Gain on sales of real estate and investments                             11,180            224           12,423            441
                                                                       --------       --------         --------       --------
    Income from continuing operations before income taxes                28,151         14,248           44,363         26,676

Provision for income taxes                                               (4,422)        (2,905)          (7,316)        (3,085)
                                                                       --------       --------         --------       --------
    Income from continuing operations                                    23,729         11,343           37,047         23,591

Discontinued operations:
    Income from operations of discontinued properties                       384            409              795            800
    Impairment loss on properties held for sale                            (521)            --             (521)            --
                                                                       --------       --------         --------       --------
    Net income                                                         $ 23,592       $ 11,752         $ 37,321       $ 24,391
                                                                       ========       ========         ========       ========


                                  -Continued-

                              W.P. CAREY & CO. LLC

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               (In thousands, except per share and share amounts)
                                   (continued)

                                              Three Months Ended June 30,      Six Months Ended June 30,
                                              ---------------------------      -------------------------
                                                  2002            2001            2002            2001
                                                  ----            ----            ----            ----
Basic earnings per share:
    Income from continuing operations        $       .66     $       .33     $      1.04     $       .69
    Discontinued operations                           --             .01             .01             .02
                                             -----------     -----------     -----------     -----------
         Net income                          $       .66     $       .34     $      1.05     $       .71
                                             ===========     ===========     ===========     ===========
Diluted earnings per share:
    Income from continuing operations        $       .65     $       .33     $      1.03     $       .68
    Discontinued operations                           --             .01             .01             .02
                                             -----------     -----------     -----------     -----------
         Net income                          $       .65     $       .34     $      1.04     $       .70
                                             ===========     ===========     ===========     ===========
Weighted average shares outstanding:
         Basic                                35,588,117      34,402,356      35,440,294      34,336,036
                                             ===========     ===========     ===========     ===========
         Diluted                              36,142,003      34,719,525      36,043,107      34,652,212
                                             ===========     ===========     ===========     ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                      CONDENSED CONSOLIDATED STATEMENTS OF
                        COMPREHENSIVE INCOME (UNAUDITED)
                                 (In thousands)

                                                               Three Months Ended June 30,       Six Months Ended June 30,
                                                               ---------------------------       -------------------------
                                                                  2002             2001            2002             2001
                                                                  ----             ----            ----             ----
Net income:                                                     $23,592          $11,752         $37,321         $24,391
                                                                -------          -------         -------         -------
Other comprehensive income (loss):
     Change in unrealized gain on marketable securities             (12)              10             (15)            135
     Foreign currency translation income (loss)                   1,055             (122)            888            (710)
                                                                -------          -------         -------         -------
         Other comprehensive income (loss)                        1,043             (112)            873            (575)
                                                                -------          -------         -------         -------
         Comprehensive income                                   $24,635          $11,640         $38,194         $23,816
                                                                =======          =======         =======         =======


The accompanying notes are an integral part of the condensed consolidated financial statements.

                              W. P. CAREY & CO. LLC

           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                       Six Months Ended June 30,
                                                                                       -------------------------
                                                                                         2002             2001
                                                                                         ----             ----
Cash flows from operating activities:
     Net income                                                                       $ 37,321         $ 24,391
     Adjustments to reconcile net income to net cash
         provided by continuing operating activities:
         Income from discontinued operations                                              (795)            (800)
         Depreciation and amortization                                                  10,621           12,571
         Non-cash settlement income                                                     (2,097)              --
         Gain on sale of real estate and equity investments, net                       (12,423)            (441)
         Minority interest in loss                                                         (44)             (62)
         Straight-line rent adjustments and other noncash rent adjustments                (336)            (744)
         Equity income in excess of distributions                                          (35)            (388)
         Management income received in shares of affiliates                             (6,675)          (6,751)
         Costs paid by issuance of shares                                                  119               70
         Writeoff of cumulative straight-line rent adjustment                               --            1,321
         Impairment losses on real estate and properties held for sale                   4,321               --
         Amortization of unearned compensation                                           1,465              958
         Structuring fees receivable                                                    (4,800)          (2,303)
         Deferred acquisition fees received                                                916               --
         Net change in other operating assets and liabilities                            1,376           (4,598)
                                                                                      --------         --------
         Net cash provided by continuing operations                                     28,934           23,224
         Net cash provided by discontinued operations                                      853              828
                                                                                      --------         --------
               Net cash provided by operating activities                                29,787           24,052
                                                                                      --------         --------
Cash flows from investing activities
     Distributions received from equity investments in excess of equity income           1,614              689
     Proceeds from sale of property and investments                                     34,540            7,522
     Release of funds from escrow in connection with the sale of a property              9,366               --
     Purchases of real estate and equity investments                                      (504)          (8,591)
     Additional capital expenditures                                                      (538)          (1,469)
     Payment of deferred acquisition fees                                                 (524)            (520)
                                                                                      --------         --------
               Net cash provided by (used in) investing activities                      43,954           (2,369)
                                                                                      --------         --------
Cash flows from financing activities:

     Dividends paid                                                                    (29,949)         (28,680)
     Contributions from minority interest                                                   --              162
     Proceeds from issuance of shares, net                                               6,505            1,836
     Payments of mortgage principal                                                     (4,296)          (3,845)
     Prepayments of mortgage principal and notes payable                               (73,564)         (34,641)
     Proceeds from mortgages payable and note payable                                   33,000           44,459
     Payment of accrued preferred distributions                                         (1,423)              --
     Payment of financing costs                                                             (7)          (1,595)
     Purchases of treasury stock                                                            --             (325)
                                                                                      --------         --------
               Net cash used in financing activities                                   (69,734)         (22,629)
                                                                                      --------         --------
Effect of exchange rate changes on cash                                                     29              (43)
                                                                                      --------         --------
               Net increase (decrease) in cash and cash equivalents                      4,036             (989)

Cash and cash equivalents, beginning of period                                           8,870           10,165
                                                                                      --------         --------
               Cash and cash equivalents, end of period                               $ 12,906         $  9,176
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

                              W. P. CAREY & CO. LLC

          CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED) -
                                   CONTINUED
                      (In thousands, except share amounts)

Noncash operating, investing and financing activities:

         A. In connection with the acquisition of Carey Management LLC in June 2000, the Company has an obligation to issue up to an additional 2,000,000 shares over four years, if specified performance criteria are achieved. The performance criteria for the years ended December 31, 2001 and 2000 were achieved, and as a result 500,000 shares were issued during each of the six-month periods ended June 30, 2002 and 2001. The cost attributable to such shares of $10,440 in 2002 and $8,145 in 2001 was included in goodwill in the accompanying condensed consolidated financial statements.

                  Effective January 1, 2001, the CPA(R) Partnerships became wholly-owned subsidiaries of the Company when 151,964 shares ($2,811) were issued in consideration for acquiring the remaining special partner interests.

         B. During each of the six-month periods ended June 30, 2002 and 2001, the Company issued restricted shares of $67 to affiliated parties, including directors, in consideration of services rendered. Restricted shares valued at $3,870 and $1,208, respectively, were issued to employees and recorded as unearned compensation during the six-month periods ended June 30, 2002 and 2001. Issued unvested restricted shares and options of $17 and $106, respectively, issued in prior periods were forfeited during the six-month periods ended June 30, 2002 and 2001. Included in compensation expense for the six-month periods ended June 30, 2002 and 2001 were $1,465 and $958, respectively, relating to restricted shares and options held by employees.

         C. In connection with the sale of a property during the six-month period ended June 30, 2001, the Company received a note receivable of $700 in partial consideration for the sale.

         D. During the six-month period ended June 30, 2001, the Company purchased an equity interest in an affiliate, W. P. Carey International LLC in consideration for issuing a promissory note of $1,000.


The accompanying notes are an integral part of the condensed consolidated financial statements.

                              W. P. CAREY & CO. LLC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           (dollars in thousands, except share and per share amounts)


Note 1:  Basis of Presentation:

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

As more fully described in Note 10, effective January 1, 2002, the Company no longer amortizes goodwill and indefinite-lived assets.

Certain prior period amounts have been reclassified to conform to current period financial statement presentation.

Note 2.  Earnings Per Share:

Basic and diluted earnings per common share for the Company for the three-month and six-month periods ended June 30, 2002 and 2001 were calculated as follows:

                                                                    Three Months Ended June 30,
                                                                    ---------------------------
                                                                       2002             2001
                                                                       ----             ----
Net income                                                        $    23,592        $    11,752
Weighted average shares - basic                                    35,588,117         34,402,356
Effect of dilutive securities:  Stock options and warrants            553,886            317,169
Weighted average shares - diluted                                  36,142,003         34,719,525
                                                                  ===========        ===========
Basic earnings per share:
     Income from continuing operations                            $       .66        $       .33
     Discontinued operations                                               --                .01
                                                                  -----------        -----------
            Net income                                            $       .66        $       .34
                                                                  ===========        ===========
Diluted earnings per share:
     Income from continuing operations                            $       .65        $       .33
     Discontinued operations                                               --                .01
                                                                  -----------        -----------
            Net income                                            $       .65        $       .34
                                                                  ===========        ===========

                                                                     Six Months Ended June 30,
                                                                     -------------------------
                                                                     2002                2001
                                                                     ----                ----
Net income                                                        $    37,321        $    24,391
Weighted average shares - basic                                    35,440,294         34,336,036
Effect of dilutive securities:  Stock options and warrants            602,813            316,176
                                                                  -----------        -----------
Weighted average shares - diluted                                  36,043,107         34,652,212
                                                                  ===========        ===========

Basic earnings per share:
     Income from continuing operations                            $      1.04        $       .69
     Discontinued operations                                              .01                .02
                                                                  -----------        -----------
            Net income                                            $      1.05        $       .71
                                                                  ===========        ===========

                              W. P. CAREY & CO. LLC

                                         Six Months Ended June 30,
                                         -------------------------
                                              2002       2001
                                              ----       ----
Diluted earnings per share:
     Income from continuing operations        $1.03      $.68
     Discontinued operations                    .01       .02
                                              -----      ----
            Net income                        $1.04      $.70
                                              =====      ====


Note 3. Transactions with Related Parties:

The Company earns fees as the Advisor to the following real estate investment trusts ("REITs"), Carey Institutional Properties Incorporated ("CIP(R)"), Corporate Property Associates 12 Incorporated ("CPA(R):12"), Corporate Property Associates 14 Incorporated ("CPA(R):14") and Corporate Property Associates 15 Incorporated ("CPA(R):15") (collectively, the "CPA(R) REITs"). Through April 30, 2002, the Company also earned fees as Advisor to Corporate Property Associates 10 Incorporated ("CPA(R):10"). Effective May 1, 2002, CPA(R):10 was merged into CIP(R). Under the advisory agreements with the CPA(R) REITs, the Company performs services related to the day-to-day management of the CPA(R) REITs and transaction-related services. In addition, the Company's broker-dealer subsidiary earns fees in connection with the "best efforts" public offering of CPA(R):15. The Company earns an asset management fee of -1/2 of 1% per annum of Average Invested Assets, as defined in the Agreements, for each CPA(R) REIT and, based upon certain performance criteria for each CPA(R) REIT, may be entitled to receive a performance fee of -1/2 of 1% of Average Invested Assets. The Company is reimbursed for the cost of personnel provided for the administration of the CPA(R) REITs.

For the three-month periods ended June 30 2002 and 2001, asset-based fees and reimbursements earned were $11,052 and $9,944, respectively, and transaction fees earned were $7,546 and $3,562, respectively, in connection with structuring and negotiating real estate acquisitions and mortgage financing for the CPA(R) REITs. For the six-month periods ended June 30, 2002 and 2001, asset-based fees and reimbursements earned were $18,786 and $15,297, respectively, and transaction fees earned were $13,297 and $5,751, respectively.

The Company had not recognized any performance fees under its Advisory Agreement with CPA(R):10 since the Company's management operations were acquired in June 2000. In April 2002, CPA(R):10 met its "preferred return" at which time the performance criterion was met and the Company earned a performance fee of $1,463, including $267 relating to 2002. In addition, the Company earned disposition fees of $248 from CPA(R):10, representing a percentage of sales proceeds from CPA(R):10 property sales for the period from June 28, 2000 through April 30, 2002, the date that CPA(R):10 and CIP(R) merged. The performance criteria for CPA(R):14 were satisfied for the first time during the three months ended June 30, 2001, resulting in the Company's recognition of $3,112 for the period December 1997 through March 2001.

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

Note 4.  Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues for the six-month periods ended June 30, 2002 and 2001 are as follows:

                                                                          2002        2001
                                                                          ----        ----
Per Statements of Income:
      Rental income                                                     $25,377     $23,422
      Interest income from direct financing leases                       12,563      15,149
Adjustment:
      Share of leasing revenues applicable to minority interests           (376)       (241)
      Share of leasing revenues from equity investments                   3,434       3,411
                                                                        -------     -------
                                                                        $40,998     $41,741
                                                                        =======     =======

                              W. P. CAREY & CO. LLC

For the six months ended June 30, 2002 and 2001, the Company earned its net leasing revenues (i.e., rental income and interest income from direct financing leases) from more than 90 lessees. A summary of net leasing revenues is as follows:

                                                                 2002         %          2001           %
                                                                 ----         -          ----           -
Dr Pepper Bottling Company of Texas                            $ 2,195         5%      $ 2,159          5%
Detroit Diesel Corporation                                       2,079         5         2,031          5
Gibson Greetings, Inc., a wholly-owned subsidiary
        of American Greetings, Inc.                              2,069         5         2,049          5
Federal Express Corporation (a)                                  1,429         3         1,286          3
Bouygues Telecom, S.A. (b)                                       1,412         3           461          1
Orbital Sciences Corporation                                     1,328         3         1,328          3
Livho, Inc.                                                      1,284         3         1,260          3
Quebecor Printing, Inc.                                          1,281         3         1,285          3
America West Holdings Corp.                                      1,269         3         1,269          3
AutoZone, Inc.                                                   1,169         3         1,239          3
The Gap, Inc.                                                    1,103         3         1,103          3
Sybron International Corporation                                 1,082         3         1,081          3
Checkfree Holdings Corporation Inc. (a)                          1,054         3         1,044          2
Lockheed Martin Corporation                                        978         2         1,159          3
Unisource Worldwide, Inc.                                          866         2           867          2
AP Parts International, Inc.                                       850         2           808          2
CSS Industries, Inc.                                               829         2           803          2
Peerless Chain Company                                             829         2           732          2
Information Resources, Inc. (a)                                    822         2           822          2
Sybron Dental Specialties Inc.                                     807         2           807          2
Brodart, Co.                                                       760         2           760          2
Red Bank Distribution, Inc.                                         --        --           790          2
Sprint Spectrum, L.P.                                              712         2           582          1
AT&T Corporation                                                   630         2           380          1
Eagle Hardware & Garden, Inc., a wholly-owned
        subsidiary of Lowe's Companies Inc.                        628         2           545          1
United States Postal Service                                       617         2           667          2
BellSouth Telecommunications, Inc.                                 612         1           612          1
Cendant Operations, Inc.                                           537         1           537          1
Anthony's Manufacturing Company, Inc.                              510         1           479          1
Other (b)                                                       11,257        28        12,796         31
                                                               -------       ---       -------        ---
                                                               $40,998       100%      $41,741        100%
                                                               =======       ===       =======        ===


(a) Represents the Company's proportionate share of lease revenue from its equity investment.

(b) Includes proportionate share of lease revenues from the Company's equity investments and net of proportionate share applicable to minority interest owners.

Note 5.  Equity Investments:

The Company owns 780,269 units of the operating partnership of MeriStar Hospitality Corporation ("MeriStar"), a publicly-traded real estate investment trust which primarily owns hotels, and which is being accounted for under the equity method. As of June 30, 2002, the Company's carrying value was $10,470. The Company has the right to convert its units in the operating partnership to shares of common stock in MeriStar at any time on a one-for-one basis.

MeriStar's financial statements for the three-month period ended March 31, 2002 reported total assets of $3,016,523 and shareholders' equity of $1,021,024. For the six-month period ended June 30, 2002, MeriStar reported revenues of $537,919 and a net loss of $6,970.

The Company owns equity interests in two limited partnerships and two limited liability companies that each own real estate net leased to a single tenant, with the remaining interests owned by affiliates. The Company also owns interests in four CPA(R) REITs and a 10% interest in W. P. Carey International LLC ("WPCI"), an investment banking firm which structures net lease transactions outside of the United States. The Company's interests in the CPA(R) REITs are

                              W. P. CAREY & CO. LLC

accounted for under the equity method due to the Company's ability to exercise significant influence as the Advisor to the CPA(R) REITs. The Company also exercises significant influence over WPCI. The CPA(R) REITs are publicly registered and file financial statements with the United States Securities and Exchange Commission. As of June 30, 2002, the Company owns 486,425 CIP(R) shares (including 16,890 shares received in exchange for 20,000 shares of CPA(R):10 in connection with the merger of CPA(R):10 and CIP(R)), 486,764 CPA(R):12 shares, 736,107 CPA(R):14 shares and 20,000 CPA(R):15 shares.

Combined financial information of the affiliated equity investees is summarized as follows:

                                                    June 30, 2002        December 31, 2001
                                                    -------------        -----------------
Assets (primarily real estate)                        $2,565,570          $1,794,229
Liabilities (primarily mortgage notes payable)         1,200,447             804,383
Partners' capital/Shareholders' equity                 1,365,123             989,846

                                                           Six Months Ended March 31,
                                                           --------------------------
                                                           2002                 2001
                                                           ----                 ----
Revenues (primarily rental revenue)                     $ 114,784           $ 107,916
Expenses (primarily interest and depreciation)            (77,548)            (65,038)
                                                        ---------           ---------
Net income                                              $  37,236           $  42,878
                                                        =========           =========

Note 6. Segment Reporting:

The Company operates in two business segments - management of affiliates and real estate operations. The two segments are summarized as follows:

Six Months ended June 3                                            Management      Real Estate     Other(1)    Total Company
-----------------------                                            ----------      -----------     --------    -------------
  Revenues:
          2002                                                       $32,083         $41,599       $2,718          $76,400
          2001                                                        21,048          42,319        2,832           66,199

Operating, interest, depreciation and amortization expenses
(excluding provision for income taxes):

          2002                                                       $19,496         $23,286       $2,351          $45,133
          2001                                                        15,945          24,008        2,303           42,256

  Income from equity investments:

          2002                                                          $151          $  478            -           $  629
          2001                                                           141           2,089            -            2,230

  Net operating income(2)(3)(4):
          2002                                                       $12,738         $18,791       $  367          $31,896
          2001                                                         5,244          20,400          529           26,173

  Long-lived assets:
          June 30, 2002                                              $67,007        $692,950       $5,936         $765,893
          December 31, 2001                                           64,286         721,895        5,990          792,171

  Total assets:
          June 30, 2002                                             $145,457        $738,997       $6,615         $891,069
          December 31, 2001                                          132,824         775,062        7,997          915,883

(1)      Primarily consists of the Company's other business operations.

(2) Management net operating income includes charges for amortization of intangibles of $3,653 for the six-month period ended June 30, 2002 and amortization of intangibles and goodwill of $5,952 for the six-month period ended June 30, 2001.

                              W. P. CAREY & CO. LLC


(3) Net operating income excludes gains and losses on sales, provision for income taxes and minority interest

(4) Real estate net operating income excludes income from discontinued operations of $795 and impairment on properties held for sale of $521 for the six-month period ended June 30, 2002 and income from discontinued operations of $800 for the six-month period ended June 30, 2001.

Note 7. Gain on Sale of Real Estate Interests:

During the six-month period ended June 30, 2002, the Company sold six properties in Urbana, Illinois; Maumelle, Arkansas; Burnsville, Minnesota; Colville, Washington; McMinnville, Tennessee, and Casa Grande, Arizona for $10,455 and recognized a net gain on sales of $1,126. The Urbana, Maumelle, Burnsville and Casa Grande properties were classified as held for sale in the accompanying consolidated balance sheet as of December 31, 2001. The operations of the Colville property have been classified as discontinued operations, and the related loss on sale of $34 is included in income from discontinued operations in the accompanying consolidated financial statements for the three-month and six-month periods ended June 30, 2002.

In 1999, subsequent to the termination of a lease, the Company began to consider alternatives for redeveloping and redirecting the use of a 18.3 acre site it owned in Los Angeles, California for use by a different type of lessee that would allow the Company to create additional value with respect to the property. While considering various alternatives, the Company was approached by the Los Angeles Unified School District ("School District"), which was interested in acquiring the property, on which it would construct a complete working public high school. At December 31, 2001, the property was held for sale. In January 2002, the Company entered into a purchase and sales agreement with the School District for $24,000 and in June 2002 the sale was completed. Upon completion of the sale, the Company recognized a gain on sale of $11,160.

In addition to the sale of the property, a wholly-owned indirect subsidiary of the Company has entered into a build-to-suit development management agreement with the School District with respect to the development and construction of a new high school on the property. The subsidiary, in turn, has engaged a general contractor to undertake the construction project. Under the build-to-suit agreement, the subsidiary's role is that of a development manager pursuant to provisions of the California Education Code. Liability for completion of the school is the responsibility of the general contractor, who is providing payment and performance bonds for the benefit of the School District and the subsidiary, although the subsidiary may be contingently liable to the School District. The Company's maximum liability under the build-to-suit agreement is the amount of build-to-suit management fees paid to the Company, up to $3,500. Upon delivery of the school, the Company is to be released from all contractual liability and in any event the general contractor is liable for all construction warranties. Under the build-to-suit agreement, the subsidiary and the Company expressly have no liability. Under the construction agreement with the general contractor, a subsidiary is acting as a conduit for the payments made by School District and is only obligated to make payments to the general contractor based on payments received, except for a maximum guarantee of up to $2,000 for nonpayment.

Due to the Company's continuing involvement with the build-to-suit of the property, the recognition of gain on sale and the subsequent build-to-suit fee income on the build-to-suit project is being recognized using a blended profit margin under the percentage completion method of accounting, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real Estate" and Statement of Position No. 81-1, "Accounting for Performance of Construction - Type and Certain Production - Type Contracts." The build-to-suit development agreement provides for fees of up to $4,700 and an early completion incentive fee of $2,000 if the project is completed before September 1, 2004, $100 of which the subsidiary would be obligated to share with the minority interest owner of the subsidiary. The incentive fee is not included in the percentage of completion calculation. In addition, $2,000 of the gain on sale has been deferred and will be recognized only when the Company is released from its $2,000 guarantee commitment. For the periods ended June 30, 2002, the Company recognized $69 of build-to-suit development fee management income subsequent to the sale of the property.

For tax purposes, the transaction is structured as a Section 1033 exchange which, under the Internal Revenue Code, would allow the Company to acquire like-kind real properties within a specified period in order to defer a taxable gain to shareholders of approximately $20,000. If a like-kind exchange is accomplished, the taxable gain will not be recognized until the replacement properties acquired are subsequently sold.

During the six months ended June 30, 2001, the Company sold seven properties and an equity investment in a real estate partnership for proceeds of $8,222 (including a note for $700) and recognized net gain on sales of $441.

Note 8.  Impairment Loss on Real Estate:

                              W. P. CAREY & CO. LLC

The Company owns a property in Winona, Minnesota leased to Peerless Chain Company ("Peerless"). Based on a deterioration in the financial condition of Peerless and its inability to meet its lease obligations, the property was written down to its estimated fair value and an impairment loss of $3,800 was recognized in June 2002.

The Company owns a property located in College Station, Texas leased to Texas Digital Systems, Inc. ("Digital"). The Company has entered into an agreement with Digital to sell the property for $844. The property sale is expected to close during 2002 and is classified as held for sale in the accompanying condensed consolidated financial statements as of June 30, 2002. The property value has been written down to reflect the estimated net sales proceeds and an impairment loss on properties held for sale of $521 was recognized in June 2002 and included in discontinued operations for the periods ended June 30, 2002.

Note 9. Discontinued Operations:

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for financial statements issued for fiscal years beginning after December 15, 2001, the net income and gain/(loss) on sales of real estate for properties sold or held for sale are to be reflected in the consolidated statements of operations as "Discontinued Operations" for all periods presented. The provisions of SFAS No. 144 are effective for disposal activities initiated by the Company's commitment to a plan of disposition after the date it is initially applied (January 1, 2002).

As of June 30, 2002, the operations of nine properties which have been sold or are held for sale have been classified as discontinued operations. A summary of the results of operations of those properties for the three-month and six-month periods ended June 30, 2002 and 2001 is as follows:

                                                                      Three Months Ended June 30,
                                                                      ---------------------------
                                                                         2002           2001
                                                                         ----           ----
Revenues (primarily rental income and interest income from direct
     financing lease)                                                    $ 691         $ 682
Expenses (primarily interest and depreciation)                            (273)         (273)
Impairment loss on real estate                                            (521)           --
Loss on sale                                                               (34)           --
                                                                         -----         -----
     (Loss) income from discontinued operations                          $(137)        $ 409
                                                                         =====         =====

                                                                        Six Months Ended June 30,
                                                                        -------------------------
                                                                           2002           2001
                                                                           ----           ----
Revenues (primarily rental income and interest income from direct
     financing lease)                                                    $1,390          $1,355
Expenses (primarily interest and depreciation)                             (561)           (555)
Impairment loss on real estate                                             (521)             --
Loss on sale                                                                (34)             --
                                                                         ------          ------
     Income from discontinued operations                                 $  274          $  800
                                                                         ======          ======


Note 10. Goodwill and Intangible Assets:

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangibles," which was adopted by the Company as of January 1, 2002.

SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets no longer be amortized and must be tested for impairment at least annually. Intangible assets acquired and liabilities assumed in business combinations are only amortized if such assets and liabilities are capable of being separated or divided and sold, transferred, licensed, rented or exchanged or arise from contractual or legal rights (including leases), and are amortized over their useful lives.

                              W. P. CAREY & CO. LLC

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

Goodwill and other intangible assets as of June 30, 2002 are summarized as follows:

                                                               Gross Carrying Amount      Accumulated Amortization
                                                               ---------------------      ------------------------
Amortized intangible assets:
     Management contracts                                           $59,135                      $(14,916)
                                                                    =======                      ========

Unamortized goodwill and indefinite-lived intangible assets:
     Goodwill                                                       $40,964
     Trade name                                                       3,975
                                                                    -------
          Total                                                     $44,939
                                                                    =======


Included in goodwill is $3,389 which prior to January 1, 2002 was recorded as workforce. Trade name had previously been amortized using a ten-year life; however, upon adoption of SFAS No. 142, trade name was determined to have an indefinite useful life because it is expected to generate cash flows indefinitely.

A summary of the effect of amortization of goodwill and intangible assets on reported earnings for the three-month and six-month periods ended June 30, 2002 and 2001 is as follows:

                                        Three Months Ended June 30,      Six Months Ended June 30,
                                        ---------------------------      -------------------------
                                           2002           2001             2002           2001
                                           ----           ----             ----           ----
Goodwill amortization                         --        $   845               --        $ 2,064
Trade name amortization                       --            118               --            235
Management contracts amortization        $ 1,826          1,826          $ 3,653          3,653
Net income                                23,592         11,752           37,321         24,391

                                         Three Months Ended June 30,       Six Months Ended June 30,
                                         ---------------------------       -------------------------
                                             2002           2001             2002            2001
                                             ----           ----             ----            ----
Reported net income                        $23,592        $11,752           $37,321        $24,391
Add back: Goodwill amortization                 --            845                --          2,064
          Trade name amortization               --            118                --            235
                                           -------        -------           -------        -------
Adjusted net income                        $23,592        $12,715           $37,321        $26,690
                                           =======        =======           =======        =======
Basic earnings per share:
Reported net income                        $   .66        $   .34           $  1.05        $   .71
Add back: Goodwill amortization                 --            .02                --            .06
          Trade name amortization               --             --                --            .01
                                           -------        -------           -------        -------
Adjusted basic earnings per share          $   .66        $   .36           $  1.05        $   .78
                                           =======        =======           =======        =======

                              W. P. CAREY & CO. LLC


Diluted earnings per share:
Reported net income                        $   .65        $   .34           $  1.04        $   .70
Add back: Goodwill amortization                 --            .02                --            .06
          Trade name amortization               --             --                --            .01
                                           -------        -------           -------        -------
Adjusted diluted earnings per share        $   .65        $   .36           $  1.04        $   .77
                                           =======        =======           =======        =======


Amortization of intangibles for the next five years is estimated to be $7,280 in 2002; $6,686 in 2003 and 2004; $6,596 in 2005 and $4,519 in 2006.

Note 11. Accounting Pronouncements:

In July 2001, FASB issued SFAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles," which establish accounting and reporting standards for business combinations and certain assets and liabilities acquired in business combinations.

SFAS No. 141 requires that all business combinations and asset acquisitions be accounted for under the purchase method, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. Use of the pooling-of-interests method for business combinations is no longer permitted. The adoption of SFAS No. 141 did not have a material effect on the Company's financial statements. The effect of SFAS No. 142 is described in
Note 10.

In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets" which addresses the accounting and reporting for the impairment and disposal of long-lived assets and supercedes SFAS No. 121 while retaining SFAS No. 121's fundamental provisions for the recognition and measurement of impairments. SFAS No. 144 removes goodwill from its scope, provides for a probability-weighted cash flow estimation approach for analyzing situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration and broadens that presentation of discontinued operations to include a component of an entity. The adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on the Company's financial statements; however, the revenues and expenses relating to an asset held for sale or sold have been presented as a discontinued operation for all periods presented. The provisions of SFAS No. 144 are effective for disposal activities initiated by the Company's commitment to a plan of disposition after the date it is initially applied (January 1, 2002). The effect of SFAS No. 144 on the Company's financial statements is described in Note 9.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect SFAS No. 146 to have a material effect on the Company's financial statements.

Note 12. Subsequent Events:

On July 1, 2002, the Company sold six properties leased to Saint-Gobain Corporation ("Saint-Gobain") located in New Haven, Connecticut; Mickelton, NJ; Aurora, Ohio; Mantua, Ohio and Bristol, Rhode Island for approximately $26,000. The Company used approximately $10,751 of the sales proceeds to satisfy the limited recourse mortgage loan on the Saint-Gobain properties.

                              W. P. CAREY & CO. LLC


The net sales proceeds of the Saint-Gobain sale have been held by an intermediary in an escrow account for the purpose of entering into a Section 1031 noncash exchange which, under the Internal Revenue Code, would allow the Company to acquire like-kind real properties within a stated period in order to defer a taxable gain of approximately $11,300. If a like-kind exchange is accomplished, the taxable gain to shareholders will not be recognized until the properties acquired using the proceeds in the escrow account are sold.

The Company also sold a property in Fredericksburg, Virginia for $700.

The Saint-Gobain and Federicksburg properties have been classified as assets held for sale and the results of operations of the properties are included in income from discontinued operations in the accompanying condensed consolidated financial statements (also see Note 9).

On August 2, 2002, the Company entered into a purchase and sales agreement to sell its hotel property in Petoskey, Michigan for $3,000.

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               (In thousands, except share and per share amounts)

The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto as of June 30, 2002 of W. P. Carey & Co. LLC and its subsidiaries ("WPC") included in this quarterly report and WPC's Annual Report on Form 10-K for the year ended December 31, 2001. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of WPC to be materially different from the results of operations or plans expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by WPC that the results or conditions described in such statements or the objectives and plans of WPC will be achieved. Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2001 provides a description of WPC's business objectives, strategies and risk factors which could affect future operating results.

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

WPC also uses estimates and judgments when evaluating whether long-lived assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, Management performs projections of undiscounted cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires Management to make its best estimate of market rents, residual values and holding periods. In its evaluations, WPC generally obtains market information from outside sources; however, such information requires Management to determine whether the information received is appropriate to the circumstances. As WPC's investment objectives are to hold properties on a long-term basis, holding periods used in the analyses generally range from five to ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. WPC will consider the likelihood of possible outcomes in determining the best possible estimate of future cash flows. Because most of WPC's properties are leased to one tenant, WPC is more likely to incur significant writedowns when circumstances change because of the possibility that a property will be vacated in its entirety and, therefore, it is different than the risks related to leasing and managing multi-tenant properties. Events or changes in circumstances can result in further noncash writedowns and impact the gain or loss ultimately realized upon sale of the assets.

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

Significant management judgment is required in developing WPC's provision for income taxes, including (i) the determination of partnership-level state and local taxes, and (ii), for its taxable subsidiaries, estimating deferred tax assets and liabilities and any valuation allowance that might be required against the deferred tax assets. The valuation allowance is required if it is more likely than not that a portion or all of the deferred tax assets will not be realized. WPC has not recorded a valuation allowance based on Management's belief that operating income of the taxable subsidiaries will be sufficient to realize the benefit of these assets over time. For interim periods, income tax expense for taxable subsidiaries is determined, in part, by applying an effective tax rate which takes into account statutory federal, state and local tax rates.

Public business enterprises are required to report financial and descriptive information about their reportable operating segments. WPC's management evaluates the performance of its owned and managed real estate portfolio as a whole, but allocates its resources between two operating segments: real estate operations with domestic and international investments and management services.

RESULTS OF OPERATIONS:

WPC is engaged in two reportable operating segments, real estate operations and management services, primarily as the Advisor to four affiliated real estate investment trusts (the "CPA(R) REITs"). WPC reported net income of $23,592 and $11,752 for the three-month periods ended June 30, 2002 and 2001, respectively, and $37,321 and $24,391 for the six-month periods ended June 30, 2002 and 2001, respectively. The results are not fully comparable due to the adoption of Statement of Financial Accounting Standard ("SFAS") No. 142 "Goodwill and Other Intangibles" in 2002. SFAS No. 142 discontinued the amortization of goodwill and indefinite-lived intangible assets and is not retroactively applicable to 2001. If the accounting charge for amortization had been retroactively applied, net income would have increased by $10,877 and $10,631 for the comparable three-month and six month periods (also see Note 10 to the accompanying condensed consolidated financial statements). The results from continuing operations for the three-month and six-month periods include a gain of $11,160 on the sale of a property in Los Angeles, California and a noncash impairment charge of $3,800.

In addition to the effect of the change in amortizing goodwill and indefinite-lived intangible assets, the increases in net income for the comparable three-month and six-month periods were due to realized gains, increases in management income and other income and, to a lesser extent, a decrease in interest and property expenses. These

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

               (In thousands, except share and per share amounts)

were partially offset by the noncash impairment loss on real estate in 2002 and increases in the provision for income taxes, and general and administrative expenses. Results for the comparable six-month periods were also affected by a decrease in income from equity investments.

Net operating income from real estate operations (income before gains and losses, income taxes, minority interest, and discontinued operations) increased to $8,704 from $7,805 for the comparable three-month periods and decreased to $18,791 from $20,400 for the comparable six-month periods ended June 30, 2002 and 2001, respectively. The increase in income for the comparable three-month periods was primarily due to an increase in other income, and decreases in interest and property expenses, partially offset by the $3,800 impairment loss on real estate and a decrease in lease revenues (rental income and interest income from direct financing leases). For the comparable six-month periods, the decrease in net operating income was primarily due to the decrease in equity income and a decrease in other income.

Other income generally consists of lease termination payments and non-rent related revenues from real estate operations including, but not limited to, settlements of claims against former lessees. WPC receives settlements in the ordinary course of business; however, the timing and amount of such settlements cannot always be estimated. In the second quarter of 2002, WPC earned $2,079 in connection with a settlement of all claims and obligations with a former lessee, which lease was terminated in 2002, and accumulated interest on escrow funds released in connection with paying off two mortgage bonds. In the first quarter of 2001 WPC received a settlement of approximately $2,500 from New Valley Corporation in the final settlement of a claim relating to termination of a lease in 1993 for WPC's property in Moorestown, New Jersey.

The decrease in income from equity investments was due to WPC's equity investment in the operating partnership of MeriStar Hospitality Corporation. MeriStar, a real estate investment trust that owns more than 100 hotel properties throughout the United States and Canada, has been affected by the decline in travel, including business travel. MeriStar's management anticipates that its results will gradually improve in 2002. WPC recognized a loss of $172 and $498 on the MeriStar equity investment in the three-month and six-month periods ended June 30, 2002 as compared with income of $195 and $1,061 from its investment in MeriStar in the three-month and six-month periods ended June 30, 2001.

The decrease in interest expense for the three-month and six-month periods ended June 30, 2002 and 2001 was primarily attributable to lower average outstanding balances on WPC's $185,000 credit facility and a decrease in interest rates during the comparable periods. WPC's credit facility is indexed to the London Inter-Bank Offered Rate ("LIBOR") and the LIBOR benchmark rate has declined substantially since June 30, 2001. The average outstanding balance on the credit facility decreased by $20,000 and the average interest rate decreased to 3.13% from 6.31% for the comparable six-month periods ended June 30, 2002 and 2001. In June 2002, WPC paid off $12,580 in mortgage bonds on the Alpena and Petoskey hotel properties. Although the satisfaction of the bonds did not have a significant effect on the current decrease in interest expense, the payoff of the bonds will result in an annual decrease in interest expense of more than $1,000. The Alpena and Petoskey bonds were also collateralized by mortgages and lease assignments on eight other properties. Subsequent to the payoff of the bonds, WPC was able to complete the sale of a portion of its property in McMinnville, Tennessee.

The decreases in property expenses for the three-month and six-month periods ended June 30, 2002 and 2001 were due to a nonrecurring, noncash charge incurred in April 2001 in connection with the writeoff of $1,321 of straight-line rents as uncollectible in connection with a lease amendment on the Livho, Inc. property. The lease amendment shortened the lease term and eliminated stated rent increases. Excluding the writeoff, property expenses for the comparable three-month and six-month periods ended June 30, 2002 and 2001, would have increased by $276 and $490, respectively, due to increases in real estate taxes, property insurance and maintenance expenses as a result of the termination of the Red Bank Distribution, Inc. and Thermadyne Holdings Corp. leases in 2001 and 2002, respectively, and a charge of approximately $200 to write off unamortized leasing costs in connection with a termination of a lease in Salisbury, North Carolina and the sale of the Maumelle, Arkansas property.

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

               (In thousands, except share and per share amounts)


Based on the weak financial condition of Peerless Chain Company and its inability to meet its lease obligations, WPC's property in Winona, Minnesota was written down to its estimated fair value and an impairment loss on real estate of $3,800 was recognized in June 2002. WPC owns a property in College Station, Texas, a portion of which is leased to Texas Digital Systems, Inc. WPC has entered into an agreement to sell Texas Digital its portion of the property for $844, resulting in a writedown on the property of $521 to the expected sale price, less estimated closing costs. Annual rent from Texas Digital's lease, which is scheduled to expire in August 2002, is $195. The other lessee at the property, AMS Holding Group, will continue to provide annual rents of $765. The sale is expected to close during 2002.

Lease revenues (rental income and interest income from direct financing leases) decreased by $473 and $631 for the comparable three-month and six-month periods ended June 30, 2002 and 2001 as a result of the sale of properties during 2001, including the Duff-Norton, Inc. property in July 2001 which had annual rents of $1,164, the sale of three properties classified as held for sale as of December 31, 2001 and the termination of the Thermadyne lease. This was partially offset by a new lease in France with Bouygues Telecom, S.A. and increased rent from the expansion of the property leased to AT&T, both of which went into effect in the fourth quarter of 2001. Lease revenues also benefited from several rent increases on existing leases.

In January 2002, The Gap, Inc. notified WPC that it would not renew its leases which expire in February 2003 and contribute annual rent of $2,205. Pillowtex, Inc. terminated its lease in April 2002 under its plan of reorganization, and vacated WPC's property in Salisbury, North Carolina in April. Pillowtex's annual rent was $691. Both the Gap and Pillowtex properties are warehouse/distribution properties and are being actively remarketed. Based on current market rentals, WPC does not expect the rents for a new lease on the Gap property to reach current levels. Management believes that the prospects for leasing the Gap property on a long-term basis are good; however, it may take up to two years to remarket the property. WPC is also negotiating with the Gap for a possible termination settlement pursuant to a make-whole provision in the lease. In June 2002, Wozniak Industries, Inc. notified WPC that it would not renew its lease, which expires in 2003. The Wozniak lease contributes annual rent of $497, and WPC is evaluating its strategy for the Wozniak property.

In December 2001, Thermadyne filed a petition of bankruptcy and subsequently vacated the property in February 2002. Annual rents from Thermadyne were $2,525. WPC has entered into an agreement-in-principle to re-lease a portion of the space for approximately $817 to a tenant that currently occupies the space on a month-to-month basis. WPC is also actively remarketing the remaining space.

In November 2001, WPC evicted Red Bank from its property in Cincinnati, Ohio and entered into an agreement-in-principle that effectively terminated the net lease because of Red Bank's inability to meet its annual rental lease obligation of $1,579. At that time, WPC assumed control of the property and was managing a public warehousing operation that occupies a portion of the building. Management evaluated several alternatives, and in May 2002 signed a license agreement with a tenant to take over the operations of the property. The agreement provides for a one-year term and annual rent of $300. WPC is also evaluating proposals to sell the property.

On July 1, 2002, WPC sold six properties subject to a master lease with Saint-Gobain Corporation for approximately $26,000. The Company used a portion of the sales proceeds to pay off a limited recourse mortgage of $10,751 on the properties. The Saint-Gobain properties and the results of operations are classified as held for sale and discontinued operations, respectively, in the accompanying condensed consolidated financial statements as of June 30, 2002. The Saint-Gobain lease was scheduled to expire in 2012. Based on Management's evaluation, Saint-Gobain was unlikely to renew its leases and the six industrial properties would have been difficult to remarket. Annual cash flow from the Saint-Gobain lease was approximately $900; however, the interest rate on the limited recourse mortgage loan was scheduled to reset to an increased annual fixed rate in July 2002. After the interest rate reset, annual cash flow from the Saint-Gobain properties would have been reduced by $196. The net sales proceeds have been deposited in an escrow account for the purpose of entering into a Section 1031 noncash exchange. If a like-kind exchange is accomplished, the taxable gain to shareholders of approximately $11,300 will not be recognized until the properties acquired using the proceeds in the escrow account are sold.

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

               (In thousands, except share and per share amounts)


WPC also sold a property on July 1, 2002 in Fredericksburg, Virginia for $700.

WPC continues to closely monitor the financial condition of several lessees which it believes have been affected by current economic conditions and other trends. Such lessees include America West Holding Corp. and Livho, Inc., which each represent 3% of lease revenues. America West, an air carrier, has obtained government financing subsequent to September 11, 2001 and its financial prospects are uncertain. Livho, the lessee of a Holiday Inn in Livonia, Michigan, is affected by the cyclical nature of the automotive industry. The financial condition of another lessee, Peerless, has been adversely affected by foreign competition, and it has not kept current on its annual rent of $1,561. Peerless is currently paying only a portion of its rents and has entered into discussions with WPC to restructure the lease, but WPC has made no commitment. WPC has fully reserved for Peerless' unpaid rents.

Lockheed Martin Corporation has been granted a six-month extension of its lease term, through February 2003, for its property in Oxnard, California. Lockheed's decision to further extend the lease will be based on whether certain government contracts are renewed. The lease expiration date was originally scheduled for September 1, 2002. Lease revenues for the six-month extension period will total $262. In June 2002, Federal Express Corporation notified WPC that it will renew its leases on two properties, each for a five-year term, with annual rents from the two leases of approximately $275.

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

WPC has been selling properties in the ordinary course of business with a strategy of eliminating smaller properties that require more intensive property management. The increase in the gains in 2002 was due to the $11,160 recognized from the sale of a property in Los Angeles, California. The property had not been leased since December 1999. The property was sold to the Los Angeles Unified School District in June 2002 and WPC has been engaged to manage the build-to-suit development of the property. Under the contract, WPC will earn fees of up to $4,700 and an early completion incentive fee of $2,000 if the project is completed before September 1, 2004. Management is evaluating whether to seek additional development management projects and if they are consistent with WPC's core strategies. If WPC were to seek additional development manager business, it would likely require additional personnel and different allocations of its resources. A subsidiary of WPC is acting as a conduit for payments made by the School District and is only obligated to make payments to the general contractor based on payments received, except for a maximum guarantee of $2,000 for nonpayment. The maximum liability under the build-to-suit agreement is the extent of build-to-suit fees paid to the Company up to $3,500.

For tax purposes, the sale of the Los Angeles property has been structured as a
Section 1033 exchange which, under the Internal Revenue Code, would allow the Company to acquire like-kind real properties within a specified period in order to defer a taxable gain to shareholders of approximately $20,000. If a like-kind exchange is accomplished, the taxable gain will not be recognized until the replacement properties acquired are subsequently sold.

Net operating income from WPC's management services operations for the three-month and six-month periods ended June 30, 2002 was $7,933 and $12,738 as compared with $5,863 and $5,244 for the comparable three-month and six-month periods ended June 30, 2001. Results include noncash charges for amortization of intangible assets of $1,826 and $3,653 for the three-month and six-month periods ended June 30, 2002 and amortization of goodwill and intangible assets of $2,789 and $5,952 for the comparable periods in 2001. Effective January 1, 2002, WPC no longer amortizes goodwill as the result of adopting SFAS No. 142. Excluding the charges for amortization, operating income from management services would have been $9,759 and $16,391, respectively, for the three-month and six-month periods ended June 30, 2002 and $8,652 and $11,196, respectively, for the comparable periods ended June 30, 2001.

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

               (In thousands, except share and per share amounts)


Total revenues earned by the management services operations for the three-month and six-month periods ended June 30, 2002 were $18,598 and $32,083, respectively, compared with $13,505 and $21,048 for the comparable periods ended June 30, 2001. Management fee revenues were comprised of transaction fees of $7,546 and $13,297 for the three-month and six-month periods ended June 30, 2002 compared with $3,562 and $5,751 for the three-month and six-month periods ended June 30, 2001 and asset-based fees and reimbursements of $11,052 and $18,786 for the three-month and six-month periods ended June 30, 2002 and $9,944 and $15,297 for the three-month and six-month periods ended June 30, 2001. Transaction fees included fees from structuring acquisition and refinancing transactions on behalf of the CPA(R) REITs. WPC and affiliates structured approximately $168,000 and $285,000 of acquisitions for the three-month and six-month periods ended June 30, 2002 compared with $74,000 and $118,000 for the three-month and six-month periods ended June 30, 2001. Subsequent to June 30, 2002, WPC and affiliates have structured approximately $67,000 of acquisitions on behalf of the CPA(R) REITs, and have earned approximately $3,000 in transaction fees. These acquisitions will generate approximately $670 in annual asset-based fees.

As of August 8, 2002, Corporate Property Associates 14 Incorporated ("CPA(R):14"), which concluded a public offering in November 2001, had approximately $54,250 of cash available for investment in real estate. Corporate Property Associates 15 Incorporated ("CPA(R):15"), is conducting a "best efforts" public offering and as of August 8 2002 had approximately $121,278 of cash available for investment which it is using along with limited recourse mortgage financing to invest in real estate. Management believes that the CPA(R) REITs are benefiting from several trends including the increasing use of sale-leaseback transactions by corporations as an alternative source of financing and individual investors seeking dividend-paying investments. Management believes that CPA(R):15's "best efforts" offering of $400,000 will be fully subscribed before the end of the year. CPA(R):15 intends to commence a second "best efforts" offering upon completion of the current offering. CPA(R):15 has entered into sales agreements with two additional major broker-dealers. One of the broker-dealers, UBS Paine Webber, started selling CPA(R):15 shares in May 2002. A.G. Edwards, Inc. is expected to start selling CPA(R):15 shares in September or October.

The asset-based management income includes fees based on the value of CPA(R) REIT real estate assets under management. A portion of the CPA(R) REIT management fees is based on each CPA(R) REIT meeting specific performance criteria (the "performance fee") and WPC earns this performance fee income only when the performance criteria of each CPA(R) REIT are achieved. The performance criterion for CPA(R):10 was satisfied during the three-month period ended June 30, 2002, resulting in WPC's recognition of $1,463 in performance fees for the period June 2000 through March 2002. The performance criterion for CPA(R):14 was satisfied for the first time during the three-month period ended June 30, 2001, resulting in the Company's recognition of $3,112 for the period December 1997 through March 2001. Total asset-based fees for the three-month and six-month periods ended June 30, 2002 were $7,458 and $12,936, respectively, compared with $7,977 and $11,619 for the three-month and six-month periods ended June 30, 2001. As the real estate asset bases of CPA(R):14 and CPA(R):15 continue to increase, management and performance fees will continue to increase.

In April 2002, the shareholders of Corporate Property Associates 10 Incorporated ("CPA(R):10") and Carey Institutional Properties Incorporated ("CIP(R)") both CPA(R) REITs, approved a merger agreement providing for the merger of CPA(R):10 into CIP(R). The merger, which was effective on May 1, 2002, will not result in a change in assets under management, so that the asset-based fees earned by WPC will not be affected by the merger. As a result of the merger, WPC received $248 in property disposition fees which were earned in April 2002 when subordination provisions in the CPA(R):10 Advisory Agreement were met.

Income tax expense for the three-month and six-month periods ended June 30, 2002 increased by approximately $1,517 and $4,231 over the comparable three-month and six-month periods ended June 30, 2001. Income tax expense increased because approximately 85% of management revenues are earned by a taxable, wholly-owned subsidiary which reflected a substantial increase in earnings for the comparable periods.

The increase in general and administrative costs was primarily a result of an increase in personnel-related costs. The portion of personnel costs necessary to administer the CPA(R) REITs is reimbursed to WPC by the CPA(R) REITs and is included in management income. Such income increased by $355 from $1,362 to $1,717 and $594 from $2,515 to $3,109 for the comparative three-month and six-month periods ended June 30, 2002 and 2001. A portion of

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

               (In thousands, except share and per share amounts)

personnel costs is directly related to CPA(R) REIT capital raising and acquisitions which have contributed to the increase in personnel-related costs. The increase in personnel-related costs also included an increase of $507 from noncash charges relating to restricted shares and options from WPC's share incentive plans for the six-month period ended June 30, 2002 over the comparable 2001 period.

FINANCIAL CONDITION:

There has been no material change in WPC's financial condition since December 31, 2001. Management believes that WPC will generate sufficient cash from operations and, if necessary, from the proceeds of limited recourse mortgage loans, unsecured indebtedness and the issuance of additional equity securities to meet its short-term and long-term liquidity needs. WPC assesses its ability to access capital on an ongoing basis.

Cash flows from operations and distributions from equity investments for the six-month period ended June 30, 2002 of $31,401 were sufficient to fund dividends to shareholders of $29,949. Cash flows from operations are projected to increase as a result of the expected growth of the management business segment. Annual cash flow from operations is projected to fund distributions; however, operating cash flow may fluctuate on a quarterly basis due to the timing of certain compensation costs that are paid in the second quarter and the timing of transaction-related activity. In January 2002, WPC received its first installment of deferred acquisition fees of $916 in connection with structuring transactions on behalf of the CPA(R) REITs.

Investing activities included using $1,042 for purchases of real estate and additional capital expenditures, including $504 for the final funding of the commitments at the AT&T and Sprint properties, which were completed in late 2001 and $538 to fund other improvements. WPC also received $34,540 in connection with the sales of properties and investments including the sale of a property located in Los Angeles, CA for $24,000. The proceeds from the sale of the property were primarily used to pay down WPC's outstanding balance on its credit facility. Funds from the Duff-Norton property sale completed in 2001 were placed in an escrow account for the purposes of structuring a like-kind exchange for tax purposes. The exchange was not completed and $9,366 in escrow was released to WPC. In January 2002, WPC paid an installment of deferred acquisition fees of $524 to WPC's former management company relating to 1998 and 1999 property acquisitions. Deferred acquisition fees are payable over a period of no less than eight years. The remaining obligation is $2,758. Commitments for capital expenditures on the Livonia, Alpena and Petoskey, Michigan hotels are currently estimated to be approximately $516. WPC currently has no other significant capital expenditure commitments.

In addition to paying dividends to shareholders, WPC's financing activities for the six-month period ended June 30, 2002 included reducing its outstanding balance of its credit facility by $26,000, paying off $12,580 in revenue bonds on the Alpena and Petoskey hotel properties. WPC made draws of $33,000 on the credit facility and repayments of $59,000. Debt service on the Alpena and Petoskey bonds was approximately $1,600. WPC also made scheduled principal payment installments of $4,296 on existing mortgages. WPC uses limited recourse mortgages as a substantial portion of its long-term financing because the cost of this financing the recourse by a lender is limited to the assets provided as collateral for each loan.

WPC received proceeds of $6,505 from the issuance of shares primarily through WPC's dividend reinvestment plan, stock purchase plan, and the exercise of options by employees. WPC issued additional shares pursuant to its merger agreement for the management services operations (500,000 shares valued at $10,440 were issued during the six-month period ended June 30, 2002 based on meeting performance criteria as of December 31, 2001). In addition, in connection with the acquisition of the majority interests in the CPA(R) partnerships on January 1, 1998 a CPA(R) partnership had not yet achieved the specified cumulative return as of the acquisition date. The subordinated preferred return was payable currently only if WPC achieved a closing price equal to or in excess of $23.11 for five consecutive trading days. On December 31, 2001, the closing price criterion was met, and the $1,423 subordinated preferred return was paid in January of 2002.

In March 2001, WPC entered into a revolving credit agreement for a $185,000 line of credit which renewed and extended its original revolving unsecured line of credit. The credit agreement has a three-year term through March

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

               (In thousands, except share and per share amounts)


2004. WPC has a one-time right to increase the commitment to up to $225,000. Borrowings on the credit facility were $69,000 as of June 30, 2002 and $75,000 as of August 7, 2002. The revolving credit agreement has financial covenants that require WPC to maintain a minimum equity value and to meet or exceed certain operating and coverage ratios. As advances on the credit facility are not restricted, WPC believes that the remaining capacity on the credit line will allow WPC to meet its liquidity needs on a short-term basis and that renewing the facility after the current term is likely.

WPC expects to meet its capital requirements to fund future property acquisitions, construction costs on build-to-suit transactions, any capital expenditures on existing properties, scheduled debt maturities through long-term limited recourse mortgages and unsecured indebtedness and the possible issuance of additional equity securities. Other than its limited mortgage debt and amounts outstanding on its credit line, WPC has no other significant commitments. WPC has guaranteed loans of $8,170 made to officers which are collateralized by shares of WPC owned by the officers and held by WPC. These shares were issued in connection with equity incentive plans and the acquisition of the management operations.

A summary of WPC's obligations under contractual arrangements is as follows:


(in thousands)                                   Total      2002        2003       2004        2005       2006      Thereafter
                                                 -----      ----        ----       ----        ----       ----      ----------
Obligations:
   Limited recourse mortgage notes payable     $183,721    $14,816    $10,967     $25,041     $7,896    $25,431      $ 99,570
   Unsecured note payable                        69,000                69,000
   Deferred acquisition fees                      2,758         --        524         524        524        524           662
Commitments:
   Development guarantee                          2,000      2,000
   Share of minimum rents payable under
       office cost-sharing agreement              2,036        221        484         484        484        363            --
                                               --------    -------    -------     -------     ------    -------      --------
                                               $259,515    $17,037    $80,975     $26,049     $8,904    $26,318      $100,232
                                               ========    =======    =======     =======     ======    =======      ========


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

SFAS No. 141 requires that all business combinations and asset acquisitions initiated after June 30, 2001 be accounted for under the purchase method, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. Use of the pooling-of-interests method for business combinations is no longer permitted. The adoption of SFAS No. 141 did not have a material effect on WPC's financial statements.

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

In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets" which addresses the accounting and reporting for the impairment and disposal of long-lived assets and supercedes SFAS No. 121 while retaining SFAS No. 121's fundamental provisions for the recognition and measurement of impairments. SFAS No. 144 removes goodwill from its scope, provides for a probability-weighted cash flow estimation approach for analyzing situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration and broadens that presentation of discontinued operations to include a component of an entity. The adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on WPC's financial statements; however, the revenues and expenses relating to an asset held for sale or sold are presented as a discontinued operation for all periods presented. The provisions of SFAS No.144 are effective for disposal activities initiated by WPC's commitment to a plan of disposition after the date of adoption (January 1, 2002). As of June 30, 2002, the operations of nine properties have been classified as discontinued operations. Eight of the properties are classified as held for sale in the accompanying condensed consolidated balance sheet for the six-month period ended June 30, 2002, seven of which were subsequently sold in July 2002.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of FAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. WPC does not expect SFAS No. 146 to have a material effect on its financial statements.

                              W. P. CAREY & CO. LLC

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. In pursuing its business plan, the primary risks to which WPC is exposed are interest rate risk and foreign currency exchange risk.

The value of WPC's real estate is subject to fluctuations based on changes in interest rates, local and regional economic conditions and changes in the creditworthiness of lessees and which may affect WPC's ability to refinance property-level mortgage debt when balloon payments are scheduled.

$144,765 of WPC's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of June 30, 2002 ranged from 3.025% to 6.44%. The interest on the fixed rate debt as of June 30, 2002 ranged from 6.85% to 9.55%.

Advances from the line of credit bear interest at an annual rate of either (i) the one, two, three or six-month LIBOR, plus a spread which ranges from 0.6% to 1.45% depending on leverage or corporate credit rating or (ii) the greater of the bank's Prime Rate and the Federal Funds Effective Rate, plus .50%, plus a spread of up to .125% depending on WPC's leverage.

 (In thousands)

                          2002 (1)     2003         2004        2005        2006       Thereafter      Total       Fair Value
                          --------     ----         ----        ----        ----       ----------      -----       ----------
Fixed rate debt           $14,171     $9,687      $23,478      $6,296      $23,627       $67,506      $144,765      $145,317
Weighted average
     interest rate           8.23%       7.8%        8.05%       7.53%        7.37%         7.44%
Variable rate debt        $   645     $1,280      $70,563      $1,600      $ 1,804       $32,064      $107,956      $107,956

         (1) Includes $10,751 in fixed rate debt with an 8.42% interest rate from the operations of discontinued properties having a fair value of $11,178.

WPC conducts business in France. Accordingly, WPC is subject to foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies and this may affect our future costs and cash flows; however, exchange rate movements to date have not had a significant effect on WPC's financial position or results of operations. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

                              W. P. CAREY & CO. LLC

                                     PART II

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual Shareholders meeting was held on June 11, 2002, at which time a vote was taken to elect the Company's directors through the solicitation of proxies. The following directors were elected for a three-year term:

            Name Of Director            Total Shares Voting       Shares Voting Yes       Shares Voting No
            ----------------            -------------------       -----------------       ----------------
            Francis J. Carey                29,911,349              29,441,786              469,563
            Francis X. Diebold              29,911,349              29,591,802              319,547
            William Ruder                   29,911,349              29,341,844              569,505

A vote was also taken on a proposal to approve an amendment to the 1997 Listed Share Incentive Plan to increase the number of shares eligible for issuance from 2,600,000 to 6,200,000. The proposal was approved as follows:

            Total Shares Voting                      Shares Voting Yes                Shares Voting No
            -------------------                      -----------------                ----------------
               20,962,356                              18,750,195                       2,212,161

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         99.1 Chief Executive Officer's Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Chief Financial Officer's Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K:

         During the quarter ended June 30, 2002, the Company was not required to file any reports on Form 8-K.

                              W. P. CAREY & CO. LLC


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        W. P. CAREY & CO. LLC




      8/13/02                    By:   /s/ John J. Park
     ---------                         -------------------------------------
       Date                                  John J. Park
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)

      8/13/02                    By:   /s/ Claude Fernandez
     ---------                         -------------------------------------
       Date                                  Claude Fernandez
                                             Executive Vice President -
                                             Financial Operations
                                             (Principal Accounting Officer)