Form 10-Q
period 2002-09-30
CAREY W P & CO LLC
filed 2002-11-12
CIK 1025378

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

               For the quarterly period ended SEPTEMBER 30, 2002

                                       of

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

W. P. Carey & Co. LLC has 35,927,587 Listed Shares, no par value outstanding at November 5, 2002.

                             W. P. CAREY & CO. LLC

                                     INDEX

                                                                                 Page No.
                                                                                 --------
PART I

Item 1. - Financial Information*

               Condensed Consolidated Balance Sheets as of September 30, 2002
               and December 31, 2001                                                  2

               Condensed Consolidated Statements of Income for the
               three and nine months ended September 30, 2002 and 2001              3-4

               Condensed Consolidated Statements of Comprehensive Income
               for the three and nine months ended September 30, 2002 and 2001        4

               Condensed Consolidated Statements of Cash Flows for the
               nine months ended September 30, 2002 and 2001                        5-6

               Notes to Condensed Consolidated Financial Statements                7-16

Item 2. - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                     17-25

Item 3. - Quantitative and Qualitative Disclosures About Market Risk                 26

Item 4. - Controls and Procedures                                                    26

PART II - Other Information

Item 4. - Submission of Matters to a Vote of Security Holders                        27

Item 6. - Exhibits and Reports on Form 8-K                                           27

Signatures                                                                           28

Certifications                                                                    29-30

*The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                             W. P. CAREY & CO. LLC

                                     PART I
                        Item 1. - FINANCIAL INFORMATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands except share amounts)

                                                                              September 30, 2002           December 31, 2001
                                                                             --------------------         -------------------
                                                                                  (Unaudited)                   (Note)
                                                                               ----------------             ----------------
         ASSETS:

Real estate leased to others:
   Real estate leased to others under the operating method, net of accumulated depreciation of $39,547 and $32,401 at
      September 30, 2002 and December 31, 2001                                      $439,621                    $426,842
   Net investment in direct financing leases                                         201,502                     258,041
                                                                                    --------                    --------
      Real estate leased to others                                                   641,123                     684,883
Operating real estate, net of accumulated depreciation of $1,583 and
    $2,076 at September 30, 2002 and December 31, 2001                                 4,130                       5,990
Real estate under construction and redevelopment                                       3,541                       2,797
Equity investments                                                                    59,850                      50,629
Assets held for sale                                                                  21,542                      23,693
Cash and cash equivalents                                                             11,998                       8,870
Due from affiliates                                                                   26,955                      18,789
Goodwill                                                                              40,964                      40,964
Intangible assets, net of accumulated amortization                                    46,367                      51,846
Other assets                                                                          14,293                      27,422
                                                                                    --------                    --------
           Total assets                                                             $870,763                    $915,883
                                                                                    ========                    ========

         LIABILITIES, MINORITY INTEREST AND MEMBERS' EQUITY:
Liabilities:
Mortgage notes payable                                                              $176,434                    $200,515
Notes payable                                                                         49,000                      95,000
Accrued interest                                                                       1,440                       1,312
Dividends payable                                                                     15,426                      14,836
Due to affiliates                                                                      4,289                      16,790
Accrued and deferred income taxes                                                     18,367                       9,628
Prepaid rental income and security deposits                                            3,602                       3,198
Other liabilities                                                                     14,049                      14,145
                                                                                    --------                    --------
           Total liabilities                                                         282,607                     355,424
                                                                                    --------                    --------

Minority interest                                                                        917                         794
                                                                                    --------                    --------

Commitments and contingencies

Members' equity:
Listed shares, no par value; 35,871,482 and 34,742,436 shares issued
    and outstanding at September 30, 2002 and December 31, 2001                      689,026                     664,751
Dividends in excess of accumulated earnings                                          (92,774)                    (97,200)
Unearned compensation                                                                 (6,366)                     (4,454)
Accumulated other comprehensive loss                                                  (2,647)                     (3,432)
                                                                                    --------                    --------
           Total members' equity                                                     587,239                     559,665
                                                                                    --------                    --------
           Total liabilities, minority interest and members' equity                 $870,763                    $915,883
                                                                                    ========                    ========

           The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date.

                             W. P. CAREY & CO. LLC

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               (In thousands, except per share and share amounts)

                                                                 Three Months Ended                      Nine Months Ended
                                                                 ------------------                      -----------------
                                                                    September 30,                           September 30,
                                                                    -------------                           -------------
                                                              2002                2001                2002                2001
                                                             -------             -------            --------             -------
Revenues:
   Management income from affiliates                         $18,669             $11,141            $ 50,752             $32,189
   Rental income                                              12,095              11,110              36,176              34,334
   Interest income from direct financing leases                5,641               6,926              17,327              20,091
   Other income                                                  406                 255                 914               3,468
   Other interest income                                         390                 262               1,326                 797
   Revenue from other business operations                        996                 938               2,556               2,508
                                                             -------             -------            --------             -------
                                                              38,197              30,632             109,051              93,387
                                                             -------             -------            --------             -------

Expenses:
   Interest                                                    4,054               4,694              12,594              15,037
   Depreciation                                                2,747               2,478               8,083               7,527
   Amortization                                                2,310               3,465               6,930              10,394
   General and administrative                                 10,066               6,873              26,736              19,756
   Property expenses                                           2,214                 951               5,070               4,946
   Impairment loss on real estate                                  -                 763                   -                 763
   Operating expenses from other business
      operations                                                 662                 603               1,755               1,757
                                                             -------             -------            --------             -------
                                                              22,053              19,827              61,168              60,180
                                                             -------             -------            --------             -------

   Income from continuing operations before
      minority interest, equity investments, gain
      on sale and income taxes                                16,144              10,805              47,883              33,207

Minority interest in loss                                          3                  36                  47                  98
Income from equity investments                                   454               1,005               1,083               3,235
                                                             -------             -------            --------             -------

   Income from continuing operations before gain
      on sale and income taxes                                16,601              11,846              49,013              36,540

Gain on sales of real estate and investments                      (7)                786              12,416               1,227
                                                             -------             -------            --------             -------

   Income from continuing operations before
      income taxes                                            16,594              12,632              61,429              37,767

Provision for income taxes                                    (4,052)             (2,874)            (11,358)             (5,926)
                                                             -------             -------            --------             -------

   Income from continuing operations                          12,542               9,758              50,071              31,841
                                                             -------             -------            --------             -------

Discontinued operations:
   Income from operations of discontinued
      properties                                                 703               1,479               4,851               3,787
   Gain on sale of real estate                                 2,443                   -               2,409                   -
   Impairment loss on properties held for sale                (2,703)                  -              (7,024)                  -
                                                             -------             -------            --------             -------

   Income from discontinued operations                           443               1,479                 236               3,787
                                                             -------             -------            --------             -------

   Net income                                                $12,985             $11,237            $ 50,307             $35,628
                                                             =======             =======            ========             =======

                                 --Continued--

                             W. P. CAREY & CO. LLC

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               (In thousands, except per share and share amounts)
                                 (Continued)

                                                               Three Months Ended                       Nine Months Ended
                                                               ------------------                       -----------------
                                                                  September 30,                           September 30,
                                                                  -------------                           -------------
                                                            2002                2001                2002                2001
                                                            ----                ----                ----                ----
Basic earnings per share:
   Income from continuing operations                     $       .35         $       .29         $      1.40         $       .93
   Discontinued operations                                       .01                 .04                 .01                 .11
                                                         -----------         -----------         -----------         -----------
      Net income                                         $       .36         $       .33         $      1.41         $      1.04
                                                         ===========         ===========         ===========         ===========

Diluted earnings per share:
   Income from continuing operations                     $       .35         $       .28         $      1.38         $       .92
   Discontinued operations                                       .01                 .04                 .01                 .11
                                                         -----------         -----------         -----------         -----------
      Net income                                         $       .36         $       .32         $      1.39         $      1.03
                                                         ===========         ===========         ===========         ===========

Weighted average shares outstanding:
      Basic                                               35,829,687          34,535,728          35,573,981          34,403,331
                                                         ===========         ===========         ===========         ===========
      Diluted                                             36,423,026          34,855,481          36,173,636          34,720,700
                                                         ===========         ===========         ===========         ===========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                      CONDENSED CONSOLIDATED STATEMENTS OF
                        COMPREHENSIVE INCOME (UNAUDITED)
                                 (In thousands)

                                                             Three Months Ended           Nine Months Ended
                                                             ------------------           -----------------
                                                                September 30,                September 30,
                                                                -------------                -------------
                                                            2002           2001          2002           2001
                                                           -------        -------       -------       -------
Net income:                                                $12,985        $11,237       $50,307       $35,628
                                                           -------        -------       -------       -------

Other comprehensive (loss) income:
    Change in unrealized gain on marketable
      securities                                               (20)            (9)          (35)          126
    Foreign currency translation (loss) income                 (68)           587           820          (123)
                                                           -------        -------       -------       -------
      Other comprehensive (loss) income                        (88)           578           785             3
                                                           -------        -------       -------       -------

      Comprehensive income                                 $12,897        $11,815       $51,092       $35,631
                                                           =======        =======       =======       =======

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                             W. P. CAREY & CO. LLC

          CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                            Nine Months Ended September 30,
                                                                                            -------------------------------
                                                                                               2002                 2001
                                                                                            ---------              --------
Cash flows from operating activities:
   Net income                                                                               $  50,307              $ 35,628
   Adjustments to reconcile net income to net cash
      provided by continuing operating activities:
      Income from discontinued operations, including gain on sale                              (7,260)               (3,787)
      Depreciation and amortization                                                            15,578                18,048
      Noncash settlement income                                                                (2,097)                    -
      Gain on sale of real estate and equity investments, net                                 (12,416)               (1,227)
      Minority interest in loss                                                                   (47)                  (98)
      Straight-line rent adjustments and other noncash rent adjustments                          (476)                 (669)
      Equity income in excess of distributions                                                    (62)                 (454)
      Management income received in shares of affiliates                                       (9,933)               (9,061)
      Costs paid by issuance of shares                                                            181                   209
      Writeoff of cumulative straight-line rent adjustment                                          -                 1,321
      Impairment losses on real estate and properties held for sale                             7,024                   763
      Amortization of unearned compensation                                                     2,174                 1,454
      Increase in deferred income taxes payable                                                 7,920                 4,797
      Increase (decrease) in accrued taxes payable                                                820                  (271)
      Increase in structuring fees receivable                                                  (9,527)               (4,089)
      Deferred acquisition fees received                                                          916                     -
      Net change in other operating assets and liabilities                                      4,950                (6,692)
                                                                                            ---------              --------
      Net cash provided by continuing operations                                               48,052                35,872
      Net cash provided by discontinued operations                                              5,261                 4,098
                                                                                            ---------              --------
          Net cash provided by operating activities                                            53,313                39,970
                                                                                            ---------              --------

Cash flows from investing activities
   Distributions received from equity investments in excess of equity income                    2,473                 1,097
   Capital distributions received from equity investments                                       1,255                     -
   Proceeds from sale of property and investments                                              48,514                 8,509
   Purchase of securities                                                                        (286)                    -
   Release of funds from escrow in connection with the sale of a property                       9,366                     -
   Purchases of real estate and equity investments                                             (1,268)              (18,500)
   Additional capital expenditures                                                               (783)               (2,169)
   Payment of deferred acquisition fees                                                          (524)                 (520)
                                                                                            ---------              --------
          Net cash provided by (used in) investing activities                                  58,747               (11,583)
                                                                                            ---------              --------

Cash flows from financing activities:
   Dividends paid                                                                             (45,290)              (43,328)
   Payment of accrued preferred distributions                                                  (1,423)                    -
   Contributions from minority interest                                                             -                   202
   Proceeds from issuance of shares, net                                                        8,471                 2,715
   Payments of mortgage principal                                                              (6,233)               (8,432)
   Prepayments of mortgage principal and notes payable                                       (118,316)              (63,542)
   Proceeds from mortgages payable and note payable                                            54,000                88,459
   Payment of financing costs                                                                    (165)               (1,957)
                                                                                            ---------              --------
          Net cash used in financing activities                                              (108,956)              (25,883)
                                                                                            ---------              --------

Effect of exchange rate changes on cash                                                            24                    (9)
                                                                                            ---------              --------

          Net increase in cash and cash equivalents                                             3,128                 2,495

Cash and cash equivalents, beginning of period                                                  8,870                10,165
                                                                                            ---------              --------

          Cash and cash equivalents, end of period                                          $  11,998              $ 12,660
                                                                                            =========              ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                             W. P. CAREY & CO. LLC

          CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)
                                   CONDENSED
                      (In thousands, except share amounts)

Noncash operating, investing and financing activities:

   A. In connection with the acquisition of Carey Management LLC in June 2000, the Company has an obligation to issue up to an additional 2,000,000 shares over four years, if specified performance criteria are achieved. The performance criteria for the years ended December 31, 2001 and 2000 were achieved, and as a result 500,000 shares were issued during each of the nine-month periods ended September 30, 2002 and 2001. The cost attributable to such shares of $10,440 in 2002 and $8,145 in 2001 was included in goodwill in the accompanying condensed consolidated financial statements.

         Effective January 1, 2001, the CPA(R) Partnerships became wholly-owned subsidiaries of the Company when 151,964 shares ($2,811) were issued in consideration for acquiring the remaining special partner interests.

   B. During each of the nine-month periods ended September 30, 2002 and 2001, the Company issued restricted shares of $101 to affiliated parties, including directors, in consideration of services rendered. Restricted shares valued at $3,870 and $1,225, respectively, were issued to employees and recorded as unearned compensation, a component of members' equity, during the nine-month periods ended September 30, 2002 and 2001. Unvested restricted shares and options of $39 and $116, respectively, were forfeited during the nine-month periods ended September 30, 2002 and 2001. Included in compensation expense for the nine-month periods ended September 30, 2002 and 2001 was $2,175 and $1,454, respectively, relating to equity awards from the Company's share incentive plans.

   C. In connection with the sale of a property during the nine-month period ended September 30, 2001, the Company received a note receivable of $700 in partial consideration for the sale.

   D. In connection with contributing its tenancy-in-common interest in properties leased to Childtime Childcare, Inc. to a limited partnership, assets and liabilities were reclassified as follows:

Land                                                           $ 1,674
Net investment in direct financing lease                         2,413
Other assets                                                         1
Mortgage payable                                                (1,134)
                                                               -------
    Equity investment                                          $ 2,954
                                                               =======

   E. In connection with the sale of properties in 2002, $15,714 was placed in an escrow account of which $14,738 was subsequently released in connection with the purchase of properties. In 2002, $9,366 was released from an escrow account that related to the sale of a property in 2001.

   F. During the nine-month period ended September 30, 2001, the Company purchased an equity interest in an affiliate, W. P. Carey International LLC, in consideration for issuing a promissory note of $1,000. The promissory note was satisfied in October 2002.

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                             W. P. CAREY & CO. LLC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           (dollars in thousands, except share and per share amounts)

Note 1:  Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of W. P. Carey & Co. LLC (the "Company") and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All significant inter-entity balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

As more fully described in Note 11, effective January 1, 2002, the Company no longer amortizes goodwill and indefinite-lived assets.

Certain prior period amounts have been reclassified to conform to current period financial statement presentation.

Note 2.  Earnings Per Share:

Basic and diluted earnings per common share for the Company for the three-month and nine-month periods ended September 30, 2002 and 2001 were calculated as follows:

                                                                    Three Months Ended September 30,
                                                                    --------------------------------
                                                                        2002                  2001
                                                                    -----------           -----------
Net income                                                          $    12,985           $    11,237
                                                                    ===========           ===========
Weighted average shares - basic                                      35,829,687            34,535,728
Effect of dilutive securities:  Stock options and warrants              593,339               319,753
                                                                    -----------           -----------
Weighted average shares - diluted                                    36,423,026            34,855,481
                                                                     ==========            ==========

Basic earnings per share:
    Income from continuing operations                               $       .35           $       .29
    Discontinued operations                                                 .01                   .04
                                                                    -----------           -----------
         Net income                                                 $       .36           $       .33
                                                                    ===========           ===========

Diluted earnings per share:
    Income from continuing operations                               $       .35           $       .28
    Discontinued operations                                                 .01                   .04
                                                                    -----------           -----------
         Net income                                                 $       .36           $       .32
                                                                    ===========           ===========

                                                                     Nine Months Ended September 30,
                                                                     --------------------------------
                                                                        2002                  2001
                                                                    -----------           -----------
Net income                                                          $    50,307           $    35,628
                                                                    ===========           ===========
Weighted average shares - basic                                      35,573,981            34,403,331
Effect of dilutive securities:  Stock options and warrants              599,655               317,369
                                                                    -----------           -----------
Weighted average shares - diluted                                    36,173,636            34,720,700
                                                                    ===========           ===========

Basic earnings per share:
    Income from continuing operations                               $      1.40           $       .93
    Discontinued operations                                                 .01                   .11
                                                                    -----------           -----------
         Net income                                                 $      1.41           $      1.04
                                                                    ===========           ===========

                              W.P. CAREY & CO. LLC

                                                                         2002                  2001
                                                                         ----                  ----
Diluted earnings per share:
    Income from continuing operations                                   $1.38                 $ .92
    Discontinued operations                                               .01                   .11
                                                                        -----                 -----
         Net income                                                     $1.39                 $1.03
                                                                        =====                 =====

Note 3.  Transactions with Related Parties:

The Company earns fees as the Advisor to the following real estate investment trusts ("REITs"), Carey Institutional Properties Incorporated ("CIP(R)"), Corporate Property Associates 12 Incorporated ("CPA(R):12"), Corporate Property Associates 14 Incorporated ("CPA(R):14") and Corporate Property Associates 15 Incorporated ("CPA(R):15") (collectively, the "CPA(R) REITs"). Through April 30, 2002, the Company also earned fees as Advisor to Corporate Property Associates 10 Incorporated ("CPA(R):10"). Effective May 1, 2002, CPA(R):10 was merged into CIP(R). Under the advisory agreements with the CPA(R) REITs, the Company performs services related to the day-to-day management of the CPA(R) REITs and transaction-related services in connection with structuring and negotiating real estate acquisitions and mortgage financing. In addition, the Company's broker-dealer subsidiary earns fees in connection with the "best efforts" public offering of CPA(R) REITs (currently CPA(R): 15). The Company earns an asset management fee at a per annum rate of 1/2 of 1% of Average Invested Assets, as defined in the Advisory Agreement, for each CPA(R) REIT and, based upon specific performance criteria for each CPA(R) REIT, may be entitled to receive a performance fee of 1/2 of 1% of Average Invested Assets. Fees for transaction-related services are only earned for completed transactions. The Company is reimbursed for the cost of personnel provided for the administration of the CPA(R) REITs.

For the three-month periods ended September 30, 2002 and 2001, asset-based fees (including reimbursements) earned were $8,914 and $6,806, respectively, and transaction fees earned were $9,755 and $4,336, respectively. For the nine-month periods ended September 30, 2002 and 2001, asset-based fees earned were $26,815 and $22,103, respectively, and transaction fees earned were $23,937 and $10,087, respectively.

The Company had not recognized any performance fees under its Advisory
Agreement with CPA(R):10 since the Company's management operations were acquired in June 2000. In April 2002, CPA(R):10 met its "preferred return" at which time the performance criterion was met and the Company earned a performance fee of $1,463, including $267 relating to 2002. In addition, the Company earned disposition fees of $248 from CPA(R):10, representing a percentage of sales proceeds from CPA(R):10 property sales for the period from June 28, 2000 through April 30, 2002, the date that CPA(R):10 and CIP(R) merged. The performance criteria for CPA(R):14 were satisfied for the first time during the three month period ended June 30, 2001, resulting in the Company's recognition of $3,112 for the period December 1997 through March 2001.

On August 28, 2002, the Company as Advisor to CIP(R), CPA(R):12 and CPA(R):14 structured a securitization of mortgage loans. The three CPA(R) REITs obtained an aggregate of $172,335 of limited recourse mortgage financing collateralized by 62 properties and lease assignments. The loans were pooled into a trust, Carey Commercial Mortgage Trust, a non-affiliate, whose sole asset consists of the loans and sold interests in the trust as collateralized mortgages in a private placement to institutional investors. The Company and the three CPA(R) REITs agreed to acquire a separate class of subordinated interests in the trust in proportion to the new mortgage financings completed in connection with the securitization, including the pro rata share from equity investments. In connection with the transaction, the Company acquired a $241 subordinated interest and an interest in an institutional class of the investment of $45.

In connection with the securitization, on August 1, 2002, the Company contributed its 33.93% tenancy-in-common interest in properties leased to Childtime Childcare, Inc. ("Childtime") into a limited partnership, with CIP(R) as the general partner, in order to facilitate the refinancing of the mortgage loan on the Childtime properties in connection with the securitization. As a result of contributing the Childtime interest into the limited partnership, the investment in Childtime is now being accounted for as an equity investment.

In connection with the acquisition of the majority interests in the CPA(R) partnerships on January 1, 1998, a CPA(R) partnership had not achieved the specified cumulative return as of the acquisition date. The subordinated preferred return

                              W. P. CAREY & CO. LLC

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

Note 4.  Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues for the nine-month periods ended September 30, 2002 and 2001 are as follows:

                                                                        2002                     2001
                                                                       -------                  -------
Per Statements of Income:
     Rental income                                                     $36,176                  $34,334
     Interest income from direct financing leases                       17,327                   20,091
Adjustment:
     Share of leasing revenues applicable to minority interests           (581)                    (373)
     Share of leasing revenues from equity investments                   5,220                    5,110
                                                                       -------                  -------
                                                                       $58,142                  $59,162
                                                                       =======                  =======

For the nine months ended September 30, 2002 and 2001, the Company earned its net leasing revenues (i.e., rental income and interest income from direct financing leases) from more than 90 lessees. A summary of net leasing revenues is as follows:

                                                                         2002        %            2001          %
                                                                         ----       ---           ----         ---
Dr Pepper Bottling Company of Texas                                    $ 3,300       6%         $ 3,257         6%
Detroit Diesel Corporation                                               3,118       5            3,078         5
Gibson Greetings, Inc., a wholly-owned subsidiary of American
    Greetings, Inc.                                                      3,107       5            3,077         5
Bouygues Telecom, S.A. (b)                                               2,175       4              690         1
Federal Express Corporation (a)                                          2,147       4            2,123         4
Orbital Sciences Corporation                                             1,991       3            1,991         3
Quebecor Printing, Inc.                                                  1,921       3            1,920         3
America West Holdings Corp.                                              1,904       3            1,904         3
Livho, Inc.                                                              1,890       3            1,926         3
AutoZone, Inc.                                                           1,769       3            1,793         3
The Gap, Inc. (see Note 13)                                              1,654       3            1,654         3
Sybron International Corporation                                         1,623       3            1,623         3
Checkfree Holdings Corporation Inc. (a)                                  1,581       3            1,566         3
Lockheed Martin Corporation                                              1,447       3            1,622         3
Unisource Worldwide, Inc.                                                1,299       2            1,300         2
AP Parts International, Inc.                                             1,275       2            1,213         2
CSS Industries, Inc.                                                     1,243       2            1,206         2
Information Resources, Inc. (a)                                          1,233       2            1,233         2
Sybron Dental Specialties Inc.                                           1,210       2            1,210         2
Brodart, Co.                                                             1,139       2            1,139         2
Sprint Spectrum, L.P.                                                    1,068       2            1,023         2
Eagle Hardware & Garden, Inc., a wholly-owned subsidiary of
    Lowe's Companies Inc.                                                  968       2              876         2
AT&T Corporation                                                           945       2              571         1
United States Postal Service                                               925       2              853         1
BellSouth Telecommunications, Inc.                                         918       2              918         2
Cendant Operations, Inc.                                                   807       1              807         1
Anthony's Manufacturing Company, Inc.                                      764       1              734         1
Other (b)                                                               14,721      25           17,855        30
                                                                       -------     ---          -------       ---
                                                                       $58,142     100%         $59,162       100%
                                                                       =======     ===          =======       ===

(a) Represents the Company's proportionate share of lease revenue from its equity investment.

(b) Includes proportionate share of lease revenues from the Company's equity investments and net of proportionate share applicable to minority interest owners.

                              W. P. CAREY & CO. LLC

Note 5.  Equity Investments:

The Company owns 780,269 units of the operating partnership of MeriStar Hospitality Corporation ("MeriStar"), a publicly-traded real estate investment trust which primarily owns hotels, and which is being accounted for under the equity method. As of September 30, 2002, the Company's carrying value was $10,517. The Company has the right to convert its units in the operating partnership to shares of common stock in MeriStar at any time on a one-for-one basis.

MeriStar's financial statements for the six-month period ended June 30, 2002 reported total assets of $2,989,953 and shareholders' equity of $1,027,872. For the nine-month period ended September 30, 2002, MeriStar reported revenues of $767,474 and a net loss of $36,372.

The Company owns equity interests in three limited partnerships and two limited liability companies that each own real estate net leased to a single tenant, with the remaining interests owned by affiliates. As of August 1, 2002, the Company accounts for its investment in the newly-formed Childtime properties limited partnership using the equity method of accounting (see Note 3).

The Company also owns interests in four CPA(R) REITs and a 10% interest in W.
P. Carey International LLC ("WPCI"), an investment banking firm majority-owned by the Company's Chairman, which structures net lease transactions outside of the United States. The Company's interests in the CPA(R) REITs are accounted for under the equity method due to the Company's ability to exercise significant influence as the Advisor to the CPA(R) REITs. The Company also exercises significant influence over WPCI. The CPA(R) REITs are publicly registered and file financial statements with the United States Securities and Exchange Commission. As of September 30, 2002, the Company owns 547,092 CIP(R) shares, 556,536 CPA(R):12 shares, 871,632 CPA(R):14 shares and 26,957 CPA(R):15 shares.

Combined financial information of the affiliated equity investees is summarized as follows:

                                                           September 30, 2002        December 31, 2001
                                                           ------------------        -----------------
Assets (primarily real estate)                                 $2,926,922                $1,794,229
Liabilities (primarily mortgage notes payable)                  1,463,194                   804,383
Partners' capital/Shareholders' equity                          1,463,728                   989,846

                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                    2002               2001
                                                                    ----               ----
Revenues (primarily rental revenue)                              $ 179,458          $ 164,051
Expenses (primarily interest and depreciation)                    (125,148)          (100,713)
                                                                 ---------          ---------
Net income                                                       $  54,310          $  63,338
                                                                 =========          =========

                              W. P. CAREY & CO. LLC

Note 6.  Segment Reporting:

The Company operates in two business segments - management of affiliates and real estate operations. The two segments are summarized as follows:

Nine Months ended Sept 30,                       Management        Real Estate       Other(1)         Total Company
--------------------------                       ----------        -----------      ----------        -------------
Revenues:
     2002                                         $50,752            $ 55,743         $2,556             $109,051
     2001                                          32,189              58,690          2,508               93,387

Operating, interest, depreciation and
amortization expenses (excluding
provision for income taxes):
     2002                                         $29,291            $ 30,121         $1,756             $ 61,168
     2001                                          25,067              33,356          1,757               60,180

Income from equity investments:
     2002                                         $   354            $    729              -             $  1,083
     2001                                             281               2,954              -                3,235

Net operating income(2)(3)(4):
     2002                                         $21,815            $ 26,351         $  800             $ 48,966
     2001                                           7,403              28,288            751               36,442

Long-lived assets:
     September 30, 2002                          $ 68,321            $678,585         $4,130             $751,036
     December 31, 2001                             64,286             721,895          5,990              792,171

Total assets:
     September 30, 2002                          $147,930            $718,456         $4,377             $870,763
     December 31, 2001                            132,824             775,062          7,997              915,883

(1)   Primarily consists of the Company's other business operations.

(2) Management net operating income includes charges for amortization of intangibles of $5,479 for the nine-month period ended September 30, 2002 and amortization of intangibles and goodwill of $8,929 for the nine-month period ended September 30, 2001.

(3) Net operating income excludes gains and losses on sales, provision for income taxes and minority interest

(4) Real estate net operating income excludes income from discontinued operations of $7,260 and impairment on properties held for sale of $7,024 for the nine-month period ended September 30, 2002 and income from discontinued operations of $3,787 for the nine-month period ended September 30, 2001.

Note 7.  Gain on Sale of Real Estate:

During the nine-month period ended September 30, 2002, the Company sold properties in Fredericksburg, Virginia; Petoskey, Michigan; Urbana, Illinois; Maumelle, Arkansas; Burnsville, Minnesota; Colville, Washington; McMinnville, Tennessee and Casa Grande, Arizona for an aggregate of $13,604 and recognized a net gain on sales of $1,766. In July 2002, the Company also sold six properties leased to Saint-Gobain Corporation ("Saint-Gobain") located in New Haven, Connecticut; Mickelton, NJ; Aurora, Ohio; Mantua, Ohio and Bristol, Rhode Island for $26,000 and recognized a gain on sale of $1,796.

At December 31, 2001, the Company's 18.3 acre property in Los Angeles, California was classified as held for sale. In January 2002, the Company entered into a purchase and sales agreement with the Los Angeles Unified School District (the "School District") to sell the property for $24,000, less costs, and in June 2002 the sale was completed. The Company recognized a gain on sale of $11,160.

In addition to the sale of the property, a wholly-owned indirect subsidiary of the Company entered into a build-to-suit development management agreement with the School District with respect to the development and construction of a new high school on the property. The subsidiary, in turn, engaged a general contractor to undertake the construction project.

                              W. P. CAREY & CO. LLC

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

Due to the Company's continuing involvement with the build-to-suit of the property, the recognition of gain on sale and the subsequent build-to-suit fee income on the build-to-suit project are being recognized using a blended profit margin under the percentage completion method of accounting, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real Estate" and Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." The build-to-suit development agreement provides for fees of up to $4,700 and an early completion incentive fee of $2,000 if the project is completed before September 1, 2004, $200 of which the subsidiary would be obligated to share with the minority interest owner of the subsidiary. The incentive fee is not included in the percentage of completion calculation. In addition, approximately $2,000 of the gain on sale has been deferred and will be recognized only when the Company is released from its $2,000 guarantee commitment. For the nine months ended September 30, 2002, the Company recognized $115 of build-to-suit development fee management income.

During the nine months ended September 30, 2001, the Company sold nine properties and an equity investment in a real estate partnership for $18,557 (including a note for $700) and recognized net gain on sales of $1,227.

Note 8.  Acquisition of Real Estate:

On September 12, 2002, the Company used $14,379 from an escrow account which had been funded with proceeds from the sale of properties to purchase properties in Lenexa, Kansas; Winston-Salem, North Carolina and Dallas, Texas and entered into a master net lease with BE Aerospace, Inc. ("BE Aerospace"). The lease has an initial term of fifteen years with two ten-year renewal options. Initial annual rent is $1,421 with stated annual increases of 1.5%. On October 29, 2002, the Company obtained limited recourse mortgage financing of $9,200 collateralized by the BE Aerospace properties. The loan provides for monthly payments of interest and principal of $56 at an annual interest rate of 6.11% and based on a thirty-year amortization schedule. The loan matures in November 2012 at which time a balloon payment is scheduled.

On September 30, 2002, the Company purchased 1.5 acres of land in Broomfield, Colorado for $744. The land is adjacent to an existing property and an additional 11 acres of land. The Company intends to redevelop the property, with various alternatives currently being evaluated.

Note 9.  Discontinued Operations:

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for financial statements issued for fiscal years beginning after December 15, 2001, the results of operations and gain or loss on sales of real estate for properties sold or held for sale are to be reflected in the consolidated statements of operations as "Discontinued Operations" for all periods presented. The provisions of SFAS No. 144 are effective for disposal activities initiated by the Company's commitment to a plan of disposition after the date it is initially applied (January 1, 2002). Properties held for sale as of December 31, 2001 are not included in discontinued operations. Properties sold in 2002 that were held for sale as of December 31, 2001 include properties in Los Angeles, California; Urbana, Illinois; Maumelle, Arkansas; Burnsville, Minnesota and Casa Grande, Arizona and, accordingly, the results of operations and the related gain or loss on sale for these properties are not included in "Discontinued Operations."

                              W. P. CAREY & CO. LLC

As of September 30, 2002, the operations of seventeen properties which have been sold or are held for sale as of September 30, 2002 are included as "Discontinued Operations." A summary of the properties for the three and nine-month periods ended September 30, 2002 and 2001 is as follows:

                                                                  Three Months Ended September 30,
                                                                  --------------------------------
                                                                      2002              2001
                                                                    -------            -------
Revenues (primarily rental income, interest income
    from direct financing leases and hotel revenues)                $ 1,180            $ 2,709
Expenses (primarily interest, depreciation and hotel
    expenses)                                                          (477)            (1,230)
Impairment loss on real estate                                       (2,703)                 -
Gain on sales of real estate                                          2,443                  -
                                                                    -------            -------
    Income from discontinued operations                             $   443            $ 1,479
                                                                    =======            =======

                                                                  Nine Months Ended September 30,
                                                                  -------------------------------
                                                                     2002               2001
                                                                    -------            -------
Revenues (primarily rental income, interest income
    from direct financing leases and hotel revenues)                $ 8,162            $ 7,509
Expenses (primarily interest, depreciation and hotel
    expenses)                                                        (3,311)            (3,722)
Impairment loss on real estate                                       (7,024)                 -
Gain on sales of real estate                                          2,409                  -
                                                                    -------            -------
    Income from discontinued operations                             $   236            $ 3,787
                                                                    =======            =======

Note 10.  Assets Held for Sale and Impairment Loss on Real Estate:

The Company owns a property in Garland, Texas which lease expired in October 2002 and the property is currently vacant. The Company intends to sell the property within the next twelve months. Based on its decision to market the property for sale, the property was written down to its estimated fair value less cost to sell, and an impairment loss of $1,670 was recognized in 2002.

The Company owns a property in Winona, Minnesota. Based on a deterioration in the financial condition of the lessee and its inability to meet its lease obligations, the property was written down to its estimated fair value and an impairment loss of $3,800 was recognized in 2002. The Company is currently negotiating a sale of the property to the lessee and expects to sell the property before December 31, 2002.

The Company owns a property located in College Station, Texas, a portion of which was leased to Texas Digital Systems, Inc. ("Digital"). The Company entered into an agreement with Digital to sell its portion of the property for $844, which sale was completed in October 2002. The property was written down to an amount equal to the estimated net sales proceeds and an impairment loss on properties held for sale of $521 was recognized in 2002.

In connection with the anticipated sales of three additional properties within the next twelve months, the Company has recognized impairment losses on properties held for sale of $1,034 in 2002 on the writedown of the properties to their anticipated sales price, less estimated costs to sell. One of the properties, located in Glendale, Arizona, was sold in October 2002 for $685.

The results of operations and the impairment losses on the properties classified as assets held for sale are included in discontinued operations (also see Note 9).

Note 11.  Goodwill and Intangible Assets:

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 "Goodwill and Other Intangibles," which was adopted by the Company as of January 1, 2002. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets no longer be amortized and must be tested for impairment at least annually. Intangible assets acquired and liabilities assumed in business combinations are only amortized if such assets and liabilities are

                              W. P. CAREY & CO. LLC

capable of being separated or divided and sold, transferred, licensed, rented or exchanged or arise from contractual or legal rights (including leases), and are amortized over their useful lives.

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

Goodwill and other intangible assets as of September 30, 2002 are summarized as follows:

                                                   Gross Carrying Amount       Accumulated Amortization
                                                   ---------------------       ------------------------
Amortized intangible assets:
   Management contracts                                   $59,135                     $(16,743)
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

A summary of the effect of amortization of goodwill and intangible assets on reported earnings for the three-month and nine-month periods ended September 30, 2002 and 2001 is as follows:

                                                 Three Months Ended            Nine Months Ended
                                                 ------------------            -----------------
                                                    September 30,                September 30,
                                                    -------------                -------------
                                                2002           2001            2002         2001
                                                ----           ----            ----         ----
Goodwill amortization                               -         $ 1,033              -       $ 3,097
Trade name amortization                             -             118              -           353
Management contracts amortization             $ 1,826           1,826        $ 5,479         5,479
Net income                                     12,985          11,237         50,307        35,628

                              W. P. CAREY & CO. LLC

                                                    Three Months Ended               Nine Months Ended
                                                    ------------------               -----------------
                                                      September 30,                     September 30,
                                                      -------------                     -------------
                                                  2002             2001             2002             2001
                                                 -------          -------          -------          -------
Reported net income                              $12,985          $11,237          $50,307          $35,628
Add back: Goodwill amortization                        -            1,033                -            3,097
          Trade name amortization                      -              118                -              353
                                                 -------          -------          -------          -------
Adjusted net income                              $12,985          $12,388          $50,307          $39,078
                                                 =======          =======          =======          =======

Basic earnings per share:
Reported net income                              $   .36          $   .33          $  1.41          $  1.04
Add back: Goodwill amortization                        -              .03                -              .09
          Trade name amortization                      -                -                -              .01
                                                 -------          -------          -------          -------
Adjusted basic earnings per share                $   .36          $   .36          $  1.41          $  1.14
                                                 =======          =======          =======          =======

Diluted earnings per share:
Reported net income                              $   .36          $   .32          $  1.39          $  1.03
Add back: Goodwill amortization                        -              .03                -              .09
          Trade name amortization                      -                -                -              .01
                                                 -------          -------          -------          -------
Adjusted diluted earnings per share              $   .36          $   .35          $  1.39          $  1.13
                                                 =======          =======          =======          =======

Amortization of intangibles for the next five years is estimated to be $7,280 in 2002; $6,686 in 2003 and 2004; $6,596 in 2005 and $4,519 in 2006.

Note 12.  Accounting Pronouncements:

In June 2001, FASB issued SFAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles," which establish accounting and reporting standards for business combinations and certain assets and liabilities acquired in business combinations.

SFAS No. 141 requires that all business combinations and asset acquisitions be accounted for under the purchase method, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. Use of the pooling-of-interests method for business combinations is no longer permitted. The adoption of SFAS No. 141 did not have a material effect on the Company's financial statements. The effect of SFAS No. 142 is described in Note 11.

In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets" which addresses the accounting and reporting for the impairment and disposal of long-lived assets and supercedes SFAS No. 121 while retaining SFAS No. 121's fundamental provisions for the recognition and measurement of impairments. SFAS No. 144 removes goodwill from its scope, provides for a probability-weighted cash flow estimation approach for analyzing situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration and broadens that presentation of discontinued operations to include a component of an entity. The adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on the Company's financial statements; however, the revenues and expenses relating to an asset held for sale or sold have been presented as a discontinued operation for all periods presented. The provisions of SFAS No. 144 are effective for disposal activities initiated by the Company's commitment to a plan of disposition after the date it is initially applied (January 1, 2002). The effect of SFAS No. 144 on the Company's financial statements is described in Note 10.

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

                              W. P. CAREY & CO. LLC

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

In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions" which amends SFAS No. 72, SFAS No. 144 and FASB Interpretation No. 9. SFAS No. 147 provides guidance on the accounting for the acquisitions of certain financial institutions and includes long-term customer relationships as intangible assets within the scope of SFAS No. 144. The Company does not expect SFAS No. 147 to have a material effect on its financial statements.

Note 13.  Subsequent Event:

In January 2002, The Gap, Inc. ("the Gap") a lessee of two properties located in Erlanger, Kentucky, notified the Company that it would not renew its leases which expire in February 2003. Annual rent under the leases is $2,205. In October 2002, the Company reached an agreement with the Gap for a lease termination settlement pursuant to a make-whole provision in the Gap lease. Under the settlement, the Company will receive a payment from the Gap of $2,250 by no later than March 1, 2003.

                              W. P. CAREY & CO. LLC

               Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               (In thousands, except share and per share amounts)

The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto as of September 30, 2002 of
W. P. Carey & Co. LLC and its subsidiaries ("WPC") included in this quarterly report and WPC's Annual Report on Form 10-K for the year ended December 31, 2001. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of WPC to be materially different from the results of operations or plans expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by WPC that the results or conditions described in such statements or the objectives and plans of WPC will be achieved. Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2001 provides a description of WPC's business objectives, strategies and risk factors which could affect future operating results.

Certain accounting policies are critical to the understanding of WPC's financial condition and results of operations. Management believes that an understanding of financial condition and results of operations requires an understanding of accounting policies relating to the use of estimates and revenue recognition.

The preparation of financial statements requires that Management make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. For instance, WPC must assess its ability to collect rent and other tenant-based receivables and determine an appropriate charge for uncollected amounts. Because fewer than 30 lessees represent more than 75% of annual rents, Management believes that it is necessary to evaluate specific situations rather than solely use statistical methods.

WPC also uses estimates and judgments when evaluating whether long-lived assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, Management performs projections of undiscounted cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires Management to make its best estimate of market rents, residual values and holding periods. In its evaluations, WPC generally obtains market information from outside sources; however, such information requires Management to determine whether the information received is appropriate to the circumstances. As WPC's investment objectives are to hold properties on a long-term basis, holding periods used in the analyses generally range from five to ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. WPC will consider the likelihood of possible outcomes in determining the best possible estimate of future cash flows. Because most of WPC's properties are leased to one tenant, WPC is more likely to incur significant writedowns when circumstances change because of the possibility that a property will be vacated in its entirety and, therefore, it is different than the risks related to leasing and managing multi-tenant properties. Events or changes in circumstances can result in further noncash writedowns and impact the gain or loss ultimately realized upon sale of the assets. WPC is required to perform a review of its estimate of residual value of its direct financing leases at least annually. Such annual review is currently being performed.

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

Asset-based management fees are earned when services are performed. A portion of the fees are subject to subordination provisions pursuant to the Advisory Agreements and are based on specific performance criteria. In connection with determining whether management and performance fees are recorded as revenue, Management performs analyses on a quarterly basis to measure whether subordination provisions have been met. Revenue is only recognized for performance based fees when the specific performance criteria are achieved.

                              W. P. CAREY & CO. LLC

               Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

               (In thousands, except share and per share amounts)

WPC acquired the business operations of Carey Management in 2000, and accounted for the acquisition as a purchase. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. Commencing in 2002, WPC tests goodwill for impairment at least annually using a two-step process. To identify any impairments, WPC first compares the estimated fair value of the reporting unit (management services segment) with its carrying amount, including goodwill. WPC calculates the estimated fair value of the management services segment by applying a multiple, based on comparable companies, to earnings. If the fair value of the management services segment exceeds its carrying amount, goodwill is considered not impaired. If the carrying amount of the management services unit exceeds its estimated fair value, then the second step is performed to measure the amount of impairment loss.

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

RESULTS OF OPERATIONS:

WPC is engaged in two reportable operating segments, real estate operations and management services, primarily as the Advisor to four affiliated real estate investment trusts (the "CPA(R) REITs"). WPC reported net income of $12,985 and $11,237 and income from continuing operations of $12,542 and $9,758 for the three-month periods ended September 30, 2002 and 2001, respectively, and net income of $50,307 and $35,628 and income from continuing operations of $50,071 and $31,841 for the nine-month periods ended September 30, 2002 and 2001, respectively. The results are not fully comparable due to the adoption of Statement of Financial Accounting Standard ("SFAS") No. 142 "Goodwill and Other Intangibles" in 2002. SFAS No. 142 discontinued the amortization of goodwill and indefinite-lived intangible assets and is not retroactively applicable to 2001. If the accounting change for amortization had been retroactively applied, the overall increase in net income would have been $597 and $11,229 for the comparable three-month and nine-month periods (also see Note 11 to the accompanying condensed consolidated financial statements). The results from continuing operations for the nine-month period ended September 30, 2002 include a gain of $11,160 on the sale of a property in Los Angeles, California.

                              W. P. CAREY & CO. LLC

               Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

               (In thousands, except share and per share amounts)

In addition to the effect of the change in amortizing goodwill and indefinite-lived intangible assets and the gain of $11,160 on the sale of the Los Angeles property, the increases in income from continuing operations for the comparable three-month and nine-month periods were due to increases in management income and, to a lesser extent, an increase in other interest income and a decrease in interest expense. These were partially offset by increases in the provision for income taxes and general and administrative expenses and, to a lesser extent, decreases in income from equity investments. Results for the comparable three-month periods were also affected by an increase in property expenses, and results for the comparable nine-month periods were affected by a decrease in other income.

Net operating income from real estate operations (income before gains and losses, income taxes, minority interest, and discontinued operations) decreased to $7,089 from $7,888 and to $26,351 from $28,288, respectively, for the comparable three and nine-month periods ended September 30, 2002 and 2001. The decrease in income for the comparable three and nine-month periods was primarily due to decreases in income from equity investments and, to a lesser extent, a decrease in lease revenues (rental income and interest income from direct financing leases), partially offset by decreases in interest expense, and the $763 impairment loss on real estate recognized in September 2001. Results for the comparable three-month periods were also affected by an increase in property expenses. For the comparable nine-month periods, results were affected by a decrease in other income; however, other interest income increased.

The decrease in income from equity investments was primarily due to WPC's equity investment in the operating partnership of MeriStar Hospitality Corporation. MeriStar, a real estate investment trust that owns more than 100 hotel properties throughout the United States and Canada, has been affected by the decline in travel, including business travel. WPC recognized income of $47 and a loss of $452 on the MeriStar equity investment in the three-month and nine-month periods ended September 30, 2002 as compared with income of $429 and $1,483 from its investment in MeriStar in the three-month and nine-month periods ended September 30, 2001.

Lease revenues (rental income and interest income from direct financing leases) decreased by $300 and $922, respectively, for the comparable three-month and nine-month periods ended September 30, 2002 and 2001 as a result of the sale of properties during 2001, including the Duff-Norton, Inc. property in July 2001 which had annual rents of $1,164, the sale of four properties classified as held for sale as of December 31, 2001 (and not reclassified as discontinued operations) and the termination of the Thermadyne lease. This was partially offset by a new lease in France with Bouygues Telecom, S.A. and an increase in rent from the expansion of the property leased to AT&T, both of which went into effect in the fourth quarter of 2001. Lease revenues also benefited from a new lease with BE Aerospace on a property purchased during the third quarter of 2002 as well as several rent increases on existing leases. Annual rent from the BE Aerospace lease is $1,421. After obtaining $9,200 of mortgage financing in October 2002, annual cash flow (rent less mortgage debt service) from the BE Aerospace properties will be $750

The decrease in interest expense for the three-month and nine-month periods ended September 30, 2002 and 2001 was primarily attributable to lower average outstanding balances on WPC's $185,000 credit facility and a decrease in interest rates during the comparable periods. WPC's credit facility is indexed to the London Inter-Bank Offered Rate ("LIBOR") and the LIBOR benchmark rate has declined since September 30, 2001. The average outstanding balance on the credit facility decreased by approximately $30,000 and the average interest rate decreased to 3.01% from 6.01% for the comparable nine-month periods. In June 2002, WPC paid off $12,580 in mortgage bonds on the Alpena and Petoskey hotel properties. The Petoskey property was subsequently sold in August 2002 The payoff of the bonds on the Alpena property will result in an annual decrease in interest expense of more than $500. The Alpena and Petoskey bonds were also collateralized by mortgages and lease assignments on eight other properties. Subsequent to the payoff of the bonds, WPC was able to complete the sale of a portion of its property in McMinnville, Tennessee. In July 2002 WPC obtained new financing of $7,000 on one of its properties located in Doraville, Georgia.

Property expenses increased by $1,263 for the comparable three-month periods ended September 30, 2002 and 2001. Property expenses for the prior year's nine-month period included a nonrecurring, noncash charge in connection with the writeoff of $1,321 of straight-line rents as uncollectible in connection with restructuring the lease with Livho,

                        W. P. CAREY & CO. LLC

               Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

               (In thousands, except share and per share amounts)

Inc. Excluding the writeoff, property expenses for the comparable nine-month periods ended September 30 2002 and 2001 would have increased by $1,445. The increases in property expenses, as adjusted, for the three-month and nine-month period ended September 30, 2002 and 2001 were primarily due to increases in real estate taxes, property insurance, property management and professional services and property maintenance expenses as a result of the termination of the Thermadyne Holdings Corp. lease in 2002 as well as an increase in costs related to properties that are either vacant or non-net leased, and a charge of approximately $200 to write off unamortized leasing costs in connection with a termination of a lease in Salisbury, North Carolina and the sale of the Maumelle, Arkansas property.

Other income generally consists of lease termination payments and other non-rent related revenues from real estate operations including, but not limited to, settlements of claims against former lessees. WPC receives settlements in the ordinary course of business; however, the timing and amount of such settlements cannot always be estimated. The results for the prior year's nine-month period include a settlement of approximately $2,500 from New Valley Corporation in the final settlement of a claim relating to termination of a lease in 1993 for WPC's property in Moorestown, New Jersey.

The increase in other interest income for the three and nine-month periods ended September 30, 2002 and 2001 is primarily related to interest earned on deferred acquisition fees which are payable by three of the CPA(R) REITs that it advises. The interest rates on the unpaid fees range from 6% to 7%.

Future operating cash flow will be affected by lease terminations and sales of properties. In December 2001, Thermadyne filed a petition of bankruptcy and subsequently vacated the property in February 2002. Annual rents from Thermadyne were $2,525. WPC has entered into an agreement-in-principle to re-lease a portion of the space for $817 to a tenant that currently occupies the space on a month-to-month basis and is seeking to re-market the remaining space. WPC is also actively remarketing the remaining space. In April 2002 Pillowtex, Inc. terminated its lease under its plan of reorganization, and vacated WPC's property in Salisbury, North Carolina in April. Pillowtex's annual rent was $691. In July, WPC sold six properties which had been leased to Saint-Gobain Corporation and paid off an existing mortgage loan. Annual cash flow (rentals less mortgage debt service) from the Saint-Gobain properties was $900 and was to decrease as a result of an interests rate reset provision which would have increased debt service. Substantially all of the funds from the Saint-Gobain sale were used to purchase a new real estate investment.

In January 2002, The Gap, Inc. notified WPC that it would not renew its leases which expire in February 2003 and contribute annual rent of $2,205. Based on current market rentals, WPC does not expect the rents for a new lease on the Gap property to reach current levels. Management believes that the prospects for leasing the Gap property on a long-term basis are good; however, it may take up to two years to remarket the property. WPC and the Gap have negotiated a lease termination settlement and WPC will receive $2,250 by no later than March 1, 2003. In June 2002, Wozniak Industries, Inc. notified WPC that it would not renew its lease, which expires in 2003 and contributes annual rent of $497. WPC owns a property in Garland, Texas leased to Varo, Inc. which lease expired in October 2002. Annual rents on the Varo property were $823. WPC is actively remarketing the Gap and Pillowtex properties, evaluating its strategy for the Wozniak property and intends to sell the Varo property in "as-is" condition.

Two leases with Federal Express Corporation were extended for five years and a lease with Verizon Communications, scheduled to expire in February, was extended for an additional ten-year term. A lease with Lockheed Martin Corporation for a portion of a property in Oxnard, California has been extended through February 2003 with an additional renewal depending on extension of certain government contracts. Annual rent under the Lockheed lease is $524.

In November 2001, WPC evicted Red Bank from its property in Cincinnati, Ohio and entered into an agreement-in-principle that effectively terminated the net lease because of Red Bank's inability to meet its annual rental lease obligation of $1,579. At that time, WPC assumed control of the property and was managing a public warehousing operation that occupies a portion of the building. Management evaluated several alternatives, and in May 2002

                        W. P. CAREY & CO. LLC

               Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

               (In thousands, except share and per share amounts)

signed a license agreement with a tenant to take over the operations of the property. The agreement provides for a one-year term and annual rent of $300. The former Red Bank property is currently classified as held for sale.

WPC continues to closely monitor the financial condition of several lessees which it believes have been affected by current economic conditions and other trends. Such lessees include America West Holding Corp. and Livho, Inc., which each represent 3% of lease revenues. America West, an air carrier, has obtained government financing subsequent to September 11, 2001 and its financial prospects are uncertain. Livho, the lessee of a Holiday Inn in Livonia, Michigan, is affected by the cyclical nature of the automotive industry. Due to declining operating results, WPC has agreed to amend its lease with Livho, with annual rents being reduced, effective in January 2003, to $1,800 from $2,520.

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

Net operating income from WPC's management services operations for the three-month and nine-month periods ended September 30, 2002 was $9,077 and $21,815 as compared with $2,159 and $7,403 for the comparable three-month and nine-month periods ended September 30, 2001. Results include noncash charges for amortization of intangible assets of $1,826 and $5,479 for the three-month and nine-month periods ended September 30, 2002 and amortization of goodwill and intangible assets of $2,977 and $8,929 for the comparable periods in 2001. Excluding the charges for amortization, operating income from management services would have been $10,903 and $27,294, respectively, for the three-month and nine-month periods ended September 30, 2002 and $5,136 and $16,332, respectively, for the comparable periods ended September 30, 2001.

Total revenues earned by the management services operations for the three-month and nine-month periods ended September 30, 2002 were $18,669 and $50,752, respectively, compared with $11,141 and $32,189 for the comparable periods ended September 30, 2001. Management fee revenues were comprised of transaction fees of $9,755 and $23,937 for the three-month and nine-month periods ended September 30, 2002 compared with $4,336 and $10,087 for the three-month and nine-month periods ended September 30, 2001 and asset-based fees and reimbursements of $8,914 and $26,815 for the three-month and nine-month periods ended September 30, 2002 and $6,806 and $22,103 for the three-month and nine-month periods ended September 30, 2001. Transaction fees included fees from structuring acquisitions and financing on behalf of the CPA(R) REITs. WPC has structured $197,000 and $485,000 of acquisitions on behalf of the CPA(R) REITs for the three-month and nine-month periods ended September 30, 2002, as compared with $89,000 and $210,000 for the three-month and nine-month periods ended September 30, 2001. Since September 30, 2002, WPC and affiliates have structured an additional $41,652 of acquisitions on behalf of the CPA(R) REITs. Transaction volume is generally highest in the fourth quarter.

The asset-based management income includes fees based on the value of CPA(R) REIT real estate assets under management. A portion of the CPA(R) REIT management fees is based on each CPA(R) REIT meeting specific performance criteria (the "performance fee") and WPC earns this performance fee income only when the performance criteria of each CPA(R) REIT are achieved. The performance criterion for CPA(R):10 was satisfied during the three-month period ended June 30, 2002, resulting in WPC's recognition of $1,463 in performance fees for the period June 2000 through March 2002. The performance criterion for CPA(R):14 was satisfied for the first time during the three-month period ended June 30, 2001, resulting in the Company's recognition of $3,112 for the period December 1997 through March 2001. As the real estate asset bases of CPA(R):14 and CPA(R):15 continue to increase, management and performance fees are expected to continue to increase.

As of November 8, 2002, the CPA(R) REITs had in excess of $350,000 of cash available for investment. Corporate Property Associates 15 Incorporated ("CPA(R):15") will fully subscribe its initial $400,000 "best efforts" public offering in November 2002. CPA(R): 15 has filed with the United States Securities and Exchange Commission to increase the current offering by $100,000 and to commence a second "best efforts" public offering of up to

                        W. P. CAREY & CO. LLC

               Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

               (In thousands, except share and per share amounts)

$600,000. Management believes that the CPA(R) REITs are benefiting from several trends including the increasing use of sale-leaseback transactions by corporations as an alternative source of financing and individual investors seeking dividend-paying investments. The cash available for investment and additional funds that WPC expects CPA(R): 15 to raise have the potential to increase the asset base of the CPA(R) REITs by more than $1,000,000. Accordingly, both transaction and asset-based fees are projected to increase. During 2002, CPA(R):15 entered into a sales agreement with UBS PaineWebber which commenced sales of CPA(R): 15 during the second quarter. In October 2002, A.G. Edwards commenced selling CPA(R): 15.

In April 2002, the shareholders of Corporate Property Associates 10 Incorporated ("CPA(R):10") and Carey Institutional Properties Incorporated ("CIP(R)") both CPA(R) REITs, approved a merger agreement providing for the merger of CPA(R):10 into CIP(R). The merger, which was effective on May 1, 2002, did not result in a change in assets under management, so that the asset-based fees earned by WPC were not be affected by the merger. As a result of the merger, WPC received $248 in property disposition fees which were earned in April 2002 when subordination provisions in the CPA(R):10 Advisory Agreement were met.

During September 2002, WPC completed a commercial mortgage-backed securitization which obtained $172,335 of limited recourse mortgage financing, primarily on behalf of three CPA(R) REITs. The loans were pooled into a trust, Carey Commercial Mortgage Trust, a non-affiliate whose assets consist solely of the loans. The trust offered $148,206 as collateralized mortgage obligations in a private placement to institutional investors. A subordinated interest of $24,129 was retained by the CPA(R) REITs (of which a 1% interest is held by WPC). Through this securitization, WPC enabled the CPA(R) REITs to obtain mortgage financing on favorable terms and to find a potential new source of future mortgage financing.

Income tax expense for the three-month and nine-month periods ended September 30, 2002 increased by $1,178 and $5,432 over the comparable three-month and nine-month periods ended September 30, 2001. Income tax expense increased because approximately 85% of management revenues are earned by a taxable, wholly-owned subsidiary which reflected a substantial increase in earnings for the comparable periods.

The increase in general and administrative costs was due primarily to an increase in personnel-related costs. The portion of personnel costs necessary to administer the CPA(R) REITs is reimbursed to WPC by the CPA(R) REITs and is included in management income. Reimbursement for personnel-related costs for the comparable three-month and nine-month periods ended September 30, 2002 and 2001 was $1,376 and $1,696, respectively, and $3,891 and $4,805, respectively. A portion of personnel charges is directly related to CPA(R) REIT capital raising and acquisitions activities and the increase in these activities has directly contributed to the increase in personnel-related costs. Of the increase in personnel costs for the comparable nine-month periods, $710 reflected an increase in the non-cash charges relating to WPC's share incentive plans.

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

Cash flows from operating activities and distributions received from equity investments for the nine-month period ended September 30, 2002 of $55,786 were sufficient to fund dividends to shareholders of $45,290. Cash flows from operations are projected to increase as a result of the expected growth of the management business segment. Annual cash flow from operations is projected to fund distributions; however, operating cash flow may fluctuate on a quarterly basis due to the timing of certain compensation costs that are paid in the second quarter and the timing of transaction-related activity. In January 2002, WPC received its first installment of deferred acquisition fees of $916 in connection with structuring transactions on behalf of the CPA(R) REITs.

                        W. P. CAREY & CO. LLC

               Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

               (In thousands, except share and per share amounts)

Investing activities included using $2,051 for purchases of real estate and additional capital expenditures. The capital expenditures included using $744 for the purchase of a vacant parcel of land adjacent to existing properties in Broomfield, Colorado, $504 for the final funding of the commitments at the AT&T and Sprint properties and $803 to fund other improvements. WPC also received $48,514 in connection with the sales of properties and investments including the sale of a property located in Los Angeles, California for $24,000. The proceeds from the sale of the Los Angeles property were primarily used to pay down a portion of WPC's balance on its credit facility. WPC used $10,751, representing the cash portion of the proceeds from the sale of properties leased to Saint-Gobain Corporation, to pay off the limited recourse mortgage loan on the properties. The remaining net proceeds from the Saint-Gobain sale of $15,174 were placed in an escrow account for the purpose of entering into a
Section 1031 noncash exchange which, under the Internal Revenue Code, would allow the Company to acquire like-kind real properties within a stated period in order to defer a taxable gain. The Company used $14,378 of the Saint-Gobain escrow to acquire three properties leased to BE Aerospace. Funds of $9,366 from a property sale in 2001 which had been placed in an escrow account for the purpose of structuring a tax-deferred exchange were released in 2002 and no exchange was completed. Commitments for capital expenditures on the Livonia and Alpena, Michigan hotels are currently estimated to be approximately $229. WPC is evaluating redevelopment plans for the Broomfield property but has not determined the cost of such redevelopment. In January 2002, WPC paid an installment of deferred acquisition fees of $524 to WPC's former management company relating to 1998 and 1999 property acquisitions. Deferred acquisition fees are payable over a period of no less than eight years. The remaining obligation is $2,758.

In addition to paying dividends to shareholders, WPC's financing activities for the nine-month period ended September 30, 2002 included reducing its outstanding balance of its credit facility by $46,000, paying off $12,580 in revenue bonds on the Alpena and Petoskey hotel properties and obtaining mortgage financing on its Doraville, Georgia property of $7,000. Debt service on the Alpena and Petoskey bonds was approximately $1,600. WPC's outstanding balance on the credit facility was $49,000 as of September 30, 2002. WPC also made scheduled principal payment installments of $6,233 on existing mortgages. WPC uses limited recourse mortgages as a substantial portion of its long-term financing because a lender of a limited recourse mortgage loan has recourse only to the properties collateralizing its loan and not to any of WPC's other assets.

WPC's financing activities included proceeds of $8,471 from the issuance of shares primarily through WPC's dividend reinvestment plan, stock purchase plan, and the exercise of options by employees. WPC issued additional shares pursuant to its merger agreement for the management services operations (500,000 shares valued at $10,440 were issued during the nine-month period ended September 30, 2002 based on meeting performance criteria as of December 31, 2001). In connection with the acquisition of the majority interests in the CPA(R) partnerships on January 1, 1998 a CPA(R) partnership had not yet achieved the specified cumulative return as of the acquisition date. The subordinated preferred return was payable currently only if WPC achieved a closing price equal to or in excess of $23.11 for five consecutive trading days. On December 31, 2001, the closing price criterion was met, and the $1,423 subordinated preferred return was paid in January of 2002.

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

WPC expects to meet its capital requirements to fund future property acquisitions, construction costs on build-to-suit transactions, any capital expenditures on existing properties, scheduled debt maturities through long-term limited recourse mortgages and unsecured indebtedness and the possible issuance of additional equity securities. Other than its limited mortgage debt and amounts outstanding on its credit line, WPC has no other significant commitments. As of September 30, 2002, WPC has guaranteed loans of $8,126 made to officers which are collateralized by shares of WPC owned by the officers and held by WPC. These shares were issued in connection with equity incentive plans

                        W. P. CAREY & CO. LLC

               Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

               (In thousands, except share and per share amounts)

and the acquisition of the management operations. During October 2002, payments of approximately $1,850 have been made by certain officers in partial and/or full satisfaction of their loan balances.

A summary of WPC's obligations under contractual arrangements is as follows:

(in thousands)                       Total        2002        2003         2004        2005         2006     Thereafter
                                     -----        ----        ----         ----        ----         ----     ----------
Obligations:
   Limited recourse mortgage
     notes payable                  $176,434      $2,091    $11,088      $25,168      $8,031      $24,638     $105,418
   Unsecured note payable             49,000                              49,000
   Deferred acquisition fees           2,758           -        524          524         524          524          662
Commitments:
   Development guarantee               2,000                  2,000
   Share of minimum rents
     payable under office
     cost-sharing agreement            1,926         111        484          484         484          363            -
                                    --------      ------    -------      -------      ------      -------     --------
                                    $232,118      $2,202    $14,096      $75,176      $9,039      $25,525     $106,080
                                    ========      ======    =======      =======      ======      =======     ========

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

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles," which establish accounting and reporting standards for business combinations, certain assets and liabilities acquired in business combinations and asset acquisitions.

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

In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets" which addresses the accounting and reporting for the impairment and disposal of long-lived assets and supercedes SFAS No. 121 while retaining SFAS No. 121's fundamental provisions for the recognition and measurement of

                        W. P. CAREY & CO. LLC

               Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

               (In thousands, except share and per share amounts)

impairments. SFAS No. 144 removes goodwill from its scope, provides for a probability-weighted cash flow estimation approach for analyzing situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration and broadens that presentation of discontinued operations to include a component of an entity. The adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on WPC's financial statements; however, the revenues and expenses relating to an asset held for sale or sold are presented as a discontinued operation for all periods presented. The provisions of SFAS No.144 are effective for disposal activities initiated by WPC's commitment to a plan of disposition after the date of adoption (January 1, 2002). As of September 30, 2002, the operations of seventeen properties have been classified as discontinued operations. Eight of the properties are classified as held for sale in the accompanying condensed consolidated balance sheet for the nine-month period ended September 30, 2002, one of which were subsequently sold in October 2002.

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

In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions" which amends SFAS No. 72, SFAS No. 144 and FASB Interpretation No. 9. SFAS No. 147 provides guidance on the accounting for the acquisitions of certain financial institutions and includes long-term customer relationships as intangible assets within the scope of SFAS No. 144. The Company does not expect SFAS No. 147 to have a material effect on its financial statements.

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

$138,180 of WPC's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of September 30, 2002 ranged from 3.025% to 6.44%. The interest on the fixed rate debt as of September 30, 2002 ranged from 6.85% to 9.15%.

Advances from the line of credit bear interest at an annual rate of either (i) the one, two, three or six-month LIBOR, plus a spread which ranges from 0.6% to 1.45% depending on leverage or corporate credit rating or (ii) the greater of the bank's Prime Rate and the Federal Funds Effective Rate, plus .50%, plus a spread of up to .125% depending on WPC's leverage.

(In thousands)
                           2002        2003        2004         2005         2006     Thereafter     Total     Fair Value
                           ----        ----        ----         ----         ----     ----------     -----     ----------
Fixed rate debt           $1,761      $9,821     $23,621       $6,447      $22,853     $73,677      $138,180    $140,302
Weighted average
   interest rate            7.61%       7.77%       8.04%        7.50%        7.27%       7.39%
Variable rate debt        $  330      $1,267     $50,548       $1,584      $ 1,785     $31,740      $ 87,254    $ 87,254

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

Item 4. - CONTROLS AND PROCEDURES

The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of September 30, 2002.

The Company's disclosure controls and procedures include the Company's controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is accumulated and communicated to the Company's management, including its co-chief executive officers and chief financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported, within the required time periods.

Based upon this review, the Company's co-chief executive officers and chief financial officer have concluded that the Company's disclosure controls (as defined in pursuant to Rule 13a-14(c) promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

                        W. P. CAREY & CO. LLC

                               PART II

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the quarter ended September 30, 2002, no matters were submitted to a vote of Security Holders.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

          99.1 Chief Executive Officer's Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Chief Financial Officer's Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K:

        During the quarter ended September 30, 2002, the Company was not required to file any reports on Form 8-K.

                             W. P. CAREY & CO. LLC

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             W. P. CAREY & CO. LLC

     11/11/2002                         By:  /s/ John J. Park
     ----------                              ----------------------------------
        Date                                      John J. Park
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

     11/11/2002                         By:  /s/ Claude Fernandez
     ----------                              ----------------------------------
        Date                                      Claude Fernandez
                                                  Executive Vice President -
                                                  Financial Operations
                                                  (Principal Accounting Officer)

                              W. P. CAREY & CO. LLC

                                 CERTIFICATIONS

We, William Polk Carey and Gordon F. DuGan, certify that:

1. We have reviewed this quarterly report on Form 10-Q of W. P. Carey & Co. LLC (the "Registrant");

2. Based on our knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on our knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and we are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and we have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and we have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date   11/11/2002                           Date   11/11/2002
       ----------------------------                ----------------------------

       /s/ William Polk Carey                      /s/ Gordon F. Dugan
       ----------------------------                ----------------------------

       William Polk Carey                          Gordon F. DuGan
       Chairman                                    President
       (Co-Chief Executive Officer)                (Co-Chief Executive Officer)

                             W. P. CAREY & CO. LLC

I, John J. Park, certify that:

1. I have reviewed this quarterly report on Form 10-Q of W. P. Carey & Co. LLC (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date   11/11/2002
       ------------------

       /s/ John J. Park
       -----------------------

       John J. Park
       Chief Financial Officer