Form 10-K
period 2002-12-31
CAREY W P & CO LLC
filed 2003-03-31
CIK 1025378

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                        COMMISSION FILE NUMBER: 001-13779

                              W. P. CAREY & CO. LLC
                                     ("WPC")
                        (FORMERLY CAREY DIVERSIFIED LLC)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                 13-3912578
        (STATE OF INCORPORATION)            (I.R.S. EMPLOYER IDENTIFICATION NO.)

          50 ROCKEFELLER PLAZA                              10020
        NEW YORK, NEW YORK 10020                         (ZIP CODE)
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

                         REGISTRANT'S TELEPHONE NUMBERS:

                        INVESTOR RELATIONS (212) 492-8920
                                 (212) 492-1100

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) oF THE ACT
                           LISTED SHARES, NO PAR VALUE

        SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT: NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No | |

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this report, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No | |.

     As of June 28, 2002, the aggregate market value of the Registrants' Listed Shares held by non-affiliates was $571,556,700.

     As of March 25, 2003, there are 36,031,022 Listed Shares of Registrant outstanding.

     WPC incorporates by reference its definitive Proxy Statement with respect to its 2003 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into
Part III of this Report.

                                     PART I

Item 1. Business.

W. P. Carey & Co. LLC (the "Company" or "WPC") is a real estate investment and advisory company that acquires and owns commercial properties leased to companies nationwide, primarily on a triple net basis and earns fees as the advisor to four affiliated CPA(R) REITs that each make similar investments. Under the advisory agreements with the CPA(R) REITs, the Company performs services related to the day-to-day management of the CPA(R) REITs and transaction-related services. In addition, the Company's broker-dealer subsidiary earns fees in connection with the public offerings of CPA(R) REIT shares. W. P. Carey & Co. LLC both owns and manages commercial and industrial properties located in 43 states and Europe, net leased to more than 250 tenants. As of December 31, 2002, WPC's portfolio consisted of 164 properties in the United States and 6 properties in Europe and totaled more than 19 million square feet. In addition, W. P. Carey & Co. LLC manages over 300 additional net leased properties on behalf the CPA(R) REITs: Carey Institutional Properties Incorporated, Corporate Property Associates 12 Incorporated, Corporate Property Associates 14 Incorporated and Corporate Property Associates 15 Incorporated ("CPA(R):15"). In April 2002, Carey Institutional Properties acquired the business operations of Corporate Property Associates 10 Incorporated ("CPA(R):10"), a REIT that was also managed by WPC, in a stock-for-stock merger.

WPC's core real estate investment strategy for itself and on behalf of the CPA(R) REITs is to purchase properties leased to a variety of companies on a single tenant net lease basis that are either owned outright or owned by an entity managed by WPC.

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

Under the advisory agreements with the CPA(R) REITs, the Company performs services related to the day-to-day management of the CPA(R) REITs and transaction-related services in connection with structuring and negotiating real estate acquisitions and mortgage financing. In addition, the Company's broker-dealer subsidiary earns fees in connection with the "best efforts" public offering of the CPA(R) REITs. The Company earns an asset management fee at a per annum rate of 1/2 of 1% of Average Invested Assets, as defined in the Advisory Agreements of the CPA(R) REIT and, based upon specific performance criteria for each CPA(R) REIT, may be entitled to receive a performance fee of 1/2 of 1% of Average Invested Assets. Fees for transaction-related services are only earned for completed transactions. The Company is reimbursed for the cost of personnel provided for the administration of the CPA(R) REITs.

The Company was formed as a limited liability company under the laws of Delaware on July 15, 1996. Since January 1, 1998, the Company has been consolidated with nine Corporate Property Associates limited partnerships and their successors and is the General Partner and owner of all of the limited partnership interests in each partnership. The Company's shares began trading on the New York Stock Exchange on January 21, 1998. As a limited liability company, WPC is not subject to federal income taxation as long as it satisfies certain requirements relating to its operations.

WPC's principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and its telephone number is (212) 492-1100. WPC's website address is http://www.wpcarey.com. As of December 31, 2002, WPC employed no employees directly, however a wholly-owned subsidiary of WPC employs over 120 individuals who perform services for WPC.

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

WPC presently intends to:

      - seek additional investment and other opportunities that leverage core management skills (which include in-depth credit analysis, asset valuation and sophisticated structuring techniques)

      - increase revenues from the management business by increasing assets under management as the CPA(R) REITs acquire additional property and organize new investment entities;

      - optimize the current portfolio of properties through expansion of existing properties, timely dispositions and favorable lease modifications;

      -     utilize its size and access to capital to refinance existing debt;
            and

      -     increase its access to capital.

DEVELOPMENTS DURING 2002

During 2002, WPC and affiliates structured more than $981,000,000 of acquisitions on behalf of the CPA(R) REITs as compared with $395,000,000 in 2001, which resulted in structuring fees earned by WPC's management business increasing by approximately $29,845,000.

CPA(R):15 completed a "best efforts" public offering of $400,000,000 of its common stock, and will attempt to raise up to an additional $690,000,000 in 2003 pursuant to a registration statement currently on file with the Securities and Exchange Commission. In 2002, CPA(R):15 entered into sales agreements with two additional major broker-dealers, UBS Paine Webber and A. G. Edwards. WPC's broker-dealer subsidiary earned fees of approximately $1,918,000, net of amounts re-allowed to broker-dealers.

During September 2002, WPC completed a commercial mortgage-backed securitization which obtained $172,335,000 of limited recourse mortgage financing, primarily on behalf of three CPA(R) REITs. The loans were pooled into a trust, Carey Commercial Mortgage Trust, a non-affiliate, whose assets consist solely of the loans. The trust offered $148,206,000 as collateralized mortgage obligations in a private placement to institutional investors. A subordinated interest of $24,129,000 was retained by the CPA(R) REITs (of which a 1% interest is held by WPC). Through this securitization, WPC enabled the CPA(R) REITs to obtain limited recourse mortgage financing on favorable terms for properties that are difficult to finance and to find a potential new source of future mortgage financing.

Pursuant to its merger agreement for the management services operations and in connection with meeting specified performance criteria as of December 31, 2001, 500,000 shares were issued during the first quarter of 2002. For the year ended December 31, 2002, WPC met one of the targets and, as a result, 400,000 shares will be issued in 2003.

In connection with the acquisition of the majority interests in the CPA(R) partnerships on January 1, 1998, a CPA(R) partnership had not yet achieved the specified cumulative return as of the acquisition date. The subordinated preferred return was payable currently only if WPC achieved a closing price equal to or in excess of $23.11 for five consecutive trading days. On December 31, 2001, the closing price criterion was met and the $1,423,000 subordinated preferred return was paid in January 2002.

In January 2002, The Gap, Inc. a lessee of two properties located in Erlanger, Kentucky, notified WPC that it would not renew its leases which expired in February 2003 and contributed annual rent of $2,205,000. In October 2002, WPC reached an agreement with the Gap for a lease termination settlement pursuant to a make-whole provision in the Gap lease. Under the make-whole provision, WPC received a payment from the Gap of $2,250,000 in February 2003.

In June 2002, Wozniak Industries, Inc. notified WPC that it would not renew its lease, which expires in 2003 and contributes annual rent of $497,000. In February 2003, WPC entered into an agreement for the sale of the Wozniak property for approximately $2,400,000, subject to due diligence by the buyer, and the sale was completed in March 2003.

In December 2001, Thermadyne Holdings Corp. filed a petition of bankruptcy and subsequently vacated WPC's City of Industry, California property in February 2002. Annual rents from Thermadyne were $2,525,000. In December 2002, WPC entered into an agreement, to re-lease a portion of the space for $873,000 to the tenant that was occupying the space on a month-to-month basis, and is re-marketing the remaining space. In April 2002, Pillowtex Corporation terminated its lease under its plan of reorganization, and vacated WPC's property in Salisbury, North Carolina in April. Pillowtex's annual rent was $691,000. WPC is continuing to seek a new tenant for the Pillowtex property.

Two leases with Federal Express Corporation on properties located in Corpus Cristi, and College Station, Texas were extended for five years, a lease with Verizon Communications, Inc. on WPC's Milton, Vermont property was extended for ten years, and leases with Honeywell, Inc. for a portion of two properties in Houston, Texas was extended for three years.

Annual rental income under the Federal Express, Verizon and Honeywell leases is $804,000. New leases, each with ten-year terms, were entered into with Petrocon Engineering, Inc. and Tooling Systems, LLC, for a portion of a property in Beaumont, Texas and Frankenmuth, Michigan, respectively. Annual rental income from the two leases is $580,000. Both had been tenants under short-term leases. Two leases with Lockheed Martin Corporation for a portion of properties located in Oxnard, California and Houston, Texas have been extended through December 2003 and December 2007, respectively, with an additional extension on the Oxnard property if Lockheed Martin has certain government contracts renewed. Annual rents under the two Lockheed leases are $891,000. Lockheed also leases a property in King of Prussia, Pennsylvania which term expires in July 2003 and provides annual rent of $974,000. Lockheed Martin is in the process of extending the King of Prussia lease for five years at an annual rent of $797,000. Pre Finish Metals Incorporated renewed its lease, which had been scheduled to expire in June 2003, for five years at an annual rent of $892,000.

In July 2002, WPC sold six properties leased to Saint-Gobain Corporation located in New Haven, Connecticut; Mickelton, NJ; Aurora, Ohio; Mantua, Ohio and Bristol, Rhode Island for $26,000,000. WPC used a portion of the sales proceeds to pay off a limited recourse mortgage of $10,751,000 on the properties. WPC placed the remaining proceeds of the sale in an escrow account for the purpose of entering into a Section 1031 noncash exchange which, under the Internal Revenue Code, the Company acquired like-kind property, and deferred a taxable gain until the new property is sold.

In September 2002, WPC used $14,379,000 from the escrow account funded from the Saint-Gobain sale to purchase properties in Lenexa, Kansas, Winston-Salem, North Carolina and Dallas, Texas and entered into a master net lease with BE Aerospace, Inc. The lease has an initial term of fifteen years with two ten-year renewal options and initial annual rent is approximately $1,421,000 with stated annual increases of 1.5%.

In December 2002, WPC purchased a 36% interest in two properties leased to Hologic, Inc. from CPA(R):15 for $11,714,000. The properties, land and buildings located in Danbury, Connecticut and Bedford, Massachusetts, were purchased by CPA(R):15 in August 2002. The lease has an initial term of 20 years with four five-year renewal terms. Annual rent is $3,155,940 with the first rent increase on the fifth anniversary of the lease and every five years thereafter.

During 2002, WPC sold twelve additional properties for approximately $40,579,000 including the sale of a property located in Los Angeles, California for $24,000,000. The other properties sold were in Fredericksburg, Virginia; Petoskey, Michigan; Urbana, Illinois; Maumelle, Arkansas; Burnsville, Minnesota; Colville, Washington; McMinnville, Tennessee; Frankenmuth, Michigan; College Station, Texas and Casa Grande and Glendale, Arizona

In September 2002, WPC purchased 1.5 acres of land in Broomfield, Colorado for $640,000. The land is adjacent to WPC's existing properties. WPC intends to redevelop the property, with various alternatives currently being evaluated.

In 1999, subsequent to the termination of a lease, WPC commenced redeveloping its property in Los Angeles, California. In June 2002, WPC sold the property to the Los Angeles Unified School District ("LAUSD"). Subsequent to the sale of the property in Los Angeles to LAUSD in June 2002, a subsidiary of WPC entered into a build-to-suit development management agreement with LAUSD with respect to the development and construction of a new high school on the property. The subsidiary, in turn, engaged a general contractor to undertake the construction project. Under the build-to-suit agreement, the subsidiary's role is that of a development manager pursuant to provisions of the California Education Code. Liability for completion of the school is the responsibility of the general contractor, who is providing payment and performance bonds for the benefit of the School District and the subsidiary, although the subsidiary may be contingently liable to LAUSD. WPC's maximum liability under the build-to-suit agreement is the amount of build-to-suit management fees paid to WPC, up to $3,500,000. Upon delivery of the school, WPC is to be released from all contractual liability and in any event the general contractor is liable for all construction warranties. Under the build-to-suit agreement, the subsidiary and WPC expressly have no liability. Under the construction agreement with the general contractor, a subsidiary is acting as a conduit for the payments made by LAUSD and is only obligated to make payments to the general contractor based on payments received, except for a maximum guarantee of up to $2,000,000 for nonpayment. The build-to-suit development agreement provides for fees of up to $4,700,000 and an early completion incentive fee of $2,000,000 if the project is completed before September 1, 2004. The subsidiary would be obligated to share 10% of the early completion fee with its joint venture partner in the project. The joint venture partner does not participate in the other fees received from LAUSD or any income or loss of the subsidiary.

In January 2002, WPC received proceeds of $9,366,000 from funds that were being held in an escrow account from the July 2001 sale of its property in Arkansas leased to Duff-Norton Company, Inc. WPC had placed the proceeds from the sale in an escrow account for the purpose of entering into a Section 1031 noncash exchange. The funds were transferred to WPC in January 2002 as the proposed exchange was not completed.

In June 2002, WPC paid off $12,580,000 in mortgages notes payable on its Alpena and Petoskey hotel properties. The Petoskey property was subsequently sold in August 2002. The Alpena and Petoskey bonds were also collateralized by mortgages and lease assignments on eight other properties. WPC obtained new limited recourse mortgage financing of $7,000,000 on a property leased to Quebecor, Inc. and $9,200,000 collateralized by the BE Aerospace properties which mature in April 2007 and November 2012, respectively.

In December 2002, WPC entered into a series of agreements with Faurecia Exhaust Systems, Inc., the lessee of two properties in Toledo, Ohio. In consideration for terminating the existing lease and vacating one of the properties, WPC received a promissory note of $4,240,000, which matured in January 2003 at which time it was paid. The term of the original lease had been scheduled to expire in 2007. In connection with vacating this property, WPC was assigned rights, by Faurecia, as landlord, to a sublease at the property. The sublease agreement provides for annual rents of $357,000 through November 2005, and has been guaranteed by Faurecia. The terminated lease provided for annual rental income of $1,617,000. WPC will recognize the restructuring consideration over a period equivalent to the former lease term. WPC is remarketing 750,000 square feet at the property. Simultaneously, Faurecia entered into a separate lease agreement for the remaining property. The new Faurecia lease has a 20-year term at an annual rent of $336,000.

ACQUISITION STRATEGIES

WPC has a well-developed process with established procedures and systems for acquiring net leased property for itself and in its capacity as advisor to the CPA(R) REITs. As a result of its reputation and experience in the industry and the contacts maintained by its professionals, WPC has a presence in the net lease market that has provided it with the opportunity to invest in a significant number of transactions on an ongoing basis. In evaluating opportunities, WPC carefully examines the credit, management and other attributes of the tenant and the importance of the property under consideration to the tenant's operations. Careful credit analysis is a crucial aspect of every transaction. WPC believes that it has one of the most extensive underwriting processes in the industry and has an experienced staff of professionals involved with underwriting transactions. WPC seeks to identify those prospective tenants whose creditworthiness is likely to improve over time. WPC believes that its experience in structuring sale-leaseback transactions to meet the needs of a prospective tenant enables it to obtain a higher return for a given level of risk than would typically be available by purchasing a property subject to an existing lease.

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

FINANCING STRATEGIES

Consistent with its investment policies, WPC uses leverage when available on favorable terms. WPC has in place a credit facility of up to $185 million (with an option to increase the facility to $225 million), which it has used and intends to continue to use for, but not limited to, acquiring additional properties, funding build-to-suit projects and refinancing existing debt. As of December 31, 2002, WPC also had approximately $186 million in property-level debt outstanding and $49 million outstanding under the line of credit. WPC continually seeks opportunities and considers alternative financing techniques to refinance debt, reduce interest expense or improve its capital structure, such as the mortgage securitization completed on behalf of the CPA(R) REITs described above.

TRANSACTION ORIGINATION

In analyzing potential acquisitions for itself and on behalf of the CPA(R) REITs, WPC reviews and structures many aspects of a transaction, including the tenant, the real estate and the lease, to determine whether a potential acquisition can be structured to satisfy its acquisition criteria. The aspects of a transaction which are reviewed and structured by WPC include the following:

Tenant Evaluation. WPC evaluates each potential tenant for its credit, management, position within its industry, operating history and profitability. WPC seeks tenants it believes will have stable or improving credit. By leasing properties to these tenants, WPC can generally charge rent that is higher than the rent charged to tenants with recognized credit and thereby enhance its current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant's credit does improve, the value of WPC's or the CPA(R) REIT's property will likely increase (if all other factors affecting value remain unchanged). WPC may also seek to enhance the likelihood of a tenant's lease obligations being satisfied, such as through a letter of credit or a guaranty of lease obligations from the tenant's corporate parent. This credit enhancement provides WPC and the CPA(R) REITs with additional financial security. In evaluating a possible investment, the creditworthiness of a tenant generally will be a more significant factor than the value of the property absent the lease with such tenant. While WPC will select tenants it believes are creditworthy, tenants will not be required to meet any minimum rating established by an independent credit rating agency. WPC's and the investment committee's standards for determining whether a particular tenant is creditworthy vary in accordance with a variety of factors relating to specific prospective tenants. The creditworthiness of a tenant is determined on a tenant by tenant, case by case basis. Therefore, general standards for creditworthiness cannot be applied.

Leases with Increasing Rent. WPC seeks to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are generally tied to increases in indices such as the consumer price index. In the case of retail stores, the lease may provide for participation in gross sales above a stated level. The lease may also provide for mandated rental increases on specific dates or other methods that may not be in existence or contemplated by us as of the date of this report. WPC seeks to avoid entering into leases that provide for contractual reductions in rents during their primary term.

Properties Important to Tenant Operations. WPC generally seeks to acquire properties with operations that are essential or important to the ongoing operations of the tenant. WPC believes that these properties provide better protection in the event a tenant files for bankruptcy, since leases on properties essential or important to the operations of a bankrupt tenant are less likely to be terminated by a bankrupt tenant. WPC also seeks to assess the income, cash flow and profitability of the business conducted at the property so that, if the tenant is unable to operate its business, it and the CPA(R) REITs can either continue operating the business conducted at the property or re-lease the property to another entity in the industry which can operate the property profitably.

Lease Provisions that Enhance and Protect Value. When appropriate, WPC attempts to include provisions in its leases that require its consent to specified tenant activity or require the tenant to satisfy specific operating tests. These provisions include, for example, operational and financial covenants of the tenant, prohibitions on a change in control of the tenant and indemnification from the tenant against environmental and other contingent liabilities. These provisions protect WPC's and the CPA(R) REITs' investment from changes in the operating and financial characteristics of a tenant that may impact its ability to satisfy its obligations to WPC and the CPA(R) REITs or could reduce the value of their properties.

Diversification. WPC will attempt to diversify its and the CPA(R) REITs' portfolio to avoid dependence on any one particular tenant, type of facility, geographic location or tenant industry. By diversifying the portfolios, WPC reduces the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region.

WPC uses a variety of other strategies in connection with its acquisitions. These strategies include attempting to obtain equity enhancements in connection with transactions. Typically, these equity enhancements involve warrants to purchase stock of the tenant or the stock of the parent of the tenant. If the value of the stock exceeds the exercise price of the warrant, equity enhancements help WPC and the CPA(R) REITs to achieve their goal of increasing funds available for the payment of distributions.

As a transaction is structured, it is evaluated by the chairman of WPC's investment committee. Before a property is acquired, the transaction is reviewed by the investment committee to ensure that it satisfies WPC's and the CPA(R) REIT's investment criteria. The investment committee is not directly involved in originating or negotiating potential acquisitions, but instead functions as a separate and final step in the acquisition process. WPC places special emphasis on having experienced individuals serve on its investment committee and does not invest in a transaction unless it is approved by the investment committee.

WPC believes that the investment committee review process gives it a unique competitive advantage over other net lease companies because of the substantial experience and perspective that the investment committee has in evaluating the blend of corporate credit, real estate and lease terms that combine to make an acceptable risk.

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

      - Nathaniel S. Coolidge previously served as Senior Vice President -- Head of Bond & Corporate Finance Department of the John Hancock Mutual Life Insurance Company. His responsibility included overseeing fixed income investments for Hancock, its affiliates and outside clients.

      - Lawrence R. Klein is the Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania and its Wharton School. Dr. Klein has been awarded the Alfred Nobel Memorial Prize in Economic Sciences and currently advises various governments and government agencies.

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

WPC typically undertakes an investigation of potential environmental risks when evaluating an acquisition. Phase I environmental assessments are performed by independent environmental consulting and engineering firms for all properties acquired by WPC and the CPA(R) REITs. Where warranted, Phase II environmental assessments are performed. Phase I assessments do not involve subsurface testing, whereas Phase II assessments involve some degree of soil and/or groundwater testing. WPC or the CPA(R) REITs may acquire a property which is known to have had a release of hazardous materials in the past, subject to a determination of the level of risk and potential cost of remediation. WPC and the CPA(R) REITs normally require property sellers to indemnify them fully against any environmental problem existing as of the date of purchase. Additionally, WPC often structures leases to require the tenant to assume most or all responsibility for compliance with the environmental provisions of the lease or environmental remediation relating to the tenant's operations and to provide that non-compliance with environmental laws is a lease default. In some cases, WPC may also require a cash reserve, a letter of credit or a guarantee from the tenant, the tenant's parent company or a third party to assure lease compliance and funding of remediation. The value of any of these protections depends on the amount of the collateral and/or financial strength of the entity providing the protection. Such a contractual arrangement does not eliminate statutory liability or preclude claims against WPC and the CPA(R) REITs by governmental authorities or persons who are not a party to the arrangement. Contractual arrangements in leases may provide a basis for WPC and the CPA(R) REITs to recover from the tenant damages or costs for which it has been found liable.

Some of the properties are located in urban and industrial areas where fill or current or historic industrial uses of the areas may have caused site contamination at the properties. In addition, WPC is aware of environmental conditions at certain of the properties that require some degree of remediation. All such environmental conditions are primarily the responsibility of the respective tenants under their leases. WPC and its consultants estimate that the majority of the aggregate cost of addressing environmental conditions known to require remediation at the properties is covered by existing letters of credit and corporate guarantees. WPC believes that the tenants are taking or will soon be taking all required remedial action with respect to any material environmental conditions at the properties. However, WPC and the CPA(R) REITs could be responsible for some or all of these costs if one or more of the tenants fails to perform its obligations or to indemnify WPC and the CPA(R) REITs, as applicable. Furthermore, no assurance can be given that the environmental assessments that have been conducted at the properties disclosed all environmental liabilities, that any prior owner did not create a material environmental condition not known to the Company, or that a material condition does not otherwise exist as to any of the properties.

OPERATING SEGMENTS

WPC operates in two operating segments, real estate operations, with investments in the United States and Europe, and management services operations. For the year ended December 31, 2002, no lessee represented 10% or more of the total operating revenue of WPC. Substantially all of the revenue from the management services operations is for services performed on behalf of the CPA(R) REITs.

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

Future results may be affected by certain risks and uncertainties including the following:

The revenue streams from the investment advisory agreements with the CPA(R) REITs are subject to limitation or cancellation.

The agreements under which we provide investment advisory services may generally be terminated by each CPA(R) REIT upon 60 days notice, with or without cause. In addition, the fees payable under each agreement are subject to a variable annual cap based on a formula tied to the assets and income of that CPA(R) REIT. This cap may limit the growth of the management fees. There can be no assurance that these agreements will not be terminated or that our income will not be limited by the cap on fees payable under the agreements. The elimination of or any cap on fees could have a material adverse effect on our business, results of operations and financial condition.

Our advisory business exposes us to more volatility in earnings than our real estate investment business.

The growth in revenue from the management business is dependent in large part on future capital raising in existing or future managed entities, which is subject to uncertainty and is subject to capital market and real estate market conditions. This uncertainty can create more volatility in our earnings because of the resulting increased volatility in revenue from the real estate advisory and management business as compared to historic revenue from ownership of real estate subject to triple net leases, which historically has been less volatile.

The inability of a tenant in a single tenant property to pay rent will reduce our revenues.

We expect that most of our properties and those of the CPA(R) REITs will each be occupied by a single tenant and, therefore, the success of the investments is materially dependent on the financial stability of such tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to shareholders, either from a direct loss of revenue or reduced fees payable by the CPA(R) REITs. A default of a tenant on its lease payments to would cause us or a CPA(R) REITs to lose the revenue from the property and require the locating of an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we and the CPA(R) REITs may experience delays in enforcing their rights as landlord and may incur substantial costs in protecting the investment and reletting the property. If a lease is terminated, there is no assurance that we or the CPA(R) REITs will be able to lease the property for the rent previously received or sell the property without incurring a loss.

We depend on major tenants.

Revenues from several of our tenants and/or their guarantors constitute a significant percentage of our consolidated rental revenues. Our five largest tenants/guarantors, which occupy 10 properties, represent 24% of lease revenues. The default, financial distress or bankruptcy of any of the tenants of these properties could cause interruptions in the receipt of lease revenues from these tenants and/or result in vacancies in the respective properties, which would reduce our revenues until the affected property is re-let, and could decrease the ultimate sale value of each such property.

If our tenants are highly leveraged, they may have a higher possibility of filing for bankruptcy.

Of tenants that experience downturns in their operating results due to adverse changes to their business or economic conditions, those that are highly leveraged may have a higher possibility of filing for bankruptcy. In bankruptcy, a tenant has the option of vacating a property instead of paying rent. Until such a property is released from bankruptcy, our revenues would be reduced and could cause us to reduce distributions to shareholders. We have highly leveraged tenants at this time, and we may have additional highly leveraged tenants in the future.

The bankruptcy of tenants may cause a reduction in revenue.

Bankruptcy of a tenant could cause:

      -     the loss of lease payments;

      -     an increase in the costs incurred to carry the property;

      -     a reduction in the value of shares; and

      -     a decrease in distributions to shareholders.

Under bankruptcy law, a tenant who is the subject of bankruptcy proceedings has the option of continuing or terminating any unexpired lease. If the tenant terminates the lease, any claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. The maximum claim will be capped at the amount owed for unpaid rent prior to the bankruptcy unrelated to the termination, plus the greater of one year's lease payments or 15% of the remaining lease payments payable under the lease (but no more than three years' lease payments). In addition, due to the long-term nature of our leases and terms providing for the repurchase of a property by the tenant, a bankruptcy court could recharacterize a net lease transaction as a secured lending transaction. If that were to occur, we would not be treated as the owner of the property, but might have additional rights as a secured creditor.

We and the CPA(R) REITs have had tenants file for bankruptcy protection and are involved in litigation. Four of the prior thirteen CPA(R) REITs reduced the rate of distributions to their investors as a result of adverse developments involving tenants.

Our tenants generally do not have a recognized credit rating, which may create a higher risk of lease defaults and therefore lower revenues than if our tenants had a recognized credit rating.

Generally, no credit rating agencies evaluate or rank the debt or the credit risk of our tenants, as we seek tenants that we believe will have improving credit profiles. Our long-term leases with certain of these tenants may therefore pose a higher risk of default than would long term leases with tenants whose credit potential has already been recognized by the market.

We can borrow a significant amount of funds. The CPA(R) REITs may also borrow a significant amount of funds.

We have incurred, and may continue to incur, indebtedness (secured and unsecured) in furtherance of our activities. Neither our operating agreement nor any policy statement formally adopted by our board of directors limits either the total amount of indebtedness or the specified percentage of indebtedness (based upon our total market capitalization) which may be incurred. Accordingly, we could become more highly leveraged, resulting in increased risk of default on our obligations and in an increase in debt service requirements which could adversely affect our financial condition and results of operations and our ability to pay distributions. Our current unsecured revolving credit facility with Chase Manhattan Bank, as agent, contains various covenants which limit the amount of secured and unsecured indebtedness we may incur.

Each of the CPA(R) REITs we advise and manage may also incur significant debt. This significant debt load could restrict their ability to pay fees owed to us when due, due to either liquidity problems or restrictive covenants contained in their borrowing agreements.

We may not be able to refinance balloon payments on our mortgage debts.

Some of our financing may require us to make a lump-sum or "balloon" payment at maturity, including mortgages on properties and the outstanding balance on WPC's credit facility which expires in March 2004. Our ability to make any balloon payment is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property encumbered by the mortgage obligation. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. A refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets. Scheduled balloon payments, including our pro rata share of mortgages on equity investments and the outstanding balance on WPC's credit facility, for the next five years are as follows:

2003 - $4.0 million; 2004 - $65.7 million; 2005 - $0 million; 2006 - $22.3 million and 2007 - $6.0 million.

Our ability to make such balloon payments will depend upon our ability either to refinance the obligation when due, increase the borrowings on our line of credit, invest additional equity in the property or to sell the related property. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available mortgage rates, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties and tax laws.

International investments involve additional risks.

We and the CPA(R) REITs may purchase property located outside the United States. These investments may be affected by factors peculiar to the laws of the jurisdiction in which the property is located. These laws may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following risks:

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

      -     changes in relative interest rates;

      - change in the availability, cost and terms of mortgage funds resulting from varying national-economic policies;

      - changes in real estate and other tax rates and other operating expenses in particular countries;

      -     changes in land use and zoning laws; and

      -     more stringent environmental laws or changes in such laws.

We may incur costs to finish build-to-suit properties.

We and the CPA(R) REITs may sometimes acquire undeveloped or partially developed land parcels for the purpose of owning to-be-built facilities for a prospective tenant. Oftentimes, completion risk, cost overruns and on-time delivery are the obligations of the prospective tenant. To the extent that the tenant or the third-party developer experiences financial difficulty or other complications during the construction process we or the CPA(R) REIT may be required to incur project costs to complete all or part of the project within a specified time frame. The incurrence of these costs or the non-occupancy by the tenant may reduce the project's and our portfolio returns.

We may have difficulty selling or re-leasing our properties.

Real estate investments are relatively illiquid compared to most financial assets and this illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. The net leases we or the CPA(R) REITs may enter into or acquire may be for properties that are specially suited to the particular needs of the tenant. With these properties, if the current lease is terminated or not renewed, we or the CPA(R) REITs may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. In addition, in the event we or the CPA(R) REITs are forced to sell the property, it may be difficult to sell to a party other than the tenant due to the special purpose for which the property may have been designed. These and other limitations may affect the ability to sell properties without adversely affecting returns to shareholders. WPC's lease expirations, as a percentage of annualized revenues for the next five years, are as follows:

2003 - 6.4%; 2004 - 4.4%; 2005 - 4.8%; 2006 - 4.8%; 2007 - 2.9%

Our participation in joint ventures creates additional risk.

We may participate in joint ventures or purchase properties jointly with other entities, some of which may be unaffiliated with us. There are additional risks involved in these types of transactions. These risks include the potential of our joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and our partner. These diverging interests could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that we or our board may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

We do not control the management of our properties.

The tenants or managers are responsible for maintenance and other day-to-day management of the properties. Because our revenues are largely derived from rents and advisory fees, which in turn, are derived from rents collected by the CPA(R) REITs, our financial condition is dependent on the ability of third-party tenants or managers that we do not control to operate the properties successfully. If tenants or managers are unable to operate the properties successfully, the tenants may not be able to pay their rent, which could adversely affect our financial condition.

We are subject to possible liabilities relating to environmental matters.

We own industrial and commercial properties and are subject to the risk of liabilities under federal, state and local environmental laws. Some of these laws could impose the following on us:

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

      - These responsibilities and liabilities also exist for properties owned by the CPA(R) REITs and in the event they become liable for these costs, their ability to pay our fees could be materially affected.

We may be unable to make acquisitions on an advantageous basis.

A significant element of our business strategy is the enhancement of our portfolio and the CPA(R) REIT portfolios through acquisitions of additional properties. The consummation of any future acquisition will be subject to satisfactory completion of our extensive analysis and due diligence review and to the negotiation of definitive documentation. There can be no assurance that we will be able to identify and acquire additional properties or that we will be able to finance acquisitions in the future. In addition, there can be no assurance that any such acquisition, if consummated, will be profitable for us or the CPA(R) REITs. If we are unable to consummate the acquisition of additional properties in the future, there can be no assurance that we will be able to increase the cash available for distribution to our shareholders, either through net income on properties we own or through net income generated by the advisory business.

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

We face intense competition.

We face competition for the acquisition of office and industrial properties in general, and such properties not leased to major corporations in particular, from insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings.

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

Item 2.  Properties.

Set forth below is certain information relating to the Company's properties owned as of December 31, 2002:

                                                                         RENT        SHARE OF
                                                                         PER         CURRENT
 LEASE OBLIGOR/                                               SQUARE    SQUARE        ANNUAL     INCREASE      LEASE       MAXIMUM
  LOCATION                                                    FOOTAGE    FOOT        RENTS(a)     FACTOR        TERM         TERM
---------------------                                       ---------   -------     ---------    --------     ---------    ---------
DR PEPPER BOTTLING COMPANY OF TEXAS
  Irving and Houston, Texas                                   721,947     6.08      4,420,937     CPI         Jun. 2014    Jun. 2029

DETROIT DIESEL CORPORATION(b)
  Detroit, MI                                               2,730,750     1.52      4,157,524     PPI         Jun. 2020    Jun. 2040

GIBSON GREETINGS, INC.
  BEREA, KY AND CINCINNATI, OH                              1,194,840     3.11      3,720,000     Stated      Nov. 2013    Nov. 2023

BOUYGUES TELECOM SA(b)
  Tours, France                                               105,055    10.59      1,056,442(h)  INSEE(i)    Sep. 2009    Sep. 2012
  Illkirch, France                                            107,180    22.27      2,148,523(t)  INSEE(i)    Jul. 2013    Jul. 2013
                                                            ---------               ---------
                                    Total:                    212,235               3,204,965

FEDERAL EXPRESS CORPORATION
  College Station, TX                                          12,080     5.51         66,600     Stated      Apr. 2007    Apr. 2009
  Colliersville, TN (b) (e)                                   390,380    16.83      2,628,933     CPI         Aug. 2019    Aug. 2029
  Corpus Christi, TX                                           30,212     6.29        189,986     Stated      May 2007     May 2017
                                                            ---------               ---------
                                    Total:                    432,672               2,885,519

ORBITAL SCIENCES CORPORATION(b)
  Chandler, AZ                                                335,307     7.92      2,655,320     CPI         Sep. 2009    Sep. 2029

AMERICA WEST HOLDINGS CORPORATION(b) (d)
  Tempe, AZ                                                   218,000    15.61      2,538,805     CPI         Apr. 2014    Apr. 2024

QUEBECOR PRINTING INC.
  Doraville, GA (b)                                           432,559     3.52      1,522,498     CPI         Dec. 2009    Dec. 2034
  Olive Branch, MS (b)                                        285,500     3.41        973,255     CPI         Jun. 2008    Jun. 2033
                                                            ---------               ---------
                                    Total:                    718,059               2,495,753

AUTOZONE, INC.(b) (g)
  31 Locations :
     NC, TX, AL, GA, IL, LA, MO                               175,730     7.52      1,321,567     % Sales     Jan. 2011    Jan. 2026
  11 Locations:
     FL, GA, NM, SC, TX                                        54,000     9.71        524,388     % Sales     Aug. 2013    Aug. 2038
  12 Locations :
     FL, LA, MO, NC, TN                                        72,500     5.11        370,636     % Sales     Aug. 2012    Aug. 2037
                                                            ---------               ---------
                                    Total:                    302,230               2,216,591

THE GAP, INC.(b) (p)
  Erlanger, KY (2)                                            753,750     2.93      2,205,385     CPI         Feb. 2003    N/A

SYBRON INTERNATIONAL CORPORATION
  Dubuque, IA; Portsmouth, NH and
  Rochester, NY                                               494,100     4.38      2,163,816     CPI         Dec. 2013    Dec. 2038

CHECKFREE HOLDINGS, INC.(o) (b)
  Norcross, GA                                                220,675    18.92      2,128,372     CPI         Dec. 2015    Dec. 2015

LIVHO, INC.
  Livonia, MI                                                 158,000    11.39      1,800,000     Stated      Dec. 2003    Dec. 2003

                                                                         RENT        SHARE OF
                                                                         PER         CURRENT
 LEASE OBLIGOR/                                               SQUARE    SQUARE        ANNUAL     INCREASE      LEASE        MAXIMUM
  LOCATION                                                   FOOTAGE     FOOT        RENTS(a)     FACTOR        TERM         TERM
---------------                                              -------    ------       --------    --------      ------      --------
UNISOURCE WORLDWIDE, INC.
  Anchorage, AK                                                44,712     7.34        328,360     Stated      Dec. 2009    Dec. 2029
  Commerce, CA(b)                                             411,561     3.46      1,422,080     Stated      Apr. 2010    Apr. 2030
                                                            ---------               ---------
                                    Total:                    456,273               1,750,440

CSS INDUSTRIES, INC.
  Memphis, TN                                               1,006,566     1.72      1,735,352     CPI         Dec. 2005    Dec. 2015

PEERLESS CHAIN COMPANY (q)
  Winona, MN                                                  357,760     4.63      1,657,790     CPI         N/A          N/A

INFORMATION RESOURCES, INC.(b) (f)
  Chicago, IL                                                 252,000    19.58      1,643,604     CPI         Oct. 2010    Oct. 2035

COMARK, INC.                                                   36,967     8.32        307,541     Stated      May 2003     May 2003
GENERAL SERVICES ADMINISTRATION                                 3,949    16.70         65,948     Stated      Apr. 2006    Apr. 2006
UNITED STATES POSTAL SERVICE                                   60,320    20.44      1,233,000     Stated      Apr. 2006    Apr. 2006
                                                            ---------               ---------
   Total for property in Bloomingdale, IL:                    101,236               1,606,489

BRODART CO.(b)
  Williamsport, PA (2)                                        521,240     2.91      1,519,253     CPI         Jun. 2008    Jun. 2028

SYBRON DENTAL SPECIALTIES, INC.
  Glendora, CA and Romulus, MI                                245,000     5.97      1,463,096     CPI         Dec. 2018    Dec. 2043

SPRINT SPECTRUM L.P. (b)
  Albuquerque, NM                                              94,731    15.04      1,424,561     CPI         May 2011     Sep. 2021

BE AEROSPACE, INC.  (b)
  Lenexa, KS                                                  130,094     4.54        590,812     Stated      Sep. 2017    Sep. 2037
  Winston-Salem, NC                                           274,216     2.62        717,557     Stated      Sep. 2017    Sep. 2037
  Dallas, TX                                                   22,680     4.96        112,536     Stated      Sep. 2017    Sep. 2037
                                                            ---------               ---------
                                    Total:                    426,990               1,420,905

EAGLE HARDWARE & Garden, Inc.(b) (g)
  Bellevue, WA                                                127,360     9.94      1,265,900     CPI &       Aug. 2017    Aug. 2017
                                                                                                  % Sales

AT&T CORPORATION
  Bridgeton, MO                                                85,510    13.60      1,162,546     Stated      Jun. 2011    Jun. 2021

HOLOGIC, INC. (s)
  Danbury, CT                                                  62,042     9.42        210,526     CPI         Aug. 2022    Aug. 2042
  Bedford, MA                                                 207,000    12.42        925,612     CPI         Aug. 2022    Aug. 2042
                                                            ---------               ---------
                                    Total:                    269,042               1,136,138

BELLSOUTH TELECOMMUNICATIONS, INC.(b)
  Lafayette Parish, LA                                         64,803    16.92      1,096,170     Stated      Dec. 2009    Dec. 2039

CENDANT OPERATION, INC.(b)
  Moorestown, NJ                                               65,567    16.69      1,094,432     Stated      Jun. 2004    Jun. 2004


                                                                         RENT        SHARE OF
                                                                         PER         CURRENT
 LEASE OBLIGOR/                                              SQUARE     SQUARE        ANNUAL     INCREASE       LEASE       MAXIMUM
  LOCATION                                                   FOOTAGE     FOOT        RENTS(A)     FACTOR        TERM         TERM
 --------------                                             ---------   ------      ----------   --------     ---------    ---------
JOHNSON ENGINEERING CORPORATION                                31,114     9.89        307,800     Stated      Dec. 2007    Dec. 2012
LOCKHEED MARTIN CORPORATION                                    39,464     9.30        366,936     Stated      Jul. 2007    Jul. 2007
UNITED SPACE ALLIANCE LLC                                      38,000    10.00        380,004     Stated      Apr. 2006    Apr. 2011
                                                              -------               ---------
                     Total for property in
                          Houston, TX: (b)                    108,578               1,054,740

ANTHONY'S MANUFACTURING COMPANY, INC.
  San Fernando, CA                                            182,845     5.57      1,019,047     CPI         May 2007     May 2012

LOCKHEED MARTIN CORPORATION
  King of Prussia, PA                                          84,926    11.47        974,358     Market      Jul. 2003    Jul. 2008

WAL-MART STORES, INC.(b)
  West Mifflin, PA                                            118,125     8.05        950,905     CPI         Jan. 2007    Jan. 2037

UNITED STATIONERS SUPPLY COMPANY
  New Orleans, LA; Memphis, TN and San
  Antonio, TX                                                 197,098     4.64        915,834     CPI         Mar. 2010    Mar. 2030

PRE FINISH METALS INCORPORATED
  Walbridge, OH                                               313,704     2.84        892,091     CPI         Jun. 2008    Jun. 2028

SWAT-FAME, INC.
  City of Industry, CA                                        220,401     3.95        872,786     CPI         Dec. 2010    Dec. 2020

ALPENA HOLIDAY INN
  Alpena, MI                                                   96,333                 870,410(c)              Dec. 2009    Dec. 2029

LOCKHEED MARTIN CORPORATION                                    66,000     7.94        523,908     Stated      Feb. 2003    Feb. 2003
MERCHANTS HOME DELIVERY, INC.                                  22,716    12.06        274,044     Stated      Jun. 2004    Jun. 2014
                                                              -------               ---------
                     Total for property in
                               Oxnard, CA:                     88,716                 797,952

NVR L.P.
  Thurmont, MD and
  Farmington, NY                                              179,741     4.30        773,370     CPI         Mar. 2014    Mar. 2039

WINN-DIXIE STORES, INC.(g)
  Bay Minette, AL                                              34,887     3.68        128,470     % Sales     Jun. 2007    Jun. 2032
  Brewton, AL                                                  30,625     4.39        134,500     % Sales     Oct. 2010    Oct. 2030
  Leeds, AL                                                    26,470     5.47        144,713     % Sales     Feb. 2004    Feb. 2034
  Montgomery, AL                                               32,690     5.86        191,534     % Sales     Mar. 2008    Mar. 2038
  Panama City, FL                                              33,837     5.04        170,399     % Sales     Mar. 2008    Mar. 2038
                                                            ---------               ---------
                                    Total:                    158,509                 769,616

AMS HOLDING GROUP
      College Station, TX                                      52,552    14.56        765,101     None        Dec. 2004    Dec. 2009

FAURECIA EXHAUST SYSTEMS, INC. (b)
  Toledo, OH                                                   56,192     5.68        336,000     CPI         Nov. 2022    Nov. 2042
  Toledo, OH (n)                                              350,000     1.02        357,500     Stated      Nov. 2005    Nov. 2007
                                                            ---------               ---------
                                    Total:                    406,192                 693,500

DATCON INSTRUMENT COMPANY
  Lancaster, PA                                                70,724     9.60        679,083     CPI         Nov. 2013    Nov. 2038

                                                                        RENT         SHARE OF
                                                                         PER         CURRENT
 LEASE OBLIGOR/                                              SQUARE    SQUARE         ANNUAL     INCREASE       LEASE       MAXIMUM
  LOCATION                                                   FOOTAGE     FOOT        RENTS(a)     FACTOR        TERM         TERM
 --------------                                             ---------   ------      ----------   --------     ---------    --------
EXIDE ELECTRONICS CORPORATION
  Raleigh, NC                                                  27,770    23.22        644,937     CPI         Jul. 2006    Jul. 2031

PANTIN, FRANCE - MULTI-TENANT (b)                              68,951    11.46        592,456(j)  INSEE(i)    Various

EXCEL COMMUNICATIONS, INC.
  Reno, NV                                                     53,158    10.93        580,800     Stated      Dec. 2006    Dec. 2016

WESTERN UNION FINANCIAL SERVICES, INC.
  Bridgeton, MO                                                78,080     7.34        573,221     Stated      Nov. 2006    Nov. 2016

UNITED SPACE ALLIANCE LLC                                      88,200     5.73        505,020     Stated      Sep. 2006    Sep. 2016
FACILITY MANAGEMENT SOLUTIONS, LLC                              3,600     8.40         30,240     Stated      Dec. 2005    Dec. 2005
                                                            ---------               ---------
  Webster, TX                                                  91,800                 535,260

TITAN CORPORATION(b) (k)
  San Diego, CA                                               166,403    16.43        506,783     CPI         Jul. 2007    Jul. 2027

DS GROUP LIMITED
  Goshen, IN                                                   54,270     9.22        500,212     CPI         Feb. 2010    Feb. 2035

WOZNIAK INDUSTRIES, INC.
  Schiller Park, IL                                            84,197     5.91        497,400     Stated      Dec. 2003    Dec. 2023

TELLIT ASSURANCES(b)
  Rouen, France                                                36,791    17.92        494,164(j)  INSEE(i)    Aug. 2004    Aug. 2009

CHILDTIME CHILDCARE, INC.(b) (l)
  12 Locations: AZ, CA, MI, TX                                 83,912    15.45        472,307     CPI         Jan. 2016    Jan. 2041

YALE SECURITY, INC.
  Lemont, IL                                                  130,000     3.53        459,000     Stated      Mar. 2011    Mar. 2011

SOCIETE DE TRAITEMENTS                                         69,470     4.42        245,379(m)  INSEE(i)    Jun. 2005    Jun. 2008
DSM FOOD SPECIALITIES                                          37,337     7.15        213,508(m)  INSEE(i)    Jun. 2005    Jun. 2008
                                                             --------               ---------
               Total for property in Indre
                     et Loire, France: (b)                    106,807                 458,887(m)

BELLSOUTH ENTERTAINMENT, INC.
  Ft. Lauderdale, FL                                           80,450     5.14        413,748     CPI         Jun. 2009    Jun. 2019

HONEYWELL, INC.                                               119,320     2.03        242,400     Stated      Sep. 2005    Sep. 2005
CONTINENTAL AIRLINES, INC.                                     25,125     5.67        142,560     Stated      Jul. 2003    Jul. 2008
                                                             --------               ---------
                     Total for property in
                              Houston, TX:                    144,445                 384,960

PENN CRUSHER CORPORATION
  Cuyahoga Falls, OH and Broomall, PA                         103,255     3.65        377,234     Market      Jan. 2005    Jan. 2020

VARIOUS TENANTS (b)
   Broomfield, CO                                              64,609     5.47        353,260     Various     Various      Various

OLMSTEAD KIRK PAPER COMPANy                                     5,760     6.56         37,800     Stated      Dec. 2007    Dec. 2007
INDUSTRIAL DATA SYSTEMS CORPORATION
(PETROCON ENGINEERING, INC.)                                   34,300     8.16        279,888     Stated      Dec. 2011    Dec. 2011

                                                                         RENT        SHARE OF
                                                                         PER         CURRENT
 LEASE OBLIGOR/                                               SQUARE    SQUARE        ANNUAL      INCREASE      LEASE       MAXIMUM
  LOCATION                                                    FOOTAGE    FOOT        RENTS(a)      FACTOR       TERM         TERM
 --------------                                             ---------   ------      ---------     --------    ---------    --------
                     Total for property in
                             Beaumont, TX:                     40,060                 317,688

R & S DISTRIBUTION, INC.  (v)                                 588,235      .51        300,000     None        May. 2003    May. 2003
   Cincinnati, OH

BIKE BARN HOLDING COMPANY, INC.                                 6,216    10.42         64,800     Stated      Aug. 2005    Aug. 2015
Sears Roebuck and Co.                                          21,069    10.60        223,331     Stated      Sep. 2005    Sep. 2015
                                                              -------               ---------
                     Total for property in
                           Houston, TX(b):                     27,285                 288,131

THE ROOF CENTERS, INC.
  Manassas, VA                                                 60,446     4.44        268,631     Stated      Jul. 2009    Jul. 2009

TOOLING SYSTEMS, LLC
  Frankenmuth, MI                                             128,400     2.06        264,400     Stated      Aug. 2012    Aug. 2017

GAMES WORKSHOP, INC.
  Glen Burnie, MD                                              45,300     5.83        264,178     Stated      Apr. 2006    Apr. 2016

DIRECTION REGIONAL DES AFFAIRES
SANITAIRES ET SOCIALES
  Rouen, France (b)                                            25,228    12.78        241,733(j)  INSEE(i)    Oct. 2004    Oct. 2004

PENBERTHY PRODUCTS, INC.
  Prophetstown, IL                                            161,878     1.47        237,486     CPI         Apr. 2006    Apr. 2026

HARCOURT GENERAL, INC.(g)
  Canton, MI                                                   29,818     7.84        233,750     % Sales     Jul. 2005    Jul. 2030

ADR BOOKPRINT INC.                                              3,330     7.56         25,176     Stated      May 2003     May 2003
TRANS AMERICAN AUTOMATION INC.                                  5,632     7.92         44,604     Stated      Feb. 2007    Feb. 2012
CUSTOM TRAINING GROUP, INC.                                    11,740     8.23         96,600     Stated      Aug. 2006    Aug. 2006
WORK READY, INC.                                                7,306     9.20         67,200     Stated      Aug. 2006    Aug. 2006
                                                              -------               ---------
                     Total for property in
                              Houston, TX:                     28,008                 233,580

VERIZON COMMUNICATIONS, INC.
  Milton, VT                                                   30,624     7.54        231,000     Stated      Feb. 2013    Feb. 2023

NORTHERN TUBE, INC.
  Pinconning, MI                                              220,588     1.02        225,000     CPI         Dec. 2007    Dec. 2022

ROCHESTER BUTTON COMPANY, INC.
  South Boston and Kenbridge, VA                               81,387     2.21        180,000     None        Dec. 2016    Dec. 2036

PEPSICO, INC.
  Houston, TX                                                  17,725     6.29        111,557     Stated      Oct. 2004    Oct. 2004

PENN VIRGINIA COAL COMPANY
  Duffield, VA                                                 12,804     5.78         73,999     CPI         Nov. 2004    Nov. 2019

RECLAMATION FOODS, INC.                                        11,780     2.25         26,505     CPI         Jun. 2006    Jun. 2016
J & D CARDS & GIFTS, INC.                                       3,220     7.94         25,551     Stated      Jan. 2012    Jan. 2012
                                                              -------               ---------
               Total for property in
               Apache Junction, AZ                             15,000                  52,056

SHINN SYSTEMS, INC. (u)
Salisbury, NC                                                  13,284     2.00         26,568     CPI         Nov. 2003    Nov. 2006

VACANT PROPERTIES
  McMinnville, TN                                             276,991
  Garland, TX                                                 150,203
  Webster, TX                                                  10,960
  Travelers Rest, SC                                           85,959
  Broomfield, CO (r)                                        12.5 acres
                                                                          Land
                                                                          Only

      (a) Share of Current Annual Rents is the product of the Square Footage, the Rent per Square Foot, and any ownership interest percentage as noted below.

      (b)   These properties are encumbered by mortgage notes payable.

      (c) The Company operates a hotel business at this property. Amount represents net operating income of the business.

      (d) Current annual rent represents the 74.583% ownership interest as a tenancy in common in this property.

      (e) Current annual rent for the Colliersville, TN property represents the 40% ownership interest in a limited liability company owning land and building.

      (f) Current annual rent represents the 33.33% ownership interest in a limited partnership owning land and building.

      (g) Current annual rent does not include percentage of sales rent, payable under the lease contract.

      (h) Current annual rent represents the 95% ownership interest in a foreign partnership owning land and building. Rents are collected in French Francs, conversion rate at December 31, 2002 used.

      (i) INSEE construction index, an index published quarterly by the French Government.

      (j) Current annual rent represents the 75% ownership interest in a foreign partnership owning land and building. Rents are collected in French Francs, conversion rate at December 31, 2002 used.

      (k) Current annual rent represents the 18.54% ownership interest in a limited partnership owning land and building.

      (l) Current annual rent represents the 33.93% ownership interest in a limited partnership owning land and building.

      (m) Current annual rent represents the 80% ownership interest in a foreign partnership owning land and building. Rents are collected in French Francs, conversion rate at December 31, 2002 used.

      (n) The property is mostly vacant, except for one tenant who is occupying approximately 33% of the property under a sublease that was assigned to WPC.

      (o) Current annual rent represents the 50% ownership interest in a limited liability company owning land and building.

      (p)   Tenant vacated property at end of lease term in February 2003.

      (q)   Property subsequently sold in 2003.

      (r)   Property is currently under development.

      (s) Current annual rent represents the 36% ownership interest as a tenancy in common in this property.

      (t) Current annual rent represents the 90% ownership interest in a foreign partnership owning a building. Rents are collected in French Francs, conversion rate at December 31, 2002 used.

      (u) The property is mostly vacant, except for one tenant occupying approximately 4% of the property.

      (v)   Tenant is occupying the property under a license agreement.

Item 3. Legal Proceedings.

As of the date hereof, the Company is not a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the year ended December 31, 2002 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Information with respect to Registrant's common equity is hereby incorporated by reference to page 50 of the Company's Annual Report contained in Appendix A.

Item 6. Selected Financial Data.

Selected Financial Data are hereby incorporated by reference to page 1 of the Company's Annual Report contained in Appendix A.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 15 of the Company's Annual Report contained in Appendix A.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk:

$145,515 of WPC's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of December 31, 2002 ranged from 2.59% to 6.44%. The interest on the fixed rate debt as of December 31, 2002 ranged from 6.11% to 9.55%.

Advances from the line of credit bear interest at an annual rate of either (i) the one, two, three or six-month LIBOR, plus a spread which ranges from 0.6% to 1.45% depending on leverage or corporate credit rating or (ii) the greater of the bank's Prime Rate and the Federal Funds Effective Rate, plus .50%, plus a spread of up to .125% depending on WPC's leverage.

 (in thousands)
                          2003         2004         2005         2006         2007      Thereafter     Total     Fair Value
                          ----         ----         ----         ----         ----      ----------     -----     ----------
Fixed rate debt         $  9,827     $ 23,738     $  6,572     $ 22,986     $ 12,481     $ 69,911     $145,515    $148,390
Weighted average
    interest rate           7.75%        8.03%        7.47%        7.27%        7.17%        7.27%
Variable rate debt      $  1,353     $ 50,653     $  1,692     $  1,908     $  2,119     $ 31,809     $ 89,534    $ 89,534

WPC conducts business in France. The foreign operations were not material to WPC's consolidated financial position, results of operations or cash flows during the three-year period ended December 31, 2002. Additionally, foreign currency translation gains and losses were not material to our results of operations for the three-year period ended December 31, 2002. Accordingly, we were not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign subsidiaries. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases resulting from WPC's foreign operations are as follows:

 (in thousands)           2003         2004         2005         2006         2007      Thereafter      Total
                          ----         ----         ----         ----         ----      ----------      -----
Minimum Rents (1)       $  5,966     $  5,256     $  4,440     $  4,186     $  4,149     $ 16,419     $ 40,416

Scheduled principal payments for the mortgage notes payable during each of the next five years following December 31, 2002 and thereafter are as follows:

(in thousands)            2003         2004         2005         2006         2007      Thereafter       Total
                          ----         ----         ----         ----         ----      ----------       -----
Mortgage notes
Payable(1)              $  1,353     $  1,653     $  1,692     $  1,908     $  2,119     $ 31,809     $ 40,534

      (1)   Based on December 31, 2002 exchange rate for the Euro.

Item 8. Consolidated Financial Statements and Supplementary Data:

The following consolidated financial statements and supplementary data of the Company are hereby incorporated by reference to pages 16 to 49 of the Company's Annual Report contained in Appendix A:

      (i)   Report of Independent Accountants.

      (ii)  Consolidated Balance Sheets as of December 31, 2002 and 2001

      (iii) Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

      (iv) Consolidated Statements of Members' Equity for the years ended December 31, 2000, 2001 and 2002

      (v) Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

      (vi)  Notes to Consolidated Financial Statements

Item 9. Disagreements on Accounting and Financial Disclosure.

None.
                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

This information will be contained in Company's definitive Proxy Statement with respect to the Company's 2003 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

Item 11. Executive Compensation.

This information will be contained in Company's definitive Proxy Statement with respect to the Company's 2003 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

This information will be contained in Company's definitive Proxy Statement with respect to the Company's 2003 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

This information will be contained in Company's definitive Proxy Statement with respect to the Company's 2003 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

Item 14. Controls and Procedures

The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of December 31, 2002.

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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) 1. Financial Statements:

                  The following financial statements are filed as a part of this
                  Report:

                        Report of Independent Accountants.

                        Consolidated Balance Sheets as of December 31, 2002 and 2001.

                        Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000.

                        Consolidated Statements of Members' Equity for the years ended December 31, 2000, 2001, and 2002.

                        Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000.

                        Notes to Consolidated Financial Statements.

The consolidated financial statements are hereby incorporated by reference to pages 16 to 49 of the Company's Annual Report contained in Appendix A.

      (a). 2. Financial Statement Schedule:

                  The following schedule is filed as a part of this Report:

                        Report of Independent Accountants.

                        Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2002.

                        Notes to Schedule III.

                        Schedule III and notes thereto are contained herein on pages 26 to 33 of this Form 10-K.

                  Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

      (a)3 Exhibits:

The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit                                                                                       Method of
  No.             Description                                                                  Filing
-------           -----------                                                           ---------------------
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

    10.5       Non-Statutory Listed Share Option Agreement.                             Exhibit 10.5 to Registration
                                                                                        Statement on Form S-4
                                                                                        (No. 333-37901) dated October
                                                                                        15, 1997

    10.6       Second Amended and Restated Credit Agreement                             Exhibit 10.6 to Form 10-K,
               dated as of March 23, 2001                                               dated March 18, 2002

    21.1       List of Registrant Subsidiaries                                          Filed herewith

    23.1       Consent of PricewaterhouseCoopers LLP                                    Filed herewith

    99.1       Chief Executive Officer's Certification Pursuant to Section 906          Filed herewith
               of the Sarbanes-Oxley Act of 2002.

Exhibit                                                                                       Method of
  No.             Description                                                                  Filing
-------           -----------                                                           ---------------------
    99.2       Chief Financial Officer's Certification Pursuant to Section 906          Filed herewith
               of the Sarbanes-Oxley Act of 2002.

    99.13      Amended and Restated Agreement of Limited Partnership                    Exhibit 99.13 to Registration
               of CPA(R):1.                                                             Statement on Form S-4
                                                                                        (No. 333-37901) dated October
                                                                                        15, 1997

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

    99.22      Listed Share Purchase Warrant.                                           Exhibit 99.22 to Registration
                                                                                        Statement on Form S-4
                                                                                        (No. 333-37901) dated October
                                                                                        15, 1997

(b). Report on Form 8-K:

     During the quarter ended December 31, 2002, the Company was not required to file any reports on Form 8-K.

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. W. P. CAREY & CO. LLC


   3/25/2003                        BY:     /s/ John J. Park
   ---------                           --------------------------------------
     Date                              John J. Park
                                       Managing Director and Chief Financial
                                       Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    BY:  W. P. CAREY & CO. LLC

   3/25/2003                        BY:  /s/ William P. Carey
   ---------                             --------------------------------------------
     Date                                William P. Carey
                                         Chairman of the Board, Co-Chief Executive
                                         Officer and Director

   3/25/2003                        BY:  /s/ Francis J. Carey
   ---------                             --------------------------------------------
     Date                                Francis J. Carey
                                         Vice Chairman of the Board, Chairman of the
                                         Executive Committee and Director

   3/25/2003                        BY:  /s/ Gordon F. DuGan
   ---------                             --------------------------------------------
     Date                                Gordon F. DuGan
                                         President, Co-Chief Executive Officer,
                                         Chief Acquisitions Officer and Director

   3/25/2003                        BY:  /s/ George E. Stoddard
   ---------                             --------------------------------------------
     Date                                George E. Stoddard
                                         Senior Executive Vice President, Chairman
                                         of the Investment Committee, and Director

   3/25/2003                        BY:  /s/ Nathaniel S. Coolidge
   ---------                             --------------------------------------------
     Date                                Nathaniel  S. Coolidge
                                         Chairman of the Audit Committee and Director

   3/25/2003                        BY:  /s/ Eberhard Faber IV
   ---------                             --------------------------------------------
     Date                                Eberhard Faber IV
                                         Chairman of Nomination & Corporate Governance
                                         Committee and Director

   3/25/2003                        BY:  /s/ Dr. Lawrence R. Klein
   ---------                             --------------------------------------------
     Date                                Dr. Lawrence R. Klein
                                         Chairman of the Economic Policy Committee
                                         and Director

   3/25/2003                        BY:  /s/ Charles C. Townsend, Jr.
   ---------                             --------------------------------------------
     Date                                Charles C. Townsend, Jr.
                                         Chairman of the Compensation Committee and
                                         Director

   3/25/2003                        BY:  /s/ Reginald Winssinger
   ---------                             --------------------------------------------
     Date                                Reginald Winssinger
                                         Director

   3/25/2003                        BY:  /s/ John J. Park
   ---------                             --------------------------------------------
     Date                                John J. Park
                                         Managing Director and Chief Financial Officer

   3/25/2003                        BY:  /s/ Claude Fernandez
   ---------                             --------------------------------------------
     Date                                Claude Fernandez
                                         Managing Director and Chief Accounting Officer

                                 CERTIFICATIONS

We, William Polk Carey and Gordon F. DuGan, certify that:

1. We have reviewed this annual report on Form 10-K of W. P. Carey & Co. LLC (the "Registrant");

2. Based on our knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on our knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and we are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and we have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and we have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date      3/25/2003                       Date      3/25/2003


          /s/ William Polk Carey                    /s/ Gordon F. DuGan
          -----------------------------             ----------------------------
          William Polk Carey                        Gordon F. DuGan
          Chairman                                  President
          (Co-Chief Executive Officer)              (Co-Chief Executive Officer)

I, John J. Park, certify that:

1. I have reviewed this annual report on Form 10-K of W. P. Carey & Co.LLC (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date      3/25/2003


          /s/ John J. Park
          -----------------------------
          John J. Park
          Chief Financial Officer

                        REPORT of INDEPENDENT ACCOUNTANTS
                         on FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of
W. P. CAREY & CO. LLC:

Our audits of the consolidated financial statements referred to in our report dated March 19, 2003 appearing in the 2002 Annual Report to Shareholders of W.
P. CAREY & CO. LLC (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

New York, New York
March 19, 2003

                              W. P. CAREY & CO. LLC

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2002

                                                       Initial Cost to Company
                                                       -----------------------
                                                                                              Costs
                                                                                            Capitalized        Increase
                                                                              Personal     Subsequent to   (decrease) in Net
       Description          Encumbrances          Land         Buildings      Property     Acquisition(a)   Investments (b)
       -----------          ------------          ----         ---------      --------     --------------   ---------------
Operating Method:
Office, warehouse and
  manufacturing buildings
  leased to various
  tenants in Broomfield,
  Colorado                   $1,668,104      $   247,993      $ 2,538,263                  $1,200,000
Distribution facilities
  and warehouses leased
  to The Gap, Inc.           12,091,275        1,525,593       21,427,148                                      141,235
Supermarkets leased to
  Winn-Dixie Stores, Inc.                        855,196        6,762,374                                   (2,535,810)
Warehouse and manufac-
  turing plant leased to
  Pre Finish Metals
  Incorporated                                   324,046        8,408,833
Land leased to Unisource
  Worldwide, Inc.                              4,573,360
Centralized telephone
  bureau leased to Excel
  Communications, Inc.                           925,162        4,023,627                                      101,983
Office building in
  Beaumont, Texas leased
  to Industrial Data
  Systems Corporation and
  Olmstead Kirk Paper
  Company                                        164,113        2,343,849                      35,549
Computer center leased to
  AT&T Corporation                               269,700        5,099,964                   4,165,742           (2,612)
Office, manufacturing and
  warehouse buildings
  leased to AMS Holding
  Group                                        1,389,951        5,337,002                      92,326       (1,039,757)
Warehouse and
  distribution leased to
  Shinn Systems, Inc. in
  Salisbury, NC                                  246,949        5,034,911                   1,363,829
Manufacturing and office
  buildings leased to
  Penn Virginia Coal
  Company                                        240,072          609,267
Land leased to Exide
  Electronics Corporation                      1,638,012                                                      (809,735)
Motion picture theaters
  leased to Harcourt
  General, Inc.                                1,527,425        5,709,495                                   (4,752,521)
Warehouse/ office
  research facilities
  leased to

                                        Gross Amount at which Carried at Close of Period (d)
                                        ----------------------------------------------------
                                                                                                                         Life on
                                                                                                                          which
                                                                                                                       Depreciation
                                                                                                                         in Latest
                                                                                             Accumulated                 Statement
                                                              Personal                       Depreciation      Date      of Income
       Description                Land          Buildings     Property         Total             (d)         Acquired   is Computed
       -----------                ----          ---------     --------         -----         ------------    --------  ------------
Operating Method:
Office, warehouse and
  manufacturing buildings
  leased to various
  tenants in Broomfield,
  Colorado                   $   247,993      $ 3,738,263                  $ 3,986,256      $   418,534      1/1/1998      40 yrs.
Distribution facilities
  and warehouses leased
  to The Gap, Inc.             1,525,593       21,568,383                   23,093,976        2,685,455      1/1/1998      40 yrs.
Supermarkets leased to
  Winn-Dixie Stores, Inc.        855,196        4,226,564                    5,081,760          654,955      1/1/1998      40 yrs.
Warehouse and manufac-
  turing plant leased to
  Pre Finish Metals
  Incorporated                   324,046        8,408,833                    8,732,879        1,051,105      1/1/1998      40 yrs.
Land leased to Unisource
  Worldwide, Inc.              4,573,360                                     4,573,360                       1/1/1998      N/A
Centralized telephone
  bureau leased to Excel
  Communications, Inc.           925,162        4,125,610                    5,050,772          509,020      1/1/1998      40 yrs.
Office building in
  Beaumont, Texas leased
  to Industrial Data
  Systems Corporation and
  Olmstead Kirk Paper
  Company                        164,113        2,379,398                    2,543,511          293,832      1/1/1998      40 yrs.
Computer center leased to
  AT&T Corporation               269,700        9,263,094                    9,532,794          276,814      1/1/1998      40 yrs.
Office, manufacturing and
  warehouse buildings
  leased to AMS Holding
  Group                        1,107,855        4,671,667                    5,779,522          556,518      1/1/1998      40 yrs.
Warehouse and
  distribution leased to
  Shinn Systems, Inc. in
  Salisbury, NC                  246,949        6,398,740                    6,645,689          769,811      1/1/1998      40 yrs.
Manufacturing and office
  buildings leased to
  Penn Virginia Coal
  Company                        240,072          609,267                      849,339           76,158      1/1/1998      40 yrs.
Land leased to Exide
  Electronics Corporation        828,277                                       828,277                       1/1/1998      N/A
Motion picture theaters
  leased to Harcourt
  General, Inc.                  274,985        2,209,414                    2,484,399          276,176      1/1/1998      40 yrs.
Warehouse/ office
  research facilities
  leased to

                              W. P. CAREY & CO. LLC

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2002

                                                       Initial Cost to Company
                                                       -----------------------
                                                                                              Costs
                                                                                            Capitalized        Increase
                                                                              Personal     Subsequent to   (decrease) in Net
       Description          Encumbrances          Land           Buildings    Property     Acquisition(a)   Investments (b)
       -----------          ------------          ----           ---------    --------     --------------   ---------------
 Lockheed Martin
  Corporation                                   1,218,860        6,283,475                    539,706
Warehouse/office research
  facilities leased to
  Lockheed Martin
  Corporation and
  Merchant Home Delivery,
  Inc.                                          1,104,669        6,556,607                     49,732
Warehouse/distribution
  facilities leased to
  Games Workshop, Inc.                            293,801        1,912,271                     12,470
Warehouse and office
  facility leased to
  BellSouth
  Entertainment, Inc.                           1,173,108        3,368,141                    242,885            98,916
Manufacturing and office
  facility leased to Yale
  Security, Inc.                                  345,323        3,913,657                                       60,394
Technology Center leased
  to Faurecia Exhaust
  Systems, Inc.                2,956,668          223,585        9,652,682                                      203,626
Manufacturing facilities
  leased to Northern
  Tube, Inc.                                       31,725        1,691,580
Manufacturing facilities
  leased to Anthony's
  Manufacturing Company,
  Inc.                                          2,051,769        5,321,776                                      152,368
Manufacturing facilities
  in Traveler's Rest, SC                          263,618        4,046,406                                   (2,506,543)
Land leased to AutoZone,
  Inc.                        13,754,995        9,382,198                                                      (147,949)
Office facility leased to
  Verizon Communications,
  Inc                                             219,548        1,578,592
Land leased to Sybron
  Dental Specialities,
  Inc.                                          1,135,003                                                        17,286
Office facility leased to
  United States Postal
  Service, General
  Services Administration
  and Comark, Inc.                              1,074,640       11,452,967                    154,728
Manufacturing facilities
  leased to Tooling
  Systems LLC                                     284,314        2,483,597                    (25,114)

                                        Gross Amount at which Carried at Close of Period (d)
                                        ----------------------------------------------------
                                                                                                                        Life on
                                                                                                                         which
                                                                                                                      Depreciation
                                                                                                                        in Latest
                                                                                             Accumulated               Statement
                                                             Personal                       Depreciation      Date      of Income
       Description                Land         Buildings     Property         Total             (d)         Acquired   is Computed
                               ---------       ---------     --------       ---------       ------------    --------  ------------
 Lockheed Martin
  Corporation                 1,218,860        6,823,181                    8,042,041          843,545      1/1/1998      40 yrs.
Warehouse/office research
  facilities leased to
  Lockheed Martin
  Corporation and
  Merchant Home Delivery,
  Inc.                        1,104,669        6,606,339                    7,711,008          826,856      1/1/1998      40 yrs.
Warehouse/distribution
  facilities leased to
  Games Workshop, Inc.          293,801        1,924,741                    2,218,542          239,151      1/1/1998      40 yrs.
Warehouse and office
  facility leased to
  BellSouth
  Entertainment, Inc.         1,173,108        3,709,942                    4,883,050          441,266      1/1/1998      40 yrs.
Manufacturing and office
  facility leased to Yale
  Security, Inc.                345,323        3,974,051                    4,319,374          493,053      1/1/1998      40 yrs.
Technology Center leased
  to Faurecia Exhaust
  Systems, Inc.                 223,585        9,856,308                   10,079,893        1,218,699      1/1/1998      40 yrs.
Manufacturing facilities
  leased to Northern
  Tube, Inc.                     31,725        1,691,580                    1,723,305          211,448      1/1/1998      40 yrs.
Manufacturing facilities
  leased to Anthony's
  Manufacturing Company,
  Inc.                        2,051,769        5,474,144                    7,525,913          674,293      1/1/1998      40 yrs.
Manufacturing facilities
  in Traveler's Rest, SC        263,618        1,539,863                    1,803,481          380,474      1/1/1998      40 yrs.
Land leased to AutoZone,
  Inc.                        9,234,249                                     9,234,249                       1/1/1998      N/A
Office facility leased to
  Verizon Communications,
  Inc.                          219,548        1,578,592                    1,798,140          197,324      1/1/1998      40 yrs.
Land leased to Sybron
  Dental Specialities,
  Inc.                        1,152,289                                     1,152,289                       1/1/1998      N/A
Office facility leased to
  United States Postal
  Service, General
  Services Administration
  and Comark, Inc.            1,074,640       11,607,695                   12,682,335        1,443,428      1/1/1998      40 yrs.
Manufacturing facilities
  leased to Tooling
  Systems LLC                   259,200        2,483,597                    2,742,797          124,180      1/1/1998      40 yrs.

                              W. P. CAREY & CO. LLC

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2002

                                                       Initial Cost to Company
                                                       -----------------------
                                                                                               Costs
                                                                                            Capitalized        Increase
                                                                              Personal     Subsequent to   (decrease) in Net
       Description          Encumbrances          Land          Buildings     Property     Acquisition(a)   Investments (b)
       -----------          ------------          ----          ---------     --------     --------------   ----------------
Manufacturing and office
  buildings leased to
  Penn Crusher Corporation                        412,596        3,471,346                     62,214
Manufacturing facilities
  in McMinnville, TN                              177,981        4,660,047                                   (3,664,223)
Manufacturing and office
  facility leased to The
  Roof Centers, Inc.                              459,593        1,351,737
Manufacturing facilities
  leased to Quebecor
  Printing Inc.               11,775,534        4,458,047       18,695,004                                      477,347
Land leased to Datcon
  Instrument Company                            1,954,882                                                        40,000
Distribution and office
  facilities leased to
  Federal Express
  Corporation                                     335,189        1,839,331
Land leased to Dr Pepper
  Bottling Company of
  Texas                                         9,795,193
Manufacturing facility
  leased to Detroit
  Diesel Corporation          15,986,976        5,967,620       31,730,547                                      775,099
Engineering and
  Fabrication facility
  leased to Orbital
  Sciences Corporation        14,166,987        5,034,749       18,956,971                  2,185,077           541,325
Distribution facility
  leased to PepsiCo, Inc.                         166,745          884,772
Hotel leased to Livho,
  Inc.                                          2,765,094       11,086,650    3,290,990     4,954,754
Retail store leased to
  Eagle Hardware and
  Garden, Inc.                10,268,160        4,125,000       11,811,641                   393,206
Office building in
  Pantin, France leased
  to five lessees              6,666,708        2,674,914        8,113,120                                     (637,075)
Office facility in Mont
  Saint Argany, France
  leased to Tellit
  Assurances                   3,448,118          542,968        5,286,915                                     (529,793)
Portfolio of seven
  properties in Houston,
  Texas leased to 12
  lessees                      6,919,983        3,260,000       22,574,073                    111,107
Office facility leased to
  America West Holdings
  Corp.                       17,645,437        2,274,782       26,701,663

                                        Gross Amount at which Carried at Close of Period (d)
                                        ----------------------------------------------------
                                                                                                                         Life on
                                                                                                                          which
                                                                                                                       Depreciation
                                                                                                                        in Latest
                                                                                             Accumulated                Statement
                                                              Personal                       Depreciation      Date     of Income
       Description                Land          Buildings     Property         Total             (d)         Acquired  is Computed
       -----------             ---------        ---------     --------       ---------       ------------    --------  ------------
Manufacturing and office
  buildings leased to
  Penn Crusher Corporation       412,596        3,533,560                    3,946,156          435,660      1/1/1998      40 yrs.
Manufacturing facilities
  in McMinnville, TN             177,981          995,824                    1,173,805           79,521      1/1/1998      40 yrs.
Manufacturing and office
  facility leased to The
  Roof Centers, Inc.             459,593        1,351,737                    1,811,330          168,967      1/1/1998      40 yrs.
Manufacturing facilities
  leased to Quebecor
  Printing Inc.                4,458,047       19,172,351                   23,630,398        2,365,271      1/1/1998      40 yrs.
Land leased to Datcon
  Instrument Company           1,994,882                                     1,994,882                       1/1/1998      N/A
Distribution and office
  facilities leased to
  Federal Express
  Corporation                    335,189        1,839,331                    2,174,520          229,916      1/1/1998      40 yrs.
Land leased to Dr Pepper
  Bottling Company of
  Texas                        9,795,193                                     9,795,193                       1/1/1998      N/A
Manufacturing facility
  leased to Detroit
  Diesel Corporation           5,967,620       32,505,646                   38,473,266        4,012,428      1/1/1998      40 yrs.
Engineering and
  Fabrication facility
  leased to Orbital
  Sciences Corporation         5,034,749       21,683,373                   26,718,122        2,599,836      1/1/1998      40 yrs.
Distribution facility
  leased to PepsiCo, Inc.        166,745          884,772                    1,051,517          110,597      1/1/1998      40 yrs.
Hotel leased to Livho,                                                                                                     7-40
  Inc                          2,765,094       13,266,579      6,065,815    22,097,488        4,673,900      1/1/1998      yrs.
Retail store leased to
  Eagle Hardware and
  Garden, Inc.                 4,493,534       11,836,313                   16,329,847        1,392,324      4/23/1998     40 yrs.
Office building in
  Pantin, France leased
  to five lessees              1,227,166        8,923,793                   10,150,959        1,009,522      5/27/1998     40 yrs.
Office facility in Mont
  Saint Argany, France
  leased to Tellit
  Assurances                     509,420        4,790,670                    5,300,090          510,781      6/10/1998     40 yrs.
Portfolio of seven
  properties in Houston,
  Texas leased to 12
  lessees                      3,260,000       22,685,180                   25,945,180        2,583,478      6/15/1998     40 yrs.
Office facility leased to
  America West Holdings
  Corp                         2,274,782       26,701,663                   28,976,445        2,445,745      6/30/1998     40 yrs.


                              W. P. CAREY & CO. LLC

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2002

                                                       Initial Cost to Company
                                                       -----------------------
                                                                                               Costs
                                                                                            Capitalized        Increase
                                                                               Personal    Subsequent to   (decrease) in Net
       Description           Encumbrances          Land         Buildings      Property    Acquisition(a)   Investments (b)
       -----------           ------------          ----         ---------      --------   --------------   -----------------
Operating Method:
Office facility leased to
  Sprint Spectrum L.P.         8,660,554        1,190,000        9,352,965                  1,315,694
Office facility leased
  to Direction Regional
  des Affaires Sanitaires
  et Sociales                  1,310,221          303,061        2,109,731                                     (329,735)
Office facility leased to
  Cendant Operations, Inc.     5,898,410          351,445        5,980,736                    527,368            42,917
Office facility leased to
   BellSouth
  Telecommunications, Inc.     5,351,334          720,000        7,708,458                    119,092
Office building in Lille
  and Indre et Loire,
  France leased to DSM
  Food Specialties and
  Societe de Traitements       3,261,492          451,168        4,478,891                                     (240,386)
Office facility in Tours,
  France leased to
  Bouygues Telecom SA          8,467,224        1,033,532        9,737,359                                    1,169,057
Office facility in
  Illkirch, France leased
  to Bouygues Telecom SA      17,380,702                        18,520,178                                    3,393,368
Manufacturing facility
  leased to Swat Fame,
  Inc.                                          3,789,019       13,163,763                                      317,639
Manufacturing facilities
  leased to BE Aerospace,
  Inc.                         9,200,000        1,860,000       12,538,600
                            ------------      -----------     ------------    ----------   -----------      -----------
                            $176,878,882      $86,833,311     $376,310,982    $3,290,990   $17,500,365      $(9,663,579)
                            ============      ===========     ============    ==========   ===========      ===========

                                        Gross Amount at which Carried at Close of Period (d)
                                        ----------------------------------------------------
                                                                                                                         Life on
                                                                                                                          which
                                                                                                                       Depreciation
                                                                                                                        in Latest
                                                                                            Accumulated                 Statement
                                                              Personal                      Depreciation      Date      of Income
       Description                Land         Buildings      Property        Total             (d)         Acquired   is Computed
       -----------             ---------       ---------      --------      ---------       ------------    --------   ------------
Operating Method:
Office facility leased to
  Sprint Spectrum L.P.         1,466,884       10,391,775                   11,858,659          994,518      7/1/1998      40 yrs.
Office facility leased
  to Direction Regional
  des Affaires Sanitaires
  et Sociales                    198,131        1,884,926                    2,083,057          188,707      11/16/1998    40 yrs.
Office facility leased to
  Cendant Operations, Inc.       351,445        6,551,021                    6,902,466          700,825      2/19/1999     40 yrs.
Office facility leased to
   BellSouth
  Telecommunications, Inc.       720,000        7,827,550                    8,547,550          593,965      12/22/1999    40 yrs.
Office building in Lille
  and Indre et Loire,
  France Leased to DSM
  Food Specialties and
  Societe de Traitements         446,778        4,242,895                    4,689,673          394,933      5/5/1999      40 yrs.
Office facility in Tours,
  France leased to
  Bouygues Telecom SA          1,150,438       10,789,510                   11,939,948          605,095      9/1/2000      40 yrs.
Office facility in
  Illkirch, France leased
  to Bouygues Telecom SA                       21,913,546                   21,913,546          570,665      12/3/2001     40 yrs.
Manufacturing facility
  leased to Swat Fame,
  Inc.                         3,789,019       13,481,402                   17,270,421          293,565      1/1/1998      40 yrs.
Manufacturing facilities
  leased to BE Aerospace,
  Inc.                         1,860,000       12,538,600                   14,398,600           93,772      9/12/2002     40 yrs.
                             -----------     ------------    ----------   ------------      -----------
                             $83,544,971     $384,661,283    $6,065,815   $474,272,069      $41,716,086
                             ===========     ============    ==========   ============      ===========

                              W. P. CAREY & CO. LLC

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2002

                                                           Initial Cost to Company
                                                           -----------------------
                                                                                                Costs
                                                                                             Capitalized
                                                                                            Subsequent to
                                                                                             Acquisition
              Description                    Encumbrances        Land           Buildings        (a)
              -----------                    ------------        ----           ---------   -------------
      Direct Financing Method:
      Office buildings and
        warehouses leased to
        Unisource Worldwide, Inc.            $4,527,143      $   331,910      $12,281,102
      Centralized Telephone
        Bureau leased to Western
        Union Financial
        Services, Inc.                                           842,233        4,762,302
      Warehouse and
        manufacturing buildings
        leased to Gibson
        Greetings, Inc.                                        3,495,507       34,016,822
      Warehouse and
        manufacturing buildings
        leased to CSS
        Industries, Inc.                                       1,051,005       14,036,912
      Manufacturing,
        distribution and office
        buildings leased to
        Brodart Co.                           2,020,233          445,383       11,323,899
      Manufacturing facilities
        leased to Faurecia
        Exhaust Systems, Inc.                                    223,585        2,684,424
      Manufacturing facilities
        leased to Rochester
        Button Company, Inc.                                      20,428          576,781
      Office and research
        facility leased to Exide
        Electronics Corporation                                                 2,844,120
      Manufacturing facility
        leased to Penberthy
        Products, Inc.                                            70,317        1,476,657
      Manufacturing facility and
        warehouse leased to DS
        Group Limited                                            238,532        3,339,449
      Retail stores leased to
        AutoZone, Inc.                                                         16,416,402
      Retail store leased to
        Wal-Mart Stores, Inc.                 2,622,962        1,839,303        6,535,144
      Manufacturing and office
        facilities leased to
        Sybron International
        Corporation                                            2,273,857       18,078,975      12,728
      Manufacturing and office
        facilities leased to
        Sybron Dental
        Specialties, Inc.                                        454,101       13,250,980       9,315
      Manufacturing and office
        facilities leased to NVR
        L.P.                                                     728,683        6,092,840
      Manufacturing and
        generating facilities
        leased to Datcon                                                        4,409,856

                                                          Gross Amount at which
                                                                 Carried
                                                            at Close of Period
                                                          ---------------------
                                               Increase
                                              (Decrease)
                                                in Net
                                              Investment                        Date
              Description                         (b)             Total        Acquired
              -----------                    -----------          -----        --------
      Direct Financing Method:
      Office buildings and
        warehouses leased to
        Unisource Worldwide, Inc.            $   123,974       $12,736,986      1/1/1998
      Centralized Telephone
        Bureau leased to Western
        Union Financial
        Services, Inc.                          (336,883)        5,267,652      1/1/1998
      Warehouse and
        manufacturing buildings
        leased to Gibson
        Greetings, Inc.                       (2,514,665)       34,997,664      1/1/1998
      Warehouse and
        manufacturing buildings
        leased to CSS
        Industries, Inc.                         295,267        15,383,184      1/1/1998
      Manufacturing,
        distribution and office
        buildings leased to
        Brodart Co.                           (3,336,256)        8,433,026      1/1/1998
      Manufacturing facilities
        leased to Faurecia
        Exhaust Systems, Inc.                   (276,580)        2,631,429      1/1/1998
      Manufacturing facilities
        leased to Rochester
        Button Company, Inc.                     (76,334)          520,875      1/1/1998
      Office and research
        facility leased to Exide
        Electronics Corporation                 (784,799)        2,059,321      1/1/1998
      Manufacturing facility
        leased to Penberthy
        Products, Inc.                          (284,972)        1,262,002      1/1/1998
      Manufacturing facility and
        warehouse leased to DS
        Group Limited                           (847,701)        2,730,280      1/1/1998
      Retail stores leased to
        AutoZone, Inc.                          (384,609)       16,031,793      1/1/1998
      Retail store leased to
        Wal-Mart Stores, Inc.                                    8,374,447      1/1/1998
      Manufacturing and office
        facilities leased to
        Sybron International
        Corporation                             (466,678)       19,898,882      1/1/1998
      Manufacturing and office
        facilities leased to
        Sybron Dental
        Specialties, Inc.                        174,479        13,888,875      1/1/1998
      Manufacturing and office
        facilities leased to NVR
        L.P.                                      41,501         6,863,024      1/1/1998
      Manufacturing and
        generating facilities
        leased to Datcon                                         4,409,856      1/1/1998

                              W. P. CAREY & CO. LLC

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2002

                                                           Initial Cost to Company
                                                           -----------------------
                                                                                              Costs
                                                                                            Capitalized
                                                                                           Subsequent to
                                                                                            Acquisition
              Description                    Encumbrances        Land         Buildings         (a)
              -----------                    ------------        ----         ---------    -------------
      Direct Financing Method:
        Instrument Company
      Office/warehouse
        facilities leased to
        United Stationers Supply
        Company                                                1,882,372        5,846,214      26,581
      Bottling and Distribution
        facilities lease to Dr
        Pepper Bottling Company
        of Texas                                                               27,598,638
                                              ----------     -----------     ------------     -------
                                              $9,170,338     $13,897,216     $185,571,517     $48,624
                                              ==========     ===========     ============     =======

                                                        Gross Amount at which
                                                              Carried
                                                          at Close of Period
                                                        ---------------------
                                              Increase
                                             (Decrease)
                                               in Net
                                             Investment                          Date
              Description                        (b)            Total           Acquired
              -----------                   ------------        -----           --------
      Direct Financing Method:
        Instrument Company
      Office/warehouse
        facilities leased to
        United Stationers Supply
        Company                                 (552,608)        7,202,559      1/1/1998
      Bottling and Distribution
        facilities lease to Dr
        Pepper Bottling Company
        of Texas                                (951,455)       26,647,183      1/1/1998
                                            ------------      ------------
                                            $(10,178,319)     $189,339,038
                                            ============      ============

                                                      Initial Cost to Company
                                                      -----------------------

                                                                                          Costs
                                                                                        Capitalized
                                                                                      Subsequent to
                                                                           Personal    Acquisition
              Description       Encumbrances     Land      Buildings       Property        (a)
              -----------       ------------     ----      ---------       --------   -------------
       Operating real estate:

       Hotel located in:

           Alpena, Michigan                    $114,241    $4,256,356     $ 618,066    $  732,097
                                               --------    ----------     ---------    ----------
                                               $114,241    $4,256,356     $ 618,066    $  732,097
                                               ========    ==========     =========    ==========


                                     Gross Amount at which Carried at Close of Period (d)
                                     ----------------------------------------------------
                                                                                                                   Life on
                                                                                                                    which
                                                                                                                 Depreciation
                                                                                                                   in Latest
                                                                                        Accumulated              Statement of
                                                            Personal                   Depreciation     Date        Income
              Description          Land       Buildings     Property       Total           (d)        Acquired    is Computed
           ----------------     ---------    ----------    ----------    ----------    ------------   ---------  ------------
       Operating real estate:

       Hotel located in:

           Alpena, Michigan     $ 114,241    $4,370,052    $1,236,467    $5,720,760     $1,664,817    1/1/1998    7-40 yrs.
                                ---------    ----------    ----------    ----------     ----------
                                $ 114,241    $4,370,052    $1,236,467    $5,720,760     $1,664,817
                                =========    ==========    ==========    ==========     ==========


                              W. P. CAREY & CO. LLC
        NOTES to Schedule III - Real Estate and ACCUMULATED DEPRECIATION

      (a) Consists of the cost of improvements and acquisition costs subsequent to acquisition, including legal fees, appraisal fees, title costs, other related professional fees and purchases of furniture, fixtures, equipment and improvements at the hotel properties.

      (b) The increase (decrease) in net investment is primarily due to (i) the amortization of unearned income from net investment in direct financing leases producing a periodic rate of return which at times may be greater or less than lease payments received, (ii) sales of properties (iii) impairment charges, (iv) changes in foreign currency exchange rates, and (v) an adjustment in connection with purchasing certain minority interests.

      (c) At December 31, 2002, the aggregate cost of real estate owned by the Company and its subsidiaries for Federal income tax purposes is $650,790,000.

      (d)

                                                                      Reconciliation of Real Estate Accounted for Under the
                                                                                         Operating Method
                                                                                          December 31,
                                                                                          ------------
                                                                              2002                            2001
                                                                              ----                            ----
           Balance at beginning of year                                  $ 459,243,153                  $ 438,164,796
           Additions                                                        15,232,049                     19,406,917
           Purchase accounting adjustments in connection with
              acquisition of minority interests                                     --                        920,041
           Dispositions                                                     (2,582,356)                    (2,164,984)
           Foreign currency translation adjustment                           8,424,122                     (1,729,439)
           Reclassification from/to assets held for sale, net
              investment in direct financing lease and equity
              investments                                                   (1,692,544)                     8,408,498
           Impairment charge                                                (4,352,355)                    (3,762,676)
                                                                         -------------                  -------------
           Balance at end of year                                        $ 474,272,069                  $ 459,243,153
                                                                         =============                  =============

                                                                           Reconciliation of Accumulated Depreciation
                                                                                          December 31,
                                                                                          ------------
                                                                              2002                           2001
                                                                              ----                           ----
           Balance at beginning of year                                  $  32,401,204                  $  24,159,250
           Depreciation expense                                             10,169,739                      9,290,409
           Depreciation expense from discontinued operations                   312,176                        270,973
           Foreign currency translation adjustment                             417,239                        (68,530)
           Reclassification from/to assets held for sale and net
              investment in direct financing lease                          (1,362,047)                    (1,163,444)
           Dispositions                                                       (222,228)                       (87,454)
                                                                         -------------                  -------------
           Balance at end of year                                        $  41,716,083                  $  32,401,204
                                                                         =============                  =============

                                                                             Reconciliation for Operating Real Estate
                                                                                           December 31,
                                                                                           ------------
                                                                              2002                           2001
                                                                              ----                           ----
           Balance at beginning of year                                  $   8,066,244                  $   7,943,711
           Additions                                                           384,974                        122,533
           Dispositions                                                     (2,730,458)                            --
                                                                         -------------                  -------------
           Balance at close of year                                      $   5,720,760                  $   8,066,244
                                                                         =============                  =============

                                                                         Reconciliation of Accumulated Depreciation for
                                                                                      Operating Real Estate
                                                                                           December 31,
                                                                                           ------------
                                                                              2002                           2001
                                                                              ----                           ----
           Balance at beginning of year                                  $   2,076,314                  $   1,441,587
           Depreciation expense                                                328,297                        396,377
           Depreciation expense from discontinued operations                   154,491                        238,350
           Dispositions                                                       (889,848)                            --
           Reclassification to other assets                                     (4,437)                            --
                                                                         -------------                  -------------
           Balance at end of year                                        $   1,664,817                  $   2,076,314
                                                                         =============                  =============

                                                         APPENDIX A TO FORM 10-K

                              W. P. CAREY & CO. LLC

                                                              2002 ANNUAL REPORT

SELECTED FINANCIAL DATA
(In thousands except per share amounts)

Operating Data (4)                                      2002            2001            2000            1999             1998
                                                        ----            ----            ----            ----             ----
Revenues                                             $ 161,604       $ 129,268       $ 110,064       $  78,670       $  76,547
Income (loss) from continuing operations (1)            46,674          33,614         (12,060)         29,147          34,583
Basic earnings (loss) from continuing                     1.31             .98            (.40)           1.14            1.37
   operations per share
Diluted earnings (loss) from continuing                   1.28             .96            (.40)           1.14            1.37
   operations per share
Net income (loss)                                       46,588          35,761          (9,278)         34,039          38,464
Basic earnings (loss) per share                           1.31            1.04            (.31)           1.33            1.55
Diluted earnings (loss) per share                         1.28            1.02            (.31)           1.33            1.55
Cash dividends paid                                     60,708          58,048          49,957          42,525          30,820
Cash provided by operating activities                   75,896          58,877          58,222          48,186          51,944
Cash (used in) provided by investing activities         51,921         (13,368)         41,138         (55,173)        (71,525)
Cash (used in) provided by financing activities       (115,261)        (46,815)        (91,452)          3,392           6,668
Cash dividends declared per share                         1.72            1.70            1.69            1.67            1.65

Balance Sheet Data:

Real estate, net (2)                                 $ 440,193       $ 435,629       $ 433,867       $ 501,350       $ 453,181
Net investment in direct financing leases              189,339         258,041         287,876         295,556         295,826
Total assets                                           893,524         915,883         904,242         856,259         813,264
Long-term obligations (3)                              226,102         287,903         176,657         310,562         254,827

(1)   Includes gain (loss) on sale of real estate.

(2) Includes real estate accounted for under the operating method, operating real estate and real estate under construction, net of accumulated depreciation.

(3) Represents mortgage and note obligations and deferred acquisition fees due after more than one year.

(4) Certain prior year amounts have been reflected as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets".

MANAGEMENT'S DISCUSSION AND ANALYSIS

(dollar amounts in thousands)

Overview

The following discussion and analysis of financial condition and results of operations of W. P. Carey & Co. LLC ("WPC") should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002. The following discussion includes forward-looking statements. Forward-looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of WPC. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of WPC to be materially different from the results of operations or plan expressed or implied by such forward looking statements. The risk factors are fully described in Item I of this Annual Report on Form 10-K. Accordingly, such information should not be regarded as representations by WPC that the results or conditions described in such statements or objectives and plans of WPC will be achieved.

WPC was formed in 1998 through the acquisition of nine affiliated real estate limited partnerships that had been managed by an affiliate of WPC as general partner and, at that time, became listed on the New York Stock Exchange. In June 2000, WPC acquired the net lease real estate management operations of its former manager, Carey Management, LLC. As a result of the June 2000 acquisition, WPC is currently the Advisor to four publicly-owned real estate investment trusts:
Carey Institutional Properties Incorporated ("CIP(R)"), Corporate Property Associates 12 Incorporated ("CPA(R):12"), Corporate Property Associates 14 Incorporated ("CPA(R):14") and Corporate Property Associates 15 Incorporated ("CPA(R):15") (collectively, the "CPA(R) REITs").

Critical Accounting Policies

Certain accounting policies are critical to the understanding of WPC's financial condition and results of operations. Management believes that an understanding of financial condition and results of operations requires an understanding of accounting policies relating to the use of estimates and revenue recognition.

The preparation of financial statements requires that management make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. For instance, WPC must assess its ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because fewer than 30 lessees represent more than 75% of annual rents, WPC believes that it is necessary to evaluate specific situations rather than solely use statistical methods. WPC generally recognizes a provision for uncollected rents and other tenant receivables which typically ranges between 0.5% and 2% of lease revenues (rental income and interest income from direct financings leases) and will measure its allowance against actual rent arrearages and adjust the percentage applied. Based on actual experience during 2002, WPC recorded a provision equal to approximately 2% of lease revenues. As of December 31, 2002, WPC had rent arrearages from two tenants of approximately $2,225 that is at risk of default.

WPC also uses estimates and judgments when evaluating whether long-lived assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, WPC performs projections of undiscounted cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires WPC to make its best estimate of market rents, residual values and holding periods. In its evaluations, WPC generally obtains market information from outside sources; however, such information requires Management to determine whether the information received is appropriate to the circumstances. As WPC's investment objectives are to hold properties on a long-term basis, holding periods used in the analyses generally range from five to ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. WPC will consider the likelihood of possible outcomes in determining the best possible estimate of future cash flows. Because in most cases, each of WPC's properties is leased to one tenant, WPC is more likely to incur significant writedowns when circumstances change because of the possibility that a property will be vacated in its entirety and, therefore, it is different from the risks related to leasing and managing multi-tenant properties. Events or changes in circumstances can result in further noncash writedowns and impact the gain or loss ultimately realized upon sale of the assets. WPC performs a review of its estimate of residual value of its direct financing leases at least annually to determine whether there has been an other than temporary decline in WPC's current estimate of residual value of the underlying real estate assets (i.e., the estimate of what WPC could realize upon sale of the property at the end of the lease term). If the review indicates a decline in residual

(dollar amounts in thousands)

value that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised to reflect the decrease in the expected yield using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue.

Real estate accounted for under the operating method is stated at cost less accumulated depreciation. Costs directly related to the development of rental properties are capitalized. Capitalized development and construction costs include costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other projects costs incurred during the period of development. Interest capitalized for the years ended December 31, 2002, 2001 and 2000 was $216, $443 and $81, respectively.

When assets are identified by Management as held for sale, WPC discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If in Management's opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, an impairment charge is recognized and a valuation allowance is established. If circumstances arise that previously were considered unlikely and, as a result, WPC decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, or (b) the fair value at the date of the subsequent decision not to sell. The results of operations and gain or loss on sales of real estate for properties sold or classified as held for sale after January 1, 2002 are reflected in the consolidated statements of operations as "Discontinued Operations" for all periods presented.

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

Asset-based management fees are earned when services are performed. A portion of the fees are subject to subordination provisions pursuant to the Advisory Agreements and are based on whether each CPA(R) REIT has met specific performance criteria on a quarterly basis. In connection with determining whether management and performance fees are recorded as revenue, Management performs analyses on a quarterly basis to measure whether subordination provisions have been met. Revenue is only recognized for performance based fees when the specific performance criteria are achieved.

WPC accounted for its acquisition of business operations of Carey Management in 2000 as a purchase. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. WPC evaluates goodwill for possible impairment at least annually using a two-step process. To identify any impairment, WPC first compares the estimated fair value of the reporting unit (management services segment) with its carrying amount, including goodwill. WPC calculates the estimated fair value of the management services segment by applying a multiple, based on comparable companies, to earnings. If the fair value of the management services segment exceeds its carrying amount, goodwill is considered not impaired and no further analysis is required. If the carrying amount of the management services unit exceeds its estimated fair value, then the second step is performed to measure the amount of the impairment charge.

For the second step, WPC would determine the impairment charge by comparing the implied fair value of the goodwill with its carrying amount and record an impairment charge equal to the excess of the carrying amount over the fair value. The implied fair value of the goodwill is determined by allocating the estimated fair value of the management services segment to its assets and liabilities. The excess of the estimated fair value of the management services segment over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. WPC has performed its annual test for impairment of its management services segment, the reportable unit of measurement, and concluded that the goodwill is not impaired.

Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in property expense. Unamortized leasing costs are also charged to property expense upon early termination of the lease. Costs incurred in connection with obtaining mortgages and debt financing are capitalized and

(dollar amounts in thousands)

amortized over the term of the related debt and included in interest expense. Unamortized financing costs are included in charges for early extinguishment of debt if a loan is retired and the costs have not been fully amortized.

Stated rental revenue is recognized on a straight-line basis and interest income from direct financing leases is recognized such that WPC earns a constant rate of return on its net investment, over the terms of the respective leases. Unbilled rents receivable represent the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. Most of WPC's leases provide for periodic rent increases based on formula indexed to increases in the Consumer Price Index ("CPI"). CPI-based and other contingent-type rents are recognized currently. WPC recognizes rental income from sales overrides when reported by lessees, that is, after the level of sales requiring a rental payment is reached.

WPC accounts for its investments in unconsolidated joint ventures under the equity method of accounting as it may exercise significant influence, but does not control these entities. These investments are recorded initially at cost, as Equity Investments and subsequently adjusted for its proportionate share of earnings and cash contributions and distributions. On a periodic basis, Management assesses whether there are any indicators that the value of equity investments may be impaired and whether or not that impairment is other than temporary. An investment's value is impaired only if Management's estimate of the net realizable value of the investment is less than the carrying value of the investment. To the extent impairment has occurred, the charge shall be measured as the excess of the carrying amount of the investment over the fair value of the investment.

Significant management judgment is required in developing WPC's provision for income taxes, including (i) the determination of partnership-level state and local taxes, and (ii) for its taxable subsidiaries, estimating deferred tax assets and liabilities and any valuation allowance that might be required against the deferred tax assets. The valuation allowance is required if it is more likely than not that a portion or all of the deferred tax assets will not be realized. WPC has not recorded a valuation allowance based on Management's belief that operating income of the taxable subsidiaries will be sufficient to realize the benefit of these assets over time. For interim periods, income tax expense for taxable subsidiaries is determined, in part, by applying an effective tax rate which takes into account statutory federal, state and local tax rates.

Public business enterprises are required to report financial and descriptive information about their reportable operating segments. WPC's management evaluates the performance of its owned and managed real estate portfolio as a whole, but allocates its resources between two operating segments: real estate operations with domestic and international investments and management services.

Results of Operations:

Year-Ended December 31, 2002 Compared to Year-Ended December 31, 2001

WPC reported net income of $46,588 and $35,761 and income from continuing operations of $46,674 and $33,614 for the years ended December 31, 2002 and 2001, respectively. The results are not fully comparable due to the adoption of Statement of Financial Accounting Standard ("SFAS") No. 142 "Goodwill and other Intangibles" in 2002. SFAS No. 142 discontinued the amortization of goodwill and indefinite-lived intangibles assets and is not retroactively applicable to 2001. If the accounting change for amortization had been retroactively applied, the overall increase in net income and income from continuing operations would have been $6,204 and $8,437, respectively (also see Note 20 to the accompanying consolidated financial statements). The results for 2002 reflect a change in the composition of revenue and earnings from WPC's business segments with substantial growth in the revenues and net operating income of its management services operations and a decline in the revenues and net operating income of its real estate operations. The results from continuing operations for 2002 and 2001 include asset impairment charges of $21,186 and $9,997, respectively, representing the writedown of assets to estimated fair value. In addition, the results from 2002 include a gain of $11,160 on the sale of a property in Los Angeles, California. SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" requires that for disposal activities initiated after January 1, 2002, including the sale of properties, the revenues and expenses relating to the assets held for sale or sold be presented as a discontinued operation for all periods presented in the financial statements. Because WPC sells properties in the ordinary course of business, and may reinvest the proceeds of sale to purchase new properties, WPC evaluates its ability to fund distributions to shareholders by considering the combined effect of income from continuing operations and discontinued operations.

(dollar amounts in thousands)

Excluding the effect of the change in the amortization of goodwill and indefinite-lived intangible assets, the gain on the sale of the Los Angeles property and the noncash asset impairment charges, the increase in income from continuing operations, as adjusted, of $8,466 for the comparable years was primarily due to increases in management income and a decrease in interest expense. These were partially offset by increases in general and administrative expenses and the provision for income taxes, and, to a lesser extent, decreases in income from equity investments and lease revenues. The increase in impairment charges was the result of a comprehensive, independent review of the estimated residual values on its properties classified as net investments in direct financing leases. WPC determined that an other than temporary decline in estimated residual value had occurred at several properties, primarily the properties leased to Gibson Greeting, Inc. and Brodart Co. and the net investment in direct financing leases was revised using the changed estimates. The resulting changes in estimated residual value resulted in the recognition of impairment charges on direct financing leases of $14,880 in 2002. WPC also incurred an impairment charge of $4,596 on its investment in the operating partnership units of MerisStar Hospitality Corporation due to the deterioration in the operating results of MeriStar. The per share price of MeriStar's common stock has continued to decline since December 31, 2002 when it was $6.60, and was $3.32 as of March 19, 2003. Management will continue to evaluate whether further impairment charges will be necessary.

Net operating income from real estate operations (income before gains and losses, income taxes, minority interest, and discontinued operations) was $13,116 and $31,140 in 2002 and 2001, respectively (also see Note 17 to the accompanying consolidated financial statements). Excluding impairment charges, operating income from real estate operations would have reflected a decrease of $6,835 for the comparable years ($5,854 when discontinued operations are considered). The decrease in real estate operating income was primarily due to decreases in other income, income from equity investments and lease revenues. These were partially offset by a decrease in interest expense.

Other income generally consists of lease termination payments and other non-rent related revenues from real estate operations, including, but not limited to, settlements of claims against former lessees. WPC receives settlements in the ordinary course of business; however, the timing and amount of such settlements cannot always be estimated. The results for 2001 included settlements totaling $4,665 from (a) New Valley Corporation in the final settlement of a claim relating to termination of a lease in 1993 for WPC's property in Moorestown, New Jersey, and (b) Harcourt General Corporation, the guarantor of a lease with General Cinema Corporation for a property in Burnsville, Minnesota. The settlement with Harcourt General resulted from the termination of the General Cinema lease in connection with General Cinema's plan of reorganization. The Burnsville property was sold in January 2002. WPC is continuing to seek settlements with other former lessees; however, the timing of such settlements and the amounts that may ultimately be received cannot be estimated.

The decrease in income from equity investments was due to MeriStar's poor performance, high leverage and limited liquidity. MeriStar, a real estate investment trust that owns hotel properties, has been affected by a decline in travel, including business travel. WPC recorded a loss of $3,019 on the MeriStar equity investment in 2002, compared with income of $436 for 2001. Management does not expect an improvement in MeriStar's results in 2003. In February 2003, MeriStar's credit rating was downgraded by two major ratings agencies. WPC's income from equity investments will benefit from the acquisition, in December 2002, of a 36% equity interest in two properties leased to Hologic, Inc. from an affiliate, CPA(R):15, advised by WPC. The lease has an initial term of 20 years with four five-year renewal terms with current annual rents of $3,156 of which WPC's share is $1,136. It is likely that mortgage financing will be placed on the Hologic properties in 2003.

Lease revenues decreased by $1,245 for the comparable years primarily as a result of the sale of properties during 2001, including the property leased to Duff-Norton, Inc. in July 2001 which had annual rents of $1,164, the sale of four properties classified as held for sale as of December 31, 2001 (and not included in discontinued operations), the termination of WPC's lease with Thermadyne Holdings Corp. during 2002, and to a lesser extent, the reclassification of WPC's investment in the properties leased to Childtime Childcare, Inc., as an equity investment during 2002 subsequent to its contribution of its 33.93% interest to a limited partnership. This was partially offset by a new lease in France with Bouygues Telecom, S.A. and an increase in rent from the expansion of the property leased to AT&T, both of which went into effect in the fourth quarter of 2001. Lease revenues also benefited from the acquisition of three properties leased to BE Aerospace Inc. in the third quarter of 2002 as well as several rent increases on existing leases. Annual rent from the BE Aerospace lease is $1,421. After obtaining $9,200 of mortgage financing in October 2002, annual cash flow (contractual rent less mortgage debt service) from the BE Aerospace properties will be approximately $750. Lease revenues are expected to decline for

(dollar amounts in thousands)

2003 as a result of several large terminations and sales including the leases with The Gap, Inc. that ended in January 2003. Future lease revenues are also affected by the change in estimates for direct financing leases and interest income from direct financing leases will be reduced by approximately $1,100 in 2003, $1,300 in 2004 and $1,500 in 2005. This change in estimate has no effect on the contractual obligations of lessees and will not have any effect on cash flow.

The decrease in interest expense for the comparable years was primarily attributable to lower average outstanding balances on WPC's $185,000 credit facility and a decrease in interest rates during the comparable periods. WPC's credit facility is indexed to the London Inter-Bank Offered Rate ("LIBOR") and the LIBOR benchmark rate declined in 2001 and 2002. The average outstanding balance on the credit facility decreased by approximately $34,000 and the average interest rate decreased to 3.24% from 5.40% for the comparable years. In June 2002, WPC paid off $12,580 in mortgage bonds on the Alpena and Petoskey hotel properties. The Petoskey property was subsequently sold in August 2002. The payoff of the bonds on the Alpena property has resulted in an annual decrease in interest expense of more than $500. The Alpena and Petoskey bonds were also collateralized by mortgages and lease assignments on eight other properties. Subsequent to the payoff of the bonds, WPC was able to complete the sale of a portion of its property in McMinnville, Tennessee. The decrease in interest expense from the credit facility and the payoff of the Alpena and Petoskey mortgage bonds were partially offset by an increase in interest from mortgages placed on the Sprint Spectrum L.P. and Bouyges Telecom properties in 2001. During 2002, WPC obtained new financing of $7,000 on a property leased to Quebecor, Inc. and $9,200 on the newly-purchased BE Aerospace properties. A mortgage on the Quebecor property had been paid off in May 2001. Annual debt service on the Quebecor and BE Aerospace loans is $1,313.

Property expenses decreased by $347 for the comparable years. Property expenses for 2002 and 2001 include noncash charges of $142 and $1,321, respectively, in connection with the writeoff of accumulated straight-line rents as uncollectible in connection with the restructuring of the lease with Livho, Inc. Excluding the writeoffs, property expenses for the comparable years increased by $832. The increases in property expenses were due to increases in real estate taxes, property insurance, property management and maintenance expenses. This was the result of the termination of the Thermadyne Holdings Corp. lease as well as an increase in costs related to properties that are either vacant or not subject to net leases, and charges of approximately $200 to write off unamortized leasing costs in connection with a lease termination and the sale of a property. As of December 31, 2002, approximately 10% of WPC's annual lease revenues are from non-net leased properties. WPC has the primary obligation for all property expenses that are not net leased properties. Whenever a property becomes vacant, it is WPC's objective to either re-lease the vacant space or to market the property for sale. WPC attempts to remarket the property as a single-tenant net lease property; however, there is often a greater likelihood of re-leasing the property as a multi-tenant property. While WPC considers single-tenant net leasing to be its core business, WPC has developed sufficient expertise to manage multi-tenant corporate properties. Therefore, remarketing strategies are based on what Management considers the best opportunity based on specific market conditions.

The increase in the gains in 2002 was due primarily to the $11,160 gain recognized from the sale of the Los Angeles, California property. The property had not been leased since December 1999 at which time WPC commenced a redevelopment of the property. The property was sold to the Los Angeles Unified School District in June 2002, and WPC was engaged to manage the build-to-suit development of the property. Due to WPC's continuing involvement with the development of the property, the recognition of gain on sale and the subsequent build-to-suit development income on the project are being recognized using a blended profit margin under the percentage of completion method of accounting. The build-to-suit development agreement provides for fees of up to $4,700 and an early completion incentive fee of $2,000 if the project is completed before September 1, 2004. The subsidiary is obligated to share 10% of the early completion incentive fee, if achieved, with a joint venture partner. This joint venture partner has no other participation in the subsidiary's fees or its profit or loss. Because the early completion incentive is contingent, it is not included in the percentage of completion calculation and will only be recognized to earnings when the early completion deadline is met. For the year ended December 31, 2002, WPC recorded $289 of build-to-suit development fee management income even though cash consideration received as of December 31, 2002 for services provided under the contract was approximately $1,208.

For tax purposes, the sale of the Los Angeles property was structured as a
Section 1033 noncash exchange which, under the Internal Revenue Code, would allow WPC to acquire like-kind real properties within a specified period in order to defer a taxable gain to shareholders of approximately $20,000. If a like-kind exchange is completed, the taxable gain will not be recognized until the replacement properties acquired are subsequently sold. As of December 31, 2002, no replacement property has been identified.

(dollar amounts in thousands)

Future operating cash flow will be affected by lease terminations and sales of properties. In December 2001, Thermadyne filed a petition of bankruptcy and subsequently vacated WPC's City of Industry, California property in February 2002. Annual rents were $2,525. In December 2002, WPC entered into an agreement to re-lease a portion of the space for $873 to a tenant which was occupying the space on a month-to-month basis, and is seeking to re-market the remaining space. In April 2002 Pillowtex, Inc. terminated its lease under its plan of reorganization, and vacated WPC's property in Salisbury, North Carolina in April. Pillowtex's annual rent was $691. WPC is continuing to seek a new tenant for the Pillowtex property.

In January 2002, The Gap, Inc. notified WPC that it would not renew its lease which expired in February 2003. The lease provided annual rent of $2,205. Based on current market rentals, WPC does not expect the rent for new leases on the Gap property to reach a level equal to the rents received from The Gap. Management believes that the prospects for leasing the Gap property on a long-term basis are good; however, it may take up to two years to remarket the property. WPC and the Gap negotiated a lease termination settlement and WPC received a payment of $2,250 in March 2003.

In June 2002, Wozniak Industries, Inc. notified WPC that it would not renew its lease, which expires in December 2003 and Varo, Inc. did not renew its lease for a property in Garland, Texas and vacated in October 2002. A lessee at the multi-tenant property in Pantin, France, did not renew its lease in September 2002. Annual rents under the leases were approximately $1,770. WPC is actively remarketing the Pantin property, and is in the process of negotiating with a new tenant and intends to sell the Varo property in "as-is" condition. The sale of the Wozniak property was completed in March 2003. In addition, various leases with annual rental income totaling approximately $2,693 are due to expire in 2003, and WPC is either negotiating a renewal of the leases, negotiating with the tenants to sell the property or actively re-marketing the properties for lease or sale.

In November 2001, WPC evicted the lessee, Red Bank Distribution, Inc. from its property in Cincinnati, Ohio and entered into an agreement-in-principle that effectively terminated the net lease because of Red Bank's inability to meet its annual rental lease obligation of $1,579. At that time, WPC assumed control of the property and was managing a public warehousing operation that occupies a portion of the building. Management evaluated several alternatives, and in May 2002 signed a license agreement with a tenant to take over the operations of the property. The short-term agreement provides annual rent of $300.

In February 2003, WPC sold its property in Winona, Minnesota to the lessee, Peerless Chain Company for $10,800, comprised of cash of $6,300 and two notes receivable with a fair value totaling $2,250 and which mature in 2006 and 2008. WPC also received a note receivable of approximately $1,700 for unpaid rents which is payable in equal monthly installments over 5 years. Annual rental income under the Peerless lease was $1,561.

WPC has classified the Varo, Wozniak, Red Bank and Peerless properties as held for sale as of December 31, 2002 and included the revenue and expense from those properties in discontinued operations.

As of December 31, 2002, WPC has classified three additional properties as held for sale. Annual lease revenues from these properties approximate $284. Over the past several years, WPC has pursued a strategy of selling its smaller properties as they do not generate significant cash flow and require more intensive asset management services. These properties include small retail properties that were originally leased under a master lease.

In December 2002, WPC entered into a series of agreements with Faurecia Exhaust Systems, Inc., the lessee of two properties in Toledo, Ohio. In consideration for terminating the existing lease and vacating one of the properties, WPC received a promissory note of $4,240, which matured in January 2003 at which time it was paid. The term of the original lease had been scheduled to expire in 2007. In connection with vacating this property, WPC was assigned rights, by Faurecia, as landlord, to a sublease at the property. The sublease agreement provides for annual rents of $357, through November 2005, and has been guaranteed by Faurecia. The terminated lease provided for annual rental income of $1,617. WPC will recognize the restructuring consideration over a period equivalent to the former lease term. WPC is remarketing 750,000 square feet at the property. Concurrently, Faurecia entered into a separate lease agreement for the remaining property. The new Faurecia lease has a 20-year term at an annual rent of $336.

Two leases with Federal Express Corporation were extended for five years, a lease with Verizon Communications, Inc. was extended for ten years, and leases with Honeywell, Inc. for a portion of two properties in Houston, Texas were extended for

(dollar amounts in thousands)

three years. Annual rental income under the Federal Express, Verizon and Honeywell leases is $804. New leases, each with ten-year terms, were entered into with Petrocon Engineering, Inc. and Tooling Systems, LLC, for a portion of a property in Beaumont, Texas and Frankenmuth, Michigan, respectively. Annual rental income from the two leases is $580. Both had been tenants under short-term leases. Two leases with Lockheed Martin Corporation for a portion of properties located in Oxnard, California and Houston, Texas have been extended through December 2003 and December 2007, respectively, with an additional extension on the Oxnard property if Lockheed Martin has certain government contracts renewed. Annual rents under the two Lockheed leases are $891. Lockheed also leases a property in King of Prussia, Pennsylvania which term expires in July 2003 and provides annual rent of $974. Lockheed Martin is in the process of extending the King of Prussia lease for five years at an annual rent of $797. Pre Finish Metals Incorporated renewed its lease, which had been scheduled to expire in June 2003, for five years at an annual rent of $892.

WPC continues to monitor closely the financial condition of several lessees which it believes have been affected by current economic conditions and other trends. Such lessees include America West Holding Corp. and Livho, Inc., which each represent 3% of lease revenues. America West, an air carrier, has obtained a government guarantee for financing subsequent to September 11, 2001 and its financial prospects remain uncertain. Livho, the lessee of a Holiday Inn in Livonia, Michigan, is affected by the cyclical nature of the automotive industry. Due to Livho's declining operating results, WPC has agreed to amend its lease with Livho, with annual rent being reduced, effective in January 2003, to $1,800 from $2,520.

Because of the long-term nature of WPC's net leases, inflation and changing prices should not unfavorably affect revenues and net income or have an impact on the continuing operations of WPC's properties. WPC's leases usually have rent increase provisions based on the CPI and other similar indices and may have caps on such increases, or sales overrides, which should increase operating revenues in the future. Over the past several years, the CPI has had annual increases that range from 1.5% to 3%.

Net operating income from WPC's management services operations for the years ended December 31, 2002 and 2001 was $37,732 and $8,047, respectively (also see
Note 17 to the accompanying consolidated financial statements). Results for 2002 include noncash charges for amortization of intangible assets of $7,280 and results for 2001 include amortization of goodwill and intangible assets of $11,903. Excluding the charges for amortization, operating income from management services would have been $45,012 and $19,950, respectively, for the years ended December 31, 2002 and 2001. As described below, the management revenues are comprised of transaction and asset-based fees. Transaction fees represented 56% of management revenues in 2002 as compared with 36% in 2001. The ability to generate transaction fees is, to a large extent, dependent on the ability of the CPA(R) REITs to raise capital and invest the capital raised in real estate. There can be no assurance that the factors for raising capital will continue to be favorable. WPC believes, therefore, that the increase or annual level of transaction fees should not be seen as a sustainable trend. While asset-based fees represented a lower proportion of management revenues in 2002, these revenues increased by 23%. The increase benefited from an increase in the asset base of the CPA(R) REITs and that growth is also related to the ability of the CPA(R) REITs to raise capital.

Total revenues earned by the management services operations for the years ended December 31, 2002 and 2001 were $84,255 and $46,911, respectively. Management fee revenues were comprised of transaction fees of $47,005 and $17,160, respectively, and asset-based fees and reimbursements of $37,250 and $29,751, respectively, for the years ended December 31, 2002 and 2001. Transaction fees included fees from structuring acquisitions and financings on behalf of the CPA(R) REITs. WPC and affiliates structured more than $981,000 of acquisitions on behalf of the CPA(R) REITs in 2002 as compared with $395,000 in 2001. Management believes that acquisition volume in 2003 may meet or exceed 2002. Since December 31, 2002, WPC and affiliates have structured more than $200,000 of acquisitions on behalf of the CPA(R) REITs.

The asset-based management income includes fees based on the value of CPA(R) REIT real estate assets under management. Total asset based management fees for the years ended December 31, 2002 and 2001 were $26,453 and $21,511, respectively. A portion of the CPA(R) REIT management fees is based on each CPA(R) REIT meeting specific performance criteria (the "performance fee") and is earned only if the criteria are achieved. The performance criterion for Corporate Property Associates 10 Incorporated ("CPA(R):10") was satisfied during the second quarter of 2002, resulting in WPC's recognition of $1,463 in performance fees for the period June 2000 through March 2002. The performance criterion for CPA(R):14 was satisfied for the first time during the second quarter of 2001, resulting in WPC's recognition of $3,112 for the period December 1997 through March 2001. Based on assets under management of the CPA(R) REITs as of December 31 2002, annualized management and performance fees under the advisory agreements are approximately $32,005. As the real estate asset bases of CPA(R):14 and CPA(R):15 continue to increase, management and performance fees are expected to

(dollar amounts in thousands)

increase. CPA(R):14 completed a public offering in 2001 and still has cash that it raised from its offering that is available for investment.

As of March 12, 2003, the CPA(R) REITs had approximately $105,000 available for investment. CPA(R):15 fully subscribed its initial $400,000 "best efforts" public offering in November 2002. CPA(R): 15 has filed a registration statement with the United States Securities and Exchange Commission to commence a second "best efforts" public offering of up to $690,000. Management believes that the CPA(R) REITs are benefiting from several trends including the increasing use of sale-leaseback transactions by corporations as an alternative source of financing and individual investors seeking dividend-paying investments. WPC cannot predict how long either trend will be sustained because much of it is determined by factors which are beyond the control of the company. During 2002, CPA(R):15 entered into a sales agreement with UBS PaineWebber and A.G. Edwards which commenced selling of CPA(R): 15 during the second and fourth quarter, respectively.

In April 2002, the shareholders of CPA(R):10 and CIP(R), approved a merger agreement providing for the merger of CPA(R):10 into CIP(R). The merger, which was effective on May 1, 2002, did not result in a change in assets under management, so that the asset-based fees earned by WPC were not affected by the merger. As a result of the merger, WPC received $248 in property disposition fees which were earned in April 2002 when subordination provisions in the CPA(R):10 Advisory Agreement were met.

During September 2002, WPC completed a commercial mortgage-backed securitization which obtained $172,335 of limited recourse mortgage financing, primarily on behalf of three CPA(R) REITs. The loans were pooled into a trust, Carey Commercial Mortgage Trust, a non-affiliate whose assets consist solely of the loans. The trust offered $148,206 of collateralized mortgage obligations in a private placement to institutional investors. A subordinated interest of $24,129 was retained by the CPA(R) REITs (of which a 1% interest is held by WPC). Through this securitization, WPC enabled the CPA(R) REITs to obtain mortgage financing on favorable terms and to find a potential new source of future mortgage financing.

The provision for income tax expense for the year ended December 31, 2002 increased by $9,723 over the comparable year ended December 31, 2001 and resulted from the growth of the management services operations. Income tax expense increased because approximately 90% of management revenues are earned by a taxable, wholly-owned subsidiary which reflected a substantial increase in earnings for the comparable periods.

The increase in general and administrative expenses was attributable to the growth of the management services operations. A significant portion of the increase represents costs that vary with acquisition and asset management activity. The overall percentage increase in general and administrative expenses was significantly lower than the percentage increase in management revenues. The portion of personnel costs necessary to administer the CPA(R) REITs is reimbursed to WPC by the CPA(R) REITs and is included in management income. Reimbursement for personnel-related costs for the comparable years ended December 31, 2002 and 2001 were $6,565 and $5,255, respectively. Of the increase in personnel costs for the comparable years, $927 reflected an increase in the non-cash charges relating to WPC's share incentive plans. Equity awards are generally amortized over a four-year vesting period.

Year-Ended December 31, 2001 Compared to Year-Ended December 31, 2000

WPC reported net income of $35,761 and a net loss of $9,278, and income from continuing operations of $33,614 and loss from continuing operations of $12,060, for the years ended December 31, 2001 and 2000, respectively. The results for 2001 and 2000 are not fully comparable, primarily due to the acquisition of the management operations in June 2000 and the related charge in 2000 of $38,000 in connection with terminating its management contract. Excluding the charge on the termination of the management contract in 2000, net income and income from continuing operations for the comparable periods would have increased by $7,039 and $7,674, respectively.

Net operating income from real estate operations (real estate segment income before gains and losses, income taxes, minority interest and the charge on the contract termination) was $31,140 and $24,116 in 2001 and 2000, respectively (also see Note 17 to the accompanying consolidated financials statements). The results for 2001 and 2000 include asset impairment charges of $9,997 and $8,809, respectively, representing noncash impairment writedowns of assets to estimated fair value. Excluding the effect of the writedowns, operating income from real estate operations for 2001 would have reflected an increase of $8,620 over 2000.

(dollar amounts in thousands)

The increase in real estate operating income was primarily due to decreases in interest expense and depreciation. The decrease in interest expense was attributable to lower average outstanding balances on WPC's $185,000 credit facility and a decrease in interest rates during 2001. Interest expense on the credit facility decreased by $6,292 over 2000. The average balance outstanding on the credit line was $104,000 in 2001 and $146,000 in 2000 and the average LIBOR-based interest rate declined from 7.77% to 5.29%. As of December 31, 2001, advances outstanding on the credit facility were $95,000. The decrease in interest expense from the credit facility was partially offset by an increase in mortgage interest due to placement of mortgages on the Cendant Operations, Inc. and Sprint Spectrum properties in December 2000 and July 2001, respectively, resulting in higher interest charges from mortgages. The decrease in depreciation of $2,980 to $10,023 in 2001 was primarily due to the disposition of the majority interest in the Federal Express Corporation property in Colliersville, Tennessee in December 2000 to an affiliate and the reclassification of a property located in Los Angeles, California to real estate under development in December 1999 at which time depreciation was no longer incurred.

Other income primarily consists of nonrecurring items including, but not limited to, consideration from lease termination and settlements. In 2001, WPC received a $2,500 final settlement of a claim against New Valley and $2,165 from a settlement with the guarantor of a lease with General Cinema for a property in Burnsville, Minnesota.

The increase in property expenses in 2001 of $1,385 to $6,877 was primarily due to an increase in real estate taxes and utilities on vacant and partially vacant properties of $691 and an increase in the provision for uncollected rents of $2,098 and was partially offset by decreases in management fees of $1,908. Effective with the cancellation of its Management Agreement in June 2000, WPC no longer incurred management fees. The provision for uncollected rents included a writeoff of accumulated straight-line rents of $1,321 that was recorded in connection with amending a lease.

The decrease in lease revenues of $6,193 to $72,111 in 2001 was primarily as a result of the sale of a 60% majority interest in the Federal Express property to an affiliate in December 2000 and the restructuring of a lease with Livho, Inc., the lessee of the Holiday Inn in Livonia, Michigan, and was partially offset by rent increases on various leases and increased rents from the completion of expansions at existing properties. The lease restructuring with Livho, Inc. resulted in a decrease in rental income of $658. During the year ended December 31, 2000, revenues from the Federal Express lease were $5,404. The remaining 40% interest in the property is accounted for under the equity method of accounting.

WPC incurred impairment charges of $12,643 in 2001 including a writedown of $6,749 in its equity investment in MeriStar as a result of a decrease in MeriStar's earnings and the uncertainty regarding its distribution rate which was reduced in the fourth quarter of 2001. WPC incurred a $2,000 impairment loss on the Red Bank property as a result of the eviction (i.e., a change in circumstances which required an evaluation for possible impairment). The remaining impairment losses primarily related to the writedowns of several under-performing properties which WPC entered into commitments to sell.

Net operating income from WPC's management services operations for the years ended December 31, 2001 and 2000 was $8,047 and $9,361, respectively, and is not fully comparable as the acquisition of the management services operations occurred June 29, 2000. Results for the years ended December 31, 2001 and 2000 include noncash charges for amortization of goodwill and intangible assets of $11,903 and $5,958, respectively. Excluding amortization charges, operating income from management services would have been $19,950 and $15,319 for the years ended December 31, 2001 and 2000, respectively. The provision for income taxes for the year ended December 31, 2001 increased by $4,332 over the year ended December 31, 2000. The increase is a result of 80% of management revenues being earned by a taxable, wholly-owned subsidiary.

Total revenues earned by the management services operations for the years ended December 31, 2001 and 2000 were $46,911 and $25,271, respectively. Management fee revenues were comprised of transaction fees of $17,160 and $14,894 and asset-based management fees and reimbursements of $29,751 and $10,377 for the years ended December 31, 2001 and 2000, respectively. Transaction fees included fees from structuring acquisition and refinancing transactions on behalf of the CPA(R) REITs. WPC and affiliates structured approximately $395,000 of acquisitions in 2001. Total asset based fees for the years ended December 31, 2001 and 2000 were $21,511 and $6,809, respectively.

The increase in general and administrative expenses was primarily due to the acquisition of the management services operations in 2000. Approximately 89% of the increase in general and administrative costs resulted from personnel-related costs.

(dollar amounts in thousands)

Financial Condition

WPC's cash balances increased to $21,304 from $8,870 and overall debt decreased from $296,000 to $235,000. Management believes that WPC will generate sufficient cash from operations and, if necessary, from the proceeds of limited recourse mortgage loans, unsecured indebtedness and the issuance of additional equity securities to meet its short-term and long-term liquidity needs. WPC assesses its ability to obtain debt financing on an ongoing basis.

Cash flows from operating activities and distributions received from equity investments for the year ended December 31, 2002 of $81,456 were sufficient to fund dividends to shareholders of $60,708. Annual cash flow from operations is projected to fully fund distributions; however, the coverage of distributions may fluctuate on a quarterly basis due to the timing of certain compensation costs that are paid in the first quarter and the timing of transaction-related activity. In January 2002, WPC received its first installment of deferred acquisition fees of $916 in connection with structuring transactions in 2000 on behalf of the CPA(R) REITs. Based on the high volume of property acquisitions WPC has structured on behalf of the CPA(R) REITs in 2002 and 2001, and Management's estimate of future acquisitions volume, the annual installment will increase to $1,495 in 2003, subject to the subordination provisions of the CPA(R) REITs. The payments of the deferred acquisition fees by the CPA(R) REITs is subordinated to each CPA(R) REIT meeting specified certain performance criteria.

Investing activities included using $13,983 for purchases of real estate, equity investments, securities and additional capital expenditures. The expenditures included using $11,714 for the purchase of a 36% jointly-controlled tenancy-in-common interest in two properties leased to Hologic, $640 for the purchase of a vacant parcel of land adjacent to existing properties in Broomfield, Colorado, $413 for the final funding of the expansion at the AT&T property, $975 to fund other improvements and $241 to purchase a 1% interest in the commercial mortgage-backed securitization structured by WPC on behalf of the CPA(R) REITs. In connection with the securitization, WPC received a capital distribution of $1,255 from an equity investee which refinanced its mortgage debt.

WPC received $50,247 in connection with the sales of properties and investments including the sale of the property in Los Angeles, California for $24,000. The proceeds from the sale of the Los Angeles property were used to pay down a portion of WPC's balance on its credit facility. WPC used $10,751 of cash proceeds from the sale of properties leased to Saint-Gobain Corporation, to pay off the limited recourse mortgage loan on the properties. The remaining net cash proceeds from the Saint-Gobain sale of $15,174 were placed in an escrow account for the purpose of entering into a Section 1031 noncash exchange which, under the Internal Revenue Code, allowed WPC to acquire like-kind real properties within a stated period in order to defer a taxable gain. WPC used $14,378 of the Saint-Gobain escrow to acquire three properties leased to BE Aerospace, Inc, and the remaining funds were utilized in the acquisition of the interest in the Hologic properties. Funds of $9,366 from a property sale in 2001 which had been placed in an escrow account for the purpose of structuring a Section 1031 exchange were released in 2002 when an exchange was not completed. In January 2002, WPC paid an installment of deferred acquisition fees of $524 to WPC's former management company relating to 1998 and 1999 property acquisitions. Deferred acquisition fees are payable over a period of no less than eight years. The remaining obligation as of December 31, 2002 is $2,758. An installment of $524 was paid in January 2003.

In addition to paying dividends to shareholders, WPC's financing activities for 2002 included reducing the outstanding balance of its credit facility by $46,000 to $49,000, paying off in full $12,580 mortgage debt on the Alpena and Petoskey hotel properties, and obtaining new mortgages of $16,200. WPC also made scheduled principal payment installments of $8,428 on existing mortgages. WPC uses limited recourse mortgages as a substantial portion of its long-term financing because a lender of a limited recourse mortgage loan has recourse only to the properties collateralizing its loan and not to any of WPC's other assets. As of December 31, 2002, approximately 55% of the properties owned by WPC are unencumbered with mortgage debt.

WPC's raised $10,086 from the issuance of shares primarily through WPC's dividend reinvestment and stock purchase plan, and the exercise of options by employees. WPC issued additional shares pursuant to its merger agreement for the management services operations (500,000 shares valued at $10,440 were issued during 2002 based on meeting performance criteria as of December 31, 2001). For the year ended December 31, 2002, WPC met the FFO Target, and an additional 400,000 shares ($8,910) will be issued during 2003. In connection with the acquisition of the majority interests in the CPA(R) partnerships on January 1, 1998, a CPA(R) partnership had not yet achieved a specified cumulative return for its limited partners. The subordinated preferred return would only be payable currently if WPC achieved a closing price equal

(dollar amounts in thousands)

to or in excess of $23.11 for five consecutive trading days. On December 31, 2001, the closing price criterion was met, and the $1,423 subordinated preferred return was paid to the former general partner in January 2002. WPC has no remaining obligations relating to January 1998 transactions.

In 2001, WPC entered into a revolving credit agreement for a $185,000 line of credit which renewed and extended its original revolving unsecured line of credit. The credit agreement has a three-year term through March 2004. WPC has a one-time right to increase the commitment to up to $225,000. The revolving credit agreement has financial covenants that require WPC to maintain a minimum equity value and to meet or exceed certain operating and coverage ratios. As advances on the credit facility are not restricted, WPC believes that the remaining capacity on the credit line allows WPC to meet its liquidity needs on a short-term basis, if necessary, and that renewing the facility after the current term is likely. As of December 31, 2002, WPC has $136,000 of unused capacity under the credit facility. Over the past twelve months, WPC has substantially deleveraged as its overall debt has decreased from $295,515 to $235,049, or 20%. 78% of WPC's outstanding mortgage debt has fixed rates of interest that will partially protect WPC from increases in market rates from near-historical lows.

WPC expects to meet its capital requirements to fund future property acquisitions, construction costs on build-to-suit transactions, any capital expenditures on existing properties and scheduled debt maturities through long-term limited recourse mortgages, unsecured indebtedness and the possible issuance of additional equity securities. WPC is expected to incur capital expenditures on various properties during 2003 of approximately $2,000, primarily related to tenant leasehold improvements, and for property improvements and upgrades to enhance a property's marketability for re-leasing. Commitments for capital expenditures on the Livonia hotel are currently estimated to be $3,500 relating to a property improvement plan requirement necessary to renew the franchise license with Holiday Inn. The funds are expected to be paid out over a three-year period beginning in the second half of 2004. WPC is evaluating redevelopment plans for the Broomfield property but has not determined the cost of such redevelopment. In the case of limited recourse mortgage financing that does not fully amortize over its term or is currently due, WPC is responsible for the balloon payment only to the extent of its interest in the encumbered property because the holder has recourse only to the collateral. In the event that balloon payments come due, WPC may seek to refinance the loans, restructure the debt with the existing lenders or evaluate its ability to satisfy the obligation from its existing resources including its revolving line of credit, to satisfy the mortgage debt. To the extent the remaining initial lease term on any property remains in place for a number of years beyond the balloon payment date, WPC believes that the ability to refinance balloon payment obligations is enhanced. WPC also evaluates all its outstanding loans for opportunities to refinance debt at lower interest rates that may occur as a result of decreasing interest rates or improvements in the credit rating of tenants. There are $2,500 and $16,700 in scheduled balloon payments on limited recourse mortgage notes due in 2003 and 2004, respectively. WPC believes it has sufficient resources to pay off the loans in the event they are not refinanced.

WPC from time to time may offer to sell its Listed Shares, Future Shares and Warrants pursuant to a registration statement declared effective by the Securities and Exchange Commission in February 2001. The total amount of these securities will have an initial aggregate offering price of up to $100,000 although WPC may increase this amount in the future. The shares and/or warrants may be offered and sold to or through one or more underwriters, dealers and agents, or directly to purchasers, on a continuous or delayed basis. The prospectus included as part of the registration statement describes some of the general terms that may apply to these securities and the general manner in which they may be offered. The specific terms of any securities to be offered, the specific manner in which they may be offered and the specific use of proceeds, will be described in a supplement to the prospectus.

Off-Balance Sheet and Aggregate Contractual Agreements

WPC has guaranteed loans of $4,528 made to officers which are collateralized by shares of WPC owned by the officers and held by WPC and has provided a guarantee of $2,000 related to the development project in Los Angeles (see discussion of the development project in the results of operations for the year ended December 31, 2002). These shares to officers were issued in connection with equity incentive plans and the acquisition of the management operations. WPC will not renew the guarantee on the officers' loans in 2003.

A summary of WPC's obligations, commitments and guarantees under contractual arrangements are as follows:

(dollar amounts in thousands)

(in thousands)                           Total        2003       2004        2005       2006        2007     Thereafter
                                         -----        ----       ----        ----       ----        ----     ----------
Obligations:
    Limited recourse mortgage notes
      payable                          $186,049    $ 11,180    $ 25,391    $  8,264    $ 24,894    $14,600    $ 101,720
    Unsecured note payable               49,000                  49,000
    Deferred acquisition fees             2,757         524         524         524         524        524          137
Commitments and Guarantees:
    Guarantee of officer loans            4,528       4,528
    Capital improvements                  3,500                     500       1,500       1,500
    Development project                   2,000                   2,000
    Share of minimum rents payable
      under office cost-sharing
      agreement                           1,748         466         466         466         350
                                       --------    --------    --------    --------    --------    -------    ---------
                                       $249,582    $ 16,698    $ 77,881    $ 10,754    $ 27,268    $15,124    $ 101,857
                                       ========    ========    ========    ========    ========    =======    =========

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

Accounting Pronouncements

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

SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets will no longer be amortized but will be tested for impairment at least annually. Intangible assets acquired and liabilities assumed in business combinations will only be amortized if such assets or liabilities are capable of being separated or divided and sold, transferred, licensed, rented or exchanged or arise from contractual or legal rights (including leases), and will be amortized over their useful lives. In accordance with the requirements of SFAS No. 142, WPC performed its annual tests for impairment of its management services segment, the reportable unit for measurement and concluded that the carrying value of goodwill is not impaired.

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

(dollar amounts in thousands)

In June 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 was issued to establish standards for the recognition and measurement of an asset retirement obligation. SFAS No. 143 requires retirement obligations associated with tangible long-lived assets to be recognized at fair value as the liability is incurred with a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. WPC does not expect SFAS No. 143 to have a material effect on its financial statements.

In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets" which addresses the accounting and reporting for the impairment and disposal of long-lived assets and supercedes SFAS No. 121 while retaining SFAS No. 121's fundamental provisions for the recognition and measurement of impairments. SFAS No. 144 removes goodwill from its scope, provides for a probability-weighted cash flow estimation approach for analyzing situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration and broadens that presentation of discontinued operations to include a component of an entity. The adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on WPC's financial statements; however, the revenues and expenses relating to an asset held for sale or sold are presented as a discontinued operation for all periods presented. The provisions of SFAS No.144 are effective for disposal activities initiated by WPC's commitment to a plan of disposition after the date of adoption (January 1, 2002). As of December 31, 2002, the operations of eighteen properties have been classified as discontinued operations. Seven of the properties are classified as held for sale in the accompanying consolidated balance sheet as of December 31, 2002, one of which was subsequently sold.

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. WPC did not elect early adoption. Upon adoption, WPC will no longer classify gains and losses for the extinguishment of debt as extraordinary items and will adjust comparative periods presented.

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

In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions" which amends SFAS No. 72, SFAS No. 144 and FASB Interpretation No.
9. SFAS No. 147 provides guidance on the accounting for the acquisitions of certain financial institutions and includes long-term customer relationships as intangible assets within the scope of SFAS No. 144. WPC does not expect SFAS No. 147 to have a material effect on its financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation (i.e., recognition of a charge for issuance of stock options in the determination of income). However, SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation, description of transition method utilized and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 are to be applied for fiscal years ending after December 15, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. WPC is evaluating whether it will change to the fair value based method.

(dollar amounts in thousands)

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") which changes the accounting for, and disclosure of certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are required to be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or indemnification agreements that contingently require WPC to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or an equity security of the guaranteed party. The accounting provisions only apply for certain new transactions entered into or existing guarantee contracts modified after December 31, 2002. The adoption of the accounting provisions of FIN 45 is not expected to have a material effect on WPC's financial statements. WPC has complied with the disclosure provisions.

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE to make additional disclosures. The transitional disclosure requirements will take effect immediately and are required for all financial statements initially issued after January 31, 2003. WPC is assessing the impact of this interpretation on its accounting for its investments in unconsolidated joint ventures and other entities. WPC is evaluating whether upon adoption in the third quarter of 2003 if it will consolidate certain equity investments and other entities. WPC's maximum loss exposure is the carrying value of its equity investments. WPC does not expect the adoption of the provisions of FIN 46 to have a material effect on its financial statements.

                        REPORT of INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of
W. P. Carey & Co. LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, members' equity and cash flows present fairly, in all material respects, the financial position of W. P. Carey & Co. LLC and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 20 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangibles", which requires that goodwill and indefinite-lived intangible assets are no longer amortized and are assessed for impairment annually. In addition, as discussed in Note 15 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which requires that the results of operations, including any gain or loss on sale, relating to real estate that has been disposed of or is classified as held for sale after the initial adoption be reported in discontinued operations for all periods presented.


/s/ PricewaterhouseCoopers LLP

New York, New York
March 19, 2003

                              W. P. CAREY & CO. LLC

                           CONSOLIDATED BALANCE SHEETS

    (In thousands except share amounts)                                                      December 31,
                                                                                             ------------
                                                                                       2002                 2001
                                                                                       ----                 ----
             ASSETS:

Real estate leased to others:
   Accounted for under the operating method, net of accumulated depreciation of $41,716 and $32,401 at December 31, 2002
          and 2001                                                                  $ 432,556             $ 426,842
   Net investment in direct financing leases                                          189,339               258,041
                                                                                    ---------             ---------
           Real estate leased to others                                               621,895               684,883
Operating real estate, net of accumulated depreciation of $1,665 and
   $2,076 at December 31, 2002 and 2001                                                 4,056                 5,990
Real estate under construction and redevelopment                                        3,581                 2,797
Equity investments                                                                     67,742                50,629
Assets held for sale                                                                   22,158                23,693
Cash and cash equivalents                                                              21,304                 8,870
Due from affiliates                                                                    40,241                18,789
Goodwill, net of accumulated amortization of $4,363 at
   December 31, 2001                                                                   49,874                37,574
Intangible assets, net of accumulated amortization of $18,543 and
   $13,499 at December 31, 2002 and 2001                                               44,567                55,236
Other assets, net of accumulated amortization of $1,927 and $1,095 at
   December 31, 2002 and 2001 and reserve for uncollected rent of
   $3,492 and $3,278 at December 31, 2002 and 2001                                     18,106                27,422
                                                                                    ---------             ---------
           Total assets                                                             $ 893,524             $ 915,883
                                                                                    =========             =========

         LIABILITIES, MINORITY INTEREST AND MEMBERS' EQUITY:

Liabilities :
Mortgage notes payable                                                              $ 186,049             $ 200,515
Notes payable                                                                          49,000                95,000
Accrued interest                                                                        1,319                 1,312
Dividends payable                                                                      15,486                14,836
Due to affiliates                                                                      12,874                16,790
Accrued taxes                                                                           5,285                 3,020
Prepaid rental income and security deposits                                             3,951                 3,198
Accounts payable and accrued expenses                                                  17,931                11,022
Deferred taxes, net                                                                    19,763                 6,608
Other liabilities                                                                       9,494                 3,123
                                                                                    ---------             ---------
           Total liabilities                                                          321,152               355,424
                                                                                    ---------             ---------

Minority interest                                                                       1,484                   794
                                                                                    ---------             ---------

Commitments and contingencies

Members' Equity:
Listed shares, no par value, 35,944,110 and 34,742,436 shares issued
   and outstanding at December 31, 2002 and 2001                                      690,594               664,751
Dividends in excess of accumulated earnings                                          (111,970)              (97,200)
Unearned compensation                                                                  (5,671)               (4,454)
Accumulated other comprehensive loss                                                   (2,065)               (3,432)
                                                                                    ---------             ---------
           Total members' equity                                                      570,888               559,665
                                                                                    ---------             ---------
           Total liabilities, minority interest and members' equity                 $ 893,524             $ 915,883
                                                                                    =========             =========

   The accompanying notes are an integral part of the consolidated financial statements.

                              W. P. CAREY & CO. LLC

                      CONSOLIDATED STATEMENTS of OPERATIONS

(In thousands except share and per share amounts)                                          For the years ended December 31,
                                                                                           --------------------------------
                                                                                        2002             2001            2000
                                                                                        ----             ----            ----
Revenues:
   Management income from affiliates                                                  $  84,255       $  46,911       $  25,271
   Rental income                                                                         47,865          45,756          50,281
   Interest income from direct financing leases                                          23,001          26,355          28,023
   Other interest income                                                                  1,727           1,023             452
   Other income                                                                           1,258           5,960           2,626
   Revenues of other business operations                                                  3,498           3,263           3,411
                                                                                      ---------       ---------       ---------
                                                                                        161,604         129,268         110,064
                                                                                      ---------       ---------       ---------
Expenses:
   Interest                                                                              16,457          19,560          25,346
   Depreciation                                                                          10,834          10,023          13,003
   Amortization                                                                           9,214          13,857           6,934
   General and administrative                                                            42,594          29,331          16,474
   Property expenses                                                                      6,530           6,877           5,492
   Impairment charge on real estate and investments                                      21,186           9,997           8,809
   Operating expenses of other business operations                                        2,338           2,376           2,535
   Termination of management contract                                                        --              --          38,000
                                                                                      ---------       ---------       ---------
                                                                                        109,153          92,021         116,593
                                                                                      ---------       ---------       ---------

       Income (loss) from continuing operations before income (loss) from equity investments, gain (loss) on sale, minority interest and
          income taxes                                                                   52,451          37,247          (6,529)

Income (loss) from equity investments                                                     (443)          2,827           2,882
                                                                                      ---------       ---------       ---------

       Income (loss) from continuing operations before gain (loss) on
          sale, minority interest and income taxes                                       52,008          40,074          (3,647)

Gain on sale of securities                                                                   94              44             281
                                                                                      ---------       ---------       ---------

       Income (loss) from continuing operations before minority interest,
          income taxes and gain (loss) on sale of real estate                            52,102          40,118          (3,366)

Minority interest in (income) loss                                                          120              68          (1,517)
                                                                                      ---------       ---------       ---------

       Income (loss) from continuing operations before income taxes
          and gain (loss) on sale of real estate                                         52,222          40,186          (4,883)

Provision for income taxes                                                              (18,199)         (8,476)         (4,144)
                                                                                        -------         -------         -------

       Income (loss) from continuing operations before gain on loss on
          sale of real estate                                                            34,023          31,710          (9,027)
                                                                                        -------         -------         -------

Discontinued operations:
    Income from operations of discontinued properties                                     5,774           4,793           5,020
    Gain on sale of real estate                                                           2,364              --              --
    Impairment charges on properties held for sale                                       (8,224)         (2,646)         (2,238)
                                                                                      ---------       ---------       ---------
    Income (loss) from discontinued operations                                              (86)          2,147           2,782
                                                                                      ---------       ---------       ---------
Gain (loss) on sale of real estate                                                       12,651           1,904          (3,033)
                                                                                      ---------       ---------       ---------
    Net income (loss)                                                                 $  46,588       $  35,761       $  (9,278)
                                                                                      =========       =========       =========

                                   -Continued-

                              W. P. CAREY & CO. LLC

Basic earnings (loss) per share:
    Income (loss) from continuing operations                                          $     1.31      $      .98      $     (.40)
    Discontinued operations                                                                   --             .06             .09
                                                                                      ----------      ----------      ----------
       Net income (loss)                                                              $     1.31      $     1.04      $     (.31)
                                                                                      ==========      ==========      ==========

Diluted earnings (loss) per share
    Income (loss) from continuing operations                                          $     1.28      $      .96      $     (.40)
    Discontinued operations                                                                   --             .06             .09
                                                                                      ----------      ----------      ----------
       Net income (loss)                                                              $     1.28      $     1.02      $     (.31)
                                                                                      ==========      ==========      ==========

Weighted average shares outstanding:
      Basic                                                                           35,530,334      34,465,217      29,652,698
                                                                                      ==========      ==========      ==========
      Diluted                                                                         36,265,230      34,952,560      29,652,698
                                                                                      ==========      ==========      ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                              W. P. CAREY & CO. LLC
                   CONSOLIDATED STATEMENTS of MEMBERS' EQUITY
              For the years ended December 31, 2000, 2001 and 2002

                                                                                             Accumulated
                                                          Dividends                             Other
                                                          in Excess                  Compre-   Compre-
                                                             of                     hensive    hensive
                                               Paid-in   Accumulated    Unearned     Income     Income     Treasury
                                   Shares      Capital     Earnings   Compensation   (Loss)     (Loss)       Shares    Total
                                   -------     -------   -----------  ------------   ------     ------       ------    -----
Balance at January 1, 2000       25,771,303    $526,130   $(11,560)                             $ (910)    $(1,060)   $512,600
Shares issued in connection
 with services rendered and
 properties acquired                226,290      3,169                                                                   3,169
Shares issued in connection
 with acquisition                 8,104,673    124,630                                                                 124,630
Shares and options issued
 under share incentive plans        347,100      6,311                  $(6,311)                                            --
Forfeitures                          (8,050)      (160)                     160                                             --
Dividends declared                                        (53,422)                                                     (53,422)
Amortization of unearned
 compensation                                                               860                                            860
Repurchase of shares               (836,600)                                                               (14,271)    (14,271)
Cancellation of treasury
 shares                                        (15,331)                                                     15,331          --
Net loss                                                   (9,278)                  $ (9,278)                           (9,278)
                                                                                    --------
Other comprehensive income:
Change in unrealized
 depreciation of marketable
 securities                                                                           (1,155)                                0
Foreign currency translation
 adjustment                                                                           (1,060)                                0
                                                                                    --------                                --
                                                                                      (2,215)   (2,215)                 (2,215)
                                                                                    --------
Comprehensive loss:                                                                 $(11,493)
                                                                                    ========
                                 ----------    -------    -------        ------                 ------      ------     -------
Balance at December 31, 2000     33,604,716    644,749    (74,260)       (5,291)                (3,125)         --     562,073
Cash proceeds on issuance of
 shares, net                        422,032      6,496                                                                   6,496
Shares issued in connection
 with services rendered and
 properties acquired                  6,825        134                                                                     134
Shares issued in connection
 with acquisition                   651,964     10,956                                                                  10,956
Shares and options issued
 under share incentive plans         63,749      1,235                   (1,235)
Forfeitures                          (6,850)      (117)                     117
Dividends declared                                        (58,701)                                                     (58,701)
Tax benefit - share
 incentive plans                                 1,298                                                                   1,298
Amortization of unearned
 compensation                                                             1,955                                          1,955
Net income                                                 35,761                   $ 35,761                            35,761
                                                                                    --------
Other comprehensive income:
Change in unrealized
depreciation of marketable
 securities                                                                              130
Foreign currency translation0
 adjustment                                                                             (437)
                                                                                    --------
                                                                                        (307)     (307)                   (307)
                                                                                    --------
Comprehensive income:                                                               $ 35,454
                                 ==========    =======    =======        ======     ========    ======      ======     =======
Balance at December 31, 2001     34,742,436    664,751    (97,200)       (4,454)                (3,432)         --     559,665

                                  - Continued -

                              W. P. CAREY & CO. LLC
             CONSOLIDATED STATEMENTS of MEMBERS' EQUITY, Continued
              For the years ended December 31, 2000, 2001 and 2002

                                                           Dividends in                Compre-     Accumulated
                                                            Excess of                   hensive       Other
                                               Paid-in     Accumulated    Unearned      Income    Comprehensive  Treasury
                                   Shares      Capital       Earnings   Compensation    (Loss)    Income (Loss)   Shares     Total
                                   ------      -------       --------   ------------    ------    -------------   ------     -----
Balance at December 31, 2001     34,742,436    664,751       (97,200)      (4,454)                    (3,432)         --    559,665
Cash proceeds on issuance of
 shares, net                        528,479     10,086                                                                       10,086
Shares issued in connection
 with services rendered               5,755        390                                                                          390
Shares issued in connection
 with acquisition                   500,000     10,440                                                                       10,440
Shares and options issued
 under share incentive plans        170,768      3,913                     (3,913)
Forfeitures                          (3,328)       (70)                        70

Dividends declared                                           (61,358)                                                       (61,358)
Tax benefit - share
 incentive plans                                 1,084                                                                        1,084
Amortization of unearned
 compensation                                                               2,626                                             2,626
Net income                                                    46,588                    $46,588                              46,588

Other comprehensive income:
Change in unrealized
 depreciation of marketable
 securities                                                                                  12
Foreign currency translation
 adjustment                                                                               1,355
                                                                                        -------
                                                                                          1,367        1,367                  1,367
                                                                                        -------
Comprehensive income:                                                                   $47,955
                                                                                        =======
                                 ----------   --------     ---------      -------                    -------               --------
Balance at December 31, 2002     35,944,110   $690,594     $(111,970)     $(5,671)                   $(2,065)         --   $570,888
                                 ==========   ========     =========      =======                    =======               ========

   The accompanying notes are an integral part of the consolidated financial statements.

                              W. P. CAREY & CO. LLC

                      CONSOLIDATED STATEMENTS of CASH FLOWS

(In thousands)                                                                        For the years ended December 31,
                                                                                      --------------------------------
                                                                                      2002          2001          2000
                                                                                      ----          ----          ----
Cash flows from operating activities:
    Net income (loss)                                                              $   46,588    $   35,761    $   (9,278)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Income from discontinued operations, including gain on sale                      (8,138)       (4,793)       (5,020)
      Depreciation and amortization                                                    20,884        24,681        20,803
      Equity income (loss) in excess of distributions                                     (54)         (232)         (180)
      (Gain) loss on sales of real estate and securities, net                         (12,745)       (1,948)        2,752
      Minority interest in income (loss)                                                 (120)          (68)        1,517
      Straight-line rent adjustments and amortization of deferred income                 (719)       (1,372)       (2,397)
      Management income received in shares of affiliates                              (13,439)      (11,489)       (2,747)
      Impairment charges on real estate assets held for sale and investments           29,410        12,643        11,047
      Increase in structuring fees receivable                                         (19,445)       (6,915)       (6,351)
      Increase in deferred income taxes payable                                        13,155         5,272         1,336
      Deferred acquisition fees received                                                  916            --            --
      Provision for uncollected rents                                                   1,402         1,300           476
      Costs paid by issuance of shares                                                    500           278         1,482
      Tax benefit - share incentive plans                                               1,084         1,298            --
      Amortization of unearned compensation                                             2,626         1,955           860
      Termination of management contract                                                   --            --        38,000
      Net changes in operating assets and liabilities, net of assets and
         liabilities acquired on acquisition                                            9,831        (2,797)          396
                                                                                   ----------    ----------    ----------
      Net cash provided by continuing operations                                       71,736        53,574        52,696
      Net cash provided by discontinued operations                                      4,160         5,303         5,526
                                                                                   ----------    ----------    ----------
         Net cash provided by operating activities                                     75,896        58,877        58,222
                                                                                   ----------    ----------    ----------
Cash flows from investing activities:
   Distributions received from equity investments in excess of
      equity income (loss)                                                              5,560         2,768         1,732
   Capital distribution from equity investment                                          1,255            --        17,544
   Purchases of real estate, equity investments and securities                        (13,172)      (23,290)      (21,497)
   Additional capital expenditures                                                       (811)       (3,953)       (2,078)
   Payment of deferred acquisition fees                                                  (524)         (520)         (392)
   Release of funds from escrow from sale of real estate                                9,366
   Proceeds from sales of real estate, equity investments and securities               50,247        11,627        45,617
   Cash acquired on acquisition of business operations                                     --            --           212
                                                                                   ----------    ----------    ----------
        Net cash provided by (used in) investing activities                            51,921       (13,368)       41,138
                                                                                   ----------    ----------    ----------
Cash flows from financing activities:
   Dividends paid                                                                     (60,708)      (58,048)      (49,957)
   Payment of accrued preferred distributions                                          (1,423)           --            --
   Contributions from (distributions to) minority interest                                636           204        (1,321)
   Payments of mortgage principal                                                      (8,428)       (8,230)       (7,590)
   Proceeds from mortgages and notes payable                                           79,200        97,627        64,397
   Prepayments of mortgage principal and notes payable                               (134,316)      (82,665)      (83,037)
   Payment of financing costs                                                            (308)       (1,874)           --
   Proceeds from issuance of shares, net                                               10,086         6,496            --
   Repurchase of shares                                                                    --          (325)      (13,944)
                                                                                   ----------    ----------    ----------
        Net cash (used in) financing activities                                      (115,261)      (46,815)      (91,452)
                                                                                   ----------    ----------    ----------
Effect of exchange rate changes on cash                                                  (122)           11           (40)
                                                                                   ----------    ----------    ----------
        Net increase (decrease) in cash and cash equivalents                           12,434        (1,295)        7,868
        Cash and cash equivalents, beginning of year                                    8,870        10,165         2,297
                                                                                   ----------    ----------    ----------
           Cash and cash equivalents, end of year                                  $   21,304    $    8,870    $   10,165
                                                                                   ==========    ==========    ==========

                                   -Continued-

                              W. P. CAREY & CO. LLC

Noncash operating, investing and financing activities:

      A. The purchase of Carey Management LLC in June of 2000 consisted of the acquisition of certain assets and liabilities at fair value in exchange for the issuance of listed shares as follows:

          Intangible assets and goodwill:
               Management contracts                     $ 97,135
               Trade name                                  4,700    (indefinite-lived intangible asset at January 1, 2002)
               Workforce                                   4,900    (reclassified as goodwill on January 1, 2002)
               Goodwill                                   22,356
                                                        --------
                                                         129,091
          Other assets and liabilities, net               (4,673)
          Issuance of shares                            (124,630)
                                                        --------
               Net cash acquired                        $    212
                                                        ========

            If specified performance criteria are achieved, the Company has an obligation to issue up to an additional 2,000,000 shares over four years. The performance criteria for the years ended December 31, 2001 and 2000 were achieved, and as a result 500,000 shares ($10,440 and $8,145) were issued for the years ended December 31, 2001 and 2000, respectively. For the year ended December 31, 2002, the Company met the FFO Target, and as a result 400,000 shares will be issued during 2003. At December 31, 2002, the cost of such issuable shares ($8,910) has been included in goodwill and accounts payable to affiliates.

            Effective January 1, 2001, the CPA(R) Partnerships became wholly-owned subsidiaries of the Company when 151,964 shares ($2,811) were issued in consideration for acquiring the remaining special partner interests.

      B. The Company issued 5,755, 6,825 and 181,644 restricted shares valued at $134 in 2002 and 2001 and $2,424 in 2000, respectively, to certain directors, officers and affiliates in consideration of service rendered. Restricted shares and stock options valued at $3,913, $1,235 and $6,295 in 2002, 2001 and 2000, respectively, were issued to employees and recorded as unearned compensation of which $70, $117 and $160, respectively, was forfeited in 2002, 2001 and 2000. Included in compensation expense for the years ended December 31, 2002, 2001 and 2000 were $2,626, $1,955 and $860, respectively, relating to equity awards from the Company's share incentive plans.

      C. In 2002, the Company contributed its tenancy-in-common interest in properties leased to Childtime Childcare, Inc. to a limited partnership. Assets and liabilities were contributed as follows:

              Land                                                            $1,674
              Net investment in direct financing lease                         2,413
              Other assets, net                                                    1
              Mortgage payable                                                (1,134)
                                                                              ------
                  Equity investment                                           $2,954
                                                                              ======

      D. In 2002, $15,714 was placed in an escrow account from the sale of properties and was subsequently used for the purchase of properties. During 2002, $9,366 was released from an escrow account from the sale of a property in 2001.

            The Company received a note receivable in 2001 of $700 in partial consideration for a sale of property.

            In 2000, the Company issued shares valued at $778 to acquire real estate.

      E. During 2001 the Company purchased an equity interest in an affiliate, W. P. Carey International LLC ("WPCI"), in consideration for issuing a promissory note of $1,000. The promissory note was satisfied in 2002 through the issuance of 54,765 shares to WPCI.

Supplemental Cash Flows Information:

                                                               2002             2001             2000
                                                               ----             ----             ----
          Interest paid, net of amounts capitalized          $ 16,400         $ 22,144        $ 24,790
                                                             ========         ========        ========
          Income taxes paid                                  $  1,695         $  1,615        $  1,437
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

                              W. P. CAREY & CO. LLC

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands except share and per share amounts)

1. Organization:

      W. P. Carey & Co. LLC (the "Company") commenced operations on January 1, 1998, pursuant to a consolidation transaction, when the Company acquired the majority ownership interests in the nine Corporate Property Associates ("CPA(R)") Partnerships. The former General Partner interests in the CPA(R) Partnerships were retained by two special limited partners, William Polk Carey, formerly the Individual General Partner of the nine CPA(R) Partnerships, and Carey Management LLC ("Carey Management").

      On June 28, 2000 the Company acquired the net lease real estate management operations of Carey Management subsequent to receiving shareholder approval. The assets acquired included the Advisory Agreements with four affiliated publicly owned real estate investment trusts (the "CPA(R) REITs"), the Company's Management Agreement, the stock of an affiliated broker-dealer, investments in the common stock of the CPA(R) REITs, and certain office furniture, fixtures, equipment and employees required to carry on the business operations of Carey Management. The purchase price consisted of the initial issuance of 8,000,000 shares with an additional 2,000,000 shares issuable over four years if specified performance criteria are achieved (of which 500,000 shares valued at $8,145 and $10,440 were issued during 2001 and 2002, respectively, and 400,000 shares valued at $8,910 will be issued in 2003 based on meeting performance criteria as of December 31, 2000, 2001 and 2002, respectively). The initial 8,000,000 shares issued are restricted from resale for a period of up to three years and the additional shares are subject to Section 144 regulations. The acquisition of the interests in Carey Management was accounted for as a purchase and was recorded at the fair value of the initial 8,000,000 shares issued. The total initial purchase price was approximately $131,300 including the issuance of 8,000,000 shares, transaction costs of $2,605, the acquisition of Carey Management's special limited partnership minority interests in the CPA(R) Partnerships and the value of restricted shares and options issued in respect of the interests of certain officers in a non-qualified deferred compensation plan of Carey Management. The Company has guaranteed loans of $4,528 to these officers in connection with their acquisition of equity interests in the Company. The term of the guarantees expire in June 2003 and will not be renewed. The loans are collateralized by shares of WPC, owned by the officers and held by WPC.

      The purchase price has been allocated to the assets and liabilities acquired based upon their fair market values. Intangible assets acquired, including the Advisory Agreements with the CPA(R) REITs, the Company's Management Agreement, the trade name, and workforce (reclassified to goodwill on January 1, 2002), were determined pursuant to an independent valuation. The value of the Advisory Agreements and the Management Agreement were based on a discounted cash flow analysis of the projected fees. The excess of the purchase price over the fair values of the identified tangible and intangible assets has been recorded as goodwill. The acquisition of the Company's Management Agreement was accounted for as a contract termination and the fair value of the Management Agreement of $38,000 was expensed as of the date of the merger. For financial reporting purposes, the value of any additional shares issued under the acquisition agreement is recognized as additional purchase price and recorded as goodwill. Issuances based on performance criteria are valued based on the market price of the shares on the date when the performance criteria are achieved.

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

2. Summary of Significant Accounting Policies:

      Basis of Consolidation:

            The consolidated financial statements include the Company and its wholly-owned and controlling majority-owned subsidiaries. All material inter-entity transactions have been eliminated.

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

Real Estate Leased to Others:

      Certain of the Company's real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred. Significant renovations which increase the useful life of the properties are capitalized. For the year ended December 31, 2002, lessees were responsible for the direct payment of real estate taxes of approximately $6,627.

      The Company diversifies its real estate investments among various corporate tenants engaged in different industries, by property type and geographically. No lessee currently represents 10% or more of total leasing revenues.

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

      Substantially all of the Company's leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index ("CPI") or sales overrides. Rents from sales overrides (percentage rents) are recognized as reported by the lessees, that is, after the level of sales requiring a rental payment to the Company is reached.

Operating Real Estate:

      Land and buildings and personal property are carried at cost less accumulated depreciation. Renewals and improvements are capitalized, while replacements, maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred.

Real Estate Under Construction and Redevelopment:

      For properties under construction, operating expenses including interest charges and other property expenses, including real estate taxes, are capitalized rather than expensed and rentals received are recorded as a reduction of capitalized project (i.e., construction) costs.

      The amount of interest capitalized is determined by applying the interest rate applicable to outstanding borrowings to the average amount of accumulated expenditures for properties under construction during the period.

                              W. P. CAREY & CO. LLC

Equity Investments:

      The Company's interests in entities in which the Company's ownership is 50% or less and has the ability to exercise significant influence are accounted for under the equity method, i.e. at cost, increased or decreased by the Company's share of earnings or losses, less distributions.

Assets Held for Sale:

      Assets held for sale are accounted for at the lower of carrying value or fair value less costs to dispose. Assets are classified as held for sale when the Company has committed to a plan to actively market a property for sale and expects that a sale will be completed within one year. The results of operations and the related gain or loss on sale of properties classified as held for sale by the Company after December 31, 2001, are included in discontinued operations (see Note 15).

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

Goodwill and Intangible Assets:

      Goodwill represents the excess of the purchase price of the net lease real estate management operations over the fair value of net assets acquired. Other intangible assets represent cost allocated to trade names, advisory contracts with the CPA(R) REITs and the acquired workforce. Effective January 1, 2002, goodwill and indefinite-lived intangible assets are no longer amortized and workforce has been reclassified as goodwill. Intangible assets are being amortized over their estimated useful lives which range from 2 1/2 to 16 1/2 years (See Note 20).

      Goodwill and intangible assets are as follows:

                                                   December 31,
                                                   ------------
                                                  2002       2001
                                                  ----       ----
            Management contracts                $ 59,135   $ 59,135
            Workforce                                 --      4,700
            Trade name                             3,975      4,900
            Goodwill                              49,874     41,937
                                                --------   --------
                                                 112,984    110,672
               Less: accumulated amortization     18,543     17,862
                                                --------   --------
                                                $ 94,441   $ 92,810
                                                ========   ========

Impairment of Long-lived Assets:

      When events or changes in circumstances indicate that the carrying amount may not be recoverable, the Company assesses the recoverability of its long-lived assets and certain intangible assets based on projections of undiscounted cash flows, without interest charges, over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value. The Company performs a review of its estimate of residual value of its direct financing leases at least annually to determine whether there has been an other than temporary decline in the Company's current estimate of residual value of the underlying real estate assets (i.e., the estimate of what the Company could realize upon sale of the property at the end of the lease term). If the review indicates a decline in residual value that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised to reflect the decrease in the expected yield using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue.

      The Company tests goodwill for impairment at least annually using a two-step process. To identify any impairments, the Company first compares the estimated fair value of the reporting unit (management services segment) with its carrying amount, including goodwill. The Company calculates the estimated

                              W. P. CAREY & CO. LLC
      fair value of the management services segment by applying a multiple, based on comparable companies, to earnings. If the fair value of the management services segment exceeds its carrying amount, goodwill is considered not impaired. If the carrying amount of the management services unit exceeds its estimated fair value, then the second step is performed to measure the amount of impairment loss.

      For the second step, the Company would compare the implied fair value of the goodwill with its carrying amount and record an impairment charge for the excess of the carrying amount over the fair value. The implied fair value of the goodwill is determined by allocating the estimated fair value of the management services segment to its assets and liabilities. The excess of the estimated fair value of the management services segment over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. In accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles," the Company performed its annual tests for impairment of its management services segment, the reportable unit of measurement, and concluded that the goodwill is not impaired.

Depreciation:

      Depreciation is computed using the straight-line method over the estimated useful lives of the properties (generally forty years) and for furniture, fixtures and equipment (generally up to seven years).

Foreign Currency Translation:

      The Company consolidates its real estate investments in France. The functional currency for these investments is the Euro. The translation from the Euro to U. S. Dollars is performed for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from such translation are reported as a component of other comprehensive income as part of members' equity. The cumulative translation loss as of December 31, 2002 was $1,315.

Cash Equivalents:

      The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Company's cash and cash equivalents at December 31, 2002 and 2001 were held in the custody of three financial institutions and which balances, at times, exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.

Other Assets and Liabilities:

      Included in other assets are accrued rents and interest receivable, deferred rent receivable, notes receivable, deferred charges and marketable securities. Included in other liabilities are accrued interest, accounts payable and accrued expenses, deferred rent and deferred income taxes. Deferred charges include costs incurred in connection with debt financing and refinancing and are amortized and included in interest expense over the terms of the related debt obligations. Deferred rent receivable is primarily the aggregate difference for operating method leases between scheduled rents which vary during the lease term and rent recognized on a straight-line basis.

      Marketable securities are classified as available-for-sale securities and reported at fair value with the Company's interest in unrealized gains and losses on these securities reported as a component of other comprehensive income until realized. Such marketable securities had a cost basis of $1,364 as of December 31, 2002 and 2001, and reflected a fair value of $614 and $363 at December 31, 2002 and 2001, respectively.

                              W. P. CAREY & CO. LLC

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

Revenue Recognition:

      In connection with the acquisition of Carey Management described in Note 1, the Company earns transaction and asset-based fees. Structuring and financing fees are earned for investment banking services provided in connection with the analysis, negotiation and structuring of transactions, including acquisitions and dispositions and the placement of mortgage financing obtained by the CPA(R) REITs. Asset-based fees consist of property management, leasing and advisory fees and reimbursement of certain expenses in accordance with the separate management agreements with each CPA(R) REIT for administrative services provided for operation of such CPA(R) REIT. Receipt of the incentive fee portion of the management fee, however, is subordinated to the achievement of specified cumulative return requirements by the shareholders of the CPA(R) REITs. The incentive portion of management fees (the "performance fees") may be collected in cash or shares of the CPA(R) REIT at the option of the Company. During 2002, 2001 and 2000, the Company elected to receive its earned performance fees in CPA(R) REIT shares.

      All fees are recognized as earned. Transaction fees are earned upon the consummation of a transaction and management fees are earned when services are performed. Fees subject to subordination are recognized only when the contingencies affecting the payment of such fees are resolved, that is, when the performance criteria of the CPA(R) REIT is achieved.

      The Company also receives reimbursement of certain marketing costs in connection with the sponsorship of a CPA(R) REIT that is conducting a "best efforts" public offering. Reimbursement income is recorded as the expenses are incurred, subject to limitations on a CPA(R) REIT's ability to incur offering costs.

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

      Deferred income taxes are provided for the corporate subsidiaries based on earnings reported. The provision for income taxes differs from the amounts currently payable because of temporary differences in the recognition of certain income and expense items for financial reporting and tax reporting purposes. Income taxes are computed under the asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial bases of assets and liabilities (see Note 18).

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

                              W. P. CAREY & CO. LLC

            Basic and diluted earnings (loss) per share were calculated as follows:

                                                               For the years ended December 31,
                                                               --------------------------------
                                                             2002            2001            2000
                                                             ----            ----            ----
      Net income (loss)                                  $   46,588      $   35,761      $   (9,278)
                                                         ==========      ==========      ==========
      Weighted average shares - basic                    35,530,334      34,465,217      29,652,698
      Effect of dilutive securities - stock options
         and warrants                                       734,896         487,343              --
                                                         ----------      ----------      ----------
      Weighted average shares - diluted                  36,265,230      34,952,560      29,652,698

      Basic earnings per share:
          Income (loss) from continuing operations       $     1.31      $      .98      $     (.40)
          Discontinued operations                                --             .06             .09
                                                         ----------      ----------      ----------
              Net income (loss)                          $     1.31      $     1.04      $     (.31)
                                                         ==========      ==========      ==========

      Diluted earnings per share:
          Income (loss) from continuing operations       $     1.28      $      .96      $     (.40)
          Discontinued operations                                --             .06             .09
                                                         ----------      ----------      ----------
              Net income (loss)                          $     1.28      $     1.02      $     (.31)
                                                         ==========      ==========      ==========

      For the years ended 2001 and 2000, respectively, 725,930 and 4,143,254 share options and warrants, were not reflected because such options and warrants were anti-dilutive, either because the exercise prices of the options were higher than the average share price or because the Company incurred a net loss.

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

                              W. P. CAREY & CO. LLC

      The Company has elected to adopt the disclosure only provisions of SFAS No. 123. If stock-based compensation cost had been recognized based upon fair value at the date of grant for options and restricted stock awarded under the two plans and amortized to expense over their respective vesting periods in accordance with the provisions of SFAS No. 123, pro forma net income (loss) would have been as follows:

                                                                        Year Ended December 31,
                                                                        -----------------------
                                                                    2002          2001          2000
                                                                    ----          ----          ----
      Net income (loss) as reported                               $46,588       $35,761       $(9,278)
      Add: Stock based compensation included in net
         income as reported, net of related tax effects             1,709          1,309          640
      Less: Stock based compensation determined under
         fair value based  methods  for all  awards,  net of
         related tax effects                                       (2,887)       (2,391)       (1,359)
                                                                  -------       -------       -------
      Pro forma net income (loss)                                 $45,410       $34,719       $(9,997)
                                                                  =======       =======       =======
      Net income (loss) per common share as reported
      Basic                                                       $  1.31       $  1.04       $  (.31)
      Diluted                                                     $  1.28       $  1.02       $  (.31)
      Pro forma net income (loss) per common share
      Basic                                                       $  1.28       $  1.01       $  (.34)
      Diluted                                                     $  1.25       $   .99       $  (.34)

      Reclassification:

               Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

3. Transactions with Related Parties:

      The Company earns fees as the Advisor to the following real estate investment trusts ("REITs"): Carey Institutional Properties Incorporated ("CIP(R)"), Corporate Property Associates 12 Incorporated ("CPA(R):12"), Corporate Property Associates 14 Incorporated ("CPA(R):14") and Corporate Property Associates 15 Incorporated ("CPA(R):15") (collectively, the "CPA(R) REITs"). Through April 30, 2002, the Company also earned fees as Advisor to Corporate Property Associates 10 Incorporated ("CPA(R):10"). Effective May 1, 2002, CPA(R):10 was merged into CIP(R). Under the Advisory Agreements with the CPA(R) REITs, the Company performs various services, including but not limited to the day-to-day management of the CPA(R) REITs and transaction-related services. The Company earns an asset management fee of 1/2 of 1% per annum of Average Invested Assets, as defined in the Advisory Agreements, for each CPA(R) REIT and, based upon specific performance criteria for each REIT, may be entitled to receive performance fees, calculated on the same basis as the asset management fee, and is reimbursed for certain costs, primarily the cost of personnel. The Company had not recognized any performance fees under its Advisory Agreement with CPA(R):10 since the Company's management operations were acquired in June 2000. In April 2002, CPA(R):10 met its "preferred return" at which time the performance criterion was met and the Company earned a performance fee of $1,463, including $267 relating to 2002. The performance criteria for CPA(R):14 were initially satisfied in 2001, resulting in the Company's recognition of $2,459 for the period December 1997 through December 31, 2000 which had been deferred. For the years ended December 31, 2002, 2001 and 2000, asset-based fees and reimbursements earned were $37,250, $29,751 and $10,377, respectively.

      In connection with structuring and negotiating acquisitions and related mortgage financing for the CPA(R) REITs, the Advisory Agreements provide for transaction fees based on the cost of the properties acquired. A portion of the fees are payable in equal annual installments over no less than eight years (four years for CPA(R):15), subject to each CPA(R) REIT meeting its "preferred return." Unpaid installments bear interest at annual rates ranging from 6% to 7%. The Company's broker-dealer subsidiary earns fees in connection with the public offerings of the CPA(R) REITs. The Company may also earn fees related to the disposition of properties, subject to subordination provisions and will only be recognized as such subordination provisions are achieved. The Company earned disposition fees of $248 from CPA(R):10, representing a percentage of the sales proceeds from

                              W. P. CAREY & CO. LLC

      CPA(R):10 property sales for the period from June 28, 2000 through April 30, 2002, the date that CPA(R):10 and CIP(R) merged. For the years ended December 31, 2002, 2001 and 2000, the Company earned transaction fees of $47,005, $17,160 and $14,894, respectively.

      Prior to the termination of the Management Agreement, Carey Management performed certain services for the Company and earned transaction fees in connection with the purchase and disposition of properties. The Company is obligated to pay deferred acquisition fees in equal annual installments over a period of no less than eight years. As of December 31, 2002 and 2001, unpaid deferred acquisition fees were $2,758 and $3,282, respectively, and bear interest at an annual rate of 6%. Installments of $524, $520 and $392 were paid in January 2002, 2001 and 2000, respectively.

      In 2002, the Company as Advisor to CIP(R), CPA(R):12 and CPA(R):14 structured a securitization of mortgage loans. The three CPA(R) REITs and the Company obtained an aggregate of $172,335 of limited recourse mortgage financing collateralized by 62 properties and lease assignments. The loans were pooled into a trust, Carey Commercial Mortgage Trust, a non-affiliate, whose sole asset consists of the loans and sold interests in the trust as collateralized mortgages in a private placement to institutional investors. The Company and the three CPA(R) REITs agreed to acquire a separate class of subordinated interests in the trust totaling $24,129 with each interest in proportion to the new mortgage financings completed in connection with the securitization, including the pro rata share from equity investments. In connection with the transaction, the Company acquired a $241 subordinated interest, which is accounted for as an available for sale security.

      The Company owns interests in entities which range from 33.93% to 50% and a jointly-controlled 36% tenancy-in-common interest in two properties subject to a net lease with the remaining interests held by affiliates. The Company has a significant influence in these investments, which are accounted for under the equity method of accounting.

      The Company is a participant in an agreement with certain affiliates for the purpose of leasing office space used for the administration of the Company and other affiliated real estate entities and sharing the associated costs. Pursuant to the terms of the agreement, the Company's share of rental, occupancy and leasehold improvement costs is based on gross revenues. Expenses incurred were $545, $528 and $348 in 2002, 2001 and 2000, respectively. The Company's share of minimum lease payments on the office lease is currently $1,748 through 2006.

      An independent director of the Company has an ownership interest in companies that own the minority interest in the Company's French majority-owned subsidiaries. The director's ownership interest is subject to the same terms as all other ownership interests in the subsidiary companies. A person who serves as a director and an officer of the Company is the sole shareholder of Livho, Inc., a lessee of the Company
      (see Note 8).

      As of December 31, 2002, the Company owns a 10% interest in W.P. Carey International LLC ("WPCI"), which structures net lease transactions outside of the United States, the United Kingdom and France. The remaining 90% interest in WPCI is owned by William Polk Carey ("Carey"), Chairman of the Company. On March 19, 2003, the Company's Board of Directors approved a series of transactions which will result in Carey giving up his interest in WPCI. As part of this transaction, WPCI will distribute to Carey his capital contributions to WPCI of 492,881 shares of the Company as well as cash contributions of $1,472. In connection with the transaction, the Company will contribute its share of fees derived from the acquisition, management and disposition of properties outside of the United States to WPCI as well as related costs. Two officers of WPCI will be granted restricted minority ownership interests which vest ratably over five years and options in WPCI pursuant to their employment agreements. The Company expects to complete the transfer during the second quarter of 2003, however, the terms of agreement provide for January 1, 2003 as the effective date.

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

      As described in Note 1, the Company's Management Agreement with Carey Management was cancelled effective with the acquisition of the business operations of Carey Management. The Company is now internally

                              W. P. CAREY & CO. LLC
      managed and, as a result of the cancellation of the Management Agreement and acquisition of Carey Management's workforce as of the date of the acquisition, no longer incurs management and performance fees nor reimburses a manager for the personnel costs for providing administrative services to the Company. For the year ended 2000, the Company incurred combined management and performance fees of $1,924, and personnel reimbursements of $861.

4. Real Estate Leased to Others Accounted for Under the Operating Method:

          Real estate leased to others, at cost, and accounted for under the operating method is summarized as follows:

                                                    December 31,
                                                    ------------
                                                 2002          2001
                                                 ----          ----
           Land                                $ 83,545      $ 84,199
           Buildings and improvements           390,727       375,044
                                               --------      --------
                                                474,272       459,243
           Less: Accumulated depreciation        41,716        32,401
                                               --------      --------
                                               $432,556      $426,842
                                               ========      ========

      The scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases amount to $43,350 in 2003, $38,072 in 2004, $34,833 in 2005, $32,113 in 2006, $29,302 in 2007 and aggregate
      $319,853 through 2022.

      Contingent rentals (including percentage rents and CPI-based increases) were $1,550, $1,253 and $1,047 in 2002, 2001 and 2000, respectively.

5. Net Investment in Direct Financing Leases:

      Net investment in direct financing leases is summarized as follows:

                                                     December 31,
                                                     ------------
                                                  2002          2001
                                                  ----          ----
         Minimum lease payments receivable      $199,309      $236,997
         Unguaranteed residual value             185,487       254,520
                                                 -------       -------
                                                 384,796       491,517
         Less: Unearned income                   195,457       233,476
                                                --------      --------
                                                $189,339      $258,041
                                                ========      ========

      The scheduled future minimum rents, exclusive of renewals, under noncancelable direct financing leases amount to $20,371 in 2003, $20,323 in 2004, $20,383 in 2005, $19,232 in 2006, $17,741 in 2007 and aggregate
      $199,309 through 2022.

      Contingent rentals (including percentage rents and CPI-based increases) were approximately $2,710, $2,331 and $2,074 in 2002, 2001 and 2000,
      respectively.

6. Mortgage Notes Payable and Notes Payable:

      Mortgage notes payable, substantially all of which are limited recourse obligations, are collateralized by the assignment of various leases and by real property with a carrying value of approximately $311,897.

      The interest rate on the variable rate debt as of December 31, 2002 ranged from 2.59% to 6.44% and mature from 2004 to 2016. The interest rate on the fixed rate debt as of December 31, 2002 ranged from 6.11% to 9.13% and mature from 2003 to 2013.

                              W. P. CAREY & CO. LLC

      Scheduled principal payments for the mortgage notes and notes payable during each of the next five years following December 31, 2002 and thereafter are as follows:

         Year Ending December 31,                   Total Debt         Fixed Rate Debt      Variable Rate Debt
         ------------------------                   ----------         ---------------      ------------------
              2003                                    $ 11,180             $  9,827               $ 1,353
              2004                                      74,391               23,738                50,653
              2005                                       8,264                6,572                 1,692
              2006                                      24,894               22,986                 1,908
              2007                                      14,600               12,481                 2,119
              Thereafter                               101,720               69,911                31,809
                                                      --------             --------               -------
                 Total                                $235,049             $145,515               $89,534
                                                      ========             ========               =======

      The Company has a credit facility of $185,000 pursuant to a revolving credit agreement with The Chase Manhattan Bank in which numerous lenders participate. The Company has a one-time right to increase the commitment up to $225,000. The revolving credit agreement has a remaining term through March 2004. As of December 31, 2002, the Company had $49,000 drawn from the credit facility. As of March 12, 2003, the outstanding balance was $42,000.

      Advances, which are prepayable at any time, bear interest at an annual rate of either (i) the one, two, three or six-month LIBOR, as defined, plus a spread which ranges from 0.6% to 1.45% depending on leverage or corporate credit rating or (ii) the greater of the bank's Prime Rate and the Federal Funds Effective Rate, plus .50%, plus a spread of up to .125% depending upon the Company's leverage. At December 31, 2002 and 2001, the interest rate on advances on the line of credit was 2.59% and 3.22%, respectively. In addition, the Company pays a fee (a) ranging between 0.15% and 0.20% per annum of the unused portion of the credit facility, depending on the Company's leverage, if no minimum credit rating for the Company is in effect or (b) equal to .15% of the total commitment amount, if the Company has obtained a certain minimum credit rating.

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

7. Dividends Payable:

      The Company declared a quarterly dividend of $.431 per share on December 11, 2002 payable on January 15, 2003 to shareholders of record as of December 31, 2002.

                              W. P. CAREY & CO. LLC

8. Lease Revenues:

          The Company's operations include the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                                                            2002           2001           2000
                                                                            ----           ----           ----
      Per Statements of Income:
          Rental income                                                   $ 47,865       $ 45,756       $ 50,281
          Interest income from direct financing leases                      23,001         26,355         28,023
      Adjustment:
          Share of leasing revenues applicable to minority interests          (766)          (536)          (443)
          Share of leasing revenues from equity investments                  7,131          6,820          3,679
                                                                          --------       --------       --------
                                                                          $ 77,231       $ 78,395       $ 81,540
                                                                          ========       ========       ========

      For the years ended December 31, 2002, 2001 and 2000, the Company earned its net leasing revenues (i.e., rental income and interest income from direct financing leases) from over 80 lessees. A summary of net leasing revenues including all current lease obligors with more than $1,000 in annual revenues is as follows:

                                                                      Years Ended December 31,
                                                                      ------------------------
                                                2002             %        2001             %        2000             %
                                                ----             -        ----             -        ----             -
Dr Pepper Bottling Company of Texas            $4,405            6%      $4,354            6%      $4,283            5%
Detroit Diesel Corporation                      4,158            5        4,118            5        3,795            5
Gibson Greetings, Inc., a wholly-owned
   subsidiary of American Greetings, Inc.       4,149            5        4,107            5        4,046            5
Bouygues Telecom, S.A. (a)                      2,952            4        1,181            2          185           --
Federal Express Corporation (b)                 2,876            4        2,836            4        5,659            7
Orbital Sciences Corporation                    2,655            3        2,655            3        2,655            3
Quebecor Printing Inc.                          2,563            3        2,559            3        2,586            3
America West Holdings Corp.                     2,539            3        2,539            3        2,539            3
Livho, Inc.                                     2,520            3        2,568            3        3,226            4
AutoZone, Inc.                                  2,411            3        2,400            3        2,378            3
The Gap, Inc.                                   2,205            3        2,205            3        2,205            3
Sybron International Corporation                2,164            3        2,164            3        2,164            3
CheckFree Holdings, Inc. (c)                    2,108            3        2,088            3        1,681            2
Lockheed Martin Corporation                     1,903            3        2,116            3        2,056            3
Unisource Worldwide, Inc.                       1,732            2        1,734            2        1,725            2
Faurecia Exhaust Systems, Inc. (formerly
   AP Parts Manufacturing Company)              1,657            2        1,617            2        1,617            2
CSS Industries, Inc.                            1,656            2        1,609            2        1,598            2
Information Resources, Inc. (c)                 1,644            2        1,644            2        1,504            2
Sybron Dental Specialties Inc.                  1,613            2        1,613            2        1,463            2
Brodart Co.                                     1,519            2        1,519            2        1,519            2
Sprint Spectrum L.P.                            1,425            2        1,380            2        1,154            1
Eagle Hardware & Garden, Inc., a
   wholly-owned subsidiary of Lowe's
   Companies Inc.                               1,313            2        1,186            2        1,288            2
AT&T Corporation                                1,259            2          886            1          760            1
United States Postal Service                    1,233            2        1,165            1        1,090            1
BellSouth Telecommunications, Inc.              1,224            2        1,224            2        1,224            1
Cendant Operations, Inc.                        1,075            1        1,075            1        1,075            1
Anthony's Manufacturing Company, Inc.           1,019            1          988            1          945            1
Other (d)                                      19,254           25       22,865           29       25,120           31
                                               ------       ------       ------       ------       ------       ------
                                               $77,231         100%      $78,395         100%      $81,540         100%
                                               ======       ======       ======       ======       ======       ======

                              W. P. CAREY & CO. LLC

(a)   Net of proportionate share applicable to its minority interest owners.

(b) Represents the Company's 40% proportionate share of lease revenues from its equity ownership in 2001. The Company owned a 100% interest until December 2000.

(c) Represents the Company's proportionate share of lease revenue from its equity investment.

(d) Includes proportionate share of lease revenues from the Company's equity investments and net of proportionate share applicable to its minority interest owners.

9. Gains and Losses on Sale of Real Estate and Securities:

      Significant sales of properties are summarized as follows:

      2002

      In July 2002, the Company sold six properties leased to Saint-Gobain Corporation located in New Haven, Connecticut; Mickelton, NJ; Aurora, Ohio; Mantua, Ohio and Bristol, Rhode Island for $26,000 and recognized a gain on sale of $1,796. The Company placed the proceeds of the sale in an escrow account for the purpose of entering into a Section 1031 noncash exchange which, under the Internal Revenue Code, would allow the Company to acquire like-kind property, and defer a taxable gain until the new property is sold, upon satisfaction of certain conditions (see Note 11).

      At December 31, 2001, the Company's 18.3 acre property in Los Angeles, California was classified as held for sale. In June 2002, the Company sold the property to the Los Angeles Unified School District (the "School District") for $24,000, less costs, and recognized a gain on sale of $11,160 (see Note 21).

      During 2002, the Company also sold properties in Fredericksburg, Virginia; Petoskey, Michigan; Urbana, Illinois; Maumelle, Arkansas; Burnsville, Minnesota; Colville, Washington; McMinnville, Tennessee Frankenmuth, Michigan; College Station, Texas and Casa Grande and Glendale, Arizona for an aggregate of $15,337 and recognized a net gain on sales of $2,049.

      2001

      In July 2001, the Company sold a property located in Forrest City, Arkansas for approximately $9,400, and recognized a gain of $304. The sales proceeds were placed in an escrow account for the purposes of entering into a Section 1031 noncash exchange. In January 2002, the funds in the escrow account were transferred to the Company and the proposed noncash exchange was not completed.

      During 2001, the Company sold nine other properties and an equity investment in a real estate partnership for $12,061 (including $11,361 in cash and a note receivable of $700) and recognized a combined net gain of $1,600 on the sales.

      2000

      In 1998, the Company acquired land in Colliersville, Tennessee and entered into a build-to-suit commitment to construct four office buildings to be occupied by Federal Express Corporation ("Federal Express") at a cost of up to $77,000. In February 2000, a net lease with Federal Express with an initial lease term of 20 years commenced at an annual rent of $6,360. In order to mitigate the concentration of risk in a single lease, the Company agreed to sell a 60% majority interest in the subsidiary that owns the Federal Express property to CPA(R):14 at a purchase price based on an independent appraisal. Based on such independent appraisal, the Company received $42,287 and recognized a loss of $2,262 in connection with the sale.

      During 2000, the Company sold ten properties for $3,372, net of costs, and incurred combined losses on the sales of $775.

      The Company recognized a gain of $257 on the sale of 18,540 shares of common stock of Titan Corporation. The Company had previously exercised warrants that were granted in connection with structuring its net lease with Titan Corporation in 1991.

                              W. P. CAREY & CO. LLC

10. Impairment Charges:

      Significant writedowns of properties and investments to estimated fair value based on an assessment of each asset's recoverability are summarized as follows:

      The Company incurred impairment charges of $29,410, $12,643, and $11,047 in 2002, 2001 and 2000, respectively, in connection with the writedown of real estate interests and other long-lived assets to estimated fair value based on the following:

      2002

      In connection with the Company's annual review of the estimated residual values on its properties classified as net investments in direct financing leases, the Company determined that an other than temporary decline in estimated residual value had occurred at several properties, and the accounting for the direct financing leases was revised using the changed estimates. The resulting changes in estimates resulted in the recognition of impairment charges of $14,880 in 2002.

      The Company owns 780,269 units of the operating partnership of MeriStar Hospitality Corporation ("MeriStar"), a publicly traded real estate investment trust which primarily owns hotels. Because of a continued and prolonged weakness in the hospitality industry, a substantial decrease in MeriStar's earnings and funds from operations and the risk that the decrease in MeriStar's distribution rate are projected to continue, the Company concluded that the underlying value of its investment in the operating partnership units has undergone an other than temporary decline. Accordingly, the Company wrote down its equity investment in MeriStar by $4,596 in 2002 to reflect the investment at its estimated fair value. The Company recognized an impairment charge on the MeriStar investment in 2001 of $6,749.

      The Company owned a property in Winona, Minnesota which it sold in February 2003. Based on a deterioration in the financial condition of the lessee and its inability to meet its lease obligations, during 2002 the Company began negotiations to sell the property to the lessee. In connection with entering into a contract for the sale of the property, the property was written down to its estimated fair value less cost to sell and an impairment charge of $4,000 was recognized in 2002.

      The Company has recognized impairment charges of $5,934 on other properties which were sold in 2002 or held for sale as of December 31, 2002.

      The results of operations and the impairment charges on the properties classified as assets held for sale subsequent to December 31, 2001 are included in discontinued operations (see Note 15).

      2001

      The Company owned a property in Burnsville, Minnesota. During 2000, the tenant filed a petition of voluntary bankruptcy, and in March 2001 the lease was terminated. During 2000, the property had been written down to its estimated fair value and an impairment charge of $1,500 was recognized. In 2001, the Company entered into an agreement to sell the property for $2,200. In connection with the proposed sale of the property, the Company recognized an impairment charge of $763 in 2001 to write down the property to the anticipated sales price, less estimated costs to sell. The sale was completed in January 2002. In connection with termination of the lease, the Company received $2,450 as a settlement from the lease guarantor, of which $2,145 was included in other income in 2001.

      The Company owns a property in Cincinnati, Ohio. In November 2001, the Company evicted the tenant due to its inability to meet its lease obligations and the Company assumed the management of public warehousing operations at the property, at which time the Company recognized an impairment charge of $2,000 on the writedown of the property to its estimated fair value. In connection with the eviction, the Company was released from a subordinated mortgage loan obligation of $2,097 in 2002.

                              W. P. CAREY & CO. LLC

      The Company owns two properties located in Frankenmuth, Michigan and McMinnville, Tennessee leased to one tenant. The tenant terminated its master lease for the two properties in connection with its petition of voluntary bankruptcy in 1999. The Company recognized impairment charges on the McMinnville property of $500 and $2,677 for 2001 and 2000, respectively.

      2000

      The Company owns a property in Traveler's Rest, South Carolina. Based on the former tenant's deteriorating financial condition and its inability to meet its lease obligations, the lease was terminated in 2000. The tenant was subsequently liquidated. The property was written down to its estimated fair value and an impairment charge of $2,657 was recognized during 2000.

      In 2001 and 2000, the Company also recorded impairment charges of $850 and $1,514, respectively, on its assessments of the recoverability of a redeemable preferred limited partnership interest that was acquired in connection with the sale of a property in 1995 and debentures received in connection with a bankruptcy settlement with a former lessee.

11. Acquisition of Real Estate:

      In September 2002, the Company used $14,379 from an escrow account which had been funded with proceeds from the sale of properties leased to Saint-Gobain (see Note 9) to purchase properties in Lenexa, Kansas; Winston-Salem, North Carolina and Dallas, Texas and entered into a master net lease with BE Aerospace, Inc. ("BE Aerospace"). The lease has an initial term of fifteen years with two ten-year renewal options. Initial annual rent is $1,421 with stated annual increases of 1.5%. On October 29, 2002, the Company obtained limited recourse mortgage financing of $9,200 collateralized by the BE Aerospace properties. The loan provides for monthly payments of interest and principal of $56 at an annual interest rate of 6.11% and based on a thirty-year amortization schedule. The loan matures in November 2012 at which time a balloon payment is scheduled.

      In December 2002, the Company purchased a 36% interest in two properties leased to Hologic, Inc. ("Hologic") from CPA(R):15 for $11,714. The properties, land and buildings located in Danbury, Connecticut and Bedford, Massachusetts, were purchased by CPA(R):15 in August 2002. The lease has an initial term of 20 years with four five-year renewal terms. Annual rent is $3,156 with the first rent increase on the fifth anniversary of the lease and every five years thereafter. Rent increases are based on a formula indexed to increases in the CPI, capped at 5.1% for the first rent increase and 8.16% thereafter, during each five-year period.

      As a result of purchasing the BE Aerospace property and the interest in the Hologic properties, the proposed Section 1031 noncash exchange resulting from the sale of the Saint-Gobain properties was completed.

      In September 2002, the Company purchased 1.5 acres of land in Broomfield, Colorado for $640. The land is adjacent to the Company's existing property. The Company intends to redevelop the property, with various alternatives currently being evaluated.

12. Equity Investments:

      The Company owns 780,269 units of the operating partnership of MeriStar Hospitality Corporation ("MeriStar"), a publicly traded real estate investment trust which primarily owns hotels. The Company has the right to convert its units in the operating partnership to shares of common stock in MeriStar at any time on a one-for-one basis. The exchange of units for common stock would be a taxable transaction in the year of exchange. The Company's interest in the MeriStar operating partnership is being accounted for under the equity method. The carrying value of the equity interest in the MeriStar operating partnership was $3,354 as of December 31, 2002.

      The Company owns equity interests as a limited partner in three limited partnerships and in two limited liability companies, with the remaining interests owned by affiliates, that each own real estate net leased to a single tenant, including a newly-formed limited partnership which net leases properties to Childtime Childcare, Inc. ("Childtime"). In August 2002, the Company and an affiliate each contributed its tenancy-in-common interest in the Childtime properties to the limited partnership. The Company owns a 33.93% ownership interest as a

                              W. P. CAREY & CO. LLC
      limited partner. The Company is also accounting for its 36% tenancy-in-common interest in the Hologic properties under the equity method as the agreement provides for joint control with the affiliate.

      The Company owns a 10% interest in WPCI. The remaining 90% of WPCI is owned by William Polk Carey, Chairman of the Company (also see Note 3).

      The Company owns interests in four CPA(R) REITs with which it has advisory agreements. The interests in the CPA(R) REITs are accounted for under the equity method due to the Company's ability to exercise significant influence as the Advisor to the CPA(R) REITs. The CPA(R) REITs are publicly registered and their audited consolidated financial statements are filed with the SEC. In connection with earning performance fees the Company has elected to receive restricted shares of common stock in the CPA(R) REITs rather than cash in consideration for such fees. As of December 31, 2002, the Company ownership in the CPA(R) REITs is as follows:

                                                  % of outstanding
                                        Shares        Shares
                                        ------        ------
                      CIP(R)           612,575         2.12%
                      CPA(R):12        626,377         2.03%
                      CPA(R):14      1,014,619         1.52%
                      CPA(R):15         51,749         0.13%

      Combined financial information of the affiliated equity investees is summarized as follows:

                                                                 December 31,
                                                                 ------------
                                                             2002            2001
                                                             ----            ----
      Assets (primarily real estate)                      $3,225,167      $2,081,297
      Liabilities (primarily mortgage notes payable)       1,680,372         951,884
                                                          ----------      ----------
      Owner's Equity                                      $1,544,795      $1,129,413
                                                          ==========      ==========

                                                                Year Ended December 31,
                                                                -----------------------
                                                         2002            2001            2000
                                                         ----            ----            ----
      Revenue (primarily rental revenue)              $ 229,799       $ 175,925       $ 146,003
      Expenses (primarily interest on mortgages
         and depreciation)                             (170,463)       (131,194)        (92,156)
      Minority interest in income                        (5,355)         (3,556)         (6,836)
      Income from equity investments                     22,257          16,399          18,291
      Gain (loss) on sales                                 (418)         13,944           2,183
                                                      ---------       ---------       ---------
          Income from continuing operations              75,820          71,518          67,485
      LOSS from discontinued operations                  (1,084)           (343)           (361)
      Extraordinary charges                              (5,540)             --              --
                                                      ---------       ---------       ---------
      Net income                                      $  69,196       $  71,175       $  67,124
                                                      =========       =========       =========

13. Disclosures About Fair Value of Financial Instruments:

      The Company estimates that the fair value of mortgage notes payable and other notes payable was $237,924 and $295,843 at December 31, 2002 and 2001, respectively. The carrying value of the combined debt was $235,049 and $295,515 at December 31, 2002 and 2001, respectively. The fair value of fixed rate debt instruments was evaluated using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. The fair value of the note payable from the line of credit approximates the carrying value as it is a variable rate obligation with an interest rate that resets to market rates.

                              W. P. CAREY & CO. LLC

14. Selected Quarterly Financial Data (unaudited):

                                                                 Three Months Ended
                                                                 ------------------
                                          March 31, 2002   June 30, 2002  September 30, 2002  December 31, 2002
                                          --------------   -------------  ------------------  -----------------
      Revenues                               $32,950          $37,904          $37,824             $52,926
      Expenses                                18,668           20,448           21,999              48,038
      Income (loss) from continuing
         operations (1)                       12,698           24,830           12,223              (3,077)
      Income (loss) from continuing
         operations per share -
         Basic                                   .36              .70              .34                (.08)
         Diluted                                 .35              .69              .33                (.08)
      Net income  (loss)                      13,729           23,593           12,985              (3,719)
      Net income (loss) per share -
         Basic                                   .39              .66              .36                (.10)
         Diluted                                 .38              .65              .36                (.10)
      Dividends declared per share             .4280            .4290            .4300               .4310

      Certain prior quarter amounts have been reflected as discontinued operations in accordance with Statement of Financial Accounting Standard No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets".

      (1) Includes impairment charges on real estate and investments of $21,186 for the three-month period ended December 31, 2002.

                                                                          Three Months Ended
                                                                          ------------------
                                                 March 31, 2001    June 30, 2001  September 30, 2001  December 31, 2001
                                                 --------------    -------------  ------------------  -----------------
      Revenues                                       $29,364          $33,143          $30,508             $36,253
      Expenses (1)                                    19,485           20,800           19,801              31,935
      Income from continuing operations               11,411           10,492            9,660               2,051
      Income from continuing operations
         per share -
         Basic                                           .33              .31              .28                 .06
         Diluted                                         .33              .30              .27                 .06
      Net income                                      12,639           11,752           11,237                 133
      Net income per share -
         Basic                                           .37              .34              .33                  --
         Diluted                                         .37              .34              .32                  --
      Dividends declared per share                     .4225            .4250            .4260               .4270

      Certain prior quarter amounts have been reflected as discontinued operations in accordance with Statement of Financial Accounting Standard No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets".

      (1) Includes impairment charges on real estate and investments of $763 and $9,381 for the three-month periods ended September 30, 2001 and December 31, 2001, respectively.

15. Discontinued Operations:

      In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for financial statements issued for fiscal years beginning after December 15, 2001, the results of operations and gain or loss on sales of real estate for properties sold or held for sale are to be reflected in the consolidated statements of operations as "Discontinued Operations" for all periods presented. The provisions of SFAS No. 144 are effective for disposal activities initiated by the Company's commitment to a plan of disposition after the date it is initially applied (January 1, 2002). Properties held for sale as of December 31, 2001 are not included in discontinued operations. Properties sold in 2002 (see Note 9) that were held for sale

                              W. P. CAREY & CO. LLC
      as of December 31, 2001 include properties in Los Angeles, California; Urbana, Illinois; Maumelle, Arkansas; Burnsville, Minnesota and Casa Grande, Arizona and, accordingly, the results of operations and the related gain or loss on sale for these properties are not included in "Discontinued Operations." The effect of suspending depreciation expense as a result of the classification of certain properties as held for sale was $116, $13 and $15 for the years ended December 31, 2002, 2001 and 2000, respectively.

      As of December 31, 2002, the operations of eighteen properties which have been sold or are held for sale as of December 31, 2002 are included as "Discontinued Operations." Amounts reflected in Discontinued Operations for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                                                             Year Ended December 31,
                                                                             -----------------------
                                                                    2002               2001              2000
                                                                    ----               ----              ----
      REVENUES:
         Rental income                                            $  2,509           $  2,008          $  1,805
         Interest income from direct financing leases                3,002              5,453             5,549
         Revenues of other business operations                       1,560              2,681             2,833
         Other income                                                2,249                  2                --
                                                                  --------           --------          --------
                                                                     9,320             10,144            10,187
                                                                  --------           --------          --------
      EXPENSES:
         Interest expense                                              796              2,037             2,091
         Depreciation and amortization                                 467                510               506
         Property expenses                                             607                161               152
         General and administrative                                     46                348                33
         Operating expenses of other business operations             1,630              2,295             2,385
         Impairment charge on real estate                            8,224              2,646             2,238
                                                                  --------           --------          --------
                                                                    11,770              7,997             7,405
                                                                  --------           --------          --------
             (Loss) income before gain on sales                     (2,450)             2,147             2,782
                                                                  --------           --------          --------
         Gain on sales of real estate                                2,364                 --                --
                                                                  --------           --------          --------
             (Loss) income from discontinued operations           $    (86)          $  2,147          $  2,782
                                                                  ========           ========          ========

16. Stock Options and Warrants:

      In January 1998, an affiliate was granted warrants to purchase 2,284,800 shares exercisable at $21 per share and 725,930 shares exercisable at $23 per share as compensation for investment banking services in connection with structuring the consolidation of the CPA(R) Partnerships. The warrants are exercisable until January 2009.

      The Company maintains stock option incentive plans pursuant to which share options may be issued. The 1997 Share Incentive Plan (the "Incentive Plan"), as amended, authorizes the issuance of up to 2,600,000 shares. The Company Non-Employee Directors' Plan (the "Directors' Plan") authorizes the issuance of up to 300,000 shares. Both plans were approved by a vote of the shareholders.

      The Incentive Plan provides for the grant of (i) share options which may or may not qualify as incentive stock options, (ii) performance shares,
      (iii) dividend equivalent rights and (iv) restricted shares. Share options have been granted as follows: 877,337 in 2002 at exercise prices ranging from $22.73 to $24.01 per share, 465,000 in 2001 at exercise prices ranging from $16.875 to $21.86 per share and 922,152 in 2000 granted at exercise prices ranging from $7.69 to $16.50 per share. The options granted under the Incentive Plan have a 10-year term and vest ratably on the first, second and third anniversaries of the date of grant. The vesting of grants is accelerated upon a change in control of the Company and under certain other conditions.

      The Directors' Plan provides for the same terms as the Incentive Plan. Share options for 21,822 shares were granted at exercise prices ranging from $16.38 to $20 per share in 2000. No share options were granted in 2002 and 2001.

                             W. P. CAREY & CO. LLC

               Share option and warrant activity is as follows:

                                                                    Year Ended December 31,
                                                                    -----------------------
                                                 2002                          2001                        2000
                                                 ----                          ----                        ----
                                                        Weighted                      Weighted                     Weighted
                                                        Average                        Average                      Average
                                         Shares      Exercise Price     Shares     Exercise Price    Shares      Exercise Price
                                         ------      --------------     ------     --------------    ------      --------------
Outstanding at beginning of year       4,320,815         $19.88       4,114,254         $19.57     3,199,280         $21.38
   Granted                               877,337         $23.03         465,000         $18.66       943,974         $13.24
   Exercised                            (192,617)        $12.69        (229,105)        $12.21            --             --
   Forfeited                             (25,673)        $19.17         (29,334)        $16.62       (29,000)        $16.25

Outstanding at end of year             4,979,862         $20.26       4,320,815         $19.88     4,114,254         $19.57
                                       =========                      =========                    =========
Options exercisable at end of year     3,611,115         $20.31       3,403,724         $20.88     3,119,362         $20.69
                                       =========                      =========                    =========

      Stock options outstanding as of December 31, 2002 are as follows:

                                                Options Outstanding                              Options Exercisable
                                                -------------------                              -------------------
                                                   Weighted Average       Weighted                               Weighted
             Range of        Options Outstanding       Remaining          Average       Options Exercisable       Average
         Exercise Prices     at December 31, 2002  Contractual Life    Exercise Price   at December 31, 2002  Exercise Price
         ---------------     --------------------  ----------------    --------------   --------------------  --------------
       $7.69                        129,707                 7.50             $ 7.69              19,990               $ 7.69
       $16.25 to $24.01           4,850,155                 6.88             $20.59           3,591,125               $20.38
                                  ---------                                                   ---------
                                  4,979,862                 6.90             $20.26           3,611,115               $20.31
                                  =========                                                   =========

      At December 31, 2001 and 2000, the range of exercise prices and weighted-average remaining contractual life of outstanding share options and warrants was $7.69 to $23.00 and 7.5 years, and $7.69 to $23.00 and
      8.32 years, respectively.

      The per share weighted average fair value of share options and warrants granted during 2002 were estimated to be $1.26 using a Black-Scholes option pricing formula. The more significant assumptions underlying the determination of the weighted average fair value include a risk-free interest rate of 1.73%, a volatility factor of 21.83%, a dividend yield of 8.59% and an expected life of 2.99 years.

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

      The per share weighted average fair value of share options and warrants granted during 2000 were estimated to be $3.80 using a Black-Scholes option pricing formula. The more significant assumptions underlying the determination of the weighted average fair value include a risk-free interest rate of 6.8%, a volatility factor of 22.53%, a dividend yield of 8.44% and an expected life of 10 years.

                              W. P. CAREY & CO. LLC

      The Company has elected to adopt the disclosure only provisions of SFAS No. 123. If stock-based compensation cost had been recognized based upon fair value at the date of grant for options and restricted stock awarded under the two plans and amortized to expense over their respective vesting periods in accordance with the provisions of SFAS No. 123, pro forma net income (loss) would have been as follows:

                                                                        Year Ended December 31,
                                                                        -----------------------
                                                                   2002          2001           2000
                                                                   ----          ----           ----
      Net income (loss) as reported                               $46,588       $35,761       $ (9,278)
      Add: Stock based compensation included in net
         income as reported, net of related tax effects             1,709         1,349            640
      Less: Stock based compensation determined under
         fair value based  methods  for all  awards,  net of
         related tax effects                                       (2,887)       (2,391)        (1,359)
                                                                  -------       -------       --------
      Pro forma net income (loss)                                 $45,410       $34,719       $ (9,997)
                                                                  =======       =======       ========

      Net income (loss) per common share as reported
      Basic                                                       $  1.31       $  1.04       $   (.31)
      Diluted                                                     $  1.28       $  1.02       $   (.31)
      Pro forma net income (loss) per common share
      Basic                                                       $  1.28       $  1.01       $   (.34)
      Diluted                                                     $  1.25       $   .99       $   (.34)

                              W. P. CAREY & CO. LLC

17. Segment Reporting:

      The Company has determined that it operates in two business segments, management services and real estate operations with domestic and international investments. The two segments are summarized as follows:

                                                     Management        Real Estate           Other(2)       Total Company
                                                     ----------        -----------           --------       -------------
        Revenues:
             2002                                       $84,255            $73,851             $3,498            $161,604
             2001                                        46,911             79,094              3,263             129,268
             2000                                        25,271             81,382              3,411             110,064

        Operating, interest, depreciation and
        amortization expenses(1)
        (excluding income taxes):
             2002                                       $46,975            $59,840             $2,338            $109,153
             2001                                        39,298             50,347              2,376              92,021
             2000                                        15,979             60,079              2,535              78,593

        Income (loss) from equity investments:
             2002                                          $452            $  (895)                 -              $ (443)
             2001                                           434              2,393                  -               2,827
             2000                                            69              2,813                  -               2,882

        Net operating income (3),(4),(5):
             2002                                       $37,732            $13,116             $1,160             $52,008
             2001                                         8,047             31,140                887              40,074
             2000                                         9,361             24,116                876              34,353

        Total assets:
             2002                                      $167,415           $721,919             $4,190            $893,524
             2001                                       124,902            782,984              7,997             915,883

        Total long-lived assets:
             2002                                       $70,089           $663,721             $4,056            $737,866
             2001                                        64,286            721,895              5,990             792,171

(1) Excludes the writeoff of an acquired management contract of $38,000 in 2000.

(2)   Primarily consists of the Company's other business operations.

(3) Management net operating income includes charges for amortization of intangibles of $7,280 in 2002 and amortization of intangibles and goodwill of $11,903 and $5,958 in 2001 and 2000, respectively.

(4) Net operating income excludes gains and losses on sales, provision for income taxes and minority interest.

(5) Real estate net operating income excludes (loss) income from discontinued operations of $(86), $2,147 and $2,782 in 2002, 2001 and 2000,
      respectively.

      The Company acquired its first international real estate investment in 1998. For 2002, geographic information for the real estate operations segment is as follows:

                                                              Domestic    International  Total Real Estate
                                                              --------    -------------  -----------------
      Revenues                                                $ 67,826       $  6,025         $ 73,851
      Operating, interest, depreciation and amortization
         expenses (excluding income taxes)                      55,111          4,729           59,840
      Income from equity investments                              (895)            --             (895)
      Net operating income(2)                                   11,820          1,296           13,116
      Total assets                                             666,281         55,638          721,919
      Total long-lived assets                                  610,923         52,798          663,721

                              W. P. CAREY & CO. LLC

      For 2001, geographic information for the real estate operations segment is as follows:

                                                              Domestic        International      Total Real Estate
                                                              --------        -------------      -----------------
             Revenues                                         $ 75,333            $ 3,761            $ 79,094
             Operating, interest, depreciation and
                amortization expenses (excluding
                income taxes)                                   46,922              3,425              50,347
             Income from equity investments                      2,393                 --               2,393
             Net operating income(2)                            30,804                336              31,140
             Total assets                                      733,406             49,578             782,984
             Total long-lived assets                           675,919             45,976             721,895

      For 2000, geographic information for the real estate operations segment is as follows:

                                                              Domestic        International      Total Real Estate
                                                              --------        -------------      -----------------
             Revenues                                         $ 78,957            $ 2,425            $ 81,382
             Operating, interest, depreciation and
                amortization expenses (excluding
                income taxes)(1)                                57,376              2,703              60,079
             Income from equity investments                      2,813                 --               2,813
             Net operating income (loss)(2)                     24,394               (278)             24,116
             Total assets                                      752,126             32,502             784,628
             Total long-lived assets                           717,545             29,803             747,348

      (1) Excludes the writeoff of an acquired management contract of $38,000 in 2000.

      (2) Net operating income (loss) excludes gains and losses on sales, provision for income taxes, minority interest and the writeoff of an acquired management contract of $38,000 in 2000.

18. Income Taxes:

      The components of the Company's provision for income taxes for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                    2002         2001         2000
                                    ----         ----         ----
      Federal:
          Current                 $ 2,548      $   (82)      $  549
          Deferred                  8,756        4,783          848
                                  -------      -------       ------
                                   11,304        4,701        1,397
                                  -------      -------       ------
      State and local:
          Current                   2,496        1,988        2,176
          Deferred                  4,399        1,787          571
                                  -------      -------       ------
                                    6,895        3,775        2,747
                                  -------      -------       ------
             Total provision      $18,199      $ 8,476       $4,144
                                  =======      =======       ======

      Deferred income taxes as of December 31, 2002 and 2001 consist of the following:

                                                  2002        2001
                                                  ----        ----
      Deferred tax assets:
          Net operating loss carry forward           --      $1,531
          Unearned compensation                 $   834         544
          Corporate fixed assets                      2          98
          Other long-term liabilities               243         115
                                                -------      ------
                                                  1,079       2,288
                                                -------      ------
      Deferred tax liabilities:
          Receivables from affiliates            13,533       4,975
          Investments                             7,309       3,921
                                                -------      ------
                                                 20,842       8,896
                                                -------      ------
             Net deferred tax liability         $19,763      $6,608
                                                =======      ======

                              W. P. CAREY & CO. LLC

      The difference between the tax provision and the tax benefit recorded at the statutory rate at December 31, 2002, 2001 and 2000 is as follows:

                                                               2002          2001         2000
                                                               ----          ----         ----
      Income (loss) from taxable subsidiaries before
          income tax                                         $ 35,296       $3,236      $(38,172)

      Federal provision (benefit) at statutory tax rate
          (34%)                                                12,001        1,100       (12,978)
      State and local taxes, net of federal benefit             3,617        1,137           557
      Writeoff of management contract                              --           --        12,920
      Amortization of intangible assets                         1,886        3,458         1,706
      Other                                                      (517)         794            34
                                                             --------       ------      --------
      Tax provision - taxable subsidiaries                     16,987        6,489         2,239
      Other state and local taxes                               1,212        1,987         1,905
                                                             --------       ------      --------
      Total tax provision                                    $ 18,199       $8,476      $  4,144
                                                             ========       ======      ========

19. Employee Benefit Plans:

      The Company sponsors a qualified profit-sharing plan and trust covering substantially all of its full-time employees who have attained age twenty-one, worked a minimum of 1,000 hours and completed one year of service. The Company is under no obligation to contribute to the plan and the amount of any contribution is determined by and at the discretion of the Board of Directors. The Board of Directors can authorize contributions to a maximum of 15% of an eligible participant's total compensation, limited to $30 annually per participant. For the years ended December 31, 2002 and 2001, amounts expensed by the Company for contributions to the trust were $1,677 and $1,388, respectively. Annual contributions represent an amount equivalent to 15% of each eligible participant's total eligible compensation for that period.

20. Goodwill and Intangible Assets:

      With the acquisition of real estate management operations in 2000, the Company allocated a portion of the purchase price to goodwill and other identifiable intangible assets. In adopting SFAS No. 142, the Company discontinued its amortization of existing goodwill and indefinite-lived assets and performed its annual evaluation of testing for impairment of goodwill. Based on its evaluation, the Company concluded that its goodwill is not impaired.

      Goodwill and other intangible assets as of December 31, 2002 are summarized as follows:

                                                                   Gross Carrying Amount       Accumulated Amortization
                                                                   ---------------------       ------------------------
           Amortized intangible assets:
               Management contracts                                       $ 59,135                    $(18,543)
                                                                          ========                    ========

           Unamortized goodwill and indefinite-lived
               intangible assets:
               Goodwill                                                    49,874
               Trade name                                                   3,975
                                                                          -------
                                                                          $53,849
                                                                          =======

      Included in goodwill is $3,389 which prior to January 1, 2002 was recorded as workforce. Trade name had previously been amortized using a ten-year life; however, upon adoption of SFAS No. 142, trade name was determined to have an indefinite useful life because it is expected to generate cash flows indefinitely.

                              W. P. CAREY & CO. LLC

      A summary of the effect of amortization of goodwill and intangible assets on reported earnings for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                                        2002         2001         2000
                                                        ----         ----         ----
      Goodwill amortization                                --      $ 4,127      $ 1,746
      Trade name amortization                              --          470          255
      Management contracts amortization               $ 7,280        7,306        3,957
      Net income (loss)                                46,588       35,761       (9,278)

                                                        2002         2001         2000
                                                        ----         ----         ----
      Reported net income (loss)                      $46,588      $35,761      $(9,278)
      Add back: Goodwill amortization                      --        4,127        1,746
                Trade name amortization                    --          470          255
                                                      -------      -------      -------
      Adjusted net income (loss)                      $46,588      $40,358      $(7,277)
                                                      =======      =======      =======
      Basic earnings per share:
      Reported net income (loss)                      $  1.31      $  1.04      $  (.31)
      Add back: Goodwill amortization                      --          .11          .05
                Trade name amortization                    --          .01          .01
                                                      -------      -------      -------
      Adjusted basic earnings (loss) per share        $  1.31      $  1.16      $  (.25)
                                                      =======      =======      =======
      Diluted earnings per share:
      Reported net income (loss)                      $  1.28      $  1.02      $  (.31)
      Add back: Goodwill amortization                      --          .11          .05
                Trade name amortization                    --          .01          .01
                                                      -------      -------      -------
      Adjusted diluted earnings (loss) per share      $  1.28      $  1.14      $  (.25)
                                                      =======      =======      =======

      Amortization of intangibles for the next five years is estimated to be $6,686 in 2003 and 2004; $6,596 in 2005, $4,519 in 2006, and $4,444 in
      2007.

21. Development Contract:

      Subsequent to the sale of the property in Los Angeles to the School District in June 2002, a subsidiary of the Company entered into a build-to-suit development management agreement with the School District with respect to the development and construction of a new high school on the property. The subsidiary, in turn, engaged a general contractor to undertake the construction project. Under the build-to-suit agreement, the subsidiary's role is that of a development manager pursuant to provisions of the California Education Code. Liability for completion of the school is the responsibility of the general contractor, who is providing payment and performance bonds for the benefit of the School District and the subsidiary, although the subsidiary may be contingently liable to the School District. The Company's maximum liability for non-performance under the build-to-suit agreement is the amount of build-to-suit management fees paid to the Company, up to $3,500. Upon delivery of the school, the Company is to be released from all contractual liability and in any event the general contractor is liable for all construction warranties. Under the build-to-suit agreement, the subsidiary and the Company expressly have no liability. Under the construction agreement with the general contractor, a subsidiary is acting as a conduit for the payments made by School District and is only obligated to make payments to the general contractor based on payments received, except for a maximum guarantee of up to $2,000 for nonpayment. The guarantee ends upon completion of construction.

      Due to the Company's continuing involvement with the development management agreement of the property, the recognition of gain on sale and the subsequent development management fee income on the build-to-suit project are being recognized using a blended profit margin under the percentage of completion method of accounting. The build-to-suit development agreement

                              W. P. CAREY & CO. LLC
      provides for fees of up to $4,700 and an early completion incentive fee of $2,000 if the project is completed before September 1, 2004. The subsidiary is obligated to share 10% of its early incentive fee with its joint venture partner. The joint venture partner has no participation in the other fees or the profit or loss of the subsidiary. The incentive fee is not included in the percentage of completion calculation. In addition, approximately $2,000 of the gain on sale has been deferred and will be recognized only when the Company is released from its $2,000 guarantee commitment. For the year ended December 31, 2002, the Company recognized $289 of build-to-suit development fee management income.

22. Accounting Pronouncements:

      In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" which requires that all business combinations and asset acquisitions be accounted for under the purchase method, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. Use of the pooling-of-interests method for business combinations is no longer permitted. The adoption of SFAS No. 141 did not have a material effect on the Company's financial statements.

      In June 2001, FASB issued SFAS No. 142 "Goodwill and Other Intangibles," which was adopted by the Company as of January 1, 2002. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets no longer be amortized and must be tested for impairment at least annually. Intangible assets acquired and liabilities assumed in business combinations are only amortized if such assets and liabilities are capable of being separated or divided and sold, transferred, licensed, rented or exchanged or arise from contractual or legal rights (including leases), and are amortized over their useful lives. The effect of SFAS No. 142 is described in Note 20.

      In June 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 was issued to establish standards for the recognition and measurement of an asset retirement obligation. SFAS No. 143 requires retirement obligations associated with tangible long-lived assets to be recognized at fair value as the liability is incurred with a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material effect on its financial statements.

      In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets" which addresses the accounting and reporting for the impairment and disposal of long-lived assets and supercedes SFAS No. 121 while retaining SFAS No. 121's fundamental provisions for the recognition and measurement of impairments. SFAS No. 144 removes goodwill from its scope, provides for a probability-weighted cash flow estimation approach for analyzing situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration and broadens that presentation of discontinued operations to include a component of an entity. The adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on the Company's financial statements; however, the revenues and expenses relating to an asset held for sale or sold have been presented as a discontinued operation for all periods presented. The provisions of SFAS No. 144 are effective for disposal activities initiated by the Company's commitment to a plan of disposition after the date it is initially applied (January 1, 2002). The effect of SFAS No. 144 on the Company's financial statements is described in Note 15.

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

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated

                              W. P. CAREY & CO. LLC
      with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect SFAS No. 146 to have a material effect on the Company's financial statements.

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

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation (i.e., recognition of a charge for issuance of stock options in the determination of income.). However, SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation, description of transition method utilized and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 are to be applied for fiscal years ending after December 15, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. The Company is evaluating whether it will change to the fair value based method.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") which changes the accounting for, and disclosure of certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are required to be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or indemnification agreements that contingently require the Company to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or an equity security of the guaranteed party. The accounting provisions only apply for certain new transactions entered into and existing guarantee contracts modified after December 31, 2002. The adoption of the accounting provisions of FIN 45 is not expected to have a material effect on the Company's financial statements. The Company has complied with the disclosure provisions.

      On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE to make additional disclosures. The transitional disclosures requirements will take effect immediately and are required for all financial statements initially issued after January 31, 2003. The Company is assessing the impact of this interpretation on its accounting for its investments in unconsolidated joint ventures. The Company is evaluating upon adoption in the third quarter of 2003 if it will consolidate certain equity investments and other entities. The Company's maximum loss exposure is the carrying value of its equity investments. The Company does not expect the adoptions of the provisions of FIN 46 to have a material effect on the Company's financial statements.

                              W. P. CAREY & CO. LLC

23. Subsequent Events:

      On February 6, 2003, the Company sold a property located in Winona, Minnesota to the lessee, Peerless Chain Company ("Peerless") for $10,800, which consisted of cash of $6,300 and two notes receivable from the buyer with a fair value of $2,250, with $500 maturing in 2006 and $4,000 maturing in 2008. The Company also received a note receivable of approximately $1,700 for unpaid rents. The note is payable in equal monthly installments over 5 years.

      In March 2003, the Company sold its property in Schiller Park, Illinois leased to Wozniak Industries, Inc. ("Wozniak") for $2,390. Wozniak had previously notified the Company that it would not renew its lease which was scheduled to expire in December 2003. In connection with selling the property prior to the end of the lease term, the Company received a lease termination fee from Wozniak of $290.

MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Listed Shares are listed on the New York Stock Exchange. Trading commenced on January 21, 1998.

As of December 31, 2002 there were 21,801 shareholders of record.

         Dividend Policy

         Quarterly cash dividends are usually declared in December, March, June and September and paid in January, April, July and October. Quarterly cash dividends declared per share in 2002, 2001 and 2000 are as follows:

         Quarter                  2002         2001          2000
         -------                  ----         ----          ----
            1                   $ .4280      $ .4225      $ .4225
            2                     .4290        .4250        .4225
            3                     .4300        .4260        .4225
            4                     .4310        .4270        .4225
                                -------      -------      -------
         Total:                 $1.7180      $1.7005      $1.6900
                                =======      =======      =======

         Listed Shares

         The high, low and closing prices on the New York Stock Exchange for a Listed Share for each fiscal quarter of 2002, 2001, and 2000 were as follows (in dollars):

         2000                      High             Low             Close
         ----                      ----             ---             -----
         First Quarter            $16.03          $14.39           $15.45
         Second Quarter            17.02           15.51            15.60
         Third Quarter             17.15           15.90            17.15
         Fourth Quarter            18.10           16.11            18.10

         2001                      High             Low             Close
         ----                      ----             ---             -----
         First Quarter            $20.60          $18.26           $19.35
         Second Quarter            21.80           18.50            18.50
         Third Quarter             22.05           19.25            21.35
         Fourth Quarter            23.80           20.00            23.20

         2002                      High             Low             Close
         ----                      ----             ---             -----
         First Quarter            $24.40          $22.78           $23.24
         Second Quarter            24.15           22.30            22.50
         Third Quarter             25.90           21.28            24.80
         Fourth Quarter            25.40           22.95            24.75

REPORT ON FORM 10-K

The Advisor will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K ("10-K") for the year ended December 31, 2002 as filed with the Securities and Exchange Commission ("SEC"). The 10-K may also be obtained through the SEC's EDGAR database at www.sec.gov.