Form 10-Q
period 2003-03-31
CAREY W P & CO LLC
filed 2003-05-14
CIK 1025378

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                        COMMISSION FILE NUMBER: 001-13779

                                   ----------

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

                                   ----------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No | |.

      As of May 9, 2003, there are 36,462,010 Listed Shares of Registrant outstanding.

                              W. P. CAREY & CO. LLC

                                      INDEX

                                                                               Page No.
                                                                               --------
PART I

Item 1. - Financial Information*

               Condensed Consolidated Balance Sheets as of March 31, 2003
               and December 31, 2002                                                2

               Condensed Consolidated Statements of Income for the
               three months ended March 31, 2003 and 2002                         3-4

               Condensed Consolidated Statements of Comprehensive Income
               for the three ended March 31, 2003 and 2002                          5

               Condensed Consolidated Statements of Cash Flows for the
               three months ended March 31, 2003 and 2002                         6-7

               Notes to Condensed Consolidated Financial Statements              8-16

Item 2. - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                              17-25

Item 3. - Quantitative and Qualitative Disclosures About Market Risk               26

Item 4. - Controls and Procedures                                                  26

PART II - Other Information

Item 4. - Submission of Matters to a Vote of Security Holders                      27

Item 6. - Exhibits and Reports on Form 8-K                                         27

Signatures                                                                         28

Certifications                                                                  29-30

*The summarized condensed financial statements contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

                              W. P. CAREY & CO. LLC

                                     PART I
                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                            March 31, 2003     December 31, 2002
                                                                            --------------     -----------------
                                                                             (Unaudited)            (Note)
                                                                             -----------            ------
         ASSETS:

Real estate leased to others:
   Real estate leased to others under the operating method, net of accumulated depreciation of  $44,447 and $41,716 at March
      31, 2003 and December 31, 2002                                          $ 431,894           $ 432,556
   Net investment in direct financing leases                                    189,036             189,339
                                                                              ---------           ---------
      Real estate leased to others                                              620,930             621,895
Operating real estate, net of accumulated depreciation of $1,750 and
    $1,665 at March 31, 2003 and December 31, 2002                                3,990               4,056
Real estate under construction and redevelopment                                  3,583               3,581
Equity investments                                                               67,951              67,742
Assets held for sale                                                             11,470              22,158
Cash and cash equivalents                                                        16,570              21,304
Due from affiliates                                                              44,557              40,241
Goodwill                                                                         49,874              49,874
Intangible assets, net of accumulated amortization of $20,215 and
    $18,543 at March 31, 2003 and December 31, 2002                              42,895              44,567
Other assets                                                                     17,754              18,106
                                                                              ---------           ---------
           Total assets                                                       $ 879,574           $ 893,524
                                                                              =========           =========

         LIABILITIES, MINORITY INTEREST AND
            MEMBERS' EQUITY:

Liabilities:
Mortgage notes payable                                                        $ 185,198           $ 186,049
Notes payable                                                                    36,000              49,000
Dividends payable                                                                15,738              15,486
Accounts payable and accrued expenses                                             8,700              17,931
Due to affiliates                                                                 2,592              12,874
Accrued taxes                                                                     7,546               5,285
Deferred taxes, net                                                              22,414              19,763
Other liabilities                                                                14,460              14,764
                                                                              ---------           ---------
           Total liabilities                                                    292,648             321,152
                                                                              ---------           ---------

Minority interest                                                                 1,631               1,484
                                                                              ---------           ---------

Commitments and contingencies

Members' equity:
Listed shares, no par value; 36,431,342 and 35,944,110 shares issued
    and outstanding at March 31, 2003 and December 31, 2002                     702,937             690,594
Dividends in excess of accumulated earnings                                    (110,438)           (111,970)
Unearned compensation                                                            (4,969)             (5,671)
Accumulated other comprehensive loss                                             (2,235)             (2,065)
                                                                              ---------           ---------
           Total members' equity                                                585,295             570,888
                                                                              ---------           ---------
           Total liabilities, minority interest and members' equity           $ 879,574           $ 893,524
                                                                              =========           =========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date.

                              W. P. CAREY & CO. LLC

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               (in thousands, except per share and share amounts)

                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                          2003              2002
                                                                        --------           -------
Revenues:
  Management income from affiliates                                     $ 25,793           $13,485
  Rental income                                                           11,934            11,938
  Interest income from direct financing leases                             5,272             5,988
  Other income                                                             2,732               316
  Other interest income                                                      560               535
  Revenue from other business operations                                     870               688
                                                                        --------           -------
                                                                          47,161            32,950
                                                                        --------           -------

Expenses:
  Interest                                                                 3,923             4,284
  Depreciation                                                             2,821             2,575
  Amortization                                                             2,155             2,310
  General and administrative                                              12,061             7,343
  Property expenses                                                        2,668             1,801
  Impairment loss on investments                                             272                --
  Operating expenses from other business operations                          563               512
                                                                        --------           -------
                                                                          24,463            18,825
                                                                        --------           -------

   Income from continuing operations before minority interest,
     equity investments, gain on sale and income taxes                    22,698            14,125

Minority interest in (income) loss                                           (33)               15
Income from equity investments                                               918               187
                                                                        --------           -------

   Income from continuing operations before gain on sale and
     income taxes                                                         23,583            14,327

Gain on sale of securities                                                    --                94
                                                                        --------           -------

   Income from continuing operations before income taxes and
     gain on sale of real estate                                          23,583            14,421

Provision for income taxes                                                 7,024             2,890
                                                                        --------           -------

   Income from continuing operations before gain on sale of
     real estate                                                          16,559            11,531
                                                                        --------           -------

Discontinued operations:
   Income from operations of discontinued properties                         550             1,049
   Gain on sale of real estate                                               164                --
                                                                        --------           -------

   Income from discontinued operations                                       714             1,049
                                                                        --------           -------

Gain on sale of real estate                                                   --             1,149
                                                                        --------           -------

   Net income                                                           $ 17,273           $13,729
                                                                        ========           =======

                                  --Continued--

                              W. P. CAREY & CO. LLC

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               (in thousands, except per share and share amounts)
                                   (continued)

                                                     Three Months Ended
                                                          March 31,
                                                          ---------
                                                 2003                  2002
                                              -----------          -----------
Basic earnings per share:
   Income from continuing operations          $       .46          $       .36
   Discontinued operations                            .02                  .03
                                              -----------          -----------
      Net income                              $       .48          $       .39
                                              ===========          ===========

Diluted earnings per share:
   Income from continuing operations          $       .44          $       .35
   Discontinued operations                            .02                  .03
                                              -----------          -----------
      Net income                              $       .46          $       .38
                                              ===========          ===========

Weighted average shares outstanding:
       Basic                                   36,389,289           35,289,369
                                              ===========          ===========
       Diluted                                 37,211,485           35,939,985
                                              ===========          ===========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                              W. P. CAREY & CO. LLC

                      CONDENSED CONSOLIDATED STATEMENTS OF
                        COMPREHENSIVE INCOME (UNAUDITED)
                                 (in thousands)

                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                              2003               2002
                                                            --------           --------
Net income:                                                 $ 17,273           $ 13,729
                                                            --------           --------

Other comprehensive loss:
Change in unrealized loss of marketable securities              (663)                (3)
Foreign currency translation gain (loss)                         493               (167)
                                                            --------           --------
      Other comprehensive loss                                  (170)              (170)
                                                            --------           --------

      Comprehensive income                                  $ 17,103           $ 13,559
                                                            ========           ========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                              W. P. CAREY & CO. LLC

           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                      Three Months Ended March 31,
                                                                                      ----------------------------
                                                                                        2003               2002
                                                                                      --------           --------
Cash flows from operating activities:
   Net income                                                                         $ 17,273           $ 13,729
   Adjustments to reconcile net income to net cash
       provided by continuing operating activities:
       Income from discontinued operations, including gain on sale                        (714)            (1,049)
       Depreciation and amortization                                                     5,190              5,092
       Gain on sale of real estate and securities, net                                      --             (1,243)
       Minority interest in income (loss)                                                   33                (15)
       Straight-line rent adjustments and amortization of deferred income                  (91)              (158)
       Equity income in excess of distributions                                            (12)               (50)
       Management income received in shares of affiliates                               (4,334)            (2,623)
       Costs paid by issuance of shares                                                     52                 59
       Amortization of unearned compensation                                               712                753
       Provision for uncollected rents                                                     488                662
       Impairment loss on securities                                                       272                 --
       Deferred income taxes payable                                                     2,651              2,109
       Tax benefit - share incentive plans                                               1,636                 --
       Increase in structuring fees receivable                                          (5,449)            (1,425)
       Deferred acquisition fees received                                                1,495                916
       Net change in other operating assets and liabilities                             (4,364)               818
                                                                                      --------           --------
       Net cash provided by continuing operations                                       14,838             17,575
       Net cash provided by discontinued operations                                        550              1,205
                                                                                      --------           --------
           Net cash provided by operating activities                                    15,388             18,780
                                                                                      --------           --------

Cash flows from investing activities
   Distributions received from equity investments in excess of equity income               784                896
   Proceeds from sale of property and investments                                        8,602              9,026
   Release of funds from escrow in connection with the sale of a property                   --              9,366
   Purchases of real estate                                                                 --               (413)
   Additional capital expenditures                                                        (463)            (1,156)
   Payment of deferred acquisition fees                                                   (524)              (524)
                                                                                      --------           --------
           Net cash provided by investing activities                                     8,399             17,195
                                                                                      --------           --------

Cash flows from financing activities:
   Dividends paid                                                                      (15,489)           (14,830)
   Payment of accrued preferred distributions                                               --             (1,423)
   Proceeds from issuance of shares, net                                                 1,780              2,223
   Payments of mortgage principal                                                       (1,965)            (1,920)
   Prepayments of mortgage principal and note payable                                  (34,000)           (27,986)
   Proceeds from mortgages payable and note payable                                     21,000             12,000
                                                                                      --------           --------
           Net cash used in financing activities                                       (28,674)           (31,936)
                                                                                      --------           --------

Effect of exchange rate changes on cash                                                    153                  4
                                                                                      --------           --------

           Net (decrease) increase in cash and cash equivalents                         (4,734)             4,043
Cash and cash equivalents, beginning of period                                          21,304              8,870
                                                                                      --------           --------

           Cash and cash equivalents, end of period                                   $ 16,570           $ 12,913
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

                              W. P. CAREY & CO. LLC

                      (in thousands, except share amounts)

Noncash operating, investing and financing activities:

      A. In connection with the acquisition of Carey Management LLC in June 2000, the Company has an obligation to issue up to an additional 2,000,000 shares over four years if specified performance criteria are achieved. As of March 31, 2003, 1,400,000 shares have been issued. For the year ended December 31, 2002, one of the criteria was achieved, and 400,000 shares were issued during the three-month period ended March 31, 2003. For the year ended December 31, 2001, all of the criteria were achieved, and 500,000 shares were issued during the three-month period ended March 31, 2002. The cost attributable to such shares of $8,910 and $10,440, for 2002 and 2001, respectively, was included in due to affiliates and goodwill in the year achieved. During the periods ended March 31, 2003 and 2002, the amounts that were initially recorded in due to affiliates were recorded to members' equity upon issuance of the shares.

      B. As partial consideration for the sale of a property in 2003, the Company received notes receivable with a fair value of $2,250.

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                              W. P. CAREY & CO. LLC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           (dollars in thousands, except share and per share amounts)

Note 1: Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of W. P. Carey & Co. LLC (the "Company") and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All significant inter-entity balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Certain prior period amounts have been reclassified to conform to current period financial statement presentation.

Note 2. Earnings Per Share:

Basic and diluted earnings per common share for the Company for the three-month periods ended March 31, 2003 and 2002 were calculated as follows:

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                           2003                 2002
                                                                       -----------          -----------
   Income from continuing operations before gain on sale
     of real estate                                                    $    16,559          $    11,531
   Gain on sale of real estate                                                  --                1,149
                                                                       -----------          -----------
   Income from continuing operations                                        16,559               12,680
   Discontinued operations                                                     714                1,049
                                                                       -----------          -----------
   Net income                                                          $    17,273          $    13,729
                                                                       ===========          ===========
   Weighted average shares - basic                                      36,389,289           35,289,369
   Effect of dilutive securities:  Stock options and warrants              822,196              650,616
                                                                       -----------          -----------
   Weighted average shares - diluted                                    37,211,485           35,939,985
                                                                       ===========          ===========

   Basic earnings per share:
       Income from continuing operations                               $       .46          $       .36
       Discontinued operations                                                 .02                  .03
                                                                       -----------          -----------
            Net income                                                 $       .48          $       .39
                                                                       ===========          ===========

   Diluted earnings per share:
       Income from continuing operations                               $       .44          $       .35
       Discontinued operations                                                 .02                  .03
                                                                       -----------          -----------
            Net income                                                 $       .46          $       .38
                                                                       ===========          ===========

Note 3. Transactions with Related Parties:

The Company earns fees as the Advisor to four real estate investment trusts, Carey Institutional Properties Incorporated ("CIP(R)"), Corporate Property Associates 12 Incorporated ("CPA(R):12"), Corporate Property Associates 14 Incorporated ("CPA(R):14") and Corporate Property Associates 15 Incorporated ("CPA(R):15") (collectively, the "CPA(R) REITs"). Through April 30, 2002, the Company also earned fees as Advisor to Corporate Property Associates 10 Incorporated ("CPA(R):10"). Effective May 1, 2002, CPA(R):10 was merged into CIP(R).

                              W. P. CAREY & CO. LLC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
           (dollars in thousands, except share and per share amounts)

Under the advisory agreements with the CPA(R) REITs, the Company performs various services, including but not limited to the day-to-day management of the CPA(R) REITs and transaction-related services in connection with structuring and negotiating real estate acquisitions and mortgage financing. In addition, the Company's broker-dealer subsidiary earns fees in connection with the "best efforts" public offering of CPA(R): 15. The Company earns its asset management fee at a per annum rate of 1/2 of 1% of Average Invested Assets, as defined in the Advisory Agreements, for each CPA(R) REIT and, based upon specific performance criteria earns a performance fee of 1/2 of 1% of Average Invested Assets. Fees for transaction-related services are only earned for completed transactions. The Company is reimbursed for the cost of personnel provided for the administration of the CPA(R) REITs. For the three-month periods ended March 31, 2003 and 2002, the Company earned asset-based fees and reimbursements of $12,330 and $7,734, respectively, and transaction fees of $13,463 and $5,751, respectively.

As of March 31, 2003, the Company owns a 10% interest in W.P. Carey International LLC ("WPCI"), which structures net lease transactions outside of the United States, the United Kingdom and France. The remaining 90% interest in WPCI is owned by William Polk Carey ("Carey"), Chairman of the Company. On March 19, 2003, the Company's Board of Directors approved a series of transactions which will result in Carey giving up his interest in WPCI, and WPCI becoming a majority-owned subsidiary of the Company. As part of this transaction, WPCI will distribute to Carey his capital contributions to WPCI of 492,881 shares of the Company as well as cash contributions of $1,472. Under the agreement, the Company's right to fees derived from the acquisition, management and disposition of properties outside of the United States will be transferred to WPCI. In consideration, WPCI will absorb certain costs, including certain personnel costs, that had been paid by the Company. The Company will receive 10,000,000 shares of WPCI, and under employment agreements with WPCI, two officers of WPCI are being granted restricted minority ownership interests of 1,500,000 shares or share equivalents in WPCI which will vest ratably over five years. The officers are also being granted 1,500,000 options for WPCI common stock at a per share exercise price of $1 which will vest ratably over five years. The options will be exercisable for a period of ten years following the date of their first vesting. The transfer of interests in WPCI is expected to be completed during the second quarter of 2003.

                              W. P. CAREY & CO. LLC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
           (dollars in thousands, except share and per share amounts)

Note 4. Lease Revenues:

The Company's real estate operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues for the three-month periods ended March 31, 2003 and 2002 are as follows:

                                                                         2003          2002
                                                                       --------      --------
   Per Statements of Income:
        Rental income                                                  $ 11,934      $ 11,938
        Interest income from direct financing leases                      5,272         5,988
   Adjustment:
        Share of leasing revenues applicable to minority interests         (303)         (181)
        Share of leasing revenues from equity investments                 2,045         1,715
                                                                       --------      --------
                                                                       $ 18,948      $ 19,460
                                                                       ========      ========

      For the three months ended March 31, 2003 and 2002, the Company earned its net leasing revenues (i.e., rental income and interest income from direct financing leases) from more than 90 lessees. A summary of net leasing revenues is as follows:

                                                                       2003        %         2002        %
                                                                     -------      ---      -------      ---
   Dr Pepper Bottling Company of Texas                               $ 1,067        6%     $ 1,097        6%
   Detroit Diesel Corporation                                          1,039        5        1,039        5
   Gibson Greetings, Inc., a wholly-owned subsidiary of American
       Greetings, Inc.                                                   899        5        1,033        5
   Bouygues Telecom, S.A. (b)                                            753        4          677        3
   Federal Express Corporation (a)                                       723        4          714        4
   Orbital Sciences Corporation                                          664        4          664        3
   Quebecor Printing, Inc.                                               643        3          640        3
   America West Holdings Corp.                                           635        3          635        3
   AutoZone, Inc.                                                        558        3          554        3
   Checkfree Holdings Corporation Inc. (a)                               532        3          527        3
   Sybron International Corporation                                      522        3          541        3
   Livho, Inc.                                                           450        2          642        3
   Lockheed Martin Corporation                                           445        2          486        3
   BE Aerospace, Inc.                                                    435        2           --       --
   Unisource Worldwide, Inc.                                             428        2          433        2
   CSS Industries, Inc.                                                  413        2          415        2
   Faurecia Exhaust Systems, Inc.                                        412        2          425        2
   Information Resources, Inc. (a)                                       411        2          411        2
   Sybron Dental Specialties Inc.                                        403        2          403        2
   The Gap, Inc. (lease expired in 2003)                                 368        2          551        3
   Sprint Spectrum, L.P.                                                 356        2          356        2
   Eagle Hardware & Garden, Inc., a wholly-owned subsidiary of
       Lowe's Companies Inc.                                             328        2          317        2
   AT&T Corporation                                                      315        2          315        2
   United States Postal Service                                          308        2          308        2
   BellSouth Telecommunications, Inc.                                    306        2          306        2
   Brodart, Co.                                                          288        2          380        2
   Hologic, Inc. (a)                                                     284        2           --       --
   Cendant Operations, Inc.                                              268        2          268        1
   Anthony's Manufacturing Company, Inc.                                 255        1          255        1
   Other (b)                                                           4,440       22        5,068       26
                                                                     -------      ---      -------      ---
                                                                     $18,948      100%     $19,460      100%
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

                              W. P. CAREY & CO. LLC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
           (dollars in thousands, except share and per share amounts)

For the three-month period ended March 31, 2003, lessees were responsible for approximately $1,790 of real estate taxes on behalf of the Company.

Note 5. Equity Investments:

The Company owns interests in the CPA(R) REITs. The Company's interests in the CPA(R) REITs are accounted for under the equity method due to the Company's ability to exercise significant influence as the Advisor to the CPA(R) REITs. The Company also exercises significant influence over WPCI in which its owns a 10% interest (also see Note 3). The CPA(R) REITs are publicly registered and file financial statements with the United States Securities and Exchange Commission. In connection with earning performance fees the Company has elected to receive restricted shares of common stock in the CPA(R) REITs rather than cash in consideration for such fees. As of March 31, 2003, the Company's ownership in the CPA(R) REITs is as follows:

                                   Shares       % of outstanding Shares
                                   ------       -----------------------
               CIP(R)               743,937              2.57%
               CPA(R):12            771,043              2.49%
               CPA(R):14          1,338,387              2.00%
               CPA(R):15            178,526              0.31%

The Company also owns equity interests in (i) three limited partnerships as a limited partner, (ii) two limited liability companies and (iii) a jointly-controlled 36% tenancy-in-common interest in two properties subject to a master lease with the remaining interests owned by affiliates and all of which net lease real estate on a single-tenant basis.

Combined financial information of the affiliated equity investees is summarized as follows:

                                                             March 31, 2003      December 31, 2002
                                                             --------------      -----------------
      Assets (primarily real estate)                           $3,435,056           $3,225,167
      Liabilities (primarily mortgage notes payable)            1,712,291            1,680,372
      Partners' capital and shareholders' equity                1,722,765            1,544,795

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                         2003             2002
                                                       --------         --------
      Revenue (primarily rental revenue)               $ 79,468         $ 50,951
      Expenses (primarily interest on mortgages
         and depreciation)                              (58,708)         (38,362)
      Minority interest in income                        (2,371)          (1,120)
      Income from equity investments                     10,746            5,865
      Gain (loss) on sales                                1,176               23
                                                       --------         --------
          Income from continuing operations              30,311           17,357
      Income from discontinued operations                   156               27
                                                       --------         --------
      Net income                                       $ 30,467         $ 17,384
                                                       ========         ========

During 2003, the Company converted its 780,269 units of the operating partnership of MeriStar Hospitality Corporation ("MeriStar"), a publicly-traded real estate investment trust which primarily owns hotels, to 780,269 shares of common stock. As a result of the conversion, the Company is accounting for its investment in common stock of MeriStar as an available-for-sale marketable security. As a result, the Company no longer recognizes its share pro rata of MeriStar's net income and is recognizing income from dividends earned from the MeriStar investment. The Company accounted for its investment in MeriStar operating partnership units under the equity method of accounting.

                              W. P. CAREY & CO. LLC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
           (dollars in thousands, except share and per share amounts)

Note 6. Segment Reporting:

The Company operates in two business segments - management of affiliates and real estate operations. The two segments are summarized as follows:

      Three Months ended March 31,                Management     Real Estate      Other(1)     Total Company
      ----------------------------                ----------     -----------      --------     -------------
        Revenues:
            2003                                   $ 25,793        $ 20,498        $  870        $ 47,161
            2002                                     13,485          18,777           688          32,950

      Operating, interest, depreciation and
      amortization expenses (excluding
      provision for income taxes):
            2003                                   $ 13,163        $ 10,737        $  563        $ 24,463
            2002                                      8,731           9,582           512          18,825

        Income from equity investments:
            2003                                   $     94        $    824            --        $    918
            2002                                         23             164            --             187

        Net operating income(2)(3)(4):
            2003                                   $ 12,724        $ 10,585        $  307        $ 23,616
            2002                                      4,777           9,359           176          14,312

        Long-lived assets:
             March 31, 2003                        $ 72,362        $659,022        $3,990        $735,374
             December 31, 2002                       70,089         663,721         4,056         737,866

        Total assets:
             March 31, 2003                        $181,895        $693,591        $4,088        $879,574
             December 31, 2002                      167,415         721,919         4,190         893,524

      (1)   Primarily consists of the Company's other business operations.

      (2) Management net operating income includes charges for amortization of intangibles of $1,671 and $1,826 for the three-month periods ended March 31, 2003 and 2002, respectively.

      (3) Net operating income excludes gains and losses on sales, provision for income taxes and minority interest.

      (4) Real estate net operating income excludes income from discontinued operations of $714 and $1,049 for the three-month periods ended March 31, 2003 and 2002, respectively.

Certain prior year amounts have been reclassified to discontinued operations.

Note 7. Discontinued Operations:

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations for properties sold or held for sale and the related gain or loss on sale of the property are reflected in the consolidated statements of operations as "Discontinued Operations," except for any properties where the commitment to a plan of disposition was initiated prior to January 1, 2002.

The operations of seven properties which were sold in 2003 or are classified as held for sale as of March 31, 2003 and the operations of 18 properties which were sold during 2002 or classified as held for sale as of December 31, 2002 are included as "Discontinued Operations" for all periods presented in the condensed consolidated financial statements. A summary of discontinued operations is as follows:

                              W. P. CAREY & CO. LLC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
           (dollars in thousands, except share and per share amounts)

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                 2003          2002
                                                                ------        ------
      REVENUES:
         Rental income                                          $  123        $  895
         Interest income from direct financing leases              192         1,059
         Revenues of other business operations                      --           603
         Other income                                              401            --
                                                                ------        ------
                                                                   716         2,557
                                                                ------        ------
      EXPENSES:
         Interest expense                                           --           371
         Depreciation                                               --           156
         Property expenses                                         166           288
         General and administrative                                 --            36
         Operating expenses of other business operations            --           657
                                                                ------        ------
                                                                   166         1,508
                                                                ------        ------
             Income before gain on sales                           550         1,049
         Gain on sales of real estate                              164            --
                                                                ------        ------
             Income from discontinued operations                $  714        $1,049
                                                                ======        ======

Depreciation expense is not recorded on properties held for sale. The effect of suspending depreciation was $74 and $35 for the three-month periods ended March 31, 2003 and 2002, respectively.

On May 7, 2003, the Company sold a property in Apache Junction, Arizona for
$425.

Note 8. Gain on Sale of Real Estate:

2003

On February 6, 2003, the Company sold its property in Winona, Minnesota to the lessee, Peerless Chain Company ("Peerless") for $8,550, consisting of cash of $6,300 and notes receivable with a fair value of $2,250, which mature between 2006 and 2008. The Company also received a note receivable from Peerless of approximately $1,700 for unpaid rents which was previously included in the allowance for uncollected rents. The Company recognized a gain on sale of approximately $46. The Company recognized an impairment charge of $4,000 on the Peerless property in 2002.

On March 17, 2003, the Company sold its Schiller Park, Illinois property leased to Wozniak Industries, Inc. ("Wozniak") for $2,390 and recognized a gain on sale of approximately $118. The gain from the sales of the Peerless and Wozniak properties are included in "Discontinued Operations" for the three-months ended March 31, 2003 and 2002 (see Note 7).

2002

During the three-month period ended March 31, 2002, the Company sold properties in Urbana, Illinois; Maumelle, Arkansas; and Burnsville, Minnesota for $8,932 and recognized a net gain of $1,149.

Note 9. Stock Options and Restricted Stock:

The Company has elected to adopt the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." If stock-based compensation cost had been recognized based upon fair value at the date of grant for options and restricted stock awarded under the Company's share incentive plans and amortized to expense over their

                              W. P. CAREY & CO. LLC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
           (dollars in thousands, except share and per share amounts)

respective vesting periods in accordance with the provisions of SFAS No. 123, pro forma net income would have been as follows:

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                            2003             2002
                                                                          --------         --------
      Net income as reported                                              $ 17,273         $ 13,729
      Add: Stock based compensation included in net
         income as reported, net of related tax effects                        397              331
      Less: Stock based compensation determined under fair value
         based methods for all awards, net of related tax effects             (778)            (602)
                                                                          --------         --------
      Pro forma net income                                                $ 16,892         $ 13,458
                                                                          ========         ========
      Net income per common share as reported
      Basic                                                               $    .48         $    .39
      Diluted                                                             $    .46         $    .38
      Pro forma net income per common share
      Basic                                                               $    .46         $    .38
      Diluted                                                             $    .45         $    .37

For the three-months period ended March 31, 2003 and 2002, the changes in unearned compensation were as follows:

                                                                            2003             2002
                                                                          --------         --------
      Beginning of period                                                 $  5,671         $  4,454
      Issuance of shares                                                        46              271
      Forfeitures                                                              (36)              (6)
      Compensation expense (amortization of unearned compensation)            (712)            (753)
                                                                          --------         --------
      End of period                                                       $  4,969         $  3,966
                                                                          ========         ========

For the three-months periods ended March 31, 2003 and 2002, restricted shares of $40 and $36, respectively, were issued to directors in consideration of services rendered.

Note 10. Accounting Pronouncements:

In June 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 was issued to establish standards for the recognition and measurement of an asset retirement obligation. SFAS No. 143 requires retirement obligations associated with tangible long-lived assets to be recognized at fair value as the liability is incurred with a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 was adopted on January 1, 2003, and did not have a material effect on the financial statements.

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. The Company adopted this Statement effective January 1, 2003, and the adoption did not have a material effect on the Company's financial statements. The Company will no longer classify gains and losses for the extinguishment of debt as extraordinary items and will adjust comparative periods presented.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with

                              W. P. CAREY & CO. LLC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
           (dollars in thousands, except share and per share amounts)

early application encouraged. SFAS No. 146 was adopted on January 1, 2003, and did not have a material effect on the Company's financial statements.

In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions" which amends SFAS No. 72, SFAS No. 144 and FASB Interpretation No.
9. SFAS No. 147 provides guidance on the accounting for the acquisitions of certain financial institutions and includes long-term customer relationships as intangible assets within the scope of SFAS No. 144. SFAS No. 147 was adopted on January 1, 2003, and did not have a material effect on the financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") which changes the accounting for, and disclosure of certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are required to be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or indemnification agreements that contingently require the Company to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or an equity security of the guaranteed party. The adoption of the accounting provisions of FIN 45 on January 1, 2003 did not have a material effect on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation (i.e., recognition of a charge for issuance of stock options in the determination of income.). However, SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation, description of transition method utilized and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 have been adopted. The Company is evaluating whether it will change to the fair value based method.

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

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company is evaluating upon adoption in the third quarter of 2003 if it will consolidate certain equity investments and other entities. The Company's maximum loss exposure is the carrying value of its equity investments. The Company does not expect the adoptions of the provisions of FIN 46 to have a material effect on the Company's financial statements.

                              W. P. CAREY & CO. LLC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
           (dollars in thousands, except share and per share amounts)

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging under SFAS No. 133. The changes in the statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, the statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative instrument discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (4) amends certain other existing pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively.

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           (dollars in thousands, except share and per share amounts)

The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto as of March 31, 2003 of W.
P. Carey & Co. LLC and its subsidiaries ("WPC") included in this quarterly report and WPC's Annual Report on Form 10-K for the year ended December 31, 2002. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of WPC to be materially different from the results of operations or plans expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by WPC that the results or conditions described in such statements or the objectives and plans of WPC will be achieved. Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2002 provides a description of WPC's business objectives, strategies and risk factors which could affect future operating results.

CRITICAL ACCOUNTING POLICIES

Certain accounting policies are critical to the understanding of WPC's financial condition and results of operations. Management believes that an understanding of financial condition and results of operations requires an understanding of WPC's accounting policies.

The preparation of financial statements requires that management make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. For instance, WPC assesses as its ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because fewer than 30 lessees represent more than 75% of annual rents, WPC believes that it is necessary to evaluate specific situations rather than solely use statistical methods. WPC generally recognizes a provision for uncollected rents and other tenant receivables which typically ranges between 0.5% and 2% of lease revenues (rental income and interest income from direct financings leases) and measures its allowance against actual rent arrearages and adjusts the percentage applied. Based on actual experience for the three-month period ended March 31, 2003, WPC recorded a provision equal to approximately 2.8% of lease revenues.

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

Real estate accounted for under the operating method is stated at cost less accumulated depreciation. Costs directly related to the development of rental properties are capitalized. Capitalized development and construction costs include costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           (dollars in thousands, except share and per share amounts)

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

Asset-based management fees are earned when services are performed. A portion of the fees are subject to subordination provisions pursuant to the Advisory Agreements and are based on whether each CPA(R) REIT has met specific performance criteria. In connection with determining whether management and performance fees are recorded as revenue, Management performs analyses on a quarterly basis to measure whether subordination provisions have been met. Revenue is only recognized for performance based fees when the specific performance criteria are achieved.

WPC accounted for its acquisition of the business operations of its former manager, Carey Management, LLC, in 2000 as a purchase. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. WPC evaluates goodwill for possible impairment at least annually (as of December 31st of each year) using a two-step process. To identify any impairment, WPC first compares the estimated fair value of the reporting unit (management services segment) with its carrying amount, including goodwill. WPC calculates the estimated fair value of the management services segment by applying a multiple, based on comparable companies, to earnings. If the fair value of the management services segment exceeds its carrying amount, goodwill is considered not impaired and no further analysis is required. If the carrying amount of the management services unit exceeds its estimated fair value, then the second step is performed to measure the amount of the impairment charge.

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

Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in property expense. Unamortized leasing costs are also charged to property expense upon early termination of the lease. Costs incurred in connection with obtaining mortgages and debt financing are capitalized and amortized over the term of the related debt and included in interest expense. Unamortized financing costs are written off and are included in charges for early extinguishment of debt if a loan is retired.

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

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           (dollars in thousands, except share and per share amounts)

recognized currently. WPC recognizes rental income from sales overrides when reported by lessees, that is, after the level of sales requiring a rental payment is reached.

WPC accounts for its investments in unconsolidated joint ventures under the equity method of accounting as it may exercise significant influence, but does not control these entities. These investments are recorded initially at cost, as Equity Investments and each investment subsequently adjusted for its proportionate share of earnings and cash contributions and distributions. On a periodic basis, Management assesses whether there are any indicators that the value of equity investments may be impaired and whether or not that impairment is other than temporary. An investment's value is impaired only if Management's estimate of the net realizable value of the investment is less than the carrying value of the investment. To the extent impairment has occurred, the charge shall be measured as the excess of the carrying amount of the investment over the fair value of the investment.

WPC accounts for stock-based compensation using the intrinsic value method. Under the intrinsic method, compensation cost is measured as (i) the quoted market price of WPC's shares at the date of grant for restricted shares, and
(ii) the excess of, if any, the quoted market price at date of grant over the exercise price of the options granted.

Significant management judgment is required in developing WPC's provision for income taxes, including (i) the determination of partnership-level state and local taxes, and (ii) for its taxable subsidiaries, estimating deferred tax assets and liabilities and any valuation allowance that might be required against the deferred tax assets. The valuation allowance is required if it is more likely than not that a portion or all of the deferred tax assets will not be realized. WPC has not recorded a valuation allowance because it believes operating income of the taxable subsidiaries will be sufficient to realize the benefit of these assets over time. For interim periods, income tax expense for taxable subsidiaries is determined, in part, by applying an effective tax rate which takes into account statutory federal, state and local tax rates.

Public business enterprises are required to report financial and descriptive information about their reportable operating segments. WPC's management evaluates the performance of its owned and managed real estate portfolio as a whole, but allocates its resources between two operating segments: real estate operations with domestic and international investments and management services.

RESULTS OF OPERATIONS:

WPC is engaged in two reportable operating segments, real estate operations and management services, primarily as the Advisor to four affiliated real estate investment trusts (the "CPA(R) REITs"). WPC reported net income of $17,273 and $13,729 and income from continuing operations before gain on the sale of real estate of $16,559 and $11,531 for the three-month periods ended March 31, 2003 and 2002, respectively. The increase in income from continuing operations before gains for the comparable three-month periods was primarily due to an increase in management income, and, to a lesser extent, an increase in other income and income from equity investments. These were partially offset by increases in general and administrative expenses and, to a lesser extent, an increase in property expenses and a decrease in lease revenues. The increase in the provision for income taxes was due to the growth of the management services operations and related increase in its net operating income. Other income includes a non-recurring termination settlement of $2,250 from the Gap, Inc. The results for 2003 reflect a continued trend of the change in the composition of revenue and earnings from WPC's business segments with substantial growth in the revenues and net operating income of management services operations.

Net operating income from real estate operations (income before gains and losses, income taxes, minority interest, and discontinued operations) increased by $1,226 to $10,585; however, this increase includes the $2,250 non-recurring settlement. Excluding the lease settlement, real estate net operating income would have reflected a decrease of $1,024. The decrease in income for the comparable three-month periods was due to a decrease in lease revenues and an increase in property expenses offset in part by an increase in income from equity investments ("equity income").

Lease revenues decreased by $720 for the comparable three-month periods, as a result of several lease terminations and expirations, including leases with Thermadyne and Pillowtex, Inc. in 2002, and The Gap in 2003. Livho, Inc.

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           (dollars in thousands, except share and per share amounts)

operates a Holiday Inn in Livonia, Michigan and its ability to pay rent has been negatively affected by current economic conditions in its market. As a result, its annual rent for 2003 has been reduced by $720. Lease revenues benefited from a new lease with BE Aerospace on a property purchased during the third quarter of 2002 as well as several rent increases on existing leases. Annual rent from the BE Aerospace lease is $1,421. The Gap lease which expired in January 2003, provided annual rents of $2,205. In connection with its annual evaluation of direct financing leases in 2002, the rates of return on several direct financing leases were revised so that interest income from direct financing leases for financial reporting purposes in 2003 will decrease by approximately $1,100; however this change will not have any effect on operating cash flow, as contractual rent from the underlying lessees is not affected by the change in accounting estimate.

Property expenses increased by $867 for the comparable three-month periods. The increase in property expenses was due primarily to increases in operating and maintenance expenses. The increases are the result of the termination of the Thermadyne Holdings, Inc. lease, the restructuring of the Faurecia Exhaust Systems, Inc. lease in 2002 and the expiration of The Gap lease as WPC now incurs such costs at these properties. WPC attempts to remarket the property as a single-tenant net lease property; however, there is often a greater likelihood of re-leasing the property as a multi-tenant property. While WPC considers single-tenant net leasing to be its core business several net leases have expired and the number of multi-tenant and operating properties in its portfolio has increased.

The increase in income from equity investments ("equity income") was due to the conversion of WPC's ownership interest in the operating partnership of MeriStar Hospitality Corporation from operating partnership units to shares of MeriStar's publicly-traded common stock in 2003 and the acquisition, in December 2002, of an interest in the Hologic, Inc. properties. As a result of the conversion, WPC is accounting for its investment in common stock of MeriStar as an available-for-sale security and, therefore, is no longer recognizing it pro rata share of MeriStar's reported net income or loss. For the period ended March 31, 2002, WPC recorded a $327 loss from the MeriStar investment. For the three-month period ended March 31, 2003 the Hologic investment contributed $216 of equity income. In April 2003, mortgage financing was placed on the Hologic properties, which will decrease WPC's future equity income and cash distributions from the Hologic investment by $429 and $591, respectively. As a result of the Hologic financing, $6,582 was distributed to WPC.

Other income generally consists of lease termination payments and other non-rent related revenues from real estate operations including, but not limited to, settlements of claims against former lessees. WPC receives settlements in the ordinary course of business; however, the timing and amount of such settlements cannot always be estimated. In January 2002, The Gap notified WPC that it would not renew its lease which expired in February 2003. The Gap vacated the property in February 2003 and WPC and The Gap negotiated a lease termination settlement of $2,250 which was received in March 2003.

Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets" requires that for disposal activities initiated after January 1, 2002, including the sale of properties, the revenues and expenses relating to the assets held for sale or sold be presented as a discontinued operation for all periods presented in the financial statements. Because WPC sells properties in the ordinary course of business, and may reinvest the proceeds of sale to purchase new properties, WPC evaluates its ability to fund distributions to shareholders by considering the combined effect of income from continuing operations and discontinued operations. Income from discontinued operations was $714 and $1,049 in 2003 and 2002, respectively.

In addition to the impact of the expiration of the Gap lease and the change in Livho rents, future operating cash flow will be affected by lease terminations as well as the sales of properties. In February 2003, WPC sold its property leased to Peerless Chain Company. Annual rental income under the Peerless lease was $1,561; however, due to its financial difficulties, Peerless was only able to pay a portion of its rent. In connection with the sale of the property, Peerless has agreed to pay $1,700 of its rent arrearage in installments over several years. In March 2003 WPC sold its property leased to Wozniak, Inc. The Wozniak lease which provided annual rent of $497 was scheduled to expire in December 2003. In consideration for agreeing to the early termination of Wozniak lease, WPC received a settlement payment of $290.

Based on current market rentals, WPC does not expect the rents for any new leases on the Gap property to reach the level that was paid by the Gap. Management believes that the prospects for leasing the Gap property on a long-term

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           (dollars in thousands, except share and per share amounts)

basis are good; however, it may take up to two years to remarket the entire property. WPC has entered into a 10-year lease with Alstorn Power, Inc., effective June 1, 2003 for 118,000 square feet at the former Gap facility (approximately 16% of the leasable space) at an annual rent of $287 plus an approximate 16% share of property expenses.

WPC continues to closely monitor the financial condition of several lessees which it believes have been affected by current economic conditions and other trends. Such lessees include America West Holding Corp. and Livho, Inc., which represent 3% and 2%, respectively, of lease revenues. America West, an air carrier, has obtained a government guarantee of its financing and its financial prospects remain uncertain. Livho is affected by the cyclical nature of the automotive industry as well as local market conditions in the hospitality industry.

Net operating income from WPC's management services operations for the three-month periods ended March 31, 2003 and 2002, were $12,724 and $4,777, respectively. The increase is the result of an increase in both transaction and asset-based fees earned, partially offset by an increase in the provision for income taxes and general and administrative expenses. Transaction fees represented 52% of management revenues for the three-month period ended March 31, 2003 as compared with 43% for the three-month period ended March 31, 2002. The ability to generate transaction fees is, to a large extent, dependent on the ability of the CPA(R) REITs to raise capital and invest the capital raised in real estate. There can be no assurance that the factors for raising capital will continue to be favorable. WPC believes, therefore, that the level of transaction fees should not be seen as a sustainable trend. While asset-based fees represented a lower proportion of management revenues for the three-month period ended March 31, 2003, these revenues increased by 59%. The increase resulted from an increase in the asset base of the CPA(R) REITs and that growth is also related to the ability of the CPA(R) REITs to raise capital and continue to acquire properties.

Total revenues earned by the management services operations for the three-month periods ended March 31, 2003 and 2002 were $25,793 and $13,485, respectively. Management fee revenues were comprised of transaction fees of $13,463 and $5,751, respectively, and asset-based fees and reimbursements of $12,330 and $7,734, respectively, for the three-month periods ended March 31, 2003 and 2002. Transaction fees included fees from structuring acquisitions and financing on behalf of the CPA(R) REITs. WPC structured $272,000 of transactions for the three-month period ended March 31, 2003 as compared with $117,000 for the three-month period ended March 31, 2002.

The asset-based management income includes fees based on the appraised value of three of the CPA(R) REIT's real estate assets under management and the historical cost of Corporate Property Associates 15 Incorporated ("CPA(R):15"). Based on assets under management of the CPA(R) REITs as of March 31, 2003, annualized management and performance fees under the advisory agreements are approximately $35,588. As the real estate asset bases of Corporate Property Associates 14 Incorporated ("CPA(R):14") and CPA(R):15 continue to increase, management and performance fees are expected to continue to increase. CPA(R):14 completed a public offering in 2001 and still has cash that it raised from its offering that is available for investment. During the three-months ended March 31, 2003, WPC earned combined asset management and performance fees of $3,598 and $1,698 from CPA(R):14 and CPA(R):15. respectively, as compared with $2,417 and $22, respectively, for the three-months period ended March 31, 2002. CPA(R):15 fully subscribed its initial $400,000 "best efforts" public offering in November 2002. CPA(R): 15 commenced a second "best efforts" public offering of up to $690,000 in 2003 and has already raised in excess of $250,000. Accordingly, WPC projects increases in the asset bases of CPA(R):14 and CPA(R):15. Management believes that the CPA(R) REITs are benefiting from several trends including the increasing use of sale-leaseback transactions by corporations as an alternative source of financing and individual investors seeking dividend-paying investments. WPC cannot predict how long either trend will continue because much of it is determined by factors which are beyond the control of the company. WPC anticipates that CPA(R):15's second offering will be fully subscribed and it will form a new REIT and commence an initial "best efforts" offering before the end of 2003.

The provision for current and deferred income tax expense for the three-month period ended March 31, 2003 increased by $4,134 over the comparable three-month period ended March 31, 2002 and resulted from the growth of the management services operations. Income tax expense increased because approximately 92% of management revenues are earned by a taxable, wholly-owned subsidiary, which reflected a substantial increase in earnings for the comparable periods.

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           (dollars in thousands, except share and per share amounts)

The increase in general and administrative costs was due primarily to an increase in personnel-related costs attributable to the growth of the management services operations. A portion of personnel charges is directly related to CPA(R) REIT capital raising and transactions activities and the increase in these activities has directly contributed to the increase in personnel-related costs. The overall percentage increase in general and administrative expenses was significantly lower than the percentage increase in management revenues. The portion of personnel costs necessary to administer the CPA(R) REITs is reimbursed to WPC by the CPA(R) REITs and is included in management income. Reimbursement for personnel-related costs for the comparable three-month periods ended March 31, 2003 and 2002 was $2,072 and $1,392, respectively.

For the three-month period ended March 31, 2003, WPC earned $171 of development fee management income, in connection with managing the construction of a public high school in Los Angeles, California, which is accounted for under the percentage completion method of accounting. Cash fees received for the current three-month period were approximately $530. In April 2003, WPC terminated its arrangement with its joint venture partner and will have no obligation to share any contingent consideration that may be earned for early completion of the project or cost savings.

FINANCIAL CONDITION:

There has been no material change in WPC's financial condition since December 31, 2002. Management believes that WPC will generate sufficient cash from operations and, if necessary, from the proceeds of limited recourse mortgage loans, unsecured indebtedness and the issuance of additional equity securities to meet its short-term and long-term liquidity needs. WPC assesses its ability to access capital on an ongoing basis.

Cash flows from operating activities and distributions received from equity investments for the three-month period ended March 31, 2003 of $16,172 were sufficient to fund dividends to shareholders of $15,489. Cash flows from operations are projected to increase as a result of the expected growth of the management business segment. Annual cash flow from operations is projected to fund distributions; however, operating cash flow may fluctuate on a quarterly basis due to the timing of certain compensation costs that are paid in the first quarter and the timing of transaction-related activity. In January 2003, WPC received its annual installment of deferred acquisition fees of $1,495 in connection with structuring transactions on behalf of CPA(R):12 and CPA(R):14. The installment which will be payable in January 2004 is $5,715, and will include an initial installment from CPA(R):15. Installments are applied to amounts due from affiliates when received.

Investing activities included using $463 for capital expenditures at existing properties. WPC also received $8,602 in connection with the sale of two properties. A portion of the proceeds from the sales was used to pay down a portion of WPC's credit facility balance. In January 2003, WPC paid an installment of deferred acquisition fees of $524 to WPC's former management company relating to 1998 and 1999 property acquisitions.

In addition to paying dividends to shareholders, WPC's financing activities for the three-month period ended March 31, 2003 included reducing its outstanding balance of its credit facility by $13,000, and making scheduled principal payment installments of $1,965 on existing mortgages. WPC uses limited recourse mortgages as a substantial portion of its long-term financing because a lender of a limited recourse mortgage loan has recourse only to the properties collateralizing its loan and not to any of WPC's other assets. As of March 31, 2003, approximately 55% of the number of properties owned by WPC are unencumbered with mortgage debt. WPC also raised $1,780 from the issuance of shares primarily through WPC's dividend reinvestment and stock purchase plan. WPC issued additional shares pursuant to its merger agreement for the management services operations (400,000 shares valued at $8,910 were issued during the three-month period ended March 31, 2003 based on meeting one of the performance criteria as of December 31, 2002).

WPC has a revolving credit agreement which provides for a $185,000 line of credit and with a one-time right to increase the commitment to up to $225,000. The revolving credit agreement has financial covenants that require WPC to maintain a minimum equity value and to meet or exceed certain operating and coverage ratios. As advances on the credit facility are not restricted, WPC believes that the remaining capacity on the credit line allows WPC to meet its liquidity needs on a short-term basis, if necessary. The credit agreement matures in March 2004 and WPC believes that renewing the facility after the current term is likely. As of March 31, 2003, WPC has $149,000 of unused capacity under the credit facility. Amounts drawn on the credit facility bear interest at a rate indexed to the

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           (dollars in thousands, except share and per share amounts)

London Inter-Bank Offered Rate. As of May 8, 2003 the annual interest rate on the outstanding balance of $35,000 is approximately 2.5%.

WPC expects to meet its capital requirements to fund future property acquisitions, construction costs on build-to-suit transactions, any capital expenditures on existing properties and scheduled debt maturities on limited recourse mortgages and unsecured indebtedness and the possible issuance of additional equity securities. WPC is expected to incur capital expenditures on various properties during 2003 of approximately $2,000, primarily related to tenant leasehold improvements, and for property improvements and upgrades to enhance a property's marketability for re-leasing. Commitments for capital expenditures on the Livonia hotel are currently estimated to be $3,500 under a product improvement plan requirement necessary to renew the franchise license with Holiday Inn. The funds are expected to be used over a three-year period beginning in the second half of 2004. WPC is evaluating redevelopment plans for the Broomfield property but has not determined the cost of such redevelopment.

In the case of limited recourse mortgage financing that does not fully amortize over its term or is currently due, WPC is responsible for the balloon payment only to the extent of its interest in the encumbered property because the holder has recourse only to the collateral. In the event that balloon payments come due, WPC may seek to refinance the loans, restructure the debt with the existing lenders or evaluate its ability to satisfy the obligation from its existing resources including its revolving line of credit, to satisfy the mortgage debt. To the extent the remaining initial lease term on any property remains in place for a number of years beyond the balloon payment date, WPC believes that the ability to refinance balloon payment obligations is enhanced. WPC also evaluates all its outstanding loans for opportunities to refinance debt at lower interest rates that may occur as a result of decreasing interest rates or improvements in the credit rating of tenants. There are $2,500 and $16,700 in scheduled balloon payments on limited recourse mortgage notes due in 2003 and 2004, respectively. WPC believes it has sufficient resources to pay off the loans in the event they are not refinanced. In addition, 78% of WPC's outstanding mortgage debt has fixed rates of interest that will partially protect WPC from increases in market rates from near-historical lows. Amounts outstanding under the credit facility bear interest at a variable rate. Based on the current outstanding balance of $39,000 each increase of 1% in the base rate would increase WPC's annual interest obligations by $390 and would not have a material effect on the results of operations.

OFF-BALANCE SHEET AND AGGREGATE CONTRACTUAL AGREEMENTS

WPC has guaranteed loans of $3,145 made to officers which are collateralized by shares of WPC owned by the officers and held by WPC and has provided a guarantee of $2,000 related to a development project in Los Angeles. These shares to officers were issued in connection with equity incentive plans and the acquisition of the management operations. WPC will not renew the guarantee on the officers' loans in 2003.

A summary of WPC's obligations, commitments and guarantees under contractual arrangements are as follows:

(in thousands)                         Total        2003         2004        2005        2006        2007      Thereafter
                                     --------     --------     -------     -------     -------     --------    ----------
Obligations:
    Mortgage notes payable           $185,198     $  9,158     $25,441     $ 8,315     $24,950     $ 14,664     $102,670
    Unsecured note payable             36,000                   36,000
    Deferred acquisition fees           2,233                      524         524         524          524          137
Commitments and Guarantees:
    Guarantee of officer loans          3,145        3,145
    Capital improvements                3,500                      500       1,500       1,500
    Development project                 2,000                    2,000
    Share of minimum rents
      payable under office cost-
      sharing agreement                 1,632          350         466         466         350
                                     --------     --------     -------     -------     -------     --------     --------
                                     $233,708     $ 12,653     $64,931     $10,805     $27,324     $ 15,188     $102,807
                                     ========     ========     =======     =======     =======     ========     ========

In connection with the purchase of many of its properties, WPC required the sellers to perform environmental reviews. Management believes, based on the results of such reviews, that WPC's properties were in substantial

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           (dollars in thousands, except share and per share amounts)

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

ACCOUNTING PRONOUNCEMENTS

In June 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 was issued to establish standards for the recognition and measurement of an asset retirement obligation. SFAS No. 143 requires retirement obligations associated with tangible long-lived assets to be recognized at fair value as the liability is incurred with a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 was adopted on January 1, 2003, and did not have a material effect on the financial statements.

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. WPC adopted this statement effective January 1, 2003, and the adoption did not have a material affect on WPC's financial statements. WPC will no longer classify gains and losses for the extinguishment of debt as extraordinary items and will adjust comparative periods presented.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 was adopted on January 1, 2003, and did not have a material effect on WPC's financial statements.

In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions" which amends SFAS No. 72, SFAS No. 144 and FASB Interpretation No.
9. SFAS No. 147 provides guidance on the accounting for the acquisitions of certain financial institutions and includes long-term customer relationships as intangible assets within the scope of SFAS No. 144. SFAS No. 147 was adopted on January 1, 2003, and did not have a material effect on the financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") which changes the accounting for, and disclosure of certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are required to be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or indemnification agreements that contingently require WPC to make payments to a guaranteed third-party based on

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           (dollars in thousands, except share and per share amounts)

changes in an underlying asset, liability, or an equity security of the guaranteed party. The adoption of the accounting provisions of FIN 45 on January 1, 2003 did not have a material effect on WPC's financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation (i.e., recognition of a charge for issuance of stock options in the determination of income). However, SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation, description of transition method utilized and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 have been adopted. WPC is evaluating whether it will change to the fair value based method.

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. WPC is evaluating whether upon adoption in the third quarter of 2003 if it will consolidate certain equity investments and other entities. WPC's maximum loss exposure is the carrying value of its equity investments. WPC does not expect the adoption of the provisions of FIN 46 to have a material effect on its financial statements.

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging under SFAS No. 133. The changes in the statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, the statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative instrument discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (4) amends certain other existing pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively.

                              W. P. CAREY & CO. LLC

      Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                                 (in thousands)

Market risk is the exposure to loss resulting from changes in interest and foreign currency exchange rates, foreign currency exchange rates and equity prices. In pursuing its business plan, the primary risks to which WPC is exposed are interest rate risk and foreign currency exchange risk.

The value of WPC's real estate is subject to fluctuations based on changes in interest rates, local and regional economic conditions and changes in the creditworthiness of lessees and which may affect WPC's ability to refinance property-level mortgage debt when balloon payments are scheduled.

$143,795 of WPC's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of March 31, 2003 ranged from 2.4625% to 6.44%. The interest on the fixed rate debt as of March 31, 2003 ranged from 6.11% to 9.13%.

Advances from the line of credit bear interest at an annual rate of either (i) the one, two, three or six-month LIBOR, plus a spread which ranges from 0.6% to 1.45% depending on leverage or corporate credit rating or (ii) the greater of the bank's Prime Rate and the Federal Funds Effective Rate, plus .50%, plus a spread of up to .125% depending on WPC's leverage.

                        2003         2004        2005         2006         2007      Thereafter     Total      Fair Value
                       ------      -------      ------      -------      -------     ----------    --------    ----------
Fixed rate debt        $8,107      $23,738      $6,572      $22,986      $12,481      $69,911      $143,795     $145,406
Weighted average
    interest rate        7.79%        8.03%       7.47%        7.27%        7.17%        7.27%
Variable rate debt     $1,051      $37,703      $1,743      $ 1,964      $ 2,183      $32,759      $ 77,403     $ 77,403

WPC conducts business in France. The foreign operations and foreign currency translation gains and losses have not been material. Accordingly, WPC is subject to foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies and this may affect our future costs and cash flows; however, exchange rate movements to date have not had a significant effect on WPC's financial position or results of operations. To date, WPC has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 4. - CONTROLS AND PROCEDURES

The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of March 31, 2003.

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

                              W. P. CAREY & CO. LLC

                                     PART II

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the quarter ended March 31, 2003, no matters were submitted to a vote of Security Holders.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      99.1 Certification of Co-Chief Executive Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K:

      During the quarter ended March 31, 2003, the Company filed a report on Form 8-K dated February 28, 2003 under Item 7, "Financial Statements and Exhibits" and Item 9, "Regulation FD Disclosure."

                              W. P. CAREY & CO. LLC

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             W. P. CAREY & CO. LLC


      5/13/2003                         By: /s/ John J. Park
      ---------                             ------------------------------------
         Date                                   John J. Park
                                                Managing Director and
                                                Chief Financial Officer
                                                (Principal Financial Officer)


      5/13/2003                         By: /s/ Claude Fernandez
      ---------                             ------------------------------------
         Date                                   Claude Fernandez
                                                Managing Director and
                                                Chief Accounting Officer
                                                (Principal Accounting Officer)

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

4. The Registrant's other certifying officer and we are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

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

5. The Registrant's other certifying officer and we have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and we have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date 5/13/2003                          Date 5/13/2003


     /s/ William Polk Carey                  /s/ Gordon F. DuGan
     ----------------------------            -----------------------------------

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

Date 5/13/2003


     /s/ John J. Park
     ----------------------------

     John J. Park
     Chief Financial Officer