Form 10-Q
period 2003-06-30
CAREY W P & CO LLC
filed 2003-08-13
CIK 1025378

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                        COMMISSION FILE NUMBER: 001-13779

                            -------------------------

                              W. P. CAREY & CO. LLC
                                     ("WPC")
                        (FORMERLY CAREY DIVERSIFIED LLC)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                              13-3912578
           (STATE OF INCORPORATION)         (I.R.S. EMPLOYER IDENTIFICATION NO.)

            50 ROCKEFELLER PLAZA
          NEW YORK, NEW YORK 10020                         10020
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)               (ZIP CODE)

                         REGISTRANT'S TELEPHONE NUMBERS:

                        INVESTOR RELATIONS (212) 492-8920
                                 (212) 492-1100

                            -------------------------

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

      W. P. Carey & Co. LLC has 36,619,430 Listed Shares, no par value outstanding at August 11, 2003.

                              W. P. CAREY & CO. LLC

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I

Item 1. - Financial Information*

            Condensed Consolidated Balance Sheets as of June 30, 2003
            and December 31, 2002                                              2

            Condensed Consolidated Statements of Income for the
            three and six months ended June 30, 2003 and 2002                3-4

            Condensed Consolidated Statements of Comprehensive Income
            for the three and six months ended June 30, 2003 and 2002          4

            Condensed Consolidated Statements of Cash Flows for the
            six months ended June 30, 2003 and 2002                          5-6

            Notes to Condensed Consolidated Financial Statements            7-16

Item 2. - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            17-27

Item 3. - Quantitative and Qualitative Disclosures About Market Risk          28

Item 4. - Controls and Procedures                                             28

PART II - Other Information

Item 4. - Submission of Matters to a Vote of Security Holders                 29

Item 6. - Exhibits and Reports on Form 8-K                                    29

Signatures                                                                    30

*The summarized condensed consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

                              W. P. CAREY & CO. LLC

                                     PART I
                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                             June 30, 2003      December 31, 2002
                                                                              (Unaudited)            (Note)
                                                                             -------------      -----------------
         ASSETS:

Real estate leased to others:
   Real estate leased to others under the operating method, net of accumulated depreciation of  $46,959 and $41,716 at June 30,
      2003 and December 31, 2002                                               $ 428,365            $ 432,556
   Net investment in direct financing leases                                     184,314              189,339
                                                                               ---------            ---------
      Real estate leased to others                                               612,679              621,895
Operating real estate, net of accumulated depreciation of $1,665 at
    December 31, 2002                                                                 --                4,056
Real estate under construction and redevelopment                                   3,681                3,581
Equity investments                                                                63,887               67,742
Assets held for sale                                                              23,180               22,158
Cash and cash equivalents                                                         14,884               21,304
Due from affiliates                                                               46,611               40,241
Goodwill                                                                          49,874               49,874
Intangible assets, net of accumulated amortization of $21,887 and
    $18,543 at June 30, 2003 and December 31, 2002                                41,902               44,567
Other assets                                                                      21,908               18,106
                                                                               ---------            ---------
           Total assets                                                        $ 878,606            $ 893,524
                                                                               =========            =========

         LIABILITIES, MINORITY INTEREST AND
            MEMBERS' EQUITY:

Liabilities:
Mortgage notes payable                                                         $ 183,830            $ 186,049
Notes payable                                                                     28,000               49,000
Dividends payable                                                                 15,848               15,486
Accounts payable and accrued expenses                                             12,829               17,931
Due to affiliates                                                                  3,428               12,874
Accrued taxes                                                                      8,937                5,285
Deferred taxes, net                                                               23,382               19,763
Other liabilities                                                                 16,236               14,764
                                                                               ---------            ---------
           Total liabilities                                                     292,490              321,152
                                                                               ---------            ---------

Minority interest                                                                  1,719                1,484
                                                                               ---------            ---------

Commitments and contingencies

Members' equity:
Listed shares, no par value; 36,599,816 and 35,944,110 shares issued
    and outstanding at June 30, 2003 and December 31, 2002                       705,956              690,594
Dividends in excess of accumulated earnings                                     (113,304)            (111,970)
Unearned compensation                                                             (7,735)              (5,671)
Accumulated other comprehensive loss                                                (520)              (2,065)
                                                                               ---------            ---------
           Total members' equity                                                 584,397              570,888
                                                                               ---------            ---------
           Total liabilities, minority interest and members' equity            $ 878,606            $ 893,524
                                                                               =========            =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date.

                              W. P. CAREY & CO. LLC

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               (in thousands, except per share and share amounts)

                                                        Three Months Ended June 30,       Six Months Ended June 30,
                                                        ---------------------------       -------------------------
                                                            2003           2002              2003           2002
                                                            ----           ----              ----           ----
Revenues:
  Management income from affiliates                       $ 17,179       $ 18,598          $ 42,971       $ 32,083
  Rental income                                             11,599         11,813            23,452         23,671
  Interest income from direct financing leases               5,204          5,550            10,328         11,390
  Other income                                               1,273            208             4,006            524
  Other interest income                                        646            299             1,206            834
  Revenue from other business operations                       428             69               600             69
                                                          --------       --------          --------       --------
                                                            36,329         36,537            82,563         68,571
                                                          --------       --------          --------       --------

Expenses:
  Interest                                                   3,902          4,071             7,825          8,168
  Depreciation                                               2,694          2,631             5,416          5,116
  Amortization                                               1,756          2,310             3,911          4,620
  General and administrative                                10,821          9,330            22,881         16,675
  Property expenses                                          1,434          1,054             4,101          2,854
  Impairment charge on investments                              --             --               272             --
                                                          --------       --------          --------       --------
                                                            20,607         19,396            44,406         37,433
                                                          --------       --------          --------       --------

   Income from continuing operations before
     minority interest, equity investments, gain
     on sale and income taxes                               15,722         17,141            38,157         31,138

Minority interest in (income) loss                             (58)            29               (91)            44
Income from equity investments                               1,154            442             2,072            629
Gains on foreign currency transactions and sale
   of securities                                               497             --               497             94
                                                          --------       --------          --------       --------

   Income from continuing operations before
     income taxes and gain on sale of real estate           17,315         17,612            40,635         31,905

Provision for income taxes                                  (3,338)        (4,410)          (10,327)        (7,280)
                                                          --------       --------          --------       --------

   Income from continuing operations before gain
     on sale of real estate                                 13,977         13,202            30,308         24,625
                                                          --------       --------          --------       --------

Discontinued operations:
   Income from operations of discontinued
     properties                                                437          3,564             1,215          4,721
   Gain (loss) on sale of real estate                          (10)           (34)              154            (34)
   Impairment charge on properties held for sale            (1,430)        (4,321)           (1,430)        (4,321)
                                                          --------       --------          --------       --------

   (Loss) income from discontinued operations               (1,003)          (791)              (61)           366
                                                          --------       --------          --------       --------

 Gain on sale of real estate                                    --         11,181                --         12,330
                                                          --------       --------          --------       --------

   Net income                                             $ 12,974       $ 23,592          $ 30,247       $ 37,321
                                                          ========       ========          ========       ========

                                  --Continued--

                              W. P. CAREY & CO. LLC

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               (In thousands, except per share and share amounts)
                                   (continued)

                                                     Three Months Ended June 30,          Six Months Ended June 30,
                                                     ---------------------------          -------------------------
                                                         2003              2002              2003            2002
                                                         ----              ----              ----            ----
Basic earnings per share:
   Earnings from continuing operations               $       .38       $       .68       $       .83      $      1.04
   (Loss) earnings from discontinued operations             (.03)             (.02)               --              .01
                                                     -----------       -----------       -----------      -----------
      Net income                                     $       .35       $       .66       $       .83      $      1.05
                                                     ===========       ===========       ===========      ===========

Diluted earnings per share:
   Earnings from continuing operations               $       .37       $       .67       $       .81      $      1.03
   (Loss) earnings from discontinued operations             (.03)             (.02)               --              .01
                                                     -----------       -----------       -----------      -----------
      Net income                                     $       .34       $       .65       $       .81      $      1.04
                                                     ===========       ===========       ===========      ===========

Weighted average shares outstanding:
       Basic                                          36,519,037        35,588,117        36,440,831       35,440,294
                                                     ===========       ===========       ===========      ===========
       Diluted                                        37,758,129        36,142,003        37,471,475       36,043,107
                                                     ===========       ===========       ===========      ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      CONDENSED CONSOLIDATED STATEMENTS OF
                        COMPREHENSIVE INCOME (UNAUDITED)
                                 (In thousands)

                                                      Three Months Ended June 30,           Six Months Ended June 30,
                                                      ---------------------------           -------------------------
                                                        2003              2002               2003              2002
                                                        ----              ----               ----              ----
Net income:                                           $ 12,974          $ 23,592           $ 30,247          $ 37,321
                                                      --------          --------           --------          --------

Other comprehensive income:
    Change in unrealized gain on marketable
      securities                                         1,503               (12)               840               (15)
    Foreign currency translation adjustment                210             1,055                705               888
                                                      --------          --------           --------          --------
      Other comprehensive income                         1,713             1,043              1,545               873
                                                      --------          --------           --------          --------

      Comprehensive income                            $ 14,687          $ 24,635           $ 31,792          $ 38,194
                                                      ========          ========           ========          ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              W. P. CAREY & CO. LLC

           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                                        Six Months Ended June 30,
                                                                                                        -------------------------
                                                                                                         2003                2002
                                                                                                         ----                ----
Cash flows from operating activities:
   Net income                                                                                          $ 30,247            $ 37,321
   Adjustments to reconcile net income to net cash
       provided by continuing operating activities:
       Income from discontinued operations, including gain on sale                                       (1,369)             (4,687)
       Depreciation and amortization                                                                      9,746              10,147
       Gain on sale of real estate and securities, net                                                       --             (12,424)
       Minority interest in income (loss)                                                                    91                 (44)
       Straight-line rent adjustments and amortization of deferred income                                  (102)               (336)
       Equity income in excess of distributions                                                             (28)                (35)
       Management income received in shares of affiliates                                                (8,932)             (6,675)
       Costs paid by issuance of shares                                                                     106                 119
       Amortization of unearned compensation                                                              1,480               1,465
       Impairment charges on securities and properties held for sale                                      1,702               4,321
       Increase in deferred income taxes                                                                  3,328               4,657
       Tax benefit - share incentive plans                                                                2,385               1,205
       Increase in structuring fees receivable                                                           (7,149)             (4,800)
       Deferred acquisition fees received                                                                 1,495                 916
       Net change in other operating assets and liabilities                                              (4,179)             (4,485)
                                                                                                       --------            --------
       Net cash provided by continuing operations                                                        28,821              26,665
       Net cash provided by discontinued operations                                                       1,413               3,122
                                                                                                       --------            --------
           Net cash provided by operating activities                                                     30,234              29,787
                                                                                                       --------            --------

Cash flows from investing activities
   Distributions received from equity investments in excess of equity income                              8,095               1,614
   Proceeds from sale of property and investments                                                         8,958              34,540
   Release of funds from escrow in connection with the sale of a property                                    --               9,366
   Cash acquired on acquisition of subsidiary                                                             1,300
   Purchases of real estate                                                                                  --                (504)
   Additional capital expenditures                                                                         (925)               (538)
   Payment of deferred acquisition fees                                                                    (524)               (524)
                                                                                                       --------            --------
           Net cash provided by investing activities                                                     16,904              43,954
                                                                                                       --------            --------

Cash flows from financing activities:
   Dividends paid                                                                                       (31,219)            (29,949)
   Proceeds from issuance of shares, net                                                                  4,455               6,505
   Proceeds from mortgages payable and note payable                                                      33,000              33,000
   Payments of mortgage principal                                                                        (4,324)             (4,296)
   Prepayments of mortgage principal and note payable                                                   (55,615)            (73,564)
   Payment of financing costs                                                                                --                  (7)
   Payment of accrued preferred distributions                                                                --              (1,423)
                                                                                                       --------            --------
           Net cash used in financing activities                                                        (53,703)            (69,734)
                                                                                                       --------            --------
Effect of exchange rate changes on cash                                                                     145                  29
                                                                                                       --------            --------
           Net (decrease) increase in cash and cash equivalents                                          (6,420)              4,036
Cash and cash equivalents, beginning of period                                                           21,304               8,870
                                                                                                       --------            --------
           Cash and cash equivalents, end of period                                                    $ 14,884            $ 12,906
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

                              W. P. CAREY & CO. LLC

                      (in thousands, except share amounts)

Noncash operating, investing and financing activities:

      A. In connection with the acquisition of Carey Management LLC in June 2000, the Company has an obligation to issue up to an additional 2,000,000 shares over four years if specified performance criteria are achieved. As of June 30, 2003, 1,400,000 shares have been issued. For the year ended December 31, 2002, one of the criteria was achieved, and 400,000 shares were issued during the six-month period ended June 30, 2003. For the year ended December 31, 2001, all of the criteria were achieved, and 500,000 shares were issued during the six-month period ended June 30, 2002. The cost attributable to such shares of $8,910 and $10,440, for 2002 and 2001, respectively, was included in due to affiliates and goodwill in the year achieved. During the periods ended June 30, 2003 and 2002, the amounts were initially recorded in due to affiliates and were reflected as members' equity upon issuance of the shares.

      B. In connection with the redemption of shares owned by William P. Carey, Chairman of the Company, in W.P. Carey International LLC ("WPCI") during the six-month period ended June 30, 2003, the Company's ownership interest in WPCI increased from 10% to 100%. As a result of consolidating its interest in WPCI, the Company acquired assets and liabilities of WPCI, representing a 90% ownership interest, as follows: (see Note 3)

                  Intangible assets                                   679
                  Equity investments                                  324
                  Due to affiliates (including $1,898 due to
                  William P. Carey)                                (2,559)
                  Other assets and liabilities, net                   256
                                                                  -------
                            Net cash acquired                     $ 1,300
                                                                  =======

            In connection with the redemption, WPCI made a distribution to the Company of 54,765 shares which the Company had previously contributed to purchase its interest in WPCI.

      C. As partial consideration for the sale of a property in 2003, the Company received notes receivable with a fair value of $2,250.

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              W. P. CAREY & CO. LLC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           (dollars in thousands, except share and per share amounts)

Note 1: Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of W. P. Carey & Co. LLC (the "Company") and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All significant inter-entity balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

The accompanying condensed consolidated financial statements include the accounts of Corporate Property Associates 16 Incorporated ("CPA(R):16"), which was formed on June 5, 2003 and consists primarily of $200 in cash. As of June 30, 2003, the Company owns 20,000 shares of CPA(R):16 representing 100% of the outstanding common stock of CPA(R):16. CPA(R):16 has filed a registration statement with the United States Securities and Exchange Commission for a public offering to sell up to 100,000,000 shares of common stock. Upon issuance of common stock by CPA(R):16, the Company expects to own less than 50% of CPA(R):16's voting stock, and, therefore, will account for its investment in CPA(R):16 under the equity method of accounting at such time.

Certain prior period amounts have been reclassified to conform to current period financial statement presentation.

Note 2. Earnings Per Share:

Basic and diluted earnings per common share for the Company for the three-month and six-month periods ended June 30, 2003 and 2002 were calculated as follows:

                                                                Three Months Ended June 30,            Six Months Ended June 30,
                                                                ---------------------------            -------------------------
                                                                   2003               2002               2003               2002
                                                                   ----               ----               ----               ----
Income from continuing operations before gain
on sale of real estate                                         $     13,977       $     13,202       $     30,308       $     24,625
Gain on sale of real estate                                              --             11,181                 --             12,330
                                                               ------------       ------------       ------------       ------------
Income from continuing operations                              $     13,977       $     24,383       $     30,308       $     36,955
(Loss) income from discontinued operations                           (1,003)              (791)               (61)               366
                                                               ------------       ------------       ------------       ------------
Net income                                                     $     12,974       $     23,592       $     30,247       $     37,321
                                                               ============       ============       ============       ============

Weighted average shares - basic                                  36,519,037         35,588,117         36,440,831         35,440,294
Effect of dilutive securities:  Stock options                     1,239,092            553,886          1,030,644            602,813
                                                               ------------       ------------       ------------       ------------
Weighted average shares - diluted                                37,758,129         36,142,003         37,471,475         36,043,107
                                                               ============       ============       ============       ============

Basic earnings per share:
    Earnings from continuing operations                        $        .38       $        .68       $        .83       $       1.04
    (Loss) earnings from discontinued operations                       (.03)              (.02)                --                .01
                                                               ------------       ------------       ------------       ------------
         Net income                                            $        .35       $        .66       $        .83       $       1.05
                                                               ============       ============       ============       ============

Diluted earnings per share:
    Earnings from continuing operations                        $        .37       $        .67       $        .81       $       1.03
    (Loss) earnings from discontinued operations                       (.03)              (.02)                --                .01
                                                               ------------       ------------       ------------       ------------
         Net income                                            $        .34       $        .65       $        .81       $       1.04
                                                               ============       ============       ============       ============

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

For the three-month periods ended June 30, 2003 and 2002, the Company earned asset-based fees and reimbursements of $13,581 and $11,052, respectively, and transaction fees of $3,598 and $7,546 respectively. For the six-month periods ended June 30, 2003 and 2002, the Company earned asset-based fees and reimbursements of $25,911 and $18,786, respectively, and transaction fees of $17,060 and $13,297, respectively.

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

Prior to April 1, 2003, the Company owned a 10% interest in W.P. Carey International LLC ("WPCI"), a company that structures net lease transactions on behalf of the CPA(R) REITs outside of the United States of America. The remaining 90% interest in WPCI was owned by William Polk Carey ("Carey"), Chairman of the Company. The Company's Board of Directors approved a transaction which resulted in the Company's acquisition of 100% of WPCI through the redemption of Carey's interest on April 1, 2003. WPCI distributed 492,881 shares of the Company and has an obligation to distribute $1,898 of cash to Carey, equivalent to his contributions to WPCI. The Company accounted for the transaction as a purchase.

Based on an agreement in principle which existed prior to the redemption of Casey's shares, on June 30, 2003, WPCI granted an incentive award to certain officers of WPCI consisting of restricted shares and options for WPCI common stock. Both the options and restricted stock will vest ratably over five years. The options are exercisable for a period of ten years. Based on a valuation of WPCI as of June 30, 2003, the awards have a fair value of $2,485 which has been included in minority interest as a component of other liabilities and unearned compensation as a component of shareholders' equity in accompanying condensed consolidated financial statements. The unearned compensation will be amortized as an expense over the vesting period. The awards will be accounted for as a variable plan.

As a result of the transaction described above, the Company through its approximate 87% controlling ownership interest is consolidating WPCI. Prior to the redemption, the Company accounted for its investment in WPCI under the equity method of accounting. The minority owners may redeem their interests, subject to their satisfying certain conditions, starting in December 2012. Any redemption will be subject to an independent valuation of WPCI. As a result of this transaction, the Company through WPCI has acquired exclusive rights to structure net lease transactions outside of the United States of America on behalf of the CPA(R) REITs.

                              W. P. CAREY & CO. LLC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
           (dollars in thousands, except share and per share amounts)

Note 4. Lease Revenues:

The Company's real estate operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues for the six-month periods ended June 30, 2003 and 2002 are as follows:

                                                                             2003           2002
                                                                             ----           ----
      Per Statements of Income:
           Rental income                                                   $ 23,452       $ 23,671
           Interest income from direct financing leases                      10,328         11,390
      Adjustment:
           Share of leasing revenues applicable to minority interests          (631)          (376)
           Share of leasing revenues from equity investments                  4,091          3,440
                                                                           --------       --------
                                                                           $ 37,240       $ 38,125
                                                                           ========       ========

For the six months ended June 30, 2003 and 2002, the Company earned its net leasing revenues (i.e., rental income and interest income from direct financing leases) from more than 90 lessees. A summary of net leasing revenues is as follows:

                                                                              2003          %          2002            %
                                                                              ----          -          ----            -
      Dr Pepper Bottling Company of Texas                                   $ 2,133          6%        2,195           6%
      Detroit Diesel Corporation                                              2,079          6         2,079           5
      Gibson Greetings, Inc., a wholly-owned subsidiary of American
          Greetings, Inc.                                                     1,798          5         2,069           5
      Bouygues Telecom, S.A. (b)                                              1,568          4         1,412           4
      Federal Express Corporation (a)                                         1,447          4         1,429           4
      Orbital Sciences Corporation                                            1,328          4         1,328           3
      America West Holdings Corp.                                             1,319          4         1,269           3
      Quebecor Printing, Inc.                                                 1,306          3         1,281           3
      AutoZone, Inc.                                                          1,183          3         1,169           3
      Checkfree Holdings Corporation Inc. (a)                                 1,064          3         1,054           3
      Sybron International Corporation                                        1,043          3         1,082           3
      Livho, Inc.                                                               900          2         1,284           3
      Unisource Worldwide, Inc.                                                 855          2           866           2
      Lockheed Martin Corporation                                               853          2           978           3
      BE Aerospace, Inc.                                                        830          2            --          --
      CSS Industries, Inc.                                                      825          2           829           2
      Information Resources, Inc. (a)                                           822          2           833           2
      Sybron Dental Specialties Inc.                                            807          2           807           2
      Sprint Spectrum, L.P.                                                     712          2           712           2
      Faurecia Exhaust Systems, Inc.                                            646          2           850           2
      Eagle Hardware & Garden, Inc., a wholly-owned subsidiary of
          Lowe's Companies Inc.                                                 645          2           628           2
      AT&T Corporation                                                          630          2           630           2
      United States Postal Service                                              617          2           617           2
      BellSouth Telecommunications, Inc.                                        612          2           612           2
      Brodart, Co.                                                              573          2           760           2
      Hologic, Inc. (a)                                                         568          2            --          --
      Cendant Operations, Inc.                                                  537          1           537           1
      Anthony's Manufacturing Company, Inc.                                     510          1           510           1
      Other (c)                                                               9,030         23        10,305          28
                                                                            -------        ---       -------         ---
                                                                            $37,240        100%      $38,125         100%
                                                                            =======        ===       =======         ===

(a) Represents the Company's proportionate share of lease revenue from its equity investment.

(b)   Net of proportionate share applicable to its minority interest owners.

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

                              W. P. CAREY & CO. LLC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
           (dollars in thousands, except share and per share amounts)

For the six-month period ended June 30, 2003, lessees were responsible for approximately $3,634 of real estate taxes on behalf of the Company.

Note 5. Equity Investments:

The Company owns interests in the CPA(R) REITs. The Company's interests in the CPA(R) REITs are accounted for under the equity method due to the Company's ability to exercise significant influence as the Advisor to the CPA(R) REITs. The CPA(R) REITs are publicly registered and file financial statements with the United States Securities and Exchange Commission. In connection with earning performance fees, the Company has elected to receive restricted shares of common stock in the CPA(R) REITs rather than cash in consideration for such fees. As of June 30, 2003, the Company's ownership in the CPA(R) REITs is as follows:

                                    Shares     % of outstanding Shares
                                    ------     -----------------------
               CIP(R)              743,937              2.56%
               CPA(R):12           771,043              2.48%
               CPA(R):14         1,352,672              2.01%
               CPA(R):15           178,526              0.21%

The Company also owns equity interests in (i) three limited partnerships as a limited partner, (ii) two limited liability companies and (iii) a jointly-controlled 36% tenancy-in-common interest in two properties subject to a master lease with the remaining interests owned by affiliates and all of which net lease real estate on a single-tenant basis.

Combined financial information of the affiliated equity investees is summarized as follows:

                                                                June 30, 2003          December 31, 2002
                                                                -------------          -----------------
      Assets (primarily real estate)                             $ 3,698,353               $ 3,223,783
      Liabilities (primarily mortgage notes payable)               1,758,490                 1,679,715
      Partners' capital and shareholders' equity                   1,939,863                 1,544,068

                                                                        Six Months Ended June 30,
                                                                        -------------------------
                                                                     2003                     2002
                                                                     ----                      ----
      Revenue (primarily rental revenue)                         $   155,651               $   100,420
      Expenses (primarily interest on mortgages
         and depreciation)                                          (116,618)                  (73,379)
      Minority interest in income                                     (4,801)                   (1,401)
      Income from equity investments                                  21,288                     9,495
      Gain (loss) on sales                                               939                      (390)
                                                                 -----------               -----------
          Income from continuing operations                           56,459                    34,745
      Income from discontinued operations                                255                       149
      Gain on sale of real estate                                        258                       312
                                                                 -----------               -----------
          Net income                                             $    56,972               $    35,206
                                                                 ===========               ===========

During 2003, the Company converted its 780,269 units of the operating partnership of MeriStar Hospitality Corporation ("MeriStar"), a publicly traded real estate investment trust which primarily owns hotels, to 780,269 shares of common stock. As a result of the conversion, the Company is accounting for its investment in common stock of MeriStar as an available-for-sale marketable security. As a result, the Company no longer recognizes its share of MeriStar's net income and is recognizing income from dividends earned from the MeriStar investment. Prior to the conversion, the Company accounted for its investment in MeriStar operating partnership units under the equity method of accounting.

                              W. P. CAREY & CO. LLC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
           (dollars in thousands, except share and per share amounts)

Note 6. Segment Reporting:

The Company operates in two business segments - management of affiliates and real estate operations. The two segments are summarized as follows:

      Six Months ended June 30,                     Management       Real Estate       Other(1)      Total Company
      -------------------------                     ----------       -----------       --------      -------------
      Revenues:
             2003                                    $ 42,971          $ 38,992       $    600          $ 82,563
             2002                                      32,083            36,419             69            68,571

      Operating, interest, depreciation and
      amortization expenses (excluding
      provision for income taxes):
             2003                                    $ 24,954          $ 19,452             --          $ 44,406
             2002                                      19,496            17,937             --            37,433

        Income from equity investments:
             2003                                    $    486          $  1,586             --          $  2,072
             2002                                         151               478             --               629

        Net operating income(2)(3)(4):
             2003                                    $ 18,503          $ 21,126       $    600          $ 40,229
             2002                                      12,738            18,960             69            31,767

      As of
        Long-lived assets:
             June 30, 2003                           $ 70,417          $643,846       $  3,911          $718,174
             December 31, 2002                         70,089           663,721          4,056           737,866

        Total assets:
             June 30, 2003                           $183,578          $690,977       $  4,051          $878,606
             December 31, 2002                        167,415           721,919          4,190           893,524

      (1)   Primarily consists of the Company's other business operations.

      (2) Management net operating income includes charges for amortization of intangibles of $3,343 and $3,653 for the six-month periods ended June 30, 2003 and 2002, respectively.

      (3) Net operating income excludes gains and losses on sales, provision for income taxes and minority interest.

      (4) Real estate net operating income excludes a loss from discontinued operations of $61 for the six-month period ended June 30, 2003 and income of $366 for the six-month period ended June 30, 2002.

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

The operations of ten properties which were sold in 2003 or are classified as held for sale as of June 30, 2003 and the operations of eighteen properties which were sold during 2002 or classified as held for sale as of December 31, 2002 are included as "Discontinued Operations" for all periods presented in the condensed consolidated financial statements. A summary of discontinued operations is as follows:

                              W. P. CAREY & CO. LLC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
           (dollars in thousands, except share and per share amounts)

                                                                  Three Months Ended June 30,         Six Months Ended June 30,
                                                                  ---------------------------         -------------------------
                                                                   2003              2002              2003              2002
                                                                   ----              ----              ----              ----
REVENUES:
   Rental income                                                  $   171           $   870           $   375           $ 1,845
   Interest income from direct financing leases                       172             1,215               511             2,421
   Revenues of other business operations                              825             1,358             1,523             2,649
   Other interest income                                              217               193               328               193
   Other income                                                        --                12                --                12
   Settlement income                                                   --             2,097               290             2,097
                                                                  -------           -------           -------           -------
                                                                    1,385             5,745             3,027             9,217
                                                                  -------           -------           -------           -------
EXPENSES:
   Interest expense                                                    --               602                --             1,109
   Depreciation                                                        99               250               198               497
   Property expenses                                                  227               122               393               410
   General and administrative                                           1                13                 2                43
   Operating expenses of other business operations                    621             1,182             1,184             2,401
   Impairment charge on real estate                                 1,430             4,321             1,430             4,321
   Taxes                                                               --                12                35                36
                                                                  -------           -------           -------           -------
                                                                    2,378             6,502             3,242             8,817
                                                                  -------           -------           -------           -------
       Income (loss) before gain on sales                            (993)             (757)             (215)              400
Gain (loss) on sales of real estate                                   (10)              (34)              154               (34)
                                                                  -------           -------           -------           -------
       Income (loss) from discontinued operations                 $(1,003)          $  (791)          $   (61)          $   366
                                                                  =======           =======           =======           =======

Depreciation expense is not recorded on properties held for sale. The effect of suspending depreciation was $59 and $0 for the three-month periods ended June 30, 2003 and 2002, and $132 and $39 for the six-month periods ended June 30, 2003, and 2002, respectively.

On July 11, 2003, the Company sold a property in Lancaster, Pennsylvania for $5,000. Prior to the sale, the property value was written down to reflect the estimated net sales proceeds and an impairment loss on properties held for sale of $1,430 was recognized and included in discontinued operations for the three and six-month periods ended June 30, 2003.

On July 17, 2003, the Company sold its hotel property located in Alpena, Michigan for $4,300. On August 4, 2003, the Company sold a property located in Canton, Michigan for $2,675. The Lancaster, Canton and Alpena properties have been classified as held for sale as of June 30, 2003 in the accompanying condensed consolidated financial statements.

Note 8. Gains on Foreign Currency Transactions and Sales of Real Estate:

2003

During the six-month period ended June 30, 2003, the Company recognized $497 in foreign currency transaction gains in connection with the transfer of cash from foreign operating subsidiaries to the parent company. The Company subsequently transferred the amounts received into a dollar-denominated bank account. As of June 30, 2003, the cumulative foreign currency translation adjustment included in accumulated other comprehensive income in shareholders' equity was a loss of $612.

In February 2003, the Company sold its property in Winona, Minnesota to the lessee, Peerless Chain Company ("Peerless") for $8,550, consisting of cash of $6,300 and notes receivable with an estimated fair value of $2,250, which mature between 2006 and 2008. The Company also received a note receivable from Peerless of approximately $1,700 for unpaid rents which was previously included in the allowance for uncollected rents. The Company recognized a gain on sale of approximately $46. The Company recognized an impairment charge of $4,000 on the Peerless property in 2002.

In March 2003, the Company sold its Schiller Park, Illinois property leased to Wozniak Industries, Inc. ("Wozniak") for $2,390 and recognized a gain on sale of approximately $101.

                              W. P. CAREY & CO. LLC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
           (dollars in thousands, except share and per share amounts)

In May 2003, the Company sold its Apache Junction, Arizona property for $425 and recognized a gain on sale of approximately $7.

The results of operations and gain from the sales of the Peerless, Wozniak and Arizona properties are included in "Discontinued Operations" for the three and six-month periods ended June 30, 2003 and 2002 (see Note 7).

2002

During the six-month period ended June 30, 2002, the Company sold six properties in Urbana, Illinois; Maumelle, Arkansas; Burnsville, Minnesota; Colville, Washington; McMinnville, Tennessee, and Casa Grande, Arizona for $10,455 and recognized a net gain on sales of $1,126. In addition, the Company sold its Los Angeles, California property for $24,000 and recognized a gain on sale of $11,160.

Note 9. Intangible Assets:

SFAS No. 142 "Goodwill and Other Intangibles," was adopted by the Company as of January 1, 2002. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets no longer be amortized and must be tested for impairment at least annually. Intangible assets acquired and liabilities assumed in business combinations are only amortized if such assets and liabilities are capable of being separated or divided and sold, transferred, licensed, rented or exchanged or arise from contractual or legal rights (including leases), and are amortized over their useful lives. Intangible assets are summarized as follows:

                                                        June 30, 2003                     December 31, 2002
                                                        -------------                     -----------------
                                             Gross Carrying      Accumulated       Gross Carrying     Accumulated
                                                  Amount         Amortization           Amount        Amortization
                                             ---------------     ------------      --------------     ------------
      Amortized intangible assets:
          Management contracts                   $ 59,814          ($21,887)          $ 59,135          ($18,543)
                                                 ========          ========           ========          ========

                                                           June 30, 2003           December 31, 2002
                                                           Net Carrying              Net Carrying
                                                              Amount                    Amount
                                                           -------------           -----------------
      Unamortized and indefinite-lived
          intangible assets:
          Trade name                                          $3,975                    $3,975
                                                              ======                    ======

Amortization was $3,343 and $3,653 for the six-month periods ended June 30, 2003 and 2002, respectively.

For each of the next five years amortization is as follows: $6,736 in 2004, $6,646 in 2005, $4,570 in 2006, $4,494 in 2007 and $2,759 in 2008.

Note 10. Stock Options and Restricted Stock:

The Company has elected to adopt the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." If stock-based compensation cost had been recognized based upon fair value at the date of grant for options and restricted stock awarded under the Company's share incentive plans and amortized to expense over their respective vesting periods in accordance with the provisions of SFAS No. 123, pro forma net income would have been as follows:

                              W. P. CAREY & CO. LLC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
           (dollars in thousands, except share and per share amounts)


                                                                      Three Months Ended June 30,       Six Months Ended June 30,
                                                                      ---------------------------       -------------------------
                                                                        2003               2002           2003                2002
                                                                        ----               ----           ----                ----
Net income as reported                                                $12,974             $23,592       $30,247             $37,321
Add: Stock based compensation included in net income as
   reported, net of related tax effects                                   482                 450           879                 781
Less: Stock based compensation determined under fair value
   based methods for all awards, net of related tax effects              (651)               (782)       (1,429)             (1,375)
                                                                      -------             -------       -------             -------
Pro forma net income                                                  $12,805             $23,260       $29,697             $36,727
                                                                      =======             =======       =======             =======
Net income per common share as reported
Basic                                                                 $   .35             $   .66       $   .83             $  1.05
Diluted                                                               $   .34             $   .65       $   .81             $  1.04
Pro forma net income per common share
Basic                                                                 $   .35             $   .65       $   .81             $  1.04
Diluted                                                               $   .34             $   .64       $   .79             $  1.02

For the six-months period ended June 30, 2003 and 2002, the changes in unearned compensation were as follows:

                                                                                2003                2002
                                                                                ----                ----
      Beginning of period                                                     $ 5,671             $ 4,454
      Issuance of shares                                                        3,579               3,870
      Forfeitures                                                                 (35)                (17)
      Compensation expense (amortization of unearned compensation)             (1,480)             (1,210)
                                                                              -------             -------
      End of period                                                           $ 7,735             $ 7,097
                                                                              =======             =======

For the six-months periods ended June 30, 2003 and 2002, restricted shares of $96 and $67, respectively, were issued to directors in consideration of services rendered.

During 2003, the Company adopted a non-qualified deferred compensation plan under which a portion of any participating officer's cash compensation in excess of designated amounts will be deferred and the officer will be awarded a Partnership Equity Plan Unit (" PEP Unit"). The value of each PEP Unit is intended to correspond to the value of a share of a CPA(R) REIT, designated at the time of such award. Redemption will occur at the earlier of a liquidity event of the underlying CPA(R) REIT or twelve years from the date of award. The award is fully vested upon grant, and the Company may terminate the plan at any time. The value of each PEP Unit will be adjusted to reflect the underlying appraised value of the CPA(R) REIT. Additionally, each PEP Unit will be entitled to a distribution equal to the distribution rate of the CPA(R) REIT. All issuances of PEP Units, changes in the value of PEP Units and distributions paid are included in compensation expense of the Company. Compensation expense under this plan for the three and six-month periods ended June 30, 2003 was $851.

Note 11. Accounting Pronouncements:

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

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company is expecting upon adoption in the third quarter of 2003 that it will consolidate Livho, Inc. in its financial statements but not any of its other equity investments. The Company's maximum loss exposure is the carrying value of its equity investments. The Company does not expect the adoptions of the provisions of FIN 46 to have a material effect on the Company's financial statements.

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

On May 30, 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity." SFAS No. 150 establishes standards to classify as liabilities certain financial instruments that are mandatorily redeemable or include an obligation to repurchase. Such financial instruments will be measured at fair value with changes in fair value included in the determination of net income. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating whether this will have an impact on the balance sheet.

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           (dollars in thousands, except share and per share amounts)

The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto as of June 30, 2003 of W. P. Carey & Co. LLC and its subsidiaries ("WPC") included in this quarterly report and WPC's Annual Report on Form 10-K for the year ended December 31, 2002. This quarterly report contains forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of WPC to be materially different from the results of operations or plans expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by WPC that the results or conditions described in such statements or the objectives and plans of WPC will be achieved. Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2002 provides a description of WPC's business objectives, strategies and risk factors which could affect future operating results.

CRITICAL ACCOUNTING POLICIES

Certain accounting policies are critical to the understanding of WPC's financial condition and results of operations. Management believes that an understanding of financial condition and results of operations requires an understanding of WPC's accounting policies.

The preparation of financial statements requires that management make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. For instance, WPC assesses its ability to collect rent and other tenant-based receivables and determines an appropriate allowance for uncollected amounts. Because fewer than 35 lessees represent more than 75% of annual rents, WPC believes that it is necessary to evaluate specific situations rather than solely use statistical methods. WPC generally recognizes a provision for uncollected rents and other tenant receivables which typically ranges between 0.5% and 2% of lease revenues (rental income and interest income from direct financings leases) and measures its allowance against actual rent arrearages and adjusts the percentage applied.

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

For the second step, WPC would determine the impairment charge by comparing the implied fair value of the goodwill with its carrying amount and record an impairment charge equal to the excess of the carrying amount over the fair value. The implied fair value of the goodwill is determined by allocating the estimated fair value of the management services segment to its assets and liabilities. The excess of the estimated fair value of the management services segment over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. WPC performs tests for impairment of its management services segment, the reportable unit of measurement, and concluded that the goodwill is not impaired.

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

WPC accounts for stock-based compensation using the intrinsic value method. Under the intrinsic method, compensation cost is measured as (i) the quoted market price of WPC's shares at the date of grant for restricted shares, and
(ii) the excess of, if any, the quoted market price at date of grant over the exercise price of the options granted. WPC accounts for its deferred compensation plans as variable plans, that is, changes in the underlying fair value of awards are included in compensation expense.

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

WPC consolidates its foreign subsidiaries. To the extent that these investments and subsidiaries account for their financial position and results of operations in a functional currency other than U.S. dollars, it is necessary for the Company to translate from the functional currency to U.S. dollars. The functional currency is the currency of the primary economic environment in which the real estate investments or subsidiary operates. The translation of the functional currency for assets and liabilities uses the current exchange rate as of the balance sheet date and for revenues and expenses uses a weighted average exchange rate during the period. Gains and losses resulting from foreign currency translation adjustments are reported as a component of other comprehensive income as part of shareholders' equity.

Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is a foreign currency transaction gain or loss that generally is included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss measured from the transaction date or the most recent intervening balance sheet date, whichever is later, realized upon settlement of a foreign currency transaction generally is included in net income from the period in which the transaction is settled. Foreign currency transactions are not included in determining net income but are accounted for in the same manner as foreign currency translation adjustments and reported as a component of other comprehensive income as part of shareholders' equity if (i) they are designated as, and are effective as, economic hedges of a net investment and (ii) are intercompany foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in the Company's financial statements.

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

RESULTS OF OPERATIONS:

WPC is engaged in two reportable operating segments, real estate operations and management services, primarily as the Advisor to four affiliated real estate investment trusts (the "CPA(R) REITs"). WPC reported net income of $12,974 and $23,592 for the three-month periods ended June 30, 2003 and 2002, respectively, and net income of $30,247 and $37,321 for the six-month periods ended June 30, 2003 and 2002, respectively. Net income for the three-month and six-month periods ended June 30, 2002 included gains on the sale of properties of $11,147 and $12,296, respectively, and included a $11,160 gain from the sale of a property in Los Angeles, California.

The $775 increase in income from continuing operations before gain on sale of real estate for the comparable three-month periods ended June 30, 2003 and 2002 was due to increases in other income and income from equity investments ("equity income"), a decrease in the provision for income taxes, and, to a lesser extent, gains on foreign currency transactions and a decrease in amortization of intangible assets. This was partially offset by a decrease in management income, an increase in general and administrative expenses and, to a lesser extent, a decrease in lease revenues. The $5,683 increase in income from continuing operations before gain on sale of real estate for the comparable six-month periods ended June 30, 2003 and 2002 was due primarily to an increase in management income and other income and, to a lesser extent, an increase in equity income. This was partially offset by an increase in the provision for income taxes, an increase in general and administrative and property expenses, and a decrease in lease revenues. The results for the six-month period ended June 30, 2003 reflect a continued trend of the change in the composition of revenue and earnings from WPC's business segments reflecting the growth in the revenues and net operating income of management services operations.

Net operating income from real estate operations (income before gains and losses, income taxes, minority interest, and discontinued operations) increased to $10,541 from $9,601 and to $21,126 from $18,960, respectively, for the comparable three and six-month periods ended June 30, 2003 and 2002. The increase for the comparable three and six-month periods is due primarily to an increase in other income, equity income and gains on foreign currency transactions of $497 and was partially offset by a decrease in lease revenues and an increase in property expenses.

Other income generally consists of lease termination payments and other non-rent related revenues from real estate operations including, but not limited to, settlements of claims against former lessees. WPC receives settlements in the ordinary course of business; however, the timing and amount of such settlements cannot always be estimated. The Gap, Inc. vacated the property when the lease expired in February 2003 and WPC received a lease termination settlement of $2,250 in March 2003. During the three-month period ended June 30, 2003, WPC also received approximately $830 in distributions from bankruptcy claims against former tenants.

The increase in equity income for the comparable three and six-month periods was due primarily to the conversion of WPC's ownership interest in the operating partnership of MeriStar Hospitality Corporation from operating partnership units to shares of MeriStar's publicly-traded common stock in 2003, and the acquisition, in December 2002, of a jointly controlled tenancy-in-common interest in the Hologic, Inc. properties. For the three and six-month periods ended June 30, 2002, WPC recorded losses from the MeriStar investment of $171 and $498, respectively. WPC now accounts for its investment in common stock of MeriStar as an available-for-sale security and, therefore, is no longer recognizing its share of MeriStar's reported net income or loss. For the three-month and six-month periods ended June 30, 2003 the Hologic investment contributed $125 and $341, respectively, of equity income. In July 2003, WPC contributed $1,496 to an equity investee which used this contribution along with a contribution from the general partner to pay off a mortgage loan, and solely as a result, WPC's annual cash distributions from this investment will increase by $247.

For the three and six-month period ended June 30, 2003, WPC recognized $497 in foreign currency transaction gains in connection with the transfer of cash from foreign operating subsidiaries, which own properties in France, to the parent company. The cash received was subsequently converted into dollars.

Lease revenues decreased by $560 and $1,281 for the comparable three and six-month periods, respectively, as a result of several lease terminations and expirations, including leases with Thermadyne Holdings, Inc. and Pillowtex, Inc. in 2002, and The Gap in 2003. In August 2002, WPC contributed its 33.93% tenancy-in-common interest in properties leased to Childtime Childcare, Inc. into a limited partnership, with CIP(R) as the general partner. As a

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           (dollars in thousands, except share and per share amounts)

result of contributing the Childtime interest into the limited partnership, the investment in the Childtime properties is now being accounted for as an equity investment. Annual rents from the Childtime properties were $440. This change in presentation had no effect on net income. The Gap lease, which expired in January 2003, provided annual rents of $2,205. Livho, Inc. operates a Holiday Inn in Livonia, Michigan and its ability to pay rent has been negatively affected by current economic conditions in its market. As a result, its annual rent for 2003 has been reduced by $720. Lease revenues benefited from a new lease with BE Aerospace on a property purchased during the third quarter of 2002 as well as several rent increases on existing leases. Current annual rentals from the BE Aerospace lease is $1,421. In connection with its annual evaluation of direct financing leases in 2002, the rates of return on several direct financing leases were revised so that interest income from direct financing leases for financial reporting purposes in 2003 will decrease by approximately $1,100; however this change will not have any effect on operating cash flow, as contractual rent from the underlying lessees is not affected by the change in accounting estimate.

Based on current market rentals, WPC does not expect the rents for any new leases on the The Gap property to reach the level that was paid by The Gap. Management believes that the prospects for leasing the The Gap property on a long-term basis are good; however, it may take up to two years to remarket the entire property. WPC entered into a 10-year lease with Alstom Power, Inc., effective June 1, 2003 for 118,000 square feet at the former Gap facility (approximately 16% of the leasable space) at an annual rent of $287 plus an approximate 16% share of property expenses. Future operating cash flow will also benefit from a new eight-year lease signed with a tenant at WPC's Pantin, France property with annual rents of $210, as well as a number of renewals on existing leases, including five-year renewals with Verizon Communications, Inc. and Lockheed Martin with annual rents totaling $1,689.

In addition to the impact of the expiration of The Gap lease and the change in Livho rents, future operating cash flow will be affected by lease terminations as well as the sales of properties. In February 2003, WPC sold its property leased to Peerless Chain Company. Annual rental income under the Peerless lease was $1,658; however, due to its financial difficulties, Peerless was only able to pay a portion of its rent. In connection with the sale of the property, Peerless has agreed to pay $1,700 of its rent arrearage in installments over several years. In March 2003 WPC sold its property leased to Wozniak, Inc. The Wozniak lease, which provided annual rent of $497, was scheduled to expire in December 2003. In consideration for agreeing to the early termination of Wozniak lease, WPC received a settlement payment of $290. In July 2003, WPC sold its Lancaster, Pennsylvania property leased to Datcon Instrument Company. Annual rental income under the Datcon lease was $680. The results from these properties are reflected in discontinued operations in the accompanying condensed consolidated financial statements.

Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets" requires that for disposal activities initiated after January 1, 2002, including the sale of properties, the revenues and expenses relating to the assets held for sale or sold be presented as a discontinued operation for all periods presented in the financial statements. Because WPC sells properties in the ordinary course of business, and may reinvest the proceeds of sale to purchase new properties, WPC evaluates its ability to fund distributions to shareholders by considering the combined effect of income from continuing operations and discontinued operations. WPC incurred a loss from discontinued operations of $1,003 and $791 for the comparable three-month periods and a loss of $61 and income of $366 for the comparable six-month periods. The results from discontinued operations for the three and six-month periods ended June 30, 2003 and 2002 included non-cash impairment losses on properties held for sale of $1,430 and $4,321,respectively.

WPC continues to closely monitor the financial condition of several lessees which it believes have been affected by current economic conditions and other trends. Such lessees include America West Holding Corp., which represents 4% of lease revenues. America West, an air carrier, has obtained a government guarantee of its financing and its financial prospects remain uncertain; however, it reported net income for the quarter ended June 30, 2003.

Property expenses increased by $380 and $1,247 for the comparable three and six-month periods. The increase in property expenses was due primarily to increases in operating and maintenance expenses. The increases are the result of the termination of the Thermadyne lease, the restructuring of the Faurecia Exhaust Systems, Inc. lease in 2002 and the expiration of The Gap lease, as WPC now incurs most of such costs at these properties. WPC attempts to remarket the property as a single-tenant net lease property; however, there is often a greater likelihood of re-leasing the property as a multi-tenant property. While WPC considers single-tenant net leasing to be its core

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           (dollars in thousands, except share and per share amounts)

business, several net leases have expired and the number of multi-tenant and operating properties in its portfolio has increased.

Net operating income from WPC's management services operations for the three and six-month periods ended June 30, 2003, was $5,779 and $18,503 as compared with $7,961 and $12,738 for the three and six-month periods ended June 30, 2002. The decrease for the comparable three-month periods is primarily the result of a decrease in transaction fees earned and an increase in general and administrative expenses. This was partially offset by an increase in asset-based management fees earned, and a decrease in the provision for income taxes and amortization of intangibles. The increase for the comparable six-month periods is due to an increase in both transaction and asset-based fees and, to a lesser extent, a decrease in amortization of intangibles. This was partially offset by increases in general and administrative expense and the provision for income taxes.

Total revenues earned by the management services operations for the three and six-month periods ended June 30, 2003 were $17,178 and $42,971, respectively, compared with $18,598 and $32,083 for the periods ended June 30, 2002. Transaction fees were $3,598 and $17,060 for the three and six-month periods ended June 30, 2003 compared with $7,546 and $13,297 for the three and six-month periods ended June 30, 2002. Asset-based fees and reimbursements were $13,581 and $25,911 for the three and six-month periods ended June 30, 2003 and $11,052 and $18,786 for the three and six-month periods ended June 30, 2002.

Transaction fees include fees from structuring acquisitions and financing on behalf of the CPA(R) REITs. WPC structured $59,000 and $332,000 of acquisitions for the three-month and six-month periods ended June 30, 2003 as compared with $169,000 and $288,000 for the three-month and six-month periods ended June 30, 2002. Acquisition activity is subject to seasonal fluctuations, and usually the second quarter has the least activity and the fourth quarter the most. Currently, WPC is evaluating a number of proposed transactions on behalf of the CPA(R) REITs and the CPA(R) REITs have significant cash balances available for investments. As of August 1, 2003, the CPA(R) REITs have approximately $420,000 available for investment. Such funds combined with mortgage financing provide the capacity for CPA(R) REIT acquisition activity for the year to meet or exceed last year's activity of approximately $1,000,000; however, there is no assurance that the same level will be achieved for a sustained period. The increase in asset-based fees resulted from an increase in the asset base of the CPA(R) REITs over the past year and that growth is also directly related to the ability of the CPA(R) REITs to complete acquisitions.

The asset-based management income includes fees based on the appraised value of real estate assets under management of three of the CPA(R) REITs and the historical cost of the real estate owned by Corporate Property Associates 15 Incorporated ("CPA(R):15"). Based on assets under management of the CPA(R) REITs as of June 30, 2003, annualized management and performance fees under the advisory agreements are approximately $36,950. As the real estate asset bases of Corporate Property Associates 14 Incorporated ("CPA(R):14") and CPA(R):15 continue to increase, management and performance fees are expected to continue to increase. CPA(R):14 completed a public offering in 2001 and still has cash that it raised from its offering that is available for investment. CPA(R):15 fully subscribed its initial $400,000 "best efforts" public offering in November 2002, and in August 2003 completed a second "best efforts" public offering which raised approximately $600,000. Management believes that the CPA(R) REITs are benefiting from several trends including the increasing use of sale-leaseback transactions by corporations as an alternative source of financing and individual investors seeking income-oriented investments. WPC cannot predict how long either trend will continue because much of it is determined by factors which are beyond the control of the Company.

The increase in general and administrative costs for the comparable three and six-month periods was due primarily to an increase in personnel-related costs attributable to the growth of the management services operations. A portion of personnel charges is directly related to CPA(R) REIT capital raising and transactions activities and the increase in these activities has directly contributed to the increase in personnel-related costs. The portion of personnel costs necessary to administer the CPA(R) REITs is reimbursed to WPC by the CPA(R) REITs and is included in management income. Reimbursement for personnel-related costs for the three-month and six-month periods ended June 30, 2003 was $1,950 and $4,021, respectively, compared with $1,717 and $3,109 for the three-month and six-month periods ended June 30, 2002. During 2003 WPC adopted a deferred compensation plan in which a portion of any officer's cash compensation in excess of designated amounts will be deferred with an award of share equivalents in CPA(R) REITs. WPC believes that the awarding of the share equivalents along with the shares of CPA(R) REITs owned by WPC will further align the interests of WPC's officers and the REIT shareholders. This is also intended to benefit

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           (dollars in thousands, except share and per share amounts)

WPC as its ability to raise capital for advised entities is affected by the advisor's efforts to increase value on behalf of CPA(R) REIT shareholders. The decrease in amortization for the comparable three and six-month periods ended June 30, 2003 and 2002, was due to certain intangible assets becoming fully amortized during the fourth quarter 2002 and second quarter of 2003.

The provision for current and deferred income tax expense for the three-month period ended June 30, 2003 decreased by $1,072 from the three-month period ended June 30, 2002 as a result of the decrease in net operating income from management services operations. For the comparable six-month periods ended June 30, 2003 and 2002, the provision for current and deferred income tax expense increased by $3,047 as a result of an increase in the net operating income from management services operations. Approximately 90% of management revenues are earned by a taxable, wholly-owned subsidiary, and income tax expense is most affected by its earnings.

For the three and six-month periods ended June 30, 2003, WPC recognized $429 and $600 of development fee management income compared with $69 for the comparable three and six-month periods ended June 30, 2002, in connection with managing the construction of a public high school in Los Angeles, California, which is accounted for under the percentage completion method of accounting.

WPC formed Corporate Property Associates 16 Incorporated ("CPA(R):16") in June 2003 and has filed a registration statement for a public offering to raise up to $1,000,000 on a "best efforts" basis, with WPC as the advisor to CPA(R):16. In addition, WPC has formed Corporate Property Associates International Incorporated ("CPAI") in July 2003 and filed a registration statement for a public offering of $250,000, also on a "best efforts" basis. CPAI is advised by
W. P Carey International LLC ("WPCI"), a majority-owned subsidiary of WPC. WPC expects both of these offerings to commence this year. If these offerings are successful and the funds raised are fully invested, they will enable WPC to sustain the growth of transaction fee income and increase assets under management.

On April 1, 2003, WPC increased its ownership interest in WPCI through WPCI's redemption of William Polk Carey's 90% interest. Mr. Carey is the Chairman of WPC. As part of this transaction, WPC acquired a full interest in certain asset-based fees in which it previously had a 50% interest. This will increase annual fees by more than $200. Through this transaction, WPC also acquired the exclusive right to structure net lease transactions outside of the United States of America on behalf of the CPA(R) REITs. Through its majority interest in WPCI, WPC will fully benefit from the CPAI offering. As an incentive to promote the growth and profitability of foreign net lease transactions, certain officers of WPCI have been granted restricted equity interests in the subsidiary.

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

Cash flows from operating activities and distributions received from equity investments for the six-month period ended June 30, 2003 of $38,329 were sufficient to fund dividends to shareholders of $31,219. Annual cash flow from operations is projected to fund distributions; however, operating cash flow may fluctuate on a quarterly basis due to the timing of certain compensation costs that are paid in the first quarter and the timing of the receipt of transaction-related fees. In January 2003, WPC received its annual installment of deferred acquisition fees of $1,495 in connection with structuring transactions on behalf of CPA(R):12 and CPA(R):14. The installment which will be payable in January 2004 is expected to be approximately $5,780, and is scheduled to include an initial installment from CPA(R):15. The installments are subject to certain subordination provisions. Based on the CPA(R) REIT's results as of June 30, 2003, WPC does not expect any of the scheduled payments to be deferred. Installments are applied to amounts due from affiliates when received.

Investing activities included using $925 for capital expenditures at existing properties. WPC also received $8,958 in connection with the sale of three properties. A portion of the proceeds from the sales was used to pay down a portion of WPC's credit facility balance. In January 2003, WPC paid an installment of deferred acquisition fees of $524 to WPC's former management company relating to 1998 and 1999 property acquisitions. In connection with the acquisition of W.P. Carey International LLC in April 2003, WPC acquired $1,300 in cash.

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           (dollars in thousands, except share and per share amounts)

In addition to paying dividends to shareholders, WPC's financing activities for the six-month period ended June 30, 2003 included reducing its outstanding balance of its credit facility by $21,000, paying off $1,615 in limited recourse mortgage financing on its Broomfield, Colorado property and making scheduled principal payment installments of $4,324 on existing mortgages. WPC uses limited recourse mortgages as a substantial portion of its long-term financing because a lender of a limited recourse mortgage loan has recourse only to the properties collateralizing its loan and not to any of WPC's other assets. As of June 30, 2003, approximately 50% of its properties are unencumbered with mortgage debt. WPC also raised $4,455 from the issuance of shares primarily through WPC's dividend reinvestment and stock purchase plan. WPC issued additional shares pursuant to its merger agreement for the management services operations (400,000 shares valued at $8,910 were issued during the six-month period ended June 30, 2003 based on meeting one of the performance criteria as of December 31, 2002). In connection with the WPCI transaction, WPC cancelled 54,765 shares which had been held by the subsidiary. WPCI also has a payable as of June 30, 2003 of $1,898 to William Polk Carey in connection with the redemption of his interests.

WPC has a revolving credit agreement which provides for an $185,000 line of credit and with a one-time right to increase the commitment to up to $225,000. The revolving credit agreement has financial covenants that require WPC to maintain a minimum equity value and to meet or exceed certain operating and coverage ratios. As advances on the credit facility are not restricted, WPC believes that the remaining capacity on the credit line allows WPC to meet its liquidity needs on a short-term basis, if necessary. The credit agreement matures in March 2004 and WPC believes that renewing the facility after the current term is likely. As of June 30, 2003, WPC has $157,000 of unused capacity under the credit facility. Amounts drawn on the credit facility bear interest at a rate indexed to the London Inter-Bank Offered Rate. As of August 8, 2003 the annual interest rate on the outstanding balance of $32,000 is approximately 2.34%. Because WPC has substantially paid down the balance on its credit facility, it will not be significantly affected by an increase in interest rates. Amounts outstanding under the credit facility bear interest at a variable rate. Based on the current outstanding balance, each increase of 1% in the base rate would increase WPC's annual interest obligations by $320 and would not have a material effect on the results of operations.

WPC expects to meet its capital requirements to fund future property acquisitions, construction costs on build-to-suit transactions, any capital expenditures on existing properties and scheduled debt maturities on limited recourse mortgages through use of its cash reserves or unused amounts on its credit facility. WPC expects to renew its credit facility when its term expires in March 2004. WPC may issue additional shares in connection with purchases of real estate when it is consistent with the objectives of the seller. WPC is expected to incur capital expenditures on various properties throughout 2003 of approximately $5,900, primarily related to tenant leasehold improvements, and for property improvements and upgrades to enhance a property's cash flow, marketability for re-leasing or sale. This includes approximately $1,700 in funding for the renovation of the restaurant and bar at the Livonia hotel, which when completed is expected to improve cash flow at the property and $1,010 for the expected environmental costs to prepare the Red Bank property for sale to a third party. Additionally, commitments for capital expenditures on the Livonia hotel are currently estimated to be $3,500 under a product improvement plan requirement necessary to renew the franchise license with Holiday Inn. The funds are expected to be used over a three-year period beginning in the second half of 2004. WPC is evaluating redevelopment plans for the Broomfield property but has not determined the cost of such redevelopment.

In the case of limited recourse mortgage financing that does not fully amortize over its term or is currently due, WPC is responsible for the balloon payment only to the extent of its interest in the encumbered property because the holder has recourse only to the collateral. In the event that balloon payments come due, WPC may seek to refinance the loans, restructure the debt with the existing lenders or evaluate its ability to satisfy the obligation from its existing resources including its revolving line of credit, to satisfy the mortgage debt. To the extent the remaining initial lease term on any property remains in place for a number of years beyond the balloon payment date, WPC believes that the ability to refinance balloon payment obligations is enhanced. WPC also evaluates all its outstanding loans for opportunities to refinance debt at lower interest rates that may occur as a result of decreasing interest rates or improvements in the credit rating of tenants. There are $2,500 and $16,700 in scheduled balloon payments on limited recourse mortgage notes due in 2003 and 2004, respectively. WPC believes it has sufficient resources to pay off the loans in the event they are not refinanced. In addition, 76% of WPC's outstanding mortgage

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           (dollars in thousands, except share and per share amounts)

debt has fixed rates of interest that will partially protect WPC from increases in market rates from near-historical lows.

OFF-BALANCE SHEET AND AGGREGATE CONTRACTUAL AGREEMENTS

WPC has provided a guarantee of $2,000 related to a development project in Los Angeles, California.

A summary of WPC's obligations, commitments and guarantees under contractual arrangements are as follows:

(in thousands)                           Total          2003        2004          2005        2006         2007        Thereafter
--------------                           -----          ----        ----          ----        ----         ----        ----------
Obligations:
    Mortgage notes payable              $183,830      $ 6,966      $25,399      $ 8,261      $24,895      $ 14,605      $103,704
    Unsecured note payable                28,000                    28,000
    Deferred acquisition fees              2,233                       524          524          524          524           137
Commitments and Guarantees:
    Capital improvements                   3,500                       500        1,500        1,500
    Development project                    2,000                     2,000
    Share of minimum rents
      payable under office cost-
      sharing agreement                    1,374          211          423          423          317
                                        --------      -------      -------      -------      -------      --------      --------
                                        $220,937      $ 7,177      $56,846      $10,708      $27,236      $ 15,129      $103,841
                                        ========      =======      =======      =======      =======      ========      ========

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

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. WPC expects upon adoption in the third quarter of 2003 that it will consolidate Livho, Inc. in its financial statements but not any of its other equity investments. WPC's maximum loss exposure is the carrying

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           (dollars in thousands, except share and per share amounts)

value of its equity investments. WPC does not expect the adoption of the provisions of FIN 46 to have a material effect on its financial statements.

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

On May 30, 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity." SFAS No. 150 establishes standards to classify as liabilities certain financial instruments that are mandatorily redeemable or include an obligation to repurchase. Such financial instruments will be measured at fair value with changes in fair value included in the determination of net income. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. WPC is currently evaluating whether this will have an impact on the financial statements.

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

$140,338 of WPC's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of June 30, 2003 ranged from 2.34% to 6.44%. The interest on the fixed rate debt as of June 30, 2003 ranged from 6.11% to 9.13%.

Advances from the line of credit bear interest at an annual rate of either (i) the one, two, three or six-month LIBOR, plus a spread which ranges from 0.6% to 1.45% depending on leverage or corporate credit rating or (ii) the greater of the bank's Prime Rate and the Federal Funds Effective Rate, plus .50%, plus a spread of up to .125% depending on WPC's leverage.

                       2003          2004          2005         2006         2007        Thereafter       Total      Fair Value
                       ----          ----          ----         ----         ----        ----------       -----      ----------
Fixed rate debt       $6,187       $23,595       $6,415       $22,814       $12,293       $69,034       $140,338      $144,233
Weighted average
    interest rate       7.84%         8.03%        7.43%         7.25%         7.14%         7.25%
Variable rate debt    $  779       $29,804       $1,846       $ 2,081       $ 2,312       $34,670       $ 71,492      $ 71,492

WPC conducts business in France. The foreign operations and foreign currency translation gains and losses have not been material. Accordingly, WPC is subject to foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies and this may affect our future costs and cash flows; however, exchange rate movements to date have not had a significant effect on WPC's financial position or results of operations. For the three and six-month period ended June 30, 2003, WPC recognized $497 in foreign currency transaction gains in connection with the transfer of cash from foreign operating subsidiaries to the parent company. The cumulative foreign currency translation adjustment reflects a loss of $612. The cash received was subsequently converted into dollars. To date, WPC has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 4. - CONTROLS AND PROCEDURES

The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of June 30, 2003.

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

                              W. P. CAREY & CO. LLC

                                     PART II

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual Shareholders' meeting was held on June 10, 2003, at which time a vote was taken to elect the Company's directors through the solicitation of proxies. The following directors were elected for a three-year term:

         Name Of Director              Total Shares Voting     Shares Voting Yes     Shares Voting No
         ----------------              -------------------     -----------------     ----------------
         William P. Carey                  31,841,862              31,615,712            226,150
         Dr. Lawrence R. Klein             31,841,862              31,524,661            317,201
         Nathaniel S. Coolidge             31,841,862              31,552,069            289,793
         Charles C. Townsend, Jr.          31,841,862              31,610,188            231,674

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      31.1  Certification of Co-Chief Executive Officers

      31.2  Certification of Chief Financial Officer

      32.1 Certification of Co-Chief Executive Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K:

      During the quarter ended June 30, 2003, the Company filed a report on Form 8-K dated April 29, 2003 under Item 7, "Financial Statements and Exhibits" and Item 12, "Results of Operation and Financial Condition."

                              W. P. CAREY & CO. LLC

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             W. P. CAREY & CO. LLC


        8/12/2003                       By:   /s/ John J. Park
        ---------                            -----------------------------------
           Date                                   John J. Park
                                                  Managing Director and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)


        8/12/2003                       By:   /s/ Claude Fernandez
        ---------                            -----------------------------------
           Date                                   Claude Fernandez
                                                  Managing Director and
                                                  Chief Accounting Officer
                                                  (Principal Accounting Officer)