Form 10-Q
period 2003-09-30
CAREY W P & CO LLC
filed 2003-11-12
CIK 1025378

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

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

                         REGISTRANT'S TELEPHONE NUMBERS:

                        INVESTOR RELATIONS (212) 492-8920

                                 (212) 492-1100

                            -------------------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ].

      W. P. Carey & Co. LLC has 36,724,405 Listed Shares, no par value outstanding at November 7, 2003.

                              W. P. CAREY & CO. LLC

                                      INDEX

                                                                                      Page No.
                                                                                      --------
PART I

 Item 1. - Financial Information*

              Condensed Consolidated Balance Sheets as of September 30, 2003
              and December 31, 2002                                                       2

              Condensed Consolidated Statements of Income for the
              three and nine months ended September 30, 2003 and 2002                    3-4

              Condensed Consolidated Statements of Comprehensive Income
              for the three and nine months ended September 30, 2003 and 2002              4

              Condensed Consolidated Statements of Cash Flows for the
              nine months ended September 30, 2003 and 2002                              5-6

              Notes to Condensed Consolidated Financial Statements                      7-17

Item 2. - Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                      18-29

Item 3. - Quantitative and Qualitative Disclosures About Market Risk                      30

Item 4. - Controls and Procedures                                                         30

PART II - Other Information

Item 4. - Submission of Matters to a Vote of Security Holders                             31

Item 6. - Exhibits and Reports on Form 8-K                                                31

Signatures                                                                                32


*The summarized condensed consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

                              W.P. CAREY & CO. LLC

                                     PART I
                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                                          September 30, 2003   December 31, 2002
                                                                                          ------------------   -----------------
                                                                                              (Unaudited)            (Note)
                                                                                              -----------            ------
                  ASSETS:

Real estate leased to others:
  Real estate leased to others under the operating method, net of accumulated
    depreciation of $48,122 and $41,716 at September 30, 2003 and December 31, 2002               $ 415,120       $ 432,556
  Net investment in direct financing leases                                                         183,992         189,339
                                                                                                  ---------       ---------
       Real estate leased to others                                                                 599,112         621,895
Operating real estate, net of accumulated depreciation of $1,665 at December 31, 2002                     -           4,056
Real estate under construction and redevelopment                                                      3,921           3,581
Equity investments                                                                                   69,442          67,742
Assets held for sale                                                                                 22,865          22,158
Cash and cash equivalents                                                                            17,047          21,304
Due from affiliates                                                                                  51,406          40,241
Goodwill                                                                                             49,874          49,874
Intangible assets, net of accumulated amortization of $23,574 and $18,543
   at September 30, 2003 and December 31, 2002                                                       40,215          44,567
Other assets                                                                                         27,196          18,106
                                                                                                  ---------       ---------
      Total assets                                                                                $ 881,078       $ 893,524
                                                                                                  =========       =========

              LIABILITIES, MINORITY INTEREST AND MEMBERS' EQUITY:

Liabilities:
Mortgage notes payable                                                                            $ 177,118       $ 186,049
Notes payable                                                                                        28,000          49,000
Dividends payable                                                                                    15,925          15,486
Accounts payable and accrued expenses                                                                16,237          19,250
Due to affiliates                                                                                     2,795          12,874
Accrued taxes                                                                                         9,742           5,285
Deferred taxes, net                                                                                  28,576          19,763
Other liabilities                                                                                    13,665          13,445
                                                                                                  ---------       ---------
      Total liabilities                                                                             292,058         321,152
                                                                                                  ---------       ---------
Minority interest                                                                                     1,740           1,484
                                                                                                  ---------       ---------
Commitments and contingencies

Members' equity:
Listed shares, no par value; 36,691,584 and 35,944,110 shares issued
  and outstanding at September 30, 2003 and December 31, 2002                                       708,072         690,594
Dividends in excess of accumulated earnings                                                        (115,175)       (111,970)
Unearned compensation                                                                                (6,543)         (5,671)
Accumulated other comprehensive income (loss)                                                           926          (2,065)
                                                                                                  ---------       ---------
    Total members' equity                                                                           587,280         570,888
                                                                                                  ---------       ---------
    Total liabilities, minority interest and members' equity                                      $ 881,078       $ 893,524
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

                              W. P. CAREY & CO. LLC

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               (in thousands, except per share and share amounts)

                                                                    Three Months Ended                  September 30,
                                                                        September 30,                 Nine Months Ended
                                                                        -------------                 -----------------
                                                                      2003           2002             2003            2002
                                                                      ----           ----             ----            ----
Revenues:
   Management income from affiliates                                $  26,197       $  18,669       $  69,168       $  50,752
   Rental income                                                       11,355          11,601          34,274          34,715
   Interest income from direct financing leases                         5,210           5,493          15,538          16,884
   Other income                                                           595             390           4,552             914
   Other interest income                                                  654             404           1,861           1,237
   Revenue from other business operations                                 166              46             766             116
                                                                    ---------       ---------       ---------       ---------
                                                                       44,177          36,603         126,159         104,618
                                                                    ---------       ---------       ---------       ---------
Expenses:
   Interest                                                             3,687           4,103          11,512          12,271
   Depreciation                                                         2,718           2,561           7,994           7,538
   Amortization                                                         1,693           2,310           5,603           6,930
   General and administrative                                          12,102          10,063          34,983          26,737
   Property expenses                                                    1,607           2,163           5,299           4,739
   Charge on extinguishment of debt                                       350               -             350               -
   Impairment charge on real estate and investments                       560               -             832              --
                                                                    ---------       ---------       ---------       ---------
                                                                       22,717          21,200          66,573          58,215
                                                                    ---------       ---------       ---------       ---------
      Income from continuing operations before minority interest,
        equity investments, gains (losses) and income taxes            21,460          15,403          59,586          46,403

Minority interest in (income) loss                                         22               3             (69)             47
Income from equity investments                                          1,099             454           3,171           1,083
Gain on foreign currency transactions and sale of securities              156               -             653              94
                                                                    ---------       ---------       ---------       ---------
     Income from continuing operations before income taxes and
        gain on sale of real estate                                    22,737          15,860          63,341          47,627
Provision for income taxes                                             (8,717)         (4,016)        (19,045)        (11,296)
                                                                    ---------       ---------       ---------       ---------
     Income from continuing operations before gain on sale
        of real estate                                                 14,020          11,844          44,296          36,331
                                                                    ---------       ---------       ---------       ---------
Discontinued operations:
     Income from operations of discontinued properties                    184           1,409           1,431           6,269
     Gain on sale of real estate                                          393           2,443             547           2,409
     Impairment charge on properties held for sale                       (550)         (2,703)         (1,980)         (7,024)
                                                                    ---------       ---------       ---------       ---------
       Income (loss) from discontinued operations                          27           1,149              (2)          1,654
                                                                    ---------       ---------       ---------       ---------
 Gain (loss) on sale of real estate                                         -              (8)              -          12,322
                                                                    ---------       ---------       ---------       ---------
     Net income                                                     $  14,047       $  12,985       $  44,294       $  50,307
                                                                    =========       =========       =========       =========

                                 -- Continued --

                              W. P. CAREY & CO. LLC

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               (in thousands, except per share and share amounts)
                                   (continued)

                                                      Three Months Ended                         Nine Months Ended
                                                          September 30,                          September 30,
                                                          -------------                          -------------
                                                    2003                  2002                2003              2002
                                                    ----                  ----                ----              ----
Basic earnings per share:
     Earnings from continuing operations        $          .38      $          .33      $         1.21      $         1.37
     Earnings from discontinued operations                   -                 .03                   -                 .04
                                                --------------      --------------      --------------      --------------
             Net income                         $          .38      $          .36      $         1.21      $         1.41
                                                ==============      ==============      ==============      ==============
Diluted earnings per share:
     Earnings from continuing operations        $          .37      $          .33      $         1.17      $         1.35
     Earnings from discontinued operations                   -                 .03                   -                 .04
                                                --------------      --------------      --------------      --------------
             Net income                         $          .37      $          .36      $         1.17      $         1.39
                                                ==============      ==============      ==============      ==============

Weighted average shares outstanding:
             Basic                                  36,650,893          35,829,687          36,511,621          35,573,981
                                                ==============      ==============      ==============      ==============
             Diluted                                38,239,815          36,423,026          37,728,358          36,173,636
                                                ==============      ==============      ==============      ==============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      CONDENSED CONSOLIDATED STATEMENTS OF
                        COMPREHENSIVE INCOME (UNAUDITED)
                                 (in thousands)

                                                                   Three Months Ended          Nine Months Ended
                                                                       September 30,              September 30,
                                                                       -------------              -------------
                                                                  2003           2002           2003          2002
                                                                  ----           ----           ----          ----
Net income:                                                     $ 14,047       $ 12,985       $ 44,294      $ 50,307
                                                                --------       --------       --------      --------
Other comprehensive income:
        Change in unrealized gain on marketable securities         1,549            (20)         2,389           (35)
        Foreign currency translation adjustment                     (103)           (68)           602           820
                                                                --------       --------       --------      --------
             Other comprehensive income (loss)                     1,446            (88)         2,991           785
                                                                --------       --------       --------      --------

             Comprehensive income                               $ 15,493       $ 12,897       $ 47,285      $ 51,092
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

                             W. P. CAREY & CO. LLC
           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                                  Nine Months Ended
                                                                                                     September 30,
                                                                                                     -------------
                                                                                               2003             2002
                                                                                               ----             ----
Cash flows from operating activities:
       Net income                                                                            $  44,294       $  50,307
       Adjustments to reconcile net income to net cash
             provided by continuing operating activities:
             Income from discontinued operations, including gain on sale                        (1,978)         (8,678)
             Depreciation and amortization                                                      14,256          15,091
             Unrealized gain on foreign currency transactions                                     (133)              -
             Charge on extinguishment of debt                                                      350               -
             Gain on sale of real estate and securities, net                                         -         (12,416)
             Minority interest in income (loss)                                                     69             (47)
             Straight-line rent adjustments and amortization of deferred income                    (57)           (569)
             Equity income in excess of distributions                                              (13)            (62)
             Management income received in shares of affiliates                                (13,669)         (9,933)
             Costs paid by issuance of shares                                                      160             181
             Amortization of unearned compensation                                               2,662           2,174
             Impairment charges on securities, real estate and properties held for sale          2,812           7,024
             Tax benefit - share incentive plans                                                 2,470           1,177
             Increase in deferred income taxes                                                   8,522           7,920
             Increase in structuring fees receivable                                           (11,365)         (9,527)
             Deferred acquisition fees received                                                  1,495             916
             Net change in other operating assets and liabilities                               (7,720)          4,592
                                                                                             ---------       ---------
             Net cash provided by continuing operations                                         42,155          48,150
             Net cash provided by discontinued operations                                        1,854           5,163
                                                                                             ---------       ---------
                      Net cash provided by operating activities                                 44,009          53,313
                                                                                             ---------       ---------

Cash flows from investing activities
       Distributions received from equity investments in excess of equity income                 2,177           2,473
       Contributions to equity investments                                                      (1,496)              -
       Capital distributions received from equity investments                                    6,582           1,255
       Proceeds from sale of property and investments                                           20,422          48,514
       Release of funds from escrow in connection with the sale of a property                        -           9,366
       Cash acquired on acquisition of subsidiary                                                1,300               -
       Purchase of securities                                                                        -            (286)
       Purchases of real estate                                                                      -          (1,268)
       Additional capital expenditures                                                          (1,666)           (783)
       Payment of deferred acquisition fees                                                       (524)           (524)
                                                                                             ---------       ---------
                      Net cash provided by investing activities                                 26,795          58,747
                                                                                             ---------       ---------
Cash flows from financing activities:
       Dividends paid                                                                          (47,060)        (45,290)
       Proceeds from issuance of shares, net                                                     6,463           8,471
       Proceeds from mortgages payable and note payable                                         54,000          54,000
       Payments of mortgage principal                                                           (6,448)         (6,233)
       Prepayments of mortgage principal and note payable                                      (82,131)       (118,316)
       Payment of financing costs                                                                    -            (165)
       Payment of accrued preferred distributions                                                    -          (1,423)
                                                                                             ---------       ---------
                      Net cash used in financing activities                                    (75,176)       (108,956)
                                                                                             ---------       ---------
Effect of exchange rate changes on cash                                                            115              24
                                                                                             ---------       ---------
                      Net (decrease) increase in cash and cash equivalents                      (4,257)          3,128
Cash and cash equivalents, beginning of period                                                  21,304           8,870
                                                                                             ---------       ---------
                      Cash and cash equivalents, end of period                               $  17,047       $  11,998
                                                                                             =========       =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              W. P. CAREY & CO. LLC

    CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED) -
                                  (Continued)
                      (in thousands, except share amounts)

Noncash operating, investing and financing activities:

      A. In connection with the acquisition of Carey Management LLC in June 2000, the Company has an obligation to issue up to an additional 2,000,000 shares over four years if specified performance criteria are achieved. As of September 30, 2003, 1,400,000 shares have been issued. For the year ended December 31, 2002, one of the criteria was achieved, and 400,000 shares were issued during the nine-month period ended September 30, 2003. For the year ended December 31, 2001, all of the criteria were achieved, and 500,000 shares were issued during the nine-month period ended September 30, 2002. The cost attributable to such shares of $8,910 and $10,440, for 2002 and 2001, respectively, was included in due to affiliates and goodwill in the year achieved. During the periods ended September 30, 2003 and 2002, the amounts were initially recorded in due to affiliates and were reflected as members' equity upon issuance of the shares.

      B. In connection with the redemption of shares owned by William P. Carey, Chairman of the Company, in W.P. Carey International LLC ("WPCI") in April 2003, the Company's ownership interest in WPCI increased from 10% to 100%. As a result of consolidating its interest in WPCI, the Company acquired assets and liabilities of WPCI, representing a 90% ownership interest, as follows: (see Note
            3)


                         Intangible assets                                  679
                         Equity investments                                 324
                         Due to affiliates (including $1,898 due to
                         William P. Carey)                               (2,559)
                         Other assets and liabilities, net                  256
                                                                         ------
                               Net cash acquired                         $1,300
                                                                         ======



            In connection with the redemption, WPCI made a distribution to the Company of 54,765 of its own shares which the Company had previously contributed to purchase its interest in WPCI.

      C. As partial consideration for the sale of a property in 2003, the Company received notes receivable with a fair value of $2,250.

      D. As a result of contributing its tenancy-in-common interest in properties leased to Childtime Childcare, Inc. to a limited partnership in August 2002, certain assets and liabilities were reclassified as an equity investment as follows:

                    Land                                                 $1,674
                    Net investment in direct financing lease              2,413
                    Other assets                                              1
                    Mortgage payable                                     (1,134)
                                                                         ------
                        Equity investment                                $2,954
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

The accompanying condensed consolidated financial statements include the accounts of Corporate Property Associates 16 Incorporated ("CPA(R):16"), which was formed in June 2003 and Corporate Property Associates International Incorporated ("CPAI") formed in July 2003, each consisting primarily of $200 in cash. As of September 30, 2003, the Company owns 20,000 shares each of CPA(R):16 and CPAI, representing 100% of the outstanding common stock of each company. CPA(R):16 and CPAI have filed registration statements with the United States Securities and Exchange Commission for a public offering to sell up to 100,000,000 and 27,500,000 shares of common stock, respectively. Upon issuance of common stock by CPA(R):16 and CPAI, the Company expects to own significantly less than 50% of CPA(R):16's and CPAI's voting stock, and, therefore, expects to account for its investment in CPA(R):16 and CPAI under the equity method in the future.

Certain prior period amounts have been reclassified to conform to current period financial statement presentation.

Note 2. Earnings Per Share:

Basic and diluted earnings per common share for the Company for the three-month and nine-month periods ended September 30, 2003 and 2002 were calculated as follows:

                                                           Three Months Ended               Nine Months Ended
                                                               September 30,                 September 30,
                                                        --------------------------   ---------------------------
                                                            2003           2002          2003            2002
                                                        -----------   ------------   ------------    -----------
Income from continuing operations before gain on sale
   of real estate                                       $    14,020   $     11,844   $     44,296    $    36,331
Gain on sale of real estate                                      --             (8)            --         12,322
                                                        -----------   ------------   ------------    -----------
Income from continuing operations                            14,020         11,836         44,296         48,653
Earnings (loss) from discontinued operations                     27          1,149             (2)         1,654
                                                        -----------   ------------   ------------    -----------
           Net income                                   $    14,047   $     12,985   $     44,294    $    50,307
                                                        ===========   ============   ============    ===========

Weighted average shares - basic                          36,650,893     35,829,687     36,511,621     35,573,981
Effect of dilutive securities:  Stock options             1,588,922        593,339      1,216,737        599,655
                                                        -----------   ------------   ------------    -----------
Weighted average shares - diluted                        38,239,815     36,423,026     37,728,358     36,173,636
                                                        ===========   ============   ============    ===========

Basic earnings per share:
   Earnings from continuing operations                  $       .38   $        .33   $       1.21    $      1.37
   Earnings from discontinued operations                         --            .03             --            .04
                                                        -----------   ------------   ------------    -----------
          Net income                                    $       .38   $        .36   $       1.21    $      1.41
                                                        ===========   ============   ============    ===========

Diluted earnings per share:
   Earnings from continuing operations                  $       .37   $        .33   $       1.17    $      1.35
   Earnings from discontinued operations                         --            .03             --            .04
                                                        -----------   ------------   ------------    -----------
          Net income                                    $       .37   $        .36   $       1.17    $      1.39
                                                        ===========   ============   ============    ===========

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

For the three-month periods ended September 30, 2003 and 2002, the Company earned asset-based fees and reimbursements of $15,465 and $8,029, respectively, and transaction fees of $10,732 and $10,640 respectively. For the nine-month periods ended September 30, 2003 and 2002, the Company earned asset-based fees and reimbursements of $41,376 and $26,815, respectively, and transaction fees of $27,792 and $23,937, respectively.

The Company had not recognized any performance fees under its Advisory Agreement with CPA(R):10 since the Company's management operations were acquired in June 2000. In April 2002, CPA(R):10 satisfied a performance hurdle and the Company earned a performance fee of $1,463, including $267 relating to 2002. In addition, the Company earned disposition fees of $248 from CPA(R):10, representing a percentage of sales proceeds from CPA(R):10 property sales for the period from June 28, 2000 through April 30, 2002, the date that CPA(R):10 and CIP(R) merged.

Prior to April 1, 2003, the Company owned a 10% interest in W.P. Carey International LLC ("WPCI"), a company that structures net lease transactions on behalf of the CPA(R) REITs outside of the United States of America. The remaining 90% interest in WPCI was owned by William Polk Carey ("Carey"), Chairman of the Company. The Company's Board of Directors approved a transaction which resulted in the Company's acquisition of 100% of the ownership of WPCI through the redemption of Carey's interest on April 1, 2003. WPCI distributed 492,881 shares of the Company and $1,898 of cash to Carey, equivalent to his contributions to WPCI. The Company accounted for the acquisition as a purchase and reflected the asset acquired and liabilities assumed at their estimated fair value. Prior to the redemption, the Company accounted for its investment in WPCI under the equity method of accounting. As a result of this transaction, the Company through WPCI has acquired exclusive rights to structure net lease transactions outside of the United States of America on behalf of the CPA(R) REITs.

On June 30, 2003, WPCI granted an incentive award to certain officers of WPCI consisting of 1,500,000 restricted shares, representing an approximate 13% interest in WPCI, and 1,500,000 options for WPCI common stock with a combined fair value of $2,485. Both the options and restricted stock will vest ratably over five years. The options are exercisable at $1 per share for a period of ten years. The awards are subject to redemption in 2012 if certain conditions are met and, therefore, the fair value of the awards has been recorded as minority interest and included in other liabilities in the accompanying condensed consolidated financial statements. Any redemption will be subject to an independent valuation of WPCI. The awards were also initially recorded in unearned compensation as a component of shareholders' equity. The unearned compensation is being amortized over the vesting periods and $444 has been amortized into compensation expense for the three-month period ended September 30, 2003. The awards are being accounted for as a variable plan and any subsequent changes in the fair value of the minority interest will be included in the determination of net income.

                              W. P. CAREY & CO. LLC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)
           (dollars in thousands, except share and per share amounts)

Note 4. Lease Revenues:

The Company's real estate operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues for the nine-month periods ended September 30, 2003 and 2002 are as follows:

                                                                    2003        2002
                                                                  --------    --------
Per Statements of Income:
     Rental income                                                $ 34,274    $ 34,715
     Interest income from direct financing leases                   15,538      16,884
Adjustment:
     Share of leasing revenues applicable to minority interests       (954)       (581)
     Share of leasing revenues from equity investments               6,390       5,219
                                                                  --------    --------
                                                                  $ 55,248    $ 56,237
                                                                  ========    ========

For the nine months ended September 30, 2003 and 2002, the Company earned its net leasing revenues (i.e., rental income and interest income from direct financing leases) from more than 90 lessees. A summary of net leasing revenues is as follows:

                                                                             2003          %       2002      %
                                                                           -------        ---    -------    ---
Dr Pepper Bottling Company of Texas                                        $ 3,212          6%     3,300      6%
Detroit Diesel Corporation                                                   3,118          6      3,118      6
Gibson Greetings, Inc., a wholly-owned subsidiary of American Greetings,
    Inc                                                                      2,696          5      3,107      6
Bouygues Telecom, S.A. (b)                                                   2,350          4      2,175      4
Federal Express Corporation (a)                                              2,172          4      2,147      4
America West Holdings Corp.                                                  2,029          4      1,904      3
Orbital Sciences Corporation                                                 1,991          4      1,991      4
Quebecor Printing, Inc.                                                      1,969          4      1,921      3
AutoZone, Inc.                                                               1,782          3      1,769      3
Checkfree Holdings Corporation Inc. (a)                                      1,596          3      1,581      3
Sybron International Corporation                                             1,563          3      1,623      3
Livho, Inc.                                                                  1,350          2      1,890      3
Unisource Worldwide, Inc.                                                    1,283          2      1,299      2
CSS Industries, Inc.                                                         1,236          2      1,243      2
Information Resources, Inc. (a)                                              1,233          2      1,233      2
Faurecia Exhaust Systems, Inc.                                               1,227          2      1,275      2
BE Aerospace, Inc.                                                           1,225          2        110     --
Sybron Dental Specialties Inc.                                               1,210          2      1,210      2
Sprint Spectrum, L.P.                                                        1,068          2      1,068      2
Eagle Hardware & Garden, Inc., a wholly-owned subsidiary of Lowe's
     Companies Inc.                                                            985          2        968      2
AT&T Corporation                                                               945          2        945      2
United States Postal Service                                                   925          2        925      2
BellSouth Telecommunications, Inc.                                             918          2        918      2
Lockheed Martin Corporation                                                    910          2        731      1
Brodart, Co.                                                                   905          2      1,139      2
Hologic, Inc. (a)                                                              852          1         --     --
Cendant Operations, Inc.                                                       807          1        807      1
Anthony's Manufacturing Company, Inc.                                          764          1        764      1
Other (c)                                                                   12,927         23     15,076     27
                                                                           -------    -------    -------    ---
                                                                           $55,248        100%   $56,237    100%
                                                                           =======    =======    =======    ===

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

For the nine-month period ended September 30, 2003, lessees were responsible for approximately $5,302 of real estate taxes on behalf of the Company.

Note 5. Equity Investments:

The Company owns interests in the CPA(R) REITs. The Company's interests in the CPA(R) REITs are accounted for under the equity method due to the Company's ability to exercise significant influence as the Advisor to the CPA(R) REITs. The CPA(R) REITs are publicly registered and file financial statements with the United States Securities and Exchange Commission. In connection with earning performance fees, the Company has elected to receive restricted shares of common stock in the CPA(R) REITs rather than cash in consideration for such fees. As of September 30, 2003, the Company's ownership in the CPA(R) REITs is as follows:

                                      Shares          % of outstanding Shares
                                    ---------         -----------------------
     CIP(R)                           810,016                  2.78%
     CPA(R):12                        852,404                  2.74%
     CPA(R):14                      1,541,612                  2.29%
     CPA(R):15                        273,993                  0.26%

The Company also owns equity interests in (i) three limited partnerships as a limited partner, (ii) two limited liability companies and (iii) a jointly-controlled 36% tenancy-in-common interest in two properties subject to a master lease with the remaining interests owned by affiliates and all of which net lease real estate on a single-tenant basis.

Combined financial information of the affiliated equity investees is summarized as follows:

                                                  September 30, 2003    December 31, 2002
                                                  ------------------    -----------------
Assets (primarily real estate)                           $3,933,760            $3,223,783
Liabilities (primarily mortgage notes payable)            1,845,089             1,679,715
Partners' capital and shareholders' equity                2,088,671             1,544,068


                                                    Nine Months Ended September 30,
                                                    -------------------------------
                                                          2003           2002
                                                       ---------      ---------
Revenue (primarily rental revenue)                     $ 237,270      $ 160,485
Expenses (primarily interest on mortgages
    and depreciation)                                   (211,616)      (120,950)
Minority interest in income                               (7,392)        (2,556)
Income from equity investments                            32,017         15,152
Gain (loss) on sales                                       1,841           (394)
                                                       ---------      ---------
     Income from continuing operations                    52,120         51,737
Income from discontinued operations                          225           (177)
Gain on sale of real estate                                  258             --
                                                       ---------      ---------
    Net income                                         $  52,603      $  51,560
                                                       =========      =========

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

                              W. P. CAREY & CO. LLC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)
           (dollars in thousands, except share and per share amounts)

Note 6. Segment Reporting:

The Company operates in two business segments - management services and real estate operations. The two segments are summarized as follows:

Three Months Ended September 30,          Management   Real Estate   Other(1)   Total Company
--------------------------------          ----------   -----------   --------   -------------
  Revenues:
      2003                                $   26,197   $    17,814   $    166   $      44,177
      2002                                    18,669        17,888         46          36,603

  Operating, interest, depreciation and
  amortization expenses:
      2003                                $   13,469   $     9,248         --   $      22,717
      2002                                     9,795        11,405         --          21,200

  Income from equity investments:
      2003                                $      324   $       775         --   $       1,099
      2002                                       203           251         --             454

  Net operating income(2)(3):
      2003                                $   13,052   $     9,341   $    166   $      22,559
      2002                                     9,077         6,734         46          15,857

Nine Months Ended September 30,
-------------------------------
  Revenues:
      2003                                $   69,168   $    56,225   $    766   $     126,159
      2002                                    50,752        53,750        116         104,618

  Operating, interest, depreciation and
  amortization expenses:
      2003                                $   38,423   $    28,150         --   $      66,573
      2002                                    29,291        28,924         --          58,215

  Income from equity investments:
      2003                                $      810   $     2,361         --   $       3,171
      2002                                       354           729         --           1,083

  Net operating income(2)(3):
      2003                                $   31,555   $    30,436   $    766   $      62,757
      2002                                    21,815        25,555        116          47,486

As of
-----
  Long-lived assets:
      September 30, 2003                  $   73,162   $   635,553         --   $     708,715
      December 31, 2002                       70,089       663,721      4,056         737,866

  Total assets:
      September 30, 2003                  $  197,714   $   683,343   $     21   $     881,078
      December 31, 2002                      167,415       721,919      4,190         893,524

      (1)   Primarily consists of the Company's other business operations.

      (2) Management net operating income includes charges for amortization of intangibles of $1,688 and $1,826 for the three-month periods ended September 30, 2003 and 2002, respectively, and $5,031 and $5,479 for the nine-month periods ended September 30, 2003 and 2002, respectively.

      (3) Net operating income excludes gains and losses on sales and foreign currency transactions, provision for income taxes, minority interest and discontinued operations.

Certain prior year amounts have been reclassified to discontinued operations.

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

The operations of thirteen properties which were sold in 2003 or are classified as held for sale as of September 30, 2003 and the operations of twenty three properties which were sold during 2002 or classified as held for sale as of December 31, 2002 are included as "Discontinued Operations" for all periods presented in the condensed consolidated financial statements. A summary of discontinued operations is as follows:

                                                     Three Months Ended    Nine Months Ended
                                                        September 30,        September 30,
                                                     ------------------   -------------------
                                                      2003       2002       2003       2002
                                                     -------    -------   --------   --------
REVENUES:
   Rental income                                     $   381    $   882   $  1,289   $  3,283
   Interest income from direct financing leases           55        586        566      3,007
   Revenues of other business operations                 170      1,351      1,694      4,000
   Other interest income                                 103          3        431        195
   Other income                                           28         --         76         12
    Settlement income                                     --         --        290      2,097
                                                     -------    -------   --------   --------
                                                         737      2,822      4,346     12,594
                                                     -------    -------   --------   --------
EXPENSES:
   Interest expense                                       --         11         --      1,119
   Depreciation                                           70        307        407        943
   Property expenses                                     320         99      1,124        787
   General and administrative                              1         (1)         3         42
   Operating expenses of other business operations       162        956      1,346      3,357
   Impairment charge on real estate                      550      2,703      1,980      7,024
   Taxes                                                  --         41         35         77
                                                     -------    -------   --------   --------
                                                       1,103      4,116      4,895     13,349
                                                     -------    -------   --------   --------
       (Loss) before gain on sales                      (366)    (1,294)      (549)      (755)
   Gain on sales of real estate                          393      2,443        547      2,409
                                                     -------    -------   --------   --------
       Income (loss) from discontinued operations    $    27    $ 1,149   $     (2)  $  1,654
                                                     =======    =======   ========   ========


In connection with the anticipated sale of the Company's McMinnville, Tennessee property within the next twelve months, the Company has recognized an impairment charge on properties held for sale of $550 on the writedown of the property to its anticipated sales price, less estimated costs to sell, for the three and nine-month periods ended September 30, 2003.

Depreciation expense is not recorded on properties held for sale. The effect of suspending depreciation was $68 and $15 for the three-month periods ended September 30, 2003 and 2002, and $200 and $45 for the nine-month periods ended September 30, 2003, and 2002, respectively.

On October 20, 2003, the Company sold two properties located in Broomall, Pennsylvania and Cuyahoga Falls, Ohio for $4,000. The properties have been classified as held for sale as of September 30, 2003 in the accompanying condensed consolidated financial statements.

                              W. P. CAREY & CO. LLC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)
           (dollars in thousands, except share and per share amounts)

Note 8. Foreign Currency Transactions and Sales of Real Estate:

2003

For the three and nine-periods ended September 30, 2003, the Company recognized $23 and $520, respectively, in foreign currency transaction gains in connection with the transfer of cash from foreign operating subsidiaries to the parent company. The Company subsequently transferred the amounts received into a dollar-denominated bank account. In addition, for the three and nine-month periods ended September 30, 2003, the Company recognized unrealized foreign currency gains of $133. As of September 30, 2003, the cumulative foreign currency translation adjustment included in accumulated other comprehensive income in shareholders' equity was a loss of $713.

During the nine-month period ended September 30, 2003, the Company sold properties in Canton, Michigan; Alpena, Michigan; Apache Junction, Arizona and Schiller Park, Illinois for net sales proceeds of $9,248, and recognized net gain on sales of $530.

On July 11, 2003, the Company sold a property in Lancaster, Pennsylvania for net proceeds of $4,946, and recognized a loss on sale of $29. Prior to the sale, the property value was written down to reflect the estimated net sales proceeds and an impairment loss on properties held for sale of $1,430 was recognized and included in discontinued operations for the nine-month period ended September 30, 2003.

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

2002

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

Note 9. Impairment Charges on Real Estate and Other Gains and Losses:

In September 2003, the Company incurred a charge on the early extinguishment of debt of $350 in connection with paying a prepayment premium when it paid off the remaining balance of $2,649 on the mortgage encumbering its Toledo, Ohio property. The loan had a stated annual interest rate of 7.63% with annual debt service of $676 and was scheduled to mature in April 2006

The Company owns a property in Leeds, Alabama currently leased to Winn-Dixie Stores, Inc. ("Winn-Dixie"). Winn-Dixie no longer occupies the property but has continued to satisfy their rental obligations under a lease, which expires in March 2004. Based on the Company's intention to sell the property, the property has been written down to its estimated fair value less cost to sell, and recognized an impairment charge of $560 in 2003.

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

                                     September 30, 2003              December 31, 2002
                               -----------------------------   -----------------------------
                               Gross Carrying   Accumulated    Gross Carrying   Accumulated
                                    Amount      Amortization       Amount       Amortization
                               --------------   ------------   --------------   ------------
Amortized intangible assets:
    Management contracts       $       59,814   $    (23,574)  $       59,135   $    (18,543)
                               ==============   ============   ==============   ============

                                     September 30, 2003              December 31, 2002
                                    Net Carrying Amount             Net Carrying Amount
                                    -------------------             -------------------
Unamortized and indefinite-
    lived intangible assets:
    Trade name                      $             3,975             $             3,975
                                    ===================             ===================


Amortization was $5,031 and $5,479 for the nine-month periods ended September 30, 2003 and 2002, respectively.

For each of the next five years scheduled amortization of intangibles is as follows: $6,751 in 2004, $6,660 in 2005, $4,584 in 2006, $4,508 in 2007 and
$2,773 in 2008.

Note 11. Stock Options and Restricted Stock:

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

                                                                                 Three Months Ended          Nine Months Ended
                                                                                    September 30,              September 30,
                                                                              ------------------------   ------------------------
                                                                                 2003          2002         2003          2002
                                                                              ----------    ----------   ----------    ----------
Net income as reported                                                        $   14,047    $   12,985   $   44,294    $   50,307
Add: Stock based compensation included in net income as reported, net of
   related tax effects                                                               466           450        1,346         1,232
Less: Stock based compensation determined under fair value based methods
   for all awards, net of related tax effects                                       (629)         (774)      (2,059)       (2,136)
                                                                              ----------    ----------   ----------    ----------
Pro forma net income                                                          $   13,884    $   12,661   $   43,581    $   49,403
                                                                              ==========    ==========   ==========    ==========
Net income per common share as reported
Basic                                                                         $      .38    $      .36   $     1.21    $     1.41
Diluted                                                                       $      .37    $      .36   $     1.17    $     1.39
Pro forma net income per common share
Basic                                                                         $      .38    $      .35   $     1.19    $     1.39
Diluted                                                                       $      .36    $      .35   $     1.16    $     1.37

                              W. P. CAREY & CO. LLC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
           (dollars in thousands, except share and per share amounts)

For the nine-months period ended September 30, 2003 and 2002, the changes in unearned compensation were as follows:

                                                                             2003                  2002
                                                                           -------                -------
Beginning of period                                                        $ 5,671                $ 4,454
Awards                                                                       3,626                  3,869
Forfeitures                                                                    (92)                   (39)
Compensation expense (amortization of unearned compensation)                (2,662)                (1,918)
                                                                           -------                -------
End of period                                                              $ 6,543                $ 6,366
                                                                           =======                =======

For the nine-month periods ended September 30, 2003 and 2002, restricted shares of $128 and $101, respectively, were issued to directors in consideration of services rendered.

During 2003, the Company adopted a non-qualified deferred compensation plan under which a portion of any participating officer's cash compensation in excess of designated amounts will be deferred and the officer will be awarded a Partnership Equity Plan Unit (" PEP Unit"). The value of each PEP Unit is intended to correspond to the value of a share of the CPA(R) REIT designated at the time of such award. Redemption will occur at the earlier of a liquidity event of the underlying CPA(R) REIT or twelve years from the date of award. The award is fully vested upon grant, and the Company may terminate the plan at any time. The value of each PEP Unit will be adjusted to reflect the underlying appraised value of the CPA(R) REIT. Additionally, each PEP Unit will be entitled to a distribution equal to the distribution rate of the CPA(R) REIT. All issuances of PEP Units, changes in the value of PEP Units and distributions paid are included in compensation expense of the Company. Compensation expense under this plan for the three and nine-month periods ended September 30, 2003 was $697 and $1,548, respectively.

Note 12. Accounting Pronouncements:

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

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. The Company adopted this Statement effective January 1, 2003, and the adoption did not have a material effect on the Company's financial statements. The Company no longer classifies gains and losses for the extinguishment of debt as extraordinary items.

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

                              W. P. CAREY & CO. LLC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
           (dollars in thousands, except share and per share amounts)

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") which changes the accounting for, and disclosure of certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are required to be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or indemnification agreements that contingently require the Company to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or an equity security of the guaranteed party. The accounting provisions only apply for certain new transactions entered into and existing guarantee contracts modified after December 31, 2002. The adoption of the accounting provisions of FIN 45 did not have a material effect on the Company's financial statements. The Company has complied with the disclosure provisions.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation (i.e., recognition of a charge for issuance of stock options in the determination of income.). However, SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation, description of transition method utilized and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 have been adopted. The Company is evaluating whether it will change to a fair value based method for valuing stock-based compensation.

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. On October 8, 2003, the FASB staff issued a FASB Staff Position ("FSP") which deferred the effective date of FIN 46 until December 31, 2003 for VIEs created prior to February 1, 2003. The Company's maximum loss exposure is the carrying value of its equity investments. The Company adoption of FIN 46 for investments made in VIEs or modifications in pre-existing VIEs after January 31, 2003 did not have a material effect on the Company's financial statements.

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging under SFAS No. 133. The changes in the statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, the statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative instrument discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (4) amends certain other existing pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the financial statements.

On May 30, 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity." SFAS No. 150 establishes standards to classify as liabilities certain financial instruments that are mandatorily redeemable or include an obligation to repurchase and expands disclosures required for such financial statements. Such financial instruments will be measured at fair value with changes in fair value included in the determination of net income. The FASB recently issued FSP 150-3, which defers the provisions of paragraphs 9 and 10 of SFAS No. 150 indefinitely as they apply to mandatorily redeemable noncontrolling interests associated with finite-lived entities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company

                              W. P. CAREY & CO. LLC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
           (dollars in thousands, except share and per share amounts)

consolidates WPCI and classifies the minority interests in this entity as a liability in accordance with SFAS No. 150 (see Note 3). The Company has interests in five additional joint ventures located in France that are consolidated and have minority interests that are considered manditorily redeemable noncontrolling interests with finite lives. In accordance with the deferral noted above, these minority interests have not been reflected as liabilities. The carrying value of these minority interests is $1,740 at September 30, 2003, which approximates their estimated fair value at that date.

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           (dollars in thousands, except share and per share amounts)

The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto as of September 30, 2003 of
W. P. Carey & Co. LLC and its subsidiaries ("WPC") included in this quarterly report and WPC's Annual Report on Form 10-K for the year ended December 31, 2002. This quarterly report contains forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of WPC to be materially different from the results of operations or plans expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by WPC that the results or conditions described in such statements or the objectives and plans of WPC will be achieved. Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2002 provides a description of WPC's business objectives, strategies and risk factors which could affect future operating results.

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

In connection with WPC's acquisition of properties, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, are determined as if vacant. Intangible assets including the above-market or below-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values.

WPC records above-market and below-market in-place lease values for owned properties based on the present value (using an interest rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition of the properties and (ii) an estimate of fair market lease rates for the property or equivalent property, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease value is amortized as a reduction of rental income over the remaining non-cancelable term of each lease. The capitalized below-market lease value is amortized as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases.

The total amount of other intangible assets is allocated to in-place lease values and tenant relationship intangible values based on WPC's evaluation of the specific characteristics of each tenant's lease and its overall relationship with each tenant. Characteristics considered in allocating these values include the nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant, the tenant's credit quality and the expectation of lease renewals among other factors. The aggregate value of other intangible assets acquired is measured based on the difference between (i) the property valued with an in-place lease adjusted to market rental rates and (ii) the property valued as if vacant. Independent appraisals or our estimates are considered in determining these values.

Factors considered in the analysis include the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. WPC also considers information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs will include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on an assessment of specific market conditions. WPC estimates costs to execute leases including commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the property.

The value of in-place leases are amortized to expense over the remaining initial term of each lease. The value of tenant relationship intangibles are amortized to expense over the initial and renewal terms of the leases but no amortization period for intangible assets will exceed the remaining depreciable life of the building.

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

To the extent that foreign investments and subsidiaries account for their financial position and results of operations in a functional currency other than U.S. dollars, it is necessary for WPC to translate from the functional currency to U.S. dollars. The functional currency is the currency of the primary economic environment in which the real estate investments or subsidiary operates. The translation of the functional currency for assets and liabilities uses the current exchange rate as of the balance sheet date and for revenues and expenses uses a weighted average exchange rate during the period. Gains and losses resulting from foreign currency translation adjustments are reported as a component of other comprehensive income as part of shareholders' equity.

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

RESULTS OF OPERATIONS:

WPC is engaged in two reportable operating segments, real estate operations and management services, primarily as the Advisor to four affiliated real estate investment trusts (the "CPA(R) REITs"). WPC reported net income of $14,047 and $12,985 for the three-month periods ended September 30, 2003 and 2002, respectively, and net income of $44,294 and $50,307 for the nine-month periods ended September 30, 2003 and 2002, respectively. Net income for the three-month period ended September 30, 2002 included gains on the sale of properties of $2,435. Net income for the nine-month period ended September 30, 2002 included gains on the sale of properties of $14,731 of which $11,160 was due to the sale of a property in Los Angeles, California.

The increase in income from continuing operations before gains on sale of real estate of $2,176 for the comparable three-month periods ended September 30, 2003 and 2002 was due primarily to increases in management income and to a lesser extent an increase in equity income and decreases in amortization and property and interest expenses. This was partially offset by increases in the provision for income taxes and general and administrative expenses and to a lesser extent a decrease in lease revenues and an increase in impairment charges on real estate. The increase in income from continuing operations before gain on sale of real estate of $7,965 for the comparable nine-month periods ended September 30, 2003 and 2002 was due primarily to an increase in management income and other income and, to a lesser extent, an increase in equity income and a decrease in amortization expense. This was partially offset by an increase in the provision for income taxes, an increase in general and administrative expenses and to a lesser extent, a decrease in lease revenues. The results for the nine-month period ended September 30, 2003

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           (dollars in thousands, except share and per share amounts)

reflect a continued trend of the change in the composition of revenue and earnings from WPC's business segments reflecting the growth in the revenues and net operating income of management services operations. For the three and nine-month periods ended September 30, 2003, management revenues comprised approximately 59% and 55%, respectively, of total revenues, as compared with 51% and 49%, respectively, for the comparable periods ended September 30, 2002.

Net operating income from real estate operations (income before gains and losses, income taxes, minority interest and discontinued operations) increased to $9,341 from $6,734 and to $30,436 from $25,555, respectively, for the comparable three and nine-month periods ended September 30, 2003 and 2002. The increase for the comparable three-month periods is due primarily to an increase in income from equity investments and decreases in interest and property expenses and was partially offset by a decrease in lease revenues and an increase in impairment charges on real estate of $560. The increase for the comparable nine-month periods is due primarily to increases in other income and income from equity investments and, to a lesser extent, gains on foreign currency transactions of $653 and a decrease in interest expense. This was partially offset by a decrease in lease revenues, impairment charges on real estate and investments of $832 and, to a lesser extent, an increase in property expense. Additionally, the three and nine-month periods ended September 30, 2003 included a charge on the early extinguishment of debt of $350 in connection with paying off a mortgage loan.

Other income generally consists of lease termination payments and other non-rent related revenues from real estate operations including, but not limited to, settlements of claims against former lessees. WPC receives settlements in the ordinary course of business; however, the timing and amount of such settlements cannot always be estimated. WPC received a lease termination settlement of $2,250 in March 2003 from The GAP, Inc. as well as approximately $830 in distributions from bankruptcy claims against former tenants.

The increase in income from equity investments for the comparable three and nine-month periods is due primarily to increases in the earnings of WPC's equity investees and the acquisition, in December 2002, of a jointly controlled tenancy-in-common interest in the Hologic, Inc. properties. For the three and nine-month periods ended September 30, 2003 the Hologic investment contributed $111 and $452, respectively, of equity income. Equity income includes $65 and $195, for the three and nine-month periods ended September 30, 2003, respectively, from WPC's equity investment in Childtime Childcare, Inc. In August 2002, WPC's interest in Childtime was transferred from a tenancy-in-common to a limited partnership. The change in ownership changed the presentation for financial reporting purposes to the equity method but had no effect on net income. Equity income for the comparable nine-month periods was also affected by the conversion of WPC's ownership interest in the operating partnership of MeriStar Hospitality Corporation to shares of MeriStar's publicly-traded common stock in 2003. For the nine-month period ended September 30, 2002, WPC incurred a loss from the MeriStar investment of $452 which was included in equity income. WPC now accounts for its investment in common stock of MeriStar as an available-for-sale security and, therefore records income as dividends are earned and no longer recognizes its share of MeriStar's reported net income or loss.

For the three and nine-month periods ended September 30, 2003, WPC recognized $23 and $520, respectively, in foreign currency transaction gains in connection with the transfer of cash from foreign operating subsidiaries, which own properties in France, to the parent company. The cash received was subsequently converted into dollars. In addition, for the three and nine-month periods ended September 30, 2003, WPC recognized unrealized foreign currency transaction gains of $133.

The decrease in interest expense for the comparable three-month and nine-month periods ended September 30, 2003 and 2002 was primarily attributable to lower average outstanding balances and lower variable rates on WPC's $185,000 credit facility, partially offset by increases in mortgage interest. The average outstanding balance on the credit facility decreased by approximately $47,000 for the comparable nine-month periods. The increase in mortgage interest for the comparable three and nine-month periods is due primarily to new mortgage financing placed on two of WPC's properties during the third and fourth quarters of 2002 with annual interest expense of approximately $1,025, partially offset by decreases in interest expense on three mortgages that were paid off during 2003, with annual interest expense of $473.

Property expenses increased for the comparable nine-month periods ended September 30, 2003 and 2002. The increase in property expenses was due primarily to increases in operating and maintenance expenses as a result of

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           (dollars in thousands, except share and per share amounts)

the expiration of the Thermadyne Holdings, Inc. lease, the restructuring of the Faurecia Exhaust Systems, Inc. lease in 2002 and the expiration of The Gap lease. WPC now incurs most of the costs associated with the ownership of these properties. WPC is remarketing the properties as single-tenant net lease properties; however, there is also a greater likelihood of re-leasing on a multi-tenant basis. While WPC considers single-tenant net leasing to be its primary real estate ownership, several net leases have expired and the number of multi-tenant and operating properties in its portfolio has increased.

Lease revenues decreased by $529 and $1,787 for the comparable three and nine-month periods, respectively, as a result of several lease terminations and expirations, including leases with Thermadyne and Pillowtex, Inc. in 2002, and The Gap in 2003. The Gap lease, which expired in January 2003, provided annual rents of $2,205. Additionally, the reclassification of the Childtime interest as an equity investment in August 2002, contributed to the decrease in lease revenues. Annual rents from the Childtime properties were $440. Livho, Inc. operates a Holiday Inn in Livonia, Michigan and its ability to pay rent has been negatively affected by current economic conditions in its market. As a result, its annual rent for 2003 has been reduced by $720. Lease revenues benefited from a new lease with BE Aerospace on a property purchased during the third quarter of 2002 as well as several rent increases on existing leases. Current annual rentals from the BE Aerospace lease is $1,421. In connection with its annual evaluation of direct financing leases in 2002, the rates of return on several direct financing leases were revised so that interest income from direct financing leases for financial reporting purposes in 2003 will decrease by approximately $1,100; however, this change will not have any effect on operating cash flow, as contractual rent from the underlying lessees is not affected by the change in accounting estimate.

Based on current market rentals, WPC does not expect the rents for any new leases on the The Gap property to reach the level that was paid by The Gap. Management believes that the prospects for leasing the The Gap property on a long-term basis are good; however, it may take up to two years to remarket the entire property. WPC entered into a 10-year lease with Alstom Power, Inc., effective June 1, 2003 for 118,000 square feet at the former Gap facility (approximately 16% of the leasable space) at an annual rent of $287 plus an approximate 16% share of property expenses. Future operating cash flow will also benefit from rent increases on existing properties, including an annual increase of $300 on a property leased to America West Holdings Corporation, a new eight-year lease signed with a tenant at WPC's Pantin, France property with annual rents of $210, as well as a number of renewals on existing leases, including five-year renewals with Verizon Communications, Inc., Continental Airlines Inc., Pre-Finish Metals Incorporated and Lockheed Martin Corporation with annual rents totaling $2,047.

In addition to the impact of the expiration of The Gap lease and the change in Livho rents, future operating cash flow will be affected by lease terminations as well as the sales of properties. In February 2003, WPC sold its property leased to Peerless Chain Company. Annual rental income under the Peerless lease was $1,658; however, due to its financial difficulties, Peerless was only able to pay a portion of its rent. In connection with the sale of the property, Peerless has agreed to pay $1,700 of its rent arrearage in installments over several years. In March 2003, WPC sold its property leased to Wozniak, Inc. The Wozniak lease, which provided annual rent of $497, was scheduled to expire in December 2003. In consideration for agreeing to the early termination of the Wozniak lease, WPC received a settlement payment of $290. In the third quarter 2003, WPC sold its Lancaster, Pennsylvania property leased to Datcon Instrument Company and its Canton, Michigan property leased to Harcourt General, Inc. Annual rentals under the Datcon and Harcourt leases were $914. Since September 30, 2003, WPC sold two properties leased to Penn Crusher Corporation, the tenant, for $4,000. Annual rental income under the lease was $380. The results from these properties are reflected in discontinued operations in the accompanying condensed consolidated financial statements.

WPC continues to closely monitor the financial condition of several lessees which it believes have been affected by current economic conditions and other trends. Such lessees include America West Holding Corp., which represents 4% of lease revenues. America West, an air carrier, has obtained a government guarantee of its financing and its financial prospects remain uncertain. America West reported net income for the quarters ended June 30, 2003 and September 30, 2003.

Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets" requires that for disposal activities initiated after January 1, 2002, including the sale of properties, the revenues and expenses relating to the assets held for sale or sold be presented as a discontinued operation for all periods presented in the financial statements. Because WPC sells properties in the ordinary course of business, and

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           (dollars in thousands, except share and per share amounts)

may reinvest the proceeds of sale to purchase new properties, WPC evaluates its ability to fund distributions to shareholders by considering the combined effect of cash flows from continuing operations and from discontinued operations. WPC's income from discontinued operations was $27 and $1,149 for the comparable three-month periods and was a loss of $2 and income of $1,654 for the comparable nine-month periods. The results from discontinued operations included non-cash impairment charges on properties held for sale of $550 and $2,703 for the three-month periods ended September 30, 2003 and 2002, respectively, and $1,980 and $7,024 for the nine-month periods ended September 30, 2003 and 2002, respectively.

WPC owns a property in Leeds, Alabama currently leased to Winn-Dixie Stores, Inc. Winn-Dixie no longer occupies the property and has continued to satisfy their rental obligations under its lease which expires in March 2004. Based on WPC's intention to market the property for sale, the property was written down to its estimated fair value less costs to sell, resulting in an noncash impairment charge of $560. During 2003, WPC recognized additional impairment charges of $272.

Net operating income from WPC's management services operations for the three and nine-month periods ended September 30, 2003, was $13,052 and $31,555 as compared with $9,077 and $21,815 for the three and nine-month periods ended September 30, 2002. The increase for the comparable three and nine-month periods of approximately 44% and 45%, respectively, is primarily the result of an increase in asset-based fees and reimbursements earned and, to a lesser extent, a decrease in amortization of intangibles. This was partially offset by increases in the provision for income taxes and general and administrative expenses. The comparable nine-month periods also benefited from an increase in transaction fees.

Total revenues earned by the management services operations for the three and nine-month periods ended September 30, 2003 were $26,197 and $69,168, respectively, compared with $18,669 and $50,752 for the periods ended September 30, 2002. Revenues for the three and nine-month periods ended September 30, 2003 represented a 40% and 36% increase, respectively, over the comparable 2002 periods. Transaction fees were $10,732 and $27,792 for the three and nine-month periods ended September 30, 2003 compared with $10,640 and $23,937 for the three and nine-month periods ended September 30, 2002. Asset-based fees and reimbursements were $15,465 and $41,376 for the three and nine-month periods ended September 30, 2003 and $8,029 and $26,815 for the three and nine-month periods ended September 30, 2002.

Transaction fees include fees from structuring acquisitions and financing on behalf of the CPA(R) REITs. WPC structured $211,000 and $542,000 of acquisitions for the three-month and nine-month periods ended September 30, 2003 as compared with $197,000 and $485,000 for the three-month and nine-month periods ended September 30, 2002. Acquisition activity is subject to seasonal fluctuations, and typically the fourth quarter has the most activity. Currently, WPC is evaluating a number of proposed transactions on behalf of the CPA(R) REITs, and the CPA(R) REITs have significant cash balances available for investments. As of October 1, 2003, the CPA(R) REITs have approximately $470,000 available for investment. The increase in asset-based fees resulted from a substantial increase in the asset base of the CPA(R) REITs over the past year and that growth is also directly related to the ability of the CPA(R) REITs to complete acquisitions.

The asset-based management income includes fees based on the appraised value of real estate assets under management of three of the CPA(R) REITs and the historical cost of the real estate owned by Corporate Property Associates 15 Incorporated ("CPA(R):15"). Based on assets under management of the CPA(R) REITs as of September 30, 2003, annualized management and performance fees under the advisory agreements are approximately $38,320. As the real estate asset bases of Corporate Property Associates 14 Incorporated ("CPA(R):14") and CPA(R):15 continue to increase, management and performance fees are projected to continue to increase. CPA(R):14 completed a public offering in 2001 and still has cash that it raised from its offering that is available for investment. CPA(R):15 fully subscribed its initial $400,000 "best efforts" public offering in November 2002, and in August 2003 completed a second "best efforts" public offering which raised approximately $600,000. Management believes that the CPA(R) REITs are benefiting from several trends including the increasing use of sale-leaseback transactions by corporations as an alternative source of financing and individual investors seeking income-oriented investments. WPC cannot predict how long either trend will continue because much of it is determined by factors which are beyond the control of WPC.

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           (dollars in thousands, except share and per share amounts)

The increase in general and administrative costs for the comparable three and nine-month periods was due primarily to an increase in personnel-related costs attributable to the growth of the management services operations. A portion of personnel costs is directly related to CPA(R) REIT capital raising and transactions activities and the increase in these activities has directly contributed to the increase in personnel-related costs. The reimbursements of such costs are subject to certain limitations. Based on its ongoing evaluation of such limitations, WPC was able to recover deferred reimbursements of $1,840 which had been expected to be above the limitations. The portion of personnel costs necessary to administer the CPA(R) REITs is reimbursed to WPC by the CPA(R) REITs and is included in management income. Reimbursement for personnel-related costs for the three-month and nine-month periods ended September 30, 2003 was $1,945 and $5,966, respectively, compared with $1,696 and $4,805 for the three-month and nine-month periods ended September 30, 2002. During 2003, WPC adopted a deferred compensation plan in which a portion of any officer's cash compensation in excess of designated amounts will be deferred with an award of share equivalents in CPA(R) REITs. WPC believes that the awarding of the share equivalents along with the shares of CPA(R) REITs owned by WPC will further align the interests of WPC's officers and the REIT shareholders. This is also intended to benefit WPC as its ability to raise capital for advised entities is affected by the advisor's efforts to increase value on behalf of CPA(R) REIT shareholders.

The provision for income taxes for the three and nine-month periods ended September 30, 2003 increased as a result of an increase in the net operating income from management services operations. Approximately 90% of management revenues are earned by a taxable, wholly-owned subsidiary, and income tax expense is most affected by its earnings.

For the three and nine-month periods ended September 30, 2003, WPC recognized $166 and $766 of development fee management income compared with $46 and $116 for the comparable three and nine-month periods ended September 30, 2002, in connection with managing the construction of a public high school in Los Angeles, California, which is accounted for under the percentage completion method of accounting.

WPC formed Corporate Property Associates 16 Incorporated ("CPA(R):16") in June 2003 and has filed a registration statement for a public offering to raise up to $1,000,000 on a "best efforts" basis, with WPC as the advisor to CPA(R):16. In addition, WPC formed Corporate Property Associates International Incorporated ("CPAI") in July 2003 and filed a registration statement for a public offering of $275,000, also on a "best efforts" basis. CPAI is advised by W. P Carey International LLC ("WPCI") which is majority-owned subsidiary of WPC. If these offerings are successful, they will allow WPC the ability to sustain or increase its transaction fee income and increase its asset-based management income. WPC's current objective is to further diversify the CPA(R):14 and CPA(R):15 portfolios and reduce their cash available for investment before commencing the CPA(R):16 offering.

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

Cash flows from operating activities and distributions received from equity investments for the nine-month period ended September 30, 2003 of $46,186 were used to fund dividends to shareholders of $47,060. Annual cash flow from operations is projected to fund distributions; however, operating cash flow may fluctuate on a quarterly basis due to the timing of certain compensation costs that are paid in the first quarter and the timing of the receipt of transaction-related fees. In January 2003, WPC received its annual installment of deferred acquisition fees of $1,495 in connection with structuring transactions on behalf of CPA(R):12 and CPA(R):14. The installment which will be payable in January 2004 is expected to be approximately $5,780, and will include an initial installment from

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           (dollars in thousands, except share and per share amounts)

CPA(R):15. The installments are subject to certain subordination provisions. Installments are applied to amounts due from affiliates when received.

Investing activities included using $1,666 for capital expenditures at existing properties. WPC also received $20,422 in connection with the sale of six properties. A portion of the proceeds from the sales was used to pay down a portion of WPC's credit facility balance. In January 2003, WPC paid an installment of deferred acquisition fees of $524 to WPC's former management company relating to 1998 and 1999 property acquisitions. In connection with the acquisition of W.P. Carey International LLC in April 2003, WPC acquired $1,300 in cash.

In addition to paying dividends to shareholders, WPC's financing activities for the nine-month period ended September 30, 2003 included reducing its outstanding balance of its credit facility by $21,000, paying off $7,131 in limited recourse mortgage financing on its Broomfield, Colorado, Toledo, Ohio and West Muffin, Pennsylvania properties and making scheduled principal payment installments of $6,448 on existing mortgages. WPC uses limited recourse mortgages as a substantial portion of its long-term financing because a lender of a limited recourse mortgage loan has recourse only to the properties collateralizing its loan and not to any of WPC's other assets. As of September 30, 2003, approximately 50% of WPC's properties are unencumbered with mortgage debt. WPC also raised $6,463 from the issuance of shares primarily through WPC's dividend reinvestment and stock purchase plan. WPC issued additional shares pursuant to its merger agreement for the management services operations (400,000 shares valued at $8,910 were issued during the nine-month period ended September 30, 2003 based on meeting one of the performance criteria as of December 31, 2002). In connection with the WPCI transaction, WPC cancelled 54,765 shares which had been held by the subsidiary and made a payment of $1,898 to William Polk Carey in connection with the redemption of his interests.

WPC has a revolving credit agreement which provides for a $185,000 line of credit and with a one-time right to increase the commitment to up to $225,000. The revolving credit agreement has financial covenants that require WPC to maintain a minimum equity value and to meet or exceed certain operating and coverage ratios. As advances on the credit facility are not restricted, WPC believes that the remaining capacity on the credit line allows WPC to meet its liquidity needs on a short-term basis. The credit agreement matures in March 2004 and WPC believes that renewing the facility after the current term is likely. As of September 30, 2003, WPC has $157,000 of unused capacity under the credit facility. Amounts drawn on the credit facility bear interest at a rate indexed to the London Inter-Bank Offered Rate. As of November 7, 2003 the annual interest rate on the outstanding balance of $39,000 is approximately 2.275%. Because WPC has substantially paid down the balance on its credit facility, it will not be significantly affected by an increase in interest rates. Amounts outstanding under the credit facility bear interest at a variable rate. Based on the current outstanding balance, each increase of 1% in the base rate would increase WPC's annual interest obligations by $390 and would not have a material effect on the results of operations.

WPC expects to meet its capital requirements to fund future property acquisitions, construction costs on build-to-suit transactions, any capital expenditures on existing properties and scheduled debt maturities on limited recourse mortgages through use of its cash reserves or unused amounts on its credit facility. WPC expects to renew its credit facility when its term expires in March 2004. WPC may issue additional shares in connection with purchases of real estate when it is consistent with the objectives of the seller. WPC is expected to incur capital expenditures on various properties throughout 2003 and early 2004 of approximately $5,900, primarily related to tenant leasehold improvements, and for property improvements and upgrades to enhance a property's cash flow or marketability for re-leasing or sale. This includes approximately $1,700 in funding for the renovation of the restaurant and bar at the Livonia hotel, which when completed is expected to improve cash flow at the property and $1,010 for the expected environmental costs to prepare the Red Bank property for sale to a third party. Additionally, commitments for capital expenditures on the Livonia hotel are currently estimated to be $3,500 under a product improvement plan requirement necessary to renew the franchise license with Holiday Inn. The funds are expected to be used over a three-year period beginning in the second half of 2004. WPC is evaluating redevelopment plans for the Broomfield property but has not determined the cost of such redevelopment.

In the case of limited recourse mortgage financing that does not fully amortize over its term or is currently due, WPC is responsible for the balloon payment only to the extent of its interest in the encumbered property because the holder has recourse only to the collateral. In the event that balloon payments come due, WPC may seek to refinance the loans, restructure the debt with the existing lenders or evaluate its ability to satisfy the obligation from its existing resources including its revolving line of credit, to satisfy the mortgage debt. To the extent the remaining

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           (dollars in thousands, except share and per share amounts)

initial lease term on any property remains in place for a number of years beyond the balloon payment date, WPC believes that the ability to refinance balloon payment obligations is enhanced. WPC also evaluates all its outstanding loans for opportunities to refinance debt at lower interest rates that may occur as a result of decreasing interest rates or improvements in the credit rating of tenants. There is $14,984 in scheduled balloon payments on limited recourse mortgage notes due in 2004. WPC believes it has sufficient resources to pay off the loans in the event they are not refinanced. In addition, 75% of WPC's outstanding mortgage debt has fixed rates of interest that will partially protect WPC from increases in market rates from near-historical lows.

OFF-BALANCE SHEET AND AGGREGATE CONTRACTUAL AGREEMENTS

WPC has provided a guarantee of $2,000 related to a development project in Los Angeles, California.

A summary of WPC's obligations, commitments and guarantees under contractual arrangements are as follows:

(in thousands)                         Total        2003        2004         2005       2006        2007     Thereafter
                                      --------    --------    --------    --------    --------    --------   ----------
Obligations:
    Mortgage notes payable            $177,118    $  2,145    $ 24,920    $  7,743    $ 23,482    $ 14,638    $104,190
    Unsecured note payable              28,000                  28,000
    Deferred acquisition fees            2,233                     524         524         524         524         137
Commitments and Guarantees:
    Capital improvements                 3,500                     500       1,500       1,500
    Development project                  2,000                   2,000
    Share of minimum rents payable
      under office cost-sharing
      agreement                          1,168          96         390         390         292
                                      --------    --------    --------    --------    --------    --------    --------
                                      $214,019    $  2,241    $ 56,334    $ 10,157    $ 25,798    $ 15,162    $104,327
                                      ========    ========    ========    ========    ========    ========    ========

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

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. WPC adopted this statement effective January 1, 2003, and the adoption did not have a material affect on WPC's financial statements. WPC no longer classifies gains and losses for the extinguishment of debt as extraordinary items.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") which changes the accounting for, and disclosure of certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are required to be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or indemnification agreements that contingently require WPC to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or an equity security of the guaranteed party. The accounting provisions only apply for certain new transactions entered into and existing guarantee contracts modified after December 31, 2002. The adoption of the accounting provisions of FIN 45 did not have a material effect on WPC's financial statements. WPC has complied with the disclosure provisions.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation (i.e., recognition of a charge for issuance of stock options in the determination of income). However, SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation, description of transition method utilized and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 have been adopted. WPC is evaluating whether it will change to the fair value based method for valuing stock-based compensation.

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires that

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           (dollars in thousands, except share and per share amounts)

both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. On October 8, 2003, the FASB staff issued a FASB Staff Position ("FSP") which deferred the effective date of FIN 46 until December 31, 2003 for VIEs created prior to February 1, 2003. WPC's maximum loss exposure is the carrying value of its equity investments. WPC adoption of FIN 46 for investments made in VIEs or modifications in pre-existing VIEs after January 31, 2003 did not have a material effect on WPC's financial statements.

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging under SFAS No. 133. The changes in the statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, the statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative instrument discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (4) amends certain other existing pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the financial statements.

On May 30, 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity." SFAS No. 150 establishes standards to classify as liabilities certain financial instruments that are mandatorily redeemable or include an obligation to repurchase and expands disclosures required for such financial statements. Such financial instruments will be measured at fair value with changes in fair value included in the determination of net income. The FASB recently issued FSP 150-3, which defers the provisions of paragraphs 9 and 10 of SFAS No. 150 indefinitely as they apply to mandatorily redeemable noncontrolling interests associated with finite-lived entities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. WPC consolidates WPCI and classifies the minority interests in this entity as a liability in accordance with SFAS No. 150 (see Note 3). WPC has interests in five additional joint ventures located in France that are consolidated and have minority interests that are considered manditorily redeemable noncontrolling interests with finite lives. In accordance with the deferral noted above, these minority interests have not been reflected as liabilities. The carrying value of these minority interests is $1,740 at September 30, 2003, which approximates their estimated fair value at that date.

                              W. P. CAREY & CO. LLC

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                                 (in thousands)

Market risk is the exposure to loss resulting from changes in interest, foreign currency exchange rates and equity prices. In pursuing its business plan, the primary risks to which WPC is exposed are interest rate risk and foreign currency exchange risk.

The value of WPC's real estate is subject to fluctuations based on changes in interest rates, local and regional economic conditions and changes in the creditworthiness of lessees, all which may affect WPC's ability to refinance property-level mortgage debt when balloon payments are scheduled.

$133,387 of WPC's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of September 30, 2003 ranged from 2.275% to 6.44%. The interest on the fixed rate debt as of September 30, 2003 ranged from 6.11% to 9.13%.

Advances from the line of credit bear interest at an annual rate of either (i) the one, two, three or six-month LIBOR, plus a spread which ranges from 0.6% to 1.45% depending on leverage or corporate credit rating or (ii) the greater of the bank's Prime Rate and the Federal Funds Effective Rate, plus .50%, plus a spread of up to .125% depending on WPC's leverage.

                        2003         2004        2005         2006         2007      Thereafter     Total     Fair Value
                      --------     --------    --------     --------     --------    ----------    --------   ----------
Fixed rate debt       $  1,726     $ 23,091    $  5,871     $ 21,372     $ 12,293     $ 69,034     $133,387    $135,272
Weighted average
    interest rate         7.54%        8.03%       7.42%        7.23%        7.14%        7.25%
Variable rate debt    $    419     $ 29,829    $  1,872     $  2,110     $  2,345     $ 35,156     $ 71,731    $ 71,131

WPC conducts business in France. Accordingly, WPC is subject to foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies and this may affect our future costs and cash flows; however, exchange rate movements to date have not had a significant effect on WPC's financial position or results of operations. For the three and nine-month periods ended September 30, 2003, WPC recognized $23 and $520 in foreign currency transaction gains in connection with the transfer of cash from foreign operating subsidiaries to the parent company. The cash received was subsequently converted into dollars. In addition, for the three and nine-month periods ended September 30, 2003, the Company recognized unrealized foreign currency gains of $133. The cumulative foreign currency translation adjustment reflects a loss of $713. To date, WPC has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 4. - CONTROLS AND PROCEDURES

The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of September 30, 2003.

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

                              W. P. CAREY & CO. LLC

                                     PART II

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the quarter ended September 30, 2003, no matters were submitted to a vote of Security Holders.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

      31.1  Certification of Co-Chief Executive Officers

      31.2  Certification of Chief Financial Officer

      32.1 Certification of Co-Chief Executive Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

      During the quarter ended September 30, 2003, the Company was not required to file any reports on Form 8-K.

                              W.P. CAREY & CO. LLC

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             W. P. CAREY & CO. LLC


     11/10/2003                         By:  /s/ John J. Park
     ----------                              -----------------------------------
        Date                                     John J. Park
                                                 Managing Director and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

     11/10/2003                         By:  /s/ Claude Fernandez
     ----------                              -----------------------------------
        Date                                     Claude Fernandez
                                                 Managing Director and
                                                 Chief Accounting Officer
                                                 (Principal Accounting Officer)