Form 10-K
period 2003-12-31
CAREY W P & CO LLC
filed 2004-03-15
CIK 1025378

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

   |X|            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this report, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

      Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes |X|   No | |

      As of June 30, 2003, the aggregate market value of the Registrants' Listed Shares held by non-affiliates was $778,220,456.

      As of March 5, 2004, there are 36,771,273 Listed Shares of Registrant outstanding.

      WPC incorporates by reference its definitive Proxy Statement with respect to its 2004 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into
Part III of this Report.

                              W. P. CAREY & CO. LLC

                                     PART I

Item 1.     Business.

W. P. Carey & Co. LLC (the "Company" or "WPC") is a real estate investment and advisory company that acquires and owns commercial properties leased to companies nationwide, primarily on a triple net basis and earns fees as the advisor to five affiliated CPA(R) REITs that each make similar investments. Under the advisory agreements with the CPA(R) REITs, the Company performs services related to the day-to-day management of the CPA(R) REITs and transaction-related services. W. P. Carey & Co. LLC now both owns and manages commercial and industrial properties located in 41 states and Europe, net leased to more than 260 tenants. As of December 31, 2003, WPC's portfolio consisted of 171 properties in the United States and 15 properties in Europe and totaled more than 18.4 million square feet. In addition, W. P. Carey & Co. LLC manages over 500 additional net leased properties on behalf of the CPA(R) REITs: Carey Institutional Properties Incorporated ("CIP(R)"), Corporate Property Associates 12 Incorporated ("CPA(R):12"), Corporate Property Associates 14 Incorporated ("CPA(R):14"), Corporate Property Associates 15 Incorporated ("CPA(R):15") and Corporate Property Associates 16-Global Incorporated ("CPA(R):16 - Global").

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

These leases generally place the economic burden of ownership on the tenant by requiring them to pay the costs of maintenance, insurance, taxes, structural repairs and other operating expenses. WPC also generally seeks to include in its leases:

      - clauses providing for mandated rent increases or periodic rent increases tied to increases in the consumer price index or other indices in the jurisdiction in which the property is located or, when appropriate, increases tied to the volume of sales at the property;

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

The Company was formed as a limited liability company under the laws of Delaware on July 15, 1996. Since January 1, 1998, the Company has been consolidated with nine Corporate Property Associates limited partnerships and their successors and is the General Partner and owner of all of the limited partnership interests in each partnership. The Company's shares began trading on the New York Stock Exchange on January 21, 1998. As a limited liability company, WPC is not subject to federal income taxation as long as it satisfies certain requirements relating to its operations; however, certain subsidiaries of its management operations are subject to federal and state income taxes and certain subsidiaries may be subject to foreign taxes.

WPC's principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and its telephone number is (212) 492-1100. WPC's website address is http://www.wpcarey.com. As of December 31, 2003, WPC employed no employees directly, however a wholly-owned subsidiary of WPC employs 120 individuals who perform services for WPC and on behalf of the CPA(R) REITs.


BUSINESS OBJECTIVES AND STRATEGY

WPC's objective is to increase shareholder value and earnings through prudent management of its real estate assets and opportunistic investments and through the expansion of its asset and private equity management business. WPC expects to evaluate a number of different opportunities in a variety of property types and geographic locations and to pursue the most attractive opportunities based upon its analysis of the risk/return tradeoffs. WPC will continue to own properties as long as it believes ownership helps attain its objectives.

                              W. P. CAREY & CO. LLC

WPC presently intends to:

      - increase revenues from the management business by increasing assets under management as the CPA(R) REITs acquire additional property and organizing new investment entities;

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

      -     utilize its size and access to capital to refinance existing debt;
            and

      -     increase its access to capital.

SIGNIFICANT DEVELOPMENTS DURING 2003
[DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]


WPC and affiliates structured approximately $725,000 of acquisitions on behalf of the CPA(R) REITs in 2003, and generated $88,060 of management revenues

In August 2003, CPA(R):15 completed a second "best efforts" public offering which raised $647,000.

WPC formed CPA(R):16 - Global in June 2003 and in December 2003 commenced a public offering to raise up to $1,100,000 on a "best efforts" basis, with WPC as the advisor to CPA(R):16 - Global.

During 2003, WPC reduced the outstanding balance of its credit facility by $20,000, while additionally paying off $18,203 in mortgage financing on its Broomfield, Colorado, Williamsport, Pennsylvania, Toledo, Ohio, West Mifflin, Pennsylvania, Houston, Texas and Pantin, France properties. The mortgage on the Pantin, France property, which was refinanced in December 2003 for $12,683 (Euro 10,156), had a balance of $7,603 (Euro 6,137) at the time of the refinancing. In addition, WPC sold nine properties for $34,440 in 2003.

Prior to April 1, 2003, WPC owned a 10% interest in W.P. Carey International LLC ("WPCI"), a company that structures net lease transactions on behalf of the CPA(R) REITs outside of the United States of America. The remaining 90% interest in WPCI was owned by William Polk Carey ("Carey"), Chairman and Co-Chief Executive Officer of WPC. In April 2003, WPC acquired 100% of the ownership of WPCI through the redemption of Carey's interest on April 1, 2003. WPCI distributed 492,881 shares of WPC and $1,898 of cash to Carey, equivalent to his contributions to WPCI. As a result of this transaction, WPC through WPCI has acquired exclusive rights to structure net lease transactions outside of the United States of America on behalf of the CPA(R) REITs.

On June 30, 2003, WPCI granted an incentive award to certain officers of WPCI consisting of 1,500,000 restricted shares, representing an approximate 13% interest in WPCI, and 1,500,000 options for WPCI common stock with a combined estimated fair value of $2,485 at that date. Both the options and restricted stock will vest ratably over five years. The options are exercisable at $1 per share for a period of ten years. The awards are subject to redemption in 2012 if certain conditions are met. Any redemption will be subject to an independent valuation of WPCI. The fair value of these interests at December 31, 2003 was $1,615.

In November 2003, WPC, through a majority owned subsidiary, completed the purchase of a 22.5% equity interest in an existing limited liability company, which owns eight properties located in France, from CPA(R):12 and CPA(R):15 for a net purchase price of approximately $9,744. The purchase price was based on the appraised value of the properties, net of mortgage debt. The properties are leased to affiliates of Carrefour, S.A. The leases have nine-year terms, expiring from December 2011 to November 2012, and provide for aggregate annual rent of Euro 11,799 ($14,809 as of December 31, 2003), with annual rent increases based on a formula indexed to increases in the INSEE, a French construction cost index. The properties are subject to limited recourse mortgage financing of Euro 96,697 ($121,422 as of December 31, 2003.) The Carrefour loans provide for quarterly payments of interest at an annual interest rate of 5.55% and stated principal payments with scheduled increases over their terms. The loans mature in December 2014 at which time balloon payments are due.

During June 2003, WPC entered into a purchase and sales agreement to sell its property in Cincinnati, Ohio for $10,088. The buyer has until December 31, 2004 to complete the purchase.

ACQUISITION STRATEGIES

WPC has a well-developed process with established procedures and systems for acquiring net leased property for itself and it its capacity as advisor to the CPA(R) REITs. As a result of its reputation and experience in the industry and the contacts maintained by its professionals, WPC has a presence in the net lease market that has provided it with the opportunity to

                              W. P. CAREY & CO. LLC

invest in a significant number of transactions on an ongoing basis. In evaluating opportunities, WPC carefully examines the credit, management and other attributes of the tenant and the importance of the property under consideration to the tenant's operations. Careful credit analysis is a crucial aspect of every transaction. WPC believes that it has one of the most extensive underwriting processes in the industry and has an experienced staff of professionals involved with underwriting transactions. WPC seeks to identify those prospective tenants whose creditworthiness is likely to improve over time. WPC believes that its experience in structuring sale-leaseback transactions to meet the needs of a prospective tenant enables it to obtain a higher return for a given level of risk than would typically be available by purchasing a property subject to an existing lease.

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

FINANCING STRATEGIES

Consistent with its investment policies, WPC uses leverage when available on favorable terms. WPC has in place a credit facility of up to $225 million, which it has used and intends to continue to use in connection with acquiring additional properties, funding build-to-suit projects and refinancing existing debt. The credit facility has a three-year term through March 2004. As of December 31, 2003, WPC had $29,000 outstanding under the line of credit and approximately $180,194 in limited recourse property-level debt outstanding. The facility has been extended on a short-term basis through June 1, 2004 and will either be renewed or replaced. WPC continually seeks opportunities and considers alternative financing techniques to refinance debt, reduce interest expense or improve its capital structure.

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

                              W. P. CAREY & CO. LLC

continue operating the business conducted at the property or re-lease the property to another entity in the industry which can operate the property profitably.

Lease Provisions that Enhance and Protect Value. When appropriate, WPC attempts to include provisions in its leases that require its consent to specified tenant activity or require the tenant to satisfy specific operating tests. These provisions include, for example, operational and financial covenants of the tenant, prohibitions on a change in control of the tenant and indemnification from the tenant against environmental and other contingent liabilities. These provisions protect WPC and the CPA(R) REITs' investment from changes in the operating and financial characteristics of a tenant that may impact its ability to satisfy its obligations to WPC and the CPA(R) REITs or could reduce the value of their properties.

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

      - Ralph F. Verni, is a private investor and business consultant and formerly Chief Investment Officer of The New England Mutual Life Insurance Company.

      - Karsten von Koller, was formerly Chairman and Member of the Board of Managing Directors of Eurohypo AG, the leading commercial real estate financing company in Europe.

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

                              W. P. CAREY & CO. LLC

inspections of the condition and maintenance of its properties. Additionally, WPC periodically analyzes each tenant's financial condition, the industry in which each tenant operates and each tenant's relative strength in its industry.

COMPETITION

WPC faces competition for the acquisition of commercial properties in general, and such properties net leased to major corporations in particular, from insurance companies, credit companies, pension funds, private individuals, investment companies and CPA(R) REITs. WPC also faces competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. WPC believes its management's experience in real estate, credit underwriting and transaction structuring will allow it to compete effectively for office and industrial properties.

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

Some of the properties are located in urban and industrial areas where fill or current or historic industrial uses of the areas may have caused site contamination at the properties. In addition, WPC is aware of environmental conditions at certain of the properties that require some degree of remediation. All such environmental conditions are primarily the responsibility of the respective tenants under their leases. WPC, with assistance from consultants, estimates that the majority of the aggregate cost of addressing environmental conditions known to require remediation at the properties is covered by existing letters of credit and corporate guarantees. WPC believes that the tenants are taking or will soon be taking all required remedial action with respect to any material environmental conditions at the properties. However, WPC and the CPA(R) REITs could be responsible for some or all of these costs if one or more of the tenants fails to perform its obligations or to indemnify WPC and the CPA(R) REITs, as applicable. Furthermore, no assurance can be given that the environmental assessments that have been conducted at the properties disclosed all environmental liabilities, that any prior owner did not create a material environmental condition not known to the Company, or that a material condition does not otherwise exist as to any of the properties.

OPERATING SEGMENTS

WPC operates in two operating segments, real estate operations, with investments in the United States and Europe, and management operations. For the year ended December 31, 2003, no lessee represented 10% or more of the total lease revenues of WPC. The management operations derives substantially all of its revenues from the affiliated CPA(R) REITs.

                              W. P. CAREY & CO. LLC

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

The growth in revenue from the management business is dependent in large part on future capital raising in existing or future managed entities and our ability to invest the money accordingly, which is subject to uncertainty and is subject to capital market and real estate market conditions. This uncertainty can create more volatility in our earnings because of the resulting increased volatility in transaction based fee revenue from the real estate advisory and management business as compared to historic revenue from ownership of real estate subject to triple net leases, which historically has been less volatile.

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

We depend on major tenants.

Revenues from several of our tenants and/or their guarantors constitute a significant percentage of our consolidated rental revenues. Our five largest tenants/guarantors, which occupy 10 properties, represented approximately 27% of total real estate rental revenues. The default, financial distress or bankruptcy of any of the tenants of these properties could cause interruptions in the receipt of lease revenues from these tenants and/or result in vacancies in the respective properties, which would reduce our revenues until the affected property is re-let, and could decrease the ultimate sale value of each such property.

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

                              W. P. CAREY & CO. LLC

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


Under bankruptcy law, a tenant who is the subject of bankruptcy proceedings has the option of continuing or terminating any unexpired lease. If the tenant terminates the lease, any claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. The maximum claim will be capped at the amount owed for unpaid rent prior to the bankruptcy unrelated to the termination, plus the greater of one year's lease payments or 15% of the remaining lease payments payable under the lease (but no more than three years' lease payments). In addition, due to the long-term nature of our leases and terms which may provide an option to purchase a property by the tenant, a bankruptcy court could recharacterize a net lease transaction as a secured lending transaction. If that were to occur, we would not be treated as the owner of the property, but might have additional rights as a secured creditor.

We and the CPA(R) REITs have had tenants file for bankruptcy protection and are involved in litigation. Four of the prior thirteen CPA(R) funds reduced the rate of distributions to their investors as a result of adverse developments involving tenants.

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

We have incurred, and may continue to incur, indebtedness (collateralized and unsecured) in furtherance of our activities. Neither our operating agreement nor any policy statement formally adopted by our board of directors limits either the total amount of indebtedness or the specified percentage of indebtedness (based upon our total market capitalization) which may be incurred. Accordingly, we could become more highly leveraged, resulting in increased risk of default on our obligations and in an increase in debt service requirements which could adversely affect our financial condition and results of operations and our ability to pay distributions. Our current unsecured revolving credit facility contains various covenants which limit the amount of secured and unsecured indebtedness we may incur.

Each of the CPA(R) REITs we advise and manage may also incur significant debt. This significant debt load could restrict their ability to pay fees owed to us when due, due to either liquidity problems or restrictive covenants contained in their borrowing agreements.

We may not be able to refinance balloon payments on our mortgage debts.

Some of our financing may require us to make a lump-sum or "balloon" payment at maturity. Our ability to make any balloon payment is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. A refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets. Scheduled balloon payments, including our pro rata share of mortgages on equity investments, for the next five years are as follows:

2004 - $14.9 million; 2005 - $0 million; 2006 - $24 million; 2007 - $6 million;
and 2008 - $0 million

Our credit facility, which was scheduled to mature in March 2004 has been extended on a short-term basis through June 1, 2004 and will either be renewed or replaced. As of December 31, 2003, we had $29,000 drawn from the line of credit. Our ability to make balloon payments on debt will depend upon our ability either to refinance the obligation when due, invest additional equity in the property or to sell the related property. Our ability to accomplish these goals will be affected by

                              W. P. CAREY & CO. LLC

various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available mortgage rates, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties and tax laws.

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

Real estate investments are relatively illiquid compared to most financial assets and this illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. The net leases we or the CPA(R) REITs may enter into or acquire may be for properties that are specially suited to the particular needs of the tenant. With these properties, if the current lease is terminated or not renewed, we or the CPA(R) REITs may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. In addition, in the event we or the CPA(R) REITs are forced to sell the property, it may be difficult to sell to a party other than the tenant due to the special purpose for which the property may have been designed. These and other limitations may affect the ability to sell properties without adversely affecting returns to shareholders. Our own scheduled lease expirations, as a percentage of annualized rental revenues for the next five years, are as follows:

2004 - 3.2%; 2005 - 4.1%; 2006 - 4.8%; 2007 - 2.2%; and 2008 -4.1%.

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

We do not fully control the management of our properties.

The tenants or managers of net lease properties are responsible for maintenance and other day-to-day management of the properties. Because our revenues are largely derived from rents and advisory fees, which in turn, are derived from rents collected by the CPA(R) REITs, our financial condition is dependent on the ability of net lease tenants to operate the properties successfully. If tenants are unable to operate the

                              W. P. CAREY & CO. LLC

properties successfully, the tenants may not be able to pay their rent, which could adversely affect our financial condition.

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

      -     Being sued by the CPA(R) REITs for inadequate due diligence.


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

The trading prices of equity securities issued by real estate companies have historically been affected by changes in broader market interest rates, with increases in interest rates resulting in decreases in trading prices, and decreases in interest rates resulting in increases in such trading prices. An increase in market interest rates could therefore adversely affect the trading prices of any equity securities issued by us. The stock price could be affected by factors other than changes in interest rates.

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

                              W. P. CAREY & CO. LLC


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

                              W. P. CAREY & CO. LLC

Item 2.     Properties.

Set forth below is certain information relating to the Company's properties owned as of December 31, 2003:

 LEASE OBLIGOR/                                              RENT PER    SHARE OF CURRENT    INCREASE
  LOCATION                                SQUARE FOOTAGE    SQUARE FOOT   ANNUAL RENTS(a)     FACTOR      LEASE TERM    MAXIMUM TERM
 -------------                            --------------    -----------   ---------------    --------     ----------    ------------
DR PEPPER BOTTLING COMPANY OF TEXAS
  Irving and Houston, Texas                    721,947           6.20        4,474,721        CPI          Jun. 2014      Jun. 2029

DETROIT DIESEL CORPORATION(b)
  Detroit, MI                                2,730,750           1.52        4,157,524        PPI          Jun. 2020      Jun. 2040

GIBSON GREETINGS, INC.
  Berea, KY and Cincinnati, OH               1,194,840           3.11        3,720,000        Stated       Nov. 2013      Nov. 2023

BOUYGUES TELECOM SA(b)
  Tours, France                                107,618          13.47        1,377,036(h)     INSEE(i)     Sep. 2009      Sep. 2012
  Illkirch, France                             107,639          27.16        2,192,926(r)     INSEE(i)     Jul. 2013      Jul. 2013
                                               -------                       ---------
                                 Total:        215,257                       3,569,962

SOCIETE LOGIDIS AND SOCIETE CV LOGISTIQUE (CARREFOUR FRANCE, SA AND CARREFOUR HYPERMARCHES FRANCE, SA) (b)(c)
  Cholet, Ploufragan, Colomiers, Crepy en
  Vallois, Lens, Nimes (2), and Thuit
  Hebert, France                             2,940,004           4.50        2,975,629        INSEE        Various        None

FEDERAL EXPRESS CORPORATION
  College Station, TX                           12,080           5.51           66,600        Stated       Apr. 2007      Apr. 2009
  Colliersville, TN (b)(e)                     390,380          17.02        2,657,852        CPI          Aug. 2019      Aug. 2029
  Corpus Christi, TX                            30,212           6.55          197,896        Stated       May 2007       May 2017
                                               -------                       ---------
                                 Total:        432,672                       2,922,348

AMERICA WEST HOLDINGS CORPORATION(b)(d)
  Tempe, AZ                                    225,114          16.90        2,837,889        CPI          Apr. 2014      Apr. 2024

QUEBECOR PRINTING INC.
  Doraville, GA (b)                            432,559           3.52        1,522,498        CPI          Dec. 2009      Dec. 2034
  Olive Branch, MS (b)                         285,500           4.16        1,186,578        Fixed        Jun. 2008      Jun. 2033
                                               -------                       ---------
                                 Total:        718,059                       2,709,076

ORBITAL SCIENCES CORPORATION(b)
  Chandler, AZ                                 335,307           7.92        2,655,320        CPI          Sep. 2009      Sep. 2029

AUTOZONE, INC.(b) (g)
  31 Locations :
     NC, TX, AL, GA, IL, LA, MO                175,730           7.52        1,321,567        % Sales      Feb. 2011      Feb. 2026
  11 Locations:
     FL, GA, NM, SC, TX                         54,000           9.71          524,388        % Sales      Aug. 2013      Aug. 2038
  12 Locations :
     FL, LA, MO, NC, TN                         72,500           5.11          370,636        % Sales      Various        Various
                                               -------                       ---------
                                 Total:        302,230                       2,216,591

SYBRON INTERNATIONAL CORPORATION
  Dubuque, IA; Portsmouth, NH and
  Rochester, NY                                494,100           4.38        2,163,816        CPI          Dec. 2013      Dec. 2038

CHECKFREE HOLDINGS, INC.(o)( b)
  Norcross, GA                                 220,675          19.29        2,128,372        CPI          Dec. 2015      Dec. 2030

LIVHO, INC.
  Livonia, MI                                  158,000          11.39        1,800,000        Stated       Dec. 2004      Jan. 2008

                              W. P. CAREY & CO. LLC

 LEASE OBLIGOR/                                              RENT PER    SHARE OF CURRENT    INCREASE
  LOCATION                                SQUARE FOOTAGE    SQUARE FOOT   ANNUAL RENTS(a)     FACTOR      LEASE TERM    MAXIMUM TERM
 -------------                            --------------    -----------   ---------------    --------     ----------    ------------
UNISOURCE WORLDWIDE, INC.
  Anchorage, AK                                 44,712           7.34          328,360        Stated       Dec. 2009      Dec. 2029
  Commerce, CA(b)                              411,561           3.46        1,422,080        Stated       Apr. 2010      Apr. 2030
                                               -------                       ---------
                                 Total:        456,273                       1,750,440

CSS INDUSTRIES, INC.
  Memphis, TN                                1,006,566           1.72        1,735,352        CPI          Dec. 2005      Dec. 2015

INFORMATION RESOURCES, INC.(b) (f)
  Chicago, IL                                  252,000          19.58        1,643,604        CPI          Oct. 2010      Oct. 2015

VARIOUS TENANTS
  Bloomingdale, IL                             102,236          15.83        1,618,451        Various      Various        Various

BRODART CO.
  Williamsport, PA (2)                         521,240           3.30        1,720,686        CPI          Jun. 2008      Jun. 2028

SYBRON DENTAL SPECIALTIES, INC.
  Glendora, CA and Romulus, MI                 245,000           6.59        1,613,096        CPI          Dec. 2018      Dec. 2043

BE AEROSPACE, INC.(b)
  Lenexa, KS                                   130,094           4.61          599,674        Stated       Sep. 2017      Sep. 2037
  Winston-Salem, NC                            274,216           2.66          728,320        Stated       Sep. 2017      Sep. 2037
  Dallas, TX                                    22,680           5.04          114,224        Stated       Sep. 2017      Sep. 2037
                                               -------                       ---------
                                 Total:        426,990                       1,442,218

SPRINT SPECTRUM L.P.(b)
  Albuquerque, NM                               94,731          15.04        1,424,561        Stated       May 2011       May 2021

EAGLE HARDWARE & Garden, Inc.(b)(g)
                                                                                              CPI &
  Bellevue, WA                                 127,360          10.06        1,281,273        % Sales      Aug. 2018      Aug. 2018

BELLSOUTH TELECOMMUNICATIONS, INC.(b)
  Lafayette Parish, LA                          64,803          16.92        1,096,170        Stated       Dec. 2009      Dec. 2039

AT&T Corporation
  Bridgeton, MO                                 85,510          14.14        1,209,048        Stated       Jun. 2011      Jun. 2021

PANTIN, FRANCE - MULTI-TENANT(b)                69,211          22.41        1,163,165(j)     INSEE(i)     Various        Various

HOLOGIC, INC. (b) (q)
  Danbury, CT                                   62,042           9.42          210,526        CPI          Aug. 2022      Aug. 2042
  Bedford, MA                                  207,000          12.42          925,612        CPI          Aug. 2022      Aug. 2042
                                               -------                       ---------
                                 Total:        269,042                       1,136,138

CENDANT OPERATION, INC.(b)
  Moorestown, NJ                                65,567          17.11        1,121,792        Stated       Jun. 2004      Jun. 2004

ANTHONY'S MANUFACTURING COMPANY, INC.
                                                                                              CPI/
  San Fernando, CA                             182,845           5.57        1,019,047        Market       May 2007       May 2012

WAL-MART STORES, INC.
  West Mifflin, PA                             118,125           8.05          950,905        CPI          Jan. 2007      Jan. 2037

                              W. P. CAREY & CO. LLC

 LEASE OBLIGOR/                                              RENT PER    SHARE OF CURRENT    INCREASE
  LOCATION                                SQUARE FOOTAGE    SQUARE FOOT   ANNUAL RENTS(a)     FACTOR      LEASE TERM    MAXIMUM TERM
 -------------                            --------------    -----------   ---------------    --------     ----------    ------------
UNITED STATIONERS SUPPLY COMPANY
  New Orleans, LA; Memphis, TN and San
  Antonio, TX                                  197,098           4.64          915,834        CPI          Mar. 2010      Mar. 2030

SWAT-FAME, INC.
  City of Industry, CA                         220,401           4.19          923,477        CPI          Dec. 2010      Dec. 2020

PRE FINISH METALS INCORPORATED
  Walbridge, OH                                313,704           2.84          892,091        CPI          Jun. 2008      Jun. 2028

LOCKHEED MARTIN CORPORATION
  King of Prussia, PA                           84,926           9.39          797,202        Stated       Jul. 2008      Jul. 2013

NVR L.P.
  Thurmont, MD and
  Farmington, NY                               179,741           4.30          773,370        CPI          Mar. 2014      Mar. 2039

AMS HOLDING GROUP
  College Station, TX                           52,552          14.56          765,101        Fixed        Dec. 2004      Dec. 2009

LOCKHEED MARTIN CORPORATION                     30,176           9.30          280,560        Stated       Dec. 2007      Jul. 2009
UNITED SPACE ALLIANCE LLC                       52,754           8.70          458,948        Stated       Feb. 2005      Apr. 2011
                                               -------                       ---------
                  Total for property in
                       Houston, TX: (b)         82,930                         739,508

FAURECIA EXHAUST SYSTEMS, INC.
   Toledo, OH                                   61,000           5.51          336,000        CPI          Nov. 2022      Nov. 2042
STAR CARTAGE                                    10,000           3.00           30,000        Stated       Mar. 2004      Mar. 2004
FAURECIA EXHAUST SYSTEMS, INC.                 350,000           1.06          371,000        Stated       Nov. 2005      Nov. 2007
                                               -------                         -------
  Toledo, OH(s)
                Total for properties in
                            Toledo, OH:        421,000                         737,000

EXIDE ELECTRONICS CORPORATION
  Raleigh, NC                                   27,770          23.22          644,937        CPI          Jul. 2006      Jul. 2031

WINN-DIXIE STORES, INC.(g)
  Bay Minette, AL                               34,887           3.68          128,470        % Sales      Jun. 2007      Jun. 2032
  Brewton, AL                                   30,625           4.39          134,500        % Sales      Oct. 2010      Oct. 2030
  Leeds, AL                                     26,470           5.47          144,713        % Sales      Feb. 2004      Feb. 2034
  Montgomery, AL                                32,690           5.86          191,534        % Sales      Mar. 2008      Mar. 2038
                                               -------                         -------
                                 Total:        124,672                         599,217

EXEL COMMUNICATIONS, INC.
  Reno, NV                                      53,158          10.93          580,800        Stated       Dec. 2006      Dec. 2016

WESTERN UNION FINANCIAL SERVICES, INC.
  Bridgeton, MO                                 78,080           7.34          573,221        Stated       Nov. 2006      Nov. 2011

DS GROUP LIMITED
  Goshen, IN                                    52,000          10.84          563,715        CPI          Feb. 2010      Feb. 2035

UNITED SPACE ALLIANCE LLC                       88,200           5.73          505,020        STATED       SEP. 2006      SEP. 2016
FACILITY MANAGEMENT SOLUTIONS, LLC               3,600           8.40           30,240        Stated       Dec. 2005      Dec. 2005
                                                ------                         -------
  Webster, TX                                   91,800                         535,260

                              W. P. CAREY & CO. LLC

 LEASE OBLIGOR/                                              RENT PER    SHARE OF CURRENT    INCREASE
  LOCATION                                SQUARE FOOTAGE    SQUARE FOOT   ANNUAL RENTS(a)     FACTOR      LEASE TERM    MAXIMUM TERM
 -------------                            --------------    -----------   ---------------    --------     ----------    ------------
TITAN CORPORATION (K)
  San Diego, CA                                166,403          17.20          530,627        CPI          Jul. 2007      Jul. 2032

SOCIETE DE TRAITEMENTS                          69,493           4.84          268,891(m)     INSEE(i)     May 2005       May 2008
DSM FOOD SPECIALITIES                           37,337           7.83          233,868(m)     INSEE(i)     May 2008       May 2008
                                               -------                         -------
           Total for properties in Joue
   Les Tours and Phalempin, France: (b)        106,830                         502,759

TELLIT ASSURANCES(b)
  Rouen, France                                 36,791          18.10         499,346(j)      INSEE(i)     Aug. 2010      Aug. 2010

BELLSOUTH ENTERTAINMENT, INC.
  Ft. Lauderdale, FL                            80,450           6.18          497,181        Fixed        Jun. 2009      Jun. 2019

CHILDTIME CHILDCARE, INC.(b)(l)
  12 Locations: AZ, CA, MI, TX                  83,912          16.59          472,307        CPI          Jan. 2016      Jan. 2041

YALE SECURITY, INC.
  Lemont, IL                                   113,133           4.06          459,000        Stated       Mar. 2011      Mar. 2011

HONEYWELL, INC.                                119,320           2.03          242,400        Stated       Sep. 2005      Sep. 2005
CONTINENTAL AIRLINES, INC.                      25,125           5.96          149,688        Stated       Jul. 2008      Jul. 2008
                                               -------                         -------
              Total for 2 properties in
                           Houston, TX:        144,445                         392,088

OLMSTEAD KIRK PAPER COMPANY                      5,760           6.56           37,800        Stated       Dec. 2007      Dec. 2007
INDUSTRIAL DATA SYSTEMS CORPORATION
(PETROCON ENGINEERING, INC.)                    42,880           8.16          349,900        Stated       Dec. 2011      Dec. 2014
                                                ------                         -------
                  Total for property in
                          Beaumont, TX:         48,640                         387,700

BIKE BARN HOLDING COMPANY, INC.                  6,216          10.42           64,800        Stated       Aug. 2005      Aug. 2015
SEARS ROEBUCK AND CO.                           21,069          10.60          223,331        Stated       Sep. 2005      Sep. 2015
                                                ------                         -------
                     Total for property in
                              Houston, TX:      27,285                         288,131

ALSTOM POWER, INC.(b)
  Erlanger, KY                                 118,200           2.43          287,226        Stated       May 2013       May 2013

TOOLING SYSTEMS, LLC
  Frankenmuth, MI                              128,400           2.21          283,451        Stated       Aug. 2012      Aug. 2017

VARIOUS TENANTS
   Broomfield, CO                               67,699           4.36          295,257        Various      Various        Various

THE ROOF CENTERS, INC.
  Manassas, VA                                  60,446           4.51          272,660        Stated       Jul. 2009      Jul. 2009

GAMES WORKSHOP, INC.
  Glen Burnie, MD                               45,300           5.99          271,185        CPI          Apr. 2006      Apr. 2016

NORTHERN TUBE, INC.
  Pinconning, MI                               220,588           1.15          254,538        CPI          Jul. 2013      Jul. 2023

                              W. P. CAREY & CO. LLC

 LEASE OBLIGOR/                                              RENT PER    SHARE OF CURRENT    INCREASE
  LOCATION                                SQUARE FOOTAGE    SQUARE FOOT   ANNUAL RENTS(a)     FACTOR      LEASE TERM    MAXIMUM TERM
 -------------                            --------------    -----------   ---------------    --------     ----------    ------------
DIRECTION REGIONAL DES AFFAIRES
SANITAIRES ET SOCIALES
  Rouen, France (b)                             25,618          13.03          246,547(j)     INSEE(i)     Mar. 2006      Mar. 2006

ADR BOOKPRINT INC.                               3,330           7.56           25,176        Stated       Feb. 2004      Feb. 2004
TRANS AMERICAN AUTOMATION INC.                   5,632           7.92           44,604        Stated       Feb. 2007      Feb. 2012
CUSTOM TRAINING GROUP, INC.                     11,704           8.50           99,480        Stated       Aug. 2006      Aug. 2006
RICHARD MILBURN ACADEMY                          7,860           7.57           59,520        Stated       Sep. 2008      Sep. 2008
WORK READY, INC.                                 7,306           9.66           70,560        Stated       Aug. 2006      Aug. 2006
                                                ------                         -------
                  Total for property in
                           Houston, TX:         35,832                         299,340

PENBERTHY PRODUCTS, INC.
  Prophetstown, IL                             161,878           1.47          237,486        CPI          Apr. 2006      Apr. 2026

VERIZON COMMUNICATIONS, INC.
  Milton, VT                                    30,624           6.81          208,467        Stated       Feb. 2013      Feb. 2023

ROCHESTER BUTTON COMPANY, INC.
  South Boston and Kenbridge, VA                81,387           2.21          180,000        None         Dec. 2016      Dec. 2036

PEPSI BOTTLING GROUP, LLC
  Houston, TX                                   17,725           6.29          111,557        Stated       Oct. 2004      Oct. 2004

PENN VIRGINIA COAL COMPANY
  Duffield, VA                                  15,444           4.79           74,000        CPI          Nov. 2004      Nov. 2019

SHINN SYSTEMS, INC. (n)
  Salisbury, NC                                 13,284           2.00           26,568        Fixed        Nov. 2006      Nov. 2006

VACANT PROPERTIES
  McMinnville, TN                              209,204
  Cincinnati, OH(t)                            597,996
  City of Industry, CA                         119,480
  Salisbury, NC                                298,681
  Toledo, Ohio                                 764,000
  Panama City, FL                               33,837
  Garland, TX                                  153,622
  Webster, TX                                   25,648
  Travelers Rest, SC                           181,700
  Broomfield, CO                                34,086
  Broomfield, CO (p)                           12.5 acres      Land Only
  Erlanger, KY (2)                             635,550


    (a) Share of Current Annual Rents is the product of the Square Footage, the Rent per Square Foot, and any ownership interest percentage as noted below.

    (b)  These properties are encumbered by mortgage notes payable.

    (c) Current annual rent represent the 22.5% ownership interest in a limited liability company owning land and buildings in France. Rents are collected in Euros, conversion rate at December 31, 2003 used.

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

                              W. P. CAREY & CO. LLC

    (h) Current annual rent represents the 95% ownership interest in a foreign partnership owning land and building. Rents are collected in Euros, conversion rate at December 31, 2003 used.

    (i) INSEE construction index, an index published quarterly by the French Government.

    (j) Current annual rent represents the 75% ownership interest in a foreign partnership owning land and building. Rents are collected in Euros, conversion rate at December 31, 2003 used.

    (k) Current annual rent represents the 18.54% ownership interest in a limited partnership owning land and building.

    (l) Current annual rent represents the 33.93% ownership interest in a limited partnership owning land and building.

    (m) Current annual rent represents the 80% ownership interest in a foreign partnership owning land and building. Rents are collected in Euros, conversion rate at December 31, 2003 used.

    (n) The property is mostly vacant, except for one tenant occupying approximately 4% of the property.

    (o) Current annual rent represents the 50% ownership interest in a limited liability company owning land and building.

    (p)  Land is currently under development.

    (q) Current annual rent represents the 36% ownership interest as a tenancy in common in this property.

    (r) Current annual rent represents the 75% ownership interest in a foreign partnership owning a building. Rents are collected in Euros, conversion rate at December 31, 2003 used.

    (s) The property is mostly vacant, except for two tenants, one of which is occupying the space under a sublease that was assigned to WPC. The two tenants are occupying approximately 33% of the property.

    (t) As of December 31, 2003, the property is under contract for sale to a third party

Item 3.     Legal Proceedings.

As of December 31, 2003, the Company was not involved in any material litigation.

Following a broker-dealer examination of Carey Financial Corporation ("Carey Financial"), the Company's wholly-owned broker-dealer subsidiary, by the staff of the Securities and Exchange Commission (the "SEC" or "Commission"), Carey Financial received a letter from the staff of the Securities and Exchange Commission, on or about March 4, 2004, alleging certain infractions by Carey Financial of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder and of the National Association of Securities Dealers, Inc. ("NASD"). The letter was delivered for the purpose of requiring Carey Financial to take corrective action and without regard to any other action the Commission may take with respect to the broker-dealer examination. It is not known at this time if the Commission intends to bring any action against Carey Financial. The infractions alleged are described below.

The staff alleges that in connection with two public offerings of shares of Corporate Property Associates 15 Incorporated ("CPA(R):15"), Carey Financial and its retail distributors sold certain securities without an effective registration statement. Specifically, the staff alleges that CPA(R):15 and Carey Financial oversold the amount of securities registered in the first offering (the "Phase I Offering") completed in the fourth quarter of 2002 and sold securities with respect to the second offering (the "Phase II" Offering) before a registration statement with respect to such offering became effective in the first quarter of 2003. It appears to be the staff's position that, notwithstanding the fact that pending effectiveness of the registration statement investor funds were delivered into escrow and not to CPA(R):15 or Carey Financial, such delivery involved sales of securities in violation of
Section 5 of the Securities Act of 1933. In the event the Commission pursues these allegations, or if affected CPA(R):15 investors bring a similar private action, CPA(R):15 might be required to offer the affected investors the opportunity to receive a return of their investment. It cannot be determined at this time if, as a consequence of investor funds being returned by CPA(R):15, Carey Financial would be required to return to CPA(R):15 the commissions paid by CPA(R):15 on purchases ultimately rescinded or, if so required, the amount of commissions which would be due, as that amount would be contingent on the amount of purchases actually rescinded. Further, as part of any action against the Company, the Commission could seek disgorgement of any such commissions or different or additional penalties or relief, including without limitation, injunctive relief and/or civil monetary penalties, irrespective of the outcome of any rescission offer. As such, the Company cannot predict the potential effect such a rescission offer or SEC action may ultimately have on the operations of Carey Financial or the Company. There can be no assurance such effect, if any, would not be material.

The staff also alleges that the prospectus delivered with respect to the Phase I Offering contained material misstatements and omissions because that prospectus did not disclose that the proceeds of the Phase I Offering would be used to advance commissions and expenses payable with respect to the Phase II Offering. The staff claims that the failure to disclose this use of funds constitutes a misstatement of a material fact in violation of Section 17(a) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934. Carey Financial has reimbursed CPA(R):15 for the interest cost of advancing the commissions that were later recovered from the Phase II Offering proceeds. It cannot be determined at this time what relief, if any, would be granted if an action were to be brought by the Commission if an action were to be brought by the Commission or a private investor of CPA(R):15 with respect to these allegations. As such, the Company cannot predict the potential effect such an action may ultimately have on the operations of Carey Financial, or the Company. There can be no assurance such effect, if any, would not be material.

The staff also alleges that the CPA(R):15 offering documents contained material misstatements and omissions because they did not include a discussion of the manner in which dividends would be paid to the initial investors in the Phase
II offering. The staff letter asserts that the payment of dividends to the Phase II shareholders resulted in significantly higher annualized rates of return to the initial Phase II shareholders than was being earned by the Phase
I shareholders, and that the Company failed to disclose to the Phase I shareholders the potential differences in the rates of return. The staff claims that the failure to make this disclosure constitutes a misstatement of a material fact in violation of Section 17(a) of the Securities Act of 1933,
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934. It cannot be determined at this time what relief, if any, would be granted if an action were to be brought by the Commission or an affected CPA(R):15 investor with respect to these allegations. There can be no assurance that, if an action were to be brought by the Commission or a private investor of CPA(R):15 against Carey Financial, the remedy imposed would not be material.

In addition to the allegations with respect to the CPA(R):15 offerings, the staff alleges that Carey Financial violated Section 15(b)(7) of the Securities Exchange Act of 1934 and Rule 15b-7 promulgated thereunder and NASD Rule 1031(a) with respect to the failure of four employees to transfer their broker-dealer licenses to Carey Financial before they began work for Carey Financial. These licenses have since been transferred to Carey Financial. It cannot be determined at this time what remedy, if any, would be pursued by the Commission if any action were to be brought by the Commission with respect to these allegations. The Company does not expect such a remedy to be material; however, there can be no assurance that if the Commission brought an action against Carey Financial the remedy imposed would not be material.

The staff alleges that Carey Financial violated NASD Conduct Rule 3060 by providing registered broker-dealers associated with its retail distributors who sold shares of CPA(R):15 with non-cash sales incentives in excess of $100. Neither the Commission nor the NASD has yet instituted a formal action against Carey Financial and, in the letter, the staff only cited this violation in general terms. The Company is in the process of ascertaining the specific factual details forming the basis for these allegations. The Company is unable to predict at this time the potential outcome of any SEC action against Carey Financial with respect to such allegation, or the potential effect an action may have on the operations of Carey Financial or the Company.

In addition to all of the above, the staff has alleged that each of these actions constituted a violation of NASD Conduct Rules 3010(a) and (b) for Carey Financial's failure to supervise its business activities and enforce its written supervisory procedures. Neither the Commission nor the NASD has yet instituted an action against Carey Financial. The Company is in the process of ascertaining the specific factual details forming the basis for these allegations. The Company is unable to predict at this time the potential outcome of an action against Carey Financial or the potential effect an action may have on the operations of Carey Financial or the Company.

Item 4.     Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the year ended December 31, 2003 to a vote of security holders, through the solicitation of proxies or otherwise.

                              W. P. CAREY & CO. LLC

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters.

Information with respect to Registrant's common equity is hereby incorporated by reference to page 49 of the Company's Annual Report contained in Appendix A.

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

$128,125 of WPC's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of December 31, 2003 ranged from 2.34% to 6.44%. The interest on the fixed rate debt as of December 31, 2003 ranged from 6.11% to 9.13%.

Advances from the line of credit bear interest at an annual rate of either (i) the one, two, three or six-month LIBOR, plus a spread which ranges from 0.6% to 1.45% depending on leverage or corporate credit rating or (ii) the greater of the bank's Prime Rate and the Federal Funds Effective Rate, plus .50%, plus a spread of up to .125% depending on WPC's leverage.

 (in thousands)
                          2004         2005         2006        2007          2008       Thereafter       Total       Fair Value
                          ----         ----         ----        ----          ----       ----------       -----       ----------
Fixed rate debt          $21,145      $5,790      $19,864     $12,293        $6,590        $62,443      $128,125       $128,435
Weighted average
    interest rate           8.07%       7.40%       7.13%        7.14%         7.47%          7.22%
Variable rate debt       $31,151      $2,272      $ 2,546     $ 2,816        $3,109        $39,174      $ 81,068       $ 81,068

WPC conducts business in France. Accordingly, WPC is subject to foreign currency exchange rate risk from the effects of exchange rate movements on foreign currencies and this may affect our future costs and cash flows; however, exchange rate movements to date have not had a significant effect on WPC's financial position or results of operations. For the year ended December 31, 2003, WPC recognized $556 in foreign currency transaction gains in connection with the transfer of cash from foreign operating subsidiaries to the parent company. The cash received was subsequently converted into dollars. In addition, for the year ended December 31, 2003, the Company recognized unrealized foreign currency gains of $130. The cumulative foreign currency translation adjustment reflects a gain of $679. To date, WPC has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

                              W. P. CAREY & CO. LLC

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases resulting from WPC's foreign operations are as follows:

 (in thousands)              2004        2005         2006         2007         2008        Thereafter      Total
                             ----        ----         ----         ----         ----        ----------      -----
Minimum Rents (1)           $7,547      $7,539      $7,292       $7,164      $6,711          $18,939       $55,192

Scheduled principal payments for the mortgage notes payable during each of the next five years following December 31, 2003 and thereafter are as follows:

(in thousands)               2004        2005         2006         2007         2008        Thereafter      Total
                             ----        ----         ----         ----         ----        ----------      -----
Mortgage notes
Payable(1)                  $2,151      $2,272       $2,546       $2,816      $3,109          $39,174       $52,068

    (1)  Based on December 31, 2003 exchange rate for the Euro.


Item 8.     Consolidated Financial Statements and Supplementary Data:

The following consolidated financial statements and supplementary data of the Company are hereby incorporated by reference to pages 16 to 49 of the Company's Annual Report contained in Appendix A:

      (i)   Report of Independent Auditors.

      (ii)  Consolidated Balance Sheets as of December 31, 2003 and 2002

      (iii) Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

      (iv) Consolidated Statements of Members' Equity for the years ended December 31, 2001, 2002 and 2003

      (v) Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

      (vi)  Notes to Consolidated Financial Statements


Item 9.     Disagreements on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures

The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of December 31, 2003.

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

                              W. P. CAREY & CO. LLC

                                    PART III


Item 10.    Directors and Executive Officers of the Registrant.

This information will be contained in Company's definitive Proxy Statement with respect to the Company's 2004 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

Item 11.    Executive Compensation.

This information will be contained in Company's definitive Proxy Statement with respect to the Company's 2004 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

This information will be contained in Company's definitive Proxy Statement with respect to the Company's 2004 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

Item 13.    Certain Relationships and Related Transactions.

This information will be contained in Company's definitive Proxy Statement with respect to the Company's 2004 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

Item 14.    Principal Accounting Fees and Services

This information will be contained in Company's definitive Proxy Statement with respect to the Company's 2004 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

                              W. P. CAREY & CO. LLC

                                     PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K


     (a) 1. Financial Statements:

                  The following financial statements are filed as a part of this
                  Report:

                    Report of Independent Auditors.

                    Consolidated Balance Sheets as of December 31, 2003 and
                    2002.

                    Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001.

                    Consolidated Statements of Members' Equity for the years ended December 31, 2001, 2002, and 2003.

                    Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001.

                    Notes to Consolidated Financial Statements.

The consolidated financial statements are hereby incorporated by reference to pages 16 to 49 of the Company's Annual Report contained in Appendix A.

    (a) 2.  Financial Statement Schedule:

                  The following schedule is filed as a part of this Report:

                      Report of Independent Auditors.

                      Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2003.

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

                              W. P. CAREY & CO. LLC

    (a) 3.  Exhibits:

The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit                                                                                Method of
  No.        Description                                                                Filing
--------     -----------                                                          -------------------
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

  10.5       Non-Statutory Listed Share Option Agreement.                         Exhibit 10.5 to Registration
                                                                                  Statement on Form S-4
                                                                                  (No. 333-37901) dated October
                                                                                  15, 1997

  10.6       Second Amended and Restated Credit Agreement                         Exhibit 10.6 to Form 10-K,
             dated as of March 23, 2001                                           dated March 18, 2002

  21.1       List of Registrant Subsidiaries                                      Filed herewith

  23.1       Consent of PricewaterhouseCoopers LLP                                Filed herewith

  31.1       Certification of Chief Executive Officer pursuant to                 Filed herewith
             Section 302(a) of the Sarbanes-Oxley Act of 2002.

  31.2       Certification of Chief Executive Officer pursuant to                 Filed herewith
             Section 302(a) Of the Sarbanes-Oxley Act of 2002.

                              W. P. CAREY & CO. LLC

Exhibit                                                                                Method of
  No.        Description                                                                Filing
--------     -----------                                                          -------------------
    32.1     Chief Executive Officer's Certification Pursuant to Section 906      Filed herewith
             of the Sarbanes-Oxley Act of 2002.


    32.2     Chief Financial Officer's Certification Pursuant to Section 906      Filed herewith
             of the Sarbanes-Oxley Act of 2002.


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

   99.22     Listed Share Purchase Warrant.                                       Exhibit 99.22 to Registration
                                                                                  Statement on Form S-4
                                                                                  (No. 333-37901) dated October
                                                                                  15, 1997

(b) Report on Form 8-K:

During the quarter ended December 31, 2003, the Company was not required to file any reports on Form 8-K.

                              W. P. CAREY & CO. LLC

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. W. P. CAREY & CO. LLC

   3/12/2004                        BY:      /s/ John J. Park
--------------                              -----------------------------------
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

                                    BY:     W. P. CAREY & CO. LLC

   3/12/2004                        BY:     /s/ William P. Carey
--------------                              -----------------------------------
     Date                                   William P. Carey
                                            Chairman of the Board, Co-Chief
                                            Executive Officer and Director

   3/12/2004                        BY:     /s/ Francis J. Carey
--------------                              -----------------------------------
     Date                                   Francis J. Carey
                                            Vice Chairman of the Board,
                                            Chairman of the Executive Committee
                                            and Director

   3/12/2004                        BY:     /s/ Gordon F. DuGan
--------------                              -----------------------------------
     Date                                   Gordon F. DuGan
                                            President and Co-Chief Executive
                                            Officer and Director

   3/12/2004                        BY:     /s/ George E. Stoddard
--------------                              -----------------------------------
     Date                                   George E. Stoddard
                                            Senior Executive Vice President,
                                            Chairman of the Investment Committee,
                                            and Director

   3/12/2004                        BY:     /s/ Nathaniel S. Coolidge
--------------                              -----------------------------------
     Date                                   Nathaniel  S. Coolidge
                                            Chairman of the Audit Committee and
                                            Director

   3/12/2004                        BY:     /s/ Eberhard Faber IV
--------------                              -----------------------------------
     Date                                   Eberhard Faber IV
                                            Chairman of Nomination & Corporate
                                            Governance Committee and Director

   3/12/2004                        BY:     /s/ Dr. Lawrence R. Klein
--------------                              -----------------------------------
     Date                                   Dr. Lawrence R. Klein
                                            Chairman of the Economic Policy
                                            Committee and Director

   3/12/2004                        BY:     /s/ Charles C. Townsend, Jr.
--------------                              -----------------------------------
     Date                                   Charles C. Townsend, Jr.
                                            Chairman of the Compensation
                                            Committee and Director

   3/12/2004                        BY:     /s/ Ralph Verni
--------------                              -----------------------------------
     Date                                   Ralph Verni
                                            Director

   3/12/2004                        BY:     /s/ Karsten von Koller
--------------                              -----------------------------------
     Date                                   Karsten von Koller
                                            Director

   3/12/2004                        BY:     /s/ Reginald Winssinger
--------------                              -----------------------------------
     Date                                   Reginald Winssinger
                                            Director

   3/12/2004                        BY:     /s/ John J. Park
--------------                              -----------------------------------
     Date                                   John J. Park
                                            Managing Director and Chief
                                            Financial Officer

   3/12/2004                        BY:     /s/ Claude Fernandez
--------------                              -----------------------------------
     Date                                   Claude Fernandez
                                            Managing Director and Chief
                                            Accounting Officer

                         REPORT of INDEPENDENT AUDITORS
                         on FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of
 W. P. CAREY & CO. LLC:

Our audits of the consolidated financial statements referred to in our report dated March 12, 2004 appearing in the 2003 Annual Report to Shareholders of W.
P. CAREY & CO. LLC (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

New York, New York
March 12, 2004

                              W. P. CAREY & CO. LLC
             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION
                             as of December 31, 2003

                                                         Initial Cost to Company
                                                         -----------------------

                                                                                                   Costs
                                                                                                Capitalized          Increase
                                                                                 Personal      Subsequent to     (decrease) in Net
       Description           Encumbrances         Land          Buildings        Property     Acquisition (a)     Investments (b)
       -----------           ------------         ----          ---------        --------     ---------------     ---------------
Operating Method:
Office, warehouse and
  manufacturing buildings
  leased to various
  tenants in Broomfield,
  Colorado                                      $  247,993      $ 2,538,263                       $1,200,000
Distribution facilities
  and warehouses in
  Erlanger, Kentucky
  partially leased to
  Alstom Power, Inc.          $10,777,726        1,525,593       21,427,148                          255,329           141,235
Supermarkets leased to
  Winn-Dixie Stores, Inc.                          855,196        6,762,374                                         (4,536,639)
Warehouse and manufac-
  turing plant leased to
  Pre Finish Metals
  Incorporated                                     324,046        8,408,833
Land leased to Unisource
  Worldwide, Inc.                                4,573,360
Centralized telephone
  bureau leased to Exel
  Communications, Inc.                             925,162        4,023,627                                            101,983
Office building leased to
  Industrial Data Systems
  Corporation and
  Olmstead Kirk Paper
  Company                                          164,113        2,343,849                          445,640
Computer center leased to
  AT&T Corporation                                 269,700        5,099,964                        4,165,742           (2,612)
Office, manufacturing and
  warehouse buildings
  leased to AMS Holding
  Group                                          1,389,951        5,337,002                           92,326       (1,039,757)
Warehouse and
  distribution leased to
  Shinn Systems                                    246,949        5,034,911                        1,363,829
Manufacturing and office
  buildings leased to
  Penn Virginia Coal
  Company                                          240,072          609,267
Land leased to Exide
  Electronics Corporation                        1,638,012                                                           (809,735)
Warehouse/ office
  research facilities
  leased to
 Lockheed Martin
  Corporation                                    1,218,860        6,283,475                          539,706
Warehouse/distribution
  facilities leased to
  Games Workshop, Inc.                             293,801        1,912,271                           31,176

                                 Gross Amount at which Carried at Close of Period(d)
                                 ---------------------------------------------------
                                                                                                                       Life on which
                                                                                                                        Depreciation
                                                                                                                          in Latest
                                                                                                                       Statement of
                                                                 Personal                     Accumulated      Date        Income
       Description                 Land         Buildings        Property        Total      Depreciation(d)  Acquired   is Computed
       -----------                 ----         ---------        --------        -----      ---------------  --------  ------------
Operating Method:
Office, warehouse and
  manufacturing buildings
  leased to various
  tenants in Broomfield,
  Colorado                      $  247,993      $ 3,738,263                   $ 3,986,256        $511,990   1/1/1998       40 yrs.
Distribution facilities
  and warehouses in
  Erlanger, Kentucky
  partially leased to
  Alstom Power, Inc.             1,525,593       21,823,712                    23,349,305       3,240,623   1/1/1998       40 yrs.
Supermarkets leased to
  Winn-Dixie Stores, Inc.          406,674        2,674,257                     3,080,931         415,274   1/1/1998       40 yrs.
Warehouse and manufac-
  turing plant leased to
  Pre Finish Metals
  Incorporated                     324,046        8,408,833                     8,732,879       1,261,326   1/1/1998       40 yrs.
Land leased to Unisource
  Worldwide, Inc.                4,573,360                                      4,573,360                   1/1/1998       N/A
Centralized telephone
  bureau leased to Exel
  Communications, Inc.             925,162        4,125,610                     5,050,772         612,160   1/1/1998       40 yrs.
Office building leased to
  Industrial Data Systems
  Corporation and
  Olmstead Kirk Paper
  Company                          164,113        2,789,489                     2,953,602         395,059   1/1/1998       40 yrs.
Computer center leased to
  AT&T Corporation                 269,700        9,263,094                     9,532,794         508,391   1/1/1998       40 yrs.
Office, manufacturing and
  warehouse buildings
  leased to AMS Holding
  Group                          1,107,855        4,671,667                     5,779,522         673,309   1/1/1998       40 yrs.
Warehouse and
  distribution leased to
  Shinn Systems                    246,949        6,398,740                     6,645,689         929,780   1/1/1998       40 yrs.
Manufacturing and office
  buildings leased to
  Penn Virginia Coal
  Company                          240,072          609,267                       849,339          91,390   1/1/1998       40 yrs.
Land leased to Exide
  Electronics Corporation          828,277                                        828,277                   1/1/1998       N/A
Warehouse/ office
  research facilities
  leased to
 Lockheed Martin
  Corporation                    1,218,860        6,823,181                     8,042,041       1,014,125   1/1/1998       40 yrs.
Warehouse/distribution
  facilities leased to
  Games Workshop, Inc.             293,801        1,943,447                     2,237,248         287,498   1/1/1998       40 yrs.

                              W. P. CAREY & CO. LLC
             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION
                             as of December 31, 2003

                                                         Initial Cost to Company
                                                         -----------------------

                                                                                                   Costs
                                                                                                Capitalized          Increase
                                                                                 Personal      Subsequent to     (decrease) in Net
       Description           Encumbrances         Land          Buildings        Property     Acquisition (a)     Investments (b)
       -----------           ------------         ----          ---------        --------     ---------------     ---------------
Warehouse and office
  facility leased to
  BellSouth
  Entertainment, Inc.                            1,173,108        3,368,141                          242,885           98,916
Manufacturing and office
  facility leased to Yale
  Security, Inc.                                   345,323        3,913,657                                            60,394
Manufacturing facilities
  leased to Faurecia
  Exhaust Systems, Inc.
  and Star Cartage Inc.                            223,585        9,652,682                          101,260          203,626
Manufacturing facilities
  leased to Northern
  Tube, Inc.                                        31,725        1,691,580
Manufacturing facilities
  leased to Anthony's
  Manufacturing Company,
  Inc.                                           2,051,769        5,321,776                                           152,368
Manufacturing facilities
  in Traveler's Rest, SC                           263,618        4,046,406                                        (2,506,543)
Land leased to AutoZone,
  Inc.                         12,593,719        9,382,198                                                           (147,949)
Office facility leased to
  Verizon Communications,
  Inc.                                             219,548        1,578,592
Land leased to Sybron
  Dental Specialities,
  Inc.                                           1,135,003                                                             17,286
Office facility in
  Bloomingdale, IL leased
  to 5 lessees                                   1,074,640       11,452,967                          154,728
Manufacturing facilities
  leased to Tooling
  Systems LLC                                      284,314        2,483,597                           81,386
Manufacturing and office
  facility leased to The
  Roof Centers, Inc.                               459,593        1,351,737
Manufacturing facilities
  leased to Quebecor
  Printing Inc.                11,471,613        4,458,047       18,695,004                                            477,347
Distribution and office
  facilities leased to
  Federal Express
  Corporation                                      335,189        1,839,331
Land leased to Dr Pepper
  Bottling Company of
  Texas                                          9,795,193

                                 Gross Amount at which Carried at Close of Period(d)
                                 ---------------------------------------------------
                                                                                                                       Life on which
                                                                                                                        Depreciation
                                                                                                                          in Latest
                                                                                                                       Statement of
                                                                 Personal                     Accumulated      Date        Income
       Description                 Land         Buildings        Property        Total      Depreciation(d)  Acquired   is Computed
       -----------                 ----         ---------        --------        -----      ---------------  --------  ------------
Warehouse and office
  facility leased to
  BellSouth
  Entertainment, Inc.            1,173,108        3,709,942                     4,883,050         534,015   1/1/1998       40 yrs.
Manufacturing and office
  facility leased to Yale
  Security, Inc.                   345,323        3,974,051                     4,319,374         592,404   1/1/1998       40 yrs.
Manufacturing facilities
  leased to Faurecia
  Exhaust Systems, Inc.
  and Star Cartage Inc.            223,585        9,957,568                    10,181,153       1,465,558   1/1/1998       40 yrs.
Manufacturing facilities
  leased to Northern
  Tube, Inc.                        31,725        1,691,580                     1,723,305         253,737   1/1/1998       40 yrs.
Manufacturing facilities
  leased to Anthony's
  Manufacturing Company,
  Inc.                           2,051,769        5,474,144                     7,525,913         811,146   1/1/1998       40 yrs.
Manufacturing facilities
  in Traveler's Rest, SC           263,618        1,539,863                     1,803,481         418,970   1/1/1998       40 yrs.
Land leased to AutoZone,
  Inc.                           9,234,249                                      9,234,249                   1/1/1998       N/A
Office facility leased to
  Verizon Communications,
  Inc.                             219,548        1,578,592                     1,798,140         236,788   1/1/1998       40 yrs.
Land leased to Sybron
  Dental Specialities,
  Inc.                           1,152,289                                      1,152,289                   1/1/1998       N/A
Office facility in
  Bloomingdale, IL leased
  to 5 lessees                   1,074,640       11,607,695                    12,682,335       1,733,620   1/1/1998       40 yrs.
Manufacturing facilities
  leased to Tooling
  Systems LLC                      365,700        2,483,597                     2,849,297         186,270   1/1/1998       40 yrs.
Manufacturing and office
  facility leased to The
  Roof Centers, Inc.               459,593        1,351,737                     1,811,330         202,761   1/1/1998       40 yrs.
Manufacturing facilities
  leased to Quebecor
  Printing Inc.                  4,458,047       19,172,351                    23,630,398       2,844,580   1/1/1998       40 yrs.
Distribution and office
  facilities leased to
  Federal Express
  Corporation                      335,189        1,839,331                     2,174,520         275,900   1/1/1998       40 yrs.
Land leased to Dr Pepper
  Bottling Company of
  Texas                          9,795,193                                      9,795,193                   1/1/1998       N/A

                              W. P. CAREY & CO. LLC
             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION
                             as of December 31, 2003

                                                         Initial Cost to Company
                                                         -----------------------

                                                                                                   Costs
                                                                                                Capitalized          Increase
                                                                                 Personal      Subsequent to     (decrease) in Net
       Description           Encumbrances         Land          Buildings        Property     Acquisition (a)     Investments (b)
       -----------           ------------         ----          ---------        --------     ---------------     ---------------
Manufacturing facility
  leased to Detroit
  Diesel Corporation           14,360,440        5,967,620       31,730,547                                            775,099
Engineering and
  Fabrication facility
  leased to Orbital
  Sciences Corporation         13,886,877        5,034,749       18,956,971                        2,185,077           541,325
Distribution facility
  leased to Pepsi
  Bottling Group, LLC                              166,745          884,772
Retail store leased to
  Eagle Hardware and
  Garden, Inc.                 10,046,975        4,125,000       11,811,641                          393,206
Office building in
  Pantin, France leased
  to eleven lessees            12,747,965        2,674,914        8,113,120                                          1,227,878
Office facility in Mont
  Saint Argany, France
  leased to Tellit
  Assurances                    3,917,904          542,968        5,286,915                                            476,644
Portfolio of seven
  properties in Houston,
  Texas leased to 12
  lessees                       5,052,640        3,260,000       22,574,073                          655,518
Office facility leased to
  America West Holdings
  Corp.                        17,295,356        2,274,782       26,701,663
Office facility leased to
  Sprint Spectrum L.P.          8,584,180        1,190,000        9,352,965                        1,315,694
Office facility in Rouen,
  France leased to
  Direction Regional des
  Affaires Sanitaires et
  Sociales                      1,482,967          303,061        2,109,731                                             61,703
Office facility leased to
  Cendant Operations, Inc.      5,839,802          351,445        5,980,736                          527,368            42,917
Office facility leased to
   BellSouth
  Telecommunications, Inc.      5,093,129          720,000        7,708,458                          119,092
Office buildings in
  Phalempine and Joue Les
  Tourse, France leased
  to DSM Food Specialties
  and Societe de
  Traitements                   3,668,707          451,168        4,478,891                                            642,294
Office facility in Tours,
  France leased to
  Bouygues Telecom SA           9,699,179        1,033,532        9,737,359                                          3,441,919

                                 Gross Amount at which Carried at Close of Period(d)
                                 ---------------------------------------------------
                                                                                                                       Life on which
                                                                                                                        Depreciation
                                                                                                                          in Latest
                                                                                                                       Statement of
                                                                 Personal                     Accumulated      Date        Income
       Description                 Land         Buildings        Property        Total      Depreciation(d)  Acquired   is Computed
       -----------                 ----         ---------        --------        -----      ---------------  --------   -----------
Manufacturing facility
  leased to Detroit
  Diesel Corporation             5,967,620       32,505,646                    38,473,266       4,825,069   1/1/1998       40 yrs.
Engineering and
  Fabrication facility
  leased to Orbital
  Sciences Corporation           5,034,749       21,683,373                    26,718,122       3,141,921   1/1/1998       40 yrs.
Distribution facility
  leased to Pepsi
  Bottling Group, LLC              166,745          884,772                     1,051,517         132,716   1/1/1998       40 yrs.
Retail store leased to
  Eagle Hardware and
  Garden, Inc.                   4,493,534       11,836,313                    16,329,847       1,688,232   4/23/1998      40 yrs.
Office building in
  Pantin, France leased
  to eleven lessees              1,469,611       10,546,301                    12,015,912       1,460,261   5/27/1998      40 yrs.
Office facility in Mont
  Saint Argany, France
  leased to Tellit
  Assurances                       610,064        5,696,463                     6,306,527         750,106   6/10/1998      40 yrs.
Portfolio of seven
  properties in Houston,
  Texas leased to 12
  lessees                        3,260,000       23,229,591                    26,489,591       3,174,783   6/15/1998      40 yrs.
Office facility leased to
  America West Holdings
  Corp.                          2,274,782       26,701,663                    28,976,445       3,113,287    6/30/1998     40 yrs.
Office facility leased to
  Sprint Spectrum L.P.           1,466,884       10,391,775                    11,858,659       1,254,313   7/1/1998       40 yrs.
Office facility in Rouen,
  France leased to
  Direction Regional des
  Affaires Sanitaires et
  Sociales                         237,275        2,237,220                     2,474,495         280,031   11/16/1998     40 yrs.
Office facility leased to
  Cendant Operations, Inc.         351,445        6,551,021                     6,902,466         864,600   2/19/1999      40 yrs.
Office facility leased to
   BellSouth
  Telecommunications, Inc.         720,000        7,827,550                     8,547,550         789,654   12/22/1999     40 yrs.
Office buildings in
  Phalempine and Joue Les
  Tourse, France leased
  to DSM Food Specialties
  and Societe de
  Traitements                      535,047        5,037,306                     5,572,353         593,685   5/5/1999       40 yrs.
Office facility in Tours,
  France leased to
  Bouygues Telecom SA            1,377,724       12,835,086                    14,212,810       1,041,036    9/1/2000      40 yrs.

                              W. P. CAREY & CO. LLC
             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION
                             as of December 31, 2003

                                                         Initial Cost to Company
                                                         -----------------------

                                                                                                   Costs
                                                                                                Capitalized          Increase
                                                                                 Personal      Subsequent to     (decrease) in Net
       Description           Encumbrances         Land          Buildings        Property     Acquisition (a)     Investments (b)
       -----------           ------------         ----          ---------        --------     ---------------    ----------------
Operating Method:
Office facility in
  Illkirch, France leased
  to Bouygues Telecom SA        20,551,413                       18,520,178                                          7,722,717
Manufacturing facility
  leased to Swat Fame,
  Inc.                                           3,789,019       13,163,763                          684,955           317,639
Manufacturing facilities
  leased to BE Aerospace,
  Inc.                             9,089,323     1,860,000      12,538,600                                               5,663
                                ------------   -----------    ------------     -------------     -----------        ----------
                                $176,159,915   $78,890,664    $344,826,837     $                 $14,554,917        $7,465,718
                                ============   ===========    ============     =============     ===========        ==========

                                 Gross Amount at which Carried at Close of Period(d)
                                 ---------------------------------------------------
                                                                                                                       Life on which
                                                                                                                        Depreciation
                                                                                                                          in Latest
                                                                                                                       Statement of
                                                                 Personal                     Accumulated      Date        Income
       Description                 Land         Buildings        Property        Total      Depreciation(d)  Acquired   is Computed
       -----------                 ----         ---------        --------        -----      ---------------  --------  ------------
Operating Method:
Office facility in
  Illkirch, France leased
  to Bouygues Telecom SA                         26,242,895                     26,242,895       1,339,481   12/3/2001     40 yrs.
Manufacturing facility
  leased to Swat Fame,
  Inc.                           3,789,019       14,166,357                     17,955,376         659,371    1/1/1998     40 yrs.
Manufacturing facilities
  leased to BE Aerospace,
  Inc.                           1,860,000       12,544,263                     14,404,263         415,401    9/12/2002    40 yrs.
                               -----------     ------------    ------------   ------------     -----------
                               $77,170,530     $368,567,606    $              $445,738,136     $45,020,621
                               ===========     ============    ============   ============     ===========

                              W. P. CAREY & CO. LLC
             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION
                             as of December 31, 2003


                                                        Initial Cost to Company
                                                        -----------------------
                                                                                             Costs
                                                                                          Capitalized
                                                                                         Subsequent to
        Description              Encumbrances           Land             Buildings      Acquisition (a)
        -----------              ------------           ----             ---------      ---------------
Direct Financing Method:
Office buildings and
  warehouses leased to
  Unisource Worldwide, Inc.        $4,033,622         $  331,910         $12,281,102
Centralized Telephone
  Bureau leased to Western
  Union Financial
  Services, Inc.                                         842,233           4,762,302
Warehouse and
  manufacturing buildings
  leased to Gibson
  Greetings, Inc.                                      3,495,507          34,016,822
Warehouse and
  manufacturing buildings
  leased to CSS
  Industries, Inc.                                     1,051,005          14,036,912
Manufacturing,
  distribution and office
  buildings leased to
  Brodart Co.                                            445,383          11,323,899
Technology center leased
  to Faurecia Exhaust
  Systems, Inc.                                          223,585           2,684,424
Manufacturing facilities
  leased to Rochester
  Button Company, Inc.                                    20,428             576,781
Office and research
  facility leased to Exide
  Electronics Corporation                                                  2,844,120
Manufacturing facility
  leased to Penberthy
  Products, Inc.                                          70,317           1,476,657
Manufacturing facility and
  warehouse leased to DS
  Group Limited                                          238,532           3,339,449
Retail stores leased to
  AutoZone, Inc.                                                          16,416,402
Retail store leased to
  Wal-Mart Stores, Inc.                                1,839,303           6,535,144
Manufacturing and office
  facilities leased to
  Sybron International
  Corporation                                          2,273,857          18,078,975         12,728
Manufacturing and office
  facilities leased to
  Sybron Dental
  Specialties, Inc.                                      454,101          13,250,980          9,315
Manufacturing and office
  facilities leased to NVR
  L.P.                                                   728,683           6,092,840
Office/warehouse
  facilities leased to
  United Stationers Supply
  Company                                              1,882,372           5,846,214         26,581
Bottling and distribution
  facilities lease to Dr
  Pepper Bottling Company
  of Texas                                                                27,598,638
                                    ----------       -----------        ------------        -------
                                    $4,033,622       $13,897,216        $181,161,661        $48,624
                                    ==========       ===========        ============        =======


                                                       Gross Amount at which Carried
                                                            at Close of Period
                                                            ------------------
                                      Increase
                                  (Decrease) in Net
        Description                 Investment(b)                Total                Date Acquired
        -----------               ---------------                -----                -------------
Direct Financing Method:
Office buildings and
  warehouses leased to
  Unisource Worldwide, Inc.              $83,086             $12,696,098                1/1/1998
Centralized Telephone
  Bureau leased to Western
  Union Financial
  Services, Inc.                         (375,711)             5,228,824                1/1/1998
Warehouse and
  manufacturing buildings
  leased to Gibson
  Greetings, Inc.                      (2,642,078)            34,870,251                1/1/1998
Warehouse and
  manufacturing buildings
  leased to CSS
  Industries, Inc.                        206,965             15,294,882                1/1/1998
Manufacturing,
  distribution and office
  buildings leased to
  Brodart Co.                          (3,960,678)             7,808,604                1/1/1998
Technology center leased
  to Faurecia Exhaust
  Systems, Inc.                          (276,580)             2,631,429                1/1/1998
Manufacturing facilities
  leased to Rochester
  Button Company, Inc.                    (86,164)               511,045                1/1/1998
Office and research
  facility leased to Exide
  Electronics Corporation                (924,548)             1,919,572                1/1/1998
Manufacturing facility
  leased to Penberthy
  Products, Inc.                         (323,454)             1,223,520                1/1/1998
Manufacturing facility and
  warehouse leased to DS
  Group Limited                        (1,055,358)             2,522,623                1/1/1998
Retail stores leased to
  AutoZone, Inc.                         (384,609)            16,031,793                1/1/1998
Retail store leased to
  Wal-Mart Stores, Inc.                  (779,391)             7,595,056                1/1/1998
Manufacturing and office
  facilities leased to
  Sybron International
  Corporation                            (547,150)            19,818,410                1/1/1998
Manufacturing and office
  facilities leased to
  Sybron Dental
  Specialties, Inc.                       174,479             13,888,875                1/1/1998
Manufacturing and office
  facilities leased to NVR
  L.P.                                     41,501              6,863,024                1/1/1998
Office/warehouse
  facilities leased to
  United Stationers Supply
  Company                                (600,633)             7,154,534                1/1/1998
Bottling and distribution
  facilities lease to Dr
  Pepper Bottling Company
  of Texas                             (1,204,683)            26,393,955                1/1/1998
                                     ------------           ------------
                                     $(12,655,006)          $182,452,495
                                     ============           ============

                                                     Initial Cost to Company
                                                     -----------------------
                                                                                           Costs
                                                                                        Capitalized
                                                                         Personal      Subsequent to
       Description          Encumbrances      Land        Buildings      Property     Acquisition (a)        Land
       -----------          ------------      ----        ---------      --------     ---------------        ----
Operating real estate:

Hotel located in:

   Livonia, Michigan       $                $2,765,094    $11,086,650    $3,290,990       $4,809,318       $2,765,094
                           ------------     ----------    -----------    ----------       ----------       ----------
                           $                $2,765,094    $11,086,650    $3,290,990       $4,809,318       $2,765,094
                           =============    ==========    ===========    ==========       ==========       ==========


                                    Gross Amount at which Carried at Close of Period (d)
                                    ----------------------------------------------------                    Life on which
                                                                                                          Depreciation in
                                                                                                               Latest
                                                                                                            Statement of
                                              Personal                       Accumulated          Date         Income
       Description           Buildings        Property          Total      Depreciation(d)     Acquired      is Computed
       -----------           ---------        --------          -----            ---           --------      ------------
Operating real estate:

Hotel located in:

   Livonia, Michigan         $13,177,870      $6,009,088     $21,952,052       $5,805,321       1/1/1998       7-40 yrs.
                             -----------      ----------     -----------       ----------
                             $13,177,870      $6,009,088     $21,952,052       $5,805,321
                             ===========      ==========     ===========       ==========

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

      (c) At December 31, 2003, the aggregate cost of real estate owned by the Company and its subsidiaries for Federal income tax purposes is approximately $620,222,000.

      (d)

                                                                      Reconciliation of Real Estate Accounted for
                                                                                Under the Operating Method
                                                                                        December 31,
                                                                                        ------------
                                                                               2003                            2002
                                                                               ----                            ----
     Balance at beginning of year                                           $474,272,069                    $459,243,153
     Additions                                                                 2,126,915                      15,232,049
     Dispositions                                                            (16,136,445)                     (2,582,356)
     Foreign currency translation adjustment                                  10,747,719                       8,424,122
     Reclassification from/to assets held for sale, operating real estate, net investment in direct financing lease and equity
        investments                                                          (24,712,122)                     (1,692,544)
     Impairment charge                                                          (560,000)                     (4,352,355)
                                                                            ------------                    ------------
     Balance at end of year                                                 $445,738,136                    $474,272,069
                                                                            ============                    ============

                                                                           Reconciliation of Accumulated Depreciation
                                                                                          December 31,
                                                                                          ------------
                                                                               2003                            2002
                                                                               ----                            ----
     Balance at beginning of year                                            $41,716,083                     $32,401,204
     Depreciation expense                                                     10,262,019                      10,169,739
     Depreciation expense from discontinued operations                           271,922                         312,176
     Foreign currency translation adjustment                                     772,590                         417,239
     Reclassification from/to assets held for sale, operating real
        estate and net investment in direct financing lease                   (6,245,358)                     (1,362,047)
     Dispositions                                                             (1,756,635)                       (222,228)
                                                                             -----------                     -----------
     Balance at end of year                                                  $45,020,621                     $41,716,083
                                                                             ===========                     ===========

                                                                             Reconciliation for Operating Real Estate
                                                                                           December 31,
                                                                                           ------------
                                                                               2003                            2002
                                                                               ----                            ----
     Balance at beginning of year                                             $5,720,760                     $8,066,244
     Additions                                                                    22,900                        384,974
     Reclass from real estate accounted for under the operating
        method                                                                21,952,052                             --
     Dispositions                                                             (5,743,660)                    (2,730,458)
                                                                              ----------                     ----------
     Balance at close of year                                                $21,952,052                     $5,720,760
                                                                              ==========                     ==========

                                                                         Reconciliation of Accumulated Depreciation for
                                                                                      Operating Real Estate
                                                                                           December 31,
                                                                                           ------------
                                                                               2003                            2002
                                                                               ----                            ----
     Balance at beginning of year                                             $1,664,817                     $2,076,314
     Depreciation expense                                                             --                        328,297
     Depreciation expense from discontinued operations                           170,219                        154,491
     Dispositions                                                             (1,835,036)                      (889,848)
     Reclassification from real estate accounted for under the
        operating method and others                                            5,805,321                         (4,437)
                                                                              ----------                     ----------
     Balance at end of year                                                   $5,805,321                     $1,664,817
                                                                              ==========                     ==========

                                                         APPENDIX A TO FORM 10-K

                              W. P. CAREY & CO. LLC

                                                            2003 ANNUAL REPORT

SELECTED FINANCIAL DATA
(In thousands except per share amounts)


Operating Data                                                  2003             2002          2001           2000            1999
                                                                ----             ----          ----           ----            ----
Revenues                                                      $ 163,379      $ 155,944      $ 123,383      $ 104,131      $  71,591
Income (loss) from continuing operations (1)                     62,212         45,902         32,290        (11,123)        25,991
Basic earnings (loss) from continuing
   operations per share                                            1.70           1.29            .94           (.38)          1.03
Diluted earnings (loss) from continuing
   operations per share                                            1.64           1.26            .92           (.38)          1.03
Net income (loss)                                                62,878         46,588         35,761         (9,278)        34,039
Basic earnings (loss) per share                                    1.72           1.31           1.04           (.31)          1.33
Diluted earnings (loss) per share                                  1.65           1.28           1.02           (.31)          1.33
Cash dividends paid                                              62,978         60,708         58,048         49,957         42,525
Cash provided by operating activities                            67,851         75,896         58,877         58,222         48,186
Cash (used in) provided by investing activities                  24,229         51,921        (13,368)        41,138        (55,173)
Cash (used in) provided by financing activities                 (89,299)      (115,261)       (46,815)       (91,452)         3,392
Cash dividends declared per share                                  1.73           1.72           1.70           1.69           1.67

Balance Sheet Data:

Real estate, net (2)                                          $ 421,543      $ 440,193      $ 435,629      $ 433,867      $ 501,350
Net investment in direct financing leases                       182,452        189,339        258,041        287,876        295,556
Total assets                                                    906,505        893,524        915,883        904,242        856,259
Long-term obligations (3)                                       158,605        226,102        287,903        176,657        310,562


(1)  Includes gain (loss) on sale of real estate.

(2) Includes real estate accounted for under the operating method, operating real estate and real estate under construction, net of accumulated depreciation.

(3) Represents mortgage and note obligations and deferred acquisition fees due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(dollar amounts in thousands)

Overview

The following discussion and analysis of financial condition and results of operations of W. P. Carey & Co. LLC ("WPC") should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003. The following discussion includes forward looking statements. Forward looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of WPC. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate", "believe", "expect", "estimate", "intend", "could", "should", "would", "may", or similar expressions. Do not unduly rely on forward looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of WPC to be materially different from the results of operations or plan expressed or implied by such forward looking statements. The risk factors are fully described in Item 1 of this Annual Report on Form 10-K. Accordingly, such information should not be regarded as representations by WPC that the results or conditions described in such statements or objectives and plans of WPC will be achieved.

WPC was formed in 1998 through the acquisition of nine affiliated real estate limited partnerships that had been managed by an affiliate of WPC as general partner and, at that time, became listed on the New York Stock Exchange. In June 2000, WPC acquired the net lease real estate management operations of its former manager, Carey Management, LLC. As a result of the June 2000 acquisition, WPC is currently the Advisor to five publicly-owned real estate investment trusts:
Carey Institutional Properties Incorporated ("CIP(R)"), Corporate Property Associates 12 Incorporated ("CPA(R):12"), Corporate Property Associates 14 Incorporated ("CPA(R):14"), Corporate Property Associates 15 Incorporated ("CPA(R):15") and Corporate Property Associates 16-Global Incorporated ("CPA(R):16 - Global") (collectively, the "CPA(R) REITs"). CPA(R):16 - Global was formed in 2003.

WPC is a publicly-traded limited liability company which consists of real estate and management operations. Certain of the management operations taxable subsidiaries are the Advisors to publicly registered real estate investment trusts that were sponsored by the predecessors of WPC's management operations. As a limited liability company, WPC's taxable income is passed through to its shareholders, regardless of their cash distributions from WPC. Management assesses performance, in part, to determine if cash flow from operations along with distributions received from equity investments is sufficient to distribute dividends at an increasing rate while preserving liquidity. For the year ended December 31, 2003, cash flow from operations and equity investments was $71,354 and distributions paid were $62,978.

WPC's real estate operations are intended to provide a steady, reliable cash flow from properties subject to single-tenant net leases. As leases have expired, several properties are no longer subject to net leases or have been retrofitted as multi-tenant properties resulting in more intensive asset management activities by WPC. WPC evaluates its portfolio on an on-going basis to give consideration to selling those properties that require more intensive management or provide lower returns due to the absorbing the obligation to pay property costs and lower rentals. In order to strengthen or increase cash flow from its real estate portfolio, WPC has participated in real estate purchases with affiliates. During 2003, WPC purchased a 22.5% interest in eight distribution properties in France leased to Carrefour, S.A., the world's second largest retailer. WPC expects to purchase properties or interests in real estate partnerships with affiliates in 2004.

In connection with its management operations, WPC receives a portion of its fees in shares of the CPA(R) REITs. As of December 31, 2003, WPC owns more than 3,900,000 shares of the CPA(R) REITs. These shares generate annual distributions of approximately $3,300. WPC accounts for its interests in the CPA(R) REITs as equity investments and recognizes income based on per share net income of each CPA(R) REIT rather than on distributions received. Shares issued from CIP(R), CPA(R):12 and CPA(R):14 for payment of fees are based on values, which are determined by independent annual valuations. These appraised values are generally in excess of the "book value" of the CPA(R) REITs and GAAP requires that this difference be allocated to the assets and liabilities of the underlying entities and charged as a reduction to earnings over the lives of these assets and liabilities. Fees for CPA(R):15 are currently based on historical cost and are scheduled to be based on appraised values in the future. Income recognized from the investments in the CPA(R) REITs was $885 which consisted of WPC's share of earnings of $1,592 less a noncash reduction for the excess of appraised value to book value of $707. In general, the CPA(R) REITs, like other REITs, have the ability to distribute amounts in excess of their net income because of depreciation, a noncash expense.

(dollar amounts in thousands)

Revenues from the management services operations are earned as Advisor to the CPA(R) REITs by providing services in connection with structuring and negotiating acquisition and debt placement transactions and providing on-going management of the portfolio. The revenues and income of this business segment are subject to fluctuation because the volume of transactions that are originated on behalf of the CPA(R) REITs is subject to various uncertainties including competition for net lease transactions, the requirement that each acquisition meet suitability standards and due diligence requirements and the ability to raise capital on behalf of the CPA(R) REITs. During 2003, Management revenues increased by approximately 4.5% because asset-based fees increased even though transaction volume decreased. Asset-based management and performance fees for CIP(R), CPA(R):12 and CPA(R):14 are determined based on Average Invested Assets, that is, the appraised value of assets under management. CPA(R):15's Average Invested Assets are currently determined based on the historical cost of its real estate assets. As CPA(R):14 and CPA(R):15 have in excess of $387,000 available for investment and CPA(R):16 - Global has commenced a "best efforts" offering for up to $1,100,000, the asset base can be expected to continue to increase over the next several years as these available and to be raised funds are invested for these CPA(R) REITs. The CPA(R) REITs use limited recourse debt in their acquisition strategy and such leverage generally ranges between 50% and 60% of the acquisition cost for properties. This provides the capacity for up to $2,900,000 of acquisitions and could generate as much as $29,000 of annual asset-based revenues; however, there is no assurance that these funds will be invested quickly, as all acquisitions are subject to a due diligence process which includes approval of each purchase of real estate by the Investment Committee of the Board of Directors or that the anticipated leverage will be achieved. For the year ended December 31, 2003, Management services operations provided approximately 54% of revenues.

Results of Operations:

Year-Ended December 31, 2003 Compared to Year-Ended December 31, 2002

WPC reported net income of $62,878 and $46,588 for the years ended December 31, 2003 and 2002, respectively. The results for 2003 and 2002 include noncash asset impairment charges of $4,150 and $29,411, respectively, representing the writedown of assets to their estimated fair value. In addition, 2002 results include a gain of $11,160 on the sale of a property in Los Angeles, California.

Income from continuing operations before gains on sale of real estate increased to $62,212 from $33,251, for the comparable years ended December 31, 2003 and 2002. The increase in 2003 was due primarily to a decrease in impairment charges on real estate and investments, increases in other income, management income and equity income and, to a lesser extent a decrease in amortization expense. This was partially offset by a decrease in lease revenues and increases in property and general and administrative expenses.

Public business enterprises are required to report financial and descriptive information about their reportable operating segments. WPC's management evaluates the performance of its owned and managed real estate portfolio as a whole, but allocates its resources between two operating segments: real estate operations with domestic and international investments and management services. The results of operations of each segment is as follows:

Real Estate Operations

Net operating income (income before gains and losses, income taxes, minority interest and discontinued operations) from real estate operations increased to $40,298 from $13,099, respectively, for the comparable years ended December 31, 2003 and 2002. The increase for the comparable periods was affected by a decrease in noncash impairment charges on real estate and investments of $18,806, and increases in other income and income from equity investments and, to a lesser extent, a decrease in interest expense. This was partially offset by a decrease in lease revenues and an increase in property expense.

As a result of its annual independent review of the estimated residual values on its properties classified as net investments in direct financing leases, WPC determined that an other than temporary decline in estimated residual value had occurred at several properties and the net investment in direct financing leases was revised using the changed estimates. The resulting changes in estimated residual value resulted in the recognition of impairment charges in 2003 and 2002 of $1,208 and $14,880, respectively. In addition, during 2002 WPC incurred an impairment charge of $4,596 on its investment in the operating partnership units of MeriStar Hospitality Corporation due to the deterioration in the operating results of MeriStar.

(dollar amounts in thousands)

The operating partnership units were converted into MeriStar common stock in 2003 and the common stock is reflected in the accompanying consolidated financial statements at fair value based on its quoted price per share.

Other income includes lease termination payments and other non-rent related revenues from real estate operations including, but not limited to, settlements of claims against former lessees and reimbursements of property costs. WPC receives settlements in the ordinary course of business; however, the timing and amount of such settlements cannot always be estimated. A lease termination settlement of $2,250 in March 2003 was received from The Gap, Inc. as well as approximately $830 in distributions from bankruptcy claims against former tenants.

The increase in income from equity investments for the comparable periods was due primarily to the conversion of WPC's ownership interest in MeriStar to publicly-traded common stock in 2003. For the year ended December 31, 2002, WPC incurred a loss from the MeriStar investment of $3,019, which was included in equity income. WPC now accounts for its investment in common stock of MeriStar as an available-for-sale security and, therefore records income as dividends are earned and no longer recognizes its share of MeriStar's reported net income or loss. Equity income for 2003 was also affected by increases in the earnings of WPC's equity investees and the acquisition, in December 2002, of a jointly controlled tenancy-in-common interest in the Hologic, Inc. properties. For the years ended December 31, 2003 and 2002, the Hologic investment contributed income of $565 and $35, respectively. Equity income also includes $258 and $51, for the years ended December 31, 2003 and 2002, respectively, from WPC's equity investment in Childtime Childcare, Inc. In August 2002, WPC's interest in Childtime was transferred from a tenancy-in-common to a limited partnership. The change in ownership changed the presentation for financial reporting purposes to the equity method but had no effect on net income. Future equity income is expected to benefit from the acquisition of a 22.5% interest in the eight Carrefour, S.A. properties in November 2003. The properties are leased to affiliates of Carrefour and the leases have nine-year terms, expiring between December 2011 and November 2012, at an aggregate annual rent of Euro 11,799 ($14,809 as of December 31, 2003), with annual rent increases based on a formula indexed to increases in the INSEE, a French construction cost index. As of December 31, 2003, limited recourse mortgage debt of Euro 96,697 ($121,422 as of December 31, 2003) is outstanding on the properties. The Carrefour loans provide for quarterly payments of interest at an annual interest rate of 5.55% and stated principal payments with scheduled increases over their terms. The loans mature in December 2014 at which time balloon payments are scheduled. WPC's share of annual cash flow (rent less debt service) from the Carrefour investment is expected to amount to $1,300.

The decrease in interest expense for the comparable periods ended December 31, 2003 and 2002 was primarily attributable to lower average outstanding balances on WPC's $185,000 credit facility, partially offset by an increase in mortgage interest expense. The average outstanding balance on the credit facility which incurs interest at a variable rate decreased by approximately $38,000 for the comparable periods but was not affected by fluctuations caused by changes in the interest rate as rates were relatively stable throughout 2003. The increase in mortgage interest was due primarily to new mortgage financing placed on two of WPC's properties during the third and fourth quarters of 2002 with annual interest expense of approximately $1,025. This was partially offset by decreases in interest expense on five mortgages that were paid off during 2003, with annual interest expense of $780. In December 2003, WPC refinanced the mortgage encumbering its Pantin, France property and borrowed an additional $5,080 under similar terms as the prior mortgage. Annual debt service on the Pantin property will increase by approximately $205.

Lease revenues decreased by $2,351 for the comparable years ended December 31, 2003 and 2002 as a result of several lease terminations and expirations, including leases with Thermadyne Holdings Corp. and Pillowtex, Inc. in 2002, and The Gap in 2003. The Gap lease, which expired in January 2003, provided annual rents of $2,205. Additionally, the reclassification of the Childtime interest as an equity investment in August 2002, contributed to the decrease in lease revenues. Annual rents from the Childtime properties were $440. Livho, Inc. operates a Holiday Inn in Livonia, Michigan and its ability to pay rent has been negatively affected by current economic conditions in its market. As a result, its annual rent for 2003 was reduced by $720. Because Livho is a variable interest entity ("VIE"), as defined by the Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), and WPC is the primary economic beneficiary, it does not qualify for the deferral and WPC now consolidates Livho in its consolidated financial statements. Accordingly, WPC will no longer recognize rental revenue from the Livho lease (see Accounting Pronouncements). Lease revenues benefited from a lease with BE Aerospace, Inc. on a property purchased during the third quarter of 2002 as well as several rent increases on existing leases. Annual rentals from BE Aerospace are $1,421. As the result of writedowns of direct financing leases in 2003 and 2002, the rates of return on several leases were revised, and interest income from direct financing leases for financial reporting purposes in 2003 decreased by

(dollar amounts in thousands)

approximately $1,600, and in 2004 will decrease by approximately $2,000. This change does not effect operating cash flow, as contractual rent from the underlying lessees is not affected by the change in accounting estimate.

Based on current market rentals, WPC does not expect the rents for any new leases on the Gap property to reach the previous levels. Management believes that the prospects for leasing the Gap property on a long-term basis are good; however, the effort to re-lease the facility has proceeded more slowly than anticipated and portions of the property may remain vacant for an extended period. WPC entered into a 10-year lease with Alstom Power, Inc., effective June 1, 2003 for 118,000 square feet at the former Gap facility (approximately 16% of the leasable space) at an annual rent of $287 plus an approximate 16% share of property expenses. Future operating cash flow will also benefit from rent increases on existing properties, including an annual increase of $300 on a property leased to America West Holdings Corporation, three new leases signed with tenants at the Pantin property with annual rents of $500, as well as a number of renewals on existing leases including five-year renewals with Continental Airlines Inc. and Verizon Communications, Inc.

In addition to the impact of the expiration of the Gap lease, future operating cash flow will be affected by lease terminations, a lease renewal with Lockheed Martin Corporation, and the sales of properties. During 2003, WPC entered into a five-year lease renewal with Lockheed Martin, lessee of its King of Prussia, Pennsylvania property. Annual rents for the renewal period were reduced by $175. In February and March 2003, WPC sold its properties leased to Peerless Chain Company and Wozniak, Inc., respectively. Annual rents from these leases were $2,155. WPC received a settlement payment of $290 from Wozniak for allowing to terminate its lease which term was scheduled to expire in December 2003. In the third and fourth quarters of 2003, WPC sold its properties leased to Datcon Instrument Company, Harcourt General, Inc., Penn Crusher Corporation, and its Oxnard, California property leased to Lockheed Martin Corporation and Merchants Home Delivery, Inc. Annual rental income from these properties was $1,963. In November 2003, in consideration for agreeing to the early termination of a lease with Winn-Dixie Stores, Inc., WPC received a settlement payment of $569. The lease was scheduled to expire in March 2008, and annual rental income under the lease was $170. The results from these properties are reflected in discontinued operations in the accompanying consolidated financial statements.

Property expenses increased for the comparable periods ended December 31, 2003 and 2002. The increase in property expenses was due to increases in operating and maintenance expenses as a result of the expiration of the Thermadyne leases and the restructuring of the Faurecia Exhaust Systems, Inc. lease in 2002 because WPC now has the obligation for carrying costs at those properties as well as increases in costs at other non-net leased properties. There is also a greater likelihood of re-leasing on a multi-tenant basis than as single tenant net lease properties so there is no assurance that those costs will be absorbed by lessees in the future. While WPC considers single-tenant net leasing to be its primary real estate ownership, several net leases have expired and the number of multi-tenant and operating properties in its portfolio has increased. The increase in property expenses was partially offset by a decrease in the provision for uncollected rents. The 2002 provision included approximately $1,100 related to uncollected rents from a single lessee. WPC monitors the financial condition of its lessees on an ongoing basis and many of it leases require lessees to provide financial statements.

Over the past several years, WPC has pursued a strategy of selling its smaller properties as well as properties that do not generate significant cash flow and require more intensive asset management services. As of December 31, 2003, WPC has classified seven properties as held for sale. WPC's Cincinnati, Ohio property, formerly leased to Red Bank Distribution, Inc. is currently under contract for sale for $10,088. Annual lease revenues from these properties approximate $376.

Dr Pepper Bottling Company of Texas, WPC's largest tenant which contributes 6% of lease revenues, has provided written notice of its intent to exercise its purchase option. Dr Pepper is expected to make a decision as to whether to exercise the option within the next several weeks. In the event that Dr Pepper exercises its option, its purchase price will be determined by an appraisal process and will be based on the fair value of the Dr Pepper properties as encumbered by the lease. Factors included in valuing a property as encumbered by lease include remaining lease term, inclusive of all renewals, projected increases over the remaining terms and the applicable discount rate. In the event the property is sold, WPC would receive substantial consideration. Annual contractual rents from Dr Pepper are $4,475.

Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets" requires that for disposal activities initiated after January 1, 2002, including the sale of properties, the revenues and expenses relating to the assets held for sale or sold be presented as a discontinued operation for all periods presented in the financial statements. Because WPC sells properties in the ordinary course of business, and may reinvest the proceeds of sale to purchase new properties, WPC evaluates its ability to fund distributions to shareholders by considering the

(dollar amounts in thousands)

combined effect of cash flows from continuing operations and from discontinued operations. WPC's income from discontinued operations was $666 and $686, respectively, for the comparable years ended December 31, 2003 and 2002. The results from discontinued operations included noncash impairment charges on properties held for sale of $2,670 and $9,125 for the years ended December 31, 2003 and 2002, respectively.

Livho's operations were initially transferred to a separate company as a strategy to protect WPC's tax status as a publicly-traded partnership. Livho's operating revenues include food and beverage revenues. During 2003, a bar at the hotel, which at one time was a significant source of revenues, was closed and underwent renovations. The renovations were recently completed and the bar re-opened in February 2004 as an Irish pub. The renovations were funded by WPC. Revenues from the hotel's food and beverage operations are expected to improve substantially as a result of the renovation.

Management Services Operations

Net operating income from WPC's management services operations for the year ended December 31, 2003, was $39,994 as compared with $37,732 for the year ended December 31, 2002. The increase for the comparable periods is primarily the result of an increase in asset-based fees and reimbursements earned and, to a lesser extent, a decrease in amortization of intangibles. This was partially offset by a decrease in transaction fees earned and an increase in general and administrative expenses.

Total revenues earned by the management services operations for the years ended December 31, 2003 and 2002 were $88,060 and $84,255, respectively. Transaction fees earned were $34,957 and $47,005 for the comparable years ended December 31, 2003 and 2002. Asset-based fees and reimbursements were $53,103 and $37,250 for the comparable years ended December 31, 2003 and 2002.

The increase in asset-based fees resulted from a substantial increase in the asset base of the CPA(R) REITs over the past year and that growth is also directly related to the ability of WPC to complete acquisitions on behalf of the CPA(R) REIT's. The asset-based management income includes fees based on the appraised value of real estate assets under management of three of the CPA(R) REITs and the historical cost of the real estate owned by CPA(R):15. Based on assets under management of the CPA(R) REITs as of December 31, 2003, annualized management and performance fees under the advisory agreements are approximately $40,000. As the real estate asset bases of CPA(R):14, CPA(R):15 and CPA(R):16 - Global continue to increase, management and performance fees are projected to continue to increase. CPA(R):14 completed a public offering in 2001 and still has cash that it raised from its offering that is available for investment. CPA(R):15 fully subscribed its initial $400,000 "best efforts" public offering in November 2002, and in August 2003 completed a second "best efforts" public offering which raised $647,000. Management believes that the CPA(R) REITs are benefiting from several trends including the increasing use of sale-leaseback transactions by corporations as an alternative source of financing and individual investors seeking income-oriented investments.

Transaction fees include fees from structuring acquisitions and financing on behalf of the CPA(R) REITs. WPC structured $725,000 and $981,000 of acquisitions for the years ended December 31, 2003 and 2002, respectively. Acquisition activity is subject to fluctuations. WPC is facing increased competition for the acquisition of commercial properties. This competition is from insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs. WPC also faces competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. Currently, WPC is evaluating a number of proposed transactions on behalf of the CPA(R) REITs, and the CPA(R) REITs have significant cash balances available for investments. As of March 1, 2004, the CPA(R) REITs have approximately $418,000 available for investment.

The shares of CPA(R):16 - Global's "best efforts" public offering are being offered through Carey Financial Corporation, WPC's wholly-owned broker-dealer subsidiary. WPC's management has projected to raise between $500,000 and $750,000 in 2004 through this offering. If this offering is successful, it will provide WPC the resources to increase its transaction-based revenues and assets under management. WPC is attempting to further diversify the CPA(R):14 and CPA(R):15 portfolios and reduce their cash available for investment as the CPA(R):16 - Global offering commences.

On April 1, 2003, WPC increased its ownership interest in W.P. Carey International LLC ("WPCI") through WPCI's redemption of William Polk Carey's 90% interest. Mr. Carey is the Chairman and Co-Chief Executive Officer of WPC. As part of this transaction, WPC acquired a full interest in certain asset-based fees in which it previously had a 50% interest. Based on current assets outside of the United States annual asset-based fees will increase by more than $200.

(dollar amounts in thousands)

Through this transaction, WPC also acquired the exclusive right to structure net lease transactions outside of the United States of America on behalf of the CPA(R) REITs. Management expects international assets under management to increase substantially over the coming years as WPC believes there are significant opportunities and there is a separate acquisitions team engaged on behalf of WPCI. WPCI structured purchases in the United Kingdom, France and Germany in 2003 and completed a purchase in Belgium since December 31, 2003.

The decrease in amortization expense of $1,918, to $7,296 for the comparable years ended December 31, 2003 and 2002, was due to certain intangible assets becoming fully amortized during the fourth quarter of 2002 and second quarter of 2003. Amortization of intangibles is expected to be $6,751 in 2004 and $6,660 in 2005.

The increase in general and administrative costs for the comparable years ended December 31, 2003 and 2002 was due primarily to an increase in personnel costs and professional fees incurred in 2003. A portion of personnel costs is directly related to CPA(R) REIT capital raising and transactions activities. The portion of personnel costs necessary to administer the CPA(R) REITs is reimbursed to WPC by the CPA(R) REITs and is included in management income. The reimbursements of such costs are subject to certain limitations. Based on its ongoing evaluation of such limitations, WPC was able to recover additional deferred reimbursements of $1,840 during 2003. Reimbursement for personnel-related costs for the years ended December 31, 2003 and 2002 was $7,955 and $6,565, respectively. Reimbursed amounts are also included in management revenues. $907 of the increase in personnel costs related to charges for amortization of unearned compensation from share incentive plan awards to officers and employees of WPC and WPCI and totaled $3,536 in 2003.

During 2003, WPC adopted a deferred compensation plan in which a portion of any officer's cash compensation in excess of designated amounts will be deferred with an award of share equivalents in the CPA(R) REITs. WPC believes that the awarding of the share equivalents along with the shares of CPA(R) REITs owned by WPC will further align the interests of WPC's officers and the REIT shareholders. This is also intended to benefit WPC as its ability to raise capital for advised entities is affected by WPC's efforts to increase value on behalf of CPA(R) REIT shareholders.

The provision for income taxes increased by $1,033, to $19,116 for the year ended December 31, 2003, of which $9,478 represented deferred taxes. In 2003, approximately 93% of management revenues were earned by a taxable, wholly-owned subsidiary, as compared with 90% in 2002, and income tax expense is most affected by its earnings.

For the years ended December 31, 2003 and 2002 WPC recognized $1,298 and $289, respectively, of development fee management income in connection with managing the construction of a public high school in Los Angeles, California, which is accounted for under the percentage of completion method of accounting.

Year-Ended December 31, 2002 Compared to Year-Ended December 31, 2001

WPC reported net income of $46,588 and $35,761 for the years ended December 31, 2002 and 2001, respectively. The results were not fully comparable due to the adoption of SFAS No. 142 "Goodwill and other Intangibles" in 2002. SFAS No. 142 discontinued the amortization of goodwill and indefinite-lived intangibles assets and is not retroactively applicable to 2001. Amortization of goodwill for the year ended December 31, 2001 was $3,147. The results for 2002 and 2001 include non-cash asset impairment charges of $29,411 and $12,643, respectively, representing the writedown of assets to estimated fair value. In addition, 2002 includes a gain of $11,160 on the sale of the property in Los Angeles, California.

Income from continuing operations before gain on sale of real estate increased to $33,251 from $30,386, for the comparable years ended December 31, 2002 and 2001. In addition to the effect of the change in the amortization of goodwill and indefinite-lived intangible assets, the gain on the sale of the Los Angeles property and non-cash asset impairment charges on real estate and investments from continuing operations of $20,286 and $9,643, for 2002 and 2001, respectively, the increase in income from continuing operations before gain on sale of real estate was due to increases in management income and a decrease in interest expense. These were partially offset by increases in general and administrative expenses and the provision for income taxes, and, to a lesser extent, decreases in other income, income from equity investments and lease revenues.

Net operating income from real estate operations was $13,099 and $30,586 in 2002 and 2001, respectively. Excluding impairment charges, operating income from real estate operations would have reflected a decrease of $6,844 for the

(dollar amounts in thousands)

comparable years. The decrease in real estate operating income was primarily due to decreases in other income, income from equity investments and lease revenues. These were partially offset by a decrease in interest expense.

The increase in impairment charges was the result of WPC's annual review of the estimated residual values on its properties classified as net investments in direct financing leases. WPC determined that an other than temporary decline in estimated residual value had occurred, which resulted in the recognition of impairment charges on direct financing leases of $14,880 in 2002. WPC also incurred impairment charges of $4,596 and $6,749 in 2002 and 2001, respectively, on its investment in the operating partnership units of MeriStar.

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

The decrease in income from equity investments was primarily due to MeriStar's poor performance. WPC recorded a loss of $3,019 on the MeriStar equity investment in 2002, compared with income of $436 for 2001.

Lease revenues decreased by $986 for the comparable years primarily as a result of the sale of properties during 2001, including the property leased to Duff-Norton, Inc. in July 2001 which had annual rents of $1,164, the sale of four properties classified as held for sale as of December 31, 2001 (and not included in discontinued operations), the termination of WPC's lease with Thermadyne during 2002, and to a lesser extent, the reclassification of WPC's investment in the properties leased to Childtime as an equity investment during 2002 subsequent to its contribution of its 33.93% interest to a limited partnership. This was partially offset by a new lease in France with Bouygues Telecom, S.A. and an increase in rent from the expansion of the property leased to AT&T, both of which went into effect in the fourth quarter of 2001. Lease revenues also benefited from the acquisition of the BE Aerospace properties in the third quarter of 2002 as well as several rent increases on existing leases.

The decrease in interest expense for the comparable years was primarily attributable to lower average outstanding balances on WPC's $185,000 credit facility and a decrease in interest rates during the comparable periods. WPC's credit facility is indexed to the London Inter-Bank Offered Rate ("LIBOR") and the LIBOR benchmark rate declined in 2001 and 2002. The average outstanding balance on the credit facility decreased by approximately $34,000 and the average interest rate decreased to 3.24% from 5.40% for the comparable years. In June 2002, WPC paid off $12,580 in mortgage bonds on the Alpena and Petoskey hotel properties. The Alpena and Petoskey properties were subsequently sold in July 2003 and August 2002, respectively. The payoff of the bonds on the Alpena property resulted in an annual decrease in interest expense of more than $500. The decrease in interest expense from the credit facility and the payoff of the Alpena and Petoskey mortgage bonds were partially offset by an increase in interest from mortgages placed on the Sprint Spectrum L.P. and Bouyges Telecom properties in 2001. In addition, during 2002 WPC obtained new financing of $7,000 on a property leased to Quebecor, Inc. and $9,200 on the newly-purchased BE Aerospace properties. A mortgage on the Quebecor property had been paid off in May 2001.

Property expenses decreased by $443 for the comparable years. Property expenses for 2002 and 2001 include noncash charges of $142 and $1,321, respectively, in connection with the writeoff of accumulated straight-line rents as uncollectible in connection with the restructuring of the lease with Livho, Inc. Excluding the writeoffs, property expenses for the comparable years increased by $736. The increase in property expense was due to increases in operating and maintenance costs. This was the result of the termination of the Thermadyne lease as well as an increase in costs related to properties that are either vacant or not subject to net leases, and charges of approximately $200 to write off unamortized leasing costs in connection with a lease termination and the sale of a property.

Net operating income from WPC's management services operations for the years ended December 31, 2002 and 2001 was $37,732 and $8,047, respectively. Results for 2002 include noncash charges for amortization of intangible assets of $7,280 and results for 2001 include amortization of goodwill and intangible assets of $11,903. The increase in net operating income for the comparable periods of $29,685 was primarily the result of an increase in transaction and asset-based fees, partially offset by an increase in general and administrative expenses.

(dollar amounts in thousands)

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

The provision for income tax expense for the year ended December 31, 2002 increased by $9,724 over the comparable year ended December 31, 2001 and resulted from the growth of the management services operations. Income tax expense increased because approximately 90% of management revenues were earned by a taxable, wholly-owned subsidiary which reflected a substantial increase in earnings for the comparable periods.

The increase in general and administrative expenses was attributable to the growth of the management services operations. A significant portion of the increase represents costs that vary with acquisition and asset management activity. The overall percentage increase in general and administrative expenses was significantly lower than the percentage increase in management revenues. Reimbursement for personnel-related costs, which is included in management income, for the comparable years ended December 31, 2002 and 2001 were $6,565 and $5,255, respectively. Of the increase in personnel costs for the comparable years, $927 reflected an increase in the non-cash charges relating to WPC's share incentive plans. Equity awards are generally amortized over a four-year vesting period.

Financial Condition

WPC has pursued a strategy of deleveraging, that is, reducing its debt over the past several years. Between January 1, 2001 and December 31, 2003, combined limited recourse mortgage debt and amounts outstanding on its $185,000 credit facility decreased from $290,160 to $209,193, a decrease of approximately 28%. Because $128,125 of its $180,193 of mortgage debt is fixed rate debt, WPC believes that it should not be greatly affected by changes in interest rates. WPC has substantially paid down the amounts outstanding on its credit facility, which has decreased from $95,000 at November 31, 2001 to $29,000, at December 31, 2003. During this period, the rates on the credit facility declined.

The revolving credit agreement has financial covenants that require WPC to maintain a minimum equity value and to meet or exceed certain operating and coverage ratios. The credit agreement matures in March 2004 and has been extended on a short term basis through June 1, 2004. WPC will either seek to extend or replace the credit facility. WPC believes that renewing or replacing the facility after the current term is likely. Amounts drawn on the credit facility bear interest at a rate indexed to the London Inter-Bank Offered Rate. As of March 5, 2004, the annual interest rate on the outstanding balance of $30,000 is approximately 2.275%.

There has been no material change in WPC's financial condition since December 31, 2002. WPC's cash balances increased to $24,359 from $21,304 and overall debt decreased from $235,000 to $209,000. Management believes that WPC will generate sufficient cash from operations and, if necessary, from the proceeds of limited recourse mortgage loans, unsecured indebtedness and the issuance of additional equity securities to meet its short-term and long-term liquidity needs. WPC assesses its ability to access capital on an ongoing basis.

(dollar amounts in thousands)

Cash flows from operating activities and distributions received from equity investments for the year ended December 31, 2003 of $71,354 were primarily used to fund dividends to shareholders of $62,978. Annual cash flow from operations is projected to continue to fund distributions; however, operating cash flow may fluctuate on a quarterly basis due to the timing of certain compensation costs that are paid and receipt of the annual installment of deferred acquisition fees and interest therein in the first quarter and the timing of the receipt of transaction-related fees. In 2003, WPC received deferred acquisition fees of $1,495 in connection with structuring transactions on behalf of CPA(R):12 and CPA(R):14. The annual installment paid in January 2004, which included an initial installment from CPA(R):15, increased to $6,900. The payments of the deferred acquisition fees by the CPA(R) REITs is subordinated to each CPA(R) REIT meeting certain specified performance criteria. Installments are applied to amounts due from affiliates when received.

Investing activities included using $9,531 for purchases of equity investments and additional capital expenditures. The expenditures included using $6,688 for the purchase of a 22.5% interest in the Carrefour properties, $1,100 for the renovation of the restaurant and bar at the Livonia hotel and $1,743 of capital expenditures at existing properties primarily related to leasehold improvements. Limited recourse mortgage financing was placed on the Hologic properties, which are accounted for as equity investments, and WPC received a capital distribution of $6,582 representing WPC's proportionate share of the mortgage proceeds related to its 36% tenancy-in-common interest. In July, WPC made a capital contribution of $1,496, to a limited partnership that WPC has an 18.54% equity ownership interest in, which net leases a property to The Titan Corporation. The partnership owns a property in California and the contribution, along with contributions from the other partners, was used to make a balloon payment to pay off the existing mortgage encumbering the property.

WPC received $24,395 in connection with the sale of seven properties. A purchaser of one of the properties did not make a scheduled payment in March 2004 and WPC is evaluating the realizability of the $2,250 carrying value of the notes received from the sale. A portion of the proceeds from the sales was used to partially pay down WPC's credit facility balance. In addition, WPC sold its Oxnard, California property and placed the net cash proceeds from the sale of $7,171 in an escrow account for the purpose of entering into a Section 1031 noncash exchange which, under the Internal Revenue Code, would allow WPC to acquire like-kind real properties within a stated period in order to defer a taxable gain of approximately $5,000. In January 2003, WPC paid an installment of deferred acquisition fees of $524 to WPC's former management company relating to 1998 and 1999 property acquisitions. The remaining obligation as of December 31, 2003 is $2,233. In connection with the acquisition of WPCI in April 2003, WPC acquired $1,300 in cash.

In addition to paying dividends to shareholders, WPC's financing activities for 2003 included reducing its outstanding balance of its credit facility by $20,000, paying off $10,250 in limited recourse mortgage financing on five of its properties and making scheduled principal payment installments of $8,548 on existing mortgages. In December 2003, WPC refinanced the existing mortgage on the Pantin property, and was able to obtain additional mortgage financing of $5,080 under similar terms as the original mortgage. WPC uses limited recourse mortgages as a substantial portion of its long-term financing because a lender of a limited recourse mortgage loan has recourse only to the properties collateralizing its loan and not to any of WPC's other assets. As of December 31, 2003, approximately 52% of WPC's properties are encumbered with mortgage debt. WPC also raised $7,789 from the issuance of shares primarily through WPC's dividend reinvestment and stock purchase plan. WPC issued additional shares pursuant to its merger agreement for the management services operations (400,000 shares valued at $8,910 were issued during 2003 based on meeting one of the performance criteria as of December 31, 2002). In connection with the WPCI transaction, WPC cancelled 54,765 shares which had been owned by WPCI and made a payment of $1,898 to William Polk Carey in connection with the redemption of his interests.

WPC expects to meet its capital requirements to fund future property acquisitions, construction costs on build-to-suit transactions, any capital expenditures on existing properties and scheduled debt maturities on limited recourse mortgages through use of its cash reserves or unused amounts on its credit facility. WPC may issue additional shares in connection with purchases of real estate when it is consistent with the objectives of the seller. WPC is expected to incur capital expenditures on various properties throughout 2004 and early 2005 of approximately $2,800, primarily related to tenant leasehold improvements, and for property improvements and upgrades to enhance a property's cash flow or marketability for re-leasing or sale. This includes approximately $650 in funding to complete the renovation of the restaurant and bar at the Livonia hotel, which when completed, is expected to improve cash flow at the property and $830 for the expected environmental costs to prepare the Red Bank property for sale to a third party. Additionally, WPC has entered into a product improvement plan in connection with renewing the franchise license with Holiday Inn at the Livonia Hotel. The cost of the property improvements under the plan could be as much as $3,500, however, WPC currently estimates to spend

(dollar amounts in thousands)

under $1,000 over the next two years. WPC is evaluating redevelopment plans for the Broomfield property but has not determined the cost of such redevelopment.

In the case of limited recourse mortgage financing that does not fully amortize over its term or is currently due, WPC is responsible for the balloon payment only to the extent of its interest in the encumbered property because the holder has recourse only to the collateral. In the event that balloon payments come due, WPC may seek to refinance the loans, restructure the debt with the existing lenders or evaluate its ability to satisfy the obligation from its existing resources including its revolving line of credit, to satisfy the mortgage debt. To the extent the remaining initial lease term on any property remains in place for a number of years beyond the balloon payment date, WPC believes that the ability to refinance balloon payment obligations is enhanced. WPC also evaluates all its outstanding loans for opportunities to refinance debt at lower interest rates that may occur as a result of decreasing interest rates or improvements in the credit rating of tenants. There is $14,984 in scheduled balloon payments on limited recourse mortgage notes due in 2004. WPC believes it has sufficient resources to pay off the loans in the event they are not refinanced. In addition, 71% of WPC's outstanding mortgage debt has fixed rates of interest that will partially protect WPC from increases in market rates from near-historical lows.

Off-Balance Sheet and Aggregate Contractual Agreements

WPC has provided a guarantee of $2,000 related to the development project in Los Angeles.

A summary of WPC's obligations, commitments and guarantees under contractual arrangements are as follows:

(in thousands)                              Total        2004        2005        2006       2007         2008     Thereafter
                                            -----        ----        ----        ----       ----         ----     ----------
Obligations:
    Limited recourse mortgage notes
      payable                             $180,193     $23,296     $ 8,062     $22,410     $15,109     $  9,699     $101,617
    Unsecured note payable                  29,000      29,000
    Deferred acquisition fees                2,233         524         524         524         524          132            5
Commitments and Guarantees:
    Development project                      2,000       2,000
    Share of minimum rents payable
      under office cost-sharing
      agreement                                939         255         342         342
                                          --------     -------     -------     -------     -------     --------     --------
                                          $214,365     $55,075     $ 8,928     $23,276     $15,633     $  9,831     $101,622
                                          ========     =======     =======     =======     =======     ========     ========

As of December 31, 2003, WPC was not involved in any material litigation. Following a broker-deal examination of Carey Financial Corporation ("Carey Financial"), WPC's wholly-owned broker-dealer subsidiary, by the staff of the United States Securities and Exchange Commission (the "SEC"), Carey Financial received a letter from the staff of the SEC, on or about March 4, 2004, alleging certain infractions by Carey Financial of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and rules and regulations thereunder and of the National Association of Securities Dealers, Inc. The letter was delivered for the purpose of requiring Carey Financial to take corrective action and without regard to any other action the SEC may take with respect to the broker-dealer examination. It is not known at this time if the SEC intends to bring any enforcement action against Carey Financial. The infractions alleged are described in Item 3 of this Annual Report on Form 10-K and Note 20 to the accompanying consolidated financial statements.

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

(dollar amounts in thousands)

Critical Accounting Estimates

WPC makes certain judgments and uses certain estimates and assumptions when applying accounting principles generally accepted in the United States of America in the preparation of its consolidated financial statements that affect the reported amount of assets, liabilities, revenues and expenses. WPC believes its most critical accounting estimates relate to its provision for uncollected amounts from lessees, potential impairment of assets, identification of discontinued operations, classification of real estate assets, identification of intangible assets in connection with real estate asset acquisitions, determination of certain asset-based fees and determining the fair value of assets and liabilities which are "marked to market" but not actively traded in a public market. WPC's significant accounting policies are described in the notes to the consolidated financial statements. Certain policies, while significant, may not require the use of estimates.

The preparation of financial statements requires that management make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. For instance, WPC must assess its ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because fewer than 30 lessees represent more than 75% of annual rents, WPC believes that it is necessary to evaluate specific situations rather than solely use statistical methods. WPC generally recognizes a provision for uncollected rents and other tenant receivables, which typically ranges between 0.5% and 2% of lease revenues (rental income and interest income from direct financings leases) and will measure its allowance against actual rent arrearages and adjust the percentage applied. Based on actual experience during 2003, WPC recorded a provision equal to approximately 1.2% of lease revenues.

For certain CPA(R) REIT's, the asset management and performance fees are based on an independent annual valuation of the underlying real estate assets of the CPA(R) REIT. The valuation uses estimates, including but not limited to, market rents, residual values and increases in the CPI and discount rates. Differences in the assumptions applied would affect the management revenue recognized by WPC. Additionally, a deferred compensation plan for certain officers is valued based on the results of the annual valuations. The effect of any changes in the annual valuations will be adjusted in the determination of net income.

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

WPC performs a review of its estimate of residual value of its direct financing leases at least annually to determine whether there has been an other than temporary decline in WPC's current estimate of residual value of the underlying real estate assets (i.e., the estimate of what WPC could realize upon sale of the property at the end of the lease term). If the review indicates a decline in residual value, that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised to reflect the decrease in the expected yield using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue.

Real estate accounted for under the operating method is stated at cost less accumulated depreciation. Costs directly related to the development of rental properties are capitalized. Capitalized development and construction costs include costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other projects costs incurred during the period of development. Interest capitalized for the years ended December 31, 2003, 2002 and 2001 was $22, $216 and $443, respectively.

(dollar amounts in thousands)

In connection with real estate asset acquisitions, WPC may determine that a portion of the purchase price is allocable to intangible assets for above-market and below-market leases, in-place lease intangibles and customer relationships.

Above-market and below-market leases intangibles will be based on the difference between the market rent and the contractual rents and will be discounted to a present value using an interest rate reflecting WPC's assessment of the risk associated with the lease acquired. WPC acquires properties subject to net leases and considers the credit of the lessee in negotiating the initial rent.

The total amount of other intangible assets will be allocated to in-place lease values and tenant relationship intangible values based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with each tenant. Characteristics we will consider in allocating these values include the nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant, the tenant's credit quality and the expectation of lease renewals among other factors. The aggregate value of other intangible assets acquired will be measured based on the difference between (i) the property valued with an in-place lease adjusted to market rental rates and (ii) the property valued as if vacant. Independent appraisals or our estimates will be used to determine these values.

When assets are identified by Management as held for sale, WPC discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If in Management's opinion, the net sales price of the assets which have been identified for sale, is less than the net book value of the assets, an impairment charge is recognized and a valuation allowance is established. If circumstances arise that previously were considered unlikely and, as a result, WPC decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, (b) the fair value at the date of the subsequent decision not to sell, or (c) the current carrying value. The results of operations and gain or loss on sales of real estate for properties sold or classified as held for sale after January 1, 2002 are reflected in the consolidated statements of operations as "Discontinued Operations" for all periods presented.

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

(dollar amounts in thousands)

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

Significant management judgment is required in developing WPC's provision for income taxes, including (i) the determination of partnership-level state and local taxes and foreign taxes, and (ii) for its taxable subsidiaries, estimating deferred tax assets and liabilities and any valuation allowance that might be required against the deferred tax assets. A valuation allowance is required if it is more likely than not that a portion or all of the deferred tax assets will not be realized. WPC has not recorded a valuation allowance based on Management's belief that operating income of the taxable subsidiaries will be sufficient to realize the benefit of these assets over time. For interim periods, income tax expense for taxable subsidiaries is determined, in part, by applying an effective tax rate, which takes into account statutory federal, state and local tax rates.

Accounting Pronouncements

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation (i.e., recognition of a charge for issuance of stock options in the determination of income). However, SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation, description of transition method utilized and the effect of the method used on reported results. The annual disclosure provisions of SFAS No. 148 have been adopted.

On January 17, 2003, the FASB issued FIN 46, the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights (VIE's) and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (i) the equity investors (if any) do not have a controlling financial interest of (ii) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, effective upon issuance, FIN 46 requires additional disclosures by the primary beneficiary and other significant variable interest holders. The provisions of FIN 46 apply immediately to VIE's created after January 31, 2003. In October 2003, the FASB issued FASB Staff Position 46-6, which deferred the effective date to December 31, 2003 for applying the provisions of FIN 46 for interests held by public companies in all VIE's created prior to February 1, 2003. Additionally, in December 2003, the FASB issued Interpretation No. 46 (R), "Consolidation of Variable Interest Entities (Revised December 2003)" ("FIN 46 (R)"). The provisions of FIN 46 (R) are effective as of March 31, 2004 for all non-special purpose entity ("non-SPE") interests held by public companies in all VIE's created prior to February 1, 2003. These deferral provisions did not defer the disclosure provisions of FIN 46.

(dollar amounts in thousands)

WPC has evaluated its joint venture partnership investments established after January 31, 2003 and based upon its interpretation of FIN 46 and applied judgment, WPC has determined that it is not required to consolidate these joint ventures.

WPC continues to evaluate all of its investments in joint ventures and partnerships created prior to February 1, 2003 to determine whether any of these entities are VIE's and whether WPC is considered to be the primary beneficiary or a holder of a significant variable interest in a VIE. If it is determined that certain of these entities are VIE's, WPC will be required to consolidate these entities in which WPC is the primary beneficiary or make additional disclosures for entities in which WPC is determined to hold a significant variable interest in the VIE as of March 31, 2004.

Based on WPC's analysis of FIN 46, it has concluded that it is reasonably possible that its investments in real estate joint ventures and other real estate investments, created prior to February 1, 2003, may be investments in VIE's and is therefore subject to the disclosure provisions of FIN 46.

WPC's joint ventures and other real estate investments primarily consist of co-investments with other joint venture partners in commercial real estate properties and ownership of common stock in the CPA(R) REIT's, which are consistent with its core business. WPC's maximum loss exposure is the carrying value of its equity investments.

WPC has concluded that Livho is a variable interest entity that does not qualify for deferral with WPC as its primary beneficiary because WPC has provided it with significant financial support over the past several years in order to support Livho's operations and preserve the value of the property. As a VIE, Livho is consolidated in WPC's financial statements as of December 31, 2003. Livho operates a hotel as a Holiday Inn in Livonia, Michigan; its operations were transferred to a separate company as a strategy to protect WPC's tax status as a publicly-traded partnership. The real estate assets have historically been reflected in WPC's consolidated financial statements. Livho's operating revenues include food and beverage revenues. During 2003, a bar at the hotel, which at one time was a significant source of revenues, was closed and underwent renovations, which were funded by WPC. The renovations were recently completed and the bar re-opened in February 2004 as an Irish pub and it is expected that revenues from the food and beverage operations will improve substantially as a result of the renovation.

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

On May 30, 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity." SFAS No. 150 establishes standards to classify as liabilities certain financial instruments that are mandatorily redeemable or include an obligation to repurchase and expands disclosures required for such financial statements. Such financial instruments will be measured at fair value with changes in fair value included in the determination of net income. The FASB recently issued FSP 150-3, which defers the provisions of paragraphs 9 and 10 of SFAS No. 150 indefinitely as they apply to mandatorily redeemable noncontrolling interests associated with finite-lived entities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. WPC consolidates WPCI and classifies the minority interests in this entity as a liability in accordance with SFAS No. 150 (see Note 3 to the accompanying consolidated financial statements). WPC has interests in five additional joint ventures located in France that are consolidated and have minority interests that are considered mandatorily redeemable noncontrolling interests with finite lives. In accordance with the deferral noted above, these minority interests have not been reflected as liabilities. The carrying value of these minority interests is $1,852 at December 31, 2003, which approximates their estimated fair value at that date.

                         REPORT of INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of
 W. P. Carey & Co. LLC:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, members' equity and cash flows present fairly, in all material respects, the financial position of W. P. Carey & Co. LLC and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 11 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangibles", which requires that goodwill and indefinite-lived intangible assets are no longer amortized and are assessed for impairment annually. In addition, as discussed in Note 8 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which requires that the results of operations, including any gain or loss on sale, relating to real estate that has been disposed of or is classified as held for sale after the initial adoption be reported in discontinued operations for all periods presented.


/s/ PricewaterhouseCoopers LLP

New York, New York
March 12, 2004

                              W. P. CAREY & CO. LLC

                           CONSOLIDATED BALANCE SHEETS

    (In thousands except share amounts)                                                   December 31,
                                                                                          ------------
                                                                                    2003                 2002
                                                                                    ----                 ----
             ASSETS:
    Real estate leased to others:
       Accounted for under the operating method, net of accumulated depreciation of $45,021 and $41,716 at December 31, 2003
           and 2002                                                                 $400,717              $432,556
       Net investment in direct financing leases                                     182,452               189,339
                                                                                    --------              --------
               Real estate leased to others                                          583,169               621,895
    Operating real estate, net of accumulated depreciation of $5,805 and
       $1,665 at December 31, 2003 and 2002                                           16,147                 4,056
    Real estate under construction and redevelopment                                   4,679                 3,581
    Equity investments                                                                82,800                67,742
    Assets held for sale                                                              13,609                22,158
    Cash and cash equivalents                                                         24,359                21,304
    Due from affiliates                                                               50,917                40,241
    Goodwill                                                                          63,607                49,874
    Intangible assets, net of accumulated amortization of $25,262 and
       $18,543 at December 31, 2003 and 2002                                          38,528                44,567
    Other assets, net of accumulated amortization of $2,716 and $1,927 at
       December 31, 2003 and 2002 and reserve for uncollected rent of
       $2,600 and $3,492 at December 31, 2003 and 2002                                28,690                18,106
                                                                                    --------              --------
               Total assets                                                         $906,505              $893,524
                                                                                    ========              ========
             LIABILITIES, MINORITY INTEREST AND MEMBERS' EQUITY:

    Liabilities :
    Mortgage notes payable                                                          $180,193              $186,049
    Notes payable                                                                     29,000                49,000
    Accrued interest                                                                   1,163                 1,319
    Dividends payable                                                                 15,987                15,486
    Due to affiliates                                                                 20,444                12,874
    Accounts payable and accrued expenses                                             16,249                17,931
    Prepaid rental income and security deposits                                        4,267                 3,951
    Accrued income taxes                                                               1,810                 5,285
    Deferred income taxes, net                                                        29,532                19,763
    Other liabilities                                                                 11,221                 9,494
                                                                                    --------              --------
               Total liabilities                                                     309,866               321,152
                                                                                    --------              --------
    Minority interest                                                                  1,852                 1,484
                                                                                    --------              --------
    Commitments and contingencies

    Members' Equity:
    Listed shares, no par value, 36,745,027 and 35,944,110 shares issued
       and outstanding at December 31, 2003 and 2002                                 709,724               690,594
    Dividends in excess of accumulated earnings                                     (112,570)             (111,970)
    Unearned compensation                                                             (4,863)               (5,671)
    Accumulated other comprehensive income (loss)                                      2,496                (2,065)
                                                                                    --------              --------
               Total members' equity                                                 594,787               570,888
                                                                                    --------              --------
               Total liabilities, minority interest and members' equity             $906,505              $893,524
                                                                                    ========              ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              W. P. CAREY & CO. LLC

                      CONSOLIDATED STATEMENTS of OPERATIONS

(In thousands except share and per share amounts)                                            For the years ended December 31,
                                                                                             --------------------------------
                                                                                           2003             2002             2001
                                                                                           ----             ----             ----
Revenues:
   Management income from affiliates                                                 $     88,060     $     84,255     $     46,911
   Rental income                                                                           45,422           46,092           43,725
   Interest income from direct financing leases                                            20,730           22,411           25,764
   Other interest income                                                                    2,581            1,639            1,023
   Other income                                                                             5,288            1,258            5,960
   Revenues of other business operations                                                    1,298              289               --
                                                                                     ------------     ------------     ------------
                                                                                          163,379          155,944          123,383
                                                                                     ------------     ------------     ------------
Expenses:
   Interest                                                                                15,116           16,134           19,001
   Depreciation                                                                            10,741           10,111            9,221
   Amortization                                                                             7,296            9,214           13,857
   General and administrative                                                              43,698           42,592           29,322
   Property expenses                                                                        7,116            6,044            6,487
   Charge on extinguishment of debt                                                           350               --               --
   Impairment charge on real estate and investments                                         1,480           20,286            9,643
   Operating expenses of other business operations                                             --               --               46
                                                                                     ------------     ------------     ------------
                                                                                           85,797          104,381           87,577
                                                                                     ------------     ------------     ------------
       Income from continuing operations before minority interest, equity
          investments, gains and income taxes                                              77,582           51,563           35,806

Minority interest in (income) loss                                                           (370)             120               68
Income (loss) from equity investments                                                       4,008             (443)           2,827
                                                                                     ------------     ------------     ------------
       Income from continuing operations before gains, minority interest and
          income taxes                                                                     81,220           51,240           38,701

Gain on foreign currency transactions and sale of securities                                  108               94               44
                                                                                     ------------     ------------     ------------
       Income from continuing operations before income taxes
          and gain on sale of real estate                                                  81,328           51,334           38,745

Provision for income taxes                                                                (19,116)         (18,083)          (8,359)
                                                                                     ------------     ------------     ------------
       Income from continuing operations before gain on sale of real estate                62,212           33,251           30,386
                                                                                     ------------     ------------     ------------

Discontinued operations:
    Income from operations of discontinued properties                                       2,098            7,447            6,471
    Gain on sale of real estate                                                             1,238            2,364               --
    Impairment charges on properties held for sale                                         (2,670)          (9,125)          (3,000)
                                                                                     ------------     ------------     ------------
    Income from discontinued operations                                                       666              686            3,471
                                                                                     ------------     ------------     ------------
Gain on sale of real estate                                                                    --           12,651            1,904
                                                                                     ------------     ------------     ------------
    Net income                                                                       $     62,878     $     46,588     $     35,761
                                                                                     ============     ============     ============
Basic earnings per share:
    Income from continuing operations                                                $       1.70     $       1.29     $        .94
    Discontinued operations                                                                   .02              .02              .10
                                                                                     ------------     ------------     ------------
       Net income                                                                    $       1.72     $       1.31     $       1.04
                                                                                     ============     ============     ============
Diluted earnings per share
    Income from continuing operations                                                $       1.64     $       1.26     $        .92
    Discontinued operations                                                                   .01              .02              .10
                                                                                     ------------     ------------     ------------
       Net income                                                                    $       1.65     $       1.28     $       1.02
                                                                                     ============     ============     ============
Weighted average shares outstanding:
      Basic                                                                            36,566,338       35,530,334       34,465,217
                                                                                     ============     ============     ============
      Diluted                                                                          38,008,762       36,265,230       34,952,560
                                                                                     ============     ============     ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              W. P. CAREY & CO. LLC
                   CONSOLIDATED STATEMENTS of MEMBERS' EQUITY
              For the years ended December 31, 2001, 2002 and 2003
                (In thousands except share and per share amounts)

                                                                          Dividends
                                                                          in Excess
                                                                              of
                                                              Paid-in    Accumulated     Unearned
                                                  Shares      Capital      Earnings    Compensation
                                                  ------      -------    -----------   ------------
Balance at December 31, 2000                   33,604,716     $644,749    $(74,260)     $(5,291)
Cash proceeds on issuance of shares, net          422,032        6,496
Shares issued in connection with services
 rendered and properties acquired                   6,825          134
Shares issued in connection with acquisition      651,964       10,956
Shares and options issued under share
 incentive plans                                   63,749        1,235                   (1,235)
Forfeitures                                        (6,850)        (117)                     117
Dividends declared                                                         (58,701)
Tax benefit - share incentive plans                              1,298
Amortization of unearned compensation                                                     1,955
Net income                                                                  35,761


Other comprehensive income:
Change in unrealized gains on marketable
 securities
Foreign currency translation adjustment




Comprehensive income:                          ----------     --------    --------      -------
Balance at December 31, 2001                   34,742,436     $664,751    $(97,200)     $(4,454)
                                               ==========     ========    ========      =======

Cash proceeds on issuance of shares, net          528,479       10,086
Shares issued in connection with services
 rendered                                           5,755          390
Shares issued in connection with acquisition      500,000       10,440
Shares and options issued under share
 incentive plans                                  170,768        3,913                   (3,913)
Forfeitures                                        (3,328)         (70)                      70
Dividends declared                                                         (61,358)
Tax benefit - share incentive plans                              1,084
Amortization of unearned compensation                                                     2,626
Net income                                                                  46,588


Other comprehensive income:
Change in unrealized gains on marketable
 securities
Foreign currency translation adjustment



Comprehensive income:                          ----------     --------    --------      -------
Balance at December 31, 2002                   35,944,110    $ 690,594   $(111,970)    $ (5,671)
                                               ==========    =========   ==========   =========

Cash proceeds on issuance of shares, net          412,012        7,789
Shares issued in connection with services
 rendered and properties acquired                   5,846          160
Shares issued in connection with acquisition      400,000        8,909
Shares and options issued under share
 incentive plans                                   47,550        1,212                   (2,827)
Forfeitures                                        (9,726)        (132)                      99
Dividends declared                                                         (63,478)
Tax benefit - share incentive plans                              2,700
Amortization of unearned compensation                                                     3,536
Repurchase of shares                              (54,765)      (1,508)
Net income                                                                  62,878

Other comprehensive income:
Change in unrealized gains on marketable
 securities
Foreign currency translation adjustment



Comprehensive income:                          ----------     --------    --------      -------
Balance at December 31, 2003                   36,745,027   $ 709,724    $(112,570)    $ (4,863)
                                               ==========   =========   ==========     ========


                                                                     Accumulated
                                                                         Other
                                                Comprehensive        Comprehensive
                                                Income (Loss)        Income (Loss)         Total
                                                -------------        -------------         -----
Balance at December 31, 2000                                          $(3,125)          $562,073
Cash proceeds on issuance of shares, net                                                   6,496
Shares issued in connection with services
 rendered and properties acquired                                                            134
Shares issued in connection with acquisition                                              10,956
Shares and options issued under share
 incentive plans
Forfeitures
Dividends declared                                                                       (58,701)
Tax benefit - share incentive plans                                                        1,298
Amortization of unearned compensation                                                      1,955
Net income                                          $35,761                               35,761
                                                  ---------

Other comprehensive income:
Change in unrealized gains on marketable
 securities                                             130
Foreign currency translation adjustment                (437)
                                                  ---------
                                                       (307)             (307)              (307)
                                                  ---------
Comprehensive income:                               $35,454
                                                  ---------           -------           --------

Balance at December 31, 2001                                          $(3,432)          $559,665
                                                                      =======           ========

Cash proceeds on issuance of shares, net                                                  10,086
Shares issued in connection with services
 rendered                                                                                    390
Shares issued in connection with acquisition                                              10,440
Shares and options issued under share
 incentive plans
Forfeitures
Dividends declared                                                                       (61,358)
Tax benefit - share incentive plans                                                        1,084
Amortization of unearned compensation                                                      2,626
Net income                                          $46,588                               46,588


Other comprehensive income:
Change in unrealized gains on marketable
 securities                                              12
Foreign currency translation adjustment               1,355
                                                   --------
                                                      1,367             1,367              1,367
                                                   --------
Comprehensive income:                               $47,955
                                                    =======
                                                                     --------           --------
Balance at December 31, 2002                                          $(2,065)          $570,888
                                                                     ========           ========

Cash proceeds on issuance of shares, net                                                   7,789
Shares issued in connection with services
 rendered and properties acquired                                                            160
Shares issued in connection with acquisition                                               8,909
Shares and options issued under share
 incentive plans                                                                          (1,615)
Forfeitures                                                                                  (33)
Dividends declared                                                                       (63,478)
Tax benefit - share incentive plans                                                        2,700
Amortization of unearned compensation                                                      3,536
Repurchase of shares                                                                      (1,508)
Net income                                          $62,878                               62,878

Other comprehensive income:
Change in unrealized gains on marketable
 securities                                           2,567
Foreign currency translation adjustment               1,994
                                                    -------
                                                      4,561             4,561              4,561
                                                    -------
Comprehensive income:                               $67,439
                                                    -------
                                                                       ------           --------
Balance at December 31, 2003                                           $2,496           $594,787
                                                                       ======           ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              W. P. CAREY & CO. LLC

                      CONSOLIDATED STATEMENTS of CASH FLOWS

(In thousands)                                                                                  For the years ended December 31,
                                                                                                --------------------------------
                                                                                                2003           2002          2001
                                                                                                ----           ----          ----
Cash flows from operating activities:
    Net income                                                                               $  62,878      $  46,588      $ 35,761
    Adjustments to reconcile net income to net cash provided by operating activities:
      Income from discontinued operations, including gain on sale                               (3,336)        (9,811)       (6,471)
      Depreciation and amortization                                                             18,914         20,162        23,879
      Equity income (loss) in excess of distributions                                              (23)           (54)         (232)
      Loss (gain) on sales of real estate and securities, net                                      578        (12,745)       (1,948)
      Minority interest in income (loss)                                                           370           (120)          (68)
      Straight-line rent adjustments and amortization of deferred income                             7           (760)       (1,365)
      Management income received in shares of affiliates                                       (18,599)       (13,439)      (11,489)
      Unrealized gain on foreign currency transactions                                            (130)            --            --
      Impairment charges on securities, real estate and properties held for sale                 4,150         29,411        12,643
      Deferred income tax provision                                                              9,769         13,155         5,272
      Costs paid by issuance of shares                                                             215            500           278
      Tax benefit - share incentive plans                                                        2,700          1,084         1,298
      Amortization of unearned compensation                                                      3,536          2,626         1,955
      Increase in structuring fees receivable                                                  (13,424)       (18,529)       (6,915)
      Net changes in operating assets and liabilities, net of assets and
         liabilities acquired on acquisition                                                    (2,345)        11,233        (1,497)
                                                                                             ---------      ---------      --------
      Net cash provided by continuing operations                                                65,260         69,301        51,101
      Net cash provided by discontinued operations                                               2,591          6,595         7,776
                                                                                             ---------      ---------      --------
         Net cash provided by operating activities                                              67,851         75,896        58,877
                                                                                             ---------      ---------      --------

Cash flows from investing activities:
   Distributions received from equity investments in excess of equity income                     3,503          5,560         2,768
   Capital distributions from equity investment, net of contributions ($1,496)                   5,086          1,255            --
   Purchases of real estate, equity investments and securities                                  (6,688)       (13,172)      (23,290)
   Additional capital expenditures                                                              (2,843)          (811)       (3,953)
   Payment of deferred acquisition fees                                                           (524)          (524)         (520)
   Release of funds from escrow from sale of real estate                                            --          9,366
   Proceeds from sales of real estate, equity investments and securities                        24,395         50,247        11,627
   Cash acquired on acquisition of subsidiary                                                    1,300             --            --
                                                                                             ---------      ---------      --------
        Net cash provided by (used in) investing activities                                     24,229         51,921       (13,368)
                                                                                             ---------      ---------      --------

Cash flows from financing activities:
   Dividends paid                                                                              (62,978)       (60,708)      (58,048)
   Payment of accrued preferred distributions                                                       --         (1,423)           --
   Contributions from minority interest                                                             --            636           204
   Payments of mortgage principal                                                               (8,548)        (8,428)       (8,230)
   Proceeds from mortgages and notes payable                                                    82,683         79,200        97,627
   Prepayments of mortgage principal and notes payable                                        (107,854)      (134,316)      (82,665)
   Payment of financing costs                                                                     (391)          (308)       (1,874)
   Proceeds from issuance of shares                                                              7,789         10,086         6,496
   Repurchase of shares                                                                             --             --          (325)
                                                                                             ---------      ---------      --------
        Net cash used in financing activities                                                  (89,299)      (115,261)      (46,815)
                                                                                             ---------      ---------      --------

Effect of exchange rate changes on cash                                                            274           (122)           11
                                                                                             ---------      ---------      --------
        Net increase (decrease) in cash and cash equivalents                                     3,055         12,434        (1,295)
        Cash and cash equivalents, beginning of year                                            21,304          8,870        10,165
                                                                                             ---------      ---------      --------
           Cash and cash equivalents, end of year                                            $  24,359      $  21,304      $  8,870
                                                                                             =========      =========      ========

                                   -Continued-

            (Amounts in thousands except share and per share amounts)

Noncash operating, investing and financing activities:

      A. In connection with the acquisition of Carey Management LLC in June 2000, the Company had an obligation to issue up to an additional 2,000,000 shares over four years if specified performance criteria were achieved. As of December 31, 2003, 1,400,000 shares have been issued. Based on the performance criteria 500,000 shares were issued for both of the years ended December 31, 2001 and 2000 ($10,440 and $8,145, respectively). For the year ended December 31, 2002, the Company met one criterion and 400,000 shares ($8,910) were issued. For the year ended December 31, 2003, the Company met the FFO Target and the cumulative Stock Performance Target, and as a result 500,000 shares ($13,734) will be issued in 2004. The amounts attributable to the 1,900,000 shares are included in goodwill. Accounts payable to affiliates as of December 31, 2003 and 2002 included $13,734 and $8,910, respectively for shares that were to be issued subsequent to year end.

            Effective January 1, 2001, the consolidated CPA(R) Partnerships became wholly-owned subsidiaries of the Company when 151,964 shares ($2,811) were issued in consideration for acquiring the remaining special partner interests.

      B. The Company issued 5,846, 5,755 and 6,825 restricted shares valued at $160 in 2003 and $134 in 2002 and 2001, to certain directors, officers, and employees and affiliates in consideration of service rendered. Restricted shares and stock options valued at $3,697, $3,913 and $1,235 in 2003, 2002 and 2001, respectively, issued to officers and employees and was recorded as unearned compensation of which $99, $70 and $117, respectively, was forfeited in 2003, 2002 and 2001. Included in compensation expense for the years ended December 31, 2003, 2002 and 2001 were $3,536, $2,626 and $1,955, respectively, relating to equity awards from the Company's share incentive plans.

      C. As partial consideration for the sale of a property in 2003, the Company received notes receivable with a fair value of $2,250. The Company received a note receivable in 2001 of $700 in partial consideration for a sale of property.

            In December 2003, the Company sold a property located in California and placed the net proceeds of $7,171 in an escrow account for the purpose of entering into a Section 1031 noncash exchange which, under the Internal Revenue Code, would allow the Company to acquire like-kind property, and defer a taxable gain. In 2002, $15,174 was placed in an escrow account from the sale of properties and was subsequently used for the purchase of properties. During 2002, $9,366 was released from an escrow account from the sale of a property in 2001.

      D. In 2002, the Company contributed its tenancy-in-common interest in properties leased to Childtime Childcare, Inc. to a limited partnership which is accounted for under the equity method. Assets and liabilities were contributed to the limited partnerships as follows:

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
                                                                     ======

      E. During 2001 the Company purchased an equity interest in an affiliate, W. P. Carey International LLC ("WPCI"), in consideration for issuing a promissory note of $1,000. The promissory note was satisfied in 2002 through the issuance of 54,765 shares of the Company to WPCI.

            In April 2003, the Company's ownership interest in WPCI increased from 10% to 100% at which time WPCI transferred the 54,765 shares back to the Company and WPCI redeemed the interests of William P. Carey, Chairman and Co-Chief Executive Officer of the Company, who had owned a 90% interest in WPCI. As a result of increasing its interest in WPCI to 100%, the Company acquired assets and liabilities of WPCI as follows: (see Note 3)

                  Intangible assets (management contracts)                679
                  Equity investments                                      324
                  Due to affiliates (including $1,898 due to
                  William P. Carey)                                    (2,559)
                  Other assets and liabilities, net                       256
                                                                       ------
                                    Net cash acquired                  $1,300
                                                                       ======

            (Amounts in thousands except share and per share amounts)

Supplemental Cash Flows Information:

                                                              2003             2002             2001
                                                              ----             ----             ----
          Interest paid, net of amounts capitalized          $14,395          $16,400          $22,144
                                                             =======          =======          =======
          Income taxes paid                                  $ 9,074          $ 1,695          $ 1,615
                                                             =======          =======          =======
          Interest capitalized                               $    22          $   216          $   443
                                                             =======          =======          =======


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              W. P. CAREY & CO. LLC

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
          (All amounts in thousands except share and per share amounts)

1.  Summary of Significant Accounting Policies:

        Basis of Consolidation:

               The consolidated financial statements include W. P. Carey & Co. LLC, its wholly-owned and majority-owned controlled subsidiaries and a variable interest entity ("VIE") in which it is the primary beneficiary (see Note 3) ("the Company"). All material inter-entity transactions have been eliminated.

               The consolidated financial statements include the accounts of Corporate Property Associates 16 - Global Incorporated ("CPA(R):16 - Global"), and Corporate Property Associates International Incorporated ("CPAI") which were formed in June and July 2003, respectively. As of December 31, 2003, the Company owns 20,000 shares each of CPA(R):16 - Global and CPAI, representing 100% of the outstanding common stock of each company. Effective December 12, 2003, CPA(R):16 - Global commenced a "best efforts" public offering for up to 1,100,000 shares. CPAI has filed a registration statement with the SEC for a public offering to sell up to 27,500,000 shares of common stock. Upon issuance of common stock by CPA(R):16 - Global and CPAI, the Company will no longer have voting control but will retain significant influence, and, expects to account for its investment under the equity method in the future. As of March 5, 2004, CPA(R):16 - Global has issued 6,386,336 shares pursuant to its public offering.

        Use of Estimates:

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the assessment of recoverability of real estate; intangible assets and goodwill; classification of real estate leased to others; identification of any intangible assets in connection with real estate asset acquisitions, valuation of CPA(R) REIT interests as the basis of determining certain fee income and compensation costs and the allowance for uncollected rents. Actual results could differ from those estimates.

        Real Estate Leased to Others:

               Certain of the Company's real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred. Significant renovations that increase the useful life of the properties are capitalized. For the years ended December 31, 2003, lessees were responsible for the direct payment of real estate taxes of approximately $6,901.

               The Company diversifies its real estate investments among various corporate tenants engaged in different industries, by property type and geographically. No lessee currently represents 10% or more of total leasing revenues.

               The leases are accounted for under either the direct financing or operating methods. Such methods are described below (see Notes 4 and 5):

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

               In connection with the Company's acquisition of properties, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible

                              W. P. CAREY & CO. LLC

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
          (All amounts in thousands except share and per share amounts)

               assets, consisting of land, buildings and tenant improvements, are determined as if vacant. Intangible assets including the above-market or below-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values.

               Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition of the properties and (ii) management's estimate of fair market lease rates for the property or equivalent property, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease value is amortized as a reduction of rental income over the remaining non-cancelable term of each lease. The capitalized below-market lease value is amortized as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases.

               The total amount of other intangible assets are allocated to in-place lease values and tenant relationship intangible values based on management's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with each tenant. Characteristics that are considered in allocating these values include the nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant, the tenant's credit quality and the expectation of lease renewals among other factors. The aggregate value of other intangible assets acquired will be measured based on the difference between (i) the property valued with an in-place lease adjusted to market rental rates and (ii) the property valued as if vacant. Independent appraisals or management's estimates are used to determine these values.

               Factors considered in the analysis include the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. The Company also considers information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on management's assessment of specific market conditions. Estimated costs to execute leases including commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the property are also considered.

               The value of in-place leases will be amortized to expense over the remaining initial term of each lease. The value of tenant relationship intangibles will be amortized to expense over the initial and renewal terms of the leases but no amortization period for intangible assets will exceed the remaining depreciable life of the building.

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

               Interest is capitalized by applying the interest rate applicable to outstanding borrowings to the average amount of accumulated expenditures for properties under construction during the period.

                              W. P. CAREY & CO. LLC

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
          (All amounts in thousands except share and per share amounts)

        Equity Investments:

               The Company's interests in entities in which the entity is not considered to be a VIE or the Company is not deemed to be the primary beneficiary, and the Company's ownership is 50% or less and has the ability to exercise significant influence and jointly-controlled tenancy-in-common interests are accounted for under the equity method, i.e. at cost, increased or decreased by the Company's share of earnings or losses, less distributions.

        Assets Held for Sale:

               Assets held for sale are accounted for at the lower of carrying value or fair value less costs to dispose. Assets are classified as held for sale when the Company has committed to a plan to actively market a property for sale and expects that a sale will be completed within one year. The results of operations and the related gain or loss on sale of properties classified as held for sale by the Company after December 31, 2001, are included in discontinued operations (see Note 8).

               If circumstances arise that previously were considered unlikely and, as a result, the Company decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, (b) the fair value at the date of the subsequent decision not to sell, or (c) the current carrying value.

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

        Goodwill and Intangible Assets:

               Goodwill represents the excess of the purchase price of the net lease real estate management operations over the fair value of net assets acquired. Other intangible assets represent costs allocated to trade names and advisory contracts with the CPA(R) REITs. Effective January 1, 2002, goodwill and indefinite-lived intangible assets are no longer amortized and workforce has been reclassified as goodwill. Intangible assets are being amortized over their estimated useful lives, which range from 2 1/2 to 16 1/2 years (see Note 11).

        Impairments:

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

        Foreign Currency Translation:

               The Company owns interests in several real estate investments in France. The functional currency for these investments is the Euro. The translation from the Euro to U. S. Dollars is performed for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from such translation are reported as a component of other comprehensive income as part of members' equity. The cumulative translation adjustment as of December 31, 2003 and 2002 was a gain of $679 and a loss of $1,315, respectively.

               Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is a foreign currency transaction gain or loss that generally will be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date) whichever is later, realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency transactions that are (i) designated as, and are effective as, economic hedges of a net investment and (ii) inter-company foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in the Company's financial statements will not be included in determining net income but will be accounted for in the same manner as foreign currency translation adjustments and reported as a component of other comprehensive income as part of shareholder's equity. The contributions to the equity investments were funded in part through subordinated debt. Foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of intercompany subordinated debt with scheduled principal payments, are included in the determination of net income, and, for the year ended December 31, 2003, the Company recognized unrealized gains of $130 from such transactions. In 2003, the Company recognized realized gains of $556 on foreign currency transactions in connection with the transfer of cash from foreign operating subsidiaries to the parent company.

        Cash Equivalents:

               The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Company's cash and cash equivalents at December 31, 2003 and 2002 were held in the custody of

                              W. P. CAREY & CO. LLC

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
          (All amounts in thousands except share and per share amounts)

               three financial institutions and which balances, at times, exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.

        Other Assets and Liabilities:

               Included in other assets are accrued rents and interest receivable, deferred rent receivable, notes receivable, deferred charges, escrow balances held by lenders, restricted cash balances and marketable securities. Included in other liabilities are accrued interest, accounts payable and accrued expenses, security deposits and other amounts held on behalf of tenants deferred rent, deferred revenue and minority interests that are subject to redemption. Deferred charges include costs incurred in connection with debt financing and refinancing and are amortized and included in interest expense over the terms of the related debt obligations. Deferred rent receivable is primarily the aggregate difference for operating method leases between scheduled rents which vary during the lease term and rent recognized on a straight-line basis. The minority interests subject to redemption are recorded at fair value based on a cash flow model with changes in fair value reflected in the determination of net income.

               Marketable securities are classified as available-for-sale securities and reported at fair value with the Company's interest in unrealized gains and losses on these securities reported as a component of other comprehensive income until realized. Such marketable securities had a cost basis of $3,660 and $1,364 as of December 31, 2003 and 2002, respectively, and reflected a fair value of $5,479 and $639 at December 31, 2003 and 2002, respectively.

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

        Revenue Recognition:

               The Company earns transaction and asset-based fees. Structuring and financing fees are earned for investment banking services provided in connection with the analysis, negotiation and structuring of transactions, including acquisitions and dispositions and the placement of mortgage financing obtained by publicly registered real estate investment trusts formed by the Company (the "CPA(R) REITs"). Asset-based fees consist of property management, leasing and advisory fees and reimbursement of certain expenses in accordance with the separate management agreements with each CPA(R) REIT for administrative services provided for operation of such CPA(R) REIT. Receipt of the incentive fee portion of the management fee, however, is subordinated to the achievement of specified cumulative return requirements by the shareholders of the CPA(R) REITs. The incentive portion of management fees (the "performance fees") may be collected in cash or shares of the CPA(R) REIT at the option of the Company. During 2003, 2002 and 2001, the Company elected to receive its earned performance fees in CPA(R) REIT shares.

               All fees are recognized as earned. Transaction fees are earned upon the consummation of a transaction and management fees are earned when services are performed. Fees subject to subordination are recognized only when the contingencies affecting the payment of such fees are resolved, that is, when the performance criteria of the CPA(R) REIT is achieved. As of December 31, 2003, $831 of transaction fees are recorded as deferred revenue in other liabilities.

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

                              W. P. CAREY & CO. LLC

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
          (All amounts in thousands except share and per share amounts)

        Income Taxes:

               The Company is a limited liability company and has elected partnership status for federal income tax purposes. The Company is not liable for federal income taxes as each member recognizes his or her proportionate share of income or loss in his or her tax return. Certain wholly-owned subsidiaries are not eligible for partnership status and, accordingly, all tax liabilities incurred by these subsidiaries do not pass through to the members. For these subsidiaries, the provision for federal income taxes is based on the results of those consolidated corporate subsidiaries that do not pass through any share of income or loss to members. The Company is also subject to certain state and local taxes and foreign taxes.

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

               Basic and diluted earnings per share were calculated as follows:

                                                                           For the years ended December 31,
                                                                           --------------------------------
                                                                       2003                 2002               2001
                                                                       ----                 ----               ----
              Net income                                             $   62,878          $   46,588         $   35,761
                                                                     ==========          ==========         ==========
              Weighted average shares - basic                        36,566,338          35,530,334         34,465,217
              Effect of dilutive securities - stock options
                 and warrants                                         1,442,424             734,896            487,343
                                                                     ----------          ----------         ----------
              Weighted average shares - diluted                      38,008,762          36,265,230         34,952,560

              Basic earnings per share:
                  Income from continuing operations                      $ 1.70              $ 1.29             $  .94
                  Discontinued operations                                   .02                 .02                .10
                                                                         ------              ------             ------
                      Net income                                         $ 1.72              $ 1.31             $ 1.04
                                                                         ======              ======             ======

              Diluted earnings per share:
                  Income from continuing operations                      $ 1.64              $ 1.26             $  .92
                  Discontinued operations                                   .01                 .02                .10
                                                                         ------              ------             ------
                      Net income                                         $ 1.65              $ 1.28             $ 1.02
                                                                         ======              ======             ======

               For the year ended 2001, 725,930 share options and warrants were anti-dilutive because the exercise prices of the options were higher than the average share price.

        Stock Based Compensation:

               The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB No. 25"). Under APB No. 25, compensation cost for fixed plans is measured as the excess, if any, of the quoted market price of the Company's shares at the date of grant over the exercise price of the option granted.

               The Company has granted restricted shares and stock options to substantially all employees. Shares were awarded in the name of the employee, who has all the rights of a shareholder, subject to certain

                              W. P. CAREY & CO. LLC

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
          (All amounts in thousands except share and per share amounts)

               restrictions of transferability and a risk of forfeiture. The forfeiture provisions on the awards expire annually, over their respective vesting periods. Shares and stock options subject to forfeiture provisions have been recorded as unearned compensation and are presented as a separate component of members' equity. Compensation cost for stock options and restricted stock, if any, is recognized over the applicable vesting periods.

               Grants of restricted stock and options of a subsidiary were awarded to certain of its officers. The awards are subject to redemption in 2012 and, therefore are being accounted for as a variable plan. The awards were initially recorded in unearned compensation and changes in fair value subsequent to the grant date are included in the determination of net income. The unearned compensation is being amortized over the vesting periods.

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

                                                                               Year Ended December 31,
                                                                               -----------------------
                                                                        2003               2002              2001
                                                                        ----               ----              ----
       Net income as reported                                         $62,878             $46,588          $35,761
       Add: Stock based compensation included in net
          income, as reported, net of related tax effects               2,282               1,709            1,349
       Less: Stock based compensation determined under
          fair value based  methods  for all  awards,  net of
          related tax effects                                          (3,144)             (2,887)          (2,391)
                                                                      -------             -------          -------
       Pro forma net income                                           $62,016             $45,410          $34,719
                                                                      =======             =======          =======
       Net income per common share as reported:
       Basic                                                            $1.72               $1.31            $1.04
       Diluted                                                          $1.65               $1.28            $1.02
       Pro forma net income per common share:
       Basic                                                            $1.70               $1.28            $1.01
       Diluted                                                          $1.63               $1.25            $ .99

               The Company's non-qualified deferred compensation plan provides that each participating officer's cash compensation in excess of designated amounts is deferred and he or she is awarded an interest that is intended to correspond to the per share value of a CPA(R) REIT designated at the time of such award. The value of the award is adjusted at least annually to reflect changes based on the underlying appraised value of a share of common stock of the CPA(R) REIT. The deferred compensation plan is a variable plan and changes in the fair value of the interests are included in the determination of net income.

        Reclassification:

               Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

        Accounting Pronouncements

               In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") which changes the accounting for, and disclosure of certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are required to be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to

                              W. P. CAREY & CO. LLC

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
          (All amounts in thousands except share and per share amounts)

               contracts or indemnification agreements that contingently require the Company to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or an equity security of the guaranteed party. The accounting provisions only apply for certain new transactions entered into and existing guarantee contracts modified after December 31, 2002. The adoption of the accounting provisions of FIN 45 did not have a material effect on the Company's financial statements. The Company has complied with the disclosure provisions.

               In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation (i.e., recognition of a charge for issuance of stock options in the determination of income). However, SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation, description of transition method utilized and the effect of the method used on reported results. The annual disclosure provisions of SFAS No. 148 have been adopted.

               On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights (VIE's) and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (i) the equity investors (if any) do not have a controlling financial interest of (ii) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, effective upon issuance, FIN 46 requires additional disclosures by the primary beneficiary and other significant variable interest holders. The provisions of FIN 46 apply immediately to VIE's created after January 31, 2003. In October 2003, the FASB issued Staff Position 46-6, which deferred the effective date to December 31, 2003 for applying the provisions of FIN 46 for interests held by public companies in all VIE's created prior to February 1, 2003. Additionally, in December 2003, the FASB issued Interpretation No. 46 (R), "Consolidation of Variable Interest Entities (Revised December
               2003)" ("FIN 46 (R)"). The provisions of FIN 46 (R) are effective as of March 31, 2004 for all non-special purpose entity ("non-SPE") interests held by public companies in all VIE's created prior to February 1, 2003. These deferral provisions did not defer the disclosure provisions of FIN 46.

               The Company has evaluated its joint venture partnership investments established after January 31, 2003 and based upon its interpretation of FIN 46 and applied judgment, the Company has determined that it is not required to consolidate these joint ventures.

               The Company continues to evaluate all of its investments in joint ventures and partnerships created prior to February 1, 2003 to determine whether any of these entities are VIE's and whether the Company is considered to be the primary beneficiary or a holder of a significant variable interest in a VIE. If it is determined that certain of these entities are VIE's, the Company will be required to consolidate these entities in which the Company is the primary beneficiary or make additional disclosures for entities in which the Company is determined to hold a significant variable interest in the VIE as of March 31, 2004.

               Based on the Company's analysis of FIN 46, it has concluded that it is reasonably possible that its investments in real estate joint ventures and other real estate investments, created prior to February 1, 2003, may be investments in VIE's and is therefore subject to the disclosure provisions of FIN 46.

               The Company's joint ventures and other real estate investments primarily consist of co-investments with other joint venture partners in commercial real estate properties and ownership of common stock in the CPA(R) REIT's, which are consistent with its core business. The Company's maximum loss exposure is the carrying value of its equity investments.

                              W. P. CAREY & CO. LLC

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
          (All amounts in thousands except share and per share amounts)

               The Company has concluded that Livho is a VIE, that does not qualify for the deferral, with the Company as its primary beneficiary, because the Company has provided it with significant financial support over the past several years in order to support Livho's operations and preserve the value of the property. As a VIE, Livho is consolidated in the Company's financial statements as of December 31, 2003. Livho operates a hotel as a Holiday Inn in Livonia, Michigan; its operations were transferred to a separate company as a strategy to protect the Company's tax status as a publicly-traded partnership. The real estate assets have historically been reflected in the Company's consolidated financial statements. Livho's operating revenues include food and beverage revenues. During 2003, a bar at the hotel, which at one time was a significant source of revenues, was closed and underwent renovations, which were funded by the Company. The renovations were recently completed and the bar re-opened in February 2004. The results of operations of Livho approximate the rental revenues earned from Livho less allowances provided for.

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

               On May 30, 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity." SFAS No. 150 establishes standards to classify as liabilities certain financial instruments that are mandatorily redeemable or include an obligation to repurchase and expands disclosures required for such financial statements. Such financial instruments will be measured at fair value with changes in fair value included in the determination of net income. The FASB recently issued FSP 150-3, which defers the provisions of paragraphs 9 and 10 of SFAS No. 150 indefinitely as they apply to mandatorily redeemable noncontrolling interests associated with finite-lived entities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company consolidates WPCI and classifies the minority interests in this entity as a liability in accordance with SFAS No. 150 (see Note 3). The Company has interests in five additional joint ventures located in France that are consolidated and have minority interests that are considered mandatorily redeemable noncontrolling interests with finite lives. In accordance with the deferral noted above, these minority interests have not been reflected as liabilities. The carrying value of these minority interests is $1,852 at December 31, 2003, which approximates their estimated fair value at that date.

2.  Organization:

        The Company commenced operations in January 1, 1998 by combining the limited partnership interests in nine CPA(R) Partnerships, at which time the Company listed on the New York Stock Exchange. On June 28, 2000, the Company acquired the net lease real estate management operations of Carey Management LLC ("Carey Management") from William P. Carey, Chairman and Co-Chief Executives Officer of the Company, subsequent to receiving shareholder approval. The assets acquired included the Advisory Agreements with four affiliated CPA(R) REITs, the Company's Management Agreement, the stock of an affiliated broker-dealer, investments in the common stock of the CPA(R) REITs, and certain office furniture, fixtures, equipment and employees required to carry on the business operations of Carey Management. The purchase price consisted of the initial issuance of 8,000,000 shares with an additional 2,000,000 shares issuable over four years if specified performance criteria were achieved through a period ended December 31, 2003 (of which 1,400,000 shares have been issued and 500,000 shares will be issued in 2004 representing an aggregate value of $41,229). The initial 8,000,000 shares issued were restricted from resale for a period of up to three years and the additional shares are subject to Section 144 regulations. The acquisition of the interests in Carey Management was accounted for as a purchase and was recorded at the fair value of the initial 8,000,000 shares issued. The total initial purchase price was

                              W. P. CAREY & CO. LLC

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
          (All amounts in thousands except share and per share amounts)

        approximately $131,300 including the issuance of 8,000,000 shares, transaction costs of $2,605, the acquisition of Carey Management's minority interests in the CPA(R) Partnerships and the value of restricted shares and options issued in respect of the interests of certain officers in a non-qualified deferred compensation plan of Carey Management.

        The purchase price was allocated to the assets and liabilities acquired based upon their fair market values. Intangible assets acquired, including the Advisory Agreements with the CPA(R) REITs, the Company's Management Agreement, the trade name, and workforce (reclassified to goodwill on January 1, 2002), were determined pursuant to an independent valuation. The value of the Advisory Agreements and the Management Agreement were based on a discounted cash flow analysis of the projected fees. The excess of the purchase price over the fair values of the identified tangible and intangible assets has been recorded as goodwill. The value of additional shares issued under the acquisition agreement is recognized as additional purchase price and recorded as goodwill. Issuances based on performance criteria are valued based on the market price of the shares on the date when the performance criteria are achieved.

        Effective January 1, 2001, the Company acquired the remaining minority interest in the CPA(R) Partnerships held by the remaining partner of the CPA(R) Partnerships, William P. Carey, Chairman of the Company, through the issuances of 151,964 shares ($2,811). The acquisition price was determined pursuant to an independent valuation of the CPA(R) Partnerships as of December 31, 2000.

3.  Transactions with Related Parties:

        The Company earns fees as the Advisor to the CPA(R) REITs: Carey Institutional Properties Incorporated ("CIP(R)"), Corporate Property Associates 12 Incorporated ("CPA(R):12"), Corporate Property Associates 14 Incorporated ("CPA(R):14"), Corporate Property Associates 15 Incorporated ("CPA(R):15") and CPA(R):16-Global (collectively, the "CPA(R) REITs"). Through April 30, 2002, the Company also earned fees as Advisor to Corporate Property Associates 10 Incorporated ("CPA(R):10"). Effective May 1, 2002, CPA(R):10 was merged into CIP(R). Under the Advisory Agreements with the CPA(R) REITs, the Company performs various services, including but not limited to the day-to-day management of the CPA(R) REITs and transaction-related services. The Company earns an asset management fee of 1/2 of 1% per annum of Average Invested Assets, as defined in the Advisory Agreements, for each CPA(R) REIT and, based upon specific performance criteria for each REIT, may be entitled to receive performance fees, calculated on the same basis as the asset management fee, and is reimbursed for certain costs, primarily the cost of personnel. Prior to April 2002, the Company had not recognized any performance fees under its Advisory Agreement with CPA(R):10 since the Company's management operations were acquired in June 2000. In April 2002, CPA(R):10 met its "preferred return" at which time the performance criterion was met and the Company earned a performance fee of $1,463, including $267 relating to 2002. The performance criteria for CPA(R):14 were initially satisfied in 2001, resulting in the Company's recognition of $2,459 for the period December 1997 through December 31, 2000 which had been deferred. For the years ended December 31, 2003, 2002 and 2001, asset-based fees and reimbursements earned were $53,103, $37,250 and $29,751, respectively.

        In connection with structuring and negotiating acquisitions and related mortgage financing for the CPA(R) REITs, the Advisory Agreements provide for transaction fees based on the cost of the properties acquired. A portion of the fees are payable in equal annual installments over no less than eight years (four years for CPA(R):15), subject to each CPA(R) REIT meeting its "preferred return." Unpaid installments bear interest at annual rates ranging from 6% to 7%. The Company's broker-dealer subsidiary earns fees in connection with the public offerings of the CPA(R) REITs. The Company may also earn fees related to the disposition of properties, subject to subordination provisions and will only be recognized as such subordination provisions are achieved. The Company earned disposition fees of $248 from CPA(R):10, representing a percentage of the sales proceeds from CPA(R):10 property sales for the period from June 28, 2000 (the date which Carey Management's operations were acquired) through April 30, 2002, the date that CPA(R):10 and CIP(R) merged. For the years ended December 31, 2003, 2002 and 2001, the Company earned transaction fees of $34,957, $47,005 and $17,160, respectively.

        Prior to the termination of the Management Agreement, Carey Management performed certain services for the Company and earned transaction fees in connection with the purchase and disposition of properties. The Company is obligated to pay deferred acquisition fees in equal annual installments over a period of no less than eight years. As of December 31, 2003 and 2002, unpaid deferred acquisition fees were $2,234 and $2,758,

                              W. P. CAREY & CO. LLC

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
          (All amounts in thousands except share and per share amounts)

        respectively, and bear interest at an annual rate of 6%. Installments of $524, were paid in both 2003 and 2002, and $520 was paid in January 2001.

        The Company owns interests in entities, which range from 18.54% to 50%, a jointly-controlled 36% tenancy-in-common interest in two properties subject to a net lease with the remaining interests held by affiliates and owns common stock in each of the CPA(R) REITs. The Company has a significant influence in these investments, which are accounted for under the equity method of accounting.

        The Company is the general partner in a limited partnership that leases the Company's home office spaces and a participates in an agreement with certain affiliates for the purpose of leasing office space used for the administration of the Company and other affiliated real estate entities and sharing the associated costs. Pursuant to the terms of the agreement, the Company's share of rental, occupancy and leasehold improvement costs is based on gross revenues. Expenses incurred were $529, $545 and $528 in 2003, 2002 and 2001, respectively. The Company's share of minimum lease payments on the office lease is currently $939 through 2006.

        A person who serves as a director and an officer of the Company is the sole shareholder of Livho, Inc. ("Livho"), a lessee of the Company (see
        Note 14). As of December 31, 2003, the Company is consolidating the accounts of Livho in its financial statements because the Company has determined that Livho does not qualify for the FIN 46 deferral (see Note 1 - Accounting Pronouncements) and that Livho's equity is insufficient to finance its activities and the Company has restructured its lease with Livho in several instances.

        An independent director of the Company has an ownership interest in companies that own the minority interest in the Company's French majority-owned subsidiaries. The director's ownership interest is subject to the same terms as all other ownership interests in the subsidiary companies.

        Prior to April 1, 2003, the Company owned a 10% interest in W.P. Carey International LLC ("WPCI"), a company that structures net lease transactions on behalf of the CPA(R) REITs outside of the United States of America. The remaining 90% interest in WPCI was owned by William P. Carey ("Carey"), Chairman and Co-Chief Executive Officer of the Company. The Company's Board of Directors approved a transaction, which resulted in the Company's acquisition of 100% of the ownership of WPCI through the redemption of Carey's interest on April 1, 2003. WPCI distributed 492,881 shares of the Company and $1,898 of cash to Carey, equivalent to his contributions to WPCI. The Company accounted for the acquisition as a purchase and reflected the assets acquired and liabilities assumed at their estimated fair value (see Note 16). Prior to the redemption, the Company accounted for its investment in WPCI under the equity method of accounting. As a result of this transaction, the Company through WPCI has acquired exclusive rights to structure net lease transactions outside of the United States of America on behalf of the CPA(R) REITs.


4.  Real Estate Leased to Others Accounted for Under the Operating Method:

        Real estate leased to others, at cost, and accounted for under the operating method is summarized as follows:

                                                               December 31,
                                                        -----------------------
                                                          2003           2002
                                                          ----           ----
                 Land                                   $ 77,170       $ 83,545
                 Buildings and improvements              368,568        390,727
                                                        --------       --------
                                                         445,738        474,272
                 Less: Accumulated depreciation           45,021         41,716
                                                        --------       --------
                                                        $400,717       $432,556
                                                        ========       ========

                              W. P. CAREY & CO. LLC

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
          (All amounts in thousands except share and per share amounts)

        The scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases are as follows:

               Year ended December 31,
               -----------------------
                     2004                                        $40,939
                     2005                                         38,933
                     2006                                         36,285
                     2007                                         33,741
                     2008                                         30,183
                     Thereafter through 2019                     123,628
                                                                 -------
                        Total                                    303,709
                                                                 =======

        Contingent rentals (including percentage rents and CPI-based increases) were $1,427, $1,550 and $1,253 in 2003, 2002 and 2001, respectively.

5.  Net Investment in Direct Financing Leases:

        Net investment in direct financing leases is summarized as follows:

                                                                         December 31,
                                                                         ------------
                                                                  2003                   2002
                                                                  ----                   ----
                     Minimum lease payments receivable          $173,120               $199,309
                     Unguaranteed residual value                 179,869                185,487
                                                                --------               --------
                                                                 352,989                384,796
                     Less: Unearned income                       170,537                195,457
                                                                --------               --------
                                                                $182,452               $189,339
                                                                ========               ========

        The scheduled future minimum rents, exclusive of renewals, under noncancelable direct financing leases are as follows:

                Year ended December 31
                ----------------------
                        2004                                        $19,762
                        2005                                         19,822
                        2006                                         18,671
                        2007                                         17,180
                        2008                                         16,359
                        Thereafter through 2022                      81,326
                                                                    -------
                           Total                                    173,120
                                                                    =======

        Contingent rentals (including percentage rents and CPI-based increases) were approximately $2,189, $2,710 and $2,331 in 2003, 2002 and 2001,
        respectively.

6.  Acquisition of Real Estate Interest:

        In November 2003, the Company, purchased a 45% equity interest in an existing limited liability company, whose remaining interests are owned by CPA(R):12 and CPA(R):15, respectively. The limited liability company owns a 50% interest in a limited partnership that owns eight properties located in France. The remaining 50% interests in the limited partnership are owned by CPA(R):12 and CPA(R):15. The Company's net purchase price for its interests was $9,744, which effectively gives the Company a 22.5% interest in the underlying properties. The purchase price was based on current independent appraisal of the properties, net of mortgage debt. The properties are leased to affiliates of Carrefour, S.A ("Carrefour"). The leases have nine-year terms, expiring between December 2011 and November 2012, at an aggregate annual rent of Euro 11,799 ($14,809 as of December 31, 2003), with annual rent increases based on a formula indexed to increases in the INSEE, a French construction cost index. As of December 31, 2003, limited recourse mortgage debt of Euro 96,697 ($121,422 as of December 31, 2003) is outstanding on the properties. The Carrefour loans provide for quarterly payments of interest at an annual interest rate of 5.55% and stated principal payments with scheduled increases over their terms. The loans mature in December 2014 at which time balloon payments are scheduled.

                              W. P. CAREY & CO. LLC

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
          (All amounts in thousands except share and per share amounts)

7.  Equity Investments:

        The Company owns equity interests as a limited partner in three limited partnerships, three limited liability companies and a jointly-controlled 36% tenancy-in-common interest in two properties subject to a master lease with the remaining interests owned by affiliates and all of which net lease real estate on a single-tenant basis.

        The Company also owns common stock in four CPA(R) REITs with which it has advisory agreements. The interests in the CPA(R) REITs are accounted for under the equity method due to the Company's ability to exercise significant influence as the Advisor to the CPA(R) REITs. The CPA(R) REITs are publicly registered and their audited consolidated financial statements are filed with the United States Securities and Exchange Commission in Annual Reports on Form 10-K. In connection with earning performance fees the Company has elected to receive restricted shares of common stock in the CPA(R) REITs rather than cash in consideration for such fees. As of December 31, 2003, the Company ownership in the CPA(R) REITs is as follows:

                                                              % of outstanding
                                                 Shares            Shares
                                                 ------            ------
                        CIP(R)                    876,006           3.00%
                        CPA(R):12                 933,764           2.98%
                        CPA(R):14               1,731,681           2.59%
                        CPA(R):15                 382,298           0.36%

        Combined financial information of the affiliated equity investees is summarized as follows:

                                                                              December 31,
                                                                              ------------
                                                                      2003                  2002
                                                                      ----                  ----
         Assets (primarily real estate)                            $4,062,295             $3,229,071
         Liabilities (primarily mortgage notes payable)             1,976,216              1,685,003
                                                                   ----------             ----------
         Owner's equity                                            $2,086,079             $1,544,068
                                                                   ==========             ==========

                                                                               Year Ended December 31,
                                                                               -----------------------
                                                                     2003                  2002                   2001
                                                                     ----                  ----                   ----
         Revenue (primarily rental revenue)                        $318,035               $226,167              $173,627
         Expenses (primarily interest on mortgages,
            depreciation and impairment charges)                   (278,863)              (172,282)             (128,574)
         Minority interest in income                                 (8,779)                (4,344)               (3,556)
         Income from equity investments                              41,249                 21,220                16,399
         Gain (loss) on sales                                        10,239                   (216)                4,378
                                                                   --------               ---------             --------
             Income from continuing operations                       81,881                 70,545                62,274
         Income (loss) from discontinued operations                     443                   (900)                 (665)
         Gain (loss) on sale of real estate                             235                   (317)                9,566
                                                                   --------               --------              --------
         Net income                                                $ 82,559               $ 69,328              $ 71,175
                                                                   ========               ========-             ========

        As a result of the Company converting its 708,269 units of the operating partnership ("OP units") of MeriStar Hospitality Corporation ("MeriStar"), a publicly traded real estate investment trust which primarily owns hotels, to 708,269 shares of common stock, the Company is accounting for its investment as an available for sale marketable security. As a result, the Company no longer recognizes its share of MeriStar's net income and is recognizing income from dividends earned from the MeriStar investment and changes in the fair value of the shares is reflected in other comprehensive income. Prior to the conversion in 2003, the Company accounted for its investment in MeriStar operating partnership units under the equity method of accounting.

8.  Discontinued Operations:

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for financial statements issued for fiscal years beginning after December 15, 2001, the results of operations, impairments and gain or loss on sales of real estate for properties sold or held for sale are to be reflected in the consolidated statements of operations as "Discontinued Operations" for all periods presented.

                              W. P. CAREY & CO. LLC

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
          (All amounts in thousands except share and per share amounts)

        The provisions of SFAS No. 144 are effective for disposal activities initiated by the Company's commitment to a plan of disposition after the date it is initially applied (January 1, 2002). Properties held for sale as of December 31, 2001 are not included in "Discontinued Operations". The results of operations and the related gain or loss on sale of properties sold in 2002 (see Note 9) that were held for sale as of December 31, 2001 are not included in "Discontinued Operations."

        Property sales and impairment charges in 2003, 2002 and 2001 that are included in "Discontinued Operations" are as follows:

        2003

        In February 2003, the Company sold its property in Winona, Minnesota to the lessee, Peerless Chain Company ("Peerless") for $8,550, consisting of cash of $6,300 and notes receivable with a fair value of $2,250, which mature between 2006 and 2008. The Company also received a note receivable from Peerless of approximately $1,700 for unpaid rents which was previously included in the allowance for uncollected rents. The Company recognized a gain on sale of $46. The Company previously recognized an impairment charge of $4,000 on the Peerless property, which was held for sale in 2002.

        In July 2003, the Company sold a property in Lancaster, Pennsylvania for $5,000 and recognized a loss on sale of $29. Prior to the sale, the property value was written down to reflect the estimated net sales proceeds and an impairment charge on properties held for sale of $1,430 was recognized and included in discontinued operations for the year ended December 31, 2003.

        In December 2003, the Company sold a property located in Oxnard, California for $7,500, and recognized a gain of $414. The Company placed the net proceeds of the sale in an escrow account for the purpose of entering into a Section 1031 noncash exchange which, under the Internal Revenue Code, would allow the Company to acquire like-kind property, and defer a taxable gain until the new property is sold, upon satisfaction of certain conditions.

        During 2003, the Company sold properties in Broomall, Pennsylvania; Cuyahoga Falls, Ohio; Canton, Michigan; Alpena, Michigan; Apache Junction, Arizona and Schiller Park, Illinois for net sales proceeds of $12,986 and recognized net gain on sales of $807.

        The Company owns a property in Leeds, Alabama currently leased to Winn-Dixie Stores, Inc. ("Winn-Dixie"). Winn-Dixie no longer occupies the property but has continued to satisfy their rental obligations under a lease, which expires in March 2004. Based on the Company's intention to sell the property, the property has been written down to its estimated fair value less cost to sell, and the Company recognized an impairment charge on properties held for sale of $690 in 2003.

        In connection with the anticipated sale of the Company's McMinnville, Tennessee property within the next twelve months, the Company has recognized an impairment charge on properties held for sale of $550 on the writedown of the property to its anticipated sales price, less estimated costs to sell, for the period ended December 31, 2003.

        2002

        In July 2002, the Company sold six properties leased to Saint-Gobain Corporation located in New Haven, Connecticut; Mickelton, NJ; Aurora, Ohio; Mantua, Ohio and Bristol, Rhode Island for $26,000 and recognized a gain on sale of $1,796. The sales proceeds were placed in an escrow account for the purposes of entering into a Section 1031 noncash exchange, which was completed as a result of purchasing replacement properties in September and December 2002.

        During 2002, the Company also sold properties in Petoskey, Michigan; Colville, Washington; McMinnville, Tennessee; College Station, Texas and Glendale, Arizona for an aggregate of $4,743 and recognized a net gain on sales of $568.

        The Company recognized impairment charges of $5,125 on other properties, which were sold in either 2002 or 2003 or held for sale as of December 31, 2003.

                              W. P. CAREY & CO. LLC

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
          (All amounts in thousands except share and per share amounts)

        2001

        The Company owns a property in Cincinnati, Ohio. In November 2001, the Company evicted the tenant due to its inability to meet its lease obligations and the Company assumed the management of public warehousing operations at the property, at which time the Company recognized an impairment charge on properties held for sale of $2,000 on the writedown of the property to its estimated fair value.

        The Company owns two properties located in Frankenmuth, Michigan and McMinnville, Tennessee leased to one tenant. The tenant terminated its master lease for the two properties in connection with its petition of voluntary bankruptcy in 1999. The Company recognized an impairment charge on properties held for sale on the McMinnville property of $500 in 2001.

        The Company recognized impairment charges of $500 on other properties during 2001, which were either sold in 2003 or held for sale as of December 31, 2003.

        Other Information:

        The effect of suspending depreciation expense as a result of the classification of certain properties as held for sale was $259, $116 and $13 for the years ended December 31, 2003, 2002 and 2001, respectively.

        As of December 31, 2003, the operations of sixteen properties, which have been sold during 2003 or are held for sale as of December 31, 2003, are included as "Discontinued Operations." Amounts reflected in Discontinued Operations for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                                                                         Year Ended December 31,
                                                                                         -----------------------
                                                                                2003                2002              2001
                                                                                ----                ----              ----
            REVENUES:
               Rental income                                                  $ 1,810             $  4,282           $  4,039
               Interest income from direct financing leases                       590                3,593              6,044
               Revenues of other business operations                            1,694                4,769              5,944
               Other income                                                     1,427                2,338                  2
                                                                               ------             --------           --------
                                                                                5,521               14,982             16,029
                                                                               ------             --------           --------
            EXPENSES:
               Interest expense                                                    --                1,108              2,596
               Depreciation and amortization                                      442                1,201              1,313
               Property expenses                                                1,457                1,093                552
               General and administrative                                          --                   48                 24
               Provision for income taxes - state and local                        35                  117                448
               Operating expenses of other business operations                  1,489                3,968              4,625
               Impairment charge on real estate                                 2,670                9,125              3,000
                                                                               ------             --------           --------
                                                                                6,093               16,660             12,558
                                                                               ------             --------           --------
                   (Loss) income before gain on sales                            (572)              (1,678)             3,471
                                                                               ------             --------           --------
               Gains on sale of real estate                                     1,238                2,364                 --
                                                                               ------             --------           --------
                   Income from discontinued operations                         $  666             $    686           $  3,471
                                                                               ======             ========           ========

9.  Sales of Real Estate:

        The results of operations and the related gain or loss on properties, which were not held for sale as of December 31, 2001 and sold in 2003 and 2002, are included in "Discontinued Operations." (see Note 8)

        2002
        At December 31, 2001, the Company's 18.3 acre property in Los Angeles, California was classified as held for sale. In June 2002, the Company sold the property to the Los Angeles Unified School District (the "School District") for $24,000, less costs, and recognized a gain on sale of $11,160. Subsequent to the sale of the property, a subsidiary of the Company entered into a build-to-suit development management agreement with the

                              W. P. CAREY & CO. LLC

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
          (All amounts in thousands except share and per share amounts)

        School District with respect to the development and construction of a new high school on the property. The subsidiary, in turn, engaged a general contractor to undertake the construction project. Under the build-to-suit agreement, the subsidiary's role is that of a development manager pursuant to provisions of the California Education Code. Under the construction agreement with the general contractor, a subsidiary is acting as a conduit for the payments made by School District and is only obligated to make payments to the general contractor based on payments received, except for a maximum guarantee of up to $2,000 for nonpayment. The guarantee ends upon completion of construction.

        Due to the Company's continuing involvement with the development management agreement of the property, the recognition of gain on sale and the subsequent development management fee income on the build-to-suit project are being recognized using a blended profit margin under the percentage of completion method of accounting. The build-to-suit development agreement provides for fees of up to $4,700 and an early completion incentive fee of $2,000 if the project is completed before September 1, 2004. Incentive fees, which are contingent, are not included in the percentage of completion calculation. In addition, approximately $2,000 of the gain on sale has been deferred and will be recognized only when the Company is released from its $2,000 guarantee commitment. For the years ended December 31, 2003 and 2002, the Company recognized $1,298 and $289, respectively, of build-to-suit development fee management income.

        During 2002, the Company also sold properties in Fredericksburg, Virginia; Urbana, Illinois; Maumelle, Arkansas; Burnsville, Minnesota; Frankenmuth, Michigan; and Casa Grande for an aggregate of $10,594 and recognized a net gain on sales of $1,481.

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


10. Impairment Charges on Real Estate and Other Investments:

        In connection with the Company's annual review of the estimated residual values on its properties classified as net investments in direct financing leases, the Company determined that an other than temporary decline in estimated residual value had occurred at several properties, and the accounting for the direct financing leases was revised using the changed estimates. The resulting changes in estimates resulted in the recognition of impairment charges of $1,208 and $14,880 in 2003 and 2002, respectively.

        Other significant impairment charges are as follows:

        2003

        The Company recognized an impairment charge of $272 on its assessment of the recoverability of debentures received in connection with a bankruptcy settlement with a former lessee.

        2002

        Because of a continued and prolonged weakness in the hospitality industry, and a substantial decrease in MeriStar's earnings, the Company concluded that the underlying value of its investment in the OP Units had undergone an other than temporary decline. Accordingly, the Company wrote down its equity investment in MeriStar by $4,596 and $6,749 in 2002 and 2001, respectively, to reflect the investment at its estimated fair value. In 2003, the Company converted the OP units to shares of MeriStar common stock (see Note 7).

        The Company recognized impairment charges of $810 on other properties during 2002.

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

        In 2001 the Company also recorded an impairment charge of $850 on its assessments of the recoverability of a redeemable preferred limited partnership interest that was acquired in connection with the sale of a property in 1995.

        The results of operations and the impairment charges on the properties classified as assets held for sale subsequent to December 31, 2001 are included in discontinued operations (see Note 8).

11. Goodwill and Intangible Assets:

        With the acquisition of real estate management operations in 2000, the Company allocated a portion of the purchase price to goodwill and identifiable intangible assets. In adopting SFAS No. 142, the Company discontinued its amortization of existing goodwill and indefinite-lived assets and performed its annual evaluation of testing for impairment of goodwill. Based on its evaluation, the Company concluded that its goodwill is not impaired.

        Goodwill and intangible assets as of December 31, 2003 and 2002 are summarized as follows:

                                                                             December 31,
                                                                             ------------
                                                                   2003                        2002
                                                                   ----                        ----
            Amortized intangible assets
               Management contracts                               $ 59,815                    $ 59,135
               Less: accumulated amortization                       25,262                      18,543
                                                                 ---------                    --------
                                                                    34,553                      40,592
            Unamortized goodwill and indefinite-lived intangible
                assets:
               Trade name                                            3,975                       3,975
               Goodwill                                             63,607                      49,874
                                                                 ---------                    --------
                                                                  $102,135                     $94,441
                                                                  --------                     -------

         Included in goodwill is $3,389 which prior to January 1, 2002 was recorded as workforce. Trade name had previously been amortized using a ten-year life; however, upon adoption of SFAS No. 142, trade name was determined to have an indefinite useful life because it is expected to generate cash flows indefinitely.

         A summary of the effect of amortization of goodwill and intangible assets on reported earnings for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                                                         2003                 2002                  2001
                                                                         ----                 ----                  ----
               Goodwill amortization                                 $       --                     --             $    4,127
               Trade name amortization                                       --                     --                    470
               Management contracts amortization                     $    6,718             $    7,280                  7,306
               Net income                                            $   62,878                 46,588                 35,761

                                                                           2003                   2002                   2001
                                                                     ----------             ----------             ----------
               Reported net income                                   $   62,878             $   46,588             $   35,761
               Add back:  Goodwill amortization                              --                     --                  4,127
                          Trade name amortization                            --                     --                    470
                                                                     ----------             ----------             ----------
               Adjusted net income                                   $   62,878             $   46,588             $   40,358
                                                                     ==========             ==========             ==========

                              W. P. CAREY & CO. LLC

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
          (All amounts in thousands except share and per share amounts)

               Basic earnings per share:
               Reported net income                                 $     1.72             $     1.31             $     1.04
               Add back:  Goodwill amortization                            --                     --                    .11
                          Trade name amortization                          --                     --                    .01
                                                                   ----------             ----------             ----------
               Adjusted basic earnings per share                   $     1.72             $     1.31             $     1.16
                                                                   ==========             ==========             ==========

               Diluted earnings per share:
               Reported net income                                 $     1.65             $     1.28             $     1.02
               Add back:  Goodwill amortization                            --                     --                    .11
                          Trade name amortization                          --                     --                    .01
                                                                   ----------             ----------             ----------
               Adjusted diluted earnings per share                 $     1.65             $     1.28             $     1.14
                                                                   ==========             ==========             ==========

        Amortization of intangibles for the next five years is estimated to be $6,751 in 2004; $6,660 in 2005; $4,584 in 2006, $4,508 in 2007, and
        $2,773 in 2008.

12. Mortgage Notes Payable and Notes Payable:

        Mortgage notes payable, substantially all of which are limited recourse obligations, are collateralized by the assignment of various leases and by real property with a carrying value of approximately $285,093.

        The interest rate on the variable rate debt as of December 31, 2003 ranged from 2.34% to 6.44% and mature from 2004 to 2016. The interest rate on the fixed rate debt as of December 31, 2003 ranged from 6.11% to 9.13% and mature from 2004 to 2013.

        Scheduled principal payments for the mortgage notes and notes payable during each of the next five years following December 31, 2003 and thereafter are as follows:

         Year Ending December 31,                Total Debt         Fixed Rate Debt      Variable Rate Debt
         ------------------------                ----------         ---------------      ------------------
              2004                                $ 52,296            $  21,145              $ 31,151
              2005                                   8,062                5,790                 2,272
              2006                                  22,410               19,864                 2,546
              2007                                  15,109               12,293                 2,816
              2008                                   9,699                6,590                 3,109
              Thereafter                           101,617               62,443                39,174
                                                  --------            ---------              --------
                 Total                            $209,193             $128,125              $ 81,068
                                                  ========             ========              ========

        The Company has a credit facility of $185,000 pursuant to a revolving credit agreement in which numerous lenders participate. The revolving credit agreement has a remaining term through March 2004. The Company has extended the facility on a short-term basis through June 1, 2004 and will either seek to extend or replace the credit facility. As of December 31, 2003, the Company had $29,000 drawn from the credit facility. As of March 5, 2004, the outstanding balance was $30,000.

        Advances, which are prepayable at any time, bear interest at an annual rate of either (i) the one, two, three or six-month LIBOR, as defined, plus a spread which ranges from 0.6% to 1.45% depending on leverage or corporate credit rating or (ii) the greater of the bank's Prime Rate and the Federal Funds Effective Rate, plus .50%, plus a spread of up to .125% depending upon the Company's leverage. At December 31, 2003 and 2002, the average interest rate on advances on the line of credit was 2.34% and 2.59%, respectively. In addition, the Company pays a fee (a) ranging between 0.15% and 0.20% per annum of the unused portion of the credit facility, depending on the Company's leverage, if no minimum credit rating for the Company is in effect or (b) equal to .15% of the total commitment amount, if the Company has obtained a certain minimum credit rating.

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

13. Dividends Payable:

        The Company declared a quarterly dividend of $.435 per share on December 10, 2003 payable on January 15, 2004 to shareholders of record as of December 31, 2003.

14. Lease Revenues:

        The Company's operations include the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                                                               2003          2002           2001
                                                                               ----          ----           ----
        Per Statements of Income:
             Rental income                                                     $45,422       $46,092        $43,725
             Interest income from direct financing leases                       20,730        22,411         25,764
        Adjustment:
             Share of leasing revenues applicable to minority interests         (1,316)         (766)          (536)
             Share of leasing revenues from equity investments                   8,786         7,434          6,820
                                                                               -------       -------        -------
                                                                               $73,622       $75,171        $75,773
                                                                               =======       =======        =======

        For the years ended December 31, 2003, 2002 and 2001, the Company earned its net leasing revenues (i.e., rental income and interest income from direct financing leases) from over 90 lessees. A summary of net leasing revenues including all current lease obligors with more than $1,000 in annual revenues is as follows:

                                                                          Years Ended December 31,
                                                                          ------------------------
                                                     2003          %           2002           %          2001          %
                                                     ----          -           ----           -          ----          -
  Dr Pepper Bottling Company of Texas               $4,290         6%        $4,405          6%         $4,354        6%
  Detroit Diesel Corporation                         4,158         6          4,158          5           4,118        5
  Gibson Greetings, Inc., a wholly-owned
     subsidiary of American Greetings, Inc.          3,593         5          4,149          5           4,107        5
  Bouygues Telecom, S.A. (a)                         3,193         4          2,952          4           1,181        2
  Federal Express Corporation (b)                    2,903         4          2,876          4           2,836        4
  America West Holdings Corp.                        2,738         4          2,539          3           2,539        3
  Orbital Sciences Corporation                       2,655         4          2,655          3           2,655        4
  Quebecor Printing Inc.                             2,632         4          2,563          3           2,559        3
  AutoZone, Inc.                                     2,393         3          2,411          3           2,400        3
  CheckFree Holdings, Inc. (c)                       2,128         3          2,108          3           2,088        3
  Sybron International Corporation                   2,083         3          2,164          3           2,164        3
  Livho, Inc. (d)                                    1,800         2          2,520          3           2,568        3
  Unisource Worldwide, Inc.                          1,710         2          1,732          2           1,734        2
  CSS Industries, Inc.                               1,647         2          1,656          2           1,609        2
  Information Resources, Inc. (c)                    1,644         2          1,644          2           1,644        2
  BE Aerospace, Inc.                                 1,620         2            433          1               -        0
  Sybron Dental Specialties Inc.                     1,613         2          1,613          2           1,613        2
  Faurecia Exhaust Systems, Inc. (formerly
     AP Parts Manufacturing Company)                 1,597         2          1,657          2           1,617        2
  Sprint Spectrum L.P.                               1,425         2          1,425          2           1,380        2
  Eagle Hardware & Garden, Inc., a
     wholly-owned subsidiary of Lowe's
     Companies Inc.                                  1,338         2          1,313          2           1,186        2
  AT&T Corporation                                   1,259         2          1,259          2             886        1
  Brodart Co.                                        1,235         2          1,519          2           1,519        2
  United States Postal Service                       1,233         2          1,233          2           1,165        2

                              W. P. CAREY & CO. LLC

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
          (All amounts in thousands except share and per share amounts)


  BellSouth Telecommunications, Inc.                 1,224         2          1,224          2           1,224        2
  Lockheed Martin Corporation                        1,172         2          1,331          2           1,617        2
  Hologic, Inc.                                      1,136         1            382          1               -        0
  Cendant Operations, Inc.                           1,075         1          1,075          1           1,075        1
  Anthony's Manufacturing Company, Inc.              1,019         1          1,019          1             988        1
  Other (e)                                         17,109        23         19,156         27          22,947       31
                                                    ------       ---        -------        ---         -------      ---
                                                   $73,622       100%       $75,171        100%        $75,773      100%
                                                   =======       ===        =======        ===         =======      ===

(a)  Net of proportionate share applicable to its minority interest owners.

(b) Includes the Company's 40% proportionate share of lease revenues from its equity ownership in one of the properties.

(c) Represents the Company's proportionate share of lease revenue from its equity investment.

(d) Effective January 1, 2004, the hotel operations of Livho will be consolidated in the Company's financial statements.

(e) Includes proportionate share of lease revenues from the Company's equity investments and net of proportionate share applicable to its minority interest owners.

15.  Disclosures About Fair Value of Financial Instruments:

        The Company estimates that the fair value of mortgage notes payable and other notes payable was $210,000 and $238,000 at December 31, 2003 and 2002, respectively. The carrying value of the combined debt was $209,193 and $235,049 at December 31, 2003 and 2002, respectively. The fair value of fixed rate debt instruments was evaluated using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. The fair value of the note payable from the line of credit approximates the carrying value as it is a variable rate obligation with an interest rate that resets to market rates.

16.  Stock Options, Restricted Stock and Warrants:

        In January 1998, the predecessor of Carey Management (see Note 2) was granted warrants to purchase 2,284,800 shares exercisable at $21 per share and 725,930 shares exercisable at $23 per share as compensation for investment banking services in connection with structuring the consolidation of the CPA(R) Partnerships. The warrants are exercisable until January 2009.

        The Company maintains stock option incentive plans pursuant to which share options may be issued. The 1997 Share Incentive Plan (the "Incentive Plan"), as amended, authorizes the issuance of up to 2,600,000 shares. The Company Non-Employee Directors' Plan (the "Directors' Plan") authorizes the issuance of up to 300,000 shares. Both plans were approved by a vote of the shareholders.

        The Incentive Plan provides for the grant of (i) share options which may or may not qualify as incentive stock options, (ii) performance shares,
        (iii) dividend equivalent rights and (iv) restricted shares. Share options have been granted as follows: 122,000 in 2003 at exercise prices ranging from $25.01 to $31.79 per share, 877,337 in 2002 at exercise prices ranging from $22.73 to $24.01 per share and 465,000 in 2001 at exercise prices ranging from $16.875 to $21.86 per share. The options granted under the Incentive Plan have a 10-year term and vest over periods ranging from three to ten years from the date of grant. The vesting of grants is accelerated upon a change in control of the Company and under certain other conditions.

        The Directors' Plan provides for similar terms as the Incentive Plan. Options granted under the Directors' Plan have a 10-year term and vest over three years from the date of grant. No share options were granted in 2003, 2002 and 2001.

                              W. P. CAREY & CO. LLC

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
          (All amounts in thousands except share and per share amounts)

        Share option and warrant activity for the Company's Incentive Plan and Directors' Plan is as follows:

                                                                            Year Ended December 31,
                                                                            -----------------------
                                                        2003                           2002                           2001
                                                        ----                           ----                           ----
                                                          Weighted                      Weighted                        Weighted
                                                           Average                       Average                        Average
                                           Shares      Exercise Price     Shares     Exercise Price      Shares      Exercise Price
                                           ------      --------------     ------     --------------      ------      --------------
Outstanding at beginning of year         4,979,862          $20.26       4,320,815        $19.88       4,114,254          $19.57
   Granted                                 122,000          $26.24         877,337        $23.03         465,000          $18.66
   Exercised                              (251,113)         $14.29        (192,617)       $12.69        (229,105)         $12.21
   Forfeited                               (37,847)         $19.14         (25,673)       $19.17         (29,334)         $16.62
                                        ----------                       ---------                    ----------

Outstanding at end of year               4,812,902          $21.20       4,979,862        $20.26       4,320,815          $19.88
                                        ==========                       =========                     =========

Options exercisable at end of year       4,108,073          $20.95       3,611,115        $20.31       3,403,724          $20.88
                                        ==========                       =========                     =========

        Stock options outstanding for the Company's Incentive Plan and Directors' Plan as of December 31, 2003 are as follows:

                                                Options Outstanding                              Options Exercisable
                                                -------------------                              -------------------
                                                     Weighted Average       Weighted                               Weighted
             Range of        Options Outstanding         Remaining          Average       Options Exercisable       Average
         Exercise Prices     at December 31, 2003    Contractual Life    Exercise Price   at December 31, 2003  Exercise Price
         ---------------     --------------------    ----------------    --------------   --------------------  --------------
       $7.69                         39,946                 6.50             $ 7.69              39,946               $ 7.69
       $16.25 to $31.79           4,772,956                 6.03             $21.31           4,068,127               $21.08
                                  ---------                                                   ---------
                                  4,812,902                 6.03             $21.20           4,108,073               $20.95
                                  =========                                                   =========

        At December 31, 2002 and 2001, the range of exercise prices and weighted-average remaining contractual life of outstanding share options and warrants was $7.69 to $24.01 and 6.9 years, and $7.69 to $23.00 and
        8.32 years, respectively.

        The per share weighted average fair value of share options and warrants granted during 2003 under the Company's Incentive Plan were estimated to range from $1.51 to $2.28 using a Black-Scholes option pricing formula based on the date of grant. The more significant assumptions underlying the determination of the weighted average fair values included risk-free interest rates ranging from 2.6% to 3.69%, volatility factors ranging from 21.35% to 21.89%, dividend yields ranging from 8.26% to 8.51% and expected lives ranging from 4.56 to 7.5 years.

        The per share weighted average fair value of share options and warrants granted during 2002 under the Company's Incentive Plan were estimated to be $1.26 using a Black-Scholes option pricing formula. The more significant assumptions underlying the determination of the weighted average fair value include a risk-free interest rate of 1.73%, a volatility factor of 21.83%, a dividend yield of 8.59% and an expected life of 2.99 years.

        The per share weighted average fair value of share options and warrants granted during 2001 under the Company's Incentive Plan were estimated to be $1.70 using a Black-Scholes option pricing formula. The more significant assumptions underlying the determination of the weighted average fair value include a risk-free interest rate of 4.87%, a volatility factor of 22.51%, a dividend yield of 8.04% and an expected life of 3.21 years.

        On June 30, 2003, WPCI granted an incentive award to certain officers of WPCI consisting of 1,500,000 restricted shares, representing an approximate 13% interest in WPCI, and 1,500,000 options for WPCI common stock with a combined fair value of $2,485 at that date. Both the options and restricted stock are vesting ratably over five years. The options are exercisable at $1 per share for a period of ten years. The awards are subject to redemption in 2012 if certain conditions are met and, therefore, the fair value of the awards has been recorded as minority interest and included in other liabilities in the accompanying consolidated financial statements. Any

                              W. P. CAREY & CO. LLC

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
          (All amounts in thousands except share and per share amounts)

        redemption will be subject to an independent valuation of WPCI. The awards were also initially recorded in unearned compensation as a component of shareholders' equity. The awards are being accounted for as a variable plan and any subsequent changes in the fair value of the minority interest subsequent to the grant date will be included in the determination of net income based on the vesting period. The combined estimated fair value of the options and restricted stock as of December 31, 2003 is $1,615. The unearned compensation is being amortized over the vesting periods and $577 has been amortized into compensation expense for the period ended December 31, 2003.

        The per share fair value of the 1,500,000 share options granted by WPCI during 2003 was estimated to be $.303 using a Black-Scholes option pricing formula. The more significant assumptions underlying the determination of the average fair value included a risk-free interest rate of 4.55% and an expected life of 12 years.

        The Company has elected to adopt the disclosure only provisions of SFAS No. 123. If stock-based compensation cost had been recognized based upon fair value at the date of grant for options and restricted stock awarded under the Company's various share incentive plans and amortized to expense over their respective vesting periods in accordance with the provisions of SFAS No. 123, pro forma net income would have been as follows:

                                                                               Year Ended December 31,
                                                                               -----------------------
                                                                      2003               2002               2001
                                                                      ----               ----               ----
       Net income as reported                                      $62,878             $46,588               $35,761
       Add: Stock based compensation included in net
          Income, as reported, net of related tax effects            2,282               1,709                 1,349
       Less: Stock based compensation determined under
          Fair value based  methods  for all  awards,  net of
          related tax effects                                       (3,144)             (2,887)               (2,391)
                                                                   -------            --------              --------
       Pro forma net income                                        $62,016             $45,410               $34,719
                                                                   =======             =======               =======
       Net income per common share as reported:
       Basic                                                          $1.72               $1.31                $1.04
       Diluted                                                        $1.65               $1.28                $1.02
       Pro forma net income per common share:
       Basic                                                          $1.70               $1.28                $1.01
       Diluted                                                        $1.63               $1.25                $ .99

17. Segment Reporting:

       The Company has determined that it operates in two business segments, management services and real estate operations with domestic and international investments. The two segments are summarized as follows:

       Year Ended:                                   Management        Real Estate           Other(1)        Total Company
                                                     ----------        -----------           -----           -------------
       Revenues:
            2003                                        $88,060            $74,021            $1,298             $163,379
            2002                                         84,255             71,400               289              155,944
            2001                                         46,911             76,472                --              123,383

       Operating, interest, depreciation and amortization expenses (excluding income taxes):

            2003                                        $48,925            $36,872                --              $85,797
            2002                                         46,975             57,406                --              104,381
            2001                                         39,298             48,279                --               87,577

       Income (loss) from equity investments:
            2003                                           $859             $3,149                --               $4,008
            2002                                            452               (895)               --                 (443)
            2001                                            434              2,393                --                2,827

       Net operating income (2) (3):
            2003                                        $39,994            $40,298            $1,298              $81,590
            2002                                         37,732             13,099               289               51,120
            2001                                          8,047             30,586                --               38,633

                              W. P. CAREY & CO. LLC

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
          (All amounts in thousands except share and per share amounts)

       Total assets as of:
            December 31, 2003                          $200,674           $688,847           $16,984            $906,505
            December 31, 2002                           167,415            721,919             4,190             893,524

       Total long-lived assets as of:
            December 31, 2003                           $75,433           $629,767           $16,147             $721,347
            December 31, 2002                            70,089            663,721             4,056              737,866

      (1) Primarily consists of the Company's other business operations.

      (2) Management net operating income includes charges for amortization of intangibles of $6,718 and $7,280 in 2003 and 2002, respectively and amortization of intangibles and goodwill of $11,903 in 2001.

      (3) Net operating income excludes gains and losses on sales, foreign currency transactions, provision for income taxes, minority interest and discontinued operations.


          The Company acquired its first international real estate investment in 1998. For 2003, geographic information for the real estate operations segment is as follows:

                                                                        Domestic        International    Total Real Estate
                                                                        --------        -------------    -----------------
             Revenues                                                     $66,797             $7,224             $74,021
             Operating, interest, depreciation and amortization
                expenses (excluding income taxes)                          30,867              6,005              36,872
             Income from equity investments                                 3,142                  7               3,149
             Net operating income(1)                                       39,072              1,226              40,298
             Total assets                                                 619,366             69,481             688,847
             Total long-lived assets                                      568,407             61,360             629,767

        For 2002, geographic information for the real estate operations segment is as follows:

                                                                        Domestic        International    Total Real Estate
                                                                        --------        -------------    -----------------
             Revenues                                                     $65,375             $6,025             $71,400
             Operating, interest, depreciation and amortization
                expenses (excluding income taxes)                          52,677              4,729              57,406
             Income from equity investments                                  (895)                --                (895)
             Net operating income(1)                                       11,803              1,296              13,099
             Total assets                                                 666,281             55,638             721,919
             Total long-lived assets                                      610,923             52,798             663,721

        For 2001, geographic information for the real estate operations segment is as follows:

                                                                        Domestic        International    Total Real Estate
                                                                        --------        -------------    -----------------
             Revenues                                                    $ 72,711            $ 3,761            $ 76,472
             Operating, interest, depreciation and
                amortization expenses (excluding income taxes)             44,854              3,425              48,279
             Income from equity investments                                 2,393                  -               2,393
             Net operating income(1)                                       30,250                336              30,586
             Total assets                                                 733,406             49,578             782,984
             Total long-lived assets                                      675,919             45,976             721,895

     (1) Net operating income excludes gains and losses on sales, foreign currency transactions, provision for income taxes, minority interest and discontinued operations.

                              W. P. CAREY & CO. LLC

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
          (All amounts in thousands except share and per share amounts)

18. Income Taxes:

      The components of the Company's provision for income taxes for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                                              2003               2002               2001
                                                              ----               ----               ----
         Federal:
             Current                                          $ 5,694             $2,436            $  (191)
             Deferred                                           5,749              8,756              4,783
                                                             --------            -------             ------
                                                               11,443             11,192              4,592
                                                              -------            -------             ------
         State and local:
             Current                                            3,944              2,492              1,980
             Deferred                                           3,729              4,399              1,787
                                                             --------           --------             ------
                                                                7,673              6,891              3,767
                                                             --------           --------             ------
                Total provision                               $19,116            $18,083             $8,359
                                                              =======            =======             ======

      Deferred income taxes as of December 31, 2003 and 2002 consist of the following:

                                                               2003               2002
                                                               ----               ----
         Deferred tax assets:
             Unearned compensation                            $    863             $   834
             Other long-term liabilities                         2,321                 245
                                                              --------             -------
                                                                 3,184               1,079
                                                              --------             -------
         Deferred tax liabilities:
             Receivables from affiliates                        19,067              13,533
             Investments                                        12,894               7,309
             Other                                                 755                  --
                                                            ----------             -------
                                                                32,716              20,842
                                                              --------            --------
                Net deferred tax liability                     $29,532             $19,763
                                                               =======             =======

      The difference between the tax provision and the tax expense recorded at the statutory rate at December 31, 2003, 2002 and 2001 is as follows:

                                                                        2003             2002               2001
                                                                        ----             ----               ----
         Pre-tax income from taxable subsidiaries                      $41,820         $35,296           $  3,236

         Federal provision at statutory tax rate (34%)                  14,219          12,001              1,100
         State and local taxes, net of federal benefit                   3,935           3,617              1,137
         Amortization of intangible assets                               1,625           1,886              3,458
         Other                                                          (2,225)           (517)               794
                                                                     ---------        --------           --------
         Tax provision - taxable subsidiaries                           17,569          16,987              6,489
         Other state and local taxes                                     1,547           1,096              1,870
                                                                     ---------        --------           --------
         Total tax provision                                           $19,116         $18,083           $  8,359
                                                                     =========        ========           ========

19. Employee Benefit Plans and Incentive Compensation:

        During 2003, the Company adopted a non-qualified deferred compensation plan under which a portion of any participating officer's cash compensation in excess of designated amounts will be deferred and the officer will be awarded a Partnership Equity Plan Unit (" PEP Unit"). The value of each PEP Unit is intended to correspond to the value of a share of the CPA(R) REIT designated at the time of such award. Redemption will occur at the earlier of a liquidity event of the underlying CPA(R) REIT or twelve years from the date of award. The award is fully vested upon grant, and the Company may terminate the plan at any time. The value of each PEP Unit will

                              W. P. CAREY & CO. LLC

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
          (All amounts in thousands except share and per share amounts)

        be adjusted to reflect the underlying appraised value of the CPA(R) REIT. Additionally, each PEP Unit will be entitled to a distribution equal to the distribution rate of the CPA(R) REIT. All issuances of PEP Units, changes in the fair value of PEP Units and distributions paid are included in compensation expense of the Company. Compensation expense under this plan for the year ended December 31, 2003 was $2,028.

        The Company sponsors a qualified profit-sharing plan and trust covering substantially all of its full-time employees who have attained age twenty-one, worked a minimum of 1,000 hours and completed one year of service. The Company is under no obligation to contribute to the plan and the amount of any contribution is determined by and at the discretion of the Board of Directors. The Board of Directors can authorize contributions to a maximum of 15% of an eligible participant's compensation, limited to $30 annually per participant. For the years ended December 31, 2003, 2002 and 2001, amounts expensed by the Company for contributions to the trust were $1,926, $1,677 and $1,388, respectively. Annual contributions represent an amount equivalent to 15% of each eligible participant's compensation for that period.

20. Commitments and Contingencies:

        As of December 31, 2003, the Company was not involved in any material litigation.

        Following a broker-dealer examination of Carey Financial Corporation ("Carey Financial"), the Company's wholly-owned broker-dealer subsidiary, by the staff of the Securities and Exchange Commission, Carey Financial received a letter from the staff of the Securities and Exchange Commission, on or about March 4, 2004, alleging certain infractions by Carey Financial of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended and the rules and regulations thereunder and of the National Association of Securities Dealers, Inc. ("NASD"). The letter was delivered for the purpose of requiring Carey Financial to take corrective action and without regard to any other action the Commission may take with respect to the broker-dealer examination. It is not known at this time if the Commission intends to bring any action against Carey Financial. The infractions alleged are described below.

        The staff alleges that in connection with two public offerings of shares of CPA(R):15, Carey Financial and its retail distributors sold certain securities without an effective registration statement. Specifically, the staff alleges that CPA(R):15 and Carey Financial oversold the amount of securities registered in the first offering (the "Phase I Offering") completed in the fourth quarter of 2002 and sold securities with respect to the second offering (the "Phase II" Offering) before a registration statement with respect to such offering became effective in the first quarter of 2003. It appears to be the staff's position that, notwithstanding the fact pending effectiveness of the registration statement investor funds were delivered into escrow and not to CPA(R):15 or Carey Financial, such delivery constituted sales of the securities in violation of Section 5 of the Securities Act of 1933. In the event the Commission brings an action with respect to these allegations, CPA(R):15 might be required to offer the affected investors the opportunity to receive a return of their investment. It cannot be determined at this time if investor funds were returned whether Carey Financial would be required to return net commissions paid by CPA(R):15 on purchases ultimately rescinded or if so required, the amount of net commissions which would be due, as the amount would be contingent on the number of purchases actually rescinded. Further, as part of an action the Commission could seek disgorgement of any such commissions, irrespective of the outcome of any rescission offer. As such, the Company cannot predict the potential effect such a rescission offer or any action may ultimately have on the operations of Carey Financial or, the Company. There can be no assurance such effect, if any, would not be material.

        The staff also alleges that the prospectus delivered with respect to the Phase I Offering contained material misstatements and omissions because that prospectus did not disclose that the proceeds of the Phase I Offering would be used to advance commissions and expenses payable with respect to the Phase II Offering. The staff claims that the failure to disclose this use of funds constitutes a misstatement of a material fact in violation of Section 17(a) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934. Carey Financial has reimbursed CPA(R):15 for the interest cost of advancing the commissions that were later recovered from the Phase II Offering proceeds. It cannot be determined at this time what remedy, if any, would be pursued by the Commission if any action were to be brought by the Commission with respect to these allegations. As such, the Company cannot predict the potential effect such an action may ultimately have on the operations of Carey Financial or the Company. There can be no assurance such effect, if any, would not be material.

        The staff also alleges that the CPA(R):15 offering documents contained material misstatements and omissions because they did not include a discussion of the manner in which dividends would be paid to the initial investors in the Phase II offering. The staff letter asserts that the payment of dividends to the Phase II shareholders resulted in significantly higher annualized rates of return than was being earned by the Phase I shareholders, and that the Company failed to disclose to the Phase I shareholders the various rates of return. The staff claims that the failure to make this disclosure constitutes a misstatement of a material fact in violation of Section 17 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. It cannot be determined at this time what remedy, if any, would be pursued by the Commission if any action were to be brought by the Commission with respect to these allegations. There can be no assurance that if the Commission brought an action against Carey Financial that the remedy imposed would not be material.

        In addition to the allegations with respect to the CPA(R):15 offerings, the staff alleges that Carey Financial violated Section 15(b)(7) of the Securities Exchange Act of 1934 and Rule 15b-7 promulgated thereunder and NASD rule 1031(a) and NASD Conduct Rule 3060. In addition to all of the above, the staff has alleged that each of these actions constituted a violation of NASD Conduct Rules 3010(a) and (b). The Company is in the process of ascertaining the specific factual details forming the basis for these allegations. The Company is unable to predict at this time the potential outcome of any formal action against Carey Financial or the potential effect such an action may have on the operations of Carey Financial or the Company.

21. Selected Quarterly Financial Data (unaudited):

                                                                           Three Months Ended
                                                                           ------------------
                                             March 31, 2003     June 30, 2003     September 30, 2003      December 31, 2003
                                             --------------     -------------     ------------------      -----------------
  Revenues                                         $45,859            $35,966             $44,098                 $37,456
  Expenses                                          23,453             20,379              22,142                  19,823
  Income from continuing operations (1)             16,302             13,842              14,515                  17,553
  Income from continuing operations per
     share -
     Basic                                             .45                .38                 .38                     .48
     Diluted                                           .44                .37                 .36                     .46
  Net income                                        17,273             12,974              14,047                  18,584
  Net income per share -
     Basic                                             .48                .35                 .38                     .51
     Diluted                                           .46                .34                 .37                     .49
  Dividends declared per share                       .4320              .4330               .4340                   .4350

    Certain prior quarter amounts have been reflected as discontinued operations in accordance with Statement of Financial Accounting Standard No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets".

    (1) Includes impairment charges on real estate and investments of $1,208 for the three-month period ended December 31, 2003, respectively.

                                                                          Three Months Ended
                                                                          ------------------
                                            March 31, 2002     June 30, 2002     September 30, 2002      December 31, 2002
                                            --------------     -------------     ------------------      -----------------
  Revenues                                        $31,688           $36,418              $36,277                  $51,561
  Expenses                                         17,633            19,384               21,151                   46,213
  Income (loss) from continuing
     operations (1)                                12,471            24,468               11,524                   (2,561)

                              W. P. CAREY & CO. LLC

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
          (All amounts in thousands except share and per share amounts)

  Income (loss) from continuing
     operations per share -
     Basic                                            .35               .69                  .32                     (.07)
     Diluted                                          .35               .68                  .32                     (.07)
  Net income  (loss)                               13,729            23,593               12,985                   (3,719)
  Net income (loss) per share -
     Basic                                            .39               .66                  .36                     (.10)
     Diluted                                          .38               .65                  .36                     (.10)
  Dividends declared per share                      .4280             .4290                .4300                    .4310

    Certain prior quarter amounts have been reflected as discontinued operations in accordance with Statement of Financial Accounting Standard No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets".

    (1) Includes impairment charges on real estate and investments of $20,286 for the three-month period ended December 31, 2002.

MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Listed Shares are listed on the New York Stock Exchange. Trading commenced on January 21, 1998.

As of December 31, 2003 there were 27,587 shareholders of record.

         Dividend Policy

         Quarterly cash dividends are usually declared in December, March, June and September and paid in January, April, July and October. Quarterly cash dividends declared per share in 2003, 2002 and 2001 are as follows:

         Quarter                  2003         2002          2001
         -------                  ----         ----          ----
            1                   $ .4320      $ .4280      $ .4225
            2                     .4330        .4290        .4250
            3                     .4340        .4300        .4260
            4                     .4350        .4310        .4270
                                -------      -------      -------
         Total:                 $1.7340      $1.7180      $1.7005
                                =======      =======      =======

         Listed Shares

         The high, low and closing prices on the New York Stock Exchange for a Listed Share for each fiscal quarter of 2001, 2002, and 2003 were as follows (in dollars):

         2001                     High             Low             Close
         ----                     ----             ---             -----
         First Quarter            $20.60          $18.26           $19.35
         Second Quarter            21.80           18.50            18.50
         Third Quarter             22.05           19.25            21.35
         Fourth Quarter            23.80           20.00            23.20

         2002                     High             Low             Close
         ----                     ----             ---             -----
         First Quarter            $24.40          $22.78           $23.24
         Second Quarter            24.15           22.30            22.50
         Third Quarter             25.90           21.28            24.80
         Fourth Quarter            25.40           22.95            24.75

         2003                     High             Low             Close
         ----                     ----             ---             -----
         First Quarter            $25.35          $24.15           $25.00
         Second Quarter            30.50           24.81            29.94
         Third Quarter             33.70           27.13            31.75
         Fourth Quarter            33.14           29.10            30.52


REPORT ON FORM 10-K

The Advisor will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K ("10-K") for the year ended December 31, 2003 as filed with the Securities and Exchange Commission ("SEC"). The 10-K may also be obtained through the SEC's EDGAR database at www.sec.gov.