Form 10-Q
period 2004-03-31
CAREY W P & CO LLC
filed 2004-05-10
CIK 1025378

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            -------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

                            -------------------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

      W. P. Carey & Co. LLC has 37,395,887 Listed Shares, no par value outstanding at May 6, 2004.

                              W. P. CAREY & CO. LLC

                                      INDEX


                                                                                                     Page No.
                                                                                                     --------
PART I

 Item 1. - Financial Information*

               Condensed Consolidated Balance Sheets as of March 31, 2004
               and December 31, 2003                                                                      2

               Condensed Consolidated Statements of Income for the
               three months ended March 31, 2004 and 2003                                               3-4

               Condensed Consolidated Statements of Comprehensive Income
               for the three months ended March 31, 2004 and 2003                                         4

               Condensed Consolidated Statements of Cash Flows for the
               three months ended March 31, 2004 and 2003                                               5-6

               Notes to Condensed Consolidated Financial Statements                                    7-15


Item 2. - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                    16-20

Item 3. - Quantitative and Qualitative Disclosures About Market Risk                                     21

Item 4. - Controls and Procedures                                                                        21


 PART II - Other Information

Item 1. - Legal Proceedings                                                                              22

Item 4. - Submission of Matters to a Vote of Security Holders                                            22

Item 6. - Exhibits and Reports on Form 8-K                                                               22

Signatures                                                                                               23


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

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                                 March 31, 2004  December 31, 2003
                                                                                 --------------  -----------------
                                                                                   (Unaudited)       (Note)
                                                                                   -----------       ------
         ASSETS:

Real estate leased to others:

   Real estate leased to others under the operating method, net of accumulated depreciation of $47,369 and $45,021 at March 31,
      2004 and December 31, 2003                                                    $ 397,831       $ 400,717
   Net investment in direct financing leases                                          182,101         182,452
                                                                                    ---------       ---------
      Real estate leased to others                                                    579,932         583,169
Operating real estate, net of accumulated depreciation of $6,109 and
    $5,805 at March 31, 2004 and December 31, 2003                                     17,213          16,147
Real estate under construction and redevelopment                                        3,580           4,679
Equity investments                                                                     88,937          82,800
Assets held for sale                                                                   12,663          13,609
Cash and cash equivalents                                                              15,721          24,359
Due from affiliates                                                                    45,662          50,917
Goodwill                                                                               63,607          63,607
Intangible assets, net of accumulated amortization of $26,950 and
    $25,262 at March 31, 2004 and December 31, 2003                                    36,840          38,528
Other assets                                                                           26,061          28,690
                                                                                    ---------       ---------
           Total assets                                                             $ 890,216       $ 906,505
                                                                                    =========       =========

         LIABILITIES, MINORITY INTEREST AND
            MEMBERS' EQUITY:

Liabilities:
Mortgage notes payable                                                              $ 176,640       $ 180,193
Notes payable                                                                          30,757          29,000
Accrued interest                                                                        1,268           1,163
Dividends payable                                                                      16,255          15,987
Accounts payable and accrued expenses                                                  10,320          16,249
Prepaid rental income and security deposit                                              5,310           4,267
Due to affiliates                                                                       2,276          20,444
Accrued income taxes                                                                    3,318           1,810
Deferred income taxes, net                                                             28,880          29,532
Other liabilities                                                                      10,441          11,221
                                                                                    ---------       ---------
           Total liabilities                                                          285,465         309,866
                                                                                    ---------       ---------

Minority interest                                                                       1,368           1,852
                                                                                    ---------       ---------

Commitments and contingencies

Members' equity:
Listed shares, no par value; 37,367,503 and 36,745,027 shares issued
    and outstanding at March 31, 2004 and December 31, 2003                           726,182         709,724
Dividends in excess of accumulated earnings                                          (117,727)       (112,570)
Unearned compensation                                                                  (6,650)         (4,863)
Accumulated other comprehensive income                                                  1,578           2,496
                                                                                    ---------       ---------
           Total members' equity                                                      603,383         594,787
                                                                                    ---------       ---------
           Total liabilities, minority interest and members' equity                 $ 890,216       $ 906,505
                                                                                    =========       =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date.

                              W. P. CAREY & CO. LLC

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               (in thousands, except per share and share amounts)


                                                                                   Three Months Ended
                                                                                       March 31,
                                                                                 -----------------------
                                                                                   2004           2003
                                                                                 --------       --------
Revenues:
  Management income from affiliates                                              $ 17,252       $ 25,793
  Rental income                                                                    11,117         11,530
  Interest income from direct financing leases                                      5,258          5,124
  Other operating income                                                            1,841          2,714
  Revenue from other business operations                                            1,933            171
                                                                                 --------       --------
                                                                                   37,401         45,332
                                                                                 --------       --------

Operating expenses:
  Depreciation                                                                      2,772          2,643
  Amortization                                                                      1,693          2,155
  General and administrative                                                       10,739         12,060
  Impairment charges and loan losses                                                2,250            272
  Property expenses                                                                 2,318          2,400
  Operating expenses from other business operations                                 1,635             --
                                                                                 --------       --------
                                                                                   21,407         19,530
                                                                                 --------       --------

   Income from continuing operations before other interest income, minority
     interest, equity income, gain, interest expense and income taxes              15,994         25,802



Other interest income                                                                 680            560
Minority interest in income                                                           (68)           (33)
Income from equity investments                                                      1,336            918
Gain on foreign currency transactions                                                 449             --
Interest expense                                                                   (3,598)        (3,923)
                                                                                 --------       --------

   Income from continuing operations before income taxes                           14,793         23,324

Provision for income taxes                                                          3,405          6,989
                                                                                 --------       --------

   Income from continuing operations                                               11,388         16,335
                                                                                 --------       --------

Discontinued operations:
   (Loss) income from operations of discontinued properties                          (296)           774
   Gain on sale of real estate                                                         --            164
                                                                                 --------       --------

   (Loss) income from discontinued operations                                        (296)           938
                                                                                 --------       --------

   Net income                                                                    $ 11,092       $ 17,273
                                                                                 ========       ========


                                 -- Continued --

                              W. P. CAREY & CO. LLC

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               (in thousands, except per share and share amounts)
                                   (continued)


                                                             Three Months Ended
                                                                   March 31,
                                                     -----------------------------------
                                                         2004                 2003
                                                     --------------       --------------
Basic earnings per share:
   Earnings from continuing operations               $          .31       $          .45
   (Loss) earnings from discontinued operations                (.01)                 .03
                                                     --------------       --------------
      Net income                                     $          .30       $          .48
                                                     ==============       ==============

Diluted earnings per share:
   Earnings from continuing operations               $          .29       $          .44
   (Loss) earnings from discontinued operations                (.01)                 .02
                                                     --------------       --------------
      Net income                                     $          .28       $          .46
                                                     ==============       ==============

Weighted average shares outstanding:

       Basic                                             37,314,792           36,389,289
                                                     ==============       ==============
       Diluted                                           38,757,405           37,211,485
                                                     ==============       ==============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                      CONDENSED CONSOLIDATED STATEMENTS OF
                        COMPREHENSIVE INCOME (UNAUDITED)
                                 (in thousands)


                                                    Three Months Ended
                                                         March 31,
                                                 -----------------------
                                                   2004           2003
                                                 --------       --------
Net income:                                      $ 11,092       $ 17,273
                                                 --------       --------

Other comprehensive income:
    Change in unrealized gain on marketable
      securities                                      358           (663)
    Foreign currency translation adjustment        (1,276)           493
                                                 --------       --------
                                                     (918)          (170)
                                                 --------       --------

      Comprehensive income                       $ 10,174       $ 17,103
                                                 ========       ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                              W. P. CAREY & CO. LLC

           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)
                                 (in thousands)


                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                  -----------------------
                                                                                    2004           2003
                                                                                  --------       --------
Cash flows from operating activities:

   Net income                                                                     $ 11,092       $ 17,273
   Adjustments to reconcile net income to net cash
       provided by continuing operating activities:
       Loss (income) from discontinued operations, including gain on sale              296           (938)
       Depreciation and amortization                                                 4,704          5,012
       Unrealized gain on foreign currency transactions                               (113)          --
       Minority interest in income                                                      68             33
       Straight-line rent adjustments and amortization of deferred income               85            (91)
       Equity income in excess of distributions                                       (218)           (12)
       Management income received in shares of affiliates                           (5,346)        (4,334)
       Costs paid by issuance of shares                                                 38             52
       Amortization of unearned compensation                                           997            712
       Impairment charges and loan losses                                            2,250            272
       Tax benefit - share incentive plans                                           1,618          1,636
       Deferred income tax provision                                                  (652)         2,651
       Increase in structuring fees receivable                                      (1,301)        (5,449)
       Deferred acquisition fees received                                            5,978          1,495
       Net change in other operating assets and liabilities                         (3,654)        (3,876)
                                                                                  --------       --------
       Net cash provided by continuing operations                                   15,842         14,436
       Net cash (used in) provided by discontinued operations                         (205)           952
                                                                                  --------       --------
           Net cash provided by operating activities                                15,637         15,388
                                                                                  --------       --------

Cash flows from investing activities
   Distributions received from equity investments in excess of equity income           782            784
   Proceeds from sale of property and investments                                     --            8,602
   Purchases of equity investments                                                  (4,290)          --
   Additional capital expenditures                                                    (808)          (463)
   Payment of deferred acquisition fees                                               (524)          (524)
                                                                                  --------       --------
           Net cash (used in) provided by investing activities                      (4,840)         8,399
                                                                                  --------       --------

Cash flows from financing activities:

   Proceeds from note payable                                                       26,000         21,000
   Payments of mortgage principal                                                   (2,315)        (1,965)
   Prepayments of note payable                                                     (24,243)       (34,000)
   Payment of financing costs                                                          (12)          --
   Distributions to minority interests                                                (884)          --
   Dividends paid                                                                  (15,980)       (15,489)
   Proceeds from issuance of shares                                                    758          1,780
   Retirement of shares                                                             (2,543)          --
                                                                                  --------       --------
           Net cash used in financing activities                                   (19,219)       (28,674)
                                                                                  --------       --------

Effect of exchange rate changes on cash                                               (216)           153
                                                                                  --------       --------

           Net decrease in cash and cash equivalents                                (8,638)        (4,734)
Cash and cash equivalents, beginning of period                                      24,359         21,304
                                                                                  --------       --------

           Cash and cash equivalents, end of period                               $ 15,721       $ 16,570
                                                                                  ========       ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                              W. P. CAREY & CO. LLC

                      (in thousands, except share amounts)

Noncash operating, investing and financing activities:

      A. In connection with the acquisition of Carey Management LLC ("Carey Management") in June 2000, the Company had an obligation to issue up to an additional 2,000,000 shares over four years to the former shareholders of Carey Management and certain of its directors and officers, if specified performance criteria were achieved, of which 1,900,000 shares were issued. For the year ended December 31, 2002, the Company met one criterion and 400,000 shares ($8,910) were issued during the three-month period ended March 31, 2003. For the year ended December 31, 2003, the Company met the FFO Target and the cumulative Stock Performance Target, and as a result 500,000 shares ($13,734) were issued in March 2004. Accounts payable to affiliates as of December 31, 2003 included $13,734 for the shares that were issued in March 2004 and were reflected as members' equity upon issuance of the shares. The value attributed to the shares issued was recorded as goodwill.

      B. As partial consideration for the sale of a property in 2003, the Company received notes receivable with a fair value of $2,250.

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              W. P. CAREY & CO. LLC

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands, except share and per share amounts)

Note 1: Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of W. P. Carey & Co. LLC (the "Company") and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All significant inter-entity balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

As of December 31, 2003, the Company owned 20,000 shares of Corporate Property Associates 16 - Global Incorporated ("CPA(R):16-Global"), all of the shares then issued and outstanding. Since December 31, 2003, CPA(R):16-Global has issued approximately 14,475,000 shares and the Company's ownership interest has decreased to less than 1% of outstanding shares. In connection with the issuance of common stock by CPA(R):16 - Global, pursuant to its offering, the Company no longer controls but retains significant influence in CPA(R):16 - Global. The Company has concluded that CPA(R):16 - Global is not a variable interest entity and, therefore, is now accounting for its interest in CPA(R):16 - Global under the equity method of accounting (see also Note 4).

Certain prior period amounts have been reclassified to conform to current period financial statement presentation.

Note 2. Earnings Per Share:

Basic and diluted earnings per common share for the Company for the three-month periods ended March 31, 2004 and 2003 were calculated as follows:


                                                         Three Months Ended March 31,
                                                     -----------------------------------
                                                          2004                 2003
                                                     --------------       --------------
Income from continuing operations                    $       11,388       $       16,335
(Loss) earnings from discontinued operations                   (296)                 938
                                                     --------------       --------------
         Net income                                  $       11,092       $       17,273
                                                     ==============       ==============

Weighted average shares - basic                          37,314,792           36,389,289
Effect of dilutive securities: Stock options              1,442,613              822,196
                                                     --------------       --------------
Weighted average shares - diluted                        38,757,405           37,211,485
                                                     ==============       ==============

Basic earnings per share:
   Earnings from continuing operations               $          .31       $          .45
   (Loss) earnings from discontinued operations                (.01)                 .03
                                                     --------------       --------------
         Net income                                  $          .30       $          .48
                                                     ==============       ==============

Diluted earnings per share:
   Earnings from continuing operations               $          .29       $          .44
   (Loss) earnings from discontinued operations                (.01)                 .02
                                                     --------------       --------------
         Net income                                  $          .28       $          .46
                                                     ==============       ==============

Note 3.  Transactions with Related Parties:

The Company earns fees as the Advisor to the CPA(R) REITs: Carey Institutional Properties Incorporated ("CIP(R)"), Corporate Property Associates 12 Incorporated ("CPA(R):12"), Corporate Property Associates 14 Incorporated ("CPA(R):14"), Corporate Property Associates 15 Incorporated ("CPA(R):15") and CPA(R):16 - Global (collectively, the "CPA(R) REITs"). Under the Advisory Agreements with the CPA(R) REITs, the Company performs various services, including but not limited to the day-to-day management of the CPA(R) REITs and transaction-related services. The Company earns an asset management fee of -1/2 of 1% per annum of Average Invested Assets, as defined in the Advisory Agreements, for each CPA(R) REIT and, based upon specific performance criteria for each REIT, may be entitled to receive performance fees, calculated on the same basis as the asset management fee, and is reimbursed for

                              W. P. CAREY & CO. LLC

           (Amounts in thousands, except share and per share amounts)


certain costs, primarily the cost of personnel. For the three-month periods ended March 31, 2004 and 2003, total asset-based fees and reimbursements earned were $14,292 and $12,330, respectively.

In connection with structuring and negotiating acquisitions and related mortgage financing for the CPA(R) REITs, the Advisory Agreements provide for transaction fees based on the cost of the properties acquired. A portion of the fees applicable to CPA(R):12, CPA(R):14, CPA(R):15 and CPA(R):16 - Global are deferred and payable in equal annual installments over periods ranging from three to eight years, subject to each CPA(R) REIT meeting its "preferred return." Unpaid installments bear interest at annual rates ranging from 5% to 7%. For the three-month periods ended March 31, 2004 and 2003, the Company earned transaction fees of $2,960 and $13,463, respectively.

Prior to the termination of the Management Agreement, Carey Management performed certain services for the Company and earned transaction fees in connection with the purchase and disposition of properties. The Company is obligated to pay deferred acquisition fees in equal annual installments over a period of no less than eight years. As of March 31, 2004, deferred acquisition fees payable were $1,709, and bear interest at an annual rate of 6%. Annual installments of $524 were paid in January 2004 and 2003.

Note 4.  Equity Investments:

The Company owns interests in the CPA(R) REITs. The Company's interests in the CPA(R) REITs are accounted for under the equity method due to the Company's ability to exercise significant influence as the Advisor to the CPA(R) REITs. The CPA(R) REITs are publicly registered and file financial statements with the United States Securities and Exchange Commission. In connection with earning performance fees, the Company has elected to receive restricted shares of common stock in the CPA(R) REITs rather than cash in consideration for such fees. As of March 31, 2004, the Company's ownership in the CPA(R) REITs is as follows:

                                Shares      % of outstanding Shares
                                ------      -----------------------
CIP(R)                         941,481              3.21%
CPA(R):12                    1,007,358              3.21%
CPA(R):14                    1,900,366              2.80%
CPA(R):15                      509,797              0.48%
CPA(R):16 - Global              20,000              0.23%

The Company also owns noncontrolling interests in (i) three limited partnerships as a limited partner, (ii) three limited liability companies and (iii) a jointly-controlled 36% tenancy-in-common interest in two properties subject to a master lease with the remaining interests owned by affiliates and all of which net lease real estate on a single-tenant basis.

Combined financial information of the affiliated equity investees is summarized as follows:

                                                            March 31, 2004          December 31, 2003
                                                            --------------          -----------------
Assets (primarily real estate)                                  $4,136,737               $4,062,295
Liabilities (primarily mortgage notes payable)                   1,976,515                1,976,216
Partners' capital and shareholders' equity                       2,160,222                2,086,079


                                                     Three Months Ended
                                                          March 31,
                                                   -----------------------
                                                     2004           2003
                                                   --------       --------
Revenues (primarily rental revenue)                $ 88,179       $ 77,047
Expenses (primarily depreciation and property
   expenses)                                        (38,169)       (30,629)
Other interest income                                 2,094          1,478
Minority interest in income                          (3,641)        (2,371)
Income from equity investments                       11,583         10,683
Gain on sales                                         1,621          1,176
Interest expense                                    (31,269)       (27,058)
                                                   --------       --------
    Income from continuing operations                30,398         30,326
Income from discontinued operations                     139            236
                                                   --------       --------
    Net income                                     $ 30,537       $ 30,562
                                                   ========       ========

                              W. P. CAREY & CO. LLC

           (Amounts in thousands, except share and per share amounts)


Note 5. Intangible Assets:

Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangibles," addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets are not amortized and must be tested for impairment at least annually. Intangible assets acquired and liabilities assumed in business combinations are only amortized if such assets and liabilities are capable of being separated or divided and sold, transferred, licensed, rented or exchanged or arise from contractual or legal rights (including leases), and are amortized over their useful lives.

Goodwill and intangible assets are summarized as follows:

                                                 March 31, 2004           December 31, 2003
                                                 --------------           -----------------
Amortized intangible assets

   Management contracts                              $ 59,815                    $ 59,815
   Less: accumulated amortization                      26,950                      25,262
                                                     --------                    --------
                                                       32,865                      34,553
Unamortized goodwill and indefinite-lived
  intangible assets:

   Trade name                                           3,975                       3,975
   Goodwill                                            63,607                      63,607
                                                     --------                    --------
                                                     $100,447                    $102,135
                                                     --------                    --------

Amortization of intangibles was $1,688 and $1,671 for the three-month periods ended March 31, 2004 and 2003, respectively.

Scheduled amortization of intangibles for each of the next five years is as follows: $5,063 in 2004, $6,660 in 2005, $4,584 in 2006, $4,508 in 2007 and
$2,773 in 2008.

Note 6.  Lease Revenues:

The Company's real estate operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues for the three-month periods ended March 31, 2004 and 2003 are as follows:

                                                                       2004           2003
                                                                     --------       --------
Per Statements of Income:
     Rental income                                                   $ 11,117       $ 11,530
     Interest income from direct financing leases                       5,258          5,124
Adjustment:
     Share of leasing revenues applicable to minority interests          (393)          (303)
     Share of leasing revenues from equity investments                  3,012          2,126
                                                                     --------       --------
                                                                     $ 18,994       $ 18,477
                                                                     ========       ========

For the three months ended March 31, 2004 and 2003, the Company earned its net leasing revenues (i.e., rental income and interest income from direct financing leases) from more than 90 lessees. A summary of net leasing revenues is as follows:

                                                                    2004           %            2003           %
                                                                   -------       -------       -------       -------
Dr Pepper Bottling Company of Texas                                $ 1,078             6%        1,067             6%
Detroit Diesel Corporation                                           1,039             5         1,039             6
Gibson Greetings, Inc., a wholly-owned subsidiary of American
    Greetings, Inc.                                                    896             5           899             5
Bouygues Telecom, S.A. (b)                                             896             5           753             4
Carrefour France, SA (a)                                               857             5            --            --
Federal Express Corporation (a)                                        731             4           723             4
America West Holdings Corp.                                            709             4           635             3
Orbital Sciences Corporation                                           664             3           664             4
Quebecor Printing, Inc.                                                663             3           643             3
Sybron International Corporation                                       572             3           522             3
AutoZone, Inc.                                                         554             3           558             3
Checkfree Holdings Corporation Inc. (a)                                545             3           532             3
Sybron Dental Specialties Inc.                                         443             2           403             2

                              W. P. CAREY & CO. LLC

           (Amounts in thousands, except share and per share amounts)


                                                                    2004           %            2003           %
                                                                   -------       -------       -------       -------
Unisource Worldwide, Inc.                                              427             2           428             2
Information Resources, Inc. (a)                                        411             2           411             2
CSS Industries, Inc.                                                   410             2           413             2
BE Aerospace, Inc.                                                     395             2           435             2
Faurecia Exhaust Systems, Inc.                                         393             2           414             2
Sprint Spectrum, L.P.                                                  356             2           356             2
Eagle Hardware & Garden, Inc., a wholly-owned subsidiary of
    Lowe's Companies Inc.                                              336             2           328             2
Brodart, Co.                                                           323             2           288             2
AT&T Corporation                                                       315             2           315             2
United States Postal Service                                           308             2           308             2
BellSouth Telecommunications, Inc.                                     306             2           306             2
Hologic, Inc. (a)                                                      284             2           284             2
Lockheed Martin Corporation                                            269             1           328             2
Cendant Operations, Inc.                                               268             1           268             1
Swat-Fame, Inc.                                                        263             1           223             1
Anthony's Manufacturing Company, Inc.                                  255             1           255             1
Other (c)                                                            4,028            21         4,679            25
                                                                   -------       -------       -------       -------
                                                                   $18,994           100%      $18,477           100%
                                                                   =======       =======       =======       =======

(a) Represents the Company's proportionate share of lease revenue from its equity investment.

(b)   Net of proportionate share applicable to its minority interest owners.

(c) Includes proportionate share of lease revenues from the Company's equity investments and net of proportionate share applicable to minority interest owners.



Note 7.  Impairment Charges and Loan Losses:

In February 2003, the Company sold its property in Winona, Minnesota to the lessee for $8,550, consisting of cash of $6,300 and notes receivable with an estimated fair value of $2,250. During the three-month period ended March 31, 2004, installment payments due under the notes were not paid. Based on the Company's assessment of the recoverability of the note, it has written off the entire $2,250 as a loan loss.

Note 8.  Stock Options and Restricted Stock:

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


                                                                     Three Months Ended
                                                                          March 31,
                                                                 ---------------------------
                                                                    2004             2003
                                                                 ----------       ----------
Net income as reported                                           $   11,092       $   17,273
Add: Stock based compensation included in net income as
   reported, net of related tax effects                                 616              397
Less: Stock based compensation determined under fair value
   based methods for all awards, net of related tax effects            (814)            (778)
                                                                 ----------       ----------
Pro forma net income                                             $   10,894       $   16,892
                                                                 ==========       ==========
Net income per common share as reported
Basic                                                            $      .30       $      .48
Diluted                                                          $      .28       $      .46
Pro forma net income per common share
Basic                                                            $      .29       $      .46
Diluted                                                          $      .28       $      .45

                              W. P. CAREY & CO. LLC

           (Amounts in thousands, except share and per share amounts)


For the three-month periods ended March 31, 2004 and 2003, the changes in unearned compensation were as follows:

                                                                    2004          2003
                                                                  -------       -------
Beginning of period                                               $ 4,863       $ 5,671
Awards                                                              2,788            46
Forfeitures                                                            (4)          (36)
Compensation expense (amortization of unearned compensation)         (997)         (712)
                                                                  -------       -------
End of period                                                     $ 6,650       $ 4,969
                                                                  =======       =======

For the three-month periods ended March 31, 2004 and 2003, restricted shares of $108 and $40, respectively, were issued to directors in consideration of services rendered.

Note 9.  Discontinued Operations:

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations for properties sold or held for sale and the related gain or loss on sale of the property are reflected in the consolidated statements of operations as "Discontinued Operations."

The operations of seven properties which are classified as held for sale as of March 31, 2004 and the operations of fifteen properties which were sold since January 1, 2003 are included as "Discontinued Operations" for all periods presented in the accompanying condensed consolidated financial statements. A summary of discontinued operations is as follows:

                                                          Three Months Ended
                                                              March 31,
                                                        ---------------------
                                                          2004          2003
                                                        -------       -------
REVENUES:

   Rental income                                        $    66       $   527
   Interest income from direct financing leases              24           339
   Revenues of other business operations                     --           699
   Other income                                              --            19
   Settlement income                                         --           290
                                                        -------       -------
                                                             90         1,874
                                                        -------       -------
EXPENSES:

   Depreciation                                              --           178
   Property expenses                                        386           434
   General and administrative                                --             1
   Operating expenses of other business operations           --           563
   Taxes                                                     --            35
                                                        -------       -------
                                                            386         1,211
                                                        -------       -------
      (Loss) income before other interest income
      and gain on sales                                    (296)          663
   Other interest income                                     --           111
   Gain on sales of real estate                              --           164
                                                        -------       -------
      (Loss) income from discontinued operations        $  (296)      $   938
                                                        =======       =======

Depreciation expense is not recorded on properties held for sale. The effect of suspending depreciation was $64 and $74 for the three-month periods ended March 31, 2004 and 2003, respectively.

                              W. P. CAREY & CO. LLC

           (Amounts in thousands, except share and per share amounts)



Note 10.  Segment Reporting:

The Company operates in two business segments - management services and real estate operations. The two segments are summarized as follows:

Three Months Ended March 31,              Management    Real Estate     Other(1)   Total Company
----------------------------              ----------    -----------      -----     -------------
  Revenues:
       2004                                $ 17,252      $ 18,216      $  1,933      $ 37,401
       2003                                  25,793        19,368           171        45,332

Operating, interest, depreciation and
  amortization expenses:

       2004                                $ 11,758      $ 11,612      $  1,635      $ 25,005
       2003                                  13,163        10,290            --        23,453

  Income from equity investments:

       2004                                $    353      $    983      $     --      $  1,336
       2003                                      94           824            --           918

  Net operating income(2)(3):
       2004                                $  5,847      $  8,267      $    298      $ 14,412
       2003                                  12,724        10,462           171        23,357

As of
  Long-lived assets:

       March 31, 2004                      $ 78,520      $626,793      $ 17,213      $722,526
       December 31, 2003                     75,433       629,767        16,147       721,347

  Total assets:
       March 31, 2004                      $210,262      $660,792      $ 19,162      $890,216
       December 31, 2003                    200,674       688,847        16,984       906,505


(1)   Primarily consists of the Company's other business operations.

(2) Management net operating income includes charges for amortization of intangibles of $1,688 and $1,671 for the three-month periods ended March 31, 2004 and 2003, respectively.

(3) Net operating income includes other interest income and excludes gains and losses on sales and foreign currency transactions, provision for income taxes, minority interest and discontinued operations.

Note 11.  Commitments and Contingencies:

As of March 31, 2004, the Company was not involved in any material litigation.

Following a broker-dealer examination of Carey Financial Corporation ("Carey Financial"), the Company's wholly-owned broker-dealer subsidiary, by the staff of the Securities and Exchange Commission, Carey Financial received a letter from the staff of the Securities and Exchange Commission, on or about March 4, 2004, alleging certain infractions by Carey Financial of Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended and the rules and regulations thereunder and of the National Association of Securities Dealers, Inc. ("NASD"). The letter was delivered for the purpose of requiring Carey Financial to take corrective action and without regard to any other action the Commission may take with respect to the broker-dealer examination. It is not known at this time if the Commission intends to bring any action against Carey Financial. The infractions alleged are described below.

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

                              W. P. CAREY & CO. LLC

           (Amounts in thousands, except share and per share amounts)


Commission brings an action with respect to these allegations, CPA(R):15 might be required to offer the affected investors the opportunity to receive a return of their investment. It cannot be determined at this time if investor funds were returned whether Carey Financial would be required to return net commissions paid by CPA(R):15 on purchases ultimately rescinded or if so required, the amount of net commissions which would be due, as that amount would be contingent on the number of purchases actually rescinded. Further, as part of an action the Commission could seek disgorgement of any such commissions, irrespective of the outcome of any rescission offer. As such, the Company cannot predict the potential effect such a rescission offer or any action may ultimately have on the operations of Carey Financial or, the Company. There can be no assurance such effect, if any, would not be material.

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

The staff also alleges that the CPA(R):15 offering documents contained material misstatements and omissions because they did not include a discussion of the manner in which dividends would be paid to the initial investors in the Phase II Offering. The staff letter asserts that the payment of dividends to the Phase II shareholders resulted in significantly higher annualized rates of return to the initial Phase II shareholders than was being earned by the Phase I shareholders, and that the Company failed to disclose to the Phase I shareholders the various rates of return. The staff claims that the failure to make this disclosure constitutes a misstatement of a material fact in violation of Section 17 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. It cannot be determined at this time what remedy, if any, would be pursued by the Commission if any action were to be brought by the Commission with respect to these allegations. There can be no assurance that if the Commission brought an action against Carey Financial that the remedy would not be material.

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

Note 12.  Accounting Pronouncements:

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

                              W. P. CAREY & CO. LLC

           (Amounts in thousands, except share and per share amounts)


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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). In December 2003, the FASB issued a revised FIN 46 which modifies and clarifies various aspects of the original Interpretation. FIN 46 applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interest. In addition FIN 46 requires additional disclosures.

The Company has adopted FIN 46 and concluded that Livho is a VIE, with the Company as its primary beneficiary, because the Company has provided it with significant financial support over the past several years in order to support Livho's operations and preserve the value of the property. As a VIE, Livho is consolidated in the accompanying condensed consolidated financial statements as of March 31, 2004. Livho operates a hotel as a Holiday Inn at the Company's property in Livonia, Michigan; its operations were transferred to a separate company in 1998 as a strategy to protect the Company's tax status as a publicly-traded partnership. The real estate assets have historically been reflected in the Company's consolidated financial statements.

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

On May 30, 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity." SFAS No. 150 establishes standards to classify as liabilities certain financial instruments that are mandatorily redeemable or include an obligation to repurchase and expands disclosures required for such financial statements. Such financial instruments will be measured at fair value with changes in fair value included in the determination of net income. The FASB issued FSP 150-3, which defers the provisions of paragraphs 9 and 10 of SFAS No. 150 indefinitely as they apply to mandatorily redeemable noncontrolling interests associated with finite-lived entities entered into before November 5, 2003. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has interests in five joint ventures that are consolidated and have minority interests that have finite lives and were considered mandatorily redeemable noncontrolling interests prior to the issuance of the deferral. Accordingly, in accordance with the deferral noted above, these minority interests have not been reflected as liabilities. The carrying value of these minority interests approximates their estimated fair value as of March 31, 2004.

                              W. P. CAREY & CO. LLC

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Amounts in thousands, except share amounts)

Overview

The following discussion and analysis of financial condition and results of operations of W. P. Carey & Co. LLC ("WPC") should be read in conjunction with the condensed consolidated financial statements and notes thereto as of March 31, 2004 of W. P. Carey & Co. LLC and its subsidiaries ("WPC") included in this quarterly report and WPC's Annual Report on Form 10-K for the year ended December 31, 2003. The following discussion includes forward looking statements. Forward looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of WPC. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate", "believe", "expect", "estimate", "intend", "could", "should", "would", "may", or similar expressions. Do not unduly rely on forward looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of WPC to be materially different from the results of operations or plan expressed or implied by such forward looking statements. The risk factors are fully described in Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2003. Accordingly, such information should not be regarded as representations by WPC that the results or conditions described in such statements or objectives and plans of WPC will be achieved. Additionally, a description of WPC's critical accounting estimates is included in the management's discussion and analysis in the Annual Report on Form 10-K for the year ended December 31, 2003. There has been no significant change in such critical accounting estimates.

WPC was formed in 1998 through the acquisition of nine affiliated real estate limited partnerships that had been managed by an affiliate of WPC as general partner and, at that time, became listed on the New York Stock Exchange. In June 2000, WPC acquired the net lease real estate management operations of its former manager, Carey Management, LLC. As a result of the June 2000 acquisition, WPC is currently the Advisor to five publicly-owned real estate investment trusts:
Carey Institutional Properties Incorporated ("CIP(R)"), Corporate Property Associates 12 Incorporated ("CPA(R):12"), Corporate Property Associates 14 Incorporated ("CPA(R):14"), Corporate Property Associates 15 Incorporated ("CPA(R):15") and Corporate Property Associates 16-Global Incorporated ("CPA(R):16-Global") (collectively, the "CPA(R) REITs"). CPA(R):16-Global was formed in 2003. WPC has two primary business operations: real estate operations and management operations.

Revenues from the management operations are earned as Advisor to the CPA(R) REITs by providing services to the CPA(R) REITs in connection with structuring and negotiating acquisition and debt placement transactions and providing on-going management of the portfolio. The revenues and income of this business segment are subject to fluctuation because the volume and timing of transactions that are originated on behalf of the CPA(R) REITs is subject to various uncertainties including competition for net lease transactions, the requirement that each acquisition meet suitability standards and due diligence requirements and the ability to raise capital on behalf of the CPA(R) REITs. During the three-month period ended March 31, 2004, management revenues decreased by approximately 33% because of lower transaction volume and related fees, while asset-based fees increased by approximately 16%. Asset-based management and performance fees for the CPA(R) REITs are determined based on real estate assets under management. Since March 31, 2003 assets under management for CPA(R):14 and CPA(R):15 have grown by approximately 28%. CPA(R):16-Global has commenced a "best efforts offering" and Management expects CPA(R):16-Global to raise more than $500,000 in 2004. As of April 30, 2004 the CPA(R):16-Global offering has raised more than $144,000. The asset base; therefore, can be expected to continue to increase over the next several years as these available and to be raised funds are invested by the CPA(R) REITs. The CPA(R) REITs use limited recourse debt in their acquisition strategy and such leverage generally ranges between 50% and 60% of the acquisition cost for properties. There is no assurance that these funds will be invested quickly, as all acquisitions are subject to a due diligence process which includes approval of each purchase of real estate by the Investment Committee of the Board of Directors and the competition for net lease transactions by other investors has increased. Since March 31, 2004, WPC has structured a $312,000 transaction which is jointly owned by CPA(R):14, CPA(R):15 and CPA(R):16-Global. For the three-month period ended March 31, 2004, management services operations provided approximately 45% of total revenues.

                              W. P. CAREY & CO. LLC

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)


RESULTS OF OPERATIONS:

WPC reported net income of $11,092 and $17,273 for the three-month periods ended March 31, 2004 and 2003, respectively.

Income from continuing operations decreased to $11,388 from $16,335 for the comparable three-month periods ended March 31, 2004 and 2003. The decrease was due primarily to a loan loss of $2,250 on the writeoff of notes received in connection with the sale of a property in 2003, a decrease in management income and, to a lesser extent, a decrease in other income. This was partially offset by decreases in general and administrative expense, the provision for income taxes and, to a lesser extent, a decrease in amortization expense and an increase in income from equity investments.

Public business enterprises are required to report financial and descriptive information about their reportable operating segments. WPC's management evaluates the performance of its owned and managed real estate portfolio as a whole, but allocates its resources between two operating segments: real estate operations with domestic and international investments, and management services. The results of operations of each segment is as follows:

Real Estate

Net operating income from real estate operations (income before gains and losses, income taxes, minority interest and discontinued operations) decreased to $8,267 from $10,462, for the comparable three-month periods ended March 31, 2004 and 2003, respectively. In addition to the loan loss of $2,250, the decrease for the comparable three-month periods was due to a decrease in other operating income and lease revenues. These were partially offset by decreases in interest expense and an increase in gains on foreign currency transactions.

Other operating income which decreased by $873 for the comparable periods generally consists of lease termination payments and other non-rent related revenues from real estate operations including, but not limited to, settlements of claims against former lessees. WPC receives settlements in the ordinary course of business; however, the timing and amount of such settlements cannot always be estimated. WPC received a lease termination settlement of $2,250 in March 2003 from The GAP, Inc. During the three-month period ended March 31, 2004, WPC received approximately $1,500 in distributions in connection with a bankruptcy settlement with a former lessee. WPC received bonds in connection with a bankruptcy settlement which it had previously written off because interest payments had been suspended and collection was uncertain. Upon sale of the company, the acquirer paid off the bonds and all cumulative unpaid interest.

Lease revenues (rental income and interest income from direct financing leases) decreased by $279 for the comparable three-month periods, as a result of several lease terminations and expirations including the Gap lease in 2003. The Gap lease, which expired in January 2003, provided annual rents of $2,205. Management believes that the prospects for leasing the former Gap property, which is partially occupied, on a long-term basis are good; however, it may take several years to remarket the entire property. WPC no longer recognizes rental revenue from the Livho Inc. property, and recognizes the revenues and expenses of the hotel's operations as revenue from other business operations because it now consolidates Livho in its financial statements as a variable interest entity. Livho's annual rent was $1,800. Lease revenues benefited from rent increases, including an annual increase of $300 on the America West Holdings Corporation lease in August 2003. Additionally, three new leases at the Pantin, France property with aggregate annual rents of $500 went into effect in December 2003. As a result of adjustments to the estimated residual value of direct financing leases in 2003 and 2002, the rates of return on several leases were revised, and annual interest income from direct financing leases for financial reporting purposes in 2004 is decreasing by approximately $2,000. This change does not affect operating cash flow, as contractual rent from the underlying lessees is not affected by this change in accounting estimate.

The decrease in interest expense of $325 for the comparable three-month periods ended March 31, 2004 and 2003 was primarily attributable to a lower average outstanding balance on WPC's credit facility, and a decrease in mortgage balances. The average outstanding balance on the credit facility decreased by approximately $16,400 for the comparable three-month periods and the interest rate remained relatively stable. The decrease in mortgage interest for

                              W. P. CAREY & CO. LLC

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)


the comparable three-month periods was due primarily to paying off five mortgages during 2003. As a result of paying off the mortgages, the annual interest expense decreased by approximately $795.

For the three-month period ended March 31, 2004, WPC recognized $336 in foreign currency transaction gains in connection with the transfer of cash from foreign operating subsidiaries, which own properties in France, to the parent company. In addition, for the three-month period ended March 31, 2004, WPC recognized unrealized foreign currency transaction gains of $113.

Over the past several years, WPC has pursued a strategy of selling its smaller properties as well as properties that do not generate significant cash flow and require more intensive asset management services. As of March 31, 2004, WPC has classified six properties as held for sale. WPC's Cincinnati, Ohio property, formerly leased to Red Bank Distribution, Inc. is currently under contract for sale for $10,088. Annual lease revenues from these properties approximate $241.

Dr Pepper Bottling Company of Texas which contributes 6% of lease revenues, has decided not to exercise its purchase option. Annual contractual rents from Dr Pepper are $4,475.

Management

Net operating income from WPC's management operations for the three-month period ended March 31, 2004, was $5,847 as compared with $12,724 for the comparable three-month period ended March 31, 2003. The decrease for the comparable periods is directly attributable to a decrease in transaction fees. This was partially offset by an increase in asset-based fees and reimbursements and a decrease in general and administrative expense and, to a lesser extent, a decrease in amortization of intangibles and an increase in income from equity investments.

Total revenues earned by the management operations for the three-month periods ended March 31, 2004 and 2003 were $17,252 and $25,793, respectively. Transaction fees earned were $2,960 and $13,463 for the comparable periods ended March 31, 2004 and 2003. Asset-based fees and reimbursements were $14,292 and $12,330 for the comparable periods ended March 31, 2004 and 2003.

The increase in asset-based fees resulted from the substantial increase in the asset base of the CPA(R) REITs. Based on assets under management of the CPA(R) REITs as of March 31, 2004, annualized management and performance fees under the advisory agreements are approximately $42,800. As the real estate asset bases of CPA(R):14, CPA(R):15 and CPA(R):16-Global continue to increase, management and performance fees are projected to continue to increase.

Transaction fees include fees from structuring acquisitions and financing on behalf of the CPA(R) REITs. WPC structured $65,000 and $272,000 of acquisitions for the three-month periods ended March 31, 2004 and 2003, respectively. Acquisition activity is subject to fluctuations. WPC is facing increased competition for the acquisition of commercial properties. This competition is from insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs. WPC also faces competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. Currently, WPC is evaluating a number of proposed transactions on behalf of the CPA(R) REITs.

The decrease in general and administrative costs for the comparable three-month periods March 31, 2004 and 2003 was due primarily to a decrease in personnel costs incurred in 2004. A portion of personnel costs is directly related to CPA(R) REIT capital raising and transactions activities. The decrease in personnel costs was directly attributable to lower transaction and capital raising activities. The portion of personnel costs necessary to administer the CPA(R) REITs is reimbursed to WPC by the CPA(R) REITs and is included in management income and for the three-month periods ended March 31, 2004 and 2003 was $2,189 and $2,072, respectively.

The decrease in amortization expense of $462, to $1,693 for the comparable three-month periods ended March 31, 2004 and 2003, was due to certain intangible assets becoming fully amortized during the second quarter of 2003.

                              W. P. CAREY & CO. LLC

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)


Equity income recognized from the investments in the CPA(R) REITs was $353 and $121 for the three-month periods ended March 31, 2004 and 2003. The increase in income is due primarily to an increase in WPC's ownership of shares in the CPA(R) REITs as a result of receiving restricted shares in consideration for performance fees. In general, the CPA(R) REITs, like other REITs, have the ability to distribute amounts in excess of their net income because of depreciation, a noncash expense. Based on current distribution rates WPC's projected annual dividends from the CPA(R) REITs are $3,500.

The provision for income taxes decreased by $3,584, to $3,405 for the comparable three-month periods ended March 31, 2004 and 2003. The decrease is due primarily to a decrease in net operating income from management services operations for the comparable periods. For the three-month period ended March 31, 2004, approximately 88% of management revenues were earned by a taxable, wholly-owned subsidiary, and income tax expense is most affected by its earnings.

FINANCIAL CONDITION:

There has been no material change in WPC's financial condition since December 31, 2003. Management believes that WPC will generate sufficient cash from operations and, if necessary, from the proceeds of limited recourse mortgage loans, unsecured indebtedness and the issuance of additional equity securities to meet its short-term and long-term liquidity needs. WPC assesses its ability to access capital on an ongoing basis.

Cash flows from operating activities and distributions received from equity investments for the three-month period ended March 31, 2004 of $16,419 were sufficient to fund dividends to shareholders of $15,980. In January 2004, WPC received its annual installment of deferred acquisition fees of $5,978 in connection with structuring transactions on behalf of CPA(R):12, CPA(R):14 and CPA(R):15. The next installment payable in January 2005 is expected to be approximately $8,950. The installments are subject to certain subordination provisions.

Investing activities included using $5,098 for purchases of equity investments and capital expenditures at existing properties. The expenditures included using $4,092 to complete the purchase of a 22.5% interest in the eight Carrefour, S.A. properties, which were acquired in November 2003, $284 for the renovation of the restaurant and bar at the Livonia hotel and $524 of capital expenditures at existing properties. In January 2004, WPC paid its annual installment of deferred acquisition fees of $524 to WPC's former management company relating to 1998 and 1999 property acquisitions. The remaining obligation as of March 31, 2004 is $1,709.

In addition to paying dividends to shareholders, WPC's financing activities included increasing its outstanding balance on its credit facility by $1,757, paying scheduled mortgage principal installments of $2,315 and distributing $884 to minority interests. WPC raised $758 from the issuance of shares primarily through WPC's dividend reinvestment and stock purchase plan. WPC issued its final installment of shares pursuant to its 2000 merger agreement (500,000 shares valued at $13,734 were issued during the three-month period ended March 31, 2004 based on meeting performance criteria as of December 31, 2003). WPC uses limited recourse mortgages as a substantial portion of its long-term financing because a lender of a limited recourse mortgage loan has recourse only to the properties collateralizing its loan and not to any of WPC's other assets. As of March 31, 2004, approximately 52% of WPC's properties are unencumbered by mortgage debt.

WPC has a revolving credit agreement that has financial covenants requiring WPC to maintain a minimum equity value and to meet or exceed certain operating and coverage ratios. The credit agreement matured in March 2004 and has been extended on a short-term basis through June 1, 2004. Under the extension agreement, the amount available on the line of credit was reduced by $20,000 to $165,000. WPC is in the process of replacing the credit facility. WPC believes that replacing the facility after the current term is likely as it is currently in discussions with several lenders. As of March 31, 2004, WPC has $134,243 of unused capacity under the credit facility. Because WPC has substantially paid down the balance on its credit facility, it will not be significantly affected by an increase in interest rates. Amounts drawn on the credit facility bear interest at a rate indexed to the London Inter-Bank Offered Rate. As of May 1, 2004, the annual interest rate on the outstanding balance of $43,189 is approximately 2.2750%. Based on the current outstanding balance, each increase of 1% in the base rate would increase WPC's annual interest obligations by $432 and would not have a material effect on the results of operations.

                              W. P. CAREY & CO. LLC

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)


WPC expects to meet its capital requirements to fund future property acquisitions, construction costs on build-to-suit transactions, any capital expenditures on existing properties and scheduled debt maturities on limited recourse mortgages through use of its cash reserves or unused amounts on its credit facility. WPC may issue additional shares in connection with purchases of real estate when it is consistent with the objectives of the seller. WPC is expected to incur capital expenditures of approximately $2,500 at various properties in 2004 and early 2005. The capital expenditures will primarily be for tenant and property improvements in order to enhance a property's cash flow or marketability for re-leasing or sale. This includes approximately $365 to complete the renovation of the restaurant and bar at the Livonia hotel and $850 for the expected environmental costs to prepare the Red Bank property for sale to a third party. WPC has received a grant, which will reimburse it for the environmental costs at Red Bank. Additionally, WPC has commenced a property improvement plan in connection with renewing the franchise license with Holiday Inn at the Livonia hotel. The plan costs could be as much as $3,500; however, WPC currently estimates it will not spend more than $1,000 over the next two years in order to comply with the plan. WPC is evaluating redevelopment plans for the Broomfield property but has not determined the cost of such redevelopment.

In the case of limited recourse mortgage financing that does not fully amortize over its term or is currently due, WPC is responsible for the balloon payment only to the extent of its interest in the encumbered property because the holder has recourse only to the collateral. In the event that balloon payments come due, WPC may seek to refinance the loans, restructure the debt with the existing lenders or evaluate its ability to satisfy the obligation from its existing resources including its revolving line of credit. To the extent the remaining initial lease term on any property remains in place for a number of years beyond the balloon payment date, WPC believes that the ability to refinance balloon payment obligations is enhanced. WPC also evaluates all its outstanding loans for opportunities to refinance debt at lower interest rates that may occur as a result of decreasing interest rates or improvements in the credit rating of tenants. There are $14,881 in scheduled balloon payments on limited recourse mortgage notes due in 2004 and $13,888 due in 2006. WPC believes it has sufficient resources to pay off the loans in the event they are not refinanced. In addition, 72% of WPC's outstanding mortgage debt has fixed rates of interest so that debt service obligations will not be significantly affected by any increases in interest rates.

OFF-BALANCE SHEET AND AGGREGATE CONTRACTUAL AGREEMENTS

WPC has provided a guarantee of $2,000 related to a development project in Los Angeles, California

A summary of WPC's obligations, commitments and guarantees under contractual arrangements are as follows:

(in thousands)                           Total          2004          2005          2006          2007          2008      Thereafter
                                        --------      --------      --------      --------      --------      --------    ----------
Obligations:
    Mortgage notes payable              $176,640      $ 21,196      $  7,995      $ 22,334      $ 15,025      $  9,607      $100,483
    Unsecured note payable                30,757        30,757
    Deferred acquisition fees              1,709            --           524           524           524           132             5
Commitments and Guarantees:
    Development project                    2,000         2,000            --            --            --            --            --
    Share of minimum rents payable
      under office cost-sharing
      agreement                              890           194           348           348            --            --            --
                                        --------      --------      --------      --------      --------      --------      --------
                                        $211,996      $ 54,147      $  8,867      $ 23,206      $ 15,549      $  9,739      $100,488
                                        ========      ========      ========      ========      ========      ========      ========

As of March 31, 2004, WPC was not involved in any material litigation. Following a broker-deal examination of Carey Financial Corporation ("Carey Financial"), WPC's wholly-owned broker-dealer subsidiary, by the staff of the United States Securities and Exchange Commission (the "SEC"), Carey Financial received a letter from the staff of the SEC, on or about March 4, 2004, alleging certain infractions by Carey Financial of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and rules and regulations thereunder and of the National Association of Securities Dealers, Inc. The letter was delivered for the purpose of requiring Carey Financial to take corrective action and without regard to any other action the SEC may take with respect to the broker-dealer examination. It is not known at this time if the SEC intends to bring any enforcement action against

                              W. P. CAREY & CO. LLC

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)


Carey Financial. The infractions alleged are described in Item 3 of WPC's Annual Report on Form 10-K and Note 20 to the accompanying consolidated financial statements, filed with the SEC for fiscal year 2003. There has been no change in the status of this matter since the filing of the Annual Report.

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

$126,567 of WPC's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of March 31, 2004 ranged from 2.275% to 6.44%. The interest on the fixed rate debt as of March 31, 2004 ranged from 6.11% to 9.13%.

Advances from the line of credit bear interest at an annual rate of either (i) the one, two, three or six-month LIBOR, plus a spread which ranges from 0.6% to 1.45% depending on leverage or corporate credit rating or (ii) the greater of the bank's Prime Rate and the Federal Funds Effective Rate, plus .50%, plus a spread of up to .125% depending on WPC's leverage.

                           2004        2005      2006       2007       2008     Thereafter     Total    Fair Value
                           ----        ----      ----       ----       ----     ----------     -----    ----------
Fixed rate debt         $ 19,586    $  5,790   $ 19,864   $ 12,293   $  6,591    $ 62,443    $126,567    $128,190
Weighted average
    interest rate           8.11%       7.40%      7.13%      7.14%      7.47%      7.22%
Variable rate debt      $ 32,367    $  2,205   $  2,470   $  2,732   $  3,016    $ 38,040    $ 80,830    $ 80,830

Annual interest expense would increase or decrease on variable rate debt by approximately $808 for each 1% increase or decrease in interest rates.

WPC conducts business in France. Accordingly, WPC is subject to foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies and this may affect our future costs and cash flows; however, exchange rate movements to date have not had a significant effect on WPC's financial position or results of operations. For the three-month period ended March 31, 2004, WPC recognized $336 in foreign currency transaction gains in connection with the transfer of cash from foreign operating subsidiaries to the parent company. The cash received was subsequently converted into dollars. In addition, for the three-month period ended March 31, 2004, the Company recognized unrealized foreign currency gains of $113. The cumulative foreign currency translation adjustment reflects a loss of $598. To date, WPC has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 4. - CONTROLS AND PROCEDURES

The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of March 31, 2004.

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

                              W. P. CAREY & CO. LLC


                                     PART II

Item 1. - LEGAL PROCEEDINGS

As reported in the Company's Annual Report on Form 10-K for fiscal year 2003, Carey Financial Corporation ("Carey Financial"), the Company's wholly-owned broker-dealer subsidiary, received a letter from the Securities and Exchange Commission (the "Commission"), on or about March 4, 2004, alleging certain infractions by Carey Financial of Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder and of the National Association of Securities Dealers, Inc. The letter was delivered for the purpose of requiring Carey Financial to take corrective action and without regard to any other action the Commission may take with respect to the broker-dealer examination. There has been no change in the status of this matter since the filing of the Annual Report.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the quarter ended March 31, 2004, no matters were submitted to a vote of Security Holders.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      31.1  Certification of Co-Chief Executive Officers

      31.2  Certification of Chief Financial Officer

      32.1 Certification of Co-Chief Executive Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K:

      During the quarter ended March 31, 2004, the Company furnished a report on Form 8-K on March 2, 2004 under Item 7, "Financial Statements, Pro Forma Financial Information and Exhibits" and Item 9, "Regulation FD Disclosure."

                              W. P. CAREY & CO. LLC


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         W. P. CAREY & CO. LLC


  5/6/2004                           By:  /s/ John J. Park
------------                             ---------------------------------------
     Date                                       John J. Park
                                                Managing Director and
                                                Chief Financial Officer
                                                (Principal Financial Officer)

  5/6/2004                           By:  /s/ Claude Fernandez
------------                             ---------------------------------------
     Date                                       Claude Fernandez
                                                Managing Director and
                                                Chief Accounting Officer
                                                (Principal Accounting Officer)