Form 10-Q
period 2004-06-30
CAREY W P & CO LLC
filed 2004-08-09
CIK 1025378

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            -------------------------

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO               .
                                       --------------    --------------

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

     W. P. Carey & Co. LLC has 37,453,198 Listed Shares, no par value outstanding at August 6, 2004.

                              W. P. CAREY & CO. LLC

                                      INDEX

                                                                                Page No.
                                                                                --------
PART I

 Item 1. - Financial Information*

               Condensed Consolidated Balance Sheets as of June 30, 2004
               and December 31, 2003                                                 2

               Condensed Consolidated Statements of Income for the
               three and six months ended June 30, 2004 and 2003                   3-4

               Condensed Consolidated Statements of Comprehensive Income
               for the three and six months ended June 30, 2004 and 2003             4

               Condensed Consolidated Statements of Cash Flows for the
               six months ended June 30, 2004 and 2003                             5-6

               Notes to Condensed Consolidated Financial Statements               7-15

 Item 2. - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                              16-23

 Item 3. - Quantitative and Qualitative Disclosures About Market Risk               24

 Item 4. - Controls and Procedures                                                  24

PART II - Other Information

 Item 1. - Legal Proceedings                                                        26

 Item 4. - Submission of Matters to a Vote of Security Holders                      26

 Item 6. - Exhibits and Reports on Form 8-K                                         26

 Signatures                                                                         27

*The summarized condensed consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

                              W.P. CAREY & CO. LLC

                                     PART I
                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                                        June 30, 2004       December 31, 2003
                                                                                        -------------       -----------------
                                                                                         (Unaudited)              (Note)
                                                                                         -----------              ------
         ASSETS:

Real estate accounted for under the operating method, net of accumulated
   depreciation of $48,079 and $45,021 at June 30, 2004 and December 31, 2003             $389,633              $400,717
Net investment in direct financing leases                                                  181,234               182,452
Operating real estate, net of accumulated depreciation of $6,416 and $5,805 at
   June 30, 2004 and December 31, 2003                                                      17,207                16,147
Real estate under construction and redevelopment                                                 -                 4,679
Equity investments                                                                          93,678                82,800
Assets held for sale                                                                        16,621                13,609
Cash and cash equivalents                                                                   15,200                24,359
Marketable securities                                                                        5,475                 5,208
Due from affiliates                                                                         52,417                50,917
Goodwill                                                                                    63,607                63,607
Intangible assets, net of accumulated amortization of $28,638 and $25,262 at June
    30, 2004 and December 31, 2003                                                          35,152                38,528
Other assets, net                                                                           13,907                23,482
                                                                                          --------              --------
           Total assets                                                                   $884,131              $906,505
                                                                                          ========              ========

         LIABILITIES, MINORITY INTEREST AND MEMBERS' EQUITY:

Liabilities:

Mortgage notes payable                                                                    $174,030              $180,193
Credit facility                                                                             16,000                29,000
Accrued interest                                                                             1,211                 1,163
Dividends payable                                                                           16,393                15,987
Accounts payable and accrued expenses                                                       16,416                16,249
Prepaid rental income and security deposit                                                   4,126                 4,267
Due to affiliates                                                                            2,235                20,444
Accrued income taxes                                                                         5,212                 1,810
Deferred income taxes, net                                                                  32,985                29,532
Other liabilities                                                                            9,989                11,221
                                                                                          --------              --------
           Total liabilities                                                               278,597               309,866
                                                                                          --------              --------

Minority interest                                                                            1,133                 1,852
                                                                                          --------              --------

Commitments and contingencies

Members' equity:

Listed shares, no par value; 37,426,143 and 36,745,027 shares issued and
    outstanding at June 30, 2004 and December 31, 2003                                     727,654               709,724
Dividends in excess of accumulated earnings                                               (118,669)             (112,570)
Unearned compensation                                                                       (6,335)               (4,863)
Accumulated other comprehensive income                                                       1,751                 2,496
                                                                                          --------              --------
           Total members' equity                                                           604,401               594,787
                                                                                          --------              --------
           Total liabilities, minority interest and members' equity                       $884,131              $906,505
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

                              W. P. CAREY & CO. LLC

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
               (in thousands, except per share and share amounts)

                                                                Three Months Ended June 30,          Six Months Ended June 30,
                                                                ---------------------------          -------------------------
                                                                  2004               2003              2004             2003
                                                                  ----               ----              ----             ----
Revenues:
   Management income from affiliates                            $ 32,535           $ 17,179          $ 49,787         $ 42,971
   Rental income                                                  10,779             10,983            21,587           22,183
   Interest income from direct financing leases                    5,302              5,204            10,560           10,328
   Other operating income                                          2,638              1,243             4,479            3,957
   Revenue from other business operations                          2,179                428             4,112              600
                                                                --------           --------          --------         --------
                                                                  53,433             35,037            90,525           80,039
                                                                --------           --------          --------         --------

Operating expenses:
   Depreciation                                                    2,717              2,553             5,427            5,134
   Amortization                                                    1,692              1,756             3,385            3,911
   General and administrative                                     14,382             10,821            25,121           22,881
   Impairment charges and loan losses                                950                  -             3,200              272
   Property expenses                                               1,570                952             3,556            2,944
   Operating expenses from other business operations               1,680                  -             3,315                -
                                                                --------           --------          --------         --------
                                                                  22,991             16,082            44,004           35,142
                                                                --------           --------          --------         --------

        Income from continuing operations before other
           interest income, minority interest, equity income,
           gains and losses, interest expense and income taxes    30,442             18,955            46,521           44,897

   Other interest income                                             713                647             1,393            1,206
   Minority interest in income                                       (97)               (58)             (165)             (91)
   Income from equity investments                                  1,295              1,154             2,631            2,072
   (Loss) gain on foreign currency transactions                      (42)               497               407              497
   Interest expense                                               (3,370)            (3,857)           (6,968)          (7,732)
                                                                --------           --------          --------         --------

        Income from continuing operations before income
           taxes                                                  28,941             17,338            43,819           40,849

Provision for income taxes                                        (8,732)            (3,338)          (12,137)         (10,327)
                                                                --------           --------          --------         --------

   Income from continuing operations                              20,209             14,000            31,682           30,522
                                                                --------           --------          --------         --------

Discontinued operations:
   (Loss) income from operations of discontinued
     properties                                                      (29)               414              (410)           1,001
   (Loss) gain on sale of real estate                                  -                (10)                -              154
   Impairment charge on properties held for sale                  (4,700)            (1,430)           (4,700)          (1,430)
                                                                --------           --------          --------         --------

      Loss from discontinued operations                           (4,729)            (1,026)           (5,110)            (275)
                                                                --------           --------          --------         --------

        Net income                                              $ 15,480           $ 12,974          $ 26,572         $ 30,247
                                                                ========           ========          ========         ========

                                  --Continued--

                              W. P. CAREY & CO. LLC

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
               (in thousands, except per share and share amounts)
                                   (continued)

                                          Three Months Ended June 30,     Six Months Ended June 30,
                                          ---------------------------     -------------------------
                                             2004            2003           2004             2003
                                             ----            ----           ----             ----
Basic earnings per share:
   Earnings from continuing operations   $        .54    $        .38    $        .85    $        .84
   Loss from discontinued operations             (.13)           (.03)           (.14)           (.01)
                                         ------------    ------------    ------------    ------------
      Net income                         $        .41    $        .35    $        .71    $        .83
                                         ============    ============    ============    ============

Diluted earnings per share:
   Earnings from continuing operations   $        .52    $        .37    $        .82    $        .82
   Loss from discontinued operations             (.12)           (.03)           (.13)           (.01)
                                         ------------    ------------    ------------    ------------
      Net income                         $        .40    $        .34    $        .69    $        .81
                                         ============    ============    ============    ============

Weighted average shares outstanding:
       Basic                               37,404,485      36,519,037      37,359,638      36,440,831
                                         ============    ============    ============    ============
       Diluted                             38,595,391      37,758,129      38,676,398      37,471,475
                                         ============    ============    ============    ============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      CONDENSED CONSOLIDATED STATEMENTS OF
                        COMPREHENSIVE INCOME (Unaudited)
                                 (in thousands)

                                         Three Months Ended June 30,     Six Months Ended June 30,
                                         ---------------------------     -------------------------
                                          2004                2003         2004             2003
                                          ----                ----         ----             ----
Net income:                              $15,480             $12,974     $26,572           $30,247
                                         -------             -------     -------           -------

Other comprehensive income (loss):
    Change in unrealized (depreciation)
      appreciation on marketable
      securities                             (90)              1,503         267               840
    Foreign currency translation
       adjustment                            264                 210      (1,012)              705
                                         -------             -------     -------           -------
                                             174               1,713        (745)            1,545
                                         -------             -------     -------           -------

      Comprehensive income               $15,654             $14,687     $25,827           $31,792
                                         =======             =======     =======           =======

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              W. P. CAREY & CO. LLC
          CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (Unaudited)
                                 (in thousands)

                                                                                                  Six Months Ended June 30,
                                                                                                  -------------------------
                                                                                                   2004              2003
                                                                                                   ----              ----
Cash flows from operating activities:
   Net income                                                                                     $26,572           $30,247
   Adjustments to reconcile net income to net cash
       provided by continuing operating activities:
       Loss from discontinued operations                                                            5,110               275
       Depreciation and amortization of intangible assets and deferred financing costs              9,199             9,473
       Unrealized loss on foreign currency transactions                                               (68)                -
       Minority interest in income                                                                    165                91
       Straight-line rent adjustments and amortization of deferred income                             596               305
       Equity income in excess of distributions                                                      (328)              (28)
       Management income received in shares of affiliates                                         (10,941)           (8,932)
       Costs paid by issuance of shares                                                                81               106
       Amortization of unearned compensation                                                        2,154             1,480
       Impairment charges and loan losses                                                           3,200               272
       Tax benefit - share incentive plans                                                          1,589             2,385
       Deferred income tax provision                                                                3,452             3,328
       Increase in structuring fees receivable                                                     (6,970)           (7,149)
       Deferred acquisition fees received                                                           5,978             1,495
       Net change in other operating assets and liabilities                                         1,778            (4,187)
                                                                                                  -------           -------
       Net cash provided by continuing operations                                                  41,567            29,161
       Net cash (used in) provided by discontinued operations                                        (611)            1,073
                                                                                                  -------           -------
           Net cash provided by operating activities                                               40,956            30,234
                                                                                                  -------           -------

Cash flows from investing activities
   Distributions received from equity investments in excess of equity income                        1,695             1,513
   Capital distributions from equity investments                                                        -             6,582
   Purchases of equity investments                                                                 (4,290)                -
   Proceeds from sale of property and investments                                                       -             8,958
   Release of funds from escrow in connection with the sale of a property                           7,185                 -
   Cash acquired on acquisition of subsidiary                                                           -             1,300
   Additional capital expenditures                                                                 (1,332)             (925)
   Payment of deferred acquisition fees to affiliate                                                 (524)             (524)
                                                                                                  -------           -------
           Net cash provided by investing activities                                                2,734            16,904
                                                                                                  -------           -------

Cash flows from financing activities:
   Proceeds from credit facility                                                                   42,000            33,000
   Prepayments of credit facility                                                                 (55,000)          (55,615)
   Payments of mortgage principal                                                                  (4,642)           (4,324)
   Payment of financing costs                                                                      (1,185)                -
   Distributions to minority interests                                                             (1,101)                -
   Dividends paid                                                                                 (32,265)          (31,219)
   Proceeds from issuance of shares                                                                 2,238             4,455
   Retirement of shares                                                                            (2,543)           -
                                                                                                  -------           -------
           Net cash used in financing activities                                                  (52,498)          (53,703)
                                                                                                  -------           -------

Effect of exchange rate changes on cash                                                              (351)              145
                                                                                                  -------           -------

           Net decrease in cash and cash equivalents                                               (9,159)           (6,420)
Cash and cash equivalents, beginning of period                                                     24,359            21,304
                                                                                                  -------           -------

Cash and cash equivalents, end of period                                                          $15,200           $14,884
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

                              W. P. CAREY & CO. LLC

          CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED) -
                                   (Continued)
                      (in thousands, except share amounts)

Noncash operating, investing and financing activities:

     A. In connection with the acquisition of Carey Management LLC ("Carey Management") in June 2000, the Company had an obligation to issue up to an additional 2,000,000 shares over four years to the former shareholders of Carey Management and certain of its directors and officers, if specified performance criteria were achieved, of which 1,900,000 shares were issued. For the year ended December 31, 2002, the Company met one criterion and 400,000 shares ($8,910) were issued during the three-month period ended March 31, 2003. For the year ended December 31, 2003, the Company met the Funds From Operations Target and the cumulative Stock Performance Target, and as a result 500,000 shares ($13,734) were issued in March 2004. Accounts payable to affiliates as of December 31, 2003 included $13,734 for the shares that were issued in March 2004 and were reflected as members' equity upon issuance of the shares. The value attributed to the shares issued was recorded as goodwill.

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

As of December 31, 2003, the Company owned 20,000 shares of Corporate Property Associates 16-Global Incorporated ("CPA(R):16-Global"), all of the shares then issued and outstanding. Between January 1, 2004 and August 6, 2004, CPA(R):16-Global has issued approximately 33,138,800 shares and the Company's ownership interest has decreased to less than 1% of outstanding shares. In connection with the issuance of common stock by CPA(R):16-Global, pursuant to its offering, the Company no longer controls but retains significant influence in CPA(R):16-Global. The Company has concluded that CPA(R):16-Global is not a variable interest entity and, therefore, is now accounting for its interest in CPA(R):16-Global under the equity method of accounting (see also Note 4).

The financial statements included in this Form 10-Q have been adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented (see Note 10). As a result, certain prior year amounts have been reclassified to conform to current year financial statement presentation.

Note 2.  Earnings Per Share:

Basic and diluted earnings per common share for the Company for the three and six-month periods ended June 30, 2004 and 2003 were calculated as follows:

                                               Three Months Ended June 30,      Six Months Ended June 30,
                                               ----------------------------    ----------------------------
                                                   2004            2003            2004            2003
                                               ------------    ------------    ------------    ------------
Income from continuing operations              $     20,209    $     14,000    $     31,682    $     30,522
Loss from discontinued operations                    (4,729)         (1,026)         (5,110)           (275)
                                               ------------    ------------    ------------    ------------
         Net income                            $     15,480    $     12,974    $     26,572    $     30,247
                                               ============    ============    ============    ============

Weighted average shares - basic                  37,404,485      36,519,037      37,359,638      36,440,831
Effect of dilutive securities: Stock options      1,190,906       1,239,092       1,316,760       1,030,644
                                               ------------    ------------    ------------    ------------
Weighted average shares - diluted                38,595,391      37,758,129      38,676,398      37,471,475
                                               ============    ============    ============    ============

Basic earnings per share:
   Earnings from continuing operations         $        .54    $        .38    $        .85    $        .84
   Loss from discontinued operations                   (.13)           (.03)           (.14)           (.01)
                                               ------------    ------------    ------------    ------------
         Net income                            $        .41    $        .35    $        .71    $        .83
                                               ============    ============    ============    ============

Diluted earnings per share:
   Earnings from continuing operations         $        .52    $        .37    $        .82    $        .82
   Loss from discontinued operations                   (.12)           (.03)           (.13)           (.01)
                                               ------------    ------------    ------------    ------------
         Net income                            $        .40    $        .34    $        .69    $        .81
                                               ============    ============    ============    ============

Note 3.  Transactions with Related Parties:

The Company earns fees as the Advisor to the CPA(R) REITs: Carey Institutional Properties Incorporated ("CIP(R)"), Corporate Property Associates 12 Incorporated ("CPA(R):12"), Corporate Property Associates 14 Incorporated ("CPA(R):14"), Corporate Property Associates 15 Incorporated ("CPA(R):15") and CPA(R):16-Global (collectively, the "CPA(R) REITs"). Under the Advisory Agreements with the CPA(R) REITs, the Company performs various services, including but not limited to the day-to-day management of the CPA(R) REITs and transaction-related services. The Company earns an asset management fee of 1/2 of 1% per annum of Average Invested Assets, as defined in the

                              W. P. CAREY & CO. LLC

           (Amounts in thousands, except share and per share amounts)

Advisory Agreements, for each CPA(R) REIT and, based upon specific performance criteria for each REIT, may be entitled to receive performance fees, calculated on the same basis as the asset management fee, and is reimbursed for certain costs, primarily the cost of personnel. For the three-month periods ended June 30, 2004 and 2003, total asset-based fees and reimbursements earned were $15,403 and $13,581, respectively. For the six-month periods ended June 30, 2004 and 2003, total asset-based fees and reimbursements earned were $29,695 and $25,911, respectively. For both the three-month and six-month periods ended June 30, 2004, CPA(R):16-Global did not meet the "preferred return" criterion, and therefore, the Company's recognition of performance fees of $111 has been deferred until the preferred return criterion is met.

In connection with structuring and negotiating acquisitions and related mortgage financing for the CPA(R) REITs, the Advisory Agreements provide for transaction fees based on the cost of the properties acquired. A portion of the fees applicable to CPA(R):12, CPA(R):14, CPA(R):15 and CPA(R):16-Global are deferred and payable in equal annual installments over periods ranging from three to eight years, subject to each CPA(R) REIT meeting its preferred return. Unpaid installments bear interest at annual rates ranging from 5% to 7%. For the three-month periods ended June 30, 2004 and 2003, the Company earned transaction fees of $17,133 and $3,598, respectively. For the six-month periods ended June 30, 2004 and 2003, the Company earned transaction fees of $20,093 and $17,060, respectively. CPA(R):16-Global has not met its preferred return and for the three-month and six-month periods ended June 30, 2004. Deferred acquisition fees of $2,919, relating to CPA(R):16-Global acquisitions, were not recognized, with such recognition deferred until the preferred return criterion is met.

Prior to the termination of the Management Agreement, Carey Management performed certain services for the Company and earned transaction fees in connection with the purchase and disposition of properties. The Company is obligated to pay deferred acquisition fees in equal annual installments over a period of no less than eight years. As of June 30, 2004, deferred acquisition fees payable were $1,709, and bear interest at an annual rate of 6%. Annual installments of $524 were paid in January 2004 and 2003.

On July 2, 2004, the boards of directors of CIP(R) and CPA(R):15 announced that they each approved a definitive agreement under which CPA(R):15 will acquire CIP(R)'s business in a stock-for-stock merger, subject to the approval of the shareholders of CIP(R) and CPA(R):15. Prior to the proposed merger, CIP(R) will also sell 16 properties valued at approximately $142,000 (including the pro rata values of properties which, for financial reporting purposes, will be accounted for under the equity method of accounting) to the Company for approximately $111,000 in cash and the Company's assumption of $31,000 in limited recourse mortgage notes payable. CIP(R)'s sale of properties to the Company is contingent on the approval of the merger. The Company expects to use the available credit facility to finance this transaction, however cash received from fees payable by CIP(R) and CPA(R):15 of approximately $46,000 in connection with the proposed liquidation of CIP(R) and related activities would also be available. The proposed purchase price of the properties is based on an independent valuation of CIP(R)'s properties.

Note 4.  Equity Investments:

The Company owns interests in the CPA(R) REITs. The Company's interests in the CPA(R) REITs are accounted for under the equity method due to the Company's ability to exercise significant influence as the Advisor to the CPA(R) REITs. The CPA(R) REITs are publicly registered and file financial statements with the United States Securities and Exchange Commission. In connection with earning performance fees, the Company has elected to receive restricted shares of common stock in the CPA(R) REITs rather than cash in consideration for such fees. A proposed merger of CIP(R) and CPA(R):15 is being voted upon by the shareholders of each company at a special shareholder meeting on August 24, 2004. As of June 30, 2004, the Company's ownership in the CPA(R) REITs is as follows:

                               Shares     % of outstanding Shares
                             ---------    -----------------------
CIP(R)                       1,007,676           3.35%
CPA(R):12                    1,085,686           3.44%
CPA(R):14                    2,086,455           3.05%
CPA(R):15                      652,804           0.61%
CPA(R):16-Global                20,000           0.09%

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

Combined financial information of the equity investees is summarized as follows:

                                                 June 30, 2004          December 31, 2003
                                                 -------------          -----------------
Assets (primarily real estate)                     $4,562,926               $4,062,295
Liabilities (primarily mortgage notes payable)      2,231,198                1,976,216
                                                   ----------               ----------
Partners' capital and shareholders' equity         $2,331,728               $2,086,079
                                                   ==========               ==========

Company's share of equity investees' net assets    $   93,678               $   82,800
                                                   ==========               ==========

                                                          Six Months Ended June 30,
                                                          -------------------------
                                                            2004             2003
                                                            ----             ----
Revenues (primarily rental income and interest income
    from direct financing leases)                         $180,908         $152,377
Expenses (primarily depreciation and property expenses)    (76,666)         (63,184)
Other interest income                                        3,984            3,441
Minority interest in income                                 (7,102)          (4,801)
Income from equity investments                              23,007           21,288
Gain on sales of real estate and foreign currency
   transactions                                              1,007              939
Interest expense                                           (64,846)         (54,216)
                                                          --------         --------
    Income from continuing operations                       60,292           55,844
(Loss) income from discontinued operations                     (64)             746
Gain on sale of real estate                                  1,754                _
                                                          --------         --------
    Net income                                            $ 61,982         $ 56,590
                                                          ========         ========
Company's share of net income from equity investments     $  2,631         $  2,072
                                                          ========         ========

Note 5.  Lease Revenues:

The Company's real estate operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the lease revenues for the six-month periods ended June 30, 2004 and 2003 are as follows:

                                                                        2004         2003
                                                                        ----         ----
Per Statements of Income:
     Rental income                                                     $21,587      $22,183
     Interest income from direct financing leases                       10,560       10,328
Adjustment:
     Share of leasing revenues applicable to minority interests           (783)        (631)
     Share of leasing revenues from equity investments                   5,995        4,090
                                                                       -------      -------
                                                                       $37,359      $35,970
                                                                       =======      =======

For the six months ended June 30, 2004 and 2003, the Company earned its net leasing revenues (i.e., rental income and interest income from direct financing leases) from more than 90 lessees. A summary of net leasing revenues is as follows:

                                                                        2004        %        2003      %
                                                                        ----       ---       ----     ---
Dr Pepper Bottling Company of Texas                                    $ 2,155       6%     $ 2,133     6%
Detroit Diesel Corporation                                               2,079       6        2,079     6
Gibson Greetings, Inc., a wholly-owned subsidiary of American
    Greetings, Inc.                                                      1,791       5        1,798     5
Bouygues Telecom, S.A. (b)                                               1,790       5        1,568     4

                              W. P. CAREY & CO. LLC

           (Amounts in thousands, except share and per share amounts)

                                                                        2004        %        2003      %
                                                                        ----       ---       ----     ---
Carrefour France, SA (a)                                                 1,684       4            -     -
Federal Express Corporation (a)                                          1,461       4        1,447     4
America West Holdings Corp.                                              1,419       4        1,319     4
Orbital Sciences Corporation                                             1,328       4        1,328     4
Quebecor Printing, Inc.                                                  1,326       4        1,306     3
AutoZone, Inc.                                                           1,170       3        1,183     3
Sybron International Corporation                                         1,144       3        1,043     3
Checkfree Holdings Corporation Inc. (a)                                  1,090       3        1,064     3
Sybron Dental Specialties Inc.                                             885       2          807     2
Unisource Worldwide, Inc.                                                  853       2          855     2
Information Resources, Inc. (a)                                            822       2          822     2
CSS Industries, Inc.                                                       820       2          825     2
BE Aerospace, Inc.                                                         790       2          830     2
Sprint Spectrum, L.P.                                                      712       2          712     2
Eagle Hardware & Garden, Inc., a wholly-owned subsidiary of
    Lowe's Companies Inc.                                                  657       2          645     2
Brodart, Co.                                                               644       2          573     2
AT&T Corporation                                                           630       2          630     2
United States Postal Service                                               617       2          617     2
BellSouth Telecommunications, Inc.                                         612       1          612     2
Hologic, Inc. (a)                                                          568       1          568     2
Cendant Operations, Inc.                                                   537       1          537     1
Anthony's Manufacturing Company, Inc.                                      510       1          510     1
Other (c)                                                                9,265      25       10,159    29
                                                                       -------     ---      -------   ---
                                                                       $37,359     100%     $35,970   100%
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

Note 6.  Intangible Assets:

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

Goodwill and intangible assets are summarized as follows:

                                             June 30, 2004         December 31, 2003
                                             -------------         -----------------
Amortized intangible assets
   Management contracts                        $ 59,815                $ 59,815
   Less: accumulated amortization               (28,638)                (25,262)
                                               --------                --------
                                                 31,177                  34,553
Unamortized goodwill and indefinite-lived
   intangible assets:
   Trade name                                     3,975                   3,975
   Goodwill                                      63,607                  63,607
                                               --------                --------
                                               $ 98,759                $102,135
                                               --------                --------

Amortization of intangibles was $1,687 and $1,672 for the three-month periods ended June 30, 2004 and 2003, respectively, and $3,376 and $3,343 for the six-month periods ended June 30, 2004 and 2003, respectively.

Scheduled amortization of intangibles for each of the next five years is as follows: $6,660 in 2005, $4,584 in 2006, $4,508 in 2007 and $2,773 in 2008 and
2009.

                              W. P. CAREY & CO. LLC

           (Amounts in thousands, except share and per share amounts)

Note 7.  Impairment Charges and Loan Losses:

As a result of entering into a commitment to sell a property in Toledo, Ohio in June 2004, the Company recognized an impairment charge for the three and six-month periods ended June 30, 2004 on properties held for sale of $4,700, and which is included in discontinued operations. The charge was based on the property's sales price, less estimated costs to sell. The property was sold in July 2004 (see Note 10).

In February 2003, the Company sold its property in Winona, Minnesota to the lessee for $8,550, consisting of cash of $6,300 and notes receivable with an estimated fair value of $2,250. During the six-month period ended June 30, 2004, installment payments due under the notes were not paid. Based on the Company's assessment of the recoverability of the note, it has written off the entire $2,250 as a loan loss.

The Company recognized impairment charges of $950 on other properties during the three and six-month periods ended June 30, 2004.

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

                                                                  Three Months Ended                Six Months Ended
                                                                       June 30,                          June 30,
                                                             ----------------------------    ----------------------------
                                                                 2004            2003            2004            2003
                                                             ------------    ------------    ------------    ------------
Net income as reported                                       $     15,480    $     12,974    $     26,572    $     30,247
Add: Stock based compensation included in net income as
   reported, net of related tax effects                               702             482           1,309             879
Less: Stock based compensation determined under fair
   value based methods for all awards,  net of related tax
   effects                                                           (847)           (651)         (1,648)         (1,429)
                                                             ------------    ------------    ------------    ------------
Pro forma net income                                         $     15,335    $     12,805    $     26,233    $     29,697
                                                             ============    ============    ============    ============
Earnings per common share as reported
Basic                                                        $        .41    $        .35    $        .71    $        .83
Diluted                                                      $        .40    $        .34    $        .69    $        .81
Pro forma earnings per common share
Basic                                                        $        .41    $        .35    $        .70    $        .81
Diluted                                                      $        .40    $        .34    $        .68    $        .79

For the six-month periods ended June 30, 2004 and 2003, the changes in unearned compensation were as follows:

                                                                 2004       2003
                                                               -------    -------
Beginning of period                                            $ 4,863    $ 5,671
Awards                                                           3,745      3,579
Forfeitures                                                       (120)       (35)
Compensation expense (amortization of unearned compensation)    (2,153)    (1,480)
                                                               -------    -------
End of period                                                  $ 6,335    $ 7,735
                                                               =======    =======

For the six-month periods ended June 30, 2004 and 2003, restricted shares of $156 and $96, respectively, were issued to directors in consideration of services rendered.

During 2003, W.P. Carey International LLC ("WPCI"), a majority-owned subsidiary, granted equity awards to certain of its officers, consisting of restricted stock and options. The awards are being accounted for as a variable plan. Amortization and changes in the fair value of the awards subsequent to the grant date are included in the

                              W. P. CAREY & CO. LLC

           (Amounts in thousands, except share and per share amounts)

determination of net income. For the six-month period ended June 30, 2004, $1,113 has been charged as an expense, representing amortization and an increase in fair value of the awards.

Note 9.   Credit Facility:

On May 27, 2004, the Company entered into a credit facility for a $175,000 line of credit with J.P. Morgan Chase Bank and eight other banks. A prior line of credit of $185,000 matured in March 2004 and was extended on a short-term basis. The line of credit, which matures in May 2007, provides the Company a one-time right to increase the amount available under the line of credit up to $225,000. A previous credit facility was set to expire on June 1 2004. Advances from the line of credit bear interest at an annual rate indexed to either (i) the one, two, three or six-month London Inter-Bank Offered Rate, as defined, plus a spread which ranges from 0.6% to 1.45% depending on leverage or corporate credit rating or (ii) the greater of the bank's Prime Rate and a rate indexed to the Federal Funds Effective Rate. Advances are prepayable at any time. The revolving credit agreement has financial covenants that require, among other things, the Company to (i) maintain minimum equity value of $550,000 plus 85% of amounts received by the Company as proceeds from the issuance of equity interests and
(ii) meet or exceed certain operating and coverage ratios. The Company is in compliance with these covenants.

Note 10.  Assets Held for Sale and Discontinued Operations:

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations for properties sold or held for sale and the related gain or loss on sale of the property are reflected in the consolidated statements of operations as "Discontinued Operations."

The operations of seven properties which are classified as held for sale as of June 30, 2004 and the operations of fifteen properties which were sold since January 1, 2003 are included as "Discontinued Operations" for all periods presented in the accompanying condensed consolidated financial statements. A summary of discontinued operations is as follows:

                                                     Three Months Ended June 30,       Six Months Ended June 30,
                                                     ----------------------------    ----------------------------
                                                         2004            2003            2004            2003
                                                     ------------    ------------    ------------    ------------
REVENUES:
   Rental income                                     $        335    $        787    $        710    $      1,644
   Interest income from direct financing leases                 -             172              24             511
   Revenues of other business operations                        -             825               -           1,523
   Other income                                                 -              30               -             338
                                                     ------------    ------------    ------------    ------------
                                                              335           1,814             734           4,016
                                                     ------------    ------------    ------------    ------------
EXPENSES:
   Depreciation                                                63             240             125             480
   Property expenses                                          324             710           1,042           1,549
   General and administrative                                   -               1               -               2
   Operating expenses of other business operations              -             621               -           1,184
   Provision for income taxes                                   -               -               -              35
   Impairment charge on properties held for sale            4,700           1,430           4,700           1,430
                                                     ------------    ------------    ------------    ------------
                                                            5,087           3,002           5,867           4,680
                                                     ------------    ------------    ------------    ------------
      Loss before other interest income, gain on
           sale and interest expense                       (4,752)         (1,188)         (5,133)           (664)
   Other interest income                                       23             217              23             328
   Gain on sale of real estate                                  -             (10)              -             154
   Interest expense                                             -             (45)              -             (93)
                                                     ------------    ------------    ------------    ------------
      Loss from discontinued operations              $     (4,729)   $     (1,026)   $     (5,110)   $       (275)
                                                     ============    ============    ============    ============

                              W. P. CAREY & CO. LLC

           (Amounts in thousands, except share and per share amounts)

Depreciation expense is not recorded on properties held for sale. The effect of suspending depreciation was $64 and $52 for the three-month periods ended June 30, 2004 and 2003, and $128 and $119 for the six-month periods ended June 30, 2004, and 2003, respectively.

Note 11.  Segment Reporting:

The Company operates in two business segments - management services and real estate operations. The two segments are summarized as follows:

Three Months Ended June 30,                    Management     Real Estate     Other(1)     Total Company
---------------------------                    ----------     -----------     --------     -------------
  Revenues:
        2004                                  $     32,535   $     18,719   $      2,179   $      53,433
        2003                                        17,179         17,430            428          35,037

Operating, depreciation, amortization
  and interest expenses:
        2004                                  $     15,111   $      9,570   $      1,680   $      26,361
        2003                                        11,791          8,148              -          19,939

  Income from equity investments:
        2004                                  $        363   $        932   $          -   $       1,295
        2003                                           392            762              -           1,154

  Net operating income (2)(3):
        2004                                  $     17,787   $     10,794   $        499   $      29,080
        2003                                         5,780         10,691            428          16,899

Six Months Ended June 30,
  Revenues:
        2004                                  $     49,787   $     36,626   $      4,112   $      90,525
        2003                                        42,971         36,468            600          80,039

  Operating, depreciation, amortization and
        interest expenses:
        2004                                  $     26,884   $     20,773   $      3,315   $      50,972
        2003                                        24,964         17,910              -          42,874

  Income from equity investments:
        2004                                  $        716   $      1,915   $          -   $       2,631
        2003                                           486          1,586              -           2,072

  Net operating income(2)(3):
        2004                                  $     23,619   $     19,161   $        797   $      43,577
        2003                                        18,493         21,350            600          40,443

As of
  Long-lived assets:
        June 30, 2004                         $     82,112   $    613,611   $     17,207   $     712,930
        December 31, 2003                           75,433        629,767         16,147         721,347

  Total assets:
        June 30, 2004                         $    224,976   $    641,895   $     17,260   $     884,131
        December 31, 2003                          214,408        675,113         16,984         906,505

(1)  Primarily consists of the Company's other business operations.

(2) Management net operating income includes charges for amortization of intangibles of $3,375 and $3,343 for the six-month periods ended June 30, 2004 and 2003, respectively.

(3) Net operating income includes other interest income and excludes gains and losses on sales and foreign currency transactions, provision for income taxes, minority interest and discontinued operations.

                              W. P. CAREY & CO. LLC

           (Amounts in thousands, except share and per share amounts)

Note 12. Commitments and Contingencies:

As of June 30, 2004, the Company was not involved in any material litigation.

Following a broker-dealer examination of Carey Financial Corporation ("Carey Financial"), a wholly owned subsidiary, the broker-dealer that managed the public offerings of the common stock of CPA(R):15, by the staff of the Broker-Dealer Inspection Program ("Inspection Staff") of the Securities and Exchange Commission ("Commission"), the Company was notified that Carey Financial had received a letter on or about March 4, 2004 from the Inspection Staff alleging certain infractions by Carey Financial and CPA(R):15 of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder and of the National Association of Securities Dealers, Inc. ("NASD"). Although the letter was delivered in the context of a broker-dealer examination of Carey Financial and stated that it was for the purpose of requiring Carey Financial to take corrective action, it contained allegations against both Carey Financial and CPA(R):15.

In the March 4, 2004 letter, the Inspection Staff alleged that in connection with public offerings of shares of CPA(R):15 between September 2002 and March 2003 for which Carey Financial served as the dealer manager, CPA(R):15, Carey Financial and its retail distributors sold certain securities without an effective registration statement. Specifically, the Inspection Staff alleged that CPA(R):15 and Carey Financial oversold the amount of securities registered in the first offering (the "Phase I Offering") completed in the fourth quarter of 2002 and sold securities with respect to the second offering (the "Phase II" Offering) before a registration statement with respect to such offering became effective on March 19, 2003. The Inspection Staff claimed that these sales were in violation of Section 5 of the Securities Act of 1933. In the event the Commission pursues these allegations, or if affected CPA(R):15 investors bring a similar private action, CPA(R):15 might be required to offer the affected investors the opportunity to receive a return of their investment (rescission). If CPA(R):15 is required to offer rescission, or elects voluntarily to offer rescission, it cannot be determined how many of the affected shareholders would decide to accept rescission. Thus, the Company cannot predict the potential effect a rescission offer may have on the operations of CPA(R):15 or the Company. There can be no assurance that such effect, if any, would not be material. Further, if the Commission commenced any proceeding against CPA(R):15 or the Company, it could impose or seek different or additional penalties or relief, including without limitation, injunctive relief and/or civil monetary penalties.

The Inspection Staff also alleged in the March 4, 2004 letter that the prospectus delivered with respect to the Phase I Offering contained material misstatements and omissions because that prospectus did not disclose that the proceeds of the Phase I Offering would be used to advance commissions and expenses payable with respect to the Phase II Offering. The Inspection Staff claimed that the failure to disclose the advances constituted a misstatement of a material fact in violation of Section 17(a) of the Securities Act of 1933,
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934. Carey Financial has reimbursed CPA(R):15 for the interest cost of advancing the commissions that were later recovered by CPA(R):15 from the Phase II Offering proceeds. It cannot be determined at this time what relief, if any, would be granted if an action were to be brought by the Commission or a private investor of CPA(R):15 with respect to these allegations. It cannot be determined at this time what remedy, if any, would be pursued by the Commission if any action were to be brought by the Commission with respect to these allegations. As such, the Company cannot predict the potential effect such an action may ultimately have on its or CPA(R):15's operations. There can be no assurance such effect, if any, would not be material.

The Inspection Staff also alleged in the March 4, 2004 letter that CPA(R):15's offering documents contained material misstatements and omissions because they did not include a discussion of the manner in which dividends would be paid to the initial investors in the Phase II Offering. The Inspection Staff asserted that the payment of dividends to the Phase II shareholders resulted in significantly higher annualized rates of return than were being earned by the Phase I shareholders, and that CPA(R):15 failed to disclose to the Phase I shareholders the various rates of return. The Inspection Staff claimed that the failure to make this disclosure constitutes a misstatement of a material fact in violation of Section 17(a) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934. It cannot be determined at this time what relief, if any, would be granted if an action were to be brought by the Commission or a private investor of CPA(R):15 with respect to these allegations. It cannot be determined at this time what remedy, if any, would be pursued by the Commission if an action were to be brought by the Commission with respect to these allegations. As such, the
                                     - 14 -

                              W. P. CAREY & CO. LLC

           (Amounts in thousands, except share and per share amounts)

Company cannot predict the potential effect such an action may ultimately have on the Company's or CPA(R):15's operations. There can be no assurance such effect, if any action would not be material. There can be no assurance that if the Commission brought an action against the Company the remedy imposed would not be material.

Commencing in June 2004, the Company, Carey Financial, and CPA(R):15 have received subpoenas from the staff of the Division of Enforcement of the Commission ("Enforcement Staff") seeking information relating to, among other things, the events and issues addressed in the March 4, 2004 letter. The Company, Carey Financial, and CPA(R):15 have commenced providing information to the Enforcement Staff in response to the subpoenas and are cooperating with the Enforcement Staff. It cannot be determined at this time what action, if any, the Enforcement Staff will pursue or what relief or remedies the Enforcement Staff may seek. There can be no assurance that the effect of the investigation by the Enforcement Staff and any action, relief, or remedies sought by the Enforcement Staff would not be material.

Note 13.  Accounting Pronouncements:

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

In accordance with the adoption of FIN 46 in January 2004, the Company concluded that Livho is a VIE, with the Company as its primary beneficiary, because the Company has provided it with significant financial support over the past several years in order to support Livho's operations and preserve the value of the property. As a VIE, Livho is consolidated in the accompanying condensed consolidated financial statements as of June 30, 2004. Livho operates a hotel as a Holiday Inn at the Company's property in Livonia, Michigan; its operations were transferred to a separate company in 1998 as a strategy to protect the Company's tax status as a publicly-traded partnership. The real estate assets have historically been reflected in the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity." SFAS No. 150 establishes standards to classify as liabilities certain financial instruments that are mandatorily redeemable or include an obligation to repurchase and expands disclosures required for such financial statements. Such financial instruments will be measured at fair value with changes in fair value included in the determination of net income. The FASB issued FSP 150-3, which defers the provisions of paragraphs 9 and 10 of SFAS No. 150 indefinitely as they apply to mandatorily redeemable noncontrolling interests associated with finite-lived entities entered into before November 5, 2003. SFAS No 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has interests in five joint ventures that are consolidated and have minority interests that have finite lives and were considered mandatorily redeemable noncontrolling interests prior to the issuance of deferral. Accordingly, in accordance with the deferral noted above, these minority interests have not been reflected as liabilities. The carrying value of these minority interests approximates their estimated fair value as of June 30, 2004.

                              W. P. CAREY & CO. LLC

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Amounts in thousands, except share amounts)

The following discussion and analysis of financial condition and results of operations of W. P. Carey & Co. LLC should be read in conjunction with the condensed consolidated financial statements and notes thereto as of June 30, 2004 of W. P. Carey & Co. LLC and its subsidiaries ("WPC") included in this quarterly report and WPC's Annual Report on Form 10-K for the year ended December 31, 2003. The following discussion includes forward-looking statements. Forward-looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of WPC. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate", "believe", "expect", "estimate", "intend", "could", "should", "would", "may," or similar expressions. Do not unduly rely on forward-looking statements. They give WPC's expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of WPC to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. The risk factors are fully described in Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2003. Accordingly, such information should not be regarded as representations by WPC that the results or conditions described in such statements or objectives and plans of WPC will be achieved. Additionally, a description of WPC's critical accounting estimates is included in the management's discussion and analysis in the Annual Report on Form 10-K for the year ended December 31, 2003. There has been no significant change in such critical accounting estimates.

EXECUTIVE OVERVIEW

Business Overview

WPC is currently the Advisor to five publicly-owned real estate investment trusts: Carey Institutional Properties Incorporated ("CIP(R)"), Corporate Property Associates 12 Incorporated ("CPA(R):12"), Corporate Property Associates 14 Incorporated ("CPA(R):14"), Corporate Property Associates 15 Incorporated ("CPA(R):15") and Corporate Property Associates 16-Global Incorporated ("CPA(R):16-Global") (collectively, the "CPA(R) REITs"). CPA(R):16-Global was formed in 2003. CIP(R) and CPA(R):15 have agreed to merge, subject to pending shareholder approval in August 2004. WPC has two primary business operations: real estate operations and management services operations.

How WPC Earns Revenue

Revenues from the management services operations are earned by providing services to the CPA(R) REITs in connection with structuring and negotiating acquisition and debt placement transactions (transaction fees) and providing on-going management of the portfolio (asset-based management and performance fees). Asset-based management and performance fees for the CPA(R) REITs are determined based on real estate assets under management. As funds available to the CPA REITs are invested in properties, the asset base for which WPC earns revenue increases. WPC may elect to collect performance fee revenue in cash or shares of the CPA REITs at WPC's option. The revenues and income of this business segment are subject to fluctuation because the volume and timing of transactions that are originated on behalf of the CPA(R) REITs are subject to various uncertainties including competition for net lease transactions, the requirement that each acquisition meet suitability standards and due diligence requirements including approval of each purchase of real estate by the Investment Committee of the Board of Directors and the ability to raise capital on behalf of the CPA(R) REITs.

Revenues from the real estate operations are earned from leasing real estate. WPC acquires and owns commercial and industrial properties that are then leased to companies domestically and internationally, primarily on a net lease basis. Revenue from this business segment is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions and sales of property.

How WPC Evaluates Results of Operations

Management evaluates the results of WPC with a primary focus on increasing and enhancing the value and quality of the assets under management of its management services operation and seeking to increase value in its real estate operations through focusing its efforts on underperforming assets through re-leasing efforts, including negotiation of lease renewals, or selectively selling such assets. The ability to increase assets under management by structuring acquisitions on behalf of the CPA(R) REITs is affected by the CPA(R) REITs ability to raise capital. WPC is currently managing a "best efforts" public offering of CPA(R):16-Global. Management's evaluation of operating results includes its ability to generate necessary cash flow in order to increase its distribution rate to its shareholders. As a result,

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           (dollars in thousands, except share and per share amounts)

management's assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but has no impact on cash flow and to other noncash charges such as depreciation and impairment charges. In evaluating cash flow from operations, management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of noncash charges such as depreciation and amortization. Management does not consider unrealized gains and losses from foreign currency when evaluating its ability to fund dividends. Management's evaluation of WPC's potential for generating cash flow is based on long-term assessments of both its real estate portfolio and its assets under management.

For the six months ended June 30, 2004, cash flow generated from operations and equity investments were sufficient to fund dividends paid and meet other obligations including paying scheduled mortgage principal payments and making distributions to minority interests which hold ownership interests in several WPC properties.

Current Developments and Trends

As general economic conditions continue to improve, inflation and interest rates are expected to continue to rise as well. In addition, competition for both real estate properties and for investors' money continues to increase. These trends generally present challenges to the real estate leasing market. Management feels that its objective of maintaining a diverse portfolio of properties with long-term leases and long-term, fixed rate debt obligations provides investors protection from these trends.

WPC's objective is to increase shareholder value and earnings through prudent management of both its real estate assets and the real estate assets of the CPA(R) REITs, and opportunistic investments, and through the expansion of its asset and private equity management business. WPC expects to evaluate a number of different opportunities in a variety of property types and geographic locations and to pursue the most attractive opportunities based upon its analysis of the risk/return tradeoffs. WPC will continue to own properties as long as it believes ownership helps attain its objectives. To that end, Management is seeking to continue to invest in the international commercial real estate market as a means of diversifying its portfolio. If a proposed merger of CIP(R) and CPA(R):15 is approved by their shareholders, WPC will acquire $142,000 of real estate assets from CIP(R) in the third quarter. While more complex and generally requiring a longer lead-time to complete, international transactions currently provide the benefits of more favorable interest rates and greater flexibility to leverage the underlying property.

Current developments include:

During the quarter ended June 30, 2004, WPC structured approximately $494,000 in investments on behalf of the CPA(R) REITs, including a $312,000 lease transaction involving 78 retail self-storage and truck rental facilities, which operate under the U-Haul brand name. The U-Haul properties were acquired on behalf of CPA(R):14, CPA(R):15 and CPA(R):16-Global. Assets under management increased by approximately $730,000 to $4,700,000 as a result of acquisitions of real estate and increases in the appraised value of CPA(R) REIT properties, pursuant to their annual independent valuations. Through June 30, 2004, CPA(R):16 Global raised $222,000 pursuant to its "best efforts" public offering and raised in excess of $100,000 during July 2004.

On May 27, 2004, WPC entered into a new $175,000 credit facility to replace the previous facility that was scheduled to expire on June 1, 2004. The new credit facility, which matures in May 2007, provides WPC a one-time right to increase the amount available under the credit facility up to $225,000.

In June 2004, the Board of Directors of WPC approved and increased the second quarter dividend to $.438 per share payable on July 15, 2004 to shareholders of record as of June 30, 2004.

In June 2004, WPC entered into an agreement with a third party to sell its property located in Toledo, Ohio. In connection with this transaction, WPC recognized an impairment charge of $4,700, which is based on the property's sales price, less selling costs. Results of operations for this property are classified as an asset held for sale within "Discontinued Operations."

On July 2, 2004, the boards of directors of CIP(R) and CPA(R):15 announced that they each approved a definitive agreement under which CPA(R):15 will acquire CIP(R)'s business in a stock-for-stock merger, subject to the approval of the shareholders of CIP(R) and CPA(R):15. Prior to the proposed merger, CIP(R) will also sell 16 properties valued at

'
                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           (dollars in thousands, except share and per share amounts)

approximately $142,000 (including the pro rata values of properties which, for financial reporting purposes, will be accounted for under the equity method of accounting) to WPC for approximately $111,000 in cash and WPC's assumption of $31,000 in limited recourse mortgage notes payable. CIP(R)'s sale of properties to WPC is contingent on the approval of the merger. WPC expects to use the available credit facility to finance this transaction; however cash received from fees payable by CIP(R) and CPA(R):15 of approximately $46,000 in connection with the proposed liquidation of CIP(R) and related activities would also be available. The proposed purchase price of the properties is based on an independent valuation of CIP(R)'s properties.

RESULTS OF OPERATIONS:

Public business enterprises are required to report financial and descriptive information about their reportable operating segments. WPC's management evaluates the performance of its owned and managed real estate portfolio as a whole, but allocates its resources between two operating segments: real estate operations with domestic and international investments, and management services. The results of operations of each segment are as follows:

Real Estate Operations

                                              For the Three Months Ended June 30,           For the Six Months Ended June 30,
                                              -----------------------------------           ---------------------------------
                                              2004            2003          Change         2004           2003          Change
                                              ----            ----          ------         ----           ----          ------
Lease revenues                              $ 16,081        $ 16,187        $   (106)     $ 32,147       $ 32,511       $   (364)
Other operating income                         2,638           1,243           1,395         4,479          3,957            522
                                            --------        --------        --------      --------       --------       --------
     Total revenue                            18,719          17,430           1,289        36,626         36,468            158
                                            --------        --------        --------      --------       --------       --------

Depreciation and amortization                  2,591           2,532              59         5,185          5,496           (311)
General and administrative                     1,090             807             283         1,899          1,467            432
Impairment charges and loan losses               950               -             950         3,200            272          2,928
Property expenses                              1,570             952             618         3,556          2,944            612
Interest expense                               3,369           3,857            (488)        6,933          7,731           (798)
                                            --------        --------        --------      --------       --------       --------
     Operating, depreciation
         and interest expenses                 9,570           8,148           1,422        20,773         17,910          2,863
                                            --------        --------        --------       -------        -------       --------
                                               9,149           9,282            (133)       15,853         18,558         (2,705)

Other interest income                            713             647              66         1,393          1,206            187
Income from equity investments                   932             762             170         1,915          1,586            329
                                            --------        --------        --------      --------       --------       --------

     Net operating income                     10,794          10,691             103        19,161         21,350         (2,189)

Other Income/Expenses:
Minority interest in income                     (119)            (58)            (61)         (210)           (91)          (119)
(Loss) gain on foreign currency
   transactions                                  (42)            497            (539)          407            497            (90)
Provision for income taxes                      (324)           (670)            346          (723)        (1,586)           863
                                            --------        --------        --------      --------       --------       --------

       Income from continuing
         operations                         $ 10,309        $ 10,460        $   (151)     $ 18,635       $ 20,170       $ (1,535)
                                            ========        ========        ========      ========       ========       ========

Lease Revenues - For the comparable three and six-month periods ended June 30, 2004, lease revenues (rental income and interest income from direct financing leases) decreased by $106 and $364, respectively. The decrease is primarily a result of the consolidation of Livho, Inc. operations in connection with the adoption of FIN 46 (see Note 13 of the accompanying condensed consolidated financial statements) and lease terminations/expirations; partially offset by new leases entered into during 2003, scheduled rent increases at several properties and the effect of increases

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           (dollars in thousands, except share and per share amounts)

in average foreign currency exchange rates. Prior to the consolidation of Livho's operations, Livho contributed $900 during the six-months ended June 30, 2003 to lease revenues. This decrease was partially offset by $240 from new leases at the Pantin property in France and $349 from the increase in average foreign currency exchange rates for the comparable periods.

Excluding the impact of the Livho consolidation, lease revenues increased by $344 and $536 for the three and six-month periods ended June 30, 2004 as compared to the prior year's comparable periods.

Other Operating Income - Other operating income generally consists of lease termination payments and other non-rent related revenues from real estate operations including, but not limited to, settlements of claims against former lessees. WPC receives settlements in the ordinary course of business; however, the timing and amount of such settlements cannot always be estimated. For the comparable quarters ended June 30, 2004 and 2003, other operating income increased $1,395 primarily due to the receipt of $2,144 in bankruptcy claims from former lessees in 2004 as compared to $830 in 2003.

For the comparable six-month periods ended June 30, 2004 and 2003, other operating income increased $522 primarily due to the same factors as described above. WPC received bankruptcy claim distributions from former lessees of $3,718 in 2004 as compared to $3,082 in 2003.

Depreciation and Amortization - For the comparable quarters ended June 30, 2004 and 2003, depreciation and amortization expense did not change significantly. For the comparable six-month periods ended June 30, 2004 and 2003, depreciation and amortization expense decreased $311 primarily due to certain intangible assets becoming fully amortized in 2003.

General and Administrative Expenses - For the comparable three and six-month periods ended June 30, 2004 and 2003, general and administrative expenses increased $283 and $432, respectively. The increases are primarily due to increases in fees for accounting and auditing services related to SEC compliance matters, including the Sarbanes-Oxley Act.

Impairment Charges and Loan Losses - For the quarter ended June 30, 2004, WPC recorded impairment charges of $950 related to the writedown of two properties to their estimated fair values.

For the comparable six-month periods ended June 30, 2004 and 2003, impairment charges and loan losses increased $2,928 primarily due to the write-off in 2004 of a $2,250 note receivable in connection with the sale of property in Minnesota in 2003.

Property Expenses - For the comparable three and six-month periods ended June 30, 2004 and 2003, property expenses increased $618 and $612, respectively, primarily due to increases in carrying costs on several vacant or partially vacant properties. The increase for the comparable six-month periods ended June 30, 2004 and 2003, was partially offset by $272 in costs incurred in the first quarter of 2003, stemming from the expiration of WPC's lease with The Gap, Inc. in January 2003.

While WPC considers single-tenant net leasing to be its primary real estate operation, several net leases have expired and, as a result, the number of properties which are multi-tenant, vacant or partially vacant has increased. WPC is aggressively remarketing these properties or looking for alternatives, including re-leasing the vacant or partially vacant properties on a multi-tenant basis.

Interest Expense - For the comparable three and six-month periods ended June 30, 2004 and 2003, interest expense decreased $488 and $798, respectively, primarily due to lower average outstanding balances on WPC's credit facility and mortgage notes payable during 2004. Mortgages on five properties were paid off during 2003 resulting in an annual savings of $795.

Income From Equity Investments - For the comparable three and six-month periods ended June 30, 2004 and 2003, income from equity investments increased by $170 and $329, respectively, primarily due to the acquisition of a 22.5%

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           (dollars in thousands, except share and per share amounts)

interest in the eight Carrefour, S.A. properties in France in November 2003. The Carrefour investment contributed equity income of $172 and $307 for the three and six-month periods ended June 30, 2004.


Income from Continuing Operations - For the comparable quarters ended June 30, 2004 and 2003, income from continuing operations decreased slightly to $10,309 from $10,460. The decrease is primarily due to impairment charges of $950 during the current quarter and increased property carrying costs on vacant properties partially offset by the receipt of bankruptcy claims from former lessees and reductions in interest expense as described above.

For the comparable six-month periods ended June 30, 2004 and 2003, income from continuing operations decreased to $18,635 from $20,170 primarily due to the same factors as described above. Impairment charges totaled $3,200 for the six-month period ended June 30, 2004.

Management Services Operations

                                             For the Three Months Ended June 30,         For the Six Months Ended June 30,
                                            -------------------------------------       -----------------------------------
                                             2004           2003         Change         2004            2003         Change
                                             ----           ----         ------         ----            ----         ------
Management income from affiliates           $ 32,535       $ 17,179      $ 15,356      $ 49,787       $ 42,971      $  6,816

Depreciation and amortization                  1,818          1,777            41         3,627          3,549            78
General and administrative                    13,292         10,014         3,278        23,222         21,414         1,808
Interest expense                                   1              -             1            35              1            34
                                            --------       --------      --------      --------       --------      --------
      Operating, depreciation and
        interest expenses                     15,111         11,791         3,320        26,884         24,964         1,920
                                            --------       --------      --------      --------       --------      --------
                                              17,424          5,388        12,036        22,903         18,007         4,896

Income from equity investments                   363            392           (29)          716            486           230
                                            --------       --------      --------      --------       --------      --------

       Net operating income                   17,787          5,780        12,007        23,619         18,493         5,126

Minority interest in loss                         22              -            22            45              -            45
Provision for income taxes                    (8,408)        (2,668)       (5,740)      (11,414)        (8,741)       (2,673)
                                            --------       --------      --------      --------       --------      --------

        Net income                          $  9,401       $  3,112      $  6,289      $ 12,250       $  9,752      $  2,498
                                            ========       ========      ========      ========       ========      ========

Management Income from Affiliates - For the comparable quarters ended June 30, 2004 and 2003, management income from affiliates increased $15,356 primarily due to increases in transaction fees of $13,535 and asset-based management and performance fees of $1,822. Transaction fees include fees from structuring acquisitions and financing on behalf of the CPA(R) REITs. WPC structured $429,000 of acquisitions for the quarter ended June 30, 2004, of which $312,000 was in connection with the U-Haul transaction, as compared to $59,000 in the comparable prior year quarter.

For the comparable six-month periods ended June 30, 2004 and 2003, management income from affiliates increased $6,816 primarily due to increases in transaction fees of $3,033 and asset-based management and performance fees of $3,784. WPC structured $494,000 of acquisitions for the six-month period ended June 30, 2004 as compared to $332,000 for the comparable prior year six-month period.

The increase in asset-based fees resulted from an approximate 24% increase in the asset base of the CPA(R) REITs since June 30, 2003. Based on assets under management of the CPA(R) REITs as of June 30, 2004, annualized management and performance fees under the advisory agreements are approximately $47,098. As the real estate asset

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           (dollars in thousands, except share and per share amounts)

bases of the CPA(R) REITs continue to increase, management and performance fees are projected to continue to increase.

Acquisition activity is subject to fluctuations. WPC is facing increased competition for the acquisition of commercial and industrial properties. This competition is from insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs. WPC also faces competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. Currently, WPC is evaluating a number of proposed transactions on behalf of the CPA(R) REITs.

A portion of the CPA(R) REIT transaction and management fees are based on each CPA(R) REIT meeting specific performance criteria and is earned only if the criteria are achieved. The performance criterion for CPA(R):16-Global has not yet been satisfied as of June 30, 2004, resulting in $2,919 in transaction fees and $111 in performance fees not being recognized by WPC for the three and six-month periods ended June 30, 2004. The performance criterion for CPA(R):16-Global is a cumulative preferred return of 6%. As of June 30, 2004, the cumulative distribution rate for CPA(R):16-Global is approximately 4.5%.

Based on management's current assessment, CPA(R):16-Global is expected to meet the cumulative preferred return by 2007, at which time, all cumulative unrecognized fees will be recognized by WPC. WPC cannot collect any fees which are subject to preferred return criteria until after such criteria are met.

General and Administrative Expenses - For the comparable quarters ended June 30, 2004 and 2003, general and administrative expenses increased $3,278 primarily due to an increase in personnel costs of $3,056. The increase in personnel costs was associated with higher transaction volume during the comparable periods. A significant portion of personnel costs is directly related to CPA(R) REIT capital raising and transactions activities. WPC structured approximately $370,000 more in transactions for the three-month period ended June 30, 2004 when compared with the three-month period ended June 30, 2003.

For the comparable six-month periods ended June 30, 2004 and 2003, general and administrative expenses increased $1,808 primarily due to an increase in personnel costs of $1,620. The increase in personnel costs was primarily attributable to higher transaction volume during the comparable periods partially offset by a decrease in capital raising activities. WPC structured approximately $162,000 more in transactions for the six-month period ended June 30, 2004 compared with the six-month period ended June 30, 2003. For the comparable six-month periods ended June 30, 2004 and 2003, there was a decrease in fund raising volume of approximately $110,000.

Provision for Income Taxes - For the comparable three and six-month periods ended June 30, 2004 and 2003, the provision for income taxes increased $5,740 and $2,673, respectively, primarily due an increase in net operating income from management services operations for the comparable periods. For the three and six-month periods ended June 30, 2004, approximately 94% and 91%, respectively, of management revenues were earned by a taxable, wholly-owned subsidiary.

Net Income - For the comparable quarters ended June 30, 2004 and 2003, net income increased to $9,401 from $3,112. For the comparable six-month periods ended June 30, 2004 and 2003, net income increased to $12,250 from $9,752. The increase for the comparable three and six-month periods is primarily related to an increase in management income from affiliates partially offset by increases in general and administrative expenses and the income tax provision. Such increases are generally attributable to higher transaction volume as described above.

FINANCIAL CONDITION:

Uses of Cash During the Period

There has been no material change in WPC's financial condition since December 31, 2003. Cash and cash equivalents totaled $15,200 as of June 30, 2004, a decrease of $9,159 from the December 31, 2003 balance. Management believes WPC has sufficient cash balances to meet its working capital needs. WPC's use of cash during the period is described below.

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           (dollars in thousands, except share and per share amounts)

Operating Activities - Cash flows from operating activities and distributions received from equity investments for the six-month period ended June 30, 2004 of $42,651 were sufficient to fund dividends to shareholders of $32,265. During 2004, WPC received fees of $18,358 in connection with structuring transactions on behalf of the CPA(R) REIT's, including its annual installment of deferred acquisition fees of $5,978 received in January. The next installment payable in January 2005 is expected to be approximately $8,950. The installments are subject to certain subordination provisions. WPC received fees of $11,052 during the first six months of 2004, from providing asset-based management services to the CPA(R) REIT's. WPC's real estate operations provided cash flows (contractual lease revenues, net of property-level debt service) of approximately $21,341.

Investing Activities - WPC's investing activities are generally comprised of real estate purchases and capitalized property related costs. During the period, WPC used $5,622 for purchases of equity investments and capital expenditures at existing properties. The expenditures included using $4,092 to fulfill obligations related to the purchase of its 22.5% interest in the eight Carrefour, S.A. properties in France, and $1,332 of capital expenditures at several existing properties. In June 2004, WPC received $7,185 from the release of an escrow account in connection with a property sale in 2003. In January 2004, WPC paid its annual installment of deferred acquisition fees of $524 to WPC's former management company relating to 1998 and 1999 property acquisitions. The remaining obligation as of June 30, 2004 is $1,709. WPC expects to use cash from operations to fund the remaining obligation.

Financing Activities - In addition to paying dividends to shareholders, WPC's financing activities included decreasing its outstanding balance on its credit facility by $13,000, making scheduled mortgage principal installments of $4,642, paying $1,185 in financing costs in connection with the new credit facility and distributing $1,101 to minority partners. WPC raised $2,238 from the issuance of shares primarily through WPC's dividend reinvestment and stock purchase plan. WPC issued its final installment of shares pursuant to its 2000 merger agreement (500,000 shares valued at $13,734 were issued during the six-month period ended June 30, 2004 based on meeting performance criteria as of December 31, 2003).

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

Cash Resources

As of June 30, 2004, WPC has $15,200 in cash and cash equivalents, which can be used for working capital needs and other commitments and may be used for future real estate purchases. WPC entered into a new credit facility during the period, which is also available to meet working capital needs and other commitments (see below for details on the credit facility). In addition, debt may be incurred on unleveraged properties with a carrying value of $325,077 as of June 30, 2004 and any proceeds may be used to finance future real estate purchases.

                                         June 30, 2004                    December 31, 2003
                                         -------------                    -----------------
                                   Maximum        Outstanding         Maximum        Outstanding
                                  Available         Balance          Available         Balance
                                  ---------       -----------        ---------       -----------
Credit Facility                   $225,000          $16,000          $225,000          $29,000

In May 2004, WPC entered into a new credit facility, which in effect renewed and extended its original revolving line of credit for three years through May 2007, on substantially the same terms. The previously existing credit agreement was set to expire on June 1, 2004. The new credit facility provides for borrowings of up to $175,000, with a one-time right to increase the maximum available to up to $225,000. The new credit facility has financial covenants requiring

                              W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           (dollars in thousands, except share and per share amounts)

WPC to maintain a minimum equity value and to meet or exceed certain operating and coverage ratios. WPC is in compliance with these covenants. Amounts drawn on the credit facility bear interest at a rate indexed to the London Inter-Bank Offered Rate (see Note 9 of the accompanying condensed consolidated footnotes). Because WPC has substantially paid down the balance on its credit facility, it will not be significantly affected by an increase in interest rates. As of August 1, 2004, the annual interest rate on the outstanding balance of $27,000 is approximately 2.475%. Based on the current outstanding balance, each increase of 1% in the base rate would increase WPC's annual interest obligations by $270 and would not have a material effect on the results of operations.

Cash Requirements

During the next twelve months, cash requirements will include paying dividends to shareholders, scheduled mortgage principal payments, making distributions to minority partners as well as other normal recurring operating expenses. In addition, there are $14,881 in scheduled balloon payments on limited recourse mortgage loans due during the remainder of 2004. WPC may also seek to use its cash to purchase new properties to further diversify its portfolio and maintain cash balances sufficient to meet working capital needs. WPC may issue additional shares in connection with purchases of real estate when it is consistent with the objectives of the seller. If the proposed merger of CIP(R) and CPA(R):15, is approved by their shareholders, then WPC will purchase interests in 16 properties from CIP(R) for $111,000 cash and the assumption of $31,000 in limited recourse mortgage notes payable. WPC expects to use the new credit facility to fund this transaction and to use cash generated from operations to fund scheduled mortgage principal payments.

WPC may incur capital expenditures of up to approximately $2,000 at various properties during the remainder of 2004 and early 2005. The capital expenditures will primarily be for tenant and property improvements in order to enhance a property's cash flow or marketability for re-leasing or sale. This includes approximately $775 for the expected environmental costs to prepare the Red Bank property for sale to a third party. WPC has received a grant from an agency of the State of Ohio, which will reimburse it for the environmental costs at Red Bank. Additionally, WPC has commenced a property improvement plan in connection with renewing the franchise license with Holiday Inn at the Livonia hotel. WPC currently estimates it will not spend more than $1,000 over the next two years in order to comply with the plan. WPC is evaluating redevelopment plans for the Broomfield property but has not determined the cost of such redevelopment.


OFF-BALANCE SHEET AND AGGREGATE CONTRACTUAL AGREEMENTS

WPC has provided a guarantee of $2,000 related to a development project in Los Angeles, California.

A summary of WPC's obligations, commitments and guarantees under contractual arrangements as of June 30,2004 are as follows:

(in thousands)                           Total         2004          2005         2006         2007         2008      Thereafter
                                         -----         ----          ----         ----         ----         ----      ----------
Obligations:
    Mortgage notes payable              $174,030       $18,957       $7,978       $22,315     $15,004      $9,584      $100,192
    Unsecured note payable                16,000             -            -             -      16,000           -             -
    Deferred acquisition fees              1,709             -          524           524         524         132             5
Commitments and Guarantees:
    Development project                    2,000         2,000            -             -           -           -             -
    Share of minimum rents payable
      under office cost-sharing
      agreement                              819           129          345           345           -           -             -
                                        --------       -------       ------       -------     -------      ------      --------
                                        $194,558       $21,086       $8,847       $23,184     $31,528      $9,716      $100,197
                                        ========       =======       ======       =======     =======      ======      ========

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

WPC's long-term debt of $124,866 bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of June 30, 2004 ranged from 2.23% to 6.44%. The interest on the fixed rate debt as of June 30, 2004 ranged from 6.11% to 9.13%.

Advances from the line of credit bear interest at an annual rate of either (i) the one, two, three or six-month LIBOR, plus a spread which ranges from 0.6% to 1.45% depending on leverage or corporate credit rating or (ii) the greater of the bank's Prime Rate and the Federal Funds Effective Rate, plus .50%, plus a spread of up to .125% depending on WPC's leverage.

                           2004        2005        2006         2007         2008      Thereafter        Total      Fair Value
                           ----        ----        ----         ----         ----      ----------        -----      ----------
Fixed rate debt          $17,885      $5,790     $19,864      $12,293       $6,591     $62,443          $124,866     $124,316
Weighted average
    interest rate           8.17%       7.40%       7.13%        7.14%        7.47%       7.22%
Variable rate debt       $ 1,072      $2,188     $ 2,451      $18,711       $2,993     $37,749          $ 65,164     $ 65,164

Annual interest expense would increase or decrease on variable rate debt by approximately $651 for each 1% increase or decrease in interest rates.

WPC conducts business in France. Accordingly, WPC is subject to foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies and this may affect our future costs and cash flows; however, exchange rate movements to date have not had a significant effect on WPC's financial position or results of operations. For the three and six-month periods ended June 30, 2004, WPC recognized $3 and $339, respectively, in foreign currency transaction gains in connection with the transfer of cash from foreign operating subsidiaries to the parent company, compared with $497 for the three and six-month periods ended June 30, 2003. The cash received was subsequently converted into dollars. In addition, for the three and six-month periods ended June 30, 2004, WPC recognized an unrealized foreign currency loss of $45 and a gain of $68, respectively. The cumulative foreign currency translation adjustment reflects a loss of $333, which is included in accumulated other comprehensive income in the accompanying condensed consolidated financial statements. To date, WPC has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 4. - CONTROLS AND PROCEDURES

The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of June 30, 2004.

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

                              W. P. CAREY & CO. LLC

Act) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

                              W. P. CAREY & CO. LLC

                                     PART II

Item 1. - LEGAL PROCEEDINGS

As reported in the Company's Annual Report on Form 10-K for fiscal year 2003, Carey Financial Corporation ("Carey Financial"), the Company's wholly-owned broker-dealer subsidiary, received a letter from the Securities and Exchange Commission (the "Commission"), on or about March 4, 2004, alleging certain infractions by Carey Financial of Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder and of the National Association of Securities Dealers, Inc. The letter was delivered for the purpose of requiring Carey Financial to take corrective action and without regard to any other action the Commission may take with respect to the broker-dealer examination. In June 2004, the Company and Carey Financial received subpoenas from the staff of Division of Enforcement of the Commission and the Company has commenced providing information in response to the subpoenas.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual Shareholders' meeting was held on June 10, 2004, at which time a vote was taken to elect the Company's directors through the solicitation of proxies. The following directors were elected for a three-year term:

Name Of Director          Total Shares Voting     Shares Voting Yes     Shares Voting No
----------------          -------------------     -----------------     ----------------
Gordon F. Dugan               30,591,839              30,360,907            230,932
Ralph F. Verni                30,591,839              30,344,686            247,153
Reginald Winssinger           30,591,839              30,326,901            264,938

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     31.1   Certification of Co-Chief Executive Officers

     31.2   Certification of Chief Financial Officer

     32.1 Certification of Co-Chief Executive Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

     During the quarter ended June 30, 2004, the Company furnished a report on Form 8-K on April 14, 2004 under Item 7, "Financial Statements and Exhibits" and Item 9, "Regulation FD Disclosure."

     During the quarter ended June 30, 2004, the Company furnished a report on Form 8-K on May 20, 2004 under Item 9, "Regulation FD Disclosure."

     During the quarter ended June 30, 2004, the Company furnished a report on Form 8-K on June 7, 2004 under Item 5, "Other Items."

                              W. P. CAREY & CO. LLC

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         W. P. CAREY & CO. LLC

  8/6/2004                           By: /s/ John J. Park
                                         ---------------------------------------
   Date                                      John J. Park
                                             Managing Director and
                                             Chief Financial Officer
                                             (Principal Financial Officer)

  8/6/2004                           By: /s/ Claude Fernandez
                                         ---------------------------------------
   Date                                      Claude Fernandez
                                             Managing Director and
                                             Chief Accounting Officer
                                             (Principal Accounting Officer)