Form 10-Q
period 2004-09-30
CAREY W P & CO LLC
filed 2004-11-09
CIK 1025378

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            -------------------------

  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                 OR

  [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                        COMMISSION FILE NUMBER: 001-13779

                              --------------------

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

      W. P. Carey & Co. LLC has 37,525,031 Listed Shares, no par value outstanding at November 2, 2004.

                              W. P. CAREY & CO. LLC

                                      INDEX

                                                                              Page No.
                                                                              --------
PART I

Item 1. - Financial Statements*

            Condensed Consolidated Balance Sheets as of September 30, 2004
            and December 31, 2003                                                   2

            Condensed Consolidated Statements of Income for the
            three and nine months ended September 30, 2004 and 2003               3-4

            Condensed Consolidated Statements of Comprehensive Income
            for the three and nine months ended September 30, 2004 and 2003         4

            Condensed Consolidated Statements of Cash Flows for the
            nine months ended September 30, 2004 and 2003                         5-6

            Notes to Condensed Consolidated Financial Statements                 7-16

Item 2. - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                 17-26

Item 3. - Quantitative and Qualitative Disclosures About Market Risk               27

Item 4. - Controls and Procedures                                                  27

PART II - Other Information

Item 1. - Legal Proceedings                                                        28

Item 4. - Submission of Matters to a Vote of Security Holders                      28

Item 6. - Exhibits                                                                 28

Signatures                                                                         29

*The summarized condensed consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such financial statements have been included.

                              W. P. CAREY & CO. LLC

                                     PART I
                         Item 1. - FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                                       September 30, 2004    December 31, 2003
                                                                                           (Unaudited)            (Note)
                                                                                       ------------------    -----------------
         ASSETS:

Real estate accounted for under the operating method, net of accumulated
    depreciation of $50,558 and $45,021 at September 30, 2004 and December 31, 2003    $          479,110    $         400,717
Net investment in direct financing leases                                                         195,764              182,452
Operating real estate, net of accumulated depreciation of $6,723 and $5,805 at
    September 30, 2004 and December 31, 2003                                                        9,400               16,147
Real estate under construction and redevelopment                                                        -                4,679
Equity investments                                                                                104,320               82,800
Assets held for sale                                                                               11,308               13,609
Cash and cash equivalents                                                                          23,154               24,359
Marketable securities                                                                               4,378                5,208
Due from affiliates                                                                                62,142               50,917
Goodwill                                                                                           63,607               63,607
Intangible assets, net of accumulated amortization of $33,160 and $25,262 at
    September 30, 2004 and December 31, 2003                                                       52,951               38,528
Other assets, net                                                                                  10,086               23,482
                                                                                       ------------------    -----------------
           Total assets                                                                $        1,016,220    $         906,505
                                                                                       ==================    =================
         LIABILITIES, MINORITY INTEREST AND MEMBERS' EQUITY:

Liabilities:
Mortgage notes payable                                                                 $          187,757    $         180,193
Credit facility                                                                                    87,000               29,000
Accrued interest                                                                                    1,453                1,163
Dividends payable                                                                                  16,465               15,987
Accounts payable and accrued expenses                                                              19,413               16,249
Prepaid rental income and security deposit                                                          3,718                4,267
Due to affiliates                                                                                   2,205               20,444
Accrued income taxes                                                                               22,711                1,810
Deferred income taxes, net                                                                         38,466               29,532
Other liabilities                                                                                  10,040               11,221
                                                                                       ------------------    -----------------
           Total liabilities                                                                      389,228              309,866
                                                                                       ------------------    -----------------

Minority interest                                                                                   1,220                1,852
                                                                                       ------------------    -----------------

Commitments and contingencies

Members' equity:
Listed shares, no par value; 37,505,452 and 36,745,027 shares issued and outstanding at
     September 30, 2004 and December 31, 2003                                                     731,097              709,724
Dividends in excess of accumulated earnings                                                       (99,935)            (112,570)
Unearned compensation                                                                              (6,180)              (4,863)
Accumulated other comprehensive income                                                                790                2,496
                                                                                       ------------------    -----------------
           Total members' equity                                                                  625,772              594,787
                                                                                       ------------------    -----------------
           Total liabilities, minority interest and members' equity                    $        1,016,220    $         906,505
                                                                                       ==================    =================

      The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date.

                              W. P. CAREY & CO. LLC

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
               (in thousands, except per share and share amounts)

                                                               Three Months Ended September 30,    Nine Months Ended September 30,
                                                               --------------------------------    --------------------------------
                                                                    2004              2003               2004             2003
                                                               --------------    --------------    --------------    --------------
Revenues:
   Management income from affiliates                           $       39,368    $       26,197    $       89,156    $       69,168
   Incentive and subordinated disposition fees                         42,095                 -            42,095                 -
   Rental income                                                       11,658            11,003            33,245            33,184
   Interest income from direct financing leases                         5,334             5,192            15,876            15,483
   Other operating income                                                 868               594             5,347             4,552
   Revenue from other business operations                                 (52)              166             4,060               766
                                                               --------------    --------------    --------------    --------------
                                                                       99,271            43,152           189,779           123,153
                                                               --------------    --------------    --------------    --------------

Operating expenses:
   Depreciation                                                         2,799             2,647             8,223             7,780
   Amortization                                                         4,486             1,693             7,871             5,603
   General and administrative                                          14,563            12,102            39,684            34,983
   Impairment charges and loan losses                                   6,500                 -             9,300               272
   Property expenses                                                    1,006             1,445             4,477             4,389
   Operating expenses from other business operations                    1,446                 -             4,761                 -
                                                               --------------    --------------    --------------    --------------
                                                                       30,800            17,887            74,316            53,027
                                                               --------------    --------------    --------------    --------------

      Income from continuing operations before other
        interest income, minority interest, equity income,
        gains and losses, interest expense and income taxes            68,471            25,265           115,463            70,126

   Other interest income                                                  828               654             2,221             1,861
   Minority interest in (income) loss                                  (1,175)               22            (1,340)              (69)
   Income from equity investments                                       1,254             1,099             3,885             3,171
   Gain on foreign currency transactions                                  163                97               569               593
   Interest expense                                                    (3,664)           (3,646)          (10,632)          (11,378)
                                                               --------------    --------------    --------------    --------------

      Income from continuing operations before income taxes            65,877            23,491           110,166            64,304

Provision for income taxes                                            (32,610)           (8,717)          (44,746)          (19,045)
                                                               --------------    --------------    --------------    --------------

   Income from continuing operations                                   33,267            14,774            65,420            45,259
                                                               --------------    --------------    --------------    --------------

Discontinued operations:
   Income from operations of discontinued properties                    2,875               280             2,395             1,318
   Gain on sale of real estate                                             12               393                12               547
   Impairment charge on properties held for sale and
     extinguishment of debt                                            (1,000)           (1,400)           (6,100)           (2,830)
                                                               --------------    --------------    --------------    --------------

      Income (loss) from discontinued operations                        1,887              (727)           (3,693)             (965)
                                                               --------------    --------------    --------------    --------------

        Net income                                             $       35,154    $       14,047    $       61,727    $       44,294
                                                               ==============    ==============    ==============    ==============

                                  --Continued--

                              W. P. CAREY & CO. LLC

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
               (in thousands, except per share and share amounts)
                                   (continued)

                                        Three Months Ended September 30,    Nine Months Ended September 30,
                                        --------------------------------    -------------------------------
                                             2004             2003               2004              2003
                                        -------------   ----------------    --------------    -------------
Basic earnings per share:
   Earnings from continuing operations  $         .89   $            .40    $         1.75    $        1.24
   Income (loss) from discontinued
   operations                                     .05               (.02)             (.10)            (.03)
                                        -------------   ----------------    --------------    -------------
      Net income                        $         .94   $            .38    $         1.65    $        1.21
                                        =============   ================    ==============    =============

Diluted earnings per share:
   Earnings from continuing operations  $         .85   $            .39    $         1.69    $        1.20
   Income (loss) from discontinued
   operations                                     .05               (.02)             (.10)            (.03)
                                        -------------   ----------------    --------------    -------------
      Net income                        $         .90   $            .37    $         1.59    $        1.17
                                        =============   ================    ==============    =============

Weighted average shares outstanding:
       Basic                               37,472,823         36,650,893        37,398,280       36,511,621
                                        =============   ================    ==============    =============
       Diluted                             38,929,696         38,239,815        38,761,745       37,728,358
                                        =============   ================    ==============    =============

      The accompanying notes are an integral part of the condensed consolidated financial statements.

                      CONDENSED CONSOLIDATED STATEMENTS OF
                        COMPREHENSIVE INCOME (Unaudited)
                                 (in thousands)

                                        Three Months Ended September 30,    Nine Months Ended September 30,
                                        --------------------------------    -------------------------------
                                            2004              2003               2004             2003
                                        -------------   ----------------    --------------    -------------

Net income:                             $      35,154   $         14,047    $       61,727    $      44,294
                                        -------------   ----------------    --------------    -------------
Other comprehensive (loss) income:
    Change in unrealized (depreciation)
      appreciation on marketable
      securities                               (1,090)             1,549              (823)           2,389
    Foreign currency translation
       adjustment                                 129               (103)             (883)             602
                                        -------------   ----------------    --------------    -------------
                                                 (961)             1,446            (1,706)           2,991
                                        -------------   ----------------    --------------    -------------

      Comprehensive income              $      34,193   $         15,493    $       60,021    $      47,285
                                        =============   ================    ==============    =============

      The accompanying notes are an integral part of the condensed consolidated financial statements.

                              W. P. CAREY & CO. LLC
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in thousands)

                                                                                          Nine Months Ended September 30,
                                                                                         --------------------------------
                                                                                              2004              2003
                                                                                         --------------    --------------
Cash flows from operating activities:
   Net income                                                                            $       61,727    $       44,294
   Adjustments to reconcile net income to net cash
       provided by continuing operating activities:
       Income from discontinued operations, including gain on sale                                3,693               965
       Depreciation and amortization of intangible assets and deferred financing costs           13,864            13,938
       Unrealized gain on foreign currency transactions                                            (144)             (133)
       Minority interest in income                                                                1,340                69
       Straight-line rent adjustments and amortization of deferred income                           944               569
       Equity income in excess of distributions                                                    (457)              (13)
       Management income received in shares of affiliates                                       (15,243)          (13,669)
       Costs paid by issuance of shares                                                             124               160
       Amortization of unearned compensation                                                      2,947             2,662
       Impairment charges and loan losses                                                        12,098               272
       Tax expense - share incentive plans                                                        2,906             2,470
       Deferred income tax provision                                                              8,933             8,522
       Increase in accrued taxes payable                                                         20,901             4,456
       Increase in structuring fees receivable                                                  (14,780)          (11,365)
       Deferred acquisition fees received                                                         5,978             1,495
       Net change in other operating assets and liabilities                                       1,134           (12,116)
                                                                                         --------------    --------------
       Net cash provided by continuing operations                                               105,965            42,576
       Net cash provided by discontinued operations                                               1,995             1,433
                                                                                         --------------    --------------
           Net cash provided by operating activities                                            107,960            44,009
                                                                                         --------------    --------------

Cash flows from investing activities
   Distributions received from equity investments in excess of equity income                      5,852             2,177
   Contributions to equity investments                                                                -            (1,496)
   Capital distributions from equity investments                                                      -             6,582
   Purchases of real estate and equity investments                                             (115,522)                -
   Proceeds from sale of property and investments                                                 4,430            20,422
   Release of funds from escrow in connection with the sale of a property                         7,185                 -
   Cash acquired on acquisition of subsidiary                                                         -             1,300
   Additional capital expenditures                                                               (1,498)           (1,666)
   Payment of deferred acquisition fees to affiliate                                               (524)             (524)
                                                                                         --------------    --------------
           Net cash (used in) provided by investing activities                                 (100,077)           26,795
                                                                                         --------------    --------------

Cash flows from financing activities:
   Proceeds from credit facility                                                                135,000            54,000
   Prepayments of credit facility                                                               (77,000)          (75,000)
   Payments of mortgage principal                                                                (6,882)           (6,448)
   Prepayments of mortgage principal and note payable                                            (9,962)           (7,131)
   Payment of financing costs                                                                    (1,262)                -
   Distributions to minority interests                                                           (1,101)                -
   Dividends paid                                                                               (48,614)          (47,060)
   Proceeds from issuance of shares                                                               3,662             6,463
   Retirement of shares                                                                          (2,543)                -
                                                                                         --------------    --------------
           Net cash used in financing activities                                                 (8,702)          (75,176)
                                                                                         --------------    --------------

Effect of exchange rate changes on cash                                                            (386)              115
                                                                                         --------------    --------------

           Net decrease in cash and cash equivalents                                             (1,205)           (4,257)
Cash and cash equivalents, beginning of period                                                   24,359            21,304
                                                                                         --------------    --------------

Cash and cash equivalents, end of period                                                 $       23,154    $       17,047
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

      B. In connection with the acquisition of properties, the Company assumed mortgage notes payable with a fair value of $27,756 (cost - $27,003).

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             W. P. CAREY & CO. LLC

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands, except share and per share amounts)

Note 1: Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of W. P. Carey & Co. LLC (the "Company") and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All significant inter-entity balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

As of December 31, 2003, the Company owned 20,000 shares of Corporate Property Associates 16-Global Incorporated ("CPA(R):16-Global"), all of the shares then issued and outstanding. Between January 1, 2004 and November 1, 2004, CPA(R):16-Global has issued approximately 39,713,091 shares and the Company's ownership interest has decreased to less than 1% of outstanding shares. In connection with the issuance of common stock by CPA(R):16-Global, pursuant to its public offering, the Company no longer controls but retains significant influence in CPA(R):16-Global. The Company has concluded that CPA(R):16-Global is not a variable interest entity and, therefore, is now accounting for its interest in CPA(R):16-Global under the equity method of accounting (see Note 4).

Dividends declared per share for the three and nine-month periods ended September 30, 2004 were $.44 and $1.314, respectively.

The financial statements included in this Form 10-Q have been adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented (see Note 9). As a result, certain prior period amounts have been reclassified to conform to current period financial statement presentation.

Note 2. Earnings (Loss) Per Share:

Basic and diluted earnings (loss) per common share for the Company for the three and nine-month periods ended September 30, 2004 and 2003 were calculated as follows:

                                                Three Months Ended September 30,     Nine Months Ended September 30,
                                               ---------------------------------    ----------------------------------
                                                     2004             2003               2004                2003
                                               ---------------   ---------------    ---------------    ---------------
Income from continuing operations              $        33,267   $        14,774    $        65,420    $        45,259
Income (loss) from discontinued operations               1,887              (727)            (3,693)              (965)
                                               ---------------   ---------------    ---------------    ---------------
         Net income                            $        35,154   $        14,047    $        61,727    $        44,294
                                               ===============   ===============    ===============    ===============

Weighted average shares - basic                     37,472,823        36,650,893         37,398,280         36,511,621
Effect of dilutive securities: Stock options         1,456,873         1,588,922          1,363,465          1,216,737
                                               ---------------   ---------------    ---------------    ---------------
Weighted average shares - diluted                   38,929,696        38,239,815         38,761,745         37,728,358
                                               ===============   ===============    ===============    ===============

Basic earnings per share:
   Earnings from continuing operations         $           .89   $           .40    $          1.75    $          1.24
   Income (loss) from discontinued operations              .05              (.02)              (.10)              (.03)
                                               ---------------   ---------------    ---------------    ---------------
         Net income                            $           .94   $           .38    $          1.65    $          1.21
                                               ===============   ===============    ===============    ===============

Diluted earnings per share:
   Earnings from continuing operations         $           .85   $           .39    $          1.69    $          1.20
   Income (loss) from discontinued operations              .05              (.02)              (.10)              (.03)
                                               ---------------   ---------------    ---------------    ---------------
         Net income                            $           .90   $           .37    $          1.59    $          1.17
                                               ===============   ===============    ===============    ===============

Note 3. Transactions with Related Parties:

The Company earns fees as the advisor ("Advisor") to the CPA(R) REITs: Corporate Property Associates 12 Incorporated ("CPA(R):12"), Corporate Property Associates 14 Incorporated ("CPA(R):14"), Corporate Property Associates 15 Incorporated ("CPA(R):15"), CPA(R):16-Global and through August 31, 2004, Carey Institutional Properties Incorporated ("CIP(R)") (collectively, the "CPA(R) REITs"). Under the advisory agreements ("Advisory

                             W. P. CAREY & CO. LLC

           (Amounts in thousands, except share and per share amounts)

Agreements") with the CPA(R) REITs, the Company performs various services, including but not limited to the day-to-day management of the CPA(R) REITs and transaction-related services. The Company earns an asset management fee of 1/2 of 1% per annum of average invested assets, as defined in the Advisory Agreements, for each CPA(R) REIT and, based upon specific performance criteria for each REIT, may be entitled to receive performance fees, calculated on the same basis as the asset management fee, and is reimbursed for certain costs, primarily the cost of personnel. For the three-month periods ended September 30, 2004 and 2003, total asset-based fees and reimbursements earned were $16,051 and $15,465, respectively. For the nine-month periods ended September 30, 2004 and 2003, total asset-based fees and reimbursements earned were $45,746 and $41,376, respectively. For both the three-month and nine-month periods ended September 30, 2004, CPA(R):16-Global did not meet the preferred return criterion, as defined in the Advisory Agreements, and therefore, the Company's recognition of performance fees of $315 and $426, respectively, has been deferred until the preferred return criterion is met.

In connection with structuring and negotiating acquisitions and related mortgage financing for the CPA(R) REITs, the Advisory Agreements provide for transaction fees based on the cost of the properties acquired. A portion of the fees applicable to CPA(R):12, CPA(R):14, CPA(R):15 and CPA(R):16-Global are deferred and payable in equal annual installments over periods ranging from three to eight years, subject to each CPA(R) REIT meeting its preferred return. Unpaid installments bear interest at annual rates ranging from 5% to 7%. For the three-month periods ended September 30, 2004 and 2003, the Company earned transaction fees of $11,975 and $10,732, respectively. For the nine-month periods ended September 30, 2004 and 2003, the Company earned transaction fees of $32,068 and $27,792, respectively. CPA(R):16-Global has not met its preferred return and for the nine-month period ended September 30, 2004, cumulative deferred acquisition fees of $6,748, were not recognized, and recognition is deferred until CPA(R):16-Global meets the preferred return criterion.

In July 2004, the boards of directors of CIP(R) and CPA(R):15 each approved a definitive agreement under which CPA(R):15 would acquire CIP(R)'s business in a stock-for-stock merger (the "Merger"). The Merger was approved by the shareholders of CIP(R) and CPA(R):15 in August 2004, and completed on September 1, 2004. In connection with providing a liquidity event for CIP(R) shareholders, CIP(R) paid the Company incentive fees of $23,681 and disposition fees of $22,679. Disposition fees relating to the interests in the properties acquired by the Company of $4,265 were not earned and have been applied, for financial reporting purposes, as a reduction in the cost basis of such interests. The Company also recognized transaction fees of $11,493 in connection with the Merger.

Prior to the Merger, the Company acquired interests in 17 properties from CIP(R) with a fair value of $142,161 for approximately $115,158 in cash and the assumption of approximately $27,003 in limited recourse mortgage notes payable (the "Acquisition"). The purchase price of the properties was based on a third party valuation of each of CIP(R)'s properties. The properties are primarily single tenant net-leased properties, with remaining lease terms ranging from 19 months to over ten years. Seven of the properties are encumbered with limited recourse mortgage financing with fixed rates of interest ranging from 7.5% to 10% and maturity dates ranging from December 2007 to June 2012. The results of operations for the three and nine-month periods ended September 30, 2004 include CIP(R) for the month of September 2004.

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

In connection with the Merger, the Company elected to receive 1,098,367 shares of common stock in CPA(R):15, in exchange for its CIP(R) shares. As of September 30, 2004, the Company's ownership in the CPA(R) REITs is as follows:

                     Shares   % of outstanding Shares
                   ---------  -----------------------
CPA(R):12          1,085,684          3.43%
CPA(R):14          2,086,455          3.04%
CPA(R):15          1,751,170          1.40%
CPA(R):16-Global      20,000           .05%

                             W. P. CAREY & CO. LLC

           (Amounts in thousands, except share and per share amounts)

In connection with the Acquisition, the Company increased its 18.54% interest in a limited partnership, which leases property to Titan Corporation, to 100%. The Company accounted for its 18.54% interest as an equity investment, and as a result of acquiring the controlling ownership interest as of September 1, 2004, the Company consolidates this interest. The Company also acquired CIP(R)'s 50% noncontrolling interest in a general partnership which leases property to Sicor, Inc., and is accounting for this interest under the equity method of accounting.

The Company also owns noncontrolling interests in (i) two limited partnerships as a limited partner, (ii) three limited liability companies and (iii) a jointly-controlled 36% tenancy-in-common interest in two properties subject to a master lease, with the remaining interests owned by affiliates and all of which net lease real estate on a single-tenant basis.

Combined financial information of the equity investees is summarized as follows:

                                                 September 30, 2004   December 31, 2003
                                                 ------------------   -----------------
Assets (primarily real estate)                   $        4,880,908   $       4,082,129
Liabilities (primarily mortgage notes payable)           (2,429,423)         (1,983,663)
                                                 ------------------   -----------------
Partners' capital and shareholders' equity       $        2,451,485   $       2,098,466
                                                 ==================   =================

Company's share of equity investees' net assets  $          104,320   $          82,800
                                                 ==================   =================

                                                            Nine Months Ended September 30,
                                                          ----------------------------------
                                                               2004                2003
                                                          ---------------    ---------------
Revenues (primarily rental income and interest income
    from direct financing leases)                         $       248,969    $       237,157
Expenses (primarily depreciation and property expenses)          (104,050)          (132,175)
Other interest income                                               5,195              4,397
Minority interest in income                                        (8,996)            (7,392)
Income from equity investments                                     27,479             32,017
Gain on sales of real estate and foreign currency
   transactions                                                     1,566              1,841
Interest expense                                                  (90,045)           (83,927)
                                                          ---------------    ---------------
    Income from continuing operations                              80,118             51,918
(Loss) income from discontinued operations                           (356)               703
Impairment charge on real estate                                     (150)            (1,000)
Gain on sale of real estate                                         1,754                258
                                                          ---------------    ---------------
    Net income                                            $        81,366    $        51,879
                                                          ===============    ===============

Company's share of net income from equity investments     $         3,885    $         3,171
                                                          ===============    ===============

Note 5. Lease Revenues:

The Company's real estate operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of lease revenues for the nine-month periods ended September 30, 2004 and 2003 are as follows:

                                                                        2004            2003
                                                                    ------------    ------------
Per Statements of Income:
     Rental income                                                  $     33,245    $     33,184
     Interest income from direct financing leases                         15,876          15,483
Adjustment:
     Share of leasing revenues applicable to minority interests           (1,184)           (954)
     Share of leasing revenues from equity investments                     8,947           6,391
                                                                    ------------    ------------
                                                                    $     56,884    $     54,104
                                                                    ============    ============

                             W. P. CAREY & CO. LLC

           (Amounts in thousands, except share and per share amounts)

For the nine months ended September 30, 2004 and 2003, the Company earned net leasing revenues (i.e., rental income and interest income from direct financing leases) from more than 90 lessees. A summary of net leasing revenues is as follows:

                                                             2004       %       2003       %
                                                           --------    ---    --------    ---
Dr Pepper Bottling Company of Texas                        $  3,245      6%   $  3,212      6%
Detroit Diesel Corporation                                    3,118      6       3,118      6
Gibson Greetings, Inc., a wholly-owned subsidiary of
    American Greetings, Inc.                                  2,685      5       2,696      5
Bouygues Telecom, S.A. (b)                                    2,673      5       2,350      4
Carrefour France, SA (a) (e)                                  2,523      4           -      -
Federal Express Corporation (a)                               2,195      4       2,172      4
America West Holdings Corp.                                   2,128      4       2,029      4
Orbital Sciences Corporation                                  1,991      4       1,991      4
Quebecor Printing, Inc.                                       1,990      3       1,969      4
AutoZone, Inc.                                                1,724      3       1,782      3
Sybron International Corporation                              1,715      3       1,563      3
Checkfree Holdings Corporation Inc. (a)                       1,635      3       1,596      3
Sybron Dental Specialties Inc.                                1,328      2       1,210      3
Unisource Worldwide, Inc.                                     1,279      2       1,283      2
Information Resources, Inc. (a)                               1,233      2       1,233      2
CSS Industries, Inc.                                          1,229      2       1,236      2
BE Aerospace, Inc.                                            1,185      2       1,225      2
Sprint Spectrum, L.P.                                         1,068      2       1,068      2
Eagle Hardware & Garden, Inc., a wholly-owned subsidiary
    of Lowe's Companies Inc.                                    980      2         985      2
Brodart, Co.                                                    960      2         906      1
AT&T Corporation                                                945      2         945      2
United States Postal Service                                    925      2         925      2
BellSouth Telecommunications, Inc.                              918      1         918      2
Hologic, Inc. (a)                                               852      1         852      1
Cendant Operations, Inc.                                        813      1         807      1
Swat-Fame, Inc.                                                 784      1         654      1
Anthony's Manufacturing Company, Inc.                           764      1         764      1
Other (c) (d)                                                13,999     25      14,615     28
                                                           --------    ---    --------    ---
                                                           $ 56,884    100%   $ 54,104    100%
                                                           ========    ===    ========    ===

(a) Represents the Company's proportionate share of lease revenue from its equity investment.
(b)   Net of proportionate share applicable to its minority interest owners.
(c) Includes proportionate share of lease revenues from the Company's equity investments and net of proportionate share applicable to minority interest owners.
(d)   Includes the CIP(R) real estate interests acquired on September 1, 2004.
(e)   The Company acquired its interest in this property in November 2003.

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

In connection with the Acquisition, the Company recorded above-market rent, in-place lease and tenant relationship intangibles of $22,321. Included in other liabilities allocated to the purchase cost of the Acquisition is a below-market rent intangible of $2,009. These intangibles are being amortized over periods ranging from 19 months to 27 1/2 years. Amortization of below-market and above-market rent intangibles are recorded as an adjustment to revenue.

                             W. P. CAREY & CO. LLC

           (Amounts in thousands, except share and per share amounts)

Goodwill and intangible assets are summarized as follows:

                                                               September 30, 2004    December 31, 2003
                                                               ------------------    -----------------
Amortized intangible assets:
   Management contracts                                        $           59,815    $          59,815
   Less: accumulated amortization                                         (32,942)             (25,262)
                                                               ------------------    -----------------
                                                                           26,873               34,553
                                                               ------------------    -----------------
   Lease intangibles
      In-place lease                                                       13,630                    -
      Tenant relationship                                                   4,863                    -
      Above-market rent                                                     3,828                    -
      Less: accumulated amortization                                         (218)                   -
                                                               ------------------    -----------------
                                                                           22,103                    -
                                                               ------------------    -----------------
Unamortized goodwill and indefinite-lived intangible assets:
   Trade name                                                               3,975                3,975
   Goodwill                                                                63,607               63,607
                                                               ------------------    -----------------
                                                               $          116,558    $         102,135
                                                               ==================    =================

    Below-market rent                                          $           (2,009)   $               -
    Less: accumulated amortization                                              7                    -
                                                               ------------------    -----------------
                                                               $           (2,002)   $               -
                                                               ==================    =================

Amortization of intangibles was $4,516 and $1,688 for the three-month periods ended September 30, 2004 and 2003, respectively, and $7,892 and $5,031 for the nine-month periods ended September 30, 2004 and 2003, respectively.

Scheduled amortization of intangibles for each of the next five years is as follows: $9,648 in 2005, $9,648 in 2006, $9,572 in 2007, $7,837 in 2008 and
$7,837 in 2009.

Note 7. Impairment Charges and Loan Losses:

The Company owns a property that is leased to Livho, Inc. ("Livho"), which operates the property as a Holiday Inn hotel in Livonia, Michigan. The Company has provided Livho with significant financial support over the past several years in order to support the hotel's operations. The Livonia hotel's financial performance has continued to perform below projections even after certain additional investments in the property were placed in service. The Company performed an impairment valuation of the Livonia property in connection with the preparation of the Company's third quarter report on Form 10-Q. This valuation was performed in the third quarter in order to allow time for certain changes in hotel operations to take effect and gauge their impact on cash flow for the first two quarters of 2004. Based on the results of this valuation, the Company has determined that the value of the Livonia property has undergone an other than temporary decline in value, and accordingly, has recognized an impairment charge of $7,500 for the three and nine-month periods ended September 30, 2004.

In February 2003, the Company sold its property in Winona, Minnesota to the lessee for $8,550, consisting of cash of $6,300 and notes receivable with an estimated fair value of $2,250. During the nine-month period ended September 30, 2004, installment payments due under the notes were not paid, however, the Company received a $1,000 settlement payment from the former lessee and has determined that the remaining amounts will not be recovered. The remaining balance of $1,250 has been written off as a loan loss.

As a result of entering into a commitment to sell a property in Toledo, Ohio in June 2004, the Company recognized an impairment charge for the nine-month period ended September 30, 2004 on properties held for sale of $4,700, which is included in discontinued operations. The charge was based on the property's sales price, less estimated costs to sell. The property was sold in July 2004 for $4,175.

                             W. P. CAREY & CO. LLC

           (Amounts in thousands, except share and per share amounts)


The Company recognized impairment charges on other properties held for sale of $1,000 and $1,400, respectively, during the three and nine-month periods ended September 30, 2004, which are included in discontinued operations, and an impairment charge of $550 on real estate held for use for the nine-month period ended September 30, 2004.


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

                                                                  Three Months Ended           Nine Months Ended
                                                                     September 30,               September 30,
                                                               ------------------------    ------------------------
                                                                  2004          2003          2004          2003
                                                               ----------    ----------    ----------    ----------
Net income as reported                                         $   35,154    $   14,047    $   61,727    $   44,294
Add: Stock based compensation included in net income as
   reported, net of related tax effects                               486           466         1,805         1,346
Less: Stock based compensation determined under fair
   value based methods for all awards, net of related tax
   effects                                                           (620)         (629)       (2,277)       (2,059)
                                                               ----------    ----------    ----------    ----------
Pro forma net income                                           $   35,020    $   13,884    $   61,255    $   43,581
                                                               ==========    ==========    ==========    ==========
Earnings per common share as reported
Basic                                                          $      .94    $      .38    $     1.65    $     1.21
Diluted                                                        $      .90    $      .37    $     1.59    $     1.17
Pro forma earnings per common share
Basic                                                          $      .93    $      .38    $     1.64    $     1.19
Diluted                                                        $      .90    $      .36    $     1.58    $     1.16

For the nine-month periods ended September 30, 2004 and 2003, the changes in unearned compensation were as follows:

                                                                  2004          2003
                                                               ----------    ----------
Beginning of period                                            $    4,863    $    5,671
Awards                                                              4,398         3,626
Forfeitures                                                          (134)          (92)
Compensation expense (amortization of unearned compensation)       (2,947)       (2,662)
                                                               ----------    ----------
End of period                                                  $    6,180    $    6,543
                                                               ==========    ==========

For the nine-month periods ended September 30, 2004 and 2003, restricted shares of $221 and $128, respectively, were issued to directors in consideration of services rendered.

During 2003, W.P. Carey International LLC ("WPCI"), a majority-owned subsidiary, granted equity awards to certain of its officers, consisting of restricted stock and options. The awards are being accounted for as a variable plan. Amortization and changes in the fair value of the awards subsequent to the grant date are included in the determination of net income. For the three and nine-month periods ended September 30, 2004, $644 and $1,757, respectively, have been charged as an expense, representing amortization and an increase in fair value of the awards.

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

                             W. P. CAREY & CO. LLC

           (Amounts in thousands, except share and per share amounts)

In July 2004, the Company sold its Leeds, Alabama and Toledo, Ohio properties for $4,625. The Company previously recognized an impairment charge on properties held for sale of $690 in 2003 to write down the Leeds property to the estimated net sales proceeds from the anticipated sale. The $4,700 impairment charge recorded in 2004 on the Toledo property is described in Note 7.

The operations of six properties which are classified as held for sale as of September 30, 2004 and the operations of eleven properties which were sold since January 1, 2003 are included as "Discontinued Operations" for all periods presented in the accompanying condensed consolidated financial statements. A summary of "Discontinued Operations" is as follows:

                                                      Three Months Ended September 30,     Nine Months Ended September 30,
                                                     ---------------------------------    ----------------------------------
                                                           2004             2003                2004               2003
                                                     ---------------   ---------------    ---------------    ---------------
REVENUES:
   Rental income                                     $           238   $           733    $           948    $         2,378
   Interest income from direct financing leases                    -                74                 42                622
   Revenues of other business operations                           -               170                  -              1,694
   Other income                                                2,693                28              2,716                366
                                                     ---------------   ---------------    ---------------    ---------------
                                                               2,931             1,005              3,706              5,060
                                                     ---------------   ---------------    ---------------    ---------------
EXPENSES:
   Depreciation                                                    1               141                128                621
   Property expenses                                              35               483              1,168              2,034
   General and administrative                                      -                 1                  -                  3
   Operating expenses of other business operations                20               162                 15              1,346
   Provision for income taxes                                      -                 -                  -                 35
   Charge on extinguishment of debt                                -               290                  -                290
   Impairment charge on properties held for sale               1,000             1,110              6,100              2,540
                                                     ---------------   ---------------    ---------------    ---------------
                                                               1,056             2,187              7,411              6,869
                                                     ---------------   ---------------    ---------------    ---------------
      Income (loss) before other interest income,
           gain on sale and interest expense                   1,875            (1,182)            (3,705)            (1,809)
   Other interest income                                           -               103                  -                431
   Gain on sale of real estate                                    12               393                 12                547
   Interest expense                                                -               (41)                 -               (134)
                                                     ---------------   ---------------    ---------------    ---------------

      Income (loss) from discontinued operations     $         1,887   $          (727)   $        (3,693)   $          (965)
                                                     ===============   ===============    ===============    ===============

In October 2004, the Company sold two properties located in Kenbridge, Virginia and Panama City, Florida for $775. The properties have been classified as held for sale as of September 30, 2003 in the accompanying condensed consolidated financial statements.

Depreciation expense is not recorded on properties held for sale. The effect of suspending depreciation was $127 and $68 for the three-month periods ended September 30, 2004 and 2003, and $255 and $200 for the nine-month periods ended September 30, 2004, and 2003, respectively.

Note 10. Segment Reporting:

The Company operates in two business segments - management services and real estate operations. The two segments are summarized as follows:

    Three Months Ended September 30,              Management       Real Estate        Other(1)         Total Company
-----------------------------------------      ---------------   ---------------   ---------------    ---------------
Revenues:
              2004                             $        81,463   $        17,860   $           (52)   $        99,271
              2003                                      26,197            16,789               166             43,152

Operating, depreciation, amortization and
interest expenses:
              2004                             $        17,741   $        15,277   $         1,446    $        34,464

                             W. P. CAREY & CO. LLC

           (Amounts in thousands, except share and per share amounts)

              2003                                      13,459             8,074                 -             21,533

Income from equity investments:
              2004                             $           403   $           851   $             -    $         1,254
              2003                                         324               775                 -              1,099

Net operating income (loss)(2):
              2004                             $        64,125   $         4,262   $        (1,498)   $        66,889
              2003                                      13,062            10,144               166             23,372

     Nine Months Ended September 30,              Management       Real Estate        Other(1)         Total Company
-----------------------------------------      ---------------   ---------------   ---------------    ---------------
Revenues:
              2004                             $       131,251   $        54,468   $         4,060    $       189,779
              2003                                      69,168            53,219               766            123,153

Operating, depreciation, amortization and
   interest expenses:
              2004                             $        44,625   $        35,562   $         4,761    $        84,948
              2003                                      38,423            25,982                 -             64,405

Income from equity investments:
              2004                             $         1,119   $         2,766   $             -    $         3,885
              2003                                         810             2,361                 -              3,171

Net operating income (loss)(2):
              2004                             $        87,745   $        23,893   $          (701)   $       110,937
              2003                                      31,555            31,459               766             63,780

As of
  Long-lived assets:
       September 30, 2004                      $        79,038   $       749,132   $         9,400    $       837,570
       December 31, 2003                                75,433           629,767            16,147            721,347

  Total assets:
       September 30, 2004                      $       235,563   $       770,920   $         9,737    $     1,016,220
       December 31, 2003                               214,408           675,113            16,984            906,505

(1) Primarily consists of the Company's other business operations, which includes its hotel operations and the Los Angeles United School District build-to-suit development project. The results of operations for the three and nine-month periods ended September 30, 2004 include a loss in development income related to the build-to-suit project of $1,767 and $1,336, respectively.

(2) Net operating income includes other interest income and excludes gains and losses on sales and foreign currency transactions, provision for income taxes, minority interest and discontinued operations.

Note 11. Pro Forma Financial Information:

The following consolidated pro forma financial information has been presented as if acquisition of interests in 17 properties from CIP(R) by the Company had occurred on January 1, 2004 and 2003 for the three and nine-month periods ended September 30, 2004 and 2003, respectively. In Management's opinion, all adjustments necessary to reflect the Acquisition and the related issuance of common stock of the Company have been made. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.

                                    Three Months Ended September 30,
                                   ---------------------------------
                                         2004             2003
                                   ---------------   ---------------
Pro forma total revenues           $       101,002   $        45,820
Pro forma net income                        35,129            14,424

Pro forma earnings per share:
     Basic                         $           .94   $           .39
     Diluted                       $           .90   $           .38

                             W. P. CAREY & CO. LLC

           (Amounts in thousands, except share and per share amounts)

                                       Nine Months Ended September 30,
                                      ---------------------------------
                                            2004              2003
                                      ---------------   ---------------
Pro forma total revenues              $       196,837   $       131,158
Pro forma net income                           62,216            45,190

Pro forma earnings per share:
     Basic                            $          1.66   $          1.24
     Diluted                          $          1.60   $          1.20

Note 12. Commitments and Contingencies:

As of September 30, 2004, the Company was not involved in any material litigation.

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

Commencing in June 2004, the Company, Carey Financial, and CPA(R):15 have received subpoenas from the staff of the Division of Enforcement of the Commission ("Enforcement Staff") seeking information relating to, among other things, the events and issues addressed in the March 4, 2004 letter. The Company, Carey Financial, and CPA(R):15 have provided information to the Enforcement Staff in response to the subpoenas and are cooperating with the Enforcement Staff. It cannot be determined at this time what action, if any, the Enforcement Staff will pursue or what relief or remedies the Enforcement Staff may seek. There can be no assurance that the effect of the investigation by the Enforcement Staff and any action, relief, or remedies sought by the Enforcement Staff would not be material.

Note 13. Accounting Pronouncements:

In December 2003, the FASB issued Interpretation No. 46(R), "Consolidation of Variable Interest Entities" ("FIN 46(R)"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). FIN 46(R) applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interest. In addition, FIN 46(R) requires additional disclosures.

In accordance with the adoption of FIN 46(R) in January 2004, the Company concluded that Livho is a VIE, with the Company as its primary beneficiary, because the Company has provided it with significant financial support over the past several years in order to support Livho's operations and preserve the value of the property. As a VIE, Livho is consolidated in the accompanying condensed consolidated financial statements as of September 30, 2004. Livho operates a hotel as a Holiday Inn at the Company's property in Livonia, Michigan; its operations were transferred to a separate company in 1998 as a strategy to protect the Company's tax status as a publicly-traded partnership. The real estate assets have historically been reflected in the Company's consolidated financial statements (see Note 7).

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity." SFAS No. 150 establishes standards to classify as liabilities certain financial instruments that are mandatorily redeemable or include an obligation to repurchase and expands disclosures required for such financial statements. Such financial instruments will be measured at fair value with changes in fair value included in the determination of net income. The FASB issued FSP 150-3, which defers the provisions of paragraphs 9 and 10 of SFAS No. 150 indefinitely as they apply to mandatorily redeemable noncontrolling interests associated with finite-lived entities entered into before November 5, 2003. SFAS No 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has interests in five joint ventures that are consolidated and have minority interests that have finite lives and were considered mandatorily redeemable noncontrolling interests prior to the issuance of deferral. Accordingly, in accordance with the deferral noted above, these minority interests have not been reflected as liabilities. The carrying value of these minority interests approximates their estimated fair value as of September 30, 2004.

                             W. P. CAREY & CO. LLC

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Amounts in thousands, except share amounts)

The following discussion and analysis of financial condition and results of operations of W. P. Carey & Co. LLC should be read in conjunction with the condensed consolidated financial statements and notes thereto as of September 30, 2004 of W. P. Carey & Co. LLC and its subsidiaries ("WPC") included in this quarterly report and WPC's Annual Report on Form 10-K for the year ended December 31, 2003. The following discussion includes forward-looking statements. Forward-looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of WPC. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate", "believe", "expect", "estimate", "intend", "could", "should", "would", "may," or similar expressions. Do not unduly rely on forward-looking statements. They give WPC's expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of WPC to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. The risk factors are fully described in Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2003. Accordingly, such information should not be regarded as representations by WPC that the results or conditions described in such statements or objectives and plans of WPC will be achieved. Additionally, a description of WPC's critical accounting estimates is included in the management's discussion and analysis in the Annual Report on Form 10-K for the year ended December 31, 2003. There has been no significant change in such critical accounting estimates.

EXECUTIVE OVERVIEW

Business Overview

WPC is currently the advisor ("Advisor") to four publicly-owned real estate investment trusts:, Corporate Property Associates 12 Incorporated ("CPA(R):12"), Corporate Property Associates 14 Incorporated ("CPA(R):14"), Corporate Property Associates 15 Incorporated ("CPA(R):15"), Corporate Property Associates 16-Global Incorporated ("CPA(R):16-Global") and through August 31, 2004, Carey Institutional Properties Incorporated ("CIP(R)") (collectively, the "CPA(R) REITs"). CPA(R):16-Global was formed in 2003. WPC has two primary business operations: real estate operations and management services operations.

In August 2004, the shareholders of CIP(R) and CPA(R):15, approved a merger agreement whereby CPA(R):15 acquired CIP(R)'s business operations on September 1, 2004 in a merger ("Merger"). CIP(R) shareholders had the option of exchanging CIP(R) shares for CPA(R):15 shares or redeeming CIP(R) shares for cash (see Current Developments and Trends below).

How WPC Earns Revenue

Revenues from the management services operations are earned by providing services to the CPA(R) REITs in connection with structuring and negotiating acquisition and debt placement transactions (transaction fees) and providing on-going management of the portfolio (asset-based management and performance fees). Asset-based management and performance fees for the CPA(R) REITs are determined based on real estate assets under management. WPC may also earn incentive and disposition fees in connection with providing liquidity alternatives to CPA(R) REIT shareholders. As funds available to the CPA REITs are invested in properties, the asset base for which WPC earns revenue increases. WPC may elect to collect performance fee revenue in cash or shares of the CPA REITs at WPC's option. The revenues and income of this business segment are subject to fluctuation because the volume and timing of transactions that are originated on behalf of the CPA(R) REITs are subject to various uncertainties including competition for net lease transactions, the requirement that each acquisition meet suitability standards and due diligence requirements including approval of each purchase of real estate by the Investment Committee of the Board of Directors and the ability to raise capital on behalf of the CPA(R) REITs.

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

How WPC Evaluates Results of Operations

Management evaluates the results of WPC with a primary focus on increasing and enhancing the value and quality of the assets under management of its management services operation and seeking to increase value in its real estate

                             W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Continued)
           (dollars in thousands, except share and per share amounts)

operations through focusing its efforts on underperforming assets through re-leasing efforts, including negotiation of lease renewals, or selectively selling such assets. The ability to increase assets under management by structuring acquisitions on behalf of the CPA(R) REITs is affected by the CPA(R) REITs ability to raise capital. WPC is currently managing CPA(R):16-Global's "best efforts" public offering. CPA(R):16-Global has filed a registration statement which is not yet effective, for a second offering. Management's evaluation of operating results includes WPC's ability to generate necessary cash flow in order to increase its distribution rate to its shareholders. As a result, management's assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but has no impact on cash flow and on other noncash charges such as depreciation and impairment charges. In evaluating cash flow from operations, management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of noncash charges such as depreciation and amortization. Management does not consider unrealized gains and losses from foreign currency when evaluating its ability to fund dividends. Management's evaluation of WPC's potential for generating cash flow is based on long-term assessments of both its real estate portfolio and its assets under management.

Current Developments and Trends

If general economic conditions continue to improve, inflation and interest rates are expected to continue to rise as well. In addition, competition for both real estate properties and for investors' money continues to increase. These trends generally present challenges to the real estate leasing market. Management feels that its objective of maintaining a diverse portfolio of properties with long-term leases and long-term, fixed rate debt obligations provides investors protection from these trends.

WPC's objective is to increase shareholder value and earnings through prudent management of both its real estate assets and the real estate assets of the CPA(R) REITs, through the expansion of its investment management business and opportunistic investments. WPC expects to evaluate a number of different opportunities in a variety of property types and geographic locations and to pursue the most attractive opportunities based upon its analysis of the risk/return tradeoffs. WPC will continue to own properties as long as it believes ownership helps attain its objectives. To that end, Management is seeking to continue to invest in the international commercial real estate market as a means of diversifying the portfolios of its managed CPA(R) REITs. While more complex and generally requiring a longer lead-time to complete, international transactions currently provide the benefits of more favorable interest rates and greater flexibility to leverage the underlying property.

For the nine months ended September 30, 2004, cash flow generated from operations and equity investments were sufficient to fund dividends paid and meet other obligations including partial funding for the purchase of interests in 17 properties from CIP(R) prior to the Merger, paying scheduled mortgage principal payments and making distributions to minority interests which hold ownership interests in several WPC properties.

Current developments include:

Prior to the Merger, WPC acquired interests in 17 properties ("Acquisition"), from CIP(R) for $142,161 (including the pro rata values of properties which, for financial reporting purposes, will be accounted for under the equity method of accounting). The purchase price is comprised of $115,158 in cash and WPC's assumption of $27,003 in limited recourse mortgage notes payable. The purchase price was based on a third party valuation of CIP(R)'s properties, and in total represented approximately 20% of the total appraised value of the CIP(R) portfolio prior to the Acquisition. The properties are primarily single tenant net-leased properties totaling approximately 2.4 million square feet, with remaining lease terms ranging from nineteen months to over ten years. Seven of the properties are encumbered with limited recourse mortgage financing at fixed rates of interest ranging from 7.5% to 10% and maturity dates ranging from December 2007 to June 2012. Annual cash flow from the interests acquired in the Acquisition is projected to be $8,885.

During the quarter ended September 30, 2004, WPC structured approximately $335,000 in investments on behalf of the CPA(R) REITs. Through September 30, 2004, CPA(R):16-Global has raised $397,000 pursuant to its "best efforts" public offering.

In connection with the Merger and related activities, WPC exchanged its shares of CIP(R) for 1,098,367 shares of CPA(R):15, at an exchange ratio of 1.09 shares of CPA(R):15 for each CIP(R) share redeemed. In providing a liquidity event for CIP(R) shareholders, WPC earned incentive fees of $23,681 and disposition fees of $18,414. Additionally,

                             W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Continued)
           (dollars in thousands, except share and per share amounts)

disposition fees received of $4,265 were not earned for financial reporting purposes but applied as a reduction in the cost basis of the properties acquired. WPC also earned transaction fees of $11,493 on CPA(R):15's acquisition of $571,000 of real estate interests from CIP(R) and were based on the cash component related to the merger.

WPC has filed, on behalf of CPA(R):16-Global, a registration statement with the United States Securities and Exchange Commission for a second offering of shares of common stock which has not yet been declared effective. The second offering will be for a maximum of 80,000,000 shares at a price of $10 per share and will register up to 40,00,000 shares for the Distribution Reinvestment and Share Purchase Plan.

In September 2004, the Board of Directors of WPC approved and increased the third quarter dividend to $.44 per share payable on October 15, 2004 to shareholders of record as of September 30, 2004.

WPC owns a property in Livonia, Michigan, which it operates as a Holiday Inn hotel. The Livonia hotel's financial performance has deteriorated steadily since the year 2000. WPC has determined that the value of the Livonia property has undergone an other than temporary decline in value, and accordingly has recognized an impairment charge of $7,500 (see Impairment Charges and Loan Losses below).

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

Real Estate Operations

                                          For the Three Months Ended September 30,     For the Nine Months Ended September 30,
                                         -----------------------------------------    -----------------------------------------
                                            2004           2003          Change          2004           2003           Change
                                         -----------    -----------    -----------    -----------    -----------    -----------
Lease revenues                           $    16,992    $    16,195    $       797    $    49,121    $    48,667    $       454
Other operating income                           868            594            274          5,347          4,552            795
                                         -----------    -----------    -----------    -----------    -----------    -----------
     Total revenue                            17,860         16,789          1,071         54,468         53,219          1,249
                                         -----------    -----------    -----------    -----------    -----------    -----------

Depreciation and amortization                  2,846          2,559            287          8,028          8,052            (24)
General and administrative                     1,261            424            837          3,160          1,891          1,269
Impairment charges and loan losses             6,500              -          6,500          9,300            272          9,028
Property expenses                              1,006          1,445           (439)         4,477          4,389             88
Interest expense                               3,664          3,646             18         10,597         11,378           (781)
                                         -----------    -----------    -----------    -----------    -----------    -----------
     Operating, depreciation and
         interest expenses                    15,277          8,074          7,203         35,562         25,982          9,580
                                         -----------    -----------    -----------    -----------    -----------    -----------
                                               2,583          8,715         (6,132)        18,906         27,237         (8,331)

Other interest income                            828            654            174          2,221          1,861            360
Income from equity investments                   851            775             76          2,766          2,361            405
                                         -----------    -----------    -----------    -----------    -----------    -----------

     Net operating income                      4,262         10,144         (5,882)        23,893         31,459         (7,566)

Other Income/Expenses:
Minority interest in (income) loss              (108)             9           (117)          (318)           (82)          (236)
Gain on foreign currency transactions            163             97             66            569            593            (24)
Provision for income taxes                      (867)          (563)          (304)        (1,589)        (2,149)           560
                                         -----------    -----------    -----------    -----------    -----------    -----------

 Income from continuing operations       $     3,450    $     9,687    $    (6,237)   $    22,555    $    29,821    $    (7,266)
                                         ===========    ===========    ===========    ===========    ===========    ===========

Lease Revenues - For the comparable quarters ended September 30, 2004 and 2003, lease revenues (rental income and interest income from direct financing leases) increased by $797. The increase is primarily due to revenue of $932 from properties acquired in the Acquisition, the positive effect of increases in average foreign currency exchange rates, which contributed $158 and revenue of $125 from new leases. These increases were partially offset by the consolidation of Livho, Inc.'s operations in connection with the adoption of FIN 46(R) (see
Note 13 of the accompanying condensed consolidated financial statements). Prior to the consolidation of Livho's operations, Livho contributed lease revenue of $450 during the third quarter of 2003.

For the comparable nine-month periods ended September 30, 2004 and 2003, lease revenues increased by $454 primarily due to the same factors as described above. Increases of $932 from the Acquisition, $475 from the positive effect of increases in average foreign currency exchange rates and $375 from new leases were partially offset by a reduction of $1,350 related to Livho.

                             W. P. CAREY & CO. LLC

               Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Continued)
           (dollars in thousands, except share and per share amounts)

Excluding the impact of the Livho consolidation, lease revenues increased by $1,247 and $1,804 for the three and nine-month periods ended September 30, 2004, respectively, as compared to the prior year's comparable periods.

Annual contractual lease revenues from the properties acquired in the Acquisition approximate $11,322.

Other Operating Income - Other operating income generally consists of lease termination payments and other non-rent related revenues from real estate operations including, but not limited to, settlements of claims against former lessees. WPC receives settlements in the ordinary course of business; however, the timing and amount of such settlements cannot always be estimated. For the comparable quarters ended September 30, 2004 and 2003, other operating income increased $274 primarily due an increase in operating expense reimbursements received from tenants of $671 in 2004 as compared to $507 in 2003.

For the comparable nine-month periods ended September 30, 2004 and 2003, other operating income increased $795 primarily due to the same factors as described above. WPC received bankruptcy claim distributions and other settlement income from former lessees of $3,779 and $3,082 in 2004 and 2003, respectively.

Depreciation and Amortization - For the comparable quarters ended September 30, 2004 and 2003, depreciation and amortization expense increased by $287. The increase is primarily a result of depreciation and amortization expense recognized on the properties acquired in the Acquisition which represented $253 for the three-month period ended September 30, 2004. Annual depreciation and amortization expense from the Acquired properties will approximate $6,087.

For the comparable nine-month periods ended September 30, 2004 and 2003, depreciation and amortization expense did not change significantly.

General and Administrative Expenses - For the comparable three and nine-month periods ended September 30, 2004 and 2003, general and administrative expenses increased $837 and $1,269, respectively. The increases are primarily due to increases in fees for accounting, auditing and consulting services related to SEC compliance matters, including the Sarbanes-Oxley Act, and internal audit fees, as well as an increase in legal fees related to SEC matters.

Impairment Charges and Loan Losses - For the quarter ended September 30, 2004, WPC recorded impairment charges of $7,500 related to the writedown of WPC's Livonia property, partially offset by the adjustment of $1,000 on a previous write-off of a note receivable of $2,250 recorded during the first quarter of 2004 in connection with receiving a final payment on the note in the third quarter. WPC performed an impairment valuation of the Livonia property in connection with the preparation of WPC's third quarter report on Form 10-Q. This valuation was performed in the third quarter in order to allow time for certain changes in hotel operations to take effect and gauge their impact on cash flow for the first two quarters of 2004.

For the comparable nine-month periods ended September 30, 2004 and 2003, impairment charges and loan losses increased $9,028 primarily due to the same factors as described above, as well as an additional impairment charge of $550 related to the writedown of a property to its estimated fair value in 2004. During 2003, WPC recognized impairment charges of $272.

Property Expenses - For the comparable three-month periods ended September 30, 2004 and 2003, property expenses decreased $439, primarily due to an increase in the allowance for bad debt of $450 in 2003 related to WPC's Livonia property. As described above, the Livonia property's financial performance had deteriorated, and Livho, Inc. was

                             W. P. CAREY & CO. LLC

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Continued)
           (dollars in thousands, except share and per share amounts)

unable to keep current on its monthly rent payments of $150. In addition, there were increases in carrying costs on several vacant or partially vacant properties.

For the comparable nine-month periods ended September 30, 2004 and 2003, property expenses were stable.

While WPC considers single-tenant net leasing to be its primary real estate operation, several net leases have expired and, as a result, the number of properties which are multi-tenant, vacant or partially vacant has increased. WPC is aggressively remarketing these properties or evaluating alternatives, including, but not limited to, re-leasing the vacant or partially vacant properties on a multi-tenant basis. In October 2004, WPC sold two vacant properties located in Leeds, Alabama and Kenbridge, Virginia for $600 and $175, respectively.

Interest Expense - For the comparable three-month periods ended September 30, 2004 and 2003, interest expense did not change significantly because a decrease in mortgage interest was offset by an increase in interest on WPC's credit facility. The decrease in mortgage interest was primarily due to paying off mortgages on two properties in 2004 and five properties in 2003. This decrease was partially offset by the refinancing of the Pantin, France property in the fourth quarter of 2003 and an increase in interest on mortgages assumed in the Acquisition. The assumed mortgage contributed $155 of interest expense for the three and nine-month periods ended September 30, 2004. Interest on WPC's credit facility increased due to an increase in its average outstanding balance.

Interest expense decreased $781 for the comparable nine-month periods ended September 30, 2004 and 2003, primarily due to lower outstanding balances on WPC's mortgage notes payable during 2004, primarily as a result of the factors described above. Interest on WPC's credit facility remained relatively stable for the comparable periods.

Annual debt service from paying off mortgages is approximately $3,020. Annual debt service on mortgages assumed in the Acquisition is approximately $3,148.

Income From Equity Investments - For the comparable three and nine-month periods ended September 30, 2004 and 2003, income from equity investments increased by $76 and $405, respectively, primarily due to the acquisition of a 22.5% interest in the eight Carrefour, S.A. properties in France in November 2003. The Carrefour investment contributed equity income of $123 and $430 for the three and nine-month periods ended September 30, 2004.

In connection with the Acquisition, WPC acquired CIP(R)'s 50% interest in a general partnership. WPC will record a loss related to this investment for financial reporting purposes because of recurring non-cash charges. WPC's share of annual cash flow (contractual lease revenues, net of property-level debt service) from the partnership interest is projected to be $712.

Equity investments will also be affected by the acquisition of the remaining 81.46% interest in a limited partnership (one of the interests acquired in the Acquisition), in which it previously owned an 18.54% interest as a limited partner. Prior to this acquisition, WPC accounted for its 18.54% interest as an equity investment. As a result of the Acquisition, as of September 1, 2004, WPC now consolidates the accounts of its 100% ownership in the partnership. Equity income from the 18.54% interest prior to the Acquisition was approximately $450.

Income from Continuing Operations - For the comparable quarters ended September 30, 2004 and 2003, income from continuing operations decreased to $3,450 from $9,687. The decrease is primarily due to impairment charges of $6,500 during the current quarter and an increase in general and administrative expense partially offset by an increase in lease revenues and a decrease in property expenses, as described above.

For the comparable nine-month periods ended September 30, 2004 and 2003, income from continuing operations decreased to $22,555 from $29,821 primarily due to impairment charges totaling $9,300 for the nine-month period ended September 30, 2004, and an increase in general and administrative expense, partially offset by increases in lease revenues, other operating income, and income from equity investments and a decrease in interest expense.

\
                             W. P. CAREY & CO. LLC

               Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Continued)
           (dollars in thousands, except share and per share amounts)

Management Services Operations

                                        For the Three Months Ended September 30,     For the Nine Months Ended September 30,
                                       -----------------------------------------    -----------------------------------------
                                          2004           2003          Change          2004           2003           Change
                                       -----------    -----------    -----------    -----------    -----------    -----------
Management income from affiliates      $    39,368    $    26,197    $    13,171    $    89,156    $    69,168    $    19,988
Incentive and subordinated
disposition fees                            42,095              -         42,095         42,095              -         42,095
                                       -----------    -----------    -----------    -----------    -----------    -----------
                                            81,463         26,197         55,266        131,251         69,168         62,083
                                       -----------    -----------    -----------    -----------    -----------    -----------

Depreciation and amortization                4,439          1,781          2,658          8,066          5,331          2,735
General and administrative                  13,302         11,678          1,624         36,524         33,092          3,432
Interest expense                                 -              -              -             35              -             35
                                       -----------    -----------    -----------    -----------    -----------    -----------
    Operating, depreciation and
        interest expenses                   17,741         13,459          4,282         44,625         38,423          6,202
                                       -----------    -----------    -----------    -----------    -----------    -----------
                                            63,722         12,738         50,984         86,626         30,745         55,881

Income from equity investments                 403            324             79          1,119            810            309
                                       -----------    -----------    -----------    -----------    -----------    -----------

    Net operating income                    64,125         13,062         51,063         87,745         31,555         56,190

Minority interest in (income) loss          (1,067)            13         (1,080)        (1,022)            13         (1,035)
Provision for income taxes                 (31,743)        (8,154)       (23,589)       (43,157)       (16,896)       (26,261)
                                       -----------    -----------    -----------    -----------    -----------    -----------

    Net income                         $    31,315    $     4,921    $    26,394    $    43,566    $    14,672    $    28,894
                                       ===========    ===========    ===========    ===========    ===========    ===========

Management Income from Affiliates - For the comparable quarters ended September 30, 2004 and 2003, management income from affiliates increased $13,171 due to increases in transaction fees of $12,585 and asset-based management and performance fees of $586.

For the comparable nine-month periods ended September 30, 2004 and 2003, management income from affiliates increased $19,988 due to an increase in transaction fees of $15,618, and an increase in asset-based management and performance fees of $4,370. The increase in transaction fees for the three and nine-month periods ended September 30, 2004 and 2003 includes transaction fees of $11,493 earned by WPC in connection with the Merger. Transaction fees also included fees from structuring acquisitions and financing on behalf of the CPA(R) REITs. WPC structured $335,000 of acquisitions for the quarter ended September 30, 2004 as compared with $211,000 in the comparable prior year quarter, and structured $829,000 of acquisitions for the nine-month period ended September 30, 2004 as compared with $332,000 for the comparable prior year nine-month period. The increase in asset-based fees resulted from an approximate 31% increase in the asset base of the CPA(R) REITs since September 30, 2003 (including the asset base of the interests in properties acquired by WPC in the Acquisition). There will be no effect on asset-based fees related to the CIP(R) properties involved in the Acquisition. Annual asset-based fees related to the interests in properties acquired by WPC prior to the Acquisition, were approximately $1,422, and WPC will no longer receive these asset-based fees.

Based on assets under management of the CPA(R) REITs as of September 30, 2004, annualized management and performance fees under the advisory agreements are approximately $48,723. As the real estate asset bases of the CPA(R) REITs continue to increase, management and performance fees are projected to continue to increase.

Acquisition activity is subject to fluctuations. WPC is facing increased competition for the acquisition of commercial and industrial properties. This competition is from insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs. WPC also faces competition from institutions that provide or

                             W. P. CAREY & CO. LLC

               Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Continued)
          (dollars in thousands, except share and per share amounts)

arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. Currently, WPC is evaluating a number of proposed transactions on behalf of the CPA(R) REITs.

A portion of the CPA(R) REIT transaction and management fees are based on each CPA(R) REIT meeting specific performance criteria and is earned only if the criteria are achieved. The performance criterion for CPA(R):16-Global has not yet been satisfied as of September 30, 2004, resulting in $6,748 in transaction fees and $426 in performance fees not being recognized by WPC for the nine-month period ended September 30, 2004. The performance criterion for CPA(R):16-Global is a cumulative preferred return of 6%. As of September 30, 2004, the cumulative distribution rate for CPA(R):16-Global is approximately 4.6%.

Based on management's current assessment, CPA(R):16-Global is expected to meet the cumulative preferred return by 2007, at which time, all cumulative unrecognized fees will be recognized by WPC. There is no assurance that the preferred return will be achieved as projected. WPC cannot collect any fees which are subject to preferred return criteria until after such criteria are met.

Incentive and subordinated disposition fees - In connection with the Merger, WPC earned fees from CIP(R), in addition to the asset based fees and structuring fees mentioned above, as follows: incentive fees of $23,681 and subordinated disposition fees of $18,414. Incentive and disposition fees are generally earned in connection with events which provide liquidity or alternatives to CPA(R) REIT shareholders. While WPC anticipates that such events will occur again, no liquidity events are currently being planned and the timing of such events cannot be predicted with any certainty.

Depreciation and Amortization - For the comparable three and nine-month periods ended September 30, 2004 and 2003, depreciation and amortization expense increased by $2,658 and $2,735, respectively. The increase is primarily due to accelerated amortization of certain intangible assets relating to the management contract with CIP(R) of $2,798.

General and Administrative Expenses - For the comparable quarters ended September 30, 2004 and 2003, general and administrative expenses increased $1,624 primarily due to an increase in personnel costs of $1,064 and increased costs of $342 for legal and accounting services. The increase in personnel costs was primarily associated with higher transaction volume, partially offset by a decease in fundraising activity during the comparable quarters. A significant portion of personnel costs is directly related to CPA(R) REIT capital raising and transactions activities. WPC structured approximately $124,000 more in transactions for the three-month period ended September 30, 2004 when compared with the three-month period ended September 30, 2003, and there was a decrease in fundraising volume of approximately $35,000.

For the comparable nine-month periods ended September 30, 2004 and 2003, general and administrative expenses increased $3,432 primarily due to an increase in personnel costs of $2,684. The increase in personnel costs was primarily attributable to higher transaction volume during the comparable periods as well as a $1,143 increase in personnel costs related to charges for amortization of unearned compensation from share incentive plan awards to officers and employees of WPC. These increases were partially offset by a decrease in capital raising activities. WPC structured approximately $287,000 more in transactions for the nine-month period ended September 30, 2004 compared with the nine-month period ended September 30, 2003. For the comparable nine-month periods ended September 30, 2004 and 2003, there was a decrease in fund raising volume of approximately $145,000.

Provision for Income Taxes - For the comparable three and nine-month periods ended September 30, 2004 and 2003, the provision for income taxes increased $23,589 and $26,261, respectively, primarily due to an increase in net operating income from management services operations for the comparable periods. For the three and nine-month periods ended September 30, 2004, approximately 97% and 95%, respectively, of management revenues were earned by a taxable, wholly-owned subsidiary.

Net Income - For the comparable quarters ended September 30, 2004 and 2003, net income increased to $31,315 from $4,921. For the comparable nine-month periods ended September 30, 2004 and 2003, net income increased to $43,566 from $14,672. The increase for the comparable three and nine-month periods is primarily related to the incentive and subordinated disposition fees earned in connection with the Merger, and an increase in management income from affiliates, partially offset by increases in depreciation and amortization, and general and administrative expenses and the income tax provision.

                             W. P. CAREY & CO. LLC

               Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Continued)
          (dollars in thousands, except share and per share amounts)

Other

In 2002, a wholly-owned indirect subsidiary of WPC entered into a build-to-suit development management agreement with the Los Angeles United School District ("District") with respect to the development and construction of a new high school. Under the build-to-suit agreement, the subsidiary's role is that of a development manager pursuant to provisions of the California Education Code. The subsidiary, in turn, engaged a general contractor to undertake the construction project. Under the construction agreement with the general contractor, a subsidiary is acting as a conduit for the payments made by School District and is only obligated to make payments to the general contractor based on payments received, except for a maximum guarantee of up to $2,000 for nonpayment. WPC and the District are currently preparing for an arbitration proceeding relating to certain disagreements regarding the costs of the project and whether WPC is entitled to reimbursement for incurring these costs. The recognition of income on the project is being recognized using a blended profit margin under the percentage of completion method of accounting. Due to its disputes with the District and a change in estimate of profit on the development project, WPC has recognized a loss in development income of $1,767 and $1,336 for the three and nine-month periods ended September 30, 2004.

FINANCIAL CONDITION:

Uses of Cash During the Period

There has been no material change in WPC's financial condition since December 31, 2003. Cash and cash equivalents totaled $23,154 as of September 30, 2004, a decrease of $1,205 from the December 31, 2003 balance. Management believes WPC has sufficient cash balances to meet its working capital needs. WPC's use of cash during the period is described below.

Operating Activities - Cash flows from operating activities and distributions received from equity investments for the nine-month period ended September 30, 2004 of $113,812 were sufficient to fund dividends to shareholders of $48,614. During 2004, WPC received fees of $34,593 in connection with structuring transactions on behalf of the CPA(R) REIT's, including $6,385 in transaction fees related to the Merger, and the receipt of its annual installment of deferred acquisition fees of $5,978 received in January 2004. The next installment payable in January 2005 is expected to be approximately $8,950. The installments are subject to certain subordination provisions. In addition, as a result of the Merger, WPC received incentive fees of $23,681 and disposition fees of $22,679. WPC also received fees of $18,657 during the first nine months of 2004 from providing asset-based management services to the CPA(R) REIT's. WPC's real estate operations provided cash flows (contractual lease revenues, net of property-level debt service) of approximately $35,090.

Investing Activities - WPC's investing activities are generally comprised of real estate purchases and capitalized property related costs. During the period, WPC used $117,020 for purchases of real estate, equity investments and capital expenditures at existing properties. The expenditures included using $111,230 in connection with the Acquisition, $4,094 to fulfill obligations related to the purchase of its 22.5% interest in the eight Carrefour, S.A. properties in France, and $1,498 of capital expenditures at several existing properties. In June 2004, WPC received $7,185 from the release of an escrow account in connection with a property sale in 2003. In July 2004, WPC received net proceeds of $4,430 related to the sales of properties. In January 2004, WPC paid its annual installment of deferred acquisition fees of $524 to WPC's former management company relating to 1998 and 1999 property acquisitions. The remaining obligation as of September 30, 2004 is $1,709. WPC expects to use cash from operations to fund the remaining obligation.

Financing Activities - In addition to paying dividends to shareholders, WPC's financing activities included increasing its outstanding balance on its credit facility by $58,000, using $9,962 to satisfy its limited recourse mortgage financing on its Erlanger, Kentucky properties, making scheduled mortgage principal installments of $6,882, paying $1,262 in financing costs, primarily in connection with the new credit facility obtained in May 2004 and distributing $1,101 to minority partners. The proceeds from the increase in borrowing under the credit facility along with the fees

                             W. P. CAREY & CO. LLC

               Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Continued)
          (dollars in thousands, except share and per share amounts)

received from the Merger, were primarily utilized to fund the Acquisition. WPC raised $3,662 from the issuance of shares primarily through WPC's Distribution Reinvestment and Share Purchase Plan. WPC issued its final installment of shares pursuant to its 2000 merger agreement (500,000 shares valued at $13,734 were issued during the nine-month period ended September 30, 2004 based on meeting performance criteria as of December 31, 2003).

In the case of limited recourse mortgage financing that does not fully amortize over its term or is currently due, WPC is responsible for the balloon payment only to the extent of its interest in the encumbered property because the holder has recourse only to the collateral. In the event that balloon payments come due, WPC may seek to refinance the loans, restructure the debt with the existing lenders or evaluate its ability to satisfy the obligation from its existing resources including its revolving line of credit. To the extent the remaining initial lease term on any property remains in place for a number of years beyond the balloon payment date, WPC believes that the ability to refinance balloon payment obligations is enhanced. WPC also evaluates all its outstanding loans for opportunities to refinance debt at lower interest rates that may occur as a result of decreasing interest rates or improvements in the credit rating of tenants. WPC believes it has sufficient resources to pay off the loans in the event they are not refinanced. In addition, 74% of WPC's outstanding mortgage debt has fixed rates of interest so that debt service obligations will not be significantly affected by any increases in interest rates.

The Acquisition (including the pro rata share of equity investments) is expected to generate annual cash flow of approximately $8,885 as follows:

                                                                       Annual           Annual        Annual Estimated
         Lease Obligor                Property Location(1)        Contractual Rent   Debt Service         Cash Flow
--------------------------------  ----------------------------    ----------------  ---------------   ---------------
Titan Corporation (2)             San Diego, CA                   $         2,331                 -   $         2,331
Omnicom Group, Inc.               Venice, CA                                1,083   $           936               147
EnviroWorks Corporation           Apopka, FL                                1,564               779               785
Sicor, Inc. (3)                   San Diego, CA                             1,473               761               712
Michigan Mutual Insurance
 Company                          Charleston, SC                            1,382               836               546
Sears Logistics, Inc.             Jacksonville, FL                            933                 -               933
Hibbett Sporting Goods, Inc.      Birmingham, AL                              784               456               328
K mart Corporation                Drayton Plains, MI; Citrus
                                   Heights, CA                                390                 -               390
Qwest Communications, Inc.        Scottsdale, AZ                              270               141               129
Xerox Corporation                 Hot Springs, AR                             165                 -               165
Lucent Technologies, Inc.         Charlotte, NC                             2,035                 -             2,035
Affiliated Foods Southwest, Inc.  Hope, AR and Little Rock, AR                384                 -               384
                                                                  ---------------   ---------------   ---------------
                                                                  $        12,794   $         3,909   $         8,885
                                                                  ===============   ===============   ===============

(1)   WPC also acquired a property in Denton, Texas which is vacant.

(2)   Excludes an 18.54% interest which WPC owned prior to the Acquisition.

(3)   Represents WPC's pro rata share of equity investment.

Cash Resources

As of September 30, 2004, WPC has $23,154 in cash and cash equivalents, which can be used for working capital needs and other commitments and may be used for future real estate purchases. WPC entered into a new credit facility in May 2004, which is also available to meet working capital needs and other commitments. In addition, debt may be incurred on unleveraged properties with a carrying value of $388,195 as of September 30, 2004 and any proceeds may be used to finance future real estate purchases.

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

                             W. P. CAREY & CO. LLC

               Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Continued)
           (dollars in thousands, except share and per share amounts)

WPC to maintain a minimum equity value and to meet or exceed certain operating and coverage ratios. WPC is in compliance with these covenants. Amounts drawn on the credit facility bear interest at a rate indexed to the London Inter-Bank Offered Rate.

                                September 30, 2004                   December 31, 2003
                           ----------------------------        ---------------------------
                            Maximum         Outstanding         Maximum        Outstanding
                           Available          Balance          Available         Balance
                           ---------        -----------        ---------       -----------
Credit Facility            $ 225,000        $    87,000        $ 225,000       $    29,000

Cash Requirements

During the next twelve months, cash requirements will include paying dividends to shareholders, scheduled mortgage principal payments, making distributions to minority partners as well as other normal recurring operating expenses. In addition, there is $4,919 in scheduled balloon payments on limited recourse mortgage loans due during the remainder of 2004. WPC may also seek to use its cash to purchase new properties to further diversify its portfolio and maintain cash balances sufficient to meet working capital needs. WPC may issue additional shares in connection with purchases of real estate when it is consistent with the objectives of the seller.

WPC may incur capital expenditures of up to approximately $2,644 at various properties during the remainder of 2004 and early 2005. The capital expenditures will primarily be for tenant and property improvements in order to enhance a property's cash flow or marketability for re-leasing or sale. This includes expected environmental costs of $1,500 to be funded by WPC to prepare the Red Bank property for sale to a third party. WPC has received a grant from an agency of the State of Ohio, which will reimburse it for certain environmental costs at Red Bank. In addition, WPC has entered into an agreement to share certain other of the expected environmental costs with a third party which operated a business at the property prior to WPC's ownership. Additionally, WPC has commenced negotiating a property improvement plan in connection with renewing the franchise license with Holiday Inn at the Livonia hotel. WPC currently estimates it may spend less than $1,000 over the next two years if it intends to comply with the plan. WPC is evaluating redevelopment plans for the Broomfield property but has not determined the cost of such redevelopment.

OFF-BALANCE SHEET AND AGGREGATE CONTRACTUAL AGREEMENTS

WPC has provided a guarantee of $2,000 related to the development project in Los Angeles, California.

A summary of WPC's obligations, commitments and guarantees under contractual arrangements as of September 30, 2004 are as follows:

(in thousands)                          Total        2004         2005         2006         2007         2008      Thereafter
                                     ----------   ----------   ----------   ----------   ----------   ----------   ----------
Obligations:
    Mortgage notes payable           $  187,757   $    7,146   $    9,212   $   23,660   $   25,970   $   11,182   $  110,587
    Unsecured credit facility            87,000            -            -            -       87,000            -            -
    Deferred acquisition fees             1,709            -          524          524          524          132            5

Commitments and Guarantees:
    Development project                   2,000        2,000            -            -            -            -            -
    Share of minimum rents payable
      under office cost-sharing
      agreement                           8,917          128          698          766          866          833        5,626
                                     ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                     $  287,383   $    9,274   $   10,434   $   24,950   $  114,360   $   12,147   $  116,218
                                     ==========   ==========   ==========   ==========   ==========   ==========   ==========

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

WPC's long-term debt of $138,132 bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of September 30, 2004 ranged from 2.95% to 6.44%. The interest on the fixed rate debt as of September 30, 2004 ranged from 6.11% to 10.00%.

Advances from the line of credit bear interest at an annual rate of either (i) the one, two, three or six-month LIBOR, plus a spread which ranges from 0.6% to 1.45% depending on leverage or corporate credit rating or (ii) the greater of the bank's Prime Rate and the Federal Funds Effective Rate, plus .50%, plus a spread of up to .125% depending on WPC's leverage.

                        2004          2005          2006          2007          2008       Thereafter      Total      Fair Value
                     ----------    ----------    ----------    ----------    ----------    ----------    ----------   ----------
Fixed rate debt      $    6,592    $    6,979    $   21,159    $   23,204    $    8,128    $   72,070    $  138,132   $  139,495
Weighted average
    interest rate          8.74%         7.59%         7.22%         7.91%         7.68%         7.31%
Variable rate debt   $      554    $    2,233    $    2,501    $   89,766    $    3,054    $   38,517    $  136,625   $  136,625

Annual interest expense would increase or decrease on variable rate debt by approximately $1,366 for each 1% increase or decrease in interest rates. A change in interest rates of 1% would impact the fair value of WPC's fixed rate debt at September 30, 2004 by approximately $4,600.

WPC conducts business in France. Accordingly, WPC is subject to foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies and this may affect our future costs and cash flows; however, exchange rate movements to date have not had a significant effect on WPC's financial position or results of operations. For the three and nine-month periods ended September 30, 2004, WPC recognized $86 and $425, respectively, in foreign currency transaction gains in connection with the transfer of cash from foreign operating subsidiaries to the parent company, compared with $23 and $520 for the three and nine-month periods ended September 30, 2003. The cash received was subsequently converted into dollars. In addition, for the three and nine-month periods ended September 30, 2004, WPC recognized unrealized foreign currency gains of $76 and $144, respectively, compared with a gain of $132 for the three and nine-month period ended September 30, 2003. The cumulative foreign currency translation adjustment reflects a loss of $204, which is included in accumulated other comprehensive income in the accompanying condensed consolidated financial statements. To date, WPC has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 4. - CONTROLS AND PROCEDURES

The Company's disclosure controls and procedures include the Company's controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is accumulated and communicated to the Company's management, including its Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported, within the required time periods.

The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of September 30, 2004.

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

There have been no changes during the most recent fiscal quarter in the Company's internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                              W. P. CAREY & CO. LLC

                                     PART II

Item 1. - LEGAL PROCEEDINGS

As reported in the Company's Annual Report on Form 10-K for fiscal year 2003, Carey Financial Corporation ("Carey Financial"), the Company's wholly-owned broker-dealer subsidiary, received a letter from the Securities and Exchange Commission (the "Commission"), on or about March 4, 2004, alleging certain infractions by Carey Financial of Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder and of the National Association of Securities Dealers, Inc. The letter was delivered for the purpose of requiring Carey Financial to take corrective action and without regard to any other action the Commission may take with respect to the broker-dealer examination. In June 2004, the Company and Carey Financial received subpoenas from the staff of Division of Enforcement of the Commission and the Company has provided information in response to the subpoenas.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the quarter ended September 30, 2004, no matters were submitted to a vote of Security Holders.

Item 6. - EXHIBITS

      31.1 Certification of Co-Chief Executive Officers

      31.2 Certification of Chief Financial Officer

      32.1 Certification of Co-Chief Executive Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                              W. P. CAREY & CO. LLC

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       W. P. CAREY & CO. LLC

   11/5/2004                  By: /s/ John J. Park
-------------                     ---------------------------------------------
      Date                                  John J. Park
                                            Managing Director and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

   11/5/2004                  By: /s/ Claude Fernandez
-------------                     ---------------------------------------------
      Date                                  Claude Fernandez
                                            Managing Director and
                                            Chief Accounting Officer
                                            (Principal Accounting Officer)