Form 10-K
period 2004-12-31
CAREY W P & CO LLC
filed 2005-03-16
CIK 1025378

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            -------------------------

                                    FORM 10-K

[x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                        COMMISSION FILE NUMBER: 001-13779

                        ---------------------------------

                              W. P. CAREY & CO. LLC
                        (FORMERLY CAREY DIVERSIFIED LLC)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                     13-3912578
   (STATE OF INCORPORATION)                (I.R.S. EMPLOYER IDENTIFICATION NO.)

         50 ROCKEFELLER PLAZA                           10020
          NEW YORK, NEW YORK                          (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

                         REGISTRANT'S TELEPHONE NUMBERS:

                        INVESTOR RELATIONS (212) 492-8920
                                 (212) 492-1100

                        ---------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT
                           LISTED SHARES, NO PAR VALUE

        SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT: NONE

                         -------------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this report, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes[X] No[ ]

      As of June 30, 2004, the aggregate market value of the Registrants' Listed Shares held by non-affiliates was $780,110,765.

      As of March 10, 2005, there are 37,640,176 Listed Shares of Registrant outstanding.

      The Registrant incorporates by reference its definitive Proxy Statement with respect to its 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Report.

                              W. P. CAREY & CO. LLC

                                     PART I

This Annual Report on Form 10-K contains certain forward-looking statements relating to W. P. Carey & Co. LLC. As used in this Annual Report on Form 10-K, the terms "the Company," "we," "us" and "our" include W. P. Carey & Co. LLC, its consolidated subsidiaries and predecessors, unless other indicated. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "expect," "estimate," "intend," "could," "should," "would," "may," "seeks," "plans" or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include but are not limited to, those described below in "Factors Affecting Future Operating Results." Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved.

(In thousands except share and per share amounts)

ITEM 1. BUSINESS.

(a) GENERAL DEVELOPMENT OF BUSINESS

Overview

We are a real estate investment, management and advisory company that invests in commercial properties leased to companies domestically and internationally, and earns fees as the advisor to affiliated real estate investment trusts ("CPA(R) REITs") that each make similar investments. We own and manage commercial and industrial properties located in 34 states and Europe, net leased to more than 107 tenants. As of December 31, 2004, our portfolio consisted of 168 properties in the United States and 15 properties in Europe and totaled more than 19.4 million square feet. In addition, we manage over 765 net leased properties on behalf of the CPA(R) REITs: Corporate Property Associates 12 Incorporated ("CPA(R):12"), Corporate Property Associates 14 Incorporated ("CPA(R):14"), Corporate Property Associates 15 Incorporated ("CPA(R):15"), Corporate Property Associates 16 - Global Incorporated ("CPA(R):16 - Global") and Carey Institutional Properties Incorporated ("CIP(R)") until its merger into CPA(R):15 during 2004 (see "Significant Developments during 2004" below). We also hold ownership interests in the CPA(R) REITs (see Note 6 of the accompanying financial statements).

Our core real estate investment strategy is to purchase properties leased to a diversified group of companies on a single tenant net lease basis. These leases generally place the economic burden of ownership on the tenant by requiring them to pay the costs of maintenance, insurance, taxes, structural repairs and other operating expenses. We also generally seek to include in our leases:

      - Clauses providing for mandated rent increases or periodic rent increases tied to increases in the consumer price index ("CPI") or other indices in the jurisdiction in which the property is located or, when appropriate, increases tied to the volume of sales at the property;

      -     Indemnification for environmental and other liabilities; and

      -     Guarantees from parent companies.

Under advisory agreements that we have with each of the CPA(R) REITs, we perform services related to the day-to-day management of the CPA(R) REITs and provide transaction-related services in connection with structuring and negotiating real estate acquisitions and mortgage financing. We earn an asset management fee at a per annum rate of 1/2 of 1% of average invested assets, as defined in the advisory agreement for each CPA(R) REIT and, based upon specific performance criteria for each CPA(R) REIT, may be entitled to receive a performance fee of 1/2 of 1% of average invested assets. (For CPA(R):16 - Global, the asset management fee is equal to 1% of average invested assets, with the payment of half of such fee dependent upon specific performance criteria for CPA(R):16 - Global). Fees for transaction-related services are only earned for completed transactions. We earn acquisition fees on CPA(R) REIT real estate purchases equal to 4.5% of the cost of the properties acquired, 2% of which is deferred and payable in annual installments over terms which range from 3 to 8 years and we may earn a 1% fee for certain refinancing of debt, subject to the approval of the independent directors of the applicable CPA(R) REIT. We are reimbursed for the cost of personnel provided for the administration of the CPA(R) REITs.

We were formed as a limited liability company under the laws of Delaware on July 15, 1996. Since January 1, 1998, we have been consolidated with nine Corporate Property Associates limited partnerships and their successors and are the

                              W. P. CAREY & CO. LLC

General Partner (indirectly, through our wholly-owned subsidiary Carey Asset Management Corp.) and owner of all of the limited partnership interests in each partnership. Our shares began trading on the New York Stock Exchange on January 21, 1998. As a limited liability company, we are not subject to federal income taxation as long as we satisfy certain requirements relating to our operations and pass through such tax liability to our shareholders; however, certain subsidiaries of our management services operations are subject to federal, state and local income taxes and certain subsidiaries may be subject to foreign taxes.

Our principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and our telephone number is (212) 492-1100. Our website address is http://www.wpcarey.com. As of December 31, 2004, we employed 129 individuals through our wholly owned subsidiaries.

Significant Developments During 2004

During 2004, we structured approximately $890,000 of acquisitions on behalf of the CPA(R) REITs. Excluding the merger (discussed below), we sold four properties on behalf of the CPA(R) REITs for $28,852 in 2004.

CREDIT FACILITY. On May 27, 2004, we entered into a credit facility for a $175,000 revolving line of credit with J.P. Morgan Chase Bank and eight other banks. The line of credit, which matures in May 2007, provides us a one-time right to increase the amount available under the line of credit to $225,000. Advances are prepayable at any time. The revolving credit agreement has financial covenants that among other things, require us to maintain a minimum equity value and meet or exceed certain operating and coverage ratios. As of December 31, 2004, we had $102,000 outstanding under the revolving line of credit and were in compliance with all covenants. See the "Cash Resources" section within Management's Discussion and Analysis for further details.

SEC INVESTIGATION. As previously reported, we and Carey Financial Corporation ("Carey Financial"), our wholly-owned broker-dealer subsidiary, are currently subject to an investigation by the United States Securities and Exchange Commission ("SEC") into payments made to third party broker dealers in connection with the distribution of REITs managed by us and other matters. Although no regulatory action has been initiated against us or Carey Financial in connection with the matters being investigated, it is possible that the SEC may pursue an action in the future. The potential timing of any such action and the nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could materially affect us. See Item 3-Legal Proceedings for a discussion of this investigation.

MERGER OF CIP(R) AND CPA(R):15. In August 2004, the shareholders of CIP(R) and CPA(R):15 approved a merger agreement whereby CPA(R):15 acquired CIP(R)'s business operations on September 1, 2004 in a merger ("Merger"). The Merger provided a liquidation option for CIP(R) shareholders and provided CPA(R):15 with the opportunity to acquire properties that are consistent with its investment objectives. CIP(R) shareholders had the option of exchanging CIP(R) shares for CPA(R):15 shares or redeeming CIP(R) shares for cash.

Prior to the Merger, we acquired interests in 17 properties from CIP(R) in September 2004. The properties are primarily single tenant net-leased properties with remaining lease terms generally being eight years or less. These properties were purchased by us as their remaining lease terms did not strategically fit with CPA(R):15's goal of investing in long term investments but did fit with our investment objectives. The purchase price was $142,161, which was comprised of $115,158 in cash and our assumption of $27,003 in limited recourse mortgage notes payable. The purchase price was based on a third party valuation of CIP(R)'s properties, and in total represented approximately 20% of the total appraised value of the CIP(R) portfolio prior to the acquisition. Seven of the properties are encumbered with limited recourse mortgage financing at fixed rates of interest ranging from 7.5% to 10% and maturity dates ranging from December 2007 to June 2012. Annual cash flow from the interests acquired in the acquisition is projected to be $8,885 in 2005.

Our revenues for 2004 were substantially increased by fees earned in connection with the Merger. In providing a liquidity event for CIP(R) shareholders, we received incentive fees, in accordance with our advisory agreement with CIP(R), of $23,681 and disposition fees of $22,679 including disposition fees in the amount of $4,265 that were not earned for financial reporting purposes but were applied as a reduction in the cost basis of the properties acquired by us. We also earned transaction fees of $11,493 on CPA(R):15's acquisition of $571,000 of real estate interests from CIP(R). In connection with the Merger and related activities, we exchanged our shares of CIP(R) in September, 2004 for 1,098,367 shares of CPA(R):15, at the established exchange ratio of 1.09 shares of CPA(R):15 for each CIP(R) share redeemed.

CPA(R):16 - GLOBAL BEST EFFORTS OFFERING. Throughout 2004, we continued the CPA(R):16 - Global "best efforts" public offering of up to $1,100,000, which commenced in December 2003, in which we served as the advisor to CPA(R):16 - Global. During 2004, CPA(R):16 - Global raised $511,333 pursuant to its "best efforts" public offering. Further sales of

                              W. P. CAREY & CO. LLC

shares in the CPA(R):16 - Global offering were temporarily discontinued on December 31, 2004 for an unspecified time period in order to bring into balance the rate of fundraising and the rate of investment, as CPA(R):16 - Global believed that it was prudent to cease taking in additional money until CPA(R):16 - Global has made additional real estate acquisitions.
CPA(R):16 - Global subsequently withdrew its offering. Currently, we anticipate that CPA(R):16 - Global may recommence sales of its securities during the second quarter of 2005 pursuant to the second offering described below; however, the decision as to whether and when to recommence sales of interests in CPA(R):16 - Global is not dependent on achievement of any fixed amount of additional acquisitions and could be affected by other factors which may affect the marketing of such interests.

In September, 2004, CPA(R):16 - Global filed a registration statement with the SEC for a second offering of shares of common stock that has not yet been declared effective. Once a decision is made to recommence sales of shares, the second offering, which will also be on a "best efforts" basis, will be for a maximum of 80,000,000 shares at a price of $10 per share and will register up to 40,000,000 shares for the Distribution Reinvestment and Share Purchase Plan.

IMPAIRMENT CHARGES. During 2004, impairment charges were recorded due to several factors, including our decision to sell property at less than its carrying value, our determination that certain property has experienced an other than temporary decline in value and, for direct financing leases, our assessment that the unguaranteed residual value of the underlying property had declined. The table below summarizes the impairment charges recorded in 2004 for both assets held for use and assets held for sale:

                                  2004
                               IMPAIRMENT
         PROPERTY                CHARGES                      REASON
         --------              -----------                    ------
Livonia, Michigan                $ 7,500     Evaluation determined that property value has declined
Memphis, Tennessee                 2,337     Decline in unguaranteed residual value of property
Winona, Minnesota                  1,250     Loan loss related to sale of property
Various properties                 2,911     Decline in unguaranteed residual value of properties or
                                               decline in asset value
Bay Minette, Alabama                 550     Evaluation determined that property value has declined
                                 -------
  Impairment charges from
    continuing operations        $14,548
                                 =======

Toledo, Ohio                     $ 4,700     Property sold for less than carrying value
Frankenmuth, Michigan              1,000     Property to be sold for less than carrying value
Various properties                 1,850     Decided to sell property or property value has declined
                                 -------
  Impairment charges from
    discontinued operations      $ 7,550
                                 =======

(b) FINANCIAL INFORMATION ABOUT SEGMENTS

We operate in two operating segments, real estate operations, with investments in the United States and Europe, and management services operations. For the year ended December 31, 2004, no lessee represented 10% or more of our total lease revenues. The management services operations segment derives substantially all of its revenues from the affiliated CPA(R) REITs.

(c) NARRATIVE DESCRIPTION OF BUSINESS

Business Objectives and Strategy

Our objective is to increase shareholder value and earnings through prudent management of our real estate assets and opportunistic investments and through the expansion of our management services business. We expect to evaluate a number of different opportunities in a variety of property types and geographic locations and to pursue opportunities based upon our analysis of the risk/return tradeoffs. We will continue to own properties as long as we believe ownership helps us to attain our objectives.

We seek to:

      - Increase revenues from the management services business by increasing assets under management as the CPA(R) REITs acquire additional property and from organizing new investment entities;

      - Utilize core management skills (which include in-depth credit analysis, asset valuation and sophisticated structuring techniques) in our evaluation of new investment opportunities to maximize our investment returns;

      - Enhance the current portfolio of properties through follow-on transactions, dispositions and favorable lease modifications;

                              W. P. CAREY & CO. LLC

      - Utilize our size and access to capital to refinance existing debt, where appropriate; and

      - Increase the diversification of our portfolio through direct or indirect investments in real estate outside the United States.

Investment Strategies

In analyzing potential acquisitions we review many aspects of a transaction, including the tenant, the real estate and the lease, to determine whether a potential investment can be structured to satisfy our investment criteria. The aspects of a transaction that we evaluate and structure include the following:

TENANT EVALUATION. We evaluate each potential tenant for its credit, management, position within its industry, operating history and profitability. We generally seek tenants that we believe will have stable or improving credit. By leasing properties to these tenants, we can generally charge rent that is higher than the rent charged to tenants with recognized credit and thereby enhance our current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant's credit does improve, the value of the property subject to the lease will likely increase (if all other factors affecting value remain unchanged). We may also seek to enhance the likelihood of a tenant's lease obligations being satisfied, such as through a security deposit which may be in the form of a letter of credit or cash, or through a guarantee of lease obligations from the tenant's corporate parent. In evaluating a possible investment, the creditworthiness of a tenant generally will be a more significant factor than the value of the property absent the lease with such tenant. While we select tenants we believe are creditworthy, tenants are not required to meet any minimum rating established by a third party credit rating agency. Our standards for determining whether a particular tenant is creditworthy vary in accordance with a variety of factors relating to specific prospective tenants. The creditworthiness of a tenant is determined on a tenant-by-tenant basis. Therefore, general standards for creditworthiness cannot be applied.

LEASES WITH INCREASING RENT. We seek to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are generally tied to increases in indices such as the CPI, or mandated rental increases on specific dates, or in the case of retail stores, participation in gross sales above a stated level.

PROPERTIES IMPORTANT TO TENANT OPERATIONS. We generally seek to acquire properties with operations that are essential or important to the ongoing operations of the tenant. We believe that these properties provide better protection if a tenant files for bankruptcy, since leases on properties essential or important to the operations of a bankrupt tenant are less likely to be terminated by a bankrupt tenant. We also seek to assess the income, cash flow and profitability of the business conducted at the property so that, if the tenant is unable to operate its business, we or the CPA(R) REITs can either continue operating the business conducted at the property or re-lease the property to another entity in the same industry as the tenant which can operate the property profitably.

LEASE PROVISIONS THAT ENHANCE AND PROTECT VALUE. When available, we attempt to include provisions in our leases that require our consent to specified tenant activity or require the tenant to satisfy specific operating tests. These provisions could include, for example, operational and financial covenants of the tenant, prohibitions on a change in control of the tenant without our consent and indemnification from the tenant against environmental and other contingent liabilities.

DIVERSIFICATION. We seek to diversify our portfolio and the portfolio of each of the CPA(R) REITs to avoid dependence on any one particular tenant or tenant industry, which also generally results in diversification by type of facility and geographic location. Diversification, to the extent achieved, helps reduce the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic location.

INVESTMENT COMMITTEE. We have an investment committee that provides services to both the CPA(R) REITs and us. As a transaction is structured, it is evaluated by the chairman of our investment committee with respect to the potential tenant's credit, business prospects, position within its industry and other characteristics important to the long-term value of the property and the capability of the tenant to meet its lease obligations. Before a property is acquired, the transaction is reviewed by the investment committee to ensure that it satisfies the investment criteria. For transactions that meet the investment criteria, the investment committee has sole discretion as to which CPA(R) REIT or if we will hold the investment. In cases where the investment committee determines that two or more entities among the CPA(R) REITs and us should hold the investment, the independent directors of each participating CPA(R) REIT (and our directors if we participate) must also approve the transaction.

The investment committee is not directly involved in originating or negotiating potential investments, but instead functions as a separate and final step in the investment process. We place special emphasis on having experienced individuals serve on our investment committee and do not invest in a transaction directly or on behalf of the CPA(R) REITs unless the investment committee approves it.

                              W. P. CAREY & CO. LLC

The following people serve on our investment committee:

      - George E. Stoddard, Chairman (1), was formerly responsible for the direct corporate investments of The Equitable Life Assurance Society of the United States and has been involved with the CPA(R) programs for over 20 years.

      - Frank J. Hoenemeyer, Vice Chairman, was formerly Vice Chairman, Director and Chief Investment Officer of The Prudential Insurance Company of America. As Chief Investment Officer, Mr. Hoenemeyer was responsible for all of Prudential's investments, including stocks, bonds, private placements, real estate and mortgages.

      - Nathaniel S. Coolidge (1) previously served as Senior Vice President Head of Bond & Corporate Finance Department of the John Hancock Mutual Life Insurance Company. His responsibilities included overseeing fixed income investments for Hancock, its affiliates and outside clients.

      - Lawrence R. Klein (1) is the Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania and its Wharton School. Dr. Klein has been awarded the Alfred Nobel Memorial Prize in Economic Sciences and currently advises various governments and government agencies.

      - Ralph F. Verni (1) is a private investor and business consultant and formerly Chief Investment Officer of The New England Mutual Life Insurance Company.

      - Karsten von Koller (1) was formerly Chairman and Member of the Board of Managing Directors of Eurohypo AG, the leading commercial real estate financing company in Europe.

      (1) Investment committee member also serves as a director for us.

Financing Strategies

Consistent with our investment policies, we use leverage when available on favorable terms. We have a credit facility in place for a line of credit of up to $225,000, which we have used and intend to continue to use in connection with acquiring properties, funding build-to-suit projects and refinancing existing debt. The line of credit has a three-year term expiring in May 2007. As of December 31, 2004, we had $102,000 outstanding under the line of credit and approximately $190,700 in limited recourse property-level debt outstanding. We continually seek opportunities and consider alternative financing techniques to refinance debt, reduce interest expense or improve our capital structure.

Substantially all of our mortgages are limited recourse and bear interest at fixed rates. We may seek to refinance maturing or recently paid-off mortgage debt with new property-level financing. There is no assurance that existing debt will be refinanced at lower rates of interest as such debt matures. Many of the loans restrict our ability to prepay a loan or provide for payment of premiums if paid prior to the scheduled maturity, but allow defeasance of the loan, that is, a deposit is made to service the loan commitment even if the underlying property is sold.

A lender on limited recourse mortgage debt has recourse only to the property collateralizing such debt and not to any of our other assets, while full recourse financing would give a lender recourse to all of our assets. The use of limited recourse debt, therefore, will help us to limit the exposure of all of our assets to any one debt obligation. We believe that the strategy of combining equity and limited recourse mortgage debt will allow us to meet our short-term and long-term liquidity needs and will help to diversify our portfolio and, therefore, reduce concentration of risk in any particular lessee.

Asset Management

We believe that effective management of net lease assets is essential to maintain and enhance property values. Important aspects of asset management include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling properties and knowledge of the bankruptcy process.

We monitor, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. We review financial statements of tenants and undertake regular physical inspections of the condition and maintenance of properties. Additionally, we periodically analyze each tenant's financial condition, the industry in which each tenant operates and each tenant's relative strength in its industry.

                              W. P. CAREY & CO. LLC

Competition

We face competition for investments in commercial properties in general, and such properties net leased to major corporations in particular, from insurance companies, credit companies, pension funds, private individuals and investment companies. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. We believe that our management's experience in real estate, credit underwriting and transaction structuring should allow us to compete effectively for office and industrial properties.

Environmental Matters

Under various federal, state and local environmental laws, regulations and ordinances, current or former owners of real estate, as well as other parties, may be required to investigate and clean up hazardous or toxic chemicals, substances or waste or petroleum product or waste, releases on, under, in or from a property. These parties may be held liable to governmental entities or to third parties for specified damages and for investigation and cleanup costs incurred by these parties in connection with the release or threatened release of hazardous materials. These laws typically impose responsibility and liability without regard to whether the owner knew of or was responsible for the presence of hazardous materials, and the liability under these laws has been interpreted to be joint and several under some circumstances. Our leases often provide that the tenant is responsible for all environmental liability and for compliance with environmental regulations relating to the tenant's operations.

We typically undertake an investigation of potential environmental risks when evaluating an acquisition. Phase I environmental assessments are performed by third party environmental consulting and engineering firms for all properties acquired. Where we believe them to be warranted, Phase II environmental assessments are performed. Phase I assessments do not involve subsurface testing, whereas Phase II assessments involve some degree of soil and/or groundwater testing. We may acquire a property that is known to have had a release of hazardous materials in the past, subject to a determination of the level of risk and potential cost of remediation. We normally require property sellers to indemnify the buyer fully against any environmental problem existing as of the date of purchase. Additionally, we often structure leases to require the tenant to assume most or all responsibility for compliance with the environmental provisions of the lease or environmental remediation relating to the tenant's operations and to provide that non-compliance with environmental laws is a lease default. In some cases, we may also require a cash reserve, a letter of credit or a guarantee from the tenant, the tenant's parent company or a third party to assure lease compliance and funding of remediation. The value of any of these protections depends on the amount of the collateral and/or financial strength of the entity providing the protection. Such a contractual arrangement does not eliminate statutory liability or preclude claims against us by governmental authorities or persons who are not a party to the arrangement. Contractual arrangements in leases may provide a basis for recovery from the tenant of any damages or costs for which we have been found liable.

Some of the properties are located in urban and industrial areas where fill or current or historic industrial uses of the areas may have caused site contamination at the properties. In addition, we are aware of environmental conditions at certain of the properties that require some degree of remediation. All such environmental conditions are primarily the responsibility of the respective tenants under their leases. We, with assistance from consultants, estimate that the majority of the aggregate cost of addressing environmental conditions known to require remediation at the properties is covered by existing letters of credit and corporate guarantees. We believe that the tenants are taking or will soon be taking all required remedial action with respect to any material environmental conditions at the properties. However, we could be responsible for some or all of these costs if one or more of the tenants fails to perform its obligations or to indemnify us, as applicable. Furthermore, no assurance can be given that the environmental assessments that have been conducted at the properties disclosed all environmental liabilities, that any prior owner did not create a material environmental condition not known to us, or that a material condition does not otherwise exist as to any of the properties.

Factors Affecting Future Operating Results

Future results may be affected by certain risks and uncertainties including the following:

WE ARE CURRENTLY BEING INVESTIGATED BY THE SEC.

We and Carey Financial, our wholly-owned broker-dealer subsidiary, are currently subject to an SEC investigation into payments made to third party broker dealers in connection with the distribution of REITs managed by us and other matters. Although no regulatory action has been initiated against us or Carey Financial in connection with the matters being investigated, it is possible that the SEC may pursue an action in the future. The potential timing of any such action and the nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could materially affect us. See Item 3-Legal Proceedings for a discussion of this investigation.

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

                              W. P. CAREY & CO. LLC

OUR CAPITAL RAISING ABILITY FOR THE CPA(R) REITS IS OVERLY RELIANT ON ONE SELECTED-DEALER.

We are overly reliant on American Express Financial Advisors, Inc. to market our CPA(R) REIT offerings to investors. Any adverse change in that arrangement could severely limit our ability to increase assets under management and may prevent us from having funds available for new transactions. Certain payments made to American Express Financial Advisors, Inc. in connection with the distribution of our CPA(R) REIT offerings to investors are a subject of the SEC investigation described under Item 3-Legal Proceedings.

OUR ADVISORY BUSINESS EXPOSES US TO MORE VOLATILITY IN EARNINGS THAN OUR REAL ESTATE INVESTMENT BUSINESS.

The growth in revenue from the management services business is dependent in large part on future capital raising in existing or future managed entities and our ability to invest the money accordingly, which is subject to uncertainty and is subject to capital market and real estate market conditions. This uncertainty can create more volatility in our earnings because of the resulting increased volatility in transaction based fee revenue from the management services business as compared to revenue from ownership of real estate subject to triple net leases, which historically has been less volatile. In addition, revenues from the management services business, as well as the value of our holdings of CPA(R) REIT interests and dividend income from those interests, may be significantly affected by the results of operations of the CPA(R) REITs. Each of the CPA(R) REITs has invested substantially all of its assets (other than short-term investments) in triple net leased properties substantially similar to those we hold, and consequently the results of operations of, and cash available for distribution by, each of the CPA(R) REITs, is likely to be substantially affected by the same market conditions, and subject to the same risk factors, as the properties we own. Four of the prior thirteen CPA(R) funds reduced the rate of distributions to their investors as a result of adverse developments involving tenants. Each of the CPA(R) REITs we advise and manage may also incur significant debt. This significant debt load could restrict their ability to pay fees owed to us when due, due to either liquidity problems or restrictive covenants contained in their borrowing agreements.

THE NET ASSET VALUE (NAV) OF THE CPA(R) REITS IS BASED ON INFORMATION THAT WE PROVIDE TO A THIRD PARTY.

Our asset management and performance fees for CPA(R):12 and CPA(R):14, and beginning in 2006 for CPA(R):15, are based on a third party valuation and are used as the basis for determining these asset based fees payable to us. Any valuation includes the use of estimates and these valuations may be influenced by the information provided by us.

THE INABILITY OF A TENANT IN A SINGLE TENANT PROPERTY TO PAY RENT WILL REDUCE OUR REVENUES.

Most of our properties are occupied by a single tenant and, therefore, the success of our investments is materially dependent on the financial stability of these tenants. Lease payment defaults by tenants negatively impact our net income and reduce the amounts available for distributions to shareholders. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting the investment and re-leasing the property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.

WE DEPEND ON MAJOR TENANTS.

Revenues from several of our tenants and/or their guarantors constitute a significant percentage of our net leasing revenues. Our five largest tenants/guarantors, which occupy 15 properties, represented approximately 25% of total net leasing revenues in 2004. The default, financial distress or bankruptcy of any of the tenants of these properties could cause interruptions in the receipt of lease revenues from these tenants and/or result in vacancies in the respective properties, which would reduce our revenues at least until the affected property is re-leased, and could decrease the ultimate sale value of each such property.

IF OUR TENANTS ARE HIGHLY LEVERAGED, THEY MAY HAVE A GREATER POSSIBILITY OF FILING FOR BANKRUPTCY.

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

THE BANKRUPTCY OF TENANTS MAY CAUSE A REDUCTION IN REVENUE.

Bankruptcy of a tenant could cause the loss of lease payments as well as an increase in the costs incurred to carry the property, with a concomitant reduction in our revenues.

Under bankruptcy law, a tenant who is the subject of bankruptcy proceedings has the option of continuing or terminating any unexpired lease. If the tenant terminates the lease, any claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. The maximum claim will be capped at the amount owed for unpaid rent prior to the bankruptcy unrelated to the termination, plus the greater of one year's lease payments or 15% of the remaining lease payments payable under the lease (but no more than three years' lease payments). In addition, due to the long-term nature of our leases and terms, which may provide an option to purchase a property by the tenant, a bankruptcy court could recharacterize a net lease transaction as a secured lending transaction. If that were to occur, we

                              W. P. CAREY & CO. LLC

would not be treated as the owner of the property, but might have additional rights as a secured creditor. We have had tenants file for bankruptcy protection and are involved in litigation.

OUR TENANTS GENERALLY DO NOT HAVE A RECOGNIZED CREDIT RATING, WHICH MAY CREATE A HIGHER RISK OF LEASE DEFAULTS AND THEREFORE LOWER REVENUES THAN IF OUR TENANTS HAD A RECOGNIZED CREDIT RATING.

Generally, no credit rating agencies evaluate or rank the debt or the credit risk of our tenants, as we seek tenants that we believe will have improving credit profiles. Our long-term leases with certain of these tenants may therefore pose a higher risk of default.

WE CAN BORROW A SIGNIFICANT AMOUNT OF FUNDS.

We have incurred, and may continue to incur, indebtedness (collateralized and unsecured) in furtherance of our activities. Neither our operating agreement nor any policy statement formally adopted by our board of directors limits either the total amount of indebtedness or the specified percentage of indebtedness (based upon our total market capitalization) that may be incurred. Accordingly, we could become more highly leveraged, resulting in increased risk of default on our obligations and in an increase in debt service requirements which could adversely affect our financial condition and results of operations and our ability to pay distributions. Our current unsecured revolving credit facility contains various covenants that limit the amount of secured and unsecured indebtedness we may incur.

WE MAY NOT BE ABLE TO REFINANCE BALLOON PAYMENTS ON OUR MORTGAGE DEBTS.

Some of our financing may require us to make a lump-sum or "balloon" payment at maturity. Our ability to make any balloon payment is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. A refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets. Scheduled balloon payments, including our pro rata share of mortgage obligations of equity investees, for the next five years are as follows:

         2005 - $ 4,893
         2006 - $24,192
         2007 - $15,541(1)
         2008 - $ 0
         2009 - $26,755

(1) Does not include amounts that will be due upon maturity of credit facility.

As of December 31, 2004, we had $102,000 drawn from the line of credit under our credit facility. Our ability to make balloon payments on debt will depend upon our ability either to refinance the obligation when due, invest additional equity in the property or to sell the related property. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available mortgage rates, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties and tax laws.

INTERNATIONAL INVESTMENTS INVOLVE ADDITIONAL RISKS.

We have purchased and may continue to purchase property located outside the United States. These investments may be affected by factors peculiar to the laws of the jurisdiction in which the property is located. These laws may expose us to risks that are different from and in addition to those commonly found in the United States. International investments could be subject to the following risks:

      -     Changing governmental rules and policies;

      - Enactment of laws relating to the foreign ownership of property and laws relating to the ability of foreign entities to remove profits earned from activities within the country to the United States;

      -     Fluctuations in the currency exchange rates;

      - Adverse market conditions caused by changes in national or local economic conditions;

      -     Changes in relative interest rates;

      - Changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies;

      - Changes in real estate and other tax rates and other operating expenses in particular countries;

      -     Changes in land use and zoning laws; and

      -     More stringent environmental laws or changes in such laws.

WE MAY INCUR COSTS TO FINISH BUILD-TO-SUIT PROPERTIES.

We may sometimes acquire undeveloped or partially developed land parcels for the purpose of owning to-be-built facilities for a prospective tenant. Oftentimes, completion risk, cost overruns and on-time delivery are the obligations of the

                              W. P. CAREY & CO. LLC

prospective tenant. To the extent that the tenant or the third-party developer experiences financial difficulty or other complications during the construction process we may be required to incur project costs to complete all or part of the project within a specified time frame. The incurrence of these costs or the non-occupancy by the tenant may reduce the project's and our portfolio returns.

WE MAY HAVE DIFFICULTY RE-LEASING OR SELLING OUR PROPERTIES.

Real estate investments are relatively illiquid compared to most financial assets and this illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. The net leases we may enter into or acquire may be for properties that are specially suited to the particular needs of the tenant. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. In addition, in the event we are forced to sell the property, it may be difficult to sell to a party other than the tenant due to the special purpose for which the property may have been designed. These and other limitations, such as a property's location and/or local economic conditions, may affect our ability to re-lease or sell properties without adversely affecting returns to shareholders. Our own scheduled lease expirations, as a percentage of annualized rental revenues for the next five years, are as follows:

         2005  -  2.7%
         2006  -  5.2%
         2007  -  7.0%
         2008  -  6.5%
         2009  - 11.7%

OUR PARTICIPATION IN JOINT VENTURES CREATES ADDITIONAL RISK.

We may participate in joint ventures or purchase properties jointly with other entities, some of which may be unaffiliated with us. There are additional risks involved in these types of transactions. These risks include the potential of our joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of our partner and us. These diverging interests could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that our board or we may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

WE DO NOT FULLY CONTROL THE MANAGEMENT OF OUR PROPERTIES.

The tenants or managers of net lease properties are responsible for maintenance and other day-to-day management of the properties. Because our revenues are largely derived from rents and from management fees, which in turn are derived from rents collected by the CPA(R) REITs, our financial condition is dependent on the ability of net lease tenants to operate the properties successfully. If tenants are unable to operate the properties successfully, the tenants may not be able to pay their rent, which could adversely affect our financial condition.

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

      - Potential liability for common law claims by third parties based on damages and costs of environmental contaminants; and

      -     Being sued by the CPA(R) REITs for inadequate due diligence.

WE MAY BE UNABLE TO MAKE ACQUISITIONS ON AN ADVANTAGEOUS BASIS.

A significant element of our business strategy is the enhancement of our portfolio and the CPA(R) REIT portfolios through acquisitions of properties. The consummation of any future acquisition will be subject to satisfactory completion of our extensive analysis and due diligence review and to the negotiation of definitive documentation. There can be no assurance that we will be able to identify and acquire additional properties or that we will be able to finance acquisitions in the future. In addition, there can be no assurance that any such acquisition, if consummated, will be profitable for us or the CPA(R) REITs. If we are unable to consummate the acquisition of additional properties in the future, there can be no assurance that

                              W. P. CAREY & CO. LLC

we will be able to maintain the cash available for distribution to our shareholders, either through net income on properties we own or through net income generated by the management services business.

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

CHANGES IN MARKET INTEREST RATES COULD CAUSE OUR STOCK PRICE TO GO DOWN.

The trading prices of equity securities issued by real estate companies have historically been affected by changes in broader market interest rates, with increases in interest rates resulting in decreases in trading prices, and decreases in interest rates resulting in increases in such trading prices. An increase in market interest rates could therefore adversely affect the trading prices of any equity securities issued by us. The stock price could also be affected by factors other than changes in interest rates.

WE FACE INTENSE COMPETITION.

We face competition for the acquisition of office and industrial properties in general, and such properties net leased to major corporations in particular, from insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants.

A CHANGE IN ACCOUNTING STANDARDS REGARDING OPERATING LEASES MAY MAKE THE LEASING OF FACILITIES IN THE FUTURE LESS ATTRACTIVE TO OUR POTENTIAL TENANTS, WHICH COULD REDUCE OVERALL DEMAND FOR OUR LEASING SERVICES.

Under Statement of Financial Accounting Standard No. 13 "Accounting for Leases," if the present value of a company's minimum lease payments equal 90% or more of a property's fair value, the lease is classified as a capital lease, and the lease obligation is included as a liability on the company's balance sheet. However, if the present value of the minimum lease payments is less than 90% of the property's value, the lease is considered an operating lease, and the obligation does not appear on the company's balance sheet, but rather in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant's balance sheet. The SEC is currently conducting a study of off-balance-sheet financing, including leasing, and the Financial Accounting Standards Board has recently indicated that it is considering addressing the issue. If the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into new leases because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could make it more difficult for us to enter into new leases on terms we find favorable.

THE VALUE OF OUR REAL ESTATE IS SUBJECT TO FLUCTUATION.

We are subject to all of the general risks associated with the ownership of real estate. In particular, we face the risk that lease revenue from the properties will be insufficient to cover all corporate operating expenses and debt service payments on indebtedness we incur. Additional real estate ownership risks include:

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

WE DEPEND ON KEY PERSONNEL FOR OUR FUTURE SUCCESS.

We depend on the efforts of our executive officers and key employees. The loss of the services of these executive officers and key employees could have a material adverse effect on our operations.

                              W. P. CAREY & CO. LLC

Our business, results of operations or financial condition could be materially adversely affected by the above conditions. The risk factors may have affected, and in the future could affect, our actual operating and financial results and could cause such results to differ materially from those in any forward-looking statements. You should not consider this list exhaustive. New risk factors emerge periodically, and we cannot completely assure you that the factors described above list all material risks to us at any specific point in time. We have disclosed many of the important risk factors discussed above in our previous filings with the SEC.

OUR GOVERNING DOCUMENTS AND CAPITAL STRUCTURE MAY DISCOURAGE A TAKEOVER.

Our Amended and Restated Limited Liability Company Agreement provides for a classified board with staggered three-year terms. As a result, a majority of the board is not subject to reelection in any single year. In addition, William
P. Carey, Chairman, is the beneficial owner of approximately 36% of the outstanding shares of the Company. The provisions of our Amended and Restated Limited Liability Company Agreement and the share ownership of Mr. Carey may discourage a tender offer for our shares or a hostile takeover, even though these may be attractive to shareholders.

(d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

See Note 18 of the consolidated financial statements for financial data pertaining to our segment and geographic operations.

(e) AVAILABLE INFORMATION

All filings we make with the SEC, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K, and any amendments, are available for free on our website as soon as reasonably practicable after they are filed or furnished to the SEC. Our website address is http://www.wpcarey.com. Our SEC filings are available to be read or copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC's Internet site at http://www.sec.gov. The reference to our website address does not constitute incorporation by reference of the information contained on our website in this Report or other filings with the SEC, and the information contained on our website is not part of this document.

                              W. P. CAREY & CO. LLC


ITEM 2. PROPERTIES.

                                                                      RENT PER
LEASE OBLIGOR/                            OWNERSHIP        SQUARE      SQUARE   SHARE OF CURRENT  INCREASE     LEASE
   LOCATION                               INTEREST         FOOTAGE      FOOT     ANNUAL RENTS(1)   FACTOR      TERM     MAXIMUM TERM
------------------------------------      --------        ---------   --------  ----------------  ---------  ---------  ------------
DR. PEPPER BOTTLING COMPANY OF TEXAS
 Irving and Houston, TX                     100%            721,947    6.27       4,527,460         CPI      June 2014   June 2029

CARREFOUR FRANCE, SAS (2)
 Cholet, Ploufragan, Colomiers,        22.5% interest
 Crepy en Vallois, Lens, Nimes,          in foreign
 and Thuit Hebert, France                partnership
                                       company owning     2,940,004    5.95       3,935,568 (3)   INSEE (6)  Dec. 2011   Dec. 2011
                                      land and building
 Nimes Rue Soufflot                    22.5% interest
                                        in a foreign
                                         partnership        388,265    6.05         528,525                  Nov. 2012   Nov. 2012
                                       owning land and    ---------               ---------
                                        buildings (10)
                           Total:                         3,328,269               4,464,093

DIETROIT DIESEL CORPORATION (2)
 Detroit, MI                                100%          2,730,750    1.52       4,157,524        PPI       June 2020   June 2040

BOUYGUES TELECOM SA (2)
 Tours, France                         95% interest in
                                          a foreign
                                         partnership
                                       owning land and      107,618   14.94       1,527,859 (3)   INSEE (6)  Sept.2009   Sept. 2012
                                        building (11)
 Illkirch, France                      75% interest in
                                          a foreign
                                         partnership        107,639   30.36       2,450,094 (3)   INSEE (6)  July 2013   July 2013
                                     owning building (11) ---------               ---------
                           Total:                           215,257               3,977,953

GIBSON GREETINGS, INC.
 Berea, KY and Cincinnati, OH               100%          1,194,840    3.11       3,720,000       Stated     Nov.2013    Nov 2023

ORBITAL SCIENCES CORPORATION (2)
 Chandler, AZ                               100%            335,307    9.02       3,022,947         CPI      Sept.2009   Sept.2029

FEDERAL EXPRESS CORPORATION
 College Station, TX                        100%             12,080    5.66          68,400       Stated     April 2007  April 2009
 Corpus Christi, TX                         100%             30,212    6.55         197,896       Stated      May 2007    May 2012
 Colliersville, TN (2)                  40% interest in
                                          a limited
                                          liability
                                       company owning       394,400   17.03       2,687,088         CPI      Aug. 2019   Aug. 2039
                                   land and building (10) ---------               ---------
                           Total:                           436,692               2,953,384

TITAN CORPORATION
 San Diego, CA                              100%            166,403   17.20       2,862,068         CPI      July 2007   July 2032

AMERICA WEST HOLDINGS CORPORATION (2)
 Tempe, AZ                             74.59% tenancy
                                          in common
                                      interest in land
                                      and building (11)     225,114   16.90       2,837,889         CPI      Apr. 2014   Apr. 2024

QUEBECOR PRINTING INC. (2)
 Doraville, GA                              100%            432,559    3.52       1,522,498         CPI      Dec. 2009   Dec. 2034
 Olive Branch, MS                           100%            285,500    4.16       1,186,578        Fixed     June 2008   June 2033
                                                          ---------               ---------
                           Total:                           718,059               2,709,076

SYBRON INTERNATIONAL CORPORATION
 Dubuque, IA; Portsmouth, NH;               100%            494,100    4.81       2,374,690         CPI      Dec. 2013   Dec. 2038
 Rochester, NY

AUTOZONE, INC. (2, 5)
 31 Locations : NC, TX, AL, GA,             100%            175,730    7.52       1,321,567       % Sales    Feb. 2011   Feb. 2026
  IL, LA, MO
 11 Locations: FL, GA, NM, SC, TX           100%             54,000    9.71         524,388       % Sales    Feb. 2013   Feb. 2038
 12 Locations : FL, LA, MO, NC, TN          100%             72,500    5.11         370,636       % Sales     Various     Various
                                                          ---------               ---------
                           Total:                           302,230               2,216,591

                              W. P. CAREY & CO. LLC

                                                                      RENT PER
LEASE OBLIGOR/                           OWNERSHIP        SQUARE       SQUARE     SHARE OF CURRENT  INCREASE   LEASE       MAXIMUM
   LOCATION                              INTEREST         FOOTAGE       FOOT      ANNUAL RENTS(1)    FACTOR     TERM        TERM
------------------------------------  -----------------  ----------  -----------  ----------------  --------  ---------- -----------
CHECKFREE HOLDINGS, INC. (2, 4)
 Norcross, GA                          50% interest in
                                          a limited
                                          liability
                                       company owning       220,675     19.76        2,180,360        CPI     Dec. 2015   Dec. 2030
                                    land and building (10)

LUCENT TECHNOLOGIES, INC.
 Charlotte, NC                              100%            568,670      3.46        1,956,121       Stated   Mar. 2007   Mar. 2020

LIVHO, INC. (7)
 Livonia, MI                                100%            158,000     11.39        1,800,000 (7)   Stated   Dec. 2004   Jan. 2008

SYBRON DENTAL SPECIALTIES, INC.
 Glednora, CA Romulus, MI                   100%            245,000      7.23        1,770,298        CPI     Dec. 2018   Dec. 2043

UNISOURCE WORLDWIDE, INC.
 Anchorage, AK                              100%             44,712      7.34          328,360       Stated   Dec. 2009   Dec. 2029
 Commerce, CA (2)                           100%            411,561      3.46        1,422,080       Stated   April 2010  April 2030
                                                          ---------                  ---------
                            Total:                          456,273                  1,750,440

CSS INDUSTRIES, INC.
 Memphis, TN                                100%          1,006,566      1.72        1,735,352        CPI     Dec. 2010   Dec. 2015

BRODART CO.
 Williamsport, PA (2)                       100%            521,240      3.30        1,720,686        CPI     June 2008   June 2028

SICOR, INC. (2)
 San Diego, CA                        50% in a limited
                                         partnership
                                       owning land and
                                       buildings (10)       144,311     23.16        1,671,410        CPI     July 2009   July 2049

INFORMATION RESOURCES, INC.(2)
 Chicago, IL                           33.33% interest
                                        in a limited
                                         partnership
                                       owning land and      252,000     19.57        1,643,604        CPI     Oct. 2013   Oct. 2023
                                        building (10)

FISKARS,INC. (F/K/A ENVIROWORKS,
INC.) (2)
 Apopka, FL                                 100%            374,829      4.33        1,621,463        CPI     Mar. 2010   Mar. 2035

BE AEROSPACE, INC.(2)
 Lenexa, KS                                 100%            130,094      4.61          599,674       Stated   Sept. 2017  Sept. 2037
 Winston-Salem, NC                          100%            274,216      2.66          728,320       Stated   Sept. 2017  Sept. 2037
 Dallas, TX                                 100%             22,680      5.04          114,224       Stated   Sept. 2017  Sept. 2037
                                                          ---------                  ---------

                            Total:                          426,990                  1,442,218

SPRINT SPECTRUM L. P. (2)
 Albuquerque, NM                            100%             94,731     15.04        1,424,561       Stated   May 2011    May 2021

AMERISURE INSURANCE (2)
 Charleston, SC                             100%            134,985     10.24        1,382,256       Stated   Dec. 2007   Dec. 2028

PANTIN, FRANCE - MULTI-TENANT (2)
 Various Tenants                       75% interest in
                                           foreign
                                         partnership
                                       owning land and       69,211     25.54        1,325,747 (3)   INSEE (6) Various    Various
                                        building (11)

 BLOOMINGDALE, IL
  Various                                   100%             18,713      9.00           80,872       Various   Various    Varous
  United States Postal Service              100%             60,320     18.20        1,233,000       Various   Various    Various
  Vacant                                                     36,967                          -
                                                          ---------                  ---------
                            Total:                          116,000                  1,313,872

EAGLE HARDWARE & GARDEN, INC.  (2, 5)
 Bellevue, WA                               100%            127,360     10.25        1,305,334       CPI & %  Aug. 2018   Aug. 2018
                                                                                                      Sales

AT&T CORPORATION
 Bridgeton, MO                              100%             85,510     14.14        1,209,048       Stated   June 2011   June 2021

                               W. P. CAREY & CO. LLC

                                                                        RENT PER
 LEASE OBLIGOR/                          OWNERSHIP           SQUARE      SQUARE     SHARE OF CURRENT  INCREASE   LEASE      MAXIMUM
   LOCATION                              INTEREST            FOOTAGE      FOOT      ANNUAL RENTS(1)    FACTOR     TERM       TERM
------------------------------------  -------------------- ----------  ----------  ----------------  --------  ---------  ----------
HOLOGIC, INC. (2)                    36% interest in a
  Danbury, CT                        jointly controlled        62,042      9.42         210,526        CPI     Aug. 2022  Aug. 2042
  Bedford, MA                        tenancy-in-common(10)    207,000     12.42         925,612        CPI     Aug. 2022  Aug. 2042
                                                            ---------                 ---------
                            Total:                            269,042                 1,136,138

CENDANT OPERATIONS, INC. (2, 8)
  Moorestown, NJ                            100%               65,567     17.11       1,121,792       Stated   Dec. 2004  Dec. 2004

BELLSOUTH TELECOMMUNICATIONS, INC. (2)
  Lafayette Parish, LA                      100%               66,846     16.40       1,096,170       Stated   Dec. 2009  Dec. 2039

OMNICOM GROUP, INC. 2
  Venice, CA                                100%               77,719     13.93       1,082,685        CPI     Sept.2010  Sept. 2030

UNITED STATIONERS SUPPLY COMPANY
  New Orleans, LA;  Memphis, TN;            100%              197,098      5.25       1,034,837        CPI     Mar. 2010  Mar. 2030
  San Antonio, TX

ANTHONY'S MANUFACTURING COMPANY, INC.
  San Fernando, CA                          100%              182,845      5.57       1,019,047        CPI/    May 2012   May 2012
                                                                                                      Market

SEARS LOGISTICS SERVICES, INC.
  Jacksonville, FL                          100%              240,000      4.04         969,946       Stated   Sept.2007  Sept. 2007

WAL-MART STORES, INC.
  West Mifflin, PA                          100%              118,125      8.05         950,905        CPI     Jan. 2007  Jan. 2037

SWAT-FAME, INC.
  City of Industry, CA                      100%              233,205      3.96         923,477        CPI     Dec. 2010  Dec. 2020

PRE FINISH METALS, INC.
  Walbridge, OH                             100%              313,704      2.84         892,091        CPI     June 2008  June 2028

FORGE RIVER ROAD, WEBSTER, TX (2)
  Lockheed Martin Corp.                     100%               30,176      9.30         241,416       Stated   Dec. 2007  July 2009
  United Space Alliance                     100%               59,905      8.70         585,120       Stated   Feb. 2005  April 2011
  Vacant                                                       18,497                         -
                                                            ---------                 ---------
                            Total:                            108,578                   826,536

NVR L. P.
  Thurmont, MD Farmington, NY               100%              179,741      4.57         820,797        CPI     Mar. 2014  Mar. 2039

HIBBETT SPORTING GOODS, INC.  (2)
  Birmingham, AL                            100%              219,312      3.74         819,935        CPI     Dec. 2014  Dec. 2029

LOCKHEED MARTIN CORPORATION
  King of Prussia, PA                       100%               88,578      9.00         797,202       Stated   July 2008  July 2013

AMS HOLDING GROUP
  College Station, TX                       100%               52,552     14.56         765,101       Fixed    Dec. 2009  Dec. 2016

EATON CORPORATION
 (F/K/A POWERARE CORPORATION)
  Raleigh, NC                               100%               27,770     23.22         644,937        CPI     July 2006  July 2031

EXEL COMMUNICATIONS, INC.  (4)
  Reno, NV                                  100%               53,158     10.93         580,800       Stated   Dec. 2006  Dec. 2016

WESTERN UNION FINANCIAL SERVICES,
 INC.
  Bridgeton, MO                             100%               78,080      7.34         573,221       Stated   Nov. 2006  Nov. 2011

SOCIETE DE TRAITEMENTS
DSM FOOD SPECIALITIES
                                       80% interest in
                                           foreign
  Joue les Tours Phalempin, France (2)   partnership
                                       owning land and         69,493      5.44         302,638 (3)  INSEE (6) May 2005   May 2005
                                        building (11)          37,337      8.82         263,329 (3)  INSEE (6) May 2008   May 2008
                                                            ---------                 ---------
                            Total:                            106,830                   565,967

DS GROUP LIMITED
  Goshen, IN                                100%               52,000     10.84         563,715        CPI     Feb. 2010  Feb. 2035

                               W. P. CAREY & CO. LLC

                                                                     RENT PER
LEASE OBLIGOR/                          OWNERSHIP        SQUARE       SQUARE     SHARE OF CURRENT  INCREASE   LEASE       MAXIMUM
   LOCATION                             INTEREST         FOOTAGE       FOOT       ANNUAL RENTS(1)   FACTOR     TERM        TERM
-----------------------------------  -----------------  ----------  -----------  ----------------  --------  ---------  -----------
TELLIT ASSURANCES (2)
                                      75% interest in
                                          foreign
 Rouen, France                          partnership         36,791     20.06          553,654 (3)  INSEE (6) Aug. 2010   Aug. 2010
                                      owning land and
                                        building (11)

FEATHERCRAFT LANE, WEBSTER, TX
 United Space Alliance                     100%             88,200      5.73          505,020       Stated   Sept.2006   Sept. 2016
 Facilities Management Solutions           100%              3,600      8.40           30,240       Stated   Dec. 2005   Dec. 2005
                                                        ----------                  ---------
                           Total:                           91,800                    535,260

BELLSOUTH ENTERTAINMENT, INC.
 Ft. Lauderdale, FL                        100%             80,450      6.37          512,096        Fixed   June 2009   June 2019

LEARNING CARE GROUP, INC.
(F/K/A CHILDTIME CHILDCARE, INC.) (2)
 12 Locations: AZ, CA, MI, TX         33.93% interest
                                        in limited
                                        partnership
                                      owning land and       83,912     16.59          472,307        CPI     Jan. 2016   Jan. 2041
                                       building (10)

YALE SECURITY, INC.
 Lemont, IL                                100%            113,133      4.06          459,000       Stated   Mar. 2011   Mar. 2011

WINN-DIXIE STORES, INC. (5)
 Bay Minette, AL (9)                       100%             34,887      3.68          128,470      % Sales   June 2007   June 2037
 Brewton, AL                               100%             30,625      4.39          134,500      % Sales   Oct. 2010   Oct. 2030
 Montgomery, AL                            100%             32,690      5.86          191,534      % Sales   Mar. 2008   Mar. 2038
                                                        ----------                  ---------
                           Total:                           98,202                    454,504

AFFILIATED FOODS SW, INC.
 Hope, AR                                                                                                    Mar. 2007   Mar. 2037
 Little Rock, AR                           100%            122,074      3.28          400,148        CPI     Mar. 2007   Mar. 2022
 Little Rock, AR                                                                                             Jan. 2009   Jan. 2024

BEAUMONT, TX
 Olmstead Kirk  Paper Company              100%              5,760      6.76           38,934       Stated   Dec. 2007   Dec. 2007
 Petrocon Engineering, Inc.                                 42,880      8.40          360,192                Dec. 2011   Dec. 2014
                                                            ------                  ---------
                           Total:                           48,640                    399,126

LOCKHAVEN DRIVE, HOUSTON, TX
 Honeywell, Inc.                           100%            119,320      2.03          242,400       Stated   Sept.2005   Sept. 2005
 Continental Airlines, Inc.                                 25,125      5.96          149,688                July 2008   July 2008
                                                        ----------                  ---------
                           Total:                          144,445                    392,088

KMART CORPORATION
 Citrus Heights, CA                        100%            192,778      2.02          390,000      Stated/%  May 2006    May 2026
 Drayton Plains, MI                                                                                  Rent    Mar. 2006   Mar 2026

CENTURY CENTER, HOUSTON, TX
 Various Tenants                           100%             40,568      8.55          346,764       Stated   Various     Various
 Vacant                                                      9,072                          -
                                                            ------                  ---------
                           Total:                           49,640                    346,764

FAURECIA EXHAUST SYSTEMS, INC.
 Toledo, OH                                100%             61,000      5.51          336,000        CPI     Nov. 2022   Nov. 2042

BROOMFIELD, CO
 Various Tenants                           100%             81,158      4.09          332,138       Various  Various     Various
 Vacant                                                     23,297                          -
                                                        ----------                  ---------
                           Total:                          104,455                   332,138

BAY AREA BOULEVARD, HOUSTON, TX
 Bike Barn Holding Company, Inc.           100%              6,216     10.42           64,800       Stated   Aug.2010    Aug. 2015
 Sears Roebuck and Co.                                      21,069     10.60          223,331                Sept.2005   Sept. 2015
                                                        ----------                  ---------
                           Total:                           27,285                    288,131

ALSTOM POWER, INC.
 Erlanger, KY                              100%            118,200      2.43          287,226       Stated   May 2013   May 2013
 Vacant                                                    631,500                          -
                                                        ----------                  ---------
                           Total:                          749,700                    287,226


                             W. P. CAREY & CO. LLC

                                                                      RENT PER
         LEASE OBLIGOR/                   OWNERSHIP          SQUARE    SQUARE   SHARE OF CURRENT  INCREASE    LEASE        MAXIMUM
           LOCATION                       INTEREST           FOOTAGE    FOOT     ANNUAL RENTS(1)   FACTOR     TERM          TERM
-------------------------------    -----------------------   -------  --------  ----------------  --------  ----------   -----------
TOOLING SYSTEMS, LLC(4)
   Frankenmuth, MI                           100%            128,400     2.21       283,451       Stated    Aug. 2012    Aug. 2017

DIRECTION REGIONAL DES AFFAIRES
SANITAIRES ET SOCIALES
   Rouen, France(2)                75% interest in foreign
                                   partnership owning land
                                      and building (11)       25,618    14.42       276,987(3)    INSEE(6)  Mar. 2006    Mar. 2006

THE ROOF CENTER, INC.
   Manassas, VA                              100%             60,446     4.58       276,750       Stated    July 2009    July 2009

GAMES WORKSHOP, INC.
   Glen Burnie, MD                           100%             45,300     6.10       276,155       CPI       April 2006   April 2016

QWEST COMMUNICATIONS, INC.(2)
   Scottsdale, AZ                            100%              4,460    60.60       270,270       Stated    Feb. 2007    Feb. 2017

NORTHERN TUBE, INC.
   Pinconning, MI                            100%            220,588     1.15       254,538       CPI       July 2013    July 2023

PENBERTHY PRODUCTS, INC.
   Prophetstown, IL                          100%            161,878     1.47       237,486       CPI       April 2006   April 2026

VERIZON COMMUNICATIONS, INC.
   Milton, VT                                100%             30,624     6.81       208,467       Stated    Feb. 2013    Feb. 2023

XEROX CORPORATION/PHOTO CENTER
   Hot Springs, AR                           100%             37,190     4.53       168,414       Stated    May 2011     May 2021

KENYON INTERNATIONAL EMERGENCY SERVICES, INC.
   Houston, TX                               100%             17,725     3.95        70,014       Stated    Oct. 2009    Oct. 2019

SALISBURY, NC
   Shinn Systems, Inc.                       100%             13,284     2.00        26,568       Fixed     Nov. 2006    Nov. 2006
   Vacant                                                    298,681                      -
                                                             -------                -------
                         Total:                              311,965                 26,568

VACANT
Cincinnati, OH (Property to be
Sold)                                                        597,996
Travelers Rest, SC                                           181,700
Denton, TX                                                    90,140
Houston, TX                                                   10,960
South Boston, VA (Property Sold)                              43,387
Duffield, VA                                                  15,444
                                                             -------
                         Total:                              939,627

      1. Share of Current Annual Rents is the product of the Square Footage, the Rent per Square Foot, and any ownership interest percentage as noted.

      2.  These properties are encumbered by mortgage notes payable.

      3.  Based on exchange rates at December 31, 2004.

      4.  Tenant has filed bankruptcy.

      5. Current annual rent does not include percentage of sales rent, payable under the lease contract.

      6. INSEE construction index, an index published quarterly by the French Government.

      7. Rent to be reduced to $1,000,000/yr. effective January 1, 2005. For financial statement purposes, Livho, Inc. is consolidated as we have concluded that it is a variable interest entity.

      8. Lease expired December 31, 2004 and property was vacant effective January 1, 2005.

      9. Winn-Dixie has filed for Chapter 11 bankruptcy protection in February 2005.

     10.  Remaining interest in this property is owned by an affiliate(s).

     11. Remaining interest in this property is owned by a non-affiliated third party.

                              W. P. CAREY & CO. LLC

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2004, we were not involved in any material litigation.

In March 2004, following a broker-dealer examination of Carey Financial, our wholly-owned broker-dealer subsidiary, by the staff of the SEC, Carey Financial received a letter from the staff of the SEC alleging certain infractions by Carey Financial of the Securities Act of 1933, the Securities Exchange Act of 1934, the rules and regulations thereunder and those of the National Association of Securities Dealers, Inc. ("NASD").

The staff alleged that in connection with a public offering of shares of CPA(R):15, Carey Financial and its retail distributors sold certain securities without an effective registration statement. Specifically, the staff alleged that the delivery of investor funds into escrow after completion of the first phase of the offering (the "Phase I Offering"), completed in the fourth quarter of 2002 but before a registration statement with respect to the second phase of the offering (the "Phase II Offering") became effective in the first quarter of 2003, constituted sales of securities in violation of Section 5 of the Securities Act of 1933. In addition, in the March 2004 letter the staff raised issues about whether actions taken in connection with the Phase II offering were adequately disclosed to investors in the Phase I Offering. In the event the Commission pursues these allegations, or if affected CPA(R):15 investors bring a similar private action, CPA(R):15 might be required to offer the affected investors the opportunity to receive a return of their investment. It cannot be determined at this time if, as a consequence of investor funds being returned by CPA(R):15, Carey Financial would be required to return to CPA(R):15 the commissions paid by CPA(R):15 on purchases actually rescinded. Further, as part of any action against us, the SEC could seek disgorgement of any such commissions or different or additional penalties or relief, including without limitation, injunctive relief and/or civil monetary penalties, irrespective of the outcome of any rescission offer. We cannot predict the potential effect such a rescission offer or SEC action may ultimately have on our operations or the operations of Carey Financial. There can be no assurance that the effect, if any, would not be material.

The staff also alleged in the March 2004 letter that the prospectus delivered with respect to the Phase I Offering contained material misrepresentations and omissions in violation of Section 17 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder in that the prospectus failed to disclose that (i) the proceeds of the Phase I Offering would be used to advance commissions and expenses payable with respect to the Phase II Offering, and (ii) the payment of dividends to Phase II shareholders whose funds had been held in escrow pending effectiveness of the registration statement resulted in significantly higher annualized rates of return than were being earned by Phase I shareholders. Carey Financial has reimbursed CPA(R):15 for the interest cost of advancing the commissions that were later recovered by CPA(R):15 from the Phase II Offering proceeds.

In June 2004, the Division of Enforcement of the SEC ("Enforcement Staff") commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 in connection with the public offerings of shares of CPA(R):15 during 2002 and 2003. In December 2004, the scope of the Enforcement Staff's inquiries broadened to include broker-dealer compensation arrangements in connection with CPA(R):15 and other REITs managed by us, as well as the disclosure of such arrangements. At that time we and Carey Financial received a subpoena from the Enforcement Staff seeking documents relating to payments by us, Carey Financial, and REITs managed by us to (or requests for payment received from) any broker-dealer, excluding selling commissions and selected dealer fees. We and Carey Financial subsequently received additional subpoenas and requests for information from the Enforcement Staff seeking, among other things, information relating to any revenue sharing agreements or payments (defined to include any payment to a broker-dealer, excluding selling commissions and selected dealer fees) made by us, Carey Financial or any REIT managed by us in connection with the distribution of REITs managed by us or the retention or maintenance of REIT assets. Other information sought by the SEC includes information concerning the accounting treatment and disclosure of any such payments, communications with third parties (including other REIT issuers) concerning revenue sharing, and documents concerning the calculation of underwriting compensation in connection with the REIT offerings under applicable NASD rules.

In response to the Enforcement Staff's subpoenas and requests, we and Carey Financial have produced documents relating to payments made to certain broker-dealers both during and after the offering process, for certain of the REITs managed by us (including Corporate Property Associates 10 Incorporated, CIP(R), CPA(R):12, CPA(R):14, and CPA(R):15), in addition to selling commissions and selected dealer fees. The expenses associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by the REITs. We are continuing to gather information relating to these types of payments made to broker-dealers and supply it to the SEC.

                              W. P. CAREY & CO. LLC

We and Carey Financial are cooperating fully with this investigation and are in the process of providing information to the Enforcement Staff in response to the subpoenas and requests. Although no regulatory action has been initiated against Carey Financial or us in connection with the matters being investigated, it is possible that the SEC may pursue an action against either us or Carey Financial in the future. The potential timing of any such action and the nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the year ended December 31, 2004 to a vote of security holders, through the solicitation of proxies or otherwise.

                              W. P. CAREY & CO. LLC

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information with respect to Registrant's common equity is hereby incorporated by reference to page 51 of our Annual Report contained in Appendix A.

Item 6. Selected Financial Data.

Selected Financial Data are hereby incorporated by reference to page 2 of our Annual Report contained in Appendix A.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis are hereby incorporated by reference to pages 3 to 18 of our Annual Report contained in Appendix A.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

(In thousands)

Market risk is the exposure to loss resulting from changes in interest, foreign currency exchange rates and equity prices. In pursuing our business plan, the primary risks to which we are exposed are interest rate risk and foreign currency exchange risk.

Interest Rate Risk
The value of our real estate is subject to fluctuations based on changes in interest rates, local and regional economic conditions and changes in the creditworthiness of lessees, all which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled.

At December 31, 2004, $136,402 of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. Interest on fixed rate debt as of December 31, 2004 ranged from 6.11% to 10.125%. The interest rate on variable rate debt as of December 31, 2004 ranged from 3.5375% to 6.44%.

Advances from the line of credit bear interest at an annual rate of either (i) the one, two, three or six-month LIBOR, plus a spread which ranges from 0.6% to 1.45% depending on leverage or corporate credit rating or (ii) the greater of the bank's Prime Rate and the Federal Funds Effective Rate, plus .50%, plus a spread of up to .125% depending on our leverage.

                         2005          2006           2007          2008         2009       Thereafter       Total       Fair Value
Fixed rate debt        $ 11,885      $ 21,159      $  23,526      $ 8,128      $ 35,045      $ 36,659      $ 136,402     $ 137,825
Weighted average
     interest rate         8.23%         7.22%          7.91%        7.69%         7.39%         7.23%
Variable rate debt     $  2,470      $  2,767      $ 105,061      $ 3,379      $  3,577      $ 39,042      $ 156,296     $ 156,296

Annual interest expense would increase or decrease on variable rate debt by approximately $1,563 for each 1% increase or decrease in interest rates. A change in interest rates of 1% would impact the fair value of our fixed rate debt at December 31, 2004 by approximately $4,367.

Foreign Currency Exchange Rate Risk
We have foreign operations in France and as such are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. All of our foreign operations for the preceding year were conducted in the Euro. We are a net receiver of the foreign currency (we receive more cash then we pay out) and therefore we benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. For the year ended December 31, 2004, we recognized $430 in foreign currency transaction gains in connection with the transfer of cash from foreign operating subsidiaries to the parent company. The cash received was subsequently converted into dollars. In addition, for the year ended December 31, 2004, we recognized net unrealized foreign currency gains of $790. The cumulative foreign currency translation adjustment reflects a gain of $515. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

                              W. P. CAREY & CO. LLC

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases resulting from our foreign operations are as follows:

                      2005      2006      2007      2008      2009   Thereafter   Total
                    -------   -------   -------   -------   -------  ----------  --------
Minimum Rents (1)   $ 8,548   $ 8,547   $ 8,476   $ 7,959   $ 7,192   $ 14,771   $ 55,493

Scheduled principal payments for mortgage notes payable for our foreign operations during each of the next five years following December 31, 2004 and thereafter are as follows:

                      2005      2006      2007      2008      2009   Thereafter   Total
                    -------   -------   -------   -------   -------  ----------  --------
Mortgage notes
Payable (1)         $ 2,470   $ 2,767   $ 3,061   $ 3,379   $ 3,578   $ 39,041   $ 54,296

(1) Based on the December 31, 2004 exchange rate for the Euro.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements and supplementary data are hereby incorporated by reference to pages 19 to 50 of our Annual Report contained in Appendix A:

(i)      Report of Independent Registered Public Accounting Firm

(ii)     Consolidated Balance Sheets as of December 31, 2004 and 2003

(iii) Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

(iv) Consolidated Statements of Members' Equity for the years ended December 31, 2002, 2003 and 2004

(v) Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

(vi)     Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Our co-chief executive officers and chief financial officer have conducted a review of our disclosure controls and procedures as of December 31, 2004.

Our disclosure controls and procedures include our controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is accumulated and communicated to our management, including our co-chief executive officers and chief financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported, within the required time periods.

Based upon this review, our co-chief executive officers and chief financial officer have concluded that our disclosure controls (as defined in Rule 13a-14(c) under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, we used criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, as of December 31, 2004, our internal control over financial reporting is effective based on those criteria.

Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm who also audited our consolidated financial statements included in Item 8, as stated in their report in Item 8.

                             W. P. CAREY & CO. LLC

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

This information will be contained in our definitive Proxy Statement with respect to our 2004 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

This information will be contained in our definitive Proxy Statement with respect to our 2004 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

This information will be contained in our definitive Proxy Statement with respect to our 2004 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

This information will be contained in our definitive Proxy Statement with respect to our 2004 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

This information will be contained in our definitive Proxy Statement with respect to our 2004 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.

                             W. P. CAREY & CO. LLC

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements:

The following financial statements are filed as a part of this Report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2004 and 2003.

Consolidated Statements of Income for the years ended December 31, 2004, 2003, and 2002.

Consolidated Statements of Members' Equity for the years ended December 31, 2002, 2003, and 2004.

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002.

Notes to Consolidated Financial Statements.

The Consolidated Financial Statements are hereby incorporated by reference to pages 19 to 50 of our Annual Report contained in Appendix A.

2. Financial Statement Schedules:

The following schedule is filed as a part of this Report:

      Report of Independent Registered Public Accounting Firm.

      Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2004.

      Notes to Schedule III.

      Schedule III and notes thereto are contained herein on pages 27 to 34 of this Form 10-K.

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

Exhibit                                                                                       Method of
  No.                                    Description                                           Filing
-------      -------------------------------------------------------------------   -----------------------------
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

 10.2        Non-Employee Directors' Incentive Plan.                               Exhibit 10.2 to Registration
                                                                                   Statement on Form S-4
                                                                                   (No. 333-37901) dated October
                                                                                   15, 1997

 10.3        1997 Share Incentive Plan.                                            Exhibit 10.3 to Registration
                                                                                   Statement on Form S-4
                                                                                   (No. 333-37901) dated October
                                                                                   15, 1997

 10.4        Non-Statutory Listed Share Option Agreement.                          Exhibit 10.5 to Registration
                                                                                   Statement on Form S-4
                                                                                   (No. 333-37901) dated October
                                                                                   15, 1997

 10.5        Carey Asset Management Corp. 2005 Partnership Equity                  Filed herewith
             Unit Plan.

 10.6        Third Amended and Restated Credit Agreement                           Filed herewith
             dated as of May 27, 2004.

 10.7        Employment Agreement Dated April 7, 1997 between                      Filed herewith
             W.P. Carey & Co., Inc. and Gordon S. DuGan.

 10.8        Employment Agreement dated April 7, 1997 between                      Filed herewith
             W.P. Carey & Co., Inc. and John J. Park.

 21.1        List of Registrant Subsidiaries.                                      Filed herewith

 23.1        Consent of PricewaterhouseCoopers LLP.                                Filed herewith

 31.1        Certification of Chief Executive Officer pursuant to Section 302(a)   Filed herewith
             of the Sarbanes-Oxley Act of 2002.

 31.2        Certification of Chief Financial Officer pursuant to Section 302(a)   Filed herewith
             Of the Sarbanes-Oxley Act of 2002.

                             W. P. CAREY & CO. LLC

Exhibit                                                                                       Method of
  No.                                    Description                                           Filing
-------      -------------------------------------------------------------------   -----------------------------
  32.1       Chief Executive Officer's Certification Pursuant to Section 906       Filed herewith
             of the Sarbanes-Oxley Act of 2002.

  32.2       Chief Financial Officer's Certification Pursuant to Section 906       Filed herewith
             of the Sarbanes-Oxley Act of 2002.

 99.13       Amended and Restated Agreement of Limited Partnership                 Exhibit 99.13 to Registration
             of CPA(R): 1.                                                         Statement on Form S-4
                                                                                   (No. 333-37901) dated October
                                                                                   15, 1997

 99.16       Amended and Restated Agreement of Limited Partnership                 Exhibit 99.16 to Registration
             of CPA(R): 4.                                                         Statement on Form S-4
                                                                                   (No. 333-37901) dated October
                                                                                   15, 1997

 99.18       Amended and Restated Agreement of Limited Partnership                 Exhibit 99.18 to Registration
             of CPA(R): 6.                                                         Statement on Form S-4
                                                                                   (No. 333-37901) dated October
                                                                                   15, 1997

 99.21       Amended and Restated Agreement of Limited Partnership                 Exhibit 99.21 to Registration
             of CPA(R): 9.                                                         Statement on Form S-4
                                                                                   (No. 333-37901) dated October
                                                                                   15, 1997

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

            W. P. CAREY & CO. LLC

3/15/2005   BY: /s/ John J. Park
---------       ---------------------------------------------
  Date          John J. Park
                Managing Director and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

3/15/2005   BY: /s/ William P. Carey
---------       --------------------------------------------------------------
  Date          William P. Carey
                Chairman of the Board, Co-Chief Executive Officer and Director
                (Co-Principal Executive Officer)

3/15/2005   BY: /s/ Francis J. Carey
---------       --------------------------------------------------------------
  Date          Francis J. Carey
                Vice Chairman of the Board, Chairman of the Executive Committee
                and Director

3/15/2005   BY: /s/ Gordon F. DuGan
---------       --------------------------------------------------------------
  Date          Gordon F. DuGan
                President and Co-Chief Executive Officer and Director
                (Co-Principal Executive Officer)

3/15/2005   BY: /s/ George E. Stoddard
---------       --------------------------------------------------------------
  Date          George E. Stoddard
                Senior Executive Vice President and Director

3/15/2005   BY: /s/ Nathaniel S. Coolidge
---------       --------------------------------------------------------------
  Date          Nathaniel  S. Coolidge
                Chairman of the Audit Committee and Director

3/15/2005   BY: /s/ Eberhard Faber IV
---------       --------------------------------------------------------------
  Date          Eberhard Faber IV
                Chairman of Nomination & Corporate Governance Committee and
                Director

3/15/2005   BY: /s/ Dr. Lawrence R. Klein
---------       --------------------------------------------------------------
  Date          Dr. Lawrence R. Klein
                Chairman of the Economic Policy Committee and Director

3/15/2005   BY: /s/ Charles C. Townsend, Jr.
---------       --------------------------------------------------------------
  Date          Charles C. Townsend, Jr.
                Chairman of the Compensation Committee and Director

3/15/2005   BY: /s/ Ralph Verni
---------       --------------------------------------------------------------
  Date          Ralph Verni
                Director

3/15/2005   BY: /s/ Karsten von Koller
---------       --------------------------------------------------------------
  Date          Karsten von Koller
                Director

3/15/2005   BY: /s/ Reginald Winssinger
---------       --------------------------------------------------------------
  Date          Reginald Winssinger
                Director

3/15/2005   BY: /s/ John J. Park
---------       --------------------------------------------------------------
  Date          John J. Park
                Managing Director and Chief Financial Officer

3/15/2005   BY: /s/ Claude Fernandez
---------       --------------------------------------------------------------
  Date          Claude Fernandez
                Managing Director and Chief Accounting Officer

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of
W. P. Carey & Co. LLC:

Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 15, 2005 appearing in the 2004 Annual Report to Shareholders of W. P. Carey & Co. LLC (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
New York, New York
March 15, 2005

                             W. P. CAREY & CO. LLC

            SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                            as of December 31, 2004


                                         Initial Cost to Company  Costs Capitalized
                                         -----------------------   Subsequent to    Increase (decrease) in
       Description         Encumbrances     Land      Buildings    Acquisition (a)     Net Investments (b)
       -----------         ------------  ----------  -----------  -----------------  ----------------------
Operating Method:
Office, warehouse and
  manufacturing buildings
  leased to various
  tenants in Broomfield,
  Colorado                               $  247,993  $ 2,538,263      $4,779,536
Distribution facilities
  and warehouses in
  Erlanger, Kentucky
  partially leased to
  Alstom Power, Inc.                      1,525,593   21,427,148         255,329              141,235
Supermarkets leased to
  Winn-Dixie Stores, Inc.                   855,196    6,762,374                           (3,973,120)
Warehouse and manufac-
  turing plant leased to
  Pre Finish Metals
  Incorporated                              324,046    8,408,833
Land leased to Unisource
  Worldwide, Inc.                         4,573,360
Centralized telephone
  bureau leased to Exel
  Communications, Inc.                      925,162    4,023,627                              101,983
Office building leased to
  Petrocon Engineering,
  Inc. and Olmstead Kirk
  Paper Company                             164,113    2,343,849         504,941
Computer center leased to
  AT&T Corporation                          269,700    5,099,964       4,165,742              (2,612)
Office, manufacturing and
  warehouse buildings
  leased to AMS Holding
  Group                                   1,389,951    5,337,002          92,326          (1,039,757)
Warehouse and
  distribution leased to
  Shinn Systems                             246,949    5,034,911       1,363,829
Manufacturing and office
  buildings leased to
  Penn Virginia Coal
  Company                                   240,072      609,267
Land leased to Eaton
  Corporation (f/k/a
  Powerware Corporation)                  1,638,012                                         (809,735)
Warehouse/ office
  research facilities
  leased to
 Lockheed Martin
  Corporation                             1,218,860    6,283,475         539,706
Warehouse/distribution
  facilities leased to
  Games Workshop, Inc.                      293,801    1,912,271          79,682

                                                                                               Life on which
                                              Gross Amount at                                 Depreciation in
                                    which Carried at Close of Period (e)                          Latest
                           ------------------------------------------------------               Statement of
                                                                   Accumulated       Date         Income
       Description            Land      Buildings      Total     Depreciation (e)  Acquired     is Computed
       -----------         ----------  -----------  -----------  ----------------  ---------  ---------------
Operating Method:
Office, warehouse and
  manufacturing buildings
  leased to various
  tenants in Broomfield,
  Colorado                 $3,827,529  $ 3,738,263  $ 7,565,792   $    605,447      1/1/1998     40 yrs.
Distribution facilities
  and warehouses in
  Erlanger, Kentucky
  partially leased to
  Alstom Power, Inc.        1,525,593   21,823,712   23,349,305      3,805,365      1/1/1998     40 yrs.
Supermarkets leased to
  Winn-Dixie Stores, Inc.     406,674    3,237,776    3,644,450        670,948      1/1/1998     40 yrs.
Warehouse and manufac-
  turing plant leased to
  Pre Finish Metals
  Incorporated                324,046    8,408,833    8,732,879      1,471,546      1/1/1998     40 yrs.
Land leased to Unisource
  Worldwide, Inc.           4,573,360                 4,573,360                     1/1/1998      N/A
Centralized telephone
  bureau leased to Exel
  Communications, Inc.        925,162    4,125,610    5,050,772        715,300      1/1/1998     40 yrs.
Office building leased to
  Petrocon Engineering,
  Inc. and Olmstead Kirk
  Paper Company               164,113    2,848,790    3,012,903        503,172      1/1/1998     40 yrs.
Computer center leased to
  AT&T Corporation            269,700    9,263,094    9,532,794        739,969      1/1/1998     40 yrs.
Office, manufacturing and
  warehouse buildings
  leased to AMS Holding
  Group                     1,107,855    4,671,667    5,779,522        790,101      1/1/1998     40 yrs.
Warehouse and
  distribution leased to
  Shinn Systems               246,949    6,398,740    6,645,689      1,089,748      1/1/1998     40 yrs.
Manufacturing and office
  buildings leased to
  Penn Virginia Coal
  Company                     240,072      609,267      849,339        106,622      1/1/1998     40 yrs.
Land leased to Eaton
  Corporation (f/k/a
  Powerware Corporation)      828,277                   828,277                     1/1/1998      N/A
Warehouse/ office
  research facilities
  leased to
  Lockheed Martin
  Corporation               1,218,860    6,823,181    8,042,041      1,184,704      1/1/1998     40 yrs.
Warehouse/distribution
  facilities leased to
  Games Workshop, Inc.        293,801    1,991,953    2,285,754        337,957      1/1/1998     40 yrs.

                               W. P. CAREY & CO. LLC

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                            as of December 31, 2004

                                          Initial Cost to Company   Costs Capitalized
                                          -----------------------     Subsequent to    Increase (decrease) in
       Description          Encumbrances     Land     Buildings       Acquisition(a)      Net Investments(b)
-------------------------   ------------  ---------  ------------   -----------------   ---------------------
Operating Method:
Warehouse and office
  facility leased to
  BellSouth
  Entertainment, Inc.                     1,173,108   3,368,141               242,885                98,916
Manufacturing and office
  facility leased to Yale
  Security, Inc.                            345,323   3,913,657               186,165                60,394
Manufacturing facilities
  leased to Northern
  Tube, Inc.                                 31,725   1,691,580
Manufacturing facilities
  leased to Anthony's
  Manufacturing Company,
  Inc.                                    2,051,769   5,321,776                                     152,368
Manufacturing facilities
  in Traveler's Rest, SC                    263,618   4,046,406                                  (2,506,543)
Land leased to AutoZone,
  Inc.                        11,350,339  9,382,198                                                (147,949)
Office facility leased to
  Verizon Communications,
  Inc.                                      219,548   1,578,592
Land leased to Sybron
  Dental Specialities,
  Inc.                                    1,135,003                                                  17,286
Office facility in
  Bloomingdale, IL leased
  to 4 lessees                            1,074,640  11,452,967               324,192
Manufacturing and office
  facility leased to The
  Roof Centers, Inc.                        459,593   1,351,737
Manufacturing facilities
  leased to Quebecor
  Printing Inc.               11,145,915  4,458,047  18,695,004                                     477,347
Distribution and office
  facilities leased to
  Federal Express
  Corporation                               335,189   1,839,331
Land leased to Dr Pepper
  Bottling Company of
  Texas                                   9,795,193
Manufacturing facility
  leased to Detroit
  Diesel Corporation          12,600,516  5,967,620  31,730,547                                     775,099

Engineering and
  Fabrication facility
  leased to Orbital
  Sciences Corporation        13,585,396  5,034,749  18,956,971             2,185,077               541,325

                                                                                       Life on  which
                                                                                        Depreciation
                             Gross Amount at which Carried                               in Latest
                                at Close of Period (e)         Accumulated              Statement of
                           ---------------------------------   Depreciation    Date        Income
       Description           Land      Buildings     Total          (e)      Acquired   is Computed
-------------------------  ---------  ----------   ---------   ------------  --------  --------------
Operating Method:
Warehouse and office
  facility leased to
  BellSouth
  Entertainment, Inc.      1,173,108   3,709,942   4,883,050        626,763  1/1/1998      40 yrs.
Manufacturing and office
  facility leased to Yale
  Security, Inc.             345,323   4,160,216   4,505,539        695,440  1/1/1998      40 yrs.
Manufacturing facilities
  leased to Northern
  Tube, Inc.                  31,725   1,691,580   1,723,305        296,027  1/1/1998      40 yrs.
Manufacturing facilities
  leased to Anthony's
  Manufacturing Company,
  Inc.                     2,051,769   5,474,144   7,525,913        948,000  1/1/1998      40 yrs.
Manufacturing facilities
  in Traveler's Rest, SC     263,618   1,539,863   1,803,481        457,467  1/1/1998      40 yrs.
Land leased to AutoZone,
  Inc.                     9,234,249               9,234,249                  1/1/1998      N/A
Office facility leased to
  Verizon Communications,
  Inc.                       219,548   1,578,592   1,798,140        276,253   1/1/1998     40 yrs.
Land leased to Sybron
  Dental Specialities,
  Inc.                     1,152,289               1,152,289                  1/1/1998      N/A
Office facility in
  Bloomingdale, IL leased
  to 4 lessees             1,085,551  11,766,248  12,851,799      2,025,367   1/1/1998      40 yrs.
Manufacturing and office
  facility leased to The
  Roof Centers, Inc.         459,593   1,351,737   1,811,330        236,554   1/1/1998      40 yrs.
Manufacturing facilities
  leased to Quebecor
  Printing Inc.            4,458,047  19,172,351  23,630,398      3,323,889   1/1/1998      40 yrs.
Distribution and office
  facilities leased to
  Federal Express
  Corporation                335,189   1,839,331   2,174,520        321,883   1/1/1998      40 yrs.
Land leased to Dr Pepper
  Bottling Company of
  Texas                    9,795,193               9,795,193                  1/1/1998      N/A
Manufacturing facility
  leased to Detroit
  Diesel Corporation       5,967,620  32,505,646  38,473,266      5,637,710   1/1/1998      40 yrs.

Engineering and
  Fabrication facility
  leased to Orbital
  Sciences Corporation     5,034,749  21,683,373  26,718,122      3,684,005   1/1/1998      40 yrs.

                             W. P. CAREY & CO. LLC

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                            AS OF DECEMBER 31, 2004

                                         Initial Cost to Company    Costs Capitalized
                                         -----------------------      Subsequent to    Increase (decrease)in
     Description           Encumbrances     Land     Buildings        Acquisition(a)    Net Investments(b)
-------------------------  ------------  ---------  ------------    -----------------  ---------------------
Operating Method:
Distribution facility
  leased to Kenyon
  International Emergency
  Services, Inc.                           166,745     884,772
Retail store leased to
  Eagle Hardware and
  Garden, Inc.               9,809,802   4,125,000  11,811,641            393,206
Office building in
  Pantin, France leased
  to eleven lessees         13,222,810   2,674,914   8,113,120                              2,211,580
Office facility in Rouen,
  France leased to Tellit
  Assurances                 3,988,428     542,968   5,286,915                              1,007,506
Portfolio of seven
  properties in Houston,
  Texas leased to 12
  lessees                    4,905,935   3,260,000  22,574,073            377,160
Office facility leased to
  America West Holdings
  Corporation.              16,919,104   2,274,782  26,701,663
Office facility leased to
  Sprint Spectrum L.P.       8,503,603   1,190,000   9,352,965          1,315,694
Office facility in Rouen,
  France leased to
  Direction Regional des
  Affaires Sanitaires et
  Sociales                   1,497,610     303,061   2,109,731                                268,173
Office facility leased to
  Cendant Operations, Inc.   5,777,939     351,445   5,980,736            527,368              42,917
Office facility leased to
   BellSouth
  Telecommunications, Inc.   4,813,186     720,000   7,708,458            119,092
Office buildings in
  Phalempine and Joue Les
  Tourse, France leased
  to DSM Food Specialties
  and Societe de
  Traitements                3,720,064     451,168   4,478,891                              1,107,879
Office facility in Tours,
  France leased to
  Bouygues Telecom SA       10,063,942   1,033,532   9,737,359                              4,640,780
Office facility in
  Illkirch, France leased
  to Bouygues Telecom SA    21,803,491              18,520,178                             10,006,308

Manufacturing facility
  leased to Swat Fame,
  Inc.                                   3,789,019  13,163,763          1,090,044             317,639
Manufacturing facilities
  leased to BE Aerospace,    8,971,692   1,860,000  12,538,600                                  5,663


                                                                                                Life on
                                                                                                 which
                               Gross Amount at which Carried                                  Depreciation
                                   at Close of Period (e)                                     in Latest
                             ---------------------------------  Accumulated                   Statement of
                                                                Depreciation     Date            Income
     Description               Land      Buildings    Total          (e)       Acquired       is Computed
-------------------------    ---------  ----------  ----------  ------------  ----------      ------------
Operating Method:
Distribution facility
  leased to Kenyon
  International Emergency
  Services, Inc.               166,745     884,772   1,051,517     154,835      1/1/1998        40 yrs.
Retail store leased to
  Eagle Hardware and
  Garden, Inc.               4,493,534  11,836,313  16,329,847   1,984,140     4/23/1998        40 yrs.
Office building in
  Pantin, France leased
  to eleven lessees          1,597,493  11,402,121  12,999,614   1,865,389     5/27/1998        40 yrs.
Office facility in Rouen,
  France leased to Tellit
  Assurances                   663,150   6,174,239   6,837,389     967,526     6/10/1998        40 yrs.
Portfolio of seven
  properties in Houston,
  Texas leased to 12
  lessees                    3,260,000  22,951,233  26,211,233   3,774,755     6/15/1998        40 yrs.
Office facility leased to
  America West Holdings
  Corporation.               2,274,782  26,701,663  28,976,445   3,780,828     6/30/1998        40 yrs.
Office facility leased to
  Sprint Spectrum L.P.       1,466,884  10,391,775  11,858,659   1,514,107      7/1/1998        40 yrs.
Office facility in Rouen,
  France leased to
  Direction Regional des
  Affaires Sanitaires et
  Sociales                     257,922   2,423,043   2,680,965     363,921    11/16/1998        40 yrs.
Office facility leased to
  Cendant Operations, Inc.     351,445   6,551,021   6,902,466   1,028,376     2/19/1999        40 yrs.
Office facility leased to
   BellSouth
  Telecommunications, Inc.     720,000   7,827,550   8,547,550     985,343    12/22/1999        40 yrs.
Office buildings in
  Phalempine and Joue Les
  Tourse, France leased
  to DSM Food Specialties
  and Societe de
  Traitements                  581,606   5,456,332   6,037,938     778,978      5/5/1999        40 yrs.
Office facility in Tours,
  France leased to
  Bouygues Telecom SA        1,497,610  13,914,061  15,411,671   1,476,554      9/1/2000        40 yrs.
Office facility in
  Illkirch, France leased
  to Bouygues Telecom SA                28,526,486  28,526,486   2,338,203     12/3/2001        40 yrs.

Manufacturing facility
  leased to Swat Fame,
  Inc.                       3,789,019  14,571,446  18,360,465   1,075,625      1/1/1998        40 yrs.
Manufacturing facilities
  leased to BE Aerospace,    1,860,000  12,544,263  14,404,263     737,049     9/12/2002        40 yrs.

                              W. P. CAREY & CO. LLC

            SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2004

                                             Initial Cost to Company   Costs Capitalized
                                            --------------------------   Subsequent to   Increase (decrease)in
         Description           Encumbrances     Land        Buildings   Acquisition (a)    Net Investments (b)
         -----------           ------------ ------------  ------------ ----------------- ---------------------
Operating Method:
  Inc.
Office buildings leased to
  Omnicom Group, Inc. (c)         4,594,898    2,032,029    10,151,780
Retail stores leased to Kmart
  Corporation (c)                              1,039,313     4,788,318
Office building leased to
  Titan Corporation (c)                        4,646,946    19,711,863
Warehouse/office leased to
  Hibbett Sporting Goods,
  Inc. (c)                        4,860,520    1,255,668     7,703,604
Office/repair facility leased
  to Qwest Communications,
  Inc. (c)                        1,579,242      586,369        45,954
Office buildings leased to
  Xerox Corporation/Photo
  Center and Affiliated
  Foods SW, Inc. (c)                             850,212     2,938,815
Manufacturing/distribution
  facility leased to
  EnviroWorks, Inc. (c)           3,658,595      362,004    10,854,781
Warehouse leased to Sears
  Logistics Services, Inc.                       974,500     6,979,507
Warehouse leased to Lucent
  Technologies, Inc. (c)                       1,639,057    10,607,869
                               ------------  -----------  ------------     -----------         -----------
                               $177,373,027  $91,768,863  $406,473,049     $18,541,974         $13,494,682
                               ============  ===========  ============     ===========         ===========


                                                                                                       Life on which
                                                                                                      Depreciation in
                                    Gross Amount at which Carried                                          Latest
                                       at Close of Period (e)                                           Statement of
                               ---------------------------------------     Accumulated        Date         Income
         Description               Land      Buildings       Total       Depreciation (e)   Acquired    is Computed
         -----------           -----------  ------------  ------------   ----------------   --------  ---------------
Operating Method:
  Inc.
Office buildings leased to
  Omnicom Group, Inc. (c)        2,032,029    10,151,780    12,183,809          74,023      9/1/2004      40 yrs.
Retail stores leased to Kmart
  Corporation (c)                1,039,313     4,788,318     5,827,631          34,915      9/1/2004      40 yrs.
Office building leased to
  Titan Corporation (c)          4,646,946    19,711,863    24,358,809         143,732      9/1/2004      40 yrs.
Warehouse/office leased to
  Hibbett Sporting Goods,
  Inc. (c)                       1,255,668     7,703,604     8,959,272          56,172      9/1/2004      40 yrs.
Office/repair facility leased
  to Qwest Communications,
  Inc. (c)                         586,369        45,954       632,323             335      9/1/2004      40 yrs.
Office buildings leased to
  Xerox Corporation/Photo
  Center and Affiliated
  Foods SW, Inc. (c)               850,212     2,938,815     3,789,027          21,429      9/1/2004      40 yrs.
Manufacturing/distribution
  facility leased to
  EnviroWorks, Inc. (c)            362,004    10,854,781    11,216,785          79,150      9/1/2004      40 yrs.
Warehouse leased to Sears
  Logistics Services, Inc.         974,500     6,979,507     7,954,007          50,892      9/1/2004      40 yrs.
Warehouse leased to Lucent
  Technologies, Inc. (c)         1,639,057    10,607,869    12,246,926          77,349      9/1/2004      40 yrs.
                               -----------  ------------  ------------     -----------
                               $93,925,850  $436,352,718  $530,278,568     $53,913,863
                               ===========  ============  ============     ===========

                              W. P. CAREY & CO. LLC

            SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2004

                                                Initial Cost to Company  Costs Capitalized
                                                -----------------------    Subsequent to    Increase (Decrease)
          Description             Encumbrances     Land      Buildings     Acquisition (a)   in Net Investment(b)
          -----------             ------------  ----------  -----------  ----------------   --------------------
Direct Financing Method:
Office buildings and
  warehouses leased to
  Unisource Worldwide, Inc.       $  3,503,387  $  331,910  $12,281,102                         $    37,871
Centralized Telephone Bureau
  leased to Western Union
  Financial Services, Inc.                         842,233    4,762,302                            (418,724)
Warehouse and manufacturing
  buildings leased to Gibson
  Greetings, Inc.                                3,495,507   34,016,822                          (3,883,100)
Warehouse and manufacturing
  buildings leased to CSS
  Industries, Inc.                               1,051,005   14,036,912                          (2,228,579)
Manufacturing, distribution
  and office buildings leased
  to Brodart Co.                                   445,383   11,323,899                          (5,305,413)
Technology center leased to
  Faurecia Exhaust Systems, Inc.                   223,585    2,684,424                            (276,580)
Office and research facility
  leased to Eaton Corporation
  (f/k/a Powerware Corporation)                               2,844,120                          (1,326,380)
Manufacturing facility leased
  to Penberthy Products, Inc.                       70,317    1,476,657                            (367,656)
Manufacturing facility and
  warehouse leased to DS Group
  Limited                                          238,532    3,339,449                          (1,199,858)
Retail stores leased to
  AutoZone, Inc.                                             16,416,402                            (384,609)
Retail store leased to
  Wal-Mart Stores, Inc.                          1,839,303    6,535,144                            (869,560)
Manufacturing and office
  facilities leased to Sybron
  International Corporation                      2,273,857   18,078,975       12,728               (635,702)
Manufacturing and office
  facilities leased to Sybron
  Dental Specialties, Inc.                         454,101   13,250,980        9,315                174,479
Manufacturing and office
  facilities leased to NVR L.P.                    728,683    6,092,840                              41,501
Office/warehouse facilities
  leased to United Stationers
  Supply Company                                 1,882,372    5,846,214       26,581             (1,156,540)
Bottling and distribution
  facilities lease to Dr Pepper
  Bottling Company of  Texas                                 27,598,638                          (1,371,862)

                                  Gross Amount at which Carried
                                        at Close of Period
                                  ------------------------------
          Description                         Total                 Date Acquired
          -----------             ------------------------------    -------------
Direct Financing Method:
Office buildings and
  warehouses leased to
  Unisource Worldwide, Inc.              $  12,650,883                 1/1/1998
Centralized Telephone Bureau
  leased to Western Union
  Financial Services, Inc.                   5,185,811                 1/1/1998
Warehouse and manufacturing
  buildings leased to Gibson
  Greetings, Inc.                           33,629,229                 1/1/1998
Warehouse and manufacturing
  buildings leased to CSS
  Industries, Inc.                          12,859,338                 1/1/1998
Manufacturing, distribution
  and office buildings leased
  to Brodart Co.                             6,463,869                 1/1/1998
Technology center leased to
  Faurecia Exhaust Systems, Inc.             2,631,429                 1/1/1998
Office and research facility
  leased to Eaton Corporation
  (f/k/a Powerware Corporation)              1,517,740                 1/1/1998
Manufacturing facility leased
  to Penberthy Products, Inc.                1,179,318                 1/1/1998
Manufacturing facility and
  warehouse leased to DS
  Group Limited                              2,378,123                 1/1/1998
Retail stores leased to
  AutoZone, Inc.                            16,031,793                 1/1/1998
Retail store leased to
  Wal-Mart Stores, Inc.                      7,504,887                 1/1/1998
Manufacturing and office
  facilities leased to Sybron
  International Corporation                 19,729,858                 1/1/1998
Manufacturing and office
  facilities leased to Sybron
  Dental Specialties, Inc.                  13,888,875                 1/1/1998
Manufacturing and office
  facilities leased to NVR L.P.              6,863,024                 1/1/1998
Office/warehouse facilities
  leased to United Stationers
  Supply Company                             6,598,627                 1/1/1998
Bottling and distribution
  facilities lease to Dr Pepper
  Bottling Company of Texas                 26,226,776                 1/1/1998

                              W. P. CAREY & CO. LLC

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2004



                                                                                                             Gross Amount
                                                                                                               at which
                                                                                                              Carried at
                                                                                                               Close of
                                          Initial Cost to Company   Costs Capitalized                           Period
                                         -------------------------    Subsequent to    Increase (Decrease)   ------------    Date
      Description          Encumbrances     Land        Buildings    Acquisition (a)   in Net Investment (b)    Total      Acquired
      -----------          ------------  -----------  ------------  -----------------  --------------------  ------------  ---------
Direct Financing Method:

Office buildings leased
 to Amerisure   Mutual
 Insurance Company (c)        9,821,824    1,965,093    11,884,907              5,919            1,448,829     15,304,748  9/1/2004
                           ------------  -----------  ------------  -----------------  -------------------   ------------
                           $ 13,325,211  $15,841,881  $192,469,787  $          54,543  $       (17,721,883)  $190,644,328
                           ============  ===========  ============  =================  ===================   ============

                                                          Initial Cost to Company
                                                ---------------------------------------------
                                                                  Costs          Increase
                                                               Capitalized      (decrease)
                                                 Personal     Subsequent to       in Net
     Description          Land      Buildings    Property    Acquisition (a)  Investments (b)
     -----------       ----------  -----------  -----------  ---------------  ---------------
Operating real
 estate:
Hotel located in:

  Livonia, Michigan    $2,765,094  $11,086,650  $ 3,277,133  $    6,494,138   $   (7,500,000)
                       ----------  -----------  -----------  --------------   --------------
                       $2,765,094  $11,086,650  $ 3,277,133  $    6,494,138)  $   (7,500,000)
                       ==========  ===========  ===========  ==============   ==============

                                                                                                          Life on which
                                   Gross Amount at which Carried                                         Depreciation in
                                      at Close of Period (e)                                             Latest Statement
                       --------------------------------------------------                              of Income Statement
                                                   Personal                  Accumulated       Date       of Income is
     Description          Land        Buildings    Property      Total     Depreciation (e)  Acquired       computed
     -----------       ------------  -----------  ----------  -----------  ----------------  --------  -------------------
Operating real
 estate:
Hotel located in:

  Livonia, Michigan    $ 2,765,094   $ 7,362,690  $5,995,231  $16,123,015  $      6,982,836  1/1/1998       7-40 yrs.
                       ------------  -----------  ----------  -----------  ----------------
                       $ 2,765,094   $ 7,362,690  $5,995,231  $16,123,015  $      6,982,836
                       ============  ===========  ==========  ===========  ================

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

      (c) Property acquired in connection with merger transaction on September 1, 2004.

      (d) At December 31, 2004, the aggregate cost of real estate owned by the Company and its subsidiaries for Federal income tax purposes is approximately $709,744.

      (e)

                                                                             Reconciliation of Real Estate Accounted for Under the
                                                                                              Operating Method
                                                                                                 December 31,
                                                                             -----------------------------------------------------
                                                                                 2004                2003                 2002
                                                                             ------------        ------------         ------------
Balance at beginning of year                                                 $445,738,136        $474,272,069         $459,243,153
Additions                                                                      87,599,638           2,126,915           15,232,049
Dispositions                                                                   (5,548,193)        (16,136,445)          (2,582,356)
Foreign currency translation adjustment                                         5,669,071          10,747,719            8,424,122
Reclassification from/to assets held for sale, operating real estate, net investment in direct financing lease and equity investments and
 under development                                                              2,069,916         (24,712,122)          (1,692,544)
Impairment charge                                                              (5,250,000)           (560,000)          (4,352,355)
                                                                             ------------        ------------         ------------
Balance at end of year                                                       $530,278,568        $445,738,136         $474,272,069
                                                                             ============        ============         ============

                                                                                  Reconciliation of Accumulated Depreciation
                                                                                                 December 31,
                                                                             -----------------------------------------------------
                                                                                 2004                2003                 2002
                                                                             ------------        ------------         ------------
Balance at beginning of year                                                 $ 45,020,621        $ 41,716,083         $ 32,401,204
Depreciation expense                                                            9,593,923          10,262,019           10,169,739
Depreciation expense from discontinued operations                                 200,046             271,922              312,176
Foreign currency translation adjustment                                           783,292             772,590              417,239
Reclassification from/to assets held for sale, operating real estate and
 net investment in direct  financing lease                                        (93,241)         (6,245,358)          (1,362,047)
Dispositions                                                                   (1,590,778)         (1,756,635)            (222,228)
                                                                             ------------        ------------         ------------
Balance at end of year                                                       $ 53,913,863        $ 45,020,621         $ 41,716,083
                                                                             ============        ============         ============

                                                                                    Reconciliation for Operating Real Estate
                                                                                                   December 31,
                                                                             -----------------------------------------------------
                                                                                 2004                  2003               2002
                                                                             ------------          ------------       ------------
Balance at beginning of year                                                 $ 21,952,052          $  5,720,760       $  8,066,244
Additions                                                                       1,670,963                22,900            384,974
Reclass from real estate accounted for under the operating method                       -            21,952,052                  -
Dispositions                                                                            -            (5,743,660)        (2,730,458)
Impairment charge                                                              (7,500,000)                    -                  -
                                                                             ------------          ------------       ------------
Balance at close of year                                                     $ 16,123,015          $ 21,952,052       $  5,720,760
                                                                             ============          ============       ============

                                                                                Reconciliation of Accumulated Depreciation for
                                                                                             Operating Real Estate
                                                                                                   December 31,
                                                                             -----------------------------------------------------
                                                                                 2004                  2003               2002
                                                                             ------------          ------------       ------------
Balance at beginning of year                                                 $  5,805,321          $  1,664,817       $  2,076,314
Depreciation expense                                                            1,177,515                     -            328,297
Depreciation expense from discontinued operations                                       -               170,219            154,491
Dispositions                                                                            -            (1,835,036)          (889,848)
Reclassification from real estate accounted for under the operating method              -             5,805,321             (4,437)
                                                                             ------------          ------------       ------------
Balance at end of year                                                       $  6,982,836          $  5,805,321       $  1,664,817
                                                                             ============          ============       ============

                                                         APPENDIX A TO FORM 10-K

                               W. P. CAREY & CO. LLC

                                                              2004 ANNUAL REPORT

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, we used criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, as of December 31, 2004, our internal control over financial reporting is effective based on those criteria.

Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm who also audited our consolidated financial statements included in Item 8, as stated in their report in Item 8.

SELECTED FINANCIAL DATA

(In thousands except per share amounts)

                                                  2004        2003       2002       2001       2000
                                               ----------   --------   --------   --------   ----------
Operating Data:

Revenues (1)                                   $  227,774   $159,238   $152,404   $120,493   $ 101,469

Income (loss) from continuing operations (2)       69,048     62,562     44,138     31,079     (12,688)

Basic earnings (loss) from continuing
  operations per share                               1.85       1.71       1.24        .90        (.43)

Diluted earnings (loss) from continuing
  operations per share                               1.77       1.64       1.21        .89        (.43)

Net income (loss)                                  63,851     62,878     46,588     35,761      (9,278)

Basic earnings (loss) per share                      1.71       1.72       1.31       1.04        (.31)

Diluted earnings (loss) per share                    1.64       1.65       1.28       1.02        (.31)

Cash dividends paid                                65,073     62,978     60,708     58,048      49,957

Cash provided by operating activities              98,849     67,295     75,896     58,877      58,222

Cash dividends declared per share                    1.76       1.73       1.72       1.70        1.69

Payment of mortgage principal (3)                   9,428      8,548      8,428      8,230       7,590

Balance Sheet Data:

Real estate, net (4)                           $  485,505   $421,543   $440,193   $435,629   $ 433,867

Net investment in direct financing leases         190,644    182,452    189,339    258,041     287,876

Total assets                                    1,013,539    906,505    893,524    915,883     904,242

Long-term obligations (5)                         278,821    158,605    226,102    287,903     176,657

(1) Prior year amounts have been reclassified to conform to the current year presentation of excluding other interest income from revenues.

(2) Includes gain on sale of real estate in 2002 and 2001 and a loss on sale of real estate in 2000.

(3)   Represents scheduled mortgage principal amortization paid.

(4) Includes real estate accounted for under the operating method, operating real estate and real estate under construction, net of accumulated depreciation.

(5) Represents mortgage and note obligations and deferred acquisition fee installments that are due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands except share and per share amounts)

The following discussion and analysis of financial condition and results of operations of W. P. Carey & Co. LLC contain forward-looking statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004. As used in this Annual Report on Form 10-K, the terms "the Company," "we," "us" and "our" include W. P. Carey and Co, LLC, its consolidated subsidiaries and predecessors, unless otherwise indicated. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "expect," "estimate," "intend," "could," "should," "would," "may," "seeks," "plans" or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, those described in Item 1 of this Annual Report on Form 10-K. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved.

EXECUTIVE OVERVIEW

Nature of Business

As described in more detail in Item 1 of this Annual Report, we are a publicly traded limited liability company. Our stock is listed on the New York Stock Exchange. We operate in two operating segments, real estate operations, with investments in the United States and Europe, and management services operations. Within our management services operations, we are the advisor to the following affiliated publicly-owned, non-traded real estate investment trusts: Corporate Property Associates 12 Incorporated ("CPA(R):12"), Corporate Property Associates 14 Incorporated ("CPA(R):14"), Corporate Property Associates 15 Incorporated ("CPA(R):15"), Corporate Property Associates 16-Global Incorporated ("CPA(R):16
- Global") and, until its merger into CPA(R):15 during 2004, Carey Institutional Properties Incorporated ("CIP(R)"), (collectively, the "CPA(R) REITs"). CPA(R):16-Global was formed in 2003.

How We Earn Revenue

Revenues from the management services operations are earned by providing services to the CPA(R) REITs in connection with structuring and negotiating acquisition and debt placement transactions (transaction fees) and providing on-going management of the portfolio (asset-based management and performance fees). Asset-based management and performance fees for the CPA(R) REITs are determined based on real estate assets under management. We may also earn incentive and disposition fees in connection with providing liquidity alternatives to CPA(R) REIT shareholders. As funds available to the CPA(R) REITs are invested in properties, the asset base for which we earn revenue increases. We may elect to collect performance fee revenue in cash or shares of the CPA(R) REITs at our option. The revenues and income of this business segment are subject to fluctuation because the volume and timing of transactions that are originated on behalf of the CPA(R) REITs are subject to various uncertainties including competition for net lease transactions, the requirement that each acquisition meet suitability standards and due diligence requirements including approval of each purchase of real estate by the investment committee and the ability to raise capital on behalf of the CPA(R) REITs. We typically start to evaluate liquidity alternatives for the CPA(R) REITs that we manage, 8 to 12 years after completion of the offering. Such events occur periodically and generally result in higher revenue being realized than in periods where there are no such events.

Revenues from our real estate operations are earned primarily from leasing real estate. We acquire and own commercial and industrial properties that are then leased to companies domestically and internationally, primarily on a net lease basis. Revenue from this business segment is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions, tenant defaults and sales of property.

How Management Evaluates Results of Operations

Management evaluates our results with a primary focus on increasing and enhancing the value, quality and amount of the assets under management by our management services operations and seeking to increase value in our real estate operations through focusing efforts on underperforming assets through re-leasing efforts, including negotiation of lease renewals, or selectively selling such assets. The ability to increase assets under management by structuring acquisitions on behalf of the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(In thousands except share and per share amounts)

CPA(R) REITs is affected, among other things, by the CPA(R) REITs ability to raise capital. During 2004, we managed CPA(R):16-Global's "best efforts" public offering. CPA(R):16-Global suspended this offering in December 2004 for an unspecified time and subsequently withdrew its offering. CPA(R):16-Global has filed a registration statement, which is not yet effective, for a second offering. (See "Significant Developments During 2004" section of Item 1 to this Annual Report.)

Management's evaluation of operating results includes our ability to generate necessary cash flow in order to fund dividends to our shareholders. As a result, management's assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flow and to other noncash charges such as depreciation and impairment charges. In evaluating cash flow from operations, management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of noncash charges such as depreciation and amortization. Management does not consider unrealized gains and losses from foreign currency when evaluating our ability to fund dividends. Management's evaluation of our potential for generating cash flow is based on long-term assessments of both our real estate portfolio and our assets under management.

Our real estate operations consist of the investment in and the leasing of industrial and commercial real estate. Management's evaluation of the sources of lease revenues for the years ended December 31, 2004, 2003 and 2002 are as follows:

                                                                   2004        2003        2002
                                                                 --------   ---------    --------
Per Statements of Income:
      Rental income                                              $ 46,472    $ 43,992    $ 44,304
      Interest income from direct financing leases                 21,322      20,655      22,298
Adjustments:
      Share of lease revenues applicable to minority interests     (1,597)     (1,316)       (766)
      Share of lease revenues from equity investments              12,426       8,786       7,434
                                                                 --------    --------    --------
                                                                 $ 78,623    $ 72,117    $ 73,270
                                                                 ========    ========    ========

For the years ended December 31, 2004, 2003 and 2002, we earned net lease revenues (i.e., rental income and interest income from direct financing leases) from over 100 lessees. A summary of net lease revenues including all current lease obligors with more than $1,000 in 2004 annual revenues is as follows:

                                                       Years Ended December 31,
                                            ----------------------------------------------
                                             2004     %       2003     %       2002     %
                                            -------  ---    -------   ---    -------   ---
Dr Pepper Bottling Company of Texas         $ 4,334    6%   $ 4,290     6%   $ 4,405     6%
Detroit Diesel Corporation                    4,158    5      4,158     6      4,158     6
Bouygues Telecom, S.A. (a) (b)                3,619    5      3,193     4      2,952     4
Gibson Greetings, Inc., a wholly owned
  subsidiary of American Greetings, Inc.      3,578    5      3,593     5      4,149     6
Carrefour France, SA (b) (d) (g)              3,417    4        253     0          -     -
Federal Express Corporation (c)               2,933    4      2,903     4      2,876     4
America West Holdings Corp.                   2,838    4      2,738     4      2,539     3
Orbital Sciences Corporation                  2,747    4      2,655     4      2,655     4
Quebecor Printing Inc.                        2,653    3      2,632     4      2,563     3
AutoZone, Inc.                                2,362    3      2,393     3      2,411     3
Sybron International Corporation              2,286    3      2,083     3      2,164     3
CheckFree Holdings, Inc. (d)                  2,180    3      2,128     3      2,108     3
Sybron Dental Specialties Inc.                1,770    2      1,613     2      1,613     2
Unisource Worldwide, Inc.                     1,705    2      1,710     2      1,732     2
Information Resources, Inc. (d)               1,644    2      1,644     2      1,644     2
CSS Industries, Inc.                          1,637    2      1,647     2      1,656     2
BE Aerospace, Inc.                            1,585    2      1,620     2        433     1
Sprint Spectrum L.P.                          1,425    2      1,425     2      1,425     2
Titan Corporation (e)                         1,316    2        517     1        507     1
Eagle Hardware & Garden, Inc., a wholly       1,306    2      1,338     2      1,313     2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(In thousands except share and per share amounts)

                                                        Years Ended December 31,
                                             ----------------------------------------------
                                             2004     %       2003     %       2002     %
                                            -------  ---    -------   ---    -------   ---
owned subsidiary of Lowe's Companies Inc.
Brodart Co.                                   1,273    2      1,235     2      1,519     2
AT&T Corporation                              1,259    2      1,259     2      1,259     2
United States Postal Service                  1,233    2      1,233     2      1,233     2
BellSouth Telecommunications, Inc.            1,224    1      1,224     2      1,224     2
Hologic, Inc. (d)                             1,136    1      1,136     2        382     1
Lockheed Martin Corporation                   1,094    1      1,196     2      1,389     2
Cendant Operations, Inc.                      1,093    1      1,075     1      1,075     1
Swat-Fame, Inc.                               1,086    1        885     1        749     1
United Space Alliance                         1,051    1        951     1        885     1
Anthony's Manufacturing Company, Inc.         1,019    1      1,019     1      1,019     1
Other (b) (f)                                17,662   22     16,371    23     19,233    26
                                            -------  ---    -------   ---    -------   ---
                                            $78,623  100%   $72,117   100%   $73,270   100%
                                            =======  ===    =======   ===    =======   ===

      (a) Net of proportionate share applicable to our minority interest owners.

      (b) Revenue amounts are subject to fluctuations in foreign currency exchange rates.

      (c) Includes our 40% proportionate share of lease revenues from our equity ownership in one of the properties.

      (d) Represents our proportionate share of lease revenue from our equity investment.

      (e) Includes our 18.54% proportionate share of lease revenues from our equity ownership from the period January 1, 2004 through August 31, 2004, at which time we acquired the remaining 81.46% interest in the investment.

      (f) Includes proportionate share of lease revenues from our equity investments and net of proportionate share applicable to our minority interest owners.

      (g)   The Carrefour France, SA interest was acquired in November 2003.

Current Developments and Trends

Competition for investments remains strong. If general economic conditions continue to improve, inflation and interest rates, at least for the short term, are expected to continue to rise as well. Rising interest rates are expected to have the following impact on our business:

            - Rising interest rates would likely cause a decline in the values of properties in our investment portfolio;

            - Rising interest rates would likely cause an increase in the Consumer Price Index ("CPI"), which over time will result in increased revenue and partially offset the impact of declining property values;

            - Rising interest rates would have an impact on debt costs as the line of credit under our credit facility is a variable rate obligation;

            - Rising interest rates are expected to enable us to achieve higher rates of return on new investments, which would be partially offset by increased debt costs on these new investments associated with increased interest rates; and

            - Rising interest rates could make other income-generating products more attractive to investors on a relative basis than our CPA(R) REITs.

Our objective is to increase shareholder value and earnings through prudent management of both our real estate assets and the real estate assets of the CPA(R) REITs, through the expansion of our management services business and opportunistic investments. We expect to evaluate a number of different opportunities in a variety of property types and geographic locations and to pursue the most attractive opportunities based upon our analysis of the risk/return tradeoffs.

We expect to continue investing in the international commercial real estate market, as we believe the international market provides for favorable opportunities relative to risk/return as compared to U.S. opportunities. In addition, financing terms are generally more favorable for international transactions. Financing terms for international transactions generally provide for lower interest rates and greater flexibility to finance the underlying property. These benefits are partially offset by shorter financing maturities. Investing in additional international properties is also expected to increase our exposure to fluctuations in foreign currency exchange rates (primarily the Euro).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(In thousands except share and per share amounts)

For the year ended December 31, 2004, cash flows generated from operations and equity investments were sufficient to fund dividends paid and meet other obligations including paying scheduled mortgage principal payments and making distributions to minority interests which hold ownership interests in several of our properties. Such cash flows also provided partial funding for the purchase of interests in 17 properties from CIP(R) prior to the merger.

Significant business developments that occurred during 2004 are detailed in the "Significant Developments During 2004" section of Item 1 to this Annual Report.

RESULTS OF OPERATIONS

We evaluate our results from operations by major business segment as follows:

REAL ESTATE OPERATIONS. This business segment includes the operations of properties under operating lease, properties under direct financing leases, real estate under construction and development, assets held for sale and equity investments in ventures accounted for under the equity method which are engaged in these activities. Because of our legal structure, these operations are not generally subject to federal income taxes; however, they may be subject to certain state, local and foreign taxes.

MANAGEMENT SERVICES OPERATIONS. This business segment includes management operations on a fee for services basis predominately from the CPA(R) REITs pursuant to the advisory agreements and to a lesser extent from third parties. This business line also includes interest on deferred fees and earnings from unconsolidated investments in the CPA(R) REITs accounted for under the equity method which were received in lieu of cash for certain fees. In connection with maintaining our status as a publicly traded partnership, these operations are performed in corporate subsidiaries and are subject to federal, state, local and foreign taxes as applicable. Our financial statements are prepared on a consolidated basis including these taxable operations and include a provision for current and deferred taxes on these operations.

A summary of comparative results of these business segments is as follows:

                                                                             REAL ESTATE OPERATIONS
                                                      --------------------------------------------------------------------
                                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                      --------------------------------------------------------------------
                                                        2004        2003       CHANGE      2003         2002       CHANGE
                                                      --------    --------    --------    --------    --------    --------
Lease revenue                                         $ 67,794    $ 62,847    $  4,947    $ 62,847    $ 64,077    $ (1,230)
Other operating income                                   5,798       5,233         565       5,233       1,258       3,975
                                                      --------    --------    --------    --------    --------    --------
    Total revenue                                       73,592      68,080       5,512      68,080      65,335       2,745

Depreciation and amortization                           10,841       9,474       1,367       9,474      10,213        (739)
General and administrative expenses                      3,561       1,893       1,668       1,893       1,456         437
Property expenses                                        5,651       5,854        (203)      5,854       5,281         573
Impairment charges and loan losses                       7,048       1,480       5,568       1,480      20,510     (19,030)
                                                      --------    --------    --------    --------    --------    --------
    Operating expenses                                  27,101      18,701       8,400      18,701      37,460     (18,759)
                                                      --------    --------    --------    --------    --------    --------
                                                        46,491      49,379      (2,888)     49,379      27,875      21,504

Other interest income                                      270         248          22         248         542        (294)
Minority interest in (income) loss                        (489)       (168)       (321)       (168)        120        (288)
Income (loss) from equity investments                    3,665       3,149         516       3,149        (895)      4,044
Interest expense                                       (14,803)    (14,982)        179     (14,982)    (15,893)        911
Gain on foreign currency transactions                    1,222          48       1,174          48           -          48
Gain on sales of real estate and
 securities                                                  -           -           -           -      12,415     (12,415)
                                                      --------    --------    --------    --------    --------    --------
    Income from continuing operations
       before income taxes                              36,356      37,674      (1,318)     37,674      24,164      13,510
Provision for income taxes                              (1,437)     (1,401)        (36)     (1,401)     (1,496)         95
                                                      --------    --------    --------    --------    --------    --------
    Income from continuing operations                 $ 34,919    $ 36,273    $ (1,354)   $ 36,273    $ 22,668    $ 13,605
                                                      ========    ========    ========    ========    ========    ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(In thousands except share and per share amounts)

Lease Revenue

2004 VS. 2003 - For the comparable years ended December 31, 2004 and 2003, lease revenue (rental income and interest income from direct financing leases) increased by $4,947. The increase was primarily attributable to revenue earned from the properties acquired from CIP(R) in September 2004 of $3,559 and additional revenue from scheduled rent increases and new leases of $1,638. Annual contractual lease revenues from the interests acquired from CIP(R) are $11,321 for 2005. Our net leases generally have rent increases based on formulas indexed to increases in the CPI or other indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future.

In February 2005, Winn-Dixie Stores, Inc., a lessee of WPC's Bay Minette, Alabama property, indicated that it intends to terminate its lease in connection with its reorganization in Chapter 11 bankruptcy. Annual lease revenue from the Bay Minette property is $128.

2003 VS. 2002 - For the comparable years ended December 31, 2003 and 2002, lease revenue decreased by $1,230. Lease terminations and expirations in 2002 and 2003 reduced lease revenue by $2,535 in 2003. As the result of writedowns of direct financing leases in 2003 and 2002, the rates of return on several leases were revised, and interest income from direct financing leases for financial reporting purposes in 2003 decreased by approximately $1,460. Lease revenues were also negatively affected by the reclassification of our ownership interest in Learning Care Group, Inc. (formerly Childtime Childcare, Inc.) as an equity investment in August 2002, which decreased lease revenue by $256. These decreases were partially offset by revenue from a new lease with BE Aerospace, Inc. on properties purchased during the third quarter of 2002 which contributed revenue of $1,187, the positive effect of increases in average foreign currency exchange rate for the Euro of approximately $1,050, as well as new leases and several rent increases on existing leases of approximately $775.

Other Operating Income

2004 VS. 2003 - Other operating income generally consists of lease termination payments and other non-rent related revenues including, but not limited to, settlements of claims against former lessees. We receive settlements in the ordinary course of business; however, the timing and amount of such settlements cannot always be estimated. For the comparable years ended December 31, 2004 and 2003, other operating income increased $565 primarily due to increased bankruptcy claim distributions and other settlement income received from former lessees in 2004.

2003 VS. 2002 - For the comparable years ended December 31, 2003 and 2002, other operating income increased $3,975 primarily due to the same reasons as stated above. In 2003, we received a lease termination settlement of $ 2,250 from The Gap, Inc.

Depreciation and Amortization

2004 VS. 2003 - For the comparable years ended December 31, 2004 and 2003, depreciation and amortization expense increased $1,367. The increase is primarily a result of depreciation and amortization expense recognized on the properties acquired from CIP(R), which represented $1,766, partially offset by a decrease in amortization of certain intangibles that became fully amortized in 2003. Annual depreciation and amortization expense for the properties acquired from CIP(R) is expected to be approximately $6,050.

2003 VS. 2002 - For the comparable years ended December 31, 2003 and 2002, depreciation expense decreased $739. The decrease is primarily the result of certain intangibles becoming fully amortized in 2003, which resulted in a decrease of $1,356. This decrease was partially offset by additional depreciation of $228 related to the acquisition of the BE Aerospace

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(In thousands except share and per share amounts)

properties in 2002, and increases in depreciation for capital improvements on existing properties and the effect of increases in average foreign currency exchange rates.

General and Administrative Expenses

2004 VS. 2003 - For the comparable years ended December 31, 2004 and 2003, general and administrative expenses increased $1,668 primarily due to an increase in fees for auditing and consulting services related to ongoing securities law compliance, including the Sarbanes-Oxley Act, and internal audit fees, as well as an increase in legal fees related to the ongoing SEC investigation described in Item 3 to this Annual Report.

2003 VS. 2002 - For the comparable years ended December 31, 2003 and 2002, general and administrative expenses increased $437 primarily due to increases in fees for accounting, auditing and consulting services including internal audit fees.

Impairment Charges and Loan Losses

2004, 2003 and 2002 - For the comparable years ended December 31, 2004 and 2003, impairment charges and loan losses increased $5,568. For the comparable years ended December 31, 2003 and 2002, impairment charges and loan losses decreased $19,030. Impairment charges were recorded due to several factors including our decision to sell property at less than its carrying value, our determination that the property has experienced an other than temporary decline in value and for direct financing leases our assessment that the unguaranteed residual value of the underlying property had declined. The table below summarizes the impairment charges recorded in 2004, 2003 and 2002 for both assets held for use and assets held for sale:

                                          2004      2003        2002
                                       IMPAIRMENT IMPAIRMENT  IMPAIRMENT
               PROPERTY                 CHARGES    CHARGES     CHARGES                              REASON
               --------                ---------- ----------  -----------                           ------
Meristar operating partnership units                           $ 4,596     Evaluation determined that investment value has declined
Cincinnati, Ohio                                                 4,588     Decline in unguaranteed residual value of property
Williamsport, Pannsylvania                                       3,486     Decline in unguaranteed residual value of property
Memphis, Tennessee                       $ 2,337                           Decline in unguaranteed residual value of  property
Winona, Minnesota                          1,250                           Loan loss related to sale of property
Various properties                                                         Decline in unguaranteed residual value of properties or
                                           2,911   $ 1,480       7,840      decline in asset value
Bay Minette, Alabama                         550         _           _     Evaluation determined that property value has declined
                                         -------   -------     -------
  Impairment charges from
  continuing operations                  $ 7,048   $ 1,480     $20,510
                                         =======   =======     =======

Toledo, Ohio                             $ 4,700                           Property sold for less than carrying value
Winona, Minnesota                                              $ 4,000     Property sold for less than carrying value
Frankenmuth, Michigan                      1,000                           Property to be sold for less than carrying value
Lancaster, Pennsylvania                            $ 1,430                 Property sold for less than carrying value
Various properties                         1,850     1,530       4,901     Decided to sell property or property value has declined
                                         -------   -------     -------
  Impairment charges from discontinued
  operations                             $ 7,550   $ 2,960     $ 8,901
                                         =======   =======     =======


Income (Loss) from Equity Investments

2004 VS. 2003 - For the comparable years ended December 31, 2004 and 2003, income from equity investments increased $516, primarily due to income of $755 representing the full year impact from the acquisition of a 22.5% interest in eight Carrefour France, SA properties in France in November 2003, partially offset by a decrease in equity income in connection with acquiring a 50% interest in a general partnership and the remaining 81.46% interest in a limited partnership (both interests were acquired in connection with our acquisition of 17 properties from CIP(R)). We recorded a loss of $136 related to the 50% interest in the general partnership for financial reporting purposes because of non-cash charges relating to the amortization of the difference between the fair value of the interest acquired and its underlying cost basis. Our share of annual cash flow (contractual lease revenues, net of property-level debt service) from our interest in the general partnership is projected to be $712.

2003 VS. 2002 - For the comparable years ended December 31, 2003 and 2002, income from equity investments increased $4,044, primarily due to the conversion of our ownership interest in MeriStar to publicly traded common stock in 2003. For the year ended December 31, 2002, we incurred a loss from the MeriStar investment of $3,019, which was included in equity income. We now account for our investment in common stock of MeriStar as an available-for-sale security and,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(In thousands except share and per share amounts)

therefore record income as dividends are earned and no longer recognize our share of MeriStar's reported net income or loss. Equity income for 2003 was also affected by the acquisition, in December 2002, of a jointly controlled tenancy-in-common interest in the Hologic, Inc. properties, which contributed $530 and increases in the earnings of our equity investees.

Interest Expense

2004 VS. 2003 - For the comparable years ended December 31, 2004 and 2003, interest expense decreased by $179. The decrease was partially due to a reduction in interest expense of $1,371 as a result of paying off mortgages on two properties in 2004 and five properties in 2003 and reductions in mortgage notes payable balances, all of which provide for scheduled mortgage principal payments. The decrease was partially offset by increases in interest expense of $615 related to the assumption of mortgages from our acquisition of 17 properties from CIP(R) and $458 related to additional borrowings and higher interest rates related to our credit facility. The average outstanding balance and interest rate on our credit facility, which incurs annual interest at a variable rate, increased by approximately $15,000 and 1.1%, respectively, for the comparable years. Annual debt service on mortgages assumed in our acquisition from CIP(R) is approximately $3,148.

2003 VS. 2002 - For the comparable years ended December 31, 2003 and 2002, interest expense decreased by $911 primarily due to a decrease in interest of $1,323 on our credit facility arising from lower average outstanding balances during 2003, partially offset by an increase in mortgage interest expense of $308. The increase in mortgage interest was due primarily to new mortgage financing placed on two of our properties during the third and fourth quarters of 2002, which contributed $765, partially offset by decreases in interest expense on five mortgages that were paid off during 2003. The average outstanding balance on the credit facility decreased by approximately $38,000 for the comparable years but was not affected by fluctuations caused by changes in the interest rate, as rates were relatively stable throughout 2003.

Income from Continuing Operations

2004 VS. 2003 - For the comparable years ended December 31, 2004 and 2003, income from continuing operations decreased $1,354, primarily due to an increase in impairment charges of $5,568 and increases in general and administrative expenses and depreciation and amortization, all of which are described above. These decreases were partially offset by an increase in total revenue of $5,512, which is described above and an increase in gain on foreign currency transactions of $1,174.

2003 VS. 2002 - For the comparable years ended December 31, 2003 and 2002, income from continuing operations increased $13,605, primarily due to a decrease in impairment charges of $19,030 and increases in total revenue of $2,020, and equity income of $4,044. These were partially offset by a decrease in gain on sales of real estate of $12,415.

                                                                              MANAGEMENT SERVICES OPERATIONS
                                                           --------------------------------------------------------------------
                                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                           --------------------------------------------------------------------
                                                             2004         2003       CHANGE       2003       2002       CHANGE
                                                           ---------    --------    --------    --------    --------    -------
Management income from affiliates                          $ 106,362    $ 88,060    $ 18,302    $ 88,060    $ 84,255    $ 3,805
Incentive and subordinated disposition fees                   42,095           -      42,095           -           -          -
                                                           ---------    --------    --------    --------    --------    -------
   Total revenue                                             148,457      88,060      60,397      88,060      84,255      3,805

Depreciation and amortization                                  9,366       7,123       2,243       7,123       7,575       (452)
General and administrative                                    47,424      41,802       5,622      41,802      41,133        669
                                                           ---------    --------    --------    --------    --------    -------
   Operating expenses                                         56,790      48,925       7,865      48,925      48,708        217
                                                           ---------    --------    --------    --------    --------    -------
Income from continuing operations before other
  interest income, minority interest, equity
   income, interest expense and taxes                         91,667      39,135      52,532      39,135      35,547      3,588

Other interest income                                          2,857       2,323         534       2,323       1,098      1,225
Minority interest in (income) loss                            (1,010)       (202)       (808)       (202)          -       (202)
Income from equity investments                                 1,643         859         784         859         452        407
Interest expense                                                 (35)          -         (35)          -           -          -
                                                           ---------    --------    --------    --------    --------    -------
   Income from continuing operations before taxes             95,122      42,115      53,007      42,115      37,097      5,018
Provision for income taxes                                   (51,537)    (17,715)    (33,822)    (17,715)    (16,587)    (1,128)
                                                           ---------    --------    --------    --------    --------    -------
   Income from continuing operations                       $  43,585    $ 24,400    $ 19,185    $ 24,400    $ 20,510    $ 3,890
                                                           =========    ========    ========    ========    ========    =======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(In thousands except share and per share amounts)

Management Income from Affiliates

2004 VS. 2003 - For the comparable years ended December 31, 2004 and 2003, management income from affiliates increased $18,302 primarily due to increases in transaction fees of $10,687 and asset-based management and performance fees of $8,607. Transaction fees included fees from structuring acquisitions and financing on behalf of the CPA(R) REITs and $11,493 that we earned in connection with the merger between CIP(R) and CPA(R):15 ("Merger"). We structured $890,000 of acquisitions for the year ended December 31, 2004 as compared with $725,000 in 2003. The transaction fees do not include $7,535 from structuring acquisitions on behalf of CPA(R):16-Global as the fees are subject to subordination provisions that were not met as of December 31, 2004. Because CPA(R):16-Global's proportion of total acquisition volume is expected to increase in 2005 relative to the other CPA(R) REITs and its subordination provisions are not expected to be met during 2005, transaction based revenue for 2005 is likely to decrease. The increase in asset-based fees resulted from an approximately 41% increase in the asset base (including the asset base of the interests in properties we acquired from CIP(R) of the CPA(R) REITs since December 31, 2003. Annual asset-based fees related to the interests in properties we acquired from CIP(R) were approximately $1,422, and we will no longer receive these asset-based fees. There will be no effect on annual asset-based fees related to the properties involved in the Merger.

Based on assets under management of the CPA(R) REITs as of December 31, 2004, annualized management and performance fees under the advisory agreements are approximately $47,680. The asset based fees that we earn increase or decrease in direct relation to increases and decreases in the values of the real estate asset bases of the CPA(R) REITs. If the real estate asset bases of the CPA(R) REITs continue to increase, asset management fees are projected to increase. Currently, we are evaluating a number of proposed transactions on behalf of the CPA(R) REITs.

Acquisition activity is subject to fluctuations. We are facing increased competition for the acquisition of commercial and industrial properties. This competition is from insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings.

A portion of the CPA(R) REIT transaction and management fees is based on each CPA(R) REIT meeting specific performance criteria and is earned only if the criteria are achieved. The performance criterion for CPA(R):16-Global has not yet been satisfied as of December 31, 2004, resulting in $7,535 in transaction fees and $819 in performance fees not being recognized. The performance criterion for CPA(R):16-Global is a cumulative preferred return of 6%. As of December 31, 2004, the cumulative distribution rate for CPA(R):16-Global is approximately 4.61%. Based on management's current assessment, CPA(R):16-Global is expected to meet the cumulative preferred return in 2006, at which time we will record and collect the cumulative unrecognized fees. There is no assurance that the preferred return will be achieved as projected.

2003 VS. 2002 - For the comparable years ended December 31, 2003 and 2002, management income from affiliates increased $3,805 due to increases in asset-based management and performance fees of $15,853, partially offset by a decrease in transaction fees of $12,048. The increase in asset-based management and performance fees resulted from an increase in the asset base of the CPA(R) REITs during 2003 of approximately 30%. The decrease in transaction fees resulted from a decrease in structuring volume of acquisitions on behalf of the CPA(R) REITs of $256,000 for the comparable years.

Incentive and Subordinated Disposition Fees

2004 VS. 2003 - In connection with the Merger, we earned incentive fees of $23,681 and subordinated disposition fees of $18,414 from CIP(R). Incentive and disposition fees are earned in connection with events which provide liquidity or alternatives to the CPA(R) REIT shareholders. While we anticipate that such events will occur again, no liquidity events are currently being planned and the timing of such events cannot be predicted with any certainty.

Depreciation and Amortization

2004 VS. 2003 - For the comparable years ended December 31, 2004 and 2003, depreciation and amortization expense increased by $2,243 primarily due to accelerated amortization of certain intangible assets of $2,798 related to the management contract with CIP(R), which was terminated as a result of the Merger. This increase was partially offset by a reduction in amortization expense on certain intangibles assets that became fully amortized during 2003.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(In thousands except share and per share amounts)

2003 VS. 2002 - For the comparable years ended December 31, 2003 and 2002, depreciation and amortization expense decreased by $452 primarily due to certain intangibles assets that became fully amortized during 2003.

General and Administrative

2004 VS. 2003 - For the comparable years ended December 31, 2004 and 2003, general and administrative expense increased by $5,622, primarily due to an increase in personnel costs of $3,903 and increases in fees for accounting, auditing and consulting services related to ongoing securities law compliance, including the Sarbanes-Oxley Act, as well as an increase in legal fees related to the ongoing SEC investigation. A portion of personnel costs is directly related to CPA(R) REIT fundraising and transaction activities. The increase in personnel costs was attributable to higher transaction volume of $165,000 during the comparable years and a $2,385 increase in personnel costs related to non-cash charges for compensation from share incentive plan awards to our officers and employees. Of the $2,385 increase, $2,155 reflects an increase in awards that fluctuate with changes in fair value because such awards are accounted for using variable plan accounting. These increases were partially offset by a decrease in capital raising activities. For the comparable years, there was a decrease in fund raising volume of approximately $41,000.

2003 VS. 2002 - For the comparable years ended December 31, 2003 and 2002, general and administrative expense increased by $669, primarily due to increases in fees for accounting, auditing and consulting services including internal audit fees.

Other Interest Income

2004 VS. 2003 - For the comparable years ended December 31, 2004 and 2003, other interest income increased $534, due to an increase in interest income earned on deferred acquisition fees. In connection with structuring and negotiating acquisitions and related mortgage financing for the CPA(R) REITs, the advisory agreements provide for transaction fees based on the cost of properties acquired. A portion of the fees applicable to the CPA(R) REITs is deferred and payable in equal annual installments over periods ranging from three to eight years, subject to each CPA(R) REIT meeting its preferred return. Unpaid installments bear interest at annual rates ranging from 5% to 7%.

2003 VS. 2002 - For the comparable years ended December 31, 2004 and 2003, other interest income increased $1,225 due to the same factor as stated above.

Income From Equity Investments

2004 VS. 2003 - For the comparable years ended December 31, 2004 and 2003, income from equity investments increased $784, primarily due to an increase in our ownership of shares in the CPA(R) REITs as a result of receiving restricted shares in consideration for performance fees. In general, the CPA(R) REITs, like other REITs, have the ability to distribute amounts in excess of their net income because of depreciation and amortization, which are both non-cash expenses. Based on current distribution rates, our annual dividends from the CPA(R) REITs for 2005 are projected to be $4,262.

2003 VS. 2002 - For the comparable years ended December 31, 2003 and 2002, income from equity investments increased $407, due to the same factor as mentioned above.

Provision for Income Taxes

2004 VS. 2003 - For the comparable years ended December 31, 2004 and 2003, the provision for income taxes increased $33,822 due to increased pre-tax earnings in 2004 as discussed above. Approximately 95% of our management revenue in 2004, which increased $60,397 as compared to 2003, was earned by a taxable, wholly owned subsidiary. The effective income tax rate for 2004 was 54% as compared to 42% in 2003. The increase is primarily due to increases in state and local taxes, and increases in permanent differences, such as certain stock based compensation, which are not deductible for income tax purposes, but are recorded as expenses for financial reporting purposes.

2003 VS. 2002 - For the comparable years ended December 31, 2003 and 2002, the provision for income taxes increased by $1,128 to $17,715, of which $9,478 represented deferred taxes and the reclassification of $2,700 of tax benefits related to share incentive plans as a direct benefit to Partners' Capital. In 2003, approximately 91% of management revenues were earned by a taxable, wholly owned subsidiary, and income tax expense is most affected by its earnings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(In thousands except share and per share amounts)

Income from Continuing Operations

2004 VS. 2003 - For the comparable years ended December 31, 2004 and 2003, income from continuing operations increased $19,185 primarily due to fees earned in connection with the Merger and increased management fees earned in connection with 2004 fundraising and acquisition activity on behalf of the CPA(R) REITs. These increases were primarily offset by an increase in the provision for income taxes. These variances are all described above.

2003 VS. 2002 - For the comparable years ended December 31, 2003 and 2002, income from continuing operations increased $3,890 primarily due to an increase in management income from affiliates of $3,805, and to a lesser extent an increase in equity income of $407 and a decrease in depreciation and amortization expenses of $452. These were partially offset by an increase in the provision for income taxes of $1,128.

OTHER

In 2002, a wholly-owned indirect subsidiary of ours entered into a build-to-suit development management agreement with the Los Angeles United School District ("School District") with respect to the development and construction of a new high school. Income on the project is being recognized under the percentage of completion method of accounting. The School District and we are currently preparing for an arbitration proceeding relating to certain disagreements regarding the costs of the project and whether we are entitled to reimbursement for incurring these costs. Due to our disputes with the School District and the possibility that certain costs will not be reimbursed, we have revised our estimate of profit on the development project, and recognized a loss in development income of $1,303 for the year ended December 31, 2004 as compared with development income of $1,298 for the comparable year ended December 31, 2003. We currently project that we will recognize an overall profit under our development management agreement. In addition, during 2004 we incurred an impairment charge of $7,500 related to our hotel operations in Livonia, Michigan. The impairment charge was the result of decline in this property's value.

FINANCIAL CONDITION

Uses of Cash During the Year

There has been no material change in our financial condition since December 31, 2003. Cash and cash equivalents totaled $16,715 as of December 31, 2004, a decrease of $7,644 from the December 31, 2003 balance. We believe that we will generate sufficient cash from operations and, if necessary, from the proceeds of limited recourse mortgage loans, unsecured indebtedness and the issuance of additional equity securities to meet our short-term and long-term liquidity needs. We assess our ability to access capital on an ongoing basis. Our use of cash during the year is described below.

Operating Activities

Cash flows from operating activities and distributions received from equity investments for the year ended December 31, 2004 of $105,782 were sufficient to fund dividends to shareholders of $65,073. During 2004, we received fees of $36,679 in connection with structuring acquisition transactions and fees of $24,215 from providing asset-based management services on behalf of the CPA(R) REITs. We also benefited from the Merger, which generated cash receipts for us of $23,681 related to incentive fees and $22,679 related to disposition fees. In January 2004, we received $5,978 from the annual installment of deferred acquisition fees. The next installment of deferred acquisition fees was paid in January 2005 and approximated $8,950. The installments are subject to certain subordination provisions. CPA(R):16-Global has not yet met the subordination provisions and is not expected to pay any deferred amounts in 2005. Our real estate operations provided cash flows (contractual lease revenues, net of property-level debt service) of approximately $47,800. Annual cash flow from operations is projected to continue to fund distributions; however, operating cash flow fluctuates on a quarterly basis due to the timing of certain compensation costs that are paid and receipt of the annual installment of deferred acquisition fees and interest thereon in the first quarter and the timing of the receipt of transaction-related fees.

Investing Activities

Our investing activities are generally comprised of real estate transactions (purchases and sales) and capitalized property related costs. During the year, we used $111,230 to purchase 17 properties from CIP(R) (see Item 1 "Significant Developments in 2004" for further details). Substantially all cash used for this purchase came from borrowings under our credit facility and fees received from the merger. In connection with this purchase, we also assumed existing limited recourse mortgages on the properties of $27,003. Other investing activities included $4,094 to fulfill obligations related to

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(In thousands except share and per share amounts)

the November 2003 purchase of our 22.5% interest in the eight Carrefour, S.A. properties in France and $1,596 of capital expenditures at several existing properties. In January 2004, we paid our annual installment of deferred acquisition fees of $524 to our former management company relating to 1998 and 1999 property acquisitions. The remaining obligation is $1,709. We intend to use cash from operations to fund the remaining obligation.

Cash proceeds from investing activities in 2004 included the receipt of $7,185 in June 2004 related to the release of an escrow account in connection with a property sale in 2003 and $6,548 from the sales of seven properties. Over the past several years, we have pursued a strategy of selling our smaller properties as well as properties that do not generate significant cash flow and require more intensive asset management services. During 2004, we sold properties located in Toledo, Ohio; Kenbridge, Virginia; McMinnville, Tennessee; Panama City, Florida; Leeds, Alabama and Garland, Texas, all of which required intensive asset management services. As of December 31, 2004, we have classified four additional properties as held for sale.

Financing Activities

During 2004 we paid dividends of $65,073, an increase over prior year dividends paid. We entered into a new $225,000 credit facility in 2004 (see Cash Resources below). Gross borrowings under the new credit facility approximated $203,000 and were used primarily to fund the acquisition of 17 properties from CIP(R) ($70,000), pay taxes related to management fees earned in connection with the Merger ($25,000), pay down the prior credit facility ($30,000), which expired in 2004, and for several other purposes in the normal course of business, such as other loan payments and dividend payments. During 2004, we made repayments of $130,000 on outstanding credit facility balances. The majority of the repayments were made using cash received in the normal course of business, with the remainder coming from the new facility to pay down the prior facility and cash receipts of $11,000 from the sales of various properties. We also used $9,962 to satisfy the limited recourse mortgage financing on our Erlanger, Kentucky properties, and also paid down $9,428 on existing principal balances. In addition, we raised $6,649 from the issuance of shares primarily through our Distribution Reinvestment and Share Purchase Plan.

In the case of limited recourse mortgage financing that does not fully amortize over its term or is currently due, we are responsible for the balloon payment only to the extent of our interest in the encumbered property because the holder has recourse only to the collateral. In the event that balloon payments come due, we may seek to refinance the loans, restructure the debt with the existing lenders or evaluate our ability to satisfy the obligation from our existing resources including our revolving line of credit. To the extent the remaining initial lease term on any property remains in place for a number of years beyond the balloon payment date, we believe that the ability to refinance balloon payment obligations is enhanced. We also evaluate all our outstanding loans for opportunities to refinance debt at lower interest rates that may occur as a result of decreasing interest rates or improvements in the credit rating of tenants. We believe we have sufficient resources to pay off the loans in the event they are not refinanced. In addition, approximately 72% of our outstanding mortgage debt has fixed rates of interest so that debt service obligations will not significantly increase from increases in interest rates.

Cash Resources

As of December 31, 2004, we have $16,715 in cash and cash equivalents, which can be used for working capital needs and other commitments and may be used for future real estate purchases. We entered into a new credit facility in May 2004, which is also available to meet working capital needs and other commitments. In addition, debt may be incurred on unleveraged properties with a carrying value of $370,381 as of December 31, 2004 and any proceeds may be used to finance future real estate purchases.

In May 2004, we entered into a credit facility for a $175,000 revolving line of credit with J.P. Morgan Chase Bank and eight other banks. The line of credit, which matures in May 2007, provides us a one-time right to increase the amount available under the line of credit to $225,000. Advances are prepayable at any time. Advances from the line of credit bear interest at an annual rate indexed to either (i) the one, two, three or six-month London Inter-Bank Offered Rate, as defined, plus a spread which ranges from 0.6% to 1.45% depending on leverage or corporate credit rating or (ii) the greater of the bank's Prime Rate and a rate indexed to the Federal Funds Effective Rate. The revolving credit agreement has financial covenants that require us, among other things, to maintain a minimum equity value and to meet or exceed certain operating and coverage ratios. We are in compliance with these covenants as of December 31, 2004.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(In thousands except share and per share amounts)

                    DECEMBER 31, 2004       DECEMBER 31, 2003
                 -----------------------  -----------------------
                   MAXIMUM   OUTSTANDING    MAXIMUM   OUTSTANDING
                  AVAILABLE    BALANCE     AVAILABLE    BALANCE
                 ----------  -----------  ----------  -----------
Credit Facility  $ 225,000   $   102,000  $  225,000  $   29,000

Cash Requirements

During the next twelve months, cash requirements will include paying dividends to shareholders, scheduled mortgage principal payments, making distributions to minority partners as well as other normal recurring operating expenses. In addition, there is $4,893 in scheduled balloon payments on our share of limited recourse mortgage loans due during 2005. We may also seek to use our cash to purchase new properties or other investments to further diversify our portfolio and maintain cash balances sufficient to meet working capital needs. We may issue additional shares in connection with purchases of real estate when it is consistent with the objectives of the seller.

We have budgeted capital expenditures of up to approximately $3,575 at various properties during 2005. The capital expenditures will primarily be for tenant and property improvements in order to enhance a property's cash flow or marketability for re-leasing or sale. This includes expected environmental remediation costs of $1,500 to be funded to prepare the Red Bank property for sale to a third party. We have received a grant from an agency of the State of Ohio, which will reimburse us for certain environmental costs at Red Bank. In addition, we have entered into an agreement to share certain other of the expected environmental costs with a third party which operated a business at the property prior to our ownership. Additionally, we have commenced negotiating a property improvement plan in connection with renewing the franchise license with Holiday Inn at the Livonia hotel. We currently estimate that we may spend less than $1,000 over the next two years if we intend to continue to operate the hotel under the Holiday Inn brand.

We expect to meet our capital requirements to fund future property acquisitions, construction costs on build-to-suit transactions, any capital expenditures on existing properties and scheduled debt maturities on limited recourse mortgages through use of our cash reserves or unused amounts on its credit facility.

OFF-BALANCE SHEET AND AGGREGATE CONTRACTUAL AGREEMENTS

The table below summarizes our contractual obligations as of December 31, 2004 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods.

                                          Less than                 3-5    More than
                                 Total     1 Year     1-3 Years    Years    5 years
Limited recourse mortgage
 notes payable (1)              $251,156   $ 26,856    $ 71,342   $64,566    $88,392
Unsecured note payable (1)       110,720          -     110,720         -          -
Deferred acquisition fees (1)      1,931        627       1,159       145          -
Development project (2)            2,000      2,000           -         -          -
Operating leases (3)               8,086        646       1,513     1,535      4,392
                                --------   --------    --------   -------    -------
                                $373,893   $ 30,129    $184,734   $66,246    $92,784
                                ========   ========    ========   =======    =======

(1) Amounts are inclusive of principal and interest.

(2) We have provided a guarantee of $2,000 related to the development project in Los Angeles.

(3) Operating lease obligations consist primarily of our share of minimum rents payable under an office cost-sharing agreement. Amounts related to our foreign operations are based on the exchange rate of the Euro as of December 31, 2004.

As of December 31, 2004, we have no material capital lease obligations, either individually or in the aggregate.

We and Carey Financial Corporation ("Carey Financial"), our wholly-owned broker-dealer subsidiary, are currently subject to an SEC investigation into payments made to third party broker dealers in connection with the distribution of REITs managed by us and other matters. Although no regulatory action has been initiated against us or Carey Financial in connection with the matters being investigated, it is possible that the Commission may pursue an action in the future. The potential timing of any such action and the nature of the relief or remedies the Commission may seek cannot be predicted at

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

(In thousands except share and per share amounts)

this time. If such an action is brought, it could materially affect our cash requirements. See Item 3 Legal Proceedings for a discussion of this investigation.

In connection with the purchase of many of our properties, we required the sellers to perform environmental reviews. We believe, based on the results of such reviews, that our properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with leakage from underground storage tanks, surface spills or historical on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, our leases generally require tenants to indemnify us from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. The leases generally include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow us to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of our leases allow us to require financial assurances from tenants such as performance bonds or letters of credit if the costs of remediating environmental conditions are, in our estimation, in excess of specified amounts. Accordingly, we believe that the ultimate resolution of environmental matters should not have a material adverse effect on our financial condition, liquidity or results of operations.

CRITICAL ACCOUNTING ESTIMATES

A summary of our significant accounting policies is described in note 1 to the consolidated financial statements. Many of these accounting policies require certain judgment and the use of certain estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. Those accounting policies that require significant estimation and/or judgment are listed below.

Classification of Real Estate Assets

We classify our directly owned leased assets for financial reporting purposes as either real estate leased under the operating method or net investment in direct financing leases at the inception of a lease. This classification is based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. In determining the classification of a lease, we use estimates of remaining economic life provided by third party appraisals of the leased assets. The calculation of the present value of future minimum rents includes determining a lease's implicit interest rate, which requires an estimate of the residual value of leased assets as of the end of the non-cancelable lease term. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets. The contractual terms of our leases are not necessarily different for operating and direct financing leases; however the classification is based on accounting pronouncements which are intended to indicate whether the risks and rewards of ownership are retained by the lessor or substantially transferred to the lessee. Management believes that it retains certain risks of ownership regardless of accounting classification. Assets classified as net investment in direct financing leases are not depreciated and, therefore, the classification of assets may have a significant impact on net income even though it has no effect on cash flows.

Identification of Tangible and Intangible Assets in Connection with Real Estate Acquisitions

In connection with the acquisition of properties, purchase costs are allocated to tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of tangible assets, consisting of land, buildings and tenant improvements, is determined as if vacant. Intangible assets including the above-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values. Below-market value of leases are also recorded at their relative fair values and are recorded as liabilities in the accompanying financial statements.

The value attributed to tangible assets is determined in part using a discount cash flow model which is intended to approximate what a third party would pay to purchase the property as vacant and rent at current "market" rates. In applying the model, we assume that the disinterested party would sell the property at the end of a market lease term. Assumptions used in the model are property-specific as it is available; however, when certain necessary information is not available, we will use available regional and property-type information. Assumptions and estimates include a discount rate or internal

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

(In thousands except share and per share amounts)

rate of return, marketing period necessary to put a lease in place, carrying costs during the marketing period, leasing commissions and tenant improvements allowances, market rents and growth factors of such rents, market lease term and a cap rate to be applied to an estimate of market rent at the end of the market lease term.

Above-market and below-market lease intangibles are based on the difference between the market rent and the contractual rents and are discounted to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired. We acquire properties subject to net leases and consider the credit of the lessee in negotiating the initial rent.

The total amount of other intangibles is allocated to in-place lease values and tenant relationship intangible values based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with each tenant. Characteristics we consider in allocating these values include the nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant, the tenant's credit quality and the expectation of lease renewals, among other factors. Intangibles for above-market and below-market leases, in-place lease intangibles and tenant relationships are amortized over their estimated useful lives. In the event that a lease is terminated, the unamortized portion of each intangible, including market rate adjustments, in-place lease values and tenant relationship values, are charged to expense.

Factors considered include the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on assessments of specific market conditions. Estimated costs to execute leases include commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the property.

Impairments

Impairment charges may be recognized on long-lived assets, including but not limited to, real estate, direct financing leases, assets held for sale, goodwill and equity investments. Estimates and judgments are used when evaluating whether these assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we perform projections of undiscounted cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires us to make our best estimate of market rents, residual values and holding periods. In our evaluations, we generally obtain market information from outside sources; however, such information requires us to determine whether the information received is appropriate to the circumstances. As our investment objective is to hold properties on a long-term basis, holding periods used in the analyses generally range from five to ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. We will consider the likelihood of possible outcomes in determining the best possible estimate of future cash flows. Because in most cases, each of our properties is leased to one tenant, we are more likely to incur significant writedowns when circumstances change because of the possibility that a property will be vacated in its entirety and, therefore, it is different from the risks related to leasing and managing multi-tenant properties. Events or changes in circumstances can result in further noncash writedowns and impact the gain or loss ultimately realized upon sale of the assets.

We perform a review of our estimate of residual value of our direct financing leases at least annually to determine whether there has been an other than temporary decline in the current estimate of residual value of the underlying real estate assets (i.e., the estimate of what we could realize upon sale of the property at the end of the lease term). If the review indicates a decline in residual value, that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised to reflect the decrease in the expected yield using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue. While an evaluation of potential impairment of real estate accounted for under the operating method is determined by a change in circumstances, the evaluation of a direct financing lease can be affected by changes in long-term market conditions even though the obligations of the lessee are being met. Changes in circumstances include, but are not limited to, vacancy of a property not subject to a lease and termination of a lease. We may also assess properties for impairment because a lessee is experiencing financial difficulty and because management expects that there is a reasonable probability that the lease will be terminated in a bankruptcy organization or a property remains vacant for a period that exceeds the period anticipated in a prior impairment evaluation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

(In thousands except share and per share amounts)

We accounted for our acquisition of business operations of Carey Management LLC in 2000 as a purchase. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. We evaluate goodwill for possible impairment at least annually using a two-step process. To identify any impairment, we first compare the estimated fair value of the reporting unit (management services segment) with our carrying amount, including goodwill. We calculate the estimated fair value of the management services segment by applying a multiple, based on comparable companies, to earnings. If the fair value of the management services segment exceeds its carrying amount, goodwill is considered not impaired and no further analysis is required. If the carrying amount of the management services unit exceeds its estimated fair value, then the second step is performed to measure the amount of the impairment charge.

For the second step, we would determine the impairment charge by comparing the implied fair value of the goodwill with its carrying amount and record an impairment charge equal to the excess of the carrying amount over the fair value. The implied fair value of the goodwill is determined by allocating the estimated fair value of the management services segment to its assets and liabilities. The excess of the estimated fair value of the management services segment over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. We have performed our annual test for impairment of our management services segment, the reportable unit of measurement, and concluded that the goodwill is not impaired.

Investments in unconsolidated joint ventures are accounted for under the equity method and are recorded initially at cost, as equity investments and subsequently adjusted for our proportionate share of earnings and cash contributions and distributions. On a periodic basis, we assess whether there are any indicators that the value of equity investments may be impaired and whether or not that impairment is other than temporary. To the extent impairment has occurred, the charge shall be measured as the excess of the carrying amount of the investment over the fair value of the investment.

When we identify assets as held for sale, we discontinue depreciating the assets and estimate the sales price, net of selling costs, of such assets. If in our opinion, the net sales price of the assets, which have been identified for sale, is less than the net book value of the assets, an impairment charge is recognized and a valuation allowance is established. To the extent that a purchase and sale agreement has been entered into, the allowance is based on the negotiated sales price. To the extent that we have adopted a plan to sell an asset but have not entered into a sales agreement, we will make judgments of the net sales price based on current market information. Accordingly, the initial assessment may be greater or less than the purchase price subsequently committed to and may result in a further adjustment to the fair value of the property. If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, (b) the fair value at the date of the subsequent decision not to sell, or (c) the current carrying value.

Provision for Uncollected Amounts from Lessees

On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because our real estate operations have a limited number of lessees (fewer than 30 lessees represent more than 75% of annual rental income), we believe that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely use statistical methods. We generally recognize a provision for uncollected rents and other tenant receivables that typically range between 0.5% and 2% of lease revenues (rental income and interest income from direct financings leases) and will measure our allowance against actual rent arrearages and adjust the percentage applied. For amounts in arrears, we make subjective judgments based on our knowledge of a lessee's circumstances and may reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee's ability to meet its lease obligations. Based on actual experience during 2004, we did not record a provision, as it was determined that our current allowance for uncollectible accounts was sufficient.

Determination of Certain Asset Based Management and Performance Fees

We earn asset-based management and performance fees for providing property management, leasing, advisory and other services to the CPA(R) REIT's. For certain CPA(R) REIT's, these fees are based on third party annual valuations of the underlying real estate assets of the CPA(R) REIT. The valuation uses estimates, including but not limited to, market rents,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

(In thousands except share and per share amounts)

residual values and increases in the CPI and discount rates. Differences in the assumptions applied would affect the amount of revenue that we recognize. Additionally, a deferred compensation plan for certain officers is valued based on the results of the annual valuations. The effect of any changes in the annual valuations will affect both revenue and compensation expense and therefore the determination of net income.

Income Taxes

Significant judgment is required in developing our provision for income taxes, including (i) the determination of partnership-level state and local taxes and foreign taxes, and (ii) for our taxable subsidiaries, estimating deferred tax assets and liabilities and any valuation allowance that might be required against the deferred tax assets. A valuation allowance is required if it is more likely than not that a portion or all of the deferred tax assets will not be realized. We have not recorded a valuation allowance based on our current belief that operating income of the taxable subsidiaries will be sufficient to realize the benefit of these assets over time. For interim periods, income tax expense for taxable subsidiaries is determined, in part, by applying an effective tax rate, which takes into account statutory federal, state and local tax rates.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("FAS 123R"), which requires that the fair value of all stock and other equity-based compensation be treated as an expense that is reflected in the income statement. Note 1 to the consolidated financial statements of this Annual Report on Form 10-K contains pro forma disclosures regarding the effect on net income and earnings per share as if we had applied the fair value method of accounting for stock-based compensation. Depending on the model used to calculate stock-based compensation expense in the future and other requirements of FAS 123R, the pro forma disclosure may not be indicative of the stock-based compensation expense that will be recognized in our future financial statements. FAS 123R is effective for periods beginning after June 15, 2005, and allows two different methods of transition. We expect to implement FAS 123R beginning with the third quarter of fiscal 2005, which begins on July 1, 2005. We are currently evaluating this new standard and models that may be used to calculate future stock-based compensation expense.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," ("FAS 148") which amends SFAS No. 123, Accounting for Stock Based Compensation. FAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation (i.e., recognition of a charge for issuance of stock options in the determination of income). However, FAS No. 148 does not permit the use of the original FAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation, description of transition method utilized and the effect of the method used on reported results. The annual disclosure provisions of FAS No. 148 have been adopted.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity" ("FAS 150"). FAS 150 establishes standards to classify as liabilities certain financial instruments that are mandatorily redeemable or include an obligation to repurchase and expands financial statement disclosure requirements. Such financial instruments will be measured at fair value with changes in fair value included in the determination of net income. FAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

In November 2003, the FASB issued FASB Staff Position 150-3 ("FSP 150-3"), which defers the classification and measurement provisions of FAS 150 indefinitely as they apply to mandatorily redeemable non-controlling interests associated with finite-lived entities. We have interests in five joint ventures that are consolidated and have minority interests that have finite lives and were considered mandatorily redeemable non-controlling interests prior to the issuance of FSP 150-3. As a result of the deferral provisions of FSP 150-3, these minority interests have not been reflected as liabilities. The carrying value of these minority interests approximates their estimated fair value as of December 31, 2004. We adopted FAS 150 in July 2003 and it did not have a significant impact on our consolidated financial statements.

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
W. P. Carey & Co. LLC:

We have completed an integrated audit of W. P. Carey & Co. LLC's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of W. P. Carey & Co. LLC and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
New York, New York
March 15, 2005

                              W. P. CAREY & CO. LLC

                           CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts)

                                                                                           December 31,
                                                                                -------------------------------
                                                                                   2004                  2003
                                                                                ----------             --------
                              ASSETS:

Real estate leased to others:
   Accounted for under the operating method, net of accumulated depreciation of $53,914 and $45,021 at December 31, 2004
       and 2003                                                                 $  476,365             $400,717
   Net investment in direct financing leases                                       190,644              182,452
                                                                                ----------             --------
           Real estate leased to others                                            667,009              583,169
Operating real estate, net of accumulated depreciation of $6,983 and
   $5,805 at December 31, 2004 and 2003                                              9,140               16,147
Real estate under construction and redevelopment                                         -                4,679
Equity investments                                                                 110,379               82,800
Assets held for sale                                                                12,802               13,609
Cash and cash equivalents                                                           16,715               24,359
Due from affiliates                                                                 63,471               50,917
Goodwill                                                                            63,607               63,607
Intangible assets, net of accumulated amortization of $35,610 and
   $25,262 at December 31, 2004 and 2003                                            50,501               38,528
Other assets, net of accumulated amortization of $1,494 and $2,716  and reserve for uncollected rent of $2,601 and $2,600 at December 31,
   2004 and 2003                                                                    19,915               28,690
                                                                                ----------             --------
           Total assets                                                         $1,013,539             $906,505
                                                                                ==========             ========

         LIABILITIES, MINORITY INTEREST AND MEMBERS' EQUITY:

Liabilities :
Mortgage notes payable                                                          $  190,698             $180,193
Notes payable                                                                      102,000               29,000
Accrued interest                                                                     1,389                1,163
Dividends payable                                                                   16,626               15,987
Due to affiliates                                                                    2,033               20,444
Accounts payable and accrued expenses                                               19,838               16,249
Prepaid rental income and security deposits                                          4,881                4,267
Accrued income taxes                                                                 3,909                1,810
Deferred income taxes, net                                                          40,349               29,532
Other liabilities                                                                   11,748               11,221
                                                                                ----------             --------
           Total liabilities                                                       393,471              309,866
                                                                                ----------             --------

Minority interest                                                                    1,407                1,852
                                                                                ----------             --------

Commitments and contingencies

Members' Equity:

Listed shares, no par value, 37,523,462 and 36,745,027 shares issued
   and outstanding at December 31, 2004 and 2003                                   734,658              709,724
Dividends in excess of accumulated earnings                                       (114,431)            (112,570)
Unearned compensation                                                               (5,366)              (4,863)
Accumulated other comprehensive income                                               3,800                2,496
                                                                                ----------             --------
           Total members' equity                                                   618,661              594,787
                                                                                ----------             --------
           Total liabilities, minority interest and members' equity             $1,013,539             $906,505
                                                                                ==========             ========

The accompanying notes are an integral part of the consolidated financial statements.

                              W. P. CAREY & CO. LLC

                        CONSOLIDATED STATEMENTS of INCOME

(In thousands except share and per share amounts)

                                                                                         For the years ended December 31,
                                                                                 -----------------------------------------------
                                                                                    2004               2003              2002
                                                                                 -----------       -----------       -----------
Revenues:
   Management income from affiliates                                             $   106,362       $    88,060       $    84,255
   Incentive and subordinated disposition fees                                        42,095                 -                 -
   Rental income                                                                      46,472            43,992            44,304
   Interest income from direct financing leases                                       21,322            20,655            22,298
   Other operating income                                                              5,798             5,233             1,258
   Revenues of other business operations                                               5,725             1,298               289
                                                                                 -----------       -----------       -----------
                                                                                     227,774           159,238           152,404
                                                                                 -----------       -----------       -----------
Operating Expenses:
   Depreciation                                                                       11,311            10,432             9,767
   Amortization                                                                       10,074             7,296             9,208
   General and administrative                                                         50,985            43,698            42,592
   Property expenses                                                                   5,893             5,929             5,945
   Impairment charge on real estate and investments and loan losses                   14,548             1,480            20,510
   Operating expenses of other business operations                                     6,261                 -                 -
                                                                                 -----------       -----------       -----------
                                                                                      99,072            68,835            88,022
                                                                                 -----------       -----------       -----------

       Income from continuing operations before other interest income, minority interest, equity investments, interest expense, gains and
          losses and income taxes                                                    128,702            90,403            64,382

Other interest income                                                                  3,127             2,571             1,640
Minority interest in (income) loss                                                    (1,499)             (370)              120
Income (loss) from equity investments                                                  5,308             4,008              (443)
Interest expense                                                                     (14,838)          (14,982)          (15,893)
Gain on foreign currency transactions and sale of securities                           1,222                48                94
                                                                                 -----------       -----------       -----------

       Income from continuing operations before income taxes and gain on sale
          of real estate                                                             122,022            81,678            49,900

Provision for income taxes                                                           (52,974)          (19,116)          (18,083)
                                                                                 -----------       -----------       -----------
       Income from continuing operations before gain on sale of real estate           69,048            62,562            31,817
                                                                                 -----------       -----------       -----------

Discontinued operations:
    Income from operations of discontinued properties                                  2,263             2,038             8,657
    Gain on sale of real estate                                                           90             1,238             2,694
    Impairment charges on properties held for sale                                    (7,550)           (2,960)           (8,901)
                                                                                 -----------       -----------       -----------
    (Loss) income from discontinued operations                                        (5,197)              316             2,450
                                                                                 -----------       -----------       -----------
Gain on sale of real estate                                                                -                 -            12,321
                                                                                 -----------       -----------       -----------
    Net income                                                                   $    63,851       $    62,878       $    46,588
                                                                                 ===========       ===========       ===========

Basic earnings (loss) per share:
    Income from continuing operations                                            $      1.85       $      1.71       $      1.24
    (Loss) income from discontinued operations                                          (.14)              .01               .07
                                                                                 -----------       -----------       -----------
       Net income                                                                $      1.71       $      1.72       $      1.31
                                                                                 ===========       ===========       ===========

Diluted earnings (loss) per share:
    Income from continuing operations                                            $      1.77       $      1.64       $      1.21
    (Loss) income from discontinued operations                                          (.13)              .01               .07
                                                                                 -----------       -----------       -----------
       Net income                                                                $      1.64       $      1.65       $      1.28
                                                                                 ===========       ===========       ===========

Weighted average shares outstanding:
      Basic                                                                       37,417,918        36,566,338        35,530,334
                                                                                 ===========       ===========       ===========
      Diluted                                                                     38,904,725        38,008,762        36,265,230
                                                                                 ===========       ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

                              W. P. CAREY & CO. LLC

                   CONSOLIDATED STATEMENTS of MEMBERS' EQUITY
              For the years ended December 31, 2001, 2002 and 2003
                (In thousands except share and per share amounts)

                                                                     Dividends
                                                                     in Excess
                                                                        of
                                                          Paid-in   Accumulated     Unearned
                                            Shares        Capital     Earnings    Compensation
                                          ----------     --------   -----------   ------------
Balance at December 31, 2001              34,742,436     $664,751   $   (97,200)  $     (4,454)
                                          ==========     ========   ===========   ============

Cash proceeds on issuance of shares, net     528,479       10,086
Shares issued in connection with services
 rendered                                      5,755          390
Shares issued in connection with prior
 acquisition                                 500,000       10,440
Shares and options issued under share
 incentive plans                             170,768        3,913                       (3,913)
Forfeitures                                   (3,328)         (70)                          70
Dividends declared                                                      (61,358)
Tax benefit - share incentive plans                         1,084
Amortization of unearned compensation                                                    2,626
Net income                                                               46,588

Other comprehensive income:
Change in unrealized gains on marketable
 securities
Foreign currency translation adjustment



Comprehensive income:

                                          ----------     --------   -----------   ------------
Balance at December 31, 2002              35,944,110     $690,594   $  (111,970)  $     (5,671)
                                          ----------     --------   -----------   ------------

Cash proceeds on issuance of shares, net     412,012        7,789
Shares issued in connection with services
 rendered and properties acquired              5,846          160
Shares issued in connection with prior
 acquisition                                 400,000        8,909
Shares and options issued under share
 incentive plans                              47,550        1,212                       (2,827)
Forfeitures                                   (9,726)        (132)                          99
Dividends declared                                                      (63,478)
Tax benefit - share incentive plans                         2,700
Amortization of unearned compensation                                                    3,536
Repurchase of shares                         (54,765)      (1,508)
Net income                                                               62,878

Other comprehensive income:
Change in unrealized gains on marketable
 securities
Foreign currency translation adjustment



Comprehensive income:

                                          ----------     --------   -----------   ------------
Balance at December 31, 2003              36,745,027     $709,724   $  (112,570)  $     (4,863)
                                          ----------     --------   -----------   ------------

Cash proceeds on issuance of shares, net     274,262        6,649
Shares issued in connection with services
 rendered                                      8,938          271
Shares issued in connection with prior
 acquisition                                 500,000       13,734
Shares and options issued under share
 incentive plans                             118,683        3,538                       (4,409)
Forfeitures                                  (32,869)        (138)                         138
Dividends declared                                                      (65,712)
Tax benefit - share incentive plans                         3,423
Amortization of unearned compensation                                                    3,768
Repurchase and retirement of shares          (90,579)      (2,543)
Net income                                                               63,851

Other comprehensive income:
Change in unrealized gains on marketable
 securities
Foreign currency translation adjustment



Comprehensive income:

                                          ----------     --------   -----------   ------------
Balance at December 31, 2004              37,523,462     $734,658   $  (114,431)  $     (5,366)
                                          ==========     ========   ===========   ============

                                                           Accumulated
                                                              Other
                                          Comprehensive   Comprehensive)
                                           Income (Loss)    Income(Loss       Total
                                          --------------  --------------   -----------
Balance at December 31, 2001                              $       (3,432)  $   559,665
                                                          ==============   ===========

Cash proceeds on issuance of shares, net                                        10,086
Shares issued in connection with services
 rendered                                                                          390
Shares issued in connection with prior
 acquisition                                                                    10,440
Shares and options issued under share
 incentive plans
Forfeitures
Dividends declared                                                             (61,358)
Tax benefit - share incentive plans                                              1,084
Amortization of unearned compensation                                            2,626
Net income                                $       46,588                        46,588

Other comprehensive income:
Change in unrealized gains on marketable
 securities                                           12
Foreign currency translation adjustment            1,355
                                          --------------
                                                   1,367           1,367         1,367
                                          --------------
Comprehensive income:                     $       47,955
                                          --------------
                                                          --------------   -----------
Balance at December 31, 2002                              $       (2,065)  $   570,888
                                                          --------------   -----------

Cash proceeds on issuance of shares, net                                         7,789
Shares issued in connection with services
 rendered and properties acquired                                                  160
Shares issued in connection with prior
 acquisition                                                                     8,909
Shares and options issued under share
 incentive plans                                                                (1,615)
Forfeitures                                                                        (33)
Dividends declared                                                             (63,478)
Tax benefit - share incentive plans                                              2,700
Amortization of unearned compensation                                            3,536
Repurchase of shares                                                            (1,508)
Net income                                $       62,878                        62,878

Other comprehensive income:
Change in unrealized gains on marketable
 securities                                        2,567
Foreign currency translation adjustment            1,994
                                          --------------
                                                   4,561           4,561         4,561
                                          --------------
Comprehensive income:                     $       67,439
                                          --------------
                                                          --------------   -----------
Balance at December 31, 2003                              $        2,496   $   594,787
                                                          --------------   -----------

Cash proceeds on issuance of shares, net                                         6,649
Shares issued in connection with services
 rendered                                                                          271
Shares issued in connection with prior
 acquisition                                                                    13,734
Shares and options issued under share
 incentive plans                                                                  (871)
Forfeitures
Dividends declared                                                             (65,712)
Tax benefit - share incentive plans                                              3,423
Amortization of unearned compensation                                            3,768
Repurchase and retirement of shares                                             (2,543)
Net income                                $       63,851                        63,851

Other comprehensive income:
Change in unrealized gains on marketable
 securities                                        1,467
Foreign currency translation adjustment             (163)
                                          --------------
                                                   1,304           1,304         1,304
                                          --------------
Comprehensive income:                     $       65,155
                                          --------------
                                                          --------------   -----------
Balance at December 31, 2004                              $        3,800   $   618,661
                                                          ==============   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                             W. P. CAREY & CO. LLC

                      CONSOLIDATED STATEMENTS of CASH FLOWS

                                                                                        For the years ended December 31,
                                                                                        ---------------------------------
                           (In thousands)                                                 2004        2003        2002
                                                                                        ---------   ---------   ---------
Cash flows from operating activities:
  Net income                                                                            $  63,851    $ 62,878   $  46,588
  Adjustments to reconcile net income to net cash provided by continuing operating activities:
  Loss (income) from discontinued operations, including impairment charges and gain on
    sale                                                                                    5,197        (316)     (2,450)
  Depreciation and amortization of intangibles assets and deferred financing costs         22,096      18,589      19,811
  Equity income in excess of distributions                                                   (793)        (23)        (54)
  Loss (gain) on sales of real estate and securities, net                                       -         578     (12,415)
  Minority interest in income (loss)                                                        1,499         370        (120)
  Straight-line rent adjustments and amortization of deferred income and rent related
    intangibles                                                                             1,732         925        (719)
  Management income received in shares of affiliates                                      (20,999)    (18,599)    (13,439)
  Unrealized gain on foreign currency transactions                                           (790)       (130)          -
  Impairment charges on securities and real estate and loan losses                         14,548       1,480      20,510
  Deferred income tax provision                                                            10,817       9,769      13,155
  Realized gain on foreign currency transaction                                              (430)       (556)          -
  Costs paid by issuance of shares                                                            168         215         500
  Increase (decrease) in accrued taxes payable                                              2,099      (3,475)      2,265
  Tax benefit - share incentive plans                                                       3,423       2,700       1,084
  Amortization of unearned compensation                                                     3,768       3,536       2,626
  Deferred acquisition fees received                                                        5,978       1,495         916
  Increase in structuring fees receivable                                                 (14,860)    (13,424)    (18,529)
  Net changes in operating assets and liabilities                                            (372)       (655)      8,004
                                                                                        ---------   ---------   ---------
  Net cash provided by continuing operations                                               96,932      65,357      67,733
  Net cash provided by discontinued operations                                              1,917       1,938       8,163
                                                                                        ---------   ---------   ---------
     Net cash provided by operating activities                                             98,849      67,295      75,896
                                                                                        ---------   ---------   ---------
Cash flows from investing activities:
  Distributions received from equity investments in excess of equity income                 6,933       3,503       5,560
  Capital distributions from equity investment                                                  -       6,582       1,255
  Purchases of real estate and contributions to equity investments                       (115,522)     (8,184)    (13,172)
  Additional capital expenditures                                                          (1,596)     (2,843)       (811)
  Payment of deferred acquisition fees to affiliate                                          (524)       (524)       (524)
  Release of funds from escrow in connection with the sale of a property                    7,185           -       9,366
  Proceeds from sales of real estate and investments                                        6,548      24,395      50,247
  Cash acquired on acquisition of subsidiary                                                    -       1,300           -
                                                                                        ---------   ---------   ---------
     Net cash (used in) provided by  investing activities                                 (96,976)     24,229      51,921
                                                                                        ---------   ---------   ---------
Cash flows from financing activities:
  Dividends paid                                                                          (65,073)    (62,978)    (60,708)
  Payment of accrued preferred distributions                                                    -           -      (1,423)
  Contributions from minority interest                                                          -           -         636
  Distributions to minority interests                                                      (1,101)          -           -
  Payments of mortgage principal                                                           (9,428)     (8,548)     (8,428)
  Proceeds from mortgages and credit facility                                             170,000      82,683      79,200
  Prepayments of mortgage principal and credit facility                                  (106,962)   (107,854)   (134,316)
  Payment of financing costs                                                               (1,238)       (391)       (308)
  Proceeds from issuance of shares                                                          6,649       7,789      10,086
  Retirement of shares                                                                     (2,543)          -           -
                                                                                        ---------   ---------   ---------
       Net cash used in financing activities                                               (9,696)    (89,299)   (115,261)
                                                                                        ---------   ---------   ---------

Effect of exchange rate changes on cash                                                       179         830        (122)
                                                                                        ---------   ---------   ---------
       Net (decrease) increase in cash and cash equivalents                                (7,644)      3,055      12,434
       Cash and cash equivalents, beginning of year                                        24,359      21,304       8,870
                                                                                        ---------   ---------   ---------
       Cash and cash equivalents, end of year                                           $  16,715   $  24,359   $  21,304
                                                                                        =========   =========   =========

                             W. P. CAREY & CO. LLC

                                   -Continued-
                CONSOLIDATED STATEMENTS of CASH FLOWS, Continued
                (In thousands except share and per share amounts)

Noncash operating, investing and financing activities:

A. In connection with the acquisition of Carey Management LLC in June 2000, the Company had an obligation to issue up to an additional 2,000,000 shares over four years if specified performance criteria were achieved. As of December 31, 2004, 1,900,000 shares have been issued and our obligation has been satisifed. Based on the performance criteria 500,000 shares were issued for the years ended December 31, 2003, 2001 and 2000 ($13,734, $10,440 and $8,145, respectively). For the year ended December 31, 2002, the Company met one criterion and 400,000 shares ($8,910) were issued. The amounts attributable to the 1,900,000 shares are included in goodwill. Accounts payable to affiliates as of December 31, 2003 includes $13,734 for shares that were issued in 2004.

B. The Company issued 8,938, 5,846 and 5,755 restricted shares valued at $271 in 2004, $160 in 2003 and $134 in 2002, to certain directors, officers, and employees and affiliates in consideration of service rendered. Restricted shares and stock options valued at $3,538, $3,697 and $3,913 in 2004, 2003 and 2002, respectively, issued to officers and employees and was recorded as unearned compensation of which $138, $99 and $70, respectively, was forfeited in 2004, 2003 and 2002. Included in compensation expense for the years ended December 31, 2004, 2003 and 2002 were $3,768, $3,536 and $2,626, respectively, relating to equity awards from the Company's share incentive plans.

C. During 2004, the Company acquired interests in 17 properties from Carey Institutional Properties Incorporated with a fair value of $142,161, for approximately $115,158 in cash and the assumption of approximately $27,003 in limited recourse mortgage notes payable. The fair value of the assumed mortgages was $27,756.

D. As partial consideration for the sale of a property in 2003, the Company received notes receivable with a fair value of $2,250.

      During 2004, $7,185 was released from an escrow account from the sale of a property in 2003. During 2002, $9,366 was released from an escrow account from the sale of a property in 2001.

E. In 2002, the Company contributed its tenancy-in-common interest in properties leased to Learning Care Group, Inc. to a limited partnership which is accounted for under the equity method. Assets and liabilities were contributed to the limited partnerships as follows:

Land                                                        $  1,674
Net investment in direct financing lease                       2,413
Other assets, net                                                  1
Mortgage payable                                              (1,134)
                                                            --------
Equity investment                                           $  2,954
                                                            ========

F.    During 2001 the Company purchased an equity interest in an affiliate, W.
      P. Carey International LLC ("WPCI"), in consideration for issuing a promissory note of $1,000. The promissory note was satisfied in 2002 through the issuance of 54,765 shares of the Company to WPCI.

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

Intangible assets (management contracts)                          679
Equity investments                                                324
Due to affiliates (including $1,898 due to William P. Carey)   (2,559)
Other assets and liabilities, net                                 256
                                                              -------
      Net cash acquired                                       $ 1,300
                                                              =======

Supplemental Cash Flows Information:

                                                   2004       2003       2002
                                                 --------   --------   --------
Interest paid, net of amounts capitalized        $ 13,901   $ 14,395   $ 16,400
                                                 ========   ========   ========
Income taxes paid                                $ 36,944   $  9,074   $  1,695
                                                 ========   ========   ========
Interest capitalized                             $      -   $     22   $    216
                                                 ========   ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             W. P. CAREY & CO. LLC

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                (In thousands except share and per share amounts)

1. Organization:

W. P. Carey & Co. LLC (the "Company") is a real estate investment, management and advisory company that invests in commercial properties leased to companies domestically and internationally, and earns fees as the advisor to affiliated real estate investment trusts ("CPA(R) REITs") that each make similar investments. Under the advisory agreements with the CPA(R) REITs, the Company performs services related to the day-to-day management of the CPA(R) REITs and transaction-related services. The Company owns and manages commercial and industrial properties located in 34 states and Europe, net leased to more than 107 tenants. As of December 31, 2004, the Company's portfolio consisted of 168 properties in the United States and 15 properties in Europe and totaled more than 19.4 million square feet. In addition, the Company manages over 765 net leased properties on behalf of the CPA(R) REITs: Corporate Property Associates 12 Incorporated ("CPA(R):12"), Corporate Property Associates 14 Incorporated ("CPA(R):14"), Corporate Property Associates 15 Incorporated ("CPA(R):15"), Corporate Property Associates 16 - Global Incorporated ("CPA(R):16 - Global") and Carey Institutional Properties Incorporated ("CIP(R)") until its merger into CPA(R):15 during 2004.

The Company commenced operations on January 1, 1998 by combining the limited partnership interests in nine CPA(R) Partnerships, at which time the Company listed on the New York Stock Exchange. On June 28, 2000, the Company acquired the net lease real estate management operations of Carey Management from William
P. Carey ("Carey"), Chairman and Co-Chief Executive Officer of the Company, subsequent to receiving shareholder approval. The assets acquired included the advisory agreements with four affiliated CPA(R) REITs, the Company's management agreement, the stock of an affiliated broker-dealer, investments in the common stock of the CPA(R) REITs, and certain office furniture, fixtures, equipment and employees required to carry on the business operations of Carey Management. The purchase price consisted of the initial issuance of 8,000,000 shares with an additional 2,000,000 shares issuable over four years if specified performance criteria were achieved through a period ended December 31, 2004 (of which 1,900,000 shares were issued representing an aggregate value of $41,229). The initial 8,000,000 shares issued were restricted from resale for a period of up to three years and the additional shares are subject to Section 144 regulations. The acquisition of the interests in Carey Management was accounted for as a purchase and was recorded at the fair value of the initial 8,000,000 shares issued. The total initial purchase price was approximately $131,300 including the issuance of 8,000,000 shares, transaction costs of $2,605, the acquisition of Carey Management's minority interests in the CPA(R) partnerships and the value of restricted shares and options issued in respect of the interests of certain officers in a non-qualified deferred compensation plan of Carey Management.

The purchase price was allocated to the assets and liabilities acquired based upon their fair market values. Intangible assets acquired, including the advisory agreements with the CPA(R) REITs, the Company's management agreement, the trade name, and workforce (reclassified to goodwill on January 1, 2002), were determined pursuant to a third party valuation. The value of the advisory agreements and the management agreement were based on a discounted cash flow analysis of the projected fees. The excess of the purchase price over the fair values of the identified tangible and intangible assets has been recorded as goodwill. The value of additional shares issued under the acquisition agreement is recognized as additional purchase price and recorded as goodwill. Issuances based on performance criteria are valued based on the market price of the shares on the date when the performance criteria are achieved.

2. Summary of Significant Accounting Policies:

BASIS OF CONSOLIDATION

The consolidated financial statements include the Company, its wholly owned and majority owned controlled subsidiaries and a variable interest entity ("VIE") in which it is the primary beneficiary. All material inter-entity transactions have been eliminated.

For acquisitions of an interest in an entity, the Company evaluates the entity to determine if the entity is deemed a VIE, and if the Company is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities" ("FIN 46(R)"). Entities that meet one or more of the criteria listed below are considered VIEs.

      - The Company's equity investment is not sufficient to allow the entity to finance its activities without additional third party financing;

      - The Company does not have the direct or indirect ability to make decisions about the entity's business;

      - The Company is not obligated to absorb the expected losses of the entity;

      - The Company does not have the right to receive the expected residual returns of the entity; and

                             W. P. CAREY & CO. LLC

                (In thousands except share and per share amounts)

      - The Company's voting rights are not proportionate to its economic interests, and substantially all of the entity's activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights.

The Company consolidates the entities that are VIEs and the Company is deemed to be the primary beneficiary of the VIE. For entities where the Company is not deemed to be the primary beneficiary or the entity is not deemed a VIE and the Company's ownership is 50% or less and has the ability to exercise significant influence as well as jointly-controlled tenancy-in-common interests are accounted for under the equity method, i.e. at cost, increased or decreased by the Company's share of earnings or losses, less distributions. The Company will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.

Beginning in 2004, the Company accounts for its interest in CPA(R):16 - Global under the equity method. For 2003, the accounts of CPA(R):16-Global, which was formed in June 2003, were included in the Company's consolidated financial statements, as the Company owned all of CPA(R):16 - Global's outstanding common stock. Effective December 12, 2003, CPA(R):16 - Global commenced a "best efforts" public offering for up to 1,100,000 shares. CPA(R):16- Global temporarly suspended this offering in December 2004 and subsequently withdrew it. The consolidated financial statements also include the accounts of Corporate Property Associates International Incorporated ("CPAI"), which was formed in July 2003. The Company owns all of CPAI's outstanding common stock. CPAI has filed a registration statement with the Securities and Exchange Commission ("SEC") for a public offering to sell up to 27,500,000 shares of common stock.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

PURCHASE PRICE ALLOCATION

In connection with the Company's acquisition of properties, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, are determined as if vacant. Intangible assets including the above-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values. Below-market value of leases are also recorded at their relative fair values and are recorded as liabilities in the accompanying financial statements.

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

The total amount of other intangibles are allocated to in-place lease values and tenant relationship intangible values based on management's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with each tenant. Characteristics that are considered in allocating these values include the nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant, the tenant's credit quality and the expectation of lease renewals among other factors. Third party appraisals or management's estimates are used to determine these values. Intangibles for above-market and below-market leases, in-place lease intangibles and tenant relationships are amortized over their estimated useful lives. In the event that a lease is terminated the unamortized portion of each intangible, including market rate adjustments, in-place lease values and tenant relationship values, is charged to expense.

                             W. P. CAREY & CO. LLC

                (In thousands except share and per share amounts)

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

The value of in-place leases are amortized to expense over the remaining initial term of each lease. The value of tenant relationship intangibles are amortized to expense over the initial and expected renewal terms of the leases but no amortization periods for intangibles will exceed the remaining depreciable life of the building.

OPERATING REAL ESTATE

Land and buildings and personal property are carried at cost less accumulated depreciation. Renewals and improvements are capitalized, while replacements, maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred.

REAL ESTATE UNDER CONSTRUCTION AND REDEVELOPMENT

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

CASH EQUIVALENTS

The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include money market funds. Substantially all of the Company's cash and cash equivalents at December 31, 2004 and 2003 were held in the custody of three financial institutions and which balances, at times, exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.

DUE TO AFFILIATES

Included in due to affiliates are deferred acquisition fees and amounts related to issuable shares for meeting the performance criteria in connection with the acquisition of Carey Management LLC ("Carey Management"). Deferred acquisition fees are payable for services provided by Carey Management prior to the termination of the management contract, relating to the identification, evaluation, negotiation, financing and purchase of properties. The fees are payable in eight equal annual installments each January 1 following the first anniversary of the date a property was purchased.

OTHER ASSETS AND LIABILITIES

Included in other assets are accrued rents and interest receivable, deferred rent receivable, notes receivable, deferred charges, escrow balances held by lenders, restricted cash balances and marketable securities. Included in other liabilities are accrued interest, accounts payable and accrued expenses, security deposits and other amounts held on behalf of tenants, deferred rent, deferred revenue, including unamortized below-market rent intangibles, and minority interests that are subject to redemption. Deferred charges include costs incurred in connection with debt financing and refinancing and are amortized and included in interest expense over the terms of the related debt obligations using the effective interest method. Deferred rent receivable is primarily the aggregate difference for operating method leases between scheduled rents which vary during the lease term and rent recognized on a straight-line basis. Minority interests subject to redemption are recorded at fair value based on a cash flow model with changes in fair value reflected in the determination of net income.

Marketable securities are classified as available-for-sale securities and reported at fair value with the Company's interest in unrealized gains and losses on these securities reported as a component of other comprehensive income until realized.

                             W. P. CAREY & CO. LLC

                (In thousands except share and per share amounts)

ACCUMULATED OTHER COMPREHENSIVE INCOME

As of December 31, 2004 and 2003, accumulated other comprehensive income reflected in the members' equity is comprised of the following:

                                                As of December 31,
                                                2004         2003
                                               -------      -------
Unrealized gains on marketable securities      $ 3,285      $ 1,818
Foreign currency translation adjustment            515          678
                                               -------      -------
Accumulated other comprehensive income         $ 3,800      $ 2,496
                                               =======      =======

REAL ESTATE LEASED TO OTHERS

Certain of the Company's real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred. Significant renovations that increase the useful life of the properties are capitalized. For the year ended December 31, 2004, lessees were responsible for the direct payment of real estate taxes of approximately $7,119.

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

The leases are accounted for under either the direct financing or operating methods. Such methods are described below (see Notes 4 and 5):

Direct financing method - Leases accounted for under the direct financing method are recorded at their net investment (see Note 5). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Company's net investment in the lease.

Operating method - Real estate is recorded at cost less accumulated depreciation, minimum rental revenue is recognized on a straight-line basis over the term of the related leases and expenses (including depreciation) are charged to operations as incurred.

On an ongoing basis, the Company assesses its ability to collect rent and other tenant-based receivables and determines an appropriate allowance for uncollected amounts. Because the real estate operations has a limited number of lessees, the Company believes that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely use statistical methods. The Company generally recognizes a provision for uncollected rents and other tenant receivables that typically ranges between 0.5% and 2% of lease revenues (rental income and interest income from direct financings leases) and will measure its allowance against actual rent arrearages and adjust the percentage applied. For amounts in arrears, the Company makes subjective judgments based on its knowledge of a lessee's circumstances and may reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee's ability to meet its lease obligations.

REVENUE RECOGNITION

The Company earns transaction and asset-based fees. Structuring and financing fees are earned for investment banking services provided in connection with the analysis, negotiation and structuring of transactions, including acquisitions and dispositions and the placement of mortgage financing obtained by publicly registered real estate investment trusts formed by the Company (the "CPA(R) REITs"). Asset-based fees consist of property management, leasing and advisory fees and reimbursement of certain expenses in accordance with the separate management agreements with each CPA(R) REIT for administrative services provided for operation of such CPA(R) REIT. Receipt of the incentive fee portion of the management fee, however, is subordinated to the achievement of specified cumulative return requirements by the shareholders of the CPA(R) REITs. The incentive portion of management fees (the "performance fees") may be collected in cash or shares of the CPA(R) REIT at the option of the Company. During 2004, 2003 and 2002, the Company elected to receive its earned performance fees in CPA(R) REIT shares. Performance fees of CIP(R) in the amount of $1,494 were received in cash in 2004.

                              W. P. CAREY & CO. LLC

                (In thousands except share and per share amounts)

All fees are recognized as earned. Transaction fees are earned upon the consummation of a transaction and management fees are earned when services are performed. Fees subject to subordination are recognized only when the contingencies affecting the payment of such fees are resolved, that is, when the performance criteria of the CPA(R) REIT is achieved and contractual limitations are not exceeded. As of December 31, 2004, $800 of transaction fees are recorded as deferred revenue in other liabilities, as a limitation which provides that certain transaction fees cannot exceed 4.5% of the aggregate cost of properties of a CPA(R) REIT was exceeded. In addition, CPA(R):16-Global did not meet the preferred return criterion, as defined in the Advisory Agreements, and therefore, the Company's recognition of performance fees of $819 and deferred acquisition fees of $7,535 were not recognized and has been deferred until the preferred return criterion is met.

The Company also receives reimbursement of certain marketing costs in connection with the sponsorship of a CPA(R) REIT that is conducting a "best efforts" public offering. Reimbursement income is recorded as the expenses are incurred, subject to limitations on a CPA(R) REIT's ability to incur offering costs.

DEPRECIATION

Depreciation is computed using the straight-line method over the estimated useful lives of the properties (generally forty years) and for furniture, fixtures and equipment (generally up to seven years).

IMPAIRMENTS

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

The Company tests goodwill for impairment at least annually using a two-step process. To identify any impairment, the Company first compares the estimated fair value of the reporting unit (management services segment) with its carrying amount, including goodwill. The Company calculates the estimated fair value of the management services segment by applying a multiple, based on comparable companies, to earnings. If the fair value of the management services segment exceeds its carrying amount, goodwill is considered not impaired. If the carrying amount of the management services unit exceeds its estimated fair value, then the second step is performed to measure the amount of impairment loss.

For the second step, the Company would compare the implied fair value of the goodwill with its carrying amount and record an impairment charge for the excess of the carrying amount over the fair value. The implied fair value of the goodwill is determined by allocating the estimated fair value of the management services segment to its assets and liabilities. The excess of the estimated fair value of the management services segment over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. In accordance with the requirements of Statement of Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangibles," the Company performed its annual tests for impairment of its management services segment, the reportable unit of measurement, and concluded that the goodwill is not impaired.

Investments in unconsolidated joint ventures are accounted for under the equity method and are recorded initially at cost, and subsequently adjusted for our proportionate share of earnings and cash contributions and distributions. On a periodic basis, we assess whether there are any indicators that the value of equity investments may be impaired and whether or not that impairment is other than temporary. To the extent impairment has occurred, the charge shall be measured as the excess of the carrying amount of the investment over the fair value of the investment.

When the Company identifies assets as held for sale, it discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If in the Company's opinion, the net sales price of the assets, which have been identified for sale, is less than the net book value of the assets, an impairment charge is recognized and a valuation allowance is established. To the extent that a purchase and sale agreement has been entered into, the allowance is based

                             W. P. CAREY & CO. LLC

                (In thousands except share and per share amounts)

on the negotiated sales price. To the extent that the Company has adopted a plan to sell an asset but has not entered into a sales agreement, it will make judgments of the net sales price based on current market information. Accordingly, the initial assessment may be greater or less than the purchase price subsequently committed to and may result in a further adjustment to the fair value of the property. If circumstances arise that previously were considered unlikely and, as a result, the Company decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, (b) the fair value at the date of the subsequent decision not to sell, or (c) the current carrying value.

STOCK BASED COMPENSATION

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

Grants of restricted stock and options of a subsidiary were awarded to certain of its officers. The awards are subject to redemption in 2012 and, therefore are being accounted for as a variable plan. The awards were initially recorded in unearned compensation and changes in fair value subsequent to the grant date are included in the determination of net income (see below). The unearned compensation is being amortized over the vesting periods.

All transactions with non-employees in which the Company issues stock as consideration for services received are accounted for based on the fair value of the stock issued or services received, whichever is more reliably determinable.

The Company has elected to adopt the disclosure only provisions of FAS No. 123. If stock-based compensation cost had been recognized based upon fair value at the date of grant for options and restricted stock awarded under the Company's share incentive plans and amortized to expense over their respective vesting periods in accordance with the provisions of FAS No. 123, pro forma net income would have been as follows:

                                                                      Year Ended December 31,
                                                                ------------------------------------
                                                                   2004        2003          2002
                                                                ----------   ----------   ----------
Net income as reported                                          $   63,851   $   62,878   $   46,588
Add: Stock based compensation included in net
   income, as reported, net of related tax effects                   2,264        2,282        1,709
Less: Stock based compensation determined under
   fair value based methods for all awards, net of related tax
   effects                                                          (2,853)      (3,144)      (2,887)
                                                                ----------   ----------   ----------
Pro forma net income                                            $   63,262   $   62,016   $   45,410
                                                                ==========   ==========   ==========
Earnings per common share as reported:
Basic                                                           $     1.71   $     1.72   $     1.31
Diluted                                                         $     1.64   $     1.65   $     1.28
Pro forma earnings per common share:
Basic                                                           $     1.69   $     1.70   $     1.28
Diluted                                                         $     1.63   $     1.63   $     1.25

The per share weighted average fair value of share options and warrants granted during 2004 under the Company's Incentive Plan were estimated to range from $1.96 to $2.47 using a Black-Scholes option pricing formula based on the date of grant. The more significant assumptions underlying the determination of the weighted average fair values included risk-free interest rates ranging from 3.63% to 3.92%, volatility factors ranging from 20.66% to 21.56%, dividend yields ranging from 7.79% to 8.19% and expected lives ranging from 7 to 7.13 years.

                             W. P. CAREY & CO. LLC

                (In thousands except share and per share amounts)

The per share weighted average fair value of share options and warrants granted during 2003 under the Company's Incentive Plan were estimated to range from $1.51 to $2.28 using a Black-Scholes option pricing formula based on the date of grant. The more significant assumptions underlying the determination of the weighted average fair values included risk-free interest rates ranging from 2.60% to 3.69%, volatility factors ranging from 21.35% to 21.89%, dividend yields ranging from 8.26% to 8.51% and expected lives ranging from 4.56 to 7.5 years.

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

FOREIGN CURRENCY TRANSLATION

The Company owns interests in several real estate investments in France. The functional currency for these investments is the Euro. The translation from the Euro to U. S. Dollars is performed for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from such translation are reported as a component of other comprehensive income as part of members' equity. The cumulative translation adjustment as of December 31, 2004 and 2003 were gains of $515 and $678, respectively.

Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is a foreign currency transaction gain or loss that generally will be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date) whichever is later, realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency transactions that are (i) designated as, and are effective as, economic hedges of a net investment and (ii) inter-company foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in the Company's financial statements will not be included in determining net income but will be accounted for in the same manner as foreign currency translation adjustments and reported as a component of other comprehensive income as part of shareholder's equity. The contributions to the equity investments were funded in part through subordinated debt. Foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of intercompany subordinated debt with scheduled principal payments, are included in the determination of net income, and, for the years ended December 31, 2004 and 2003, the Company recognized unrealized gains of $790 and $130, respectively, from such transactions. In 2004 and 2003, the Company recognized realized gains of $430 and $556, respectively, on foreign currency transactions in connection with the transfer of cash from foreign operating subsidiaries to the parent company.

INCOME TAXES

The Company has elected to be treated as a partnership for federal income tax purposes. The Company's real estate operations are conducted through partnership or limited liability companies electing to be treated as partnerships for Federal income tax purposes. As partnerships, the Company and its partnership subsidiaries are generally not directly subject to tax and the taxable income or loss of these operations are included in the income tax returns of the members; accordingly, no provision for income tax expense or benefit is reflected in the accompanying financial statements. These operations are subject to certain state, local and foreign taxes.

                             W. P. CAREY & CO. LLC

                (In thousands except share and per share amounts)

The Company conducts its management services operations though a wholly owned taxable corporation. These operations are subject to federal, state, local and foreign taxes as applicable. The Company's financial statements are prepared on a consolidated basis including this taxable subsidiary and include a provision for current and deferred taxes on these operations.

Deferred income taxes are provided for the corporate subsidiaries based on earnings reported. The provision for income taxes differs from the amounts currently payable because of temporary differences in the recognition of certain income and expense items for financial reporting and tax reporting purposes. Income taxes are computed under the asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial bases of assets and liabilities (see Note 17).

ASSETS HELD FOR SALE

Assets held for sale are accounted for at the lower of carrying value or fair value less costs to dispose. Assets are classified as held for sale when the Company has committed to a plan to actively market a property for sale and expects that a sale will be completed within one year. The results of operations and the related gain or loss on sale of properties classified as held for sale are included in discontinued operations (see Note 7).

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

EARNINGS PER SHARE

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

Basic and diluted earnings per share were calculated as follows:

                                                              For the year ended December 31,
                                                            ----------------------------------
                                                               2004        2003        2002
                                                            ----------  ----------  ----------
Net income                                                  $   63,851  $   62,878  $   46,588
                                                            ==========  ==========  ==========
Weighted average shares - basic                             37,417,918  36,566,338  35,530,334
Effect of dilutive securities - stock options and warrants   1,486,807   1,442,424     734,896
                                                            ----------  ----------  ----------
Weighted average shares - diluted                           38,904,725  38,008,762  36,265,230

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("FAS 123R"), which requires that the fair value of all stock and other equity-based compensation be treated as an expense that is reflected in the income statement. Depending on the model used to calculate stock-based compensation expense in the future and other requirements of FAS 123R, the pro forma disclosure may not be indicative of the stock-based compensation expense that will be recognized in our future financial statements. FAS 123R is effective for periods beginning after June 15, 2005, and allows two different methods of transition. We expect to implement FAS 123R beginning with the third quarter of fiscal 2005, which begins on July 1, 2005. We are currently evaluating this

                              W. P. CAREY & CO. LLC

                (In thousands except share and per share amounts)

new standard and models that may be used to calculate future stock-based compensation expense.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," ("FAS 148") which amends SFAS No. 123, Accounting for Stock Based Compensation. FAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation (i.e., recognition of a charge for issuance of stock options in the determination of income). However, FAS No. 148 does not permit the use of the original FAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation, description of transition method utilized and the effect of the method used on reported results. The annual disclosure provisions of FAS No. 148 have been adopted.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity" ("FAS 150"). FAS 150 establishes standards to classify as liabilities certain financial instruments that are mandatorily redeemable or include an obligation to repurchase and expands financial statement disclosure requirements. Such financial instruments will be measured at fair value with changes in fair value included in the determination of net income. FAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

In November 2003, the FASB issued FASB Staff Position 150-3 ("FSP 150-3"), which defers the classification and measurement provisions of FAS 150 indefinitely as they apply to mandatorily redeemable non-controlling interests associated with finite-lived entities. We have interests in five joint ventures that are consolidated and have minority interests that have finite lives and were considered mandatorily redeemable non-controlling interests prior to the issuance of FSP 150-3. As a result of the deferral provisions of FSP 150-3, these minority interests have not been reflected as liabilities. We adopted FAS 150 in July 2003 and it did not have a significant impact on our consolidated financial statements.

3. Transactions with Related Parties:

The Company earns fees as the advisor ("Advisor") to CPA(R):12, CPA(R):14, CPA(R):15, CPA(R):16-Global and through September 1, 2004, CIP(R). Effective September 1, 2004, CIP(R) was merged into CPA(R):15. Under the advisory agreements with the CPA(R) REITs, the Company performs various services, including but not limited to the day-to-day management of the CPA(R) REITs and transaction-related services. The Company earns an asset management fee of 1/2 of 1% per annum of average invested assets, as defined in the advisory agreements, for each CPA(R) REIT and, based upon specific performance criteria for each REIT, may be entitled to receive performance fees, calculated on the same basis as the asset management fee, and is reimbursed for certain costs, primarily the cost of personnel. Effective in 2005, the advisory agreement was amended to allow the Company to elect to receive restricted stock for any fee due from each CPA(R) REIT. For the years ended December 31, 2004, 2003 and 2002, asset-based fees and reimbursements earned were $61,193, $53,103 and 37,250, respectively. For the year ended December 31, 2004, CPA(R):16-Global did not meet the preferred return criterion (a non-compounded cumulative distribution return of 6%), as defined in the Advisory Agreements, and therefore, the Company's recognition of performance fees of $819 will only be recorded if the preferred return criterion is met.

In connection with structuring and negotiating acquisitions and related mortgage financing for the CPA(R) REITs, the advisory agreements provide for transaction fees based on the cost of the properties acquired. A portion of the fees are payable in equal annual installments ranging from three to eight years, subject to each CPA(R) REIT meeting its "preferred return." Unpaid installments bear interest at annual rates ranging from 5% to 7%. The Company may also earn fees related to the disposition of properties, subject to subordination provisions and will only be recognized as such subordination provisions are achieved. For the years ended December 31, 2004, 2003 and 2002, the Company earned transaction fees of $33,677, $34,957 and $47,005, respectively. CPA(R):16-Global has not met its preferred return and for year ended December 31, 2004, cumulative deferred acquisition fees of $7,535 and interest thereon of $171, were not recognized, and will be recognized if CPA(R):16-Global meets the preferred return criterion.

                              W.P. CAREY & CO. LLC

               (In thousands except share and per share amounts)

In July 2004, the boards of directors of CIP(R) and CPA(R):15 each approved a definitive agreement under which CPA(R):15 would acquire CIP(R)'s business in a stock-for-stock merger (the "Merger"). The Merger was approved by the shareholders of CIP(R) and CPA(R):15 in August 2004, and completed on September 1, 2004. In connection with providing a liquidity event for CIP(R) shareholders, CIP(R) paid the Company incentive fees of $23,681 and disposition fees of $22,679. Disposition fees relating to the interests in the properties acquired by the Company of $4,265 were not earned and have been applied, for financial reporting purposes, as a reduction in the cost basis of such interests. The Company also recognized transaction fees of $11,493 in connection with CPA(R):15's acquisition of properties in connection with the Merger.

Prior to the Merger, the Company acquired interests in 17 properties from CIP(R) with a fair value of $142,161 for $115,158 in cash and the assumption of $27,003 in limited recourse mortgage notes payable, (the "Acquisition"). The amounts are inclusive of the Company's pro rata share of equity interests acquired in the transaction. The fair value of the assumed mortgages was $27,756. The purchase price of the properties was based on a third party valuation of each of CIP(R)'s properties. The properties are primarily single tenant net-leased properties, with remaining lease terms ranging from 19 months to over ten years. Seven of the properties are encumbered with limited recourse mortgage financing with fixed rates of interest ranging from 7.5% to 10% and maturity dates ranging from December 2007 to June 2012.

The Company owns interests in entities, which range from 22.50% to 50%, a jointly-controlled 36% tenancy-in-common interest in two properties subject to a net lease with the remaining interests held by affiliates and owns common stock in each of the CPA(R) REITs. The Company has a significant influence in these investments, which are accounted for under the equity method of accounting.

The Company is the general partner in a limited partnership that leases the Company's home office spaces and participates in an agreement with certain affiliates, including the CPA(R) REITs for the purpose of leasing office space used for the administration of the Company and other affiliated real estate entities and sharing the associated costs. Pursuant to the terms of the agreement, the Company's share of rental, occupancy and leasehold improvement costs is based on gross revenues. Expenses incurred were $531, $529 and $545 in 2004, 2003 and 2002, respectively. The Company's share of minimum lease payments on the office lease as of December 31, 2004 is $7,137 through 2016.

Prior to the termination of the management agreement, Carey Management performed certain services for the Company and earned transaction fees in connection with the purchase and disposition of properties. The Company is obligated to pay deferred acquisition fees in equal annual installments over a period of no less than eight years. As of December 31, 2004 and 2003, unpaid deferred acquisition fees were $1,709 and $2,234, respectively, and bear interest at an annual rate of 6%. Installments of $524, were paid in 2004, 2003 and 2002.

A person who serves as a director and an officer of the Company is the sole shareholder of Livho, Inc. ("Livho"), a lessee of the Company. Effective December 31, 2003, the Company consolidates the accounts of Livho in its consolidated financial statements in accordance with FIN 46(R).

An independent director of the Company has an ownership interest in companies that own the minority interest in the Company's French majority-owned subsidiaries. The director's ownership interest is subject to the same terms as all other ownership interests in the subsidiary companies.

Prior to April 1, 2003, the Company owned a 10% interest in W.P. Carey International LLC ("WPCI"), a company that structures net lease transactions on behalf of the CPA(R) REITs outside of the United States of America. The remaining 90% interest in WPCI was owned by Carey. The Company's Board of Directors approved a transaction, which resulted in the Company's acquisition of 100% of the ownership of WPCI through the redemption of Carey's interest on April 1, 2003. WPCI distributed 492,881 shares of the Company and $1,898 of cash to Carey, equivalent to his contributions to WPCI. The Company accounted for the acquisition as a purchase and reflected the assets acquired and liabilities assumed at their estimated fair value. Prior to the redemption, the Company accounted for its investment in WPCI under the equity method of accounting. As a result of this transaction, the Company through WPCI has acquired exclusive rights to structure net lease transactions outside of the United States of America on behalf of the CPA(R) REITs.

The following consolidated pro forma financial information has been presented as if acquisition of interests in 16 properties from CIP(R) by the Company had occurred on January 1, 2004 and 2003 for the years ended December 31,

                              W.P. CAREY & CO. LLC

               (In thousands except share and per share amounts)

2004 and 2003, respectively. No pro forma effect is given to a property acquired which is currently held for sale and included in discontinued operations. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.


                                           For the Year
                                        Ended December 31,
                                  ------------------------------
                                      2004               2003
                                  --------------     -----------
                                   (Unaudited)       (Unaudited)
Pro forma total revenues          $  234,870         $   170,147
Pro forma net income                  64,616              64,614
Pro forma earnings per share:
   Basic                          $     1.73         $      1.77
   Diluted                        $     1.66         $      1.70

4. Real Estate Leased to Others Accounted for Under the Operating Method:

Real estate leased to others, at cost, and accounted for under the operating method is summarized as follows:


                                      December 31,
                                  --------------------
                                    2004        2003
                                  --------    --------
Land                              $ 93,926    $ 77,170
Buildings and improvements         436,353     368,568
                                  --------    --------
                                   530,279     445,738
Less: Accumulated depreciation      53,914      45,021
                                  --------    --------
                                  $476,365    $400,717
                                  ========    ========

The scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, under non-cancelable operating leases are as follows:

Year ended December 31,
-----------------------
2005                       $ 49,941
2006                         47,513
2007                         41,319
2008                         35,727
2009                         31,298
Thereafter through 2021     104,477

Contingent rentals (including percentage rents and CPI-based increases) were $2,137, $1,427 and $1,550 in 2004, 2003 and 2002, respectively.

5. Net Investment in Direct Financing Leases:

Net investment in direct financing leases is summarized as follows:

                                         December 31,
                                     --------------------
                                       2004        2003
                                     --------    --------
Minimum lease payments receivable    $158,864    $173,120
Unguaranteed residual value           162,724     179,869
                                     --------    --------
                                      321,588     352,989
Less: Unearned income                (130,944)   (170,537)
                                     --------    --------
                                     $190,644    $182,452
                                     ========    ========

                              W.P. CAREY & CO. LLC

               (In thousands except share and per share amounts)

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, under noncancelable direct financing leases are as follows:


Year ended December 31,
-----------------------
2005                       $ 21,822
2006                         20,381
2007                         18,510
2008                         16,636
2009                         15,873
Thereafter through 2022      65,642

Contingent rentals (including percentage rents and CPI-based increases) were approximately $2,382, $2,189 and $2,710 in 2004, 2003 and 2002, respectively.

6. Equity Investments:

The Company owns equity interests as a limited partner in two limited partnerships, four limited liability companies and a jointly-controlled 36% tenancy-in-common interest in two properties subject to a master lease with the remaining interests owned by affiliates and all of which net lease real estate on a single-tenant basis.

In connection with the Acquisition, the Company increased its 18.54% interest in a limited partnership, which leases property to Titan Corporation, to 100%. The Company accounted for its 18.54% interest as an equity investment, and as a result of acquiring the controlling ownership interest as of September 1, 2004, the Company consolidates this interest as of such date. The Company also acquired CIP(R)'s 50% noncontrolling interest in a limited partnership, which leases property to Sicor, Inc., and is accounting for this interest under the equity method of accounting.

The Company also owns common stock in four CPA(R) REITs with which it has advisory agreements. The interests in the CPA(R) REITs are accounted for under the equity method due to the Company's ability to exercise significant influence as the Advisor to the CPA(R) REITs. The CPA(R) REITs are publicly registered and their audited consolidated financial statements are filed with the SEC in Annual Reports on Form 10-K. In connection with earning performance fees, the Company has elected to receive restricted shares of common stock in the CPA(R) REITs rather than cash in consideration for such fees. In connection with the Merger, the Company elected to receive 1,098,367 shares of common stock in CPA(R):15, in exchange for its CIP(R) shares, a portion of which are still restricted.

As of December 31, 2004, the Company's ownership in the CPA(R) REITs is as follows:

                                 % of outstanding
                     Shares           Shares
                    ---------    ----------------
CPA(R):12           1,242,519               3.91%
CPA(R):14           2,465,236               3.57%
CPA(R):15           2,129,361               1.69%
CPA(R):16-Global       20,000               0.04%

Combined financial information of the affiliated equity investees is summarized as follows:

                                                          December 31,
                                                          ------------
                                                      2004          2003
                                                   ----------    ----------
Assets (primarily real estate)                     $5,189,736    $3,535,954
Liabilities (primarily mortgage notes payable)      2,372,468     1,719,459
                                                   ----------    ----------
Owner's equity                                     $2,817,268    $1,816,495
                                                   ==========    ==========
Company's share of equity investees' net assets    $  110,379    $   82,800
                                                   ==========    ==========

                              W.P. CAREY & CO. LLC

               (In thousands except share and per share amounts)

                                                                  Year Ended December 31,
                                                                  -----------------------
                                                               2004        2003        2002
                                                             --------    --------    --------
Revenue (primarily rental income and interest income from
direct financing leases)                                     $349,023    $263,719    $175,031
Expenses (primarily depreciation and property expenses)      (145,194)   (141,964)    (68,237)
Other interest income                                           7,927       6,204       4,832
Minority interest in income                                   (12,986)     (5,720)     (3,286)
Income from equity investments                                 38,439      30,650      12,354
Interest expense                                             (130,302)    (95,128)    (65,136)
Gain (loss) on sales                                            7,464       9,316         (92)
                                                             --------     -------    --------
    Income from continuing operations                         114,371      67,077      55,466
(Loss) income from discontinued operations                       (483)       (114)      1,753
Gain on sale of real estate                                     2,232           -         333
Impairment charge on real estate                               (5,150)     (1,000)          -
                                                             --------    --------    --------
Net income                                                   $110,970    $ 65,963    $ 57,552
                                                             ========    ========    ========
Company's share of net income (loss) from equity
    investments                                              $  5,308    $  4,008    $   (443)
                                                             ========    ========    ========

Until January 1, 2003, the Company owned interests in the operating partnership ("OP units") of MeriStar Hospitality Corporation ("MeriStar"), a publicly traded real estate investment trust accounted as an equity investment. Effective January 1, 2003, the OP units were converted to shares of MeriStar common stock at which time the Company started accounting for its interest as an available-for-sale security.

For the year ended December 31, 2002, MeriStar reported revenues of $865,693 expenses of $799,278 and a net loss of $161,248. The Company's share of the loss for 2002 was $3,019.

7. Assets Held for Sale and Discontinued Operations:

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), effective for financial statements issued for fiscal years beginning after December 15, 2001, the results of operations, impairments and gain or loss on sales of real estate for properties sold or held for sale are to be reflected in the consolidated statements of operations as "Discontinued Operations" for all periods presented. The provisions of FAS 144 are effective for disposal activities initiated by the Company's commitment to a plan of disposition after the date it is initially applied (January 1, 2002). Properties held for sale as of December 31, 2001 are not included in "Discontinued Operations". The results of operations and the related gain or loss on sale of properties sold in 2002 (see Note 14) that were held for sale as of December 31, 2001 are not included in "Discontinued Operations."

Property sales and impairment charges in 2004, 2003 and 2002 that are included in "Discontinued Operations" are as follows:

2004

In July 2004, the Company sold its Leeds, Alabama and Toledo, Ohio properties for $4,625. The Company previously recognized an impairment charge on properties held for sale of $690 in 2003 to write down the Leeds property to the estimated net sales proceeds from the anticipated sale. The $4,700 impairment charge recorded in 2004 on the Toledo property is described in Note 13. The results of operations from the Leeds and Toledo properties are included in discontinued operations.

In December 2004, the Company entered into an agreement with an auctioneer to sell its Frankenmuth, Michigan property, at auction. In March 2005, the Company sold this property to a third party for $1,700. The Company recognized an impairment charge of $1,000 to write down the property value to the estimated net sales proceeds anticipated from the sale (see Note 13). The property has been classified as held for sale as of December 31, 2004, and the results of its operations have been included in discontinued operations.

During 2004, the Company sold properties in Kenbridge, Virginia; McMinnville, Tennessee; Panama City, Florida and Garland, Texas for $2,256 and recognized net gain on sales of $85.

                              W.P. CAREY & CO. LLC

               (In thousands except share and per share amounts)

2003

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

In connection with the anticipated sale of the Company's McMinnville, Tennessee property the Company recognized an impairment charge on properties held for sale of $550 on the writedown of the property to its anticipated sales price, less estimated costs to sell, for the period ended December 31, 2003. The property was sold in July 2004.

The Company incurred other charges of $690 during 2003 in connection with a property's decline in value and a $290 charge related to the early retirement of a mortgage obligation.

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

Other Information:

The effect of suspending depreciation expense as a result of the classification of certain properties as held for sale was $381, $259 and $116 for the years ended December 31, 2004, 2003 and 2002, respectively.

As of December 31, 2004, the operations of ten properties, which have been sold during 2004 or are held for sale as of December 31, 2004, are included as "Discontinued Operations." Amounts reflected in Discontinued Operations for the years ended December 31, 2004, 2003 and 2002 are as follows:

                                                            Year Ended December 31,
                                                        -------------------------------
                                                          2004       2003        2002
                                                        -------     -------     -------
REVENUES:
   Rental income                                        $ 1,248     $ 3,240     $ 6,070
   Interest income from direct financing leases              42         665       3,705
   Revenues of other business operations                      -       1,694       4,769
   Other income                                           2,767         915       2,250
                                                        -------     -------     -------
                                                          4,057       6,514      16,794
                                                        -------     -------     -------
EXPENSES:
   Depreciation and amortization                            200         751       1,552
   Property expenses                                      1,559       2,634       1,192
   General and administrative                                 -           -          48
   Provision for income taxes - state and local               -          35         117
   Operating expenses of other business operations           35       1,489       4,209
   Impairment charge on real estate                       7,550       2,960       8,901
                                                        -------     -------     -------
                                                          9,344       7,869      16,019
                                                        -------     -------     -------
        (Loss) income before other interest income,
         gains on sale and interest expense              (5,287)     (1,355)        775
   Other interest income                                      -         567          89

                              W.P. CAREY & CO. LLC

                (In thousands except share and per share amounts)

Gains on sale of real estate                          90     1,238      2,694
Interest expense                                       -      (134)    (1,108)
                                                 -------   -------   --------
   (Loss) income from discontinued operations    $(5,197)  $   316   $  2,450
                                                 =======   =======   ========

In March 2005, the Company sold its Denton, Texas property for $2,000 which approximated the property's carrying value. The Property had been classified as held for sale as of December 31, 2004 in the accompanying financial statements.

8. Goodwill and Intangibles:

In connection with its acquisition of properties, the Company has recorded above-market rent, in-place lease and tenant relationship intangibles of $22,321. Included in other liabilities allocated to the purchase cost of the Acquisition is a below-market rent intangible of $2,009. These intangibles are being amortized over periods ranging from 19 months to 27 1/2 years. Amortization of below-market and above-market rent intangibles are recorded as an adjustment to revenue.

Goodwill represents the excess of the purchase price of the net lease real estate management operations over the fair value of net assets acquired. Other intangible assets represent costs allocated to trade names and advisory contracts with the CPA(R) REITs. Effective January 1, 2002, goodwill and indefinite-lived intangible assets are no longer amortized and workforce has been reclassified as goodwill. Intangibles are being amortized over their estimated useful lives, which range from 2 1/2 to 16 1/2 years. The Company performs an annual evaluation of testing for impairment of goodwill. Based on its evaluation, the Company concluded that its goodwill is not impaired.

Goodwill and intangibles are summarized as follows:

                                                                       DECEMBER 31,
                                                                -------------------------
                                                                   2004          2003
                                                                ----------    -----------
Amortized intangibles:
  Management contracts                                          $   59,815    $    59,815
  Less: accumulated amortization                                   (34,089)       (25,262)
                                                                ----------    -----------
                                                                    25,726         34,553
                                                                ----------    -----------
  Lease intangibles
    In-place lease                                                  13,630              -
    Tenant relationship                                              4,863              -
    Above-market rent                                                3,828              -
    Less: accumulated amortization                                  (1,521)             -
                                                                ----------    -----------
                                                                    20,800              -
                                                                ----------    -----------
Unamortized goodwill and indefinite-lived intangibles:
  Trade name                                                         3,975          3,975
  Goodwill                                                          63,607         63,607
                                                                ----------    -----------
                                                                $  114,108    $   102,135
                                                                ==========    ===========
  Below-market rent                                             $   (2,009)   $         -
  Less: accumulated amortization                                        45              -
                                                                ----------    -----------
                                                                $   (1,964)   $         -
                                                                ==========    ===========

Amortization of intangibles was $10,304, $7,277 and $9,194 for the years ended December 31, 2004, 2003 and 2002, respectively. The remaining unamortized management contract for CIP(R) was accelerated to expense as a result of the Merger.

Scheduled net amortization of intangibles for each of the next five years is as follows: $9,648 in 2005, $9,406 in 2006, $7,295 in 2007, $4,211 in 2008 and
$4,184 in 2009.

                              W.P. CAREY & CO. LLC

                (In thousands except share and per share amounts)

9. Disclosures About Fair Value of Financial Instruments:

The Company estimates that the fair value of mortgage notes payable and other notes payable was $294,121 and $210,000 at December 31, 2004 and 2003, respectively. The fair value of fixed rate debt instruments was evaluated using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. The carrying value of the combined debt was $292,698 and $209,193 at December 31, 2004 and 2003, respectively. The fair value of the note payable from the line of credit approximates the carrying value as it is a variable rate obligation with an interest rate that resets to market rates.

Marketable securities had a carrying value of $3,655 and $3,660 as of December 31,2004 and 2003, respectively, and a fair value of $6,940 and $5,479 as of December 31,2004 and 2003, respectively. The Company's other assets and liabilities, including minority interests, had fair values that approximated their carrying values at December 31, 2004 and 2003, respectively.

10. Mortgage Notes Payable and Notes Payable:

Mortgage notes payable, substantially all of which are limited recourse obligations, are collateralized by the assignment of various leases and by real property with a carrying value of approximately $313,689 at December 31, 2004.

The interest rates on the variable rate debt as of December 31, 2004 ranged from 3.5375% to 6.44% and mature from 2007 to 2016. The interest rates on the fixed rate debt as of December 31, 2004 ranged from 6.11% to 10.125%, and mature from 2005 to 2018.

Scheduled principal payments for the mortgage notes and notes payable during each of the next five years following December 31, 2004 and thereafter are as follows:

  Year Ending December 31,       Total Debt     Fixed Rate Debt     Variable Rate Debt
----------------------------     ----------     ---------------     ------------------
     2005                        $   14,355     $        11,885     $            2,470
     2006                            23,926              21,159                  2,767
     2007                           128,587              23,526                105,061(a)
     2008                            11,507               8,128                  3,379
     2009                            38,622              35,045                  3,577
     Thereafter through 2018         75,701              36,659                 39,042
                                 ----------     ---------------     ------------------
        Total                    $  292,698     $       136,402     $          156,296
                                 ==========     ===============     ==================

(a) Includes maturity of credit facility in May 2007.

On May 27, 2004, the Company entered into a credit facility for a $175,000 line of credit with J.P. Morgan Chase Bank and eight other banks. A prior line of credit of $185,000 matured in March 2004 and was extended on a short-term basis. The line of credit, which matures in May 2007, provides the Company a one-time right to increase the amount available under the line of credit up to $225,000.

Advances from the line of credit bear interest at an annual rate indexed to either (i) the one, two, three or six-month London Inter-Bank Offered Rate, as defined, plus a spread which ranges from 0.6% to 1.45% depending on leverage or corporate credit rating or (ii) the greater of the bank's Prime Rate and a rate indexed to the Federal Funds Effective Rate. Advances are prepayable at any time. The revolving credit agreement has financial covenants that require, among other things, the Company to (i) maintain minimum equity value of $550,000 plus 85% of amounts received by the Company as proceeds from the issuance of equity interests and (ii) meet or exceed certain operating and coverage ratios. The Company is in compliance with these covenants. As of December 31, 2004, the Company had $102,000 drawn from the credit facility.

At December 31, 2004 the average interest rate on advances on the line of credit was 3.5375%. At December 31, 2003 the average interest rate on advances on the prior line of credit was 2.34%. In addition, the Company pays a fee (a) ranging between 0.15% and 0.20% per annum of the unused portion of the credit facility, depending on the Company's leverage, if no minimum credit rating for the Company is in effect or (b) equal to .15% of the total commitment amount, if the Company has obtained a certain minimum credit rating.

                              W.P. CAREY & CO. LLC

                (In thousands except share and per share amounts)

11. Dividends Payable:

The Company declared a quarterly dividend of $.442 per share on December 13, 2004 payable on January 15, 2005 to shareholders of record as of December 31, 2004.

12. Commitments and Contingencies:

As of December 31, 2004, the Company was not involved in any material litigation.

In March 2004, following a broker-dealer examination of Carey Financial Corporation ("Carey Financial"), the Company's wholly-owned broker-dealer subsidiary, by the staff of the SEC, Carey Financial received a letter from the staff of the SEC alleging certain infractions by Carey Financial of the Securities Act of 1933, the Securities Exchange Act of 1934, the rules and regulations thereunder and those of the National Association of Securities Dealers, Inc. ("NASD").

The staff alleged that in connection with a public offering of shares of CPA(R):15, Carey Financial and its retail distributors sold certain securities without an effective registration statement. Specifically, the staff alleged that the delivery of investor funds into escrow after completion of the first phase of the offering (the "Phase I Offering"), completed in the fourth quarter of 2002 but before a registration statement with respect to the second phase of the offering (the "Phase II Offering") became effective in the first quarter of 2003, constituted sales of securities in violation of Section 5 of the Securities Act of 1933. In addition, in the March 2004 letter the staff raised issues about whether actions taken in connection with the Phase II offering were adequately disclosed to investors in the Phase I Offering. In the event the Commission pursues these allegations, or if affected CPA(R):15 investors bring a similar private action, CPA(R):15 might be required to offer the affected investors the opportunity to receive a return of their investment. It cannot be determined at this time if, as a consequence of investor funds being returned by CPA(R):15, Carey Financial would be required to return to CPA(R):15 the commissions paid by CPA(R):15 on purchases actually rescinded. Further, as part of any action against the Company, the SEC could seek disgorgement of any such commissions or different or additional penalties or relief, including without limitation, injunctive relief and/or civil monetary penalties, irrespective of the outcome of any rescission offer. The Company cannot predict the potential effect such a rescission offer or SEC action may ultimately have on the operations of Carey Financial or the Company. There can be no assurance that the effect, if any, would not be material.

The staff also alleged in the March 2004 letter that the prospectus delivered with respect to the Phase I Offering contained material misrepresentations and omissions in violation of Section 17 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder in that the prospectus failed to disclose that (i) the proceeds of the Phase I Offering would be used to advance commissions and expenses payable with respect to the Phase II Offering, and (ii) the payment of dividends to Phase II shareholders whose funds had been held in escrow pending effectiveness of the registration statement resulted in significantly higher annualized rates of return than were being earned by Phase I shareholders. Carey Financial has reimbursed CPA(R):15 for the interest cost of advancing the commissions that were later recovered by CPA(R):15 from the Phase II Offering proceeds.

In June 2004, the Division of Enforcement of the SEC (" Enforcement Staff") commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 in connection with the public offerings of shares of CPA(R):15 during 2002 and 2003. In December 2004, the scope of the Enforcement Staff's inquiries broadened to include broker-dealer compensation arrangements in connection with CPA(R):15 and other REITs managed by the Company, as well as the disclosure of such arrangements. At that time the Company and Carey Financial received a subpoena from the Enforcement Staff seeking documents relating to payments by the Company, Carey Financial, and REITs managed by the Company to (or requests for payment received from) any broker-dealer, excluding selling commissions and selected dealer fees. The Company and Carey Financial subsequently received additional subpoenas and requests for information from the Enforcement Staff seeking, among other things, information relating to any revenue sharing agreements or payments (defined to include any payment to a broker-dealer, excluding selling commissions and selected dealer fees) made by the Company, Carey Financial or any Company-managed REIT in connection with the distribution of Company-managed REITs or the retention or maintenance of REIT assets. Other information sought by the SEC includes information concerning the accounting treatment and disclosure of any such payments, communications with third parties (including other REIT issuers) concerning revenue sharing, and documents concerning the calculation of underwriting compensation in connection with the REIT offerings under applicable NASD rules.

                              W.P. CAREY & CO. LLC

                (In thousands except share and per share amounts)

In response to the Enforcement Staff's subpoenas and requests, the Company and Carey Financial have produced documents relating to payments made to certain broker-dealers both during and after the offering process, for certain of the REITs managed by the Company (including Corporate Property Associates 10 Incorporated, CIP(R), CPA(R):12, CPA(R):14, and CPA(R):15), in addition to selling commissions and selected dealer fees. The expenses associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by the REITs. The Company is continuing to gather information relating to these types of payments made to broker-dealers and supply it to the SEC.

The Company and Carey Financial are cooperating fully with this investigation and are in the process of providing information to the Enforcement Staff in response to the subpoenas and requests. Although no regulatory action has been initiated against the Company or Carey Financial in connection with the matters being investigated, it is possible that the SEC may pursue an action against either of them in the future. The potential timing of any such action and the nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could have a material adverse effect on the Company.

13. Impairment Charges and Loan Losses:

The Company incurred impairment charges of $22,098, $4,440 and $29,411 for the years ended December 31, 2004, 2003 and 2002, respectively, of which $7,550, $2,960 and $8,901 are included in Discontinued Operations for each respective year.

2004

In connection with the Company's annual review of the estimated residual values on its properties classified as net investments in direct financing leases, the Company determined that an other than temporary decline in estimated residual value had occurred at several properties due to market conditions, and the accounting for the direct financing leases was revised using the changed estimates. The resulting changes in estimates resulted in the recognition of impairment charges of $5,248 in 2004.

The Company owns a property that is leased to Livho, Inc. ("Livho"), which operates the property as a Holiday Inn hotel in Livonia, Michigan. The Company has provided Livho with significant financial support over the past several years in order to support the hotel's operations. The Livonia hotel's financial performance has continued to perform below projections even after certain additional investments in the property were placed in service. The Company performed an impairment valuation of the Livonia property and has determined that the value of the Livonia property has undergone an other than temporary decline in value, and accordingly, has recognized an impairment charge of $7,500 for 2004.

In February 2003, the Company sold its property in Winona, Minnesota to the lessee, Peerless Chain Company ("Peerless") for $8,550, consisting of cash of $6,300 and notes receivable with a fair value of $2,250, and recognized a gain on sale of $46. The Company also received a note receivable from Peerless of approximately $1,700 for unpaid rents which was previously included in the allowance for uncollected rents. The Company previously recognized an impairment charge of $4,000, in 2002, on the Peerless property, which was classified as held for sale in 2002. During 2004, installment payments due under the notes were not paid, however, the Company received a $1,000 settlement payment from the former lessee and has determined that the remaining amounts will not be recovered. The remaining balance on the notes of $1,250 has been written off as a loan loss.

As a result of entering into a commitment to sell a property in Toledo, Ohio in June 2004, recognized an impairment charge on properties held for sale of $4,700, which is included in discontinued operations. The charge was based on the property's sales price, less estimated costs to sell. The property was sold in July 2004 for $4,175 and a gain on sale of $6 was recognized.

The Company recognized impairment charges on other properties classified as held for sale as of December 31, 2004, or sold during 2004, of $2,850, which are included in discontinued operations, and an impairment charge of $550 on real estate held for use.

                              W.P. CAREY & CO. LLC

                (In thousands except share and per share amounts)

2003

In addition to impairment charges totaling $1,208 related to the Company's annual review of the estimated residual values on its properties classified as net investments in direct financing leases, the Company recognized an impairment charge of $272 on its assessment of the recoverability of debentures received in connection with a bankruptcy settlement with a former lessee.

The company recognized impairment charges on other properties held for sale as of December 31, 2003, or sold during 2003, of $2,960, which are included in discontinued operations. The impairments are discussed further in Note 7.

2002

The Company recorded impairment charges totaling $14,880 related to its annual review of the estimated residual values on its properties classified as net investments in direct financing leases.

Prior to the Company converting its 708,269 units of the operating partnership ("OP units") of MeriStar Hospitality Corporation ("MeriStar"), a publicly traded real estate investment trust which primarily owns hotels, to 708,269 shares of common stock in 2003, the Company accounted for its investment as an available for sale marketable security. Because of a continued and prolonged weakness in the hospitality industry, and a substantial decrease in MeriStar's earnings, the Company concluded that the underlying value of its investment in the OP Units had undergone an other than temporary decline. Accordingly, the Company wrote down its equity investment in MeriStar by $4,596 in 2002, to reflect the investment at its estimated fair value.

The Company recognized impairment charges of $4,900 on other properties, which were sold in either 2002 or 2003 or held for sale as of December 31, 2002.

14. Sales of Real Estate:

The results of operations and the related gain or loss on properties, which were not held for sale as of December 31, 2001 and sold in 2004, 2003 and 2002, are included in "Discontinued Operations." (see Note 7)

2003

In December 2003, the Company sold a property in Oxnard, California for $7,500, and recognized a gain of $414. The Company placed proceeds of the sale in an escrow account with the intention of entering into a Section 1031 noncash exchange which, under the Internal Revenue Code, would allow the Company to acquire like-kind property, and defer a taxable gain until the new property is sold, upon satisfaction of certain conditions. During 2004, $7,185 was released from the escrow account, when an exchange was not completed.

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

Due to the Company's continuing involvement with the development management agreement of the property, the recognition of gain on sale and the subsequent development management fee income on the build-to-suit project are being recognized using a blended profit margin under the percentage of completion method of accounting. The build-to-suit development agreement provides for fees of up to $4,700 and an early completion incentive fee of $2,000 if the

                              W.P. CAREY & CO. LLC

               (In thousands except share and per share amounts)

project is completed before September 1, 2004. Incentive fees, which are contingent, are not included in the percentage of completion calculation. In addition, approximately $2,000 of the gain on sale has been deferred and will be recognized only when the Company is released from its $2,000 guarantee commitment. The Company and the School District are currently preparing for an arbitration proceeding relating to certain disagreements regarding the costs of the project and whether the Company is entitled to reimbursement for incurring these costs. The recognition of income on the project is being recognized using a blended profit margin under the percentage of completion method of accounting. Due to its disputes with the District and a change in estimate of profit on the development project, the Company has recognized a loss in development income of $1,303 and income of $1,298, for the years ended December 31, 2004 and 2003, respectively.

During 2002, the Company also sold properties in Fredericksburg, Virginia; Urbana, Illinois; Maumelle, Arkansas; Burnsville, Minnesota; and Casa Grande for an aggregate of $10,238 and recognized a net gain on sales of $1,151.

15. Stock Options, Restricted Stock and Warrants:

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

The Incentive Plan provides for the grant of (i) share options which may or may not qualify as incentive stock options, (ii) performance shares, (iii) dividend equivalent rights and (iv) restricted shares. Share options have been granted as follows: 513,171 in 2004 at exercise prices ranging from $22.59 to $35.16, 122,000 in 2003 at exercise prices ranging from $25.01 to $31.79 per share and 877,337 in 2002 at exercise prices ranging from $22.73 to $24.01 per share. The options granted under the Incentive Plan have a 10-year term and vest over periods ranging from three to ten years from the date of grant. The vesting of grants is accelerated upon a change in control of the Company and under certain other conditions.

The Directors' Plan provides for similar terms as the Incentive Plan. Options granted under the Directors' Plan have a 10-year term and vest over three years from the date of grant. During 2004, 12,000 share options were granted at exercise prices ranging from $24.50 to $30.25 per share. No share options were granted in 2003 and 2002.

Share option and warrant activity for the Company's Incentive Plan and Directors' Plan is as follows:

                                                                    Year Ended December 31,
                                                                   ---------------------------
                                                2004                          2003                           2002
                                     ---------------------------   ---------------------------   ----------------------------
                                                    Weighted                      Weighted                       Weighted
                                                    Average                        Average                        Average
                                      Shares      Exercise Price    Shares      Exercise Price     Shares      Exercise Price
                                     ---------    --------------   ---------    --------------   ----------    --------------
Outstanding at beginning of year     4,812,902       $  20.95      4,979,862       $  20.26       4,320,815       $  19.88
   Granted                             525,171       $  29.68        122,000       $  26.24         877,337       $  23.03
   Exercised                          (146,121)      $  21.09       (251,113)      $  14.29        (192,617)      $  12.69
   Forfeited                           (26,335)      $  24.18        (37,847)      $  19.14         (25,673)      $  19.17
                                     ---------                     ---------                     ----------
Outstanding at end of year           5,165,617       $  22.05      4,812,902       $  21.20       4,979,862       $  20.26
                                     =========                     =========                     ==========
Options exercisable at end of year   4,287,999       $  20.97      4,108,073       $  20.95       3,611,115       $  20.31
                                     =========                     =========                     ==========

                              W.P. CAREY & CO. LLC

                (In thousands except share and per share amounts)

Stock options outstanding for the Company's Incentive Plan and Directors' Plan as of December 31, 2004 are as follows:

                                      Options Outstanding
                                      -------------------                          Options Exercisable
                                           Weighted                                -------------------
                        Options             Average          Weighted           Options           Weighted
    Range of         Outstanding at        Remaining          Average        Exercisable at        Average
 Exercise Prices    December 31, 2004   Contractual Life   Exercise Price   December 31, 2004   Exercise Price
-----------------   -----------------   ----------------   --------------   -----------------   --------------
$  7.69                   39,946               5.50           $   7.69             39,946          $   7.69
$ 16.25 to $35.16      5,125,671               5.40           $  22.16          4,248,053          $  21.09
                       ---------                                                ---------
                       5,165,617               5.41           $  22.05          4,287,999          $  20.97
                       =========                                                =========

At December 31, 2003 and 2002, the range of exercise prices and weighted-average remaining contractual life of outstanding share options and warrants was $7.69 to $31.79 and 6.03 years, and $7.69 to $24.01 and 6.9 years, respectively.

On June 30, 2003, WPCI granted an incentive award to certain officers of WPCI consisting of 1,500,000 restricted shares, representing an approximate 13% interest in WPCI, and 1,500,000 options for WPCI common stock with a combined fair value of $2,485 at that date. Both the options and restricted stock were issued in 2003 and are vesting ratably over five years. The options are exercisable at $1 per share for a period of ten years from the initial vesting date. The vested restricted stock and stock received upon the exercise of options of WPCI by minority interest holders may be redeemed commencing in 2012 or thereafter solely in exchange for shares of the Company. Any redemption will be subject to a third party valuation of WPCI. The fair value of the awards has been recorded as minority interest and included in other liabilities in the accompanying consolidated financial statements. The awards were also initially recorded in unearned compensation as a component of shareholders' equity. The awards are being accounted for as a variable plan in accordance with APB No. 25 because the number of Company shares to be issued upon a redemption will not be known until a redemption occurs. Subsequent changes in the fair value of the minority interest subsequent to the grant date are included in the determination of net income based on the vesting period and valued quarterly. As a result of an increase in fair value, $2,155 was incurred as compensation expense for the year ended December 31, 2004. The combined estimated fair value of the options and restricted stock as of December 31, 2004 and 2003 is $5,691 and $1,615, respectively. The unearned compensation is being amortized over the vesting periods and $1,094 and $577 and has been amortized into compensation expense for the years ended December 31, 2004 and 2003, respectively.

The per share fair value of the 1,500,000 share options granted by WPCI during 2003 was estimated to be $1.593 using a Black-Scholes option pricing formula. The more significant assumptions underlying the determination of the average fair value included a risk-free interest rate of 4.42% and an expected life of 11 years.

16. Employee Incentive and Benefit Plans Compensation:

During 2003, the Company adopted a non-qualified deferred compensation plan under which a portion of any participating officer's cash compensation in excess of designated amounts will be deferred and the officer will be awarded a Partnership Equity Plan Unit ("PEP Unit"). The value of each PEP Unit is intended to correspond to the value of a share of the CPA(R) REIT designated at the time of such award. Redemption will occur at the earlier of a liquidity event of the underlying CPA(R) REIT or twelve years from the date of award. The award is fully vested upon grant, and the Company may terminate the plan at any time. The value of each PEP Unit will be adjusted to reflect the underlying appraised value of the CPA(R) REIT. Additionally, each PEP Unit will be entitled to a distribution equal to the distribution rate of the CPA(R) REIT. All issuances of PEP Units, changes in the fair value of PEP Units and distributions paid are included in compensation expense of the Company. Compensation expense under this plan for the years ended December 31, 2004 and 2003 was $2,826 and $2,028, respectively.

The Company sponsors a qualified profit-sharing plan and trust covering substantially all of its full-time employees who have attained age twenty-one, worked a minimum of 1,000 hours and completed one year of service. The Company is under no obligation to contribute to the plan and the amount of any contribution is determined by and at the discretion of the Board of Directors. The Board of Directors can authorize contributions to a maximum of 15% of an eligible participant's compensation, limited to $31 annually per participant. For the years ended December 31, 2004, 2003 and

                              W.P. CAREY & CO. LLC

               (In thousands except share and per share amounts)

2002, amounts expensed by the Company for contributions to the trust were $1,988, $1,926 and $1,677, respectively. Annual contributions represent an amount equivalent to 15% of each eligible participant's compensation for that period.

17. Income Taxes:

The components of the Company's provision for income taxes for the years ended December 31, 2004, 2003 and 2002 are as follows:

                                2004            2003            2002
                             ----------      ----------      ----------
Federal:
     Current                 $   26,330      $    5,694      $    2,436
     Deferred                     7,497           5,749           8,756
                             ----------      ----------      ----------
                                 33,827          11,443          11,192
                             ----------      ----------      ----------
State, local and foreign:
     Current                     15,827           3,944           2,492
     Deferred                     3,320           3,729           4,399
                             ----------      ----------      ----------
                                 19,147           7,673           6,891
                             ----------      ----------      ----------
         Total provision     $   52,974      $   19,116      $   18,083
                             ==========      ==========      ==========

Deferred income taxes as of December 31, 2004 and 2003 consist of the following:

                                            2004            2003
                                         ----------      ----------
Deferred tax assets:
      Unearned and deferred
        compensation                     $    3,436      $    2,063
      Other liabilities                           -           1,121
                                         ----------      ----------
                                              3,436           3,184
                                         ----------      ----------
 Deferred tax liabilities:
      Receivables from affiliates            22,939          19,067
      Investments                            18,974          12,894
      Other                                   1,872             755
                                         ----------      ----------
                                             43,785          32,716
                                         ----------      ----------
          Net deferred tax liability     $   40,349      $   29,532
                                         ==========      ==========

The difference between the tax provision and the tax benefit recorded at the statutory rate at December 31, 2004, 2003 and 2002 is as follows:

                                                     2004           2003            2002
                                                  ----------     ----------      ----------
Pre-tax income from taxable subsidiaries          $   98,707     $   41,820      $   35,296

Federal provision at statutory tax rate (35%)         34,547         14,219          12,001
State and local taxes, net of federal benefit         11,695          3,950           3,617
Amortization of intangible assets                      2,210          1,625           1,886
Other                                                  3,215         (2,225)           (517)
                                                  ----------     ----------      ----------
Tax provision - taxable subsidiaries                  51,667         17,569          16,987
Other state, local and foreign taxes                   1,307          1,547           1,096
                                                  ----------     ----------      ----------
Total tax provision                               $   52,974     $   19,116      $   18,083
                                                  ==========     ==========      ==========

                              W. P. CAREY & CO. LLC

                (In thousands except share and per share amounts)

18. Segment Reporting:

The Company evaluates its results from operations by major business segment as follows:

REAL ESTATE OPERATIONS. This business segment includes the operations of properties under operating lease, properties under direct financing leases, real estate under construction and development, assets held for sale and equity investments in ventures accounted for under the equity method which are engaged in these activities. Because of the Company's and its subsidiaries legal structure, these operations are not generally subject to federal income taxes however, they may be subject to certain state, local and foreign taxes.

MANAGEMENT SERVICES OPERATIONS. This business segment includes management operations on a fee for services basis predominately from the CPA(R) REITs pursuant to the Advisory Agreements and to a lesser extent from third parties. This business line also includes interest on deferred fees and earnings from unconsolidated investments in the CPA(R) REITs accounted for under the equity method which were received in-lieu of cash for certain fees. These operations are performed in corporate subsidiaries and are subject to federal, state, local and foreign taxes as applicable. The Company's financial statements are prepared on a consolidated basis including these taxable operations and include a provision for current and deferred taxes on these operations.

A summary of comparative results of these business segments is as follows:

Year Ended:                                   Management        Real Estate         Other (1)       Total Company
                                              ----------        -----------         ---------       -------------
Revenues:
     2004                                      $ 148,457          $  73,592           $ 5,725         $    227,774
     2003                                         88,060             68,080             3,098              159,238
     2002                                         84,255             65,335             2,814              152,404

Operating expenses:
     2004                                      $ (56,790)         $ (27,101)         $(15,181)        $    (99,072)
     2003                                        (48,925)           (18,701)           (1,209)             (68,835)
     2002                                        (48,708)           (37,460)           (1,854)             (88,022)

Interest expense:
     2004                                      $     (35)         $ (14,803)          $     -         $    (14,838)
     2003                                              -            (14,982)                -              (14,982)
     2002                                              -            (15,893)                -              (15,893)

Other, net (2):
     2004                                      $   3,490          $   4,668           $     -         $      8,158
     2003                                          2,980              3,277                 -                6,257
     2002                                          1,550             12,182                 -               13,732

Provision for income taxes:
     2004                                      $ (51,537)         $  (1,437)          $     -         $    (52,974)
     2003                                        (17,715)            (1,401)                -              (19,116)
     2002                                        (16,587)            (1,496)                -              (18,083)

Income (loss) from continuing operations:
     2004                                      $  43,585          $  34,919           $(9,456)        $     69,048
     2003                                         24,400             36,273             1,889               62,562
     2002                                         20,510             22,668               960               44,138

Total assets as of:
     December 31, 2004                         $ 237,889          $ 766,184           $ 9,466         $  1,013,539
     December 31, 2003                           200,674            688,848            16,983              906,505

Total long-lived assets as of:
     December 31, 2004                         $  83,018          $ 740,895           $ 9,140         $    833,053
     December 31, 2003                            75,433            629,767            16,147              721,347

                              W. P. CAREY & CO. LLC

                (In thousands except share and per share amounts)

(1) Primarily consists of the Company's other business operations, which includes its hotel operations and the School District build-to-suit development project. The results of operations for the period ended December 31, 2004 include a loss in development income related to the build-to-suit project of $1,303.
(2) Includes interest income, minority interest, income from equity investments and gains and losses on sales and foreign currency transactions.

For 2004, geographic information for the real estate operations segment is as follows:

                                     Domestic   International (1)  Total Real Estate
                                     --------   -----------------  -----------------
Revenues                             $ 65,910      $   7,682           $  73,592
Operating expenses                    (24,117)        (2,984)            (27,101)
Interest expense                      (11,458)        (3,345)            (14,803)
Other, net (2)                          2,545          2,123               4,668
Provision for income taxes               (806)          (631)             (1,437)
Income from continuing operations      32,076          2,843              34,919

Total assets                          696,378         69,806             766,184
Total long-lived assets               676,192         64,703             740,895

For 2003, geographic information for the real estate operations segment is as follows:

                                     Domestic   International (1)  Total Real Estate
                                     --------   -----------------  -----------------
Revenues                             $ 61,678      $   6,402           $  68,080
Operating expenses                    (16,108)        (2,593)            (18,701)
Interest expense                      (11,569)        (3,413)            (14,982)
Other, net (2)                          2,608            669               3,277
Provision for income taxes               (893)          (508)             (1,401)
Income from continuing operations      35,716            557              36,273

Total assets                          619,367         69,481             688,848
Total long-lived assets               568,407         61,360             629,767

For 2002, geographic information for the real estate operations segment is as follows:

                                     Domestic   International (1)  Total Real Estate
                                     --------   ----------------   -----------------
Revenues                             $ 60,037      $   5,298           $  65,335
Operating expenses                    (35,625)        (1,835)            (37,460)
Interest expense                      (12,880)        (3,013)            (15,893)
Other, net (2)                         11,335            847              12,182
Provision for income taxes             (1,066)          (430)             (1,496)
Income from continuing operations      21,801            867              22,668

    (1) The company's international operations consist of investments in France.

    (2) Includes interest income, minority interest, income from equity investments and gains and losses on sales and foreign currency transactions.

                              W. P. CAREY & CO. LLC

                (In thousands except share and per share amounts)

19. Selected Quarterly Financial Data (unaudited):

                                                                         Three Months Ended
                                                                -----------------------------------
                                             March 31, 2004     June 30, 2004    September 30, 2004      December 31, 2004
                                             --------------     -------------    ------------------      -----------------
Revenues (2)                                    $ 36,973          $  53,359           $  99,179             $    38,263
Expenses (2)                                      20,878             22,555              30,689                  24,950
Net income                                        11,092             15,480              35,154                   2,125
Earnings per share -
   Basic                                             .30                .41                 .94                     .06
   Diluted                                           .29                .40                 .90                     .05
Dividends declared per share                       .4360              .4380               .4400                   .4420

                                                                         Three Months Ended
                                                                -----------------------------------
                                             March 31, 2003     June 30, 2003    September 30, 2003      December 31, 2003
                                             --------------     -------------    ------------------      -----------------
Revenues (1)(2)                                 $ 44,869          $  34,944           $  43,055             $    36,370
Expenses (1)(2)                                   18,962             16,065              17,848                  15,960
Net income                                        17,273             12,974              14,047                  18,584
Earnings per share -
   Basic                                             .48                .35                 .38                     .51
   Diluted                                           .46                .34                 .37                     .48
Dividends declared per share                       .4320              .4330               .4340                   .4350

(1) 2003 amounts have been reclassified to conform to the current year presentation of excluding interest income and interest expense from the revenues and expenses line items above, respectively.

(2) Certain amounts from previous quarters have been reclassified to discontinued operations (see Note 7).

MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Listed Shares are listed on the New York Stock Exchange. As of December 31, 2004 there were 29,645 holders of record of the Shares of the Company.

Dividend Policy

Quarterly cash dividends are usually declared in December, March, June and September and paid in January, April, July and October. Quarterly cash dividends declared per share in 2004 and 2003 are as follows:

           Cash Dividends Declared Per Share

                     2004         2003
                   --------     ---------
First quarter      $  .4360     $   .4320
Second quarter        .4380         .4330
Third quarter         .4400         .4340
Fourth quarter        .4420         .4350
                   --------     ---------
Total:             $ 1.7560     $  1.7340
                   ========     =========

Listed Shares

The high, low and closing prices on the New York Stock Exchange for a Listed Share for each fiscal quarter of 2003 and 2004 were as follows (in dollars):

    2003            High      Low        Close
--------------     ------    ------      ------
First Quarter      $25.35    $24.15      $25.00
Second Quarter      30.50     24.81       29.94
Third Quarter       33.70     27.13       31.75
Fourth Quarter      33.14     29.10       30.52

     2004           High      Low        Close
--------------     ------    ------      ------
First Quarter      $30.99    $29.01      $30.95
Second Quarter      30.99     25.22       29.78
Third Quarter       31.00     29.00       29.86
Fourth Quarter      35.98     29.76       35.16

In accordance with the rules of the New York Stock Exchange ("NYSE"), each of William P. Carey and Gordon F. DuGan, our Co-Chief Executive Officers, have certified, without qualification, that he is not aware of any violation by the Company of the NYSE's corporate governance listing standards. Further, Messrs. Carey and DuGan have filed with the SEC, as Exhibit 31.1 to the Company's most recently filed Form 10-K, the Sarbanes-Oxley Act Section 302 certification regarding the quality of the Company's public disclosure.

REPORT ON FORM 10-K

The Company will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K ("10-K") for the year ended December 31, 2004 as filed with the Securities and Exchange Commission ("SEC"). The 10-K may also be obtained through the SEC's EDGAR database at www.sec.gov.