Form 10-K/A
period 2004-12-31
CAREY W P & CO LLC
filed 2005-05-17
CIK 1025378

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   ----------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR  THE TRANSITION PERIOD FROM ______________ TO ______________.

                        COMMISSION FILE NUMBER: 001-13779

                                   ----------

                             W. P. CAREY & CO. LLC
                        (FORMERLY CAREY DIVERSIFIED LLC)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                 13-3912578
        (STATE OF INCORPORATION)            (I.R.S. EMPLOYER IDENTIFICATION NO.)

         50 ROCKEFELLER PLAZA
          NEW YORK, NEW YORK                                10020
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                  (ZIP CODE)

                         REGISTRANT'S TELEPHONE NUMBERS:

                        INVESTOR RELATIONS (212) 492-8920
                                 (212) 492-1100

                                   ----------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT
                           LISTED SHARES, NO PAR VALUE

        SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT: NONE

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this report, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes|X| No[ ]

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

                                EXPLANATORY NOTE

As previously disclosed in the Company's Form 8-K dated May 10, 2005, in the course of determining the Company's deferred tax provision for the first quarter of 2005 in connection with preparing the Company's financial statements for that quarter, the Company discovered that, as a result of a clerical error that was not detected during the year-end review process, the amount of deferred taxes of a subsidiary of the Company engaged in the development of a single property had been incorrectly entered in a calculation of the Company's consolidated estimated deferred taxes for the quarter and the year ended December 31, 2004. The error resulted in an overstatement of the Company's provision for income taxes of $1,990,000 and an understatement of income from continuing operations and net income for the quarterly and annual periods ended December 31, 2004. Additionally, this resulted in an overstatement of deferred taxes payable and an understatement of members' equity at December 31, 2004. No other periods were affected by this error. The Company has restated its 2004 financial statements to correct its calculation of deferred taxes.

This Amendment No. 1 on Form 10-K/A ("Form 10-K/A") to our Annual Report on Form 10-K for the year ended December 31, 2004, initially filed with the Securities and Exchange Commission (the "SEC") on March 15, 2005 (the "Original Filing"), is being filed to reflect restatements made to correct the error described above of (i) the consolidated balance sheet at December 31, 2004 and (ii) the consolidated statements of income, partners' capital, and cash flows, for the year ended December 31, 2004, and the notes related thereto (the "Restatement"). For a more detailed description of the Restatement, see Note 2 to the accompanying audited consolidated financial statements and the section entitled "Restatement" in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K/A.

Additionally, the Company's management has determined that the Company had a material weakness in internal control over financial reporting as of December 31, 2004 relating solely to the lack of effective controls over the calculation and review of the Company's estimated deferred taxes. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The existence of a material weakness as of December 31, 2004 precludes management from concluding that the Company's internal control over financial reporting was effective as of year-end. As a result, management has restated its Report on Internal Control Over Financial Reporting to reflect the existence of such material weakness. PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, has issued an adverse opinion on internal control over financial reporting in this Form 10-K/A.

This Form 10-K/A sets forth the Original Filing in its entirety, except for Exhibits 10.5, 10.6, 10.7, 10.8, and 21.1, which are incorporated by reference. However, this Form 10-K/A only amends and restates Items 6, 7, 8 and 9A of Part II and Item 15(a) of Part IV of the Original Filing, in each case as a result of, and solely to reflect, the Restatement. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. Item 7 has also been updated to show the segregation of lease revenues separately for those properties that are consolidated and those properties in which the Company has a minority interest. This update to Item 7 is unrelated to the Company's Restatement or assessment of internal control. In addition, pursuant to the rules of the SEC, Item 15(a) of Part IV of the Original Filing has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of the independent registered public accounting firm and the certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 23.1, 31.1, 31.2,
32.1 and 32.2, respectively.

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events will be addressed in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 which the Company is filing simultaneously with this report.

We have not amended any Quarterly Reports on Form 10-Q as no quarterly periods other than the quarterly period ended December 31, 2004 were affected by the misstatement of deferred taxes.

We have begun to implement changes in our procedures intended to improve both the preparation and review of the calculation of estimated deferred taxes as described in Item 9A.

                              W. P. CAREY & CO. LLC

                                     PART I

This Annual Report on Form 10-K/A contains certain forward-looking statements relating to W. P. Carey & Co. LLC. As used in this Annual Report on Form 10-K/A, the terms "the Company," "we," "us" and "our" include W. P. Carey & Co. LLC, its consolidated subsidiaries and predecessors, unless other indicated. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "expect," "estimate," "intend," "could," "should," "would," "may," "seeks," "plans" or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include but are not limited to, those described below in "Factors Affecting Future Operating Results." Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved.

(In thousands except share and per share amounts)

ITEM 1. BUSINESS.

(a) GENERAL DEVELOPMENT OF BUSINESS

Overview

We are a real estate investment, management and advisory company that invests in commercial properties leased to companies domestically and internationally, and earns fees as the advisor to affiliated real estate investment trusts ("CPA(R) REITs") that each make similar investments. We own and manage commercial and industrial properties located in 34 states and Europe, net leased to more than 107 tenants. As of December 31, 2004, our portfolio consisted of 168 properties in the United States and 15 properties in Europe and totaled more than 19.4 million square feet. In addition, we manage over 765 net leased properties on behalf of the CPA(R) REITs: Corporate Property Associates 12 Incorporated ("CPA(R):12"), Corporate Property Associates 14 Incorporated ("CPA(R):14"), Corporate Property Associates 15 Incorporated ("CPA(R):15"), Corporate Property Associates 16 - Global Incorporated ("CPA(R):16 - Global") and Carey Institutional Properties Incorporated ("CIP(R)") until its merger into CPA(R):15 during 2004 (see "Significant Developments during 2004" below). We also hold ownership interests in the CPA(R) REITs (see Note 7 of the accompanying financial statements).

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

We were formed as a limited liability company under the laws of Delaware on July 15, 1996. Since January 1, 1998, we have been consolidated with nine Corporate Property Associates limited partnerships and their successors and are the General Partner (indirectly, through our wholly-owned subsidiary Carey Asset Management Corp.) and owner of all of the limited partnership interests in each partnership. Our shares began trading on the New York Stock Exchange on January 21, 1998. As a limited liability company, we are not subject to federal income taxation as long as we satisfy certain requirements relating to our operations and pass through such tax liability to our shareholders; however, certain subsidiaries of our management services operations are subject to federal, state and local income taxes and certain subsidiaries may be subject to foreign taxes.

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

CPA(R):16 - GLOBAL BEST EFFORTS OFFERING. Throughout 2004, we continued the CPA(R):16 - Global "best efforts" public offering of up to $1,100,000, which commenced in December 2003, in which we served as the advisor to CPA(R):16 - Global. During 2004, CPA(R):16 - Global raised $511,333 pursuant to its "best efforts" public offering. Further sales of shares in the CPA(R):16 - Global offering were temporarily discontinued on December 31, 2004 for an unspecified time period in order to bring into balance the rate of fundraising and the rate of investment, as CPA(R):16 - Global believed that it was prudent to cease taking in additional money until CPA(R):16 - Global has made additional real estate acquisitions. CPA(R):16 - Global subsequently withdrew its offering. Currently, we anticipate that CPA(R):16 - Global may recommence sales of its securities during the second quarter of 2005 pursuant to the second offering described below; however, the decision as to whether and when to recommence sales of interests in CPA(R):16 - Global is not dependent on achievement of any fixed amount of additional acquisitions and could be affected by other factors which may affect the marketing of such interests.

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

                                                        2004
                                                     IMPAIRMENT
                     PROPERTY                          CHARGES                             REASON
                     --------                        ----------                            ------
Livonia, Michigan                                      $ 7,500    Evaluation determined that property value has declined
Memphis, Tennessee                                       2,337    Decline in unguaranteed residual value of property
Winona, Minnesota                                        1,250    Loan loss related to sale of property
                                                                  Decline in unguaranteed residual value of properties or
Various properties                                       2,911    decline in asset value
Bay Minette, Alabama                                       550    Evaluation determined that property value has declined
                                                       -------
   Impairment charges from continuing operations       $14,548
                                                       =======
Toledo, Ohio                                           $ 4,700    Property sold for less than carrying value
Frankenmuth, Michigan                                    1,000    Property to be sold for less than carrying value
Various properties                                       1,850    Decided to sell property or property value has declined
                                                       -------
   Impairment charges from discontinued operations     $ 7,550
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

WE MAY BE UNABLE TO MAKE ACQUISITIONS ON AN ADVANTAGEOUS BASIS.

A significant element of our business strategy is the enhancement of our portfolio and the CPA(R) REIT portfolios through acquisitions of properties. The consummation of any future acquisition will be subject to satisfactory completion of our extensive analysis and due diligence review and to the negotiation of definitive documentation. There can be no assurance that we will be able to identify and acquire additional properties or that we will be able to finance acquisitions in the future. In addition, there can be no assurance that any such acquisition, if consummated, will be profitable for us or the CPA(R) REITs. If we are unable to consummate the acquisition of additional properties in the future, there can be no assurance that we will be able to maintain the cash available for distribution to our shareholders, either through net income on properties we own or through net income generated by the management services business.

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

(d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

See Note 19 of the consolidated financial statements for financial data pertaining to our segment and geographic operations.

(e) AVAILABLE INFORMATION

All filings we make with the SEC, including our Annual Report on Form 10-K, 10-K/A, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K, and any amendments, are available for free on our website as soon as reasonably practicable after they are filed or furnished to the SEC. Our website address is http://www.wpcarey.com. Our SEC filings are available to be read or copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC's Internet site at http://www.sec.gov. The reference to our website address does not constitute incorporation by reference of the information contained on our website in this Report or other filings with the SEC, and the information contained on our website is not part of this document.

ITEM 2. PROPERTIES.

                                                                                     SHARE OF
                                                                          RENT PER   CURRENT
            LEASE OBLIGOR/                    OWNERSHIP          SQUARE    SQUARE     ANNUAL      INCREASE    LEASE
               LOCATION                       INTEREST          FOOTAGE     FOOT     RENTS(1)      FACTOR      TERM     MAXIMUM TERM
            --------------             ----------------------  ---------  --------  ---------    ---------  ----------  ------------
DR. PEPPER BOTTLING COMPANY OF TEXAS
   Irving and Houston, TX                       100%             721,947     6.27   4,527,460       CPI      June 2014    June 2029
CARREFOUR FRANCE, SAS (2)
   Cholet, Ploufragan, Colomiers,          22.5% interest
   Crepy en Vallois, Lens, Nimes,            in foreign
   and Thuit Hebert, France                  partnership
                                           company owning      2,940,004     5.95   3,935,568(3) INSEE (6)   Dec. 2011    Dec. 2011
                                          land and building
   Nimes Rue Soufflot                      22.5% interest
                                            in a foreign
                                             partnership         388,265     6.05     528,525                Nov. 2012    Nov. 2012
                                           owning land and     ---------            ---------
                                           buildings (10)
      Total:                                                   3,328,269            4,464,093
DIETROIT DIESEL CORPORATION (2)
   Detroit, MI                                  100%           2,730,750     1.52   4,157,524       PPI      June 2020    June 2040
BOUYGUES TELECOM SA (2)
   Tours, France                           95% interest in
                                              a foreign
                                             partnership
                                           owning land and       107,618    14.94   1,527,859(3) INSEE (6)  Sept. 2009   Sept. 2012
                                            building (11)
   Illkirch, France                        75% interest in
                                              a foreign
                                             partnership         107,639    30.36   2,450,094(3) INSEE (6)   July 2013    July 2013
                                        owning building (11)   ---------            ---------
      Total:                                                     215,257            3,977,953
GIBSON GREETINGS, INC.
   Berea, KY and Cincinnati, OH                 100%           1,194,840     3.11   3,720,000      Stated    Nov. 2013    Nov 2023
ORBITAL SCIENCES CORPORATION (2)
   Chandler, AZ                                 100%             335,307     9.02   3,022,947       CPI     Sept. 2009   Sept. 2029
FEDERAL EXPRESS CORPORATION
   College Station, TX                          100%              12,080     5.66      68,400      Stated   April 2007   April 2009
   Corpus Christi, TX                           100%              30,212     6.55     197,896      Stated    May 2007     May 2012
   Colliersville, TN (2)                   40% interest in
                                              a limited
                                              liability
                                           company owning        394,400    17.03   2,687,088       CPI      Aug. 2019    Aug. 2039
                                       land and building (10)  ---------            ---------
      Total:                                                     436,692            2,953,384
TITAN CORPORATION
   San Diego, CA                                100%             166,403    17.20   2,862,068       CPI      July 2007    July 2032
AMERICA WEST HOLDINGS CORPORATION (2)
   Tempe, AZ                               74.59% tenancy
                                              in common
                                          interest in land
                                          and building (11)      225,114    16.90   2,837,889       CPI      Apr. 2014    Apr. 2024
QUEBECOR PRINTING INC. (2)
   Doraville, GA                                100%             432,559     3.52   1,522,498       CPI      Dec. 2009    Dec. 2034
   Olive Branch, MS                             100%             285,500     4.16   1,186,578      Fixed     June 2008    June 2033
                                                               ---------            ---------
      Total:                                                     718,059            2,709,076
SYBRON INTERNATIONAL CORPORATION
   Dubuque, IA; Portsmouth, NH;                 100%             494,100     4.81   2,374,690       CPI      Dec. 2013    Dec. 2038
   Rochester, NY
AUTOZONE, INC. (2, 5)
   31 Locations : NC, TX, AL, GA, IL,
      LA, MO                                    100%             175,730     7.52   1,321,567     % Sales    Feb. 2011    Feb. 2026
   11 Locations: FL, GA, NM, SC, TX             100%              54,000     9.71     524,388     % Sales    Feb. 2013    Feb. 2038
   12 Locations : FL, LA, MO, NC, TN            100%              72,500     5.11     370,636     % Sales     Various      Various
                                                               ---------            ---------
      Total:                                                     302,230            2,216,591

                                                                                     SHARE OF
                                                                          RENT PER   CURRENT
            LEASE OBLIGOR/                    OWNERSHIP         SQUARE     SQUARE     ANNUAL     INCREASE     LEASE      MAXIMUM
               LOCATION                       INTEREST          FOOTAGE     FOOT     RENTS(1)     FACTOR      TERM        TERM
            -------------              ----------------------  ---------  --------  ---------    --------  ----------  ----------
CHECKFREE HOLDINGS, INC. (2, 4)
   Norcross, GA                           50% interest in
                                             a limited
                                             liability
                                           company owning
                                       land and building(10)     220,675    19.76   2,180,360       CPI     Dec. 2015   Dec. 2030
LUCENT TECHNOLOGIES, INC.
   Charlotte, NC                                100%             568,670     3.46   1,956,121     Stated    Mar. 2007   Mar. 2020
LIVHO, INC.(7)
   Livonia, MI                                  100%             158,000    11.39   1,800,000(7)  Stated    Dec. 2004   Jan. 2008
SYBRON DENTAL SPECIALTIES, INC.
   Glednora, CA Romulus, MI                     100%             245,000     7.23   1,770,298       CPI     Dec. 2018   Dec. 2043
UNISOURCE WORLDWIDE, INC.
   Anchorage, AK                                100%              44,712     7.34     328,360     Stated    Dec. 2009   Dec. 2029
   Commerce, CA(2)                              100%             411,561     3.46   1,422,080     Stated   April 2010  April 2030
                                                               ---------            ---------
      Total:                                                     456,273            1,750,440
CSS INDUSTRIES, INC.
   Memphis, TN                                  100%           1,006,566     1.72   1,735,352       CPI     Dec. 2010   Dec. 2015
BRODART CO.
   Williamsport, PA(2)                          100%             521,240     3.30   1,720,686       CPI     June 2008   June 2028
SICOR, INC.(2)
   San Diego, CA                          50% in a limited
                                            partnership
                                          owning land and
                                           buildings(10)         144,311    23.16   1,671,410       CPI     July 2009   July 2049
INFORMATION RESOURCES, INC.(2)
   Chicago, IL                            33.33% interest
                                            in a limited
                                            partnership
                                          owning land and
                                           building(10)          252,000    19.57   1,643,604       CPI     Oct. 2013   Oct. 2023
FISKARS,INC. (F/K/A ENVIROWORKS,
   INC.)(2)
   Apopka, FL                                   100%             374,829     4.33   1,621,463       CPI     Mar. 2010   Mar. 2035
BE AEROSPACE, INC.(2)
   Lenexa, KS                                   100%             130,094     4.61     599,674     Stated   Sept. 2017  Sept. 2037
   Winston-Salem, NC                            100%             274,216     2.66     728,320     Stated   Sept. 2017  Sept. 2037
   Dallas, TX                                   100%              22,680     5.04     114,224     Stated   Sept. 2017  Sept. 2037
                                                               ---------            ---------
      Total:                                                     426,990            1,442,218
SPRINT SPECTRUM L. P.(2)
   Albuquerque, NM                              100%              94,731    15.04   1,424,561     Stated    May 2011    May 2021
AMERISURE INSURANCE(2)
   Charleston, SC                               100%             134,985    10.24   1,382,256     Stated    Dec. 2007   Dec. 2028
PANTIN, FRANCE - MULTI-TENANT(2)
   Various Tenants                        75% interest in
                                              foreign
                                            partnership
                                          owning land and
                                           building(11)           69,211    25.54   1,325,747(3) INSEE(6)    Various     Various
BLOOMINGDALE, IL
   Various                                      100%              18,713     9.00      80,872     Various    Various     Various
   United States Postal Service                 100%              60,320    18.20   1,233,000     Various    Various     Various
   Vacant                                                         36,967                   --
                                                               ---------            ---------
      Total:                                                     116,000            1,313,872
EAGLE HARDWARE & GARDEN, INC.(2, 5)
   Bellevue, WA                                 100%             127,360    10.25   1,305,334     CPI &%    Aug. 2018   Aug. 2018
                                                                                                   Sales
AT&T CORPORATION
   Bridgeton, MO                                100%              85,510    14.14   1,209,048     Stated    June 2011   June 2021

                                                                                   SHARE OF
                                                                         RENT PER   CURRENT
            LEASE OBLIGOR/                      OWNERSHIP        SQUARE   SQUARE     ANNUAL      INCREASE    LEASE
               LOCATION                         INTEREST        FOOTAGE    FOOT     RENTS(1)      FACTOR      TERM    MAXIMUM TERM
            --------------               ---------------------  -------  --------  ---------     --------  ---------  ------------
HOLOGIC, INC. (2)                          36% interest in a
   Danbury, CT                             jointly controlled    62,042     9.42     210,526        CPI    Aug. 2022    Aug. 2042
   Bedford, MA                           tenancy-in-common(10)  207,000    12.42     925,612        CPI    Aug. 2022    Aug. 2042
                                                                -------            ---------
                   Total:                                       269,042            1,136,138
CENDANT OPERATIONS, INC. (2, 8)
   Moorestown, NJ                                 100%           65,567    17.11   1,121,792      Stated   Dec. 2004    Dec. 2004
BELLSOUTH TELECOMMUNICATIONS, INC. (2)
   Lafayette Parish, LA                           100%           66,846    16.40   1,096,170      Stated   Dec. 2009    Dec. 2039
OMNICOM GROUP, INC. 2
   Venice, CA                                     100%           77,719    13.93   1,082,685        CPI    Sept.2010   Sept. 2030
UNITED STATIONERS SUPPLY COMPANY
   New Orleans, LA; Memphis, TN;
   San Antonio, TX                                100%          197,098     5.25   1,034,837        CPI    Mar. 2010    Mar. 2030
ANTHONY'S MANUFACTURING COMPANY, INC.
   San Fernando, CA                               100%          182,845     5.57   1,019,047       CPI/     May 2012    May 2012
                                                                                     Market

SEARS LOGISTICS SERVICES, INC.
   Jacksonville, FL                               100%          240,000     4.04     969,946      Stated   Sept.2007   Sept. 2007
WAL-MART STORES, INC.
   West Mifflin, PA                               100%          118,125     8.05     950,905        CPI    Jan. 2007    Jan. 2037
SWAT-FAME, INC.
   City of Industry, CA                           100%          233,205     3.96     923,477        CPI    Dec. 2010    Dec. 2020
PRE FINISH METALS, INC.
   Walbridge, OH                                  100%          313,704     2.84     892,091        CPI    June 2008    June 2028
FORGE RIVER ROAD, WEBSTER, TX (2)
   Lockheed Martin Corp.                          100%           30,176     9.30     241,416      Stated   Dec. 2007    July 2009
   United Space Alliance                          100%           59,905     8.70     585,120      Stated   Feb. 2005   April 2011
   Vacant                                                        18,497                   --
                                                                -------            ---------
      Total:                                                    108,578              826,536
NVR L. P.
   Thurmont, MD Farmington, NY                    100%          179,741     4.57     820,797        CPI    Mar. 2014    Mar. 2039
HIBBETT SPORTING GOODS, INC. (2)
   Birmingham, AL                                 100%          219,312     3.74     819,935        CPI    Dec. 2014    Dec. 2029
LOCKHEED MARTIN CORPORATION
   King of Prussia, PA                            100%           88,578     9.00     797,202      Stated   July 2008    July 2013
AMS HOLDING GROUP
   College Station, TX                            100%           52,552    14.56     765,101      Fixed    Dec. 2009    Dec. 2016
EATON CORPORATION
   (F/K/A POWERARE CORPORATION)
   Raleigh, NC                                    100%           27,770    23.22     644,937        CPI    July 2006    July 2031
EXEL COMMUNICATIONS, INC. (4)
   Reno, NV                                       100%           53,158    10.93     580,800      Stated   Dec. 2006    Dec. 2016
WESTERN UNION FINANCIAL SERVICES, INC.
   Bridgeton, MO                                  100%           78,080     7.34     573,221      Stated   Nov. 2006    Nov. 2011
SOCIETE DE TRAITEMENTS
DSM FOOD SPECIALITIES                       80% interest in
   Joue les Tours Phalempin, France (2)         foreign
                                              partnership
                                            owning land and      69,493     5.44     302,638(3)  INSEE(6)   May 2005    May 2005
                                             building (11)       37,337     8.82     263,329(3)  INSEE(6)   May 2008    May 2008
                                                                -------            ---------
      Total:                                                    106,830              565,967
DS GROUP LIMITED
   Goshen, IN                                     100%           52,000    10.84     563,715        CPI    Feb. 2010    Feb. 2035

                                                                                     SHARE OF
                                                                          RENT PER   CURRENT
            LEASE OBLIGOR/                    OWNERSHIP          SQUARE    SQUARE     ANNUAL      INCREASE    LEASE       MAXIMUM
               LOCATION                       INTEREST          FOOTAGE     FOOT     RENTS(1)      FACTOR      TERM         TERM
            --------------             ----------------------  ---------  --------  ---------    ---------  ---------  -------------
TELLIT ASSURANCES (2)                      75% interest in
                                               foreign
   Rouen, France                             partnership         36,791     20.06    553,654(3)   INSEE(6)  Aug. 2010    Aug. 2010
                                           owning land and
                                            building (11)
FEATHERCRAFT LANE, WEBSTER, TX
   United Space Alliance                        100%             88,200      5.73    505,020       Stated   Sept.2006    Sept. 2016
   Facilities Management Solutions              100%              3,600      8.40     30,240       Stated   Dec. 2005    Dec. 2005
                                                                -------              -------
      Total:                                                     91,800              535,260
BELLSOUTH ENTERTAINMENT, INC.
   Ft. Lauderdale, FL                           100%             80,450      6.37    512,096       Fixed    June 2009    June 2019
LEARNING CARE GROUP, INC.
   (F/K/A CHILDTIME
      CHILDCARE, INC.)(2)
   12 Locations: AZ, CA, MI, TX            33.93% interest
                                             in limited
                                             partnership
                                           owning land and       83,912     16.59    472,307        CPI     Jan. 2016    Jan. 2041
                                            building (10)
YALE SECURITY, INC.
   Lemont, IL                                   100%            113,133      4.06    459,000       Stated   Mar. 2011    Mar. 2011
WINN-DIXIE STORES, INC. (5)
   Bay Minette, AL (9)                          100%             34,887      3.68    128,470      % Sales   June 2007    June 2037
   Brewton, AL                                  100%             30,625      4.39    134,500      % Sales   Oct. 2010    Oct. 2030
   Montgomery, AL                               100%             32,690      5.86    191,534      % Sales   Mar. 2008    Mar. 2038
                                                                -------              -------
      Total:                                                     98,202              454,504
AFFILIATED FOODS SW, INC.
   Hope, AR                                                                                      Mar. 2007  Mar. 2037
   Little Rock, AR                              100%            122,074      3.28    400,148        CPI     Mar. 2007    Mar. 2022
   Little Rock, AR                                                                               Jan. 2009  Jan. 2024
BEAUMONT, TX
   Olmstead Kirk Paper Company                  100%              5,760      6.76     38,934       Stated   Dec. 2007    Dec. 2007
   Petrocon Engineering, Inc.                                    42,880      8.40    360,192                Dec. 2011    Dec. 2014
                                                                -------              -------
      Total:                                                     48,640              399,126
LOCKHAVEN DRIVE, HOUSTON, TX
   Honeywell, Inc.                              100%            119,320      2.03    242,400       Stated   Sept.2005    Sept. 2005
   Continental Airlines, Inc.                                    25,125      5.96    149,688                July 2008    July 2008
                                                                -------              -------
      Total:                                                    144,445              392,088
KMART CORPORATION
   Citrus Heights, CA                           100%            192,778      2.02    390,000      Stated/%   May 2006     May 2026
   Drayton Plains, MI                                                                   Rent     Mar. 2006   Mar.2026
CENTURY CENTER, HOUSTON, TX
   Various Tenants                              100%             40,568      8.55    346,764       Stated    Various      Various
   Vacant                                                         9,072                   --
                                                                -------              -------
      Total:                                                     49,640              346,764
FAURECIA EXHAUST SYSTEMS, INC.
   Toledo, OH                                   100%             61,000      5.51    336,000        CPI     Nov. 2022    Nov. 2042
BROOMFIELD, CO
   Various Tenants                              100%             81,158      4.09    332,138      Various    Various      Various
   Vacant                                                        23,297                   --
                                                                -------              -------
      Total:                                                    104,455              332,138
BAY AREA BOULEVARD, HOUSTON, TX
   Bike Barn Holding Company, Inc.              100%              6,216     10.42     64,800       Stated    Aug.2010    Aug. 2015
   Sears Roebuck and Co.                                         21,069     10.60    223,331                Sept.2005    Sept. 2015
                                                                -------              -------
      Total:                                                     27,285              288,131
ALSTOM POWER, INC.
   Erlanger, KY                                 100%            118,200      2.43    287,226       Stated    May 2013     May 2013
   Vacant                                                       631,500                   --
                                                                -------              -------
      Total:                                                    749,700              287,226

                                                                           SHARE OF
                                                                RENT PER   CURRENT
         LEASE OBLIGOR/                OWNERSHIP        SQUARE   SQUARE     ANNUAL   INCREASE     LEASE
            LOCATION                    INTEREST       FOOTAGE    FOOT     RENTS(1)   FACTOR      TERM     MAXIMUM TERM
         --------------           -------------------  -------  --------  ---------  --------  ----------  ------------
TOOLING SYSTEMS, LLC(4)
   Frankenmuth, MI                       100%          128,400    2.21    283,451    Stated     Aug. 2012    Aug. 2017
DIRECTION REGIONAL DES AFFAIRES
SANITAIRES ET SOCIALES
   Rouen, France(2)                 75% interest in
                                  foreign partnership
                                      owning land
                                   and building (11)    25,618   14.42    276,987(3) INSEE(6)   Mar. 2006    Mar. 2006
THE ROOF CENTER, INC.
   Manassas, VA                          100%           60,446    4.58    276,750    Stated     July 2009    July 2009
GAMES WORKSHOP, INC.
   Glen Burnie, MD                       100%           45,300    6.10    276,155    CPI       April 2006   April 2016
QWEST COMMUNICATIONS, INC.(2)
   Scottsdale, AZ                        100%            4,460   60.60    270,270    Stated     Feb. 2007    Feb. 2017
NORTHERN TUBE, INC.
   Pinconning, MI                        100%          220,588    1.15    254,538    CPI        July 2013    July 2023
PENBERTHY PRODUCTS, INC.
   Prophetstown, IL                      100%          161,878    1.47    237,486    CPI       April 2006   April 2026
VERIZON COMMUNICATIONS, INC.
   Milton, VT                            100%           30,624    6.81    208,467    Stated     Feb. 2013    Feb. 2023
XEROX CORPORATION/PHOTO CENTER
   Hot Springs, AR                       100%           37,190    4.53    168,414    Stated     May 2011     May 2021
KENYON INTERNATIONAL EMERGENCY
   SERVICES, INC.
   Houston, TX                           100%           17,725    3.95     70,014    Stated     Oct. 2009    Oct. 2019
SALISBURY, NC
   Shinn Systems, Inc.                   100%           13,284    2.00     26,568    Fixed      Nov. 2006    Nov. 2006
   Vacant                                              298,681                 --
                                                       -------            -------
      Total:                                           311,965             26,568
VACANT
Cincinnati, OH (Property to be
Sold)                                                  597,996
Travelers Rest, SC                                     181,700
Denton, TX                                              90,140
Houston, TX                                             10,960
South Boston, VA (Property Sold)                        43,387
Duffield, VA                                            15,444
                                                       -------
      Total:                                           939,627

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Information with respect to Registrant's common equity is set forth on page 50 of Appendix A.

ITEM 6. SELECTED FINANCIAL DATA.

Selected Financial Data are set forth on page 2 of Appendix A.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's Discussion and Analysis are set forth on pages 3 to 18 of Appendix A.

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

                                   2005      2006      2007      2008      2009    Thereafter     Total    Fair Value
                                 -------   -------   --------   ------   -------   ----------   --------   ----------
Fixed rate debt                  $11,885   $21,159   $ 23,526   $8,128   $35,045     $36,659    $136,402    $137,825
Weighted average interest rate      8.23%     7.22%      7.91%    7.69%     7.39%       7.23%
Variable rate debt               $ 2,470   $ 2,767   $105,061   $3,379   $ 3,577     $39,042    $156,296    $156,296

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

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases resulting from our foreign operations are as follows:

                     2005     2006     2007     2008     2009    Thereafter    Total
                    ------   ------   ------   ------   ------   ----------   -------
Minimum Rents (1)   $8,548   $8,547   $8,476   $7,959   $7,192    $14,771     $55,493


Scheduled principal payments for mortgage notes payable for our foreign operations during each of the next five years following December 31, 2004 and thereafter are as follows:

                              2005     2006     2007     2008     2009    Thereafter    Total
                             ------   ------   ------   ------   ------   ----------   -------
Mortgage notes Payable (1)   $2,470   $2,767   $3,061   $3,379   $3,578    $39,041     $54,296

(1) Based on the December 31, 2004 exchange rate for the Euro.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements and supplementary data are set forth on pages 19 to 50 of Appendix A:

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

(iv) Consolidated Statements of Members' Equity for the years ended December 31, 2002, 2003 and 2004

(v) Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

(vi) Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES (as restated)

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported, within the required time periods specified in the SEC's rules and forms.

Our chief executive officer and chief financial officer have conducted a review of our disclosure controls and procedures as of December 31, 2004. In connection with the restatement described in Note 2 to our consolidated financial statements, management determined that there was a material weakness in our internal control over financial reporting as of December 31, 2004 with respect to the calculation and review of estimated deferred taxes, as more fully described below in "Management's Report on Internal Control Over Financial Reporting." Based on the evaluation and solely because of such material weakness, the chief executive officer and the chief financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2004.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (as restated)

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Subsequent to filing the Annual Report on Form 10-K with the SEC on March 15, 2005, management became aware of an error in the calculation of our provision for income taxes. As a result of the discovery of this error, management, after consultation with our Audit Committee, determined that the audited financial statements included in our 2004 Annual Report on Form 10-K for the year ended December 31, 2004 should be restated to correct the error. In view of this error, management concluded that as of December 31, 2004, we did not maintain effective controls over the calculation and review of the provision for income taxes. Specifically, the controls relating to the determination of certain deferred temporary differences did not detect that the temporary differences had been misclassified as a deferred tax liability rather than a deferred tax asset at December 31, 2004 and resulted in an overstatement of the provision for income taxes and the net deferred tax liability. This control deficiency resulted in the restatement of deferred taxes and the provision for income taxes in our consolidated financial statements as of December 31, 2004 and of the unaudited quarterly results as of and for the period ended December 31, 2004. Additionally, this control deficiency could result in a misstatement to deferred income taxes and the provision for income taxes that would result in a material misstatement to the annual or interim financial statements. Accordingly, management determined that this control deficiency constitutes a material weakness.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management had previously concluded that we maintained effective internal control over financial reporting as of December 31, 2004. In connection with the restatement described above, management has determined that the material weakness described above existed as of December 31, 2004. Accordingly, management has restated this report to include this material weakness. Because of this material weakness, management concluded that, as of December 31, 2004, we did not maintain effective internal control over financial reporting, based on criteria set forth in Internal Control-Integrated Framework.

Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We began to address our material weakness in internal control over financial reporting with respect to the calculation and review of estimated deferred taxes in May 2005 by implementing, in connection with the preparation of our first quarter financial statements, a more in-depth and comprehensive review of the calculation of the provision for income taxes, including review of this calculation by an additional level of management.

We also commenced an assessment of other methods intended to improve both the preparation and review of this calculation. We expect to complete our assessment and implement additional procedures to address the material weakness during the second quarter of 2005. We believe that, once fully implemented, these remediation steps will be sufficient to address the material weakness discussed above.

Except for the item discussed above, there were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The Consolidated Financial Statements are set forth on pages 19 to 50 of Appendix A.

2. Financial Statement Schedules:

The following schedule is filed as a part of this Report:

     Report of Independent Registered Public Accounting Firm.

     Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2004.

     Notes to Schedule III.

     Schedule III and notes thereto are set forth on pages 31 to 37 of this Form 10-K/A.

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

Exhibit                                                                                                Method of
  No.                                   Description                                                      Filing
-------                                 -----------                                                    ---------
3.1       Amended and Restated Limited Liability Company Agreement of Carey        Exhibit 3.1 to Registration Statement on Form S-4
          Diversified LLC.                                                         (No. 333-37901) dated October 15, 1997

3.2       Bylaws of Carey Diversified LLC.                                         Exhibit 3.2 to Registration Statement on Form S-4
                                                                                   (No. 333-37901) dated October 15, 1997

4.1       Form of Listed Share Stock Certificate.                                  Exhibit 4.1 to Registration Statement on Form S-4
                                                                                   (No. 333-37901) dated October 15, 1997

10.1      Management Agreement Between Carey Management LLC and the Company.       Exhibit 10.1 to Registration Statement on Form
                                                                                   S-4 (No. 333-37901) dated October 15, 1997

10.2      Non-Employee Directors' Incentive Plan.                                  Exhibit 10.2 to Registration Statement on Form
                                                                                   S-4 (No. 333-37901) dated October 15, 1997

10.3      1997 Share Incentive Plan.                                               Exhibit 10.3 to Registration Statement on Form
                                                                                   S-4 (No. 333-37901) dated October 15, 1997

10.4      Non-Statutory Listed Share Option Agreement.                             Exhibit 10.5 to Registration Statement on Form
                                                                                   S-4 (No. 333-37901) dated October 15, 1997

10.5      Carey Asset Management Corp. 2005 Partnership Equity Unit Plan.          Filed as Exhibit 10.5 to Registrant's Annual
                                                                                   Report on Form 10-K for the year ended
                                                                                   December 31, 2004 dated March 15, 2005

10.6      Third Amended and Restated Credit Agreement dated as of May 27, 2004.    Filed as Exhibit 10.6 to Registrant's Annual
                                                                                   Report on Form 10-K for the year ended
                                                                                   December 31, 2004 dated March 15, 2005

10.7      Employment Agreement Dated April 7, 1997 between W.P. Carey & Co.,       Filed as Exhibit 10.7 to Registrant's Annual
          Inc. and Gordon S. DuGan.                                                Report on Form 10-K for the year ended
                                                                                   December 31, 2004 dated March 15, 2005

10.8      Employment Agreement dated April 7, 1997 between W.P. Carey & Co.,       Filed as Exhibit 10.8 to Registrant's Annual
          Inc. and John J. Park.                                                   Report on Form 10-K for the year ended
                                                                                   December 31, 2004 dated March 15, 2005

21.1      List of Registrant Subsidiaries.                                         Filed as Exhibit 21.1 to Registrant's Annual
                                                                                   Report on Form 10-K for the year ended
                                                                                   December 31, 2004 dated March 15, 2005

23.1      Consent of PricewaterhouseCoopers LLP.                                   Filed herewith

31.1      Certification of Chief Executive Officer pursuant to Section 302(a) of   Filed herewith
          the Sarbanes-Oxley Act of 2002.

31.2      Certification of Chief Financial Officer pursuant to Section 302(a) Of   Filed herewith
          the Sarbanes-Oxley Act of 2002.

32.1      Chief Executive Officer's Certification Pursuant to Section 906 of the   Filed herewith
          Sarbanes-Oxley Act of 2002.

32.2      Chief Financial Officer's Certification Pursuant to Section 906 of the   Filed herewith

          Sarbanes-Oxley Act of 2002.

99.13     Amended and Restated Agreement of Limited Partnership of CPA(R): 1.      Exhibit 99.13 to Registration Statement on Form
                                                                                   S-4 (No. 333-37901) dated October 15, 1997

99.16     Amended and Restated Agreement of Limited Partnership of CPA(R): 4.      Exhibit 99.16 to Registration Statement on Form
                                                                                   S-4 (No. 333-37901) dated October 15, 1997

99.18     Amended and Restated Agreement of Limited Partnership of CPA(R): 6.      Exhibit 99.18 to Registration Statement on Form
                                                                                   S-4 (No. 333-37901) dated October 15, 1997

99.21     Amended and Restated Agreement of Limited Partnership of CPA(R): 9.      Exhibit 99.21 to Registration Statement on Form
                                                                                   S-4 (No. 333-37901) dated October 15, 1997

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

W. P. CAREY & CO. LLC


5/16/2005                               BY: /s/ Claude Fernandez
   Date                                     ------------------------------------
                                            Claude Fernandez
                                            Managing Director and acting Chief
                                            Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



5/16/2005   BY: /s/ William P. Carey
   Date         --------------------------------------------
                William P. Carey
                Chairman of the Board and Director


5/16/2005   BY: /s/ Francis J. Carey
   Date         --------------------------------------------
                Francis J. Carey
                Chairman of the
                Executive Committee and Director


5/16/2005   BY: /s/ Gordon F. DuGan
   Date         --------------------------------------------
                Gordon F. DuGan
                President and Chief Executive Officer
                and Director (Principal Executive Officer)


5/16/2005   BY: /s/ George E. Stoddard
   Date         --------------------------------------------
                George E. Stoddard
                Senior Executive Vice President and Director


5/16/2005   BY: /s/ Nathaniel S. Coolidge
   Date         --------------------------------------------
                Nathaniel S. Coolidge
                Chairman of the Audit Committee and Director


5/16/2005   BY: /s/ Eberhard Faber IV
   Date         --------------------------------------------
                Eberhard Faber IV
                Chairman of Nomination & Corporate
                Governance Committee and Director


5/16/2005   BY: /s/ Dr. Lawrence R. Klein
   Date         --------------------------------------------
                Dr. Lawrence R. Klein
                Chairman of the Economic Policy Committee
                and Director


5/16/2005   BY: /s/ Charles C. Townsend, Jr.
   Date         --------------------------------------------
                Charles C. Townsend, Jr.
                Chairman of the Compensation Committee and
                Director


5/16/2005   BY: /s/ Ralph Verni
   Date         --------------------------------------------
                Ralph Verni
                Director


5/16/2005   BY: /s/ Karsten von Koller
   Date         --------------------------------------------
                Karsten von Koller
                Director


5/16/2005   BY: /s/ Reginald Winssinger
   Date         --------------------------------------------
                Reginald Winssinger
                Director


5/16/2005   BY: /s/ Claude Fernandez
   Date         --------------------------------------------
                Claude Fernandez
                Managing Director and acting Chief Financial
                Officer



5/16/2005   BY: /s/ Michael D. Roberts
   Date         --------------------------------------------
                Michael D. Roberts
                Executive Director, Controller and acting
                Principal Accounting Officer

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of

W. P. Carey & Co. LLC:

Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 15, 2005 (except for the restatement described in Note 2 to the consolidated financial statements and the matter referenced in the penultimate paragraph of Management's Report on Internal Control Over
Financial Reporting as to which the date is May 16, 2005) appearing in the 2004 Annual Report to Shareholders of W. P. Carey & Co. LLC (which report, consolidated financial statements and assessment are included in Appendix A to Form 10-K/A) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

New York, New York
March 15, 2005

                              W. P. CAREY & CO. LLC

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2004

                                                                                                      Costs            Increase
                                                                       Initial Cost to Company     Capitalized      (decrease) in
                                                                      ------------------------    Subsequent to          Net
                     Description                       Encumbrances      Land       Buildings    Acquisition (a)   Investments (b)
                     -----------                       ------------   ----------   -----------   ---------------   ---------------
Operating Method:
Office, warehouse and manufacturing buildings leased
   to various tenants in Broomfield, Colorado                         $  247,993   $ 2,538,263     $4,779,536
Distribution facilities and warehouses in Erlanger,
   Kentucky partially leased to Alstom Power, Inc.                     1,525,593    21,427,148        255,329           141,235
Supermarkets leased to Winn-Dixie Stores, Inc.                           855,196     6,762,374                       (3,973,120)
Warehouse and manufacturing plant leased to
   Pre Finish Metals Incorporated                                        324,046     8,408,833
Land leased to Unisource Worldwide, Inc.                               4,573,360
Centralized telephone bureau leased to Exel
   Communications, Inc.                                                  925,162     4,023,627                          101,983
Office building leased to Petrocon Engineering, Inc.
   and Olmstead Kirk Paper Company                                       164,113     2,343,849        504,941
Computer center leased to AT&T Corporation                               269,700     5,099,964      4,165,742            (2,612)
Office, manufacturing and warehouse buildings leased
   to AMS Holding Group                                                1,389,951     5,337,002         92,326        (1,039,757)
Warehouse and distribution leased to Shinn Systems                       246,949     5,034,911      1,363,829
Manufacturing and office buildings leased to Penn
   Virginia Coal Company                                                 240,072       609,267
Land leased to Eaton Corporation (f/k/a Powerware
   Corporation)                                                        1,638,012                                       (809,735)
Warehouse/ office research facilities leased to
   Lockheed Martin Corporation                                         1,218,860     6,283,475        539,706
Warehouse/distribution facilities leased to
   Games Workshop, Inc.                                                  293,801     1,912,271         79,682

                                                                                                                           Life on
                                                                                                                            which
                                                                               Gross Amount at                          Depreciation
                                                                    which Carried at Close of Period (e)                  in Latest
                                                      ------------------------------------------------------            Statement of
                                                                                               Accumulated      Date      Income is
                     Description                         Land      Buildings      Total     Depreciation (e)  Acquired    Computed
                     -----------                      ----------  -----------  -----------  ----------------  --------  ------------
Operating Method:
Office, warehouse and manufacturing buildings leased
   to various tenants in Broomfield, Colorado         $3,827,529  $ 3,738,263  $ 7,565,792     $  605,447     1/1/1998     40 yrs.
Distribution facilities and warehouses in Erlanger,
   Kentucky partially leased to Alstom Power, Inc.     1,525,593   21,823,712   23,349,305      3,805,365     1/1/1998     40 yrs.
Supermarkets leased to Winn-Dixie Stores, Inc.           406,674    3,237,776    3,644,450        670,948     1/1/1998     40 yrs.
Warehouse and manufacturing plant leased to Pre
   Finish Metals Incorporated                            324,046    8,408,833    8,732,879      1,471,546     1/1/1998     40 yrs.
Land leased to Unisource Worldwide, Inc.               4,573,360                 4,573,360                    1/1/1998         N/A
Centralized telephone bureau leased to Exel
   Communications, Inc.                                  925,162    4,125,610    5,050,772        715,300     1/1/1998     40 yrs.
Office building leased to Petrocon Engineering, Inc.
   and Olmstead Kirk Paper Company                       164,113    2,848,790    3,012,903        503,172     1/1/1998     40 yrs.
Computer center leased to AT&T Corporation               269,700    9,263,094    9,532,794        739,969     1/1/1998     40 yrs.
Office, manufacturing and warehouse buildings leased
   to AMS Holding Group                                1,107,855    4,671,667    5,779,522        790,101     1/1/1998     40 yrs.
Warehouse and distribution leased to Shinn Systems       246,949    6,398,740    6,645,689      1,089,748     1/1/1998     40 yrs.
Manufacturing and office buildings leased to Penn
   Virginia Coal Company                                 240,072      609,267      849,339        106,622     1/1/1998     40 yrs.
Land leased to Eaton Corporation (f/k/a Powerware
   Corporation)                                          828,277                   828,277                    1/1/1998         N/A
Warehouse/ office research facilities leased to
   Lockheed Martin Corporation                         1,218,860    6,823,181    8,042,041      1,184,704     1/1/1998     40 yrs.
Warehouse/distribution facilities leased to Games
   Workshop, Inc.                                        293,801    1,991,953    2,285,754        337,957     1/1/1998     40 yrs.

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2004

                                                                                          Costs
                                                           Initial Cost to Company     Capitalized
                                                           -----------------------    Subsequent to   Increase (decrease) in
               Description                  Encumbrances       Land      Buildings   Acquisition(a)      Net Investments(b)
               -----------                  ------------    ---------   ----------   --------------   ----------------------
Operating Method:
Warehouse and office facility leased to
   BellSouth Entertainment, Inc.                            1,173,108    3,368,141       242,885                98,916
Manufacturing and office facility leased
   to Yale Security, Inc.                                     345,323    3,913,657       186,165                60,394
Manufacturing facilities leased to
   Northern Tube, Inc.                                         31,725    1,691,580
Manufacturing facilities leased to
   Anthony's Manufacturing Company, Inc.                    2,051,769    5,321,776                             152,368
Manufacturing facilities in Traveler's
   Rest, SC                                                   263,618    4,046,406                          (2,506,543)
Land leased to AutoZone, Inc.                11,350,339     9,382,198                                         (147,949)
Office facility leased to Verizon
   Communications, Inc.                                       219,548    1,578,592
Land leased to Sybron Dental
   Specialities, Inc.                                       1,135,003                                           17,286
Office facility in Bloomingdale, IL
   leased to 4 lessees                                      1,074,640   11,452,967       324,192
Manufacturing and office facility leased
   to The Roof Centers, Inc.                                  459,593    1,351,737
Manufacturing facilities leased to
   Quebecor Printing Inc.                    11,145,915     4,458,047   18,695,004                             477,347
Distribution and office facilities
   leased to Federal Express Corporation                      335,189    1,839,331
Land leased to Dr Pepper Bottling
   Company of Texas                                         9,795,193
Manufacturing facility leased to Detroit
   Diesel Corporation                        12,600,516     5,967,620   31,730,547                             775,099
Engineering and Fabrication facility
   leased to Orbital Sciences Corporation    13,585,396     5,034,749   18,956,971     2,185,077               541,325

                                                                                                                    Life on  which
                                                                                                                     Depreciation
                                                           Gross Amount at which Carried                               in Latest
                                                              at Close of Period (e)         Accumulated             Statement of
                                                         ---------------------------------  Depreciation    Date        Income
                      Description                           Land     Buildings     Total         (e)      Acquired    is Computed
                      -----------                        ---------  ----------  ----------  ------------  --------  --------------
Operating Method:
Warehouse and office facility leased to BellSouth
   Entertainment, Inc.                                   1,173,108   3,709,942   4,883,050      626,763   1/1/1998      40 yrs.
Manufacturing and office facility leased to Yale
   Security, Inc.                                          345,323   4,160,216   4,505,539      695,440   1/1/1998      40 yrs.
Manufacturing facilities leased to Northern Tube, Inc.      31,725   1,691,580   1,723,305      296,027   1/1/1998      40 yrs.
Manufacturing facilities leased to Anthony's
   Manufacturing Company, Inc.                           2,051,769   5,474,144   7,525,913      948,000   1/1/1998      40 yrs.
Manufacturing facilities in Traveler's Rest, SC            263,618   1,539,863   1,803,481                1/1/1998      40 yrs.
Land leased to AutoZone, Inc.                            9,234,249               9,234,249      457,467   1/1/1998          N/A
Office facility leased to Verizon Communications, Inc.     219,548   1,578,592   1,798,140      276,253   1/1/1998      40 yrs.
Land leased to Sybron Dental Specialities, Inc.          1,152,289               1,152,289                1/1/1998          N/A
Office facility in Bloomingdale, IL leased to 4 lessees  1,085,551  11,766,248  12,851,799    2,025,367   1/1/1998      40 yrs.
Manufacturing and office facility leased to The Roof
   Centers, Inc.                                           459,593   1,351,737   1,811,330      236,554   1/1/1998      40 yrs.
Manufacturing facilities leased to Quebecor
   Printing Inc.                                         4,458,047  19,172,351  23,630,398    3,323,889   1/1/1998      40 yrs.
Distribution and office facilities leased to Federal
   Express Corporation                                     335,189   1,839,331   2,174,520      321,883   1/1/1998      40 yrs.
Land leased to Dr Pepper Bottling Company of Texas       9,795,193               9,795,193                1/1/1998          N/A
Manufacturing facility leased to Detroit Diesel
   Corporation                                           5,967,620  32,505,646  38,473,266    5,637,710   1/1/1998      40 yrs.
Engineering and Fabrication facility leased to Orbital
   Sciences Corporation                                  5,034,749  21,683,373  26,718,122    3,684,005   1/1/1998      40 yrs.

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             AS OF DECEMBER 31, 2004

                                                                                                  Costs
                                                                    Initial Cost to Company    Capitalized
                                                                    -----------------------    Subsequent to   Increase (decrease)in
                    Description                      Encumbrances       Land      Buildings   Acquisition(a)     Net Investments(b)
                    -----------                      ------------    ---------   ----------   --------------   ---------------------
Operating Method:
Distribution facility leased to Kenyon
   International Emergency Services, Inc.                              166,745      884,772
Retail store leased to Eagle Hardware and
   Garden, Inc.                                        9,809,802     4,125,000   11,811,641        393,206
Office building in Pantin, France leased to
   eleven lessees                                     13,222,810     2,674,914    8,113,120                          2,211,580
Office facility in Rouen, France leased to
   Tellit Assurances                                   3,988,428       542,968    5,286,915                          1,007,506
Portfolio of seven properties in Houston,
   Texas leased to 12 lessees                          4,905,935     3,260,000   22,574,073        377,160
Office facility leased to America West
   Holdings Corporation.                              16,919,104     2,274,782   26,701,663
Office facility leased to Sprint Spectrum L.P.         8,503,603     1,190,000    9,352,965      1,315,694
Office facility in Rouen, France leased to
   Direction Regional des Affaires Sanitaires
   et Sociales                                         1,497,610       303,061    2,109,731                            268,173
Office facility leased to Cendant Operations, Inc.     5,777,939       351,445    5,980,736        527,368              42,917
Office facility leased to BellSouth
   Telecommunications, Inc.                            4,813,186       720,000    7,708,458        119,092
Office buildings in Phalempine and Joue Les
   Tourse, France leased to DSM Food
   Specialties and Societe de Traitements              3,720,064       451,168    4,478,891                          1,107,879
Office facility in Tours, France leased to
   Bouygues Telecom SA                                10,063,942     1,033,532    9,737,359                          4,640,780
Office facility in Illkirch, France leased to
   Bouygues Telecom SA                                21,803,491                 18,520,178                         10,006,308
Manufacturing facility leased to Swat Fame, Inc.                     3,789,019   13,163,763      1,090,044             317,639
Manufacturing facilities leased to BE Aerospace,       8,971,692     1,860,000   12,538,600                              5,663

                                                                                                                         Life on
                                                                                                                          which
                                                                                                                      Depreciation
                                                          Gross Amount at which Carried                                 in Latest
                                                              at Close of Period (e)         Accumulated              Statement of
                                                        ----------------------------------  Depreciation     Date        Income
                      Description                          Land      Buildings     Total         (e)       Acquired    is Computed
                      -----------                       ----------  ----------  ----------  ------------  ---------   ------------
Operating Method:
Distribution facility leased to Kenyon International
   Emergency Services, Inc.                                166,745     884,772   1,051,517      154,835     1/1/1998     40 yrs.
Retail store leased to Eagle Hardware and Garden, Inc.   4,493,534  11,836,313  16,329,847    1,984,140    4/23/1998     40 yrs.
Office building in Pantin, France leased to eleven
   lessees                                               1,597,493  11,402,121  12,999,614    1,865,389    5/27/1998     40 yrs.
Office facility in Rouen, France leased to Tellit
   Assurances                                              663,150   6,174,239   6,837,389      967,526    6/10/1998     40 yrs.
Portfolio of seven properties in Houston, Texas leased
   to 12 lessees                                         3,260,000  22,951,233  26,211,233    3,774,755    6/15/1998     40 yrs.
Office facility leased to America West Holdings
   Corporation.                                          2,274,782  26,701,663  28,976,445    3,780,828    6/30/1998     40 yrs.
Office facility leased to Sprint Spectrum L.P.           1,466,884  10,391,775  11,858,659    1,514,107     7/1/1998     40 yrs.
Office facility in Rouen, France leased to Direction
   Regional des Affaires Sanitaires et Sociales            257,922   2,423,043   2,680,965      363,921   11/16/1998     40 yrs.
Office facility leased to Cendant Operations, Inc.         351,445   6,551,021   6,902,466    1,028,376    2/19/1999     40 yrs.
Office facility leased to BellSouth
   Telecommunications, Inc.                                720,000   7,827,550   8,547,550      985,343   12/22/1999     40 yrs.
Office buildings in Phalempine and Joue Les Tourse,
   France leased to DSM Food Specialties and Societe
   de Traitements                                          581,606   5,456,332   6,037,938      778,978     5/5/1999     40 yrs.
Office facility in Tours, France leased to Bouygues
   Telecom SA                                            1,497,610  13,914,061  15,411,671    1,476,554     9/1/2000     40 yrs.
Office facility in Illkirch, France leased to Bouygues
   Telecom SA                                                       28,526,486  28,526,486    2,338,203    12/3/2001     40 yrs.
Manufacturing facility leased to Swat Fame, Inc.         3,789,019  14,571,446  18,360,465    1,075,625     1/1/1998     40 yrs.
Manufacturing facilities leased to BE Aerospace,         1,860,000  12,544,263  14,404,263      737,049    9/12/2002     40 yrs.

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2004

                                                                                                      Costs            Increase
                                                                      Initial Cost to Company      Capitalized        (decrease)
                                                                    --------------------------    Subsequent to         in Net
                    Description                      Encumbrances       Land        Buildings    Acquisition (a)   Investments (b)
                    -----------                      ------------   -----------   ------------   ---------------   ---------------
Operating Method: Inc.
Office buildings leased to Omnicom Group, Inc. (c)      4,594,898     2,032,029     10,151,780
Retail stores leased to Kmart Corporation (c)                         1,039,313      4,788,318
Office building leased to Titan Corporation (c)                       4,646,946     19,711,863
Warehouse/office leased to Hibbett Sporting Goods,
   Inc. (c)                                             4,860,520     1,255,668      7,703,604
Office/repair facility leased to Qwest
   Communications, Inc. (c)                             1,579,242       586,369         45,954
Office buildings leased to Xerox Corporation/Photo
   Center and Affiliated Foods SW, Inc. (c)                             850,212      2,938,815
Manufacturing/distribution facility leased to
   EnviroWorks, Inc. (c)                                3,658,595       362,004     10,854,781
Warehouse leased to Sears Logistics Services, Inc.                      974,500      6,979,507
Warehouse leased to Lucent Technologies, Inc. (c)                     1,639,057     10,607,869
                                                     ------------   -----------   ------------     -----------       -----------
                                                     $177,373,027   $91,768,863   $406,473,049     $18,541,974       $13,494,682
                                                     ============   ===========   ============     ===========       ===========

                                                                                                                     Life on which
                                                                                                                     Depreciation
                                                Gross Amount at which Carried                                          in Latest
                                                   at Close of Period (e)                                            Statement of
                                         ------------------------------------------      Accumulated       Date         Income
              Description                    Land        Buildings         Total      Depreciation (e)   Acquired     is Computed
              -----------                -----------   ------------    ------------   ----------------   --------   --------------
Operating Method:
   Inc.
Office buildings leased to Omnicom
   Group, Inc. (c)                         2,032,029     10,151,780      12,183,809           74,023     9/1/2004       40 yrs.
Retail stores leased to Kmart
   Corporation (c)                         1,039,313      4,788,318       5,827,631           34,915     9/1/2004       40 yrs.
Office building leased to Titan
   Corporation (c)                         4,646,946     19,711,863      24,358,809          143,732     9/1/2004       40 yrs.
Warehouse/office leased to Hibbett
   Sporting Goods, Inc. (c)                1,255,668      7,703,604       8,959,272           56,172     9/1/2004       40 yrs.
Office/repair facility leased to Qwest
   Communications, Inc. (c)                  586,369         45,954         632,323              335     9/1/2004       40 yrs.
Office buildings leased to Xerox
   Corporation/Photo Center and
   Affiliated Foods SW, Inc. (c)             850,212      2,938,815       3,789,027           21,429     9/1/2004       40 yrs.
Manufacturing/distribution facility
   leased to EnviroWorks, Inc. (c)           362,004     10,854,781      11,216,785           79,150     9/1/2004       40 yrs.
Warehouse leased to Sears Logistics
   Services, Inc.                            974,500      6,979,507       7,954,007           50,892     9/1/2004       40 yrs.
Warehouse leased to Lucent
   Technologies, Inc. (c)                  1,639,057     10,607,869      12,246,926           77,349     9/1/2004       40 yrs.
                                         -----------   ------------    ------------      -----------
                                         $93,925,850   $436,352,718    $530,278,568      $53,913,863
                                         ===========   ============    ============      ===========

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2004

                                                                                                        Costs          Increase
                                                                          Initial Cost to Company    Capitalized      (Decrease)
                                                                          -----------------------   Subsequent to       in Net
                        Description                         Encumbrances     Land      Buildings   Acquisition (a)  Investment(b)
                        -----------                         ------------  ----------  -----------  ---------------  -------------
Direct Financing Method:
Office buildings and warehouses leased to Unisource
   Worldwide, Inc.                                           $3,503,387   $  331,910  $12,281,102                   $    37,871
Centralized Telephone Bureau leased to Western Union
   Financial Services, Inc.                                                  842,233    4,762,302                      (418,724)
Warehouse and manufacturing buildings leased to Gibson
   Greetings, Inc.                                                         3,495,507   34,016,822                    (3,883,100)
Warehouse and manufacturing buildings leased to CSS
   Industries, Inc.                                                        1,051,005   14,036,912                    (2,228,579)
Manufacturing, distribution and office buildings leased
   to Brodart Co.                                                            445,383   11,323,899                    (5,305,413)
Technology center leased to Faurecia Exhaust Systems, Inc.                   223,585    2,684,424                      (276,580)
Office and research facility leased to Eaton Corporation
   (f/k/a Powerware Corporation)                                                        2,844,120                    (1,326,380)
Manufacturing facility leased to Penberthy Products, Inc.                     70,317    1,476,657                      (367,656)
Manufacturing facility and warehouse leased to DS Group
   Limited                                                                   238,532    3,339,449                    (1,199,858)
Retail stores leased to AutoZone, Inc.                                                 16,416,402                      (384,609)
Retail store leased to Wal-Mart Stores, Inc.                               1,839,303    6,535,144                      (869,560)
Manufacturing and office facilities leased to Sybron
   International Corporation                                               2,273,857   18,078,975       12,728         (635,702)
Manufacturing and office facilities leased to Sybron
   Dental Specialties, Inc.                                                  454,101   13,250,980        9,315          174,479
Manufacturing and office facilities leased to NVR L.P.                       728,683    6,092,840                        41,501
Office/warehouse facilities leased to United Stationers
   Supply Company                                                          1,882,372    5,846,214       26,581       (1,156,540)
Bottling and distribution facilities lease to Dr Pepper
   Bottling Company of Texas                                                           27,598,638                    (1,371,862)

                                                                                           Gross Amount at
                                                                                            which Carried
                                                                                         at Close of Period
                                   Description                                                  Total         Date Acquired
                                   -----------                                           ------------------   -------------
Direct Financing Method:
Office buildings and warehouses leased to Unisource Worldwide, Inc.                          $12,650,883         1/1/1998
Centralized Telephone Bureau leased to Western Union Financial Services, Inc.                  5,185,811         1/1/1998
Warehouse and manufacturing buildings leased to Gibson Greetings, Inc.                        33,629,229         1/1/1998
Warehouse and manufacturing buildings leased to CSS Industries, Inc.                          12,859,338         1/1/1998
Manufacturing, distribution and office buildings leased to Brodart Co.                         6,463,869         1/1/1998
Technology center leased to Faurecia Exhaust Systems, Inc.                                     2,631,429         1/1/1998
Office and research facility leased to Eaton Corporation (f/k/a Powerware Corporation)         1,517,740         1/1/1998
Manufacturing facility leased to Penberthy Products, Inc.                                      1,179,318         1/1/1998
Manufacturing facility and warehouse leased to DS Group Limited                                2,378,123         1/1/1998
Retail stores leased to AutoZone, Inc.                                                        16,031,793         1/1/1998
Retail store leased to Wal-Mart Stores, Inc.                                                   7,504,887         1/1/1998
Manufacturing and office facilities leased to Sybron International Corporation                19,729,858         1/1/1998
Manufacturing and office facilities leased to Sybron Dental Specialties, Inc.                 13,888,875         1/1/1998
Manufacturing and office facilities leased to NVR L.P.                                         6,863,024         1/1/1998
Office/warehouse facilities leased to United Stationers Supply Company                         6,598,627         1/1/1998
Bottling and distribution facilities lease to Dr Pepper Bottling Company of Texas             26,226,776         1/1/1998

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2004

                                                                                                  Gross Amount
                                                                                                    at which
                                                                      Costs          Increase      Carried at
                                       Initial Cost to Company     Capitalized      (Decrease)      Close of
                                      -------------------------   Subsequent to       in Net         Period       Date
      Description       Encumbrances      Land       Buildings   Acquisition (a)  Investment (b)      Total     Acquired
      -----------       ------------  -----------  ------------  ---------------  --------------  ------------  --------
Direct Financing
   Method:
Office buildings
   leased to Amerisure
   Mutual Insurance
   Company (c)             9,821,824    1,965,093    11,884,907        5,919          1,448,829     15,304,748  9/1/2004
                         -----------  -----------  ------------      -------       ------------   ------------
                         $13,325,211  $15,841,881  $192,469,787      $54,543       $(17,721,883)  $190,644,328
                         ===========  ===========  ============      =======       ============   ============

                                                                Initial Cost to Company
                                                    ----------------------------------------------
                                                                      Costs            Increase
                                                                   Capitalized        (decrease)
                                                     Personal     Subsequent to         in Net
      Description           Land       Buildings     Property    Acquisition (a)   Investments (b)
      -----------        ----------   -----------   ----------   ---------------   ---------------
Operating real estate:
Hotel located in:
   Livonia, Michigan     $2,765,094   $11,086,650   $3,277,133      $6,494,138       $(7,500,000)
                         ----------   -----------   ----------      ----------       -----------
                         $2,765,094   $11,086,650   $3,277,133      $6,494,138       $(7,500,000)
                         ==========   ===========   ==========      ==========       ===========

                                                                                                                Life on which
                                    Gross Amount at which Carried                                              Depreciation in
                                        at Close of Period (e)                                                 Latest Statement
                         ---------------------------------------------------                                 of Income Statement
                                                     Personal                     Accumulated       Date         of Income is
      Description           Land       Buildings     Property       Total      Depreciation (e)   Acquired        computed
      -----------        ----------   -----------   ----------   -----------   ----------------   --------   -------------------
Operating real estate:
Hotel located in:
   Livonia, Michigan     $2,765,094    $7,362,690   $5,995,231   $16,123,015      $6,982,836      1/1/1998        7-40 yrs.
                         ----------    ----------   ----------   -----------      ----------
                         $2,765,094    $7,362,690   $5,995,231   $16,123,015      $6,982,836
                         ==========    ==========   ==========   ===========      ==========

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

(e)

                                                             Reconciliation of Real Estate Accounted
                                                                 for Under the Operating Method
                                                                          December 31,
                                                           ------------------------------------------
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
                                                           ============   ============   ============

                                                              Reconciliation of Accumulated Depreciation
                                                                             December 31,
                                                              ------------------------------------------
                                                                   2004          2003          2002
                                                               -----------   -----------   -----------
Balance at beginning of year                                   $45,020,621   $41,716,083   $32,401,204
Depreciation expense                                             9,593,923    10,262,019    10,169,739
Depreciation expense from discontinued operations                  200,046       271,922       312,176
Foreign currency translation adjustment                            783,292       772,590       417,239
Reclassification from/to assets held for sale, operating
   real estate and net investment in direct financing lease        (93,241)   (6,245,358)   (1,362,047)
Dispositions                                                    (1,590,778)   (1,756,635)     (222,228)
                                                               -----------   -----------   -----------
Balance at end of year                                         $53,913,863   $45,020,621   $41,716,083
                                                               ===========   ===========   ===========

                                                   Reconciliation for Operating Real Estate
                                                                December 31,
                                                   ----------------------------------------
                                                       2004          2003          2002
                                                   -----------   -----------   -----------
Balance at beginning of year                       $21,952,052   $ 5,720,760   $ 8,066,244
Additions                                            1,670,963        22,900       384,974
Reclass from real estate accounted for under the
   operating method                                         --    21,952,052            --
Dispositions                                                --    (5,743,660)   (2,730,458)
Impairment charge                                   (7,500,000)           --            --
                                                   -----------   -----------   -----------
Balance at close of year                           $16,123,015   $21,952,052   $ 5,720,760
                                                   ===========   ===========   ===========

                                                             Reconciliation of Accumulated
                                                        Depreciation for Operating Real Estate
                                                                     December 31,
                                                        --------------------------------------
                                                           2004          2003         2002
                                                        ----------   -----------   ----------
Balance at beginning of year                            $5,805,321   $ 1,664,817   $2,076,314
Depreciation expense                                     1,177,515            --      328,297
Depreciation expense from discontinued operations               --       170,219      154,491
Dispositions                                                    --    (1,835,036)    (889,848)
Reclassification from real estate accounted for under
   the operating method                                         --     5,805,321       (4,437)
                                                        ----------   -----------   ----------
Balance at end of year                                  $6,982,836   $ 5,805,321   $1,664,817
                                                        ==========   ===========   ==========

                                                         APPENDIX A TO FORM 10-K

                             W. P. CAREY & CO. LLC

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (as restated)

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Subsequent to filing the Annual Report on Form 10-K with the SEC on March 15, 2005, management became aware of an error in the calculation of our provision for income taxes. As a result of the discovery of this error, management, after consultation with our Audit Committee, determined that the audited financial statements included in our 2004 Annual Report on Form 10-K for the year ended December 31, 2004 should be restated to correct the error. In view of this error, management concluded that as of December 31, 2004, we did not maintain effective controls over the calculation and review of the provision for income taxes.
Specifically, the controls relating to the determination of certain deferred temporary differences did not detect that the temporary differences had been misclassified as a deferred tax liability rather than a deferred tax asset at December 31, 2004 and resulted in an overstatement of the provision for income taxes and the net deferred tax liability. This control deficiency resulted in the restatement of deferred taxes and the provision for income taxes in our consolidated financial statements as of December 31, 2004 and of the unaudited quarterly results as of and for the period ended December 31, 2004. Additionally, this control deficiency could result in a misstatement to deferred income taxes and the provision for income taxes that would result in a material misstatement to the annual or interim financial statements. Accordingly, management determined that this control deficiency constitutes a material weakness.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management had previously concluded that we maintained effective internal control over financial reporting as of December 31, 2004. In connection with the restatement described above, management has determined that the material weakness described above existed as of December 31, 2004. Accordingly, management has restated this report to include this material weakness. Because of this material weakness, management concluded that, as of December 31, 2004, we did not maintain effective internal control over financial reporting, based on criteria set forth in Internal Control-Integrated Framework.

Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We began to address our material weakness in internal control over financial reporting with respect to the calculation and review of estimated deferred taxes in May 2005 by implementing, in connection with the preparation of our first quarter financial statements, a more in-depth and comprehensive review of the calculation of the provision for income taxes, including review of this calculation by an additional level of management.

We also commenced an assessment of other methods intended to improve both the preparation and review of this calculation. We expect to complete our assessment and implement additional procedures to address the material weakness during the second quarter of 2005. We believe that, once fully implemented, these remediation steps will be sufficient to address the material weakness discussed above.

Except for the item discussed above, there were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

SELECTED FINANCIAL DATA

(In thousands except per share amounts)

                                                                Restated
                                                                2004 (6)      2003       2002       2001       2000
                                                               ----------   --------   --------   --------   --------
Operating Data:
Revenues (1)                                                   $  227,774   $159,238   $152,404   $120,493   $101,469
Income (loss) from continuing operations (2)                       71,038     62,562     44,138     31,079    (12,688)
Basic earnings (loss) from continuing operations per share           1.90       1.71       1.24        .90       (.43)
Diluted earnings (loss) from continuing operations per share         1.82       1.64       1.21        .89       (.43)
Net income (loss)                                                  65,841     62,878     46,588     35,761     (9,278)
Basic earnings (loss) per share                                      1.76       1.72       1.31       1.04       (.31)
Diluted earnings (loss) per share                                    1.69       1.65       1.28       1.02       (.31)
Cash dividends paid                                                65,073     62,978     60,708     58,048     49,957
Cash provided by operating activities                              98,849     67,295     75,896     58,877     58,222
Cash dividends declared per share                                    1.76       1.73       1.72       1.70       1.69
Payment of mortgage principal (3)                                   9,428      8,548      8,428      8,230      7,590
Balance Sheet Data:
Real estate, net (4)                                           $  485,505   $421,543   $440,193   $435,629   $433,867
Net investment in direct financing leases                         190,644    182,452    189,339    258,041    287,876
Total assets                                                    1,013,539    906,505    893,524    915,883    904,242
Long-term obligations (5)                                         278,821    158,605    226,102    287,903    176,657

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

(6) The information contained in the selected financial data has been restated for 2004. See Note 2 for discussion of the Restatement. The impact of the Restatement is as follows:

                                                               As Previously
                                                                  Reported                  Restated
                                                                    2004       Adjustment     2004
                                                               -------------   ----------   --------
Operating Data:
Income (loss) from continuing operations                          $69,048        $1,990      $71,038
Basic earnings (loss) from continuing operations per share           1.85           .05         1.90
Diluted earnings (loss) from continuing operations per share         1.77           .05         1.82
Net income (loss)                                                  63,851         1,990       65,841
Basic earnings (loss) per share                                      1.71           .05         1.76
Diluted earnings (loss) per share                                    1.64           .05         1.69

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands except share and per share amounts)

The following discussion and analysis of financial condition and results of operations of W. P. Carey & Co. LLC contain forward-looking statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004. As used in this Annual Report on Form 10-K/A, the terms "the Company," "we," "us" and "our" include W.
P. Carey and Co, LLC, its consolidated subsidiaries and predecessors, unless otherwise indicated. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "expect," "estimate," "intend," "could," "should," "would," "may," "seeks," "plans" or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, those described in Item 1 of this Annual Report on Form 10-K/A. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved.

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

How Management Evaluates Results of Operations

Management evaluates our results with a primary focus on increasing and enhancing the value, quality and amount of the assets under management by our management services operations and seeking to increase value in our real estate operations through focusing efforts on underperforming assets through re-leasing efforts, including negotiation of lease renewals, or selectively selling such assets. The ability to increase assets under management by structuring acquisitions on behalf of the CPA(R) REITs is affected, among other things, by the CPA(R) REITs ability to raise capital. During 2004, we managed CPA(R):16-Global's "best efforts" public offering. CPA(R):16-Global suspended this offering in December 2004 for an unspecified time and subsequently withdrew its offering. CPA(R):16-Global has filed a registration statement, which is not yet effective, for a second offering. (See "Significant Developments During 2004" section of Item 1 to this Annual Report.)

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

Our operations consist of the investment in and the leasing of industrial and commercial real estate. Management's evaluation of the sources of lease revenues for the years ended December 31, 2004, 2003 and 2002 are as follows:

                                                 2004      2003      2002
                                               -------   -------   -------
Rental income from operating leases            $46,472   $43,992   $44,304
Interest income from direct financing leases    21,322    20,655    22,298
                                               -------   -------   -------
                                               $67,794   $64,647   $66,602
                                               =======   =======   =======

For the years ended December 31, 2004, 2003 and 2002, we earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

                                                          Years Ended December 31,
                                                        ---------------------------
                                                          2004      2003      2002
                                                        -------   -------   -------
Bouygues Telecom, S.A. (a) (b)                          $ 4,436   $ 3,915   $ 3,221
Dr Pepper Bottling Company of Texas                       4,334     4,290     4,405
Detroit Diesel Corporation                                4,158     4,158     4,158
Gibson Greetings, Inc., a wholly owned subsidiary of
   American Greetings, Inc.                               3,578     3,593     4,149
America West Holdings Corp.                               2,838     2,738     2,539
Orbital Sciences Corporation                              2,747     2,655     2,655
Quebecor Printing Inc.                                    2,653     2,632     2,563
AutoZone, Inc.                                            2,362     2,393     2,411
Sybron International Corporation                          2,286     2,083     2,164
Sybron Dental Specialties Inc.                            1,770     1,613     1,613
Unisource Worldwide, Inc.                                 1,705     1,710     1,732
CSS Industries, Inc.                                      1,637     1,647     1,656
BE Aerospace, Inc.                                        1,585     1,620       433
Sprint Spectrum L.P.                                      1,425     1,425     1,425
Eagle Hardware & Garden, Inc., a wholly                   1,306     1,338     1,313
owned subsidiary of Lowe's Companies Inc. Brodart Co.     1,273     1,235     1,519
AT&T Corporation                                          1,259     1,259     1,259
United States Postal Service                              1,233     1,233     1,233
BellSouth Telecommunications, Inc.                        1,224     1,224     1,224
Lockheed Martin Corporation                               1,094     1,196     1,389
Cendant Operations, Inc.                                  1,093     1,075     1,075
Swat-Fame, Inc.                                           1,086       885       749
United Space Alliance                                     1,051       951       885
Anthony's Manufacturing Company, Inc.                     1,019     1,019     1,019
Other (a) (b)                                            18,642    16,760    19,813
                                                        -------   -------   -------
                                                        $67,794   $64,647   $66,602
                                                        =======   =======   =======

(a) Lease revenue applicable to minority interest in the consolidated amounts above total $1,597, $1,316 and $766 as of December 31, 2004, 2003 and 2002
     respectively.

(b) Includes amounts subject to fluctuations in foreign currency exchange rates.

We recognize income from equity investments of which lease revenues are a significant component. Our ownership interests range from 18.54% to 50%. For the year ended December 31, 2004, 2003 and 2002, our share of net lease revenues in the following lease obligations was as follows:

                                       Years Ended December 31,
                                      -------------------------
                                        2004     2003     2002
                                      -------   ------   ------
Carrefour France, SA (a) (b)          $ 3,417   $  253   $   --
Federal Express Corporation             2,668    2,639    2,610
CheckFree Holdings Corporation Inc.     2,180    2,128    2,108
Sicor, Inc. (c)                           557       --       --
Information Resources, Inc.             1,644    1,644    1,644
Hologic, Inc. (d)                       1,136    1,136      382
Childtime Childcare, Inc.                 472      470      183
Titan Corporation                         352      517      507
                                      -------   ------   ------
                                      $12,426   $8,787   $7,434
                                      =======   ======   ======

(a) Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b) We acquired our interest in this property during the fourth quarter of 2003.

(c)  Includes the CIP(R) real estate interests acquired in September 2004.

(d) We acquired our interest in this property during the fourth quarter of 2002.

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

RESTATEMENT OF FINANCIAL STATEMENTS

As previously disclosed in our Form 8-K dated May 10, 2005, in the course of determining our deferred tax provision for the first quarter of 2005 in connection with preparing our financial statements for that quarter, we discovered that, as a result of a clerical error that was not detected during the year-end review process, the amount of deferred taxes of a subsidiary engaged in the development of a single property had been incorrectly entered in a calculation of our consolidated estimated deferred taxes for the quarter and the year ended December 31, 2004. The error resulted in an overstatement of our provision for income taxes of $1,990 and an understatement of income from continuing operations and net income for the quarterly and annual periods ended December 31, 2004. Additionally, this resulted in an overstatement of deferred taxes payable and an understatement of members' equity at December 31, 2004. No other periods were affected by this error. We have restated our 2004 financial statements to correct the calculation of deferred taxes.

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

A summary of comparative results of these business segments is as follows:

                                                                               REAL ESTATE OPERATIONS
                                                           --------------------------------------------------------------
                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                           --------------------------------------------------------------
                                                             2004       2003      CHANGE     2003       2002       CHANGE
                                                           --------   --------   -------   --------   --------   --------
Lease revenue                                              $ 67,794   $ 62,847   $ 4,947   $ 62,847   $ 64,077   $ (1,230)
Other operating income                                        5,798      5,233       565      5,233      1,258      3,975
                                                           --------   --------   -------   --------   --------   --------
   Total revenue                                             73,592     68,080     5,512     68,080     65,335      2,745
Depreciation and amortization                                10,841      9,474     1,367      9,474     10,213       (739)
General and administrative expenses                           3,561      1,893     1,668      1,893      1,456        437
Property expenses                                             5,651      5,854      (203)     5,854      5,281        573
Impairment charges and loan losses                            7,048      1,480     5,568      1,480     20,510    (19,030)
                                                           --------   --------   -------   --------   --------   --------
   Operating expenses                                        27,101     18,701     8,400     18,701     37,460    (18,759)
                                                           --------   --------   -------   --------   --------   --------
                                                             46,491     49,379    (2,888)    49,379     27,875     21,504
Other interest income                                           270        248        22        248        542       (294)
Minority interest in (income) loss                             (489)      (168)     (321)      (168)       120       (288)
Income (loss) from equity investments                         3,665      3,149       516      3,149       (895)     4,044
Interest expense                                            (14,803)   (14,982)      179    (14,982)   (15,893)       911
Gain on foreign currency transactions                         1,222         48     1,174         48         --         48
Gain on sales of real estate and securities                      --         --        --         --     12,415    (12,415)
                                                           --------   --------   -------   --------   --------   --------
   Income from continuing operations before income taxes     36,356     37,674    (1,318)    37,674     24,164     13,510
Provision for income taxes                                   (1,437)    (1,401)      (36)    (1,401)    (1,496)        95
                                                           --------   --------   -------   --------   --------   --------
   Income from continuing operations                       $ 34,919   $ 36,273   $(1,354)  $ 36,273   $ 22,668   $ 13,605
                                                           ========   ========   =======   ========   ========   ========

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

2003 VS. 2002 - For the comparable years ended December 31, 2003 and 2002, depreciation expense decreased $739. The decrease is primarily the result of certain intangibles becoming fully amortized in 2003, which resulted in a decrease of $1,356. This decrease was partially offset by additional depreciation of $228 related to the acquisition of the BE Aerospace properties in 2002, and increases in depreciation for capital improvements on existing properties and the effect of increases in average foreign currency exchange rates.

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

                                    2004         2003         2002
                                 IMPAIRMENT   IMPAIRMENT   IMPAIRMENT
PROPERTY                           CHARGES      CHARGES      CHARGES                         REASON
--------                         ----------   ----------   ----------                        ------
Meristar operating partnership                                          Evaluation determined that investment value has
   units                                                     $ 4,596    declined
                                                                        Decline in unguaranteed residual value of
Cincinnati, Ohio                                               4,588    property
                                                                        Decline in unguaranteed residual value of
Williamsport, Pennsylvania                                     3,486    property
                                                                        Decline in unguaranteed residual value of
Memphis, Tennessee                 $2,337                               property
Winona, Minnesota                   1,250                               Loan loss related to sale of property
Various properties                                                      Decline in unguaranteed residual value of
                                    2,911       $1,480         7,840    properties or decline in asset value
                                                                        Evaluation determined that property value has
Bay Minette, Alabama                  550           --            --    declined
                                   ------       ------       -------
   Impairment charges from
      continuing operations        $7,048       $1,480       $20,510
                                   ======       ======       =======
Toledo, Ohio                       $4,700                               Property sold for less than carrying value
Winona, Minnesota                                            $ 4,000    Property sold for less than carrying value
Frankenmuth, Michigan               1,000                               Property to be sold for less than carrying value
Lancaster, Pennsylvania                         $1,430                  Property sold for less than carrying value
Various properties                  1,850        1,530         4,901    Decided to sell property or property value
                                   ------       ------       -------    has declined
  Impairment charges from
    discontinued operations        $7,550       $2,960       $ 8,901
                                   ======       ======       =======

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

2003 VS. 2002 - For the comparable years ended December 31, 2003 and 2002, income from equity investments increased $4,044, primarily due to the conversion of our ownership interest in MeriStar to publicly traded common stock in 2003. For the year ended December 31, 2002, we incurred a loss from the MeriStar investment of $3,019, which was included in equity income. We now account for our investment in common stock of MeriStar as an available-for-sale security and, -8- therefore record income as dividends are earned and no longer recognize our share of MeriStar's reported net income or loss. Equity income for 2003 was also affected by the acquisition, in December 2002, of a jointly controlled tenancy-in-common interest in the Hologic, Inc. properties, which contributed $530 and increases in the earnings of our equity investees.

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

                                                                    MANAGEMENT SERVICES OPERATIONS
                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------------------
                                                    Restated
                                                      2004       2003      CHANGE      2003       2002      CHANGE
                                                    --------   --------   --------   --------   --------   -------
Management income from affiliates                   $106,362   $ 88,060   $ 18,302   $ 88,060   $ 84,255   $ 3,805
Incentive and subordinated disposition fees           42,095         --     42,095         --         --        --
                                                    --------   --------   --------   --------   --------   -------
   Total revenue                                     148,457     88,060     60,397     88,060     84,255     3,805
Depreciation and amortization                          9,366      7,123      2,243      7,123      7,575      (452)
General and administrative                            47,424     41,802      5,622     41,802     41,133       669
                                                    --------   --------   --------   --------   --------   -------
   Operating expenses                                 56,790     48,925      7,865     48,925     48,708       217
                                                    --------   --------   --------   --------   --------   -------
Income from continuing operations before other
   interest income, minority interest, equity
   income, interest expense and taxes                 91,667     39,135     52,532     39,135     35,547     3,588
Other interest income                                  2,857      2,323        534      2,323      1,098     1,225
Minority interest in (income) loss                    (1,010)      (202)      (808)      (202)        --      (202)
Income from equity investments                         1,643        859        784        859        452       407
Interest expense                                         (35)        --        (35)        --         --        --
                                                    --------   --------   --------   --------   --------   -------
   Income from continuing operations before taxes     95,122     42,115     53,007     42,115     37,097     5,018
Provision for income taxes                           (49,547)   (17,715)   (31,832)   (17,715)   (16,587)   (1,128)
                                                    --------   --------   --------   --------   --------   -------
   Income from continuing operations                $ 45,575   $ 24,400   $ 21,175   $ 24,400   $ 20,510   $ 3,890
                                                    ========   ========   ========   ========   ========   =======

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

Provision for Income Taxes

2004 VS. 2003 - For the comparable years ended December 31, 2004 and 2003, the provision for income taxes increased $31,832 (restated) due to increased pre-tax earnings in 2004 as discussed above. Approximately 95% of our management revenue in 2004, which increased $60,397 as compared to 2003, was earned by a taxable, wholly owned subsidiary. The effective income tax rate for 2004 was 52% as compared to 42% in 2003. The increase is primarily due to increases in state and local taxes, and increases in permanent differences, such as certain stock based compensation, which are not deductible for income tax purposes, but are recorded as expenses for financial reporting purposes.

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

Income from Continuing Operations

2004 VS. 2003 - For the comparable years ended December 31, 2004 and 2003, income from continuing operations increased $21,175 (restated) primarily due to fees earned in connection with the Merger and increased management fees earned in connection with 2004 fundraising and acquisition activity on behalf of the CPA(R) REITs. These increases were primarily offset by an increase in the provision for income taxes. These variances are all described above.

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

Investing Activities

Our investing activities are generally comprised of real estate transactions (purchases and sales) and capitalized property related costs. During the year, we used $111,230 to purchase 17 properties from CIP(R) (see Item 1 "Significant Developments in 2004" for further details). Substantially all cash used for this purchase came from borrowings under our credit facility and fees received from the merger. In connection with this purchase, we also assumed existing limited recourse mortgages on the properties of $27,003. Other investing activities included $4,094 to fulfill obligations related to the November 2003 purchase of our 22.5% interest in the eight Carrefour, S.A. properties in France and $1,596 of capital expenditures at several existing properties. In January 2004, we paid our annual installment of deferred acquisition fees of $524 to our former management company relating to 1998 and 1999 property acquisitions. The remaining obligation is $1,709. We intend to use cash from operations to fund the remaining obligation.

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

                     DECEMBER 31, 2004         DECEMBER 31, 2003
                  -----------------------   -----------------------
                   MAXIMUM    OUTSTANDING    MAXIMUM    OUTSTANDING
                  AVAILABLE     BALANCE     AVAILABLE     BALANCE
                  ---------   -----------   ---------   -----------
Credit Facility    $225,000     $102,000     $225,000     $29,000

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

                                                         Less than                 3-5     More than
                                                Total      1 Year    1-3 Years    Years     5 years
                                              --------   ---------   ---------   -------   ---------
Limited recourse mortgage notes payable (1)   $251,156    $26,856     $ 71,342   $64,566    $88,392
Unsecured note payable (1)                     110,720         --      110,720        --         --
Deferred acquisition fees (1)                    1,931        627        1,159       145         --
Development project (2)                          2,000      2,000           --        --         --
Operating leases (3)                             8,086        646        1,513     1,535      4,392
                                              --------    -------     --------   -------    -------
                                              $373,893    $30,129     $184,734   $66,246    $92,784
                                              ========    =======     ========   =======    =======

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

We and Carey Financial Corporation ("Carey Financial"), our wholly-owned broker-dealer subsidiary, are currently subject to an SEC investigation into payments made to third party broker dealers in connection with the distribution of REITs managed by us and other matters. Although no regulatory action has been initiated against us or Carey Financial in connection with the matters being investigated, it is possible that the Commission may pursue an action in the future. The potential timing of any such action and the nature of the relief or remedies the Commission may seek cannot be predicted at this time. If such an action is brought, it could materially affect our cash requirements. See Item 3 Legal Proceedings for a discussion of this investigation.

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

CRITICAL ACCOUNTING ESTIMATES

A summary of our significant accounting policies is described in note 3 to the consolidated financial statements. Many of these accounting policies require certain judgment and the use of certain estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. Those accounting policies that require significant estimation and/or judgment are listed below.

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

The value attributed to tangible assets is determined in part using a discount cash flow model which is intended to approximate what a third party would pay to purchase the property as vacant and rent at current "market" rates. In applying the model, we assume that the disinterested party would sell the property at the end of a market lease term. Assumptions used in the model are property-specific as it is available; however, when certain necessary information is not available, we will use available regional and property-type information. Assumptions and estimates include a discount rate or internal rate of return, marketing period necessary to put a lease in place, carrying costs during the marketing period, leasing commissions and tenant improvements allowances, market rents and growth factors of such rents, market lease term and a cap rate to be applied to an estimate of market rent at the end of the market lease term.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("FAS 123R"), which requires that the fair value of all stock and other equity-based compensation be treated as an expense that is reflected in the income statement. Note 3 to the consolidated financial statements of this Annual Report on Form 10-K/A contains pro forma disclosures regarding the effect on net income and earnings per share as if we had applied the fair value method of accounting for stock-based compensation. Depending on the model used to calculate stock-based compensation expense in the future and other requirements of FAS 123R, the pro forma disclosure may not be indicative of the stock-based compensation expense that will be recognized in our future financial statements. FAS 123R is effective for periods beginning after June 15, 2005, and allows two different methods of transition. We expect to implement FAS 123R beginning with the third quarter of fiscal 2005, which begins on July 1, 2005. We are currently evaluating this new standard and models that may be used to calculate future stock-based compensation expense.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

W. P. Carey & Co LLC:

We have completed an integrated audit of W. P. Carey & Co LLC's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of W. P. Carey & Co LLC and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2004 financial statements.

Internal control over financial reporting

Also, we have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that W.P. Carey & Co. LLC did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over the calculation of deferred taxes, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. As of December 31, 2004, the Company did not maintain effective controls over the calculation and review of the provision for income taxes. Specifically, the controls relating to the determination of certain deferred temporary differences did not detect that the temporary differences had been misclassified as a deferred tax liability rather than a deferred tax asset at December 31, 2004 and resulted in an overstatement of the provision for income taxes and the net deferred tax liability. This control deficiency resulted in the restatement of deferred taxes and the provision for income taxes in the Company's consolidated financial statements as of December 31, 2004 and of the unaudited quarterly results as of and for the period ended December 31, 2004. Additionally, this control deficiency could result in a misstatement to deferred income taxes and the provision for income taxes that would result in a material misstatement to the annual or interim financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004. In connection with the restatement of the Company's consolidated financial statements described in Note 2 to the consolidated financial statements, management has determined that the material weakness described above existed as of December 31, 2004. Accordingly, Management's Report on Internal Control Over Financial Reporting has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

In our opinion, management's assessment that W. P. Carey & Co. LLC did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control -- Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weakness described above on the achievement of the objectives of the control criteria, W.P. Carey & Co. LLC has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the COSO.


/s/ PricewaterhouseCoopers LLP

New York, New York

March 15, 2005, except for the restatement described in Note 2 to the consolidated financial statements and the matter referenced in the penultimate paragraph of Management's Report on Internal Control Over Financial Reporting as to which the date is May 16, 2005.

                              W. P. CAREY & CO. LLC

                           CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts)

                                                                                      December 31,
                                                                                 ----------------------
                                                                                  Restated
                                                                                    2004         2003
                                                                                 ----------   ---------
                                    ASSETS:
Real estate leased to others:
   Accounted for under the operating method, net of accumulated
      depreciation of $53,914 and $45,021 at December 31, 2004 and 2003          $  476,365   $ 400,717
   Net investment in direct financing leases                                        190,644     182,452
                                                                                 ----------   ---------
      Real estate leased to others                                                  667,009     583,169
Operating real estate, net of accumulated depreciation of $6,983 and
   $5,805 at December 31, 2004 and 2003                                               9,140      16,147
Real estate under construction and redevelopment                                         --       4,679
Equity investments                                                                  110,379      82,800
Assets held for sale                                                                 12,802      13,609
Cash and cash equivalents                                                            16,715      24,359
Due from affiliates                                                                  63,471      50,917
Goodwill                                                                             63,607      63,607
Intangible assets, net of accumulated amortization of $35,610 and $25,262
   at December 31, 2004 and 2003                                                     50,501      38,528
Other assets, net of accumulated amortization of $1,494 and $2,716 and reserve
   for uncollected rent of $2,601 and $2,600 at December 31, 2004 and 2003           19,915      28,690
                                                                                 ----------   ---------
      Total assets                                                               $1,013,539   $ 906,505
                                                                                 ==========   =========
              LIABILITIES, MINORITY INTEREST AND MEMBERS' EQUITY:
Liabilities :
Mortgage notes payable                                                           $  190,698   $ 180,193
Notes payable                                                                       102,000      29,000
Accrued interest                                                                      1,389       1,163
Dividends payable                                                                    16,626      15,987
Due to affiliates                                                                     2,033      20,444
Accounts payable and accrued expenses                                                19,838      16,249
Prepaid rental income and security deposits                                           4,881       4,267
Accrued income taxes                                                                  3,909       1,810
Deferred income taxes, net                                                           38,359      29,532
Other liabilities                                                                    11,748      11,221
                                                                                 ----------   ---------
      Total liabilities                                                             391,481     309,866
                                                                                 ----------   ---------
Minority interest                                                                     1,407       1,852
                                                                                 ----------   ---------
Commitments and contingencies
Members' Equity:
Listed shares, no par value, 37,523,462 and 36,745,027 shares issued and
   outstanding at December 31, 2004 and 2003                                        734,658     709,724
Dividends in excess of accumulated earnings                                        (112,441)   (112,570)
Unearned compensation                                                                (5,366)     (4,863)
Accumulated other comprehensive income                                                3,800       2,496
                                                                                 ----------   ---------
      Total members' equity                                                         620,651     594,787
                                                                                 ----------   ---------
      Total liabilities, minority interest and members' equity                   $1,013,539   $ 906,505
                                                                                 ==========   =========

The accompanying notes are an integral part of the consolidated financial statements.

                              W. P. CAREY & CO. LLC

                        CONSOLIDATED STATEMENTS of INCOME
                (In thousands except share and per share amounts)

                                                                                 For the years ended December 31,
                                                                             ---------------------------------------
                                                                               Restated
                                                                                 2004          2003          2002
                                                                             -----------   -----------   -----------
Revenues:
   Management income from affiliates                                         $   106,362   $    88,060   $    84,255
   Incentive and subordinated disposition fees                                    42,095            --            --
   Rental income                                                                  46,472        43,992        44,304
   Interest income from direct financing leases                                   21,322        20,655        22,298
   Other operating income                                                          5,798         5,233         1,258
   Revenues of other business operations                                           5,725         1,298           289
                                                                             -----------   -----------   -----------
                                                                                 227,774       159,238       152,404
                                                                             -----------   -----------   -----------
Operating Expenses:
   Depreciation                                                                   11,311        10,432         9,767
   Amortization                                                                   10,074         7,296         9,208
   General and administrative                                                     50,985        43,698        42,592
   Property expenses                                                               5,893         5,929         5,945
   Impairment charge on real estate and investments and loan losses               14,548         1,480        20,510
   Operating expenses of other business operations                                 6,261            --            --
                                                                             -----------   -----------   -----------
                                                                                  99,072        68,835        88,022
                                                                             -----------   -----------   -----------
      Income from continuing operations before other interest
         income, minority interest, equity investments,
         interest expense, gains and losses and income taxes                     128,702        90,403        64,382
Other interest income                                                              3,127         2,571         1,640
Minority interest in (income) loss                                                (1,499)         (370)          120
Income (loss) from equity investments                                              5,308         4,008          (443)
Interest expense                                                                 (14,838)      (14,982)      (15,893)
Gain on foreign currency transactions and sale of securities                       1,222            48            94
                                                                             -----------   -----------   -----------
      Income from continuing operations before income taxes and gain
         on sale of real estate                                                  122,022        81,678        49,900
Provision for income taxes                                                       (50,984)      (19,116)      (18,083)
                                                                             -----------   -----------   -----------
      Income from continuing operations before gain on sale of real estate        71,038        62,562        31,817
                                                                             -----------   -----------   -----------
Discontinued operations:
   Income from operations of discontinued properties                               2,263         2,038         8,657
   Gain on sale of real estate                                                        90         1,238         2,694
   Impairment charges on properties held for sale                                 (7,550)       (2,960)       (8,901)
                                                                             -----------   -----------   -----------
   (Loss) income from discontinued operations                                     (5,197)          316         2,450
                                                                             -----------   -----------   -----------
Gain on sale of real estate                                                           --            --        12,321
                                                                             -----------   -----------   -----------
   Net income                                                                $    65,841   $    62,878   $    46,588
                                                                             ===========   ===========   ===========
Basic earnings (loss) per share:
   Income from continuing operations                                         $      1.90   $      1.71   $      1.24
   (Loss) income from discontinued operations                                       (.14)          .01           .07
                                                                             -----------   -----------   -----------
      Net income                                                             $      1.76   $      1.72   $      1.31
                                                                             ===========   ===========   ===========
Diluted earnings (loss) per share:
   Income from continuing operations                                         $      1.82   $      1.64   $      1.21
   (Loss) income from discontinued operations                                       (.13)          .01           .07
                                                                             -----------   -----------   -----------
      Net income                                                             $      1.69   $      1.65   $      1.28
                                                                             ===========   ===========   ===========
Weighted average shares outstanding:
      Basic                                                                   37,417,918    36,566,338    35,530,334
                                                                             ===========   ===========   ===========
      Diluted                                                                 38,904,725    38,008,762    36,265,230
                                                                             ===========   ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                             W. P. CAREY & CO. LLC

                   CONSOLIDATED STATEMENTS of MEMBERS' EQUITY
              For the years ended December 31, 2002, 2003 and 2004
                (In thousands except share and per share amounts)

                                                                                  Dividends
                                                                                  in Excess
                                                                                      of
                                                                       Paid-in   Accumulated     Unearned
                                                           Shares      Capital     Earnings    Compensation
                                                        -----------   --------   -----------   ------------
Balance at December 31, 2001                             34,742,436   $664,751    $ (97,200)     $(4,454)
                                                         ==========   ========    =========      =======
Cash proceeds on issuance of shares, net                    528,479     10,086
Shares issued in connection with services rendered            5,755        390
Shares issued in connection with prior acquisition          500,000     10,440
Shares and options issued under share incentive plans       170,768      3,913                    (3,913)
Forfeitures                                                  (3,328)       (70)                       70
Dividends declared                                                                  (61,358)
Tax benefit - share incentive plans                                      1,084
Amortization of unearned compensation                                                              2,626
Net income                                                                           46,588
Other comprehensive income:
Change in unrealized gains on marketable securities
Foreign currency translation adjustment
Comprehensive income:
                                                         ----------   --------    ---------      -------
Balance at December 31, 2002                             35,944,110   $690,594    $(111,970)     $(5,671)
                                                         ----------   --------    ---------      -------
Cash proceeds on issuance of shares, net                    412,012      7,789
Shares issued in connection with services rendered
   and properties acquired                                    5,846        160
Shares issued in connection with prior acquisition          400,000      8,909
Shares and options issued under share incentive plans        47,550      1,212                    (2,827)
Forfeitures                                                  (9,726)      (132)                       99
Dividends declared                                                                  (63,478)
Tax benefit - share incentive plans                                      2,700
Amortization of unearned compensation                                                              3,536
Repurchase of shares                                        (54,765)    (1,508)
Net income                                                                           62,878
Other comprehensive income:
Change in unrealized gains on marketable securities
Foreign currency translation adjustment
Comprehensive income:
                                                         ----------   --------    ---------      -------
Balance at December 31, 2003                             36,745,027   $709,724    $(112,570)     $(4,863)
                                                         ----------   --------    ---------      -------
Cash proceeds on issuance of shares, net                    274,262      6,649
Shares issued in connection with services rendered            8,938        271
Shares issued in connection with prior acquisition          500,000     13,734
Shares and options issued under share incentive plans       118,683      3,538                    (4,409)
Forfeitures                                                 (32,869)      (138)                      138
Dividends declared                                                                  (65,712)
Tax benefit - share incentive plans                                      3,423
Amortization of unearned compensation                                                              3,768
Repurchase and retirement of shares                         (90,579)    (2,543)
Net income                                                                           65,841
Other comprehensive income:
Change in unrealized gains on marketable securities
Foreign currency translation adjustment
Comprehensive income:
                                                         ----------   --------    ---------      -------
Balance at December 31, 2004 (Restated)                  37,523,462   $734,658    $(112,441)     $(5,366)
                                                         ==========   ========    =========      =======

                                                                          Accumulated
                                                                             Other
                                                         Comprehensive   Comprehensive
                                                         Income (Loss)    Income(Loss)     Total
                                                         -------------   -------------   --------
Balance at December 31, 2001                                                $(3,432)     $559,665
                                                                            =======      ========
Cash proceeds on issuance of shares, net                                                   10,086
Shares issued in connection with services rendered                                            390
Shares issued in connection with prior acquisition                                         10,440
Shares and options issued under share incentive plans
   Forfeitures  Dividends declared                                                        (61,358)
Tax benefit - share incentive plans                                                         1,084
Amortization of unearned compensation                                                       2,626
Net income                                                  $46,588                        46,588
Other comprehensive income:
Change in unrealized gains on marketable securities              12
Foreign currency translation adjustment                       1,355
                                                            -------         -------      --------
                                                              1,367           1,367         1,367
                                                            -------
Comprehensive income:                                       $47,955
                                                            -------
Balance at December 31, 2002                                                $(2,065)     $570,888
                                                                            -------      --------
Cash proceeds on issuance of shares, net                                                    7,789
Shares issued in connection with services rendered and
   properties acquired                                                                        160
Shares issued in connection with prior acquisition                                          8,909
Shares and options issued under share incentive plans                                      (1,615)
Forfeitures                                                                                   (33)
Dividends declared                                                                        (63,478)
Tax benefit - share incentive plans                                                         2,700
Amortization of unearned compensation                                                       3,536
Repurchase of shares                                                                       (1,508)
Net income                                                  $62,878                        62,878
Other comprehensive income:
Change in unrealized gains on marketable securities           2,567
Foreign currency translation adjustment                       1,994
                                                            -------
                                                              4,561           4,561         4,561
                                                            -------
Comprehensive income:                                       $67,439
                                                            -------         -------      --------
Balance at December 31, 2003                                                $ 2,496      $594,787
                                                                            -------      --------
Cash proceeds on issuance of shares, net                                                    6,649
Shares issued in connection with services rendered                                            271
Shares issued in connection with prior acquisition                                         13,734
Shares and options issued under share incentive plans                                        (871)
Forfeitures
Dividends declared                                                                        (65,712)
Tax benefit - share incentive plans                                                         3,423
Amortization of unearned compensation                                                       3,768
Repurchase and retirement of shares                                                        (2,543)
Net income                                                  $65,841                        65,841
Other comprehensive income:
Change in unrealized gains on marketable securities           1,467
Foreign currency translation adjustment                        (163)
                                                            -------
                                                              1,304           1,304         1,304
                                                            -------
Comprehensive income:                                       $67,145
                                                            -------         -------      --------
Balance at December 31, 2004 (Restated)                                     $ 3,800      $620,651
                                                                            =======      ========

The accompanying notes are an integral part of the consolidated financial statements.

                              W. P. CAREY & CO. LLC

                      CONSOLIDATED STATEMENTS of CASH FLOWS

                                                                  For the years ended December 31,
                                                                 ---------------------------------
                                                                  Restated
                        (In thousands)                              2004        2003        2002
                                                                 ---------   ---------   ---------
Cash flows from operating activities:
   Net income                                                    $  65,841   $  62,878   $  46,588
   Adjustments to reconcile net income to net cash provided by continuing operating activities:
   Loss (income) from discontinued operations, including
      impairment charges and gain on sale                            5,197        (316)     (2,450)
   Depreciation and amortization of intangibles assets and
      deferred financing costs                                      22,096      18,589      19,811
   Equity income in excess of distributions                           (793)        (23)        (54)
   Loss (gain) on sales of real estate and securities, net              --         578     (12,415)
   Minority interest in income (loss)                                1,499         370        (120)
   Straight-line rent adjustments and amortization of deferred
      income and rent related intangibles                            1,732         925        (719)
   Management income received in shares of affiliates              (20,999)    (18,599)    (13,439)
   Unrealized gain on foreign currency transactions                   (790)       (130)         --
   Impairment charges on securities and real estate and loan
      losses                                                        14,548       1,480      20,510
   Deferred income tax provision                                     8,827       9,769      13,155
   Realized gain on foreign currency transaction                      (430)       (556)         --
   Costs paid by issuance of shares                                    168         215         500
   Increase (decrease) in accrued taxes payable                      2,099      (3,475)      2,265
   Tax benefit - share incentive plans                               3,423       2,700       1,084
   Amortization of unearned compensation                             3,768       3,536       2,626
   Deferred acquisition fees received                                5,978       1,495         916
   Increase in structuring fees receivable                         (14,860)    (13,424)    (18,529)
   Net changes in operating assets and liabilities                    (372)       (655)      8,004
                                                                 ---------   ---------   ---------
   Net cash provided by continuing operations                       96,932      65,357      67,733
   Net cash provided by discontinued operations                      1,917       1,938       8,163
                                                                 ---------   ---------   ---------
      Net cash provided by operating activities                     98,849      67,295      75,896
                                                                 ---------   ---------   ---------
Cash flows from investing activities:
   Distributions received from equity investments in excess of
      equity income                                                  6,933       3,503       5,560
   Capital distributions from equity investment                         --       6,582       1,255
   Purchases of real estate and contributions to equity
      investments                                                 (115,522)     (8,184)    (13,172)
   Additional capital expenditures                                  (1,596)     (2,843)       (811)
   Payment of deferred acquisition fees to affiliate                  (524)       (524)       (524)
   Release of funds from escrow in connection with the sale of
      a property                                                     7,185          --       9,366
   Proceeds from sales of real estate and investments                6,548      24,395      50,247
   Cash acquired on acquisition of subsidiary                           --       1,300          --
                                                                 ---------   ---------   ---------
      Net cash (used in) provided by investing activities          (96,976)     24,229      51,921
                                                                 ---------   ---------   ---------
Cash flows from financing activities:
   Dividends paid                                                  (65,073)    (62,978)    (60,708)
   Payment of accrued preferred distributions                           --          --      (1,423)
   Contributions from minority interest                                 --          --         636
   Distributions to minority interests                              (1,101)         --          --
   Payments of mortgage principal                                   (9,428)     (8,548)     (8,428)
   Proceeds from mortgages and credit facility                     170,000      82,683      79,200
   Prepayments of mortgage principal and credit facility          (106,962)   (107,854)   (134,316)
   Payment of financing costs                                       (1,238)       (391)       (308)
   Proceeds from issuance of shares                                  6,649       7,789      10,086
   Retirement of shares                                             (2,543)         --          --
                                                                 ---------   ---------   ---------
      Net cash used in financing activities                         (9,696)    (89,299)   (115,261)
                                                                 ---------   ---------   ---------
Effect of exchange rate changes on cash                                179         830        (122)
                                                                 ---------   ---------   ---------
      Net (decrease) increase in cash and cash equivalents          (7,644)      3,055      12,434
      Cash and cash equivalents, beginning of year                  24,359      21,304       8,870
                                                                 ---------   ---------   ---------
      Cash and cash equivalents, end of year                     $  16,715   $  24,359   $  21,304
                                                                 =========   =========   =========

                (In thousands except share and per share amounts)

Noncash operating, investing and financing activities:

A. In connection with the acquisition of Carey Management LLC in June 2000, the Company had an obligation to issue up to an additional 2,000,000 shares over four years if specified performance criteria were achieved. As of December 31, 2004, 1,900,000 shares have been issued and our obligation has been satisfied. Based on the performance criteria 500,000 shares were issued for the years ended December 31, 2003, 2001 and 2000 ($13,734, $10,440 and $8,145, respectively). For the year ended December 31, 2002, the Company met one criterion and 400,000 shares ($8,910) were issued. The amounts attributable to the 1,900,000 shares are included in goodwill. Accounts payable to affiliates as of December 31, 2003 includes $13,734 for shares that were issued in 2004.

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

E. In 2002, the Company contributed its tenancy-in-common interest in properties leased to Learning Care Group, Inc. to a limited partnership which is accounted for under the equity method. Assets and liabilities were contributed to the limited partnerships as follows:

Land                                       $ 1,674
Net investment in direct financing lease     2,413
Other assets, net                                1
Mortgage payable                            (1,134)
                                           -------
Equity investment                          $ 2,954
                                           =======

F. During 2001 the Company purchased an equity interest in an affiliate, W. P. Carey International LLC ("WPCI"), in consideration for issuing a promissory note of $1,000. The promissory note was satisfied in 2002 through the issuance of 54,765 shares of the Company to WPCI.

     In April 2003, the Company's ownership interest in WPCI increased from 10% to 100% at which time WPCI transferred the 54,765 shares back to the Company and WPCI redeemed the interests of William P. Carey, Chairman and Co-Chief Executive Officer of the Company, who had owned a 90% interest in WPCI. As a result of increasing its interest in WPCI to 100%, the Company acquired assets and liabilities of WPCI as follows: (see Note 4)

Intangible assets (management contracts)                           679
Equity investments                                                 324
Due to affiliates (including $1,898 due to William P. Carey)    (2,559)
Other assets and liabilities, net                                  256
                                                               -------
   Net cash acquired                                           $ 1,300
                                                               =======

Supplemental Cash Flows Information:

                                              2004      2003      2002
                                            -------   -------   -------
Interest paid, net of amounts capitalized   $13,901   $14,395   $16,400
                                            =======   =======   =======
Income taxes paid                           $36,944   $ 9,074   $ 1,695
                                            =======   =======   =======
Interest capitalized                        $    --   $    22   $   216
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

2. Restatement:

The consolidated financial statements for the year ended December 31, 2004 and the related quarterly financial data for the year ended December 31, 2004 included in this Annual Report on Form 10-K/A have been restated to reflect corrections to the Company's previously reported quarterly financial data and annual financial statements included in its Form 10-K for the year ended December 31, 2004. See Note 20, Quarterly Results (Unaudited) for the effect of the restatement on the quarterly period ended December 31, 2004.

In connection with the preparation of the Company's financial statements for the first quarter of 2005, it was determined that certain deferred temporary differences had been misclassified as a deferred tax liability rather than a deferred tax asset at December 31, 2004 and resulted in an overstatement of its provision for income taxes and its net deferred tax liability by $1,990 and, therefore, understated its net income for the quarter and year ended December 31, 2004.

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Statement of Income for the year ended December 31, 2004.

                                               For the year ended December 31, 2004
                                          ----------------------------------------------
                                          As previously reported                Restated
                                                   2004            Adjustment     2004
                                          ----------------------   ----------   --------
Provision for income taxes                       $(52,974)           $1,990     $(50,984)
   Income from continuing operations               69,048             1,990       71,038
      Net income                                   63,851             1,990     $ 65,841
Basic earnings (loss) per share:
   Income from continuing operations                 1.85               .05         1.90
      Net income                                     1.71               .05         1.76
Diluted earnings (loss) per share:
   Income from continuing operations                 1.77               .05         1.82
      Net income                                     1.64               .05         1.69

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Balance Sheet at December 31, 2004.

                                                    For the year ended December 31, 2004
                                              -----------------------------------------------
                                              As previously reported                 Restated
                                                       2004            Adjustment      2004
                                              ----------------------   ----------   ---------
Liabilities :
Deferred income taxes, net                          $  40,349           $(1,990)    $  38,359
   Total liabilities                                  393,471            (1,990)      391,481

Members' Equity:
Dividends in excess of accumulated earnings          (114,431)            1,990      (112,441)
   Total members' equity                              618,661             1,990       620,651

The effect of the restatement adjustments did not change cash flows from operating, investing or financing activities for the year ended December 31, 2004.

3. Summary of Significant Accounting Policies:

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

Beginning in 2004, the Company accounts for its interest in CPA(R):16 - Global under the equity method. For 2003, the accounts of CPA(R):16-Global, which was formed in June 2003, were included in the Company's consolidated financial statements, as the Company owned all of CPA(R):16 - Global's outstanding common stock. Effective December 12, 2003, CPA(R):16 - Global commenced a "best efforts" public offering for up to 1,100,000 shares. CPA(R):16- Global temporarily suspended this offering in December 2004 and subsequently withdrew it. The consolidated financial statements also include the accounts of Corporate Property Associates International Incorporated ("CPAI"), which was formed in July 2003. The Company owns all of CPAI's outstanding common stock. CPAI has filed a registration statement with the Securities and Exchange Commission ("SEC") for a public offering to sell up to 27,500,000 shares of common stock.

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

ACCUMULATED OTHER COMPREHENSIVE INCOME

As of December 31, 2004 and 2003, accumulated other comprehensive income reflected in the members' equity is comprised of the following:

                                            As of December 31,
                                            ------------------
                                               2004     2003
                                              ------   ------
Unrealized gains on marketable securities     $3,285   $1,818
Foreign currency translation adjustment          515      678
                                              ------   ------
Accumulated other comprehensive income        $3,800   $2,496
                                              ======   ======

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

The leases are accounted for under either the direct financing or operating methods. Such methods are described below:

Direct financing method - Leases accounted for under the direct financing method are recorded at their net investment (see Note 6). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Company's net investment in the lease.

Operating method - Real estate is recorded at cost less accumulated depreciation, minimum rental revenue is recognized on a straight-line basis over the term of the related leases and expenses (including depreciation) are charged to operations as incurred (see Note 5).

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

                                                                 Year Ended December 31,
                                                              ----------------------------
                                                              Restated
                                                                2004       2003      2002
                                                              --------   -------   -------
Net income as reported                                        $65,841    $62,878   $46,588
Add: Stock based compensation included in net income,
   as reported, net of related tax effects                      2,264      2,282     1,709
Less: Stock based compensation determined under fair value
   based methods for all awards, net of related tax effects    (2,853)    (3,144)   (2,887)
                                                              -------    -------   -------
Pro forma net income                                          $65,252    $62,016   $45,410
                                                              =======    =======   =======
Earnings per common share as reported:
Basic                                                         $  1.76    $  1.72   $  1.31
Diluted                                                       $  1.69    $  1.65   $  1.28
Pro forma earnings per common share:
Basic                                                         $  1.74    $  1.70   $  1.28
Diluted                                                       $  1.68    $  1.63   $  1.25

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

ASSETS HELD FOR SALE

Assets held for sale are accounted for at the lower of carrying value or fair value less costs to dispose. Assets are classified as held for sale when the Company has committed to a plan to actively market a property for sale and expects that a sale will be completed within one year. The results of operations and the related gain or loss on sale of properties classified as held for sale are included in discontinued operations (see Note 8).

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

Basic and diluted earnings per share were calculated as follows:

                                                                 For the year ended December 31,
                                                             ---------------------------------------
                                                               Restated
                                                                 2004          2003          2002
                                                             -----------   -----------   -----------
Net income                                                   $    65,841   $    62,878   $    46,588
                                                             ===========   ===========   ===========
Weighted average shares - basic                               37,417,918    36,566,338    35,530,334
Effect of dilutive securities - stock options and warrants     1,486,807     1,442,424       734,896
                                                             -----------   -----------   -----------
Weighted average shares - diluted                             38,904,725    38,008,762    36,265,230

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

4. Transactions with Related Parties:

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

The following consolidated pro forma financial information has been presented as if acquisition of interests in 16 properties from CIP(R) by the Company had occurred on January 1, 2004 and 2003 for the years ended December 31, 2004 and 2003, respectively. No pro forma effect is given to a property acquired which is currently held for sale and included in discontinued operations. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.

                                       For the Year
                                    Ended December 31,
                                -------------------------
                                  Restated
                                    2004          2003
                                -----------   -----------
                                (Unaudited)   (Unaudited)
Pro forma total revenues          $234,870      $170,147
Pro forma net income                66,606        64,614
Pro forma earnings per share:
   Basic                          $   1.78      $   1.77
   Diluted                        $   1.71      $   1.70

5. Real Estate Leased to Others Accounted for Under the Operating Method:

Real estate leased to others, at cost, and accounted for under the operating method is summarized as follows:

                                     December 31,
                                 -------------------
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

6. Net Investment in Direct Financing Leases:

Net investment in direct financing leases is summarized as follows:

                                         December 31,
                                    ---------------------
                                       2004        2003
                                    ---------   ---------
Minimum lease payments receivable   $ 158,864   $ 173,120
Unguaranteed residual value           162,724     179,869
                                    ---------   ---------
                                      321,588     352,989
Less: Unearned income                (130,944)   (170,537)
                                    ---------   ---------
                                    $ 190,644   $ 182,452
                                    =========   =========

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, under noncancelable direct financing leases are as follows:

Year ended December 31,
-----------------------
2005                      $21,822
2006                       20,381
2007                       18,510
2008                       16,636
2009                       15,873
Thereafter through 2022    65,642

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

As of December 31, 2004, the Company's ownership in the CPA(R) REITs is as follows:

                               % of outstanding
                     Shares         Shares
                   ---------   ----------------
CPA(R):12          1,242,519         3.91%
CPA(R):14          2,465,236         3.57%
CPA(R):15          2,129,361         1.69%
CPA(R):16-Global      20,000         0.04%

Combined financial information of the affiliated equity investees is summarized as follows:

                                                       December 31,
                                                 -----------------------
                                                    2004         2003
                                                 ----------   ----------
Assets (primarily real estate)                   $5,189,736   $3,535,954
Liabilities (primarily mortgage notes payable)    2,372,468    1,719,459
                                                 ----------   ----------
Owner's equity                                   $2,817,268   $1,816,495
                                                 ==========   ==========
Company's share of equity investees' net assets  $  110,379   $   82,800
                                                 ==========   ==========

                                                     Year Ended December 31,
                                                --------------------------------
                                                   2004        2003       2002
                                                ---------   ---------   --------
Revenue (primarily rental income and interest
   income from direct financing leases)         $ 349,023   $ 263,719   $175,031
Expenses (primarily depreciation and property
   expenses)                                     (145,194)   (141,964)   (68,237)
Other interest income                               7,927       6,204      4,832
Minority interest in income                       (12,986)     (5,720)    (3,286)
Income from equity investments                     38,439      30,650     12,354
Interest expense                                 (130,302)    (95,128)   (65,136)
Gain (loss) on sales                                7,464       9,316        (92)
                                                ---------   ---------   --------
   Income from continuing operations              114,371      67,077     55,466
(Loss) income from discontinued operations           (483)       (114)     1,753
Gain on sale of real estate                         2,232          --        333
Impairment charge on real estate                   (5,150)     (1,000)        --
                                                ---------   ---------   --------
Net income                                      $ 110,970   $  65,963   $ 57,552
                                                =========   =========   ========
Company's share of net income (loss) from
   equity investments                           $   5,308   $   4,008   $   (443)
                                                =========   =========   ========

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

8. Assets Held for Sale and Discontinued Operations:

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), effective for financial statements issued for fiscal years beginning after December 15, 2001, the results of operations, impairments and gain or loss on sales of real estate for properties sold or held for sale are to be reflected in the consolidated statements of operations as "Discontinued Operations" for all periods presented. The provisions of FAS 144 are effective for disposal activities initiated by the

Company's commitment to a plan of disposition after the date it is initially applied (January 1, 2002). Properties held for sale as of December 31, 2001 are not included in "Discontinued Operations". The results of operations and the related gain or loss on sale of properties sold in 2002 (see Note 15) that were held for sale as of December 31, 2001 are not included in "Discontinued Operations."

Property sales and impairment charges in 2004, 2003 and 2002 that are included in "Discontinued Operations" are as follows:

2004

In July 2004, the Company sold its Leeds, Alabama and Toledo, Ohio properties for $4,625. The Company previously recognized an impairment charge on properties held for sale of $690 in 2003 to write down the Leeds property to the estimated net sales proceeds from the anticipated sale. The $4,700 impairment charge recorded in 2004 on the Toledo property is described in Note 14. The results of operations from the Leeds and Toledo properties are included in discontinued operations.

In December 2004, the Company entered into an agreement with an auctioneer to sell its Frankenmuth, Michigan property, at auction. In March 2005, the Company sold this property to a third party for $1,700. The Company recognized an impairment charge of $1,000 to write down the property value to the estimated net sales proceeds anticipated from the sale (see Note 14). The property has been classified as held for sale as of December 31, 2004, and the results of its operations have been included in discontinued operations.

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

As of December 31, 2004, the operations of ten properties, which have been sold during 2004 or are held for sale as of December 31, 2004, are included as "Discontinued Operations." Amounts reflected in Discontinued Operations for the years ended December 31, 2004, 2003 and 2002 are as follows:

                                                       Year Ended December 31,
                                                     ---------------------------
                                                       2004      2003      2002
                                                     -------   -------   -------
REVENUES:
   Rental income                                     $ 1,248   $ 3,240   $ 6,070
   Interest income from direct financing leases           42       665     3,705
   Revenues of other business operations                  --     1,694     4,769
   Other income                                        2,767       915     2,250
                                                     -------   -------   -------
                                                       4,057     6,514    16,794
                                                     -------   -------   -------
EXPENSES:
   Depreciation and amortization                         200       751     1,552
   Property expenses                                   1,559     2,634     1,192
   General and administrative                             --        --        48
   Provision for income taxes - state and local           --        35       117
   Operating expenses of other business operations        35     1,489     4,209
   Impairment charge on real estate                    7,550     2,960     8,901
                                                     -------   -------   -------
                                                       9,344     7,869    16,019
                                                     -------   -------   -------
      (Loss) income before other interest income,
         gains on sale and interest expense           (5,287)   (1,355)      775
   Other interest income                                  --       567        89

Gains on sale of real estate                              90     1,238     2,694
Interest expense                                          --      (134)   (1,108)
                                                     -------   -------   -------
      (Loss) income from discontinued operations     $(5,197)  $   316   $ 2,450
                                                     =======   =======   =======

In March 2005, the Company sold its Denton, Texas property for $2,000 which approximated the property's carrying value. The Property had been classified as held for sale as of December 31, 2004 in the accompanying financial statements.

9. Goodwill and Intangibles:

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

Goodwill and intangibles are summarized as follows:

                                                             DECEMBER 31,
                                                         -------------------
                                                           2004       2003
                                                         --------   --------
Amortized intangibles:
   Management contracts                                  $ 59,815   $ 59,815
   Less: accumulated amortization                         (34,089)   (25,262)
                                                         --------   --------
                                                           25,726     34,553
                                                         --------   --------
Lease intangibles  In-place lease                          13,630         --
   Tenant relationship                                      4,863         --
   Above-market rent                                        3,828         --
   Less: accumulated amortization                          (1,521)        --
                                                         --------   --------
                                                           20,800         --
                                                         --------   --------
Unamortized goodwill and indefinite-lived intangibles:
   Trade name                                               3,975      3,975
   Goodwill                                                63,607     63,607
                                                         --------   --------
                                                         $114,108   $102,135
                                                         ========   ========
   Below-market rent                                     $ (2,009)  $     --
   Less: accumulated amortization                              45         --
                                                         --------   --------
                                                         $ (1,964)  $     --
                                                         ========   ========

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

10. Disclosures About Fair Value of Financial Instruments:

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

11. Mortgage Notes Payable and Notes Payable:

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

Scheduled principal payments for the mortgage notes and notes payable during each of the next five years following December 31, 2004 and thereafter are as follows:

Year Ending December 31,   Total Debt   Fixed Rate Debt   Variable Rate Debt
------------------------   ----------   ---------------   ------------------
2005                        $ 14,355        $ 11,885          $  2,470
2006                          23,926          21,159             2,767
2007                         128,587          23,526           105,061(a)
2008                          11,507           8,128             3,379
2009                          38,622          35,045             3,577
Thereafter through 2018       75,701          36,659            39,042
                            --------        --------          --------
   Total                    $292,698        $136,402          $156,296
                            ========        ========          ========

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

12. Dividends Payable:

The Company declared a quarterly dividend of $.442 per share on December 13, 2004 payable on January 15, 2005 to shareholders of record as of December 31, 2004.

13. Commitments and Contingencies:

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

14. Impairment Charges and Loan Losses:

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

The company recognized impairment charges on other properties held for sale as of December 31, 2003, or sold during 2003, of $2,960, which are included in discontinued operations. The impairments are discussed further in Note 8.

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

15. Sales of Real Estate:

The results of operations and the related gain or loss on properties, which were not held for sale as of December 31, 2001 and sold in 2004, 2003 and 2002, are included in "Discontinued Operations." (see Note 8)

2003

In December 2003, the Company sold a property in Oxnard, California for $7,500, and recognized a gain of $414. The Company placed proceeds of the sale in an escrow account with the intention of entering into a Section 1031 noncash exchange which, under the Internal Revenue Code, would allow the Company to acquire like-kind property, and defer a taxable gain until the new property is sold, upon satisfaction of certain conditions. During 2004, $7,185 was released from the escrow account, when an exchange was not completed.

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

16. Stock Options, Restricted Stock and Warrants:

In January 1998, the predecessor of Carey Management (see Note 1) was granted warrants to purchase 2,284,800 shares exercisable at $21 per share and 725,930 shares exercisable at $23 per share as compensation for investment banking services in connection with structuring the consolidation of the CPA(R) Partnerships. The warrants are exercisable until January 2009.

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

Share option and warrant activity for the Company's Incentive Plan and Directors' Plan is as follows:

                                                                    Year Ended December 31,
                                     ------------------------------------------------------------------------------------
                                                2004                         2003                         2002
                                     --------------------------   --------------------------   --------------------------
                                                    Weighted                      Weighted                    Weighted
                                                     Average                       Average                     Average
                                       Shares    Exercise Price     Shares    Exercise Price     Shares    Exercise Price
                                     ---------   --------------   ---------   --------------   ---------   --------------
Outstanding at beginning of year     4,812,902       $20.95       4,979,862       $20.26       4,320,815       $19.88
   Granted                             525,171       $29.68         122,000       $26.24         877,337       $23.03
   Exercised                          (146,121)      $21.09        (251,113)      $14.29        (192,617)      $12.69
   Forfeited                           (26,335)      $24.18         (37,847)      $19.14         (25,673)      $19.17
                                     ---------                    ---------                    ---------
Outstanding at end of year           5,165,617       $22.05       4,812,902       $21.20       4,979,862       $20.26
                                     =========                    =========                    =========
Options exercisable at end of year   4,287,999       $20.97       4,108,073       $20.95       3,611,115       $20.31
                                     =========                    =========                    =========

Stock options outstanding for the Company's Incentive Plan and Directors' Plan as of December 31, 2004 are as follows:

                                      Options Outstanding
                   --------------------------------------------------------           Options Exercisable
                                            Weighted                          ----------------------------------
                       Options               Average            Weighted           Options           Weighted
    Range of        Outstanding at          Remaining            Average       Exercisable at         Average
 Exercise Prices   December 31, 2004     Contractual Life    Exercise Price   December 31, 2004   Exercise Price
 ---------------   -----------------   -------------------   --------------   -----------------   --------------
$7.69                     39,946               5.50              $ 7.69              39,946           $ 7.69
$16.25 to $35.16       5,125,671               5.40              $22.16           4,248,053           $21.09
                       ---------                                                  ---------
                       5,165,617               5.41              $22.05           4,287,999           $20.97
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

17. Employee Incentive and Benefit Plans Compensation:

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

The Company sponsors a qualified profit-sharing plan and trust covering substantially all of its full-time employees who have attained age twenty-one, worked a minimum of 1,000 hours and completed one year of service. The Company is under no obligation to contribute to the plan and the amount of any contribution is determined by and at the discretion of the Board of Directors. The Board of Directors can authorize contributions to a maximum of 15% of an eligible participant's compensation, limited to $31 annually per participant. For the years ended December 31, 2004, 2003 and 2002, amounts expensed by the Company for contributions to the trust were $1,988, $1,926 and $1,677, respectively. Annual contributions represent an amount equivalent to 15% of each eligible participant's compensation for that period.

18. Income Taxes:

The components of the Company's provision for income taxes for the years ended December 31, 2004, 2003 and 2002 are as follows:

                            Restated
                              2004       2003      2002
                            --------   -------   -------
Federal:
   Current                   $26,330   $ 5,694   $ 2,436
   Deferred                    6,118     5,749     8,756
                             -------   -------   -------
                              32,448    11,443    11,192
                             -------   -------   -------
State, local and foreign:
   Current                    15,827     3,944     2,492
   Deferred                    2,709     3,729     4,399
                             -------   -------   -------
                              18,536     7,673     6,891
                             -------   -------   -------
      Total provision        $50,984   $19,116   $18,083
                             =======   =======   =======

Deferred income taxes as of December 31, 2004 and 2003 consist of the following:

                                        Restated
                                          2004       2003
                                        --------   -------
Deferred tax assets:
   Unearned and deferred compensation    $ 3,436   $ 2,063
   Other liabilities                         850     1,121
                                         -------   -------
                                           4,286     3,184
                                         -------   -------
Deferred tax liabilities:
   Receivables from affiliates            22,939    19,067
   Investments                            18,974    12,894
   Other                                     732       755
                                         -------   -------
                                          42,645    32,716
                                         -------   -------
      Net deferred tax liability         $38,359   $29,532
                                         =======   =======

The difference between the tax provision and the tax benefit recorded at the statutory rate at December 31, 2004, 2003 and 2002 is as follows:

                                                Restated
                                                  2004      2003      2002
                                                --------  -------   -------
Pre-tax income from taxable subsidiaries        $98,707   $41,820   $35,296
Federal provision at statutory tax rate (35%)    34,547    14,219    12,001
State and local taxes, net of federal benefit    11,695     3,950     3,617
Amortization of intangible assets                 2,210     1,625     1,886
Other                                             1,225    (2,225)     (517)
                                                -------   -------   -------
Tax provision - taxable subsidiaries             49,677    17,569    16,987
Other state, local and foreign taxes              1,307     1,547     1,096
                                                -------   -------   -------
Total tax provision                             $50,984   $19,116   $18,083
                                                =======   =======   =======

19. Segment Reporting:

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

A summary of comparative results of these business segments is as follows:

Year Ended:                                 Management   Real Estate   Other (1)   Total Company
-----------                                 ----------   -----------   ---------   -------------
Revenues:
   2004                                      $148,457     $ 73,592     $  5,725     $  227,774
   2003                                        88,060       68,080        3,098        159,238
   2002                                        84,255       65,335        2,814        152,404
Operating expenses:
   2004                                      $(56,790)    $(27,101)    $(15,181)    $  (99,072)
   2003                                       (48,925)     (18,701)      (1,209)       (68,835)
   2002                                       (48,708)     (37,460)      (1,854)       (88,022)
Interest expense:
   2004                                      $    (35)    $(14,803)    $     --     $  (14,838)
   2003                                            --      (14,982)          --        (14,982)
   2002                                            --      (15,893)          --        (15,893)
Other, net (2):
   2004                                      $  3,490     $  4,668     $     --     $    8,158
   2003                                         2,980        3,277           --          6,257
   2002                                         1,550       12,182           --         13,732
Provision for income taxes:
   2004 (restated)(3)                        $(49,547)    $ (1,437)    $     --     $  (50,984)
   2003                                       (17,715)      (1,401)          --        (19,116)
   2002                                       (16,587)      (1,496)          --        (18,083)
Income (loss) from continuing operations:
   2004 (restated)(3)                        $ 45,575     $ 34,919     $ (9,456)    $   71,038
   2003                                        24,400       36,273        1,889         62,562
   2002                                        20,510       22,668          960         44,138
Total assets as of:
   December 31, 2004                         $237,889     $766,184     $  9,466     $1,013,539
   December 31, 2003                          200,674      688,848       16,983        906,505
Total long-lived assets as of:
   December 31, 2004                         $ 83,018     $740,895     $  9,140     $  833,053
   December 31, 2003                           75,433      629,767       16,147        721,347

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

(3)  See Note 2 for discussion of the restatement.

For 2004, geographic information for the real estate operations segment is as follows:

                                    Domestic   International (1)   Total Real Estate
                                    --------   -----------------   -----------------
Revenues                            $ 65,910        $ 7,682            $ 73,592
Operating expenses                   (24,117)        (2,984)            (27,101)
Interest expense                     (11,458)        (3,345)            (14,803)
Other, net (2)                         2,545          2,123               4,668
Provision for income taxes              (806)          (631)             (1,437)
Income from continuing operations     32,076          2,843              34,919
Total assets                         696,378         69,806             766,184
Total long-lived assets              676,192         64,703             740,895

For 2003, geographic information for the real estate operations segment is as follows:

                                    Domestic   International (1)   Total Real Estate
                                    --------   -----------------   -----------------
Revenues                            $ 61,678        $ 6,402            $ 68,080
Operating expenses                   (16,108)        (2,593)            (18,701)
Interest expense                     (11,569)        (3,413)            (14,982)
Other, net (2)                         2,608            669               3,277
Provision for income taxes              (893)          (508)             (1,401)
Income from continuing operations     35,716            557              36,273
Total assets                         619,367         69,481             688,848
Total long-lived assets              568,407         61,360             629,767

For 2002, geographic information for the real estate operations segment is as follows:

                                    Domestic   International (1)   Total Real Estate
                                    --------   -----------------   -----------------
Revenues                            $ 60,037        $ 5,298             $ 65,335
Operating expenses                   (35,625)        (1,835)             (37,460)
Interest expense                     (12,880)        (3,013)             (15,893)
Other, net (2)                        11,335            847               12,182
Provision for income taxes            (1,066)          (430)              (1,496)
Income from continuing operations     21,801            867               22,668

(1)  The company's international operations consist of investments in France.

(2) Includes interest income, minority interest, income from equity investments and gains and losses on sales and foreign currency transactions.

20. Selected Quarterly Financial Data (unaudited):

                                                          Three Months Ended
                               -----------------------------------------------------------------------
                                                                                        Restated(3)
                               March 31, 2004   June 30, 2004   September 30, 2004   December 31, 2004
                               --------------   -------------   ------------------   -----------------
Revenues (2)                       $36,973         $53,359            $99,179             $38,263
Expenses (2)                        20,878          22,555             30,689              24,950
Net income                          11,092          15,480             35,154               4,115
Earnings per share -
   Basic                               .30             .41                .94                 .11
   Diluted                             .29             .40                .90                 .10
Dividends declared per share         .4360           .4380              .4400               .4420

                                                          Three Months Ended
                               -----------------------------------------------------------------------
                               March 31, 2003   June 30, 2003   September 30, 2003   December 31, 2003
                               --------------   -------------   ------------------   -----------------
Revenues (1)(2)                    $44,869         $34,944            $43,055             $36,370
Expenses (1)(2)                     18,962          16,065             17,848              15,960
Net income                          17,273          12,974             14,047              18,584
Earnings per share -
   Basic                               .48             .35                .38                 .51
   Diluted                             .46             .34                .37                 .48
Dividends declared per share         .4320           .4330              .4340               .4350

(1) 2003 amounts have been reclassified to conform to the current year presentation of excluding interest income and interest expense from the revenues and expenses line items above, respectively.

(2) Certain amounts from previous quarters have been reclassified to discontinued operations (see Note 8).

(3)  See Note 2 for discussion of the restatement.

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

Dividend Policy

Quarterly cash dividends are usually declared in December, March, June and September and paid in January, April, July and October. Quarterly cash dividends declared per share in 2004 and 2003 are as follows:

     Cash Dividends Declared Per Share

                   2004      2003
                 -------   -------
First quarter    $ .4360   $ .4320
Second quarter     .4380     .4330
Third quarter      .4400     .4340
Fourth quarter     .4420     .4350
                 -------   -------
Total:           $1.7560   $1.7340
                 =======   =======

Listed Shares

The high, low and closing prices on the New York Stock Exchange for a Listed Share for each fiscal quarter of 2003 and 2004 were as follows (in dollars):

2003              High      Low     Close
----             ------   ------   ------
First Quarter    $25.35   $24.15   $25.00
Second Quarter    30.50    24.81    29.94
Third Quarter     33.70    27.13    31.75
Fourth Quarter    33.14    29.10    30.52

2004              High      Low     Close
----             ------   ------   ------
First Quarter    $30.99   $29.01   $30.95
Second Quarter    30.99    25.22    29.78
Third Quarter     31.00    29.00    29.86
Fourth Quarter    35.98    29.76    35.16

In accordance with the rules of the New York Stock Exchange ("NYSE"), Gordon F. DuGan, our Chief Executive Officer, has certified, without qualification, that he is not aware of any violation by the Company of the NYSE's corporate governance listing standards. Further, Mr. DuGan has filed with the SEC, as
Exhibit 31.1 to the Company's most recently filed Form 10-K/A, the Sarbanes-Oxley Act Section 302 certification regarding the quality of the Company's public disclosure.

REPORT ON FORM 10-K/A

The Company will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K/A for the year ended December 31, 2004 as filed with the Securities and Exchange Commission ("SEC"). The 10-K/A may also be obtained through the SEC's EDGAR database at www.sec.gov.