Form 10-Q
period 2005-03-31
CAREY W P & CO LLC
filed 2005-05-17
CIK 1025378

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                 ---------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                        COMMISSION FILE NUMBER: 001-13779
                                 ---------------

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

                         REGISTRANT'S TELEPHONE NUMBERS:

                        INVESTOR RELATIONS (212) 492-8920
                                 (212) 492-1100
                                 ---------------

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

      Registrant has 37,735,178 Listed Shares, no par value, outstanding at May 4, 2005.

                              W. P. CAREY & CO. LLC

                                      INDEX

                                                                                                                       PAGE NO.
                                                                                                                       --------
PART I

Item 1. - Financial Statements*

        Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004                                     2

        Condensed Consolidated Statements of Income for the three months ended March 31, 2005 and 2004                       3

        Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2005 and 2004         4

        Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004                 5-6

        Notes to Condensed Consolidated Financial Statements                                                              7-14

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations                          15-25

Item 3. - Quantitative and Qualitative Disclosures About Market Risk                                                        26

Item 4. - Controls and Procedures                                                                                           26

PART II - Other Information

Item 1. - Legal Proceedings                                                                                                 27

Item 4. - Submission of Matters to a Vote of Security Holders                                                               28

Item 6. - Exhibits                                                                                                          28

Signatures                                                                                                                  29

*The summarized condensed consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of such financial statements have been included.

                              W. P. CAREY & CO. LLC

                                     PART I
                         Item 1. - FINANCIAL STATEMENTS
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
                       (in thousands except share amounts)

                                                                                                                  DECEMBER 31, 2004
                                                                                                 MARCH 31, 2005        (NOTE)
                                                                                                ---------------   -----------------
      ASSETS:
Real estate accounted for under the operating method, net of accumulated depreciation of
  $55,615 and $53,914 at March 31, 2005 and December 31, 2004                                   $       468,544     $       476,365
Net investment in direct financing leases                                                               136,673             190,644
Operating real estate, net of accumulated depreciation of $6,983 at December 31, 2004                         -               9,140
Equity investments                                                                                      115,159             110,379
Assets held for sale                                                                                     63,724              12,802
Cash and cash equivalents                                                                                24,428              16,715
Due from affiliates                                                                                      53,670              63,471
Goodwill                                                                                                 63,607              63,607
Intangible assets, net of accumulated amortization of $38,060 and $35,610 at March 31,
  2005 and December 31, 2004                                                                             48,051              50,501
Other assets, net                                                                                        19,145              19,915
                                                                                                ---------------     ---------------
       Total assets                                                                             $       993,001     $     1,013,539
                                                                                                ===============     ===============
      LIABILITIES, MINORITY INTEREST AND MEMBERS' EQUITY:
Liabilities:
Mortgage notes payable                                                                          $       180,589     $       190,698
Credit facility                                                                                         100,000             102,000
Accrued interest                                                                                          1,778               1,389
Dividends payable                                                                                        16,715              16,626
Accounts payable and accrued expenses                                                                    15,064              19,838
Prepaid rental income and security deposit                                                                6,204               4,881
Due to affiliates                                                                                         3,175               2,033
Accrued income taxes                                                                                      7,423               3,909
Deferred income taxes, net                                                                               37,219              38,359
Other liabilities                                                                                        13,049              11,748
                                                                                                ---------------     ---------------
       Total liabilities                                                                                381,216             391,481
                                                                                                ---------------     ---------------
Minority interest                                                                                         1,428               1,407
                                                                                                ---------------     ---------------
Commitments and contingencies (Note 10)
Members' equity:
Listed shares, no par value; 37,646,662 and 37,523,462 shares issued and outstanding at
  March 31, 2005 and December 31, 2004                                                                  738,783             734,658
Dividends in excess of accumulated earnings                                                            (123,259)           (112,441)
Unearned compensation                                                                                    (7,419)             (5,366)
Accumulated other comprehensive income                                                                    2,252               3,800
                                                                                                ---------------     ---------------
       Total members' equity                                                                            610,357             620,651
                                                                                                ---------------     ---------------
       Total liabilities, minority interest and members' equity                                 $       993,001     $     1,013,539
                                                                                                ===============     ===============

    The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date.

                              W. P. CAREY & CO. LLC

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
               (in thousands, except per share and share amounts)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                 -------------------------------
                                                                     2005              2004
                                                                 ------------      -------------
Revenues:
  Management income from affiliates                              $     26,138      $      17,252
  Rental income                                                        13,429             10,702
  Interest income from direct financing leases                          3,836              3,785
  Other operating income                                                  559              1,815
  Revenue from other business operations                                   34                168
                                                                 ------------      -------------
                                                                       43,996             33,722
                                                                 ------------      -------------
Operating expenses:
  Depreciation                                                          2,901              2,377
  Amortization                                                          2,203              1,693
  General and administrative                                           13,811             10,739
  Impairment charges and loan losses                                        -              2,250
  Property expenses                                                     1,663              1,783
                                                                 ------------      -------------
                                                                       20,578             18,842
                                                                 ------------      -------------
    Income from continuing operations before other interest
     income, minority interest, equity income, gains and
     losses, interest expense and income taxes                         23,418             14,880
  Other interest income                                                   842                680
  Minority interest in income                                            (632)               (68)
  Income from equity investments                                        1,368              1,336
  (Loss) gain on foreign currency transactions                           (350)               449
  Interest expense                                                     (4,313)            (3,598)
                                                                 ------------      -------------
    Income from continuing operations before income taxes              20,333             13,679
Provision for income taxes                                             (5,853)            (3,405)
                                                                 ------------      -------------
  Income from continuing operations                                    14,480             10,274
                                                                 ------------      -------------
Discontinued operations:
  Income from operations of discontinued properties                     1,067                818
  Loss on sale of real estate                                             (20)                 -
  Impairment charge on properties held for sale                        (9,672)                 -
                                                                 ------------      -------------
    (Loss) income from discontinued operations                         (8,625)               818
                                                                 ------------      -------------
     Net income                                                  $      5,855      $      11,092
                                                                 ============      =============
Basic earnings per share:
  Earnings from continuing operations                            $        .39      $        .28
  (Loss) income from discontinued operations                             (.23)              .02
                                                                 ------------      ------------
    Net income                                                   $        .16      $        .30
                                                                 ============      ============
Diluted earnings per share:
  Earnings from continuing operations                            $        .37      $        .26
  (Loss) income from discontinued operations                             (.22)              .02
                                                                 ------------      ------------
    Net income                                                   $        .15      $        .28
                                                                 ============      ============
Weighted average shares outstanding:
     Basic                                                         37,592,343        37,314,792
                                                                 ============      ============
     Diluted                                                       39,377,650        38,757,405
                                                                 ============      ============

      The accompanying notes are an integral part of the condensed consolidated financial statements.

                      CONDENSED CONSOLIDATED STATEMENTS OF
                        COMPREHENSIVE INCOME (Unaudited)
                                 (in thousands)

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                   -----------------------------
                                                                      2005              2004
                                                                   ----------        -----------
Net income:                                                        $    5,855        $    11,092
                                                                   ----------        -----------
Other comprehensive (loss):
   Change in unrealized (depreciation) appreciation on
    marketable securities                                              (1,065)               358
   Foreign currency translation adjustment                               (483)            (1,276)
                                                                   ----------        -----------
                                                                       (1,548)              (918)
                                                                   ----------        -----------
    Comprehensive income                                           $    4,307        $    10,174
                                                                   ==========        ===========

      The accompanying notes are an integral part of the condensed consolidated financial statements.

                              W. P. CAREY & CO. LLC
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in thousands)

                                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                                    ----------------------------
                                                                                                        2005             2004
                                                                                                    ------------      ----------
Cash flows from operating activities:
  Net income                                                                                        $      5,855      $   11,092
  Adjustments to reconcile net income to net cash provided by continuing operating activities:
     Loss (income) from discontinued operations, including impairment charges and gain on sale             8,625            (818)
     Depreciation and amortization of intangible assets and deferred financing costs                       5,246           4,309
     Unrealized loss (gain) on foreign currency transactions                                                 363            (113)
     Minority interest in income                                                                             632              68
     Straight-line rent adjustments and amortization of deferred income and rent related
      intangibles                                                                                            830             (69)
     Equity income in excess of distributions                                                                (75)           (218)
     Realized gain on foreign currency transactions                                                          (14)            336
     Management income received in shares of affiliates                                                   (7,025)         (5,346)
     Costs paid by issuance of shares                                                                         47              38
     Amortization of unearned compensation                                                                   830             997
     Impairment charges and loan losses                                                                        -           2,250
     Tax (charge) benefit - share incentive plans                                                           (228)          1,618
     Deferred income taxes                                                                                (1,140)           (652)
     Increase (decrease) in accrued taxes payable                                                          3,514          (5,272)
     Increase in structuring fees receivable                                                              (1,572)         (1,301)
     Deferred acquisition fees received                                                                    8,961           5,978
     Net change in other operating assets and liabilities                                                  1,178           1,513
                                                                                                    ------------      ----------
     Net cash provided by continuing operations                                                           26,027          14,410
     Net cash provided by discontinued operations                                                          1,474           1,227
                                                                                                    ------------      ----------
       Net cash provided by operating activities                                                          27,501          15,637
                                                                                                    ------------      ----------
Cash flows from investing activities
  Distributions received from equity investments in excess of equity income                                1,937             782
  Purchases of real estate and equity investments                                                              -          (4,290)
  Proceeds from sale of property                                                                           3,613               -
  Capital expenditures                                                                                      (312)           (808)
  Payment of deferred acquisition fees to affiliate                                                         (524)           (524)
                                                                                                    ------------      ----------
       Net cash provided by (used in) investing activities                                                 4,714          (4,840)
                                                                                                    ------------      ----------
Cash flows from financing activities:
  Proceeds from credit facility                                                                           20,000          26,000
  Payments of mortgage principal                                                                          (2,285)         (2,315)
  Prepayments of mortgage principal and credit facility                                                  (26,893)        (24,243)
  Payment of financing costs                                                                                   -             (12)
  Distributions to minority interests                                                                          -            (884)
  Dividends paid                                                                                         (16,584)        (15,980)
  Proceeds from issuance of shares                                                                         1,421             758
  Retirement of shares                                                                                         -          (2,543)
                                                                                                    ------------      ----------
       Net cash used in financing activities                                                             (24,341)        (19,219)
                                                                                                    ------------      ----------
Effect of exchange rate changes on cash                                                                     (161)           (216)
                                                                                                    ------------      ----------
       Net increase (decrease) in cash and cash equivalents                                                7,713          (8,638)
Cash and cash equivalents, beginning of period                                                            16,715          24,359
                                                                                                    ------------      ----------
Cash and cash equivalents, end of period                                                            $     24,428      $   15,721
                                                                                                    ============      ==========

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

                              W. P. CAREY & CO. LLC

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands, except share and per share amounts)

NOTE 1: BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of W. P. Carey & Co. LLC (the "Company") and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2004.

Reclassification

The financial statements included in this Form 10-Q have been adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented (see Note 8). As a result, certain prior period amounts have been reclassified to conform to current period financial statement presentation.

Dividend

Dividends declared per share for the three-month periods ended March 31, 2005 and 2004 were $.444 and $.436, respectively.

NOTE 2. EARNINGS (LOSS) PER SHARE:

Basic and diluted earnings (loss) per common share for the Company for the three-month periods ended March 31, 2005 and 2004 were calculated as follows:

                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                    2005            2004
                                                ------------   -------------
Income from continuing operations               $     14,480   $      10,274
(Loss) income from discontinued operations            (8,625)            818
                                                ------------   -------------
      Net income                                $      5,855   $      11,092
                                                ============   =============
Weighted average shares - basic                   37,592,343      37,314,792
Effect of dilutive securities: Stock options       1,785,307       1,442,613
                                                ------------   -------------
Weighted average shares - diluted                 39,377,650      38,757,405
                                                ============   =============
Basic earnings per share:
  Earnings from continuing operations           $        .39   $         .28
  (Loss) income from discontinued operations            (.23)            .02
                                                ------------   -------------
      Net income                                $        .16   $         .30
                                                ============   =============
Diluted earnings per share:
  Earnings from continuing operations           $        .37   $         .26
  (Loss) income from discontinued operations            (.22)            .02
                                                ------------   -------------
      Net income                                $        .15   $         .28
                                                ============   =============

NOTE 3. TRANSACTIONS WITH RELATED PARTIES:

The Company earns fees as the advisor ("Advisor") to the following affiliated CPA(R) REITs: Corporate Property Associates 12 Incorporated ("CPA(R):12"), Corporate Property Associates 14 Incorporated ("CPA(R):14"), Corporate Property Associates 15 Incorporated ("CPA(R):15"), Corporate Property Associates 16-Global Incorporated ("CPA(R):16-Global") and through September 1, 2004, Carey Institutional Properties Incorporated ("CIP(R)") (collectively, the "CPA(R) REITs"). Under the advisory agreements with the CPA(R) REITs, the Company performs various services, including but not limited to the day-to-day management of the CPA(R) REITs and transaction-related services. A portion of the CPA(R) REIT transaction and management fees is based on each CPA(R) REIT meeting specific performance criterion and is earned only if the criterion are achieved. Generally, the Company earns a base asset management fee of 1/2 of 1% per annum of average invested assets, as defined in the advisory agreements, for each CPA(R) REIT and, based upon specific performance criteria for each REIT, may be entitled to receive performance fees, calculated on the same basis as the asset management fee, and is reimbursed for certain costs, primarily the cost of personnel. Effective in 2005, the advisory agreements were amended to allow the Company to elect to receive restricted stock for any fee due from each CPA(R) REIT. For the three-month periods ended March 31, 2005 and 2004, total asset-based fees and reimbursements earned

                              W. P. CAREY & CO. LLC

           (Amounts in thousands, except share and per share amounts)

were $15,432 and $14,292, respectively. For 2005, the Advisor has elected to receive all performance fees as well as the asset management fees of CPA(R):12 and CPA(R):16-Global in restricted shares.

In connection with structuring and negotiating acquisitions and related mortgage financing for the CPA(R) REITs, the advisory agreements provide for transaction fees based on the cost of the properties acquired. For the three-month periods ended March 31, 2005 and 2004, the Company earned transaction fees of $10,707 and $2,960, respectively. A portion of the fees are payable in equal annual installments ranging from three to eight years, subject to each CPA(R) REIT meeting its preferred return. Unpaid installments bear interest at annual rates ranging from 5% to 7%. The Company may also earn fees related to the disposition of properties, subject to subordination provisions and will only be recognized as such subordination provisions are achieved.

CPA(R):16-Global has not met its performance criterion, a cumulative non-compounded distribution return of 6%, and because of that the Company did not recognize deferred acquisition and asset based fees of $4,162 and $637, respectively, for the three-month period ended March 31, 2005. CPA(R):16-Global did not incur fees during the three-month period ended March 31, 2004. Since the inception of CPA(R):16-Global, the Company has not recognized $11,697 and $1,456 of CPA(R):16-Global deferred acquisition and asset based fees, respectively. The Company will only be able to recognize the fees if CPA(R):16-Global meets its performance criterion.

NOTE 4. EQUITY INVESTMENTS:

The Company owns interests in the CPA(R) REITs. The Company's interests in the CPA(R) REITs are accounted for under the equity method due to the Company's ability to exercise significant influence as the Advisor to the CPA(R) REITs. The CPA(R) REITs are publicly registered and file financial statements with the United States Securities and Exchange Commission. In connection with earning management fees, the Company has elected to receive restricted shares of common stock in CPA(R):12 rather than cash in consideration for such fees in 2005. In connection with earning performance fees, the Company has elected to receive restricted shares of common stock in CPA(R):12 and CPA(R):16-Global rather than cash in consideration for such fees in 2005.

As of March 31, 2005, the Company's ownership in the CPA(R) REITs is as follows:

                      SHARES      % OF OUTSTANDING SHARES
                    ----------    -----------------------
CPA(R):12            1,319,677            4.12%
CPA(R):14            2,643,477            3.46%
CPA(R):15            2,396,305            1.90%
CPA(R):16-Global        59,512            0.01%

The Company also owns noncontrolling interests in (i) two limited partnerships as a limited partner, (ii) three limited liability companies and (iii) a jointly-controlled 36% tenancy-in-common interest in two properties subject to a master lease, with the remaining interests owned by affiliates and all of which net lease real estate on a single-tenant basis.

Combined financial information of the equity investees is summarized as follows:

                                                   MARCH 31, 2005   DECEMBER 31, 2004
                                                   --------------   -----------------
Assets (primarily real estate)                     $    5,372,480   $       5,190,622
Liabilities (primarily mortgage notes payable)         (2,777,073)         (2,617,962)
                                                   --------------   -----------------
Partners' capital and shareholders' equity         $    2,595,407   $       2,572,660
                                                   ==============   =================
Company's share of equity investees' net assets    $      115,159   $         110,379
                                                   ==============   =================

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                      -----------------------------
                                                                                          2005              2004
                                                                                      ------------     ------------
Revenues (primarily rental income and interest income from direct financing leases)   $    107,242     $     87,972
Expenses (primarily depreciation and property expenses)                                    (45,919)         (37,125)
Other interest income                                                                        3,070            2,094
Minority interest in income                                                                 (4,543)          (3,641)
Income from equity investments                                                              12,064           11,583
Loss on sales of real estate and foreign currency transactions                              (2,561)           1,621
Interest expense                                                                           (40,697)         (31,484)
                                                                                      ------------     ------------
   Income from continuing operations                                                        28,656           31,020
(Loss) income from discontinued operations                                                  (3,576)            (483)
Gain on sale of real estate                                                                     17
                                                                                      ------------     ------------

                              W. P. CAREY & CO. LLC

           (Amounts in thousands, except share and per share amounts)

   Net income                                                                         $     25,097     $     30,537
                                                                                      ============     ============
Company's share of net income from equity investments                                 $      1,368     $      1,336
                                                                                      ============     ============

NOTE 5. INTANGIBLES:

In connection with the acquisition of properties, the Company has recorded net lease intangibles of $20,312. These intangibles are being amortized over periods ranging from 19 months to 27 1/2 years. Amortization of below-market and above-market rent intangibles are recorded as an adjustment to revenue.

Goodwill and intangible assets are summarized as follows:

                                                               MARCH 31, 2005    DECEMBER 31, 2004
                                                               --------------    -----------------
Amortized intangible assets:
  Management contracts                                          $     59,815       $      59,815
  Less: accumulated amortization                                     (35,234)            (34,089)
                                                                ------------       -------------
                                                                      24,581              25,726
                                                                ------------       -------------
  Lease intangibles
    In-place lease                                                    13,630              13,630
    Tenant relationship                                                4,863               4,863
    Above-market rent                                                  3,828               3,828
    Less: accumulated amortization                                    (2,826)             (1,521)
                                                                ------------       -------------
                                                                      19,495              20,800
                                                                ------------       -------------
Unamortized goodwill and indefinite-lived intangible assets:
  Trade name                                                           3,975               3,975
    Goodwill                                                          63,607              63,607
                                                                ------------       -------------
                                                                $    111,658       $     114,108
                                                                ============       =============

   Below-market rent                                            $     (2,009)      $      (2,009)
   Less: accumulated amortization                                         83                  45
                                                                ------------       -------------
                                                                $     (1,926)      $      (1,964)
                                                                ============       =============

Amortization of intangibles was $2,412 and $1,688 for the three-month periods ended March 31, 2005 and 2004, respectively.

Based on the intangibles recorded through March 31, 2005, annual net amortization of intangibles for each of the next five years is as follows: 2005
- $9,648, 2006 - $9,406, 2007 - $7,295, 2008 - $4,211, 2009 - $4,184 and 2010 -
$3,542.

NOTE 6. IMPAIRMENT CHARGES AND LOAN LOSSES:

2005 - Impairment Charges on Discontinued Operations

In March, the Company received notification from the lessee of its Amberly Village, Ohio and Berea, Kentucky properties, that the lessee has exercised its option to purchase both properties, at fair value. Fair value is determined pursuant to an appraisal process in accordance with the terms of the lease agreement between the Company and the lessee.

The properties have a carrying value of $33,629 as of March 31, 2005. The Company currently estimates the fair value of the properties to approximate $24,100. As the estimated fair value, less estimated selling costs, is less than the properties carrying value, the Company recorded an impairment charge of $8,872 for the quarter ended March 31, 2005. Based on the results of the appraisal, the sales price of the properties may differ from the Company's current estimate.

                              W. P. CAREY & CO. LLC

           (Amounts in thousands, except share and per share amounts)

In March, management approved a plan of disposition for its property in Livonia, Michigan. The Company is aggressively marketing this property for sale and currently estimates the property's fair value to approximate $8,500. In connection with the disposition plan, the Company incurred a non-cash impairment charge of $800 as the property's estimated fair value was less than its carrying value.

These properties are all classified as held for sale in the condensed consolidated balance sheet as of March 31, 2005. The results of operations, and related impairment charges, from these properties for the three-month periods ended March 31, 2005 and 2004 are reflected in the condensed consolidated statements of operations as "Discontinued Operations" (see Note 7).

2004 - Loan Loss

In February 2003, the Company sold its property in Winona, Minnesota to the lessee for $8,550, consisting of cash of $6,300 and notes receivable with an estimated fair value of $2,250. During the quarter ended March 31, 2004, installment payments due under the notes were not paid. Based on the Company's assessment of the recoverability of the note, it wrote off the entire $2,250 as a loan loss.

NOTE 7. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS:

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations, impairments and gain or loss on sales of real estate for properties sold or held for sale and the related gain or loss on sale of the property are reflected in the condensed consolidated statements of operations as "Discontinued Operations."

2005 Dispositions

In February, the Company sold its South Boston, Virginia property to a third party for $59, net of selling costs and recognized a loss on the sale of $41. This loss excludes a previous non-cash charge of $582 recorded in a prior year to write down the property value to the estimated net sales proceeds.

In March, the Company sold its Denton, Texas property to a third party for $1,998, net of selling costs and recognized a gain on the sale of $66.

In March, the Company also sold its Frankenmuth, Michigan property to a third party for $1,556, net of selling costs and recognized a loss on the sale of $45. This loss excludes a previous non-cash charge of $1,000 recorded in December 2004 to write down the property value to the estimated net sales proceeds.

The results of operations and gain (loss) on the sales of these properties have been included in discontinued operations for the three-month periods ended March 31, 2005 and 2004.

Assets Held For Sale

In March, the Company received notification from the lessee of its property in Amberly Village, Ohio and Berea, Kentucky, that the lessee exercised its option to purchase both properties pursuant to the terms of the lease agreement between the Company and the lessee. In connection with this notification, the Company recorded a non-cash impairment charge of $8,872 (see Note 6). Pursuant to the terms of the lease agreement, the closing date for this transaction is expected to be no later than November 30, 2005.

In March, the Company received notification from the parent and guarantor of the lessee of properties in Dubuque, Iowa, Portsmouth, New Hampshire and Penfield, New York, of its intent to purchase these properties, pursuant to the terms of the lease agreement between the Company and the lessee. This transaction was completed during the Company's second quarter ending June 30, 2005. The proceeds from this sale, net of closing costs, totaled $28,863 and resulted in a gain on the sale of $9,156, which will be recorded in the Company's second quarter.

In March, management approved a plan of disposition for the Company's property in Livonia, Michigan. The Company currently estimates that the property's fair value approximates $8,500. In connection with the disposition plan, the Company recorded a non-cash impairment charge of $800 in the current quarter. In a prior year, the Company recorded a non-cash impairment charge of $7,500 related to this property.

In March, the Company entered into a contract to sell its property in Travelers Rest, South Carolina to a third party for $2,550. This transaction is currently expected to be completed in the third quarter ending September 30, 2005. The Company expects to record a gain on the sale of this property of approximately $1,000.

The Company approved a plan of disposition for its property in Duffield, Virginia during the quarter ended March 31, 2005. The Company is aggressively marketing this property for sale and currently estimates the property's fair value to approximate $940. When a sale of this property is completed, the Company expects to record a gain on the sale of approximately $100 based on the current estimated fair value.

                              W. P. CAREY & CO. LLC

           (Amounts in thousands, except share and per share amounts)

A Summary of "Discontinued Operations" is as follows:

                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                               --------------------------
                                                                                                   2005           2004
                                                                                               -----------    -----------

REVENUES:
  Rental income                                                                                 $       62    $       482
  Interest income from direct financing leases                                                       1,423          1,497
  Revenues of other business operations                                                              1,694          1,764
  Other income                                                                                          37             26
                                                                                                ----------    -----------
                                                                                                     3,216          3,769
                                                                                                ----------    -----------
EXPENSES:
  Depreciation                                                                                         274            395
  Property expenses                                                                                    379            921
  Operating expenses of other business operations                                                    1,496          1,635
  Impairment charge on properties held for sale                                                      9,672              -
                                                                                                ----------    -----------
                                                                                                    11,821          2,951
                                                                                                ----------    -----------
    Income (loss) before other interest income, gain on sale and interest expense                   (8,605)           818
  Gain on sale of real estate                                                                          (20)             -
                                                                                                ----------    -----------
    Income (loss) from discontinued operations                                                  $   (8,625)   $       818
                                                                                                ==========    ===========

Depreciation expense is not recorded on properties held for sale. The effect of suspending depreciation was $139 and $64 for the three-month periods ended March 31, 2005 and 2004, respectively.



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

                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                               --------------------------
                                                                                                   2005           2004
                                                                                               -----------    -----------
Net income as reported                                                                         $     5,855    $    11,092
Add: Stock based compensation included in net income as reported, net of related tax effects           503            616
Less: Stock based compensation determined under fair value based methods for all awards, net
  of related tax effects                                                                              (653)          (814)
                                                                                               -----------    -----------
Pro forma net income                                                                           $     5,705    $    10,894
                                                                                               ===========    ===========
Earnings per common share as reported
Basic                                                                                          $       .16    $       .30
Diluted                                                                                        $       .15    $       .28
Pro forma earnings per common share
Basic                                                                                          $       .15    $       .29
Diluted                                                                                        $       .14    $       .28

For the three-month periods ended March 31, 2005 and 2004, the changes in unearned compensation were as follows:


                                                                                                   2005           2004
                                                                                               -----------    -----------

Beginning of period                                                                            $     5,366    $     4,863
Awards of restricted stock                                                                           2,900          2,788
Forfeitures                                                                                            (17)            (4)
Compensation expense (amortization of unearned compensation)                                          (830)          (997)
                                                                                               -----------     ----------
End of period                                                                                  $     7,419    $     6,650
                                                                                               ===========    ===========

For the three-month periods ended March 31, 2005 and 2004, restricted shares of $48 and $108, respectively, were issued to directors in consideration of services rendered.

During 2003, W. P. Carey International LLC ("WPCI"), a majority-owned subsidiary, granted equity awards to certain of its officers, consisting of restricted stock and options. The awards are being accounted for as a variable plan. Amortization and changes in the fair value of the awards subsequent to the grant date are included in the determination of net income. As a result of an increase in fair value, $255 was incurred as compensation expense for the three-month period ended March 31, 2005. The unearned compensation is being amortized over the vesting periods and $113 and $127 has been amortized into compensation expense for the three-month periods ended March 31, 2005 and 2004, respectively.

                              W. P. CAREY & CO. LLC

           (Amounts in thousands, except share and per share amounts)


NOTE 9. SEGMENT REPORTING:

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

A summary of comparative results of these business segments is as follows:

Three Months Ended March 31, 2005:           Management   Real Estate   Other (1)   Total Company
-----------------------------------------   -----------  ------------  -----------  -------------
Revenues:
       2005                                 $    26,138  $     17,824  $        34  $      43,996
       2004                                      17,252        16,302          168         33,722
Operating expenses:
       2005                                 $   (14,289) $     (6,289) $         -  $     (20,578)
       2004                                     (11,739)       (7,103)           -        (18,842)
Interest expense:
       2005                                 $         -  $     (4,313) $         -  $      (4,313)
       2004                                         (35)       (3,563)           -         (3,598)
Other, net (2):
       2005                                 $       867  $        361  $         -  $       1,228
       2004                                         986         1,411            -          2,397
Provision for income taxes:
       2005                                 $    (5,799) $        (54) $         -  $      (5,853)
       2004                                      (3,006)         (399)           -         (3,405)
Income (loss) from continuing operations:
       2005                                 $     6,917  $      7,529  $        34  $      14,480
       2004                                       3,458         6,648          168         10,274
Total assets as of:
       March 31, 2005                       $   241,804  $    751,197  $         -  $     993,001
       December 31, 2004                        237,889       766,184        9,466      1,013,539
Total long-lived assets as of:
       March 31, 2005                       $    88,438  $    675,423  $         -  $     763,861
       December 31, 2004                         83,018       740,895        9,140        833,053

(1) Primarily consists of the Company's other business operations, which includes the School District build-to-suit development project. The Company's hotel operations were classified as held for sale as of March 31, 2005 (see Note 8).

(2) Includes interest income, minority interest, income from equity investments and gains and losses on sales and foreign currency transactions.

                              W. P. CAREY & CO. LLC

           (Amounts in thousands, except share and per share amounts)

NOTE 10. COMMITMENTS AND CONTINGENCIES:

As of March 31, 2005, the Company was not involved in any material litigation.

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

The Company has provided indemnification in connection with divestitures. These indemnities address a variety of matters including environmental liabilities. The Company's maximum obligations under such indemnification cannot be reasonably estimated. The Company is not aware of any claims or other information that would give rise to material payments under such indemnifications.

NOTE 11. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2005, the Securities and Exchange Commission deferred the effective date of FAS No. 123 (Revised 2004), "Share-Based Payment" ("FAS 123R") for a six-month period. The Company is now required to adopt the provisions of FAS 123R beginning with its first quarter of fiscal 2006. FAS 123R requires that the fair value of all stock and other equity-based compensation be treated as an expense that is reflected in the income statement. FAS 123R allows two different methods of transition. Note 8 to the condensed consolidated financial statements contains pro forma disclosures regarding the effect on net income and earnings per share as if the Company had applied the fair value method of accounting for stock-based compensation. Depending on the method used to calculate stock-based compensation expense in the future and other requirements of FAS 123R, the pro forma disclosure may not be indicative of the stock-based compensation expense that will be recognized in the Company's future financial statements. The Company is currently evaluating the provisions of FAS 123R and methods that may be used to calculate future stock-based compensation expense.

                              W. P. CAREY & CO. LLC

               ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Amounts in thousands, except share amounts)

The following discussion and analysis of financial condition and results of operations of W. P. Carey & Co. LLC contain forward-looking statements and should be read in conjunction with the condensed consolidated financial statements and notes thereto as of March 31, 2005. As used in this quarterly report on Form 10-Q, the terms "the Company," "we," "us" and "our" include W. P. Carey & Co. LLC, its consolidated subsidiaries and predecessors, unless otherwise indicated. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "expect," "estimate," "intend," "could," "should," "would," "may," "seeks," "plans" or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, the risk factors described in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved. Additionally, a description of our critical accounting estimates is included in the management's discussion and analysis section in our Annual Report on Form 10-K for the year ended December 31, 2004. There has been no significant change in such critical accounting estimates.

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

How We Earn Revenue

Revenues from the management services operations are earned by providing services to the CPA(R) REITs in connection with structuring and negotiating acquisition and debt placement transactions (transaction fees) and providing on-going management of the portfolio (asset-based management and performance fees). Asset-based management and performance fees for the CPA(R) REITs are determined based on real estate assets under management. We may also earn incentive and disposition fees in connection with providing liquidity alternatives to CPA(R) REIT shareholders. As funds available to the CPA REITs are invested in properties, the asset base for which we earn revenue increases. We may elect to receive fees in cash or restricted shares of the CPA REITs at our option. The revenues and income of this business segment are subject to fluctuation because the volume and timing of transactions that are originated on behalf of the CPA(R) REITs are subject to various uncertainties including competition for net lease transactions, the requirement that each acquisition meet suitability standards and due diligence requirements including approval of each investment in real estate by the investment committee and the ability to raise capital on behalf of the CPA(R) REITs. We typically start to evaluate liquidity alternatives for the CPA(R) REITs that we manage, 8 to 12 years after completion of the offering. Such events occur periodically and have generally resulted in higher revenue being realized than in periods where there are no such events.

Revenues from our real estate operations are earned primarily from leasing real estate. We invest in commercial and industrial properties that are then leased to companies domestically and internationally, primarily on a net lease basis. Revenue from this business segment is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions, tenant defaults and sales of property.

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

Our real estate operations consist of the investment in and the leasing of industrial and commercial real estate. Management's evaluation of the sources of lease revenues for the three-month periods ended March 31, 2005 and 2004 is as follows:

                                                      2005        2004
                                                      ----        ----
Rental income from operating leases                $   13,429   $  10,702
Interest income from direct financing leases            3,836       3,785
                                                   ----------   ---------
                                                   $   17,265   $  14,487
                                                   ==========   =========

For the three months ended March 31, 2005 and 2004, we earned net leasing revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

                                                       2005         2004
                                                       ----         ----
Bouygues Telecom, S.A. (a) (d)                     $   1,187    $   1,096
Dr Pepper Bottling Company of Texas                    1,088        1,078
Detroit Diesel Corporation                             1,039        1,039
Quebecor Printing, Inc. (c)                              768          663
Orbital Sciences Corporation (c)                         756          664
Titan Corporation (b)                                    725            -
America West Holdings Corp.                              709          709
AutoZone, Inc.                                           554          554
Eagle Hardware & Garden, Inc., a wholly-owned
 subsidiary of Lowe's Companies Inc. (c)                 446          336
Sybron Dental Specialties Inc.                           443          443
Unisource Worldwide, Inc.                                427          427
BE Aerospace, Inc.                                       395          395
Lucent Technologies, Inc. (b)                            380            -
Sprint Spectrum, L.P.                                    356          356
CSS Industries, Inc.                                     349          410
AT&T Corporation                                         315          315
EnviroWorks, Inc. (b)                                    313            -
Swat-Fame, Inc.                                          309          263
United States Postal Service                             308          308
BellSouth Telecommunications, Inc.                       306          306
Omnicom Group Inc. (b)                                   285            -
Brodart, Co.                                             267          323
Lockheed Martin Corporation                              260          269
Anthony's Manufacturing Company, Inc.                    255          255
Other (a) (b) (d)                                      5,025        4,278
                                                   ---------    ---------
                                                   $  17,265    $  14,487
                                                   =========    =========

(a) Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)   Includes the CIP(R) real estate interests acquired in September 2004.

(c)   Increase is due to rent increase in 2005.

(d) Lease revenue applicable to minority interests in the consolidated amounts above total $427 and $393 as of March 31, 2005 and 2004, respectively.

We recognize income from equity investments of which lease revenues are a significant component. Our ownership interests range from 18.54% to 50%. For the three-month periods ended March 31, 2005 and 2004, our share of net lease revenues in the following lease obligations was as follows:

                                                    2005     2004
                                                   ------   ------
Carrefour France, SA (a)                           $  947   $  857
Federal Express Corporation                           671      664
Checkfree Holdings Corporation Inc                    562      545
Sicor, Inc. (b)                                       418        -
Information Resources, Inc.                           411      411
Hologic, Inc.                                         284      284
Childtime Childcare, Inc                               34       34
Titan Corporation (b)                                   -      133
                                                   ------   ------
                                                   $3,327   $2,928
                                                   ======   ======

(a) Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)   Includes the CIP(R) real estate interests acquired in September 2004.

                              W. P. CAREY & CO. LLC

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

Current Developments and Trends

Competition for investments remains strong. Inflation and interest rates, at least for the short term, are expected to continue to rise. Rising interest rates are expected to have the following impact on our business:

- Rising interest rates would likely cause a decline in the values of properties in our investment portfolio;

- Rising interest rates would likely cause an increase inflation and a corresponding increase in the Consumer Price Index ("CPI"), which over time will result in increased revenue and partially offset the impact of declining property values;

- Rising interest rates would have an impact on debt costs, as the line of credit under our credit facility is a variable rate obligation;

- Rising interest rates are expected to enable us to achieve higher rates of return on new investments, which would be partially offset by increased debt costs on these new investments associated with increased interest rates;

- Rising interest rates could make other income-generating products more attractive to investors on a relative basis than our CPA(R) REITs; and

- Rising interest rates may have an impact on the credit quality on certain tenants.

Our objective is to increase shareholder value and earnings through prudent management of both our real estate assets and the real estate assets of the CPA(R) REITs, through the expansion of our management services business and opportunistic investments. On behalf of the CPA(R) REITs, we expect to evaluate a number of different opportunities in a variety of property types and geographic locations and to pursue the most attractive opportunities based upon our analysis of the risk/return tradeoffs.

We expect to continue investing in the international commercial real estate market on behalf of the CPA(R) REITs, as we believe the international market provides for favorable opportunities relative to risk/return as compared to U.S. opportunities. In addition, financing terms are generally more favorable for international transactions. Financing terms for international transactions generally provide for lower interest rates and greater flexibility to finance the underlying property. These benefits are partially offset by shorter financing maturities.

For the three months ended March 31, 2005, cash flows generated from operations and equity investments were sufficient to fund dividends paid and meet other obligations including making scheduled mortgage principal payments and paying off a mortgage balance on one of our Houston, Texas properties.

                              W. P. CAREY & CO. LLC

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

CURRENT DEVELOPMENTS INCLUDE:

INVESTMENT ACTIVITY. During the quarter ended March 31, 2005, we structured $367,000 in investments on behalf of the CPA(R) REITs. Approximately 75% of these investments were made on behalf of CPA(R):16 - Global, with the remainder made on behalf of CPA(R):15.

SENIOR MANAGEMENT. In March 2005, Gordon F. DuGan, vice chairman, was elected chief executive officer. Mr. DuGan was previously our co-chief executive officer with William Polk Carey, who will remain chairman of the board. Mr. DuGan will also serve as chief executive officer of the CPA(R) REITs. Also in March 2005, Thomas E. Zacharias was appointed chief operating officer. Mr. Zacharias will continue to serve as managing director and head of our asset management department and will also serve as chief operating officer of the CPA(R) REITs. In connection with the ongoing investigation by the United States Securities and Exchange Commission ("SEC") of payments to broker-dealers (as described in Item
1. Legal Proceedings), the board of directors has accepted the resignation of John J. Park as chief financial officer and elected Claude Fernandez, who has been our principal accounting officer, as acting chief financial officer. A search is underway for a new chief financial officer. Mr. Park will remain with us as managing director - strategic planning.


DISPOSITIONS. During the quarter ended March 31, 2005, we completed the sales of three properties, two of which were vacant, for combined net proceeds of $3,613 and recognized a net loss on the sales of $20. In March, we received notification from the Apogent Technologies Inc., parent and guarantor of the lessee of three properties, of its intent to purchase these properties, pursuant to the terms of the lease agreement between us and the lessee. This transaction was completed during our second quarter ending June 30, 2005. The proceeds from this sale, net of closing costs, totaled $28,863 and resulted in a gain on the sale of $9,156, which will be recorded in our second quarter.

PROPOSED DISPOSITIONS. In March, we received notification from Gibson Greetings, Inc., the lessee of two properties, that Gibson intends to exercise its option to purchase both properties, at fair value, pursuant to the terms of the lease agreement between us and Gibson. We recorded a non-cash impairment charge of $8,872 in connection with this transaction as the properties estimated fair value, less estimated selling costs, was less than the properties carrying value of $33,629. We currently expect this transaction to close by November 30, 2005.

In March, management approved a plan of disposition for our property in Livonia, Michigan. We currently estimate that the property's fair value approximates $8,500. In connection with the disposition plan, we recorded a non-cash impairment charge of $800.

In March, we entered into a contract to sell our property in Travelers Rest, South Carolina to a third party for $2,550. This transaction is expected to be completed in the third quarter ending September 30, 2005. We currently expect to record a gain on the sale of this property of approximately $1,000.

We approved a formal plan of disposition for our property in Duffield, Virginia during the quarter ended March 31, 2005. We are aggressively marketing this property for sale and currently estimate the property's fair value to approximate $940. When a sale of this property is completed, we expect to record a gain on the sale of approximately $160 based on the current estimated fair value.

CPA(R):16 - GLOBAL INITIAL OFFERING. In March 2005, CPA(R):16 - Global filed an amendment to its registration statement to deregister shares of its common stock that remained unissued as of March 8, 2005, pursuant to its initial offering. In September, 2004, CPA(R):16 - Global filed a registration statement with the SEC for a second offering of shares of common stock that has not yet been declared effective. Once a decision is made to recommence sales of shares, the second offering, which will also be on a "best efforts" basis, will be for a maximum of 80,000,000 shares at a price of $10 per share and will register up to 40,000,000 shares for the Distribution Reinvestment and Share Purchase Plan.

DIVIDEND. In March 2005, our board of directors approved and increased the first quarter dividend to $.444 per share payable in April 2005 to shareholders of record as of March 31, 2005.

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

A summary of comparative results of these business segments is as follows:

REAL ESTATE OPERATIONS

                                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                                            ------------------------------------
                                                               2005         2004        CHANGE
                                                            ---------    ---------    ---------
Lease revenues                                              $  17,265    $  14,487    $   2,778
Other operating income                                            559        1,815       (1,256)
                                                            ---------    ---------    ---------
   Total revenue                                               17,824       16,302        1,522
                                                            ---------    ---------    ---------
Depreciation and amortization                                   3,793        2,261        1,532
General and administrative expenses                               833          809           24
Property expenses                                               1,663        1,783         (120)
Impairment charges and loan losses                                 --        2,250       (2,250)
                                                            ---------    ---------    ---------
Total Operating expenses                                        6,289        7,103         (814)
                                                            ---------    ---------    ---------

Other interest income                                              45           70          (25)
Minority interest in (income) loss                               (157)         (91)         (66)
Income from equity investments                                    823          983         (160)
Interest expense                                               (4,313)      (3,563)        (750)
(Loss) gain on foreign currency transactions                     (350)         449         (799)
                                                            ---------    ---------    ---------
   Income from continuing operations before income taxes        7,583        7,047          536
Provision for income taxes                                        (54)        (399)         345
                                                            ---------    ---------    ---------
   Income from continuing operations                        $   7,529    $   6,648    $     881
                                                            =========    =========    =========

Lease Revenues

For the comparable quarters ended March 31, 2005 and 2004, lease revenues (rental income and interest income from direct financing leases) increased by $2,778 primarily due to $2,769 in revenue from properties acquired from CIP(R) in September 2004 and $419 from scheduled rent increases. These increases were partially offset by a reduction in rent of $283 due to lease expirations and a $319 reduction in interest income from direct financing leases for financial reporting purposes as a result of reducing estimated residual values on several leases. Our net leases generally have rent increases based on formulas indexed to increases in the CPI or other indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future.

RECENT LEASE ACTIVITY - The following lease activity occurred during the quarter ended March 31, 2005:

   - In February, Winn-Dixie Stores, Inc., a lessee of our Bay Minette, Alabama property, terminated its lease in connection with its reorganization in Chapter 11 bankruptcy. Annual lease revenue from this property was $128.

   - In March, we received notifications from Gibson, the lessee of our Amberly Village, Ohio and Berea, Kentucky properties, and Apogent, parent and guarantor of the lessee of our Dubuque, Iowa, Portsmouth, New Hampshire and Penfield, New York properties, of their intent to purchase these properties pursuant to the terms of their respective lease agreements. As a result of receiving these notifications, these properties have been classified as held for sale as of March 31, 2005 (see Discontinued Operations below). Total annual lease revenues from these properties are $5,425.

                              W. P. CAREY & CO. LLC

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

   - A lease with Lucent Technologies that was scheduled to expire in March 2005 was extended for two years on substantially similar financial terms and provides for annual rent of $1,942.

   - We entered into a new long-term lease in March 2005 with Alcoa, Inc. for property in Salisbury, North Carolina that was previously vacant. The lease provides for initial annual rent of $450.

   - We entered into a lease with Werner Co. in May 2005, effective in August, for our property in Erlanger, Kentucky. The lease has an initial term of 10 years and provides for initial annual rent of $1,120 with annual stated increases and also provides Werner with the right to terminate the lease at the beginning of the seventh lease year, subject to a termination fee of $489. We have also provided Werner with an improvement allowance of $1,160. Werner is obligated to pay its share of insurance, maintenance and real estate taxes; however, we retain the obligation for certain structural repairs or replacements.

Other Operating Income

Other operating income generally consists of lease termination payments and other non-rent related revenues from real estate operations including, but not limited to, settlements of claims against former lessees. We receive settlements in the ordinary course of business; however, the timing and amount of such settlements cannot always be estimated. For the comparable quarters ended March 31, 2005 and 2004, other operating income decreased $1,256 primarily due to the receipt of $1,500 in distributions in connection with a bankruptcy claim against a former lessee in 2004.

Depreciation and Amortization

For the comparable quarters ended March 31, 2005 and 2004, depreciation and amortization expense increased by $1,532. The increase is primarily a result of depreciation and amortization expense recognized on the properties acquired from CIP(R) in September 2004, which represented $1,514 for the three-month period ended March 31, 2005.

Property Expenses

For the comparable quarters ended March 31, 2005 and 2004, property expenses decreased $120, primarily due to the recognition in the first quarter of 2004 of a $200 non-cash charge to the allowance for uncollectible rents. This decrease was partially offset by an increase in real estate taxes on several vacant properties.

While we consider single-tenant net leasing to be our primary real estate operation, several net leases have expired and, as a result, there are a number of properties which are multi-tenant, vacant or partially vacant. We are aggressively remarketing these properties or evaluating alternatives, including, but not limited to, re-leasing the vacant or partially vacant properties on a multi-tenant basis and selling such properties. During the quarter ended March 31, 2005, we sold two vacant properties that had combined annual carrying costs of approximately $150.

Impairment Charges and Loan Losses

For the quarter ended March 31, 2004, we incurred a loan loss of $2,250 related to the write-off of a note receivable which was received in connection with the sale of a property in 2003. There were no impairment charges or loan losses incurred in the quarter ended March 31, 2005.

Interest Expense

For the comparable quarters ended March 31, 2005 and 2004, interest expense increased $750, primarily due to an increase of $733 related to additional borrowings and higher interest rates related to our credit facility. The average outstanding balance and average annual variable interest rate on our credit facility increased by approximately $76,000 and 1.49%, respectively, for the comparable quarters.

Income From Equity Investments

For the comparable quarters ended March 31, 2005 and 2004, income from equity investments decreased by $160. This decrease is primarily due to the acquisition of the remaining 81.46% interest in a limited partnership in connection with the acquisition of certain properties from CIP(R) in September 2004. We previously owned an 18.54% interest as a limited partner and accounted for our 18.54% interest as an equity investment. As a result of the acquisition, we now consolidate the accounts of our 100% ownership in the partnership. Equity income from the 18.54% interest for the three-month period ended March 31, 2004 was $114.

                              W. P. CAREY & CO. LLC

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

(Loss) Gain on Foreign Currency Transactions

For the quarter ended March 31, 2005, we recognized a net loss on foreign currency transactions of $350 as compared to a net gain of $449 for the comparable prior year period. The net loss for the current quarter is comprised of a gain of $14 from the transfer of cash from foreign operating subsidiaries and a loss of $364 from exchange rate changes on intercompany debt within our consolidated group. The decrease between the comparable quarters is primarily due to the effect on the first quarter of 2005 of the strengthening of the US dollar since December 31, 2004.

Provision for Income Taxes

For the comparable quarters ended March 31, 2005 and 2004, provision for income taxes decreased $345, primarily due to the ability in certain states to file tax returns for operating subsidiaries rather than filing consolidated returns and changes in estimates for tax expense as a result of refunds received from prior year tax returns. The ability to file tax returns for operating subsidiaries rather than consolidated returns was deemed more tax efficient.

Income from Continuing Operations

For the comparable quarters ended March 31, 2005 and 2004, income from continuing operations increased $881. The increase is primarily due to recent lease activity, including the acquisition of CIP(R) properties which contributed approximately $670 to income from continuing operations as a result of increased lease revenues partially offset by increases in depreciation and amortization and interest expenses. Income from continuing operations also benefited as a result of prior year transactions (impairment charge partially offset by the receipt of bankruptcy claim distributions) that were not repeated in the current quarter. These variances are all described above.

Discontinued Operations

For the quarter ended March 31, 2005, we incurred a loss from discontinued operations of $8,625. This loss is primarily the result of non-cash impairment charges of $8,872 for our properties to be sold to Gibson and $800 for our property held for sale in Livonia, Michigan. These charges were partially offset by income generated from the operations of several discontinued properties.

In May 2005, we received net proceeds of $28,863 from the sale of real estate to Apogent and will record a gain of $9,156 on this sale during our second quarter ending June 30, 2005.

MANAGEMENT SERVICES OPERATIONS

                                                       FOR THE THREE MONTHS ENDED MARCH 31,
                                                -------------------------------------------------
                                                    2005               2004             CHANGE
                                                ------------       ------------       -----------
Management income from affiliates               $     26,138       $     17,252       $     8,886
                                                ------------       ------------       -----------
Depreciation and amortization                          1,311              1,809              (498)
General and administrative                            12,978              9,930             3,048
                                                ------------       ------------       -----------
  Total operating expenses                            14,289             11,739             2,550
                                                ------------       ------------       -----------
Income from continuing operations before
  other interest income, minority
  interest, equity income, interest
  expense and taxes                                   11,849              5,513             6,336
Other interest income                                    797                610               187
Minority interest in (income) loss                      (475)                23              (498)
Income from equity investments                           545                353               192
Interest expense                                           -                (35)               35
                                                ------------       ------------       -----------
  Income from continuing operations
   before taxes                                       12,716              6,464             6,252
Provision for income taxes                            (5,799)            (3,006)           (2,793)
                                                ------------       ------------       -----------
  Income from continuing operations             $      6,917       $      3,458       $     3,459
                                                ============       ============       ===========

Management Income from Affiliates

For the comparable quarters ended March 31, 2005 and 2004, management income from affiliates increased $8,886 due to increases in transaction fees of $7,748, which includes acquisition expense allowance fees related to CPA(R):16-Global, and asset-based management and performance fees of $1,138. These increases were partially offset by a decline in revenues related to fundraising activities as a result of CPA(R):16-Global's termination of its initial offering in March 2005.

Transaction fees included fees from structuring acquisitions and financing on behalf of the CPA(R) REITs. We structured $367,113 of acquisitions for the quarter ended March 31, 2005 as compared with $68,376 in the comparable prior year quarter. Approximately 75% of acquisitions structured in the quarter ended March 31, 2005 related to CPA(R):16-Global, which commenced operations in

                              W. P. CAREY & CO. LLC

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

2004. The increase in asset-based fees resulted from an approximately 27% increase in the asset base of the CPA(R) REITs since March 31, 2004. Annual asset-based fees related to the interests in properties we acquired from CIP(R) during 2004 were approximately $1,422 and we no longer receive these asset-based fees.

Based on assets under management of the CPA(R) REITs as of March 31, 2005, annualized management and performance fees under the advisory agreements are approximately $51,000. The asset-based fees that we earn may increase or decrease depending upon (i) increases in the CPA(R) REIT asset bases as a result of new acquisitions; (ii) decreases in the CPA(R) REIT asset base resulting from sales of properties; or (iii) increases or decreases in the asset valuations of those CPA(R) REIT funds that are revalued annually (subsequent to an initial valuation pursuant to each CPA(R) REITs advisory agreement).

Acquisition activity is subject to fluctuations. We continue to face increased competition for the acquisition of commercial and industrial properties. This competition is from insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings.

A portion of the CPA(R) REIT transaction and management fees is based on each CPA(R) REIT meeting specific performance criteria and is earned only if the criteria are achieved. The performance criterion for CPA(R):16-Global has not yet been satisfied as of March 31, 2005, resulting in $4,162 in transaction fees and $637 in performance fees not being recognized by us for the quarter ended March 31, 2005. Since the inception of CPA(R):16-Global, we have not recognized $1,456 and $11,697 of asset based and acquisition fees, respectively. We will only be able to recognize the fees if the performance criterion is met. The performance criterion for CPA(R):16-Global is a cumulative non-compounded distribution return to shareholders of 6%. As of March 31, 2005, the cumulative distribution return for CPA(R):16-Global is 4.78%. Based on management's current assessment, CPA(R):16-Global is expected to meet the cumulative performance criterion in 2006, at which time, we would record and collect the cumulative unrecognized fees. There is no assurance that the performance criterion will be achieved as projected as it is dependent on, among other factors, the investment of CPA(R):16 - Global's existing capital, and any additional capital raised in a future offering of its shares, in properties generating income in excess of the performance criterion, as well as on the distribution rates that may be set by CPA(R):16-Global's board of directors. Because CPA(R):16-Global's proportion of total acquisition volume is expected to increase in 2005 relative to the other CPA(R) REITs and its performance criterion are not expected to be met during 2005, transaction based revenue for 2005 is likely to decrease.

Depreciation and Amortization

For the comparable quarters ended March 31, 2005 and 2004, depreciation and amortization expense decreased by $498. The decrease is primarily due to certain intangible assets that fully amortized during 2004.

General and Administrative Expenses

For the comparable quarters ended March 31, 2005 and 2004, general and administrative expenses increased $3,048 primarily due to an increase in personnel costs of $1,435 and an increase of $838 in professional services, which includes auditing, legal and consulting fees. A significant portion of personnel costs is directly related to CPA(R) REIT transaction volume, which increased by $299,000 over the comparable prior year quarter. The increases in auditing, legal and related matters, and consulting fees are primarily related to ongoing securities law compliance, including the Sarbanes-Oxley Act and the ongoing SEC investigation. These increases were partially offset by a decrease in capital raising activities, which decreased by approximately $73,500 over the comparable prior year quarter, primarily due to CPA(R):16-Global's termination of its initial offering.

Minority Interest in (Income) Loss

For the quarter ended March 31, 2005, the increase in minority interest in (income) loss reflects the minority shareholders' interest in income generated from our majority owned subsidiary, W. P. Carey International LLC ("WPCI"), whose income increased primarily due to its increased acquisition activity. For the comparable prior year quarter, WPCI generated a loss from operations.

Provision for Income Taxes

For the comparable quarters ended March 31, 2005 and 2004, the provision for income taxes increased $2,379, primarily as a result of the increase in pre-tax earnings from our management services for the comparable periods. Approximately 92% of our management revenue for the three-month period ended March 31, 2005 was earned by a taxable, wholly-owned subsidiary.

Income From Continuing Operations

For the comparable quarters ended March 31, 2005 and 2004, income from continuing operations increased by $3,459 primarily due to an increase in transaction and asset-based management and performance fees related to increased acquisition activity. This increase was partially offset by increases in general and administrative expenses and the provision for income taxes. These variances are all described above.

                              W. P. CAREY & CO. LLC

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

OTHER

In 2002, one of our wholly-owned indirect subsidiaries entered into a build-to-suit development management agreement with the Los Angeles United School District (the "District") with respect to the development and construction of a new high school. Under the build-to-suit agreement, the subsidiary's role is that of a development manager pursuant to provisions of the California Education Code. The subsidiary, in turn, engaged a general contractor to undertake the construction project. Under the construction agreement with the general contractor, the subsidiary is acting as a conduit for the payments made by the District and is only obligated to make payments to the general contractor based on payments received, except for a maximum guarantee of up to $2,000 for nonpayment. We and the District are currently involved in an arbitration proceeding relating to certain disagreements regarding the costs of the project and whether we are entitled to reimbursement for incurring these costs. We currently project that we will recognize an overall profit under our development management agreement. The recognition of income on the project is being recognized using a blended profit margin under the percentage of completion method of accounting. Due to our disputes with the District, which resulted in a change in our estimate of profit on this project, development income decreased to $34 in the current quarter from $168 in the comparable prior year quarter.

Our hotel operations in Livonia, Michigan have been classified as held for sale as of March 31, 2005 and the results of operations, and related impairment charge, from this property for the three-month periods ended March 31, 2005 and 2004 are reflected in the condensed consolidated statements of operations as "Discontinued Operations" (see Discontinued Operations above).

FINANCIAL CONDITION

Uses of Cash During the Period

There has been no material change in our financial condition since December 31, 2004. Cash and cash equivalents totaled $24,428 as of March 31, 2005, an increase of $7,713 from December 31, 2004. We believe that we will generate sufficient cash from operations and, if necessary, from the proceeds of limited recourse mortgage loans, unsecured indebtedness and the issuance of additional equity securities to meet our short-term and long-term liquidity needs. We assess our ability to access capital on an ongoing basis. Our use of cash during the period is described below.

OPERATING ACTIVITIES - In evaluating cash flow from operations, management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of noncash charges such as depreciation and amortization. Cash flows from operating activities and distributions received from equity investments for the quarter ended March 31, 2005 of $29,438 were sufficient to fund dividends to shareholders of $16,584. During the quarter ended March 31, 2005, we received fees of $9,135 in connection with structuring acquisition transactions and fees of $5,030, exclusive of that portion of such fees being satisfied by the CPA(R) REITs through, the issuance of their common stock rather than paying cash, from providing asset-based management services on behalf of the CPA(R) REITs. Our real estate operations provided cash flows (contractual lease revenues less property-level debt service) of approximately $11,880. In January 2005, we received $11,817 from the annual installment of deferred acquisition fees, including interest. The next installment payable in January 2006 is expected to be approximately $15,550 including interest. The installments are subject to certain performance criteria. CPA(R):16-Global has not yet met its performance criterion and is not expected to pay any deferred amounts in 2006. We currently expect that annual cash flows from operations will be sufficient to continue to fund distributions; however, operating cash flows fluctuate on a quarterly basis due to such factors as the timing of certain compensation payments, receipt of the annual installment of deferred acquisition fees and interest thereon in the first quarter and the timing of the receipt of transaction-related fees.

INVESTING ACTIVITIES - Our investing activities are generally comprised of real estate transactions (purchases and sales) and capitalized property related costs. During the quarter ended March 31, 2005, we received net proceeds of $3,613 related to the sales of three properties, two of which were vacant. Over the past several years, we have pursued a strategy of selling our smaller properties as well as properties that do not generate significant cash flow and require more intensive asset management services. As of March 31, 2005 we have classified three additional vacant properties as held for sale. In January 2005, we paid our annual installment of deferred acquisition fees of $524 to our former management company relating to 1998 and 1999 property acquisitions. The remaining obligation as of March 31, 2005 is $1,709. We currently anticipate using cash from operations to fund the remaining obligation. During the three-month period ended March 31, 2005, we received distributions of $1,066 from the CPA(R) REITs, of which $520 is included in cash flows from investing activities as it was in excess of the income recognized on the CPA(R) REIT investments for financial reporting purposes. Based on current distribution rates and our share holdings in the CPA(R) REITs, projected annual distributions from these investments amount to approximately $4,650.

FINANCING ACTIVITIES - During the quarter ended March 31, 2005 we paid dividends to shareholders of $16,584, an increase over the comparable prior year period. In addition to paying dividends, our financing activities included paying down the outstanding balance on our credit facility by $2,000. Gross borrowings under the credit facility were $20,000, which were used for several purposes in the normal course of business, and repayments

                              W. P. CAREY & CO. LLC

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

were $22,000. The majority of the repayments were made using cash received in the normal course of business including cash proceeds from the sales of three properties. We also raised $1,421 from the issuance of shares primarily through our Distribution Reinvestment and Share Purchase Plan.

In the case of limited recourse mortgage financing that does not fully amortize over its term or is currently due, we are responsible for the balloon payment only to the extent of our interest in the encumbered property because the holder has recourse only to the collateral. If balloon payments come due, we may seek to refinance the loans, restructure the debt with the existing lenders or evaluate our ability to satisfy the obligation from our existing resources including our revolving line of credit. To the extent the remaining initial lease term on any property remains in place for a number of years beyond the balloon payment date, we believe that the ability to refinance balloon payment obligations is enhanced. From time to time, we also evaluate our outstanding loans for opportunities to refinance debt at lower interest rates that may occur as a result of decreasing interest rates or improvements in the credit rating of tenants. We believe we have sufficient resources to pay off the loans if they are not refinanced. In addition, 72% of our outstanding mortgage debt has fixed rates of interest so that debt service on these obligations will not be significantly affected by any increases in interest rates.

Cash Resources

As of March 31, 2005, we had $24,428 in cash and cash equivalents, which can be used for working capital needs and other commitments and may be used for future real estate purchases. We also have a credit facility with unused capacity of up to $125,000 available as of March 31, 2005, which is also available to meet working capital needs and other commitments. In addition, debt may be incurred on unleveraged properties with a carrying value of $368,716 as of March 31, 2005 and any proceeds may be used to finance future real estate purchases. The credit facility has financial covenants requiring us to maintain a minimum equity value and to meet or exceed certain operating and coverage ratios. Amounts drawn on the credit facility, which expires in May 2007, bear interest at a rate of either (i) the one, two, three or six-month LIBOR, plus a spread which ranges from 0.6% to 1.45% depending on leverage or corporate credit rating or (ii) the greater of the bank's Prime Rate and the Federal Funds Effective Rate, plus ..50%, plus a spread of up to .125% depending on our leverage.

                             MARCH 31, 2005            DECEMBER 31, 2004
                         -----------------------    -----------------------
                          MAXIMUM    OUTSTANDING     MAXIMUM    OUTSTANDING
                         AVAILABLE     BALANCE      AVAILABLE     BALANCE
                         ---------   -----------    ---------   -----------
Credit Facility          $ 225,000   $   100,000    $ 225,000   $   102,000

Cash Requirements

During the next twelve months, cash requirements will include paying dividends to shareholders, scheduled mortgage principal payments, including a mortgage balloon payment of $9,555 scheduled for January 2006, making distributions to minority partners as well as other normal recurring operating expenses. We may also seek to use our cash to purchase new properties and maintain cash balances sufficient to meet working capital needs. We may issue additional shares in connection with purchases of real estate when it is consistent with the objectives of the seller.

We have budgeted capital expenditures of up to approximately $2,965 at various properties over the next twelve months. The capital expenditures will primarily be for tenant and property improvements in order to enhance a property's cash flow or marketability for re-leasing or sale. This includes expected environmental remediation costs of $1,500 to be funded to prepare the Red Bank property for sale to a third party. We have received a grant from an agency of the State of Ohio, which will reimburse us for certain environmental costs at Red Bank. In addition, we have entered into an agreement to share certain other of the expected environmental costs with a third party which operated a business at the property prior to our ownership.

We expect to meet our capital requirements to fund future property acquisitions, construction costs on build-to-suit transactions, any capital expenditures on existing properties and scheduled debt maturities on limited recourse mortgages through use of our cash reserves or unused amounts on our credit facility.

                              W. P. CAREY & CO. LLC

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

OFF-BALANCE SHEET AND AGGREGATE CONTRACTUAL AGREEMENTS

The table below summarizes our contractual obligations as of March 31, 2005 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods.

                                                                     LESS THAN                          MORE THAN
                                                          TOTAL       1 YEAR    1-3 YEARS   3-5 YEARS    5 YEARS
Limited recourse mortgage notes payable (1)            $  202,854    $  29,592  $  56,500   $  61,317   $  55,445
Unsecured note payable (1)                                108,576            -    108,576           -           -
Deferred acquisition fees (1)                               1,304          595        704           5           -
Development project (2)                                     2,000        2,000          -           -           -
Operating leases (3)                                       15,103        1,175      2,711       2,692       8,525
                                                       ----------    ---------  ---------   ---------   ---------
                                                       $  329,837    $  33,362  $ 168,491   $  64,014    $ 63,970
                                                       ==========    =========  =========   =========   =========

(1) Amounts are inclusive of principal and interest.

(2) We have provided a guarantee of $2,000 related to the District development project.

(3) Operating lease obligations consist primarily of our share of minimum rents payable under an office cost-sharing agreement.

Amounts related to our foreign operations are based on the exchange rate of the Euro as of March 31, 2005.

                              W. P. CAREY & CO. LLC

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (in thousands except share and per share amounts)

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

At March 31, 2005, $129,770 of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of our debt obligations and the related weighted-average interest rates by expected maturity dates for our fixed rate debt. Interest on fixed rate debt as of March 31, 2005 ranged from 6.11% to 10.125%. The interest rates on our variable rate debt as of March 31, 2005 ranged from 3.92% to 6.44%.

Advances from the line of credit bear interest at an annual rate of either (i) the one, two, three or six-month LIBOR, plus a spread which ranges from 0.6% to 1.45% depending on leverage or corporate credit rating or (ii) the greater of the bank's Prime Rate and the Federal Funds Effective Rate, plus .50%, plus a spread of up to .125% depending on our leverage.

                                     2005       2006       2007      2008      2009     Thereafter     Total    Fair Value
Fixed rate debt                     $5,296    $ 21,159   $ 23,499   $8,128   $ 35,045   $   36,643   $ 129,770  $  130,343
Weighted average interest rate        7.60%       7.22%      7.92%    7.69%      7.39%        7.23%
Variable rate debt                  $1,759    $  2,619   $102,898   $3,199   $  3,386   $   36,958   $ 150,819  $  150,819

Annual interest expense would increase or decrease on variable rate debt by approximately $1,508 for each 1% increase or decrease in interest rates. A change in interest rates of 1% would increase or decrease the fair value of our fixed rate debt at March 31, 2005 by approximately $4,367.

Foreign Currency Exchange Rate Risk

We have foreign operations in France and as such are subject to risk from the effects of exchange rate movements of the Euro, which may affect future costs and cash flows. We are a net receiver of the Euro (we receive more cash then we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the Euro. For the quarters ended March 31, 2005 and 2004, we recognized $13 and $336, respectively, in foreign currency transaction gains in connection with the transfer of cash from foreign operating subsidiaries to the parent company. The cash received was subsequently converted into dollars. In addition, for the quarters ended March 31, 2005 and 2004, we recognized a net unrealized foreign currency loss of $363 and a net gain of $113, respectively. The cumulative foreign currency translation adjustment reflects a gain of $33. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 4. - CONTROLS AND PROCEDURES

(a) DISCLOSURE CONTROLS AND PROCEDURES

Our disclosure controls and procedures include our controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported, within the required time periods. It should be noted that no system of controls can provide complete assurance of achieving our objectives, and that future events may impact the effectiveness of a system of controls.

As previously reported in our Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004, during the first quarter of 2005, we identified a material weakness in internal control over financial reporting with respect to maintaining effective controls over the calculation and review of estimated deferred taxes. Our Chief Executive Officer and Chief Financial Officer have conducted a review of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Although we have begun implementing remediation steps as described in (b) below with respect to controls over the calculation and review of estimated deferred taxes, these remediation steps are not fully implemented yet and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2005.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

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

                              W. P. CAREY & CO. LLC

                                     PART II

Item 1. - LEGAL PROCEEDINGS

As of March 31, 2005, we were not involved in any material litigation.

In March 2004, following a broker-dealer examination of Carey Financial Corporation ("Carey Financial"), our wholly-owned broker-dealer subsidiary, by the staff of the SEC, Carey Financial received a letter from the staff of the SEC alleging certain infractions by Carey Financial of the Securities Act of 1933, the Securities Exchange Act of 1934, the rules and regulations thereunder and those of the National Association of Securities Dealers, Inc. ("NASD").

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

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   During the quarter ended March 31, 2005, no matters were submitted to a vote of security holders.

Item 6. - EXHIBITS

   10.9 Employment Agreement Dated April 7, 1997 between W.P. Carey & Co., Inc. and Claude Fernandez

   31.1 Certification of Chief Executive Officer

   31.2 Certification of Chief Financial Officer

   32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                              W. P. CAREY & CO. LLC

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                W.P. CAREY & CO. LLC

    5/16/2005                              By: /s/ Claude Fernandez
------------------                             ---------------------------------
      Date                                      Claude Fernandez
                                                Managing Director and
                                                acting Chief Financial Officer
                                                (acting Principal Financial
                                                Officer)

    5/16/2005                              By: /s/ Michael D. Roberts
------------------                             ---------------------------------
       Date                                     Michael D. Roberts
                                                Managing Director and Controller
                                                (acting Principal Accounting
                                                 Officer)