Form 10-Q
period 2005-06-30
CAREY W P & CO LLC
filed 2005-08-09
CIK 1025378

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                 ---------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

      Registrant has 37,724,239 Listed Shares, no par value, outstanding at August 2, 2005.

================================================================================

                              W. P. CAREY & CO. LLC

                                      INDEX

                                                                                                                    PAGE NO.
                                                                                                                    --------
PART I
Item 1. - Financial Statements*
     Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004                                              3
     Consolidated Statements of Income for the three and six months ended June 30, 2005 and 2004                        4
     Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2005 and 2004          5
     Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004                            6-7
     Notes to Consolidated Financial Statements                                                                      8-16
Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations                     17-28
Item 3. - Quantitative and Qualitative Disclosures About Market Risk                                                   29
Item 4. - Controls and Procedures                                                                                   29-30
PART II - Other Information
Item 1. - Legal Proceedings                                                                                         31-32
Item 4. - Submission of Matters to a Vote of Security Holders                                                          32
Item 6. - Exhibits                                                                                                     32
Signatures                                                                                                             33

*The summarized consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of such financial statements have been included.

                              W. P. CAREY & CO. LLC

                                     PART I
                         Item 1. - FINANCIAL STATEMENTS
                     CONSOLIDATED BALANCE SHEETS (unaudited)
                       (in thousands except share amounts)

                                                                                                                   DECEMBER 31, 2004
                                                                                                   JUNE 30, 2005        (NOTE)
                                                                                                   -------------   -----------------
    ASSETS:
Real estate accounted for under the operating method, net of accumulated depreciation of
  $57,897 and $53,914 at June 30, 2005 and December 31, 2004                                        $   462,511       $   476,365
Net investment in direct financing leases                                                               136,044           190,644
Operating real estate, net of accumulated depreciation of $6,983 at December 31, 2004                         -             9,140
Equity investments                                                                                      121,306           110,379
Assets held for sale                                                                                     37,647            12,802
Cash and cash equivalents                                                                                15,112            16,715
Due from affiliates                                                                                      57,926            63,471
Goodwill                                                                                                 63,607            63,607
Intangible assets, net of accumulated amortization of $40,510 and $35,610 at June 30, 2005
  and December 31, 2004                                                                                  45,601            50,501
Other assets, net                                                                                        22,657            19,915
                                                                                                    -----------       -----------
     Total assets                                                                                   $   962,411       $ 1,013,539
                                                                                                    ===========       ===========
    LIABILITIES, MINORITY INTEREST AND MEMBERS' EQUITY:
Liabilities:
Mortgage notes payable                                                                              $   174,874       $   190,698
Credit facility                                                                                          77,000           102,000
Accrued interest                                                                                          1,849             1,389
Dividends payable                                                                                        16,807            16,626
Accounts payable and accrued expenses                                                                    18,804            19,838
Prepaid rental income and security deposit                                                                4,384             4,881
Due to affiliates                                                                                         1,483             2,033
Accrued income taxes                                                                                      1,079             3,909
Deferred income taxes, net                                                                               37,805            38,359
Other liabilities                                                                                        13,449            11,748
                                                                                                    -----------       -----------
     Total liabilities                                                                                  347,534           391,481
                                                                                                    -----------       -----------
Minority interest                                                                                         1,065             1,407
                                                                                                    -----------       -----------
Commitments and contingencies (Note 10)
Members' equity:
Listed shares, no par value; 37,695,319 and 37,523,462 shares issued and
outstanding at June 30, 2005 and December 31, 2004                                                      740,480            734,658
Dividends in excess of accumulated earnings                                                            (123,128)          (112,441)
Unearned compensation                                                                                    (6,608)            (5,366)
Accumulated other comprehensive income                                                                    3,068              3,800
                                                                                                    -----------       ------------
     Total members' equity                                                                              613,812            620,651
                                                                                                    -----------       ------------
     Total liabilities, minority interest and members' equity                                       $   962,411       $  1,013,539
                                                                                                    ===========       ============

      The accompanying notes are an integral part of these consolidated financial statements.

Note: The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date.

                              W. P. CAREY & CO. LLC

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
               (in thousands, except per share and share amounts)

                                                   THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                   ----------------------------   --------------------------
                                                        2005           2004           2005          2004
                                                   -------------   ------------   ------------   -----------
Revenues:
  Management income from affiliates                $      24,713   $     32,535   $     50,851   $    49,787
  Rental income                                           13,507         10,673         26,936        21,375
  Interest income from direct financing leases             3,867          3,849          7,703         7,634
  Other operating income                                     413          2,637            972         4,452
  Revenue from other business operations                      21            263             55           431
                                                   -------------   ------------   ------------   -----------
                                                          42,521         49,957         86,517        83,679
                                                   -------------   ------------   ------------   -----------
Operating expenses:
  Depreciation                                             2,916          2,379          5,817         4,756
  Amortization                                             2,203          1,692          4,406         3,385
  General and administrative                              14,218         14,382         28,029        25,121
  Impairment charges and loan losses                           -            550              -         2,800
  Property expenses                                        1,632          1,455          3,295         3,238
                                                   -------------   ------------   ------------   -----------
                                                          20,969         20,458         41,547        39,300
                                                   -------------   ------------   ------------   -----------
   Income from continuing operations before other
     interest income, minority interest, equity
     income, gains and losses, interest expense
     and income taxes                                     21,552         29,499         44,970        44,379
  Other interest income                                      824            713          1,666         1,393
  Minority interest in income                               (767)           (97)        (1,399)         (165)
  Income from equity investments                           1,197          1,295          2,565         2,631
   (Loss) gain on foreign currency transactions
      and other gains, net                                  (313)           (42)          (663)          407
  Interest expense                                        (4,195)        (3,370)        (8,508)       (6,968)
                                                   -------------   ------------   ------------   -----------
   Income from continuing operations before
    income taxes                                          18,298         27,998         38,631        41,677
Provision for income taxes                                (5,099)        (8,732)       (10,952)      (12,137)
                                                   -------------   ------------   ------------   -----------
  Income from continuing operations                       13,199         19,266         27,679        29,540
                                                   -------------   ------------   ------------   -----------
Discontinued operations:
  Income from operations of discontinued
   properties                                                744          1,314          1,811         2,132
  Gain on sale of real estate                              9,139              -          9,119             -
  Impairment charge on properties held for sale           (6,149)        (5,100)       (15,821)       (5,100)
                                                   -------------   ------------   ------------   -----------
    Income (loss) from discontinued operations             3,734         (3,786)        (4,891)       (2,968)
                                                   -------------   ------------   ------------   -----------
    Net income                                     $      16,933   $     15,480   $     22,788   $    26,572
                                                   =============   ============   ============   ===========
Basic earnings per share:
  Earnings from continuing operations              $         .35   $        .51   $        .74   $       .79
   Income (loss) from discontinued operations                .10           (.10)          (.13)         (.08)
                                                   -------------   ------------   ------------   -----------
   Net income                                      $         .45   $        .41   $        .61   $       .71
                                                   =============   ============   ============   ===========
Diluted earnings per share:
  Earnings from continuing operations              $         .34   $        .50   $        .71   $       .76
   Income (loss) from discontinued operations                .09           (.10)          (.13)         (.07)
                                                   -------------   ------------   ------------   -----------
   Net income                                      $         .43   $        .40   $        .58   $       .69
                                                   =============   ============   ============   ===========

Dividends declared per share                       $        .446   $       .438   $       .890   $      .874
                                                   =============   ============   ============   ===========

Weighted average shares outstanding:
    Basic                                             37,670,305     37,404,485     37,631,539    37,359,638
                                                   =============   ============   ============   ===========
    Diluted                                           39,017,636     38,595,391     39,185,907    38,681,413
                                                   =============   ============   ============   ===========

      The accompanying notes are an integral part of these consolidated financial statements.

                              W. P. CAREY & CO. LLC

                           CONSOLIDATED STATEMENTS OF
                        COMPREHENSIVE INCOME (Unaudited)
                                 (in thousands)

                                                        THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                        ---------------------------    -------------------------
                                                           2005             2004          2005           2004
                                                        ----------       ----------    ---------      ----------
Net income:                                             $  16,933        $   15,480    $  22,788      $   26,572
                                                        ---------        ----------    ---------      ----------
Other comprehensive income (loss):
  Change in unrealized appreciation (depreciation) on
    marketable securities                                    1,179              (90)         114             267
  Foreign currency translation adjustment                     (363)             264         (846)         (1,012)
                                                        ----------       ----------    ---------      ----------
                                                               816              174         (732)           (745)
                                                        ----------       ----------    ---------      ----------
   Comprehensive income                                 $   17,749       $   15,654    $  22,056      $   25,827
                                                        ==========       ==========    =========      ==========

      The accompanying notes are an integral part of these consolidated financial statements.

                              W. P. CAREY & CO. LLC

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                      (in thousands, except share amounts)

                                                                                             SIX MONTHS ENDED JUNE 30,
                                                                                             -------------------------
                                                                                                2005          2004
                                                                                             ----------     ----------
Cash flows from operating activities:
  Net income                                                                                 $   22,788     $   26,572
  Adjustments to reconcile net income to net cash provided by continuing operating activities:
   Loss from discontinued operations, including impairment charges and gain/loss on sale          4,891          2,968
   Depreciation and amortization of intangible assets and deferred financing costs               10,502          8,528
   Unrealized loss (gain) on foreign currency transactions and warrants                             754            (68)
   Minority interest in income                                                                    1,399            165
   Straight-line rent adjustments                                                                 1,676            491
   Equity income in excess of distributions                                                        (100)          (328)
   Gain on sale of investments                                                                      (96)             -
   Realized loss (gain) on foreign currency transactions                                             11           (339)
   Management income received in shares of affiliates                                           (14,769)       (10,941)
   Costs paid by issuance of shares                                                                  96             81
   Amortization of unearned compensation                                                          1,696          2,154
   Impairment charges and loan losses                                                                 -          2,800
   Tax charge - share incentive plans                                                               360          1,589
   Deferred income taxes                                                                           (554)         3,452
   (Decrease) increase in accrued taxes payable                                                  (2,830)         3,402
   Increase in structuring fees receivable                                                       (4,234)        (6,970)
   Deferred acquisition fees received                                                             8,961          5,978
   Net change in other operating assets and liabilities                                          (2,738)        (1,285)
                                                                                             ----------     ----------
   Net cash provided by continuing operations                                                    27,813         38,249
   Net cash provided by discontinued operations                                                   2,438          2,707
                                                                                             ----------     ----------
     Net cash provided by operating activities                                                   30,251         40,956
                                                                                             ----------     ----------
Cash flows from investing activities:
  Distributions received from equity investments in excess of equity income                       3,049          1,695
  Purchases of real estate and equity investments                                                     -         (4,290)
  Proceeds from sale of property and investments                                                 32,604              -
  Release of funds from escrow in connection with the sale of a property                              -          7,185
  Capital expenditures                                                                             (976)        (1,332)
  Payment of deferred acquisition fees to affiliate                                                (524)          (524)
                                                                                             ----------     ----------
     Net cash provided by investing activities                                                   34,153          2,734
                                                                                             ----------     ----------
Cash flows from financing activities:
  Proceeds from credit facility                                                                  41,000         42,000
  Scheduled payments of mortgage principal                                                       (4,616)        (4,642)
  Prepayments of mortgage principal and credit facility                                         (70,893)       (55,000)
  Payment of financing costs                                                                          -         (1,185)
  Distributions to minority interests                                                              (356)        (1,101)
  Dividends paid                                                                                (33,294)       (32,265)
  Proceeds from issuance of shares                                                                2,420          2,238
  Retirement of shares                                                                                -         (2,543)
                                                                                             ----------     ----------
     Net cash used in financing activities                                                      (65,739)       (52,498)
                                                                                             ----------     ----------
Effect of exchange rate changes on cash                                                            (268)          (351)
                                                                                             ----------     ----------
     Net decrease in cash and cash equivalents                                                   (1,603)        (9,159)
Cash and cash equivalents, beginning of period                                                   16,715         24,359
                                                                                             ----------     ----------
Cash and cash equivalents, end of period                                                     $   15,112     $   15,200
                                                                                             ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                               W.P. CAREY & CO.LLC

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

The accompanying notes are an integral part of these consolidated financial statements.

                              W. P. CAREY & CO. LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts in thousands, except share and per share amounts)

NOTE 1: BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of W. P. Carey & Co. LLC and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X of the United States Securities and Exchange Commission ("SEC"). They do not include all information and notes required by generally accepted accounting principles for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2004.

Reclassification

The financial statements included in this Form 10-Q have been adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented (see Note 7). As a result, certain prior period amounts have been reclassified to conform to current period financial statement presentation.

NOTE 2. EARNINGS (LOSS) PER SHARE:

Basic and diluted earnings (loss) per common share for the Company for the three and six-month periods ended June 30, 2005 and 2004 were calculated as follows:

                                                     THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------    ----------------------------
                                                          2005          2004             2005           2004
                                                     ------------   ------------    -------------    -----------
Income from continuing operations                    $     13,199   $     19,266    $      27,679    $    29,540
Income (loss) income from discontinued operations           3,734         (3,786)          (4,891)        (2,968)
                                                     ------------   ------------    -------------    -----------
    Net income                                       $     16,933   $     15,480    $      22,788    $    26,572
                                                     ============   ============    =============    ===========
Weighted average shares outstanding - basic            37,670,305     37,404,485       37,631,539     37,359,638
Effect of dilutive securities: Stock options            1,347,331      1,190,906        1,554,368      1,321,775
                                                     ------------   ------------    -------------    -----------
Weighted average shares outstanding - diluted          39,017,636     38,595,391       39,185,907     38,681,413
                                                     ============   ============    =============    ===========
Basic earnings per share:
  Earnings from continuing operations                $        .35   $        .51    $         .74    $       .79
   Income (loss) from discontinued operations                 .10           (.10)            (.13)          (.08)
                                                     ------------   ------------    -------------    -----------
    Net income                                       $        .45   $        .41    $         .61    $       .71
                                                     ============   ============    =============    ===========
Diluted earnings per share:
  Earnings from continuing operations                $        .34   $        .50    $         .71    $       .76
   Income (loss) from discontinued operations                 .09           (.10)            (.13)          (.07)
                                                     ------------   ------------    -------------    -----------
    Net income                                       $        .43   $        .40    $         .58    $       .69
                                                     ============   ============    =============    ===========

The diluted weighted average shares outstanding for the six months ended June 30, 2004 has been restated to conform to the current year presentation. This change resulted in an increase in the diluted shares of 5,015 and had no impact on the Company's diluted earnings per share for the six months ended June 30, 2004.

NOTE 3. TRANSACTIONS WITH RELATED PARTIES:

Through one of its wholly-owned subsidiaries, the Company earns fees as the advisor ("Advisor") to the following affiliated CPA(R) REITs: Corporate Property Associates 12 Incorporated ("CPA(R):12"), Corporate Property Associates 14 Incorporated ("CPA(R):14"), Corporate Property Associates 15 Incorporated ("CPA(R):15"), Corporate Property Associates 16-Global Incorporated ("CPA(R):16-Global") and through September 1, 2004, Carey Institutional Properties Incorporated ("CIP(R)") (collectively, the "CPA(R) REITs"). Under the advisory agreements with the CPA(R) REITs, the Company performs various services, including but not limited to the day-to-day management of the CPA(R) REITs and transaction-related services. A portion of the CPA(R) REIT transaction and management

                              W. P. CAREY & CO. LLC

           (Amounts in thousands, except share and per share amounts)

fees is based on each CPA(R) REIT meeting specific performance criterion and is earned only if the criterion are achieved. Generally, the Company earns a base asset management fee of 1/2 of 1% per annum of average invested assets, as defined in the advisory agreements, for each CPA(R) REIT and, based upon specific performance criteria for each REIT, may be entitled to receive performance fees, calculated on the same basis as the asset management fee, and is reimbursed for certain costs, primarily the cost of personnel. Effective in 2005, the advisory agreements were amended to allow the Company to elect to receive restricted stock for any fee due from each CPA(R) REIT. For the three-month periods ended June 30, 2005 and 2004, total asset-based fees and reimbursements earned were $14,896 and $15,403, respectively. For the six-month periods ended June 30, 2005 and 2004, total asset-based fees and reimbursements earned were $30,327 and $29,695, respectively. For 2005, the Advisor has elected to receive all performance fees as well as the asset management fees of CPA(R):12 and CPA(R):16-Global in restricted shares.

In connection with structuring and negotiating acquisitions and related mortgage financing for the CPA(R) REITs, the advisory agreements provide for transaction fees based on the cost of the properties acquired. For the three-month periods ended June 30, 2005 and 2004, the Company earned transaction fees and reimbursement allowances of $9,817 and $17,133, respectively. For the six-month periods ended June 30, 2005 and 2004, the Company earned transaction fees of $20,524 and $20,093, respectively. A portion of the fees are payable in equal annual installments ranging from three to eight years, subject to each CPA(R) REIT meeting its preferred return. Unpaid installments bear interest at annual rates ranging from 5% to 7%. The Company may also earn fees related to the disposition of properties, subject to subordination provisions and will only be recognized as such subordination provisions are achieved.

CPA(R):16-Global has not met its performance criterion, a cumulative non-compounded distribution return of 6%, and because of that the Company did not recognize deferred acquisition and asset based fees of $2,554 and $869, respectively, for the three-month period ended June 30, 2005 and of $6,716 and $1,506, respectively, for the six-month period ended June 30, 2005. CPA(R):16-Global did not incur fees during the three and six-month periods ended June 30, 2004. Since the inception of CPA(R):16-Global, the Company has not recognized $14,251 and $2,325 of CPA(R):16-Global deferred acquisition and asset based fees, respectively. The Company will only be able to recognize the fees if CPA(R):16-Global meets its performance criterion. If these fees become payable, the Company may elect to receive them as either restricted shares or cash in accordance with the advisory agreement.

NOTE 4. EQUITY INVESTMENTS:

The Company owns interests in the CPA(R) REITs. The Company's interests in the CPA(R) REITs are accounted for under the equity method due to the Company's ability to exercise significant influence as the Advisor to the CPA(R) REITs. The CPA(R) REITs are publicly registered and file financial statements with the SEC. In connection with earning asset management and performance fees, the Company may elect to receive restricted shares of common stock in the CPA(R) REITs (see Note 3).

As of June 30, 2005, the Company's ownership in the CPA(R) REITs is as follows:

                                                  SHARES        % OF OUTSTANDING SHARES
                                                 ---------      -----------------------
CPA(R):12                                        1,521,972                4.73%
CPA(R):14                                        2,830,827                4.06%
CPA(R):15                                        2,672,568                2.09%
CPA(R):16-Global                                   134,700                0.24%

The Company also owns noncontrolling interests in (i) two limited partnerships as a limited partner, (ii) three limited liability companies and (iii) a jointly-controlled 36% tenancy-in-common interest in two properties subject to a master lease, with the remaining interests owned by affiliates and all of which net lease real estate on a single-tenant basis.

Combined financial information of the equity method investees is summarized as follows:

                                                             JUNE 30, 2005      DECEMBER 31, 2004
                                                             -------------      ----------------
Assets (primarily real estate)                                $  5,512,867        $   5,189,736
Liabilities (primarily mortgage notes payable)                  (2,251,782)          (2,372,468)
                                                              ------------        -------------
Partners' capital and shareholders' equity                    $  3,261,085        $   2,817,268
                                                              ============        =============
Company's share of equity investees' net assets               $    121,306        $     110,379
                                                              ============        =============

                              W. P. CAREY & CO. LLC

           (Amounts in thousands, except share and per share amounts)

                                                                                           SIX MONTHS ENDED JUNE 30,
                                                                                           -------------------------
                                                                                               2005           2004
                                                                                           ------------   ----------
Revenues (primarily rental income and interest income from direct financing leases)        $    218,926   $  180,610
Expenses (primarily depreciation and property expenses)                                         (93,220)     (75,314)
Other interest income                                                                             6,817        3,984
Minority interest in income                                                                      (9,156)      (7,102)
Income from equity investments                                                                   24,330       23,007
(Loss) gain on sales of real estate, derivatives and foreign currency transactions, net          (2,036)       1,008
Interest expense                                                                                (83,756)     (64,552)
                                                                                           ------------   ----------
  Income from continuing operations                                                              61,905       61,641
(Loss) income from discontinued operations                                                       (1,921)         340
                                                                                           ------------   ----------
  Net income                                                                               $     59,984   $   61,981
                                                                                           ============   ==========
Company's share of net income from equity investments                                      $      2,565   $    2,631
                                                                                           ============   ==========

NOTE 5. INTANGIBLES:

In connection with the acquisition of properties, the Company has recorded net lease intangibles of $20,312. These intangibles are being amortized over periods ranging from 19 months to 27 1/2 years. Amortization of below-market and above-market rent intangibles are recorded as an adjustment to revenue.

Intangibles are summarized as follows:

                                                                 JUNE 30, 2005    DECEMBER 31, 2004
                                                                 -------------    ------------------
Amortized intangible assets:

  Management contracts                                            $     59,815      $     59,815
  Less: accumulated amortization                                       (36,380)          (34,089)
                                                                  ------------      ------------
                                                                        23,435            25,726
                                                                  ------------      ------------
  Lease intangibles

   In-place lease                                                       13,630            13,630
   Tenant relationship                                                   4,863             4,863
   Above-market rent                                                     3,828             3,828
   Less: accumulated amortization                                       (4,130)           (1,521)
                                                                  ------------      ------------
                                                                        18,191            20,800
                                                                  ------------      ------------
Unamortized goodwill and indefinite-lived intangible assets:

  Trade name                                                             3,975             3,975
   Goodwill                                                             63,607            63,607
                                                                  ------------      ------------

                                                                  $    109,208      $    114,108
                                                                  ============      ============

  Below-market rent                                               $     (2,009)     $     (2,009)
  Less: accumulated amortization                                           121                45
                                                                  ------------      ------------
                                                                  $     (1,888)     $     (1,964)
                                                                  ============      ============

Net amortization of intangibles was $2,412 and $1,687 for the three-month periods ended June 30, 2005 and 2004, respectively, and $4,824 and $3,376 for the six-month periods ended June 30, 2005 and 2004, respectively.

Based on the intangibles recorded through June 30, 2005, annual net amortization of intangibles for each of the next five years is as follows: 2005 - $9,648, 2006 - $9,406, 2007 - $7,295, 2008 - $4,211, 2009 - $4,184 and 2010 - $3,542.

NOTE 6. IMPAIRMENT CHARGES AND LOAN LOSSES:

2005 - IMPAIRMENT CHARGES ON DISCONTINUED OPERATIONS

                              W. P. CAREY & CO. LLC

           (Amounts in thousands, except share and per share amounts)

In March 2005, the Company received notification from the lessee of its Amberly Village, Ohio and Berea, Kentucky properties, that the lessee was exercising its existing option to purchase both properties, at fair value, to be completed pursuant to the terms of the agreement. Fair value is to be determined pursuant to an appraisal process in accordance with the terms of the lease agreement between the Company and the lessee-whereby each party obtains its own appraisal and if the parties cannot agree on the properties fair value than a third appraisal be obtained. In connection with this transaction, in the three month period ended March 31, 2005, the Company recognized a noncash impairment charge of $8,872, as the estimated fair value of the properties estimated by management was lower than their carrying value. As a result of the Company obtaining its own appraisal of these properties, the Company recorded an additional noncash impairment charge of $5,819 in its quarter ended June 30, 2005 for a total impairment charge on these properties during the six months ended June 30, 2005 of $14,691. The Company has been informed that the tenant's appraisal is substantially lower than that obtained by the Company, and as such, it is likely that a third appraisal will be required in accordance with the lease agreement. Both parties are continuing the process of negotiating the fair value of these properties in accordance with the appraisal process.

In connection with entering into a commitment to sell a property in Livonia, Michigan for $8,500 during the first quarter of 2005, the Company recognized a non-cash impairment charge of $800 as the property's estimated fair value was lower than its carrying value. The $8,500 proposed transaction was terminated and in June 2005 the Company entered into a letter of intent with a third party to sell this property for $8,000. As the proposed sale proceeds net of closing costs are below the property's current carrying value, the Company recorded an additional non-cash impairment charge of $330 in its quarter ended June 30, 2005 for a total impairment charge on this property during the six months ended June 30, 2005 of $1,130. The Company had previously recorded an impairment charge of $7,500 in a prior year related to this property.

These properties are all classified as held for sale in the accompanying financial statements (see Note 7).

2004 -IMPAIRMENT CHARGES AND LOAN LOSS

As a result of entering into a commitment to sell a property in Toledo, Ohio in June 2004, the Company recognized an impairment charge for the three and six-month periods ended June 30, 2004 of $4,700. The charge was based on the property's sales price, less estimated costs to sell. The property was sold in July 2004.

In February 2003, the Company sold its property in Winona, Minnesota to the lessee for $8,550, consisting of cash of $6,300 and notes receivable with an estimated fair value of $2,250. During the quarter ended June 30, 2004, installment payments due under the notes were not paid. Based on the Company's assessment of the recoverability of the note, it wrote off the entire $2,250 as a loan loss.

The Company recognized impairment charges of $950 on other properties during the three and six-month periods ended June 30, 2004. Of this total, $550 relates to impairment charges for properties held for use.

NOTE 7. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS:

2005 DISPOSITIONS

In May 2005, the Company sold its properties in Dubuque, Iowa, Portsmouth, New Hampshire and Penfield, New York to a third party for $28,863, net of closing costs and recognized a gain on the sale of $9,151.

In March 2005, the Company sold its Denton, Texas property to a third party for $1,998, net of selling costs and recognized a gain on the sale of $66.

In March 2005, the Company also sold its Frankenmuth, Michigan property to a third party for $1,544, net of selling costs and recognized a loss on the sale of $57. A non-cash charge of $1,000 was previously recorded in December 2004 to write down the property value to the estimated net sales proceeds.

In February 2005, the Company sold its South Boston, Virginia property to a third party for $59, net of selling costs and recognized a loss on the sale of $41. A non-cash charge of $582 was previously recorded in a prior year to write down the property value to the estimated net sales proceeds.

ASSETS HELD FOR SALE

In connection with receiving notification from the lessee of property in Amberly Village, Ohio and Berea, Kentucky, that the lessee exercised its option to purchase both properties, the Company has recorded non-cash impairment charges totaling $14,691 during the

                              W. P. CAREY & CO. LLC

           (Amounts in thousands, except share and per share amounts)

the six months ended June 30, 2005 (see Note 6 for details). Pursuant to the terms of the lease agreement, the closing date for this transaction is expected to be no later than November 30, 2005.

In connection with entering into a commitment to sell a property in Livonia, Michigan, the Company has recorded non-cash impairment charges totaling $1,130 during the first six months of the year. The commitment provides for a 75 day due diligence period for the buyer. As such, there is no assurance that the proposed sale will be completed (see Note 6). In a prior year, the Company recorded a non-cash impairment charge of $7,500 related to this property.

In March 2005, the Company entered into a contract to sell its property in Travelers Rest, South Carolina to a third party for $2,550. The Company currently expects to complete this transaction within the next 12 months and expects to record a gain on this sale of approximately $1,000. Noncash charges totaling $2,507 were previously recorded in prior years to write down the property value to the estimated net sales proceeds.

The Company approved a plan of disposition for its property in Duffield, Virginia during the quarter ended March 31, 2005. The Company is marketing this property for sale and currently estimates the property's fair value to approximate $940. When a sale of this property is completed, the Company expects to record a gain on the sale of approximately $100 based on the property's current estimated fair value.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations, impairment charges and gain or loss on sales of real estate for properties held for sale are reflected in the accompanying financial statements as Discontinued Operations for all periods presented and are summarized as follows:

                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                           JUNE 30,                  JUNE 30,
                                                     -------------------     -----------------------
                                                       2005      2004           2005          2004
                                                     --------   --------     ---------     ---------
REVENUES:
  Rental income                                      $      6   $    441     $      68     $     923
  Interest income from direct financing leases            903      1,454         2,326         2,951
  Revenues of other business operations                 1,907      1,917         3,601         3,681
  Other income                                              8         23            45            49
                                                     --------   --------     ---------     ---------
                                                        2,824      3,835         6,040         7,604
                                                     --------   --------     ---------     ---------
EXPENSES:
  Depreciation                                              -        401           274          796
  Property expenses                                       493        439           872         1,361
  Operating expenses of other business operations       1,587      1,681         3,083         3,315
                                                     --------   --------     ---------     ---------
                                                        2,080      2,521         4,229         5,472
                                                     --------   --------     ---------     ---------
  Gain before impairment charge and gain on sale          744      1,314         1,811         2,132
  Impairment charge on properties held for sale        (6,149)    (5,100)      (15,821)       (5,100)
  Gain on sale of real estate                           9,139          -         9,119             -
                                                     --------   --------     ---------     ---------
   Income (loss) from discontinued operations        $  3,734   $ (3,786)    $  (4,891)    $  (2,968)
                                                     ========   ========     =========     =========

Depreciation is not recorded on properties held for sale. The effect of suspending depreciation was $198 and $64 for the three months ended June 30, 2005 and 2004, respectively and $337 and $128 for the six months ended June 30, 2005 and 2004, respectively.

NOTE 8. STOCK OPTIONS AND RESTRICTED STOCK:

The Company has elected to adopt the disclosure only provisions of FAS No. 123, "Accounting for Stock-Based Compensation." If stock-based compensation cost had been recognized based upon fair value at the date of grant for options and restricted stock awarded under the Company's share incentive plans and amortized to expense over their respective vesting periods in accordance with the provisions of FAS No. 123, pro forma net income would have been as follows:

                              W. P. CAREY & CO. LLC

           (Amounts in thousands, except share and per share amounts)

                                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                     --------------------    --------------------
                                                                           JUNE 30,                 JUNE 30,
                                                                     --------------------    --------------------
                                                                       2005        2004        2005        2004
                                                                     ---------   --------    --------    --------
Net income as reported                                               $  16,933   $ 15,480    $ 22,788    $ 26,572
Add: Stock based compensation included in net income as reported,
  net of related tax effects                                               526        702       1,029       1,309
Less: Stock based compensation determined under fair value based
  methods for all awards, net of related tax effects                      (624)      (847)     (1,277)     (1,648)
                                                                     ---------   --------    ---------   --------
Pro forma net income                                                 $  16,835   $ 15,335    $ 22,540    $ 26,233
                                                                     =========   ========    ========    ========
Earnings per common share as reported
Basic                                                                $     .45   $    .41    $    .61    $    .71
Diluted                                                              $     .43   $    .40    $    .58    $    .69
Pro forma earnings per common share
Basic                                                                $     .45   $    .41    $    .60    $    .70
Diluted                                                              $     .43   $    .40    $    .58    $    .68

For the six-month periods ended June 30, 2005 and 2004, the changes in unearned compensation were as follows:

                                                                        2005       2004
                                                                     ---------    -------
Beginning of period                                                  $   5,366    $ 4,863
Awards of restricted stock                                               2,977      3,745
Forfeitures                                                                (39)      (120)
Compensation expense (amortization of unearned compensation)            (1,696)    (2,153)
                                                                     ---------    -------
End of period                                                        $   6,608    $ 6,335
                                                                     =========    =======

For the six-month periods ended June 30, 2005 and 2004, restricted shares of $104 and $156, respectively, were issued to directors in consideration of services rendered.

During 2003, W. P. Carey International LLC ("WPCI"), a majority-owned subsidiary, granted equity awards to certain of its officers, consisting of restricted stock and options. The awards are being accounted for as a variable plan. Amortization and changes in the fair value of the awards subsequent to the grant date are included in the determination of net income. Compensation expense was reduced by $11 for the three-month period ended June 30, 2005 as a result of a decrease in fair value. For the six-month period ended June 30, 2005, $244 was incurred as compensation expense as a result of an increase in fair value. The unearned compensation is being amortized over the vesting periods and $113 and $575 has been amortized into compensation expense for the three-month periods ended June 30, 2005 and 2004, respectively, and $226 and $702 for the six-month-periods ended June 30, 2005 and 2004, respectively.

NOTE 9. SEGMENT REPORTING:

REAL ESTATE OPERATIONS. This business segment includes the operations of properties under operating leases, properties under direct financing leases, real estate under construction and development, assets held for sale and equity investments in ventures accounted for under the equity method which are engaged in these activities. Because of the Company's legal structure, these operations are not generally subject to federal income taxes however, they may be subject to certain state, local and foreign taxes.

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

                              W. P. CAREY & CO. LLC

           (Amounts in thousands, except share and per share amounts)

A summary of comparative results of these business segments is as follows:

     THREE MONTHS ENDED JUNE 30:         MANAGEMENT  REAL ESTATE (3)    OTHER (1)   TOTAL COMPANY
------------------------------------     ----------  ---------------   ----------   -------------
  Revenues:
          2005                           $   24,713    $   17,787       $      21    $    42,521
          2004                               32,535        17,159             263         49,957
  Operating expenses:
          2005                           $  (13,744)   $   (7,225)      $       -    $   (20,969)
          2004                              (15,085)       (5,373)              -        (20,458)
  Interest expense:
          2005                           $        -    $   (4,195)      $       -    $    (4,195)
          2004                                    -        (3,370)              -         (3,370)
  Other, net (2):
          2005                           $      417    $      524       $       -    $       941
          2004                                  965           904               -          1,869
  Provision for income taxes:
          2005                           $   (4,727)   $     (372)      $       -    $    (5,099)
          2004                               (8,408)         (324)              -         (8,732)
  Income from continuing operations:
          2005                           $    6,659    $    6,519       $      21    $    13,199
          2004                               10,007         8,996             263         19,266
SIX MONTHS ENDED JUNE 30:
  Revenues:
          2005                           $   50,851    $   35,611       $      55    $    86,517
          2004                               49,787        33,461             431         83,679
  Operating expenses:
          2005                           $  (28,033)   $  (13,514)      $       -    $   (41,547)
          2004                              (26,824)      (12,476)              -        (39,300)
  Interest expense:
          2005                           $        -    $   (8,508)      $       -    $    (8,508)
          2004                                  (35)       (6,933)              -         (6,968)
  Other, net (2):
          2005                           $    1,284    $      885       $       -    $     2,169
          2004                                1,951         2,315               -          4,266
  Provision for income taxes:
          2005                           $  (10,526)   $     (426)      $       -    $   (10,952)
          2004                              (11,414)         (723)              -        (12,137)
  Income from continuing operations:
          2005                           $   13,576    $   14,048       $      55    $    27,679
          2004                               13,465        15,644             431         29,540
AS OF:
  Total assets as of:
          June 30, 2005                  $  253,972    $  708,439       $       -    $   962,411
          December 31, 2004                 237,889       766,184           9,466      1,013,539
  Total long-lived assets as of:
          June 30, 2005                  $   89,753    $  671,733       $       -    $   761,486
          December 31, 2004                  83,018       740,895           9,140        833,053

(1) Primarily consists of the Company's other business operations, which includes the Los Angeles United School District build-to-suit development project.

(2) Includes other interest income, minority interest, income from equity investments and gains and losses on sales and foreign currency transactions.

(3) Includes two investments in France that accounted for lease revenues (rental income and interest income in direct financing leases) of $2,081 and $1,874 for the three months ended June 30, 2005 and 2004, respectively, lease revenues of $4,142 and $3,773 for the six months ended June 30, 2005 and 2004, respectively, income from equity investments of $203 and $134 for the three months ended June 30, 2005 and 2004, respectively and income from equity investments of $417 and $307 for the six months ended June 30, 2005 and 2004, respectively. These investments also accounted for long-lived assets as of June 30, 2005 and December 31, 2004 of $67,787 and $76,332, respectively.

                              W. P. CAREY & CO. LLC

           (Amounts in thousands, except share and per share amounts)

NOTE 10. COMMITMENTS AND CONTINGENCIES:

                              W. P. CAREY & CO. LLC

           (Amounts in thousands, except share and per share amounts)

In March 2004, following a broker-dealer examination of Carey Financial, LLC ("Carey Financial"), the Company's wholly-owned broker-dealer subsidiary, by the staff of the SEC, Carey Financial received a letter from the staff of the SEC alleging certain infractions by Carey Financial of the Securities Act of 1933, the Securities Exchange Act of 1934, the rules and regulations thereunder and those of the National Association of Securities Dealers, Inc. ("NASD").

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

In June 2004, the Division of Enforcement of the SEC ("Enforcement Staff") commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 in connection with the public offerings of shares of CPA(R):15 during 2002 and 2003. In December 2004, the scope of the Enforcement Staff's inquiries broadened to include broker-dealer compensation arrangements in connection with CPA(R ):15 and other REITs managed by the Company, as well as the disclosure of such arrangements. At that time the Company and Carey Financial received a subpoena from the Enforcement Staff seeking documents relating to payments by the Company, Carey Financial, and REITs managed by the Company to (or requests for payment received from) any broker-dealer, excluding selling commissions and selected dealer fees. The Company and Carey Financial subsequently received additional subpoenas and requests for information from the Enforcement Staff seeking, among other things, information relating to any revenue sharing agreements or payments (defined to include any payment to a broker-dealer, excluding selling commissions and selected dealer fees) made by the Company, Carey Financial or any Company-managed REIT in connection with the distribution of Company-managed REITs or the retention or maintenance of REIT assets. Other information sought by the SEC includes information concerning the accounting treatment and disclosure of any such payments, communications with third parties (including other REIT issuers) concerning revenue sharing, and documents concerning the calculation of underwriting compensation in connection with the REIT offerings under applicable NASD rules.

In response to the Enforcement Staff's subpoenas and requests, the Company and Carey Financial have produced documents relating to payments made to certain broker-dealers both during and after the offering process, for certain of the REITs managed by the Company (including CPA(R):10, CIP(R), CPA(R):12, CPA(R):14 and CPA(R):15), in addition to selling commissions and selected dealer fees.

Among the payments reflected on documents produced to the Staff were certain payments, aggregating in excess of $9,400, made to a broker-dealer which distributed shares of the REITs. The expenses associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by and accounted for on the books and records of the REITs. Of these payments, CPA(R):10 paid in excess of $40; CIP(R) paid in excess of $870; CPA(R):12 paid in excess of $2,400; CPA(R):14 paid in excess of $4,900; and CPA(R):15 paid in excess of $1,200. In addition, other smaller payments by the REITs to the same and other broker-dealers have been identified aggregating less than $1,000.

The Company and Carey Financial are cooperating fully with this investigation and have provided information to the Enforcement Staff in response to the subpoenas and requests. Although no formal regulatory action has been initiated against the Company or Carey Financial in connection with the matters being investigated, the SEC may pursue such an action against either or both of them. The nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could have a material adverse effect on the Company and the magnitude of that effect would not necessarily be limited to the payments described above but could include other payments and civil monetary penalties.

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

NOTE 11. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2005, the SEC deferred the effective date of FAS No. 123 (Revised
2004), "Share-Based Payment" ("FAS 123R") for a six-month period. The Company is now required to adopt the provisions of FAS 123R beginning with its first quarter of fiscal 2006. FAS 123R requires that the fair value of all stock and other equity-based compensation be treated as an expense that is reflected in the income statement. FAS 123R allows two different methods of transition. Note 8 to the condensed consolidated financial statements contains pro forma disclosures regarding the effect on net income and earnings per share as if the Company had applied the fair value method of accounting for stock-based compensation. Depending on the method used to calculate stock-based compensation expense in the future and other requirements of FAS 123R, the pro forma disclosure may not be indicative of the stock-based compensation expense that will be recognized in the Company's future financial statements. The Company is currently evaluating the provisions of FAS 123R and methods that may be used to calculate future stock-based compensation expense.

                              W. P. CAREY & CO. LLC

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Amounts in thousands, except share amounts)

The following discussion and analysis of financial condition and results of operations of W. P. Carey & Co. LLC contain forward-looking statements and should be read in conjunction with the consolidated financial statements and notes thereto as of June 30, 2005. As used in this quarterly report on Form 10-Q, the terms "the Company," "we," "us" and "our" include W. P. Carey & Co. LLC, its consolidated subsidiaries and predecessors, unless otherwise indicated. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "expect," "estimate," "intend," "could," "should," "would," "may," "seeks," "plans" or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, the risk factors described in Item 1 of our Annual Report on Form 10-K/A for the year ended December 31, 2004. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved. Additionally, a description of our critical accounting estimates is included in the management's discussion and analysis section in our Annual Report on Form 10-K/A for the year ended December 31, 2004. There has been no significant change in such critical accounting estimates.

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

HOW WE EARN REVENUE

Revenues from the management services operations are earned by providing services to the CPA(R) REITs in connection with structuring and negotiating acquisition and debt placement transactions (transaction fees) and providing on-going management of the portfolio (asset-based management and performance fees). Asset-based management and performance fees for the CPA(R) REITs are determined based on real estate related assets under management. We may also earn incentive and disposition fees in connection with providing liquidity alternatives to CPA(R) REIT shareholders. As funds available to the CPA REITs are invested in properties, the asset base for which we earn revenue increases. We may elect to receive fees in cash or restricted shares of the CPA REITs at our option. The revenues and income of this business segment are subject to fluctuation because the volume and timing of transactions that are originated on behalf of the CPA(R) REITs are subject to various uncertainties including competition for net lease transactions, the requirement that each acquisition meet suitability standards and due diligence requirements including approval of each investment in real estate by the investment committee and the ability to raise capital on behalf of the CPA(R) REITs. We typically start to evaluate liquidity alternatives for the CPA(R) REITs that we manage, 8 to 12 years after substantial investment of the offering proceeds. Such events occur periodically and have generally resulted in higher revenue being realized than in periods where there are no such events.

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

HOW MANAGEMENT EVALUATES RESULTS OF OPERATIONS

Management evaluates our results with a primary focus on increasing and enhancing the value, quality and amount of the assets under management by our management services operations and seeking to increase value in our real estate operations through focusing efforts on underperforming assets through re-leasing efforts, including negotiation of lease renewals, or selectively selling such assets. The ability to increase assets under management by structuring acquisitions on behalf of the CPA(R) REITs is affected, among other things, by the CPA(R) REITs ability to raise capital and our ability to identify appropriate investments.

Management's evaluation of operating results includes our ability to generate necessary cash flow in order to fund distributions to our shareholders. As a result, management's assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but has no impact on cash flow, and to other noncash charges such as depreciation and impairment charges. In evaluating cash flow from operations, management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of noncash charges such as depreciation and amortization. Management does not consider unrealized gains and losses resulting from short-term foreign currency fluctuations when evaluating our ability to fund distributions. Management's evaluation of our potential for generating cash flow includes our assessment of the long-term sustainability of both our real estate portfolio and our assets under management.

Our real estate operations consist of the investment in and the leasing of industrial and commercial real estate. Management's evaluation of the sources of lease revenues for the six-month periods ended June 30, 2005 and 2004 is as follows:

                                                                      2005         2004
                                                                   --------      -------
Rental income from operating leases                                $ 26,936      $21,375
Interest income from direct financing leases                          7,703        7,634
                                                                   ---------     -------
                                                                   $ 34,639      $29,009
                                                                   =========     =======

For the six months ended June 30, 2005 and 2004, we earned net leasing revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

                                                                                           2005      2004
                                                                                         -------    -------
Bouygues Telecom, S.A. (a) (d)                                                           $ 2,414    $ 2,193
Dr Pepper Bottling Company of Texas                                                        2,175      2,155
Detroit Diesel Corporation                                                                 2,079      2,079
Quebecor Printing, Inc. (c)                                                                1,535      1,326
Orbital Sciences Corporation (c)                                                           1,511      1,328
Titan Corporation (b)                                                                      1,449          -
America West Holdings Corp.                                                                1,419      1,419
AutoZone, Inc.                                                                             1,156      1,170
Sybron Dental Specialties Inc.                                                               885        885
Unisource Worldwide, Inc.                                                                    851        853
BE Aerospace, Inc.                                                                           790        790
Eagle Hardware & Garden, Inc., a wholly-owned subsidiary of Lowe's Companies Inc. (c)        787        657
Lucent Technologies, Inc. (b)                                                                759          -
Sprint Spectrum, L.P.                                                                        712        712
CSS Industries, Inc.                                                                         695        820
AT&T Corporation                                                                             630        630
EnviroWorks, Inc. (b)                                                                        627          -
Swat-Fame, Inc. (c)                                                                          618        505
United States Postal Service                                                                 617        617
BellSouth Telecommunications, Inc.                                                           612        612
Omnicom Group Inc. (b)                                                                       570          -
Brodart, Co.                                                                                 530        644
United Space Alliance, LLC                                                                   527        506
Lockheed Martin Corporation                                                                  519        555
Anthony's Manufacturing Company, Inc.                                                        516        510
Other (a) (b) (d)                                                                          9,656      8,043
                                                                                         -------    -------
                                                                                         $34,639    $29,009
                                                                                         =======    =======

(a) Revenue amounts are subject to fluctuations in foreign currency exchange rates.

                              W. P. CAREY & CO. LLC

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

(b)   Includes the CIP(R) real estate interests acquired in September 2004.

(c)   Increase is due to rent increase in 2005.

(d) Lease revenue applicable to minority interests in the consolidated amounts above total $862 and $783 as of June 30, 2005 and 2004, respectively.

We recognize income from equity investments of which lease revenues are a significant component. Our ownership interests range from 22.5% to 50%. For the six months ended June 30, 2005 and 2004, our share of net lease revenues in the following lease obligations was as follows:

                                       2005      2004
                                      ------    ------
Carrefour France, SA (a)              $1,856    $1,684
Federal Express Corporation            1,343     1,329
Checkfree Holdings Corporation Inc     1,124     1,090
Sicor, Inc. (b)                          836         -
Information Resources, Inc.              822       822
Hologic, Inc.                            568       568
Childtime Childcare, Inc                 236       236
Titan Corporation (b)                      -       265
                                      ------    ------
                                      $6,785    $5,994
                                      ======    ======

(a) Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b) We acquired the remaining interest in this property in connection with the September 2004 acquisition of CIP(R) real estate interests.

CURRENT DEVELOPMENTS AND TRENDS

Competition for investments remains strong. Inflation and interest rates, at least for the short term, are expected to continue to rise. Rising interest rates are expected to have the following impact on our business:

- Rising interest rates would likely cause a decline in the values of properties in our investment portfolio;

- Rising interest rates would likely cause an increase in inflation and a corresponding increase in the Consumer Price Index ("CPI"), which over time will result in increased revenue and partially offset the impact of declining property values;

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

- Rising interest rates may have an impact on the credit quality of certain tenants.

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

We currently expect to continue investing in the international commercial real estate market on behalf of the CPA(R) REITs, as we believe the international market provides for favorable opportunities relative to risk/return as compared to U.S. opportunities. In

                              W. P. CAREY & CO. LLC

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

addition, financing terms are generally more favorable for international transactions. Financing terms for international transactions generally provide for lower interest rates and greater flexibility to finance the underlying property. These benefits are partially offset by shorter financing maturities.

Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection recently. We currently have several auto industry related tenants in the portfolios we manage, all of which are current on their obligations. Some of these tenants in the CPA(R) REITs that we manage have filed voluntary petitions of bankruptcy in recent months. If conditions in this industry worsen, additional tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an impact on our management income from affiliates.

For the six months ended June 30, 2005, cash flows generated from operations and equity investments were sufficient to fund dividends paid. During this period we used a portion of our cash reserves to pay installments on our 2005 estimated taxes and leasing commissions for two properties that were previously vacant. Additionally, for 2005 we elected to receive all performance fees as well as the asset management fees of CPA(R):12 and CPA(R):16-Global in restricted shares versus cash.

Current Developments Include:

INVESTMENT ACTIVITY - During the quarter ended June 30, 2005, we structured $261,532 in investments on behalf of the CPA(R) REITs. Approximately 50% of these investments were made on behalf of CPA(R):16 - Global, with the remainder made on behalf of CPA(R):15. Additionally, 63% of investments structured were for international transactions.

DISPOSITIONS - In May 2005, we sold three properties in Dubuque, Iowa; Portsmouth, New Hampshire and Rochester, New York to a third party for $28,863, net of closing costs and recognized a gain on the sale of $9,151.

IMPAIRMENT CHARGES - Non-cash impairment charges totaling $6,149 were recorded during the quarter ended June 30, 2005 related to properties held for sale in Berea, KY; Amberley Village, OH and Livonia, MI (see Note 6 in the accompanying financial statements and Proposed Dispositions and Results of Operations below).

2005 IMPAIRMENT CHARGE ACTIVITY:

                                                KY AND OH
                                                PROPERTIES   MI PROPERTY
                                                ----------   -----------
First quarter 2005 impairment charge              $ 8,872      $  800
Second quarter 2005 impairment charge               5,819         330
                                                  -------      ------
Total 2005 impairment charges (year to date)      $14,691      $1,130
                                                  =======      ======

Carrying value as of June 30, 2005                $18,700      $7,750
                                                  =======      ======

CPA(R):16 - GLOBAL PUBLIC OFFERING - We are continuing to evaluate investments to utilize CPA(R):16 - Global's existing cash balances raised from its initial public offering. During the quarter ended June 30, 2005, we completed transactions totaling approximately $128,000 on CPA(R):16 - Global's behalf. We currently anticipate that sales of shares in CPA(R):16 - Global's second offering will commence before the end of 2005.

DIVIDEND - In June 2005, our board of directors approved and increased the second quarter dividend to $.446 per share payable in July 2005 to shareholders of record as of June 30, 2005.

RESULTS OF OPERATIONS

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

MANAGEMENT SERVICES OPERATIONS. This business segment includes management operations on a fee for services basis predominately from the CPA(R) REITs pursuant to advisory agreements and to a lesser extent from third parties. This business line also includes interest on deferred fees and earnings from unconsolidated investments in the CPA(R) REITs accounted for under the equity method which were received in lieu of cash for certain fees. In connection with maintaining our status as a publicly traded partnership, these operations are performed in corporate subsidiaries and are subject to federal, state, local and foreign taxes as applicable. Our financial statements are prepared on a consolidated basis including these taxable operations and include a provision for current and deferred taxes on these operations.

A summary of comparative results of these business segments is as follows:

REAL ESTATE OPERATIONS

                                    FOR THE THREE MONTHS ENDED JUNE 30,       FOR THE SIX MONTHS ENDED JUNE 30,
                                    -----------------------------------      -----------------------------------
                                      2005          2004         CHANGE        2005          2004        CHANGE
                                    --------      --------      -------      --------      --------      -------
Lease revenues                      $ 17,374      $ 14,522      $ 2,852      $ 34,639      $ 29,009      $ 5,630
Other operating income                   413         2,637       (2,224)          972         4,452       (3,480)
                                    --------      --------      -------      --------      --------      -------
  Total revenue                       17,787        17,159          628        35,611        33,461        2,150
                                    --------      --------      -------      --------      --------      -------
Depreciation and amortization          3,792         2,253        1,539         7,585         4,514        3,071
General and administrative
  expenses                             1,801         1,115          686         2,634         1,924          710
Property expenses                      1,632         1,455          177         3,295         3,238           57
Impairment charges and loan
  losses                                  --           550         (550)           --         2,800       (2,800)
                                    --------      --------      -------      --------      --------      -------
Total Operating expenses               7,225         5,373        1,852        13,514        12,476        1,038
                                    --------      --------      -------      --------      --------      -------
Other interest income                    204            43          161           249           113          136
Minority interest in (income)
  loss                                  (149)          (29)        (120)         (306)         (120)        (186)
Income from equity investments           782           932         (150)        1,605         1,915         (310)
Interest expense                      (4,195)       (3,370)        (825)       (8,508)       (6,933)      (1,575)
(Loss) gain on foreign currency
  transactions                          (313)          (42)        (271)         (663)          407       (1,070)
                                    --------      --------      -------      --------      --------      -------
  Income from continuing
   operations before income
   taxes                               6,891         9,320       (2,429)       14,474        16,367       (1,893)
Provision for income taxes              (372)         (324)         (48)         (426)         (723)         297
                                    --------      --------      -------      --------      --------      -------
  Income from continuing

   operations                          6,519         8,996       (2,477)       14,048        15,644       (1,596)
                                    --------      --------      -------      --------      --------      -------
Income (loss) from discontinued
   operations                          3,734        (3,786)       7,520        (4,891)       (2,968)      (1,923)
                                    --------      --------      -------      --------      --------      -------

Net income                          $ 10,253      $  5,210      $ 5,043      $  9,157      $ 12,676      $(3,519)
                                    ========      ========      =======      ========      ========      =======

LEASE REVENUES

For the comparable quarters ended June 30, 2005 and 2004, lease revenues (rental income and interest income from direct financing leases) increased by $2,852 primarily due to $2,774 in revenue from properties acquired from CIP(R) in September 2004. Rent increases, rent from new tenants at existing properties and lease expirations also affected lease revenues. Our net leases generally have rent increases based on formulas indexed to increases in the CPI or other indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future.

                              W. P. CAREY & CO. LLC

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

For the comparable six-month periods ended June 30, 2005 and 2004, lease revenue increased $5,630 primarily due to the factors described above. Revenue from properties acquired from CIP(R) accounted for $5,414 of the increase. Rent increases and rent from new tenants at existing properties contributed $924 whereas a lease expiration had a negative impact of $537.

Current lease activity -

      - Northern Tube, Inc., the lessee of property in Pinconning, MI that generates annual lease revenues of $255, filed a voluntary petition of bankruptcy in June 2005. Northern Tube, which is current on all its lease obligations, has not yet notified us whether it intends to affirm its lease.

      - In July 2005, Excel Communications, Inc., which filed for bankruptcy protection during 2004, notified us that they plan to reject their lease by the end of September 2005. Annual lease revenue from this property is approximately $580. We have begun efforts to re-lease this property.

      - During the first six months of 2005, several tenants with combined annual rent approximating $5,100 and leases that expire during the upcoming twelve months have renewed their leases early and on similar financial terms as their original leases.

      - We entered into a lease with Werner Co. in May 2005, effective in August, for our property in Erlanger, Kentucky. The lease provides for initial annual rent of $1,120 with annual stated increases. We have also provided Werner with an improvement allowance of $1,160. Werner is obligated to pay its share of insurance, maintenance and real estate taxes; however, we retain the obligation for certain structural repairs or replacements.

OTHER OPERATING INCOME

Other operating income generally consists of lease termination payments and other non-rent related revenues from real estate operations including, but not limited to, settlements of claims against former lessees. We receive settlements in the ordinary course of business; however, the timing and amount of such settlements cannot always be estimated. For the comparable three and six-month periods ended June 30, 2005 and 2004, the decrease in other operating income is primarily due to the receipt of bankruptcy claim distributions from former lessees in 2004 of $2,144 and $3,718, respectively.

DEPRECIATION AND AMORTIZATION

For the comparable three and six-month periods ended June 30, 2005 and 2004, depreciation and amortization expense increased by $1,539 and $3,071, respectively. The increase is primarily a result of depreciation and amortization expense recognized on the properties acquired from CIP(R) in September 2004.

GENERAL AND ADMINISTRATIVE EXPENSES

For the comparable three and six-month periods ended June 30, 2005 and 2004, general and administrative expenses increased by $686 and $710, respectively. The increases are primarily a result of an increase in professional fees and an increase in our share of rental expenses under an office-sharing agreement. The increase in professional fees for the three and six-month periods ended June 30, 2005 of $574 and $421, respectively, was primarily related to ongoing securities law compliance, including the Sarbanes-Oxley Act, and the ongoing SEC investigation.

IMPAIRMENT CHARGES AND LOAN LOSSES

We did not incur any impairment charges or loan losses with respect to continuing operations for the three and six-month periods ended June 30, 2005. Impairment charges and loan losses recorded in the comparable prior year periods relate to the write-off of $2,250 note receivable in the first quarter of 2004 and an impairment charge of $550 in the second quarter of 2004 to writedown a property's carrying value to its estimated fair value.

INTEREST EXPENSE

For the comparable quarters ended June 30, 2005 and 2004, interest expense increased $825, primarily due to an increase of $826 related to higher average outstanding borrowings and higher variable interest rates related to our credit facility and $448 related to debt balances outstanding on the properties acquired from from CIP(R). These increases were partially offset by lower interest as a result of paying off mortgage balances and scheduled principal payments. Although we reduced our outstanding credit facility balance by $25,000 as of June 30, 2005, average outstanding borrowings were greater in the quarter ended June 30, 2005 versus the comparable prior year period.

For the comparable six-month periods ended June 30, 2005 and 2004, interest expense increased $1,575, primarily due to the same factors described above. Higher average outstanding borrowings and higher variable interest rates related to our credit facility resulted in an increase of $1,602. Debt balances on the properties acquired from CIP(R) contributed $902 of the increase. As described above, these increases were partially offset by lower interest as a result of paying off mortgage balances and scheduled principal payments.

INCOME FROM CONTINUING OPERATIONS

For the comparable quarters ended June 30, 2005 and 2004, income from continuing operations decreased $2,477. Income from continuing operations for the comparable prior year quarter benefited by $2,087 as a result of prior year transactions (receipt of bankruptcy claim distributions partially offset by an impairment charge) that were not repeated in the current quarter. Income

                              W. P. CAREY & CO. LLC

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

generated from real estate operations, which benefited from the CIP(R) acquisition in September 2004, was offset by the impact of increased foreign currency losses due to the strengthening of the U. S. Dollar against the Euro and increases in general and administrative expenses.

For the comparable six-month periods ended June 30, 2005 and 2004, income from continuing operations decreased $1,596 primarily due to the same factors as described above. Income from continuing operations for the comparable prior year quarter benefited by $680 as a result of prior year transactions that were not repeated in the current period. Foreign currency losses increased $1,070 for the current year period as compared to the comparable prior year period, again due to the strengthening of the U. S. Dollar against the Euro.

DISCONTINUED OPERATIONS

For the quarter ended June 30, 2005, we earned income from discontinued operations of $3,734 primarily due to the recognition in May 2005 of a gain of $9,151 on the sale of three facilities in Dubuque, IA; Portsmouth, NH and Rochester, NY, which was partially offset by non-cash impairment charges totaling $6,149 for properties in Berea, KY; Amberley Village, OH and Livonia, MI. In 2004, we incurred a loss on operations from discontinued operations primarily due to the recognition of non-cash charges totaling $5,100, the majority of which related to a property in Toledo, OH.

For the six-month period ended June 30, 2005, we incurred a loss from discontinued operations of $4,891 primarily due to the recognition of non-cash impairment charges totaling $15,821 on the Berea, KY; Amberley Village, OH and Livonia, MI properties, which was partially offset by the $9,151 gain on sale as described above. In 2004, we incurred a loss from discontinued operations primarily due to the recognition of non-cash impairment charges as described above.

                              W. P. CAREY & CO. LLC

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

MANAGEMENT SERVICES OPERATIONS

                                   FOR THE THREE MONTHS ENDED JUNE 30,       FOR THE SIX MONTHS ENDED JUNE 30,
                                   -----------------------------------      -----------------------------------
                                     2005          2004        CHANGE        2005           2004        CHANGE
                                   --------      --------      -------      --------      --------      -------
Management income from
  affiliates                       $ 24,713      $ 32,535      $(7,822)     $ 50,851      $ 49,787      $ 1,064
                                   --------      --------      -------      --------      --------      -------
Depreciation and amortization         1,327         1,818         (491)        2,638         3,627         (989)
General and administrative           12,417        13,267         (850)       25,395        23,197        2,198
                                   --------      --------      -------      --------      --------      -------
  Total operating expenses           13,744        15,085       (1,341)       28,033        26,824        1,209
                                   --------      --------      -------      --------      --------      -------
Income from continuing
  operations before other
  interest income, minority
  interest, equity income,
  interest expense and taxes         10,969        17,450       (6,481)       22,818        22,963         (145)
Other interest income                   620           670          (50)        1,417         1,280          137
Minority interest in income            (618)          (68)        (550)       (1,093)          (45)      (1,048)
Income from equity investments          415           363           52           960           716          244
Interest expense                          -             -            -             -           (35)          35
                                   --------      --------      -------      --------      --------      -------
  Income from continuing
   operations before taxes           11,386        18,415       (7,029)       24,102        24,879         (777)
Provision for income taxes           (4,727)       (8,408)       3,681       (10,526)      (11,414)         888
                                   --------      --------      -------      --------      --------      -------
  Income from continuing
   operations                      $  6,659      $ 10,007      $(3,348)     $ 13,576      $ 13,465      $   111
                                   ========      ========      =======      ========      ========      =======

MANAGEMENT INCOME FROM AFFILIATES

For the comparable quarters ended June 30, 2005 and 2004, management income from affiliates decreased $7,822 primarily due to a reduction in transaction fees totaling $7,223 and a reduction in marketing reimbursement costs of $2,145, which was partially offset by increased asset management and performance fees of $1,566 as a result of the increase in assets under management.

Transaction fees included fees from structuring acquisitions and financing on behalf of the CPA(R) REITs. We structured $261,532 of acquisitions for the quarter ended June 30, 2005 as compared with $430,000 in the comparable prior year quarter. The comparable prior year quarter included the $312,445 U-Haul transaction. Approximately 50% of acquisitions structured in the quarter ended June 30, 2005 related to CPA(R):16-Global, which commenced operations in 2004, as compared to 33% in the comparable prior year quarter. The increase in the percentage of investments structured on behalf of CPA(R):16-Global resulted in a larger deferral of a portion of fees until CPA(R):16-Global's preferred return is achieved. Marketing reimbursement costs were lower due to CPA(R):16-Global's termination of its initial public offering in March 2005.

For the comparable six-month periods ended June 30, 2005 and 2004, management income from affiliates increased $1,064 primarily due to an increase in current transaction fees of $3,182, including an increase in acquisition expense allowance fees of $1,334 related to CPA(R):16-Global and an increase in asset management and performance fees of $3,474. Current transaction fees and asset management and performance fees increased as a result of an increase in investment volume and an increase in our assets under management. For the six-months ended June 30, 2005, we structured $626,578 of acquisitions as compared to $494,000 in the comparable prior year period. These increases were partially offset by a reduction in marketing reimbursement costs of $2,864, a reduction in transaction fees due to charging a reduced fee on an acquisition completed on behalf of CPA(R):16-Global and lower deferred acquisition fees because CPA(R):16-Global has not yet met its performance criterion. For the six-months ended June 30, 2005, 66% of the total investment volume related to CPA(R):16-Global as compared to 30% in the comparable prior year period.

Based on assets under management of the CPA(R) REITs as of June 30, 2005, annualized management and performance fees under the advisory agreements are expected to approximate $50,707. The asset-based fees that we earn may increase or decrease depending upon (i) increases in the CPA(R) REIT asset bases as a result of new acquisitions; (ii) decreases in the CPA(R) REIT asset base resulting from sales of properties; or (iii) increases or decreases in the asset valuations of CPA(R) REIT funds.

Acquisition activity is subject to fluctuations. We continue to face increased competition for the acquisition of commercial and industrial properties domestically. This competition is from insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. The expansion of our international business has helped to offset the increased competition for domestic properties; however, we are also beginning to experience increased competition for international transactions as well. For the three months ended June 30, 2005, international investments accounted for $164,000 of the total investment volume, as compared to $32,000 for the comparable prior year quarter. For the six months ended June 30, 2005, international investments accounted for $301,000 of the total investment volume, as compared to $44,000 for the comparable prior year period.

                              W. P. CAREY & CO. LLC

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

A portion of the CPA(R) REIT transaction and management fees is based on each CPA(R) REIT meeting specific performance criteria and is earned only if the criteria are achieved. The performance criterion for CPA(R):16-Global has not yet been satisfied as of June 30, 2005, resulting in $2,554 in transaction fees and $869 in performance fees not being recognized by us for the quarter ended June 30, 2005. For the six months ended June 30, 2005, we have not recognized transaction fees of $6,716 and performance fees of $1,506, as a result of CPA(R):16-Global not meeting its performance criterion. Since the inception of CPA(R):16-Global, we have not recognized $14,251 and $2,325 of acquisition and asset based fees, respectively. We will only be able to recognize the fees if the performance criterion is met. The performance criterion for CPA(R):16-Global is a cumulative non-compounded distribution return to shareholders of 6%. As of June 30, 2005, the cumulative distribution return for CPA(R):16-Global was 5.06%. Based on management's current assessment, CPA(R):16-Global is expected to meet the cumulative performance criterion during 2006, at which time, we would record the cumulative unrecognized fees. There is no assurance that the performance criterion will be achieved as projected as it is dependent on, among other factors, the investment of CPA(R):16 - Global's existing capital, and any additional capital raised in a future offering of its shares, in properties generating income in excess of the performance criterion, as well as on the distribution rates that may be set by CPA(R):16-Global's board of directors. Because we currently expect that CPA(R):16-Global will represent a significant portion of our total 2005 acquisition volume relative to the other CPA(R) REITs and its performance criterion are not expected to be met during 2005, transaction based revenue for 2005 would likely moderate or decrease based on a similar investment volume.

GENERAL AND ADMINISTRATIVE EXPENSES

For the comparable quarters ended June 30, 2005 and 2004, general and administrative expenses decreased $850 primarily due to a reduction in personnel costs of $2,839, which was partially offset by increased professional fees of $1,347 as well as increases in business development expenses which were primarily due to increased advertising. A significant portion of personnel costs is directly related to CPA(R) REIT transaction volume, which decreased by $168,544 over the comparable prior year quarter. Personnel costs were also lower as a result of CPA(R):16-Global's termination of its initial offering in March 2005 and lower noncash charges related to equity plans. The increase in professional fees is primarily related to ongoing securities law compliance, including the Sarbanes-Oxley Act and the ongoing SEC investigation.

For the comparable six-month periods ended June 30, 2005 and 2004, general and administrative expenses increased $2,198 primarily due to increases in professional fees of $2,396 and business development expenses of $635 as described above. These increases were partially offset by a reduction in personnel costs. The reduction in personnel costs is primarily the result of CPA(R):16-Global's termination of its initial offering in March 2005 as well as lower noncash charges related to equity plans.

MINORITY INTEREST IN INCOME

For the three and six-month periods ended June 30, 2005, minority interest in income increased as compared to the comparable prior year periods, primarily as a result of the increase in income generated from our majority owned and consolidated subsidiary, W. P. Carey International LLC ("WPCI"), whose income increased primarily due to its increased acquisition activity. For both the three and six month periods ended June 30, 2005, international investments represented a larger portion of total investments than in the comparable prior year periods.

PROVISION FOR INCOME TAXES

For the comparable quarters ended June 30, 2005 and 2004, the provision for income taxes decreased $3,681, primarily due to a lower effective tax rate for 2005 as compared to 2004. This decrease is primarily due to a higher effective tax rate in 2004 as a result of significant permanent differences and higher apportionment of income to certain state/local jurisdictions with higher total taxes in 2004.

For the comparable six-month periods ended June 30, 2005 and 2004, the provision for income taxes decreased $888, primarily due to the factors described above. Our effective tax rate was higher for the six months ended June 30, 2005 as compared to the comparable prior year period as a result of significant permanent differences and higher apportionment of income to certain state/local jurisdictions with higher total taxes in 2004.

INCOME FROM CONTINUING OPERATIONS

For the comparable quarters ended June 30, 2005 and 2004, income from continuing operations decreased by $3,348 primarily due to the decrease in management income from affiliates of $7,822 partially offset by a reduction in the provision for income taxes of $3,681. These variances are described above.

For the comparable six-month periods ended June 30, 2005 and 2004, income from continuing operations increased by $111. Income benefited from increases in management income and income from equity investments as well as from a reduction in our provision for income taxes. These benefits were primarily offset by increases in operating expenses. These variances are described above.

                              W. P. CAREY & CO. LLC

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

OTHER

Other represents our build-to-suit development management agreement with the Los Angeles United School District (the "District"). We and the District are currently involved in an arbitration proceeding relating to certain disagreements regarding the costs of the project and whether we are entitled to reimbursement for incurring these costs. We currently project that we will recognize an overall profit under our development management agreement. The recognition of income on the project is being recognized using a blended profit margin under the percentage of completion method of accounting. Due to our disputes with the District, which resulted in a change in our estimate of profit on this project, development income has decreased for the three and six-month periods ended June 30, 2005 versus the comparable prior year periods.

FINANCIAL CONDITION

USES OF CASH DURING THE PERIOD

There has been no material change in our financial condition since December 31, 2004. Cash and cash equivalents totaled $15,112 as of June 30, 2005, a decrease of $1,603 from December 31, 2004. We believe that we will generate sufficient cash from operations and, if necessary, from the proceeds of limited recourse mortgage loans, unsecured indebtedness and the issuance of additional equity securities to meet our short-term and long-term liquidity needs. Our use of cash during the period is described below.

OPERATING ACTIVITIES - In evaluating cash flow from operations, management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of noncash charges such as depreciation and amortization. Cash flows from operating activities and distributions received from equity investments for the six months ended June 30, 2005 of $33,300 were sufficient to fund distributions to shareholders of $33,294. During the six months ended June 30, 2005, we received fees of $16,290 in connection with structuring acquisition transactions and fees of $10,081, exclusive of that portion of such fees being satisfied by the CPA(R) REITs through the issuance of their restricted common stock rather than paying cash, from providing asset-based management services on behalf of the CPA(R) REITs.

Our real estate operations provided cash flows (contractual lease revenues less property-level debt service) of approximately $25,412. In January 2005, we received $11,817 from the annual installment of deferred acquisition fees, including interest. The next installment payable in January 2006 is expected to be approximately $15,550 including interest. The installments are subject to certain performance criteria. CPA(R):16-Global has not yet met its performance criterion and is not expected to pay any deferred amounts in 2005.

Cash flows from operating activities for the six months ended June 30, 2005, were affected by several factors including the following:

      - We prepaid approximately $4,700 more in estimated taxes as compared to the comparable prior year period. Estimated tax payments in 2005 were higher as a result of increased estimated earnings for 2005 primarily due to an increase in assets under management and the related vesting for tax purposes of restricted shares received in consideration for performance fees.

      - In 2005, we elected to receive all performance fees of the CPA(R) REITs as well as the base asset management fees of CPA(R):12 and the asset management fees payable by CPA(R):16-Global in restricted shares versus cash. This election, combined with an increase in performance fees over the prior year period, resulted in $3,828 less in cash received from the CPA(R) REITS. We expect that this election will continue to have a negative impact on cash flows for the remainder of 2005 as the election as to which fees to collect in cash or stock is annual.

      - We paid approximately $710 in leasing commissions for two properties that were previously vacant as well as for certain lease renewals. Leasing these two vacant properties enabled us to eliminate carrying costs on both properties and will generate additional cash flow.

We currently expect that annual cash flows from operations will be sufficient to continue to fund distributions; however, operating cash flows fluctuate on a quarterly basis due to such factors as the timing of the receipt of transaction-related fees, the timing of certain compensation payments and receipt of the annual installment of deferred acquisition fees and interest thereon in the first quarter.

INVESTING ACTIVITIES - Our investing activities are generally comprised of real estate transactions (purchases and sales) and capitalized property related costs. During the six months ended June 30, 2005, we received net proceeds of $32,604 related to the

                              W. P. CAREY & CO. LLC

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

sales of several properties, including $28,863 in May from three properties and $3,613 from the sales of three additional properties, two of which were vacant. Over the past several years, we have pursued a strategy of selling certain of our smaller properties as well as properties that do not generate significant cash flow and require more intensive asset management services. During the six months ended June 30, 2005, we have classified two additional vacant properties as held for sale. In January 2005, we paid our annual installment of deferred acquisition fees of $524 to our former management company relating to 1998 and 1999 property acquisitions. The remaining obligation as of June 30, 2005 is $1,185. We currently anticipate using cash from operations to fund the remaining obligation.

During the six months ended June 30, 2005, we received distributions of $2,237 from the CPA(R) REITs, of which $1,278 is included in cash flows from investing activities as it was in excess of the income recognized on the CPA(R) REIT investments for financial reporting purposes. Based on current distribution rates and our current share holdings in the CPA(R) REITs, projected annual distributions from these investments approximates $4,688.

FINANCING ACTIVITIES - During the six months ended June 30, 2005 we paid distributions to shareholders of $33,294, an increase over the comparable prior year period. In addition to paying distributions, our financing activities included making scheduled and prepaying mortgage principal payments totaling $9,509 and paying down the outstanding balance on our credit facility by $25,000. Proceeds of $28,863 from the sale of properties were primarily used to fund the repayment on our credit facility. Gross borrowings under the credit facility were $41,000, which were used for several purposes in the normal course of business, and repayments were $66,000. The majority of the repayments were made using cash received in the normal course of business. We also raised $2,420 from the issuance of shares primarily through our Distribution Reinvestment and Share Purchase Plan.

CASH RESOURCES

As of June 30, 2005, we had $15,112 in cash and cash equivalents, which can be used for working capital needs and other commitments and may be used for future real estate purchases. We also have a credit facility with unused capacity of up to $148,000 available as of June 30, 2005, which is also available to meet working capital needs and other commitments. In addition, debt may be incurred on unleveraged properties with a carrying value of $335,240 as of June 30, 2005 and any proceeds may be used to finance future real estate purchases. We are also evaluating other fixed-rate financing options, such as obtaining limited recourse financing on our unleveraged properties. Any financing obtained may be used for working capital objectives and may be used to pay down existing debt balances.

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

                                             JUNE 30, 2005              DECEMBER 31, 2004
                                      --------------------------     -----------------------
                                       MAXIMUM       OUTSTANDING      MAXIMUM    OUTSTANDING
                                      AVAILABLE        BALANCE       AVAILABLE     BALANCE
                                      ---------      -----------     ---------   -----------
Credit Facility                        $225,000       $   77,000     $ 225,000    $  102,000

CASH REQUIREMENTS

During the next twelve months, cash requirements will include paying distributions to shareholders, scheduled mortgage principal payments, including mortgage balloon payments of $9,555 and $10,304 scheduled for January 2006 and June 2006, respectively, making distributions to minority partners as well as other normal recurring operating expenses. We may also seek to use our cash to purchase new properties and maintain cash balances sufficient to meet working capital needs. We may issue additional shares in connection with purchases of real estate when it is consistent with the objectives of the seller. In July 2005, we obtained the commitment from a lender to refinance the $9,555 balloon payment due in January, 2006 on similar financing terms to the original loan.

We have budgeted capital expenditures of up to approximately $2,359 at various properties over the next twelve months. The capital expenditures will primarily be for tenant and property improvements in order to enhance a property's cash flow or marketability for re-leasing or sale. This includes expected environmental remediation costs of approximately $954 to be funded to prepare the Red Bank property for sale to a third party. We have received a grant from an agency of the State of Ohio, which will reimburse us for

                              W. P. CAREY & CO. LLC

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

certain environmental costs at Red Bank. In addition, we have entered into an agreement to share certain other of the expected environmental costs with a third party which operated a business at the property prior to our ownership.

We expect to meet our capital requirements to fund future property acquisitions, any capital expenditures on existing properties and scheduled debt maturities on limited recourse mortgages through use of our cash reserves or unused amounts on our credit facility.

OFF-BALANCE SHEET AND AGGREGATE CONTRACTUAL AGREEMENTS

The table below summarizes our contractual obligations as of June 30, 2005 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods.

                                                             LESS THAN                                MORE THAN
                                                TOTAL          1 YEAR      1-3 YEARS     3-5 YEARS     5 YEARS
Limited recourse mortgage notes payable (1)     $193,763      $ 28,867      $ 54,794      $63,392      $46,710
Unsecured note payable (1)                        83,167             -        83,167            -            -
Deferred acquisition fees to affiliate (1)         1,304           595           704            5            -
Development project (2)                            2,000         2,000             -            -            -
Operating leases (3)                               8,060           688         1,438        1,521        4,413
                                                --------      --------      --------      -------      -------
                                                $288,294      $ 32,150      $140,103      $64,918      $51,123
                                                ========      ========      ========      =======      =======

(1)   Amounts are inclusive of principal and interest.

(2) In 2002, we entered into a commitment to capitalize a consolidated subsidiary with $2,000 in connection with the District development project.

(3) Operating lease obligations consist primarily of our share of minimum rents payable under an office cost-sharing agreement with certain affiliated entities. Such amounts are allocated among the entities based on gross revenues and are therefore subject to fluctuation.

The Company has employment contracts with several senior executives. These contracts provide for severance payments in the event of termination of employment under certain conditions.

Amounts related to our foreign operations are based on the exchange rate of the Euro as of June 30, 2005.

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

At June 30, 2005, $127,941 of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of our debt obligations and the related weighted-average interest rates by expected maturity dates for our fixed rate debt. Interest on fixed rate debt as of June 30, 2005 ranged from 6.11% to 10.125%. The interest rates on our variable rate debt as of June 30, 2005 ranged from 3.97% to 6.44%.

Advances from the line of credit bear interest at an annual rate of either (i) the one, two, three or six-month LIBOR, plus a spread which ranges from 0.6% to 1.45% depending on leverage or corporate credit rating or (ii) the greater of the bank's Prime Rate and the Federal Funds Effective Rate, plus .50%, plus a spread of up to .125% depending on our leverage.

                                  2005      2006      2007       2008      2009    THEREAFTER   TOTAL   FAIR VALUE
Fixed rate debt                  $ 3,584  $ 21,134  $ 23,468   $ 8,123   $ 35,041  $   36,591  $127,941  $129,311
Weighted average interest rate      7.61%     7.22%     7.92%     7.69%      7.39%       7.22%
Variable rate debt               $ 1,094  $  2,440  $ 79,698   $ 2,979   $  3,159  $   34,563  $123,933  $123,933

Annual interest expense would increase or decrease on variable rate debt by approximately $1,239 for each 1% increase or decrease in interest rates. A change in interest rates of 1% would increase or decrease the fair value of our fixed rate debt at June 30, 2005 by approximately $3,867.

FOREIGN CURRENCY EXCHANGE RATE RISK

We have foreign operations in France and as such are subject to risk from the effects of exchange rate movements of the Euro, which may affect future costs and cash flows. We are a net receiver of the Euro (we receive more cash than we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the Euro. For the three-month periods ended June 30, 2005 and 2004, we recognized a loss of $25 and a gain of $3, respectively, and for the six-month periods ended June 30, 2005 and 2004, we recognized a loss of $11 and a gain of $339, respectively, from foreign currency transactions in connection with the transfer of cash from foreign operating subsidiaries to the parent company. The cash received was subsequently converted into dollars. In addition, for the three-month periods ended June 30, 2005 and 2004, we recognized net unrealized foreign currency losses of $456 and $46, respectively. The cumulative foreign currency translation adjustment reflects a loss of $330. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 4. - CONTROLS AND PROCEDURES

(a) DISCLOSURE CONTROLS AND PROCEDURES

Our disclosure controls and procedures include our controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is accumulated and communicated to our management, including our Chief Executive Officer and acting Chief Financial Officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported, within the required time periods. It should be noted that no system of controls can provide complete assurance of achieving a company's objectives, and that future events may impact the effectiveness of a system of controls.

As previously reported in our Annual Report on Form 10-K/A for the year ended December 31, 2004, during the first quarter of 2005, we identified a material weakness in internal control over financial reporting with respect to maintaining effective controls over the calculation and review of estimated deferred taxes. Our Chief Executive Officer and acting Chief Financial Officer have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Although we are

                              W. P. CAREY & CO. LLC

implementing remediation steps as described in (b) below with respect to controls over the calculation and review of estimated deferred taxes, these remediation steps are not fully implemented yet and Chief Executive Officer and acting Chief Financial Officer have concluded that our disclosure controls and procedures were not yet effective as of June 30, 2005.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the second quarter, we performed an assessment of the controls over preparation and review of the estimated deferred taxes and began implementing several additional controls to provide for a more comprehensive preparation and review of this calculation. Controls being implemented include the addition of new tax rate reconciliations, variance analyses and checklists. In addition, we have added an additional level of management review. The implementation of these remediation steps is ongoing and further steps in addition to those discussed above, may be necessary to ensure full remediation of the material weakness.

Except for the items discussed above, there were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                              W. P. CAREY & CO. LLC

                              W. P. CAREY & CO. LLC

                                    PART II
                  (Amounts in thousands, except share amounts)

Item 1. - LEGAL PROCEEDINGS

In March 2004, following a broker-dealer examination of Carey Financial, LLC ("Carey Financial"), the Company's wholly-owned broker-dealer subsidiary, by the staff of the SEC, Carey Financial received a letter from the staff of the SEC alleging certain infractions by Carey Financial of the Securities Act of 1933, the Securities Exchange Act of 1934, the rules and regulations thereunder and those of the National Association of Securities Dealers, Inc. ("NASD").

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

In response to the Enforcement Staff's subpoenas and requests, the Company and Carey Financial have produced documents relating to payments made to certain broker-dealers both during and after the offering process, for certain of the REITs managed by the Company (including CPA(R):10, CIP(R), CPA(R):12, CPA(R):14 and CPA(R):15), in addition to selling commissions and selected dealer fees.

Among the payments reflected on documents produced to the Staff were certain payments, aggregating in excess of $9,400, made to a broker-dealer which distributed shares of the REITs. The expenses associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by and accounted for on the books and records of the REITs. Of these payments, CPA(R):10 paid in excess of $40; CIP(R) paid in excess of $870; CPA(R):12 paid in excess of $2,400; CPA(R):14 paid in excess of $4,900; and CPA(R):15 paid in excess of $1,200. In addition, other smaller payments by the REITs to the same and other broker-dealers have been identified aggregating less than $1,000.

The Company and Carey Financial are cooperating fully with this investigation and have provided information to the Enforcement Staff in response to the subpoenas and requests. Although no formal regulatory action has been initiated against the Company or Carey Financial in connection with the matters being investigated, the SEC may pursue such an action against either or both of them. The nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could have a material adverse effect on the Company and the magnitude of that effect would not necessarily be limited to the payments described above but could include other payments and civil monetary penalties.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual Shareholders' meeting was held on June 8, 2005, at which time a vote was taken to elect our directors through the solicitation of proxies. The shareholders elected the following directors for the ensuing year:

 Name of Director             Total Shares Voting     Shares Voting For     Shares Withheld
------------------            -------------------     -----------------     ---------------
Francis J. Carey                   26,630,977              26,308,871            322,106
Eberhard Faber IV                  26,630,977              25,988,752            642,225
George E. Stoddard                 26,630,977              26,255,564            375,413
Karsten von Koller                 26,630,977              26,344,483            286,494

The shareholders elected to amend and restate our Amended and Restated Limited Liability Company Agreement to eliminate the classified board structure and provide for the election of directors annually as follows:

Shares Voting For                             26,158,187
Shares Voting Against                            129,085
Shares Abstaining                                343,705
                                              ----------
Total Shares Voted                            26,630,977
                                              ==========

Item 6. - EXHIBITS

      31.1  Certification of Chief Executive Officer

      31.2  Certification of Chief Financial Officer

      32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                              W. P. CAREY & CO. LLC

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       W.P. CAREY & CO. LLC
8/9/2005                               By: /s/ Claude Fernandez
                                          -------------------------------
   Date                                    Claude Fernandez
                                           Managing Director and
                                           acting Chief Financial Officer
                                           (acting Principal Financial Officer)

 8/9/2005                              By:  /s/ Michael D. Roberts
                                           -----------------------
   Date                                    Michael D. Roberts
                                           Executive Director and Controller
                                           (acting Principal Accounting Officer)