Form 10-Q
period 2005-09-30
CAREY W P & CO LLC
filed 2005-11-10
CIK 1025378

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to ________________

                        Commission File Number: 001-13779


                              W. P. CAREY & CO. LLC
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 13-3912578
        (State of incorporation)            (I.R.S. Employer Identification No.)

          50 ROCKEFELLER PLAZA
           NEW YORK, NEW YORK                               10020
(Address of principal executive offices)                 (Zip Code)

              Registrant's telephone numbers, including area code:

                        Investor Relations (212) 492-8920
                                 (212) 492-1100

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     Registrant has 37,844,395 Listed Shares, no par value, outstanding at November 2, 2005.

                              W. P. CAREY & CO. LLC

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements*
          Consolidated Balance Sheets as of September 30, 2005 and
          December 31, 2004                                                   3
          Consolidated Statements of Income for the three and nine
          months ended September 30, 2005 and 2004                            4
          Consolidated Statements of Comprehensive Income for the
          three and nine months ended September 30, 2005 and 2004             5
          Consolidated Statements of Cash Flows for the nine months
          ended September 30, 2005 and 2004                                 6-7
          Notes to Consolidated Financial Statements                       8-17
Item 2. - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             18-30
Item 3. - Quantitative and Qualitative Disclosures About Market
          Risk                                                               31
Item 4. - Controls and Procedures                                            32

                         PART II - OTHER INFORMATION

Item 1. - Legal Proceedings                                                  33
Item 6. - Exhibits                                                           33
Signatures                                                                   34

* The summarized consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of such financial statements have been included.

                              W. P. CAREY & CO. LLC

                                     PART I
                         ITEM 1. - FINANCIAL STATEMENTS
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (in thousands except share amounts)

                                                                                DECEMBER 31,
                                                                SEPTEMBER 30,       2004
                                                                    2005           (NOTE)
                                                                -------------   ------------
ASSETS:
Real estate, net                                                  $ 460,258      $  485,505
Net investment in direct financing leases                           135,397         190,644
Equity investments                                                  127,731         110,379
Assets held for sale                                                 37,414          12,802
Cash and cash equivalents                                            12,376          16,715
Due from affiliates                                                  59,697          63,471
Goodwill                                                             63,607          63,607
Intangible assets, net                                               43,151          50,501
Other assets, net                                                    27,843          19,915
                                                                  ---------      ----------
   Total assets                                                   $ 967,474      $1,013,539
                                                                  =========      ==========

LIABILITIES, MINORITY INTEREST AND MEMBERS' EQUITY:
Liabilities:
Mortgage notes payable                                            $ 172,575      $  190,698
Credit facility                                                      78,000         102,000
Accrued interest                                                      1,711           1,389
Dividends payable                                                    16,941          16,626
Accounts payable and accrued expenses                                21,766          19,838
Prepaid rental income and security deposits                           5,633           4,881
Due to affiliates                                                     1,567           2,033
Accrued income taxes                                                     --           3,909
Deferred income taxes, net                                           39,825          38,359
Other liabilities                                                    14,621          11,748
                                                                  ---------      ----------
   Total liabilities                                                352,639         391,481
                                                                  ---------      ----------
Minority interest                                                     1,271           1,407
                                                                  ---------      ----------
Commitments and contingencies (Note 7)
Members' equity:
Listed shares, no par value; 37,739,156 and 37,523,462 shares issued and outstanding at September 30, 2005 and
   December 31, 2004                                                741,728         734,658
Dividends in excess of accumulated earnings                        (125,741)       (112,441)
Unearned compensation                                                (5,764)         (5,366)
Accumulated other comprehensive income                                3,341           3,800
                                                                  ---------      ----------
   Total members' equity                                            613,564         620,651
                                                                  ---------      ----------
   Total liabilities, minority interest and members' equity       $ 967,474      $1,013,539
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

                              W. P. CAREY & CO. LLC

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               (in thousands, except per share and share amounts)

                                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                   -------------------------   -------------------------
                                                       2005          2004          2005          2004
                                                   -----------   -----------   -----------   -----------
REVENUES:
   Asset management income                         $    15,736   $    16,053   $    46,063   $    45,748
   Structuring fees                                      4,898        23,315        25,422        43,408
   Rental income                                        13,640        11,552        40,576        32,927
   Interest income from direct financing
      leases                                             3,870         3,882        11,573        11,515
   Incentive and subordinated disposition
      fees from CIP merger                                  --        42,095            --        42,095
   Other operating income                                2,026           850         3,053         5,301
                                                   -----------   -----------   -----------   -----------
                                                        40,170        97,747       126,687       180,994
                                                   -----------   -----------   -----------   -----------
OPERATING EXPENSES:
   General and administrative                          (11,503)      (14,563)      (39,532)      (39,684)
   Depreciation                                         (2,945)       (2,462)       (8,762)       (7,218)
   Amortization                                         (2,203)       (4,485)       (6,609)       (7,870)
   Property expenses                                    (2,549)         (843)       (5,844)       (4,080)
   Impairment charges and loan losses                       --         1,000            --        (1,800)
                                                   -----------   -----------   -----------   -----------
                                                       (19,200)      (21,353)      (60,747)      (60,652)
                                                   -----------   -----------   -----------   -----------
OTHER INCOME AND EXPENSES:
   Other interest income                                   871           828         2,537         2,221
   Income from equity investments                        1,379         1,254         3,944         3,885
   Minority interest in income                            (572)       (1,175)       (1,971)       (1,340)
   (Loss) gain on foreign currency
      transactions and other gains, net                    (62)          163          (725)          569
   Loss from other business operations                      --        (1,767)           --        (1,336)
   Interest expense                                     (4,330)       (3,665)      (12,838)      (10,632)
                                                   -----------   -----------   -----------   -----------
                                                        (2,714)       (4,362)       (9,053)       (6,633)
                                                   -----------   -----------   -----------   -----------
Income from continuing operations before
   income taxes                                         18,256        72,032        56,887       113,709
Provision for income taxes                              (4,583)      (32,610)      (15,535)      (44,746)
                                                   -----------   -----------   -----------   -----------
Income from continuing operations                       13,673        39,422        41,352        68,963
                                                   -----------   -----------   -----------   -----------
DISCONTINUED OPERATIONS:
   Income from operations of discontinued
      properties                                           655         4,220         2,466         6,352
   Gain on sale of real estate                              --            12         9,119            12
   Impairment charge on properties held for
      sale                                                  --        (8,500)      (15,821)      (13,600)
                                                   -----------   -----------   -----------   -----------
      Income (loss) from discontinued operations           655        (4,268)       (4,236)       (7,236)
                                                   -----------   -----------   -----------   -----------
NET INCOME                                         $    14,328   $    35,154   $    37,116   $    61,727
                                                   ===========   ===========   ===========   ===========
BASIC EARNINGS PER SHARE:
   Income from continuing operations               $       .36   $      1.05   $      1.10   $      1.84
   Income (loss) from discontinued operations              .02          (.11)         (.11)         (.19)
                                                   -----------   -----------   -----------   -----------
   Net income                                      $       .38   $       .94   $       .99   $      1.65
                                                   ===========   ===========   ===========   ===========
DILUTED EARNINGS PER SHARE:
   Income from continuing operations               $       .35   $      1.01   $      1.06   $      1.78
   Income (loss) from discontinued operations              .02          (.11)         (.11)         (.19)
                                                   -----------   -----------   -----------   -----------
   Net income                                      $       .37   $       .90   $       .95   $      1.59
                                                   ===========   ===========   ===========   ===========
DIVIDENDS DECLARED PER SHARE:                      $      .448   $      .440   $     1.338   $     1.314
                                                   ===========   ===========   ===========   ===========
WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                            37,727,008    37,472,823    37,663,712    37,398,280
                                                   ===========   ===========   ===========   ===========
   Diluted                                          38,948,980    38,929,696    39,100,233    38,757,457
                                                   ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                              W. P. CAREY & CO. LLC

                           CONSOLIDATED STATEMENTS OF
                        COMPREHENSIVE INCOME (UNAUDITED)
                                 (in thousands)

                                                THREE MONTHS ENDED   NINE MONTHS ENDED
                                                   SEPTEMBER 30,       SEPTEMBER 30,
                                                ------------------   -----------------
                                                  2005      2004       2005      2004
                                                -------   --------   -------   -------
NET INCOME:                                     $14,328   $35,154    $37,116   $61,727
Other comprehensive income:
   Change in unrealized appreciation
      (depreciation) on marketable securities       403    (1,090)       517      (823)
   Foreign currency translation adjustment         (130)      129       (976)     (883)
                                                -------   -------    -------   -------
                                                    273      (961)      (459)   (1,706)
                                                -------   -------    -------   -------
   COMPREHENSIVE INCOME                         $14,601   $34,193    $36,657   $60,021
                                                =======   =======    =======   =======

The accompanying notes are an integral part of these consolidated financial statements.

                              W. P. CAREY & CO. LLC

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      (in thousands, except share amounts)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                  --------------------
                                                                                    2005        2004
                                                                                  --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $ 37,116   $  61,727
   Adjustments to reconcile net income to net cash provided by continuing operating activities:
      Loss from discontinued operations, including impairment charges and
         gain/loss on sale                                                           4,236       7,236
      Depreciation and amortization of intangible assets and deferred financing
         costs                                                                      15,805      15,656
      Unrealized loss (gain) on foreign currency transactions and warrants             764        (144)
      Minority interest in income                                                    1,971       1,340
      Straight-line rent adjustments                                                 2,149         944
      Distribution received in excess of accumulated earnings and
        equity income in excess of distributions                                       547        (457)
      Gain on sale of investments                                                      (96)         --
      Realized loss (gain) on foreign currency transactions                             59        (425)
      Management income received in shares of affiliates                           (22,905)    (15,243)
      Costs paid by issuance of shares                                                 147         124
      Amortization of unearned compensation                                          3,041       2,947
      Impairment charges and loan losses                                                --       1,800
      Tax charge - share incentive plans                                               465       2,906
      Deferred income taxes                                                          1,466       8,933
      (Decrease) increase in accrued taxes payable                                  (3,909)     20,901
      Increase in structuring fees receivable                                       (5,170)    (14,780)
      Deferred acquisition fees received                                             8,961       5,978
      Net change in other operating assets and liabilities                          (2,131)      1,559
                                                                                  --------   ---------
      Net cash provided by continuing operations                                    42,516     101,002
      Net cash provided by discontinued operations                                   3,334       6,958
                                                                                  --------   ---------
         Net cash provided by operating activities                                  45,850     107,960
                                                                                  --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions received from equity investments in excess of equity income         4,103       5,852
   Purchases of real estate and equity investments                                      --    (115,522)
   Proceeds from sale of property and investments                                   32,591       4,430
   Release of funds from escrow in connection with the sale of a property               --       7,185
   Capital expenditures                                                             (1,295)     (1,498)
   Purchase of investment                                                             (465)         --
   Payment of deferred acquisition fees to affiliate                                  (524)       (524)
                                                                                  --------   ---------
         Net cash provided by (used in) investing activities                        34,410    (100,077)
                                                                                  --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from credit facility                                                    60,000     135,000
   Proceeds from mortgage note substitution                                            104          --
   Scheduled payments of mortgage principal                                         (6,933)     (6,882)
   Prepayments of mortgage principal and credit facility                           (88,893)    (86,962)
   Payment of financing costs                                                       (1,322)     (1,262)
   Distributions to minority interests                                                (355)     (1,101)
   Dividends paid                                                                  (50,101)    (48,614)
   Proceeds from issuance of shares                                                  3,529       3,662
   Retirement of shares                                                                 --      (2,543)
                                                                                  --------   ---------
         Net cash used in financing activities                                     (83,971)     (8,702)
                                                                                  --------   ---------
Effect of exchange rate changes on cash                                               (628)       (386)
                                                                                  --------   ---------
         Net decrease in cash and cash equivalents                                  (4,339)     (1,205)
Cash and cash equivalents, beginning of period                                      16,715      24,359
                                                                                  --------   ---------
Cash and cash equivalents, end of period                                          $ 12,376   $  23,154
                                                                                  ========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                              W. P. CAREY & CO. LLC

                      (in thousands, except share amounts)

Non-cash operating, investing and financing activities:

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

     B. In connection with the acquisition of properties in July 2004, the Company assumed mortgage notes payable with a fair value of $27,756 (cost - $27,003).

     C. In August 2005, the Company satisfied a maturing obligation of $9,621 by substituting a new mortgage of $9,725 and received net proceeds of $104.

The accompanying notes are an integral part of these consolidated financial statements.

                              W. P. CAREY & CO. LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts in thousands, except share and per share amounts)

NOTE 1. BUSINESS

W. P. Carey & Co. LLC (the "Company") is a global investment firm that specializes in sale-leaseback and build-to-suit transactions. The Company owns a portfolio of net-leased real estate assets and also provides investment management services to the following affiliated publicly-owned, non-traded real estate investment trusts: Corporate Property Associates 12 Incorporated ("CPA(R):12"), Corporate Property Associates 14 Incorporated ("CPA(R):14"), Corporate Property Associates 15 Incorporated ("CPA(R):15"), Corporate Property Associates 16-Global Incorporated ("CPA(R):16 - Global") and, until its merger into CPA(R):15 during 2004, Carey Institutional Properties Incorporated ("CIP(R)") (collectively, the "CPA(R) REITs").

The Company's primary business segments include:

MANAGEMENT SERVICES - The Company provides services to the CPA(R) REITs in connection with structuring and negotiating investment and debt placement transactions (structuring fees) and provides on-going management of the portfolio (asset-based management and performance fees). Asset-based management and performance fees for the CPA(R) REITs are determined based on real estate related assets under management. As funds available to the CPA(R) REITs are invested in properties, the asset base for which the Company earns revenue increases. The Company may elect to receive fees in cash or restricted shares of the CPA(R) REITs. The Company may also earn incentive and disposition fees in connection with providing liquidity alternatives to CPA(R) REIT shareholders.

REAL ESTATE OPERATIONS - The Company invests in commercial and industrial properties that are then leased to companies domestically and internationally.

NOTE 2. BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission ("SEC"). They do not include all information and notes required by generally accepted accounting principles for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2004.

RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to current period financial statement presentation. The financial statements included in this Form 10-Q have been adjusted to reflect asset management income and structuring fees as separate components of revenue and the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented (see
Note 9). As a result, certain prior period amounts have been reclassified to conform to current period financial statement presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2005, the SEC deferred the effective date of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123(R)") for a six-month period. The Company is now required to adopt the provisions of SFAS No. 123(R) beginning with its first quarter of fiscal 2006. FAS 123(R) requires that the fair value of all stock and other equity-based compensation be treated as an expense that is reflected in the income statement. SFAS No. 123(R) allows two different methods of transition. Note 10 to the consolidated financial statements contains pro forma disclosures regarding the effect on net income and earnings per share as if the Company had applied the fair value method of accounting for stock-based compensation. Depending on the method used to calculate stock-based compensation expense in the future and other requirements of SFAS No. 123(R), the pro forma disclosure may not be indicative of the stock-based compensation expense that will be recognized in the Company's future financial statements. The Company is currently evaluating the provisions of FAS 123(R) and methods that may be used to calculate future stock-based compensation expense.

                              W. P. CAREY & CO. LLC

           (Amounts in thousands, except share and per share amounts)

In June 2005, the Financial Accounting Standards Board ratified the Emerging Issues Task Force ("EITF") Consensus on Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." The EITF agreed on a framework for evaluating when a general partner controls, and should consolidate, a limited partnership or a similar entity. The EITF is effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships must apply the consensus no later than the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF 04-5 is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 3. TRANSACTIONS WITH RELATED PARTIES:

Through one of its wholly-owned subsidiaries, the Company earns fees as the advisor ("Advisor") to the CPA(R) REITs. Under the advisory agreements with the CPA(R) REITs, the Company performs various services, including but not limited to the day-to-day management of the CPA(R) REITs and transaction-related services. A portion of the CPA(R) REIT structuring and management fees is based on each CPA(R) REIT meeting specific performance criterion and is earned only if the criterion are achieved. Generally, the Company earns a base asset management fee of 1/2 of 1% per annum of average invested assets, as defined in the advisory agreements, for each CPA(R) REIT and, based upon specific performance criteria for each REIT, may be entitled to receive performance fees, calculated on the same basis as the asset management fee, and is reimbursed for certain costs, primarily the cost of personnel. Effective in 2005, the advisory agreements were amended to allow the Company to elect to receive restricted stock for any fee due from each CPA(R) REIT. For the three-month periods ended September 30, 2005 and 2004, total asset-based fees and reimbursements earned were $15,736 and $16,053, respectively. For the nine-month periods ended September 30, 2005 and 2004, total asset-based fees and reimbursements earned were $46,063 and $45,748, respectively. For 2005, the Advisor has elected to receive all performance fees as well as the asset management fees of CPA(R):12 and CPA(R):16-Global in restricted shares.

In connection with structuring and negotiating acquisitions and related mortgage financing for the CPA(R) REITs, the advisory agreements provide for structuring fees based on the cost of the properties acquired. For the three-month periods ended September 30, 2005 and 2004, the Company earned structuring fees and reimbursement allowances of $4,898 and $23,315, respectively. For the nine-month periods ended September 30, 2005 and 2004, the Company earned structuring fees and reimbursement allowances of $25,422 and $43,408, respectively. A portion of the fees are payable in equal annual installments ranging from three to eight years, subject to each CPA(R) REIT meeting its preferred return. Unpaid installments bear interest at annual rates ranging from 5% to 7%. The Company may also earn fees related to the disposition of properties, subject to subordination provisions, which will only be recognized as the relevant conditions are met.

CPA(R):16-Global has not met its performance criterion, a cumulative non-compounded distribution return of 6%, and because of that the Company did not recognize deferred acquisition and asset based fees of $1,861 and $1,063, respectively, for the three-month period ended September 30, 2005 and of $8,577 and $2,569, respectively, for the nine-month period ended September 30, 2005. CPA(R):16-Global did not incur such fees during the three and nine-month periods ended September 30, 2004. Since the inception of CPA(R):16-Global, the Company has not recognized $16,112 and $3,388 of CPA(R):16-Global deferred acquisition and asset based fees, respectively. The Company will only be able to recognize the fees if CPA(R):16-Global meets its performance criterion. If these fees become payable, the Company may elect to receive them as either restricted shares or cash in accordance with the advisory agreement.

2004 MERGER BETWEEN CIP(R) AND CPA(R):15

In September 2004, CPA(R):15 acquired CIP(R)'s business in a stock-for-stock merger that was approved by the shareholders of both funds. Prior to the merger between CIP(R) and CPA(R):15, the Company acquired interests in 17 properties from CIP(R) with a fair value of $142,161 for approximately $115,158 in cash and the assumption of approximately $27,003 in limited recourse mortgage notes payable. The purchase price of the properties was based on a third party valuation of each of CIP(R)'s properties. The results of operations for the three and nine-month periods ended September 30, 2004 include the properties that the Company acquired from CIP(R) for the month of September 2004.

In connection with providing a liquidity event for CIP(R) shareholders, CIP(R) paid the Company incentive fees of $23,681 and disposition fees of $22,679. Disposition fees relating to the interests in the properties acquired by the Company of $4,265 were not earned and have been applied, for financial reporting purposes, as a reduction in the cost basis of such interests. The Company also recognized transaction fees of $11,493 in connection with the merger. The transaction fees are included in the 2004 transaction fee amounts described above for both the three and nine-month periods ended September 30, 2004.

                              W. P. CAREY & CO. LLC

           (Amounts in thousands, except share and per share amounts)

NOTE 4. REAL ESTATE

The Company's real estate portfolio consists of land and buildings leased to others as well as land and buildings used in operations as follows:

                           SEPTEMBER 30, 2005   DECEMBER 31, 2004
                           ------------------   -----------------
REAL ESTATE:
Cost                            $520,878            $546,402
Accumulated depreciation         (60,620)            (60,897)
                                --------            --------
                                $460,258            $485,505
                                ========            ========

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

As of September 30, 2005, the Company's ownership in the CPA(R) REITs is as follows:

                             SHARES    % OF OUTSTANDING SHARES
                           ---------   -----------------------
CPA(R):12                  1,700,396            5.25%
CPA(R):14                  3,017,565            4.31%
CPA(R):15                  2,951,734            2.30%
CPA(R):16-Global             276,618             .49%

The Company also owns non-controlling interests in (i) two limited partnerships as a limited partner, (ii) three limited liability companies and (iii) a jointly-controlled 36% tenancy-in-common interest in two properties subject to a master lease, with the remaining interests owned by affiliates and all of which net lease real estate on a single-tenant basis.

Combined financial information of the equity method investees is summarized as follows:

                                                  SEPTEMBER 30, 2005   DECEMBER 31, 2004
                                                  ------------------   -----------------
Assets (primarily real estate)                       $ 2,683,157         $ 5,189,736
Liabilities (primarily mortgage notes payable)        (1,327,561)         (2,372,468)
                                                     ------------        -----------
Partners' capital and shareholders' equity           $ 1,355,596         $ 2,817,268
                                                     ============        ===========
Company's share of equity investees' net assets      $   127,731         $   110,379
                                                     ============        ===========

                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                          -------------------------------
                                                                 2005        2004
                                                               --------   ---------
Revenues (primarily rental income and interest income
   from direct financing leases)                              $ 338,398   $ 246,455
Expenses (primarily depreciation and property expenses)        (147,049)   (101,269)
Other interest income                                            10,015       5,195
Income from equity investments                                   36,615      27,479
Minority interest in income                                     (14,228)     (8,996)
(Loss) gain on sales of real estate, derivatives and
   foreign currency transactions, net                            (3,560)      1,566
Interest expense                                               (127,357)    (88,637)
                                                              ---------   ---------
   Income from continuing operations                             92,834      81,793
Income (loss) from discontinued operations                          384      (2,031)

                              W. P. CAREY & CO. LLC

           (Amounts in thousands, except share and per share amounts)

Gain on sale of real estate                                 494     1,754
Impairment charge on properties held for sale            (4,255)     (150)
                                                        -------   -------
   Net income                                           $89,457   $81,366
                                                        =======   =======
Company's share of net income from equity investments   $ 3,944   $ 3,885
                                                        =======   =======

NOTE 6. INTANGIBLES:

In connection with the acquisition of properties, the Company has recorded net lease intangibles of $20,312. These intangibles are being amortized over periods ranging from 21 months to 27 1/2 years. Amortization of below-market and above-market rent intangibles are recorded as an adjustment to revenue.

Intangibles are summarized as follows:

                                                               SEPTEMBER 30, 2005   DECEMBER 31, 2004
                                                               ------------------   -----------------
AMORTIZED INTANGIBLE ASSETS:
   Management contracts                                             $ 59,815            $ 59,815
   Less: accumulated amortization                                    (37,526)            (34,089)
                                                                    --------            --------
                                                                      22,289              25,726
                                                                    --------            --------
   Lease intangibles:
   In-place lease                                                     13,630              13,630
   Tenant relationship                                                 4,863               4,863
   Above-market rent                                                   3,828               3,828
   Less: accumulated amortization                                     (5,434)             (1,521)
                                                                    --------            --------
                                                                      16,887              20,800
                                                                    --------            --------
UNAMORTIZED GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS:
   Trade name                                                          3,975               3,975
   Goodwill                                                           63,607              63,607
                                                                    --------            --------
                                                                    $106,758            $114,108
                                                                    ========            ========
   Below-market rent                                                $ (2,009)           $ (2,009)
   Less: accumulated amortization                                        159                  45
                                                                    --------            --------
                                                                    $ (1,850)           $ (1,964)
                                                                    ========            ========

Net amortization of intangibles was $2,412 and $4,516 for the three-month periods ended September 30, 2005 and 2004, respectively, and $7,236 and $7,892 for the nine-month periods ended September 30, 2005 and 2004, respectively.

Based on the intangibles recorded through September 30, 2005, annual net amortization of intangibles for each of the next five years is as follows: 2005
- $9,648, 2006 - $9,406, 2007 - $7,295, 2008 - $4,211, 2009 - $4,184 and 2010 -
$3,542.

NOTE 7. COMMITMENTS AND CONTINGENCIES:

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

Among the payments reflected on documents produced to the Staff were certain payments, aggregating in excess of $9,600, made to a broker-dealer which distributed shares of the REITs. The expenses associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by and accounted for on the books and records of the REITs. Of these payments, CPA(R):10 paid in excess of $40; CIP(R) paid in excess of $875; CPA(R):12 paid in excess of $2,455; CPA(R):14 paid in excess of $4,990; and CPA(R):15 paid in excess of $1,240. In addition, other smaller payments by the REITs to the same and other broker-dealers have been identified aggregating less than $1,000.

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

NOTE 8. IMPAIRMENT CHARGES AND LOAN LOSSES:

2005 - IMPAIRMENT CHARGES ON DISCONTINUED OPERATIONS

In March 2005, the Company received notification from the lessee of its Amberly Village, Ohio and Berea, Kentucky properties, that the lessee was exercising its existing option to purchase both properties, at fair value, to be completed pursuant to the terms of the agreement. Fair value is to be determined pursuant to an appraisal process in accordance with the terms of the lease agreement between the Company and the lessee whereby each party obtains its own appraisal and if the parties cannot agree on the properties fair value then a third appraisal is obtained. In connection with this transaction, in the quarter ended March 31, 2005, the Company recognized a non-cash impairment charge of $8,872, as the estimated fair value of the properties estimated by management was lower than their carrying value. As a result of the Company obtaining its own appraisal of these properties, the Company recorded an additional non-cash impairment charge of $5,819 in the quarter ended June 30, 2005 for a total impairment charge on these properties during the nine months ended September 30, 2005 of $14,691. Both parties are continuing the process of negotiating the fair value of these properties in accordance with the appraisal process.

In connection with entering into a commitment to sell a property in Livonia, Michigan for $8,500 during the first quarter of 2005, the Company recognized a non-cash impairment charge of $800 as the property's estimated fair value was lower than its carrying value. The $8,500 proposed transaction was terminated and in June 2005 the Company entered into a letter of intent with a third party to sell this property for $8,000. As the proposed sale proceeds net of closing costs are below the property's current carrying value, the Company recorded an additional non-cash impairment charge of $330 in its quarter ended June 30, 2005 for a total impairment charge on this property during the nine months ended September 30, 2005 of $1,130. Discussions with respect to disposing of this property are ongoing between the parties. The Company had previously recorded an impairment charge of $7,500 during the quarter ended September 30, 2004 related to this property.

These properties are classified as held for sale in the accompanying financial statements (see Note 9).

2004 - IMPAIRMENT CHARGES AND LOAN LOSS

As a result of entering into a commitment to sell a property in Toledo, Ohio in June 2004, the Company recognized an impairment charge for the nine-month period ended September 30, 2004 of $4,700. The charge was based on the property's sales price, less estimated costs to sell. The property was sold in July 2004.

In February 2003, the Company sold its property in Winona, Minnesota to the lessee for $8,550, consisting of cash of $6,300 and notes receivable with an estimated fair value of $2,250. During the quarter ended June 30, 2004, installment payments due under the notes were not paid and based on the Company's assessment of the recoverability of the note, it wrote off the entire $2,250 as a loan loss. During the quarter ended September 30, 2004, the Company received a $1,000 settlement payment from the former lessee and determined that the remaining amounts were not recoverable.

The Company recognized impairment charges of $1,000 and $1,400, respectively, on other properties during the three and nine-month periods ended September 30, 2004. Of this total, $550 relates to impairment charges for properties held for use for the nine-month period ended September 30, 2004.

NOTE 9. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS:

ASSETS HELD FOR SALE

In connection with receiving notification from the lessee of property in Amberly Village, Ohio and Berea, Kentucky that the lessee exercised its option to purchase both properties, the Company has recorded non-cash impairment charges totaling $14,691 during the nine months ended September 30, 2005 (see Note 8 for details).

In connection with entering into a commitment to sell a property in Livonia, Michigan, the Company has recorded non-cash impairment charges totaling $1,130 during the nine months ended September 30, 2005 (see Note 8 for details).

In March 2005, the Company entered into a contract to sell its property in Travelers Rest, South Carolina to a third party for $2,550. The Company currently expects to complete this transaction within the next 12 months and expects to record a gain on this sale of

                              W. P. CAREY & CO. LLC

           (Amounts in thousands, except share and per share amounts)

approximately $1,000. Non-cash impairment charges totaling $2,507 were previously recorded in prior years to write down the property value to the estimated net sales proceeds.

The Company approved a plan of disposition for its property in Duffield, Virginia during the quarter ended March 31, 2005. In October 2005, the sale of the property to a third party closed for $1,050. The Company expects to record a gain on the sale of approximately $243 based on the property's current carrying amount.

Assets held for sale include a property located in Cincinnati, Ohio that is subject to a contract for sale for approximately $10,100. Non-cash impairment charges totaling $12,700 were previously recorded in prior years to write down the property's value to its estimated fair value.

2005 DISCONTINUED OPERATIONS

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

In February 2005, the Company sold its South Boston, Virginia property to a third party for $59, net of selling costs and recognized a loss on the sale of $41. A non-cash charge of $582 was recorded in a prior year to write down the property value to the estimated net sales proceeds.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations, impairment charges and gain or loss on sale of real estate for properties held for sale are reflected in the accompanying financial statements as Discontinued Operations for all periods presented and are summarized as follows:

                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                         SEPTEMBER 30,        SEPTEMBER 30,
                                                      ------------------   -------------------
                                                        2005      2004       2005       2004
                                                       ------   -------    --------   --------
REVENUES:
   Rental income                                       $    2   $   344    $     70   $  1,267
   Interest income from direct financing leases           698     1,452       3,024      4,403
   Revenues of other business operations                1,786     1,714       5,387      5,395
   Other income                                            (9)    2,712          36      2,761
                                                       ------   -------    --------   --------
                                                        2,477     6,222       8,517     13,826
                                                       ------   -------    --------   --------
EXPENSES:
   Depreciation                                            --      (338)       (274)    (1,134)
   Property expenses                                     (224)     (198)     (1,096)    (1,559)
   Operating expenses of other business operations     (1,598)   (1,466)     (4,681)    (4,781)
                                                       ------   -------    --------   --------
                                                       (1,822)   (2,002)     (6,051)    (7,474)
                                                       ------   -------    --------   --------
   Income before impairment charge and gain on sale       655     4,220       2,466      6,352
   Gain on sale of real estate                             --        12       9,119         12
   Impairment charge on properties held for sale           --    (8,500)    (15,821)   (13,600)
                                                       ------   -------    --------   --------
   Income (loss) from discontinued operations          $  655   $(4,268)   $ (4,236)  $ (7,236)
                                                       ======   =======    ========   ========

Depreciation is not recorded on properties held for sale. The effect of suspending depreciation was $198 and $127 for the three months ended September 30, 2005 and 2004, respectively and $536 and $255 for the nine months ended September 30, 2005 and 2004, respectively.

NOTE 10. STOCK OPTIONS AND RESTRICTED STOCK:

The Company has elected to adopt the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SAFS 123." If stock-based compensation cost had been recognized based upon fair value at the date of grant for options and restricted stock awarded under

                              W. P. CAREY & CO. LLC

           (Amounts in thousands, except share and per share amounts)

the Company's share incentive plans and amortized to expense over their respective vesting periods in accordance with the provisions of SFAS No. 123 and SFAS No. 148, pro forma net income would have been as follows:

                                                    THREE MONTHS ENDED   NINE MONTHS ENDED
                                                       SEPTEMBER 30,       SEPTEMBER 30,
                                                    ------------------   -----------------
                                                       2005      2004      2005      2004
                                                     -------   -------   -------   -------
Net income as reported                               $14,328   $35,154   $37,116   $61,727
Add: Stock based compensation included in net
   income as reported, net of related tax effects        788       486     2,068     1,805
Less: Stock based compensation determined under
   fair value based methods for all awards, net
   of related tax effects                               (879)     (620)   (2,411)   (2,277)
                                                     -------   -------   -------   -------
Pro forma net income                                 $14,237   $35,020   $36,773   $61,255
                                                     =======   =======   =======   =======
EARNINGS PER COMMON SHARE AS REPORTED
Basic                                                $   .38   $   .94   $   .99   $  1.65
Diluted                                              $   .37   $   .90   $   .95   $  1.59
PRO FORMA EARNINGS PER COMMON SHARE
Basic                                                $   .38   $   .93   $   .98   $  1.64
Diluted                                              $   .37   $   .90   $   .94   $  1.58

For the nine-month periods ended September 30, 2005 and 2004, the changes in unearned compensation were as follows:

                                                   2005      2004
                                                 -------   -------
Beginning of period                              $ 5,366   $ 4,863
Awards of restricted stock                         3,262     4,398
Forfeitures                                         (347)     (134)
Compensation expense (amortization of unearned
   compensation)                                  (2,517)   (2,947)
                                                 -------   -------
End of period                                    $ 5,764   $ 6,180
                                                 =======   =======

For the nine-month periods ended September 30, 2005 and 2004, restricted shares of $161 and $221, respectively, were issued to directors in consideration of services rendered.

During 2003, W. P. Carey International LLC ("WPCI"), a majority-owned subsidiary, granted equity awards to certain of its officers, consisting of restricted stock and options. The awards are being accounted for as a variable plan. Amortization and changes in the fair value of the awards subsequent to the grant date are included in the determination of net income. Compensation expense increased by $281 for the three-month period ended September 30, 2005 as a result of an increase in fair value. For the nine-month period ended September 30, 2005, $525 was incurred as compensation expense as a result of an increase in fair value. The unearned compensation is being amortized over the vesting periods and $113 and $644 has been amortized into compensation expense for the three-month periods ended September 30, 2005 and 2004, respectively, and $338 and $1,757 for the nine-month periods ended September 30, 2005 and 2004, respectively.

NOTE 11. EARNINGS (LOSS) PER SHARE:

Basic and diluted earnings (loss) per common share for the Company for the three and nine-month periods ended September 30, 2005 and 2004 were calculated as follows:

                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                -------------------------   -------------------------
                                                    2005          2004          2005          2004
                                                -----------   -----------   -----------   -----------
Income from continuing operations               $    13,673   $    39,422   $    41,352   $    68,963
Income (loss) from discontinued operations              655        (4,268)       (4,236)       (7,236)
                                                -----------   -----------   -----------   -----------
   Net income                                   $    14,328   $    35,154   $    37,116   $    61,727
                                                ===========   ===========   ===========   ===========
Weighted average shares outstanding - basic      37,727,008    37,472,823    37,663,712    37,398,280
Effect of dilutive securities: Stock options      1,221,972     1,456,873     1,436,521     1,359,177
                                                -----------   -----------   -----------   -----------
Weighted average shares outstanding - diluted    38,948,980    38,929,696    39,100,233    38,757,457
                                                ===========   ===========   ===========   ===========
Basic earnings per share:
   Income from continuing operations            $       .36   $      1.05   $      1.10   $      1.84

                              W. P. CAREY & CO. LLC

           (Amounts in thousands, except share and per share amounts)

   Income (loss) from discontinued operations    .02    (.11)   (.11)   (.19)
                                                ----   -----   -----   -----
   Net income                                   $.38   $ .94   $ .99   $1.65
                                                ====   =====   =====   =====
Diluted earnings per share:
   Income from continuing operations            $.35   $1.01   $1.06   $1.78
   Income (loss) from discontinued operations    .02    (.11)   (.11)   (.19)
                                                ----   -----   -----   -----
   Net income                                   $.37   $ .90   $ .95   $1.59
                                                ====   =====   =====   =====

The diluted weighted average shares outstanding for the nine months ended September 30, 2004 has been restated to conform to the current year presentation. This change resulted in a decrease in the diluted shares of 4,288 and had no impact on the Company's diluted earnings per share for the nine months ended September 30, 2004.

NOTE 12. SEGMENT REPORTING:

MANAGEMENT SERVICES OPERATIONS - This business segment includes management operations on a fee for services basis predominately from the CPA(R) REITs pursuant to the advisory agreements and to a lesser extent from third parties. This business line also includes interest on deferred fees and earnings from unconsolidated investments in the CPA(R) REITs accounted for under the equity method which were received in-lieu of cash for certain fees. These operations are performed in corporate subsidiaries and are subject to federal, state, local and foreign taxes as applicable. The Company's financial statements are prepared on a consolidated basis including these taxable operations and include a provision for current and deferred taxes on these operations.

REAL ESTATE OPERATIONS - This business segment includes the operations of properties under operating leases, properties under direct financing leases, real estate under construction and development, assets held for sale and equity investments in ventures accounted for under the equity method which are engaged in these activities. Because of the Company's legal structure, these operations are not generally subject to federal income taxes however, they may be subject to certain state, local and foreign taxes.

A summary of comparative results of these business segments is as follows:

                                              THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------   -------------------------------
                                                      2005       2004                    2005       2004
                                                    --------   --------                --------   --------
MANAGEMENT SERVICES
   Revenues                                         $ 20,634   $ 81,463                $ 71,485   $131,251
   Operating expenses                                (11,541)   (17,326)                (39,574)   (44,150)
   Interest expense                                       --         --                      --        (35)
   Other, net (2)                                      1,179        183                   2,463      2,134
   Provision for income taxes                         (4,721)   (31,743)                (15,247)   (43,157)
                                                    --------   --------                --------   --------
   Income from continuing operations                $  5,551   $ 32,577                $ 19,127   $ 46,043
                                                    ========   ========                ========   ========
REAL ESTATE (3)
   Revenues                                         $ 19,536   $ 16,284                $ 55,202   $ 49,743
   Operating expenses                                 (7,659)    (4,027)                (21,173)   (16,502)
   Interest expense                                   (4,330)    (3,665)                (12,838)   (10,597)
   Other, net (2)                                        437        887                   1,322      3,201
   Provision for income taxes                            138       (867)                   (288)    (1,589)
                                                    --------   --------                --------   --------
   Income from continuing operations                $  8,122   $  8,612                $ 22,225   $ 24,256
                                                    ========   ========                ========   ========
OTHER (1)
   Loss from other business operations              $     --   $ (1,767)               $     --   $ (1,336)

TOTAL COMPANY
   Revenues                                         $ 40,170   $ 97,747                $126,687   $180,994
   Operating expenses                                (19,200)   (21,353)                (60,747)   (60,652)
   Interest expense                                   (4,330)    (3,665)                (12,838)   (10,632)
   Other, net (2)                                      1,616       (697)                  3,785      3,999
   Provision for income taxes                         (4,583)   (32,610)                (15,535)   (44,746)
                                                    --------   --------                --------   --------
   Income from continuing operations                $ 13,673   $ 39,422                $ 41,352   $ 68,963
                                                    ========   ========                ========   ========

                              W. P. CAREY & CO. LLC

           (Amounts in thousands, except share and per share amounts)


                                   TOTAL ASSETS                        TOTAL LONG-LIVED ASSETS
                      --------------------------------------   --------------------------------------
                             AS OF               AS OF                AS OF               AS OF
                      SEPTEMBER 30, 2005   DECEMBER 31, 2004   SEPTEMBER 30, 2005   DECEMBER 31, 2004
                      ------------------   -----------------   ------------------   -----------------
Management Services        $252,731            $  237,889           $ 95,883             $ 83,018
Real Estate                 714,743               766,184            666,678              740,895
Other                            --                 9,466                 --                9,140
                           --------            ----------           --------             --------
Total Company              $967,474            $1,013,539           $762,561             $833,053
                           ========            ==========           ========             ========

(1) Primarily consists of the Company's other business operations, which includes the Los Angeles United School District (the "District") build-to-suit development project (see Note 13).

(2) Includes other interest income, minority interest, income from equity investments, loss from other business operations and gains and losses on sales and foreign currency transactions.

(3) Includes two investments in France that accounted for lease revenues (rental income and interest income in direct financing leases) of $1,978 and $1,896 for the three months ended September 30, 2005 and 2004, respectively, lease revenues of $6,120 and $5,669 for the nine months ended September 30, 2005 and 2004, respectively, income from equity investments of $191 and $124 for the three months ended September 30, 2005 and 2004, respectively and income from equity investments of $608 and $431 for the nine months ended September 30, 2005 and 2004, respectively. These investments also accounted for long-lived assets as of September 30, 2005 and December 31, 2004 of $67,369 and $76,332, respectively.

NOTE 13. SUBSEQUENT EVENT:

In October 2005, a wholly-owned indirect subsidiary of the Company reached a settlement agreement with the District and certain other parties in connection with a build-to-suit development management agreement to develop and construct a new high school. Under the terms of the settlement agreement, the subsidiary will not be entitled to any further payments under the development management agreement and will discharge all parties to the settlement agreement from any further obligations arising from the development management agreement. In return, the subsidiary has been released from any liabilities and obligations to the District and the other parties to the settlement agreement. The Company expects to recognize non-cash pre-tax income of approximately $2,700 in the quarter ending December 31, 2005 as a result of entering into the settlement agreement. Approximately $2,000 of this income represents the deferral of a portion of gain on sale of land to the District in 2002.

                              W. P. CAREY & CO. LLC

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Amounts in thousands, except share amounts)

The following discussion and analysis of financial condition and results of operations of W. P. Carey & Co. LLC contain forward-looking statements and should be read in conjunction with the consolidated financial statements and notes thereto as of September 30, 2005. As used in this quarterly report on Form 10-Q, the terms "the Company," "we," "us" and "our" include W. P. Carey & Co. LLC, its consolidated subsidiaries and predecessors, unless otherwise indicated. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "expect," "estimate," "intend," "could," "should," "would," "may," "seeks," "plans" or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, the risk factors described in Item 1 of our Annual Report on Form 10-K/A for the year ended December 31, 2004. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved. Additionally, a description of our critical accounting estimates is included in the management's discussion and analysis section in our Annual Report on Form 10-K/A for the year ended December 31, 2004. There has been no significant change in such critical accounting estimates.

EXECUTIVE OVERVIEW

BUSINESS OVERVIEW

We are a global investment firm that specializes in sale-leaseback and build-to-suit transactions. We own a portfolio of net-leased real estate assets and also provide investment management services to the following affiliated publicly-owned, non-traded real estate investment trusts: Corporate Property Associates 12 Incorporated ("CPA(R):12"), Corporate Property Associates 14 Incorporated ("CPA(R):14"), Corporate Property Associates 15 Incorporated ("CPA(R):15"), Corporate Property Associates 16-Global Incorporated ("CPA(R):16
- Global") and, until its merger into CPA(R):15 during 2004, Carey Institutional Properties Incorporated ("CIP(R)"), (collectively, the "CPA(R) REITs").

Our primary business segments include:

MANAGEMENT SERVICES - We provide services to the CPA(R) REITs in connection with structuring and negotiating investment and debt placement transactions (structuring fees) and provide on-going management of the portfolio (asset-based management and performance fees). Asset-based management and performance fees for the CPA(R) REITs are determined based on real estate related assets under management. As funds available to the CPA REITs are invested in properties, the asset base for which we earn revenue increases. We may elect to receive fees in cash or restricted shares of the CPA REITs. We may also earn incentive and disposition fees in connection with providing liquidity alternatives to CPA(R) REIT shareholders.

REAL ESTATE OPERATIONS - We invest in commercial and industrial properties that are then leased to companies domestically and internationally. We currently have investments in the United States and Europe.

CURRENT DEVELOPMENTS AND TRENDS

CURRENT DEVELOPMENTS INCLUDE:

INVESTMENT ACTIVITY - During the quarter ended September 30, 2005, we structured $152,831 in investments on behalf of the CPA(R) REITs. Approximately 64% of these investments were made on behalf of CPA(R):16 - Global, with the majority of the remainder made on behalf of CPA(R):15. Additionally, 82% of investments structured were for international transactions. The mix between REITs is consistent with our 2005 second quarter results while the percentage of international investments completed represents an increase from 63% in the second quarter of 2005.

IMPAIRMENT CHARGES - There were no impairment charges recorded in the quarter ended September 30, 2005.

Non-cash impairment charges totaling $15,821 have been recorded during the nine months ended September 30, 2005 related to properties held for sale in Berea, KY; Amberley Village, OH and Livonia, MI (see Note 8 in the accompanying financial statements).

                              W. P. CAREY & CO. LLC

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

2005 IMPAIRMENT CHARGE ACTIVITY:

                                                KY AND OH
                                               PROPERTIES   MI PROPERTY
                                               ----------   -----------
First quarter 2005 impairment charge             $ 8,872       $  800
Second quarter 2005 impairment charge              5,819          330
Third quarter 2005 impairment charge                  --           --
                                                 -------       ------
Total 2005 impairment charges (year to date)     $14,691       $1,130
                                                 =======       ======

CPA(R):16 - GLOBAL PUBLIC OFFERING - We are continuing to evaluate investments to utilize CPA(R):16 - Global's existing cash balances raised from its initial public offering. During the quarter ended September 30, 2005, we completed investments totaling approximately $97,642 on CPA(R):16 - Global's behalf. While we currently anticipate that CPA(R):16-Global's second offering may commence before the end of 2005, the offering may be delayed or suspended based upon a number of factors, which may include among others obtaining regulatory approvals, negotiation of satisfactory agreements with selected dealers, and our analysis of market conditions and other factors affecting the offering.

DEBT REFINANCING - In August 2005, we refinanced approximately $9,700 of mortgage financing that was scheduled to mature in 2006 and had a fixed interest rate of 7% with new 10 year financing at a fixed interest rate of 4.87%. Additionally, in October 2005 we took advantage of low long-term interest rates by placing fixed rate financing of approximately $45,900 on several properties at a weighted average rate of 5.13% for an average term of 9.2 years. Net proceeds from these financings were used to pay down short-term variable rate debt outstanding on our credit line. We anticipate adding a further $10,750 of similar long-term debt financing in the near future.

DIVIDEND - In September 2005, our board of directors approved and increased the third quarter dividend to $.448 per share payable in October 2005 to shareholders of record as of September 30, 2005.

CURRENT TRENDS INCLUDE:

We continue to see increased competition for net leased properties as capital continues to flow into real estate, in general, and net leased real estate, in particular. We believe that the low long-term treasury rate by historical standards has created greater investor demand for yield-based investments, such as net leased real estate, thus creating increased capital flows and a more competitive investment environment.

We believe that several factors may provide us with continued investment opportunities both domestically and internationally including increased merger and acquisition activity, which may provide additional sale-leaseback opportunities as a source of funding, a continued desire of corporations to divest themselves of real estate holdings and increasing opportunities for sale-leaseback transactions in the international market, which continues to make up a large portion of our investment opportunities.

For the nine-month period ended September 30, 2005, international investments accounted for 55% of total investments. We currently expect international commercial real estate to comprise a significant portion of the investments we make on behalf of the CPA(R) REITs although the percentage of international investments in any given period may vary substantially. Financing terms for international transactions are generally more favorable as they provide for lower interest rates and greater flexibility to finance the underlying property. These benefits are partially offset by shorter financing maturities.

Increases in long term interest rates would likely cause the value of the owned and managed assets to decrease, which would create lower revenues from managed assets and lower investment performance for the managed funds. Increases in interest rates may also have an impact on the credit quality of certain tenants. To the extent that the Consumer Price Index ("CPI") increases, additional rental income streams may be generated for leases with CPI adjustment triggers. In addition, we constantly evaluate our debt exposure and to the extent that opportunities exist to refinance and lock in lower interest rates over a longer term, we may be able to reduce our exposure to short term interest rate fluctuation.

Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection recently. We currently have several auto industry related tenants in the portfolios we manage. Some of these tenants in the CPA(R) REITs that we manage have filed voluntary petitions of bankruptcy in recent months. If conditions in this industry worsen, additional tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our management income from affiliates.

                              W. P. CAREY & CO. LLC

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

For the nine months ended September 30, 2005, distributions paid of $50,101 were substantially funded by cash flows generated from operations and equity investments of $49,953. Existing cash and cash equivalent reserves were used to fund the difference. During this period we used a portion of our cash reserves to pay installments on our 2005 estimated taxes and leasing commissions for two properties that were previously vacant. Additionally, for 2005 we elected to receive all performance fees as well as the asset management fees of CPA(R):12 and CPA(R):16-Global in restricted shares rather than cash.

HOW MANAGEMENT EVALUATES RESULTS OF OPERATIONS

Management evaluates our results of operations with a primary focus on increasing and enhancing the value, quality and amount of assets under management by our management services operations and seeking to increase value in our real estate operations through focusing efforts on underperforming assets through re-leasing efforts, including negotiation of lease renewals, or selectively selling such assets. The ability to increase assets under management by structuring investments on behalf of the CPA(R) REITs is affected, among other things, by the CPA(R) REITs' ability to raise capital and our ability to identify appropriate investments.

Management's evaluation of operating results includes our ability to generate necessary cash flow in order to fund distributions to our shareholders. As a result, management's assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but has no impact on cash flow, and to other non-cash charges such as depreciation and impairment charges. In evaluating cash flow from operations, management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of non-cash charges such as depreciation and amortization. Management does not consider unrealized gains and losses resulting from short-term foreign currency fluctuations when evaluating our ability to fund distributions. Management's evaluation of our potential for generating cash flow includes our assessment of the long-term sustainability of both our real estate portfolio and our assets under management.

Our real estate operations consist of the investment in and the leasing of industrial and commercial real estate. Management's evaluation of the sources of lease revenues for the nine months ended September 30, 2005 and 2004 is as follows:

                                                 2005      2004
                                               -------   -------
Rental income                                  $40,576   $32,927
Interest income from direct financing leases    11,573    11,515
                                               -------   -------
                                               $52,149   $44,442
                                               =======   =======

For the nine months ended September 30, 2005 and 2004, we earned net leasing revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

                                                 2005     2004
                                                ------   ------
Bouygues Telecom, S.A. (a) (d)                  $3,559   $3,277
Dr Pepper Bottling Company of Texas              3,279    3,245
Detroit Diesel Corporation                       3,238    3,118
Quebecor Printing, Inc. (c)                      2,303    1,990
Orbital Sciences Corporation (c)                 2,267    1,991
Titan Corporation (b)                            2,174      240
America West Holdings Corp.                      2,128    2,128
AutoZone, Inc.                                   1,738    1,724
Sybron Dental Specialties Inc.                   1,328    1,328
Unisource Worldwide, Inc.                        1,276    1,279
BE Aerospace, Inc.                               1,185    1,185
Eagle Hardware & Garden, Inc., a wholly-owned
   subsidiary of Lowe's Companies Inc. (c)       1,158      980
Lucent Technologies, Inc. (b)                    1,139      144
Sprint Spectrum, L.P.                            1,068    1,068
CSS Industries, Inc.                             1,039    1,229
AT&T Corporation                                   945      945
EnviroWorks, Inc. (b)                              940      120
Swat-Fame, Inc. (c)                                928      784
United States Postal Service                       925      925

                              W. P. CAREY & CO. LLC

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

BellSouth Telecommunications, Inc.          918       918
Omnicom Group Inc. (b)                      855        93
Anthony's Manufacturing Company, Inc.       789       764
Brodart, Co.                                788       960
United Space Alliance, LLC                  782       778
Other (a) (b) (d)                        15,400    13,229
                                        -------   -------
                                        $52,149   $44,442
                                        =======   =======

(a) Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)  Includes the CIP(R) real estate interests acquired in September 2004.

(c)  Increase is due to rent increase in 2005.

(d) Lease revenue applicable to minority interests in the consolidated amounts above total $1,273 and $1,179 for the nine months ended September 30, 2005 and 2004, respectively.

We recognize income from equity investments of which lease revenues are a significant component. Our ownership interests range from 22.5% to 50%. For the nine months ended September 30, 2005 and 2004, our share of net lease revenues in the following lease obligations is as follows:

                                      2005     2004
                                     ------   ------
Carrefour France, SA (a)             $2,577   $2,523
Federal Express Corporation           2,018    1,996
Checkfree Holdings Corporation Inc    1,685    1,635
Sicor, Inc. (b)                       1,254      126
Information Resources, Inc.           1,233    1,233
Hologic, Inc.                           852      852
Childtime Childcare, Inc                354      354
Titan Corporation (c)                    --       36
                                     ------   ------
                                     $9,973   $8,755
                                     ======   ======

(a) Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)  Includes the CIP(R) real estate interest acquired in September 2004.

(c) We acquired the remaining interest in this property in connection with the September 2004 acquisition of CIP(R)real estate interests.

RESULTS OF OPERATIONS

We evaluate our results from operations by our two major business segments - real estate operations and management services operations. A summary of comparative results of these business segments is as follows:

REAL ESTATE OPERATIONS

                                       FOR THE THREE MONTHS ENDED SEPTEMBER 30,   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                       ----------------------------------------   ---------------------------------------
                                               2005      2004     CHANGE                 2005       2004      CHANGE
                                             -------   -------   -------               --------   --------   -------
REVENUES:
Lease revenues                               $17,510   $15,434   $ 2,076               $ 52,149   $ 44,442   $ 7,707
Other operating income                         2,026       850     1,176                  3,053      5,301    (2,248)
                                             -------   -------   -------               --------   --------   -------
                                              19,536    16,284     3,252                 55,202     49,743     5,459
                                             -------   -------   -------               --------   --------   -------
OPERATING EXPENSES:
General and administrative expenses           (1,313)   (1,676)      363                 (3,947)    (3,601)     (346)
Depreciation and amortization                 (3,797)   (2,508)   (1,289)               (11,382)    (7,021)   (4,361)
Property expenses                             (2,549)     (843)   (1,706)                (5,844)    (4,080)   (1,764)
Impairment charges and loan losses                --     1,000    (1,000)                    --     (1,800)    1,800
                                             -------   -------   -------               --------   --------   -------
                                              (7,659)   (4,027)   (3,632)               (21,173)   (16,502)   (4,671)
                                             -------   -------   -------               --------   --------   -------
OTHER INCOME AND EXPENSES:

                              W. P. CAREY & CO. LLC

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

Other interest income                           (121)       71      (192)                   128        184       (56)
Income from equity investments                   775       851       (76)                 2,380      2,766      (386)
Minority interest in (income) loss              (155)     (198)       43                   (461)      (318)     (143)
(Loss) gain on foreign currency
   transactions                                  (62)      163      (225)                  (725)       569    (1,294)
Interest expense                              (4,330)   (3,665)     (665)               (12,838)   (10,597)   (2,241)
                                             -------   -------   -------               --------   --------   -------
                                              (3,893)   (2,778)   (1,115)               (11,516)    (7,396)   (4,120)
                                             -------   -------   -------               --------   --------   -------
   Income from continuing
      operations before income taxes           7,984     9,479    (1,495)                22,513     25,845    (3,332)
   Provision for income taxes                    138      (867)    1,005                   (288)    (1,589)    1,301
                                             -------   -------   -------               --------   --------   -------
   Income from continuing operations           8,122     8,612      (490)                22,225     24,256    (2,031)
                                             -------   -------   -------               --------   --------   -------
   Income (loss) from discontinued
      operations                                 655    (4,268)    4,923                 (4,236)    (7,236)    3,000
                                             -------   -------   -------               --------   --------   -------
Net income                                   $ 8,777   $ 4,344   $ 4,433               $ 17,989   $ 17,020   $   969
                                             =======   =======   =======               ========   ========   =======

LEASE REVENUES

For the comparable quarters ended September 30, 2005 and 2004, lease revenues (rental income and interest income from direct financing leases) increased by $2,076 primarily due to $1,705 in revenue from properties acquired from CIP(R) in September 2004 and $831 in rent increases and rent from new tenants at existing properties. These increases were partially offset by a reduction in rent of $276 due to a lease expiration and a reduction in interest income from direct financing leases for financial reporting purposes as a result of reducing estimated residual values on several leases. Our net leases generally have rent increases based on formulas indexed to increases in the CPI or other indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future.

For the comparable nine-month periods ended September 30, 2005 and 2004, lease revenues increased $7,707 primarily due to the same factors as described above. Revenues of $7,118 from the CIP(R) acquisition and $1,740 from rent increases and rent from new tenants at existing properties were partially offset by a lease expiration of $813 and the negative impact on income from direct financing lease reductions to estimated residual values on several leases.

Leases with combined annual rent of approximately $6,500 are scheduled to expire in the next twelve months. Several of these leases, totaling approximately $3,020, have been renewed early and on similar financial terms as their original leases.

OTHER OPERATING INCOME

Other operating income generally consists of lease termination payments and other non-rent related revenues from real estate operations including, but not limited to, settlements of claims against former lessees. We receive settlements in the ordinary course of business; however, the timing and amount of such settlements cannot always be estimated. For the comparable three-month periods ended September 30, 2005 and 2004, other operating income increased by $1,176. The increase is mainly attributable to the receipt of $848 in the third quarter of 2005 from a former lessee that filed for bankruptcy in 2001.

For the nine-month periods ended September 30, 2005 and 2004, the decrease in other operating income of $2,248 is primarily due to the receipt of $3,779 in bankruptcy claim distributions from former lessees in 2004 partially offset by the receipt of $848 in 2005 from a former tenant that filed for bankruptcy in 2001.

GENERAL AND ADMINISTRATIVE EXPENSES

For the comparable quarters ended September 30, 2005 and 2004, general and administrative expenses decreased $363 primarily due to a reduction in professional fees. Professional fees in 2004 included legal services rendered in connection with the Los Angeles United School District (the "District") arbitration (see Subsequent Event below).

                              W. P. CAREY & CO. LLC

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

For the comparable nine-month periods ended September 30, 2005 and 2004, general and administrative expenses increased $346 primarily due to an increase of $144 in investor related services, including printing and proxy solicitation costs as well as an increase of $131 in our share of rental expenses under an office-sharing agreement.

DEPRECIATION AND AMORTIZATION

For the comparable three and nine-month periods ended September 30, 2005 and 2004, depreciation and amortization expense increased by $1,289 and $4,361, respectively. The increase is primarily a result of depreciation and amortization expense recognized on the properties acquired from CIP(R) in September 2004.

PROPERTY EXPENSES

For the comparable three and nine-month periods ended September 30, 2005 and 2004, property expenses increased $1,706 and $1,764, respectively, primarily due to increases in property related expenses such as legal and professional fees and real estate taxes at specific properties and increases in reimbursable tenant costs. Actual recoveries of reimbursable tenant costs are recorded as both revenue and expense and therefore have no impact on net income.

IMPAIRMENT CHARGES AND LOAN LOSSES

We did not incur any impairment charges or loan losses with respect to continuing operations for the three and nine-month periods ended September 30, 2005. For the quarter ended September 30, 2004, we recorded an adjustment of $1,000 related to collection of a previously written-off note receivable. Impairment charges and loan losses recorded in the nine-month period ended September 30, 2004 relate primarily to the write-off of a $2,250 note receivable and an impairment charge of $550 to write down a property's carrying value to its estimated fair value, partially offset by the adjustment described above.

INTEREST EXPENSE

For the comparable quarters ended September 30, 2005 and 2004, interest expense increased $665, primarily due to an increase of $715 related to higher average outstanding borrowings and higher variable interest rates related to our credit facility and $287 related to debt balances outstanding on the properties acquired from CIP(R). These increases were partially offset by lower interest payments resulting from paying off mortgage balances and scheduled principal payments. Although we reduced our outstanding credit facility balance by $24,000 as of September 30, 2005, average outstanding borrowings under this facility were greater in the quarter ended September 30, 2005 versus the comparable prior year period.

For the comparable nine-month periods ended September 30, 2005 and 2004, interest expense increased $2,241, primarily due to the same factors described above. Higher average outstanding borrowings and higher variable interest rates related to our credit facility resulted in an increase of $2,316. Debt balances on the properties acquired from CIP(R) contributed $1,372 of the increase. As described above, these increases were partially offset by lower interest payments resulting from paying off mortgage balances and scheduled principal payments.

INCOME FROM CONTINUING OPERATIONS

For the comparable quarters ended September 30, 2005 and 2004, income from continuing operations decreased $490. Income generated from real estate operations, which benefited from the CIP(R) acquisition in September 2004, was offset by the impact of increased foreign currency losses due to the strengthening of the U. S. Dollar against the Euro and increases in depreciation and amortization as well as property expenses, mainly due to the CIP(R) acquisition.

For the comparable nine-month periods ended September 30, 2005 and 2004, income from continuing operations decreased $2,031. Increases in lease revenues, due primarily to the properties acquired from CIP(R) in 2004, were offset by increases in operating expenses and interest expense primarily related to the properties acquired from CIP(R). In addition, other operating income was lower by $2,248

                              W. P. CAREY & CO. LLC

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

primarily as a result of the receipt of bankruptcy claim distributions from former lessees in 2004 and foreign currency fluctuations resulted in lower income of $1,294. These variances are described above.

PROVISION FOR INCOME TAXES

For the comparable three and nine-month periods ended September 30, 2005 and 2004, provision for income taxes decreased $1,005 and $1,301, respectively, primarily due to the ability in certain states to file tax returns for operating subsidiaries rather than filing consolidated returns and changes in estimates for tax expense as a result of refunds received from prior year tax returns. The ability to file tax returns for operating subsidiaries rather than consolidated returns was deemed more tax efficient.

DISCONTINUED OPERATIONS

For the quarter ended September 30, 2005, we earned income from discontinued operations of $655. In 2004, we incurred a loss from discontinued operations primarily due to recognizing non-cash charges totaling $8,500, the majority of which related to a property in Livonia, Michigan.

For the nine-month period ended September 30, 2005, we incurred a loss from discontinued operations of $4,236 primarily due to the recognition of non-cash impairment charges totaling $15,821 on the Berea, Kentucky; Amberley Village, Ohio and Livonia, Michigan properties, which was partially offset by a $9,151 gain on sale from three facilities in Dubuque, Iowa; Portsmouth, New Hampshire and Rochester, New York. In 2004, we incurred a loss from discontinued operations primarily due to the recognition of non-cash impairment charges in connection with properties at Livonia, Michigan and Toledo, Ohio.

MANAGEMENT SERVICES OPERATIONS

                                         FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                       ------------------------------   ------------------------------
                                         2005       2004      CHANGE      2005       2004      CHANGE
                                       --------   --------   --------   --------   --------   --------
REVENUES:
Asset management income                $ 15,736   $ 16,053   $   (317)  $ 46,063   $ 45,748   $    315
Structuring fees                          4,898     23,315    (18,417)    25,422     43,408    (17,986)
Incentive and subordinated
   disposition fees from CIP merger          --     42,095    (42,095)        --     42,095    (42,095)
                                       --------   --------   --------   --------   --------   --------
                                         20,634     81,463    (60,829)    71,485    131,251    (59,766)
                                       --------   --------   --------   --------   --------   --------
OPERATING EXPENSES:
General and administrative              (10,190)   (12,887)     2,697    (35,585)   (36,084)       499
Depreciation and amortization            (1,351)    (4,439)     3,088     (3,989)    (8,066)     4,077
                                       --------   --------   --------   --------   --------   --------
                                        (11,541)   (17,326)     5,785    (39,574)   (44,150)     4,576
                                       --------   --------   --------   --------   --------   --------
OTHER INCOME AND EXPENSES:
Other interest income                       992        757        235      2,409      2,037        372
Income from equity investments              604        403        201      1,564      1,119        445
Minority interest in income                (417)      (977)       560     (1,510)    (1,022)      (488)
Interest expense                             --         --         --         --        (35)        35
                                       --------   --------   --------   --------   --------   --------
                                          1,179        183        996      2,463      2,099        364
                                       --------   --------   --------   --------   --------   --------
   Income from continuing operations
      before income taxes                10,272     64,320    (54,048)    34,374     89,200    (54,826)
Provision for income taxes               (4,721)   (31,743)    27,022    (15,247)   (43,157)    27,910
                                       --------   --------   --------   --------   --------   --------
   Income from continuing operations   $  5,551   $ 32,577   $(27,026)  $ 19,127   $ 46,043   $(26,916)
                                       ========   ========   ========   ========   ========   ========

                              W. P. CAREY & CO. LLC

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

ASSET MANAGEMENT INCOME

Asset management income for the three and nine-month periods ended September 30, 2005 remained relatively consistent compared to the prior year comparable periods. Asset management and performance fees increased by $1,515 and $4,989 for the three and nine-month periods ended September 30, 2005, respectively. These increases reflect additional investments by the CPA REITs, including investment by CPA(R):16-Global of proceeds from its public offering, which was partially offset by the sale of CIP(R) of $142,161 of properties to us prior to its merger in September 2004 with CPA(R):15. These increases were offset by a reduction in marketing reimbursement costs resulting from CPA(R):16-Global's termination of its initial public offering in March 2005.

A portion of the CPA(R) REIT asset management income is based on each CPA(R) REIT meeting specific performance criteria and is earned only if the criteria are achieved. The performance criterion for CPA(R):16-Global has not yet been satisfied as of September 30, 2005, resulting in $1,063 and $2,569 in performance fees not being recognized by us for the three and nine-month periods ended September 30, 2005, respectively. Since the inception of CPA(R):16-Global, we have not recognized $3,388 of performance fees. We will only be able to recognize the fees if the performance criterion is met. The performance criterion for CPA(R):16-Global is a cumulative non-compounded distribution return to shareholders of 6%. As of September 30, 2005, the cumulative distribution return for CPA(R):16-Global was 5.25% and its current distribution rate was 6.0%. Based on management's current assessment, CPA(R):16-Global is expected to meet the cumulative performance criterion during late 2006, at which time, we would record the cumulative unrecognized fees. There is no assurance that the performance criterion will be achieved as projected as it is dependent on, among other factors, the investment of CPA(R):16-Global's existing capital and any additional capital raised in a future offering of its shares, and in the performance of properties that CPA(R):16-Global invests in generating income in excess of the performance criterion, as well as on the distribution rates that may be set by CPA(R):16-Global's board of directors.

Based on assets under management of the CPA(R) REITs as of September 30, 2005, annualized asset management income under the advisory agreements is expected to approximate $53,925. The asset management income that we earn may increase or decrease depending upon (i) increases in the CPA(R) REIT asset bases as a result of new acquisitions; (ii) decreases in the CPA(R) REIT asset base resulting from sales of properties; or (iii) increases or decreases in the asset valuations of CPA(R) REIT funds.

STRUCTURING FEES

For the comparable quarters ended September 30, 2005 and 2004, structuring fees decreased $18,417 primarily due to structuring fees of $11,493 earned in 2004 in connection with the CIP(R) and CPA(R):15 merger as well as a reduction in investment volume. Structuring fees include fees from structuring investments and financing on behalf of the CPA(R) REITs. We structured $152,831 of investments for the quarter ended September 30, 2005 as compared with $335,662 in the comparable prior year quarter. Approximately 64% of acquisitions structured in the quarter ended September 30, 2005 related to CPA(R):16-Global as compared to 60% in the comparable prior year quarter. The increase in the percentage of investments structured on behalf of CPA(R):16-Global resulted in a larger deferral of a portion of fees until CPA(R):16-Global's preferred return is achieved.

For the comparable nine-month periods ended September 30, 2005 and 2004, structuring fees decreased $17,986 primarily due to the same factors as described above. Structuring fees earned in 2004 in connection with the CIP(R) merger totaled $11,493. The decrease was also partially attributable to charging a reduced fee on an acquisition completed on behalf of CPA(R):16-Global and lower deferred acquisition fees because CPA(R):16-Global has not yet met its performance criterion. For the nine months ended September 30, 2005, we structured $779,450 of investments as compared to $839,300 in the comparable prior year period. For the nine months ended September 30, 2005, 66% of the total investment volume related to CPA(R):16-Global as compared to 41% in the comparable prior year period.

Acquisition activity is subject to fluctuations. We continue to face increased competition for the acquisition of commercial and industrial properties domestically. This competition is from insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. The expansion of our international business has helped to offset the increased competition for domestic properties; however, we are also experiencing increased competition for international transactions as well. For the three months ended September 30, 2005, international investments accounted for $124,633 of the total investment volume, as compared to $200,949 for the comparable prior year quarter. For the nine

                              W. P. CAREY & CO. LLC

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

months ended September 30, 2005, international investments accounted for $426,092 of the total investment volume, as compared to $245,423 for the comparable prior year period.

As discussed above, a portion of the CPA(R) REIT structuring fees is based on each CPA(R) REIT meeting specific performance criteria and is earned only if the criteria are achieved. The performance criterion for CPA(R):16-Global has not yet been satisfied as of September 30, 2005, resulting in $1,861 and $8,577 in structuring fees not being recognized by us for the three and nine-month periods ended September 30, 2005. Since the inception of CPA(R):16-Global, we have not recognized $16,112 of structuring fees. We will only be able to recognize the fees if the performance criterion is met. The current performance and anticipated future achievement of the performance criterion is discussed further above. As we currently expect that CPA(R):16-Global will represent a significant portion of our total 2005 investment volume relative to the other CPA(R) REITs and its performance criterion are not expected to be met during 2005, structuring fees revenue for 2005 will likely moderate or decrease based on a similar investment volume.

INCENTIVE AND SUBORDINATED DISPOSITION FEES

In September 2004, CPA(R):15 acquired CIP(R)'s business in a stock-for-stock merger that was approved by the shareholders of both funds. In connection with providing a liquidity event for CIP(R) shareholders, we earned incentive fees of $23,681 and subordinated disposition fees of $18,414 from CIP(R), in addition to the structuring fees mentioned above. Incentive and disposition fees are generally earned in connection with events which provide liquidity or alternatives to CPA(R) REIT shareholders.

GENERAL AND ADMINISTRATIVE EXPENSES

For the comparable quarters ended September 30, 2005 and 2004, general and administrative expenses decreased $2,697 primarily due to a reduction in personnel costs of $3,216, which was partially offset by increased professional fees of $461. A significant portion of personnel costs is directly related to CPA(R) REIT investment volume, which decreased by $182,831 over the comparable prior year quarter. Personnel costs were also lower as a result of CPA(R):16-Global's termination of its initial offering in March 2005. The increase in professional fees is primarily related to ongoing securities law compliance, including increased costs of compliance with the Sarbanes-Oxley Act.

For the comparable nine-month periods ended September 30, 2005 and 2004, general and administrative expenses decreased $499 primarily due to a reduction in personnel costs of $4,565, as described above, which was partially offset by increases in professional fees of $2,857, office expenses of $587 and business development expenses of $565. CPA(R) REIT investment volume decreased by $59,850 over the comparable prior period. The increase in professional fees is primarily due to legal costs associated with the ongoing securities law compliance, including the Sarbanes-Oxley Act and the ongoing SEC investigation. The increase in office expenses is mainly attributable to an increase in our share of rental expenses under an office-sharing agreement and the increased business development expenses are primarily due to increased advertising.

DEPRECIATION AND AMORTIZATION

For the comparable three and nine-month periods ended September 30, 2005 and 2004, depreciation and amortization expense decreased by $3,088 and $4,077, respectively. These decreases are primarily due to the accelerated amortization in 2004 of certain intangible assets related to a management contract with CIP(R), which was terminated as a result of CIP(R)'s merger with CPA(R):15.

PROVISION FOR INCOME TAXES

For the comparable three and nine-month periods ended September 30, 2005 and 2004, the provision for income taxes decreased by $27,022 and $27,910, respectively. These decreases are primarily due to the fees earned in the third quarter of 2004 in connection with the merger between CIP(R) and CPA(R):15 as described above.

INCOME FROM CONTINUING OPERATIONS

For the comparable three and nine-month periods ended September 30, 2005 and 2004, income from continuing operations decreased by $27,026 and $26,916, respectively, primarily due to the impact of fees earned in the third quarter of 2004 in connection with the

                              W. P. CAREY & CO. LLC

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

merger between CIP(R) and CPA(R):15 as described above. The net of tax impact of these fees approximated $27,000 for both the three and nine-month periods ended September 30, 2004.

OTHER

Other represents our development management agreement with the District as described below in Subsequent Event and in Note 13 of the accompanying financial statements, a wholly-owned indirect subsidiary reached a settlement agreement with the District and certain other parties in October 2005 related to this project. As a result of entering into this settlement agreement, we expect to recognize non-cash pre-tax income of approximately $2,700 in the quarter ending December 31, 2005. Approximately $2,000 of this income represents the deferral of a portion of gain on sale of land to the District in 2002.

FINANCIAL CONDITION

USES OF CASH DURING THE PERIOD

There has been no material change in our financial condition since December 31, 2004. Cash and cash equivalents totaled $12,376 as of September 30, 2005, a decrease of $4,339 from December 31, 2004. We believe that we will generate sufficient cash from operations and, if necessary, from the proceeds of limited recourse mortgage loans, unsecured indebtedness and the issuance of additional equity securities to meet our short-term and long-term liquidity needs. Our use of cash during the period is described below.

OPERATING ACTIVITIES - In evaluating cash flow from operations, management includes cash flow from our equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of non-cash charges such as depreciation and amortization. Distributions paid to shareholders of $50,101 were substantially funded by cash flows from operating activities and distributions received from equity investments of $49,953. Existing cash and cash equivalent reserves were used to fund the difference. During the nine months ended September 30, 2005, we received fees of $20,252 in connection with structuring investments and fees of $15,312, exclusive of that portion of such fees being satisfied by the CPA(R) REITs through the issuance of their restricted common stock rather than paying cash, from providing asset-based management services on behalf of the CPA(R) REITs.

Our real estate operations provided cash flows (contractual lease revenues less property-level debt service) of approximately $38,210. In January 2005, we received $11,817 from the annual installment of deferred acquisition fees, including interest. The next installment payable in January 2006 is expected to be approximately $15,550 including interest. The installments are subject to certain performance criteria. CPA(R):16-Global has not yet met its performance criterion and is not expected to pay any deferred amounts for 2005.

Cash flows from operating activities for the nine months ended September 30, 2005, were affected by several factors including the following:

     - During 2004, cash flows from operating activities benefited as a result of fees earned in connection with the CIP(R)and CPA(R):15 merger. The net of tax impact of these fees approximated $27,000 in 2004.

     - We paid approximately $23,933 more in estimated taxes as compared to the comparable prior year period. Estimated tax payments in 2005 were higher as a result of increased estimated earnings for 2005 primarily due to an increase in assets under management and the related vesting for tax purposes of restricted shares received in consideration for performance fees.

     - In 2005, we elected to receive all performance fees of the CPA(R) REITs as well as the base asset management fees of CPA(R):12 and the asset management fees payable by CPA(R):16-Global in restricted shares versus cash. This election, combined with an increase in performance fees over the prior year period, resulted in $7,662 less in cash received from the CPA(R) REITs. We expect that this election will continue to have a negative impact on cash flows for the remainder of 2005 as the election as to which fees to collect in cash or stock is annual.

                              W. P. CAREY & CO. LLC

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

We currently expect that annual cash flows from operations will be sufficient to fund distributions; however, operating cash flows fluctuate on a quarterly basis due to such factors as the timing of the receipt of investment-related fees, the timing of certain compensation payments and receipt of the annual installment of deferred acquisition fees and interest thereon in the first quarter.

INVESTING ACTIVITIES - Our investing activities are generally comprised of real estate transactions (purchases and sales) and capitalized property related costs. During the nine months ended September 30, 2005, we received net proceeds of $32,591 related to the sales of several properties, including $28,863 in May from three properties and $3,613 from the sales of three additional properties, two of which were vacant. Over the past several years, we have pursued a strategy of selling certain of our smaller properties as well as properties that do not generate significant cash flow and require more intensive asset management services. During the nine months ended September 30, 2005, we have classified two additional vacant properties as held for sale. In January 2005, we paid our annual installment of deferred acquisition fees of $524 to our former management company relating to 1998 and 1999 property acquisitions. The remaining obligation as of September 30, 2005 is $1,185. We currently anticipate using cash from operations to fund the remaining obligation.

During the nine months ended September 30, 2005, we received distributions of $3,539 from the CPA(R) REITs, of which $1,975 is included in cash flows from investing activities as it was in excess of the income recognized on the CPA(R) REIT investments for financial reporting purposes. Based on current distribution rates and our current share holdings in the CPA(R) REITs, projected annual distributions from these investments approximates $5,205.

FINANCING ACTIVITIES - During the nine months ended September 30, 2005 we paid distributions to shareholders of $50,101, an increase over the comparable prior year period. In addition to paying distributions, our financing activities included making scheduled and prepaying mortgage principal payments totaling $11,826 and paying down the outstanding balance on our credit facility by $24,000. Proceeds of $28,863 from the sale of properties were primarily used to fund the repayment on our credit facility. Gross borrowings under the credit facility were $60,000, which were used for several purposes in the normal course of business, and repayments were $84,000. The majority of the repayments were made using cash received in the normal course of business. We also raised $3,529 from the issuance of shares primarily through our Distribution Reinvestment and Share Purchase Plan.

CASH RESOURCES

As of September 30, 2005, we had $12,376 in cash and cash equivalents, which can be used for working capital needs and other commitments and may be used for future real estate investments. We also have a credit facility with unused capacity of up to $147,000 available as of September 30, 2005, which is also available to meet working capital needs and other commitments. In addition, debt may be incurred on unleveraged properties with a carrying value of $341,254 as of September 30, 2005 and any proceeds may be used to finance future real estate investments. In August 2005, we refinanced approximately $9,700 of mortgage financing that was scheduled to mature in 2006 and had a fixed interest rate of 7% with new 10 year financing at a fixed interest rate of 4.87%. Additionally, in October 2005 we placed financing of approximately $45,900 on several previously unleveraged properties at a weighted average rate of 5.13% for an average term of 9.2 years. Net proceeds from these financings were used to pay down short-term variable rate debt outstanding on our credit line. We anticipate adding a further $10,750 of similar long-term debt financing in the near future. We continue to evaluate other fixed-rate financing options, such as obtaining limited recourse financing on our unleveraged properties. Any financing obtained may be used for working capital objectives and may be used to pay down existing debt balances.

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

                     SEPTEMBER 30, 2005        DECEMBER 31, 2004
                  -----------------------   -----------------------
                   MAXIMUM    OUTSTANDING    MAXIMUM    OUTSTANDING
                  AVAILABLE     BALANCE     AVAILABLE     BALANCE
                  ---------   -----------   ---------   -----------
Credit Facility    $225,000     $78,000      $225,000     $102,000

                              W. P. CAREY & CO. LLC

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

CASH REQUIREMENTS

During the next twelve months, cash requirements will include paying distributions to shareholders, scheduled mortgage principal payments, including mortgage balloon payments totaling $14,637 with $10,304 due in June 2006 and $4,333 due in July 2006, making distributions to minority partners as well as other normal recurring operating expenses. We may also seek to use our cash to invest in new properties and maintain cash balances sufficient to meet working capital needs. We may issue additional shares in connection with investments in real estate when it is consistent with the objectives of the seller. As described above, in August 2005 we refinanced a balloon payment on a mortgage due in January 2006.

We have budgeted capital expenditures of up to approximately $2,688 at various properties over the next twelve months. The capital expenditures will primarily be for tenant and property improvements in order to enhance a property's cash flow or marketability for re-leasing or sale. This includes expected environmental remediation costs of approximately $800 to be funded to prepare the Red Bank property for sale to a third party. We have received a grant from an agency of the State of Ohio, which will reimburse us for certain environmental costs at Red Bank. In addition, we have entered into an agreement to share certain other of the expected environmental costs with a third party which operated a business at the property prior to our ownership.

We expect to meet our capital requirements to fund future property acquisitions, any capital expenditures on existing properties and scheduled debt maturities on limited recourse mortgages through use of our cash reserves or unused amounts on our credit facility.

OFF-BALANCE SHEET AND AGGREGATE CONTRACTUAL AGREEMENTS

The table below summarizes our contractual obligations as of September 30, 2005 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods.

                                                         LESS THAN                           MORE THAN
                                                TOTAL      1 YEAR    1-3 YEARS   3-5 YEARS    5 YEARS
                                              --------   ---------   ---------   ---------   ---------
Limited recourse mortgage notes payable (1)   $196,864    $24,591     $ 52,946    $64,142     $55,185
Unsecured note payable (1)                      84,591         --       84,591         --          --
Deferred acquisition fees to affiliate (1)       1,304        595          704          5          --
Development project (2)                          2,000      2,000           --         --          --
Operating leases (3)                             7,797        710        1,432      1,463       4,192
                                              --------    -------     --------    -------     -------
                                              $292,556    $27,896     $139,673    $65,610     $59,377
                                              ========    =======     ========    =======     =======

(1)  Amounts are inclusive of principal and interest.

(2) In 2002, we entered into a commitment to capitalize a consolidated subsidiary with $2,000 in connection with the District development project. In October 2005, the Company subsequently entered into a settlement agreement with the District and certain other parties and as a result the commitment was revoked (see Subsequent Event below).

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

Amounts related to our foreign operations are based on the exchange rate of the Euro as of September 30, 2005.

SUBSEQUENT EVENT:

In October 2005, a wholly-owned indirect subsidiary reached a settlement agreement with the District and certain other parties in connection with a build-to-suit development management agreement to develop and construct a new high school. Under the terms of the settlement agreement, the subsidiary will not be entitled to any further payments under the development management agreement and will discharge all parties to the settlement agreement from any further obligations arising from the development management

                              W. P. CAREY & CO. LLC

agreement. In return, the subsidiary has been released from any liabilities and obligations to the District and the other parties to the settlement agreement. We expect to recognize non-cash pre-tax income of approximately $2,700 in the quarter ending December 31, 2005 as a result of entering into the settlement agreement. Approximately $2,000 of this income represents the deferral of a portion of gain on sale of land to the District in 2002.

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

At September 30, 2005, $126,256 of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of our debt obligations and the related weighted-average interest rates by expected maturity dates for our fixed rate debt. Interest on fixed rate debt as of September 30, 2005 ranged from 6.11% to 10.125%. The interest rates on our variable rate debt as of September 30, 2005 ranged from 4.56% to 6.44%.

Advances from the line of credit bear interest at an annual rate of either (i) the one, two, three or six-month LIBOR, plus a spread which ranges from 0.6% to 1.45% depending on leverage or corporate credit rating or (ii) the greater of the bank's Prime Rate and the Federal Funds Effective Rate, plus .50%, plus a spread of up to .125% depending on our leverage.

                                  2005      2006      2007     2008      2009    THEREAFTER     TOTAL    FAIR VALUE
                                 ------   -------   -------   ------   -------   ----------   --------   ----------
Fixed rate debt                  $1,753   $11,650   $23,646   $8,340   $35,269    $45,598     $126,256    $125,631
Weighted average interest rate     7.63%     7.40%     7.99%    7.68%     7.39%      7.25%
Variable rate debt               $  548   $ 2,437   $80,694   $2,975   $ 3,154    $34,511     $124,319    $124,319

Annual interest expense would increase or decrease on variable rate debt by approximately $1,243 for each 1% increase or decrease in interest rates. A change in interest rates of 1% would increase or decrease the fair value of our fixed rate debt at September 30, 2005 by approximately $3,506.

FOREIGN CURRENCY EXCHANGE RATE RISK

We have foreign operations in France and as such are subject to risk from the effects of exchange rate movements of the Euro, which may affect future costs and cash flows. We are a net receiver of the Euro (we receive more cash than we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the Euro. For the three-month periods ended September 30, 2005 and 2004, we recognized a loss of $49 and a gain of $86, respectively, and for the nine-month periods ended September 30, 2005 and 2004, we recognized a loss of $60 and a gain of $425, respectively, from foreign currency transactions in connection with the transfer of cash from foreign operating subsidiaries to the parent company. The cash received was subsequently converted into dollars. In addition, for the three-month periods ended September 30, 2005 and 2004, we recognized net unrealized foreign currency gains of $8 and $77, respectively. The cumulative foreign currency translation adjustment reflects a loss of $461. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

As previously reported in our Annual Report on Form 10-K/A for the year ended December 31, 2004, during the first quarter of 2005, we identified a material weakness in internal control over financial reporting with respect to maintaining effective controls over the calculation and review of estimated deferred taxes. Our Chief Executive Officer and acting Chief Financial Officer have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. We have implemented remediation steps as described in (b) below with respect to controls over the calculation and review of estimated deferred taxes. Management has concluded that these controls have not been in place for a sufficient period of time in order to conclude that the material weakness has been remediated and therefore the Chief Executive Officer and acting Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2005.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the second quarter, we performed an assessment of the controls over preparation and review of the estimated deferred taxes. During the third quarter, we implemented several additional controls to provide for a more comprehensive preparation and review of this calculation. Controls that were implemented include the addition of new tax rate reconciliations, variance analyses and checklists. In addition, we have added an additional level of management review of the deferred tax provision on a quarterly basis. The implementation of these remediation steps has been completed, however they have not been operating for a sufficient period of time to conclude on the operating effectiveness of these controls and testing of the operation of these controls is necessary to ensure full remediation of the material weakness.

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

                              W. P. CAREY & CO. LLC

                                     PART II
                  (Amounts in thousands, except share amounts)

ITEM 1. - LEGAL PROCEEDINGS

Refer to Note 7, Commitments and Contingencies, of the consolidated financial statements for information regarding legal proceedings.

ITEM 6. - EXHIBITS

     10.1 Amended and Restated Advisory Agreement, dated as of September 30, 2005, between Carey Asset Management Corp. and Corporate Property Associates 14 Incorporated

     10.2 Amended and Restated Advisory Agreement, dated as of September 30, 2005, between Carey Asset Mangagement Corp. and Corporate Property Associates 15 Incorporated

     10.3 Second Amended and Restated Advisory Agreement, dated as of September 30, 2005, between Carey Asset Management Corp. and Corporate Property Associates 16-Global Incorporated

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

                                       W.P. CAREY & CO. LLC


11/9/2005                              By: /s/ Claude Fernandez
Date                                       -------------------------------------
                                           Claude Fernandez
                                           Managing Director and
                                           acting Chief Financial Officer
                                           (acting Principal Financial Officer)


11/9/2005                              By: /s/ Michael D. Roberts
Date                                       -------------------------------------
                                           Michael D. Roberts
                                           Executive Director and Controller
                                           (acting Principal Accounting Officer)