Form 10-K
period 2005-12-31
CAREY W P & CO LLC
filed 2006-03-10
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Registrant’s telephone numbers, including area code:
INVESTOR RELATIONS (212) 492-8920
(212) 492-1100
Securities registered pursuant to Section 12(b) of the Act
LISTED SHARES, NO PAR VALUE
Securities registered pursuant to Section 12 (g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this report, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2005, the aggregate market value of the registrants’ Listed Shares held by non-affiliates was $791,283,754.
As of March 3, 2006, there are 37,804,311 Listed Shares of registrant outstanding.
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

W. P. CAREY & CO. LLC
PART I
This Annual Report on Form 10-K contains certain forward-looking statements relating to W. P. Carey & Co. LLC. As used in this Annual Report on Form 10-K, the terms “the Company,” “we,” “us” and “our” include W. P. Carey & Co. LLC, its consolidated subsidiaries and predecessors, unless otherwise indicated. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seeks,” “plans” or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include but are not limited to, those described below in “Risk Factors.” Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved.
Financial information in this report is in thousands except share and per share amounts.
ITEM 1. Business.
(a) General Development of Business
Overview:
We are a real estate advisory and investment company that invests primarily in commercial properties that are each triple-net leased to single corporate tenants, domestically and internationally, and earns revenue as the advisor to real estate investment trusts (“CPA® REITs”) sponsored by us that invest in similar properties. The CPA® REITs are publicly owned, non-traded real estate investment trusts. We are currently the advisor to the following CPA® REITs: Corporate Property Associates 12 Incorporated (“CPA®:12”), Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 15 Incorporated (“CPA®:15”) and Corporate Property Associates 16 — Global Incorporated (“CPA®:16 — Global”). We also hold ownership interests in these CPA® REITs (see Note 7 of the accompanying consolidated financial statements).
Our real estate investment portfolio, as well as those of the REITs we advise, consists primarily of single-tenant commercial real property. Generally, we place primary emphasis on the creditworthiness of the tenant. Our leases generally are full recourse obligations of the tenant or its affiliates, and place the economic burden of ownership largely on the tenant by requiring it to pay the costs of maintenance, insurance, taxes, structural repairs and other operating expenses (referred to as triple-net leases).
Most of our properties either were acquired as a result of our consolidation in 1998 with nine affiliated Corporate Property Associates limited partnerships and their successors, or were subsequently acquired from certain CPA® REITs in connection with the provision of liquidity to shareholders of those REITs, as further described below. Because our advisory agreements with the existing CPA® REITs require that we use our best efforts to present to them a continuing and suitable program of investment opportunities that meet their investment criteria, our opportunities to make new investments have been limited. Our principal focus on our owned real estate portfolio in recent years has therefore been on enhancing the value of our existing properties.
Under advisory agreements that we have with each of the CPA® REITs, we perform services related to the day-to-day management of the CPA® REITs and provide transaction-related services in connection with structuring and negotiating real estate and real estate related investments and mortgage financing on their behalf. We earn asset management revenue from each CPA® REIT based upon its average invested assets and upon specific performance criteria for each CPA® REIT. We earn structuring revenue on CPA® REIT investments based upon the total cost of each investment, a portion of which revenue is deferred, and we may earn additional revenue for certain refinancing of debt. In addition, we provide further services and earn revenue when each CPA® REIT is liquidated. Such revenue may include subordinated disposition revenue for any assets sold, and subordinated incentive revenue based on the net cash proceeds distributable to shareholders, in each case subject to certain conditions, including the recoupment by shareholders of their initial investment plus a specified preferred return. We generally consider liquidity alternatives for CPA® REIT investors beginning eight years following the investment of substantially all of the net proceeds of each CPA® REIT’s initial public offering. We are also reimbursed for certain costs incurred in providing services, including the cost of personnel provided for the administration of the CPA® REITs.

W. P. CAREY & CO. LLC
We were formed as a limited liability company under the laws of Delaware on July 15, 1996. Since January 1, 1998, we have been consolidated with, and wholly own, nine Corporate Property Associates limited partnerships and their successors. Our shares began trading on the New York Stock Exchange on January 21, 1998, under the symbol “WPC.” As a limited liability company, we are not subject to federal income taxation as long as we satisfy certain requirements relating to our operations and pass through any tax liabilities or benefits to our shareholders; however, certain of our subsidiaries engaged in management services operations are subject to federal, state and local income taxes and certain subsidiaries may be subject to foreign taxes.
Our principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and our telephone number is (212) 492-1100. Our website address is http://www.wpcarey.com. As of December 31, 2005, we employed 128 individuals through our wholly-owned subsidiaries.
Significant Developments During 2005:
INVESTMENT ACTIVITY — We earn revenue from the acquisition and disposition of properties on behalf of the CPA® REITs. During 2005, we structured approximately $865,000 in investments on behalf of the CPA® REITs. Approximately 68% of these investments were made on behalf of CPA®:16 — Global, with the majority of the remainder made on behalf of CPA®:15. Additionally, 54% of investments structured during 2005 were for international transactions. During 2005, we sold six properties on behalf of the CPA® REITs for approximately $48,400. We did not acquire any properties for our own portfolio in 2005.
TENANT ACTIVITY — During 2005, we sold nine domestic properties from our investment portfolio, three of which were vacant, for combined net proceeds of $45,404 and recognized a net gain of $10,474. Impairment charges totaling $5,241 were recognized on these properties in 2005 (see Impairment Charges below).
In December 2005, we completed the sale of our Berea, Kentucky property to Gibson Greetings, Inc. (included in sales amounts above). Concurrent with this transaction, we negotiated a termination agreement for Gibson’s lease at our Amberly Village, Ohio property and received a $3,000 lease termination fee. These transactions were the result of Gibson’s election to exercise its purchase option for these properties under the terms of their lease agreement. The Ohio property has been reclassified as a property held for use as of December 31, 2005. Impairment charges totaling $14,691 ($5,241 of which related to the Kentucky property and is included in the impairment charge amount above) were recorded on these properties during 2005 (see Impairment Charges below).
During 2005, we also entered into contracts to sell 2 domestic properties for a combined sales price of $3,100. We currently expect to recognize a gain on one of the sale transactions of approximately $1,000. As a result of the second transaction, we recorded an impairment charge of $75 in the fourth quarter (see Impairment Charges below). Both properties are classified as held for sale.
In December 2005, we received notification from a domestic tenant of its election to exercise its purchase option under the terms of its lease with us. As a result of this notification, we have recorded an impairment charge of $650 in the fourth quarter (see Impairment Charges below).
IMPAIRMENT CHARGES — During 2005, impairment charges totaling $21,770 have been recorded (see Results of Operations below and Note 12 in the accompanying consolidated financial statements).

	Continuing	Discontinued
	Operations	Operations
2005 impairment charge activity:
First quarter	$8,274	$1,398
Second quarter	2,306	3,843
Third quarter	—	—
Fourth quarter	4,574	1,375

Total 2005 impairment charges	$15,154	$6,616

DEBT REFINANCING — During 2005, we took advantage of low long-term interest rates by refinancing or placing new fixed rate financing on several properties totaling approximately $66,400 at a weighted average interest rate of 5.10% for an average term of nine years. Net proceeds from these financings were primarily used to pay down short-term variable rate debt outstanding on our credit line.
SHARE REPURCHASE PROGRAM — In December 2005, the board of directors approved a $20,000 share repurchase program. Under this program, we may repurchase up to $20,000 of our common stock in the open market during the twelve-month period

W. P. CAREY & CO. LLC
beginning December 16, 2005 as conditions warrant. Through December 31, 2005 we repurchased shares totaling $2,203 under this program.
ARBITRATION SETTLEMENT — In October 2005, a wholly-owned indirect subsidiary reached a settlement agreement with the Los Angeles Unified School District (the “District”) and certain other parties in connection with a build-to-suit development management agreement to develop and construct a new high school. Under the terms of the settlement agreement, the subsidiary is not entitled to any further payments under the development management agreement and has discharged all parties to the settlement agreement from any further obligations arising from the development management agreement. In return, the subsidiary has been released from any liabilities and obligations to the District and the other parties to the settlement agreement. In connection with entering into the settlement agreement, we recorded pre-tax income of approximately $2,400 in the fourth quarter. Approximately $2,000 of this income represents the recognition of a portion of gain on sale of land to the District in 2002 that had previously been deferred.
In January 2006, the District was sued by a former employee that claimed the District submitted several false claims related to the same build-to-suit high school development project. The employee's complaint includes a cause of action against the subsidiary and several other parties alleging conspiracy with the District to submit false claims.
CPA®:16 — GLOBAL PUBLIC OFFERING — We continue to invest CPA®:16 — Global’s existing cash balances raised from its initial public offering. While we currently anticipate that CPA®:16 — Global’s second public offering may commence during the first quarter of 2006, the offering may be delayed or suspended based upon a number of factors, which may include obtaining regulatory approvals, negotiation of satisfactory agreements with selected dealers, analysis of market conditions and other factors affecting the offering. If such offering goes forward, we will be reimbursed for certain costs incurred in raising funds on behalf of CPA®:16 — Global.
SEC INVESTIGATION — As previously reported, we and Carey Financial, LLC (“Carey Financial”) our wholly-owned broker-dealer subsidiary, are currently subject to an SEC investigation into payments made to third party broker dealers in connection with the distribution of REITs managed by us and other matters. Although no regulatory action has been initiated against us or Carey Financial in connection with the matters being investigated, we expect that the SEC may pursue an action in the future. The potential timing of any such action and the nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could materially affect us and the REITs we manage. See Item 3-Legal Proceedings for a discussion of this investigation.
SENIOR MANAGEMENT — The following changes in our senior management occurred during 2005:
•	In March 2005, Gordon F. DuGan was elected chief executive officer. Mr. DuGan was previously co-chief executive officer with William Polk Carey, who remains chairman of the board.

•	In March 2005, Thomas E. Zacharias was appointed chief operating officer. Mr. Zacharias also continues to serve as managing director and head of the asset management department.

•	In March 2005, the board of directors accepted the resignation of John J. Park as chief financial officer and elected Claude Fernandez, who had been the chief accounting officer, as acting chief financial officer. Mr. Park is currently managing director — strategic planning.

•	In November 2005, Mark J. DeCesaris, managing director, was appointed acting chief financial officer and chief administrative officer. Mr. DeCesaris has been a consultant in the finance department since May 2005. Mr. Fernandez has resumed his responsibilities as chief accounting officer.
(b) Financial Information About Segments
Refer to Footnote 17 “Segment Information” in the accompanying consolidated financial statements for financial information about segments.
(c) Narrative Description of Business
Business Objectives and Strategy:
Our objective is to increase shareholder value and earnings through expansion of our management services business and prudent management of our owned real estate assets. We will continue to own real estate properties as long as we believe ownership helps us attain our objectives.
We have two primary business segments, management services and real estate operations. These segments are each described below.
MANAGEMENT SERVICES
We earn revenue as the advisor (“advisor”) to the CPA® REITs, each of which was formed and initially offered to the public by us.

W. P. CAREY & CO. LLC
Under the advisory agreements with the CPA® REITs, we perform various services, including but not limited to the day-to-day management of the CPA® REITs and transaction-related services.
Asset Management Revenue
Generally, we earn asset management revenues totaling 1% per annum of average invested assets for each CPA® REIT, of which 1/2 of 1% (“performance revenue”) is contingent upon specific performance criteria for each CPA® REIT (generally, the payment of a specified cumulative distribution return to shareholders). We seek to increase our base asset management and performance revenue by increasing assets under management, both as the CPA® REITs make new investments and from organizing new investment entities. Such revenue may also increase, or decrease, based on changes in the value of the assets of the individual CPA® REITs. Asset valuations are performed annually by a third party, beginning for each CPA® REIT generally three years after completion of its public offering. Assets under management, and the resultant revenue earned by us, may also decrease if investments are disposed of, either individually or in connection with the liquidation of a CPA® REIT. Effective in 2005, the advisory agreements were amended to allow us to elect to receive restricted stock for any revenue due from a CPA® REIT. For 2005, we elected to receive all performance revenue, as well as the base asset management revenue from CPA®:12 and CPA®:16 — Global, in restricted shares.
Structuring Revenue
In connection with structuring and negotiating investments and related mortgage financing for the CPA® REITs, the advisory agreements provide for acquisition revenue based on the cost of investments. Under each of the advisory agreements, we may charge acquisition revenue of up to an average of 4.5% of the total cost of all investments made by each CPA® REIT. A portion of this revenue (generally 2.5%) is paid when the transaction is completed while the remainder (generally 2%) is payable in equal annual installments ranging from three to eight years, subject to the relevant CPA® REIT meeting its performance criterion. Unpaid installments bear interest at annual rates ranging from 5% to 7%. The amount of this revenue is primarily dependent on the volume of new investments, which is affected by numerous factors, including general economic, market and competitive conditions, and may be subject to considerable fluctuation from period to period. New investments could in the future also be affected by the availability of new funds for investment by the CPA® REITs. In addition, we may in certain circumstances be entitled to loan refinancing revenue of up to 1% of the principal amount refinanced in connection with structuring and negotiating investments. This loan refinancing revenue, together with the acquisition revenue, is referred to as structuring revenue.
Other Revenue
We may also earn revenue related to the disposition of properties, subject to subordination provisions, which will only be recognized as the relevant conditions are met. Such revenue may include subordinated disposition revenue of no more than 3% of the value of any assets sold, payable only after shareholders have received back their initial investment plus a specified preferred return, and subordinated incentive revenue of 15% of the net cash proceeds distributable to shareholders from the disposition of properties, after recoupment by shareholders of their initial investment plus a specified preferred return. In past years we have earned substantial disposition and incentive revenue in connection with providing liquidity to CPA® REIT shareholders. In general, we begin evaluating liquidity alternatives for CPA® REIT shareholders about eight years after a CPA® REIT has substantially invested the net proceeds received in its public offering. These liquidity alternatives may include listing the CPA® REIT’s shares on a national securities exchange or including them for quotation on Nasdaq, selling the assets of the REIT or merging the affected REIT with another entity, which could include another CPA® REIT. However, the timing of when such liquidity events may occur depends on market conditions and may also depend on other factors, including approval of the proposed course of action by the independent directors, and in some instances the shareholders, of the affected REIT, and may occur well after the eighth anniversary of the completion of an offering. Because of these factors, CPA® REIT liquidity events have not typically taken place every year. In consequence, given the relatively substantial amounts of such disposition revenue, as compared with the ongoing revenue earned from asset management and structuring investments, income from this business segment may be significantly higher in those years where a liquidity event does take place. We have begun evaluating liquidity alternatives for CPA®:12, but to date no decisions have been made.
We are also reimbursed by our affiliates for certain costs, primarily the cost of personnel, which are apportioned based on the assets of each entity. These reimbursements may be substantial; for 2005, we received reimbursements of $9,441 from our affiliates. Such reimbursements, together with asset management revenue payable by a specific CPA® REIT, may be subject to deferral or reduction if they exceed a specified percentage of that CPA® REIT’s income or invested assets.
Because of limitations on the amount of non-real estate related income that may be earned by a limited liability company such as us that is taxed as a publicly traded partnership, our management services business is currently conducted largely by taxable corporate

W. P. CAREY & CO. LLC
subsidiaries.
We are currently exploring alternatives for expanding our management services business beyond advising the CPA® REITs, but no decisions have been made as to whether or how such an expansion may be effected. Any such expansion could involve the purchase of properties or other investments as a principal, with the intention of transferring such investments to a newly created fund.
REAL ESTATE OPERATIONS
We invest in commercial properties that are leased to companies domestically and internationally, primarily on a single-tenant, triple-net leased basis. While our acquisition of new properties is constrained by our obligation to provide a continuing and suitable investment program to the CPA® REITs, we seek to maximize the value of our existing portfolio through prudent management of our real estate assets, which may involve follow-on transactions, dispositions and favorable lease modifications, as well as refinancing of existing debt. We have in the past, and may in the future, also acquire additional properties in connection with providing liquidity alternatives to CPA® REIT shareholders. See Our Portfolio section below for an analysis of our portfolio as of December 31, 2005.
The Investment Strategies, Financing Strategies, Asset Management, Competition and Environmental Matters sections described below pertain to both our Management Services and Real Estate Operations.
Investment Strategies
As discussed above, generally most of our property acquisitions in recent years are made on behalf of the CPA® REITs. The following description of our investment process applies both to investments on behalf of the CPA® REITs (some of which have been or may be eventually acquired by us) as well as to investments in triple-net leased, single-tenant commercial properties we may make directly.
In analyzing potential investments, we review all aspects of a transaction, including tenant and real estate fundamentals, to determine whether a potential investment and lease can be structured to satisfy the CPA® REITs’ or our investment criteria. We generally consider, among other things, the following aspects of each transaction:
DIVERSIFICATION — We seek to diversify the portfolios we manage as well as our portfolio to avoid dependence on any one particular tenant, facility type, geographic location or tenant industry. Diversification, to the extent achieved, helps to reduce the adverse effect of a single underperforming tenant or downturn in any particular industry or geographic location.
TENANT EVALUATION — We evaluate each potential tenant for its creditworthiness, typically considering factors such as: management experience; industry position and fundamentals; operating history; and capital structure. In evaluating a possible investment, the creditworthiness of a tenant generally will be a more significant factor than the value of the property absent the lease with such tenant. We seek tenants we believe will have stable or improving credit profiles and credit potential that has not been recognized by the market. By leasing properties to these tenants, we can generally charge rent that is higher than the rent charged to tenants with recognized credit and thereby enhance current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant’s credit does improve, the value of our lease or investment will likely increase (if all other factors affecting value remain unchanged). Whether a prospective tenant is creditworthy will be determined by us or the investment committee. Creditworthy does not mean “investment grade.”
LEASES WITH INCREASING RENT — We seek to include clauses in our leases that provide for increases in rent over the term of the leases. These increases may be fixed or generally tied to increases in indices such as the Consumer Price Index (“CPI”), or mandated rental increases on specific dates, or in the case of retail stores, participation in gross sales above a stated level. We seek to avoid entering into leases that provide for contractual reductions in rent.
PROPERTY EVALUATION — The prospects for the seller/lessee’s enterprise and the financial strength of the seller/lessee will generally be important aspects of the sale and leaseback of a property, particularly a property specifically suited to the needs of the lessee. Operating results of properties may be examined to determine whether or not projected rental levels are likely to be met. Each property invested in will be appraised by a third party appraiser prior to acquisition.
ENVIRONMENTAL EVALUATION — Our practices generally include conducting, or requiring the seller to conduct, evaluations of the physical condition of properties and Phase I or similar environmental site assessments (including a visual inspection for the potential presence of asbestos) in an attempt to identify potential environmental liabilities associated with a property prior to its acquisition. Sampling or testing generally are conducted only if, and to the extent that, potential environmental liabilities are identified in the environmental site assessment. If potential environmental liabilities are identified, we generally require that identified

W. P. CAREY & CO. LLC
environmental issues be resolved by the seller prior to property acquisition or require tenants contractually to assume responsibility for resolving identified environmental issues post-closing and indemnify us against any potential claims, losses, or expenses arising from such matters. Where such contractual protections are used, circumstances may arise in which a tenant fails, or is unable, to fulfill its contractual obligations. In addition, material environmental conditions, liabilities or compliance concerns may arise after the environmental review has been completed, and future laws, ordinances or regulations may impose material new or additional environmental liabilities.
PROPERTIES IMPORTANT TO TENANT OPERATIONS — We generally seek to invest in properties that we believe are essential or important to the ongoing operations of the tenant. We believe that these properties provide better protection if a tenant files for bankruptcy, since leases on properties essential or important to the operations of a bankrupt tenant are less likely to be terminated by a bankrupt tenant. We also seek to assess the income, cash flow and profitability of the business conducted at the property so that, if the tenant is unable to operate its business, we or the CPA® REIT owning the property can either continue operating the business conducted at the property or re-lease the property to another entity in the same industry as the tenant which can operate the property profitably.
PROFITABLE LOCATIONS — We seek properties that we believe are profitable locations for the user of the property, thus increasing the likelihood that it could be sold or re-leased in the event that it becomes necessary to do so.
LEASE PROVISIONS THAT ENHANCE AND PROTECT VALUE — When available, we attempt to include provisions in the leases that require our consent, or that of the CPA® REIT owning the property, to specified tenant activity, require the tenant to provide indemnification protections or require the tenant to satisfy specific operating tests. These provisions may include, for example, operational and financial covenants of the tenant, prohibitions on a change in control of the tenant without our consent and indemnification from the tenant against environmental and other contingent liabilities. These provisions are designed to protect our investment from changes in the operating and financial characteristics of a tenant that may affect its ability to satisfy its obligations to us or could reduce the value of our properties. Even where such contractual protections are obtained, however, circumstances may nonetheless arise in which a tenant fails, or is unable, to fulfill its contractual obligations.
LETTER OF CREDIT OR GUARANTY — We may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a guaranty of lease obligations from the tenant’s corporate parent or a letter of credit. This credit enhancement, if obtained, provides us with additional financial security. While we will select tenants we believe are creditworthy, tenants will not be required to meet any minimum rating established by a third party credit rating agency. Our and the investment committee’s standards for determining whether a particular tenant is creditworthy will vary in accordance with a variety of factors relating to specific prospective tenants. The creditworthiness of a tenant will be determined on a tenant by tenant, case by case basis. Therefore, general standards for creditworthiness cannot be applied.
INVESTMENT COMMITTEE — We have an investment committee that provides services both to the CPA® REITs and us. Under our current arrangements with the CPA® REITs, as a transaction is structured, it is evaluated by the chairman of the investment committee and our chief investment officer with respect to the potential tenant’s creditworthiness, business prospects, position within its industry and other characteristics important to the long-term value of the property and the capability of the tenant to meet its lease obligations. Before a property is acquired by a CPA® REIT, the transaction is reviewed by the investment committee to ensure that it satisfies the relevant CPA® REITs’ investment criteria. The investment committee is not directly involved in originating or negotiating potential investments, but instead functions as a separate and final step in the investment process. We place special emphasis on having experienced individuals serve on our investment committee and generally do not invest in a transaction on behalf of the CPA® REITs unless the investment committee approves it. In addition, the investment committee may at the request of our board of directors or executive committee also review any initial investment in which we propose to engage directly, although it is not required to do so. Our board of directors or executive committee may also determine that certain investments that may not meet the CPA® REITs’ investment criteria (particularly transactions in emerging markets) may nonetheless be acceptable to us. For transactions that meet the investment criteria of more than one CPA® REIT, the chief investment officer has discretion as to which CPA® REIT or REITs will hold the investment. In cases where two or more CPA® REITs (or one or more CPA® REITs and us) will hold the investment, the independent directors of each CPA® REIT investing in the property must also approve the transaction.
The following people, each of whom is also a director, currently serve on the investment committee:
–	Ralph F. Verni, Chairman — Currently serving as a board of director member of Commonwealth Capital, First Pioneer Credit and the Eaton Vance Mutual Fund Family. Former board member of The MacGregor Group and former executive vice president,

W. P. CAREY & CO. LLC
board member and chief investment officer of The New England Mutual Life Insurance Company and former president and chief executive officer of State Street Research Management.

–	Dr. Lawrence R. Klein — Currently serving as professor emeritus of economics and finance at the University of Pennsylvania and its Wharton School. Recipient of the 1980 Nobel Prize in economic sciences and former consultant to both the Federal Reserve Board and the President’s Council of Economic Advisors.

–	Nathaniel S. Coolidge — Former senior vice president and head of the bond and corporate finance department of John Hancock Mutual Life Insurance. Mr. Coolidge’s responsibilities included overseeing its entire portfolio of fixed income investments.

–	George E. Stoddard — Former officer-in-charge of the direct placement department of The Equitable Life Assurance Society of the United States and our former chief investment officer.

–	Dr. Karsten von Köller — Currently chairman of Lone Star Germany GmbH and chairman and member of the board of managing directors of Allgemeine HypothekenBank Rheinboden AG.
We are required to use our best efforts to present a continuing and suitable investment program to the CPA® REITs but we are not required to present to the CPA® REITs any particular investment opportunity, even if it is of a character which, if presented, could be taken by one or more of the CPA® REITs.
Our investment practices generally include obtaining evaluations of the physical condition of properties and obtaining environmental surveys in an attempt to determine potential environmental liabilities associated with a property prior to the investment in such property. We will also consider factors particular to the laws of foreign countries, in addition to the risks normally associated with real property investments, when considering an investment located outside the United States.
Our Portfolio
As of December 31, 2005, our portfolio consisted of 172 properties leased to 110 tenants, totaling more than 17 million square feet and had the following property and lease characteristics:
GEOGRAPHIC DIVERSIFICATION
Information regarding the geographic diversification of our properties as of December 31, 2005 is set forth below:

	Consolidated Investments		Combined Investments (2)
		% of
	Annualized	Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Region	Revenue (1)	Lease Revenue	Revenue (1)	Lease Revenue
United States
South	$22,205	30.84%	$27,295	31.90%
West	18,027	25.04	19,945	23.31
Midwest	14,260	19.81	16,222	18.96
East	11,687	16.23	12,823	14.98

Total U.S.	66,179	91.92	76,285	89.15
International
Europe	5,822	8.08	9,282	10.85

Total	$72,001	100.00%	$85,567	100.00%

(1)	Reflects annualized contractual base rent for the fourth quarter of 2005.

(2)	Reflects information regarding our consolidated investments and our pro rata share of annualized contractual base rent from equity investments.

W. P. CAREY & CO. LLC
PROPERTY DIVERSIFICATION
Information regarding our property diversification as of December 31, 2005 is set forth below:

	Consolidated Investments		Combined Investments (2)
		% of		% of
	Annualized	Annualized	Annualized	Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Property Type	Revenue (1)	Lease Revenue	Revenue (1)	Lease Revenue
Industrial	$31,466	43.70%	$32,602	38.10%
Office	22,516	31.27	30,951	36.17
Warehouse/distribution	10,761	14.95	14,221	16.62
Retail	6,022	8.36	6,022	7.04
Other properties	1,200	1.67	1,672	1.95
Land	36	0.05	99	0.12

Total	$72,001	100.00%	$85,567	100.00%

(1)	Reflects annualized contractual base rent for the fourth quarter of 2005.

(2)	Reflects information regarding our consolidated investments and our pro rata share of annualized contractual base rent from equity investments.
TENANT DIVERSIFICATION
Information regarding our tenant diversification as of December 31, 2005 is set forth below:

	Consolidated Investments		Combined Investments (2)
		% of		% of
	Annualized	Annualized	Annualized	Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Tenant Industry (3)	Revenue (1)	Lease Revenue	Revenue (1)	Lease Revenue
Manufacturing	$31,904	44.31%	$34,712	40.57%
Information	9,627	13.37	11,874	13.88
Wholesale trade	10,811	15.02	10,811	12.64
Retail trade	5,058	7.03	8,518	9.95
Transportation and warehousing	4,580	6.36	7,296	8.53
Professional, scientific and technical services	4,058	5.64	5,921	6.92
Finance and insurance	2,615	3.63	2,615	3.06
Other (4)	3,348	4.64	3,820	4.45

Total	$72,001	100.00%	$85,567	100.00%

(1)	Reflects annualized contractual base rent for the fourth quarter of 2005.

(2)	Reflects information regarding our consolidated investments and our pro rata share of annualized contractual base rent from equity investments.

(3)	Based on the North American Industry Classification System (NAICS) and information provided by the tenant.

(4)	Includes revenue from tenants in the accommodation and food services, construction, public administration, healthcare and social assistance, educational services as well as other industries.

W. P. CAREY & CO. LLC
LEASE EXPIRATIONS
As of December 31, 2005, lease expirations of our properties, including our pro rata share of equity investments are as follows:

	Consolidated Investments		Combined Investments (2)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Year of Lease Expiration	Revenue (1)	Lease Revenue	Revenue (1)	Lease Revenue
2006	$3,406	4.73%	$3,406	3.98%
2007	10,417	14.47	10,417	12.17
2008	7,733	10.74	7,733	9.04
2009	10,109	14.04	11,780	13.77
2010	10,592	14.71	10,592	12.38
2011	6,891	9.57	9,874	11.54
2012	1,685	2.34	2,161	2.52
2013	1,275	1.77	3,138	3.67
2014	9,077	12.61	9,077	10.61
2015	1,043	1.45	3,290	3.84
2016 - 2020	9,438	13.11	12,627	14.76
2021 - 2025	335	.46	1,472	1.72

Total	$72,001	100.00%	$85,567	100.00%

(1)	Reflects annualized contractual base rent for the fourth quarter of 2005.

(2)	Reflects information regarding our consolidated investments and our pro rata share of annualized contractual base rent from equity investments.
Financing Strategies
Consistent with our investment policies, we use leverage when available on favorable terms. We have a credit facility in place for a $175,000 line of credit, which we have used and intend to continue to use in connection with refinancing existing debt, new investments and funding build-to-suit projects, as well as to meet other working capital needs. The line of credit, which matures in May 2007, provides us the right, on up to two occasions through May 27, 2006, to increase the amount available under the line of credit by not less than $20,000 and not more than $50,000 up to a maximum of $225,000. We continually seek opportunities and consider alternative financing techniques to refinance debt, reduce interest expense or improve our capital structure.
Substantially all of our mortgages, as well as those of the CPA® REITs, are limited recourse and bear interest at fixed rates. We may refinance properties or defease a loan when a decline in interest rates makes it profitable to prepay an existing mortgage, when an existing mortgage matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing, if any, and/or an increase in property ownership if some refinancing proceeds are reinvested in real estate. The prepayment of loans may require us to pay a yield maintenance premium to the lender in order to pay off a loan prior to its maturity.
A lender on limited recourse mortgage debt generally has recourse only to the property collateralizing such debt and not to any of our other assets, while full recourse financing would give a lender recourse to all of our assets. The use of limited recourse debt, therefore, will help us to limit the exposure of all of our assets to any one debt obligation. Our $225,000 line of credit is a full recourse facility.
Asset Management
We believe that effective management of our assets is essential to maintain and enhance property values. Important aspects of asset management include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling properties and knowledge of the bankruptcy process.
We monitor, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments

W. P. CAREY & CO. LLC
and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. We review financial statements of tenants and undertake regular physical inspections of the condition and maintenance of properties. Additionally, we periodically analyze each tenant’s financial condition, the industry in which each tenant operates and each tenant’s relative strength in its industry.
Segments
We operate in two operating segments, management services operations and real estate operations. The management services operations segment derives substantially all of its revenues from the affiliated CPA® REITs. For the year ended December 31, 2005, no lessee represented 10% or more of our total lease revenues from our real estate operations.
Competition
In raising funds for investment by the CPA® REITs, we face competition from other funds with similar investment objectives that seek to raise funds from investors through publicly registered, non-traded funds, publicly-traded funds, or private funds. In addition, we face broad competition from other forms of investment. Currently, we raise substantially all of our funds for investment in the CPA® REITs within the United States; however, in the future we may seek to raise funds for investment from outside the United States.
We face competition for investments in commercial properties in general, and such properties net leased to major corporations in particular, from many sources, including insurance companies, credit companies, pension funds, private individuals, financial institutions, finance companies and investment companies. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. We believe that our management’s experience in real estate, credit underwriting and transaction structuring should allow us to compete effectively for commercial properties. Nevertheless, such competition has increased markedly in recent years, not only in the United States but in Europe, and competitors may be willing to accept rates of return, lease terms, other transaction terms or levels of risk that we may find unacceptable. In addition, the investment committee’s evaluation of the acceptability of rates of return on behalf of the CPA® REITs is affected by such factors as the cost of raising capital, the amount of revenue that the CPA® REITs must pay us and the performance hurdle rates of the relevant CPA® REITs.
Environmental Matters
We and the CPA® REITS have invested, and expect to continue to invest, in properties currently or historically used for industrial, manufacturing and commercial properties. Under various federal, state and local environmental laws and regulations, current and former owners and operators of property may have liability for the cost of investigating, cleaning-up or disposing of hazardous materials released at, on, under, in or from the property. These laws typically impose responsibility and liability without regard to whether the owner or operator knew of or was responsible for the presence of hazardous materials or contamination, and liability under these laws is often joint and several. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous materials.
While we typically perform assessments of potential environmental risks when evaluating a new acquisition of property, no assurance can be given that we have performed such assessments on all of our or the CPA® REITs’ properties, or that the environmental assessments we do perform will disclose all potential environmental liabilities and we or the CPA® REITs may purchase a property that contains hazardous materials in the building, or that is known to have or be near soil or groundwater contamination. In addition, new environmental conditions, liabilities or compliance concerns may arise or be discovered during our or the CPA® REITs’ ownership.
While we frequently obtain contractual protection (indemnities, cash reserves, letters of credit or other instruments) from property sellers, tenants, a tenant’s parent company or another third party to address these known or potential issues, we cannot eliminate our or the CPA® REITs’ statutory liability or the potential for claims against us or the CPA® REITs by governmental authorities or other third parties, the contractual protection may not cover all potential damages or liabilities, and the indemnifying party may fail to meet its contractual obligations. In addition, the existence of any environmental conditions, liabilities or compliance concerns at or near our or the CPA® REITs’ properties could adversely affect our or the CPA® REITs’ ability to rent or sell property or to borrow using the property as collateral and could also adversely affect the tenant’s ability to make rental payments.
As a result of all of the foregoing, we have incurred in the past and will incur in the future costs and liabilities to investigate environmental matters and to address environmental conditions, liabilities and compliance concerns. Although we do not currently

W. P. CAREY & CO. LLC
anticipate incurring any material liabilities in connection with environmental matters, we cannot assure you that future environmental costs and liabilities will not be material or will not adversely affect our business.
(d) Financial Information About Geographic Areas
See Note 17 of the accompanying consolidated financial statements for financial data pertaining to our segment and geographic operations.
(e) Available Information
All filings we make with the SEC, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K, and any amendments, are available for free on our website as soon as reasonably practicable after they are filed or furnished to the SEC. Our website address is http://www.wpcarey.com. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s Internet site at http://www.sec.gov. The reference to our website address does not constitute incorporation by reference of the information contained on our website in this Report or other filings with the SEC, and the information contained on our website is not part of this document.
ITEM 1A. Risk Factors
Future results may be affected by certain risks and uncertainties including the following:
WE ARE CURRENTLY BEING INVESTIGATED BY THE SEC.
We and Carey Financial, our wholly-owned broker-dealer subsidiary, are currently subject to an SEC investigation into payments made to third party broker dealers in connection with the distribution of REITs managed by us and other matters. Although no regulatory action has been initiated against us or Carey Financial in connection with the matters being investigated, we expect that the SEC may pursue an action in the future. The potential timing of any such action and the nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could materially affect us. See Item 3-Legal Proceedings for a discussion of this investigation.
THE REVENUE STREAMS FROM THE INVESTMENT ADVISORY AGREEMENTS WITH THE CPA® REITS ARE SUBJECT TO LIMITATION OR CANCELLATION.
The agreements under which we provide investment advisory services may generally be terminated by each CPA® REIT upon 60 days’ notice, with or without cause. There can be no assurance that these agreements will not be terminated. A termination without cause may, however, entitle us to termination revenue, equal to 15% of the amount by which the net fair value of the relevant CPA® REIT’s assets exceeds the remaining amount necessary to provide investors with total distributions equal to their investment plus a preferred return. Nonetheless, any such termination could have a material adverse effect on our business, results of operations and financial condition.
OUR CAPITAL RAISING ABILITY FOR THE CPA® REITS HAS RELIED HEAVILY ON ONE SELECTED-DEALER AND ONE FUND-RAISING METHOD.
We have in the past relied predominantly on raising funds from individual investors through the sale by participating selected dealers to their customers of publicly-registered, non-traded securities of the CPA® REITs . Currently, there is only one major selected dealer with whom we are negotiating concerning bringing CPA®:16 — Global’s second offering to market. Certain payments made to this selected dealer in connection with the distribution of our CPA® REIT offerings to investors are a subject of the SEC investigation described under Item 3-Legal Proceedings. Any failure to reach agreement with this selected dealer could severely limit, at least in the near term, our ability to increase assets under management and prevent CPA®:16 — Global from having additional funds available for new investments. Also, to the extent that, as a result of either changes in market receptivity to investments that are not readily liquid and involve high selected dealer fees, or for other reasons, this capital raising method were to become less available as a source of capital, our ability to raise funds for CPA® REIT programs, and consequently our ability to make investments on their behalf, could be adversely affected. While we are not limited to this particular method of raising funds for investment (and, among other things, the

W. P. CAREY & CO. LLC
CPA® REITs may themselves be able to borrow additional funds to invest), our experience with other means of raising capital is limited.
OUR MANAGEMENT SERVICES OPERATIONS EXPOSES US TO MORE VOLATILITY IN EARNINGS THAN OUR REAL ESTATE INVESTMENT BUSINESS.
The growth in revenue from the management services operations is dependent in large part on future capital raising in existing or future managed entities, as well as on our ability to make investments that meet the investment criteria of these entities, both of which are subject to uncertainty, including with respect to capital market and real estate market conditions. This uncertainty can create more volatility in our earnings because of the resulting increased volatility in transaction based revenue from the management services operations as compared to revenue from ownership of real estate subject to triple-net leases, which historically has been less volatile. As discussed above, asset management revenue may be affected by factors that include not only our ability to increase the CPA® REITs’ portfolio of properties under management, but also changes in valuation of those properties, as well as sales (through planned liquidation or otherwise) of CPA® REIT properties. In addition, revenue from the management services operations, including our ability to earn performance revenue, as well as the value of our holdings of CPA® REIT interests and dividend income from those interests, may be significantly affected by the results of operations of the CPA® REITs. Each of the CPA® REITs has invested substantially all of its assets (other than short-term investments) in triple-net leased properties substantially similar to those we hold, and consequently the results of operations of, and cash available for distribution by, each of the CPA® REITs, is likely to be substantially affected by the same market conditions, and subject to the same risk factors, as the properties we own. Four of the prior thirteen CPA® funds temporarily reduced the rate of distributions to their investors as a result of adverse developments involving tenants. Each of the CPA® REITs we currently advise and manage may also incur significant debt. This significant debt load could restrict their ability to pay revenue owed to us when due, due to either liquidity problems or restrictive covenants contained in their borrowing agreements. In addition, the revenue payable under each of our current advisory agreements is subject to a variable annual cap based on a formula tied to the assets and income of that CPA® REIT. This cap may limit the growth of our management revenue. Furthermore, our ability to earn revenue related to the disposition of properties is primarily tied to providing liquidity events for CPA® REIT investors. Our ability to provide that liquidity, and to do so under circumstances that will satisfy the applicable subordination requirements, will depend on market conditions at the relevant time, which may vary considerably over a period of years. In any case, such liquidity events typically occur several years apart, and our management services operations income is likely to be significantly higher in those years in which such events occur.
OUR INVESTMENT STRATEGY CURRENTLY FOCUSES PREDOMINANTLY ON A SINGLE TYPE OF INVESTMENT.
Substantially all of our and the CPA® REITs’ current investments, as well as the majority of the investments we expect to originate for the CPA® REITs in 2006, are investments in single-tenant commercial properties that are subject to triple-net leases. Numerous factors, including changes in tax laws or accounting rules, may make these types of investments less attractive to potential sellers and lessees, and additional factors, including risk-weighted rates of return relative to other investments, may result in changes in investor preferences that could negatively affect our ability to increase the amount of assets of this type under management.
ADVERSE ECONOMIC DEVELOPMENTS AFFECTING REAL ESTATE VALUES COULD HAVE A DISPROPORTIONATELY ADVERSE EFFECT ON OUR BUSINESS.
While the revenues from our leases and those of the CPA® REITs are not directly dependent upon the value of the real estate we own, significant declines in real estate values could adversely affect us in a number of ways, including a decline in the residual values of properties at lease expiration; possible lease abandonments by tenants; a decline in the attractiveness of REIT investments that may impede our ability to raise new funds for investment by CPA® REITs; and a decline in the attractiveness of triple-net lease transactions to potential sellers.
THE INABILITY OF A TENANT IN A SINGLE TENANT PROPERTY TO PAY RENT WILL REDUCE OUR REVENUES.
Most of our properties are occupied by a single tenant and, therefore, the success of our investments is materially dependent on the financial stability of these tenants. Lease payment defaults by tenants negatively impact our net income and reduce the amounts available for distributions to shareholders. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting the investment and re-leasing the property. If a lease is terminated, there is no assurance that we will be able to re-lease the property for the rent previously received or sell the property without incurring a loss.

W. P. CAREY & CO. LLC
WE DEPEND ON MAJOR TENANTS.
Revenues from several of our tenants and/or their guarantors constitute a significant percentage of our net leasing revenues. Our five largest tenants/guarantors, represented approximately 28% of total net leasing revenues in 2005, 30% in 2004 and 31% in 2003. The default, financial distress or bankruptcy of any of these tenants could cause interruptions in the receipt of lease revenues from these tenants and/or result in vacancies in the respective properties, which would reduce our revenues at least until the affected property is re-leased, and could decrease the ultimate sale value of each such property.
A SUBSTANTIAL AMOUNT OF OUR LEASES WILL EXPIRE WITHIN THE NEXT SIX YEARS.
Within the next six years, approximately 63% of our leases are due to expire. If such leases are not renewed, or if the properties cannot be re-leased on terms that yield payments comparable to those currently being received, then our lease revenues could be substantially adversely affected. The terms of any new or renewed leases of these properties may depend on market conditions prevailing at the time of lease expiration. In addition, if properties are vacated by the current tenants, we may incur substantial costs in attempting to re-lease such properties. We may also seek to sell such properties, in which event we may incur losses, depending upon market conditions prevailing at the time of sale.
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
THE BANKRUPTCY OF TENANTS MAY CAUSE A REDUCTION IN REVENUE.
Bankruptcy of a tenant could cause the loss of lease payments as well as an increase in the costs incurred to carry the property. Under bankruptcy law, a tenant who is the subject of bankruptcy proceedings has the option of continuing or terminating any unexpired lease. If the tenant terminates the lease, any claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. The maximum claim will be capped at the amount owed for unpaid rent prior to the bankruptcy unrelated to the termination, plus the greater of one year’s lease payments or 15% of the remaining lease payments payable under the lease (but no more than three years’ lease payments). In addition, a bankruptcy court could recharacterize a net lease transaction as a secured lending transaction. If that were to occur, we would not be treated as the owner of the property, but might have additional rights as a secured creditor. We have had tenants file for bankruptcy protection and are involved in bankruptcy-related litigation.
OUR TENANTS GENERALLY MAY NOT HAVE A RECOGNIZED CREDIT RATING, AND MAY HAVE A HIGHER RISK OF LEASE DEFAULTS THAN IF OUR TENANTS HAD A RECOGNIZED CREDIT RATING.
Credit rating agencies may not evaluate or rank the debt or the credit risk of our tenants, as we seek tenants that we believe will have improving credit profiles that have not been recognized by the traditional credit market. Our long-term leases with certain of these tenants may therefore pose a higher risk of default than normal long-term leases with tenants whose credit potential has already been recognized by the market.
OUR SALE-LEASEBACK AGREEMENTS MAY PERMIT TENANTS TO PURCHASE A PROPERTY AT A PREDETERMINED PRICE, WHICH COULD LIMIT OUR REALIZATION OF ANY APPRECIATION OR RESULT IN A LOSS.
In some circumstances, we grant tenants a right to purchase the property leased by the tenant. The purchase price may be a fixed price or it may be based on a formula. If a tenant exercises its right to purchase the property and the property’s market value has increased beyond that price, we would be limited in fully realizing the appreciation on that property. Additionally, if the price at which the tenant can purchase the property is less than our purchase price or carrying value (for example, where the purchase price is based on an appraised value), we may incur a loss.
WE MAY RECOGNIZE SUBSTANTIAL IMPAIRMENT CHARGES ON PROPERTIES WE OWN.
Historically, we have incurred substantial impairment charges, which we are required to recognize whenever we sell a property for less than its carrying value, or we determine that the property has experienced an other-than-temporary decline in its carrying value (or, for direct financing leases, that the unguaranteed residual value of the underlying property has declined). For properties acquired in our 1998 consolidation with nine CPA® limited partnerships, their carrying value may reflect their appraised value at that time, rather than their original cost of acquisition by the CPA® limited partnership. By their nature, such impairment charges are not predictable. We may incur such impairment charges in the future, which may reduce our net income, although it will not necessarily affect our cash flow from operations.

W. P. CAREY & CO. LLC
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
WE MAY NOT BE ABLE TO REFINANCE BALLOON PAYMENTS ON OUR MORTGAGE DEBTS.
Some of our financing may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make balloon payments on debt will depend upon our ability either to refinance the obligation when due, invest additional equity in the property or to sell the related property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available mortgage rates, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties and tax laws. A refinancing or sale could affect the rate of return to shareholders. Scheduled balloon payments for the next five years are as follows:

2006	$4,333	(1)
2007	$15,541	(2)
2008	$5,000
2009	$26,755
2010	$6,742

(1)	Excludes our pro rata share of mortgage obligations of equity investees totaling $10,299.

(2)	Does not include amounts that will be due upon maturity of credit facility. As of December 31, 2005, we had $15,000 drawn from the line of credit under our credit facility.
INVESTMENTS IN PROPERTIES OUTSIDE OF THE UNITED STATES SUBJECT US TO FOREIGN CURRENCY RISKS WHICH MAY ADVERSELY AFFECT DISTRIBUTIONS.
We are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. We attempt to mitigate a portion of the risk of currency fluctuation by financing our properties in the local currencies. Changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of shareholders’ equity. Although we have not done so to date, we anticipate that in the future we may engage in direct hedging activities to mitigate the risks of exchange rate fluctuations.
INTERNATIONAL INVESTMENTS INVOLVE ADDITIONAL RISKS.
We have invested in and may continue to invest in properties located outside the United States. These investments may be affected by factors particular to the laws of the jurisdiction in which the property is located. These laws may expose us to risks that are different from and in addition to those commonly found in the United States, including:
–	Changing governmental rules and policies;

–	Enactment of laws relating to the foreign ownership of property and laws relating to the ability of foreign entities to remove profits earned from activities within the country to the United States;

–	Expropriation;

–	The difficulty in conforming obligations in other countries and the burden of complying with a wide variety of foreign laws;

–	Adverse market conditions caused by changes in national or local economic or political conditions;

–	Tax requirements vary by country and we may be subject to additional taxes as a result of our international investments;

–	Changes in relative interest rates;

–	Changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies;

–	Changes in real estate and other tax rates and other operating expenses in particular countries;

W. P. CAREY & CO. LLC
–	Changes in land use and zoning laws; and

–	More stringent environmental laws or changes in such laws.
WE MAY INCUR COSTS TO FINISH BUILD-TO-SUIT PROPERTIES.
We may sometimes acquire undeveloped or partially developed land parcels for the purpose of owning to-be-built facilities for a prospective tenant. Oftentimes, completion risk, cost overruns and on-time delivery are the obligations of the prospective tenant. To the extent that the tenant or the third-party developer experiences financial difficulty or other complications during the construction process we may be required to incur project costs to complete all or part of the project within a specified time frame. The incurrence of these costs or the non-occupancy by the tenant may reduce the project’s and our portfolio returns.
WE MAY HAVE DIFFICULTY RE-LEASING OR SELLING OUR PROPERTIES.
Real estate investments are relatively illiquid compared to most financial assets and this illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. The net leases we may enter into or acquire may be for properties that are specially suited to the particular needs of the tenant. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. In addition, if we are forced to sell the property, it may be difficult to sell to a party other than the tenant due to the special purpose for which the property may have been designed. These and other limitations, such as a property’s location and/or local economic conditions, may affect our ability to re-lease or sell properties without adversely affecting returns to shareholders. See Our Portfolio section above for scheduled lease expirations.
OUR PARTICIPATION IN JOINT VENTURES CREATES ADDITIONAL RISK.
We may participate in joint ventures or invest in properties jointly with other entities, some of which may be unaffiliated with us. There are additional risks involved in these types of transactions. These risks include the potential of our joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of our partner and us. These diverging interests could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that we may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.
WE DO NOT FULLY CONTROL THE MANAGEMENT OF OUR PROPERTIES.
The tenants or managers of net lease properties are responsible for maintenance and other day-to-day management of the properties. If a property is not adequately maintained in accordance with the terms of the applicable lease, we may incur expenses for deferred maintenance expenditures or other liabilities once the property becomes free of the lease. While our leases generally provide for recourse against the tenant in such instances, a bankrupt or financially troubled tenant may be more likely to defer maintenance and also more difficult to enforce remedies against. In addition, to the extent tenants are unable to conduct their operation of the property on a financially successful basis, their ability to pay rent may be adversely affected. Although we endeavor to monitor, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of our properties, such monitoring may not in all circumstances ascertain or forestall deterioration either in the condition of a property or the financial circumstances of a tenant.
WE ARE SUBJECT TO POSSIBLE LIABILITIES RELATING TO ENVIRONMENTAL MATTERS.
We own commercial properties and are subject to the risk of liabilities under federal, state and local environmental laws. These responsibilities and liabilities also exist for properties owned by the CPA® REITs and if they become liable for these costs, their ability to pay for our services could be materially affected. Some of these laws could impose the following on us:
–	Responsibility and liability for the cost of investigation and removal or remediation of hazardous substances released on our property, generally without regard to our knowledge of or responsibility for the presence of the contaminants;

–	Liability for the costs of investigation and removal or remediation of hazardous substances at disposal facilities for persons who arrange for the disposal or treatment of such substances;

–	Potential liability for common law claims by third parties based on damages and costs of environmental contaminants; and

–	Claims being made against us by the CPA® REITs for inadequate due diligence.

W. P. CAREY & CO. LLC
Our costs of investigation, remediation or removal of hazardous or toxic substances, or for third-party claims for damages, may be substantial. The presence of hazardous or toxic substances at any of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or to borrow using the property as collateral. While we will attempt to mitigate identified environmental risks by requiring tenants contractually to acknowledge their responsibility for complying with environmental laws and to assume liability for environmental matters, circumstances may arise in which a tenant fails, or is unable, to fulfill its contractual obligations. In addition, environmental liabilities, or costs or operating limitations imposed on a tenant to comply with environmental laws, could affect its ability to make rental payments to us.
OUR USE OF DEBT TO FINANCE INVESTMENTS COULD ADVERSELY AFFECT OUR CASH FLOW.
Most of our investments are made by borrowing a portion of the total investment and securing the loan with a mortgage on the property. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment which in turn could cause the value of our portfolio, and revenues available for distribution to our shareholders to be reduced. We generally borrow on a limited recourse basis to limit our exposure on any property to the amount of equity invested in the property. There is no limitation on the amount which we can borrow on a single property.
WE MAY BE UNABLE TO MAKE INVESTMENTS ON AN ADVANTAGEOUS BASIS.
A significant element of our business strategy is the enhancement of our portfolio and the CPA® REIT portfolios through new investments. The consummation of any future investment will be subject to satisfactory completion of our analysis and due diligence review and to the negotiation of definitive documentation. There can be no assurance that we or the CPA® REITs will be able to identify and invest in additional properties or will be able to finance investments in the future. In addition, there can be no assurance that any such investment, if consummated, will be profitable for us or the CPA® REITs. If we are unable to consummate new investments in the future on our own behalf or that of the CPA® REITs, there can be no assurance that we will be able to maintain the cash available for distribution to our shareholders, either through net income on investments we own or through net income generated by the management services business.
OUR PORTFOLIO GROWTH IS CONSTRAINED BY OUR OBLIGATIONS TO OFFER PROPERTY TRANSACTIONS TO THE CPA® REITs.
Under our advisory agreements with the CPA® REITs, we are required to use our best efforts to present a continuing and suitable investment program to them. In recent years, new property investment opportunities have generally been made available by us to the CPA® REITs. While the allocation of new investments to the CPA® REITs fulfills our duty to present a continuing and suitable investment program, and enhances the revenues from our management services business, it also restricts the potential growth of revenues from our real estate operations.
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
CHANGES IN MARKET INTEREST RATES COULD CAUSE OUR STOCK PRICE TO GO DOWN.
The trading prices of equity securities issued by real estate companies have historically been affected by changes in broader market interest rates, with increases in interest rates resulting in decreases in trading prices, and decreases in interest rates resulting in increases in such trading prices. An increase in market interest rates could therefore adversely affect the trading prices of any equity securities issued by us. The stock price could also be affected by factors other than changes in interest rates, including the various risk factors discussed herein.

W. P. CAREY & CO. LLC
WE FACE INTENSE COMPETITION.
In raising funds for investment by the CPA® REITs, we face competition from other funds with similar investment objectives that seek to raise funds from investors through publicly registered, non-traded funds, publicly-traded funds, or private funds. Any change in the attractiveness to investors of an investment in the type of property principally held by the CPA® REITs, relative to other types of investments, could adversely affect our ability to raise funds for future investments, which in turn could ultimately reduce, or limit the growth of, revenues from our management services business.
We also face competition for the acquisition of office and industrial properties in general, and such properties net leased to major corporations in particular, from many sources, including insurance companies, credit companies, pension funds, private individuals, financial institutions, finance companies and investment companies. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. In addition, our evaluation of the acceptability of rates of return on behalf of the CPA® REITs is affected by such factors as the cost of raising capital, the amount of revenue we can earn and the performance hurdle rates of the relevant CPA® REITs. Thus, the effect of the cost of raising capital and the revenue we can earn may be to limit the amount of new investments we make on behalf of the CPA® REITs, which will in turn limit the growth of revenues from our management services business.
A POTENTIAL CHANGE IN UNITED STATES ACCOUNTING STANDARDS REGARDING OPERATING LEASES MAY MAKE THE LEASING OF FACILITIES LESS ATTRACTIVE TO OUR POTENTIAL DOMESTIC TENANTS, WHICH COULD REDUCE OVERALL DEMAND FOR OUR LEASING SERVICES.
Under Statement of Financial Accounting Standard No. 13, Accounting for Leases, if the present value of a company’s minimum lease payments equals 90% or more of a property’s fair value, the lease is classified as a capital lease, and the lease obligation is included as a liability on the company’s balance sheet. However, if the present value of the minimum lease payments is less than 90% of the property’s value, the lease is considered an operating lease, and the obligation does not appear on the company’s balance sheet, but rather in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet. The SEC has conducted a study of off-balance-sheet financing, including leasing, and the Financial Accounting Standards Board has recently indicated that it is considering addressing the issue. If the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases because the apparent benefits to their balance sheets could be reduced or eliminated. This could adversely affect our ability to consummate new investments in the future on behalf of the CPA® REITs or on our own behalf, which in turn could adversely affect our financial results.
THE VALUE OF OUR REAL ESTATE IS SUBJECT TO FLUCTUATION.
We are subject to all of the general risks associated with the ownership of real estate. In particular, we face the risk that lease revenue from the properties will be insufficient to cover all corporate operating expenses and debt service payments on indebtedness we incur. Additional real estate ownership risks include:
–	Adverse changes in general or local economic conditions,

–	Changes in supply of or demand for similar or competing properties,

–	Changes in interest rates and operating expenses,

–	Competition for tenants,

–	Changes in market rental rates,

–	Inability to lease properties upon termination of existing leases,

–	Renewal of leases at lower rental rates,

–	Inability to collect rents from tenants due to financial hardship, including bankruptcy,

–	Changes in tax, real estate, zoning and environmental laws that may have an adverse impact upon the value of real estate,

–	Uninsured property liability, property damage or casualty losses,

–	Unexpected expenditures for capital improvements or to bring properties into compliance with applicable federal, state and local laws, and

–	Acts of God and other factors beyond the control of our management.

W. P. CAREY & CO. LLC
WE DEPEND ON KEY PERSONNEL FOR OUR FUTURE SUCCESS.
We depend on the efforts of our executive officers and key employees. The loss of the services of these executive officers and key employees could have a material adverse effect on our operations.
OUR GOVERNING DOCUMENTS AND CAPITAL STRUCTURE MAY DISCOURAGE A TAKEOVER.
William P. Carey, Chairman, is the beneficial owner of approximately 34% of our outstanding shares. The provisions of our Amended and Restated Limited Liability Company Agreement and the share ownership of Mr. Carey may discourage a tender offer for our shares or a hostile takeover, even though these may be attractive to shareholders.
COMPLIANCE WITH THE AMERICANS WITH DISABILITIES ACT MAY REQUIRE US TO SPEND SUBSTIANTIAL AMOUNTS OF MONEY WHICH COULD ADVERSELY AFFECT OUR OPERATING RESULTS.
We must comply with the Americans with Disabilities Act and fire and safety regulations, which can require significant expenditures. All of our properties must comply with the applicable portions of the Americans with Disabilities Act and the related regulations, rules and orders, commonly referred to as the ADA, or similar applicable foreign laws. The ADA, for example, has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to persons with disabilities. If we fail to comply with the ADA and other applicable laws, the U.S. or foreign government might impose fines on us and award damages to individuals affected by the failure. In addition, we must operate our properties in compliance with numerous local and foreign fire and safety regulations, building codes and other land use regulations. Compliance with these requirements could require us to spend substantial amounts of money, which could adversely affect our operating results. Failure to comply with these requirements may also affect the marketability of the properties.
Our business, results of operations, financial condition or our ability to pay distributions at the current rate could be materially adversely affected by the above conditions. The risk factors may have affected, and in the future could affect, our actual operating and financial results and could cause such results to differ materially from those in any forward-looking statements. You should not consider this list exhaustive. New risk factors emerge periodically, and we cannot completely assure you that the factors described above list all material risks to us at any specific point in time. We have disclosed many of the important risk factors discussed above in our previous filings with the SEC.
ITEM 1B. Unresolved Staff Comments.
None.
ITEM 2. Properties.
Our principal offices are located at 50 Rockefeller Plaza, New York, NY 10020. The lease for our primarily corporate office space expires in 2016. We believe that this lease is suitable for our operations for the foreseeable future. We also maintain regional offices in Dallas, Texas and London, England.
See Item 1 “Our Portfolio” for a discussion of the properties we hold and Item 8 “Schedule III — Real Estate and Accumulated Depreciation” for a detail listing of such properties.
ITEM 3. Legal Proceedings.
As of December 31, 2005, we were not involved in any material litigation.
In March 2004, following a broker-dealer examination of Carey Financial, our wholly-owned broker-dealer subsidiary, by the staff of the SEC, Carey Financial received a letter from the staff of the SEC alleging certain infractions by Carey Financial of the Securities Act of 1933, the Securities Exchange Act of 1934, the rules and regulations thereunder and those of the National Association of Securities Dealers, Inc. (“NASD”).
The staff alleged that in connection with a public offering of shares of CPA®:15, Carey Financial and its retail distributors sold certain securities without an effective registration statement. Specifically, the staff alleged that the delivery of investor funds into escrow after completion of the first phase of the offering (the “Phase I Offering”), completed in the fourth quarter of 2002 but before a registration statement with respect to the second phase of the offering (the “Phase II Offering”) became effective in the first quarter of 2003,

W. P. CAREY & CO. LLC
constituted sales of securities in violation of Section 5 of the Securities Act of 1933. In addition, in the March 2004 letter the staff raised issues about whether actions taken in connection with the Phase II offering were adequately disclosed to investors in the Phase I Offering. In the event the Commission pursues these allegations, or if affected CPA®:15 investors bring a similar private action, CPA®:15 might be required to offer the affected investors the opportunity to receive a return of their investment. It cannot be determined at this time if, as a consequence of investor funds being returned by CPA®:15, Carey Financial would be required to return to CPA®:15 the commissions paid by CPA®:15 on purchases actually rescinded. Further, as part of any action against us, the SEC could seek disgorgement of any such commissions or different or additional penalties or relief, including without limitation, injunctive relief and/or civil monetary penalties, irrespective of the outcome of any rescission offer. We cannot predict the potential effect such a rescission offer or SEC action may ultimately have on the operations of Carey Financial or us. There can be no assurance that the effect, if any, would not be material.
The staff also alleged in the March 2004 letter that the prospectus delivered with respect to the Phase I Offering contained material misrepresentations and omissions in violation of Section 17 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder in that the prospectus failed to disclose that (i) the proceeds of the Phase I Offering would be used to advance commissions and expenses payable with respect to the Phase II Offering, and (ii) the payment of dividends to Phase II shareholders whose funds had been held in escrow pending effectiveness of the registration statement resulted in significantly higher annualized rates of return than were being earned by Phase I shareholders. Carey Financial has reimbursed CPA®:15 for the interest cost of advancing the commissions that were later recovered by CPA®:15 from the Phase II Offering proceeds.
In June 2004, the Division of Enforcement of the SEC (“Enforcement Staff”) commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 in connection with the public offerings of shares of CPA®:15 during 2002 and 2003. In December 2004, the scope of the Enforcement Staff’s inquiries broadened to include broker-dealer compensation arrangements in connection with CPA®:15 and other REITs managed by us, as well as the disclosure of such arrangements. At that time we and Carey Financial received a subpoena from the Enforcement Staff seeking documents relating to payments by us, Carey Financial, and REITs managed by us to (or requests for payment received from) any broker-dealer, excluding selling commissions and selected dealer fees. We and Carey Financial subsequently received additional subpoenas and requests for information from the Enforcement Staff seeking, among other things, information relating to any revenue sharing agreements or payments (defined to include any payment to a broker-dealer, excluding selling commissions and selected dealer fees) made by us, Carey Financial or any REIT managed by us in connection with the distribution of our managed REITs or the retention or maintenance of REIT assets. Other information sought by the SEC includes information concerning the accounting treatment and disclosure of any such payments, communications with third parties (including other REIT issuers) concerning revenue sharing, and documents concerning the calculation of underwriting compensation in connection with the REIT offerings under applicable NASD rules.
In response to the Enforcement Staff’s subpoenas and requests, we and Carey Financial have produced documents relating to payments made to certain broker-dealers both during and after the offering process, for certain of the REITs managed by us (including CPA®:10, CIP®, CPA®:12, CPA®:14 and CPA®:15), in addition to selling commissions and selected dealer fees.
Among the payments reflected on documents produced to the Staff were certain payments, aggregating in excess of $9,600, made to a broker-dealer which distributed shares of the REITs. The expenses associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by and accounted for on the books and records of the REITs. Of these payments, CPA®:10 paid in excess of $40; CIP® paid in excess of $875; CPA®:12 paid in excess of $2,455; CPA®:14 paid in excess of $4,990; and CPA®:15 paid in excess of $1,240. In addition, other smaller payments by the REITs to the same and other broker-dealers have been identified aggregating less than $1,000.
We and Carey Financial are cooperating fully with this investigation and have provided information to the Enforcement Staff in response to the subpoenas and requests. Although no formal regulatory action has been initiated against us or Carey Financial in connection with the matters being investigated, we expect the SEC may pursue such an action against either or both. The nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could have a material adverse effect on us and the magnitude of that effect would not necessarily be limited to the payments described above but could include other payments and civil monetary penalties.
Several state securities regulators have sought information from Carey Financial relating to the matters described above. While one or more states may commence proceedings against Carey Financial in connection with these inquiries, we do not currently expect that these inquires will have a material effect on us incremental to that caused by any SEC action.
We have provided indemnification in connection with divestitures. These indemnities address a variety of matters including environmental liabilities. Our maximum obligations under such indemnification cannot be reasonably estimated. We are not aware of

W. P. CAREY & CO. LLC
any claims or other information that would give rise to material payments under such indemnifications.
ITEM 4. Submission of Matters to a Vote of Security Holders.
No matter was submitted during the fourth quarter of the year ended December 31, 2005 to a vote of security holders, through the solicitation of proxies or otherwise.

W. P. CAREY & CO. LLC
PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Listed Shares are listed on the New York Stock Exchange. As of December 31, 2005 there were 27,599 holders of record of our Listed Shares.
Dividends
Quarterly cash dividends are usually declared in December, March, June and September and paid in January, April, July and October. Quarterly cash dividends declared per share in 2005 and 2004 are as follows:
Cash Dividends Declared Per Share:

	2005	2004
First quarter	$.444	$.436
Second quarter	.446	.438
Third quarter	.448	.440
Fourth quarter	.450	.442

Total:	$1.788	$1.756

Listed Shares
The high, low and closing prices on the New York Stock Exchange for a Listed Share for each fiscal quarter of 2005 and 2004 were as follows (in dollars):

2005	High	Low	Close
First Quarter	$35.94	$29.05	$30.37
Second Quarter	30.95	26.35	29.28
Third Quarter	29.85	25.90	26.92
Fourth Quarter	27.87	23.85	25.36

2004	High	Low	Close
First Quarter	$30.99	$29.01	$30.95
Second Quarter	30.99	25.22	29.78
Third Quarter	31.00	29.00	29.86
Fourth Quarter	35.98	29.76	35.16
In accordance with the rules of the New York Stock Exchange (“NYSE”), Gordon F. DuGan, our Chief Executive Officer, has certified, without qualification, that he is not aware of any violation by the Company of the NYSE’s corporate governance listing standards. Further, Mr. DuGan has filed with the SEC, as Exhibit 31.1 to our most recently filed Form 10-K, the Sarbanes-Oxley Act Section 302 certification regarding the quality of our public disclosure.
Issuer Purchases of Equity Securities
(In thousands except share and per share amounts)

			Total Number of Shares	Maximum Number (or
			Purchased as Part of	Approximate Dollar Value) of
	Total Number of	Average Price	Publicly Announced	Shares that may yet be purchased
Period	Shares Purchased	Paid Per Share	Plans or Programs	under the Plans or Programs
October 1, 2005 - October 31, 2005	—	—	—	$20,000
November 1, 2005 - November 30, 2005	—	—	—	20,000
December 1, 2005 - December 31, 2005	88,900	$24.78	88,900	17,797
In December 2005, our board of directors approved a share repurchase program that gives us authorization to repurchase up to $20,000 of our common stock in the open market beginning December 16, 2005 and over the next 12 months as conditions warrant.

W. P. CAREY & CO. LLC
ITEM 6. Selected Financial Data.
(In thousands except per share amounts)

	2005	2004	2003	2002	2001
Operating Data: (1)
Revenues	$174,117	$222,202	$154,045	$146,990	$114,994
Income from continuing operations (2)	42,861	68,139	58,209	41,970	26,522
Basic earnings from continuing operations per share	1.14	1.82	1.59	1.18	.77
Diluted earnings from continuing operations per share	1.10	1.75	1.52	1.16	.76
Net income	48,604	65,841	62,878	46,588	35,761
Basic earnings per share	1.29	1.76	1.72	1.31	1.04
Diluted earnings per share	1.25	1.69	1.64	1.28	1.02
Cash dividends paid	67,004	65,073	62,978	60,708	58,048
Cash provided by operating activities	52,707	98,849	67,295	75,896	58,877
Cash dividends declared per share	1.79	1.76	1.73	1.72	1.70
Payment of mortgage principal (3)	9,229	9,428	8,548	8,428	8,230

Balance Sheet Data:
Real estate, net (4)	$462,343	$485,505	$421,543	$440,193	$435,629
Net investment in direct financing leases	131,975	190,644	182,452	189,339	258,041
Total assets	983,262	1,013,539	906,505	893,524	915,883
Long-term obligations (5)	246,163	278,821	158,605	226,102	287,903

(1)	Certain prior year amounts have been reclassified to discontinued operations.

(2)	Includes gain on sale of real estate in 2002 and 2001.

(3)	Represents scheduled mortgage principal paid.

(4)	Includes real estate accounted for under the operating method, operating real estate and real estate under construction, net of accumulated depreciation.

(5)	Represents mortgage and note obligations and deferred acquisition revenue installments that are due after more than one year.
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands except share and per share amounts)
The following discussion and analysis of financial condition and results of operations of W. P. Carey & Co. LLC contain forward-looking statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005. As used in this Annual Report on Form 10-K, the terms “the Company,” “we,” “us” and “our” include W. P. Carey & Co. LLC, its consolidated subsidiaries and predecessors, unless otherwise indicated. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seeks,” “plans” or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, those described in Item 1A of this Annual Report on Form 10-K. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved.
EXECUTIVE OVERVIEW
Business Overview
As described in more detail in Item 1 of this Annual Report, we are a publicly traded limited liability company. Our stock is listed on the New York Stock Exchange. We operate in two operating segments, management services operations and real estate operations. Within our management services operations, we are currently the advisor to the following affiliated publicly-owned, non-traded, real estate investment trusts: Corporate Property Associates 12 Incorporated (“CPA®:12”), Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 15 Incorporated (“CPA®:15”) and Corporate Property Associates 16 — Global

W. P. CAREY & CO. LLC
Incorporated (“CPA®:16 — Global”) and served in this capacity for Carey Institutional Properties Incorporated (“CIP®”) until its merger with CPA®:15 in September 2004 (collectively, the “CPA® REITs”). CPA®:16 — Global was formed in 2003.
Current Developments and Trends
Significant business developments that occurred during 2005 are detailed in the Significant Developments During 2005 section of Item 1 of this Annual Report.
Current trends include:
We continue to see intense competition in both the domestic and international markets for triple-net leased properties as capital continues to flow into real estate, in general, and triple-net leased real estate, in particular. We believe that the low long-term treasury rate by historical standards has created greater investor demand for yield-based investments, such as triple-net leased real estate, thus creating increased capital flows and a more competitive investment environment.
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
For the year ended December 31, 2005, international investments comprised 54% of the total investments we completed on behalf of the CPA® REITs . We currently expect international commercial real estate to comprise a significant portion of the investments we make on behalf of the CPA® REITs although the percentage of international investments in any given period may vary substantially. Financing terms for international transactions are generally more favorable as they provide for lower interest rates and greater flexibility to finance the underlying property. These benefits may be partially offset by shorter financing maturities.
Increases in long term interest rates would likely cause the value of our owned and managed assets to decrease, which would create lower revenues from managed assets and lower investment performance for our managed funds. Increases in interest rates may also have an impact on the credit quality of certain tenants. To the extent that the Consumer Price Index (“CPI”) increases, additional rental income streams may be generated for leases with CPI adjustment triggers. In addition, we constantly evaluate our debt exposure and to the extent that opportunities exist to refinance and lock in lower interest rates over a longer term, we may be able to reduce our exposure to short term interest rate fluctuation.
Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a difficult environment, which has resulted in several companies filing for bankruptcy protection. We currently have several auto industry related tenants in the portfolios we manage. Some of these tenants in the CPA® REITs that we manage have filed voluntary petitions of bankruptcy in recent months. If conditions in this industry worsen, additional tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our management income from affiliates.
For the year ended December 31, 2005, distributions paid of $67,004 were greater than cash flows generated from operations and equity investments of $58,871. Existing cash and cash equivalent reserves were used to fund the difference. During the year we used a portion of our cash reserves to fund a portion of our 2004 tax liability. Additionally, for 2005 we elected to receive all performance revenue as well as the asset management revenue of CPA®:12 and CPA®:16 — Global in restricted shares rather than cash. During 2005, we received $31,858 from the CPA® REITs in restricted shares due to our election. For 2006, we have elected to continue to receive all performance revenue from the CPA® REITs as well as the base asset management revenue payable by CPA®:16 — Global in restricted shares rather than cash. However, for 2006 we have elected to receive the base asset management revenue from CPA®:12 in cash. While we expect that the election to receive restricted shares will continue to have a negative impact on cash flows during 2006, as the election as to which revenue to collect in cash or stock is annual, we expect that cash flows will benefit by approximately $3,800 as a result of receiving CPA®:12’s base asset management revenue in cash instead of restricted shares. See Financial Condition section below for further discussion of our uses of cash in 2005.
How We Earn Revenue
As described in more detail in Item 1 of this Annual Report, revenues from the management services operations are earned by providing services to the CPA® REITs in connection with structuring and negotiating investments and related debt placement

W. P. CAREY & CO. LLC
(structuring revenue) and providing on-going management of the portfolio (asset-based management and performance revenue). The revenues of this business segment are subject to fluctuation because the volume and timing of transactions that are originated on behalf of the CPA® REITs are subject to various uncertainties including competition for triple-net lease transactions, the requirement that each investment meet suitability standards and due diligence requirements, including approval of each investment by the investment committee, and the ability to raise capital on behalf of the CPA® REITs.
As described in more detail in Item 1 of this Annual Report, revenues from our real estate operations are earned primarily from leasing real estate. We invest in and own commercial properties that are then leased to companies domestically and internationally, primarily on a triple-net lease basis. Revenue from this business segment is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions, tenant defaults and sales of property.
How Management Evaluates Results of Operations
Management evaluates our results of operations with a primary focus on increasing and enhancing the value, quality and amount of the assets under management by our management services operations and seeking to increase value in our real estate operations through focusing efforts on underperforming assets through re-leasing efforts, including negotiation of lease renewals, or selectively selling such assets. The ability to increase assets under management by structuring investments on behalf of the CPA® REITs is affected, among other things, by the CPA® REITs’ ability to raise capital and our ability to identify appropriate investments.
Management’s evaluation of operating results includes our ability to generate necessary cash flow in order to fund distributions to our shareholders. As a result, management’s assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but has no impact on cash flow, and to other non-cash charges such as depreciation and impairment charges. In evaluating cash flow from operations, management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of non-cash charges such as depreciation and amortization. Management does not consider unrealized gains and losses from short-term foreign currency fluctuations when evaluating our ability to fund distributions. Management’s evaluation of our potential for generating cash flow includes an assessment of the long-term sustainability of both our real estate portfolio and the assets we manage on behalf of the CPA® REITs.
RESULTS OF OPERATIONS
We evaluate our results from operations by major business segment as follows:
MANAGEMENT SERVICES OPERATIONS — This business segment includes management services performed for the CPA® REITs pursuant to advisory agreements. This business line also includes interest on deferred revenue and earnings from unconsolidated investments in the CPA® REITs accounted for under the equity method which were received in lieu of cash for certain payments due under the advisory agreements. In connection with maintaining our status as a publicly traded partnership, this business segment is carried out largely by corporate subsidiaries which are subject to federal, state, local and foreign taxes as applicable. Our financial statements are prepared on a consolidated basis including these taxable operations and include a provision for current and deferred taxes on these operations.
REAL ESTATE OPERATIONS — This business segment includes the operations of properties under operating lease, properties under direct financing leases, real estate under construction and development, assets held for sale and equity investments in ventures accounted for under the equity method which are engaged in these activities. Because of our legal structure, these operations are not generally subject to federal income taxes; however, they may be subject to certain state, local and foreign taxes.
A summary of comparative results of these business segments is as follows:

W. P. CAREY & CO. LLC
MANAGEMENT SERVICES OPERATIONS

	MANAGEMENT SERVICES OPERATIONS
	FOR THE YEARS ENDED DECEMBER 31,
	2005	2004	CHANGE	2004	2003	CHANGE
REVENUES:
Asset management revenue	$62,294	$61,194	$1,100	$61,194	$56,402	$4,792
Structuring revenue	28,197	33,675	(5,478)	33,675	31,658	2,017
Structuring revenue from CIP® merger	—	11,493	(11,493)	11,493	—	11,493
Incentive and subordinated disposition revenue from CIP® merger	—	42,095	(42,095)	42,095	—	42,095
Revenues of other business operations	372	(1,303)	1,675	(1,303)	1,298	(2,601)

	90,863	147,154	(56,291)	147,154	89,358	57,796

OPERATING EXPENSES:
General and administrative	(49,420)	(45,495)	(3,925)	(45,495)	(39,872)	(5,623)
Depreciation and amortization	(5,602)	(9,366)	3,764	(9,366)	(7,123)	(2,243)

	(55,022)	(54,861)	(161)	(54,861)	(46,995)	(7,866)

OTHER INCOME AND EXPENSES:
Other interest income	2,935	2,857	78	2,857	2,323	534
Income from equity investments	2,092	1,643	449	1,643	859	784
Minority interest in income	235	(1,010)	1,245	(1,010)	(202)	(808)
Gain on foreign currency transactions and other gains, net	2,000	—	2,000	—	—	—
Interest expense	—	(35)	35	(35)	—	(35)

	7,262	3,455	3,807	3,455	2,980	475

Income from continuing operations before income taxes	43,103	95,748	(52,645)	95,748	45,343	50,405
Provision for income taxes	(18,662)	(49,546)	30,884	(49,546)	(17,715)	(31,831)

Income from continuing operations	$24,441	$46,202	$(21,761)	$46,202	$27,628	$18,574

Asset Management Revenue
We earn asset management revenue (asset-based management and performance revenue) from the CPA® REITs based on assets under management. As funds available to the CPA® REITs are invested, the asset base for which we earn revenue increases. The asset management revenue that we earn may increase or decrease depending upon (i) increases in the CPA® REIT asset bases as a result of new investments; (ii) decreases in the CPA® REIT asset base resulting from sales of investments; or (iii) increases or decreases in the asset valuations of CPA® REIT funds.
2005 VS. 2004 – For the years ended December 31, 2005 and 2004, asset management revenue increased $1,100 primarily due to an increase of $7,475 in revenue arising from an increase in assets under management, as described above, including the investment by CPA®:16 — Global of proceeds from its public offering. This increase was partially offset by a decrease of $948 in asset management revenues as a result of the sale by CIP® of $142,161 of its properties to us prior to its merger in September 2004 with CPA®:15 as well as a reduction in marketing and personnel reimbursements. We are reimbursed for marketing costs incurred on behalf of the CPA® REITs when they are actively engaged in fund raising. During 2004, we incurred and were subsequently reimbursed approximately $5,430 in marketing costs as it relates to the CPA®:16 – Global offering. This offering was terminated in March 2005, and as a result we incurred and were therefore reimbursed less in 2005 versus 2004.
During 2005, we structured approximately $865,000 in investments on behalf of the CPA® REITs, of which 68% were structured on behalf of CPA®:16 — Global compared to $890,000 in investments during the prior year, of which 45% were CPA®:16 — Global investments.
A portion of the CPA® REIT asset management revenue is based on each CPA® REIT meeting specific performance criteria and is earned only if the criteria are achieved. The performance criterion for CPA®:16 — Global has not yet been satisfied as of December 31, 2005, resulting in $3,698 in performance revenue being deferred by us for the year ended December 31, 2005. Since the inception of CPA®:16 — Global, we have deferred $4,518 of performance revenue. We will only be able to recognize this revenue if the performance criterion is met. The performance criterion for CPA®:16 — Global is a cumulative non-compounded distribution return to shareholders of 6%. As of December 31, 2005, CPA®:16 — Global’s current distribution rate was 6.25% and its cumulative distribution return was 5.42%. Based on management’s current assessment, CPA®:16 — Global is expected to meet the cumulative performance criterion during the first half of 2007, at which time we would record the cumulative unrecognized revenue. There is no assurance that the performance criterion will be achieved as projected as it is dependent on, among other factors, the investment of CPA®:16 - Global’s existing capital and any additional capital raised in a future offering of its shares, and in the performance of properties that CPA®:16 — Global invests in generating income in excess of the performance criterion, as well as on the distribution rates that may be set by CPA®:16 — Global’s board of directors. If the performance criterion is achieved, incentive compensation related to achievement of the performance criterion, in the amount of $3,335 as of December 31, 2005, would become payable by us to certain employees.
2004 VS. 2003 — For the years ended December 31, 2004 and 2003, asset management revenue increased $4,792 primarily due to an approximate 41% increase in the asset base of the CPA® REITs since December 31, 2003 (including, through September 1, 2004, the asset base of the interests in properties we acquired from CIP®).

W. P. CAREY & CO. LLC
Structuring Revenue
Structuring revenue includes current and deferred acquisition revenue from structuring investments and financing on behalf of the CPA® REITs. Investment activity is subject to fluctuations. As described above in the Current Developments and Trends section, we continue to face intense competition for investments in commercial properties both domestically and internationally.
2005 VS. 2004 — For the years ended December 31, 2005 and 2004, structuring revenue decreased $16,971 primarily due to structuring revenue of $11,493 earned in 2004 in connection with the CIP® and CPA®:15 merger and, to a lesser extent, a reduction in investment volume. The decrease was also partially attributable to charging a reduced fee on an investment completed on behalf of CPA®:16 — Global during 2005 and lower structuring revenue recognized because CPA®:16 — Global has not yet met its performance criterion. We structured approximately $865,000 of investments for the year ended December 31, 2005 as compared with approximately $890,000 in the comparable prior year. Approximately 68% of investments structured during the year ended December 31, 2005 related to CPA®:16 — Global as compared with approximately 45% in the comparable prior year. The increase in the percentage of investments structured on behalf of CPA®:16 — Global resulted in a larger deferral of revenue until CPA®:16 — Global’s performance criterion is achieved.
As discussed above, a portion of the CPA® REIT structuring revenue is based on each CPA® REIT meeting specific performance criteria and is earned only if the criteria are achieved. The performance criterion for CPA®:16 — Global has not yet been satisfied as of December 31, 2005, resulting in $10,174 in structuring revenue being deferred by us for the year ended December 31, 2005. Since the inception of CPA®:16 — Global, we have deferred $17,708 of structuring revenue and interest thereon of $859. We will only be able to recognize this revenue if the performance criterion is met. The current status and anticipated future achievement of the performance criterion is discussed further above. Given that CPA®:16 — Global represents a significant portion of our total 2005 investment volume relative to the other CPA® REITs, and that this is likely to continue to be the case for 2006, structuring revenue is likely to continue to decrease during 2006 unless a liquidity event takes place for CPA®:12. No decisions have been made as to when or in what form such an event might take place.
2004 VS. 2003 — For the years ended December 31, 2004 and 2003, structuring revenue increased $13,510 principally due to revenue of $11,493 that we earned in connection with the CIP® and CPA®:15 merger. We structured investments totaling approximately $890,000 in 2004 as compared with approximately $725,000 in 2003. Although the amount of investments structured increased in 2004 as compared to 2003, the positive impact of this increase on structuring revenue was principally offset by an increase in the deferral of such revenue from structuring investments on behalf of CPA®:16 — Global, as CPA®:16 — Global did not achieve its performance criterion as of December 31, 2004.
Incentive and Subordinated Disposition Revenue from CIP® Merger
In connection with the CIP® merger in September 2004, we earned incentive revenue of $23,681 and subordinated disposition revenue of $18,414 from CIP®, in addition to the structuring revenue described above. Incentive and disposition revenue is generally earned in connection with events which provide liquidity or alternatives to the CPA® REIT shareholders. These events do not occur every year and no such event occurred in 2005 or 2003.
Revenues of Other Business Operations
Revenues from other business operations represent income from a build-to-suit development management agreement with the Los Angeles Unified School District (the “District”). We entered into this agreement through a wholly owned subsidiary during 2002 for the development and construction of a new high school. Income on the project has been recognized using a blended profit margin under the percentage of completion method.
2005 VS. 2004 — For the years ended December 31, 2005 and 2004, we recognized net revenues of $372 and $(1,303) , respectively. The loss in 2004 was primarily due to a change in our estimate of profit on the development project resulting from disputes with the contractor. During 2005, we reached a settlement with the District and certain other parties connected with the build-to-suit development management agreement (see heading Arbitration Settlement in Item 1 of this Annual Report).
2004 VS. 2003 — For the years ended December 31, 2004 and 2003, we recognized a loss of $1,303 and income of $1,298, respectively, from our build-to-suit development management agreement with the District. The decrease in income is attributable to a change in our estimate of profit on the development project resulting from disputes with the contractor.

W. P. CAREY & CO. LLC
General and Administrative
2005 VS. 2004 — For the years ended December 31, 2005 and 2004, general and administrative expenses increased $3,925 primarily due to increases in professional fees of $4,114, business development related expenses of $2,862 and other office expenses of $2,205. These increases were partially offset by a reduction in personnel related costs of approximately $5,430.
The increase in professional fees is primarily related to ongoing securities law compliance, including increased costs of compliance with the Sarbanes-Oxley Act, an increase in costs associated with the ongoing SEC investigation and legal expenses associated with the District settlement referred to above and other legal matters. The increase in business development related expenses is a combination of increased advertising and costs associated with potential investment opportunities which were ultimately not pursued. Also included in business development related expenses is the write-off of approximately $811 of costs due to the withdrawal of Corporate Property Associates International Incorporated’s registration statement related to its proposed public offering of common stock. The increase in office expenses is mainly attributable to the consolidation, since January 1, 2005, of the results of operations of a limited partnership which was previously established to administer an office sharing agreement. As a result, our rental and other office sharing expenses have increased compared with the prior year, although this increase is partially offset by a corresponding decrease in minority interest expense. We are reimbursed for marketing costs incurred on behalf of the CPA® REITs when they are actively engaged in fund raising. During 2004, we incurred and were subsequently reimbursed approximately $5,430 in marketing costs as it relates to the CPA®:16 – Global offering. This offering was terminated in March 2005, and as a result we incurred less in 2005 versus 2004.
2004 VS. 2003 — For the years ended December 31, 2004 and 2003, general and administrative expense increased by $5,623, primarily due to an increase in personnel costs of $3,754 and increases in fees for accounting, auditing and consulting services related to ongoing securities law compliance, including the Sarbanes-Oxley Act, as well as an increase in legal fees related to the ongoing SEC investigation. A portion of personnel costs is directly related to CPA® REIT fundraising and transaction activities. The increase in personnel costs was attributable to higher transaction volume of $165,000 during the comparable years and a $2,385 increase in personnel costs related to non-cash charges for compensation from share incentive plan awards to our officers and employees. Of the $2,385 increase, $2,155 reflects an increase in awards that fluctuate with changes in fair value because such awards are accounted for using variable plan accounting. These increases were partially offset by a decrease in capital raising activities. For the comparable years, there was a decrease in fundraising volume of approximately $41,000.
Depreciation and Amortization
2005 VS. 2004 — For the years ended December 31, 2005 and 2004, depreciation and amortization expense decreased by $3,764. The decrease is primarily due to $2,798 of accelerated amortization and $1,445 of scheduled amortization in 2004 on certain intangible assets related to a management contract with CIP®, which was terminated as a result of CIP®’s merger with CPA®:15 and resulted in no corresponding amortization expense in 2005. These decreases were partially offset by additional depreciation expense in 2005 as a result of an increase in our fixed asset base.
2004 VS. 2003 — For the years ended December 31, 2004 and 2003, depreciation and amortization expense increased by $2,243 primarily due to accelerated amortization of certain intangible assets of $2,798 related to the management contract with CIP®, which was terminated as a result of CIP®’s merger with CPA®:15. This increase was partially offset by a reduction in amortization expense on certain intangibles assets that became fully amortized during 2003.
Income From Equity Investments
2005 VS. 2004 — For the years ended December 31, 2005 and 2004, income from equity investments increased $449, primarily due to an increase in our ownership of shares in the CPA® REITs as a result of receiving restricted shares in consideration for base asset management and performance revenue from certain of the CPA® REITs. Based on current distribution rates, our annual dividends from the CPA® REITs for 2006 are projected to be $4,773.
2004 VS. 2003 — For the years ended December 31, 2004 and 2003, income from equity investments increased $784, primarily due to an increase in our ownership of shares in the CPA® REITs as a result of receiving restricted shares in consideration for performance revenue.

W. P. CAREY & CO. LLC
Gain on Foreign Currency Transactions and Other Gains, net
We recognized a non-cash gain of $2,000 during 2005 as a result of entering into a settlement agreement with the District and certain other parties in connection with the build-to-suit development management agreement described above. The income represents the deferral of a portion of the gain on sale of land to the District in 2002.
Provision for Income Taxes
2005 VS. 2004 — For the years ended December 31, 2005 and 2004, the provision for income taxes decreased $30,884 due to decreased pre-tax earnings in 2005 as discussed above and a decrease in the effective tax rate. Approximately 86% of our management revenue in 2005 was earned by a taxable, wholly owned subsidiary. The effective tax rate for 2005 was 43% as compared to 52% in 2004. The decrease is primarily due to a significant portion of our 2004 revenue being earned in states with higher tax rates.
2004 VS. 2003 — For the years ended December 31, 2004 and 2003, the provision for income taxes increased $31,831 due to increased pre-tax earnings in 2004 as discussed above. Approximately 95% of our management revenue in 2004, which increased $60,397 as compared to 2003, was earned by a taxable, wholly owned subsidiary. The effective income tax rate for 2004 was 52% as compared to 42% in 2003.
Income from Continuing Operations
2005 VS. 2004 — For the years ended December 31, 2005 and 2004, income from continuing operations decreased $21,761 primarily due to the revenue we earned in 2004 related to the CIP® and CPA®:15 merger. The net of tax impact of revenue earned from this merger approximated $27,000. A reduction in structuring revenue as a result of lower investment volume in 2005 as compared to 2004 and an increase in the percentage of investments structured for CPA®:16 — Global also contributed to the decrease in income from continuing operations in 2005, as did the increase in general and administrative expenses described above. These decreases were partially offset by the increased income from other business operations and decreased depreciation and amortization expense as described above.
2004 VS. 2003 — For the years ended December 31, 2004 and 2003, income from continuing operations increased $18,574 primarily due to revenue earned in connection with the CIP® and CPA®:15 merger and increased management revenue earned in connection with 2004 fundraising and investment activity on behalf of the CPA® REITs. These increases were primarily offset by an increase in the provision for income taxes. These variances are all described above.
REAL ESTATE OPERATIONS

	REAL ESTATE OPERATIONS
	FOR THE YEARS ENDED DECEMBER 31,
	2005	2004	CHANGE	2004	2003	CHANGE
REVENUES:
Lease revenues	$69,535	$62,397	$7,138	$62,397	$57,676	$4,721
Other operating income	6,592	5,623	969	5,623	5,211	412
Revenues of other business operations	7,127	7,028	99	7,028	1,800	5,228

	83,254	75,048	8,206	75,048	64,687	10,361

OPERATING EXPENSES:
General and administrative	(5,764)	(5,490)	(274)	(5,490)	(3,823)	(1,667)
Depreciation and amortization	(15,150)	(11,662)	(3,488)	(11,662)	(9,075)	(2,587)
Property expenses	(7,396)	(5,577)	(1,819)	(5,577)	(5,745)	168
Impairment charges and loan losses	(15,154)	(12,899)	(2,255)	(12,899)	(1,480)	(11,419)
Operating expenses of other business operations	(6,327)	(6,261)	(66)	(6,261)	(1,209)	(5,052)

	(49,791)	(41,889)	(7,902)	(41,889)	(21,332)	(20,557)

OTHER INCOME AND EXPENSES:
Other interest income	576	270	306	270	258	12
Income from equity investments	3,090	3,665	(575)	3,665	3,149	516
Minority interest in income	(499)	(489)	(10)	(489)	(168)	(321)
(Loss) gain on foreign currency transactions and other gains, net	(695)	1,222	(1,917)	1,222	48	1,174
Interest expense	(16,787)	(14,453)	(2,334)	(14,453)	(14,660)	207

	(14,315)	(9,785)	(4,530)	(9,785)	(11,373)	1,588

Income from continuing operations before income taxes	19,148	23,374	(4,226)	23,374	31,982	(8,608)
Provision for income taxes	(728)	(1,437)	709	(1,437)	(1,401)	(36)

Income from continuing operations	18,420	21,937	(3,517)	21,937	30,581	(8,644)
Income (loss) from discontinued operations	5,743	(2,298)	8,041	(2,298)	4,669	(6,967)

Net income	$24,163	$19,639	$4,524	$19,639	$35,250	$(15,611)

W. P. CAREY & CO. LLC
Our real estate operations consist of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the years ended December 31, 2005, 2004 and 2003, are as follows:

	Years ended December 31,
	2005	2004	2003
Rental income	$52,386	$44,817	$40,558
Interest income from direct financing leases	17,149	17,580	17,118

	$69,535	$62,397	$57,676

For the years ended December 31, 2005, 2004 and 2003, we earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	Years ended December 31,
	2005	2004	2003
Bouygues Telecom, S.A. (a) (d)	$4,674	$4,436	$3,915
Detroit Diesel Corporation	4,396	4,158	4,158
Dr Pepper Bottling Company of Texas	4,382	4,334	4,290
Orbital Sciences Corporation (c)	3,023	2,747	2,655
Titan Corporation (b)	2,898	965	—
America West Holdings Corp.	2,838	2,838	2,738
AutoZone, Inc.	2,326	2,362	2,393
Quebecor Printing, Inc. (c) (f)	1,941	1,523	1,523
Gibson Greetings, Inc., a wholly owned subsidiary of American Greetings, Inc. (g)	1,884	2,069	2,085
Sybron Dental Specialties Inc.	1,770	1,770	1,613
Unisource Worldwide, Inc.	1,609	1,705	1,710
BE Aerospace, Inc.	1,582	1,585	1,620
Eagle Hardware & Garden, Inc., a wholly owned subsidiary of Lowe’s Companies Inc. (c)	1,549	1,306	1,338
Lucent Technologies, Inc. (b)	1,518	524	—
Sprint Spectrum, L.P.	1,425	1,425	1,425
CSS Industries, Inc. (e)	1,380	1,637	1,647
AT&T Corporation	1,259	1,259	1,259
Enviro Works, Inc. (b)	1,254	433	—
Swat-Fame, Inc. (c)	1,239	1,086	885
United States Postal Service	1,233	1,233	1,233
BellSouth Telecommunications, Inc.	1,224	1,224	1,224
Omnicom Group Inc. (b)	1,140	378	—
Brodart, Co. (e)	1,110	1,273	1,235
Anthony’s Manufacturing Company, Inc.	1,061	1,019	1,019
United Space Alliance, LLC	1,055	1,051	951
Lockheed Martin Corporation	1,039	1,094	1,195
Other (a) (b) (d)	18,726	16,963	15,565

	$69,535	$62,397	$57,676

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	Includes the CIP® real estate interests acquired in September 2004.

(c)	Increase is due to rent increase in 2005.

(d)	Lease revenues applicable to minority interest in the consolidated amounts above total $1,677, $1,597 and $1,316 as of December 31, 2005, 2004 and 2003, respectively.

(e)	Decrease due to a reduction in the estimated residual value of property under direct finance lease.

(f)	In December 2005, Quebecor exercised its option to purchase one of the properties it leases from us. This property has been reclassified to an asset held for sale and its operations have been reclassified to discontinued operations.

(g)	In December 2005, Gibson purchased one of the two properties it leases from us and negotiated a lease termination agreement with us for the remaining property. The operations of the property sold in 2005 have been reclassified to discontinued operations.

W. P. CAREY & CO. LLC
We recognize income from equity investments of which lease revenues are a significant component. Our ownership interests range from 22.5% to 50%. For the years ended December 31, 2005, 2004 and 2003, our share of net lease revenues in the following lease obligations is as follows:

	Years ended December 31,
	2005	2004	2003
Carrefour France, SA (a)	$3,496	$3,417	$253
Federal Express Corporation	2,697	2,668	2,639
CheckFree Holdings Corporation Inc.	2,247	2,180	2,128
Information Resources, Inc.	1,699	1,644	1,644
Sicor, Inc. (b)	1,671	557	—
Hologic, Inc.	1,136	1,136	1,136
Childtime Childcare, Inc.	472	472	470
Titan Corporation (c)	—	354	517

	$13,418	$12,428	$8,787

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	Includes the CIP® real estate interests acquired in September 2004.

(c)	We acquired the remaining interest in this property with the September 2004 acquisition of CIP® real estate interests.
Lease Revenues
2005 VS. 2004 — For the years ended December 31, 2005 and 2004, lease revenues (rental income and interest income from direct financing leases) increased $7,138 primarily due to $7,126 in revenue from properties acquired from CIP® in September 2004, $1,509 in rent increases from existing tenants and $654 of rent increases from new tenants at existing properties. These increases were partially offset by a reduction in rent of $1,417 primarily due to lease expirations at certain properties and a reduction of $734 in interest income from direct financing leases for financial reporting purposes as a result of reducing estimated residual values on several leases. Our net leases generally have rent increases based on formulas indexed to increases in the CPI or other indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future.
In December 2005, we negotiated a lease termination agreement with Gibson, the lessee at our Amberly Village, Ohio property, for lease termination proceeds of $3,000 (see Other Operating Income below). Lease revenue at this property was $1,884 for 2005.
2004 VS. 2003 — For the years ended December 31, 2004 and 2003, lease revenue increased by $4,721. The increase was primarily attributable to revenue earned from the properties acquired from CIP® in September 2004 of $3,559 and additional revenue from rent increases and new tenants at existing properties.
Other Operating Income
Other operating income generally consists of lease termination payments and other non-rent related revenues from real estate operations including, but not limited to, settlements of claims against former lessees. We receive settlements in the ordinary course of business; however, the timing and amount of such settlements cannot always be estimated.
2005 VS. 2004 — For the years ended December 31, 2005 and 2004, other operating income increased $969. The increase is primarily due to $3,000 of lease termination proceeds received from the termination of an existing lease at our property in Amberly Village, Ohio leased to Gibson as well as an increase of $570 in reimbursable tenant costs. Actual recoveries of reimbursable tenant costs are recorded as both revenue and expense and therefore have no impact on net income. These increases were partially offset by a reduction of $2,620 in settlement proceeds received from outstanding bankruptcy claims.
2004 VS. 2003 — For the years ended December 31, 2004 and 2003, other operating income increased $412 primarily due to increased bankruptcy claim distributions and other settlement income received from former lessees in 2004.

W. P. CAREY & CO. LLC
Revenues of Other Business Operations
Revenues of other business operations consist of revenues from Livho, Inc. (“Livho”) a Holiday Inn hotel franchise which we operate at our property in Livonia, Michigan.
2005 VS. 2004 — For the years ended December 31, 2005 and 2004, revenues of other business operations remained relatively unchanged.
2004 VS. 2003 — For the years ended December 31, 2004 and 2003, revenues of other business operations increased by $5,228. The increase is due to the consolidation of Livho’s operations in connection with the adoption of FIN 46(R) on January 1, 2004. Under FIN46(R), Livho is considered to be a variable interest entity, of which we are the primary beneficiary and are therefore required to consolidate the revenues and expenses of its operations. Prior to adopting FIN46(R), we recognized rental revenue from our lease with Livho.
General and Administrative
2005 VS. 2004 — For the years ended December 31, 2005 and 2004, general and administrative expenses increased $274 primarily due to an increase in investor related services, including printing and proxy solicitation costs.
2004 VS. 2003 — For the years ended December 31, 2004 and 2003, general and administrative expenses increased $1,667 primarily due to an increase in fees for auditing and consulting services related to ongoing securities law compliance, including the Sarbanes-Oxley Act and internal audit fees, as well as an increase in legal fees associated with our real estate operations.
Depreciation and Amortization
2005 VS. 2004 — For the years ended December 31, 2005 and 2004, depreciation and amortization expense increased by $3,488. The increase is primarily due to $4,292 of depreciation and amortization expense on the properties acquired from CIP® in September 2004.
2004 VS. 2003 — For the years ended December 31, 2004 and 2003, depreciation and amortization expense increased $2,587. The increase is primarily due to depreciation and amortization expense recognized on the properties acquired from CIP® of $1,766 which was partially offset by a decrease in amortization in connection with certain intangibles that became fully amortized in 2003.
Property Expenses
2005 VS. 2004 — For the years ended December 31, 2005 and 2004, property expenses increased $1,819 primarily due to increases in property related expenses such as legal and professional fees at specific properties and increases in reimbursable tenant costs. Actual recoveries of reimbursable tenant costs are recorded as both revenue and expense and therefore have no impact on net income.
2004 VS. 2003 — For the years ended December 31, 2004 and 2003, property expenses decreased $168 primarily due to decreases in legal and professional fees as well as a reduction in the previously estimated bad debt reserve related to certain tenants. These decreases were partially offset by increases in real estate taxes at specific properties and increased property carrying costs on the properties acquired from CIP® in September 2004.
Impairment Charges and Loan Losses
For the years ended December 31, 2005, 2004 and 2003, we recorded impairment charges and loan losses related to our continuing real estate operations totaling $15,154, $12,899 and $1,480, respectively. During these years, impairment charges were recorded due to several factors including our decision to sell property at less than its carrying value, our determination that the property has experienced an other than temporary decline in value and, for direct financing leases, our assessment that the unguaranteed residual value of the underlying property had declined. The table below summarizes the impairment charges recorded in 2005, 2004 and 2003 for both assets held for use and assets held for sale:

W. P. CAREY & CO. LLC

	2005	2004	2003
	IMPAIRMENT	IMPAIRMENT	IMPAIRMENT
PROPERTY	CHARGES	CHARGES	CHARGES	REASON
Amberly Village, Ohio	$9,450			Property to be sold for less than carrying value - subsequently reclassified as an asset held for use
West Mifflin, Pennsylvania	2,684			Decline in unguaranteed residual value of property
Memphis, Tennessee		$2,337		Decline in unguaranteed residual value of property
Winona, Minnesota		1,250		Loan loss related to sale of property
Livonia, Michigan	1,130	7,500		Decline in asset value
Various properties	1,890	1,812	$1,480	Decline in unguaranteed residual value of properties or decline in asset value

Impairment charges from continuing operations	$15,154	$12,899	$1,480

Toledo, Ohio		$4,700		Property sold for less than carrying value
Berea, Kentucky	$5,241	1,099		Property sold for less than carrying value
Frankenmuth, Michigan		1,000		Property sold for less than carrying value
Lancaster, Pennsylvania			$1,430	Property sold for less than carrying value
Various properties	1,375	2,400	1,530	Property sold / to be sold for less than carrying value or property value has declined

Impairment charges from discontinued operations	$6,616	$9,199	$2,960

Operating Expenses of Other Business Operations
Operating expenses of other business operations consist of operating expenses incurred in operating our Holiday Inn hotel franchise at our property in Livonia, Michigan.
2005 VS. 2004 — For the years ended December 31, 2005 and 2004, operating expenses of other business operations remained relatively unchanged.
2004 VS. 2003 — For the years ended December 31, 2004 and 2003, operating expenses of other business operations increased by $5,052. The increase is due to the consolidation, since January 1, 2004, of Livho’s operations pursuant to the adoption of FIN 46(R) as described above.
Income from Equity Investments
2005 VS. 2004 — For the years ended December 31, 2005 and 2004, income from equity investments decreased $575, primarily due to the full year effect of an acquisition in September 2004 of a 50% interest in a general partnership and the remaining 81.46% interest in a limited partnership. In 2005, we recorded an increase of $244 in the loss related to the 50% interest in the general partnership. In addition, income from equity investments also decreased $303 as a result of the acquisition of the remaining interests in a limited partnership which, subsequent to the acquisition, is accounted for as a consolidated subsidiary.
2004 VS. 2003 — For the years ended December 31, 2004 and 2003, income from equity investments increased $516, primarily due to income of $755 representing the full year impact from the acquisition of a 22.5% interest in eight Carrefour France, SA properties in France in November 2003, partially offset by a decrease in equity income in connection with acquiring a 50% interest in a general partnership and the remaining 81.46% interest in a limited partnership. We recorded a loss of $136 related to the 50% interest in the general partnership in 2004.
Interest Expense
2005 VS. 2004 — For the years ended December 31, 2005 and 2004, interest expense increased $2,334, primarily due to an increase of $2,134 related to higher average outstanding borrowings and higher variable interest rates related to our credit facility, $1,165 related to debt balances outstanding on the properties acquired from CIP® in September 2004 and $526 related to new mortgage debt at existing properties. These increases were partially offset by lower interest payments resulting from paying off mortgage balances and scheduled principal payments. The average outstanding balance and annual variable interest rate on our credit facility increased by approximately $31,000 and 1.8%, respectively, for the comparable years.

W. P. CAREY & CO. LLC
2004 VS. 2003 — For the years ended December 31, 2004 and 2003, interest expense decreased by $207. The decrease was partially due to a reduction in interest expense of $1,371 as a result of paying off mortgage balances and scheduled principal payments. The decrease was partially offset by increases in interest expense of $615 related to the assumption of mortgages from our acquisition of 17 properties from CIP® in September 2004 and $458 related to additional borrowings and higher interest rates related to our credit facility. The average outstanding balance and annual variable interest rate on our credit facility increased by approximately $15,000 and 0.2%, respectively, for the comparable years.
Income from Continuing Operations
2005 VS. 2004 — For the years ended December 31, 2005 and 2004, income from continuing operations decreased $3,517, primarily due to an increase in impairment charges of $2,255. The remainder of the decrease is due to additional operating expenses and interest charges from the CIP® properties acquired in 2004 which were partially offset by income generated by the CIP® properties. These variances are all described above.
2004 VS. 2003 — For the years ended December 31, 2004 and 2003, income from continuing operations decreased $8,644, primarily due to an increase in impairment charges of $11,419 and increases in general and administrative expenses and depreciation and amortization, all of which are described above. These increases were substantially offset by an increase in lease revenues of $4,721, which is described above and an increase in gain on foreign currency transactions of $1,174.
Income (Loss) From Discontinued Operations
2005 — For the year ended December 31, 2005, we earned income from discontinued operations of $5,743 primarily from gains on sales of several properties totaling $10,474 and income of $1,885 from the operations of discontinued operations partially offset by impairment charges totaling $6,616 on several of these properties.
2004 — For the year ended December 31, 2004, we incurred a loss from discontinued operations of $2,298 primarily due to impairment charges totaling $9,199 partially offset by income from operations of discontinued operations.
2003 — For the year ended December 31, 2003, we earned income from discontinued operations of $4,669 primarily from income of $6,391 from the operations of discontinued operations and gains on the sale of real estate of $1,238 partially offset by impairment charges totaling $2,960 on several of these properties.
Impairment charges for 2005, 2004 and 2003 are described in Impairment Charges and Loan Losses above.
The effect of suspending depreciation expense as a result of the classification of certain properties as held for sale was $235, $381 and $259 for the years ended December 31, 2005, 2004 and 2003, respectively.
FINANCIAL CONDITION
Uses of Cash During the Year
There has been no material change in our financial condition since December 31, 2004. Cash and cash equivalents totaled $13,014 as of December 31, 2005, a decrease of $3,701 from the December 31, 2004 balance. We believe that we will generate sufficient cash from operations and, if necessary, from the proceeds of limited recourse mortgage loans, unused capacity on our credit facility, unsecured indebtedness and the issuance of additional equity securities to meet our short-term and long-term liquidity needs. We assess our ability to access capital on an ongoing basis. Our use of cash during the year is described below.
Operating Activities
In evaluating cash flow from operations, management includes cash flow from distributions received on equity investments, which are included in investing activities to the extent that the distributions in excess of equity income are the result of non-cash charges such as depreciation and amortization. Distributions paid to shareholders of $67,004 were substantially funded by cash flows from operating activities and distributions received from equity investments of $58,871. Existing cash and cash equivalent reserves were used to fund the difference. For 2006, we have elected to continue to receive all performance revenue from the CPA® REITs as well as the asset management revenue payable by CPA®:16 — Global in restricted shares rather than cash. However, for 2006 we have elected to receive the base asset management revenue from CPA®:12 in cash. While we expect that the election to receive restricted shares will continue to have a negative impact on cash flows during 2006, as the election as to which revenue to collect in cash or stock is annual, we

W. P. CAREY & CO. LLC
expect that cash flows will benefit by approximately $3,800 as a result of receiving CPA®:12’s base asset management revenue in cash instead of restricted shares.
During 2005, we received revenue of $22,847 in connection with structuring investments and revenue of $20,523 from providing asset-based management services on behalf of the CPA® REITs, exclusive of that portion of such revenue being satisfied by the CPA® REITs through the issuance of their restricted common stock rather than paying cash. In January 2005, we received $11,817 from the annual installment of deferred acquisition revenue. The next installment of deferred acquisition revenue was received in January 2006 and amounted to $15,474, including interest. The installments are subject to certain subordination provisions. CPA®:16 - Global has not yet met the subordination provisions and management currently anticipates that no deferred amounts will be paid until the first half of 2007.
Our real estate operations provided cash flows (contractual lease revenues, net of property-level debt service) of approximately $51,674. Annual cash flow from operations is currently projected to fund distributions; however, operating cash flow fluctuates on a quarterly basis due to factors that include the timing of the receipt of transaction-related revenue, the timing of certain compensation costs that are paid and receipt of the annual installment of deferred acquisition revenue and interest thereon in the first quarter.
Cash flows from operating activities for the year ended December 31, 2005, were affected by several factors including the following:
–	During 2004, cash flows from operating activities benefited as a result of revenue earned in connection with the CIP® and CPA®:15 merger. The net of tax impact of this revenue approximated $27,000 in 2004.

–	We used approximately $5,200 to fund a portion of our 2004 tax liability.

–	In 2005, we elected to receive all performance revenue of the CPA® REITs as well as the base asset management revenue of CPA®:12 and the asset management revenue payable by CPA®:16 — Global in restricted shares rather than cash. This election, combined with an increase in performance revenue over the prior year, resulted in $10,859 less in cash being received from the CPA® REITs in 2005 as compared with 2004.
Investing Activities
Our investing activities are generally comprised of real estate transactions (purchases and sales) and capitalized property related costs.
Substantially all of our property-related activity for 2005 was comprised of selling several properties. We did not make any significant investments in 2005. Net proceeds from the sales of several properties and investments totaled $45,542 in 2005. In line with our strategy of selling certain of our smaller properties as well as properties that do not generate significant cash flow or require more intensive asset management services, two of the properties disposed of in 2005 were vacant. During 2005, we also paid our annual installment of deferred acquisition revenue of $524 to our former management company relating to 1998 and 1999 property acquisitions. The remaining obligation as of December 31, 2005 is $1,185. We currently anticipate using cash from operations to fund the remaining obligation.
During the year ended December 31, 2005, we received distributions of $5,019 from the CPA® REITs, with $2,927 included in cash flows from investing activities, representing an amount in excess of the income recognized on the CPA® REIT investments for financial reporting purposes.
Financing Activities
During 2005, we paid distributions to shareholders of $67,004, an increase over the prior year. In addition to paying distributions, our financing activities included making scheduled and prepaying mortgage principal payments totaling $14,122 and paying down the outstanding balance on our credit facility by $87,000. We used a portion of the proceeds of $61,764 from refinancing of several limited recourse mortgages, $45,542 from the sales of properties and investments and cash generated from operations in the normal course of business to fund the repayment on our credit facility. Gross borrowings under the credit facility were $60,000, which were used for several purposes in the normal course of business, and repayments were $147,000. We also raised $4,400 from the issuance of shares primarily through our Distribution Reinvestment and Share Purchase Plan.
In the case of limited recourse mortgage financing that does not fully amortize over its term or is currently due, we are responsible for the balloon payment only to the extent of our interest in the encumbered property because the holder generally has recourse only to the collateral. When balloon payments come due, we may seek to refinance the loans, restructure the debt with the existing

W. P. CAREY & CO. LLC
lenders or evaluate our ability to satisfy the obligation from our existing resources including our revolving line of credit. To the extent the remaining initial lease term on any property remains in place for a number of years beyond the balloon payment date, we believe that the ability to refinance balloon payment obligations is enhanced. We also evaluate our outstanding loans for opportunities to refinance debt at lower interest rates that may occur as a result of decreasing interest rates or improvements in the credit rating of tenants. We believe we have sufficient resources to pay off the loans if they are not refinanced. In addition, approximately 78% of our outstanding mortgage debt has fixed rates of interest so that debt service obligations will not significantly increase if market interest rates increase.
Cash Resources
As of December 31, 2005, we had $13,014 in cash and cash equivalents, which can be used for working capital needs and other commitments and may be used for future real estate investments. We also have a credit facility with unused capacity of up to $210,000 available as of December 31, 2005, which is also available to meet working capital needs and other commitments. In addition, debt may be incurred on unleveraged properties with a carrying value of $240,401 as of December 31, 2005 and any proceeds may be used to finance future real estate investments. During 2005, we took advantage of low long-term interest rates by refinancing or placing new fixed rate financing on several properties totaling approximately $66,400 at a weighted average interest rate of 5.10% for an average term of 9 years. Net proceeds from these financings were primarily used to pay down short-term variable rate debt outstanding on our credit facility. We continue to evaluate other fixed-rate financing options, such as obtaining limited recourse financing on our unleveraged properties. Any financing obtained may be used for working capital objectives and may be used to pay down existing debt balances.
The credit facility has financial covenants requiring us, among other things, to maintain a minimum equity value and to meet or exceed certain operating and coverage ratios. We are in compliance with these covenants as of December 31, 2005. Advances are prepayable at any time. Amounts drawn on the credit facility, which expires in May 2007, bear interest at a rate of either (i) the one, two, three or six-month LIBOR, plus a spread which ranges from 0.6% to 1.45% depending on leverage or corporate credit rating or (ii) the greater of the bank’s Prime Rate and the Federal Funds Effective Rate, plus .50%, plus a spread of up to .125% depending on our leverage ratio.

	DECEMBER 31, 2005		DECEMBER 31, 2004
	MAXIMUM	OUTSTANDING	MAXIMUM	OUTSTANDING
	AVAILABLE	BALANCE	AVAILABLE	BALANCE
Credit Facility (1)	$225,000	$15,000	$225,000	$102,000

(1)	We have a credit facility for a $175,000 line of credit, which matures in May 2007. This facility provides us the right, on up to two occasions through May 27, 2006, to increase the amount available under the line of credit by not less than $20,000 and not more than $50,000 up to a maximum of $225,000.
We own approximately 780,000 shares of Meristar Hospitality Corp. In February 2006, Blackstone Group announced a deal to buy Meristar for $10.45 per share. Based on the proposed purchase price, we will receive approximately $8,150 and expect to record a gain of approximately $4,800 once this deal is completed, excluding impairment charges totaling $11,345 previously recognized against this investment.
Cash Requirements
During the next twelve months, cash requirements will include paying distributions to shareholders, scheduled mortgage principal payments, including mortgage balloon payments totaling $14,632 with $10,299 due in June 2006 and $4,333 due in July 2006, making distributions to minority partners as well as other normal recurring operating expenses. We may also seek to use our cash to invest in new properties, to repurchase shares under our share repurchase program and maintain cash balances sufficient to meet working capital needs. We may issue additional shares in connection with investments in real estate when it is consistent with the objectives of the seller.
We have budgeted capital expenditures of up to approximately $1,550 at various properties during 2006. The capital expenditures will primarily be for tenant and property improvements in order to enhance a property’s cash flow or marketability for re-leasing or sale.
We expect to meet our capital requirements to fund future investments, any capital expenditures on existing properties and scheduled debt maturities on limited recourse mortgages through use of our cash reserves or unused amounts on our credit facility.

W. P. CAREY & CO. LLC
AGGREGATE CONTRACTUAL AGREEMENTS
The table below summarizes our contractual obligations as of December 31, 2005 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods.

		Less than		3-5	More than
	Total	1 Year	1-3 Years	Years	5 years
Mortgage notes payable — Principal	$231,113	$15,394	$44,942	$56,367	$114,410
Mortgage notes payable — Interest (1)	73,397	14,227	24,383	16,129	18,658
Credit facility — Principal	15,000	—	15,000	—	—
Credit facility — Interest (1)	1,057	746	311	—	—
Deferred acquisition revenue due to affiliates — Principal	1,185	524	656	5	—
Deferred acquisition revenue due to affiliates — Interest	119	71	48	—	—
Operating leases (2)	29,680	2,008	5,265	5,575	16,832

	$351,551	$32,970	$90,605	$78,076	$149,900

(1)	Interest on variable rate debt obligations was calculated using the variable interest rate as of December 31, 2005.

(2)	Operating lease obligations consist primarily of the total minimum rents payable on the lease for our principal offices. We are reimbursed by affiliates for their share of the minimum rents under an office cost-sharing agreement. Such amounts are allocated among the entities, based on gross revenues and are adjusted quarterly.
Amounts related to our foreign operations are based on the exchange rate of the Euro as of December 31, 2005.
The Company has employment contracts with several senior executives. These contracts provide for severance payments in the event of termination under certain conditions.
As of December 31, 2005, we have no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
We and Carey Financial Corporation (“Carey Financial”), our wholly-owned broker-dealer subsidiary, are currently subject to an SEC investigation into payments made to third-party broker-dealers in connection with the distribution of REITs managed by us and other matters. Although no regulatory action has been initiated against us or Carey Financial in connection with the matters being investigated, we expect that the Commission may pursue an action in the future. The potential timing of any such action and the nature of the relief or remedies the Commission may seek cannot be predicted at this time. If such an action is brought, it could materially affect our cash requirements. See Item 3-Legal Proceedings for a discussion of this investigation.
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
CRITICAL ACCOUNTING ESTIMATES
Our significant accounting policies are described in note 2 to the consolidated financial statements. Many of these accounting policies require certain judgment and the use of certain estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if

W. P. CAREY & CO. LLC
underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. Those accounting policies that require significant estimation and/or judgment are listed below.
Classification of Real Estate Assets
We classify our directly owned leased assets for financial reporting purposes or when significant lease items are amended as either real estate leased under the operating method or net investment in direct financing leases at the inception of a lease. This classification is based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. In determining the classification of a lease, we use estimates of remaining economic life provided by third party appraisals of the leased assets. The calculation of the present value of future minimum rents includes determining a lease’s implicit interest rate, which requires an estimate of the residual value of leased assets as of the end of the non-cancelable lease term. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets. The contractual terms of our leases are not necessarily different for operating and direct financing leases; however the classification is based on accounting pronouncements which are intended to indicate whether the risks and rewards of ownership are retained by the lessor or substantially transferred to the lessee. Management believes that it retains certain risks of ownership regardless of accounting classification. Assets classified as net investment in direct financing leases are not depreciated and, therefore, the classification of assets may have a significant impact on net income even though it has no effect on cash flows.
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
The value attributed to tangible assets is determined in part using a discount cash flow model which is intended to approximate what a third party would pay to purchase the property as vacant and rent at current “market” rates. In applying the model, we assume that the disinterested party would sell the property at the end of a market lease term. Assumptions used in the model are property-specific as it is available; however, when certain necessary information is not available, we will use available regional and property-type information. Assumptions and estimates include a discount rate or internal rate of return, marketing period necessary to put a lease in place, carrying costs during the marketing period, leasing commissions and tenant improvements allowances, market rents and growth factors of such rents, market lease term and a cap rate to be applied to an estimate of market rent at the end of the market lease term.
Above-market and below-market lease intangibles are based on the difference between the market rent and the contractual rents and are discounted to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired. We acquire properties subject to net leases and consider the credit of the lessee in negotiating the initial rent.
The total amount of other intangibles is allocated to in-place lease values and tenant relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with each tenant. Characteristics we consider in allocating these values include the expectation of lease renewals, nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant and the tenant’s credit quality, among other factors. Intangibles for above-market and below-market leases, in-place lease intangibles and tenant relationships are amortized over their estimated useful lives. In the event that a lease is terminated, the unamortized portion of each intangible, including market rate adjustments, in-place lease values and tenant relationship values, are charged to expense.
Factors considered include the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Estimated carrying costs include real estate taxes, insurance, other property operating costs, expectation of funding tenant improvements and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on assessments of specific market conditions. Estimated costs to execute leases include commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the property.

W. P. CAREY & CO. LLC
Basis of Consolidation
The consolidated financial statements include the Company, our wholly owned and majority owned controlled subsidiaries and two variable interest entities (“VIE”) in which we are the primary beneficiary. All material inter-entity transactions have been eliminated.
For acquisitions of an interest in an entity or newly formed joint venture or limited liability company, we evaluate the entity to determine if the entity is deemed a VIE, and if we are deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). Entities that meet one or more of the criteria listed below are considered VIEs.
–	Our equity investment is not sufficient to allow the entity to finance its activities without additional third party financing;

–	We do not have the direct or indirect ability to make decisions about the entity’s business;

–	We are not obligated to absorb the expected losses of the entity;

–	We do not have the right to receive the expected residual returns of the entity; and

–	Our voting rights are not proportionate to our economic interests, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights.
We consolidate the entities that are VIEs when we are deemed to be the primary beneficiary of the VIE. For entities where we are not deemed to be the primary beneficiary of the VIE and our ownership is 50% or less and we have the ability to exercise significant influence as well as jointly-controlled tenancy-in-common interests we use the equity accounting method, i.e. at cost, increased or decreased by our share of earnings or losses, less distributions. When events occur, we will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is to determine if there is a change in the original determinations.
Beginning in 2004, we accounted for our interest in CPA®:16 — Global under the equity method. For 2003, the financial statements of CPA®:16 — Global, which was formed in June 2003, were included in our consolidated financial statements, as we owned all of CPA®:16 — Global’s outstanding common stock. The consolidated financial statements also include the accounts of Corporate Property Associates International Incorporated (“CPAI”), which was formed in July 2003. We own all of CPAI’s outstanding common stock. During 2005, CPAI withdrew its registration statement with the SEC for a public offering of its common stock and as a result, wrote off approximately $811 in organization costs.
We have interests in five joint ventures that are consolidated and have minority interests that have finite lives and were considered mandatorily redeemable non-controlling interests prior to the issuance of FSP 150-3. As a result of the deferral provisions of FSP 150-3, these minority interests have not been reflected as liabilities.
Impairments
Impairment charges may be recognized on long-lived assets, including but not limited to, real estate, direct financing leases, assets held for sale, goodwill and equity investments. Estimates and judgments are used when evaluating whether these assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we perform projections of undiscounted cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires us to make our best estimate of market rents, residual values and holding periods. In our evaluations, we generally obtain market information from outside sources; however, such information requires us to determine whether the information received is appropriate to the circumstances. As our investment objective is to hold properties on a long-term basis, holding periods used in the analyses generally range from five to ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. We will consider the likelihood of possible outcomes in determining the best possible estimate of future cash flows. Because in most cases, each of our properties is leased to one tenant, we are more likely to incur significant writedowns when circumstances change because of the possibility that a property will be vacated in its entirety and, therefore, it is different from the risks related to leasing and managing multi-tenant properties. Events or changes in circumstances can result in further non-cash writedowns and impact the gain or loss ultimately realized upon sale of the assets.

W. P. CAREY & CO. LLC
We perform a review of our estimate of residual value of our direct financing leases at least annually to determine whether there has been an other than temporary decline in the current estimate of residual value of the underlying real estate assets (i.e., the estimate of what we could realize upon sale of the property at the end of the lease term). If the review indicates a decline in residual value, that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised to reflect the decrease in the expected yield using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue. While an evaluation of potential impairment of real estate accounted for under the operating method is determined by a change in circumstances, the evaluation of a direct financing lease can be affected by changes in long-term market conditions even though the obligations of the lessee are being met. Changes in circumstances include, but are not limited to, vacancy of a property not subject to a lease and termination of a lease. We may also assess properties for impairment because a lessee is experiencing financial difficulty and because management expects that there is a reasonable probability that the lease will be terminated in a bankruptcy proceeding or a property remains vacant for a period that exceeds the period anticipated in a prior impairment evaluation.
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
When we identify assets as held for sale, we discontinue depreciating the assets and estimate the sales price, net of selling costs, of such assets. If in our opinion, the net sales price of the assets, which have been identified for sale, is less than the net book value of the assets, an impairment charge is recognized and a valuation allowance is established. To the extent that a purchase and sale agreement has been entered into, the allowance is based on the negotiated sales price. To the extent that we have adopted a plan to sell an asset but have not entered into a sales agreement, we will make judgments of the net sales price based on current market information. Accordingly, the initial assessment may be greater or less than the purchase price subsequently committed to and may result in a further adjustment to the fair value of the property. If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used or (b) the fair value at the date of the subsequent decision not to sell.
Provision for Uncollected Amounts from Lessees
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because our real estate operations segment has a limited number of lessees (fewer than 30 lessees represented more than 70% of annual rental income during 2005), we believe that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. We generally recognize a provision for uncollected rents and other tenant receivables and measure our allowance against actual arrearages. For amounts in arrears, we make subjective judgments based on our knowledge of a lessee’s circumstances and may reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.

W. P. CAREY & CO. LLC
Determination of Certain Asset Based Management and Performance Revenue
We earn asset-based management and performance revenue for providing property management, leasing, advisory and other services to the CPA® REIT’s. For certain CPA® REIT’s, this revenue is based on third party annual valuations of the underlying real estate assets of the CPA® REIT. The valuation uses estimates, including but not limited to, market rents, residual values and increases in the CPI and discount rates. Differences in the assumptions applied would affect the amount of revenue that we recognize. Additionally, a deferred compensation plan for certain officers is valued based on the results of the annual valuations. The effect of any changes in the annual valuations will affect both revenue and compensation expense and therefore the determination of net income.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) is an amendment of SFAS 123 and requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is required to be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) also contains additional minimum disclosure requirements that include, but are not limited to, the valuation method and assumptions used, amounts of compensation capitalized and modifications made. The effective date of SFAS 123(R) was subsequently amended by the SEC to be as of the beginning of the first reporting period of fiscal years beginning on or after December 15, 2005, and allows several different methods of transition. We adopted SFAS 123(R) on January 1, 2006 using the modified prospective application method. Based on total non-vested awards as of December 31, 2005, we expect to record compensation expense of approximately $1,200 during 2006.
In March 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was effective no later than fiscal years ending after December 15, 2005. We adopted FIN 47 as required effective December 31, 2005 and the initial application of this Interpretation did not have a material effect on our financial position or results of operations.
In June 2005, the Emerging Issues Task Force issued EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46(R). The Task Force reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting. EITF 04-05 was effective immediately for all arrangements created or modified after June 29, 2005. For all other arrangements, application of EITF 04-05 is required effective for the first reporting period in fiscal years beginning after December 15, 2005 (i.e., effective January 1, 2006 for us) using either a cumulative-effect-type adjustment or using a retrospective application. We do not believe that the adoption of EITF 04-05 will have a material impact on our financial position or results of operations.
In October 2005, the FASB issued Staff Position No. 13-1 “Accounting for Rental Costs Incurred during a Construction Period” (“FSP FAS 13-1”). FSP FAS 13-1 addresses the accounting for rental costs associated with operating leases that are incurred during

W. P. CAREY & CO. LLC
the construction period. FSP FAS 13-1 makes no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Therefore, rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense, allocated over the lease term in accordance with SFAS No. 13 and Technical Bulletin 85-3. FSP FAS 13-1 is effective for the first reporting period beginning after December 15, 2005. We adopted FSP FAS 13-1 as required on January 1, 2006 and the initial application of this Staff Position did not have a material impact on our financial position or results of operations.
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
At December 31, 2005, $181,116 of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. Interest on fixed rate debt as of December 31, 2005 ranged from 4.87% to 10.125%. The interest rates on variable rate debt as of December 31, 2005 ranged from 4.49% to 6.44%.
Advances from the line of credit, which expires in 2007, bear interest at an annual rate of either (i) the one, two, three or six-month LIBOR, plus a spread which ranges from 0.6% to 1.45% depending on leverage or corporate credit rating or (ii) the greater of the bank’s Prime Rate and the Federal Funds Effective Rate, plus .50%, plus a spread of up to .125% depending on our leverage ratio.

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed rate debt	$12,999	$24,744	$9,625	$36,627	$13,448	$83,673	$181,116	$180,190
Weighted average interest rate	7.21%	7.84%	7.32%	7.30%	7.61%	5.65%
Variable rate debt	$2,395	$17,648	$7,925	$3,101	$3,191	$30,737	$64,997	$64,997
Annual interest expense would increase or decrease on variable rate debt by approximately $650 for each 1% increase or decrease in interest rates. A change in interest rates of 1% would impact the fair value of our fixed rate debt at December 31, 2005 by approximately $3,296.
Foreign Currency Exchange Rate Risk
We have foreign operations in France and as such are subject to risk from the effects of exchange rate movements of the Euro, which may affect future costs and cash flows. We are a net receiver of the Euro (we receive more cash than we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the Euro. For the year ended December 31, 2005, we recognized $19 in foreign currency transaction losses in connection with the transfer of cash from foreign operating subsidiaries to the parent company. The cash received was subsequently converted into dollars. In addition, for the year ended December 31, 2005, we recognized net unrealized foreign currency losses of $830. The cumulative foreign currency translation adjustment reflects a loss of $835. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.
Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases and scheduled principal payments for mortgage notes payable for our foreign operations during each of the next five years and thereafter are as follows:

	2006	2007	2008	2009	2010	Thereafter	Total
Minimum rents (1)	$5,863	$5,820	$5,362	$4,772	$3,115	$6,718	$31,650
Mortgage notes payable (1)	2,395	2,648	2,925	3,101	3,191	30,738	44,998

(1)	Based on the December 31, 2005 exchange rate for the Euro.

W. P. CAREY & CO. LLC
ITEM 8. Financial Statements and Supplementary Data.
The following financial statements and schedule are filed as a part of this Report:
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2005 and 2004.
Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004 and 2003.
Consolidated Statements of Members’ Equity for the years ended December 31, 2005, 2004 and 2003.
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.
Notes to Consolidated Financial Statements.
Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2005.
Notes to Schedule III.
Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

W. P. CAREY & CO. LLC
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of W.P. Carey & Co. LLC:
We have completed integrated audits of W.P. Carey & Co. LLC’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of W.P. Carey & Co. LLC and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 8, 2006

W. P. CAREY & CO. LLC
CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	December 31,
	2005	2004
ASSETS:
Real estate, net	$454,478	$476,365
Net investment in direct financing leases	131,975	190,644
Equity investments	134,567	110,379
Operating real estate, net	7,865	9,140
Assets held for sale	18,815	12,802
Cash and cash equivalents	13,014	16,715
Due from affiliates	82,933	63,471
Goodwill	63,607	63,607
Intangible assets, net	40,700	50,501
Other assets, net	35,308	19,915

Total assets	$983,262	$1,013,539

LIABILITIES, MINORITY INTEREST AND MEMBERS’ EQUITY:
Liabilities:
Mortgage notes payable	$226,701	$190,698
Mortgage notes payable on assets held for sale	4,412	—
Credit facility	15,000	102,000
Accrued interest	2,036	1,389
Dividends payable	16,963	16,626
Due to affiliates	2,994	2,033
Accounts payable and accrued expenses	23,002	19,838
Prepaid rental income and security deposits	4,391	4,881
Accrued income taxes	634	3,909
Deferred income taxes, net	39,908	38,359
Other liabilities	36,064	11,748

Total liabilities	372,105	391,481

Minority interest	3,689	1,407

Commitments and contingencies (Note 11)
Members’ Equity:
Listed shares, no par value, 100,000,000 shares authorized, 37,706,247 and 37,523,462 shares issued and outstanding at December 31, 2005 and 2004	740,593	734,658
Dividends in excess of accumulated earnings	(131,178)	(112,441)
Unearned compensation	(5,119)	(5,366)
Accumulated other comprehensive income	3,172	3,800

Total members’ equity	607,468	620,651

Total liabilities, minority interest and members’ equity	$983,262	$1,013,539

The accompanying notes are an integral part of these consolidated financial statements.

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share and share amounts)

	For the years ended December 31,
	2005	2004	2003
REVENUES:
Asset management revenue	$62,294	$61,194	$56,402
Structuring revenue	28,197	45,168	31,658
Rental income	52,386	44,817	40,558
Interest income from direct financing leases	17,149	17,580	17,118
Incentive and subordinated disposition revenue from CIP® merger	—	42,095	—
Other operating income	6,592	5,623	5,211
Revenues of other business operations	7,499	5,725	3,098

	174,117	222,202	154,045

OPERATING EXPENSES:
General and administrative	(55,184)	(50,985)	(43,695)
Depreciation	(11,939)	(10,954)	(8,939)
Amortization	(8,813)	(10,074)	(7,259)
Property expenses	(7,396)	(5,577)	(5,745)
Impairment charges and loan losses	(15,154)	(12,899)	(1,480)
Operating expenses of other business operations	(6,327)	(6,261)	(1,209)

	(104,813)	(96,750)	(68,327)

OTHER INCOME AND EXPENSES:
Other interest income	3,511	3,127	2,581
Income from equity investments	5,182	5,308	4,008
Minority interest in income	(264)	(1,499)	(370)
Gain on foreign currency transactions and other gains, net	1,305	1,222	48
Interest expense	(16,787)	(14,488)	(14,660)

	(7,053)	(6,330)	(8,393)

Income from continuing operations before income taxes	62,251	119,122	77,325
Provision for income taxes	(19,390)	(50,983)	(19,116)

Income from continuing operations	42,861	68,139	58,209

DISCONTINUED OPERATIONS:
Income from operations of discontinued properties	1,885	6,812	6,391
Gains on sale of real estate, net	10,474	89	1,238
Impairment charges on properties held for sale	(6,616)	(9,199)	(2,960)

Income (loss) from discontinued operations	5,743	(2,298)	4,669

NET INCOME	$48,604	$65,841	$62,878

BASIC EARNINGS PER SHARE:
Income from continuing operations	$1.14	$1.82	$1.59
Income (loss) from discontinued operations	.15	(.06)	.13

Net income	$1.29	$1.76	$1.72

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$1.10	$1.75	$1.52
Income (loss) from discontinued operations	.15	(.06)	.12

Net income	$1.25	$1.69	$1.64

DIVIDENDS DECLARED PER SHARE:	$1.79	$1.76	$1.73

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	37,688,835	37,417,918	36,566,338

Diluted	39,020,801	38,961,748	38,434,169

The accompanying notes are an integral part of these consolidated financial statements.

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2005	2004	2003
Net income	$48,604	$65,841	$62,878
Other comprehensive income:
Change in unrealized appreciation on marketable securities, net of taxes of $327 in 2005, $1,098 in 2004 and $843 in 2003	722	1,467	2,567
Foreign currency translation adjustment, net of taxes of $611 in 2005, $122 in 2004 and $(655) in 2003	(1,350)	(163)	1,994

	(628)	1,304	4,561

Comprehensive income	$47,976	$67,145	$67,439

The accompanying notes are an integral part of these consolidated financial statements.

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
For the years ended December 31, 2005, 2004 and 2003
(In thousands except share and per share amounts)

			Dividends		Accumulated
			in Excess of		Other
		Paid-in	Accumulated	Unearned	Comprehensive
	Shares	Capital	Earnings	Compensation	Income(Loss)	Total
Balance at January 1, 2003	35,944,110	$690,594	$(111,970)	$(5,671)	$(2,065)	$570,888
Cash proceeds on issuance of shares, net	412,012	7,789				7,789
Shares issued in connection with services rendered and properties acquired	5,846	160				160
Shares issued in connection with prior acquisition	400,000	8,909				8,909
Shares and options issued under share incentive plans	47,550	1,212		(2,827)		(1,615)
Forfeitures	(9,726)	(132)		99		(33)
Dividends declared			(63,478)			(63,478)
Tax benefit — share incentive plans		2,700				2,700
Amortization of unearned compensation				3,536		3,536
Repurchase and retirement of shares	(54,765)	(1,508)				(1,508)
Net income			62,878			62,878
Change in other comprehensive income					4,561	4,561

Balance at December 31, 2003	36,745,027	709,724	(112,570)	(4,863)	2,496	594,787

Cash proceeds on issuance of shares, net	274,262	6,649				6,649
Shares issued in connection with services rendered	8,938	271				271
Shares issued in connection with prior acquisition	500,000	13,734				13,734
Shares and options issued under share incentive plans	118,683	3,538		(4,409)		(871)
Forfeitures	(32,869)	(138)		138		—
Dividends declared			(65,712)			(65,712)
Tax benefit — share incentive plans		3,423				3,423
Amortization of unearned compensation				3,768		3,768
Repurchase and retirement of shares	(90,579)	(2,543)				(2,543)
Net income			65,841			65,841
Change in other comprehensive income					1,304	1,304

Balance at December 31, 2004	37,523,462	734,658	(112,441)	(5,366)	3,800	620,651

Cash proceeds on issuance of shares, net	182,273	4,400				4,400
Shares issued in connection with services rendered	7,288	217				217
Shares and options issued under share incentive plans	101,300	3,422		(3,422)		—
Forfeitures	(14,301)	(502)		459		(43)
Dividends declared			(67,341)			(67,341)
Tax benefit — share incentive plans		604				604
Amortization of unearned compensation				3,210		3,210
Repurchase and retirement of shares	(93,775)	(2,206)				(2,206)
Net income			48,604			48,604
Change in other comprehensive income					(628)	(628)

Balance at December 31, 2005	37,706,247	$740,593	$(131,178)	$(5,119)	$3,172	$607,468

The accompanying notes are an integral part of these consolidated financial statements.

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Revised)
(in thousands)

	For the years ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$48,604	$65,841	$62,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets and deferred financing costs	21,623	22,298	19,340
Distribution received in excess of accumulated earnings and equity income in excess of distributions	479	(793)	(23)
Gain on sales of real estate and securities, net	(10,570)	(90)	(660)
Recognition of deferred gain on completion of development project	(2,000)	—	—
Minority interest in income	264	1,499	370
Straight-line rent adjustments	3,776	1,732	74
Management income received in shares of affiliates	(31,858)	(20,999)	(18,599)
Unrealized loss (gain) on foreign currency transactions and warrants	779	(790)	(130)
Impairment charges and loan losses	21,770	22,098	4,440
Deferred income taxes	1,549	8,827	9,769
Realized loss (gain) on foreign currency transactions	19	(430)	(556)
Costs paid by issuance of shares	201	168	215
(Decrease) increase in accrued taxes payable	(3,274)	2,099	(3,475)
Tax charge — share incentive plans	604	3,423	2,700
Amortization of unearned compensation	3,936	3,768	3,536
Deferred acquisition revenue received	8,961	5,978	1,495
Increase in structuring revenue receivable	(5,304)	(14,860)	(13,424)
Net changes in other operating assets and liabilities	(6,852)	(920)	(655)

Net cash provided by operating activities	52,707	98,849	67,295

Cash flows from investing activities:
Distributions received from equity investments in excess of equity income	6,164	6,933	3,503
Capital distributions from equity investment	—	—	6,582
Purchases of real estate and equity investments	—	(115,522)	(8,184)
Capital expenditures	(2,975)	(1,596)	(2,843)
Purchase of investment	(465)	—	—
Payment of deferred acquisition revenue to affiliate	(524)	(524)	(524)
Release of funds from escrow in connection with the sale of a property	—	7,185	—
Proceeds from sales of property and investments	45,542	6,548	24,395
Cash acquired on acquisition of subsidiary	—	—	1,300

Net cash provided by (used in) investing activities	47,742	(96,976)	24,229

Cash flows from financing activities:
Dividends paid	(67,004)	(65,073)	(62,978)
Contributions from minority interests	1,539	—	—
Distributions to minority interests	(355)	(1,101)	—
Scheduled payments of mortgage principal	(9,229)	(9,428)	(8,548)
Proceeds from mortgages and credit facility	121,764	170,000	82,683
Prepayments of mortgage principal and credit facility	(151,893)	(106,962)	(107,854)
Payment of financing costs	(797)	(1,238)	(391)
Proceeds from issuance of shares	4,400	6,649	7,789
Retirement of shares	(2,206)	(2,543)	—

Net cash used in financing activities	(103,781)	(9,696)	(89,299)

Effect of exchange rate changes on cash	(369)	179	830

Net (decrease) increase in cash and cash equivalents	(3,701)	(7,644)	3,055
Cash and cash equivalents, beginning of year	16,715	24,359	21,304

Cash and cash equivalents, end of year	$13,014	$16,715	$24,359

(Continued)

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Revised) (Continued)
(In thousands except share and per share amounts)
Non-cash investing and financing activities:
A.	In connection with the acquisition of Carey Management LLC (“Carey Management”) in June 2000, the Company had an obligation to issue up to an additional 2,000,000 shares over four years if specified performance criteria were achieved. As of December 31, 2004, 1,900,000 shares had been issued and our obligation has been satisfied. Based on the performance criteria 500,000 shares were issued for the years ended December 31, 2003 valued at $13,734. The amounts attributable to the 1,900,000 shares are included in goodwill. Accounts payable to affiliates as of December 31, 2003 includes $13,734 for shares that were issued in 2004.

B.	The Company issued restricted shares valued at $217 in 2005, $271 in 2004 and $160 in 2003, to certain directors in consideration of service rendered. Restricted shares and stock options valued at $3,422, $3,538 and $3,697 in 2005, 2004 and 2003, respectively, issued to officers and employees and was recorded as unearned compensation of which $459, $138 and $99, respectively, was forfeited in 2005, 2004 and 2003. Included in compensation expense for the years ended December 31, 2005, 2004 and 2003 were $3,210, $3,768 and $3,536, respectively, relating to equity awards from the Company’s share incentive plans.

C.	During 2004, the Company acquired interests in 17 properties from Carey Institutional Properties Incorporated with a fair value of $142,161, for approximately $115,158 in cash and the assumption of approximately $27,003 in limited recourse mortgage notes payable. The fair value of the assumed mortgages was $27,756.

D.	As partial consideration for the sale of a property in 2003, the Company received notes receivable with a fair value of $2,250.

During 2004, $7,185 was released from an escrow account from the sale of a property in 2003.

E.	In April 2003, the Company’s ownership interest in W. P. Carey International LLC (“WPCI”), increased from 10% to 100% at which time WPCI transferred 54,765 shares back to the Company and WPCI redeemed the interests of William P. Carey, Chairman and then Co-Chief Executive Officer of the Company, who had owned a 90% interest in WPCI. As a result of increasing its interest in WPCI to 100%, the Company acquired assets and liabilities of WPCI as follows: (see Note 3)

Intangible assets (management contracts)	$679
Equity investments	324
Due to affiliates (including $1,898 due to William P. Carey)	(2,559)
Other assets and liabilities, net	256

Net cash acquired	$1,300

Supplemental Cash Flows Information:

	Years Ended December 31,
	2005	2004	2003
Interest paid, net of amounts capitalized	$15,579	$13,901	$14,395

Income taxes paid	$20,989	$36,944	$9,074

Interest capitalized	$—	$—	$22

The accompanying notes are an integral part of these consolidated financial statements.

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share amounts)
1. Business and Organization:
W. P. Carey & Co. LLC (the “Company”) is a real estate and advisory company that invests in commercial properties leased to companies domestically and internationally, and earns revenue as the advisor to affiliated real estate investment trusts (“CPA® REITs”) that each make similar investments. Under the advisory agreements with the CPA® REITs, the Company performs services related to the day-to-day management of the CPA® REITs and transaction-related services. As of December 31, 2005, the Company owns and manages 172 commercial properties net leased to 110 tenants and totaling more than 17 million square feet. In addition, the Company currently manages 835 properties on behalf of the CPA® REITs: Corporate Property Associates 12 Incorporated (“CPA®:12”), Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 15 Incorporated (“CPA®:15”), Corporate Property Associates 16 — Global Incorporated (“CPA®:16 - Global”) and served in this capacity for Carey Institutional Properties Incorporated (“CIP®”) until its merger with CPA®:15 during 2004.
The Company’s Primary Business Segments
MANAGEMENT SERVICES — The Company provides services to the CPA® REITs in connection with structuring and negotiating investment and debt placement transactions (structuring revenue) and provides on-going management of the portfolio (asset-based management and performance revenue). Asset-based management and performance revenue for the CPA® REITs are determined based on real estate related assets under management. As funds available to the CPA® REITs are invested, the asset base for which the Company earns revenue increases. The Company may elect to receive revenue in cash or restricted shares of the CPA® REITs. The Company may also earn incentive and disposition revenue in connection with providing liquidity alternatives to CPA® REIT shareholders.
REAL ESTATE OPERATIONS — The Company invests in commercial properties that are then leased to companies domestically and internationally.
Organization
The Company commenced operations on January 1, 1998 by combining the limited partnership interests in nine CPA® Partnerships, at which time the Company listed on the New York Stock Exchange. On June 28, 2000, the Company acquired the net lease real estate management operations of Carey Management from William P. Carey (“Carey”), Chairman and then Co-Chief Executive Officer of the Company, subsequent to receiving shareholder approval. The assets acquired included the advisory agreements with four affiliated CPA® REITs, the Company’s management agreement, the stock of an affiliated broker-dealer, investments in the common stock of the CPA® REITs, and certain office furniture, fixtures, equipment and employees required to carry on the business operations of Carey Management. The purchase price consisted of the initial issuance of 8,000,000 shares with an additional 2,000,000 shares issuable over four years if specified performance criteria were achieved through a period ended December 31, 2004 (of which 1,900,000 shares were issued representing an aggregate value of $41,229). The initial 8,000,000 shares issued were restricted from resale for a period of up to three years and the additional shares are subject to Section 144 regulations. The acquisition of the interests in Carey Management was accounted for as a purchase and was recorded at the fair value of the initial 8,000,000 shares issued. The total initial purchase price was approximately $131,300 including the issuance of 8,000,000 shares, transaction costs of $2,605, the acquisition of Carey Management’s minority interests in the CPA® partnerships and the value of restricted shares and options issued in respect of the interests of certain officers in a non-qualified deferred compensation plan of Carey Management.
The purchase price was allocated to the assets and liabilities acquired based upon their fair market values. Intangible assets acquired, including the advisory agreements with the CPA® REITs, the Company’s management agreement and the trade name (reclassified to goodwill on January 1, 2002), were determined pursuant to a third party valuation. The value of the advisory agreements and the management agreement were based on a discounted cash flow analysis of projected revenue. The excess of the purchase price over the fair values of the identified tangible and intangible assets has been recorded as goodwill. The value of additional shares issued under the acquisition agreement is recognized as additional purchase price and recorded as goodwill. Issuances based on performance criteria are valued based on the market price of the shares on the date when the performance criteria are achieved.

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
2. Summary of Significant Accounting Policies:
Basis of Consolidation
The consolidated financial statements include the Company, its wholly owned and majority owned controlled subsidiaries and two variable interest entities (“VIE”) in which it is the primary beneficiary. All material inter-entity transactions have been eliminated.
For acquisitions of an interest in an entity or newly formed joint venture or limited liability company, the Company evaluates the entity to determine if the entity is deemed a VIE, and if the Company is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). Entities that meet one or more of the criteria listed below are considered VIEs.
–	The Company’s equity investment is not sufficient to allow the entity to finance its activities without additional third party financing;

–	The Company does not have the direct or indirect ability to make decisions about the entity’s business;

–	The Company is not obligated to absorb the expected losses of the entity;

–	The Company does not have the right to receive the expected residual returns of the entity; and

–	The Company’s voting rights are not proportionate to its economic interests, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights.
The Company consolidates the entities that are VIEs when the Company is deemed to be the primary beneficiary of the VIE. For entities where the Company is not deemed to be the primary beneficiary of the VIE and the Company’s ownership is 50% or less and it has the ability to exercise significant influence as well as jointly-controlled tenancy-in-common interests, the Company uses the equity accounting method, i.e. at cost, increased or decreased by the Company’s share of earnings or losses, less distributions. When events occur, the Company will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is to determine if there is a change in the original determinations.
Beginning in 2004, the Company accounted for its interest in CPA®:16 — Global under the equity method. For 2003, the financial statements of CPA®:16 — Global, which was formed in June 2003, were included in the Company’s consolidated financial statements, as the Company owned all of CPA®:16 — Global’s outstanding common stock. The consolidated financial statements also include the accounts of Corporate Property Associates International Incorporated (“CPAI”), which was formed in July 2003. The Company owns all of CPAI’s outstanding common stock. During 2005, CPAI withdrew its registration statement with the SEC for a public offering of its common stock and as a result, wrote off approximately $811 in organization costs.
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
Reclassification and Revisions
Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. The consolidated financial statements included in the Form 10-K have been adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented.

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
The Company has revised its 2004 and 2003 consolidated statements of cash flows to present the operating portion of the cash flows attributable to our discontinued operations on a combined basis.
Purchase Price Allocation
In connection with the Company’s acquisition of properties, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, are determined as if vacant. Intangible assets including the above-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values. Below-market value of leases are also recorded at their relative fair values and are recorded as liabilities in the accompanying financial statements.
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition of the properties and (ii) management’s estimate of fair market lease rates for the property or equivalent property, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease value is amortized as a reduction of rental income over the remaining non-cancelable term of each lease. The capitalized below-market lease value is amortized as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases.
The total amount of other intangibles are allocated to in-place lease values and tenant relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with each tenant. Characteristics that are considered in allocating these values include the nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant, the tenant’s credit quality and the expectation of lease renewals among other factors. Third party appraisals or management’s estimates are used to determine these values. Intangibles for above-market and below-market leases, in-place lease intangibles and tenant relationships are amortized over their estimated useful lives. In the event that a lease is terminated the unamortized portion of each intangible, including market rate adjustments, in-place lease values and tenant relationship values, is charged to expense.
Factors considered in the analysis include the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. The Company also considers information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on management’s assessment of specific market conditions. Estimated costs to execute leases including commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the property are also considered.
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
Real Estate Under Construction and Redevelopment
For properties under construction, operating expenses including interest charges and other property expenses, including real estate taxes, are capitalized rather than expensed and incidental revenue is recorded as a reduction of capitalized project (i.e., construction) costs. Interest is capitalized by applying the interest rate applicable to outstanding borrowings to the average amount of accumulated expenditures for properties under construction during the period.

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
Cash Equivalents
The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include money market funds. Substantially all of the Company’s cash and cash equivalents at December 31, 2005 and 2004 were held in the custody of three financial institutions and which balances, at times, exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.
Due to Affiliates
Included in due to affiliates are deferred acquisition revenue and amounts related to issuable shares for meeting the performance criteria in connection with the acquisition of Carey Management. Deferred acquisition revenue is payable for services provided by Carey Management prior to the termination of the management contract, relating to the identification, evaluation, negotiation, financing and purchase of properties. This revenue is payable in eight equal annual installments each January following the first anniversary of the date a property was purchased.
Other Assets and Liabilities
Included in other assets are accrued rents and interest receivable, deferred rent receivable, notes receivable, deferred charges, escrow balances held by lenders, restricted cash balances and marketable securities. Included in other liabilities are accrued interest, accounts payable and accrued expenses, security deposits and other amounts held on behalf of tenants, deferred rent, deferred revenue (see Note 3), including unamortized below-market rent intangibles, and minority interests that are subject to redemption. Deferred charges include costs incurred in connection with debt financing and refinancing and are amortized and included in interest expense over the terms of the related debt obligations using the effective interest method. Deferred rent receivable is primarily the aggregate difference for operating method leases between scheduled rents which vary during the lease term and rent recognized on a straight-line basis. Minority interests subject to redemption are recorded at fair value based on a cash flow model with changes in fair value reflected in the determination of net income. Marketable securities are classified as available-for-sale securities and reported at fair value with the Company’s interest in unrealized gains and losses on these securities reported as a component of other comprehensive income until realized.
Real Estate Leased to Others
Certain of the Company’s real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred. Significant renovations that increase the useful life of the properties are capitalized. For the year ended December 31, 2005, lessees were responsible for the direct payment of real estate taxes of approximately $7,046.
The Company diversifies its real estate investments among various corporate tenants engaged in different industries, by property type and geographically. No lessee currently represents 10% or more of total leasing revenues. Substantially all of the Company’s leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index (“CPI”) or sales overrides. Rents from sales overrides (percentage rents) are recognized as reported by the lessees, that is, after the level of sales requiring a rental payment to the Company is reached.
The leases are accounted for under either the direct financing or operating methods. Such methods are described below:
Direct financing method — Leases accounted for under the direct financing method are recorded at their net investment (see Note 5). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Company’s net investment in the lease.
Operating method — Real estate is recorded at cost less accumulated depreciation; minimum rental revenue is recognized on a straight-line basis over the term of the related leases and expenses (including depreciation) are charged to operations as incurred (see Note 4).

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
On an ongoing basis, the Company assesses its ability to collect rent and other tenant-based receivables and determines an appropriate allowance for uncollected amounts. Because the real estate operations has a limited number of lessees, the Company believes that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely use statistical methods. The Company generally recognizes a provision for uncollected rents and other tenant receivables and measures its allowance against actual arrearages. For amounts in arrears, the Company makes subjective judgments based on its knowledge of a lessee’s circumstances and may reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
Revenue Recognition
The Company earns structuring and asset-based revenue. Structuring and financing revenue are earned for investment banking services provided in connection with the analysis, negotiation and structuring of transactions, including acquisitions and dispositions and the placement of mortgage financing obtained by publicly registered real estate investment trusts formed by the Company (the “CPA® REITs”). Asset-based revenue consists of property management, leasing and advisory revenue and reimbursement of certain expenses in accordance with the separate management agreements with each CPA® REIT for administrative services provided for operation of such CPA® REIT. Receipt of the incentive revenue portion of the management revenue, however, is subordinated to the achievement of specified cumulative return requirements by the shareholders of the CPA® REITs. The incentive portion of management revenue (“performance revenue”) may be collected in cash or shares of the CPA® REIT at the option of the Company. During 2005, 2004 and 2003, the Company elected to receive its earned performance revenue in CPA® REIT shares. Performance revenue of CIP® in the amount of $1,494 was received in cash in 2004.
All revenue is recognized as earned. Structuring revenue is earned upon the consummation of a transaction and asset management revenue is earned when services are performed. Revenue subject to subordination is recognized only when the contingencies affecting the payment of such revenue are resolved, that is, when the performance criteria of the CPA® REIT is achieved and contractual limitations are not exceeded. As of December 31, 2005, $800 of structuring revenue from prior year transactions is recorded as deferred revenue in other liabilities, as a limitation which provides that certain structuring revenue cannot exceed 4.5% of the aggregate cost of properties of a CPA® REIT was exceeded. In addition, CPA®:16 — Global did not meet the performance criterion, as defined in the advisory agreements, and therefore, for the year ended December 31, 2005, performance revenue of $3,698 and deferred acquisition revenue of $10,174 have been deferred until the performance criterion is met.
The Company also receives reimbursement of certain marketing costs in connection with the sponsorship of a CPA® REIT that is conducting a “best efforts” public offering. Reimbursement income is recorded as the expenses are incurred, subject to limitations on a CPA® REIT’s ability to incur offering costs.
Depreciation
Depreciation is computed using the straight-line method over the estimated useful lives of the properties (generally forty years) and for furniture, fixtures and equipment (generally up to seven years).
Impairments
When events or changes in circumstances indicate that the carrying amount may not be recoverable, the Company assesses the recoverability of its long-lived assets and certain intangible assets based on projections of undiscounted cash flows, without interest charges, over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value. The Company performs a review of its estimate of residual value of its direct financing leases at least annually to determine whether there has been an other than temporary decline in the Company’s current estimate of residual value of the underlying real estate assets (i.e., the estimate of what the Company could realize upon sale of the property at the end of the lease term). If the review indicates a decline in residual value that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised to reflect the decrease in the expected yield using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue.
The Company tests goodwill for impairment at least annually using a two-step process. To identify any impairment, the Company first compares the estimated fair value of the reporting unit (management services segment) with its carrying amount, including goodwill. The Company calculates the estimated fair value of the management services segment by applying a multiple, based on comparable

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
companies, to earnings. If the fair value of the management services segment exceeds its carrying amount, goodwill is considered not impaired. If the carrying amount of the management services unit exceeds its estimated fair value, then the second step is performed to measure the amount of impairment loss.
For the second step, the Company would compare the implied fair value of the goodwill with its carrying amount and record an impairment charge for the excess of the carrying amount over the fair value. The implied fair value of the goodwill is determined by allocating the estimated fair value of the management services segment to its assets and liabilities. The excess of the estimated fair value of the management services segment over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. In accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles,” the Company performed its annual tests for impairment of its management services segment, the reportable unit of measurement, and concluded that the goodwill is not impaired.
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
When the Company identifies assets as held for sale, it discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If in the Company’s opinion, the net sales price of the assets, which have been identified for sale, is less than the net book value of the assets, an impairment charge is recognized and a valuation allowance is established. To the extent that a purchase and sale agreement has been entered into, the allowance is based on the negotiated sales price. To the extent that the Company has adopted a plan to sell an asset but has not entered into a sales agreement, it will make judgments of the net sales price based on current market information. Accordingly, the initial assessment may be greater or less than the purchase price subsequently committed to and may result in a further adjustment to the fair value of the property. If circumstances arise that previously were considered unlikely and, as a result, the Company decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used or (b) the fair value at the date of the subsequent decision not to sell.
Stock Based Compensation
The Company accounts for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB No. 25”). Under APB No. 25, compensation cost for fixed plans is measured as the excess, if any, of the quoted market price of the Company’s shares at the date of grant over the exercise price of the option granted.
The Company has granted restricted shares and stock options to substantially all employees. Shares were awarded in the name of the employee, who has all the rights of a shareholder, subject to certain restrictions of transferability and a risk of forfeiture. The forfeiture provisions on the awards expire annually, over their respective vesting periods. Shares and stock options subject to forfeiture provisions have been recorded as unearned compensation and are presented as a separate component of members’ equity. Compensation cost for stock options and restricted stock, if any, is recognized over the applicable vesting periods.
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
The Company’s non-qualified deferred compensation plan provides that each participating officer’s cash compensation in excess of designated amounts is deferred and he or she is awarded an interest that is intended to correspond to the per share value of a CPA® REIT designated at the time of such award. The value of the award is adjusted at least annually to reflect changes based on the

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
underlying appraised value of a share of common stock of the CPA® REIT. The deferred compensation plan is a variable plan and changes in the fair value of the interests are included in the determination of net income.
Foreign Currency Translation
The Company owns interests in several real estate investments in France. The functional currency for these investments is the Euro. The translation from the Euro to U. S. Dollars is performed for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from such translation are reported as a component of other comprehensive income as part of members’ equity. The cumulative translation adjustment as of December 31, 2005 and 2004 was a loss of $835 and a gain of $515, respectively.
Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is a foreign currency transaction gain or loss that generally will be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date) whichever is later, realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency transactions that are (i) designated as, and are effective as, economic hedges of a net investment and (ii) inter-company foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in the Company’s financial statements will not be included in determining net income but will be accounted for in the same manner as foreign currency translation adjustments and reported as a component of other comprehensive income as part of shareholder’s equity. The contributions to the equity investments were funded in part through subordinated debt. Foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of intercompany subordinated debt with scheduled principal payments, are included in the determination of net income, and, for the years ended December 31, 2005 and 2004, the Company recognized an unrealized loss of $830 and unrealized gain of $790, respectively, from such transactions. In 2005 and 2004, the Company recognized a realized loss of $19 and realized gain of $430, respectively, on foreign currency transactions in connection with the transfer of cash from foreign operating subsidiaries to the parent company.
Income Taxes
The Company has elected to be treated as a partnership for federal income tax purposes. The Company’s real estate operations are conducted through partnership or limited liability companies electing to be treated as partnerships for Federal income tax purposes. As partnerships, the Company and its partnership subsidiaries are generally not directly subject to tax and the taxable income or loss of these operations are included in the income tax returns of the members; accordingly, no provision for income tax expense or benefit is reflected in the accompanying financial statements. These operations are subject to certain state, local and foreign taxes.
The Company conducts its management services operations though a wholly owned taxable corporation. These operations are subject to federal, state, local and foreign taxes as applicable. The Company’s financial statements are prepared on a consolidated basis including this taxable subsidiary and include a provision for current and deferred taxes on these operations.
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

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
If circumstances arise that previously were considered unlikely and, as a result, the Company decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used or (b) the fair value at the date of the subsequent decision not to sell.
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
Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) is an amendment of SFAS 123 and requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is required to be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) also contains additional minimum disclosure requirements that include, but are not limited to, the valuation method and assumptions used, amounts of compensation capitalized and modifications made. The effective date of SFAS 123(R) was subsequently amended by the SEC to be as of the beginning of the first reporting period of fiscal years beginning on or after December 15, 2005, and allows several different methods of transition. The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective application method. Based on total non-vested awards as of December 31, 2005, the Company expects to record compensation expense of approximately $1,200 during 2006.
In March 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was effective no later than fiscal years ending after December 15, 2005. The Company adopted FIN 47 as required effective December 31, 2005 and the initial application of this Interpretation did not have a material effect on our financial position or results of operations.
In June 2005, the Emerging Issues Task Force issued EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46(R). The Task Force reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting. EITF 04-05 was effective immediately for all arrangements created or modified after June 29, 2005. For all other arrangements, application of EITF 04-05 is required effective for the first reporting period in fiscal years beginning after December 15, 2005 (i.e., effective January 1, 2006 for the Company) using either a cumulative-effect-type adjustment or using a retrospective application. The Company does not believe that the adoption of EITF 04-05 will have a material impact on our financial position or results of operations.
In October 2005, the FASB issued Staff Position No. 13-1 “Accounting for Rental Costs Incurred during a Construction Period” (“FSP FAS 13-1”). FSP FAS 13-1 addresses the accounting for rental costs associated with operating leases that are incurred during the construction period. FSP FAS 13-1 makes no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Therefore, rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense, allocated over the lease term in accordance with SFAS No. 13 and Technical Bulletin 85-3. FSP FAS 13-1 is effective for the first reporting period beginning after December 15, 2005. The Company adopted FSP FAS 13-1 as required on January 1, 2006 and the initial application of this Staff Position did not have a

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
material impact on our financial position or results of operations.
3. Transactions with Related Parties:
The Company earns revenue as the advisor (“advisor”) to CPA®:12, CPA®:14, CPA®:15, CPA®:16 — Global and through September 1, 2004, CIP®. Under the advisory agreements with the CPA® REITs, the Company performs various services, including but not limited to the day-to-day management of the CPA® REITs and transaction-related services. The Company earns asset management revenue totaling 1% per annum of average invested assets, as calculated pursuant to the advisory agreements for each CPA® REIT, of which 1/2 of 1% (“performance revenue”) is contingent upon specific performance criteria for each REIT, and is reimbursed for certain costs, primarily the cost of personnel. Effective in 2005, the advisory agreement was amended to allow the Company to elect to receive restricted stock for any revenue due from each CPA® REIT. As of December 31, 2005, 2004 and 2003, asset-based revenue and reimbursements earned were $62,294, $61,194 and $56,402, respectively. As of December 31, 2005, CPA®:16 — Global did not meet the performance criterion (a non-compounded cumulative distribution return of 6%), as defined in the advisory agreements, and since its inception, the Company has deferred cumulative performance revenue of $4,518 that will be recognized if the performance criterion is met.
In connection with structuring and negotiating investments and related mortgage financing for the CPA® REITs, the advisory agreements provide for structuring revenue based on the cost of investments. Under each of the advisory agreements, we may charge acquisition revenue of up to an average of 4.5% of the total cost of all investments made by each CPA® REIT. A portion of this revenue (generally 2.5%) is paid when the transaction is completed while the remainder (generally 2%) is payable in equal annual installments ranging from three to eight years, subject to the relevant CPA® REIT meeting its performance criterion. Unpaid installments bear interest at annual rates ranging from 5% to 7%. The Company may in certain circumstances be entitled to loan refinancing revenue of up to 1% of the principal amount refinanced in connection with structuring and negotiating investments. This loan refinancing revenue, together with the acquisition revenue, is referred to as structuring revenue.
In addition, the Company may also earn revenue related to the disposition of properties, subject to subordination provisions and will only recognized such revenue as the subordination provisions are achieved. For the years ended December 31, 2005, 2004 and 2003, the Company earned structuring revenue of $28,197, $33,675 and $31,658, respectively. CPA®:16-Global has not met its performance criterion and since its inception, cumulative deferred acquisition revenue of $17,708 and interest thereon of $859, were deferred, and will be recognized if CPA®:16-Global meets the performance criterion.
Included in due from affiliate and other liabilities in the accompanying consolidated balance sheets as of December 31, 2005 and 2004, is $23,085 and $0, respectively, of deferred revenue related to providing services to CPA®:16-Global (as described above). Collection of these amounts is subject to CPA®:16-Global meeting its performance criterion.
In July 2004, the boards of directors of CIP® and CPA®:15 each approved a definitive agreement under which CPA®:15 would acquire CIP®’s business in a stock-for-stock merger (the “Merger”). The Merger was approved by the shareholders of CIP® and CPA®:15 in August 2004, and completed on September 1, 2004. In connection with providing a liquidity event for CIP® shareholders, CIP® paid the Company incentive revenue of $23,681 and disposition revenue of $22,679. Disposition revenues relating to the interests in the properties acquired by the Company of $4,265 were not earned and have been applied, for financial reporting purposes, as a reduction in the cost basis of such interests. The Company also recognized structuring revenue of $11,493 in connection with CPA®:15’s acquisition of properties in connection with the Merger.
Prior to the Merger, the Company acquired interests in 17 properties from CIP® with a fair value of $142,161 for $115,158 in cash and the assumption of $27,003 in limited recourse mortgage notes payable (the “CIP® Acquisition”). The amounts are inclusive of the Company’s pro rata share of equity interests acquired in the transaction. The fair value of the assumed mortgages was $27,756. The purchase price of the properties was based on a third party valuation of each of CIP®’s properties. The properties are primarily single tenant net-leased properties, with remaining lease terms ranging from 19 months to over ten years. Seven of the properties are encumbered with limited recourse mortgage financing with fixed rates of interest ranging from 7.5% to 10% and maturity dates ranging from December 2007 to June 2012.
The Company owns interests in entities, which range from 22.50% to 50%, a jointly-controlled 36% tenancy-in-common interest in two properties subject to a net lease with the remaining interests held by affiliates and owns common stock in each of the CPA® REITs. The Company has a significant influence in these investments, which are accounted for under the equity method of accounting.

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
The Company is the general partner in a limited partnership that leases the Company’s home office spaces and participates in an agreement with certain affiliates, including the CPA® REITs for the purpose of leasing office space used for the administration of the Company and other affiliated real estate entities and sharing the associated costs. Pursuant to the terms of the agreement, the Company’s share of rental, occupancy and leasehold improvement costs is based on gross revenues. Expenses incurred were $826, $531 and $529 in 2005, 2004 and 2003, respectively. The Company’s share of minimum lease payments on the office lease as of December 31, 2005 is $6,685 through 2016.
Prior to the termination of the management agreement, Carey Management performed certain services for the Company and earned structuring revenue in connection with the purchase and disposition of properties. The Company is obligated to pay deferred acquisition revenue in equal annual installments over a period of no less than eight years. As of December 31, 2005 and 2004, unpaid deferred acquisition revenue was $1,185 and $1,709, respectively, and bore interest at an annual rate of 6%. Installments of $524 were paid in 2005, 2004 and 2003.
A person who serves as a director and an officer of the Company is the sole shareholder of Livho, Inc. (“Livho”), a lessee of the Company. Effective December 31, 2003, the Company consolidated the accounts of Livho in its consolidated financial statements in accordance with FIN 46(R) as it was a VIE where the Company was the primary beneficiary.
A director of the Company has an ownership interest in companies that own the minority interest in the Company’s French majority-owned subsidiaries. The director’s ownership interest is subject to the same terms as all other ownership interests in the subsidiary companies.
Prior to April 1, 2003, the Company owned a 10% interest in W.P. Carey International LLC (“WPCI”), a company that structures net lease transactions on behalf of the CPA® REITs outside of the United States of America. The remaining 90% interest in WPCI was owned by Carey. The Company’s Board of Directors approved a transaction, which resulted in the Company’s acquisition of 100% of the ownership of WPCI through the redemption of Carey’s interest on April 1, 2003. WPCI distributed 492,881 shares of the Company and $1,898 of cash to Carey, equivalent to his contributions to WPCI. The Company accounted for the acquisition as a purchase and reflected the assets acquired and liabilities assumed at their estimated fair value. Prior to the redemption, the Company accounted for its investment in WPCI under the equity method of accounting.
4. Real Estate:
Real estate, which consists of land and buildings leased to others, at cost, and accounted for under the operating method is summarized as follows:

	December 31,
	2005	2004
Cost	$515,275	$530,279
Less: Accumulated depreciation	(60,797)	(53,914)

	$454,478	$476,365

Operating real estate, which consists of the Company’s hotel operations, at cost, is summarized as follows:

	December 31,
	2005	2004
Cost	$15,108	$16,123
Less: Accumulated depreciation	(7,243)	(6,983)

	$7,865	$9,140

The scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI-based increases, under non-cancelable operating leases are as follows:

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

Year ended December 31,
2006	$46,719
2007	41,454
2008	37,384
2009	34,433
2010	24,461
Thereafter through 2020	81,155
Percentage rent increases were $369, $17 and $67 in 2005, 2004 and 2003, respectively.
5. Net Investment in Direct Financing Leases:
Net investment in direct financing leases is summarized as follows:

	December 31,
	2005	2004
Minimum lease payments receivable	$83,047	$158,864
Unguaranteed residual value	123,812	162,724

	206,859	321,588
Less: Unearned income	(74,884)	(130,944)

	$131,975	$190,644

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI-based increases, under non-cancelable direct financing leases are as follows:

Year ended December 31,
2006	$13,910
2007	12,114
2008	10,166
2009	9,403
2010	7,378
Thereafter through 2022	30,076
Percentage rent increases were approximately $110 in 2005. There were no percentage rent increases in 2004 and 2003.
6. Equity Investments:
The Company owns equity interests as a limited partner in two limited partnerships, four limited liability companies and a jointly-controlled 36% tenancy-in-common interest in two properties subject to a master lease with the remaining interests owned by affiliates and all of which net lease real estate on a single-tenant basis.
In connection with the CIP® Acquisition, the Company increased its 18.54% interest in a limited partnership, which leases property to Titan Corporation, to 100%. The Company accounted for its 18.54% interest as an equity investment, and as a result of acquiring the controlling ownership interest as of September 1, 2004, the Company consolidates this interest as of such date. The Company also acquired CIP®’s 50% non-controlling interest in a limited partnership, which leases property to Sicor, Inc., and is accounting for this interest under the equity method of accounting.
The Company also owns common stock in four CPA® REITs with which it has advisory agreements. The interests in the CPA® REITs are accounted for under the equity method due to the Company’s ability to exercise significant influence as the advisor to the CPA® REITs. The CPA® REITs are publicly registered and their audited consolidated financial statements are filed with the SEC in Annual Reports on Form 10-K. In connection with earning performance revenue, the Company has elected to receive restricted shares of common stock in the CPA® REITs rather than cash in consideration for such revenue. In connection with the Merger, the Company elected to receive 1,098,367 shares of common stock in CPA®:15, in exchange for its CIP® shares, a portion of which are still restricted.

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
As of December 31, 2005, the Company’s ownership in the CPA® REITs is as follows:

		% of outstanding
	Shares	Shares
CPA®:12	2,424,430	7.43%
CPA®:14	3,214,930	4.57%
CPA®:15	3,248,468	2.55%
CPA®:16 - Global	351,453	.61%
Combined financial information of the affiliated equity investees is summarized as follows:

	December 31,
	2005	2004
Assets (primarily real estate)	$5,593,102	$5,189,736
Liabilities (primarily mortgage notes payable)	(2,992,146)	(2,372,468)

Owner’s equity	$2,600,956	$2,817,268

Company’s share of equity investees’ net assets	$134,567	$110,379

	Years Ended December 31,
	2005	2004	2003
Revenue (primarily rental income and interest income from direct financing leases)	$463,620	$342,419	$246,936
Expenses (primarily depreciation and property expenses)	(194,057)	(140,969)	(110,106)
Other interest income	13,575	7,928	6,176
Minority interest in income	(19,215)	(12,986)	(5,720)
Income from equity investments	48,857	38,438	30,650
Interest expense	(170,498)	(125,948)	(90,760)
(Loss) gain on sales	(32)	7,446	9,316

Income from continuing operations	142,250	116,328	86,492
Loss from discontinued operations	(5,399)	(5,376)	(20,571)
(Loss) gain on sale of real estate	(1,652)	18	—

Net income	$135,199	$110,970	$65,921

Company’s share of net income from equity investments	$5,182	$5,308	$4,008

7. Assets Held for Sale and Discontinued Operations:
Property sales and impairment charges in 2005, 2004 and 2003 that are included in discontinued operations are as follows:
Assets Held for Sale
In December 2005, the Company entered into a contract to sell its property in Bay Minette, Alabama to a third party for $550 and recognized an impairment charge of $75 to reduce the property’s carrying value to its estimated net sales proceeds. In February 2006, the third party exercised its option to terminate this contract. The Company is continuing to market this property for sale.
In December 2005, the Company received notification from the lessee of a property in Olive Branch, Mississippi of its election to exercise its existing option to purchase the property in accordance with the terms of the lease agreement. In connection with this transaction, during the fourth quarter of 2005, the Company recognized an impairment charge of $650 as the estimated sales proceeds as estimated by the Company were lower than the property’s carrying value.
In March 2005, the Company entered into a contract to sell its property in Travelers Rest, South Carolina to a third party for $2,550. The Company currently expects to complete this transaction in the first half of 2006 and expects to record a gain on this sale of approximately $1,000. Impairment charges totaling $2,507 were previously recorded in prior years to write down the property value to the estimated net sales proceeds.
Assets held for sale also include a property located in Cincinnati, Ohio that is subject to a contract for sale for approximately $10,100. Impairment charges totaling $2,700 were previously recorded in prior years to write down the property’s value to its estimated fair value.

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
Discontinued Operations
As a result of a lessee exercising its existing option to purchase the Company’s Berea, Kentucky property, in December 2005, the Company sold this property for $8,961, net of closing costs and recognized a gain of $20. During 2005 and 2004, the Company recognized impairment charges of $5,241 and $1,099, respectively, on this property (see Note 12).
In May 2005, the Company sold its properties in Dubuque, Iowa, Portsmouth, New Hampshire and Penfield, New York to a third party for $28,850, net of closing costs and recognized a gain on the sale of $9,152.
During 2005, the Company sold several other domestic properties to third parties for combined sales proceeds of $7,593, net of closing costs and recognized a combined net gain of $1,302. Impairment charges totaling $2,031 were previously recorded on these properties to reduce their property values to the estimated net sales proceeds.
During 2004, the Company sold several domestic properties to third parties for combined sales proceeds of $6,650 and recognized a net gain of $89. The Company previously recognized impairment charges on certain of these properties of $5,250 and $690 in 2004 and 2003, respectively (see Note 12).
During 2003, the Company sold its properties in Broomall, Pennsylvania; Cuyahoga Falls, Ohio; Canton, Michigan; Alpena, Michigan; Apache Junction, Arizona and Schiller Park, Illinois for net sales proceeds of $12,986 and recognized a combined net gain on sales of $807.
In July 2003, the Company sold a property in Lancaster, Pennsylvania for $5,000 and recognized a loss on sale of $29. The Company previously recognized an impairment charge of $1,430 on this property.
In February 2003, the Company sold its property in Winona, Minnesota for $8,550, consisting of cash of $6,300 and notes receivable with a fair value of $2,250, and recognized a gain on this sale of $46. The Company also received a note receivable of approximately $1,700 for unpaid rents. During 2004, the Company recognized an impairment charge of $1,250 related to the notes receivable (see Note 12).
Other Information
Included in the Company’s operating assets and liabilities in the accompanying consolidated balance sheet as of December 31, 2005 are assets of $953 and liabilities of $290 related to the Company’s properties held for sale.
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” the results of operations, impairments and gain or loss on sales of real estate for properties held for sale are reflected in the accompanying consolidated financial statements as discontinued operations for all periods presented and are summarized as follows:

	Years Ended December 31,
	2005	2004	2003
REVENUES:
Rental income	$1,548	$2,903	$4,874
Interest income from direct financing leases	2,009	3,784	4,202
Other operating income	36	2,948	1,504
Revenues of other business operations	—	—	1,694

	3,593	9,635	12,274

OPERATING EXPENSES:
General and administrative	(13)	—	—
Depreciation and amortization	(331)	(579)	(1,135)
Property expenses	(1,046)	(1,881)	(2,752)
Impairment charges and loan losses	(6,616)	(9,199)	(2,960)
Operating expenses of other business operations	—	(35)	(1,489)
Provision for income taxes — state and local	—	—	(35)

	(8,006)	(11,694)	(8,371)

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

	Years Ended December 31,
	2005	2004	2003
OTHER INCOME AND EXPENSES:
Gains on sale of real estate, net	10,474	89	1,238
Interest expense	(318)	(328)	(472)

	10,156	(239)	766

Income (loss) from discontinued operations	$5,743	$(2,298)	$4,669

8. Goodwill and Intangibles:
In connection with its acquisition of properties, the Company has recorded net lease intangibles of $20,312. These intangibles are being amortized over periods ranging from 19 months to 27 1/2 years. Amortization of below-market and above-market rent intangibles are recorded as an adjustment to revenue.
Goodwill and intangibles are summarized as follows:

	December 31,
	2005	2004
Amortized intangibles:
Management contracts	$46,348	$46,348
Less: accumulated amortization	(25,206)	(20,622)

	21,142	25,726

Lease intangibles
In-place lease	13,630	13,630
Tenant relationship	4,863	4,863
Above-market rent	3,828	3,828
Less: accumulated amortization	(6,738)	(1,521)

	15,583	20,800

Unamortized goodwill and indefinite-lived intangibles:
Trade name	3,975	3,975
Goodwill	63,607	63,607

	$104,307	$114,108

Below-market rent	$(2,009)	$(2,009)
Less: accumulated amortization	197	45

	$(1,812)	$(1,964)

Amortization of intangibles was $9,649, $10,304 and $7,277 for the years ended December 31, 2005, 2004 and 2003, respectively. The remaining unamortized management contract for CIP® was accelerated to expense as a result of its merger with CPA®:15. Intangible assets totaling $13,467 became fully amortized during 2004 and as a result were written off.
Scheduled net amortization of intangibles for each of the next five years is as follows: $9,406 in 2006, $7,295 in 2007, $4,211 in 2008, $4,184 in 2009 and $3,542 in 2010.
9. Disclosures About Fair Value of Financial Instruments:
The Company estimates that the fair value of mortgage notes payable and other notes payable was $245,187 and $294,121 at December 31, 2005 and 2004, respectively. The fair value of fixed rate debt instruments was evaluated using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. The carrying value of the combined debt was $246,113 and $292,698 at December 31, 2005 and 2004, respectively. The fair value of the note payable from the line of credit approximates the carrying value as it is a variable rate obligation with an interest rate indexed to market rates.
Marketable securities had a carrying value of $3,716 and $3,655 as of December 31, 2005 and 2004, respectively, and a fair value of $7,723 and $6,940 as of December 31, 2005 and 2004, respectively. The Company’s other assets and liabilities, including minority interests, had fair values that approximated their carrying values at December 31, 2005 and 2004, respectively.

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
10. Mortgage Notes Payable and Notes Payable:
Mortgage notes payable, substantially all of which are limited recourse obligations, are collateralized by the assignment of various leases and by real property with a carrying value of $361,497 at December 31, 2005.
The interest rates on the variable rate debt as of December 31, 2005 ranged from 4.49% to 6.44% and mature from 2008 to 2016. The interest rates on the fixed rate debt as of December 31, 2005 ranged from 4.87% to 10.125% and mature from 2006 to 2015.
Scheduled principal payments for the mortgage notes and notes payable during each of the next five years following December 31, 2005 and thereafter are as follows:

Years Ending December 31,	Total Debt	Fixed Rate Debt	Variable Rate Debt
2006	$15,394	$12,999	$2,395
2007 (a)	42,392	24,744	17,648
2008	17,550	9,625	7,925
2009	39,728	36,627	3,101
2010	16,639	13,448	3,191
Thereafter through 2016	114,410	83,673	30,737

Total	$246,113	$181,116	$64,997

(a)	Includes maturity of credit facility in May 2007.
The Company has a credit facility for a $175,000 line of credit with JP Morgan Chase Bank and eight other banks. The line of credit, which matures in May 2007, provides the Company the right, on up to two occasions through May 27, 2006, to increase the amount available under the line of credit by not less than $20,000 and not more than $50,000 up to a maximum of $225,000.
Advances from the line of credit bear interest at an annual rate indexed to either (i) the one, two, three or six-month London Inter-Bank Offered Rate, as defined, plus a spread which ranges from 0.6% to 1.45% depending on leverage or corporate credit rating or (ii) the greater of the bank’s Prime Rate and the Federal Funds Effective Rate. Advances are prepayable at any time. The revolving credit agreement has financial covenants that require, among other things, the Company to (i) maintain minimum equity value of not less than $550,000 plus 85% of fair market value, as defined, of amounts received by the Company as proceeds from the issuance of equity interests and (ii) meet or exceed certain operating and coverage ratios. The Company is in compliance with these covenants as of December 31, 2005. As of December 31, 2005, the Company had $15,000 drawn from the credit facility.
At December 31, 2005, the average interest rate on advances on the line of credit was 4.975%. At December 31, 2004, the average interest rate on advances on the line of credit was 3.5375%. In addition, the Company pays a fee (a) ranging between 0.15% and 0.20% per annum of the unused portion of the credit facility, depending on the Company’s leverage ratio, if no minimum credit rating for the Company is in effect or (b) ranging between 0.15% and 0.25% of the total commitment amount, depending on the Company’s credit rating.
11. Commitments and Contingencies:
As of December 31, 2005, the Company was not involved in any material litigation.
In March 2004, following a broker-dealer examination of Carey Financial, LLC (“Carey Financial”), the Company’s wholly-owned broker-dealer subsidiary, by the staff of the SEC, Carey Financial received a letter from the staff of the SEC alleging certain infractions by Carey Financial of the Securities Act of 1933, the Securities Exchange Act of 1934, the rules and regulations thereunder and those of the National Association of Securities Dealers, Inc. (“NASD”).
The staff alleged that in connection with a public offering of shares of CPA®:15, Carey Financial and its retail distributors sold certain securities without an effective registration statement. Specifically, the staff alleged that the delivery of investor funds into escrow after completion of the first phase of the offering (the “Phase I Offering”), completed in the fourth quarter of 2002 but before a registration statement with respect to the second phase of the offering (the “Phase II Offering”) became effective in the first quarter of 2003, constituted sales of securities in violation of Section 5 of the Securities Act of 1933. In addition, in the March 2004 letter the staff raised issues about whether actions taken in connection with the Phase II offering were adequately disclosed to investors in the Phase I Offering. In the event the Commission pursues these allegations, or if affected CPA®:15 investors bring a similar private action,

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
CPA®:15 might be required to offer the affected investors the opportunity to receive a return of their investment. It cannot be determined at this time if, as a consequence of investor funds being returned by CPA®:15, Carey Financial would be required to return to CPA®:15 the commissions paid by CPA®:15 on purchases actually rescinded. Further, as part of any action against the Company, the SEC could seek disgorgement of any such commissions or different or additional penalties or relief, including without limitation, injunctive relief and/or civil monetary penalties, irrespective of the outcome of any rescission offer. The Company cannot predict the potential effect such a rescission offer or SEC action may ultimately have on the operations of Carey Financial or the Company. There can be no assurance that the effect, if any, would not be material.
The staff also alleged in the March 2004 letter that the prospectus delivered with respect to the Phase I Offering contained material misrepresentations and omissions in violation of Section 17 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder in that the prospectus failed to disclose that (i) the proceeds of the Phase I Offering would be used to advance commissions and expenses payable with respect to the Phase II Offering, and (ii) the payment of dividends to Phase II shareholders whose funds had been held in escrow pending effectiveness of the registration statement resulted in significantly higher annualized rates of return than were being earned by Phase I shareholders. Carey Financial has reimbursed CPA®:15 for the interest cost of advancing the commissions that were later recovered by CPA®:15 from the Phase II Offering proceeds.
In June 2004, the Division of Enforcement of the SEC (“Enforcement Staff”) commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 in connection with the public offerings of shares of CPA®:15 during 2002 and 2003. In December 2004, the scope of the Enforcement Staff’s inquiries broadened to include broker-dealer compensation arrangements in connection with CPA®:15 and other REITs managed by the Company, as well as the disclosure of such arrangements. At that time the Company and Carey Financial received a subpoena from the Enforcement Staff seeking documents relating to payments by the Company, Carey Financial, and REITs managed by the Company to (or requests for payment received from) any broker-dealer, excluding selling commissions and selected dealer fees. The Company and Carey Financial subsequently received additional subpoenas and requests for information from the Enforcement Staff seeking, among other things, information relating to any revenue sharing agreements or payments (defined to include any payment to a broker-dealer, excluding selling commissions and selected dealer fees) made by the Company, Carey Financial or any Company-managed REIT in connection with the distribution of Company-managed REITs or the retention or maintenance of REIT assets. Other information sought by the SEC includes information concerning the accounting treatment and disclosure of any such payments, communications with third parties (including other REIT issuers) concerning revenue sharing, and documents concerning the calculation of underwriting compensation in connection with the REIT offerings under applicable NASD rules.
In response to the Enforcement Staff’s subpoenas and requests, the Company and Carey Financial have produced documents relating to payments made to certain broker-dealers both during and after the offering process, for certain of the REITs managed by the Company (including CPA®:10, CIP®, CPA®:12, CPA®:14 and CPA®:15), in addition to selling commissions and selected dealer fees.
Among the payments reflected on documents produced to the Staff were certain payments, aggregating in excess of $9,600, made to a broker-dealer which distributed shares of the REITs. The expenses associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by and accounted for on the books and records of the REITs. Of these payments, CPA®:10 paid in excess of $40; CIP® paid in excess of $875; CPA®:12 paid in excess of $2,455; CPA®:14 paid in excess of $4,990; and CPA®:15 paid in excess of $1,240. In addition, other smaller payments by the REITs to the same and other broker-dealers have been identified aggregating less than $1,000.
The Company and Carey Financial are cooperating fully with this investigation and have provided information to the Enforcement Staff in response to the subpoenas and requests. Although no formal regulatory action has been initiated against the Company or Carey Financial in connection with the matters being investigated, the Company expects that the SEC may pursue such an action against either or both of them. The nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could have a material adverse effect on the Company and the magnitude of that effect would not necessarily be limited to the payments described above but could include other payments and civil monetary penalties.
Several state securities regulators have sought information from Carey Financial relating to the matters described above. While one or more states may commence proceedings against Carey Financial in connection with these inquiries, the Company does not currently expect that these inquires will have a material effect on it incremental to that caused by any SEC action.
The Company has provided indemnification in connection with divestitures. These indemnities address a variety of matters including environmental liabilities. The Company’s maximum obligations under such indemnification cannot be reasonably estimated. The

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
Company is not aware of any claims or other information that would give rise to material payments under such indemnifications.
12. Impairment Charges and Loan Losses:
The Company recorded impairment charges of $21,770, $22,098 and $4,440 for the years ended December 31, 2005, 2004 and 2003, respectively, of which $6,616, $9,199 and $2,960 are included in discontinued operations for each respective year.
Impairment Charges on Direct Finance Leases
In connection with the Company’s annual review of the estimated residual values on its properties classified as net investments in direct financing leases, the Company determined that an other than temporary decline in estimated residual value had occurred at several properties due to market conditions, and the accounting for the direct financing leases was revised using the changed estimates. The resulting changes in estimates resulted in the recognition of impairment charges totaling $2,774, $5,248 and $1,208 in 2005, 2004 and 2003, respectively.
Impairment Charges on Operating Assets
In March 2005, the Company received notification from Gibson Greetings, Inc., the lessee of its Amberly Village, Ohio and Berea, Kentucky properties, that the lessee was exercising its existing option to purchase both properties, at fair value, to be completed pursuant to the terms of the lease agreement. In connection with this transaction, the Company recognized impairment charges of $9,450 on the Ohio property and $5,241 on the Kentucky property as the estimated fair value of the properties was lower than their carrying value. The Company also recognized an impairment charge of $1,099 in 2004 related to the Kentucky property. In December 2005, the Company negotiated a lease termination agreement with the lessee on the Ohio property for a termination fee of $3,000 and reclassified the property as an asset held for use. Also in December 2005, the Company completed the sale of the Kentucky property (the sale of this property is discussed in Note 7). The impairment charges of $5,241 and $1,099 in 2005 and 2004, respectively, related to the Kentucky property are accounted for in discontinued operations and are included in impairment charges on assets held for sale below.
In connection with entering into a commitment to sell a property in Livonia, Michigan for $8,500 during the first quarter of 2005, the Company recognized an impairment charge of $800 as the property’s estimated fair value was lower than its carrying value. The $8,500 proposed transaction was terminated and in June 2005 the Company entered into a letter of intent to sell this property for $8,000. The Company recognized an additional impairment charge of $330 in the second quarter of 2005 as the proposed net sale proceeds of this transaction were below the property’s carrying value. During the fourth quarter of 2005, the Company reclassified this property to an asset held for use as the $8,000 transaction has focused on partnering with the proposed buyer to upgrade the facility rather than sell it. The Company had previously recorded an impairment charge of $7,500 during 2004 as the result of an impairment valuation, which revealed that the property had undergone an other than temporary decline in value.
During the years ended December 31, 2005, 2004 and 2003, the Company recognized impairment charges on other properties totaling $1,800, $1,250 and $272, respectively. The impairment charge in 2005 was primarily due a decline in property values whereas the impairment charges in 2004 and 2003 were primarily due to a loan loss and the Company’s assessment of the recoverability of debentures received in connection with a bankruptcy settlement with a former lessee, respectively.
Impairment Charges on Assets Held for Sale
During the years ended December 31, 2005, 2004 and 2003, the Company recognized impairment charges on properties classified as held for sale or sold totaling $6,616, $9,199 and $2,960, respectively. These impairment charges, which are included in discontinued operations, were primarily the result of reducing these properties carrying values to their estimated fair values. These properties are discussed further in Note 7.
13. Sales of Real Estate:
The results of operations and the related gain or loss on properties that were held for sale or sold in 2005, 2004 or 2003, are included in discontinued operations in the consolidated statements of income (see Note 7).

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
2003
In December 2003, the Company sold a property in Oxnard, California for $7,500, and recognized a gain of $414. The Company placed proceeds of the sale in an escrow account with the intention of entering into a Section 1031 non-cash exchange which, under the Internal Revenue Code, would allow the Company to acquire like-kind property, and defer a taxable gain until the new property is sold, upon satisfaction of certain conditions. During 2004, $7,185 was released from the escrow account, when an exchange was not completed.
14. Members’ Equity and Stock Based Compensation:
Dividends Payable
The Company declared a quarterly dividend of $.45 per share on December 15, 2005 payable on January 15, 2006 to shareholders of record as of December 31, 2005.
Accumulated Other Comprehensive Income
As of December 31, 2005 and 2004, accumulated other comprehensive income reflected in the members’ equity, net of tax is comprised of the following:

	December 31,
	2005	2004
Unrealized gains on marketable securities	$4,007	$3,285
Foreign currency translation adjustment	(835)	515

Accumulated other comprehensive income	$3,172	$3,800

Stock Based Compensation
In January 1998, the predecessor of Carey Management (see Note 1) was granted warrants to purchase 2,284,800 shares exercisable at $21 per share and 725,930 shares exercisable at $23 per share as compensation for investment banking services in connection with structuring the consolidation of the CPA® Partnerships. The warrants are exercisable until January 2009.
The Company maintains stock option incentive plans pursuant to which share options may be issued. The 1997 Share Incentive Plan (the “Incentive Plan”), as amended, authorizes the issuance of up to 6,200,000 shares. The Company’s Non-Employee Directors’ Plan (the “Directors’ Plan”) authorizes the issuance of up to 300,000 shares. Both plans were approved by a vote of the shareholders.
The Incentive Plan provides for the grant of (i) share options which may or may not qualify as incentive stock options, (ii) performance shares, (iii) dividend equivalent rights and (iv) restricted shares. Share options have been granted as follows: 365,277 in 2005 at exercise prices ranging from $24 to $35.35, 513,171 in 2004 at exercise prices ranging from $22.59 to $35.16, and 122,000 in 2003 at exercise prices ranging from $25.01 to $31.79 per share. The options granted under the Incentive Plan have a 10-year term and vest over periods ranging from three to ten years from the date of grant. The vesting of grants is accelerated upon a change in control of the Company and under certain other conditions.
The Directors’ Plan provides for similar terms as the Incentive Plan. Options granted under the Directors’ Plan have a 10-year term and vest over three years from the date of grant. No share options were granted in 2005. During 2004, 12,000 share options were granted at exercise prices ranging from $24.50 to $30.25 per share. No share options were granted in 2003.

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
Share option and warrant activity is as follows:

	Years Ended December 31,
	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	5,165,617	$22.05	4,812,902	$20.95	4,979,862	$20.26
Granted	365,277	31.79	525,171	29.68	122,000	26.24
Exercised	(86,558)	18.26	(146,121)	21.09	(251,113)	14.29
Forfeited	(174,572)	25.24	(26,335)	24.18	(37,847)	19.14

Outstanding at end of year	5,269,764	22.68	5,165,617	22.05	4,812,902	21.20

Options exercisable at end of year	4,394,887	$21.15	4,287,999	$20.97	4,108,073	$20.95

Stock options outstanding as of December 31, 2005 are as follows:

	Options Outstanding
		Weighted		Options Exercisable
	Options	Average	Weighted	Options	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise Prices	December 31, 2005	Contractual Life	Exercise Price	December 31, 2005	Exercise Price
$ 7.69	19,988	4.50	$7.69	19,988	$7.69
$ 16.25 to $35.35	5,249,776	4.62	$22.73	4,374,899	$21.22

	5,269,764	4.62	$22.68	4,394,887	$21.15

At December 31, 2004 and 2003, the range of exercise prices and weighted-average remaining contractual life of outstanding share options and warrants was $7.69 to $35.16 and 5.41 years, and $7.69 to $31.79 and 6.03 years, respectively.
On June 30, 2003, WPCI granted an incentive award to certain officers of WPCI consisting of 1,500,000 restricted shares, representing an approximate 13% interest in WPCI, and 1,500,000 options for WPCI common stock with a combined fair value of $2,485 at that date. Both the options and restricted stock were issued in 2003 and are vesting ratably over five years. The options are exercisable at $1 per share for a period of ten years from the initial vesting date. The vested restricted stock and stock received upon the exercise of options of WPCI by minority interest holders may be redeemed commencing in 2012 or thereafter solely in exchange for shares of the Company. Any redemption will be subject to a third party valuation of WPCI. The fair value of the awards has been recorded as minority interest and included in other liabilities in the accompanying consolidated financial statements. The awards were also initially recorded in unearned compensation as a component of shareholders’ equity. The awards are being accounted for as a variable plan in accordance with APB No. 25 because the number of Company shares to be issued upon a redemption will not be known until a redemption occurs. Subsequent changes in the fair value of the minority interest subsequent to the grant date are included in the determination of net income based on the vesting period and valued quarterly. As a result of an increase in fair value, $769 was incurred as compensation expense for the year ended December 31, 2005. The combined estimated fair value of the options and restricted stock as of December 31, 2005 and 2004 is $5,910 and $5,691, respectively. The unearned compensation is being amortized over the vesting periods and $451 and $1,094 and has been amortized into compensation expense for the years ended December 31, 2005 and 2004, respectively.
The per share fair value of the 1,500,000 share options granted by WPCI during 2003 was estimated to be $1.593 using a Black-Scholes option pricing formula. The more significant assumptions underlying the determination of the average fair value included a risk-free interest rate of 4.42% and an expected life of 11 years.
The Company has elected to adopt the disclosure only provisions of SFAS No. 123 and SFAS No. 148. If stock-based compensation cost had been recognized based upon fair value at the date of grant for options and restricted stock awarded under the Company’s share incentive plans and amortized to expense over their respective vesting periods in accordance with the provisions of FAS No. 123, pro forma net income would have been as follows:

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

	Years Ended December 31,
	2005	2004	2003
Net income as reported	$48,604	$65,841	$62,878
Add: Stock based compensation included in net income, as reported, net of related tax effects	2,727	2,264	2,282
Less: Stock based compensation determined under fair value based methods for all awards, net of related tax effects	(3,166)	(2,853)	(3,144)

Pro forma net income	$48,165	$65,252	$62,016

Earnings per common share as reported:
Basic	$1.29	$1.76	$1.72
Diluted	$1.25	$1.69	$1.64
Pro forma earnings per common share:
Basic	$1.28	$1.74	$1.70
Diluted	$1.23	$1.67	$1.61
The diluted weighted average shares outstanding for the years ended December 31, 2004 and 2003 have been restated to conform to the current year presentation. This change resulted in an increase in the diluted shares of 57,023 and had no impact on the Company’s diluted earnings per share for the year ended December 31, 2004. For the year ended December 31, 2003 this resulted in an increase in the diluted shares of 425,407 and a decrease in the diluted earnings per share of $.01.
The per share weighted average fair value of share options and warrants granted during 2005 under the Company’s Incentive Plan were estimated to range from $1.64 to $2.12 using a Black-Scholes option pricing formula based on the date of grant. The more significant assumptions underlying the determination of the weighted average fair values included risk-free interest rates ranging from 3.94% to 4.56%, volatility factor of 20%, dividend yields ranging from 7.7% to 7.8% and an expected life of 10 years.
The per share weighted average fair value of share options and warrants granted during 2004 under the Company’s Incentive Plan were estimated to range from $1.96 to $2.47 using a Black-Scholes option pricing formula based on the date of grant. The more significant assumptions underlying the determination of the weighted average fair values included risk-free interest rates ranging from 3.63% to 3.92%, volatility factors ranging from 20.66% to 21.56%, dividend yields ranging from 7.79% to 8.19% and expected lives ranging from 7 to 7.13 years.
The per share weighted average fair value of share options and warrants granted during 2003 under the Company’s Incentive Plan were estimated to range from $1.51 to $2.28 using a Black-Scholes option pricing formula based on the date of grant. The more significant assumptions underlying the determination of the weighted average fair values included risk-free interest rates ranging from 2.60% to 3.69%, volatility factors ranging from 21.35% to 21.89%, dividend yields ranging from 8.26% to 8.51% and expected lives ranging from 4.56 to 7.5 years.
Earnings Per Share
The Company presents both basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income available to shareholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.
Basic and diluted earnings per share were calculated as follows:

	Years Ended December 31,
	2005	2004	2003
Net income	$48,604	$65,841	$62,878

Weighted average shares — basic	37,688,835	37,417,918	36,566,338
Effect of dilutive securities — stock options and warrants	1,331,966	1,543,830	1,867,831

Weighted average shares — diluted	39,020,801	38,961,748	38,434,169

15.	Employee Incentive and Benefit Plans Compensation:

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
During 2003, the Company adopted a non-qualified deferred compensation plan under which a portion of any participating officer’s cash compensation in excess of designated amounts will be deferred and the officer will be awarded a Partnership Equity Plan Unit (“PEP Unit”). The value of each PEP Unit is intended to correspond to the value of a share of the CPA® REIT designated at the time of such award. Redemption will occur at the earlier of a liquidity event of the underlying CPA® REIT or twelve years from the date of award. The award is fully vested upon grant, and the Company may terminate the plan at any time. The value of each PEP Unit will be adjusted to reflect the underlying appraised value of the CPA® REIT. Additionally, each PEP Unit will be entitled to a distribution equal to the distribution rate of the CPA® REIT. All issuances of PEP Units, changes in the fair value of PEP Units and distributions paid are included in compensation expense of the Company. Compensation expense under this plan for the years ended December 31, 2005, 2004 and 2003 was $2,412, $2,826 and $2,028, respectively.
The Company sponsors a qualified profit-sharing plan and trust covering substantially all of its full-time employees who have attained age twenty-one, worked a minimum of 1,000 hours and completed one year of service. The Company is under no obligation to contribute to the plan and the amount of any contribution is determined by and at the discretion of the Board of Directors. The Board of Directors can authorize contributions to a maximum of 15% of an eligible participant’s compensation, limited to $31 annually per participant. For the years ended December 31, 2005, 2004 and 2003, amounts expensed by the Company for contributions to the trust were $2,108, $1,988 and $1,926, respectively.
16. Income Taxes:
The components of the Company’s provision for income taxes for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Federal:
Current	$11,761	$26,330	$5,694
Deferred	1,222	6,118	5,749

	12,983	32,448	11,443

State, local and foreign:
Current	6,080	15,826	3,944
Deferred	327	2,709	3,729

	6,407	18,535	7,673

Total provision	$19,390	$50,983	$19,116

Deferred income taxes as of December 31, 2005 and 2004 consist of the following:

	2005	2004
Deferred tax assets:
Unearned and deferred compensation	$4,479	$3,436
Other liabilities	649	850

	5,128	4,286

Deferred tax liabilities:
Receivables from affiliates	24,658	22,939
Investments	20,378	18,974
Other	—	732

	45,036	42,645

Net deferred tax liability	$39,908	$38,359

The difference between the tax provision and the tax benefit recorded at the statutory rate at December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Pre-tax income from taxable subsidiaries	$38,680	$98,707	$41,820
Federal provision at statutory tax rate (35%)	13,538	34,547	14,219
State and local taxes, net of federal benefit	3,566	11,695	3,950
Amortization of intangible assets	1,245	2,210	1,625

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

	2005	2004	2003
Other	313	1,225	(2,225)

Tax provision — taxable subsidiaries	18,662	49,677	17,569
Other state, local and foreign taxes	728	1,306	1,547

Total tax provision	$19,390	$50,983	$19,116

17. Segment Reporting:
The Company evaluates its results from operations by major business segment as follows:
MANAGEMENT SERVICES OPERATIONS. This business segment includes management operations services performed for the CPA® REITs pursuant to the advisory agreements. This business line also includes interest on deferred revenue and earnings from unconsolidated investments in the CPA® REITs accounted for under the equity method which were received in-lieu of cash for certain revenue. This business segment is carried out largely by corporate subsidiaries which are subject to federal, state, local and foreign taxes as applicable. The Company’s financial statements are prepared on a consolidated basis including these taxable operations and include a provision for current and deferred taxes on these operations.
REAL ESTATE OPERATIONS. This business segment includes the operations of properties under operating lease, properties under direct financing leases, real estate under construction and development, assets held for sale and equity investments in ventures accounted for under the equity method which are engaged in these activities. Because of the Company’s and its subsidiaries legal structure, these operations are not generally subject to federal income taxes however, they may be subject to certain state, local and foreign taxes.
A summary of comparative results of these business segments is as follows:

	Years Ended December 31,
	2005	2004	2003
MANAGEMENT SERVICES
Revenues	$90,863	$147,154	$89,358
Operating expenses	(55,022)	(54,861)	(46,995)
Interest expense	—	(35)	—
Other, net (1)	7,262	3,490	2,980
Provision for income taxes	(18,662)	(49,546)	(17,715)

Income from continuing operations	$24,441	$46,202	$27,628

REAL ESTATE
Revenues	$83,254	$75,048	$64,687
Operating expenses	(49,791)	(41,889)	(21,332)
Interest expense	(16,787)	(14,453)	(14,660)
Other, net (1)	2,472	4,668	3,287
Provision for income taxes	(728)	(1,437)	(1,401)

Income from continuing operations	$18,420	$21,937	$30,581

TOTAL COMPANY
Revenues	$174,117	$222,202	$154,045
Operating expenses	(104,813)	(96,750)	(68,327)
Interest expense	(16,787)	(14,488)	(14,660)
Other, net (1)	9,734	8,158	6,267
Provision for income taxes	(19,390)	(50,983)	(19,116)

Income from continuing operations	$42,861	$68,139	$58,209

	EQUITY INVESTMENTS		TOTAL ASSETS		TOTAL LONG-LIVED ASSETS
	As of December 31,		As of December 31,		As of December 31,
	2005	2004	2005	2004	2005	2004
Management Services	$90,411	$61,481	$288,926	$237,889	$109,204	$83,018
Real Estate	44,156	48,898	694,336	775,650	656,406	750,035

Total Company	$134,567	$110,379	$983,262	$1,013,539	$765,610	$833,053

(1)	Includes interest income, minority interest, income from equity investments and gains and losses on sales and foreign currency transactions.

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
For 2005, geographic information for the real estate operations segment is as follows:

	Domestic	International (1)	Total Real Estate
Revenues	$75,198	$8,056	$83,254
Operating expenses	(46,496)	(3,295)	(49,791)
Interest expense	(13,567)	(3,220)	(16,787)
Other, net (2)	1,846	626	2,472
Provision for income taxes	(520)	(208)	(728)

Income from continuing operations	$16,461	$1,959	$18,420

Total assets	638,130	56,206	694,336
Total long-lived assets	601,193	55,213	656,406
For 2004, geographic information for the real estate operations segment is as follows:

	Domestic	International (1)	Total Real Estate
Revenues	$67,367	$7,681	$75,048
Operating expenses	(38,905)	(2,984)	(41,889)
Interest expense	(10,886)	(3,567)	(14,453)
Other, net (2)	2,324	2,344	4,668
Provision for income taxes	(806)	(631)	(1,437)

Income from continuing operations	$19,094	$2,843	$21,937

Total assets	705,844	69,806	775,650
Total long-lived assets	685,332	64,703	750,035
For 2003, geographic information for the real estate operations segment is as follows:

	Domestic	International (1)	Total Real Estate
Revenues	$58,285	$6,402	$64,687
Operating expenses	(18,739)	(2,593)	(21,332)
Interest expense	(11,247)	(3,413)	(14,660)
Other, net (2)	2,618	669	3,287
Provision for income taxes	(893)	(508)	(1,401)

Income from continuing operations	$30,024	$557	$30,581

Total assets	636,350	69,481	705,831
Total long-lived assets	584,554	61,360	645,914

(1)	The company’s international operations consist of investments in France.

(2)	Includes interest income, minority interest, income from equity investments and gains and losses on sales and foreign currency transactions.
18. Selected Quarterly Financial Data (unaudited):

	Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenues (1)	$45,853	$44,419	$41,962	$41,883
Expenses (1)	(30,613)	(24,803)	(20,734)	(28,663)
Net income	5,855	16,933	14,328	11,488
Earnings per share -
Basic	.16	.45	.38	.30
Diluted	.15	.43	.37	.30
Dividends declared per share	.444	.446	.448	.450

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

	Three Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Revenues (1)	$35,652	$51,822	$97,827	$36,901
Expenses (1)	(20,607)	(21,867)	(30,620)	(23,656)
Net income	11,092	15,480	35,154	4,115
Earnings per share -
Basic	.30	.41	.94	.11
Diluted	.29	.40	.90	.10
Dividends declared per share	.436	.438	.440	.442

(1)	Certain amounts from previous quarters have been reclassified to discontinued operations (see Note 7).

W. P. CAREY & CO. LLC
SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
as of December 31, 2005
(Not in thousands)

											Life on
											which
											Depreciation
				Costs	Increase	Gross Amount at					in Latest
				Capitalized	(decrease) in	which Carried at Close of Period (e)					Statement of
		Initial Cost to Company		Subsequent to	Net				Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (e)	Acquired	Computed
Operating Method:
Office facilities in Broomfield, Colorado		$247,993	$2,538,263	$4,779,536	(1,800,000)	$3,827,529	$1,938,263	$5,765,792	$698,903	1/1/1998	40 yrs.
Distribution facilities and warehouses in Erlanger, Kentucky	$10,750,000	1,525,593	21,427,148	978,798	141,235	1,525,593	22,547,181	24,072,774	4,372,774	1/1/1998	40 yrs.
Retail stores in Montgomery and Brewton, Alabama		855,196	6,762,374		(4,802,316)	406,674	2,408,580	2,815,254	496,678	1/1/1998	40 yrs.
Industrial facility in Walbridge, Ohio		324,046	8,408,833			324,046	8,408,833	8,732,879	1,681,767	1/1/1998	40 yrs.
Land in Anchorage, Alaska		4,573,360				4,573,360	—	4,573,360	—	1/1/1998	N/A
Vacant office facility in Reno, Nevada		925,162	4,023,627		101,983	925,162	4,125,610	5,050,772	818,441	1/1/1998	40 yrs.
Office facility in Beaumont, Texas		164,113	2,343,849	595,446		164,113	2,939,295	3,103,408	614,719	1/1/1998	40 yrs.
Office and industrial facilities in Bridgeton, Missouri		269,700	5,099,964	4,165,742	(2,612)	269,700	9,263,094	9,532,794	971,546	1/1/1998	40 yrs.
Office facility in College Station, Texas		1,389,951	5,337,002	92,326	(1,039,757)	1,107,855	4,671,667	5,779,522	906,893	1/1/1998	40 yrs.
Partially vacant industrial/office and distribution facilities in Salisbury, North Carolina		246,949	5,034,911	2,168,381		246,949	7,203,292	7,450,241	1,324,102	1/1/1998	40 yrs.
Land in Raleigh, North Carolina		1,638,012			(809,735)	828,277	—	828,277	—	1/1/1998	N/A
Office facility in King of Prussia, Pennsylvania		1,218,860	6,283,475	539,706		1,218,860	6,823,181	8,042,041	1,355,284	1/1/1998	40 yrs.
Warehouse and distribution facilities in Fort Lauderdale, Florida		1,173,108	3,368,141	242,885	98,916	1,173,108	3,709,942	4,883,050	719,512	1/1/1998	40 yrs.
Industrial facility in Lemont, Illinois		345,323	3,913,657	186,165	60,394	345,323	4,160,216	4,505,539	799,445	1/1/1998	40 yrs.
Industrial facilities in Pinconning, Mississippi		31,725	1,691,580			31,725	1,691,580	1,723,305	338,317	1/1/1998	40 yrs.
Industrial facilities in San Fernando, California	9,285,000	2,051,769	5,321,776		152,368	2,051,769	5,474,144	7,525,913	1,084,855	1/1/1998	40 yrs.
Land leased in several cities in the followings states: Alabama, Florida, Georgia, Illinois, Louisiana, Missouri, New Mexico, North Carolina, South Carolina and Texas	10,019,063	9,382,198			(147,949)	9,234,249		9,234,249	—	1/1/1998	N/A
Industrial facility in Milton, Vermont		219,548	1,578,592			219,548	1,578,592	1,798,140	315,718	1/1/1998	40 yrs.
Land in Glendora, California		1,135,003			17,286	1,152,289		1,152,289		1/1/1998	N/A
Office facilities in Bloomingdale, Illinois		1,074,640	11,452,967	723,690		1,090,462	12,160,835	13,251,297	2,322,685	1/1/1998	40 yrs.
Industrial facility in Manassas, Virginia		459,593	1,351,737			459,593	1,351,737	1,811,330	270,347	1/1/1998	40 yrs.
Industrial facility in Doraville, Georgia	6,385,141	3,287,857	9,863,570		272,388	3,287,857	10,135,958	13,423,815	2,009,346	1/1/1998	40 yrs.
Office facilities in Collierville, Tennessee		335,189	1,839,331			335,189	1,839,331	2,174,520	367,866	1/1/1998	40 yrs.
Land in Irving and Houston, Texas		9,795,193				9,795,193		9,795,193		1/1/1998	N/A
Industrial facility in Detroit, Michigan	10,696,264	5,967,620	31,730,547		775,099	5,967,620	32,505,646	38,473,266	6,450,351	1/1/1998	40 yrs.
Industrial facility in Chandler, Arizona	13,260,742	5,034,749	18,956,971	2,185,077	541,325	5,034,749	21,683,373	26,718,122	4,226,089	1/1/1998	40 yrs.
Warehouse and distribution facilities in Houston, Texas		166,745	884,772	53,175		166,745	937,947	1,104,692	178,229	1/1/1998	40 yrs.
Retail store in Bellevue, Washington	9,725,000	4,125,000	11,811,641	393,206		4,493,534	11,836,313	16,329,847	2,280,048	4/23/1998	40 yrs.
Office facilities in Paris, France	10,824,032	2,674,914	8,113,120		590,426	1,386,742	9,991,718	11,378,460	1,882,037	5/27/1998	40 yrs.
Office facility in Rouen, France	3,227,521	542,968	5,286,915		132,638	575,663	5,386,858	5,962,521	978,583	6/10/1998	40 yrs.
Office facility in Houston, Texas	5,000,005	3,260,000	22,574,073	399,125		3,260,000	22,973,198	26,233,198	4,381,689	6/15/1998	40 yrs.
Office facility in Tempe, Arizona	16,514,735	2,274,782	26,701,663			2,274,782	26,701,663	28,976,445	4,448,370	6/30/1998	40 yrs.
Office facility in Rio Rancho, New Mexico	8,414,630	1,190,000	9,352,965	1,315,694		1,466,884	10,391,775	11,858,659	1,773,901	7/1/1998	40 yrs.
Office facility in Rouen, France	1,200,728	303,061	2,109,731	331,811	(78,194)	223,895	2,442,514	2,666,409	373,754	11/16/1998	40 yrs.
Vacant office facility in Moorestown, New Jersey	5,710,053	351,445	5,980,736	532,556	42,917	351,445	6,556,209	6,907,654	1,192,178	2/19/1999	40 yrs.
Office facility in Lafayette, Louisiana	4,442,605	720,000	7,708,458	119,092		720,000	7,827,550	8,547,550	1,181,032	12/22/1999	40 yrs.
Warehouse and distribution facilities in Phalempin and Joue Les Tours, France	2,985,777	451,168	4,478,891		340,589	504,877	4,765,771	5,270,648	800,291	5/5/1999	40 yrs.
Office facility in Tours, France	8,320,233	1,033,532	9,737,359		2,665,041	1,300,036	12,135,896	13,435,932	1,591,021	9/1/2000	40 yrs.
Office facility in Illkirch, France	18,439,278		18,520,178		6,242,919	—	24,763,097	24,763,097	2,638,704	12/3/2001	40 yrs.
Industrial facility in Industry, California		3,789,019	13,163,763	1,090,044	317,639	3,789,019	14,571,446	18,360,465	1,491,283	1/1/1998	40 yrs.
Vacant industrial facility in Cincinnati, Ohio		2,097,304	20,410,093		(13,030,679)	2,097,304	7,379,414	9,476,718	15,374	1/1/1998	25 yrs.
Industrial, warehouse and distribution facilities in Lenexa, Kansas; Winston-Salem, North Carolina and Dallas, Texas	8,862,726	1,860,000	12,538,600		5,663	1,860,000	12,544,263	14,404,263	1,058,696	9/12/2002	40 yrs.

W. P. CAREY & CO. LLC
SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
as of December 31, 2005
(Not in thousands)

											Life on
											which
											Depreciation
				Costs	Increase	Gross Amount at					in Latest
				Capitalized	(decrease) in	which Carried at Close of Period (e)					Statement of
		Initial Cost to Company		Subsequent to	Net				Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (e)	Acquired	Computed
Operating Method:
Office buildings in Venice, California (c)	3,933,818	2,032,029	10,151,780			2,032,029	10,151,780	12,183,809	327,818	9/1/2004	40 yrs.
Retail stores in Drayton Plains, Michigan and Citrus Heights, California (c)		1,039,313	4,788,318	188,374		1,039,313	4,976,692	6,016,005	157,910	9/1/2004	40 yrs.
Office facility in San Diego, California (c)		4,646,946	19,711,863			4,646,946	19,711,863	24,358,809	636,529	9/1/2004	40 yrs.
Warehouse and distribution facilities in Birmingham, Alabama (c)	4,794,839	1,255,668	7,703,604			1,255,668	7,703,604	8,959,272	248,762	9/1/2004	40 yrs.
Industrial facility in Scottsdale, Arizona (c)	1,547,362	586,369	45,954			586,369	45,954	632,323	1,484	9/1/2004	40 yrs.
Retail stores in Hope, Little Rock and Hot Springs, Arizona (c)		850,212	2,938,815			850,212	2,938,815	3,789,027	94,899	9/1/2004	40 yrs.
Industrial facilities in Apopka, Florida (c)	3,164,047	362,004	10,854,781			362,004	10,854,781	11,216,785	350,519	9/1/2004	40 yrs.
Retail facility in Jacksonville, Florida		974,500	6,979,507			974,500	6,979,507	7,954,007	225,380	9/1/2004	40 yrs.
Retail facilities in Charlotte, North Carolina (c)		1,639,057	10,607,869	24,528		1,639,057	10,632,397	12,271,454	342,726	9/1/2004	40 yrs.

	$177,503,599	$91,898,486	$411,483,764	$21,105,357	$(9,212,416)	$93,453,816	$421,821,375	$515,275,191	$60,796,855

W. P. CAREY & CO. LLC
SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
as of December 31, 2005
(Not in thousands)

				Costs	Increase	Gross Amount at
				Capitalized	(Decrease)	which Carried
		Initial Cost to Company		Subsequent to	in Net	at Close of Period	Date
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investment(b)	Total	Acquired
Direct Financing Method:
Warehouse / distribution facilities in Anchorage, Alaska		$331,910	$12,281,102		$(108,757)	$12,504,255	1/1/1998
Office facilities in Bridgeton, Missouri	$2,865,362	842,233	4,762,302		(466,368)	5,138,167	1/1/1998
Warehouse / distribution facilities in Memphis, Tennessee		1,051,005	14,036,912		(2,583,642)	12,504,275	1/1/1998
Industrial facility in Williamsport, Pennsylvania		445,383	11,323,899		(5,915,619)	5,853,663	1/1/1998
Office facility in Toledo, Ohio	2,670,614	223,585	2,684,424		(276,580)	2,631,429	1/1/1998
Office facility in Raleigh, North Carolina			2,844,120		(1,575,296)	1,268,824	1/1/1998
Industrial facility in Prophetstown, Illinois		70,317	1,476,657		(418,426)	1,128,548	1/1/1998
Industrial facility in Goshen, Indiana		238,532	3,339,449		(1,367,124)	2,210,857	1/1/1998
Retail stores in several cities in the following states: Alabama, Florida, Georgia, Illinois, Louisiana, Missouri, New Mexico, North Carolina, South Carolina and Texas			16,416,402		(384,609)	16,031,793	1/1/1998
Retail store in West Mifflin, Pennsylvania		1,839,303	6,535,144		(3,653,455)	4,720,992	1/1/1998
Office and industrial facilities in Glendora, California and Romulus, Michigan		454,101	13,250,980	9,315	174,479	13,888,875	1/1/1998
Industrial facilities in Thurmont, Maryland and Farmington, New York		728,683	6,092,840		(49,064)	6,772,459	1/1/1998
Warehouse / distribution facilities in New Orleans, Louisiana; Memphis, Tennessee and San Antonio, Texas		1,882,372	5,846,214	26,581	(1,260,001)	6,495,166	1/1/1998
Industrial facilities in Irving and Houston, Texas	33,950,000		27,598,638		(1,553,257)	26,045,381	1/1/1998
Office facility in Charleston, South Carolina (c)	9,711,477	1,965,093	11,884,907	5,919	924,459	14,780,378	9/1/2004

	$49,197,453	$10,072,517	$140,373,990	$41,815	$(18,513,260)	$131,975,062

				Costs	Increase	Gross Amount at which Carried						Life on which
	Initial Cost to Company			Capitalized	(decrease)	at Close of Period (e)						Depreciation in Latest
			Personal	Subsequent to	in Net			Personal		Accumulated	Date	Statement of Income is
Description	Land	Buildings	Property	Acquisition (a)	Investments (b)	Land	Buildings	Property	Total	Depreciation (e)	Acquired	computed
Operating real estate:
Hotel located in:
Livonia, Michigan	$2,765,094	$11,086,650	$3,277,133	$6,609,050	$(8,630,000)	$2,765,094	$6,235,961	$6,106,872	$15,107,927	$7,242,967	1/1/1998	7-40 yrs.

	$2,765,094	$11,086,650	$3,277,133	$6,609,050	$(8,630,000)	$2,765,094	$6,235,961	$6,106,872	$15,107,927	$7,242,967

W. P. CAREY & CO. LLC
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(a)	Consists of the cost of improvements and acquisition costs subsequent to acquisition, including legal fees, appraisal fees, title costs, other related professional fees and purchases of furniture, fixtures, equipment and improvements at the hotel properties.

(b)	The increase (decrease) in net investment is primarily due to (i) the amortization of unearned income from net investment in direct financing leases producing a periodic rate of return which at times may be greater or less than lease payments received, (ii) sales of properties (iii) impairment charges, (iv) changes in foreign currency exchange rates, and (v) an adjustment in connection with purchasing certain minority interests.

(c)	Property acquired in connection with merger transaction on September 1, 2004.

(d)	At December 31, 2005, the aggregate cost of real estate owned by the Company and its subsidiaries for Federal income tax purposes is approximately $614,473.

(e)	Reconciliation of real estate and accumulated depreciation.

	Reconciliation of Real Estate Accounted
	for Under the Operating Method
	December 31,
	2005	2004	2003
Balance at beginning of year	$530,278,568	$445,738,136	$474,272,069
Additions	2,311,256	87,599,638	2,126,915
Dispositions	(3,135,093)	(5,548,193)	(16,136,445)
Foreign currency translation adjustment	(9,016,998)	5,669,071	10,747,719
Reclassification from/to assets held for sale, operating real estate, net investment in direct financing lease and equity investments and under development	(3,362,542)	2,069,916	(24,712,122)
Impairment charge	(1,800,000)	(5,250,000)	(560,000)

Balance at end of year	$515,275,191	$530,278,568	$445,738,136

	Reconciliation of Accumulated Depreciation for Real Estate
	Accounted for Under the Operating Method
	December 31,
	2005	2004	2003
Balance at beginning of year	$53,913,863	$45,020,621	$41,716,083
Depreciation expense	10,336,033	9,593,923	10,262,019
Depreciation expense from discontinued operations	309,907	200,046	271,922
Foreign currency translation adjustment	(1,073,851)	783,292	772,590
Reclassification from/to assets held for sale, operating real estate and net investment in direct financing lease	(2,244,519)	(93,241)	(6,245,358)
Dispositions	(444,578)	(1,590,778)	(1,756,635)

Balance at end of year	$60,796,855	$53,913,863	$45,020,621

	Reconciliation for Operating Real Estate
	December 31,
	2005	2004	2003
Balance at beginning of year	$16,123,015	$21,952,052	$5,720,760
Additions	114,912	1,670,963	22,900
Reclass from real estate accounted for under the operating method	—	—	21,952,052
Dispositions	—	—	(5,743,660)
Impairment charge	(1,130,000)	(7,500,000)	—

Balance at close of year	$15,107,927	$16,123,015	$21,952,052

	Reconciliation of Accumulated
	Depreciation for Operating Real Estate
	December 31,
	2005	2004	2003
Balance at beginning of year	$6,982,836	$5,805,321	$1,664,817
Depreciation expense	260,131	1,177,515	—
Depreciation expense from discontinued operations	—	—	170,219
Dispositions	—	—	(1,835,036)
Reclassification from real estate accounted for under the operating method	—	—	5,805,321

Balance at end of year	$7,242,967	$6,982,836	$5,805,321

W. P. CAREY & CO. LLC
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
ITEM 9A. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
Our chief executive officer and acting chief financial officer have conducted a review of our disclosure controls and procedures as of December 31, 2005. Based upon this review, our chief executive officer and acting chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2005 at a reasonable level of assurance and procedures to ensure that the information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods specified in the SEC's rules and forms.
Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated and communicated to our management, including our chief executive officer and acting chief financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported, within the required time periods specified in the SEC’s rules and forms. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives, and that future events may impact the effectiveness of a system of controls.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, we used criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.
Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhousCoopers LLP, an independent registered public accounting firm who also audited our consolidated financial statements included in Item 8, as stated in their report in Item 8.

W. P. CAREY & CO. LLC
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As reported in previous filings, during the first quarter of 2005 we identified a material weakness in internal control over financial reporting with respect to maintaining effective controls over the calculation and review of estimated deferred taxes. During the second quarter, we performed an assessment of the controls over preparation and review of the estimated deferred taxes. During the third quarter, we implemented several additional controls to provide for a more comprehensive preparation and review of this calculation. Controls that were implemented include the addition of new tax rate reconciliations, variance analyses and checklists. In addition, we have added an additional level of management review of the deferred tax provision on a quarterly basis. The design and operating effectiveness of these controls were tested by management in the fourth quarter and determined to be adequate to remedy the material weakness.
There were no significant changes in our internal control over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

W. P. CAREY & CO. LLC
PART III
ITEM 10. Directors and Executive Officers of the Registrant.
This information will be contained in our definitive Proxy Statement with respect to our 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.
ITEM 11. Executive Compensation.
This information will be contained in our definitive Proxy Statement with respect to our 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.
This information will be contained in our definitive Proxy Statement with respect to our 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.
ITEM 13. Certain Relationships and Related Transactions.
This information will be contained in our definitive Proxy Statement with respect to our 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.
ITEM 14. Principal Accounting Fees and Services.
This information will be contained in our definitive Proxy Statement with respect to our 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.
PART IV
ITEM 15. Exhibits, Financial Statement Schedules.
     (1) and (2) – Financial Statements and schedules – see index to financial statements and schedules included in Item 8.
     (3) Exhibits:
The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit		Method of
No.	Description	Filing
3.1	Amended and Restated Limited Liability Company Agreement of Carey Diversified LLC.	Exhibit 3.1 to Registration Statement on Form S-4 (No. 333-37901) dated October 15, 1997

3.2	Bylaws of Carey Diversified LLC.	Exhibit 3.2 to Registration Statement on Form S-4 (No. 333-37901) dated October 15, 1997

3.3	Amended and Restated Bylaws.	Exhibit 3 to Form 8-K dated April 29, 2005

4.1	Form of Listed Share Stock Certificate.	Exhibit 4.1 to Registration Statement on Form S-4 (No. 333-37901) dated October 15, 1997

10.1	Management Agreement Between Carey Management LLC and the Company.	Exhibit 10.1 to Registration Statement on Form S-4 (No. 333-37901) dated October 15, 1997

10.2	Non-Employee Directors’ Incentive Plan.	Exhibit 10.2 to Registration Statement on Form S-4 (No. 333-37901) dated October 15, 1997

W. P. CAREY & CO. LLC

Exhibit		Method of
No.	Description	Filing
10.3	1997 Share Incentive Plan.	Exhibit 10.3 to Registration Statement on Form S-4 (No. 333-37901) dated October 15, 1997

10.4	Non-Statutory Listed Share Option Agreement.	Exhibit 10.5 to Registration Statement on Form S-4 (No. 333-37901) dated October 15, 1997

10.5	Carey Asset Management Corp. 2005 Partnership Equity Unit Plan.	Filed as Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 dated March 15, 2005

10.6	Third Amended and Restated Credit Agreement dated as of May 27, 2004.	Filed as Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 dated March 15, 2005

10.7	Employment Agreement dated April 7, 1997 between W.P. Carey & Co., Inc. and Gordon S. DuGan.	Filed as Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 dated March 15, 2005

10.8	Employment Agreement dated April 7, 1997 between W.P. Carey & Co., Inc. and John J. Park.	Filed as Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 dated March 15, 2005

10.9	Employment Agreement dated April 7, 1997 between W.P. Carey & Co., Inc. and Claude Fernandez	Filed herewith

21.1	List of Registrant Subsidiaries.	Filed as Exhibit 21.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 dated March 15, 2005

23.1	Consent of PricewaterhouseCoopers LLP .	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Chief Executive Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Chief Financial Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

99.13	Amended and Restated Agreement of Limited Partnership of CPA®: 1.	Exhibit 99.13 to Registration Statement on Form S-4 (No. 333-37901) dated October 15, 1997

99.16	Amended and Restated Agreement of Limited Partnership of CPA®: 4.	Exhibit 99.16 to Registration Statement on Form S-4 (No. 333-37901) dated October 15, 1997

99.18	Amended and Restated Agreement of Limited Partnership of CPA®: 6.	Exhibit 99.18 to Registration Statement on Form S-4 (No. 333-37901) dated October 15, 1997

99.21	Amended and Restated Agreement of Limited Partnership of CPA®: 9.	Exhibit 99.21 to Registration Statement on Form S-4 (No. 333-37901) dated October 15, 1997

99.22	Listed Share Purchase Warrant.	Exhibit 99.22 to Registration Statement on Form S-4 (No. 333-37901) dated October 15, 1997

99.23	Second Amended and Restated Advisory Agreement dated September 30, 2005 between Corporate Property Associates 14 Incorporated and Carey Asset Management Corp.	Filed herewith

99.24	Second Amended and Restated Advisory Agreement dated September 30, 2005 between Corporate Property Associates 15 Incorporated and Carey Asset Management Corp.	Filed herewith

99.25	Second Amended and Restated Advisory Agreement dated September 30, 2005 between Corporate Property Associates 16 – Global Incorporated and Carey Asset Management Corp.	Filed herewith

W. P. CAREY & CO. LLC
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. CAREY & CO. LLC

3/9/2006	BY:	/s/ Mark J. DeCesaris

Date		Mark J. DeCesaris
Managing Director and acting Chief Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

3/9/2006	BY:	/s/ William P. Carey

Date		William P. Carey
Chairman of the Board and Director

3/9/2006	BY:	/s/ Francis J. Carey

Date		Francis J. Carey
Chairman of the Executive Committee and Director

3/9/2006	BY:	/s/ Gordon F. DuGan

Date		Gordon F. DuGan
President and Chief Executive Officer
and Director (Principal Executive Officer)

3/9/2006	BY:	/s/ George E. Stoddard

Date		George E. Stoddard
Director

3/9/2006	BY:	/s/ Eberhard Faber IV

Date		Eberhard Faber IV
Chairman of Nomination & Corporate
Governance Committees and Director

3/9/2006	BY:	/s/ Dr. Lawrence R. Klein

Date		Dr. Lawrence R. Klein
Chairman of the Economic Policy Committee and Director

3/9/2006	BY:	/s/ Charles C. Townsend, Jr.

Date		Charles C. Townsend, Jr.
Chairman of the Compensation Committee and Director

3/9/2006	BY:	/s/ Ralph Verni

Date		Ralph Verni
Director

3/9/2006	BY:	/s/ Dr. Karsten von Köller

Date		Dr. Karsten von Köller
Director

3/9/2006	BY:	/s/ Reginald Winssinger

Date		Reginald Winssinger
Director

3/9/2006	BY:	/s/ Mark J. DeCesaris

Date		Mark J. DeCesaris
Managing Director and acting Chief Financial Officer
(acting Principal Financial Officer)

3/9/2006	BY:	/s/ Claude Fernandez

Date		Claude Fernandez
Managing Director and Chief Accounting Officer
(Principal Accounting Officer)

W. P. CAREY & CO. LLC
REPORT ON FORM 10-K
The Company will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC. The 10-K may also be obtained through the SEC’s EDGAR database at www.sec.gov.