Form 10-Q
period 2006-03-31
CAREY W P & CO LLC
filed 2006-05-10
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-13779
W. P. CAREY & CO. LLC
(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	13-3912578 (I.R.S. Employer Identification No.)

50 ROCKEFELLER PLAZA
NEW YORK, NEW YORK	10020
(Address of principal executive offices)	(Zip Code)
Investor Relations (212) 492-8920
(212) 492-1100
(Registrant’s telephone numbers, including area code)
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 37,908,491 Listed Shares, no par value, outstanding at May 3, 2006.

W. P. CAREY & CO. LLC

*	The summarized consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of such financial statements have been included.
Forward Looking Statements
This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seeks,” “plans” or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved. Additionally, a description of our critical accounting estimates is included in the management’s discussion and analysis section in our Annual Report on Form 10-K for the year ended December 31, 2005. There has been no significant change in such critical accounting estimates.
As used in this quarterly report on Form 10-Q, the terms “the Company,” “we,” “us” and “our” include W. P. Carey & Co. LLC, its consolidated subsidiaries and predecessors, unless otherwise indicated.

W. P. CAREY & CO. LLC
PART I
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands except share amounts)

		December 31,
	March 31,	2005
	2006	(NOTE)
ASSETS
Real estate, net	$492,859	$454,478
Net investment in direct financing leases	118,995	131,975
Equity investments	133,822	134,567
Operating real estate, net	7,761	7,865
Assets held for sale	24,870	18,815
Cash and cash equivalents	14,833	13,014
Due from affiliates	76,417	82,933
Goodwill	63,607	63,607
Intangible assets, net	38,250	40,700
Other assets, net	28,661	35,308

Total assets	$1,000,075	$983,262

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Mortgage notes payable	$245,523	$226,701
Mortgage notes payable on assets held for sale	4,373	4,412
Credit facility	6,000	15,000
Accrued interest	1,647	2,036
Distributions payable	17,073	16,963
Due to affiliates	1,035	2,994
Accounts payable and accrued expenses	18,690	23,002
Prepaid rental income and security deposits	6,553	4,391
Accrued income taxes	6,305	634
Deferred income taxes, net	37,860	39,908
Other liabilities	39,691	36,064

Total liabilities	384,750	372,105

Minority interest in consolidated entities	12,049	3,689

Commitments and contingencies (Note 8)
Members’ equity:
Listed shares, no par value; 37,778,129 and 37,706,247 shares issued and outstanding at March 31, 2006 and December 31, 2005	736,803	740,593
Dividends in excess of accumulated earnings	(137,188)	(131,178)
Unearned compensation	—	(5,119)
Accumulated other comprehensive income	3,661	3,172

Total members’ equity	603,276	607,468

Total liabilities and members’ equity	$1,000,075	$983,262

The accompanying notes are an integral part of these consolidated financial statements.

NOTE:	The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date.

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share and share amounts)

	Three months ended March 31,
	2006	2005
REVENUES:
Asset management revenue	$17,360	$15,432
Structuring revenue	9,892	10,707
Rental income	14,822	13,045
Interest income from direct financing leases	3,421	3,836
Other operating income	528	559
Revenues of other business operations	1,863	1,728

	47,886	45,307

OPERATING EXPENSES:
General and administrative	(14,156)	(13,811)
Depreciation	(3,645)	(3,088)
Amortization	(2,284)	(2,203)
Property expenses	(1,837)	(1,715)
Impairment charge	—	(800)
Operating expenses of other business operations	(1,567)	(1,516)

	(23,489)	(23,133)

OTHER INCOME AND EXPENSES:
Other interest income	727	842
Income from equity investments	1,550	1,368
Minority interest in income	(862)	(632)
Gain (loss) on foreign currency transactions and other gains, net	250	(350)
Interest expense	(4,388)	(4,227)

	(2,723)	(2,999)

Income from continuing operations before income taxes	21,674	19,175
Provision for income taxes	(6,722)	(5,853)

Income from continuing operations	14,952	13,322

DISCONTINUED OPERATIONS:
(Loss) income from operations of discontinued properties	(530)	1,425
Loss on sale of real estate	—	(20)
Impairment charges on assets held for sale	(3,357)	(8,872)

Loss from discontinued operations	(3,887)	(7,467)

NET INCOME	$11,065	$5,855

BASIC EARNINGS PER SHARE:
Income from continuing operations	$.40	$.36
Loss from discontinued operations	(.10)	(.20)

Net income	$.30	$.16

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$.39	$.34
Loss from discontinued operations	(.10)	(.19)

Net income	$.29	$.15

DISTRIBUTIONS DECLARED PER SHARE	$0.452	$0.444

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	37,727,782	37,592,343

Diluted	38,627,267	39,377,650

The accompanying notes are an integral part of these consolidated financial statements.

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2006	2005
Net Income	$11,065	$5,855
Other comprehensive income:
Change in unrealized appreciation (depreciation) on marketable securities	771	(1,065)
Foreign currency translation adjustment	(282)	(483)

	489	(1,548)

Comprehensive Income	$11,554	$4,307

The accompanying notes are an integral part of these consolidated financial statements.

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands, except share amounts)

	Three months ended March 31,
	2006	2005 (Revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,065	$5,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including intangible assets and deferred financing costs	6,136	5,521
Income from equity investments in excess of distributions received	(247)	(75)
Loss on sale of real estate	—	20
Minority interest in income	862	632
Straight-line rent adjustments	732	962
Management income received in shares of affiliates	(7,892)	(7,025)
Unrealized (gain) loss on foreign currency transactions and warrants	(165)	363
Impairment charges	3,357	9,672
Deferred income taxes	(2,048)	(1,140)
Realized gain on foreign currency transactions	(85)	(14)
Increase in accrued income taxes	5,671	3,514
Decrease in prepaid taxes	706	—
Tax charge — share incentive plan	—	(228)
Excess tax benefits associated with stock based compensation awards	719	830
Deferred acquisition revenue received	12,543	8,961
Increase in structuring revenue receivable	(3,039)	(1,572)
Net changes in other operating assets and liabilities	(2,968)	1,225

Net cash provided by operating activities	25,347	27,501

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from equity investments in excess of equity income	1,400	1,937
Capital expenditures	(674)	(312)
Payment of deferred acquisition revenue to an affiliate	(524)	(524)
Proceeds from sales of property and investments	—	3,613

Net cash provided by investing activities	202	4,714

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid	(16,965)	(16,584)
Contributions from minority interests	506	—
Distributions to minority interests	(136)	—
Scheduled payments of mortgage principal	(2,916)	(2,285)
Proceeds from mortgages and credit facility	10,000	20,000
Prepayments of mortgage principal and credit facility	(19,000)	(26,893)
Release of funds from escrow in connection with the financing of properties	4,031	—
Payment of financing costs	(217)	—
Proceeds from issuance of shares	1,323	1,421
Excess tax benefits associated with stock based compensation awards	77	—
Retirement of shares	(482)	—

Net cash used in financing activities	(23,779)	(24,341)

Effect of exchange rate changes on cash	49	(161)

Net increase in cash and cash equivalents	1,819	7,713
Cash and cash equivalents, beginning of year	13,014	16,715

Cash and cash equivalents, end of year	$14,833	$24,428

Supplemental cash flow information:

	Three months ended March 31,
	2006	2005

Interest paid, net of amounts capitalized	$4,655	$3,706

Income taxes paid	$2,289	$3,752

The accompanying notes are an integral part of these consolidated financial statements.

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
NOTE 1. Business
W. P. Carey & Co. LLC (the “Company”) is a real estate and advisory company that invests in commercial properties leased to companies domestically and internationally, and earns revenue as the advisor to the following affiliated real estate investment trusts (“CPA® REITs”) that each make similar investments: Corporate Property Associates 12 Incorporated (“CPA®:12”), Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 15 Incorporated (“CPA®:15”), Corporate Property Associates 16 — Global Incorporated (“CPA®:16 — Global”). Under the advisory agreements with the CPA® REITs, the Company performs services related to the day-to-day management of the CPA® REITs and transaction-related services. As of March 31, 2006, the Company owns and manages over 700 commercial properties domestically and internationally including its own portfolio which is comprised of 172 commercial properties net leased to 111 tenants and totaling approximately 17 million square feet.
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
NOTE 2. Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Principles of Consolidation
The accompanying consolidated financial statements include all accounts of the Company, and its majority-owned and/or controlled subsidiaries. The portion of these entities not owned by the Company is presented as minority interest as of and during the periods consolidated. All intercompany accounts and transactions have been eliminated in consolidation.
When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company controls. Entities that the Company accounts for under the equity method (i.e. at cost, increased or decreased by the Company’s share of earnings or losses, less distributions) include (i) entities that are VIEs and of which the Company is not deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company does not control, but over which the Company has the ability to exercise significant influence. The Company will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.
As a result of adopting the provisions of Emerging Issues Task Force (“EITF”) Consensus on Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
Certain Rights” effective January 1, 2006, the Company now consolidates a limited liability company that leases property to CheckFree Holdings Corporation Inc., that was previously accounted for under the equity method of accounting.
Reclassifications and Revisions
Certain prior period amounts have been reclassified to conform to current period financial statement presentation. The financial statements included in this Form 10-Q have been adjusted to reflect asset management income and structuring fees as separate components of revenue and the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented.
The Company has revised its consolidated statement of cash flow for the period ended March 31, 2005 to present the operating portion of the cash flows attributable to our discontinued operations on a combined basis.
NOTE 3. Transactions with Related Parties
Through one of its wholly-owned subsidiaries, the Company earns fees as the advisor (“advisor”) to the CPA® REITs. Under the advisory agreements with the CPA® REITs, the Company performs various services, including but not limited to the day-to-day management of the CPA® REITs and transaction-related services. The Company earns asset management revenue totaling 1% per annum of average invested assets, as calculated pursuant to the advisory agreements for each CPA® REIT, of which 1/2 of 1% (“performance revenue”) is contingent upon specific performance criteria for each CPA® REIT, and is reimbursed for certain costs, primarily the cost of personnel. Effective in 2005, the advisory agreements were amended to allow the Company to elect to receive restricted stock for any revenue due from each CPA® REIT. For the three-month periods ended March 31, 2006 and 2005, total asset-based revenue and reimbursements earned were $17,360 and $15,432, respectively. As of March 31, 2006, CPA®:16 — Global did not meet its performance criterion (a non-compounded cumulative distribution return of 6%), as defined in its advisory agreement, and since its inception, the Company has deferred cumulative performance revenue of $5,698 that will be recognized if the performance criterion is met. For 2006, the Company elected to continue to receive all performance revenue from the CPA® REITs as well as the asset management revenue payable by CPA®:16-Global in restricted shares.
In connection with structuring and negotiating investments and related mortgage financing for the CPA® REITs, the advisory agreements provide for structuring revenue based on the cost of investments. Under each of the advisory agreements, we may receive acquisition revenue of up to an average of 4.5% of the total cost of all investments made by each CPA® REIT. A portion of this revenue (generally 2.5%) is paid when the transaction is completed while the remainder (generally 2%) is payable in equal annual installments ranging from three to eight years, subject to the relevant CPA® REIT meeting its performance criterion. Unpaid installments bear interest at annual rates ranging from 5% to 7%. The Company may in certain circumstances be entitled to loan refinancing revenue of up to 1% of the principal amount refinanced in connection with structuring and negotiating investments. This loan refinancing revenue, together with the acquisition revenue, is referred to as structuring revenue.
For the three months ended March 31, 2006 and 2005, the Company earned structuring revenue of $9,892 and $10,707, respectively. CPA®:16-Global has not met its performance criterion and since its inception, cumulative deferred acquisition revenue of $19,760 and interest thereon of $1,087, have been deferred, and will be recognized by the Company if CPA®:16-Global meets the performance criterion. In addition, the Company may also earn revenue related to the disposition of properties, subject to subordination provisions, and will only recognize such revenue as the subordination provisions are achieved.
Included in due from affiliate and other liabilities in the accompanying consolidated balance sheets as of March 31, 2006 and December 31, 2005 is $26,544 and $23,085, respectively, of deferred revenue related to providing services to CPA®:16-Global (as described above). Recognition and ultimate collection of these amounts is subject to CPA®:16-Global meeting its performance criterion.
The Company owns interests in entities, which range from 22.50% to 50%, a jointly-controlled 36% tenancy-in-common interest in two properties subject to a net lease with the remaining interests held by affiliates and owns common stock in each of the CPA® REITs. The Company has a significant influence in these investments, which are accounted for under the equity method of accounting.
The Company is the general partner in a limited partnership that leases the Company’s home office spaces and participates in an agreement with certain affiliates, including the CPA® REITs for the purpose of leasing office space used for the administration of the

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
Company and other affiliated real estate entities and sharing the associated costs. During the fourth quarter of 2005, the Company began consolidating the results of operations of this limited partnership (effective January 1, 2005) pursuant to Emerging Issues Task Force Issue No. 04-05. As a result, during the three months ended March 31, 2006, the Company recorded lease revenues of $623 of which $459 was reimbursed by certain affiliates. During the three months ended March 31, 2005 (prior to consolidation) our share of rental expenses under this agreement was $118. The Company’s estimated minimum annual lease payments on the office lease, inclusive of minority interest, as of March 31, 2006 are $28,479 through 2016.
In June 2000, the Company acquired Carey Management LLC (“Carey Management”). Prior to its acquisition by the Company, Carey Management performed certain services for the Company and earned structuring revenue in connection with the purchase and disposition of properties. The Company is obligated to pay deferred acquisition compensation in equal annual installments over a period of no less than eight years. As of March 31, 2006 and December 31, 2005, unpaid deferred acquisition compensation was $661 and $1,185, respectively, and bore interest at an annual rate of 6%.
A person who serves as a director and an officer of the Company is the sole shareholder of Livho, Inc. (“Livho”), a lessee of the Company. The Company consolidates the accounts of Livho in its consolidated financial statements in accordance with FIN 46(R) as it is a VIE where the Company is the primary beneficiary.
A director of the Company has an ownership interest in companies that own the minority interest in the Company’s French majority-owned subsidiaries. The director’s ownership interest is subject to the same terms as all other ownership interests in the subsidiary companies.
Two employees of the Company own a minority interest in W.P. Carey International LLC (“WPCI”), a company that structures net lease transactions on behalf of the CPA® REITs outside of the United States of America.
NOTE 4. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for under the operating method, is summarized as follows:

	March 31, 2006	December 31, 2005
Cost	$556,962	$515,275
Less: Accumulated depreciation	(64,103)	(60,797)

	$492,859	$454,478

Operating real estate, which consists of the Company’s hotel operations, at cost, is summarized as follows:

	March 31, 2006	December 31, 2005
Cost	$15,108	$15,108
Less: Accumulated depreciation	(7,347)	(7,243)

	$7,761	$7,865

NOTE 5. Equity Investments
The Company owns interests in four CPA® REITs with which it has advisory agreements. The Company’s interests in the CPA® REITs are accounted for under the equity method due to the Company’s ability to exercise significant influence as the advisor to the CPA® REITs. The CPA® REITs are publicly registered and file financial statements with the SEC. In connection with earning asset management and performance revenue, the Company has elected to receive restricted shares of common stock in the CPA® REITs rather than cash in consideration for such revenue (see Note 3).
As of March 31, 2006, the Company’s ownership in the CPA® REITs is as follows:

	Shares	% of outstanding shares
CPA®:12	1,924,234	6.20%
CPA®:14	3,387,283	4.95%
CPA®:15	3,529,084	2.76%
CPA®:16-Global	428,786	0.75%

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
The Company owns equity interests as a limited partner in two limited partnerships, three limited liability companies and a jointly-controlled 36% tenancy-in-common interest in two properties subject to a master lease with the remaining interests owned by affiliates, all of which net lease real estate on a single-tenant basis.
Combined financial information of the affiliated equity investees is summarized as follows:

	March 31, 2006	December 31, 2005
Assets (primarily real estate)	$6,108,170	$5,593,102
Liabilities (primarily mortgage notes payable)	(3,414,599)	(2,992,146)

Owner’s equity	$2,693,571	$2,600,956

Company’s share of equity investees’ net assets	$133,822	$134,567

	Three months ended March 31,
	2006	2005
Revenue (primarily rental income and interest income from direct financing leases)	$124,791	$101,424
Expenses (primarily depreciation and property expenses)	(49,261)	(42,782)
Other interest income	3,329	2,785
Income from equity investments	11,469	12,064
Minority interest in income	(8,625)	(4,542)
Gain (loss) on sales of real estate, derivatives and foreign currency transactions, net	1,105	(351)
Interest expense	(48,138)	(38,771)

Income from continuing operations	34,670	29,827
Income from discontinued operations	1,655	313
Gain on sale of real estate	2,852	508
Impairment charge on properties held for sale	—	(3,455)

Net income	$39,177	$27,193

Company’s share of net income from equity investments	$1,550	$1,368

NOTE 6. Assets held for Sale and Discontinued Operations
Tenants from time to time may vacate space due to lease buy-out, election not to renew, company insolvency or lease rejection in the bankruptcy process. In such cases, we assess whether the highest value is obtained from re-leasing or selling the property. When it is determined that the most likely outcome will be a sale, the asset is reclassified as an asset held for sale.
Assets Held for Sale
In March 2005, the Company received notification from the lessee of its Amberly Village, Ohio and Berea, Kentucky properties, that the lessee had exercised its existing option to purchase both properties, at fair value, pursuant to the terms of the agreement. Fair value was determined pursuant to an appraisal process in accordance with the terms of the lease agreement between the Company and the lessee. In December 2005, the tenant completed the purchase of the Kentucky property (see Discontinued Operations below) and terminated its lease on the Ohio property for a lease termination payment of $3,000. In March 2006, the Company entered into a contract with a third party to sell the Ohio property for $6,190, net of expected selling costs. Because the expected net proceeds are less than the Ohio property’s carrying value of approximately $9,390, the Company has recognized an impairment charge of $3,200 in the quarter ended March 31, 2006. The Company recognized impairment charges totaling $9,450 in 2005 related to the Ohio property.
In December 2005, the Company received notification from the lessee of a property in Olive Branch, Mississippi of its election to exercise its existing option to purchase the property in accordance with the terms of the lease agreement. In April 2006, the Company completed this sale for $7,700 net of selling costs and recognized an impairment charge of $116 in the first quarter of 2006. The Company previously recognized an impairment charge of $650 related to this property.
In connection with entering into a commitment to sell a property in Bay Minette, Alabama, to a third party for $520, the Company recognized an impairment charge of $41 in the first quarter of 2006, as the property’s estimated fair value was lower than its carrying value. The Company had previously recognized impairment charges totaling $625 related to this property.
In March 2005, the Company entered into a contract to sell its property in Travelers Rest, South Carolina to a third party for $2,550.

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
The Company currently expects to complete this transaction in the first half of 2006 and expects to record a gain on this sale of approximately $1,000. Impairment charges totaling $2,507 were recognized in prior years to write down the property value to the estimated net sales proceeds.
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
As a result of a lessee exercising its existing option to purchase the Company’s Berea, Kentucky property (see Assets Held for Sale above), in December 2005, the Company sold this property for $8,961, net of closing costs and recognized a gain of $20. During 2005 and 2004, the Company recognized impairment charges of $5,241 and $1,099, respectively, on this property.
During 2005, the Company sold several domestic properties to third parties for combined sales proceeds of $4,584, net of closing costs and recognized a combined net gain of $212. Impairment charges totaling $1,582 were previously recognized on these properties to reduce their property values to the estimated net sales proceeds.
Impairment charges on properties sold and held for sale as of March 31, 2006 are discussed in Note 9.
Other Information
Included in the Company’s operating assets and liabilities in the accompanying consolidated balance sheet as of March 31, 2006 are assets of $834 and liabilities of $871 related to the Company’s properties held for sale.
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations, impairment charges and gain or loss on sale of real estate for properties held for sale are reflected in the accompanying consolidated financial statements as discontinued operations for all periods presented and are summarized as follows:

	Three months ended March 31,
	2006	2005
REVENUES:
Rental income	$534	$446
Interest income from direct financing leases	—	1,423
Other operating income	76	37

	610	1,906

EXPENSES:
General and administrative	(247)	—
Depreciation and amortization	(54)	(93)
Property expenses	(761)	(327)
Impairment charge on assets held for sale	(3,357)	(8,872)
Operating expenses of other business operations	—	20

	(4,419)	(9,272)

OTHER INCOME AND EXPENSES:
Loss on sale of real estate	—	(20)
Interest expense	(78)	(81)

	(78)	(101)

Loss from discontinued operations	$(3,887)	$(7,467)

NOTE 7. Intangibles
In connection with its acquisition of properties, the Company has recorded net lease intangibles of $20,312. These intangibles are being amortized over periods ranging from 19 months to 27 1/2 years. Amortization of below-market and above-market rent

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
intangibles are recorded as an adjustment to revenue.
Intangibles are summarized as follows:

	March 31, 2006	December 31, 2005
Amortized Intangibles:
Management contracts	$46,348	$46,348
Less: accumulated amortization	(26,352)	(25,206)

	19,996	21,142

Lease intangibles:
In-place lease	13,630	13,630
Tenant relationship	4,863	4,863
Above-market rent	3,828	3,828
Less: accumulated amortization	(8,042)	(6,738)

	14,279	15,583

Unamortized Goodwill and Indefinite-Lived Intangible Assets:
Trade name	3,975	3,975
Goodwill	63,607	63,607

	$101,857	$104,307

Below-market rent	$(2,009)	$(2,009)
Less: accumulated amortization	235	197

	$(1,774)	$(1,812)

Net amortization of intangibles was $2,412 for the three months ended March 31, 2006 and 2005.
Based on the intangibles recorded through March 31, 2006, annual net amortization of intangibles for each of the next five years is as follows: 2006 — $9,406, 2007 — $7,295, 2008 — $4,211, 2009 - $4,184, 2010 — $3,542 and 2011 — $1,643.
NOTE 8. Commitments and Contingencies
As of March 31, 2006, the Company was not involved in any material litigation.
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

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
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
In response to the Enforcement Staff’s subpoenas and requests, the Company and Carey Financial have produced documents relating to payments made to certain broker-dealers both during and after the offering process, for certain of the REITs managed by the Company (including Corporate Property Associates 10 Incorporated (“CPA®:10”), Carey Institutional Properties Incorporated (“CIP®”),CPA®:12, CPA®:14 and CPA®:15), in addition to selling commissions and selected dealer fees.
Among the payments reflected on documents produced to the Staff were certain payments, aggregating in excess of $9,600, made to a broker-dealer which distributed shares of the REITs. The expenses associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by and accounted for on the books and records of the REITs. Of these payments, CPA®:10 paid in excess of $40; CIP®paid in excess of $875; CPA®:12 paid in excess of $2,455; CPA®:14 paid in excess of $4,990; and CPA®:15 paid in excess of $1,240. In addition, other smaller payments by the REITs to the same and other broker-dealers have been identified aggregating less than $1,000.
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
Several state securities regulators have sought information from Carey Financial relating to the matters described above. While one or more states may commence proceedings against Carey Financial in connection with these inquiries, the Company does not currently expect that these inquiries will have a material effect on it incremental to that caused by any SEC action.
NOTE 9. Impairment Charges
The Company recorded impairment charges of $3,357 and $9,672 for the three months ended March 31, 2006 and 2005, respectively, related to assets held for sale.
In March 2005, the Company received notification from the lessee of its Amberly Village, Ohio and Berea, Kentucky properties, that the lessee had exercised its existing option to purchase both properties, at fair value, pursuant to the terms of the agreement. Fair value was determined pursuant to an appraisal process in accordance with the terms of the lease agreement between the Company and the

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
lessee. In connection with this transaction, in the quarter ended March 31, 2005, the Company recognized an impairment charge of $8,872, as the estimated fair value of the properties estimated by management was lower than their carrying value. As a result of the Company obtaining its own appraisal of these properties, the Company recognized an additional impairment charge of $5,819 in the quarter ended June 30, 2005. In December 2005, the tenant completed the purchase of the Kentucky property and terminated its lease on the Ohio property for a lease termination payment of $3,000. In March 2006, the Company entered into a contract with a third party to sell the Ohio property for $6,190, net of expected selling costs. Because the expected net proceeds are less that the Ohio property’s carrying value of approximately $9,390, the Company has recognized an impairment charge of $3,200 in the quarter ended March 31, 2006. The Company previously recognized an impairment charge of $1,099 in 2004 related to the Kentucky property. The sales of these properties are discussed in Note 6.
In connection with the sale of a property in Olive Branch, Mississippi, the Company recognized an impairment charge of $116 in the first quarter of 2006, as the net proceeds are less than the property’s carrying value. The sale was completed in April 2006 (see Note 6 for a discussion of the sale of this property). The Company previously recognized an impairment charge of $650 in December 2005 related to this property.
In connection with entering into a commitment to sell a property in Bay Minette, Alabama, the Company recognized an impairment charge of $41 in the first quarter of 2006, as the property’s estimated fair value was lower than its carrying value. The Company had previously recognized impairment charges totaling $625 related to this property.
In connection with entering into a commitment to sell a property in Livonia, Michigan for $8,500 during the first quarter of 2005, the Company recognized an impairment charge of $800, as the property’s estimated fair value was lower than its carrying value. The Company had previously recognized an impairment charge of $7,500 during the quarter ended September 30, 2004 related to this property. In the fourth quarter of 2005 the Company terminated its plan to sell the property and entered into an agreement with the proposed buyer to upgrade and manage the facility on a fee basis.
NOTE 10. Members’ Equity and Stock Based Compensation
Stock Based Compensation
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the modified prospective application method and therefore has not restated prior periods’ results. Under this transition method, stock-based compensation expense for the three months ended March 31, 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award.
As a result of adopting SFAS 123(R), income from continuing operations before income taxes and net income for the three months ended March 31, 2006 were $277 and $268 lower, respectively, than if we had continued to account for stock-based compensation awards under APB 25. Earnings per share –basic and diluted were also lower by $.01, respectively. In addition, prior to the adoption of SFAS 123(R), the Company presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123(R), tax benefits resulting from the tax deductions in excess of the compensation cost recognized for those options totaling $77 for the three months ended March 31, 2006 are classified as financing cash flow inflows with a corresponding decrease included within operating cash flows.

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
The pro forma table below reflects net income and basic and diluted earnings per share for the three months ended March 31, 2005, had the Company applied the fair value recognition provisions of SFAS 123, as follows:

Three Months Ended
March 31, 2005
Net income as reported	$5,855
Add: Stock based compensation included in net income as reported, net of related tax effects	503
Less: Stock based compensation determined under fair value based methods for all awards, net of related tax effects	(653)

Pro forma net income	$5,705

Earnings per share as reported:
Basic	$.16
Diluted	$.15
Pro forma earnings per share:
Basic	$.15
Diluted	$.14
At March 31, 2006, the Company had the following stock-based compensation plans as described below. The total compensation expense for these plans was $719 and $876 for the three months ended March 31, 2006 and 2005. The tax benefit recognized in the three months ended March 31, 2006 and 2005 related to stock-based compensation plans totaled $318 and $394, respectively. Prior to January 1, 2006, the Company accounted for these plans under the provisions of APB 25.
1997 Share Incentive Plan
The Company maintains the 1997 Share Incentive Plan (the “Incentive Plan”), as amended, which authorizes the issuance of up to 6,200,000 shares. The Incentive Plan provides for the grant of (i) share options which may or may not qualify as incentive stock options, (ii) performance shares, (iii) dividend equivalent rights and (iv) restricted shares. Options granted under the Incentive Plan generally have a 10-year term and generally vest over periods ranging from three to ten years from the date of grant. The vesting of grants is accelerated upon a change in control of the Company and under certain other conditions.
Non-Employee Directors’ Plan
The Company maintains the Non-Employee Directors’ Plan (the “Directors’ Plan”), which authorizes the issuance of up to 300,000 shares. The Directors’ Plan provides for the grant of (i) share options which may or may not qualify as incentive stock options, (ii) performance shares, (iii) dividend equivalent rights and (iv) restricted shares. Options granted under the Directors’ Plan have a 10-year term and vest over three years from the date of grant.
Employee Share Purchase Plan
The Company sponsors the Carey Diversified LLC Employee Share Purchase Plan (“ESPP”), pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain limits, to purchase the Company’s common stock. Employees can purchase stock semi-annually at a price equal to 85% of the fair market value at certain plan defined dates. The ESPP is not material to our results of operations.
Carey Management Warrants
In January 1998, the predecessor of Carey Management was granted warrants to purchase 2,284,800 shares exercisable at $21 per share and 725,930 shares exercisable at $23 per share as compensation for investment banking services in connection with structuring the consolidation of the CPA® Partnerships. The warrants are exercisable until January 2009. These warrants and shares were fully vested prior to January 1, 2006.

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
Partnership Equity Plan Unit
During 2003, the Company adopted a non-qualified deferred compensation plan under which a portion of any participating officer’s cash compensation in excess of designated amounts will be deferred and the officer will be awarded a Partnership Equity Plan Unit (“PEP Unit”). The value of each PEP Unit is intended to correspond to the value of a share of the CPA® REIT designated at the time of such award. Redemption will occur at the earlier of a liquidity event of the underlying CPA® REIT or twelve years from the date of award. The award is fully vested upon grant, and the Company may terminate the plan at any time. The value of each PEP Unit will be adjusted to reflect the underlying appraised value of the CPA® REIT. Additionally, each PEP Unit will be entitled to a distribution equal to the distribution rate of the CPA® REIT. All issuances of PEP Units, changes in the fair value of PEP Units and distributions paid are included in compensation expense of the Company. The PEP plan is a deferred compensation plan and is therefore considered to be outside the scope of SFAS 123(R).
WPCI Stock Option Plan
On June 30, 2003, WPCI granted an incentive award to certain officers of WPCI consisting of 1,500,000 restricted shares, representing an approximate 13% interest in WPCI, and 1,500,000 options for WPCI common stock with a combined fair value of $2,485 at that date. Both the options and restricted stock were issued in 2003 and are vesting ratably over five years. The options are exercisable at $1 per share for a period of ten years from the initial vesting date. The vested restricted stock and stock received upon the exercise of options of WPCI by minority interest holders may be redeemed commencing December 31, 2012 and thereafter solely in exchange for shares of the Company. Any redemption will be subject to a third party valuation of WPCI.
Option and warrant activity as of March 31, 2006 and changes during the three months ended March 31, 2006 were as follows:

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (in years)	Value (in 000’s)
Outstanding at January 1, 2006	5,360,967	$22.64
Granted	187,000	26.07
Exercised	(41,667)	20.30
Forfeited	(4,000)	30.18

Outstanding at March 31, 2006	5,502,300	22.78	4.49	$25,348

Vested and expected to vest at March 31, 2006	5,430,263	$16.26	4.44	$25,316

Exercisable at March 31, 2006	4,390,252	$21.11	3.47	$24,894

The weighted average grant date fair value of options granted during the three months ended March 31, 2006 and 2005 was $1.93 and $2.12, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005, was $243 and $155, respectively.
Nonvested restricted stock awards as of March 31, 2006 and changes during the three months ended March 31, 2006 were as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Nonvested at January 1, 2006	248,579	$29.75
Granted	29,550	26.19
Vested	(76,188)	28.18
Forfeited	(13,500)	23.00

Nonvested at March 31, 2006	188,441	30.31

The total fair value of shares vested during the three months ended March 31, 2006 and 2005 was $2,147 and $1,911, respectively.
The fair value of share-based payment awards is estimated using the Black-Scholes option pricing formula (options and warrants) which involves the use of assumptions which are used in estimating the fair value of share based payment awards. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
curve in effect at the time of grant. The dividend yield is based upon the trailing quarterly distribution for the four quarters prior to March 31, 2006 expressed as a percentage of the Company’s stock price. Expected volatilities are based on a review of the five and ten-year historical volatility of the Company’s stock as well as the historical volatilities and implied volatilities of common stock and exchange traded options of selected comparable companies. The expected term of awards granted is derived from an analysis of the remaining life of the Company’s awards giving consideration to their maturity dates and remaining time to vest. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. For the three months ended March 31, 2006 and 2005, the following assumptions and weighted average fair values were used:

	Three months ended March 31,
	2006	2005
Risk-free interest rates	4.61 - 4.75%	4.10 - 4.23%
Dividend yields	6.83 - 6.89%	7.80%
Expected volatility	17.50%	20.00%
Expected term in years	6.22 - 8.50	10
As of March 31, 2006, approximately $7,200 of total unrecognized compensation expense related to nonvested stock-based compensation awards is expected to be recognized over a weighted-average period of approximately 4.5 years.
The Company has the ability and intent to issue shares upon stock option exercises. Historically, the Company has issued new common stock to satisfy such exercises. Cash received from stock option exercises and purchases under the ESPP during the three months ended March 31, 2006 was $846.
Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended March 31,
	2006	2005
Net income	$11,065	$5,855

Weighted average shares outstanding — basic	37,727,782	37,592,343
Effect of dilutive securities: Stock options	899,485	1,785,307

Weighted average shares outstanding — diluted	38,627,267	39,377,650

Securities totaling 384,799 in 2006 were excluded from the earnings per share computations above as their effect would have been anti-dilutive. There were no such anti-dilutive securities for the comparable period in 2005.
Share Repurchase Program
In December 2005, the board of directors approved a $20,000 share repurchase program. Under this program, the Company may repurchase up to $20,000 of its common stock in the open market during the twelve-month period beginning December 16, 2005 as conditions warrant. Through March 31, 2006 we repurchased shares totaling $2,684 under this program.
NOTE 11. Segment Reporting
The Company evaluates its results from operations by major business segment as follows:
Management Services Operations
This business segment includes management operations services performed for the CPA® REITs pursuant to the advisory agreements. This business line also includes interest on deferred revenue and earnings from unconsolidated investments in the CPA® REITs accounted for under the equity method which were received in lieu of cash for certain compensation payments. This business segment is carried out largely by corporate subsidiaries which are subject to federal, state, local and foreign taxes as applicable. The Company’s financial statements are prepared on a consolidated basis including these taxable operations and include a provision for current and deferred taxes on these operations.
Real Estate Operations
This business segment includes the operations of properties under operating lease, properties under direct financing leases, real estate

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
under construction and development, assets held for sale and equity investments in ventures accounted for under the equity method which are engaged in these activities. Because of the Company’s and its subsidiaries’ legal structure, these operations are not generally subject to federal income taxes; however, they may be subject to certain state, local and foreign taxes.
A summary of comparative results of these business segments is as follows:

	Three months ended March 31,
	2006	2005
MANAGEMENT SERVICES
Revenues	$27,252	$26,173
Operating expenses	(14,071)	(13,623)
Interest expense	—	—
Other, net (1)	1,080	867
Provision for income taxes	(6,532)	(5,799)

Income from continuing operations	$7,729	$7,618

REAL ESTATE (2)
Revenues	$20,634	$19,134
Operating expenses	(9,418)	(9,510)
Interest expense	(4,388)	(4,227)
Other, net (1)	585	361
Provision for income taxes	(190)	(54)

Income from continuing operations	$7,223	$5,704

TOTAL COMPANY
Revenues	$47,886	$45,307
Operating expenses	(23,489)	(23,133)
Interest expense	(4,388)	(4,227)
Other, net (1)	1,665	1,228
Provision for income taxes	(6,722)	(5,853)

Income from continuing operations	$14,952	$13,322

	Total Long-Lived Assets (3)		Equity Investments		Total Assets
	As of	As of	As of	As of	As of	As of
	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005
Management Services	$112,295	$109,204	$97,597	$90,411	$294,073	$288,926
Real Estate	675,416	656,406	36,225	44,156	706,002	694,336

Total Company	$787,711	$765,610	$133,822	$134,567	$1,000,075	$983,262

(1)	Includes interest income, minority interest, income from equity investments and gains and losses on sales and foreign currency transactions.

(2)	Includes two investments in France that accounted for lease revenues (rental income and interest income in direct financing leases) of $1,988 and $2,061 for the three months ended March 31, 2006 and 2005, respectively, and income from equity investments of $203 and $214 for the three months ended March 31, 2006 and 2005, respectively. These investments also accounted for long-lived assets as of March 31, 2006 and December 31, 2005 of $56,096 and $55,213, respectively.

(3)	Includes real estate, net investment in direct financing leases, equity investments, operating real estate and intangible assets related to management contracts.

W. P. CAREY & CO. LLC
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in thousands, except share amounts)
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto as of March 31, 2006.
EXECUTIVE OVERVIEW
Business Overview
We are a real estate and advisory company that invests in commercial properties leased to companies domestically and internationally, and earns revenue as the advisor to the following affiliated real estate investment trusts (“CPA® REITs”) that each make similar investments: Corporate Property Associates 12 Incorporated (“CPA®:12”), Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 15 Incorporated (“CPA®:15”), Corporate Property Associates 16 — Global Incorporated (“CPA®:16 - Global”). Under the advisory agreements with the CPA® REITs, we perform services related to the day-to-day management of the CPA® REITs and transaction-related services. As of March 31, 2006, we own and manage over 700 commercial properties domestically and internationally including our own portfolio which is comprised of 172 commercial properties net leased to 111 tenants and totaling approximately 17 million square feet.
Our primary business segments are:
MANAGEMENT SERVICES — We provide services to the CPA® REITs in connection with structuring and negotiating investment and debt placement transactions (structuring revenue) and provide on-going management of the portfolio (asset-based management and performance revenue). Asset-based management and performance revenue for the CPA® REITs are determined based on real estate related assets under management. As funds available to the CPA® REITs are invested, the asset base for which we earn revenue increases. We may elect to receive fees in cash or restricted shares of the CPA® REITs. We may also earn incentive and disposition revenue in connection with providing liquidity alternatives to CPA® REIT shareholders.
REAL ESTATE OPERATIONS — We invest in commercial properties that are then leased to companies domestically and internationally. We currently have investments in the United States and Europe.
Current Developments and Trends
Current developments include:
INVESTMENT ACTIVITY — We earn revenue from the acquisition and disposition of properties on behalf of the CPA® REITs. During the three months ended March 31, 2006, we structured approximately $255,000 in investments on behalf of the CPA® REITs, including entering into two build-to-suit projects with combined estimated construction costs approximating $40,680. Approximately 60% of these investments were made on behalf of CPA®:15 with the remainder made on behalf of CPA®:16 — Global. Additionally, 72% of the total investments structured were for international transactions. We did not acquire any properties for our own portfolio in the three months ended March 31, 2006.
IMPAIRMENT CHARGES — Impairment charges totaling $3,357 were recognized in the three months ended March 31, 2006 on three properties held for sale as of March 31, 2006 to reduce the properties’ carrying values to the expected net sales proceeds.
CPA®:16 — GLOBAL PUBLIC OFFERING — Effective March 27, 2006, CPA®:16 — Global commenced its second public offering to raise up to $550,000. We are reimbursed for marketing and personnel costs incurred in raising capital on behalf of CPA®:16 — Global.
QUARTERLY DISTRIBUTION — In March 2006, our board of directors approved and increased the 2006 first quarter distribution to $0.452 per share payable in April 2006 to shareholders of record as of March 31, 2006.
Current trends include:
We continue to see intense competition in both the domestic and international markets for triple-net leased properties as capital continues to flow into real estate, in general, and triple-net leased real estate, in particular. We believe that low long-term interest rates by historical standards have created greater investor demand for yield-based investments, such as triple-net leased real estate, thus creating increased capital flows and a more competitive investment environment.
We believe that several factors may provide us with continued investment opportunities both domestically and internationally

W. P. CAREY & CO. LLC
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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
For the three months ended March 31, 2006, international investments accounted for 72% of total investments. For the year ended December 31, 2005, international investments accounted for 54% of total investments. We currently expect international commercial real estate to continue to comprise a significant portion of the investments we make on behalf of the CPA® REITs although the percentage of international investments in any given period may vary substantially. Financing terms for international transactions are generally more favorable as they provide for lower interest rates and greater flexibility to finance the underlying property. These benefits are partially offset by shorter financing maturities.
Real estate valuations have risen significantly in recent years. To the extent that disposing of properties fits with our strategic plans, we may look to take advantage of the increase in real estate prices by selectively disposing of properties, particularly in the more mature portfolios that we manage.
Increases in long term interest rates would likely cause the value of the owned and managed assets to decrease, which would create lower revenues from managed assets and lower investment performance for the managed funds. Increases in interest rates may also have an impact on the credit quality of certain tenants. To the extent that the Consumer Price Index (“CPI”) increases, additional rental income streams may be generated for leases with CPI adjustment triggers and partially offset the impact of declining property values. In addition, we constantly evaluate our debt exposure and to the extent that opportunities exist to refinance and lock in lower interest rates over a longer term, we may be able to reduce our exposure to short term interest rate fluctuation.
Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection recently. We currently have several auto industry related tenants in the portfolios we manage on behalf of the CPA® REITs. Some of these tenants have filed voluntary petitions of bankruptcy. If conditions in this industry worsen, additional tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our management income from affiliates.
For the three months ended March 31, 2006, cash flow from operations and equity investments were sufficient to fund distributions paid to shareholders and minority partners and scheduled mortgage principal payments.
How Management Evaluates Results of Operations
Management evaluates our results of operations with a primary focus on increasing and enhancing the value, quality and amount of assets under management by our management services operations and seeking to increase value in our real estate operations. Management focuses efforts on underperforming assets through re-leasing efforts, including negotiation of lease renewals, or selectively selling such assets in order to increase value in our real estate portfolio. The ability to increase assets under management by structuring investments on behalf of the CPA® REITs is affected, among other things, by the CPA® REITs’ ability to raise capital and our ability to identify appropriate investments.
Management’s evaluation of operating results includes our ability to generate necessary cash flow in order to fund distributions to our shareholders. As a result, management’s assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but has no impact on cash flow, and to other non-cash charges such as depreciation and impairment charges. In evaluating cash flow from operations, management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of non- cash charges such as depreciation and amortization. Management does not consider unrealized gains and losses resulting from short-term foreign currency fluctuations when evaluating our ability to fund distributions. Management’s evaluation of our potential for generating cash flow includes an assessment of the long-term sustainability of both our real estate portfolio and the assets we manage on behalf of the CPA® REITs.

W. P. CAREY & CO. LLC
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(Amounts in thousands, except share amounts)
RESULTS OF OPERATIONS
We evaluate our results from operations by our two major business segments — management services operations and real estate operations. A summary of comparative results of these business segments is as follows:
Management Services Operations

	Three months ended March 31,
	2006	2005	Change
REVENUES:
Asset management revenue	$17,360	$15,432	$1,928
Structuring revenue	9,892	10,707	(815)
Revenues of other business operations	—	34	(34)

	27,252	26,173	1,079

OPERATING EXPENSES:
General and administrative	(12,616)	(12,311)	(305)
Depreciation and amortization	(1,455)	(1,312)	(143)

	(14,071)	(13,623)	(448)

OTHER INCOME AND EXPENSES:
Other interest income	542	797	(255)
Income from equity investments	984	545	439
Minority interest in income	(446)	(475)	29

	1,080	867	213

Income from continuing operations before income taxes	14,261	13,417	844
Provision for income taxes	(6,532)	(5,799)	(733)

Net income	$7,729	$7,618	$111

Asset Management Revenue
We earn asset management revenue (asset-based management and performance revenue) from the CPA® REITs based on assets under management. As funds available to the CPA® REITs are invested, the asset base for which we earn revenue increases. The asset management revenue that we earn may increase or decrease depending upon (i) increases in the CPA® REIT asset bases as a result of new investments; (ii) decreases in the CPA® REIT asset base resulting from sales of investments; or (iii) increases or decreases in the annual asset valuations of CPA® REIT funds.
For the comparable three months ended March 31, 2006 and 2005, asset management revenue increased $1,928 primarily due to an increase in assets under management as a result of recent investment activity of the CPA® REITs as well as increases in the annual asset valuations of the CPA® REIT funds, including CPA®:15, which had its initial appraisal in December 2005. These increases were partially offset by a reduction in marketing reimbursement costs resulting from CPA®:16-Global’s termination of its initial public offering in March 2005.
A portion of the CPA® REIT asset management revenue is based on each CPA® REIT meeting specific performance criteria and is earned only if the criteria are achieved. The performance criterion for CPA®:16-Global has not yet been satisfied as of March 31, 2006, resulting in $1,180 in performance revenue being deferred by us for the three months ended March 31, 2006. Since the inception of CPA®:16-Global, we have deferred $5,698 of performance revenue. We will only be able to recognize this revenue if the performance criterion is met. The performance criterion for CPA®:16-Global is a cumulative non-compounded distribution return to shareholders of 6%. As of March 31, 2006, CPA®:16-Global’s current distribution rate was 6.3% and its cumulative distribution return was 5.56%. Based on management’s current assessment, CPA®:16-Global is expected to meet the cumulative performance criterion during the first half of 2007, at which time, we would recognize the cumulative deferred revenue. There is no assurance that the performance criterion will be achieved as projected as it is dependent on, among other factors, the investment of CPA®:16-Global’s capital raised in its second offering of its shares, and in the performance of properties that CPA®:16-Global invests in generating income in excess of the performance criterion, as well as on the distribution rates that may be set by CPA®:16-Global’s board of directors. If the performance criterion is achieved, deferred incentive and commission compensation related to achievement of the performance criterion, in the amount of $3,380 as of March 31, 2006, would become payable by us to certain employees.

W. P. CAREY & CO. LLC
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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
For the comparable three months ended March 31, 2006 and 2005, structuring revenue decreased $815 primarily due to a reduction in investment volume. We structured $255,000 of investments for the three months ended March 31, 2006 as compared with $367,000 in the comparable prior year period. The effect of this decrease was offset in part by a reduction in the proportion of investments structured on behalf of CPA®:16-Global. For the three months ended March 31, 2006, approximately 40% of investments structured related to CPA®:16 — Global as compared with approximately 75% in the comparable prior year period. Because CPA®:16 — Global has not achieved its performance criterion, this change in investment mix resulted in a lower deferral of revenue during the three months ended March 31, 2006 as compared to the comparable prior year period. Additionally, the reduction in structuring revenue was also partially offset by our having charged a reduced fee on an investment completed on behalf of CPA®:16-Global during the first three months of 2005.
As discussed above, a portion of the CPA® REIT structuring revenue is based on each CPA® REIT meeting specific performance criteria and is earned only if the criteria are achieved. The performance criterion for CPA®:16 — Global has not yet been satisfied as of March 31, 2006, resulting in $2,052 in structuring revenue being deferred by us for the three months ended March 31, 2006. Since the inception of CPA®:16 — Global, we have deferred $19,760 of structuring revenue and interest thereon of $1,087. We will only be able to recognize this revenue if the performance criterion is met. The current status and anticipated future achievement of the performance criterion is discussed further above. Given that we expect CPA®:16 — Global to represent a significant portion of our total 2006 investment volume relative to the other CPA® REITs, structuring revenue will continue to be affected by the deferral of a portion of such fees until CPA®:16 — Global achieves its performance criterion.
As previously reported, we have begun evaluating liquidity alternatives for CPA®:12. We currently anticipate that such a liquidity event may take place during 2006; however, no decisions have been made as to when or in what form such an event might take place.
General and Administrative Expenses
For the three months ended March 31, 2006 and 2005, general and administrative expenses increased $305 primarily due to increases in office expenses and reimbursable commission costs totaling $860, which were partially offset by a reduction in personnel related costs of $525.
The increase in office expenses is primarily due to the consolidation, beginning in 2005, of the results of operations of a limited partnership that was previously established to administer an office sharing agreement. As a result, our rental and other office sharing expenses have increased compared with the comparable prior year period, although this increase is offset by a corresponding increase in lease revenues as a result of this consolidation. Prior to July 2005, commissions with respect to the reinvestment of distributions by shareholders of the CPA® REITs were paid by the CPA® REITs directly to broker-dealers. Beginning in July 2005, one of our subsidiaries began paying these commissions on behalf of the CPA® REITs and is reimbursed by the CPA® REITs for such payments. During the three months ended March 31, 2006 general and administrative expenses increased by $510 as a result of these payments which were offset by a corresponding increase in asset management revenues, and as such there is no impact on net income. These increases were substantially offset by a net decrease in personnel related costs of $525 primarily due to a reduction in investment related commissions resulting from a lower investment volume.
Income from Equity Investments
For the three months ended March 31, 2006 and 2005, income from equity investments increased $439 primarily due to an increase in our ownership of shares in the CPA® REITs as a result of receiving restricted shares in consideration for base asset management and performance revenue from certain of the CPA® REITs.

W. P. CAREY & CO. LLC
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(Amounts in thousands, except share amounts)
Income from Continuing Operations
For the comparable three months ended March 31, 2006 and 2005, income from continuing operations before income taxes increased by $844, primarily due to net increases in revenues and income from equity investments totaling $1,518. As described above, the overall increase in revenue and equity income was primarily from increases in assets under management and our ownership in the CPA® REITs partially offset by lower structuring revenue resulting from lower investment volume. Expenses were also higher in the three months ended March 31, 2006.
Real Estate Operations

	Three months ended March 31,
	2006	2005	Change
REVENUES:
Lease revenues	$18,243	$16,881	$1,362
Other operating income	528	559	(31)
Revenues of other business operations	1,863	1,694	169

	20,634	19,134	1,500

OPERATING EXPENSES:
General and administrative	(1,540)	(1,500)	(40)
Depreciation and amortization	(4,474)	(3,979)	(495)
Property expenses	(1,837)	(1,715)	(122)
Impairment charge	—	(800)	800
Operating expenses of other business operations	(1,567)	(1,516)	(51)

	(9,418)	(9,510)	92

OTHER INCOME AND EXPENSES:
Other interest income	185	45	140
Income from equity investments	566	823	(257)
Minority interest in income	(416)	(157)	(259)
Gain (loss) on foreign currency transactions and other gains, net	250	(350)	600
Interest expense	(4,388)	(4,227)	(161)

	(3,803)	(3,866)	63

Income from continuing operations before income taxes	7,413	5,758	1,655
Provision for income taxes	(190)	(54)	(136)

Income from continuing operations	7,223	5,704	1,519
Loss from discontinued operations	(3,887)	(7,467)	3,580

Net income	$3,336	$(1,763)	$5,099

Our real estate operations consist of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the three months ended March 31, 2006 and 2005 is as follows:

	Three months ended
	March 31,
	2006	2005
Rental income	$14,822	$13,045
Interest income from direct financing leases	3,421	3,836

	$18,243	$16,881

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	Three months ended
	March 31,
	2006	2005
Detroit Diesel Corporation (a)	$1,159	$1,039
CheckFree Holdings Corporation Inc. (b) (c)	1,151	—
Bouygues Telecom, S.A. (c) (d)	1,142	1,187
Dr Pepper Bottling Company of Texas	1,102	1,088

W. P. CAREY & CO. LLC
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(Amounts in thousands, except share amounts)

	Three months ended
	March 31,
	2006	2005
Orbital Sciences Corporation	756	756
Titan Corporation	725	725
America West Holdings Corp.	709	709
AutoZone, Inc.	554	554
Quebecor Printing, Inc.	485	485
Sybron Dental Specialties Inc.	443	443
Unisource Worldwide, Inc.	424	426
BE Aerospace, Inc.	395	395
CSS Industries, Inc. (e)	393	349
Lucent Technologies, Inc.	380	380
Eagle Hardware & Garden, Inc., a wholly-owned subsidiary of Lowe’s Companies Inc. (f)	373	446
Sprint Spectrum, L.P.	356	356
AT&T Corporation	315	315
EnviroWorks, Inc.	313	313
Swat-Fame, Inc.	311	309
United States Postal Service	308	308
BellSouth Telecommunications, Inc.	306	306
Werner Co.(g)	291	—
Omnicom Group Inc.	285	285
Anthony’s Manufacturing Company, Inc.	273	255
Other (c) (d)	5,294	5,452

	$18,243	$16,881

(a)	Increase is due to rent increase in July 2005.

(b)	Property is consolidated beginning January 1, 2006 as a result of implementation of EITF 04-05.

(c)	Lease revenue applicable to minority interests in the consolidated amounts above total $987 and $427 for the three months ended March 31, 2006 and 2005, respectively.

(d)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(e)	Property reclassified as an operating lease from a direct financing lease in January 2006.

(f)	Rent increase threshold (percentage of revenue) was not met in 2006.

(g)	Increase is due to new tenant and lease terms at an existing property.
We recognize income from equity investments of which lease revenues are a significant component. Our ownership interests range from 22.5% to 50%. Our share of net lease revenues in the following lease obligations is as follows:

	Three months ended
	March 31,
	2006	2005
Carrefour France, S.A. (a)	$877	$947
Federal Express Corporation	679	671
Information Resources, Inc. (b)	466	411
Sicor, Inc.	418	418
Hologic, Inc.	284	284
Childtime Childcare, Inc.	125	118
CheckFree Holdings Corporation Inc. (c)	—	562

	$2,849	$3,411

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	Increase is due to rent increase in October 2005.

(c)	Property is consolidated beginning January 1, 2006 as a result of implementation of EITF 04-05.
The presentation of results of operations for our real estate operations for the three months ended March 31, 2006 were affected by our adoption of EITF 04-05 effective January 1, 2006. As a result of adopting EITF 04-05, we now consolidate an investment in a property leased to CheckFree Holdings Corporation Inc. that was previously accounted for as an equity investment. This contributed to the increases

W. P. CAREY & CO. LLC
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(Amounts in thousands, except share amounts)
described below for lease revenues, depreciation and amortization and interest expense. This also resulted in a decrease of $307 in income from equity investments as compared to the comparable prior year period and a corresponding increase in minority interest in income.
Lease Revenues
For the three months ended March 31, 2006 and 2005, lease revenues (rental income and interest income from direct financing leases) increased by $1,362 primarily due to the consolidation of an investment that was previously accounted for as an equity investment and rent increases at existing properties. As a result of adopting EITF 04-05 effective January 1, 2006, we recognized revenue of $1,151 from the consolidation of an investment leased to CheckFree Holdings. Rent increases and rent from new tenants at existing properties also contributed $517 of the increase. These increases were partially offset by the impact of a lease expiration and lower average foreign currency exchange rates in 2006 as compared to 2005 totaling $303. Our net leases generally have rent increases based on formulas indexed to increases in the CPI or other indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future.
Revenues of Other Business Operations
Revenues of other business operations consist of revenues from Livho, Inc. (“Livho”), a Holiday Inn hotel franchise which we operate at our property in Livonia, Michigan. For the three months ended March 31, 2006 and 2005, revenues of other business operations increased by $169 primarily due to an increase in average room rates charged during 2006.
Depreciation and Amortization
For the three months ended March 31, 2006 and 2005, depreciation and amortization expense increased by $495 primarily due to changes in the accounting treatment of certain properties commencing January 2006. These changes resulted in depreciation of $409 from the reclassification of a property as an operating lease that was previously accounted for as a direct financing lease and depreciation of $234 related to the consolidation of our investment in a property that was previously accounted for as an equity investment. These increases were partially offset by a reduction in depreciation of $156 resulting from a prior year writedown in the value of our Livho property, which reduced the depreciable basis of the asset.
Impairment Charge
No impairment charges were recognized during the three months ended March 31, 2006. During the three months ended March 31, 2005 we recognized an impairment charge of $800 in connection with entering into a commitment to sell our Livho property as the property’s estimated fair value was lower than its carrying value. The proposed transaction was terminated in June 2005.
Gain (Loss) on Foreign Currency Transaction and Other Gains, net
We recognized net unrealized gains on foreign currency transactions and other gains of $250 for the three months ended March 31, 2006 as compared to a loss of $350 for the comparable prior year period. This change of $600 resulted primarily from the impact of the relative weakening of the U.S. dollar compared to the Euro for the three months ended March 31, 2006 as compared to the strengthening of the U.S. dollar in the comparable prior year period.
Interest Expense
For the three months ended March 31, 2006 and 2005, interest expense increased $161, primarily due to an increase of $724 related to new fixed rate mortgage financing at existing properties obtained in 2005 and $364 related to the consolidation of an investment that was previously accounted for as an equity investment. These increases were partially offset by a net reduction in interest payments of $708 related to our credit facility resulting from lower average outstanding borrowings (which in turn was partially offset by higher average interest rates) and was also partially offset by a reduction in interest payments as a result of making scheduled principal payments.

W. P. CAREY & CO. LLC
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(Amounts in thousands, except share amounts)
Income from Continuing Operations
For the three months ended March 31, 2006 and 2005, income from continuing operations before income taxes increased $1,655. During the three months ended March 31, 2006, we benefited from rent increases at several properties and recognized an increase in net unrealized gains on foreign currency transactions of $600. Additionally, during the comparable prior year period, we recognized an impairment charge of $800 on a property held for sale. Offsetting these benefits was an increase in depreciation and amortization of $495. These variances are described above.
Discontinued Operations
For the three months ended March 31, 2006, we incurred a loss from discontinued operations of $3,887 primarily due to impairment charges totaling $3,357.
For the three months ended March 31, 2005, we incurred a loss from discontinued operations of $7,467 primarily due to impairment charges totaling $8,872, partially offset by income from discontinued operations.
The effect of suspending depreciation was $114 and $139 for the three months ended March 31, 2006 and 2005, respectively.
FINANCIAL CONDITION
Uses of Cash during the Period
There has been no material change in our financial condition since December 31, 2005. Cash and cash equivalents totaled $14,833 as of March 31, 2006, an increase of $1,819 from the December 31, 2005 balance. We believe that we will generate sufficient cash from operations and, if necessary, from the proceeds of limited recourse mortgage loans, unused capacity on our credit facility, unsecured indebtedness and the issuance of additional equity securities to meet our short-term and long-term liquidity needs. We assess our ability to access capital on an ongoing basis. Our use of cash during the period is described below.
OPERATING ACTIVITIES — In evaluating cash flow from operations, management includes cash flow from distributions received on equity investments, which are included in investing activities to the extent that the distributions in excess of equity income are the result of non-cash charges such as depreciation and amortization. During the three months ended March 31, 2006, cash flow from operations and equity investments of $26,747 was sufficient to pay distributions to shareholders of $16,965. For 2006, we have elected to continue to receive all performance revenue from the CPA® REITs as well as the asset management revenue payable by CPA®:16 - Global in restricted shares rather than cash. However, for 2006 we have elected to receive the base asset management revenue from CPA®:12 in cash. Operating cash flows for the three months ended March 31, 2006 benefited by $938 as a result of receiving CPA®:12’s base asset management revenue in cash instead of restricted shares. We expect that annual cash flows for 2006 will benefit by approximately $3,800.
During the three months ended March 31, 2006, we received revenue of $6,853 in connection with structuring investments and revenue of $6,591 from providing asset-based management services on behalf of the CPA® REITs, exclusive of that portion of such revenue being satisfied by the CPA® REITs through the issuance of their restricted common stock rather than paying cash. In January 2006, we received $15,474 from the annual installment of deferred acquisition revenue, including interest. The installments are subject to certain subordination provisions. CPA®:16-Global has not yet met the subordination provisions and management currently anticipates that no deferred amounts will be recognized by us and payable by CPA®:16-Global before the first half of 2007.
Our real estate operations provided cash flows (contractual lease revenues, net of property-level debt service) of approximately $12,135. Annual cash flow from operations is currently projected to fund distributions; however, operating cash flow fluctuates on a quarterly basis due to factors that include the timing of the receipt of transaction-related revenue, the timing of certain compensation costs that are paid and receipt of the annual installment of deferred acquisition revenue and interest thereon in the first quarter.
INVESTING ACTIVITIES — Our investing activities are generally comprised of real estate transactions (purchases and sales) and capitalized property related costs. We did not purchase or sell any investments during the three months ended March 31, 2006. We made capital improvements totaling $674 to existing properties and also paid our annual installment of deferred acquisition revenue of

W. P. CAREY & CO. LLC
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(Amounts in thousands, except share amounts)
$524 to our former management company relating to 1998 and 1999 property acquisitions. The remaining obligation as of March 31, 2006 is $661. We currently anticipate using cash from operations to fund the remaining obligation.
During the three months ended March 31, 2006, we received distributions of $1,690 from the CPA® REITs, with $752 included in cash flows from investing activities, representing an amount in excess of the income recognized on the CPA® REIT investments for financial reporting purposes.
FINANCING ACTIVITIES — During the three months ended March 31, 2006, we paid distributions to shareholders of $16,965. In addition to paying distributions, our financing activities included making scheduled mortgage principal payments of $2,916 and paying down the outstanding balance on our credit facility by $9,000. Gross borrowings under the credit facility were $10,000, which were used for several purposes in the normal course of business, and repayments were $19,000. We received $4,031 from the release of escrow funds that we deposited during 2005 in connection with obtaining mortgage financing on several investments. We also raised $1,323 from the issuance of shares primarily through our Distribution Reinvestment and Share Purchase Plan.
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
Cash Resources
As of March 31, 2006, we had $14,833 in cash and cash equivalents, which can be used for working capital needs and other commitments and may be used for future investments. We also have a credit facility with unused capacity of up to $219,000 available as of March 31, 2006, which is also available to meet working capital needs and other commitments. In addition, debt may be incurred on unleveraged properties with a carrying value of $226,202 as of March 31, 2006, and any proceeds may be used to finance future investments. We continue to evaluate fixed-rate financing options, such as obtaining limited recourse financing on our unleveraged properties. Any financing obtained may be used for working capital objectives and may be used to pay down existing debt balances.
The credit facility has financial covenants requiring us, among other things, to maintain a minimum equity value and to meet or exceed certain operating and coverage ratios. We are in compliance with these covenants as of March 31, 2006. Advances are prepayable at any time. Amounts drawn on the credit facility, which expires in May 2007, bear interest at a rate of either (i) the one, two, three or six-month LIBOR, plus a spread which ranges from 0.6% to 1.45% depending on leverage or corporate credit rating or (ii) the greater of the bank’s Prime Rate and the Federal Funds Effective Rate, plus .50%, plus a spread of up to .125% depending on our leverage ratio.

	March 31, 2006		December 31, 2005
	Maximum	Outstanding	Maximum	Outstanding
	Available	Balance	Available	Balance
Credit Facility (1)	$225,000	$6,000	$225,000	$15,000

(1)	We have a credit facility for a $175,000 line of credit, which matures in May 2007. This facility provides us the right, on up to two occasions through May 27, 2006, to increase the amount available under the line of credit by not less than $20,000 and not more than $50,000 up to a maximum of $225,000.
We own approximately 780,000 shares of Meristar Hospitality Corp. In February 2006, Blackstone Group announced a deal to buy Meristar for $10.45 per share. Based on the proposed purchase price, we will receive approximately $8,150 and expect to record a realized gain of approximately $4,800 once this deal is completed. We previously recognized impairment charges totaling $11,345 against this investment.

W. P. CAREY & CO. LLC
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(Amounts in thousands, except share amounts)
Cash Requirements
During the next twelve months, cash requirements will include paying distributions to shareholders, scheduled mortgage principal payments, including mortgage balloon payments totaling $24,931 with $20,598 due in June 2006 and $4,333 due in July 2006, making distributions to minority partners as well as other normal recurring operating expenses. We may also seek to use our cash to invest in new properties, to repurchase shares under our share repurchase program and maintain cash balances sufficient to meet working capital needs. We may issue additional shares in connection with investments in real estate when it is consistent with the objectives of the seller.
We have budgeted capital expenditures of up to approximately $1,675 at various properties during the next twelve months. The capital expenditures will primarily be for tenant and property improvements in order to enhance a property’s cash flow or marketability for re-leasing or sale.
We expect to meet our capital requirements to fund future investments, any capital expenditures on existing properties and scheduled debt maturities on limited recourse mortgages through use of our cash reserves or unused amounts on our credit facility.
Aggregate Contractual Agreements
The table below summarizes our contractual obligations as of March 31, 2006 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods.

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Mortgage notes payable — Principal	$249,896	$36,373	$45,440	$60,154	$107,929
Mortgage notes payable — Interest (1)	68,359	14,014	23,149	14,662	16,534
Credit facility — Principal	6,000	—	6,000	—	—
Credit facility — Interest (1)	418	358	60	—	—
Deferred acquisition compensation due to affiliates — Principal	661	524	137	—	—
Deferred acquisition compensation due to affiliates — Interest	38	32	6	—	—
Operating leases (2)	29,101	1,683	5,724	5,553	16,141

	$354,473	$52,984	$80,516	$80,369	$140,604

(1)	Interest on variable rate debt obligations was calculated using the variable interest rate as of March 31, 2006.

(2)	Operating lease obligations consist primarily of the total minimum rents payable on the lease for our principal offices. We are reimbursed by affiliates for their share of the minimum rents under an office cost-sharing agreement. Such amounts are allocated among the entities, based on gross revenues and are adjusted quarterly.
Amounts related to our foreign operations are based on the exchange rate of the Euro as of March 31, 2006.
We have employment contracts with several senior executives. These contracts provide for severance payments in the event of termination under certain conditions including change in control.
As of March 31, 2006, we have no material capital lease obligations for which we are the lessee, either individually or in the aggregate.

W. P. CAREY & CO. LLC
ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
At March 31, 2006, $178,928 of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates and scheduled amortization payments of our debt obligations and the related weighted-average interest rates by expected maturity dates for our fixed rate debt. Annual interest rates on fixed rate debt as of March 31, 2006 ranged from 4.87% to 10.125%. The annual interest rates on our variable rate debt as of March 31, 2006 ranged from 3.86% to 7.08%.
Advances from the line of credit bear interest at an annual rate of either (i) the one, two, three or six-month LIBOR, plus a spread which ranges from 0.6% to 1.45% depending on leverage or corporate credit rating or (ii) the greater of the bank’s Prime Rate and the Federal Funds Effective Rate, plus .50%, plus a spread of up to .125% depending on our leverage.

	2006	2007	2008	2009	2010	Thereafter	Total	Fair value
Fixed rate debt	$10,799	$24,742	$9,624	$36,626	$13,447	$83,690	$178,928	$178,637
Weighted average interest rate	7.10%	7.77%	7.25%	7.29%	7.55%	5.65%
Variable rate debt	$22,610	$8,709	$7,991	$3,166	$3,256	$31,236	$76,968	$76,968
Annual interest expense would increase or decrease on variable rate debt by approximately $770 for each 1% increase or decrease in interest rates. A change in interest rates of 1% would increase or decrease the fair value of our fixed rate debt at March 31, 2006 by approximately $3,116.
Foreign Currency Exchange Rate Risk
We have foreign operations in France and as such are subject to risk from the effects of exchange rate movements of the Euro, which may affect future costs and cash flows. We are a net receiver of the Euro (we receive more cash than we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the Euro. For the three months ended March 31, 2006 and 2005, we recognized $85 and $14, respectively, in foreign currency transaction gains in connection with the transfer of cash from foreign operating subsidiaries to the parent company. The cash received was subsequently converted into dollars. In addition, for the three months ended March 31, 2006 and 2005, we recognized net unrealized foreign currency gains of $153 and losses of $363, respectively. The cumulative foreign currency translation adjustment reflects a loss of $1,116. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

W. P. CAREY & CO. LLC
ITEM 4. — CONTROLS AND PROCEDURES
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
Our chief executive officer and acting chief financial officer have conducted a review of our disclosure controls and procedures as of March 31, 2006. Based upon this review, our chief executive officer and acting chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2006 at a reasonable level of assurance and procedures to ensure that the information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms.
(B) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

W. P. CAREY & CO. LLC
PART II
(Amounts in thousands, except share amounts)
ITEM 1. — LEGAL PROCEEDINGS
Refer to Note 8, Commitments and Contingencies, of the consolidated financial statements for information regarding legal proceedings.
ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

			Total number of shares	Maximum number (or
			purchased as part of	approximate dollar value) of
	Total number of	Average price	publicly announced	shares that may yet be purchased
Period	shares purchased (1)	paid per share	plans or programs (1)	under the plans or programs (1)
January 1, 2006 - January 31, 2006	19,400	$24.80	19,400	$17,316
February 1, 2006 - February 28, 2006	—	—	—	17,316
March 1, 2006 - March 31, 2006	—	—	—	17,316

(1)	In December 2005, our board of directors approved a share repurchase program that gives us authorization to repurchase up to $20,000 of our common stock in the open market beginning December 16, 2005 and over the next 12 months as conditions warrant.
ITEM 6. — EXHIBITS
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

W. P. CAREY & CO. LLC
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W.P. CAREY & CO. LLC

Date 5/10/2006	By:	/s/ Mark J. DeCesaris

Mark J. DeCesaris
Managing Director and acting Chief Financial Officer (acting Principal Financial Officer)

Date 5/10/2006	By:	/s/ Claude Fernandez

Claude Fernandez
Managing Director and Chief Accounting Officer (Principal Accounting Officer)