Form 10-Q
period 2006-06-30
CAREY W P & CO LLC
filed 2006-08-09
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-13779
W. P. CAREY & CO. LLC
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	13-3912578 (I.R.S. Employer Identification No.)

50 Rockefeller Plaza New York, New York (Address of principal executive offices)	10020 (Zip Code)
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
Registrant has 38,017,173 Listed Shares, no par value, outstanding at August 2, 2006.

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

W. P. CAREY & CO. LLC
PART I
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands except share amounts)

		December 31,
	June 30,	2005
	2006	(NOTE)
ASSETS
Real estate, net	$489,591	$454,478
Net investment in direct financing leases	117,250	131,975
Equity investments	140,286	134,567
Operating real estate, net	7,657	7,865
Assets held for sale	16,064	18,815
Cash and cash equivalents	15,593	13,014
Due from affiliates	78,939	82,933
Goodwill	63,607	63,607
Intangible assets, net	35,821	40,700
Other assets, net	33,114	35,308

Total assets	$997,922	$983,262

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Limited recourse mortgage notes payable	$253,897	$226,701
Limited recourse mortgage notes payable on assets held for sale	—	4,412
Credit facility	2,000	15,000
Accrued interest	1,696	2,036
Distributions payable	17,234	16,963
Due to affiliates	1,069	2,994
Deferred revenue	29,787	23,085
Accounts payable and accrued expenses	25,679	23,002
Prepaid and deferred rental income and security deposits	4,905	4,414
Accrued income taxes	483	634
Deferred income taxes, net	38,787	39,908
Other liabilities	12,647	12,956

Total liabilities	388,184	372,105

Minority interest in consolidated entities	7,443	3,689

Commitments and contingencies (Note 8)
Members’ equity:
Listed shares, no par value; 38,054,358 and 37,706,247 shares issued and outstanding, respectively	740,247	740,593
Dividends in excess of accumulated earnings	(137,436)	(131,178)
Unearned compensation	—	(5,119)
Accumulated other comprehensive income	(516)	3,172

Total members’ equity	602,295	607,468

Total liabilities and members’ equity	$997,922	$983,262

The accompanying notes are an integral part of these consolidated financial statements.

NOTE:	The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date.

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share and share amounts)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
REVENUES:
Asset management revenue	$14,752	$12,867	$29,114	$25,467
Structuring revenue	2,462	9,817	12,354	20,524
Reimbursed costs from affiliates	19,894	2,028	22,892	4,860
Rental income	14,975	13,019	29,797	25,919
Interest income from direct financing leases	3,427	3,867	6,848	7,703
Other operating income	432	422	952	981
Revenues of other business operations	1,717	1,928	3,580	3,656

	57,659	43,948	105,537	89,110

OPERATING EXPENSES:
General and administrative	(9,871)	(12,190)	(21,029)	(23,169)
Reimbursable costs	(19,894)	(2,028)	(22,892)	(4,860)
Depreciation	(3,658)	(2,815)	(7,277)	(5,877)
Amortization	(2,278)	(2,203)	(4,562)	(4,406)
Property expenses	(1,442)	(1,586)	(3,203)	(3,299)
Impairment charge	—	(330)	—	(1,130)
Operating expenses of other business operations	(1,466)	(1,607)	(3,033)	(3,123)

	(38,609)	(22,759)	(61,996)	(45,864)

OTHER INCOME AND EXPENSES:
Other interest income	806	824	1,533	1,666
Income from equity investments	1,244	1,197	2,794	2,565
Minority interest in loss (income)	254	(766)	(608)	(1,398)
Gain (loss) on sale of securities, foreign currency transactions and other gains, net	5,228	(313)	5,478	(663)
Interest expense	(4,541)	(4,110)	(8,929)	(8,337)

	2,991	(3,168)	268	(6,167)

Income from continuing operations before income taxes	22,041	18,021	43,809	37,079
Provision for income taxes	(3,998)	(5,099)	(10,720)	(10,952)

Income from continuing operations	18,043	12,922	33,089	26,127

DISCONTINUED OPERATIONS:
(Loss) income from operations of discontinued properties	(739)	691	(1,363)	2,233
Gain on sale of real estate, net	—	9,139	—	9,119
Impairment charges on assets held for sale	—	(5,819)	(3,357)	(14,691)

(Loss) income from discontinued operations	(739)	4,011	(4,720)	(3,339)

NET INCOME	$17,304	$16,933	$28,369	$22,788

BASIC EARNINGS PER SHARE:
Income from continuing operations	$.48	$.34	$.88	$.69
(Loss) income from discontinued operations	(.02)	.11	(.13)	(.08)

Net income	$.46	$.45	$.75	$.61

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$.46	$.33	$.85	$.66
(Loss) income from discontinued operations	(.02)	.10	(.12)	(.08)

Net income	$.44	$.43	$.73	$.58

DISTRIBUTIONS DECLARED PER SHARE	$.454	$.446	$.906	$.890

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	37,876,079	37,670,305	37,802,340	37,631,539

Diluted	39,346,537	39,017,636	38,794,914	39,185,907

The accompanying notes are an integral part of these consolidated financial statements.

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net Income	$17,304	$16,933	$28,369	$22,788
Other comprehensive income:
Change in unrealized appreciation on marketable securities	12	1,179	783	114
Reversal of unrealized appreciation on sale of marketable securities	(4,746)	—	(4,746)	—
Foreign currency translation adjustment	557	(363)	275	(846)

	(4,177)	816	(3,688)	(732)

Comprehensive Income	$13,127	$17,749	$24,681	$22,056

The accompanying notes are an integral part of these consolidated financial statements.

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands, except share amounts)

	Six months ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,369	$22,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including intangible assets and deferred financing costs	12,625	10,776
Income from equity investments in excess of distributions received	(202)	(100)
Gains on sale of real estate and investments	(4,800)	(9,215)
Minority interest in income	608	1,398
Straight-line rent adjustments	1,612	1,983
Management income received in shares of affiliates	(15,816)	(14,769)
Costs paid by issuance of shares	—	96
Amortization of unearned compensation	—	1,696
Unrealized (gain) loss on foreign currency transactions and warrants	(577)	754
Impairment charges	3,348	15,821
Deferred income taxes	(1,121)	(554)
Realized gain (loss) on foreign currency transactions	(102)	11
Decrease in accrued income taxes	(151)	(2,830)
Decrease in prepaid taxes	1,279	—
Tax charge — share incentive plan	—	360
Excess tax benefits associated with stock based compensation awards	1,639	—
Increase in structuring revenue receivable	(3,039)	(4,234)
Deferred acquisition fees received	12,543	8,961
Net changes in other operating assets and liabilities	(650)	(2,691)

Net cash provided by operating activities	35,565	30,251

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from equity investments in excess of equity income	3,106	3,049
Capital expenditures	(3,874)	(976)
Payment of deferred acquisition revenue to an affiliate	(524)	(524)
Purchase of investment	(150)	—
Loan to affiliate	(84,000)	—
Proceeds from repayment of loan to affiliate	84,000	—
Proceeds from sales of property and investments	22,471	32,604
Funds placed in escrow in connection with the sale of property and investments	(9,163)	—

Net cash provided by investing activities	11,866	34,153

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid	(34,356)	(33,294)
Contributions from minority interests	1,161	—
Distributions to minority interests	(5,075)	(356)
Scheduled payments of mortgage principal	(5,705)	(4,616)
Proceeds from mortgages and credit facility	55,000	41,000
Prepayments of mortgage principal and credit facility	(62,971)	(70,893)
Release of funds from escrow in connection with the financing of properties	4,031	—
Payment of financing costs	(472)	—
Proceeds from issuance of shares	3,652	2,420
Excess tax benefits associated with stock based compensation awards	271	—
Retirement of shares	(482)	—

Net cash used in financing activities	(44,946)	(65,739)

Effect of exchange rate changes on cash	94	(268)

Net increase (decrease) in cash and cash equivalents	2,579	(1,603)
Cash and cash equivalents, beginning of year	13,014	16,715

Cash and cash equivalents, end of year	$15,593	$15,112

Supplemental cash flow information:

Interest paid, net of amounts capitalized	$8,346	$7,769

Income taxes paid	$10,393	$14,267

The accompanying notes are an integral part of these consolidated financial statements.

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
NOTE 1. Business
W. P. Carey & Co. LLC (the “Company”) is a real estate and advisory company that invests in commercial properties leased to companies domestically and internationally, and earns revenue as the advisor to the following affiliated real estate investment trusts (“CPA® REITs”) that each make similar investments: Corporate Property Associates 12 Incorporated (“CPA®:12”), Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 15 Incorporated (“CPA®:15”), Corporate Property Associates 16 — Global Incorporated (“CPA®:16 — Global”). Under the advisory agreements with the CPA® REITs, the Company performs services related to the day-to-day management of the CPA® REITs and transaction-related services. As of June 30, 2006, the Company owns and manages over 700 commercial properties domestically and internationally including its own portfolio which is comprised of 169 commercial properties net leased to 109 tenants and totaling approximately 16 million square feet.
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

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
As a result of adopting the provisions of Emerging Issues Task Force (“EITF”) Consensus on Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”) effective January 1, 2006, the Company now consolidates a limited liability company that leases property to CheckFree Holdings Corporation Inc., that was previously accounted for under the equity method of accounting.
Reclassifications and Revisions
Certain prior period amounts have been reclassified to conform to current period financial statement presentation. The financial statements included in this Form 10-Q have been adjusted to reflect asset management and structuring revenue as separate components of revenue and the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented.
The Company has revised its consolidated statement of cash flow for the period ended June 30, 2005 to present the operating portion of the cash flows attributable to its discontinued operations on a combined basis.
Recent Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company not recognize in its consolidated financial statements the impact of a tax position that fails to meet the more likely than not recognition threshold based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company as of the beginning of its 2007 fiscal year. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.
NOTE 3. Transactions with Related Parties
Directly and through one of its wholly-owned subsidiaries, the Company earns revenue as the advisor (“advisor”) to the CPA® REITs. Under the advisory agreements with the CPA® REITs, the Company performs various services, including but not limited to the day-to-day management of the CPA® REITs and transaction-related services. The Company earns asset management revenue totaling 1% per annum of average invested assets, as calculated pursuant to the advisory agreements for each CPA® REIT, of which 1/2 of 1% (“performance revenue”) is contingent upon specific performance criteria for each CPA® REIT, and is reimbursed for certain costs, primarily broker/dealer commissions paid on behalf of the CPA® REITs and marketing and personnel costs. Effective in 2005, the advisory agreements were amended to allow the Company to elect to receive restricted stock for any revenue due from each CPA® REIT. For the three months ended June 30, 2006 and 2005, total asset-based revenue earned was $14,752 and $12,867, respectively, while reimbursed costs totaled $19,894 and $2,028, respectively. For the six months ended June 30, 2006 and 2005, total asset-based revenue earned was $29,114 and $25,467, respectively, while reimbursed costs totaled $22,892 and $4,860, respectively. As of June 30, 2006, CPA®:16 — Global did not meet its performance criterion (a non-compounded cumulative distribution return of 6%), as defined in its advisory agreement, and since its inception, the Company has deferred cumulative performance revenue of $7,034 that will be recognized if the performance criterion is met. For 2006, the Company elected to continue to receive all performance revenue from the CPA® REITs as well as the asset management revenue payable by CPA®:16-Global in restricted shares.
In connection with structuring and negotiating investments and related mortgage financing for the CPA® REITs, the advisory agreements provide for structuring revenue based on the cost of investments. Under each of the advisory agreements, the Company may receive acquisition revenue of up to an average of 4.5% of the total cost of all investments made by each CPA® REIT. A portion of this revenue (generally 2.5%) is paid when the transaction is completed while the remainder (generally 2%) is payable in equal annual installments ranging from three to eight years, subject to the relevant CPA® REIT meeting its performance criterion. Unpaid installments bear interest at annual rates ranging from 5% to 7%. The Company may in certain circumstances be entitled to loan refinancing revenue of up to 1% of the principal amount refinanced in connection with structuring and negotiating investments. This loan refinancing revenue, together with the acquisition revenue, is referred to as structuring revenue.
For the three months ended June 30, 2006 and 2005, the Company earned structuring revenue of $2,462 and $9,817, respectively. For the six months ended June 30, 2006 and 2005, the Company earned structuring revenue of $12,354 and $20,524, respectively. CPA®:16-Global has not met its performance criterion and since its inception, cumulative deferred structuring revenue of $21,409 and interest thereon of $1,344 have been deferred, and will be recognized by the Company if CPA®:16-Global meets the performance criterion. In addition, the Company may also earn revenue related to the disposition of properties, subject to subordination provisions, and will only recognize such revenue as the subordination provisions are achieved.

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
Included in due from affiliates and deferred revenue in the accompanying consolidated balance sheets as of June 30, 2006 and December 31, 2005 is $29,787 and $23,085, respectively, of deferred revenue related to providing services to CPA®:16-Global (as described above). Recognition and ultimate collection of these amounts is subject to CPA®:16-Global meeting its performance criterion.
On June 29, 2006, two of the CPA® REITs managed by the Company, CPA®:12 and CPA®:14, entered into a definitive agreement pursuant to which CPA®:12 will merge with and into CPA®:14, subject to the approval of the stockholders of CPA®:12 and CPA®:14. A joint proxy/registration statement was filed with the SEC on July 25, 2006 relating to the merger. CPA®:12 and CPA®:14 are currently awaiting comments from the SEC. The closing of the merger is also subject to customary closing conditions. The Company currently expects that the closing will occur late in the fourth quarter of 2006 at the earliest, although there can be no assurance of such timing. Prior to the proposed merger, CPA®:12 will also sell certain properties or interests in properties valued at approximately $199,200 (including the pro rata values of properties which, for financial reporting purposes, will be accounted for under the equity method of accounting), to the Company for approximately $120,500 in cash and the Company’s assumption of approximately $78,700 in limited recourse mortgage notes payable. CPA®:12’s sale of properties to the Company is contingent on the approval of the merger. These properties all have remaining lease terms of eight years or less, which is shorter than the average lease term of CPA®:14’s portfolio of properties and CPA®:14 consequently required that these assets be sold by CPA®:12. The Company expects to use the available credit facility to finance this transaction, however pre-tax income to be received from disposition and termination fees payable by CPA®:12 of approximately $48,845 in connection with the proposed liquidation of CPA®:12 and $7,719 as part of a special cash distribution of $3.00 per share to CPA®:12 stockholders would also be available to finance this transaction or to reduce any indebtedness incurred in connection with this transaction. The proposed purchase price of the properties is based on a third party valuation of CPA®:12’s properties as of December 31, 2005 and consequently does not take into account any changes in value that may have occurred subsequent to that date or may occur prior to the completion of this transaction.
In connection with the purchase of properties from CPA®:12, the Company has agreed that if it enters into a definitive agreement within six months after the closing of the asset sale to sell any of the properties acquired from CPA®:12 at a price that is higher than the price paid to CPA®:12, the Company will pay 85% of the excess (net of selling expenses and fees) over to an independent paying agent that will distribute such funds to the former stockholders of CPA®:12.
A subsidiary of the Company has agreed to indemnify CPA®:14 if CPA®:14 suffers certain losses arising out of a breach by CPA®:12 of its representations and warranties under the merger agreement and having a material adverse effect on CPA®:14 after the merger, up to the amount of fees received by such subsidiary of the Company in connection with the merger. The Company has also agreed to waive any acquisition fees payable by CPA®:14 under its advisory agreement with the Company in respect of the properties being acquired in the merger and has also agreed to waive any disposition fees that may subsequently be payable by CPA®:14 to the Company upon a sale of such assets. The Company has evaluated the exposure related to this indemnification and has determined the exposure to be minimal.
The Company owns interests in entities which range from 22.50% to 50%, a jointly-controlled 36% tenancy-in-common interest in two properties subject to a net lease with the remaining interests held by affiliates and owns common stock in each of the CPA® REITs. The Company has a significant influence in these investments, which are accounted for under the equity method of accounting.
The Company is the general partner in a limited partnership that leases the Company’s home office spaces and participates in an agreement with certain affiliates, including the CPA® REITs for the purpose of leasing office space used for the administration of the Company and other affiliated real estate entities and sharing the associated costs. During the fourth quarter of 2005, the Company began consolidating the results of operations of this limited partnership. As a result, during the three and six months ended June 30, 2006, the Company recorded lease revenues of $706 and $1,329, respectively, of which $521 and $981, respectively, was reimbursed by certain affiliates. During the three and six months ended June 30, 2005 (prior to consolidation) the Company’s share of rental expenses under this agreement was $252 and $499, respectively. Based on current allocation percentages, the Company’s estimated minimum annual lease payments on the office lease, inclusive of minority interest, as of June 30, 2006 approximate $2,750 through 2016.
In June 2000, the Company acquired Carey Management LLC (“Carey Management”). Prior to its acquisition by the Company, Carey Management performed certain services for the Company and earned structuring revenue in connection with the purchase and disposition of properties. The Company is obligated to pay deferred acquisition compensation in equal annual installments over a period of no less than eight years. As of June 30, 2006 and December 31, 2005, unpaid deferred acquisition compensation was $661 and $1,185, respectively, and bore interest at an annual rate of 6%.

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
Two employees of the Company own a minority interest in W. P. Carey International LLC (“WPCI”), a subsidiary company that structures net lease transactions on behalf of the CPA® REITs outside of the United States of America.
NOTE 4. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for under the operating method, is summarized as follows:

	June 30, 2006	December 31, 2005
Cost	$556,565	$515,275
Less: Accumulated depreciation	(66,974)	(60,797)

	$489,591	$454,478

Operating real estate, which consists of the Company’s hotel operations, at cost, is summarized as follows:

	June 30, 2006	December 31, 2005
Cost	$15,108	$15,108
Less: Accumulated depreciation	(7,451)	(7,243)

	$7,657	$7,865

NOTE 5. Equity Investments
The Company owns interests in four CPA® REITs with which it has advisory agreements. The Company’s interests in the CPA® REITs are accounted for under the equity method due to the Company’s ability to exercise significant influence as the advisor to the CPA® REITs. The CPA® REITs are publicly registered and file financial statements with the SEC. In connection with earning asset management and performance revenue, the Company has elected, in certain cases, to receive restricted shares of common stock in the CPA® REITs rather than cash in consideration for such revenue (see Note 3).
As of June 30, 2006, the Company’s ownership in the CPA® REITs is as follows:

	Shares	% of outstanding shares
CPA®:12	2,572,993	8.26%
CPA®:14	3,574,686	5.22%
CPA®:15	3,856,781	3.01%
CPA®:16-Global	595,503	0.80%
The Company owns equity interests as a limited partner in two limited partnerships, three limited liability companies and a jointly-controlled 36% tenancy-in-common interest in two properties subject to a master lease with the remaining interests owned by affiliates, all of which net lease real estate on a single-tenant basis.
Combined financial information of the affiliated equity investees is summarized as follows:

	June 30, 2006	December 31, 2005
Assets (primarily real estate)	$6,239,362	$5,593,102
Liabilities (primarily mortgage notes payable)	(3,442,413)	(2,992,146)

Owner’s equity	$2,796,949	$2,600,956

Company’s share of equity investees’ net assets	$140,286	$134,567

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)

	Six months ended June 30,
	2006	2005
Revenue (primarily rental income and interest income from direct financing leases)	$256,181	$205,404
Expenses (primarily depreciation and property expenses)	(130,670)	(87,078)
Other interest income	8,289	6,751
Income from equity investments	22,905	24,330
Minority interest in income	(20,605)	(9,156)
Gain (loss) on sales of real estate, derivatives and foreign currency transactions, net	3,090	(2,495)
Interest expense	(97,526)	(78,445)

Income from continuing operations	41,664	59,311
(Loss) income from discontinued operations	(800)	3,634
Gain on sale of real estate, net	58,850	494
Impairment charge on properties held for sale	(400)	(3,455)

Net income	$99,314	$59,984

Company’s share of net income from equity investments	$2,794	$2,565

NOTE 6. Discontinued Operations
Tenants from time to time may vacate space due to lease buy-out, election not to renew, company insolvency or lease rejection in the bankruptcy process. In such cases, the Company assesses whether the highest value is obtained from re-leasing or selling the property. When it is determined that the most likely outcome will be a sale, the asset is reclassified as an asset held for sale.
Assets Held for Sale
During the three months ended June 30, 2006, the Company entered into a contract to sell a vacant property in Reno, Nevada for a sales price of $8,000. The Company currently expects to complete this transaction during 2006 and expects to record a net gain of approximately $3,500.
In March 2005, the Company entered into a contract to sell its property in Travelers Rest, South Carolina to a third party for $2,550. The Company currently expects to complete this transaction during 2006 and expects to record a gain on this sale of approximately $1,000. Impairment charges totaling $2,507 were recognized in prior years to write down the property value to the estimated net sales proceeds.
Assets held for sale also include a property located in Cincinnati, Ohio that is subject to a contract for sale for approximately $10,100. Impairment charges totaling $2,700 were previously recorded in prior years to write down the property’s value to its estimated fair value.
Discontinued Operations
During the six months ended June 30, 2006, the Company sold two domestic properties to third parties for combined sales proceeds of $8,168, net of closing costs and exclusive of combined impairment charges of $157 recognized during this period. The Company previously recognized combined impairment charges of $1,266 related to these properties.
In March 2005, the Company received notification from the lessee of its Amberly Village, Ohio and Berea, Kentucky properties, that the lessee had exercised its existing option to purchase both properties, at fair value, pursuant to the terms of the lease agreement. Fair value was determined pursuant to an appraisal process in accordance with the terms of the lease agreement between the Company and the lessee. In December 2005, the Company received a $3,000 payment from the tenant in connection with the termination of its lease on the Ohio property and sold the Kentucky property to the tenant for $8,961, net of closing costs and recognized a gain of $20, exclusive of impairment charges previously recorded totaling $6,340 on the Kentucky property. In May 2006, the Company sold the Ohio property to a third party for $6,212, net of closing costs and exclusive of an impairment charge of $3,200 recognized in the first quarter of 2006. The Company previously recognized impairment charges of $14,037 related to this property.
During the six months ended June 30, 2005, the Company sold several domestic properties to third parties for combined sales proceeds of $32,464, net of closing costs and recognized a combined net gain of $9,119. Impairment charges totaling $1,582 were previously recognized on these properties to reduce their property values to the estimated net sales proceeds.
Impairment charges on properties sold and held for sale as of June 30, 2006 are discussed in Note 9.

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
Other Information
Included in the Company’s operating assets and liabilities in the accompanying consolidated balance sheet as of June 30, 2006 are assets of $1,002 and liabilities of $1,258 related to the Company’s properties held for sale.
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations, impairment charges and gain or loss on sale of real estate for properties held for sale are reflected in the accompanying consolidated financial statements as discontinued operations for all periods presented and are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues (primarily rental revenues and other operating income):	$335	$1,396	$953	$3,447
Expenses (primarily interest on mortgages, depreciation and property expenses):	(1,074)	(705)	(2,316)	(1,214)
Gain on sales of real estate	—	9,139	—	9,119
Impairment reversal (charges) on assets held for sale	—	(5,819)	(3,357)	(14,691)

(Loss) Income from discontinued operations	$(739)	$4,011	$(4,720)	$(3,339)

NOTE 7. Intangibles
In connection with its acquisition of properties, the Company has recorded net lease intangibles of $20,312. These intangibles are being amortized over periods ranging from 19 months to 27 1/2 years. Amortization of below-market and above-market rent intangibles are recorded as an adjustment to revenue.
Intangibles are summarized as follows:

	June 30, 2006	December 31, 2005
Amortized Intangibles:
Management contracts	$46,348	$46,348
Less: accumulated amortization	(27,498)	(25,206)

	18,850	21,142

Lease Intangibles:
In-place lease	13,630	13,630
Tenant relationship	4,863	4,863
Above-market rent	3,828	3,828
Less: accumulated amortization	(9,325)	(6,738)

	12,996	15,583

Unamortized Goodwill and Indefinite-Lived Intangible Assets:
Goodwill	63,607	63,607
Trade name	3,975	3,975

	$67,582	$67,582

Below-market rent	$(2,009)	$(2,009)
Less: accumulated amortization	271	197

	$(1,738)	$(1,812)

Net amortization of intangibles was $2,393 and $2,412 for the three months ended June 30, 2006 and 2005, respectively, and $4,805 and $4,824 for the six months ended June 30, 2006 and 2005, respectively.
Based on the intangibles recorded through June 30, 2006, annual net amortization of intangibles for each of the next five years is as follows: 2006 — $9,406; 2007 — $7,295; 2008 — $4,211; 2009 — $4,184; 2010 — $3,542 and 2011 — $1,643.
NOTE 8. Commitments and Contingencies
As of June 30, 2006, the Company was not involved in any material litigation.
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
In June 2004, the Division of Enforcement of the SEC (“Enforcement Staff”) commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 in connection with the public offerings of shares of CPA®:15 during 2002 and 2003. In December 2004, the scope of the Enforcement Staff’s inquiries broadened to include broker-dealer compensation arrangements in connection with CPA®:15 and other REITs managed by the Company, as well as the disclosure of such arrangements. At that time the Company and Carey Financial received a subpoena from the Enforcement Staff seeking documents relating to payments by Carey Financial, the Company and REITs managed by the Company to (or requests for payment received from) any broker-dealer, excluding selling commissions and selected dealer fees. The Company and Carey Financial subsequently received additional subpoenas and requests for information from the Enforcement Staff seeking, among other things, information relating to any revenue sharing agreements or payments (defined to include any payment to a broker-dealer, excluding selling commissions and selected dealer fees) made by the Company, Carey Financial or any Company-managed REIT in connection with the distribution of Company-managed REITs or the retention or maintenance of REIT assets. Other information sought by the SEC includes information concerning the accounting treatment and disclosure of any such payments, communications with third parties (including other REIT issuers) concerning revenue sharing, and documents concerning the calculation of underwriting compensation in connection with the REIT offerings under applicable NASD rules.
In response to the Enforcement Staff’s subpoenas and requests, the Company and Carey Financial have produced documents relating to payments made to certain broker-dealers both during and after the offering process, for certain of the REITs managed by the Company (including Corporate Property Associates 10 Incorporated (“CPA®:10”), Carey Institutional Properties Incorporated (“CIP®”),CPA®:12, CPA®:14 and CPA ®:15), in addition to selling commissions and selected dealer fees.
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
NOTE 9. Impairment Charges
The Company recorded impairment charges totaling $3,357 for the six months ended June 30, 2006. Impairment charges recorded for the three and six months ended June 30, 2005 were $6,149 and $15,821, respectively.
In March 2005, the Company received notification from the lessee of its Amberly Village, Ohio and Berea, Kentucky properties, that the lessee had exercised its existing option to purchase both properties, at fair value, pursuant to the terms of the lease agreement. Fair value was determined pursuant to an appraisal process in accordance with the terms of the lease agreement between the Company and the lessee. In connection with this transaction, in the quarter ended March 31, 2005, the Company recognized an impairment charge of $8,872, as the estimated fair value of the properties estimated by management was lower than their carrying value. As a result of the Company obtaining its own appraisal of these properties, the Company recognized an additional impairment charge of $5,819 in the quarter ended June 30, 2005. In December 2005, the tenant completed the purchase of the Kentucky property and terminated its lease on the Ohio property for a lease termination payment of $3,000. In March 2006, the Company entered into a contract with a third party for the sale of the Ohio property and recognized an additional impairment charge of $3,200 in the quarter ended March 31, 2006 to reduce this property’s carrying value to its estimated selling price, less closing costs. The sale of the Ohio property was completed in May 2006. The sales of these properties are discussed in Note 6.
In connection with the sale of a property in Olive Branch, Mississippi, the Company recognized an impairment charge of $116 in the first quarter of 2006, as the net proceeds were less than the property’s carrying value. The sale was completed in April 2006 (see Note 6 for a discussion of the sale of this property). The Company previously recognized impairment charges of $650 related to this property.
In connection with entering into a commitment to sell a property in Bay Minette, Alabama, the Company recognized an impairment charge of $41 in the first quarter of 2006, as the property’s estimated fair value was lower than its carrying value. The Company previously recognized impairment charges of $625 related to this property.
In connection with entering into a commitment to sell a property in Livonia, Michigan for $8,500 during the first quarter of 2005, the Company recognized an impairment charge of $800, as the property’s estimated fair value was lower than its carrying value. The $8,500 proposed transaction was terminated and in June 2005 the Company entered into a letter of intent with a third party to sell this property for $8,000. As the proposed sale proceeds net of closing costs were below the property’s carrying value, the Company recorded an additional impairment charge of $330 during the quarter ended June 30, 2005 for a total impairment charge on this property during the six months ended June 30, 2005 of $1,130. In the fourth quarter of 2005 the Company terminated its plan to sell the property and entered into an agreement with the proposed buyer to upgrade and manage the facility on a fee basis. The Company previously recognized impairment charges of $7,500 related to this property.
NOTE 10. Members’ Equity and Stock Based and Other Compensation
Stock Based Compensation
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the modified prospective application method and therefore has not restated prior periods’ results. Under this transition method, stock-based compensation expense for the three and six months ended June 30, 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award.

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
As a result of adopting SFAS 123(R), income from continuing operations before income taxes and net income were $136 and $81 lower for the three months ended June 30, 2006, respectively, and $161 and $125 higher for the six months ended June 30, 2006, respectively, than if the Company had continued to account for stock-based compensation awards under APB 25. There was no impact on either basic or diluted earnings per share for the three and six months ended June 30, 2006 as a result of the adoption of FAS 123(R). In addition, prior to the adoption of SFAS 123(R), the Company presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123(R), tax benefits resulting from the tax deductions in excess of the compensation cost recognized for those options totaling $270 for the six months ended June 30, 2006 are classified as financing cash flow inflows with a corresponding decrease included within operating cash flows.
The pro forma table below reflects net income and basic and diluted earnings per share for the three and six months ended June 30, 2005, had the Company applied the fair value recognition provisions of SFAS 123, as follows:

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Net income as reported	$16,933	$22,788
Add: Stock based compensation included in net income as reported, net of related tax effects	526	1,029
Less: Stock based compensation determined under fair value based methods for all awards, net of related tax effects	(624)	(1,277)

Pro forma net income	$16,835	$22,540

Earnings per share as reported:
Basic	$.45	$.61
Diluted	$.43	$.58
Pro forma earnings per share:
Basic	$.45	$.60
Diluted	$.43	$.58
At June 30, 2006, the Company had the following stock-based compensation plans as described below. The total compensation expense for these plans was $829 and $916 for the three months ended June 30, 2006 and 2005, respectively, and $1,548 and $1,792 for the six months ended June 30, 2006 and 2005, respectively. The tax benefit recognized in the three months ended June 30, 2006 and 2005 related to stock-based compensation plans totaled $367 and $405, respectively, and totaled $685 and $799 for the six months ended June 30, 2006 and 2005, respectively. Prior to January 1, 2006, the Company accounted for these plans under the provisions of APB 25.
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
Employee Share Purchase Plan
The Company sponsors the Carey Diversified LLC Employee Share Purchase Plan (“ESPP”), pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain limits, to purchase the Company’s common stock. Employees can purchase stock semi-annually at a price equal to 85% of the fair market value at certain plan defined dates. The ESPP is not material to the Company’s results of operations.

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
Carey Management Warrants
In January 1998, the predecessor of Carey Management was granted warrants to purchase 2,284,800 shares of the Company’s common stock exercisable at $21 per share and 725,930 shares exercisable at $23 per share as compensation for investment banking services in connection with structuring the consolidation of the CPA® Partnerships. The warrants are exercisable until January 2009. These warrants and shares were fully vested prior to January 1, 2006.
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
Option and warrant activity as of June 30, 2006 and changes during the six months ended June 30, 2006 were as follows:

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (in years)	Value (in 000’s)
Outstanding at January 1, 2006	5,360,967	$22.64
Granted	538,310	26.65
Exercised	(114,376)	(20.06)
Forfeited	(33,401)	(29.52)

Outstanding at June 30, 2006	5,751,500	22.62	4.53	$18,229

Vested and expected to vest at June 30, 2006	5,582,425	$22.82	4.42	$18,221

Exercisable at June 30, 2006	4,320,210	$21.12	3.20	$18,177

The weighted average grant date fair value of options granted during the three months ended June 30, 2006 and 2005 was $2.21 and $1.73, respectively, and $2.11 and $2.02 during the six months ended June 30, 2006 and 2005, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005, was $428 and $297, respectively.
Nonvested restricted stock awards as of June 30, 2006 and changes during the six months ended June 30, 2006 were as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Nonvested at January 1, 2006	248,579	$29.75
Granted	115,500	26.55
Vested	(76,188)	28.18
Forfeited	(17,938)	25.24

Nonvested at June 30, 2006	269,953	$29.13

The total fair value of shares vested during the three months ended June 30, 2006 and 2005 was $0, respectively, and $2,147 and $1,911 during the six months ended June 30, 2006 and 2005, respectively.

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands, except share and per share amounts)
The fair value of share-based payment awards is estimated using the Black-Scholes option pricing formula (options and warrants) which involves the use of assumptions which are used in estimating the fair value of share based payment awards. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based upon the trailing quarterly distribution for the four quarters prior to June 30, 2006 expressed as a percentage of the Company’s stock price. Expected volatilities are based on a review of the five and ten-year historical volatility of the Company’s stock as well as the historical volatilities and implied volatilities of common stock and exchange traded options of selected comparable companies. The expected term of awards granted is derived from an analysis of the remaining life of the Company’s awards giving consideration to their maturity dates and remaining time to vest. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. For the three and six months ended June 30, 2006 and 2005, the following assumptions and weighted average fair values were used:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Risk-free interest rates	5.04 - 5.07%	3.94 - 4.12%	4.61 - 5.07%	3.94 - 4.23%
Dividend yields	6.65%	7.7%	6.65 – 6.89%	7.7 – 7.8%
Expected volatility	17.0%	20.0%	17.0 – 17.5%	20.0%
Expected term in years	6.25 - 8.5	10	6.22 – 8.5	10
As of June 30, 2006, approximately $9,743 of total unrecognized compensation expense related to nonvested stock-based compensation awards is expected to be recognized over a weighted-average period of approximately 4.3 years.
The Company has the ability and intent to issue shares upon stock option exercises. Historically, the Company has issued new common stock to satisfy such exercises. Cash received from stock option exercises and purchases under the ESPP during the three and six months ended June 30, 2006 was $1,877 and $2,723, respectively.
Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income	$17,304	$16,933	$28,369	$22,788

Weighted average shares outstanding — basic	37,876,079	37,670,305	37,802,340	37,631,539
Effect of dilutive securities: Stock options	1,470,458	1,347,331	992,574	1,554,368

Weighted average shares outstanding — diluted	39,346,537	39,017,636	38,794,914	39,185,907

Securities totaling 454,073 for the six months ended June 30, 2006 were excluded from the earnings per share computations above as their effect would have been anti-dilutive. There were no such anti-dilutive securities for the three months ended June 30, 2006 or the comparable period in 2005.
Share Repurchase Program
In December 2005, the board of directors approved a $20,000 share repurchase program. Under this program, the Company may repurchase up to $20,000 of its common stock in the open market during the twelve-month period beginning December 16, 2005 as conditions warrant. Through June 30, 2006, the Company repurchased shares totaling $2,684 under this program.
Other
During the six months ended June 30, 2006, the Company recognized compensation costs totaling approximately $1,800 related to several former employees. Such costs are included in general and administrative expenses in the accompanying consolidated financial statements.
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
A summary of comparative results of these business segments is as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
MANAGEMENT SERVICES
Revenues	$37,108	$24,733	$64,360	$50,906
Operating expenses	(29,703)	(13,654)	(43,774)	(27,277)
Other, net (1)	1,973	418	3,053	1,285
Provision for income taxes	(3,896)	(4,727)	(10,428)	(10,526)

Income from continuing operations	$5,482	$6,770	$13,211	$14,388

REAL ESTATE (2)
Revenues	$20,551	$19,215	$41,177	$38,204
Operating expenses	(8,906)	(9,105)	(18,222)	(18,587)
Interest expense	(4,541)	(4,110)	(8,929)	(8,337)
Other, net (1)	5,559	524	6,144	885
Provision for income taxes	(102)	(372)	(292)	(426)

Income from continuing operations	$12,561	$6,152	$19,878	$11,739

TOTAL COMPANY
Revenues	$57,659	$43,948	$105,537	$89,110
Operating expenses	(38,609)	(22,759)	(61,996)	(45,864)
Interest expense	(4,541)	(4,110)	(8,929)	(8,337)
Other, net (1)	7,532	942	9,197	2,170
Provision for income taxes	(3,998)	(5,099)	(10,720)	(10,952)

Income from continuing operations	$18,043	$12,922	$33,089	$26,127

	Total Long-Lived Assets (3)		Equity Investments		Total Assets
	As of	As of	As of	As of	As of	As of
	June 30, 2006	December 31, 2005	June 30, 2006	December 31, 2005	June 30, 2006	December 31, 2005
Management Services	$120,048	$109,204	$104,581	$90,411	$313,030	$288,926
Real Estate	666,581	656,406	35,705	44,156	684,892	694,336

Total Company	$786,629	$765,610	$140,286	$134,567	$997,922	$983,262

(1)	Includes interest income, minority interest, income from equity investments and gains and losses on sales and foreign currency transactions.

(2)	Includes two investments in France that accounted for lease revenues (rental income and interest income in direct financing leases) of $2,057 and $2,081 for the three months ended June 30, 2006 and 2005, respectively, and $4,044 and $4,142 for the six months ended June 30, 2006 and 2005, respectively, and income from equity investments of $229 and $203 for the three months ended June 30, 2006 and 2005, respectively, and $431 and $417 for the six months ended June 30, 2006 and 2005, respectively. These investments also accounted for long-lived assets as of June 30, 2006 and December 31, 2005 of $57,809 and $55,213, respectively.

(3)	Includes real estate, net investment in direct financing leases, equity investments, operating real estate and intangible assets related to management contracts.

W. P. CAREY & CO. LLC
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in thousands, except share amounts)
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto as of June 30, 2006.
EXECUTIVE OVERVIEW
Business Overview
We are a real estate and advisory company that invests in commercial properties leased to companies domestically and internationally, and earns revenue as the advisor to the following affiliated real estate investment trusts (“CPA® REITs”) that each make similar investments: Corporate Property Associates 12 Incorporated (“CPA®:12”), Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 15 Incorporated (“CPA®:15”), and Corporate Property Associates 16 — Global Incorporated (“CPA®:16 — Global”). Under the advisory agreements with the CPA® REITs, we perform services related to the day-to-day management of the CPA® REITs and transaction-related services. As of June 30, 2006, we own and manage over 700 commercial properties domestically and internationally including our own portfolio which is comprised of 169 commercial properties net leased to 109 tenants and totaling approximately 16 million square feet.
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
Current Developments and Trends
Current developments include:
INVESTMENT ACTIVITY — We earn revenue from the acquisition and disposition of properties on behalf of the CPA® REITs. During the three months ended June 30, 2006, we structured approximately $83,000 in investments on behalf of the CPA® REITs. All of these investments were made on behalf of CPA®:16 — Global. Additionally, 29% of the total investments structured were for international transactions. During the three months ended June 30, 2006, we sold four properties on behalf of the CPA® REITs for approximately $260,470. We did not acquire any properties for our own portfolio in the three months ended June 30, 2006.
DISPOSITION ACTIVITY — During the three months ended June 30, 2006, we sold three domestic properties for combined proceeds of $14,317, net of selling costs, and recognized a combined net loss of $127, exclusive of impairment charges previously recorded totaling $18,660. In addition, we entered into a contract to sell a vacant domestic property for $8,000. We expect to complete this transaction during 2006 at which time we expect to record a gain on this sale of approximately $3,500.
In May 2006, Blackstone Group purchased our interest of approximately 780,000 shares of Meristar Hospitality Corp. for $10.45 per share, at which time we received $8,154 and recorded a realized gain of $4,800. We previously recognized impairment charges totaling $11,345 against this investment.
PROPOSED MERGER — On June 29, 2006, two of the CPA® REITs we manage, CPA®:12 and CPA®:14, entered into a definitive agreement pursuant to which CPA®:12 will merge with and into CPA®:14, subject to the approval of the stockholders of CPA®:12 and CPA®:14. A joint proxy/registration statement was filed with the SEC on July 25, 2006 relating to the merger. CPA®:12 and CPA®:14 are currently awaiting comments from the SEC. The closing of the merger is also subject to customary closing conditions. We currently expect that the closing will occur late in the fourth quarter of 2006 at the earliest although there can be no assurance of such timing. Prior to the proposed merger, CPA®:12 will also sell certain properties or interests in properties valued at approximately

W. P. CAREY & CO. LLC
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in thousands, except share amounts)
$199,200 (including the pro rata values of properties which, for financial reporting purposes, we will account for under the equity method of accounting), to us for approximately $120,500 in cash and our assumption of approximately $78,700 in limited recourse mortgage notes payable. CPA®:12’s sale of properties to us is contingent on the approval of the merger. These properties all have remaining lease terms of eight years or less, which is shorter than the average lease term of CPA®:14’s portfolio of properties and CPA®:14 consequently required that these assets be sold by CPA®:12. We expect to use the available credit facility to finance this transaction, however pre-tax income to be received from disposition and termination fees payable by CPA®:12 of approximately $48,845 in connection with the proposed liquidation of CPA®:12 and $7,719 as part of a special cash distribution of $3.00 per share to CPA®:12 shareholders would also be available to finance this transaction or to reduce any indebtedness incurred in connection with this transaction. The proposed purchase price of the properties is based on a third party valuation of CPA®:12’s properties as of December 31, 2005 and consequently does not take into account any changes in value that may have occurred subsequent to that date or may occur prior to the completion of this transaction.
CPA®:16 — GLOBAL PUBLIC OFFERING — Since commencing its second public offering to raise up to $550,000 on March 27, 2006, CPA®:16 – Global has raised $162,945 through June 30, 2006. We are reimbursed for marketing and personnel costs incurred in raising capital on behalf of CPA®:16 — Global, subject to certain limitations.
FINANCING ACTIVITY – In June 2006, a joint venture in which we and an affiliate each hold a 50% interest paid a $20,599 balloon payment that was due on a domestic property, and refinanced the property for $30,000. The new limited recourse mortgage financing has an annual fixed interest rate of 6.18% and a 10-year term. As a result of adopting the provisions of EITF 04-05 effective January 1, 2006, we now consolidate this investment.
QUARTERLY DISTRIBUTION — In June 2006, our board of directors approved and increased the 2006 second quarter distribution to $.454 per share payable in July 2006 to shareholders of record as of June 30, 2006.
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
For the six months ended June 30, 2006, international investments accounted for 61% of total investments made on behalf of the CPA® REITs. For the year ended December 31, 2005, international investments accounted for 54% of total investments. We currently expect international commercial real estate to continue to comprise a significant portion of the investments we make on behalf of the CPA® REITs although the percentage of international investments in any given period may vary substantially. Financing terms for international transactions are generally more favorable as they provide for lower interest rates and greater flexibility to finance the underlying property. These benefits are partially offset by shorter financing maturities.
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

W. P. CAREY & CO. LLC
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in thousands, except share amounts)
Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection in recent years. We currently have several auto industry related tenants in the portfolios we manage on behalf of the CPA® REITs. Some of these tenants have filed voluntary petitions of bankruptcy. If conditions in this industry worsen, additional tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our asset management revenue.
For the three months ended June 30, 2006, distributions paid to shareholders and minority partners and scheduled mortgage principal payments were substantially funded by cash flow from operations and equity investments. Existing cash and cash equivalent reserves were used to fund the difference.
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
RESULTS OF OPERATIONS
We evaluate our results from operations by our two major business segments — management services operations and real estate operations. A summary of comparative results of these business segments is as follows:

W. P. CAREY & CO. LLC
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in thousands, except share amounts)
Management Services Operations

	Three months ended June 30,			Six months ended June 30,
	2006	2005	Change	2006	2005	Change
REVENUES:
Asset management revenue	$14,752	$12,867	$1,885	$29,114	$25,467	$3,647
Structuring revenue	2,462	9,817	(7,355)	12,354	20,524	(8,170)
Reimbursed costs from affiliates	19,894	2,028	17,866	22,892	4,860	18,032
Revenues of other business operations	—	21	(21)	—	55	(55)

	37,108	24,733	12,375	64,360	50,906	13,454

OPERATING EXPENSES:
General and administrative	(8,344)	(10,300)	1,956	(17,962)	(19,779)	1,817
Reimbursable costs	(19,894)	(2,028)	(17,866)	(22,892)	(4,860)	(18,032)
Depreciation and amortization	(1,465)	(1,326)	(139)	(2,920)	(2,638)	(282)

	(29,703)	(13,654)	(16,049)	(43,774)	(27,277)	(16,497)

OTHER INCOME AND EXPENSES:
Other interest income	596	621	(25)	1,138	1,417	(279)
Income from equity investments	625	415	210	1,609	960	649
Minority interest in loss (income)	729	(618)	1,347	283	(1,092)	1,375
Gain on foreign currency transactions and other gains, net	23	—	23	23	—	23

	1,973	418	1,555	3,053	1,285	1,768

Income from continuing operations before income taxes	9,378	11,497	(2,119)	23,639	24,914	(1,275)
Provision for income taxes	(3,896)	(4,727)	831	(10,428)	(10,526)	98

Net income from management services operations	$5,482	$6,770	$(1,288)	$13,211	$14,388	$(1,177)

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
For the three and six months ended June 30, 2006 as compared to the comparable 2005 periods, asset management revenue increased $1,885 and $3,647, respectively, primarily due to a net increase in our assets under management as a result of recent investment activity of the CPA® REITs as well as increases in the annual asset valuations of the CPA® REITs, including CPA®:15, which had its initial appraisal in December 2005.
A portion of the CPA® REIT asset management revenue is based on each CPA® REIT meeting specific performance criteria and is earned only if the criteria are achieved. The performance criterion for CPA®:16-Global has not yet been satisfied as of June 30, 2006, resulting in $1,337 and $2,517 in performance revenue being deferred by us for the three and six months ended June 30, 2006, respectively. Since the inception of CPA®:16-Global, we have deferred $7,034 of performance revenue. We will only be able to recognize this revenue if the performance criterion is met. The performance criterion for CPA®:16-Global is a cumulative non-compounded distribution return to shareholders of 6%. As of June 30, 2006, CPA®:16-Global’s current distribution rate was 6.35% and its cumulative distribution return was 5.67%. Based on management’s current assessment, CPA®:16-Global is expected to meet the cumulative performance criterion during the first half of 2007, at which time we would recognize the cumulative deferred revenue. There is no assurance that the performance criterion will be achieved as projected as it is dependent on, among other factors, the investment of CPA®:16-Global’s capital raised in its second offering of its shares, and the performance of properties that CPA®:16-Global invests in generating income in excess of the performance criterion, as well as on the distribution rates that may be set by CPA®:16-Global’s board of directors. If the performance criterion is achieved, deferred incentive and commission compensation related to achievement of the performance criterion, in the amount of $3,307 (exclusive of interest) as of June 30, 2006, would become payable by us to certain employees.
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

W. P. CAREY & CO. LLC
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in thousands, except share amounts)
For the three months ended June 30, 2006 and 2005, structuring revenue decreased $7,355, primarily due to a reduction in investment volume. We structured $83,000 of investments for the three months ended June 30, 2006 as compared with $262,000 in the comparable prior year period. The reduction in structuring revenue was magnified by an increase in the proportion of investments structured on behalf of CPA®:16-Global. For the three months ended June 30, 2006, 100% of investments structured related to CPA®:16 — Global as compared with approximately 50% in the comparable prior year period. Because CPA®:16 — Global has not achieved its performance criterion, no deferred acquisition revenue was recorded for the three months ended June 30, 2006.
For the six months ended June 30, 2006 and 2005, structuring revenue decreased $8,170, primarily due to a reduction in investment volume. We structured $338,000 of investments for the six months ended June 30, 2006 as compared with $627,000 in the comparable prior year period. The effect of this decrease was offset in part by a reduction in the proportion of investments structured on behalf of CPA®:16-Global, for which the performance criterion has not yet been met. For the six months ended June 30, 2006, approximately 55% of investments structured related to CPA®:16 — Global as compared with approximately 64% in the comparable prior year period resulting in a lower deferral of revenue during the six months ended June 30, 2006 as compared to the comparable prior year period. Additionally, the reduction in structuring revenue was also partially offset by our having charged a reduced fee on an investment completed on behalf of CPA®:16-Global during the first six months of 2005.
As discussed above, a portion of the CPA® REIT structuring revenue is based on each CPA® REIT meeting specific performance criteria and is earned only if the criteria are achieved. The performance criterion for CPA®:16 — Global has not yet been satisfied as of June 30, 2006, resulting in $3,701 in structuring revenue being deferred by us for the six months ended June 30, 2006. Since the inception of CPA®:16 — Global, we have deferred $21,409 of structuring revenue and interest thereon of $1,344. We will only be able to recognize this revenue if the performance criterion is met. The current status and anticipated future achievement of the performance criterion is discussed further above. Given that we expect CPA®:16 — Global to represent a significant portion of our total 2006 investment volume relative to the other CPA® REITs, structuring revenue will continue to be affected by the deferral of a portion of such fees until CPA®:16 — Global achieves its performance criterion.
Reimbursable and Reimbursed Costs
Reimbursable costs from affiliates (revenue) and reimbursed costs (expenses) represent costs incurred by us on behalf of the CPA® REITs, primarily broker/dealer commissions and marketing and personnel costs, and reimbursed by the CPA® REITs. Revenue from reimbursed costs from affiliates is offset by corresponding charges to reimbursable costs and as such there is no impact on net income related to such income.
For the three and six months ended June 30, 2006 as compared to the comparable 2005 periods, reimbursable and reimbursed costs increased $17,866 and $18,032, respectively, primarily due to broker/dealer commissions related to the commencement of CPA®:16 – Global’s second public offering in March 2006.
General and Administrative
For the three months ended June 30, 2006 and 2005, general and administrative expenses decreased $1,956 primarily due to several factors including a reduction in compensation related costs of $1,070 primarily due to lower commissions as a result of lower investment volume, a reduction in legal related costs of $1,102 and a reduction in several other general and administrative costs totaling $623. These reductions were partially offset by severance costs incurred and increased office expenses as a result of consolidating the results of operations of a limited partnership, beginning in 2005, that was previously established to administer an office sharing agreement.
For the six months ended June 30, 2006 and 2005, general and administrative expenses decreased $1,817 primarily due to the same factors as described above. Compensation related costs were reduced by $1,989 while legal expenses and other general and administrative expenses decreased by $1,569 and $935, respectively. These reductions were partially offset by severance costs incurred of $1,800 and increased office expenses as described above.
Minority Interest in Loss (Income)
For the three and six months ended June 30, 2006, we recognized minority interest in losses of $729 and $283, respectively, as compared to minority interest in income of $618 and $1,092 for the three and six months ended June 30, 2005, respectively. These

W. P. CAREY & CO. LLC
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(Amounts in thousands, except share amounts)
variances result primarily from the consolidation of the results of operations of a limited partnership, which leases our home office space. We participate in an agreement with certain affiliates, including the CPA® REITs, to share the costs associated with the leasing the home office space and as a result, reimbursements from affiliates are reflected within minority interest. During the three and six months ended June 30, 2005 (prior to consolidation) our share of costs related to this agreement were included within general and administrative expenses.
Net Income from Management Services Operations
For the three and six months ended June 30, 2006 as compared to the comparable 2005 periods, net income from management services operations decreased by $1,288 and $1,177, respectively, primarily due to a decrease in structuring revenue as a result of lower investment volume. This decrease was partially offset by an increase in asset management revenue resulting primarily from growth in assets under management and increases in the annual asset valuations of the CPA® REITs and reductions in general and administrative expenses. These variances are described above.
Real Estate Operations

	Three months ended June 30,			Six months ended June 30,
	2006	2005	Change	2006	2005	Change
REVENUES:
Lease revenues	$18,402	$16,886	$1,516	$36,645	$33,622	$3,023
Other operating income	432	422	10	952	981	(29)
Revenues of other business operations	1,717	1,907	(190)	3,580	3,601	(21)

	20,551	19,215	1,336	41,177	38,204	2,973

OPERATING EXPENSES:
General and administrative	(1,527)	(1,890)	363	(3,067)	(3,390)	323
Depreciation and amortization	(4,471)	(3,692)	(779)	(8,919)	(7,645)	(1,274)
Property expenses	(1,442)	(1,586)	144	(3,203)	(3,299)	96
Impairment charge	—	(330)	330	—	(1,130)	1,130
Operating expenses of other business operations	(1,466)	(1,607)	141	(3,033)	(3,123)	90

	(8,906)	(9,105)	199	(18,222)	(18,587)	365

OTHER INCOME AND EXPENSES:
Other interest income	210	203	7	395	249	146
Income from equity investments	619	782	(163)	1,185	1,605	(420)
Minority interest in income	(475)	(148)	(327)	(891)	(306)	(585)
Gain (loss) on foreign currency transactions and other gains, net	5,205	(313)	5,518	5,455	(663)	6,118
Interest expense	(4,541)	(4,110)	(431)	(8,929)	(8,337)	(592)

	1,018	(3,586)	4,604	(2,785)	(7,452)	4,667

Income from continuing operations before income taxes	12,663	6,524	6,139	20,170	12,165	8,005
Provision for income taxes	(102)	(372)	270	(292)	(426)	134

Income from continuing operations	12,561	6,152	6,409	19,878	11,739	8,139
(Loss) income from discontinued operations	(739)	4,011	(4,750)	(4,720)	(3,339)	(1,381)

Net income from real estate operations	$11,822	$10,163	$1,659	$15,158	$8,400	$6,758

Our real estate operations consist of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the six months ended June 30, 2006 and 2005 is as follows:

	Six months ended
	June 30,
	2006	2005
Rental income	$29,797	$25,919
Interest income from direct financing leases	6,848	7,703

	$36,645	$33,622

W. P. CAREY & CO. LLC
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(Amounts in thousands, except share amounts)
We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	Six months ended
	June 30,
	2006	2005
Bouygues Telecom, S.A. (a) (b)	$2,343	$2,414
Detroit Diesel Corporation (c)	2,317	2,079
CheckFree Holdings Corporation Inc. (a) (d)	2,302	—
Dr Pepper Bottling Company of Texas	2,203	2,175
Orbital Sciences Corporation	1,511	1,511
Titan Corporation	1,449	1,449
America West Holdings Corp.	1,419	1,419
AutoZone, Inc.	1,154	1,156
Quebecor Printing, Inc.	970	970
Sybron Dental Specialties Inc.	885	885
Unisource Worldwide, Inc.	848	851
BE Aerospace, Inc.	790	790
CSS Industries, Inc. (e)	785	695
Lucent Technologies, Inc.	759	759
Eagle Hardware & Garden, Inc., a wholly-owned subsidiary of Lowe’s Companies Inc. (f)	733	787
Sprint Spectrum, L.P.	712	712
EnviroWorks, Inc.	651	627
AT&T Corporation	630	630
Swat-Fame, Inc.	621	618
United States Postal Service	617	617
BellSouth Telecommunications, Inc.	612	612
Omnicom Group Inc.	570	570
Other (a) (b)	11,764	11,296

	$36,645	$33,622

(a)	Lease revenue applicable to minority interests in the consolidated amounts above total $1,990 and $862 for the six months ended June 30, 2006 and 2005, respectively.

(b)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(c)	Increase is due to rent increase in July 2005.

(d)	Property is consolidated beginning January 1, 2006 as a result of implementation of EITF 04-05.

(e)	Property reclassified as an operating lease from a direct financing lease in January 2006.

(f)	Rent increase threshold (percentage of revenue) was not met in 2006.
We recognize income from equity investments of which lease revenues are a significant component. Our ownership interests range from 22.5% to 50%. Our share of net lease revenues in the following lease obligations is as follows:

	Six months ended
	June 30,
	2006	2005
Carrefour France, S.A. (a)	$1,794	$1,856
Federal Express Corporation	1,358	1,344
Sicor, Inc.	836	836
Information Resources, Inc. (b)	829	719
Hologic, Inc.	568	568
Childtime Childcare, Inc.	219	204
CheckFree Holdings Corporation Inc. (c)	—	1,124

	$5,604	$6,651

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	Increase is due to rent increase in October 2005.

(c)	Property is consolidated beginning January 1, 2006 as a result of implementation of EITF 04-05.

W. P. CAREY & CO. LLC
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(Amounts in thousands, except share amounts)
The presentation of results of operations for our real estate operations for the six months ended June 30, 2006 were affected by our adoption of EITF 04-05 effective January 1, 2006. As a result of adopting EITF 04-05, we now consolidate an investment in a property leased to CheckFree Holdings Corporation Inc. that was previously accounted for as an equity investment. This contributed to the increases described below for lease revenues, depreciation and amortization and interest expense. This also resulted in a decrease of $596 in income from equity investments as compared to the comparable prior year period and a corresponding increase in minority interest in income.
Lease Revenues
For the three months ended June 30, 2006 and 2005, lease revenues (rental income and interest income from direct financing leases) increased by $1,516 primarily due to the consolidation of an investment that we previously accounted for as an equity investment as well as rent increases and new lease activity at existing properties. As a result of adopting EITF 04-05 effective January 1, 2006, we recognized revenue of $1,151 from the consolidation of an investment leased to CheckFree Holdings. Rent increases and rent from new tenants at existing properties also contributed $717 of the increase. These increases were partially offset by the negative impact of non-recurring sales overrides and the effect of lower average foreign currency exchange rates in 2006 as compared to 2005 totaling $202.
For the six months ended June 30, 2006 and 2005, lease revenues increased by $3,023 primarily due to the same factors described above. The consolidation of an investment leased to CheckFree Holdings contributed $2,303 of the increase while rent increases and rent from new tenants at existing properties contributed $1,190 of the increase. These increases were partially offset by the negative impact of non-recurring sales overrides and the effect of lower average foreign currency exchange rates in 2006 as compared to 2005 totaling $319.
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
For the three and six months ended June 30, 2006 as compared to the comparable 2005 periods, revenues of other business operations decreased by $190 and $21, respectively, primarily due to a decrease in room occupancy rates during 2006.
Depreciation and Amortization
For the three months ended June 30, 2006 and 2005, depreciation and amortization expense increased by $779 primarily due to depreciation of $427 from the reclassification of a property as an operating lease that was previously accounted for as a direct financing lease and depreciation of $234 related to the consolidation of our investment in CheckFree Holdings that we previously accounted for as an equity investment.
For the six months ended June 30, 2006 and 2005, depreciation and amortization expense increased by $1,274 primarily due to the same factors described above. For the six months ended June 30, 2006, we incurred additional depreciation of $836 from the reclassification of a property as an operating lease that was previously accounted for as a direct financing lease and depreciation of $468 related to the consolidation of our investment in CheckFree Holdings that we previously accounted for as an equity investment.
Impairment Charge
No impairment charge was recognized during the three and six months ended June 30, 2006. During the three and six months ended June 30, 2005, we recognized impairment charges of $330 and $1,130, respectively, in connection with entering into a commitment to sell our Livho property as the property’s estimated fair value was lower than its carrying value. The proposed transaction was terminated in June 2005.
Gain (Loss) on Foreign Currency Transactions, Securities and Other Gains, net
We recognized net unrealized gains on foreign currency transactions and other gains of $5,205 and $5,455 for the three and six

W. P. CAREY & CO. LLC
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(Amounts in thousands, except share amounts)
months ended June 30, 2006, respectively, as compared to a losses of $313 and $663 for the comparable three and six months ended June 30, 2005, respectively. These increases resulted primarily from the recognition of a realized gain of approximately $4,800 in May 2006 on the sale of our Meristar Hospitality Corp common stock. In addition, we benefited from the impact of the relative weakening of the U.S. dollar compared to the Euro for the three and six months ended June 30, 2006 as compared to the strengthening of the U.S. dollar in the comparable prior year periods.
Interest Expense
For the three months ended June 30, 2006 and 2005, interest expense increased $431, primarily due to an increase of $810 related to new fixed rate mortgage financing at existing properties obtained in 2005 and $410 related to the consolidation of our investment in CheckFree Holdings that we previously accounted for as an equity investment. These increases were partially offset by a reduction in interest payments of $773 related to our credit facility and a reduction in interest payments as a result of making scheduled principal payments. The reduction in credit facility related interest resulted from lower average outstanding balances during the comparable periods on our facility partially offset by rising interest rates.
For the six months ended June 30, 2006 and 2005, interest expense increased $592, primarily due to the same factors described above. New fixed rate mortgage financing obtained in 2005 contributed an additional $1,571 in interest, while the consolidation of our investment in CheckFree Holdings contributed $773. These increases were partially offset by a net reduction in interest payments of $1,481 related to our credit facility and was also partially offset by a reduction in interest payments as a result of making scheduled principal payments.
Income from Continuing Operations
For the three months ended June 30, 2006 and 2005, income from continuing operations increased $6,409, primarily due to the recognition of a realized gain of approximately $4,800 on the sale of our Meristar common stock as well as an increase in lease revenues of $1,516 primarily from rent increases at existing properties and the consolidation of our investment in CheckFree Holdings. These variances are described above.
For the six months ended June 30, 2006 and 2005, income from continuing operations increased $8,139 primarily due to the same factors described above. We recognized a realized gain of approximately $4,800 on the sale of our Meristar common stock as well as an increase in lease revenues of $3,023 primarily from rent increases at existing properties and the consolidation of our investment in CheckFree Holdings. These variances are described above.
Discontinued Operations
For the three months ended June 30, 2006, we incurred a loss from discontinued operations of $739 due to losses from the operations of discontinued operations. For the six months ended June 30, 2006, we incurred a loss from discontinued operations of $4,720 primarily due to the recognition of impairment charges totaling $3,357.
For the three months ended June 30, 2005, we earned income from discontinued operations of $4,011 primarily due to a gain from the sale of real estate of $9,139 which was partially offset by impairment charges totaling $5,819. For the six months ended June 30, 2005, we incurred a loss from discontinued operations of $3,339 primarily due to the recognition of impairment charges totaling $14,691 which were partially offset by net gains from the sales of real estate totaling $9,119 and income from the operations of discontinued operations of $2,233.
The effect of suspending depreciation was $72 and $198 for the three months ended June 30, 2006 and 2005, respectively, and was $187 and $337 for the six months ended June 30, 2006 and 2005, respectively.
FINANCIAL CONDITION
Uses of Cash during the Period
There has been no material change in our financial condition since December 31, 2005. Cash and cash equivalents totaled $15,593 as of June 30, 2006, an increase of $2,579 from the December 31, 2005 balance. We believe that we will generate sufficient cash from operations and, if necessary, from the proceeds of limited recourse mortgage loans, unused capacity on our credit facility, unsecured indebtedness and the issuance of additional equity securities to meet our short-term and long-term liquidity needs. We assess our ability to access capital on an ongoing basis. Our use of cash during the period is described below.

W. P. CAREY & CO. LLC
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(Amounts in thousands, except share amounts)
OPERATING ACTIVITIES — In evaluating cash flow from operations, management includes cash flow from distributions received on equity investments, which are included in investing activities to the extent that the distributions in excess of equity income are the result of non-cash charges such as depreciation and amortization. During the six months ended June 30, 2006, cash flow from operations and equity investments of $38,671 was sufficient to pay distributions to shareholders of $34,356. For 2006, we have elected to continue to receive all performance revenue from the CPA® REITs as well as the asset management revenue payable by CPA®:16 — Global in restricted shares rather than cash. However, for 2006 we have elected to receive the base asset management revenue from CPA®:12 in cash. Operating cash flows for the six months ended June 30, 2006 benefited by $1,869 as a result of receiving CPA®:12’s base asset management revenue in cash instead of restricted shares. We expect that annual cash flows for 2006 will benefit by approximately $3,800 as a result of this election.
During the six months ended June 30, 2006, we received revenue of $9,315 in connection with structuring investments and revenue of $13,299 from providing asset-based management services on behalf of the CPA® REITs, exclusive of that portion of such revenue being satisfied by the CPA® REITs through the issuance of their restricted common stock rather than paying cash. In January 2006, we received $15,474 from the annual installment of deferred acquisition revenue, including interest. The installments are subject to certain subordination provisions. CPA®:16-Global has not yet met the subordination provisions and management currently anticipates that no deferred amounts will be recognized by us and payable by CPA®:16-Global before the first half of 2007.
Our real estate operations provided cash flows (contractual lease revenues, net of property-level debt service) of approximately $24,545. Annual cash flow from operations is currently projected to fund distributions to shareholders; however, operating cash flow fluctuates on a quarterly basis due to factors that include the timing of the receipt of transaction-related revenue, the timing of certain compensation costs that are paid and receipt of the annual installment of deferred acquisition revenue and interest thereon in the first quarter.
INVESTING ACTIVITIES — Our investing activities are generally comprised of real estate transactions (purchases and sales) and capitalized property related costs. During the six months ended June 30, 2006 we received $22,471 in proceeds from the sale of properties and investments of which $9,163 was placed in an escrow account for a potential future investment. We made capital improvements totaling $3,874 to existing properties and also paid our annual installment of deferred acquisition revenue of $524 to our former management company relating to 1998 and 1999 property acquisitions. The remaining obligation as of June 30, 2006 is $661. We currently anticipate using cash from operations to fund the remaining obligation.
During the six months ended June 30, 2006, we provided our affiliate, CPA®:15, with $84,000 to fund the early repayment of a mortgage obligation. This loan was used to facilitate the completion of the sale of one of its properties and was repaid the next business day. During the six months ended June 30, 2006, we received distributions of $3,255 from the CPA® REITs, with $1,646 included in cash flows from investing activities, representing an amount in excess of the income recognized on the CPA® REIT investments for financial reporting purposes.
FINANCING ACTIVITIES — During the six months ended June 30, 2006, we paid distributions to shareholders of $34,356. In addition to paying distributions, our financing activities included making scheduled mortgage principal payments of $5,705 and paying down the outstanding balance on our credit facility by $13,000. Gross borrowings under the credit facility were $25,000, which were used for several purposes in the normal course of business, and repayments were $38,000. In addition, we obtained $30,000 from the refinancing of an investment leased to CheckFree Holdings that we now consolidate in accordance with EITF 04-05. Also during the six months ended June 30, 2006, we received $4,031 from the release of escrow funds that we deposited during 2005 in connection with obtaining mortgage financing on several investments and raised $3,652 from the issuance of shares primarily through our Distribution Reinvestment and Share Purchase Plan.
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

W. P. CAREY & CO. LLC
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(Amounts in thousands, except share amounts)
Cash Resources
As of June 30, 2006, we had $15,593 in cash and cash equivalents, which can be used for working capital needs and other commitments and may be used for future investments, including financing the purchase of certain properties from CPA®:12. We also have a credit facility with unused capacity of up to $173,000 available as of June 30, 2006, which is also available to meet working capital needs and other commitments. In addition, debt may be incurred on unleveraged properties with a carrying value of $225,382 as of June 30, 2006, subject to meeting certain financial ratios on our credit facility, and any proceeds may be used to finance future investments. We continue to evaluate fixed-rate financing options, such as obtaining limited recourse financing on our unleveraged properties. Any financing obtained may be used for working capital objectives and may be used to pay down existing debt balances. In addition, during July 2006, we received approximately $1,600 from CPA®:14 as part of a special cash distribution of $.45 per share to CPA®:14 shareholders in connection with the gain on sale of certain properties.
The credit facility has financial covenants requiring us, among other things, to maintain a minimum equity value and to meet or exceed certain operating and coverage ratios. We are in compliance with these covenants as of June 30, 2006. Advances are prepayable at any time. Amounts drawn on the credit facility, which expires in May 2007, bear interest at a rate of either (i) the one, two, three or six-month LIBOR, plus a spread which ranges from 0.6% to 1.45% depending on leverage or corporate credit rating or (ii) the greater of the bank’s Prime Rate and the Federal Funds Effective Rate, plus .50%, plus a spread of up to .125% depending on our leverage ratio. We can renew the credit facility for an additional one year period.

	June 30, 2006		December 31, 2005
	Maximum	Outstanding	Maximum	Outstanding
	Available	Balance	Available	Balance
Credit Facility	$175,000	$2,000	$225,000	$15,000
Cash Requirements
During the next twelve months, cash requirements will include paying distributions to shareholders, scheduled mortgage principal payments (our next balloon payment is not due until August 2007), making distributions to minority partners as well as other normal recurring operating expenses. We may also seek to use our cash to invest in new properties, to repurchase shares under our share repurchase program and maintain cash balances sufficient to meet working capital needs. We may issue additional shares in connection with investments in real estate when it is consistent with the objectives of the seller.
We have budgeted capital expenditures of up to approximately $3,565 at various properties during the next twelve months. The capital expenditures will primarily be for tenant and property improvements in order to enhance a property’s cash flow or marketability for re-leasing or sale.
We expect to meet our capital requirements to fund future investments, any capital expenditures on existing properties and scheduled debt maturities on limited recourse mortgages through use of our cash reserves or unused amounts on our credit facility.
Expected Impact of Proposed Merger
In connection with the proposed merger, if approved, we expect to receive approximately $48,845 in disposition and termination fees from CPA®:12 as well as $7,719 as part of a special cash distribution of $3.00 per share to CPA®:12 shareholders, however there can be no assurances that the merger will be completed. These funds will be used, along with our credit facility and existing cash resources, to finance the purchase of certain properties or interests in properties from CPA®:12 for approximately $120,500 in cash and the assumption of debt of approximately $78,700. We may also use our credit facility to loan up to $50,000 to CPA®:14 in connection with their merger with CPA®:12. Disposition fees approximating $5,970 to be received from CPA®:12 related to properties we acquire from CPA®:12 will not be recognized as income but will reduce the cost of the properties we acquire.
We currently estimate that the properties to be acquired from CPA®:12 will generate annual lease revenue and cash flow, inclusive of minority interest, of approximately $17,030 and $13,310, respectively, and annual equity income of approximately $1,870. This additional cash flow will be partially offset by lower annual asset management revenue approximating $1,990 and interest expense incurred related to any borrowing under our credit facility to finance this transaction.

W. P. CAREY & CO. LLC
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(Amounts in thousands, except share amounts)
Summary of Financing
The table below summarizes our mortgage notes payable and unsecured line of credit as of June 30, 2006 and 2005, respectively.

	June 30,
	2006	2005
Balance:
Fixed rate	$202,488	$127,941
Variable rate	53,424	123,933

Total	$255,912	$251,874

Percent of total debt:
Fixed rate	79%	51%
Variable rate	21%	49%

Total	100%	100%

Weighted average interest rate at end of period:
Fixed rate	6.54%	7.44%
Variable rate	4.90%	5.69%
Aggregate Contractual Agreements
The table below summarizes our contractual obligations as of June 30, 2006 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods.

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Mortgage notes payable — Principal	$253,897	$11,624	$58,204	$47,543	$136,526
Mortgage notes payable — Interest (1)	83,723	15,682	26,396	17,512	24,133
Credit facility — Principal	2,000	2,000	—	—	—
Credit facility — Interest (1)	151	151	—	—	—
Deferred acquisition compensation due to affiliates — Principal	661	524	137	—	—
Deferred acquisition compensation due to affiliates — Interest	38	32	6	—	—
Operating leases (2)	28,566	1,820	5,724	5,572	15,450

	$369,036	$31,833	$90,467	$70,627	$176,109

(1)	Interest on variable rate debt obligations was calculated using the variable interest rate as of June 30, 2006.

(2)	Operating lease obligations consist primarily of the total minimum rents payable on the lease for our principal offices. We are reimbursed by affiliates for their share of the minimum rents under an office cost-sharing agreement. Such amounts are allocated among the entities, based on gross revenues and are adjusted quarterly.
Amounts related to our foreign operations are based on the exchange rate of the Euro as of June 30, 2006.
We have employment contracts with several senior executives. These contracts provide for severance payments in the event of termination under certain conditions including change in control.
As of June 30, 2006, we have no material capital lease obligations for which we are the lessee, either individually or in the aggregate.

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
At June 30, 2006, $202,474 of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates and scheduled amortization payments of our debt obligations and the related weighted-average interest rates by expected maturity dates for our fixed rate debt. Annual interest rates on fixed rate debt as of June 30, 2006 ranged from 4.87% to 10.125%. The annual interest rates on our variable rate debt as of June 30, 2006 ranged from 3.86% to 8.25%.
Advances from the line of credit bear interest at an annual rate of either (i) the one, two, three or six-month LIBOR, plus a spread which ranges from 0.6% to 1.45% depending on leverage or corporate credit rating or (ii) the greater of the bank’s Prime Rate and the Federal Funds Effective Rate, plus .50%, plus a spread of up to .125% depending on our leverage.

	2006	2007	2008	2009	2010	Thereafter	Total	Fair value
Fixed rate debt	$4,325	$24,682	$9,737	$36,936	$13,984	$112,810	$202,474	$200,911
Weighted average interest rate	7.26%	7.80%	7.34%	7.31%	7.59%	4.75%
Variable rate debt	$1,361	$4,816	$8,108	$3,291	$3,384	$32,463	$53,423	$53,423
Annual interest expense would increase or decrease on variable rate debt by approximately $534 for each 1% increase or decrease in interest rates. A change in interest rates of 1% would increase or decrease the fair value of our fixed rate debt at June 30, 2006 by approximately $3,911.
Foreign Currency Exchange Rate Risk
We have foreign operations in France and as such are subject to risk from the effects of exchange rate movements of the Euro, which may affect future costs and cash flows. We are a net receiver of the Euro (we receive more cash than we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the Euro. For the three months ended June 30, 2006 and 2005, we recognized a gain of $17 and a loss of $25, respectively, and for the six months ended June 30, 2006 and 2005, we recognized a gain of $102 and a loss of $11, respectively, in foreign currency transaction gains in connection with the transfer of cash from foreign operating subsidiaries to the parent company. The cash received was subsequently converted into dollars. In addition, for the three months ended June 30, 2006 and 2005, we recognized net unrealized foreign currency gains of $400 and losses of $456, respectively. The cumulative foreign currency translation adjustment reflects a loss of $560 as of June 30, 2006. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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
Our chief executive officer and acting chief financial officer have conducted a review of our disclosure controls and procedures as of June 30, 2006. Based upon this review, our chief executive officer and acting chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2006 at a reasonable level of assurance and procedures to ensure that the information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms.
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
ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities — There were no issuer purchases of equity securities during the three months ended June 30, 2006. In December 2005, our board of directors approved a share repurchase program that gives us authorization to repurchase up to $20,000 of our common stock in the open market beginning December 16, 2005 and over the next 12 months as conditions warrant. As of June 30, 2006, the maximum approximate dollar value of shares that may yet be purchased under the plan approximated $17,316.
ITEM 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual shareholders’ meeting was held on June 7, 2006, at which time a vote was taken to elect our directors through the solicitation of proxies. The shareholders elected the following directors for the ensuing year:

	Total Shares	Shares Voting	Shares
Name of Director	Voting	For	Withheld
Francis J. Carey	30,802,067	30,510,520	291,547
Wm. Polk Carey	30,802,067	30,559,256	242,811
Nathaniel S. Coolidge	30,802,067	29,067,263	1,734,804
Gordon F. DuGan	30,802,067	30,576,507	225,560
Eberhard Faber IV	30,802,067	29,117,296	1,684,771
Lawrence R. Klein	30,802,067	30,549,785	252,282
Charles E. Parente	30,802,067	30,541,472	260,595
George E. Stoddard	30,802,067	30,072,064	730,003
C. C. Townsend, Jr.	30,802,067	29,525,519	1,276,548
Karsten von Köller	30,802,067	30,613,484	188,583
Reginald H. Winssinger	30,802,067	30,616,098	185,969
The shareholders elected to amend and restate our Amended and Restated Limited Liability Company Agreement to conform the provision regarding sales of assets to a corresponding provision of the Delaware General Corporate Law:

Shares Voting For	20,549,157
Shares Voting Against	130,496
Shares Abstaining	412,229
Non-votes	9,710,185
ITEM 6. — EXHIBITS
10.1	Agreement for Sale and Purchase, dated June 29, 2006, by and among Corporate Property Associates 12 Incorporated, the entities listed on schedule 1 named therein, Carey Asset Management Corp. and W. P. Carey & Co. LLC (Incorporated by reference to Form 8-K, dated July 6, 2006).

10.2	W. P. Carey & Co. LLC Amended and Restated Limited Liability Company Agreement.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

W. P. CAREY & CO. LLC
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W.P. CAREY & CO. LLC

8/9/2006	By:	/s/ Mark J. DeCesaris
Date		Mark J. DeCesaris
Managing Director and acting Chief Financial Officer
(acting Principal Financial Officer)

8/9/2006	By:	/s/ Claude Fernandez
Date		Claude Fernandez
Managing Director and Chief Accounting Officer
(Principal Accounting Officer)