Form 10-Q
period 2006-09-30
CAREY W P & CO LLC
filed 2006-11-08
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Registrant has 38,117,048 Listed Shares, no par value, outstanding at November 1, 2006.

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

W. P. CAREY & CO. LLC
PART I
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	September 30, 2006	December 31, 2005
		(NOTE)
ASSETS
Real estate, net	$488,436	$454,478
Net investment in direct financing leases	115,406	131,975
Equity investments in real estate	146,846	134,567
Operating real estate, net	7,560	7,865
Assets held for sale	5,517	18,815
Cash and cash equivalents	17,999	13,014
Due from affiliates	83,111	82,933
Goodwill	63,607	63,607
Intangible assets, net	33,494	40,700
Other assets, net	34,637	35,308

Total assets	$996,613	$983,262

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Limited recourse mortgage notes payable	$251,654	$226,701
Limited recourse mortgage notes payable on assets held for sale	—	4,412
Credit facility	—	15,000
Accrued interest	1,760	2,036
Distributions payable	17,340	16,963
Due to affiliates	1,120	2,994
Deferred revenue	33,771	23,085
Accounts payable and accrued expenses	24,987	23,002
Prepaid and deferred rental income and security deposits	4,898	4,414
Accrued income taxes	466	634
Deferred income taxes, net	39,322	39,908
Other liabilities	12,393	12,956

Total liabilities	387,711	372,105

Minority interest in consolidated entities	7,493	3,689

Commitments and contingencies (Note 8) Members’ equity:
Listed shares, no par value; 38,117,923 and 37,706,247 shares issued and outstanding, respectively	742,195	740,593
Dividends in excess of accumulated earnings	(140,471)	(131,178)
Unearned compensation	—	(5,119)
Accumulated other comprehensive income	(315)	3,172

Total members’ equity	601,409	607,468

Total liabilities and members’ equity	$996,613	$983,262

NOTE: The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date.
The accompanying notes are an integral part of these consolidated financial statements.

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share and share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
REVENUES:
Asset management revenue	$14,364	$13,423	$43,478	$38,890
Structuring revenue	3,434	4,898	15,788	25,422
Reimbursed costs from affiliates	13,762	2,313	36,654	7,173
Rental income	15,196	13,142	44,993	39,061
Interest income from direct financing leases	3,334	3,870	10,182	11,573
Other operating income	985	2,017	1,937	2,998
Revenues of other business operations	1,529	1,785	5,109	5,441

	52,604	41,448	158,141	130,558

OPERATING EXPENSES:
General and administrative	(8,800)	(9,190)	(29,829)	(32,359)
Reimbursable costs	(13,762)	(2,313)	(36,654)	(7,173)
Depreciation	(3,707)	(2,844)	(10,984)	(8,721)
Amortization	(2,168)	(2,204)	(6,730)	(6,610)
Property expenses	(2,449)	(2,554)	(5,652)	(5,853)
Impairment charge	—	—	—	(1,130)
Operating expenses of other business operations	(1,381)	(1,598)	(4,414)	(4,721)

	(32,267)	(20,703)	(94,263)	(66,567)

OTHER INCOME AND EXPENSES:
Other interest income	836	871	2,369	2,537
Income from equity investments in real estate	2,932	1,379	5,726	3,944
Minority interest in loss (income)	40	(573)	(568)	(1,971)
Gain (loss) on sale of securities, foreign currency transactions and other gains, net	245	(62)	5,723	(725)
Interest expense	(4,395)	(4,245)	(13,324)	(12,582)

	(342)	(2,630)	(74)	(8,797)

Income from continuing operations before income taxes	19,995	18,115	63,804	55,194
Provision for income taxes	(5,580)	(4,583)	(16,300)	(15,535)

Income from continuing operations	14,415	13,532	47,504	39,659

DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued properties	75	796	(1,288)	3,029
(Loss) gain on sale of real estate, net	(185)	—	(185)	9,119
Impairment charges on assets held for sale	—	—	(3,357)	(14,691)

(Loss) income from discontinued operations	(110)	796	(4,830)	(2,543)

NET INCOME	$14,305	$14,328	$42,674	$37,116

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.38	$0.36	$1.26	$1.05
Income (loss) from discontinued operations	—	0.02	(0.13)	(0.06)

Net income	$0.38	$0.38	$1.13	$0.99

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.37	$0.35	$1.22	$1.01
Income (loss) from discontinued operations	—	0.02	(0.12)	(0.06)

Net income	$0.37	$0.37	$1.10	$0.95

DISTRIBUTIONS DECLARED PER SHARE	$0.456	$0.448	$1.362	$1.338

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	38,034,590	37,727,008	37,880,778	37,663,712

Diluted	39,303,948	38,948,980	39,215,134	39,100,233

The accompanying notes are an integral part of these consolidated financial statements.

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income	$14,305	$14,328	$42,674	$37,116
Other comprehensive income:
Change in unrealized appreciation on marketable securities	5	403	788	517
Reversal of unrealized appreciation on sale of marketable securities	—	—	(4,746)	—
Foreign currency translation adjustment	196	(130)	471	(976)

	201	273	(3,487)	(459)

Comprehensive income	$14,506	$14,601	$39,187	$36,657

The accompanying notes are an integral part of these consolidated financial statements.

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,674	$37,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including intangible assets and deferred financing costs	18,757	16,079
Income from equity investments in real estate in excess of distributions received	(324)	547
Gains on sale of real estate and investments	(4,615)	(9,215)
Minority interest in income	568	1,971
Straight-line rent adjustments	2,343	2,702
Management income received in shares of affiliates	(23,721)	(22,905)
Amortization of unearned compensation	2,520	3,041
Unrealized (gain) loss on foreign currency transactions, warrants and securities	(781)	764
Impairment charges	3,357	15,821
Deferred income taxes	(586)	1,466
Realized (gain) loss on foreign currency transactions	(142)	57
Decrease in accrued income taxes	(168)	(3,909)
Decrease in prepaid taxes	1,199	—
Tax charge — share incentive plan	—	465
Increase in structuring revenue receivable	(3,039)	(5,170)
Deferred acquisition fees received	12,543	8,961
Net changes in other operating assets and liabilities	(1,725)	(1,941)

Net cash provided by operating activities	48,860	45,850

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from equity investments in real estate in excess of equity income	4,669	4,103
Capital expenditures	(4,194)	(1,295)
Payment of deferred acquisition revenue to an affiliate	(524)	(524)
Purchase of investment	(150)	(465)
Loan to affiliate	(84,000)	—
Proceeds from repayment of loan to affiliate	84,000	—
Proceeds from sales of property and investments	32,350	32,591
Funds placed in escrow in connection with the sale of property and investments	(9,314)	—

Net cash provided by investing activities	22,837	34,410

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid	(51,590)	(50,101)
Contributions from minority interests	1,646	—
Distributions to minority interests	(5,415)	(355)
Scheduled payments of mortgage principal	(9,191)	(6,933)
Proceeds from mortgages and credit facility	83,000	60,104
Prepayments of mortgage principal and credit facility	(92,971)	(88,893)
Release of funds from escrow in connection with the financing of properties	4,031	—
Payment of financing costs	(815)	(1,322)
Proceeds from issuance of shares	6,251	3,529
Excess tax benefits associated with stock based compensation awards	193	—
Retirement of shares	(1,935)	—

Net cash used in financing activities	(66,796)	(83,971)

Effect of exchange rate changes on cash	84	(628)

Net increase (decrease) in cash and cash equivalents	4,985	(4,339)
Cash and cash equivalents, beginning of period	13,014	16,715

Cash and cash equivalents, end of period	$17,999	$12,376

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$13,196	$12,082

Income taxes paid	$16,105	$18,853

The accompanying notes are an integral part of these consolidated financial statements.

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 1. Business
W. P. Carey & Co. LLC (the “Company”) is a real estate and advisory company that invests in commercial properties leased to companies domestically and internationally, and earns revenue as the advisor to the following affiliated real estate investment trusts (“CPA® REITs”) that each make similar investments: Corporate Property Associates 12 Incorporated (“CPA®:12”), Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 15 Incorporated (“CPA®:15”), Corporate Property Associates 16 — Global Incorporated (“CPA®:16 — Global”). Under the advisory agreements with the CPA® REITs, the Company performs services related to the day-to-day management of the CPA® REITs and transaction-related services. As of September 30, 2006, the Company owns and manages over 700 commercial properties domestically and internationally including its own portfolio which is comprised of 168 commercial properties net leased to 107 tenants and totaling approximately 16 million square feet.
The Company’s Primary Business Segments
MANAGEMENT SERVICES — The Company provides services to the CPA® REITs in connection with structuring and negotiating investment and debt placement transactions (structuring revenue) and provides on-going management of the portfolio (asset-based management and performance revenue). Asset-based management and performance revenue for the CPA® REITs are determined based on real estate related assets under management. As funds available to the CPA® REITs are invested, the asset base for which the Company earns revenue increases. The Company may elect to receive revenue in cash or restricted shares of the CPA® REITs. The Company may also earn incentive and disposition revenue and receive termination payments in connection with providing liquidity alternatives to CPA® REIT shareholders.
REAL ESTATE OPERATIONS — The Company invests in commercial properties that are then leased to companies domestically and internationally, primarily on a triple-net leased basis.
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
(in thousands, except share and per share amounts)
Have Certain Rights” (“EITF 04-05”) effective January 1, 2006, the Company now consolidates a limited liability company that leases property to CheckFree Holdings Corporation Inc., that was previously accounted for under the equity method of accounting.
Reclassifications and Revisions
Certain prior period amounts have been reclassified to conform to current period financial statement presentation. The financial statements included in this Form 10-Q have been adjusted to reflect reimbursed and reimbursable costs as separate components of revenue and operating expenses and the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented.
The Company has revised its consolidated statement of cash flow for the period ended September 30, 2005 to present the operating portion of the cash flows attributable to its discontinued operations on a combined basis.
Recent Accounting Pronouncements
In February 2006, the FASB issued SFAS No.155, “Accounting for Certain Hybrid Financial Instruments an Amendment of FASB No. 133 and 140” (“SFAS 155”). The purpose of SFAS No.155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. The provisions of FAS 155 will be effective for the Company as of the beginning of its 2007 fiscal year. The Company does not believe that the adoption of FAS 155 will have a material impact on our financial position or results of operations.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company not recognize in its consolidated financial statements the impact of a tax position that fails to meet the more likely than not recognition threshold based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company as of the beginning of its 2007 fiscal year. The Company is currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.
Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The Company currently uses the roll-over method for quantifying identified financial statement misstatements.
In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and roll-over methods. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company will initially apply the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006.

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
NOTE 3. Transactions with Related Parties
Directly and through one of its wholly-owned subsidiaries, the Company earns revenue as the advisor (“advisor”) to the CPA® REITs. Under the advisory agreements with the CPA® REITs, the Company performs various services, including but not limited to the day-to-day management of the CPA® REITs and transaction-related services. The Company earns asset management revenue totaling 1% per annum of average invested assets, as calculated pursuant to the advisory agreements for each CPA® REIT, of which 1/2 of 1% (“performance revenue”) is contingent upon specific performance criteria for each CPA® REIT, and is reimbursed for certain costs, primarily broker/dealer commissions paid on behalf of the CPA® REITs and marketing and personnel costs. Effective in 2005, the advisory agreements were amended to allow the Company to elect to receive restricted stock for any revenue due from each CPA® REIT. For the three months ended September 30, 2006 and 2005, total asset-based revenue earned was $14,364 and $13,423, respectively, while reimbursed costs totaled $13,762 and $2,313, respectively. For the nine months ended September 30, 2006 and 2005, total asset-based revenue earned was $43,478 and $38,890, respectively, while reimbursed costs totaled $36,654 and $7,173, respectively. As of September 30, 2006, CPA®:16 — Global did not meet its performance criterion (a non-compounded cumulative distribution return of 6% per annum), as defined in its advisory agreement, and since its inception, the Company has deferred cumulative performance revenue of $8,480 that will be recognized if the performance criterion is met. For 2006, the Company elected to continue to receive all performance revenue from the CPA® REITs as well as the asset management revenue payable by CPA®:16-Global in restricted shares.
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
For the three months ended September 30, 2006 and 2005, the Company earned structuring revenue of $3,434 and $4,898, respectively. For the nine months ended September 30, 2006 and 2005, the Company earned structuring revenue of $15,788 and $25,422, respectively. CPA®:16-Global has not met its performance criterion and since its inception, cumulative deferred structuring revenue of $23,672 and interest thereon of $1,619 have been deferred, and will be recognized by the Company if CPA®:16-Global meets the performance criterion. In addition, the Company may also earn revenue related to the disposition of properties, subject to subordination provisions, and will only recognize such revenue as the subordination provisions are achieved.
Included in due from affiliates and deferred revenue in the accompanying consolidated balance sheets as of September 30, 2006 and December 31, 2005 is $33,771 and $23,085, respectively, of deferred revenue related to providing services to CPA®:16-Global (as described above). Recognition and ultimate collection of these amounts is subject to CPA®:16-Global meeting its performance criterion. If the performance criterion is achieved, deferred incentive and commission compensation related to achievement of the performance criterion, in the amount of $3,471 (exclusive of interest) as of September 30, 2006, would become payable by the Company to certain employees.
On June 29, 2006, two of the CPA® REITs managed by the Company, CPA®:12 and CPA®:14, entered into a definitive agreement pursuant to which CPA®:12 will merge with and into CPA®:14, subject to the approval of the shareholders of CPA®:12 and CPA®:14. In connection with this merger, CPA®:14 filed a registration statement with the SEC which was declared effective by the SEC in October 2006. Special shareholder meetings for both CPA®:12 and CPA®:14 have been scheduled for November 30, 2006 to obtain shareholder approval for the merger and related asset sale (described below). The closing of the merger is also subject to customary closing conditions. If the merger is approved, the Company currently expects that the closing will occur in the fourth quarter of 2006, although there can be no assurance of such timing.
In connection with the merger, the Company initially agreed to purchase certain properties from CPA®:12, at a price equal to the appraised value of these properties as of December 31, 2005. These properties all have remaining lease terms of eight years or less, which is shorter than the average lease term of CPA®:14’s portfolio of properties, and CPA®:14 consequently required that these assets be sold by CPA®:12. The sale is subject to approval by the shareholders of CPA®:12 and contingent upon the approval of the merger by shareholders of both CPA®:12 and CPA®:14. The proposed purchase price of the properties is based on a third party valuation of CPA®:12’s properties as of December 31, 2005 and consequently does not take into account any changes in value that may have occurred subsequent to that date or may occur prior to the completion of this transaction. Subsequent to entering into this agreement, the Company as advisor to

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
CPA®:12 arranged for the sale by CPA®:12 to third parties of certain of these properties. The original purchase price of $199,242 was to be reduced by specified amounts per property for third party sales that occurred prior to the merger. As a result of the properties sold to date, at the closing of the merger the Company expects to purchase the remaining properties for a total consideration of $130,506 (including the pro rata values of properties which, for financial reporting purposes, will be accounted for under the equity method of accounting), of which approximately $74,780 will be payable in cash and approximately $55,726 through assumption of limited-recourse property-level debt.
In connection with the purchase of properties from CPA®:12, the Company has also agreed that if it enters into a definitive agreement within six months after the closing of the asset sale to sell any of the properties acquired from CPA®:12 at a price that is higher than the price paid to CPA®:12, the Company will pay 85% of the excess (net of selling expenses and fees) over to an independent paying agent that will distribute such funds to the former shareholders of CPA®:12.
Immediately prior to the merger, each CPA®:12 shareholder will receive a special cash distribution of at least $3.19 per share out of the proceeds of the sales of properties to the Company and to third parties. In the merger, shareholders of CPA®:12 generally have the right to elect to receive either $10.30 per share in cash or 0.8692 CPA®:14 shares for each share of CPA®:12. If the merger is consummated, the Company will receive revenues of $25,379 in connection with the termination of the advisory agreements with CPA®:12 and subordinated disposition revenues of $24,418. In addition, it will receive approximately $6,587 as a result of the special distribution because it owns 2,064,795 shares of CPA®:12. The Company has not yet made any determination in connection with its rights to receive cash or stock in respect of these shares if the merger is consummated.
The Company expects to use the available credit facility to finance this transaction. However, pre-tax amounts to be received from disposition and termination revenues payable by CPA®:12 of $49,798 in connection with the proposed liquidation of CPA®:12 (of which $3,915 will not be recognized in income for financial reporting purposes but applied as a reduction in the cost basis of the properties acquired) and the receipt of approximately $6,587 in connection with the special cash distributions to CPA®:12 shareholders would also be available to finance this transaction or to reduce any indebtedness incurred in connection with this transaction.
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
The Company is the general partner in a limited partnership that leases the Company’s home office spaces and participates in an agreement with certain affiliates, including the CPA® REITs for the purpose of leasing office space used for the administration of the Company and other affiliated real estate entities and sharing the associated costs. During the fourth quarter of 2005, the Company began consolidating the results of operations of this limited partnership. As a result, during the three and nine months ended September 30, 2006, the Company recorded income from minority interest partners of $556 and $1,563, respectively, related to reimbursements from these affiliates. During the three and nine months ended September 30, 2005 (prior to consolidation) the Company’s share of rental expenses under this agreement was $163 and $662, respectively. Based on current allocation percentages, the Company’s estimated minimum annual lease payments on the office lease, inclusive of minority interest, as of September 30, 2006 approximate $2,764 through 2016.
In June 2000, the Company acquired Carey Management LLC (“Carey Management”). Prior to its acquisition by the Company, Carey Management performed certain services for the Company and earned structuring revenue in connection with the purchase and

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
disposition of properties. The Company is obligated to pay deferred acquisition compensation in equal annual installments over a period of no less than eight years. As of September 30, 2006 and December 31, 2005, unpaid deferred acquisition compensation was $661 and $1,185, respectively, and bore interest at an annual rate of 6%.
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
The Company has the right to loan funds under its credit facility to its affiliates. Such loans bear interest at comparable rates to the Company’s rate under the credit facility. During the nine months ended September 2006, the Company loaned $84,000 to CPA®:15 to facilitate the early repayment of a mortgage obligation in connection with the sale of one of their properties. The loan was repaid the next business day. There were no such loans during the comparable 2005 period. In connection with the proposed merger between CPA®:12 and CPA®:14, the Company may loan CPA®:14 up to $50,000 to fund this transaction.
NOTE 4. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for under the operating method, is summarized as follows:

	September 30, 2006	December 31, 2005
Cost	$558,706	$515,275
Less: Accumulated depreciation	(70,270)	(60,797)

	$488,436	$454,478

Operating real estate, which consists of the Company’s hotel operations, at cost, is summarized as follows:

	September 30, 2006	December 31, 2005
Cost	$15,108	$15,108
Less: Accumulated depreciation	(7,548)	(7,243)

	$7,560	$7,865

NOTE 5. Equity Investments in Real Estate
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

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
As of September 30, 2006, the Company’s ownership in the CPA® REITs is as follows:

		% of Outstanding
	Shares	Shares
CPA®:12	2,064,795	6.62%
CPA®:14	3,741,855	5.43%
CPA®:15	4,198,852	3.28%
CPA®:16-Global	737,120	0.85%
The Company owns equity interests as a limited partner in two limited partnerships, three limited liability companies and a jointly-controlled 36% tenancy-in-common interest in two properties subject to a master lease with the remaining interests owned by affiliates, all of which net lease real estate on a single-tenant basis.
Combined financial information of the affiliated equity investees is summarized as follows:

	September 30, 2006	December 31, 2005
Assets (primarily real estate)	$6,317,545	$5,593,102
Liabilities (primarily mortgage notes payable)	(3,383,323)	(2,992,146)

Owner’s equity	$2,934,222	$2,600,956

Company’s share of equity investees’ net assets	$146,846	$134,567

	Nine months ended September 30,
	2006	2005
Revenue (primarily rental income and interest income from direct financing leases)	$379,390	$308,956
Expenses (primarily depreciation and property expenses)	(178,241)	(136,371)
Other interest income	15,006	9,939
Income from equity investments in real estate	28,515	36,615
Minority interest in income	(10,374)	(10,749)
Gain (loss) on sales of real estate, derivatives and foreign currency transactions, net	4,214	(2,610)
Interest expense	(159,497)	(117,944)

Income from continuing operations	79,013	87,836
Income from discontinued operations	8,496	9,013
Gain (loss) on sale of real estate, net	61,048	(454)
Minority interest in income of discontinued operations	(17,900)	(3,296)
Impairment charge on properties held for sale	(6,700)	(4,255)

Net income	$123,957	$88,844

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
Assets Held for Sale
In October 2006, the Company completed the sale of a vacant property in Reno, Nevada for a sales price of $8,000 and currently expects to record a gain of approximately $3,635 in its fourth quarter of 2006.
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

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
Discontinued Operations
During the nine months ended September 30, 2006, the Company sold three domestic properties to third parties for combined sales proceeds of $18,038, net of closing costs and recognized a combined loss on sale of $185, exclusive of combined impairment charges of $157 recognized during this period. The Company previously recognized combined impairment charges of $4,616 related to these properties.
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
During the nine months ended September 30, 2005, the Company sold several domestic properties to third parties for combined sales proceeds of $32,464, net of closing costs and recognized a combined net gain of $9,119. Impairment charges totaling $1,582 were previously recognized on these properties to reduce their property values to the estimated net sales proceeds.
Impairment charges on properties sold and held for sale as of September 30, 2006 are discussed in Note 9.
Other Information
Included in the Company’s operating assets and liabilities in the accompanying consolidated balance sheet as of September 30, 2006 are assets of $1,914 and liabilities of $246 related to the Company’s properties held for sale.
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

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues (primarily rental revenues and other operating income):	$152	$1,198	$1,105	$4,645
Expenses (primarily interest on mortgages, depreciation and property expenses):	(77)	(402)	(2,393)	(1,616)
(Loss) gain on sales of real estate	(185)	—	(185)	9,119
Impairment charges on assets held for sale	—	—	(3,357)	(14,691)

(Loss) income from discontinued operations	$(110)	$796	$(4,830)	$(2,543)

NOTE 7. Intangibles
In connection with its acquisition of properties, the Company has recorded net lease intangibles of $20,312. These intangibles are being amortized over periods ranging from 19 months to 27 1/2 years. Amortization of below-market and above-market rent intangibles are recorded as an adjustment to revenue.

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
Intangibles are summarized as follows:

	September 30, 2006	December 31, 2005
Amortized Intangibles:
Management contracts	$46,348	$46,348
Less: accumulated amortization	(28,644)	(25,206)

	$17,704	$21,142

Lease Intangibles:
In-place lease	$13,630	$13,630
Tenant relationship	4,863	4,863
Above-market rent	3,828	3,828
Less: accumulated amortization	(10,506)	(6,738)

	$11,815	$15,583

Unamortized Goodwill and Indefinite-Lived Intangible Assets:
Goodwill	$63,607	$63,607
Trade name	3,975	3,975

	$67,582	$67,582

Below-market rent	$(2,009)	$(2,009)
Less: accumulated amortization	298	197

	$(1,711)	$(1,812)

Net amortization of intangibles was $2,300 and $2,412 for the three months ended September 30, 2006 and 2005, respectively, and $7,105 and $7,236 for the nine months ended September 30, 2006 and 2005, respectively.
Based on the intangibles recorded through September 30, 2006, annual net amortization of intangibles for each of the next five years is as follows: 2006 — $9,406; 2007 — $7,295; 2008 - $4,211; 2009 — $4,184; 2010 — $3,542 and 2011 — $1,643.
NOTE 8. Commitments and Contingencies
As of September 30, 2006, the Company was not involved in any material litigation.
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
(in thousands, except share and per share amounts)
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
In response to the Enforcement Staff’s subpoenas and requests, the Company and Carey Financial have produced documents relating to payments made to certain broker-dealers both during and after the offering process, for certain of the REITs managed by the Company (including Corporate Property Associates 10 Incorporated (“CPA®:10”), Carey Institutional Properties Incorporated (“CIP®”),CPA®:12, CPA®:14 and CPA (R):15), in addition to selling commissions and selected dealer fees.
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
In October 2006, a revised complaint was filed in an action that had named a wholly-owned indirect subsidiary of the Company, and other unrelated parties, in a state court action by a private plaintiff alleging various claims under the California False Claims Act that focus on alleged conduct by the Los Angeles Unified School District in connection with its direct application and invoicing for school development and construction funding for a new high school, for which the Company’s subsidiary acted as developer. The Company and another of its subsidiaries were named for the first time in the revised complaint under alter ego theories, by virtue of their alleged relationship to the subsidiary which was a party to the development agreement, but have not yet been served. The Company is in the process of analyzing this lawsuit. Although no assurance can be given that the claims alleged by plaintiff against the Company and its subsidiaries, if proven, would not have a material effect on the Company, the Company believes, based on the information currently available to it, that it and its subsidiaries have meritorious defenses to such claims.
NOTE 9. Impairment Charges
The Company recorded impairment charges totaling $3,357 and $15,821 for the nine months ended September 30, 2006 and 2005, respectively.
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
(in thousands, except share and per share amounts)
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
During the nine months ended September 30, 2006, the Company recognized impairment charges totaling $157 on two domestic properties held for sale as the properties’ estimated fair values were lower than their carrying values. In connection with entering into a commitment to sell a property in Livonia, Michigan for $8,500 during the first quarter of 2005, the Company recognized an impairment charge of $800, as the property’s estimated fair value was lower than its carrying value. The $8,500 proposed transaction was terminated and in June 2005 the Company entered into a letter of intent with a third party to sell this property for $8,000. As the proposed sale proceeds net of closing costs were below the property’s carrying value, the Company recorded an additional impairment charge of $330 during the quarter ended September 30, 2005 for a total impairment charge on this property during the nine months ended September 30, 2005 of $1,130. In the fourth quarter of 2005 the Company terminated its plan to sell the property and entered into an agreement with the proposed buyer to upgrade and manage the facility on a fee basis. The Company previously recognized impairment charges of $7,500 related to this property.
NOTE 10. Members’ Equity and Stock Based and Other Compensation
Stock Based Compensation
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the modified prospective application method and therefore has not restated prior periods’ results. Under this transition method, stock-based compensation expense for the three and nine months ended September 30, 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award.
As a result of adopting SFAS 123(R), income from continuing operations before income taxes was $26 and $187 higher for the three and nine months ended September 30, 2006, respectively, and net income was $97 lower for the three months ended September 30, 2006 and $24 higher for the nine months ended September 30, 2006, respectively, than if the Company had continued to account for stock-based compensation awards under APB 25. There was no impact on either basic or diluted earnings per share for the three and nine months ended September 30, 2006 as a result of the adoption of FAS 123(R). In addition, prior to the adoption of SFAS 123(R), the Company presented the tax benefit of stock option exercises and the vesting of restricted stock as operating cash flows. Upon the adoption of SFAS 123(R), tax benefits resulting from the tax deductions in excess of the compensation cost recognized for those options totaling $193 for the nine months ended September 30, 2006 are classified as financing cash flow inflows with a corresponding decrease included within operating cash flows.
The pro forma table below reflects net income and basic and diluted earnings per share for the three and nine months ended September 30, 2005, had the Company applied the fair value recognition provisions of SFAS 123, as follows:

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Net income as reported	$14,328	$37,116
Add: Stock based compensation included in net income as reported, net of related tax effects	788	2,068
Less: Stock based compensation determined under fair value based methods for all awards, net of related tax effects	(879)	(2,411)

Pro forma net income	$14,237	$36,773

Earnings per share as reported:
Basic	$0.38	$0.99

Diluted	$0.37	$0.95

Pro forma earnings per share:
Basic	$0.38	$0.98

Diluted	$0.37	$0.94

At September 30, 2006, the Company had the following stock-based compensation plans as described below. The total compensation expense for these plans was $821 and $872 for the three months ended September 30, 2006 and 2005, respectively, and $2,369 and $2,664 for the nine months ended September 30, 2006 and 2005, respectively. The tax benefit recognized in the three months ended September 30, 2006 and 2005 related to stock-based compensation plans totaled $396 and $494, respectively, and totaled $1,143 and $1,293 for the nine months ended September 30, 2006 and 2005, respectively. Prior to January 1, 2006, the Company accounted for these plans under the provisions of APB 25.
1997 Share Incentive Plan
The Company maintains the 1997 Share Incentive Plan (the “Incentive Plan”), as amended, which authorizes the issuance of up to 6,200,000 shares, of which 5,136,731 have been granted as of September 30, 2006. The Incentive Plan provides for the grant of (i) share options which may or may not qualify as incentive stock options, (ii) performance shares, (iii) dividend equivalent rights and (iv) restricted shares. Options granted under the Incentive Plan generally have a 10-year term and generally vest over periods ranging from three to ten years from the date of grant. The vesting of grants is accelerated upon a change in control of the Company and under certain other conditions.
Non-Employee Directors’ Plan
The Company maintains the Non-Employee Directors’ Plan (the “Directors’ Plan”), which authorizes the issuance of up to 300,000 shares, of which 100,072 have been granted as of September 30, 2006. The Directors’ Plan provides for the grant of (i) share options which may or may not qualify as incentive stock options, (ii) performance shares, (iii) dividend equivalent rights and (iv) restricted shares. Options granted under the Directors’ Plan have a 10-year term and vest over three years from the date of grant.
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
Carey Management Warrants
In January 1998, the predecessor of Carey Management was granted warrants to purchase 2,284,800 shares of the Company’s common stock exercisable at $21 per share and 725,930 shares exercisable at $23 per share as compensation for investment banking services in connection with structuring the consolidation of the CPA® Partnerships. As of September 30, 2006, warrants totaling 100,000 have been exercised at $21 per share. There have been no exercises of the $23 warrants. The warrants are exercisable until January 2009. These warrants and shares were fully vested prior to January 1, 2006.

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
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
Company Options and Grants
Option and warrant activity as of September 30, 2006 and changes during the nine months ended September 30, 2006 were as follows:

			Weighted Average
			Remaining	Aggregate Intrinsic
		Weighted Average	Contractual	Value
	Shares	Exercise Price	Term (in years)	(in 000’s)
Outstanding at January 1, 2006	5,360,967	$22.64
Granted	559,310	26.41
Exercised	(214,376)	(20.50)
Forfeited / Expired	(88,016)	(25.42)

Outstanding at September 30, 2006	5,617,885	$23.05	4.39	$27,686

Vested and expected to vest at September 30, 2006	5,482,043	$23.10	4.32	$27,619

Exercisable at September 30, 2006	4,220,210	$20.92	2.99	$26,701

The weighted average grant date fair value of options granted during the three months ended September 30, 2006 and 2005 was $1.89 and $1.70, respectively, and $2.10 and $1.99 during the nine months ended September 30, 2006 and 2005, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005, was $457 and $83, respectively.
Nonvested restricted stock awards as of September 30, 2006 and changes during the nine months ended September 30, 2006 were as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2006	253,587	$29.75
Granted	126,110	26.50
Vested	(81,520)	28.15
Forfeited	(22,539)	25.94

Nonvested at September 30, 2006	275,638	$29.05

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
The total fair value of shares vested during the three months ended September 30, 2006 and 2005 was $129 and $55, respectively, and $2,294 and $1,906 during the nine months ended September 30, 2006 and 2005, respectively.
The fair value of share-based payment awards is estimated using the Black-Scholes option pricing formula (options and warrants) which involves the use of assumptions which are used in estimating the fair value of share based payment awards. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based upon the trailing quarterly distribution for the four quarters prior to September 30, 2006 expressed as a percentage of the Company’s stock price. Expected volatilities are based on a review of the five and ten-year historical volatility of the Company’s stock as well as the historical volatilities and implied volatilities of common stock and exchange traded options of selected comparable companies. The expected term of awards granted is derived from an analysis of the remaining life of the Company’s awards giving consideration to their maturity dates and remaining time to vest. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. For the three and nine months ended September 30, 2006 and 2005, the following assumptions and weighted average fair values were used:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Risk-free interest rates	4.89%	4.27%	4.61% - 5.07%	3.94% - 4.27%
Dividend yields	7.08%	7.70%	6.65% - 7.08%	7.70% - 7.80%
Expected volatility	17.00%	20%	17.0 - 17.5%	20%
Expected term in years	6.25	10	6.22 - 8.5	10
As of September 30, 2006, approximately $9,103 of total unrecognized compensation expense related to nonvested stock-based compensation awards is expected to be recognized over a weighted-average period of approximately 3.9 years.
The Company has the ability and intent to issue shares upon stock option exercises. Historically, the Company has issued new common stock to satisfy such exercises. Cash received from stock option exercises and purchases under the ESPP during the three and nine months ended September 30, 2006 was $2,100 and $4,823, respectively, and for the three and nine months ended September 30, 2005, was $271 and $1,568, respectively.
Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income — basic	$14,305	$14,328	$42,674	$37,116
Income effect of dilutive securities, net of taxes	60	—	466	—

Net income — diluted	14,365	14,328	43,140	37,116

Weighted average shares outstanding — basic	38,034,590	37,727,008	37,880,778	37,663,712
Effect of dilutive securities: Stock options	1,269,358	1,221,972	1,334,356	1,436,521

Weighted average shares outstanding — diluted	39,303,948	38,948,980	39,215,134	39,100,233

Share Repurchase Program
In December 2005, the board of directors approved a $20,000 share repurchase program. Under this program, the Company may repurchase up to $20,000 of its common stock in the open market during the twelve-month period beginning December 16, 2005 as conditions warrant. Through September 30, 2006, the Company repurchased and retired shares totaling $4,138 under this program.

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
Other
During the nine months ended September 30, 2006, the Company recognized compensation costs totaling approximately $2,000 related to several former employees. Such costs are included in general and administrative expenses in the accompanying consolidated financial statements.
NOTE 11. Segment Reporting
The Company evaluates its results from operations by major business segment as follows:
Management Services Operations
This business segment includes management operations services performed for the CPA® REITs pursuant to the advisory agreements. This business segment also includes interest on deferred revenue and earnings from unconsolidated investments in the CPA® REITs accounted for under the equity method which were received in lieu of cash for certain compensation payments. This business segment is carried out largely by corporate subsidiaries that are subject to federal, state, local and foreign taxes as applicable. The Company’s financial statements are prepared on a consolidated basis including these taxable operations and include a provision for current and deferred taxes on these operations.
Real Estate Operations
This business segment includes the operations of properties under operating leases, properties under direct financing leases, real estate under construction and development, assets held for sale and equity investments in real estate in ventures accounted for under the equity method which are engaged in these activities. Because of the Company’s and its subsidiaries’ legal structure, these operations are not generally subject to federal income taxes; however, they may be subject to certain state, local and foreign taxes.
A summary of comparative results of these business segments is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
MANAGEMENT SERVICES
Revenues	$31,560	$20,634	$95,920	$71,540
Operating expenses	(22,568)	(11,788)	(66,342)	(39,065)
Other, net (1)	3,519	1,012	6,753	2,413
Provision for income taxes	(5,509)	(4,721)	(15,937)	(15,247)

Income from continuing operations	$7,002	$5,137	$20,394	$19,641

REAL ESTATE (2)
Revenues	$21,044	$20,814	$62,221	$59,018
Operating expenses	(9,699)	(8,915)	(27,921)	(27,502)
Interest expense	(4,395)	(4,245)	(13,324)	(12,582)
Other, net (1)	534	603	6,497	1,372
Provision for income taxes	(71)	138	(363)	(288)

Income from continuing operations	$7,413	$8,395	$27,110	$20,018

TOTAL COMPANY
Revenues	$52,604	$41,448	$158,141	$130,558
Operating expenses	(32,267)	(20,703)	(94,263)	(66,567)
Interest expense	(4,395)	(4,245)	(13,324)	(12,582)
Other, net (1)	4,053	1,615	13,250	3,785
Provision for income taxes	(5,580)	(4,583)	(16,300)	(15,535)

Income from continuing operations	$14,415	$13,532	$47,504	$39,659

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)

			Equity Investments in
	Total Long-Lived Assets (3) as of		Real Estate as of		Total Assets as of
	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005
Management Services	$129,365	$109,204	$111,393	$90,411	$328,561	$288,926
Real Estate	658,402	656,406	35,453	44,156	668,052	694,336

Total Company	$787,767	$765,610	$146,846	$134,567	$996,613	$983,262

(1)	Includes interest income, minority interest, income from equity investments in real estate and gains and losses on sales and foreign currency transactions.

(2)	Includes two investments in France that accounted for lease revenues (rental income and interest income in direct financing leases) of $2,135 and $1,978 for the three months ended September 30, 2006 and 2005, respectively, and $6,179 and $6,120 for the nine months ended September 30, 2006 and 2005, respectively, and income from equity investments in real estate of $228 and $191 for the three months ended September 30, 2006 and 2005, respectively, and $659 and $608 for the nine months ended September 30, 2006 and 2005, respectively. These investments also accounted for long-lived assets as of September 30, 2006 and December 31, 2005 of $58,226 and $55,213, respectively.

(3)	Includes real estate, net investment in direct financing leases, equity investments in real estate, operating real estate and intangible assets related to management contracts.
NOTE 12. Subsequent Events
In October 2006, the Company, together with an affiliate, through a venture in which the Company and the affiliate own 60% and 40% tenancy-in-common interests, respectively, acquired property in South Carolina for approximately $17,881. In connection with this acquisition, the venture obtained limited recourse mortgage financing of $12,000 at a fixed interest rate of 5.87% for a 10-year term. The Company’s proportionate share of cost in this investment and financing obtained is approximately $10,530 and $7,200, respectively.
In September 2006, the Company entered into a contract to acquire seven domestic properties for approximately $23,150, subject to certain conditions that have not yet been met. There can be no assurance that the Company will complete the acquisition.

W. P. CAREY & CO. LLC
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands, except share amounts)
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto as of September 30, 2006.
EXECUTIVE OVERVIEW
Business Overview
We are a real estate and advisory company that invests in commercial properties leased to companies domestically and internationally, and earns revenue as the advisor to the following affiliated real estate investment trusts (“CPA® REITs”) that each make similar investments: Corporate Property Associates 12 Incorporated (“CPA®:12”), Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 15 Incorporated (“CPA®:15”), and Corporate Property Associates 16 — Global Incorporated (“CPA®:16 — Global”). Under the advisory agreements with the CPA® REITs, we perform services related to the day-to-day management of the CPA® REITs and transaction-related services. As of September 30, 2006, we own and manage over 700 commercial properties domestically and internationally including our own portfolio which is comprised of 168 commercial properties net leased to 107 tenants and totaling approximately 16 million square feet.
Our primary business segments are:
MANAGEMENT SERVICES — We provide services to the CPA® REITs in connection with structuring and negotiating investment and debt placement transactions (structuring revenue) and provide on-going management of the portfolio (asset-based management and performance revenue). Asset-based management and performance revenue for the CPA® REITs are determined based on real estate related assets under management. As funds available to the CPA® REITs are invested, the asset base for which we earn revenue increases. We may elect to receive fees in cash or restricted shares of the CPA® REITs. We may also earn incentive and disposition revenue and receive termination payments in connection with providing liquidity alternatives to CPA® REIT shareholders.
REAL ESTATE OPERATIONS — We invest in commercial properties that are then leased to companies domestically and internationally, primarily on a triple-net leased basis. We currently have investments in the United States and Europe.
Current Developments and Trends
Current developments include:
MANAGED PORTFOLIO UPDATE:
Acquisition/Disposition Activity — We earn revenue from the acquisition and disposition of properties on behalf of the CPA® REITs. During the three months ended September 30, 2006, we structured five investments totaling approximately $113,000 on behalf of the CPA® REITs, including two build-to-suit projects with estimated construction costs totaling approximately $62,700. All of these investments were domestic and were made on behalf of CPA®:16 — Global. During this period, we also sold four properties on behalf of the CPA® REITs for approximately $10,000.
Proposed Merger – In connection with the proposed merger between two of the CPA® REITs we manage, CPA®:12 and CPA®:14, in which CPA®:12 will merge with and into CPA®:14, CPA®:14 filed a registration statement with the SEC which was declared effective by the SEC in October 2006. Special shareholder meetings for both CPA®:12 and CPA®:14 have been scheduled for November 30, 2006 to obtain shareholder approval for the merger and related asset sale (described below). The closing of the merger is also subject to customary closing conditions. If the merger is approved, we currently expect that the closing will occur in the fourth quarter of 2006, although there can be no assurance of such timing.
In connection with the merger, we initially agreed to purchase certain properties from CPA®:12, at a price equal to the appraised value of these properties as of December 31, 2005. These properties all have remaining lease terms of eight years or less, which is shorter than the average lease term of CPA®:14’s portfolio of properties, and CPA®:14 consequently required that these assets be sold by

W. P. CAREY & CO. LLC
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share amounts)
CPA®:12. The sale is subject to approval by the shareholders of CPA®:12 and contingent upon the approval of the merger by shareholders of both CPA®:12 and CPA®:14. The proposed purchase price of the properties is based on a third party valuation of CPA®:12’s properties as of December 31, 2005 and consequently does not take into account any changes in value that may have occurred subsequent to that date or may occur prior to the completion of this transaction. Subsequent to entering into this agreement, we, as advisor to CPA®:12 arranged for the sale by CPA®:12 to third parties of certain of these properties. The original purchase price of $199,242 was to be reduced by specified amounts per property for third party sales that occurred prior to the merger. As a result of the properties sold to date, at the closing of the merger we expect to purchase the remaining properties for a total consideration of $130,506 (including the pro rata values of properties which, for financial reporting purposes, will be accounted for under the equity method of accounting), of which approximately $74,780 will be payable in cash and approximately $55,726 through assumption of limited-recourse property-level debt.
In connection with the purchase of properties from CPA®:12, we also agreed that if it enters into a definitive agreement within six months after the closing of the asset sale to sell any of the properties acquired from CPA®:12 at a price that is higher than the price paid to CPA®:12, we will pay 85% of the excess (net of selling expenses and fees) over to an independent paying agent that will distribute such funds to the former shareholders of CPA®:12.
Immediately prior to the merger, each CPA®:12 shareholder will receive a special cash distribution of at least $3.19 per share out of the proceeds of the sales of properties to us and to third parties. In the merger, shareholders of CPA®:12 generally have the right to elect to receive either $10.30 per share in cash or 0.8692 CPA®:14 shares for each share of CPA®:12. If the merger is consummated, we will receive revenues of $25,379 in connection with the termination of our advisory agreements with CPA®:12 and subordinated disposition revenues of $24,418. In addition, we will receive approximately $6,587 as a result of the special distribution because we own 2,064,795 shares of CPA®:12. We have not yet made any determination in connection with our rights to receive cash or stock in respect of these shares if the merger is consummated.
We expect to use our available credit facility to finance this transaction. However, pre-tax amounts to be received from disposition and termination revenues payable by CPA®:12 of $49,798 in connection with the proposed liquidation of CPA®:12 (of which $3,915 will not be recognized in income for financial reporting purposes but applied as a reduction in the cost basis of the properties acquired) and the receipt of approximately $6,587 in connection with the special cash distributions to CPA®:12 shareholders would also be available to finance this transaction or to reduce any indebtedness incurred in connection with this transaction.
Fundraising Activity – We are also reimbursed for marketing and personnel costs incurred in raising capital on behalf of the CPA® REITs, subject to certain limitations. Since commencing its second public offering to raise up to $550,000 on March 27, 2006, CPA®:16 - Global has raised $346,483 through November 1, 2006. We currently expect to close CPA®:16 – Global’s second public offering during either the fourth quarter of 2006 or the first quarter of 2007. We have also begun work on our next CPA® REIT offering and currently expect to begin fundraising in 2007.
OWNED PORTFOLIO UPDATE:
Acquisition/Disposition Activity — We did not acquire any properties for our own portfolio in the three months ended September 30, 2006. During this period we sold a domestic property for proceeds of $9,870, net of selling costs, and recognized a net loss of $194, exclusive of impairment charges previously recorded totaling $3,350.
As described above in Proposed Merger, if the proposed merger is approved we will acquire certain properties or interests in properties from CPA®:12 valued at approximately $130,506.
QUARTERLY DISTRIBUTION — In September 2006, our board of directors approved and increased the 2006 third quarter distribution to $.456 per share payable in October 2006 to shareholders of record as of September 30, 2006.
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
For the nine months ended September 30, 2006, international investments accounted for 48% of total investments made on behalf of the CPA® REITs. For the year ended December 31, 2005, international investments accounted for 54% of total investments. We currently expect international commercial real estate to continue to comprise a significant portion of the investments we make on behalf of the CPA® REITs although the percentage of international investments in any given period may vary substantially.
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
Companies in automotive related industries (manufacturing, parts, services, etc.) are experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection in recent years. We currently have several auto industry related tenants in the portfolios we manage, including our own portfolio. . Some of these tenants have filed voluntary petitions of bankruptcy. As of September 30, 2006, tenants in the automotive industry in our portfolio and the portfolios we manage represented less than 1% and 5% of the asset carrying value of total real estate assets, respectively. If conditions in this industry worsen, additional tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our asset management revenue. Although these industries are experiencing a challenging environment, we continue to evaluate opportunities in these industries as we believe there still may be attractive investment opportunities.
For the nine months ended September 30, 2006, distributions paid to shareholders were substantially funded by cash flow from operations. Cash flow from distributions received on equity investments in real estate were used to fund the difference.
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
Management’s evaluation of operating results includes our ability to generate necessary cash flow in order to fund distributions to our shareholders. As a result, management’s assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but has no impact on cash flow, and to other non-cash charges such as depreciation and impairment charges. Management does not consider unrealized gains and losses resulting from short-term foreign currency fluctuations when evaluating our ability to fund distributions. Management’s evaluation of our potential for generating cash flow includes an assessment of the long-term sustainability of both our real estate portfolio and the assets we

W. P. CAREY & CO. LLC
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share amounts)
manage on behalf of the CPA® REITs.
Management considers cash flows from operations, cash flows from investing activities and cash flows from financing activities to be important measures in the evaluation of our results of operations, liquidity and capital resources. Cash flows from operations are primarily sourced by revenues earned from structuring investments and providing asset-based management services on behalf of the CPA® REITs and long-term lease contracts from our real estate operations. Management’s evaluation of the amount and expected fluctuation of cash flows from operations is essential in evaluating our ability to fund operating expenses, service debt and fund distributions to shareholders.
Management considers cash flows from operating activities plus cash distributions from equity investments in real estate in excess of equity income as a supplemental measure of liquidity in evaluating our ability to sustain distributions to shareholders. Management considers this measure useful as a supplemental measure to the extent the source of distributions in excess of equity income is the result of non-cash charges, such as depreciation and amortization, because it allows management to evaluate such cash flows from consolidated and unconsolidated investments in a comparable manner. In deriving this measure, cash distributions from equity investments in real estate that are sourced from sales of equity investee’s assets or refinancing of debt are excluded because they are deemed to be returns of investment.
Management focuses on measures of cash flows from investing activities and cash flows from financing activities in its evaluation of our capital resources. Investing activities typically consist of the acquisition or disposition of investments in real property and the funding of capital expenditures with respect to real properties. Cash flows from financing activities primarily consist of the payment of distributions to shareholders, borrowings and repayments under our line of credit and the payment of mortgage principal amortization.
RESULTS OF OPERATIONS
We evaluate our results from operations by our two major business segments — management services operations and real estate operations. A summary of comparative results of these business segments is as follows:
Management Services Operations

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	Change	2006	2005	Change
REVENUES:
Asset management revenue	$14,364	$13,423	$941	$43,478	$38,890	$4,588
Structuring revenue	3,434	4,898	(1,464)	15,788	25,422	(9,634)
Reimbursed costs from affiliates	13,762	2,313	11,449	36,654	7,173	29,481
Revenues of other business operations	—	—	—	—	55	(55)

	31,560	20,634	10,926	95,920	71,540	24,380

OPERATING EXPENSES:
General and administrative	(7,328)	(8,124)	796	(25,290)	(27,903)	2,613
Reimbursable costs	(13,762)	(2,313)	(11,449)	(36,654)	(7,173)	(29,481)
Depreciation and amortization	(1,478)	(1,351)	(127)	(4,398)	(3,989)	(409)

	(22,568)	(11,788)	(10,780)	(66,342)	(39,065)	(27,277)

OTHER INCOME AND EXPENSES:
Other interest income	760	826	(66)	2,079	2,359	(280)
Income from equity investments in real estate	2,322	604	1,718	3,931	1,564	2,367
Minority interest in loss (income)	449	(418)	867	732	(1,510)	2,242
Gain on foreign currency transactions and other gains, net	(12)	—	(12)	11	—	11

	3,519	1,012	2,507	6,753	2,413	4,340

Income from continuing operations before income taxes	12,511	9,858	2,653	36,331	34,888	1,443
Provision for income taxes	(5,509)	(4,721)	(788)	(15,937)	(15,247)	(690)

Net income from management services operations	$7,002	$5,137	$1,865	$20,394	$19,641	$753

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
For the three and nine months ended September 30, 2006 as compared to the comparable 2005 periods, asset management revenue increased $941 and $4,588, respectively, primarily due to a net increase in our assets under management as a result of recent investment activity of the CPA® REITs as well as increases in the annual asset valuations of the CPA® REITs, including CPA®:15, which had its initial appraisal in December 2005.
A portion of the CPA® REIT asset management revenue is based on each CPA® REIT meeting specific performance criteria and is earned only if the criteria are achieved. The performance criterion for CPA®:16 — Global had not yet been satisfied as of September 30, 2006, resulting in $1,445 and $3,962 in performance revenue being deferred by us for the three and nine months ended September 30, 2006, respectively. Since the inception of CPA®:16 - Global, we have deferred $8,480 of performance revenue. We will only be able to recognize this revenue if the performance criterion is met. The performance criterion for CPA®:16 - Global is a cumulative non-compounded distribution return to shareholders of 6%. As of September 30, 2006, CPA®:16 — Global’s current distribution rate was 6.4% and its cumulative distribution return was 5.78%. As of December 31, 2005, CPA®:16 — Global’s cumulative distribution return was 5.42%. Based on management’s current assessment, CPA®:16 - Global is expected to meet the cumulative performance criterion during the first half of 2007, at which time we would recognize the cumulative deferred revenue. There is no assurance that the performance criterion will be achieved as projected as it is dependent on, among other factors, the investment of CPA®:16 — Global’s capital raised in its second offering of its shares, and the performance of properties that CPA®:16 — Global invests in generating income in excess of the performance criterion, as well as on the distribution rates that may be set by CPA®:16 — Global’s board of directors. If the performance criterion is achieved, deferred incentive and commission compensation related to achievement of the performance criterion, in the amount of $3,471 (exclusive of interest) as of September 30, 2006, would become payable by us to certain employees.
Structuring Revenue
Structuring revenue includes current and deferred acquisition revenue from structuring investments and financing on behalf of the CPA® REITs. Investment activity is subject to significant period-to-period variation. As described above in the Current Developments and Trends section, we continue to face intense competition for investments in commercial properties both domestically and internationally.
For the three months ended September 30, 2006 and 2005, structuring revenue decreased $1,464, primarily due to a reduction in investment volume. This reduction was partially offset by $270 of revenue earned in connection with the refinancing of certain mortgage obligations. We structured investments totaling $113,000 for the three months ended September 30, 2006 as compared with $153,000 in the comparable prior year period. The reduction in structuring revenue was magnified by an increase in the proportion of investments structured on behalf of CPA®:16 – Global, resulting in a higher deferral of revenue during the three months ended September 30, 2006 as compared to the comparable prior year period. For the three months ended September 30, 2006, 100% of investments structured related to CPA®:16 — Global as compared with approximately 64% in the comparable prior year period. As CPA®:16 — Global has not achieved its performance criterion, no deferred acquisition revenue was recorded for the three months ended September 30, 2006.
For the nine months ended September 30, 2006 and 2005, structuring revenue decreased $9,634, primarily due to a reduction in investment volume. We structured $451,000 of investments for the nine months ended September 30, 2006 as compared with $780,000 in the comparable prior year period. The reduction in structuring revenue was partially offset by our having charged a reduced fee on an investment completed on behalf of CPA®:16 — Global during the first quarter of 2005. For each of the nine months ended September 30, 2006 and 2005, investments structured related to CPA®:16 – Global approximated 65% of total investments structured.

W. P. CAREY & CO. LLC
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share amounts)
As discussed above, a portion of the CPA® REIT structuring revenue is based on each CPA® REIT meeting specific performance criteria and is earned only if the criteria are achieved. The performance criterion for CPA®:16 — Global has not yet been satisfied as of September 30, 2006, resulting in $5,964 in structuring revenue being deferred by us for the nine months ended September 30, 2006. Since the inception of CPA®:16 — Global, we have deferred $23,672 of structuring revenue and interest thereon of $1,619. We will only be able to recognize this revenue if the performance criterion is met. The current status and anticipated future achievement of the performance criterion is discussed further above. Given that we expect CPA®:16 — Global to continue to represent a significant portion of our total 2006 and first half of 2007 investment volume relative to the other CPA® REITs, structuring revenue will continue to be affected by the deferral of a portion of such fees until CPA®:16 — Global achieves its performance criterion.
Reimbursed and Reimbursable Costs
Reimbursed costs from affiliates (revenue) and reimbursable costs (expenses) represent costs incurred by us on behalf of the CPA® REITs, primarily broker/dealer commissions and marketing and personnel costs, and reimbursed by the CPA® REITs. Revenue from reimbursed costs from affiliates is offset by corresponding charges to reimbursable costs and as such there is no impact on net income related to such income.
For the three and nine months ended September 30, 2006 as compared to the comparable 2005 periods, reimbursed and reimbursable costs increased $11,449 and $29,481, respectively, primarily due to broker/dealer commissions related to the commencement of CPA®:16 — Global’s second public offering in March 2006.
General and Administrative
For the three months ended September 30, 2006 and 2005, general and administrative expenses decreased $796 primarily due to several factors including a reduction in compensation related costs of $717 primarily due to lower commissions as a result of lower investment volume and a reduction in legal related costs of $686. These reductions were partially offset by increased office expenses totaling $438 as a result of consolidating the results of operations of a limited partnership, beginning in 2005, that was previously established to administer an office sharing agreement among the CPA® REITs and us. Our share of office expenses under the office sharing agreement approximated 25% for the comparable 2006 and 2005 periods.
For the nine months ended September 30, 2006 and 2005, general and administrative expenses decreased $2,613 primarily due to the same factors as described above. Legal expenses decreased by $1,736 while compensation related costs were reduced by $1,649 and other general and administrative expenses decreased by $373. These reductions were partially offset by increased office expenses as described above. Compensation related costs include approximately $2,000 of severance costs recorded during the current year period.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from our investments in the CPA® REITs in which we have been deemed to have a non-controlling interest but exercise significant influence.
For the three and nine months ended September 30, 2006 and 2005, income from equity investments in real estate increased by $1,718 and $2,367, respectively, primarily due to the recognition of our share of the overall increase in net income of the CPA® REITs in the current year as compared to the comparable prior year periods. The increase is also the result of receiving restricted shares in consideration for base asset management and performance revenue from certain of the CPA® REITs.
Minority Interest in Loss (Income)
For the three and nine months ended September 30, 2006, we recognized minority interest in losses of $449 and $732, respectively, as compared to minority interest in income of $418 and $1,510 for the three and nine months ended September 30, 2005, respectively. These variances result primarily from the consolidation beginning in 2006 of the results of operations of a limited partnership, which leases our home office space. We participate in a partnership agreement with certain affiliates, including the CPA® REITs, to share the costs associated with leasing the home office space and as a result, reimbursements from affiliates, which partially offset the expenses of the limited partnership that are included within general and administrative expenses, are reflected within minority interest. During the three and nine months ended September 30, 2005 (prior to consolidation) our share of costs related to this agreement was included

W. P. CAREY & CO. LLC
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share amounts)
within general and administrative expenses but the share of costs that were reimbursable by our affiliates was not reflected in general and administrative expenses and therefore reimbursements were not reflected within minority interest.
Net Income from Management Services Operations
For the three and nine months ended September 30, 2006 as compared to the comparable 2005 periods, net income from management services operations increased by $1,865 and $753, respectively, primarily due to an increase in asset management revenue resulting primarily from growth in assets under management and increases in the annual asset valuations of the CPA® REITs, an increase in income from equity investments in real estate and reductions in general and administrative expenses. These increases were partially offset by a decrease in structuring revenue as a result of lower investment volume. These variances are described above.
Real Estate Operations

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	Change	2006	2005	Change
REVENUES:
Lease revenues	$18,530	$17,012	$1,518	$55,175	$50,634	$4,541
Other operating income	985	2,017	(1,032)	1,937	2,998	(1,061)
Revenues of other business operations	1,529	1,785	(256)	5,109	5,386	(277)

	21,044	20,814	230	62,221	59,018	3,203

OPERATING EXPENSES:
General and administrative	(1,472)	(1,066)	(406)	(4,539)	(4,456)	(83)
Depreciation and amortization	(4,397)	(3,697)	(700)	(13,316)	(11,342)	(1,974)
Property expenses	(2,449)	(2,554)	105	(5,652)	(5,853)	201
Impairment charge	—	—	—	—	(1,130)	1,130
Operating expenses of other business operations	(1,381)	(1,598)	217	(4,414)	(4,721)	307

	(9,699)	(8,915)	(784)	(27,921)	(27,502)	(419)

OTHER INCOME AND EXPENSES:
Other interest income	76	45	31	290	178	112
Income from equity investments in real estate	610	775	(165)	1,795	2,380	(585)
Minority interest in income	(409)	(155)	(254)	(1,300)	(461)	(839)
Gain (loss) on sale of securities, foreign currency transactions and other gains, net	257	(62)	319	5,712	(725)	6,437
Interest expense	(4,395)	(4,245)	(150)	(13,324)	(12,582)	(742)

	(3,861)	(3,642)	(219)	(6,827)	(11,210)	4,383

Income from continuing operations before income taxes	7,484	8,257	(773)	27,473	20,306	7,167
Provision for income taxes	(71)	138	(209)	(363)	(288)	(75)

Income from continuing operations	7,413	8,395	(982)	27,110	20,018	7,092
(Loss) income from discontinued operations	(110)	796	(906)	(4,830)	(2,543)	(2,287)

Net income from real estate operations	$7,303	$9,191	$(1,888)	$22,280	$17,475	$4,805

The presentation of results of operations for our real estate operations for the nine months ended September 30, 2006 were affected by our adoption of EITF 04-05 effective January 1, 2006. As a result of adopting EITF 04-05, we now consolidate an investment in a property leased to CheckFree Holdings Corporation Inc. that was previously accounted for as an equity investment in real estate. This contributed to the increases described below for lease revenues, depreciation and amortization and interest expense. This also resulted in a decrease of $868 in income from equity investments in real estate as compared to the comparable prior year period and an increase of $729 in minority interest in income.

W. P. CAREY & CO. LLC
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share amounts)
Our real estate operations consist of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the nine months ended September 30, 2006 and 2005 is as follows:

	Nine months ended
	September 30,
	2006	2005
Rental income	$44,993	$39,061
Interest income from direct financing leases	10,182	11,573

	$55,175	$50,634

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	Nine months ended
	September 30,
	2006	2005
Bouygues Telecom, S.A. (a) (b)	$3,558	$3,559
Detroit Diesel Corporation (c)	3,476	3,238
CheckFree Holdings Corporation Inc. (a) (d)	3,453	—
Dr Pepper Bottling Company of Texas	3,324	3,279
Orbital Sciences Corporation	2,267	2,267
Titan Corporation	2,174	2,174
America West Holdings Corp.	2,128	2,128
AutoZone, Inc.	1,731	1,738
Quebecor Printing, Inc.	1,455	1,455
Sybron Dental Specialties Inc.	1,328	1,328
Unisource Worldwide, Inc.	1,271	1,276
BE Aerospace, Inc.	1,185	1,185
CSS Industries, Inc. (e)	1,177	1,039
Lucent Technologies, Inc.	1,139	1,139
Eagle Hardware & Garden, Inc., a wholly-owned subsidiary of Lowe’s Companies Inc.	1,129	1,158
Sprint Spectrum, L.P.	1,068	1,068
EnviroWorks, Inc.	989	940
AT&T Corporation	945	945
Swat-Fame, Inc.	944	928
BellSouth Telecommunications, Inc.	918	918
United States Postal Service	899	925
Other (a) (b)	18,617	17,947

	$55,175	$50,634

(a)	Lease revenues applicable to minority interests in the consolidated amounts above total $3,009 and $1,273 for the nine months ended September 30, 2006 and 2005, respectively.

(b)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(c)	Increase is due to rent increase in July 2005.

(d)	Property is consolidated beginning January 1, 2006 as a result of implementation of EITF 04-05.

(e)	Property reclassified as an operating lease from a direct financing lease in January 2006.

W. P. CAREY & CO. LLC
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share amounts)
We recognize income from equity investments in real estate of which lease revenues are a significant component. Our ownership interests range from 22.5% to 50%. Our share of net lease revenues in the following lease obligations is as follows:

	Nine months ended
	September 30,
	2006	2005
Carrefour France, S.A. (a)	$2,724	$2,736
Federal Express Corporation	2,040	2,018
Information Resources, Inc. (b)	1,397	1,233
Sicor, Inc.	1,254	1,254
Hologic, Inc.	852	852
Childtime Childcare, Inc.	383	317
CheckFree Holdings Corporation Inc. (c)	—	1,685

	$8,650	$10,095

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	Increase is due to rent increase in October 2005.

(c)	Property is consolidated beginning January 1, 2006 as a result of implementation of EITF 04-05.
Lease Revenues
For the three months ended September 30, 2006 and 2005, lease revenues (rental income and interest income from direct financing leases) increased by $1,518 primarily due to the consolidation of an investment that we previously accounted for as an equity investment in real estate as well as rent increases and new lease activity at existing properties. As a result of adopting EITF 04-05 effective January 1, 2006, we recognized revenue of $1,151 from the consolidation of an investment in a property leased to CheckFree Holdings. Rent increases and rent from new tenants at existing properties also contributed $665 of the increase. These increases were partially offset by the negative impact of sales overrides received in 2005 that did not recur in 2006 and a lease expiration in July 2006.
For the nine months ended September 30, 2006 and 2005, lease revenues increased by $4,541 primarily due to the same factors described above. The consolidation of our investment in the CheckFree Holdings property contributed $3,453 of the increase while rent increases and rent from new tenants at existing properties contributed $1,766 of the increase. These increases were partially offset by the negative impact of non-recurring sales overrides received in 2005, a lease expiration in July 2006 and the effect of lower average foreign currency exchange rates in 2006 as compared to 2005.
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
For the three and nine months ended September 30, 2006 as compared to the comparable 2005 periods, other operating income decreased by $1,032 and $1,061, respectively, primarily as the result of the receipt of bankruptcy proceeds of $847 and $959 during the three and nine months ended September 30, 2005, respectively. Other operating income also decreased for each comparable period as a result of decreases in reimbursable tenant costs, which are recorded as both revenue and expense and therefore have no impact on net income.

W. P. CAREY & CO. LLC
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share amounts)
Other Business Operations
Other business operations consist of operations of Livho, Inc. (“Livho”), a Holiday Inn hotel franchise that we operate at our property in Livonia, Michigan.
For the three and nine months ended September 30, 2006 as compared to the comparable 2005 periods, revenues generated from our Livho operations decreased by $256 and $277, respectively, while operating expenses of our Livho operations also had comparable decreases. These decreases are primarily due to a decrease in room occupancy rates.
General and Administrative
For the three and nine months ended September 30, 2006 as compared to the comparable 2005 periods, general and administrative expense increased by $406 and $83, respectively. These increases are primarily due to increases in professional fees and other general and administrative expenses.
Depreciation and Amortization
For the three months ended September 30, 2006 and 2005, depreciation and amortization expense increased by $700 primarily due to depreciation of $436 from the reclassification of a property as an operating lease that we previously accounted for as a direct financing lease and depreciation of $234 related to the consolidation of our investment in the CheckFree Holdings property that we previously accounted for as an equity investment in real estate.
For the nine months ended September 30, 2006 and 2005, depreciation and amortization expense increased by $1,974 primarily due to the same factors described above. For the nine months ended September 30, 2006, we incurred additional depreciation of $1,273 from the reclassification of a property as an operating lease that we previously accounted for as a direct financing lease and depreciation of $702 related to the consolidation of our investment in the CheckFree Holdings property that we previously accounted for as an equity investment in real estate.
Impairment Charge
No impairment charge was recognized during the three and nine months ended September 30, 2006 or during the three months ended September 30, 2005. During the nine months ended September 30, 2005, we recognized impairment charges of $1,130 in connection with entering into a commitment to sell our Livho property as the property’s estimated fair value was lower than its carrying value. The proposed transaction was terminated in June 2005.
Gain (Loss) on Sale of Securities, Foreign Currency Transactions and Other Gains, net
For the three months ended September 30, 2006, we recognized net gains on the sale of securities, foreign currency transactions and other gains of $257, as compared with a net loss of $62 for the comparable prior year period. The increase in gains of $319 primarily results from the relative weakening of the U.S. dollar against the Euro in the current year as compared with its strengthening during the comparable periods in 2005.
For the nine months ended September 30, 2006, we recognized net gains on the sale of securities, foreign currency transactions and other gains of $5,712, as compared with a net loss of $725 for the comparable prior year period. The increase in gains of $6,437 primarily results from a realized gain of approximately $4,800 in May 2006 on the sale of our Meristar Hospitality Corp. common stock. In addition, net gains on foreign currency transactions increased by $1,706 as we benefited from the relative weakening of the U.S. dollar against the Euro in the current year as compared with its strengthening against the Euro during the comparable period in 2005.
Interest Expense
For the three months ended September 30, 2006 and 2005, interest expense increased $150, primarily due to an increase of $818 related to new fixed rate mortgage financing at existing properties obtained in 2005 and $474 related to the consolidation of our investment in the CheckFree Holdings property that we previously accounted for as an equity investment in real estate. These increases were partially offset by a reduction in interest payments of $908 related to our credit facility and a reduction in interest

W. P. CAREY & CO. LLC
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share amounts)
payments as a result of making scheduled principal payments and refinancing a mortgage in 2005 at a lower fixed interest rate. The reduction in credit facility related interest resulted from lower average outstanding balances during the comparable periods on our facility partially offset by rising interest rates. There are no amounts outstanding under our credit facility at September 30, 2006.
For the nine months ended September 30, 2006 and 2005, interest expense increased $742, primarily due to the same factors described above. New fixed rate mortgage financing obtained in 2005 contributed an additional $2,389 in interest, while the consolidation of our investment in the CheckFree Holdings property contributed $1,247. These increases were partially offset by a net reduction in interest payments of $2,389 related to our credit facility and was also partially offset by a reduction in interest payments as a result of making scheduled principal payments and refinancing a mortgage in 2005 at a lower rate of interest.
Income from Continuing Operations
For the three months ended September 30, 2006 and 2005, income from continuing operations decreased $982. This decrease results primarily from a decrease in other operating income of $1,032 related primarily to bankruptcy proceeds received in 2005 and increases in depreciation and amortization expense and general and administrative expense. These decreases were partially offset by an increase in lease revenues of $665 primarily from rent increases at existing properties. These variances are described above.
For the nine months ended September 30, 2006 and 2005, income from continuing operations increased $7,092, primarily due to the recognition of a realized gain of approximately $4,800 on the sale of our Meristar common stock and an increase in lease revenues of $4,541 largely from rent increases at existing properties. These increases were partially offset by an increase in depreciation and amortization following the reclassification of a property as an operating lease. These variances are described above.
Discontinued Operations
For the three months ended September 30, 2006, we incurred a loss from discontinued operations of $110 primarily due to a net loss of $185 recognized on the sale of three properties. For the nine months ended September 30, 2006, we incurred a loss from discontinued operations of $4,830 primarily due to losses from operations of discontinued properties and the recognition of impairment charges totaling $3,357.
For the three months ended September 30, 2005, we earned income from discontinued operations of $796 from the operations of discontinued properties. For the nine months ended September 30, 2005, we incurred a loss from discontinued operations of $2,543 primarily due to the recognition of impairment charges totaling $14,691 which were partially offset by net gains from the sales of real estate totaling $9,119 and net income generated from the operations of discontinued operations of $3,029.
The effect of suspending depreciation was $66 and $57 for the three months ended September 30, 2006 and 2005, respectively, and $253 and $196 for the nine months ended September 30, 2006 and 2005, respectively.
FINANCIAL CONDITION
Uses of Cash during the Period
There has been no material change in our financial condition since December 31, 2005. Cash and cash equivalents totaled $17,999 as of September 30, 2006, an increase of $4,985 from the December 31, 2005 balance. We believe that we will generate sufficient cash from operations and, if necessary, from the proceeds of limited recourse mortgage loans, unused capacity on our credit facility, unsecured indebtedness and the issuance of additional equity securities to meet our short-term and long-term liquidity needs. We assess our ability to access capital on an ongoing basis. Our use of cash during the period is described below.
OPERATING ACTIVITIES — During the nine months ended September 30, 2006, distributions to shareholders of $51,590 were substantially funded by cash flow from operations of $48,860. Cash flow from distributions received on equity investments in real estate were used to fund the difference. For 2006, we have elected to continue to receive all performance revenue from the CPA® REITs as well as the asset management revenue payable by CPA®:16 - Global in restricted shares rather than cash. However, for 2006 we have elected to receive the base asset management revenue from CPA®:12 in cash. Operating cash flows for the nine months ended September 30, 2006 benefited by $2,792 as a result of receiving CPA®:12’s base asset management revenue in cash instead of restricted shares. We expect that annual cash flows for 2006 will benefit by approximately $3,700 as a result of this election.

W. P. CAREY & CO. LLC
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share amounts)
During the nine months ended September 30, 2006, we received revenue of $12,748 in connection with structuring investments and revenue of $19,758 from providing asset-based management services on behalf of the CPA® REITs, exclusive of that portion of such revenue being satisfied by the CPA® REITs through the issuance of their restricted common stock rather than paying cash. In January 2006, we received $15,474 from the annual installment of deferred acquisition revenue, including interest. The installments are subject to certain subordination provisions. CPA®:16 — Global has not yet met the subordination provisions and management currently anticipates that no deferred amounts will be recognized by us and payable by CPA®:16 - Global before the first half of 2007.
Our real estate operations provided cash flows (contractual lease revenues, net of property-level debt service) of approximately $34,195. Operating cash flow fluctuates on a quarterly basis due to factors that include the timing of the receipt of transaction-related revenue, the timing of certain compensation costs that are paid and receipt of the annual installment of deferred acquisition revenue and interest thereon in the first quarter.
INVESTING ACTIVITIES — Our investing activities are generally comprised of real estate transactions (purchases and sales) and capitalized property related costs. During the nine months ended September 30, 2006 we received $32,350 in proceeds from the sale of properties and investments of which $9,314 was placed in an escrow account for a potential future investment. We made capital improvements totaling $4,194 to existing properties and also paid our annual installment of deferred acquisition revenue of $524 to our former management company relating to 1998 and 1999 property acquisitions. The remaining obligation as of September 30, 2006 is $661.
During the nine months ended September 30, 2006, we provided our affiliate, CPA®:15, with $84,000 to fund the early repayment of a mortgage obligation. This loan was used to facilitate the completion of the sale of one of its properties and was repaid the next business day. We also received distributions of $6,669 from the CPA® REITs, with $2,739 included in cash flows from investing activities, representing an amount in excess of the income recognized on the CPA® REIT investments for financial reporting purposes.
FINANCING ACTIVITIES — During the nine months ended September 30, 2006, we paid distributions to shareholders of $51,590. In addition to paying distributions, our financing activities included making scheduled mortgage principal payments of $9,191 and paying down the outstanding balance on our credit facility of $15,000. Gross borrowings under the credit facility were $53,000, which were used for several purposes in the normal course of business, and repayments were $68,000. In addition, we obtained $30,000 from the refinancing of an investment leased to CheckFree Holdings that we now consolidate in accordance with EITF 04-05. Also during the nine months ended September 30, 2006, we received $4,031 from the release of escrow funds that we deposited during 2005 in connection with obtaining mortgage financing on several investments and raised $6,251 from the issuance of shares primarily through our Distribution Reinvestment and Share Purchase Plan.
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
Cash Resources
As of September 30, 2006, we had $17,999 in cash and cash equivalents, of which $3,387 was held in foreign bank accounts to maintain local capital requirements. Our cash and cash equivalents can be used for working capital needs and other commitments and may be used for future investments, including financing the purchase of certain properties from CPA®:12. We also have a credit facility with unused capacity of up to $175,000 available as of September 30, 2006, which is also available to meet working capital needs and other commitments. We also have the right to loan funds under the credit facility to our affiliates. In addition, debt may be incurred on unleveraged properties with a carrying value of $221,892 as of September 30, 2006, subject to meeting certain financial ratios on our credit facility, and any proceeds may be used to finance future investments. We continue to evaluate fixed-rate financing options, such as obtaining limited recourse financing on our unleveraged properties. Any financing obtained may be used for working

W. P. CAREY & CO. LLC
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share amounts)
capital objectives and may be used to pay down existing debt balances. During July 2006, we received approximately $1,600 from CPA®:14 as part of a special cash distribution of $.45 per share to CPA®:14 shareholders in connection with the gain on sale of certain properties. In addition, in October 2006, we prepaid two outstanding mortgage obligations totaling $5,839 that were to mature in 2010 and as a result, anticipate annual savings of interest of approximately $500.
The credit facility has financial covenants requiring us, among other things, to maintain a minimum equity value and to meet or exceed certain operating and coverage ratios. We are in compliance with these covenants as of September 30, 2006. Advances are prepayable at any time. Amounts drawn on the credit facility, which expires in May 2007, bear interest at a rate of either (i) the one, two, three or six-month LIBOR, plus a spread which ranges from 0.6% to 1.45% depending on leverage or corporate credit rating or (ii) the greater of the bank’s Prime Rate and the Federal Funds Effective Rate, plus .50%, plus a spread of up to .125% depending on our leverage ratio. We can renew the credit facility for an additional one-year period.

	September 30, 2006		December 31, 2005
	Maximum	Outstanding	Maximum	Outstanding
	Available	Balance	Available	Balance
Credit Facility	$175,000	$—	$225,000	$15,000
Cash Requirements
During the next twelve months, cash requirements will include paying distributions to shareholders, scheduled mortgage principal payments, a balloon payment of $6,041 due in August 2007, making distributions to minority partners as well as other normal recurring operating expenses. We may also seek to use our cash to invest in new properties, to repurchase shares under our share repurchase program and maintain cash balances sufficient to meet working capital needs. We may issue additional shares in connection with investments in real estate when it is consistent with the objectives of the seller.
We have budgeted capital expenditures of up to approximately $2,855 at various properties during the next twelve months. The capital expenditures will primarily be for tenant and property improvements in order to enhance a property’s cash flow or marketability for re-leasing or sale.
We expect to meet our capital requirements to fund future investments, any capital expenditures on existing properties and scheduled debt maturities on limited recourse mortgages through use of our cash reserves or unused amounts on our credit facility.
Expected Impact of Proposed Merger and Asset Sale
If approved, we expect the proposed merger and asset sale to have the following impact on our results of operations; however there can be no assurance that these transactions will be completed.
In connection with the proposed merger, we expect to receive $49,798 in disposition and termination fees from CPA®:12. Based on our ownership of CPA®:12 common stock as of September 30, 2006, we also expect to receive distributions aggregating approximately $6,587, as part of the cash distributions to CPA®:12 shareholders as a result of the asset sale. These funds, net of taxes, will be used, along with our credit facility and existing cash resources, to finance the purchase of certain properties or interests in properties from CPA®:12 for approximately $74,780 in cash and the assumption of debt of approximately $55,726. We may also use our credit facility to loan up to $50,000 to CPA®:14 in connection with their merger with CPA®:12. Disposition fees approximating $3,915 to be received from CPA®:12 related to properties identified for sale from CPA®:12 to us will not be recognized as income but will reduce the cost of the properties we acquire.
We currently estimate that the properties to be acquired from CPA®:12 will generate annual lease revenue and cash flow, inclusive of minority interest, of approximately $6,543 and $5,093, respectively, and annual equity income of approximately $1,870. This additional cash flow will be partially offset by lower annual asset management revenue approximating $1,305 and interest expense incurred related to any borrowing under our credit facility to finance this transaction. There are no scheduled balloon payments on any of the properties to be acquired from CPA®:12 until 2009.

W. P. CAREY & CO. LLC
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share amounts)
Summary of Financing
The table below summarizes our mortgage notes payable and unsecured line of credit as of September 30, 2006 and 2005, respectively.

	September 30,
	2006	2005
Balance:
Fixed rate	$200,366	$126,256
Variable rate (1)	51,288	124,319

Total	$251,654	$250,575

Percent of total debt:
Fixed rate	80%	50%
Variable rate	20%	50%

Total	100%	100%

Weighted average interest rate at end of period:
Fixed rate	6.56%	7.28%
Variable rate	4.31%	5.14%

(1)	Includes amounts outstanding under our line of credit totaling $0 and $78,000 at September 30, 2006 and 2005, respectively. Variable rate mortgage notes are primarily comprised of notes subject to future interest rate resets.
Aggregate Contractual Agreements
The table below summarizes our contractual obligations as of September 30, 2006 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 year	1—3 years	3—5 years	More than 5 years
Mortgage notes payable — Principal (1)	$251,654	$14,515	$51,962	$80,905	$104,272
Mortgage notes payable — Interest (2)	79,914	11,956	25,898	23,116	18,944
Deferred acquisition compensation due to affiliates — Principal	661	524	137	—	—
Deferred acquisition compensation due to affiliates — Interest	38	32	6	—	—
Operating leases (3)	28,031	1,957	5,725	5,591	14,758

	$360,298	$28,984	$83,728	$109,612	$137,974

(1)	In October 2006, we prepaid two outstanding mortgage obligations that were to mature in 2010 and that had a combined carrying amount at September 30, 2006 of $5,839.

(2)	Interest on variable rate debt obligations was calculated using the variable interest rate as of September 30, 2006.

(3)	Operating lease obligations consist primarily of the total minimum rents payable on the lease for our principal offices. We are reimbursed by affiliates for their share of the minimum rents under an office cost-sharing agreement. Such amounts are allocated among the entities, based on gross revenues and are adjusted quarterly.
Amounts related to our foreign operations are based on the exchange rate of the Euro as of September 30, 2006.

W. P. CAREY & CO. LLC
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share amounts)
We have employment contracts with several senior executives. These contracts provide for severance payments in the event of termination under certain conditions including change in control.
As of September 30, 2006, we have no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
Subsequent Events
In October 2006, we, together with an affiliate, through a venture in which we and the affiliate own 60% and 40% tenancy-in-common interests, respectively, acquired property in South Carolina for approximately $17,881. In connection with this acquisition, the venture obtained limited recourse mortgage financing of $12,000 at a fixed interest rate of 5.87% for a 10-year term. Our proportionate share of cost in this investment and financing obtained is approximately $10,530 and $7,200, respectively.
In September 2006, we entered into a contract to acquire seven domestic properties for approximately $23,150, subject to certain conditions that have not yet been met. There can be no assurance that we will complete the acquisition.

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
At September 30, 2006, $200,366 of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates and scheduled amortization payments of our debt obligations and the related weighted-average interest rates by expected maturity dates for our fixed rate debt. Annual interest rates on fixed rate debt as of September 30, 2006 ranged from 4.87% to 10.125%. The annual interest rates on our variable rate debt as of September 30, 2006 ranged from 3.86% to 6.74%.
Advances from the line of credit bear interest at an annual rate of either (i) the one, two, three or six-month LIBOR, plus a spread which ranges from 0.6% to 1.45% depending on leverage or corporate credit rating or (ii) the greater of the bank’s Prime Rate and the Federal Funds Effective Rate, plus .50%, plus a spread of up to .125% depending on our leverage.

	2006	2007	2008	2009	2010	Thereafter	Total	Fair value
Fixed rate debt	$2,166	$24,516	$9,685	$36,896	$13,897	$113,206	$200,366	$198,203
Weighted average interest rate	7.54%	7.86%	7.58%	7.37%	7.44%	5.77%
Variable rate debt	$733	$2,847	$8,142	$3,327	$3,421	$32,818	$51,288	$51,288
Annual interest expense would increase or decrease on variable rate debt by approximately $513 for each 1% increase or decrease in interest rates. A change in interest rates of 1% would increase or decrease the fair value of our fixed rate debt at September 30, 2006 by approximately $5,750.
Foreign Currency Exchange Rate Risk
We have foreign operations in France and as such are subject to risk from the effects of exchange rate movements of the Euro, which may affect future costs and cash flows. We are a net receiver of the Euro (we receive more cash than we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the Euro. For the three months ended September 30, 2006 and 2005, we recognized a gain of $40 and a loss of $49, respectively, and for the nine months ended September 30, 2006 and 2005, we recognized a gain of $142 and a loss of $60, respectively, in foreign currency transaction gains in connection with the transfer of cash from foreign operating subsidiaries to the parent company. The cash received was subsequently converted into dollars. In addition, for the three months ended September 30, 2006 and 2005, we recognized net unrealized foreign currency gains of $139 and $8, respectively. The cumulative foreign currency translation adjustment reflects a loss of $364 as of September 30, 2006. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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
Our chief executive officer and acting chief financial officer have conducted a review of our disclosure controls and procedures as of September 30, 2006. Based upon this review, our chief executive officer and acting chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2006 at a reasonable level of assurance and procedures to ensure that the information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms.
(B) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

W. P. CAREY & CO. LLC
PART II
(in thousands, except share and per share amounts)
ITEM 1. — LEGAL PROCEEDINGS
Refer to Note 8, Commitments and Contingencies, of the consolidated financial statements for information regarding legal proceedings.
ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities –

				Maximum number (or
			Total number of shares	approximate dollar value) of
			purchased as part of	shares that may yet be
	Total number of shares	Average price	publicly announced	purchased under the
Period	purchased (1)	paid per share	plans or programs (1)	plans or programs (1)
July	46,700	$24.81	46,700	$16,157
August	11,800	24.97	11,800	15,862
September	—	—	—	15,862

Total	58,500

(1)	In December 2005, our board of directors approved a share repurchase program that gives us authorization to repurchase up to $20,000 of our common stock in the open market beginning December 16, 2005 and over the next 12 months as conditions warrant.
ITEM 6. — EXHIBITS
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

W. P. CAREY & CO. LLC
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W. P. CAREY & CO. LLC
Date 11/8/2006	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and acting Chief Financial Officer (acting Principal Financial Officer)

Date 11/8/2006	By:	/s/ Claude Fernandez
Claude Fernandez
Managing Director and Chief Accounting Officer (Principal Accounting Officer)