Form 10-K
period 2006-12-31
CAREY W P & CO LLC
filed 2007-02-27
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Investor Relations (212) 492-8920
(212) 492-1100
Securities registered pursuant to Section 12(b) of the Act:
Listed Shares, No Par Value
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this report, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2006, the aggregate market value of the registrants’ Listed Shares held by non-affiliates was $690,286,930.
As of February 19, 2007, there are 38,265,157 Listed Shares of registrant outstanding.
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2007 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements
This annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part I of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seeks,” “plans” or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include but are not limited to, those described below in Item 1A – Risk Factors. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved.
As used in this annual report on Form 10-K, the terms “the Company,” “we,” “us” and “our” include W. P. Carey & Co. LLC, its consolidated subsidiaries and predecessors, unless otherwise indicated.

W. P. Carey 2006 10-K – 1

PART I
Financial information in this report is in thousands except share and per share amounts.
Item 1. Business.
(a) General Development of Business
Overview:
We are a real estate advisory and investment company that invests primarily in commercial properties that are each triple-net leased to single corporate tenants, domestically and internationally, and earns revenue as the advisor to real estate investment trusts (“CPA® REITs”) sponsored by us that invest in similar properties. The CPA® REITs are publicly owned, non-traded real estate investment trusts. We are currently the advisor to the following CPA® REITs: Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 15 Incorporated (“CPA®:15”) and Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global”) and were the advisor to Corporate Property Associates 12 Incorporated (“CPA®:12”) prior to its merger with CPA®:14 on December 1, 2006 and Carey Institutional Properties Incorporated (“CIP®”) until its merger with CPA®:15 during 2004. We also hold ownership interests in these CPA® REITs accounted for under the equity method of accounting (see Note 6 of the accompanying consolidated financial statements).
Our real estate investment portfolio, as well as those of the REITs we advise, consists primarily of single-tenant commercial real property. Generally, we place primary emphasis on the creditworthiness of the tenant but we also fully evaluate the underlying real estate. Our leases generally are full recourse obligations of the tenant or its affiliates, and place the economic burden of ownership largely on the tenant by requiring it to pay the costs of maintenance, insurance, taxes, structural repairs and other operating expenses (referred to as triple-net leases).
Most of our properties either were acquired as a result of our consolidation in 1998 with nine affiliated Corporate Property Associates limited partnerships and their successors, or were subsequently acquired from certain CPA® REITs in connection with the provision of liquidity to shareholders of those REITs, as further described below. Because our advisory agreements with the existing CPA® REITs require that we use our best efforts to present to them a continuing and suitable program of investment opportunities that meet their investment criteria, we generally provide investment opportunities to these funds first and earn revenues from transaction and asset management services performed on their behalf. Our principal focus on our owned real estate portfolio in recent years has therefore been on enhancing the value of our existing properties.
Under advisory agreements that we have with each of the CPA® REITs, we perform services and earn asset management revenue related to the day-to-day management of the CPA® REITs and provide transaction-related services and earn structuring revenue in connection with structuring and negotiating real estate and real estate related investments and mortgage financing on their behalf. In addition, we provide further services and earn revenue when each CPA® REIT is liquidated. We are also reimbursed for certain costs incurred in providing services, including broker-dealer commissions paid on behalf of the CPA® REITs, marketing costs and the cost of personnel provided for the administration of the CPA® REITs.
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
Our principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and our telephone number is (212) 492-1100. As of December 31, 2006, we employed 122 individuals through our wholly-owned subsidiaries.

W. P. Carey 2006 10-K – 2

Significant Developments During 2006
Managed Portfolio Update:
Merger of CPA®:12 and CPA®:14 – In June 2006, the boards of directors of CPA®:12 and CPA®:14 each approved a definitive agreement under which CPA®:14 would acquire CPA®:12’s business for a combination of cash and stock (the “CPA®:12/14 Merger”). The CPA®:12/14 Merger was approved by the shareholders of CPA®:12 and CPA®:14 in November 2006, and completed on December 1, 2006. In connection with providing a liquidity event for CPA®:12 shareholders, CPA®:12 paid us termination revenue of $25,379 and subordinated disposition revenue of $24,418. Included in subordinated disposition revenue is $3,779 payable by CPA®:12 related to properties we acquired from CPA®:12 that was not recognized as income for financial reporting purposes but reduced the cost of the properties we acquired.
Prior to the CPA®:12/14 Merger, we acquired interests in 37 properties from CPA®:12 (the “CPA®:12 Acquisition”) with a fair value of $126,006 for $67,289 in cash and the assumption of limited recourse mortgage notes payable with a fair value of $58,717. The amounts are inclusive of our pro rata share of equity interests acquired in the transaction. In addition, we made a payment to CPA®:12 of $534 in respect of one of the properties which had been sold at a price below its previously appraised value. The purchase price of the properties was based on a third party valuation of each of CPA®:12’s properties. The properties are primarily single tenant net-leased properties, with remaining lease terms ranging from three to seven years. The majority of the properties are encumbered with limited recourse mortgage financing with fixed annual interest rates ranging from 5.5% to 8.5% and maturity dates ranging from 2009 to 2017. At the time of the merger we owned 2,134,140 shares of CPA®:12 and received $6,808 as a result of the special cash distribution of $3.19 per share, and elected to receive $9,861 in cash and 1,022,800 shares of CPA®:14 stock in the merger and recorded a gain of $6,521 on the sale and exchange of our CPA®:12 shares.
In connection with the CPA®:12 Acquisition, we agreed that if we enter into a definitive agreement to sell any of the acquired properties within six months after the closing of the CPA®:12 Acquisition at a price that is higher than the price we paid to CPA®:12, we will pay to former CPA®:12 shareholders an amount equal to 85% of the excess (net of selling expenses and fees) on any such sale.
Acquisition / Disposition Activity – We earn revenue from the acquisition and disposition of properties on behalf of the CPA® REITs. During 2006, we structured 25 investments totaling approximately $720,000 on behalf of the CPA® REITs, including entering into four build-to-suit projects with combined estimated construction costs approximating $103,000. Approximately 76% of these investments were made on behalf of CPA®:16 – Global with the remainder made on behalf of CPA®:15 and approximately 48% of the total investments structured during 2006 were for international transactions. During 2006, we sold 11 properties on behalf of the CPA® REITs for approximately $397,400, net of selling costs.
CPA®:16 – Global Public Offering – In December 2006, CPA®:16 – Global completed its second public offering of up to $550,000 of its common stock. Our wholly owned subsidiary, Carey Financial LLC (“Carey Financial”), acted as dealer-manager of this offering, which commenced in March 2006. During 2006, we completed the investment on behalf of CPA®:16 – Global of the funds raised in its initial public offering and commenced investment of the funds raised in its second offering. We are also reimbursed for marketing and personnel costs incurred in raising capital on behalf of the CPA® REITs, subject to certain limitations.
Impairment Charges – During 2006, impairment charges totaling $4,504 have been recorded (see Results of Operations below and Note 12 in the accompanying consolidated financial statements).
2006 Impairment Charge Activity:

	Continuing	Discontinued
	Operations	Operations
First quarter	$–	$3,357
Second quarter	–	–
Third quarter	–	–
Fourth quarter	1,147	–

Total 2006 impairment charges	$1,147	$3,357

Owned Portfolio Update:
Acquisition /Disposition Activity – As discussed in the “Merger of CPA®:12 and CPA®:14” above, we acquired interests in 37 properties from CPA®:12 for a total consideration of $126,006, including the assumption of $58,717 in third party limited-recourse debt. Of the 37 properties acquired from CPA®:12, 23 are in France and the remainder are domestic properties. During 2006, we also

W. P. Carey 2006 10-K – 3

completed, together with an affiliate, a domestic investment for $10,530, which reflects our proportionate share of cost under the equity method of accounting, as we do not have a controlling interest. In connection with this equity investment in real estate, we obtained limited recourse mortgage financing of $7,200, which is our proportionate share of the financing, with a fixed annual interest rate and term of 5.87% and 10 years, respectively.
During 2006, we sold five domestic properties for combined proceeds of $32,038, net of selling costs, and recognized a net gain of $3,452 exclusive of impairment charges previously recorded totaling $22,010. In May 2006, we sold our interest of approximately 780,000 shares of Meristar Hospitality Corp. for $10.45 per share, at which time we received $8,154 and recorded a realized gain of $4,800. In prior years, we recognized other than temporary impairment charges totaling $11,345 against this investment.
Self-Storage Investments – In November 2006, we formed a subsidiary (“Carey Storage”), for the purpose of investing in self-storage real estate properties and their related businesses within the United States. In December 2006, we contributed $5,012 in cash for equity interests in Carey Storage and loaned Carey Storage $5,900. Carey Storage used a portion of the proceeds from our contribution and loan along with borrowings totaling $15,501 under its $105,000 credit facility to acquire six domestic self-storage properties totaling $24,800. The borrowings have an annual fixed interest rate and term of 7.6% and 2 years, respectively. We have acquired, and expect to continue to acquire, additional self-storage properties during 2007. We are evaluating raising third party capital in connection with these investments. See Real Estate Operations below and Subsequent Events in Item 7 for further discussion of our self-storage investments.
Financing Activity – During 2006, a joint venture in which we and an affiliate each hold a 50% interest paid a $20,599 balloon payment that was due on a domestic property, and refinanced the property for $30,000. The new limited recourse mortgage financing has an annual fixed interest rate of 6.18% and a 10-year term. As a result of adopting the provisions of EITF 04-05 effective January 1, 2006, we now consolidate this investment. Also during 2006, we obtained limited recourse mortgage financing at an existing property of $6,000 with an annual fixed interest rate and term of 5.5% and 10 years, respectively.
Share Repurchase Program – In December 2005, the board of directors approved a $20,000 share repurchase program. Under this program, we could repurchase up to $20,000 of our common stock in the open market during the twelve-month period beginning December 16, 2005 as conditions warranted. During the term of this program, which ended December 15, 2006, we repurchased and retired 166,800 shares totaling $4,138.
SEC Investigation – As previously reported, we and Carey Financial, our wholly-owned broker-dealer subsidiary, are currently subject to an SEC investigation into payments made to third party broker-dealers in connection with the distribution of REITs managed by us and other matters. Although no regulatory action has been initiated against us or Carey Financial in connection with the matters being investigated, we expect that the SEC may pursue an action in the future. The potential timing of any action and the nature of the relief or remedies the SEC may seek cannot be predicted at this time. If an action is brought, it could materially affect us and the REITs we manage. See Item 3-Legal Proceedings for a discussion of this investigation.
Directors – The following changes in our board of directors occurred during 2006:
–	In December 2006, Benjamin H. Griswold IV was appointed to the board of directors and will serve as an independent director and chairman of the compensation committee of the board of directors. Also, in December 2006, Charles C. Townsend Jr. retired as a director and became a director emeritus.

–	In June 2006, Charles E. Parente was elected to the board of directors and will serve as an independent director and chairman of the audit committee of the board of directors. Ralph F. Verni, who previously served as an independent director and chairman of the investment committee, did not stand for re-election.
(b) Financial Information About Segments
Refer to Note 16 in the accompanying consolidated financial statements for financial information about segments.

W. P. Carey 2006 10-K – 4

(c) Narrative Description of Business
Business Objectives and Strategy
Our objective is to increase shareholder value and earnings through expansion of our management services operations and prudent management of our owned real estate assets. We will continue to own real estate properties as long as we believe ownership helps us attain our objectives.
We have two primary business segments, management services and real estate operations. These segments are each described below.
Management Services
We earn revenue as the advisor to the CPA® REITs, each of which we formed and initially offered to the public. Under the advisory agreements with the CPA® REITs, we perform various services, including but not limited to the day-to-day management of the CPA® REITs and transaction-related services.
Because of limitations on the amount of non-real estate related income that may be earned by a limited liability company that is taxed as a publicly traded partnership, our management services operations are currently conducted largely by taxable corporate subsidiaries.
We are currently exploring alternatives for expanding our management services operations beyond advising the CPA® REITs, such as our recent investments in self-storage real estate properties, but no decisions have been made as to whether or how such an expansion may be effected. Any such expansion could involve the purchase of properties or other investments as a principal, with the intention of transferring such investments to a newly created fund.
Asset Management Revenue
Generally, we earn asset management revenues totaling 1% per annum of average invested assets for each CPA® REIT, of which 1/2 of 1% (“performance revenue”) is contingent upon specific performance criteria for each CPA® REIT (generally, the payment of a specified cumulative distribution return to shareholders). We seek to increase our base asset management and performance revenue by increasing assets under management, both as the CPA® REITs make new investments and from organizing new investment entities. Such revenue may also increase, or decrease, based on changes in the value of the assets of the individual CPA® REITs. Asset valuations are performed annually by a third party, beginning for each CPA® REIT generally three years after completion of its public offering. Assets under management, and the resultant revenue earned by us, may also decrease if investments are disposed of, either individually or in connection with the liquidation of a CPA® REIT. Effective in 2005, the advisory agreements were amended to allow us to elect to receive restricted stock for any revenue due from a CPA® REIT. For 2006, we elected to receive all performance revenue, as well as the base asset management revenue from CPA®:16 – Global, in restricted shares.
Structuring Revenue
In connection with structuring and negotiating investments and related mortgage financing for the CPA® REITs, the advisory agreements provide for acquisition revenue based on the cost of investments. Under each of the advisory agreements, we may charge acquisition revenue of up to an average of 4.5% of the total cost of all investments made by each CPA® REIT. A portion of this revenue (generally 2.5%) is paid when the transaction is completed while the remainder (generally 2%) is payable in equal annual installments ranging from three to eight years, subject to the relevant CPA® REIT meeting its performance criterion. Unpaid installments bear interest at annual rates ranging from 5% to 6%. The amount of this revenue is primarily dependent on the volume of new investments, which is affected by numerous factors, including general economic, market and competitive conditions, and may be subject to considerable fluctuation from period to period. In addition, we may be entitled to loan refinancing revenue of up to 1% of the principal amount refinanced. This loan refinancing revenue, together with the acquisition revenue, is referred to as structuring revenue.
Other Revenue
We may also earn revenue related to the disposition of properties, subject to subordination provisions, which will only be recognized as the relevant conditions are met. Such revenue may include subordinated disposition revenue of no more than 3% of the value of any assets sold, payable only after shareholders have received back their initial investment plus a specified preferred return, and subordinated incentive revenue of 15% of the net cash proceeds distributable to shareholders from the disposition of properties, after recoupment by shareholders of their initial investment plus a specified preferred return. We may also, in connection with the termination of the advisory agreement, be entitled to a termination payment based on the amount by which the fair value of a CPA® REIT’s properties, less indebtedness, exceeds investors’ capital plus a specified preferred return. We will not receive a termination payment in circumstances where we receive subordinated incentive revenue. In current and past years we have earned substantial

W. P. Carey 2006 10-K – 5

disposition and incentive or termination revenue in connection with providing liquidity to CPA® REIT shareholders. In general, we begin evaluating liquidity alternatives for CPA® REIT shareholders about eight years after a CPA® REIT has substantially invested the net proceeds received in its public offering. These liquidity alternatives may include listing the CPA® REIT’s shares on a national securities exchange or including them for quotation on Nasdaq, selling the assets of the CPA® REIT or merging the affected CPA® REIT with another entity, which could include another CPA® REIT. However, the timing of liquidity events depends on market conditions and may also depend on other factors, including approval of the proposed course of action by the independent directors, and in some instances the shareholders, of the affected CPA® REIT, and may occur well after the eighth anniversary of the completion of an offering. Because of these factors, CPA® REIT liquidity events have not typically taken place every year. In consequence, given the relatively substantial amounts of disposition revenue, as compared with the ongoing revenue earned from asset management and structuring investments, income from this business segment may be significantly higher in those years where a liquidity event takes place. There can be no assurances that a CPA® REIT liquidity event will occur in the future.
We are also reimbursed by our affiliates for certain costs, primarily broker-dealer commissions paid on behalf of the CPA® REITs and marketing and personnel costs. Marketing and personnel costs are apportioned based on the assets of each entity. These reimbursements may be substantial; for 2006, we received reimbursements of $63,630 from our affiliates, $53,716 of which related to CPA®:16 – Global’s second public offering. These reimbursements, together with asset management revenue payable by a specific CPA® REIT, may be subject to deferral or reduction if they exceed a specified percentage of that CPA® REIT’s income or invested assets.
Real Estate Operations
We invest in commercial properties that are leased to companies domestically and internationally, primarily on a single-tenant, triple-net leased basis. While our acquisition of new properties is constrained by our obligation to provide a continuing and suitable investment program to the CPA® REITs, we seek to maximize the value of our existing portfolio through prudent management of our real estate assets, which may involve follow-on transactions, dispositions and favorable lease modifications, as well as refinancing of existing debt. In connection with providing liquidity alternatives to CPA® REIT shareholders, we may acquire additional properties from the liquidating CPA® REIT, as we have done during 2006 and 2004. See Our Portfolio section below for an analysis of our portfolio as of December 31, 2006.
The Investment Strategies, Financing Strategies, Asset Management, Competition and Environmental Matters sections described below pertain to both our Management Services and Real Estate Operations.
Investment Strategies
As discussed above, our property acquisitions in recent years have generally been made on behalf of the CPA® REITs. The following description of our investment process applies to investments we make on behalf of the CPA® REITs. In general, we would expect to follow a similar process in connection with any investments in triple-net leased, single-tenant commercial properties we may make directly, but we are not required to do so.
In analyzing potential investments, we review all aspects of a transaction, including tenant and real estate fundamentals, to determine whether a potential investment and lease can be structured to satisfy the CPA® REITs’ investment criteria. We generally consider, among other things, the following aspects of each transaction:
Tenant/Borrower Evaluation – We evaluate each potential tenant or borrower for its creditworthiness, typically considering factors such as management experience; industry position and fundamentals; operating history; and capital structure, as well as other factors that may be relevant to a particular investment. In evaluating a possible investment, the creditworthiness of a tenant or borrower often will be a more significant factor than the value of the underlying real estate, particularly if the underlying property is specifically suited to the needs of the tenant; however, in certain circumstances where the real estate is attractively valued, the creditworthiness of the tenant may be a secondary consideration. Whether a prospective tenant or borrower is creditworthy will be determined by us or the investment committee. Creditworthy does not mean “investment grade.”
Properties Important to Tenant/Borrower Operations – We generally will focus on properties that we believe are essential or important to the ongoing operations of the tenant. We believe that these properties provide better protection in the event of a bankruptcy, since a tenant/borrower is less likely to risk the loss of a mission critical lease or property in a bankruptcy proceeding.
Diversification – We attempt to diversify the CPA® REIT portfolios to avoid dependence on any one particular tenant, borrower, collateral type, geographic location or tenant/borrower industry. By diversifying these portfolios, we reduce the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region.

W. P. Carey 2006 10-K – 6

Lease Terms – Generally, the net leased properties in which the CPA® REITs and we invest will be leased on a full recourse basis to the tenants or their affiliates. In addition, we will seek to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are fixed or tied generally to increases in indices such as the Consumer Price Index (“CPI”). In the case of retail stores and hotels, the lease may provide for participation in gross revenues above a stated level. Alternatively, a lease may provide for mandated rental increases on specific dates, and we may adopt other methods in the future.
Collateral Evaluation – We review the physical condition of the property, and conduct a market evaluation to determine the likelihood of replacing the rental stream if the tenant defaults, or of a sale of the property in such circumstances. We also generally will conduct, or require the seller to conduct, Phase I or similar environmental site assessments (including a visual inspection for the potential presence of asbestos) in an attempt to identify potential environmental liabilities associated with a property prior to its acquisition. If potential environmental liabilities are identified, we generally require that identified environmental issues be resolved by the seller prior to property acquisition or, where such issues cannot be resolved prior to acquisition, require tenants contractually to assume responsibility for resolving identified environmental issues post-closing and indemnify us against any potential claims, losses or expenses arising from such matters. Although we generally rely on our own analysis in determining whether to make an investment on behalf of the CPA® REITs, each real property purchased by them will be appraised by a third party appraiser that is independent of ourselves, prior to acquisition. The contractual purchase price (plus acquisition fees for properties acquired on behalf of the CPA® REITs) for a real property we acquire on behalf of a CPA® REIT will not exceed its appraised value. The appraisals may take into consideration, among other things, the terms and conditions of the particular leaste transaction, the quality of the lessee’s credit and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property if sold may be greater or less than the appraised value. In cases of special purpose real estate, a property is examined in light of the prospects for the tenant/borrower’s enterprise and the financial strength and the role of that asset in the context of the tenant’s overall viability. Operating results of properties and other collateral may be examined to determine whether or not projected income levels are likely to be met. We will also consider factors particular to the laws of foreign countries, in addition to the risks normally associated with real property investments, when considering an investment located outside the United States.
Transaction Provisions that Enhance and Protect Value – We will attempt to include provisions in the leases that require our consent to specified activity, require the tenant to provide indemnification protections, or require the tenant to satisfy specific operating tests. These provisions may help protect an investment from changes in the operating and financial characteristics of a tenant that may affect its ability to satisfy its obligations to the CPA® REIT or reduce the value of the investment. We may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a guaranty of obligations from the tenant’s corporate parent or a letter of credit. This credit enhancement, if obtained, provides additional financial security. However, in markets where competition for net lease transactions is strong, some or all of these provisions may be difficult to negotiate. In addition, in some circumstances, tenants may require a right to purchase the property leased by the tenant. The option purchase price is generally the greater of the contract purchase price and the fair market value of the property at the time the option is exercised.
Other Equity Enhancements – We may attempt to obtain equity enhancements in connection with transactions. These equity enhancements may involve warrants exercisable at a future time to purchase stock of the tenant or borrower or their parent. If warrants are obtained, and become exercisable, and if the value of the stock subsequently exceeds the exercise price of the warrant, equity enhancements can help achieve the goal of increasing investor returns.
Investment Committee – We have an investment committee that provides services to the CPA® REITs and may provide services to us. Under our current arrangements with the CPA® REITs, as a transaction is structured, it is evaluated by the chairman of the investment committee and our chief investment officer with respect to the potential tenant’s creditworthiness, business prospects, position within its industry and other characteristics important to the long-term value of the property and the capability of the tenant to meet its lease obligations. Before a property is acquired by a CPA® REIT, the transaction is reviewed by the investment committee to ensure that it satisfies the relevant CPA® REIT’s investment criteria. The investment committee is not directly involved in originating or negotiating potential investments, but instead functions as a separate and final step in the investment process. We place special emphasis on having experienced individuals serve on our investment committee and generally do not invest in a transaction on behalf of the CPA® REITs unless the investment committee approves it. In addition, the investment committee may at the request of our board of directors or executive committee also review any initial investment in which we propose to engage directly, although it is not required to do so. Our board of directors or executive committee may also determine that certain investments that may not meet the CPA® REITs’ investment criteria (particularly transactions in emerging markets) may be acceptable to us. For transactions that meet the investment criteria of more than one CPA® REIT, the chief investment officer has discretion as to which CPA® REIT or REITs will hold the investment. In cases where two or more CPA® REITs (or one or more CPA® REITs and us) will hold the investment, the independent directors of each CPA® REIT investing in the property must also approve the transaction.

W. P. Carey 2006 10-K – 7

The following people currently serve on the investment committee:
–	Nathaniel S. Coolidge, Chairman – Former senior vice president and head of the bond and corporate finance department of John Hancock Mutual Life Insurance. Mr. Coolidge’s responsibilities included overseeing its entire portfolio of fixed income investments.

–	Frank Hoenemeyer – Former Chairman and Chief Investment Officer, Prudential Insurance Company of America.

–	Dr. Lawrence R. Klein – Currently serving as professor emeritus of economics and finance at the University of Pennsylvania and its Wharton School. Recipient of the 1980 Nobel Prize in economic sciences and former consultant to both the Federal Reserve Board and the President’s Council of Economic Advisors.

–	George E. Stoddard – Former officer-in-charge of the direct placement department of The Equitable Life Assurance Society of the United States and our former chief investment officer.

–	Dr. Karsten von Köller – Currently chairman of Lone Star Germany GmbH and chairman and member of the board of managing directors of Allgemeine HypothekenBank Rheinboden AG. Former chairman and member of the board of managing directors of Eurohypo AG.
We are required to use our best efforts to present a continuing and suitable investment program to the CPA® REITs but we are not required to present to the CPA® REITs any particular investment opportunity, even if it is of a character which, if presented, could be taken by one or more of the CPA® REITs.
Self-Storage Investments
Overview
In November 2006, we formed a subsidiary (“Carey Storage”), for the purpose of investing in self-storage real estate properties and their related businesses within the United States. In December 2006, we contributed $5,012 in cash for equity interests in Carey Storage and loaned Carey Storage $5,900. Carey Storage used a portion of the proceeds from our contribution and loan along with borrowings totaling $15,501 under its $105,000 credit facility to acquire six domestic self-storage properties totaling $24,800. The borrowings have an annual fixed interest rate and term of 7.6% and 2 years, respectively. We have acquired, and expect to continue to acquire, additional self-storage properties during 2007. We are evaluating raising third party capital in connection with these investments. See Real Estate Operations below and Subsequent Events in Item 7 for further discussion of our self-storage investments.
Carey Storage has an investment committee that will evaluate and approve all new transactions. This committee is currently comprised of John Miller, our chief investment officer, and Reginald Winssinger, an independent director. Carey Storage’s results of operations are included in other real estate income and other real estate expenses in the accompanying consolidated financial statements. If we raise third party capital for Carey Storage, the results of operations of Carey Storage may be reclassified from our real estate operations to our management services operations. We expect that we would then seek to liquidate the self-storage investments as a whole within five to seven years thereafter.
2006 Activity
In December 2006, we contributed $5,012 in cash for equity interests in Carey Storage and loaned Carey Storage $5,900. The loan to Carey Storage matures in 2 years and bears annual interest at the rate of the one-month LIBOR plus 2%. Carey Storage used a portion of the proceeds from our contribution and loan along with borrowings totaling $15,501 under its credit facility to acquire six domestic self-storage properties totaling $24,800.
In December 2006, Carey Storage entered into a credit facility for up to $105,000 with Morgan Stanley Mortgage Capital Inc. that matures in December 2008. The facility is collateralized by any self-storage real estate assets acquired. Advances from this facility bear interest at an annual rate of the one-month LIBOR, plus a spread that ranges from 1.75% to 2.35% depending on the aggregate debt yield for the collateralized asset pool. Advances can be prepaid at any time, however advances prepaid prior to March 8, 2008 are subject to a prepayment penalty of 1.25% of the principal amount of the loan being prepaid. This facility has financial covenants requiring Carey Storage, among other things, to meet or exceed certain operating and coverage ratios.

W. P. Carey 2006 10-K – 8

Our Portfolio
As of December 31, 2006, our portfolio consisted of 187 properties leased to 111 tenants, totaling approximately 18 million square feet (on a pro rata basis) and had an occupancy rate of 96%. Our portfolio has the following property and lease characteristics:
Geographic Diversification
Information regarding the geographic diversification of our properties as of December 31, 2006 is set forth below:

	Consolidated Investments		Equity Investments in Real Estate (2)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Region	Revenue (1)	Lease Revenue	Revenue (1)	Lease Revenue
United States
South	$28,130	32.94%	$2,884	14.12%
West	20,174	23.62	1,941	9.50
Midwest	16,735	19.59	2,344	11.47
East	11,826	13.85	2,084	10.20

Total U.S.	76,865	90.00	9,253	45.29

International
Europe	8,544	10.00	11,179	54.71

Total	$85,409	100.00%	$20,432	100.00%

(1)	Reflects annualized contractual minimum base rent for the fourth quarter of 2006.

(2)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2006 from equity investments in real estate.
Property Diversification
Information regarding our property diversification as of December 31, 2006 is set forth below:

	Consolidated Investments		Equity Investments in Real Estate (2)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Property Type	Revenue (1)	Lease Revenue	Revenue (1)	Lease Revenue
Industrial	$32,309	37.83%	$2,795	13.68%
Office	31,054	36.36	5,514	26.99
Warehouse/distribution	11,777	13.79	9,524	46.61
Retail	6,165	7.22	–	–
Other properties	3,943	4.62	2,599	12.72
Land	161	0.18	–	–

Total	$85,409	100.00%	$20,432	100.00%

(1)	Reflects annualized contractual minimum base rent for the fourth quarter of 2006.

(2)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2006 from equity investments in real estate.

W. P. Carey 2006 10-K – 9

Tenant Diversification
Information regarding our tenant diversification as of December 31, 2006 is set forth below:

	Consolidated Investments		Equity Investments in Real Estate (2)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Tenant Industry (3)	Revenue (1)	Lease Revenue	Revenue (1)	Lease Revenue
Business and commercial services	$11,200	13.11%	$1,863	9.12%
Telecommunications	11,179	13.09	–	–
Electronics	5,881	6.89	1,136	5.56
Retail stores	5,325	6.23	9,096	44.52
Machinery	5,282	6.18	–	–
Beverages, food, and tobacco	5,033	5.89	372	1.82
Aerospace and defense	4,867	5.70	–	–
Healthcare, education and childcare	4,487	5.25	4,270	20.90
Forest products and paper	4,413	5.17	–	–
Transportation – personal	3,962	4.64	–	–
Consumer and non-durable goods	3,135	3.67	–	–
Consumer and durable goods	2,647	3.10	–	–
Construction and building	2,529	2.96	–	–
Insurance	2,471	2.89	–	–
Federal, state and local government	2,400	2.81	–	–
Automotive	598	0.70	–	–
Transportation – cargo	269	0.31	2,747	13.44
Other (4)	9,731	11.41	948	4.64

Total	$85,409	100.00%	$20,432	100.00%

(1)	Reflects annualized contractual minimum base rent for the fourth quarter of 2006.

(2)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2006 from equity investments in real estate.

(3)	Based on the Moody’s classification system and information provided by the tenant.

(4)	Includes revenue from tenants in banking, chemicals, grocery, hotels, leisure, media, mining and textiles industries.

W. P. Carey 2006 10-K – 10

Lease Expirations
As of December 31, 2006, lease expirations of our properties are as follows:

	Consolidated Investments		Equity Investments in Real Estate (2)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Year of Lease Expiration	Revenue (1)	Lease Revenue	Revenue (1)	Lease Revenue
2007	$7,139	8.36%	$–	–%
2008	5,752	6.73	–	–
2009	10,376	12.15	2,043	10.00
2010	13,743	16.09	2,082	10.19
2011	10,160	11.90	7,842	38.38
2012	5,665	6.63	1,255	6.14
2013	5,167	6.05	1,863	9.12
2014	10,149	11.88	–	–
2015	5,640	6.60	–	–
2016	1,128	1.32	516	2.53
2017	2,358	2.76	–	–
2018	3,162	3.70	–	–
2019	–	–	2,747	13.44
2020	4,634	5.43	–	–
2021	–	–	–	–
2022	336	0.40	1,136	5.56
2023 - 2026	–	–	948	4.64

Total	$85,409	100.00%	$20,432	100.00%

(1)	Reflects annualized contractual minimum base rent for the fourth quarter of 2006.

(2)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2006 from equity investments in real estate.
Financing Strategies
Consistent with our investment policies, we use leverage when available on favorable terms. In addition to obtaining limited recourse mortgage debt for new investments, we also have secured and unsecured credit facilities that can be used in connection with refinancing existing debt and making new investments, as well as to meet other working capital needs. Our secured and unsecured credit facilities are discussed in detail in the Cash Resources section of Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
A lender on limited recourse mortgage debt generally has recourse only to the property collateralizing such debt and not to any of our other assets, while full recourse financing would give a lender recourse to all of our assets. The use of limited recourse debt, therefore, helps us to limit the exposure of all of our assets to any one debt obligation.
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

W. P. Carey 2006 10-K – 11

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
Segments
We operate in two operating segments, management services operations and real estate operations. The management services operations segment derives substantially all of its revenues from the affiliated CPA® REITs. For the year ended December 31, 2006, no lessee represented more than 7% of our total lease revenues from our real estate operations.
Competition
In raising funds for investment by the CPA® REITs, we face competition from other funds with similar investment objectives that seek to raise funds from investors through publicly registered, non-traded funds, publicly-traded funds, or private funds, such as hedge funds. In addition, we face broad competition from other forms of investment. Currently, we raise substantially all of our funds for investment in the CPA® REITs within the United States; however, in the future we may seek to raise funds for investment from outside the United States.
We face intense competition for investment opportunities in commercial properties in general, and commercial properties net leased to major corporations in particular, from many sources, including insurance companies, credit companies, pension funds, private individuals, financial institutions, finance companies and investment companies. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. We believe that our management’s experience in real estate, credit underwriting and transaction structuring should allow us to compete effectively for commercial properties. Nevertheless, such competition has increased markedly in recent years, not only in the United States but in Europe, and competitors may be willing to accept rates of return, lease terms, other transaction terms or levels of risk that we may find unacceptable. In addition, the investment committee’s evaluation of the acceptability of rates of return on behalf of the CPA® REITs is affected by such factors as the cost of raising capital, the amount of revenue that the CPA® REITs must pay us and the performance hurdle rates of the relevant CPA® REITs.
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
While we typically perform assessments of potential environmental risks when evaluating a new acquisition of property, no assurance can be given that we have performed such assessments on all of our or the CPA® REITs’ properties, or that the environmental assessments we do perform will disclose all potential environmental liabilities. We or the CPA® REITs may purchase a property that contains hazardous materials in the building, or that is known to have or be near soil or groundwater contamination. In addition, new environmental conditions, liabilities or compliance concerns may arise or be discovered during our or the CPA® REITs’ ownership.
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
As a result of all of the foregoing, we have incurred in the past and will incur in the future costs and liabilities to investigate environmental matters and to address environmental conditions, liabilities and compliance concerns. Although we do not currently anticipate incurring any material liabilities in connection with environmental matters, we cannot assure you that future environmental costs and liabilities will not be material or will not adversely affect our business.

W. P. Carey 2006 10-K – 12

(d) Financial Information About Geographic Areas
See Note 16 of the accompanying consolidated financial statements for financial data pertaining to our segment and geographic operations.
(e) Available Information
All filings we make with the SEC, including our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and any amendments to those reports, are available for free on our website, http://www.wpcarey.com as soon as reasonably practicable after they are filed or furnished to the SEC. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s Internet site at http://www.sec.gov. We are providing our website address solely for the information of investors. We do not intend our website to be an active link or to otherwise incorporate the information contained on our website into this report or other filings with the SEC.
Item 1A. Risk Factors.
Future results may be affected by risks and uncertainties including the following:
We are currently being investigated by the SEC.
We and Carey Financial, our wholly-owned broker-dealer subsidiary, are currently subject to an SEC investigation into payments made to third party broker-dealers in connection with the distribution of REITs managed by us and other matters. Although no regulatory action has been initiated against us or Carey Financial in connection with the matters being investigated, we expect that the SEC may pursue an action in the future. The potential timing of any such action and the nature of the relief or remedies the SEC may seek cannot be predicted at this time. If an action is brought, it could materially affect us. See Item 3 – Legal Proceedings for a discussion of this investigation.
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
Changes in investor preferences or market conditions could limit our ability to raise funds or make new investments.
Substantially all of our and the CPA® REITs’ current investments, as well as the majority of the investments we expect to originate for the CPA® REITs in 2007, are investments in single-tenant commercial properties that are subject to triple-net leases. In addition, we have relied predominantly on raising funds from individual investors through the sale by participating selected dealers to their customers of publicly-registered, non-traded securities of the CPA® REITs. Our recent fund raising efforts have been through one major selected dealer. Certain payments made to this selected dealer in connection with the distribution of our CPA® REIT offerings to investors are a subject of the SEC investigation described under Item 3-Legal Proceedings. If, as a result of changes in market receptivity to investments that are not readily liquid and involve high selected dealer fees, or for other reasons, this capital raising method were to become less available as a source of capital, our ability to raise funds for CPA® REIT programs, and consequently our ability to make investments on their behalf, could be adversely affected. While we are not limited to this particular method of raising funds for investment (and, among other things, the CPA® REITs may themselves be able to borrow additional funds to invest), our experience with other means of raising capital is limited. Also, many factors, including changes in tax laws or accounting rules, may make these types of investments less attractive to potential sellers and lessees, which could negatively affect our ability to increase the amount of assets of this type under management.
Our management services operations exposes us to more volatility in earnings than our real estate investment business.
Growth in revenue from our management services operations is dependent in large part on future capital raising in existing or future managed entities, as well as on our ability to make investments that meet the investment criteria of these entities, both of which are subject to uncertainty, including with respect to capital market and real estate market conditions. This uncertainty creates more volatility in our earnings because of the resulting increased volatility in transaction based revenue from our management services operations as compared to revenue from ownership of real estate subject to triple-net leases, which historically has been less volatile. Asset management revenue may be affected by factors that include not only our ability to increase the CPA® REITs’ portfolio of properties under management, but also changes in valuation of those properties, as well as sales (through planned liquidation or

W. P. Carey 2006 10-K – 13

otherwise) of CPA® REIT properties. In addition, revenue from our management services operations, including our ability to earn performance revenue, as well as the value of our holdings of CPA® REIT interests and dividend income from those interests, may be significantly affected by the results of operations of the CPA® REITs. Each of the CPA® REITs has invested substantially all of its assets (other than short-term investments) in triple-net leased properties substantially similar to those we hold, and consequently the results of operations of, and cash available for distribution by, each of the CPA® REITs, is likely to be substantially affected by the same market conditions, and subject to the same risk factors, as the properties we own. Four of the prior thirteen CPA® funds temporarily reduced the rate of distributions to their investors as a result of adverse developments involving tenants. Each of the CPA® REITs we currently advise and manage may also incur significant debt. This significant debt load could restrict their ability to pay revenue owed to us when due, due to either liquidity problems or restrictive covenants contained in their borrowing agreements. In addition, the revenue payable under each of our current investment advisory agreements is subject to a variable annual cap based on a formula tied to the assets and income of that CPA® REIT. This cap may limit the growth of our management revenue. Furthermore, our ability to earn revenue related to the disposition of properties is primarily tied to providing liquidity events for CPA® REIT investors. Our ability to provide that liquidity, and to do so under circumstances that will satisfy the applicable subordination requirements, will depend on market conditions at the relevant time, which may vary considerably over a period of years. In any case, liquidity events typically occur several years apart, and our management services operations income is likely to be significantly higher in those years in which such events occur.
We face intense competition.
In raising funds for investment by the CPA® REITs, we face competition from other funds with similar investment objectives that seek to raise funds from investors through publicly registered, non-traded funds, publicly-traded funds, or private funds. Any change in the attractiveness to investors of an investment in the type of property principally held by the CPA® REITs, relative to other types of investments, could adversely affect our ability to raise funds for future investments, which in turn could ultimately reduce, or limit the growth of, revenues from our management services operations.
We also face competition for the acquisition of office and industrial properties in general, and such properties net leased to major corporations in particular, from many sources, including insurance companies, credit companies, pension funds, private individuals, financial institutions, finance companies and investment companies. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. In addition, our evaluation of the acceptability of rates of return on behalf of the CPA® REITs is affected by such factors as the cost of raising capital, the amount of revenue we can earn and the performance hurdle rates of the relevant CPA® REITs. Thus, the effect of the cost of raising capital and the revenue we can earn may be to limit the amount of new investments we make on behalf of the CPA® REITs, which will in turn limit the growth of revenues from our management services operations.
The inability of a tenant in a single tenant property to pay rent will reduce our revenues.
Most of our properties are occupied by a single tenant and, therefore, the success of our investments is materially dependent on the financial stability of these tenants. Lease payment defaults by tenants negatively impact our net income and reduce the amounts available for distributions to shareholders. As our tenants generally may not have a recognized credit rating, they may have a higher risk of lease defaults than if our tenants had a recognized credit rating. In addition, the bankruptcy of a tenant could cause the loss of lease payments as well as an increase in the costs incurred to carry the property. We have had tenants file for bankruptcy protection and are involved in bankruptcy-related litigation. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting the investment and re-leasing the property. If a lease is terminated, there is no assurance that we will be able to re-lease the property for the rent previously received or sell the property without incurring a loss.
We depend on major tenants.
Revenues from several of our tenants and/or their guarantors constitute a significant percentage of our lease revenues. Our five largest tenants/guarantors represented approximately 29% of total lease revenues in 2006, 28% in 2005 and 30% in 2004. The default, financial distress or bankruptcy of any of these tenants could cause interruptions in the receipt of lease revenues from these tenants and/or result in vacancies in the respective properties, which would reduce our revenues at least until the affected property is re-leased, and could decrease the ultimate sale value of each such property.
A substantial amount of our leases will expire within the next five years.
Within the next five years, approximately 55% of our leases are due to expire. If these leases are not renewed, or if the properties cannot be re-leased on terms that yield payments comparable to those currently being received, then our lease revenues could be substantially adversely affected. The terms of any new or renewed leases of these properties may depend on market conditions prevailing at the time of lease expiration. In addition, if properties are vacated by the current tenants, we may incur substantial costs in attempting to re-lease such properties. We may also seek to sell these properties, in which event we may incur losses, depending upon market conditions prevailing at the time of sale.

W. P. Carey 2006 10-K – 14

Our sale-leaseback agreements may permit tenants to purchase a property at a predetermined price, which could limit our realization of any appreciation or result in a loss.
In some circumstances, we grant tenants a right to purchase the property they lease. The purchase price may be a fixed price or it may be based on a formula. If a tenant exercises its right to purchase the property and the property’s market value has increased beyond that price, we would be limited in fully realizing the appreciation on that property. Additionally, if the price at which the tenant can purchase the property is less than our purchase price or carrying value (for example, where the purchase price is based on an appraised value), we may incur a loss.
We may recognize substantial impairment charges on our properties.
Historically, we have incurred substantial impairment charges, which we are required to recognize whenever we sell a property for less than its carrying value, or we determine that the property has experienced an other-than-temporary decline in its carrying value (or, for direct financing leases, that the unguaranteed residual value of the underlying property has declined). For properties acquired in our 1998 consolidation with nine CPA® limited partnerships, their carrying value may reflect their appraised value at that time, rather than their original cost of acquisition by the CPA® limited partnership. By their nature, the timing or extent of impairment charges are not predictable. We may incur impairment charges in the future, which may reduce our net income, although it will not necessarily affect our cash flow from operations.
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
In addition, the lack of available information in accordance with accounting principles generally accepted in the United States of America could impair our ability to analyze transactions and may cause us to forego an investment opportunity. It may also impair our ability to receive timely and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies.
We may have difficulty re-leasing or selling our properties.
Real estate investments are relatively illiquid compared to most financial assets and this illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. The net leases we may enter into or acquire may be for properties that are specially suited to the particular needs of the tenant. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. In addition, if we are forced to sell the property, it may be difficult to sell to a party other than the tenant due to the special purpose for which the property may have been designed. These and other limitations, such as a property’s location and/or local economic conditions, may affect our ability to re-lease or sell properties without adversely affecting returns to shareholders. See “Our Portfolio” section above for scheduled lease expirations.

W. P. Carey 2006 10-K – 15

Our participation in joint ventures creates additional risk.
We participate in joint ventures and invest in properties jointly with other entities, some of which may be unaffiliated with us. There are additional risks involved in these types of transactions. These risks include the potential of our joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of our partner and us. These diverging interests could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that we may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.
We do not fully control the management of our properties.
The tenants or managers of net lease properties are responsible for maintenance and other day-to-day management of the properties. If a property is not adequately maintained in accordance with the terms of the applicable lease, we may incur expenses for deferred maintenance expenditures or other liabilities once the property becomes free of the lease. While our leases generally provide for recourse against the tenant in these instances, a bankrupt or financially troubled tenant may be more likely to defer maintenance and it may be more difficult to enforce remedies against such a tenant. In addition, to the extent tenants are unable to conduct their operation of the property on a financially successful basis, their ability to pay rent may be adversely affected. Although we endeavor to monitor, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of our properties, such monitoring may not in all circumstances ascertain or forestall deterioration either in the condition of a property or the financial circumstances of a tenant.
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
Our costs of investigation, remediation or removal of hazardous or toxic substances, or for third-party claims for damages, may be substantial. The presence of hazardous or toxic substances at any of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or to borrow using the property as collateral. While we will attempt to mitigate identified environmental risks by contractually requiring tenants to acknowledge their responsibility for complying with environmental laws and to assume liability for environmental matters, circumstances may arise in which a tenant fails, or is unable, to fulfill its contractual obligations. In addition, environmental liabilities, or costs or operating limitations imposed on a tenant to comply with environmental laws, could affect its ability to make rental payments to us. Also, and although we endeavor to avoid doing so, we may be required, in connection with any future divestitures of property, to provide buyers with indemnification against potential environmental liabilities.
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
Some of our financing may also require us to make a lump-sum or “balloon” payment at maturity. Our ability to make balloon payments on debt will depend upon our ability either to refinance the obligation when due, invest additional equity in the property or to sell the related property. When the balloon payment is due, we may be unable to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available mortgage rates, our equity in the mortgaged properties, our financial condition, the operating history

W. P. Carey 2006 10-K – 16

of the mortgaged properties and tax laws. A refinancing or sale could affect the rate of return to shareholders. Scheduled balloon payments for the next five years are as follows:

2007	$15,541	(1)
2008	$5,000	(2)
2009	$31,799	(3)
2010	$6,612
2011	$22,325	(3)

(1)	Does not include amounts that will be due upon maturity of our unsecured credit facility as these amounts are prepayable at any time. As of December 31, 2006, we had drawn $2,000 from this line of credit.

(2)	Does not include amounts that will be due upon maturity of our secured credit facility as these amounts are prepayable at any time. As of December 31, 2006 we had drawn $15,501 from this line of credit.

(3)	Excludes our pro rata share of mortgage obligations of equity investments in real estate totaling $2,173 in 2009 and $24,856 in 2011.
We may be unable to make investments on an advantageous basis.
A significant element of our business strategy is the enhancement of our portfolio and the CPA® REIT portfolios through new investments. The consummation of any future investment will be subject to satisfactory completion of our analysis and due diligence review and to the negotiation of definitive documentation. There can be no assurance that we or the CPA® REITs will be able to identify and invest in additional properties or will be able to finance investments in the future. In addition, there can be no assurance that any such investment, if consummated, will be profitable for us or the CPA® REITs. If we are unable to consummate new investments in the future on our own behalf or that of the CPA® REITs, there can be no assurance that we will be able to maintain the cash available for distribution to our shareholders, either through net income on investments we own or through net income generated by our management services operations.
Our portfolio growth is constrained by our obligations to offer property transactions to the CPA® REITs.
Under our investment advisory agreements with the CPA® REITs, we are required to use our best efforts to present a continuing and suitable investment program to them. In recent years, new property investment opportunities have generally been made available by us to the CPA® REITs. While the allocation of new investments to the CPA® REITs fulfills our duty to present a continuing and suitable investment program, and enhances the revenues from our management services operations, it also restricts the potential growth of revenues from our real estate operations.
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
The trading prices of equity securities issued by real estate companies have historically been affected by changes in broader market interest rates, with increases in interest rates resulting in decreases in trading prices, and decreases in interest rates resulting in increases in trading prices. An increase in market interest rates could therefore adversely affect the trading prices of any equity securities we issued. The stock price could also be affected by factors other than changes in interest rates, including the risk factors discussed herein.
A potential change in United States accounting standards regarding operating leases may make the leasing of facilities less attractive to our potential domestic tenants, which could reduce overall demand for our leasing services.
Under Statement of Financial Accounting Standard No. 13, “Accounting for Leases”, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is considered to be met if, among other things, the non-cancellable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to

W. P. Carey 2006 10-K – 17

enhance a tenant’s balance sheet in comparison to direct ownership. In 2005, the SEC conducted a study of off-balance-sheet financing which, among other areas, included lease accounting. This study raised concerns that the current accounting model does not clearly portray the resources and obligations arising from long term lease transactions with sufficient transparency. In July 2006, the Financial Accounting Standards Board and the International Accounting Standards Board announced a joint project to re-evaluate lease accounting. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential customers. These changes may affect how the real estate leasing business is conducted both domestically and internationally. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could make it more difficult for us to enter leases on terms we find favorable.
The value of our real estate is subject to fluctuation.
We are subject to all of the general risks associated with the ownership of real estate. While the revenues from our leases and those of the CPA® REITs are not directly dependent upon the value of the real estate owned, significant declines in real estate values could adversely affect us in many ways, including a decline in the residual values of properties at lease expiration; possible lease abandonments by tenants; a decline in the attractiveness of REIT investments that may impede our ability to raise new funds for investment by CPA® REITs and a decline in the attractiveness of triple-net lease transactions to potential sellers. We also face the risk that lease revenue will be insufficient to cover all corporate operating expenses and debt service payments on indebtedness we incur. General risks associated with the ownership of real estate include:
–	Adverse changes in general or local economic conditions,

–	Changes in the supply of or demand for similar or competing properties,

–	Changes in interest rates and operating expenses,

–	Competition for tenants,

–	Changes in market rental rates,

–	Inability to lease properties upon termination of existing leases,

–	Renewal of leases at lower rental rates,

–	Inability to collect rents from tenants due to financial hardship, including bankruptcy,

–	Changes in tax, real estate, zoning and environmental laws that may have an adverse impact upon the value of real estate,

–	Uninsured property liability, property damage or casualty losses,

–	Unexpected expenditures for capital improvements or to bring properties into compliance with applicable federal, state and local laws, and

–	Acts of God and other factors beyond the control of our management.
We depend on key personnel for our future success.
We depend on the efforts of our executive officers and key employees. The loss of the services of these executive officers and key employees could have a material adverse effect on our operations.
Our governing documents and capital structure may discourage a takeover.
William P. Carey, Chairman, is the beneficial owner of approximately 26% of our outstanding shares. The provisions of our Amended and Restated Limited Liability Company Agreement and the share ownership of Mr. Carey may discourage a tender offer for our shares or a hostile takeover, even though these may be attractive to shareholders.
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

W. P. Carey 2006 10-K – 18

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our principal offices are located at 50 Rockefeller Plaza, New York, NY 10020. The lease for our primary corporate office space expires in 2016. We believe that this lease is suitable for our operations for the foreseeable future. We also maintain regional offices in Dallas, Texas and London, England.
See Item 1 “Our Portfolio” for a discussion of the properties we hold for rental operations and Item 8 “Schedule III – Real Estate and Accumulated Depreciation” for a detailed listing of such properties.
Item 3. Legal Proceedings.
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

W. P. Carey 2006 10-K – 19

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
We and Carey Financial are cooperating fully with this investigation and have provided information to the Enforcement Staff in response to the subpoenas and requests. Although no formal regulatory action has been initiated against us or Carey Financial in connection with the matters being investigated, we expect the SEC may pursue such an action against either or both. The nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could have a material adverse effect on us, and the magnitude of that effect would not necessarily be limited to the payments described above but could include other payments and civil monetary penalties.
Several state securities regulators have sought information from Carey Financial and CPA®:15 relating to the matters described above. While one or more states may commence proceedings against Carey Financial in connection with these inquiries, we do not currently expect that these inquiries and proceedings will have a material effect on us incremental to that caused by any SEC action.
In October 2006, a revised complaint was filed in the Los Angeles Superior Court in an action that had named a wholly-owned indirect subsidiary, and other unrelated parties, in a state court action by a private plaintiff alleging various claims under the California False Claims Act that focus on alleged conduct by the Los Angeles Unified School District in connection with its direct application and invoicing for school development and construction funding for a new high school, for which our subsidiary acted as the development manager. We and another of our subsidiaries were named for the first time in the revised complaint, by virtue of an alleged relationship to the subsidiary that was a party to the development agreement, but were not served. In February 2007, the judge dismissed the action against our wholly-owned indirect subsidiary, as well as other defendants, following various substantive and procedural motions. However, the plaintiff may appeal the dismissal and may still seek to serve us and our other subsidiary in this action. Although no assurance can be given that the dismissal will be sustained if appealed, or that the claims alleged by plaintiff against us and our subsidiaries, if proven, would not have a material effect on us, we believe, based on the information currently available to us, that we and our subsidiaries have meritorious defences to such claims.
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

W. P. Carey 2006 10-K – 20

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Listed Shares and Distributions
Our common stock is listed on the New York Stock Exchange under the ticker symbol “WPC”. As of December 31, 2006 there were 26,816 holders of record of our common stock. The following table shows the high and low prices per share and quarterly cash distributions declared for the past two fiscal years:

	2006			2005
			Cash			Cash
			Distributions			Distributions
Period	High	Low	Declared	High	Low	Declared
First quarter	$27.59	$25.29	$0.452	$35.94	$29.05	$0.444
Second quarter	28.18	24.60	0.454	30.95	26.35	0.446
Third quarter	27.98	24.10	0.456	29.85	25.90	0.448
Fourth quarter	31.00	27.50	0.458	27.87	23.85	0.450
Issuer Purchases of Equity Securities
(In thousands except share and per share amounts)

Maximum number (or
			Total number of shares	approximate dollar value) of
			purchased as part of	shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2006 Period	shares purchased (1)	paid per share	plans or programs (1)	plans or programs (1)
October	–	$–	–	$15,862
November	–	–	–	15,862
December	–	–	–	–

Total	–

(1)	In December 2005, our board of directors approved a share repurchase program that gave us authorization to repurchase up to $20,000 of our common stock in the open market beginning December 16, 2005 and ending December 15, 2006 as conditions warranted. During the term of this program, which ended December 15, 2006, we repurchased and retired 166,800 shares totaling $4,138.

W. P. Carey 2006 10-K – 21

Item 6. Selected Financial Data.
(In thousands except per share amounts)

	For the years ended December 31,
	2006	2005	2004	2003	2002
Operating Data: (1)
Revenues from continuing operations (2)	$273,258	$168,784	$219,552	$151,379	$144,006
Income from continuing operations	87,554	47,245	65,592	55,646	45,512
Basic earnings from continuing operations per share	2.32	1.25	1.75	1.52	1.23
Diluted earnings from continuing operations per share	2.25	1.21	1.68	1.45	1.20
Net income	86,303	48,604	65,841	62,878	46,588
Basic earnings per share	2.29	1.29	1.76	1.72	1.31
Diluted earnings per share	2.22	1.25	1.69	1.64	1.28
Cash provided by operating activities	119,940	52,707	98,849	67,295	75,896
Cash distributions paid	68,615	67,004	65,073	62,978	60,708
Cash distributions declared per share	1.82	1.79	1.76	1.73	1.72
Payment of mortgage principal (3)	11,742	9,229	9,428	8,548	8,428

Balance Sheet Data:
Real estate, net (4)	$574,110	$462,343	$485,505	$421,543	$440,193
Net investment in direct financing leases	108,581	131,975	190,644	182,452	189,339
Total assets	1,093,010	983,262	1,013,539	906,505	893,524
Long-term obligations (5)	279,314	247,298	294,629	211,426	237,806

(1)	Certain prior year amounts have been reclassified from continuing operations to discontinued operations.

(2)	Includes revenue earned in connection with CPA® REIT merger transactions in 2006 and 2004.

(3)	Represents scheduled mortgage principal paid.

(4)	Includes real estate accounted for under operating leases, operating real estate and real estate under construction, net of accumulated depreciation.

(5)	Represents mortgage and note obligations and deferred acquisition revenue installments.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except share and per share amounts)
Executive Overview
Business Overview
As described in more detail in Item 1 of this annual report, we are a publicly traded limited liability company. Our stock is listed on the New York Stock Exchange. We operate in two operating segments, management services operations and real estate operations. Within our management services operations, we are currently the advisor to the following affiliated publicly-owned, non-traded, real estate investment trusts: Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 15 Incorporated (“CPA®:15”) and Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global”) and served in this capacity for Corporate Property Associates 12 Incorporated (“CPA®:12”) until its merger with CPA®:14 in December 2006 and Carey Institutional Properties Incorporated (“CIP®”) until its merger with CPA®:15 in September 2004 (collectively, the “CPA® REITs”).
Current Developments and Trends
Significant business developments that occurred during 2006 are detailed in the Significant Developments During 2006 section of Item 1 of this annual report.
Current trends include:
During 2006, we continued to see intense competition in both the domestic and international markets for triple-net leased properties, as capital continued to flow into real estate, in general, and triple-net leased real estate, in particular. We believe that low long-term interest rates by historical standards have created greater investor demand for yield-based investments, such as triple-net leased real

W. P. Carey 2006 10-K – 22

estate, thus creating increased capital flows and a more competitive investment environment. We currently expect these trends to continue in 2007 but currently believe that several factors may provide us with continued investment opportunities in 2007, both domestically and internationally. These factors include increased merger and acquisition activity, which may provide additional sale-leaseback opportunities as a source of funding, a continued desire of corporations to divest themselves of real estate holdings and increasing opportunities for sale-leaseback transactions in the international market, which continues to make up a large portion of our investment opportunities.
For the year ended December 31, 2006, international investments accounted for 48% of total investments made on behalf of the CPA® REITs. For the year ended December 31, 2005, international investments accounted for 54% of total investments. We currently expect international commercial real estate to continue to comprise a significant portion of the investments we make on behalf of the CPA® REITs, although the percentage of international investments in any given period may vary substantially.
Real estate valuations have risen significantly in recent years. We benefit from increases in the valuations of the CPA® REIT portfolios. To the extent that disposing of properties fits with our strategic plans, we may look to take advantage of the increase in real estate prices by selectively disposing of properties, particularly in the more mature portfolios that we manage.
Increases in long term interest rates would likely cause the value of our owned and managed assets to decrease, which would create lower revenues from managed assets and lower investment performance for the managed funds. Increases in interest rates may also have an impact on the credit quality of certain tenants. To the extent that the Consumer Price Index (“CPI”) increases, additional rental income streams may be generated for leases with CPI adjustment triggers and partially offset the impact of declining property values. In addition, we constantly evaluate our debt exposure, and to the extent that opportunities exist to refinance and lock in lower interest rates over a longer term, we may be able to reduce our exposure to short term interest rate fluctuation.
Companies in automotive related industries (manufacturing, parts, services, etc.) continue to experience a challenging environment, which has resulted in several companies filing for bankruptcy protection in recent years. We currently have several automotive industry related tenants in the portfolios we manage, including our own portfolio. Some of these tenants have filed voluntary petitions of bankruptcy. As of December 31, 2006, tenants in the automotive industry in our portfolio and the portfolios we manage represented less than 1% of the asset carrying value of total real estate assets, respectively. If conditions in this industry worsen, additional tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our asset management revenue. Despite these conditions, we continue to evaluate opportunities in these industries as we believe there still may be attractive investment opportunities.
How We Earn Revenue
As described in more detail in Item 1 of this annual report, our management services operations earn revenue by providing services to the CPA® REITs in connection with structuring and negotiating investments and related debt placement (structuring revenue) and providing on-going management of the portfolio (asset-based management and performance revenue). The revenues of this business segment are subject to fluctuation because the volume and timing of transactions that are originated on behalf of the CPA® REITs are subject to various uncertainties, including competition for triple-net lease transactions, the requirement that each investment meet suitability standards and due diligence requirements, including approval of each investment by the investment committee, and the ability to raise capital on behalf of the CPA® REITs.
As described in more detail in Item 1 of this annual report, our real estate operations earn revenue primarily from leasing real estate. We invest in and own commercial properties that we then lease to companies domestically and internationally, primarily on a triple-net lease basis. Revenue from this business segment is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions, tenant defaults and sales of property. Because of our emphasis on growth of assets under management, we generally limit our direct acquisitions of properties, as described in Item 1.
How Management Evaluates Results of Operations
Management evaluates our results of operations with a primary focus on increasing and enhancing the value, quality and amount of assets under management by our management services operations and seeking to increase value in our real estate operations. Management focuses its efforts on improving underperforming assets through re-leasing efforts, including negotiation of lease renewals, or selectively selling assets in order to increase value in our real estate portfolio. The ability to increase assets under management by structuring investments on behalf of the CPA® REITs is affected, among other things, by the CPA® REITs’ ability to raise capital and our ability to identify appropriate investments.
Management’s evaluation of operating results includes our ability to generate necessary cash flow in order to fund distributions to our shareholders. As a result, management’s assessment of operating results gives less emphasis to the effects of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flows, and to other non-cash

W. P. Carey 2006 10-K – 23

charges such as depreciation and impairment charges. Management does not consider unrealized gains and losses resulting from short-term foreign currency fluctuations when evaluating our ability to fund distributions. Management’s evaluation of our potential for generating cash flow includes an assessment of the long-term sustainability of both our real estate portfolio and the assets we manage on behalf of the CPA® REITs.
Management considers cash flows from operations, cash flows from investing activities and cash flows from financing activities to be important measures in the evaluation of our results of operations, liquidity and capital resources. Cash flows from operations are sourced primarily by revenues earned from structuring investments and providing asset-based management services on behalf of the CPA® REITs we manage and long-term lease contracts from our real estate operations. Management’s evaluation of the amount and expected fluctuation of cash flows from operations is essential in evaluating our ability to fund operating expenses, service debt and fund distributions to shareholders.
Management considers cash flows from operating activities plus cash distributions from equity investments in real estate in excess of equity income as a supplemental measure of liquidity in evaluating our ability to sustain distributions to shareholders. Management considers this measure useful as a supplemental measure to the extent the source of distributions in excess of equity income is the result of non-cash charges, such as depreciation and amortization, because it allows management to evaluate such cash flows from consolidated and unconsolidated investments in a comparable manner. In deriving this measure, cash distributions from equity investments in real estate that are sourced from sales of equity investee’s assets or refinancing of debt are excluded because they are deemed to be returns of investment and not returns on investment.
Management focuses on measures of cash flows from investing activities and cash flows from financing activities in its evaluation of our capital resources. Investing activities typically consist of the acquisition or disposition of investments in real property and the funding of capital expenditures with respect to real properties. Cash flows from financing activities primarily consist of the payment of distributions to shareholders, borrowings and repayments under our lines of credit and the payment of mortgage principal amortization.
Results of Operations
We evaluate our results from operations by our two major business segments as follows:
Management Services – This business segment includes management services performed for the CPA® REITs pursuant to advisory agreements. This business line also includes interest on deferred revenue and earnings from unconsolidated investments in the CPA® REITs accounted for under the equity method which were received in lieu of cash for certain payments due under the advisory agreements. In connection with maintaining our status as a publicly traded partnership, this business segment is carried out largely by corporate subsidiaries which are subject to federal, state, local and foreign taxes as applicable. Our financial statements are prepared on a consolidated basis including these taxable operations and include a provision for current and deferred taxes on these operations.
Real Estate – This business segment includes the operations of properties under operating leases, properties under direct financing leases, real estate under construction and development, operating real estate, assets held for sale and equity investments in real estate in ventures accounted for under the equity method which are engaged in these activities. Because of our legal structure, these operations are generally not subject to federal income taxes; however, they may be subject to certain state, local and foreign taxes.

W. P. Carey 2006 10-K – 24

A summary of comparative results of these business segments is as follows:
Management Services Operations

	Years ended December 31,
	2006	2005	Change	2005	2004	Change
Revenues:
Asset management revenue	$57,633	$52,332	$5,301	$52,332	$45,806	$6,526
Structuring revenue	22,506	28,197	(5,691)	28,197	33,675	(5,478)
Incentive, termination and subordinated disposition revenue from mergers	46,018	–	46,018	–	53,588	(53,588)
Reimbursed costs from affiliates	63,630	9,962	53,668	9,962	15,388	(5,426)
Other income	–	372	(372)	372	(1,303)	1,675

	189,787	90,863	98,924	90,863	147,154	(56,291)

Operating Expenses:
General and administrative	(35,742)	(39,458)	3,716	(39,458)	(30,107)	(9,351)
Reimbursable costs	(63,630)	(9,962)	(53,668)	(9,962)	(15,388)	5,426
Depreciation and amortization	(7,643)	(5,602)	(2,041)	(5,602)	(9,366)	3,764

	(107,015)	(55,022)	(51,993)	(55,022)	(54,861)	(161)

Other Income and Expenses:
Other interest income	2,853	3,176	(323)	3,176	2,822	354
Income from equity investments in real estate	5,002	2,092	2,910	2,092	1,643	449
Minority interest in loss (income)	892	235	657	235	(1,010)	1,245
Gain on foreign currency transactions and other gains, net	6,521	2,000	4,521	2,000	–	2,000

	15,268	7,503	7,765	7,503	3,455	4,048

Income from continuing operations before income taxes	98,040	43,344	54,696	43,344	95,748	(52,404)
Provision for income taxes	(44,710)	(18,662)	(26,048)	(18,662)	(49,546)	30,884

Net income from management services operations	$53,330	$24,682	$28,648	$24,682	$46,202	$(21,520)

Asset Management Revenue
We earn asset management revenue (asset-based management and performance revenue) from the CPA® REITs based on assets under management. As funds available to the CPA® REITs are invested, the asset base for which we earn revenue increases. The asset management revenue that we earn may increase or decrease depending upon (i) increases in the CPA® REIT asset bases as a result of new investments; (ii) decreases in the CPA® REIT asset bases resulting from sales of investments; or (iii) increases or decreases in the asset valuations of CPA® REIT funds (which are not recorded for financial reporting purposes).
2006 vs. 2005 – For the years ended December 31, 2006 and 2005, asset management revenue increased $5,301 primarily due to a net increase in our assets under management as a result of recent investment activity of the CPA® REITs, including the investment by CPA®:16 – Global of proceeds from its public offerings, as well as increases in the annual asset valuations of the CPA® REITs, including CPA®:15, which had its initial appraisal in December 2005. The acquisition of properties from CPA®:12 (the “CPA®:12 Acquisition”) for $126,006 prior to its merger with CPA®:14 (the “CPA®:12/14 Merger”) in December 2006 had minimal impact on our asset management revenue for 2006, but will result in a decrease in these revenues of approximately $1,300 in 2007.
A portion of the CPA® REIT asset management revenue is based on each CPA® REIT meeting specific performance criteria and is earned only if the criteria are achieved. The performance criterion for CPA®:16 – Global had not yet been satisfied as of December 31, 2006, resulting in our deferral of $5,527 in performance revenue for the year ended December 31, 2006. Since the inception of CPA®:16 – Global, we have deferred cumulative performance revenue of $10,045. We will only be able to recognize this revenue if the performance criterion is met. The performance criterion for CPA®:16 – Global is a cumulative, non-compounded distribution return to shareholders of 6%. As of December 31, 2006, CPA®:16 – Global’s current distribution rate was 6.44% and its cumulative distribution return was 5.87%. Based on our current assessment, CPA®:16 – Global is expected to meet the cumulative performance criterion during the second quarter of 2007, at which time we would recognize the cumulative deferred revenue. There is no assurance that the performance criterion will be achieved as projected as it is dependent on, among other factors, the performance of properties that CPA®:16 – Global invests in generating income in excess of the performance criterion as well as on the distribution rates that may be set by CPA®:16 – Global’s board of directors. If the performance criterion is achieved, deferred incentive and commission

W. P. Carey 2006 10-K – 25

compensation related to achievement of the performance criterion in the amount of approximately $5,900 (exclusive of interest) as of December 31, 2006, would become payable by us to certain employees.
2005 vs. 2004 – For the years ended December 31, 2005 and 2004, asset management revenue increased $6,526 primarily due to an increase of $7,475 in revenue arising from an increase in assets under management, as described above. This increase was partially offset by a decrease of $949 in asset management revenues as a result of the acquisition of properties from CIP® (the “CIP® Acquisition”) for $142,161 prior to its merger with CPA®:15 (the “CIP®/CPA®:15 Merger”) in September 2004.
Structuring Revenue
Structuring revenue includes current and deferred acquisition revenue from structuring investments and financing on behalf of the CPA® REITs. Investment activity is subject to significant period-to-period variation. As described above in the Current Developments and Trends section above, we continue to face intense competition for investments in commercial properties both domestically and internationally.
2006 vs. 2005 – For the years ended December 31, 2006 and 2005, structuring revenue decreased $5,691, primarily due to a reduction in investment volume and a change in the mix of investment volume between the CPA® REITs. We structured investments totaling $720,000 and $865,000 for the years ended December 31, 2006 and 2005, respectively. Approximately 76% of these investments were structured for CPA®:16 – Global in 2006 as compared with approximately 68% for 2005. As CPA®:16 – Global has not achieved its performance criterion, no deferred acquisition revenue was recorded for these investments. The increase in the percentage of investments structured on behalf of CPA®:16 – Global resulted in a larger deferral of revenue until CPA®:16 – Global’s performance criterion is achieved. The reduction in structuring revenue was partially offset by our having charged a reduced fee on an investment completed on behalf of CPA®:16 – Global during the first quarter of 2005.
As discussed above, a portion of the CPA® REIT structuring revenue is based on each CPA® REIT meeting specific performance criteria and is earned only if the criteria are achieved. The performance criterion for CPA®:16 – Global has not yet been satisfied as of December 31, 2006, resulting in our deferral of $10,809 in structuring revenue for the year ended December 31, 2006. Since the inception of CPA®:16 – Global, we have deferred cumulative structuring revenue of $28,517 and interest thereon of $1,928. We will only be able to recognize this revenue if the performance criterion is met. The current status and anticipated future achievement of the performance criterion is discussed above. Given that we expect CPA®:16 – Global to represent a significant portion of our 2007 investment volume relative to the other CPA® REITs, structuring revenue in 2007 is likely to continue to decrease until the performance criterion is met, which we currently anticipate occurring in the second quarter of 2007.
2005 vs. 2004 – For the years ended December 31, 2005 and 2004, structuring revenue decreased $5,478 primarily due to the same reasons described above. We structured approximately $865,000 of investments for the year ended December 31, 2005 as compared with approximately $890,000 in 2004. Approximately 68% of investments structured during the year ended December 31, 2005 related to CPA®:16 – Global as compared with approximately 45% in 2004. The increase in the percentage of investments structured on behalf of CPA®:16 – Global resulted in a larger deferral of revenue until CPA®:16 – Global’s performance criterion is achieved.
Incentive, Termination and Subordinated Disposition Revenue from Mergers
Incentive, termination and disposition revenues are generally earned in connection with events which provide liquidity or alternatives to the CPA® REIT shareholders. These events do not occur every year and no such event occurred in 2005.
2006 vs. 2005 – In connection with the CPA®:12/14 Merger in December 2006, we earned termination revenue of $25,379 and subordinated disposition revenue of $24,418 from CPA®:12. Subordinated disposition revenue of $3,779 due from CPA®:12 related to properties we acquired from CPA®:12 was not recognized as income but reduced the cost of the properties we acquired.
We agreed to waive any structuring revenue due from CPA®:14 under its advisory agreement with us in connection with this merger. We also agreed to waive any disposition revenues that may subsequently be payable by CPA®:14 to us upon a sale of the assets they acquired from CPA®:12 in the merger.
2005 vs. 2004 – In connection with the CIP®/CPA®:15 Merger in September 2004, we earned incentive revenue of $23,681, subordinated disposition revenue of $18,414 and structuring revenue of $11,493 from CIP®. Subordinated disposition revenue of $4,265 due from CIP® related to properties we acquired from CIP® was not recognized as income but reduced the cost of the properties we acquired.
Reimbursed and Reimbursable Costs
Reimbursed costs from affiliates (revenue) and reimbursable costs (expenses) represent costs incurred by us on behalf of the CPA® REITs, primarily broker-dealer commissions and marketing and personnel costs, which are reimbursed by the CPA® REITs. Revenue from reimbursed costs from affiliates is offset by corresponding charges to reimbursable costs and as such there is no impact on net income related to this income.

W. P. Carey 2006 10-K – 26

2006 vs. 2005 – For the years ended December 31, 2006 and 2005, reimbursed and reimbursable costs increased $53,668, primarily due to broker-dealer commissions and marketing costs related to CPA®:16 – Global’s second public offering, which commenced in March 2006 and was completed in December 2006.
2005 vs. 2004 – For the years ended December 31, 2005 and 2004, reimbursed and reimbursable costs decreased $5,426, primarily due to broker-dealer commissions related to CPA®:16 – Global’s initial public offering. This offering was terminated in March 2005, and as a result we incurred and were reimbursed less in 2005 than in 2004.
General and Administrative
2006 vs. 2005 – For the years ended December 31, 2006 and 2005, general and administrative expenses decreased $3,716 primarily due to reductions in business development expenses of $2,884 and professional fees of $2,148. These decreases were partially offset by an increase in compensation related costs of $1,307.
The decrease in business development related expenses was primarily the result of reductions in advertising costs and costs associated with potential investment opportunities that were ultimately not pursued. In addition, during 2005 we wrote off approximately $811 of costs due to the withdrawal of Corporate Property Associates International Incorporated’s (“CPAI”) registration statement related to its proposed public offering of common stock. The decrease in professional fees was primarily due to reduced legal related costs related to ongoing securities law compliance, including compliance with the Sarbanes-Oxley Act, costs associated with the ongoing SEC investigation and legal expenses associated with our settlement in 2005 for a build-to-suit development management agreement with the Los Angeles Unified School District. The increase in compensation related costs was primarily due to severance costs of $2,100 recognized in 2006 related to several former employees.
2005 vs. 2004 – For the years ended December 31, 2005 and 2004, general and administrative expenses increased $9,351 primarily due to increases in professional fees of $4,114, business development related expenses of $2,862 and other office expenses of $2,205.
The increase in professional fees was primarily related to ongoing securities law compliance, including increased costs of compliance with the Sarbanes-Oxley Act, an increase in costs associated with the ongoing SEC investigation and legal expenses associated with the district settlement referred to above and other legal matters. The increase in business development expenses is a combination of increased advertising expenses and increased costs associated with potential investment opportunities that were ultimately not pursued. Also included in business development expenses for 2005 is the write-off of approximately $811 in CPAI registration statement costs as described above. The increase in office expenses is mainly attributable to the consolidation, since January 1, 2005, of the results of operations of a limited partnership that was previously established to administer an office sharing agreement. As a result, rental and other office sharing expenses have increased compared with 2004, although this increase is partially offset by a corresponding decrease in minority interest in income.
Depreciation and Amortization
2006 vs. 2005 – For the years ended December 31, 2006 and 2005, depreciation and amortization expense increased by $2,041. The increase is primarily due to accelerated amortization on intangible assets related to a management contract with CPA®:12, which was terminated as a result of the CPA®:12/14 Merger.
2005 vs. 2004 – For the years ended December 31, 2005 and 2004, depreciation and amortization expense decreased by $3,764. The decrease is primarily due to $2,798 of accelerated amortization and $1,445 of scheduled amortization in 2004 on certain intangible assets related to a management contract with CIP® that was terminated as a result of the CIP®/CPA®:15 Merger and resulted in no corresponding amortization expense in 2005. These decreases were partially offset by additional depreciation expense in 2005 as a result of an increase in our average fixed asset base as a result of assets acquired in the CIP® Acquisition.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenues less expenses) from our investments in the CPA® REITs in which we have a non-controlling interest but exercise significant influence.
2006 vs. 2005 – For the years ended December 31, 2006 and 2005, income from equity investments in real estate increased by $2,910, primarily due to the recognition of our share of the overall increase in net income of the CPA® REITs compared to 2005. The increase is also the result of receiving restricted shares in consideration for base asset management and performance revenue from certain of the CPA® REITs.

W. P. Carey 2006 10-K – 27

2005 vs. 2004 – For the years ended December 31, 2005 and 2004, income from equity investments in real estate increased $449, primarily due to an increase in our ownership of shares in the CPA® REITs as a result of receiving restricted shares in consideration for base asset management and performance revenue from certain of the CPA® REITs.
Gain on Foreign Currency Transactions and Other Gains, Net
2006 – We recognized a gain of $6,521 during 2006, in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, from the disposal of our interests in CPA®:12 in the CPA®:12/14 Merger. We owned 2,134,140 shares of CPA®:12 at the time of the merger and elected to receive $9,861 in cash and 1,022,800 shares of CPA®:14 stock (see Merger of CPA®:12 and CPA®:14 in Item 1 above).
2005 – We recognized a non-cash gain of $2,000 during 2005 as a result of entering into a settlement agreement with the Los Angeles Unified School District and certain other parties in connection with a build-to-suit development management agreement. The income represents the deferral of a portion of the gain on sale of land to the district in 2002.
Provision for Income Taxes
2006 vs. 2005 – For the years ended December 31, 2006 and 2005, the provision for income taxes increased $26,048 due to increased pre-tax earnings in 2006 primarily as a result of the revenue earned in connection with the CPA®:12/14 Merger. Approximately 78% of our management revenue in 2006 was earned by a taxable, wholly owned subsidiary. The effective tax rate for 2006 was 46% as compared to 43% in 2005.
2005 vs. 2004 – For the years ended December 31, 2005 and 2004, the provision for income taxes decreased $30,884 due to decreased pre-tax earnings in 2005 primarily as a result of revenue earned in 2004 in connection with the CIP®/CPA®:15 Merger and a decrease in the effective tax rate. Approximately 86% of our management revenue in 2005 was earned by a taxable, wholly owned subsidiary. The effective tax rate for 2005 was 43% as compared to 52% in 2004. The decrease is primarily due to a significant portion of our 2004 revenue being earned in states with higher tax rates.
Net Income from Management Services Operations
2006 vs. 2005 – For the years ended December 31, 2006 and 2005, net income from management services operations increased by $28,648, primarily due to revenue we earned in 2006 totaling approximately $25,000, net of taxes, in connection with the CPA®:12/14 Merger. In accordance with SFAS 140, we recognized a gain of $6,521 on the disposal of our shares in CPA®:12. An increase in asset management revenue resulting primarily from the growth in assets under management was offset by a reduction in structuring revenue primarily due to lower investment volume in 2006 as compared to 2005. These variances are described above.
2005 vs. 2004 – For the years ended December 31, 2005 and 2004, net income from management services operations decreased $21,520 primarily due to the revenue we earned in 2004 related to the CIP®/CPA®:15 Merger. The net of tax impact of revenue earned from this merger approximated $27,000. A reduction in structuring revenue as a result of lower investment volume in 2005 as compared to 2004 and an increase in the percentage of investments structured for CPA®:16 – Global also contributed to the decrease in net income from management services operations in 2005, as did the increase in general and administrative expenses described above. These decreases were partially offset by the increased income from other business operations and decreased depreciation and amortization expense as described above.

W. P. Carey 2006 10-K – 28

Real Estate Operations

	Years ended December 31,
	2006	2005	Change	2005	2004	Change
Revenues:
Lease revenues	$74,090	$67,215	$6,875	$67,215	$59,747	$7,468
Other real estate income	9,381	10,706	(1,325)	10,706	12,651	(1,945)

	83,471	77,921	5,550	77,921	72,398	5,523

Operating Expenses:
General and administrative	(5,752)	(5,761)	9	(5,761)	(5,490)	(271)
Depreciation and amortization	(18,405)	(15,350)	(3,055)	(15,350)	(11,807)	(3,543)
Property expenses	(7,046)	(6,932)	(114)	(6,932)	(5,329)	(1,603)
Impairment charges and loan losses	(1,147)	(5,704)	4,557	(5,704)	(12,899)	7,195
Other real estate expenses	(5,881)	(6,327)	446	(6,327)	(6,261)	(66)

	(38,231)	(40,074)	1,843	(40,074)	(41,786)	1,712

Other Income and Expenses:
Other interest income	580	335	245	335	270	65
Income from equity investments in real estate	2,606	3,090	(484)	3,090	3,665	(575)
Minority interest in income	(1,704)	(499)	(1,205)	(499)	(489)	(10)
Gain (loss) on sale of securities, foreign currency transactions and other gains, net	6,422	(695)	7,117	(695)	1,222	(1,917)
Interest expense	(18,139)	(16,787)	(1,352)	(16,787)	(14,453)	(2,334)

	(10,235)	(14,556)	4,321	(14,556)	(9,785)	(4,771)

Income from continuing operations before income taxes	35,005	23,291	11,714	23,291	20,827	2,464
Provision for income taxes	(781)	(728)	(53)	(728)	(1,437)	709

Income from continuing operations	34,224	22,563	11,661	22,563	19,390	3,173
(Loss) income from discontinued operations	(1,251)	1,359	(2,610)	1,359	249	1,110

Net income from real estate operations	$32,973	$23,922	$9,051	$23,922	$19,639	$4,283

The presentation of results of operations for our real estate operations for the year ended December 31, 2006 was affected by our adoption of EITF 04-05 effective January 1, 2006. As a result of adopting EITF 04-05, we now consolidate an investment in a property leased to CheckFree Holdings Corporation Inc. that was previously accounted for as an equity investment in real estate. This contributed to the increases described below for lease revenues, depreciation and amortization and interest expense. This also resulted in a decrease of $1,129 in income from equity investments in real estate and an increase of $949 in minority interest in income as compared to 2005.
Our real estate operations consist of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the years ended December 31, 2006, 2005 and 2004, are as follows:

	Years ended December 31,
	2006	2005	2004
Rental income	$60,640	$51,764	$44,236
Interest income from direct financing leases	13,450	15,451	15,511

	$74,090	$67,215	$59,747

W. P. Carey 2006 10-K – 29

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	Years ended December 31,
	2006	2005	2004
Bouygues Telecom, S.A. (a) (b)	$4,786	$4,674	$4,436
Detroit Diesel Corporation (i)	4,615	4,396	4,158
CheckFree Holdings Corporation Inc. (b) (c)	4,604	–	–
Dr Pepper Bottling Company of Texas	4,444	4,382	4,334
Orbital Sciences Corporation (d)	3,023	3,023	2,747
Titan Corporation (e)	2,912	2,898	965
America West Holdings Corp.	2,838	2,838	2,838
AutoZone, Inc.	2,320	2,326	2,362
Quebecor Printing, Inc. (i)	1,941	1,941	1,523
Sybron Dental Specialties Inc.	1,770	1,770	1,770
Unisource Worldwide, Inc.	1,694	1,609	1,705
BE Aerospace, Inc.	1,575	1,580	1,585
CSS Industries, Inc. (f)	1,570	1,380	1,637
Eagle Hardware & Garden, Inc., a wholly owned subsidiary of Lowe’s Companies Inc. (i)	1,543	1,549	1,306
Lucent Technologies, Inc. (e)	1,518	1,518	524
Sprint Spectrum, L.P.	1,425	1,425	1,425
Enviro Works, Inc. (e)	1,326	1,254	433
AT&T Corporation	1,259	1,259	1,259
BellSouth Telecommunications, Inc.	1,224	1,224	1,224
Werner Corporation (g)	1,206	–	–
United States Postal Service	1,175	1,233	1,233
Omnicom Group Inc. (e)	1,168	1,140	378
Swat-Fame, Inc. (i) (j)	1,120	1,239	1,086
Other (a) (b) (e) (h)	23,034	22,557	20,819

	$74,090	$67,215	$59,747

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	Lease revenues applicable to minority interests in the consolidated amounts above total $4,030, $1,677 and $1,597 as of December 31, 2006, 2005 and 2004, respectively.

(c)	Property is consolidated beginning January 1, 2006 as a result of implementation of EITF 04-05.

(d)	Increase is due to rent increase in 2004.

(e)	Includes the CIP® real estate interests acquired in September 2004.

(f)	Decrease in 2005 due to a reduction in the estimated residual value of property under direct finance lease. Property reclassified as an operating lease from a direct financing lease in January 2006.

(g)	New tenant at existing property.

(h)	Includes the CPA®:12 real estate interests acquired in December 2006.

(i)	Increase is due to rent increase in 2005.

(j)	Tenant vacated a portion of this property in September 2006.

W. P. Carey 2006 10-K – 30

We recognize income from equity investments in real estate of which lease revenues are a significant component. Our ownership interests range from 33% to 60%. Our share of net lease revenues in the following lease obligations is as follows:

	Years ended December 31,
	2006	2005	2004
Carrefour France, SA (a) (g)	$4,054	$3,496	$3,417
Federal Express Corporation	2,727	2,697	2,668
Information Resources, Inc.	1,863	1,698	1,644
Sicor, Inc. (c)	1,671	1,671	557
Hologic, Inc.	1,141	1,136	1,136
Childtime Childcare, Inc.	512	472	472
Consolidated Systems, Inc. (f)	287	–	–
Medica – France, SA (a) (b)	173	–	–
The Retail Distribution Group (b)	26	–	–
CheckFree Holdings Corporation Inc. (d)	–	2,247	2,180
Titan Corporation (e)	–	–	354

	$12,454	$13,417	$12,428

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	Includes the CPA®:12 real estate interests acquired in December 2006.

(c)	Includes the CIP® real estate interests acquired in September 2004.

(d)	Property is consolidated beginning January 1, 2006 as a result of implementation of EITF 04-05.

(e)	We acquired the remaining interest in this property with the September 2004 acquisition of CIP® real estate interests.

(f)	We acquired our interest in this property in 2006.

(g)	We increased our interest in this property in December 2006 as a result of the CPA®:12 Acquisition.
Lease Revenues
2006 vs. 2005 – For the years ended December 31, 2006 and 2005, lease revenues (rental income and interest income from direct financing leases) increased by $6,875 primarily due to the consolidation of an investment that we previously accounted for as an equity investment in real estate, rent increases and new lease activity at existing properties and to a lesser extent, revenue earned from properties acquired in the
CPA®:12 Acquisition in December 2006. As a result of adopting EITF 04-05 effective January 1, 2006, we recognized revenue of $4,605 from the consolidation of our investment in a property leased to CheckFree Holdings. Rent increases and rent from new tenants at existing properties contributed $2,402 while lease revenue from the CPA®:12 Acquisition contributed $405 of the increase. These increases were partially offset by a lease expiration in July 2006.
2005 vs. 2004 – For the years ended December 31, 2005 and 2004, lease revenues increased $7,468 primarily due to $7,126 in revenue from properties acquired in the CIP® Acquisition in September 2004, $1,530 in rent increases from existing tenants and $448 of rent increases from new tenants at existing properties. These increases were partially offset by a reduction in rent of $1,272 primarily due to lease expirations at certain properties and a reduction of $734 in interest income from direct financing leases for financial reporting purposes as a result of reducing estimated residual values on several leases.
Our net leases generally have rent increases based on formulas indexed to increases in the CPI or other indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future.
Other Real Estate Income
Other real estate income generally consists of revenue from other business operations of Livho, Inc., a Holiday Inn hotel franchise that we operate at our property in Livonia, Michigan and from our domestic self-storage properties as well as lease termination payments and other non-rent related revenues from real estate operations including, but not limited to, settlements of claims against former lessees. We receive settlements in the ordinary course of business; however, the timing and amount of such settlements cannot always be estimated.
2006 vs. 2005 – For the years ended December 31, 2006 and 2005, other operating income decreased by $1,325, primarily due to the receipt of bankruptcy proceeds of $1,169 during the year ended December 31, 2005.
2005 vs. 2004 – For the years ended December 31, 2005 and 2004, other operating income decreased by $1,945. The decrease is primarily due to a reduction of $2,620 in settlement proceeds received from outstanding bankruptcy claims which were partially offset

W. P. Carey 2006 10-K – 31

by an increase of $570 in reimbursable tenant costs. Actual recoveries of reimbursable tenant costs are recorded as both revenue and expense and therefore have no impact on net income.
Depreciation and Amortization
2006 vs. 2005 – For the years ended December 31, 2006 and 2005, depreciation and amortization expense increased by $3,055 primarily due to depreciation of $1,744 from the reclassification of a property as an operating lease that we previously accounted for as a direct financing lease and depreciation of $935 related to the consolidation of our investment in the CheckFree Holdings property that we previously accounted for as an equity investment in real estate. Depreciation and amortization from assets acquired in the CPA®:12 Acquisition contributed an additional $309 of the increase.
2005 vs. 2004 – For the years ended December 31, 2005 and 2004, depreciation and amortization expense increased by $3,543. The increase is primarily due to $4,292 of depreciation and amortization expense related to the CIP® Acquisition in September 2004.
Property Expenses
2006 vs. 2005 – For the years ended December 31, 2006 and 2005, property expenses remained relatively unchanged at $7,046 and $6,932, respectively.
2005 vs. 2004 – For the years ended December 31, 2005 and 2004, property expenses increased $1,603 primarily due to increases in property related expenses such as legal and professional fees at specific properties and increases in reimbursable tenant costs. Actual recoveries of reimbursable tenant costs are recorded as both revenue and expense and therefore have no impact on net income.
Impairment Charges and Loan Losses
For the years ended December 31, 2006, 2005 and 2004, we recorded impairment charges and loan losses related to our continuing real estate operations totaling $1,147, $5,704 and $12,899, respectively. The table below summarizes the impairment charges recorded for the past three fiscal years for both assets held for use and assets held for sale:

	2006	2005	2004
	Impairment	Impairment	Impairment
Property	Charges	Charges	Charges	Reason
West Mifflin, Pennsylvania	$817	$2,684	$–	Decline in unguaranteed residual value of property
Memphis, Tennessee	–	–	2,337	Decline in unguaranteed residual value of property
Winona, Minnesota	–	–	1,250	Loan loss related to sale of property
Livonia, Michigan	–	1,130	7,500	Decline in asset value
Various properties	330	1,890	1,812	Decline in unguaranteed residual value of properties or decline in asset value

Impairment charges and loan losses from continuing operations	$1,147	$5,704	$12,899

Amberly Village, Ohio	$3,200	$9,450	$–	Property sold for less than carrying value
Toledo, Ohio	–	–	4,700	Property sold for less than carrying value
Berea, Kentucky	–	5,241	1,099	Property sold for less than carrying value
Frankenmuth, Michigan	–	–	1,000	Property sold for less than carrying value
Various properties	157	1,375	2,400	Property sold / to be sold for less than carrying value or property value has declined

Impairment charges and loan losses from discontinued operations	$3,357	$16,066	$9,199

Income from Equity Investments in Real Estate
2006 vs. 2005 – For the years ended December 31, 2006 and 2005, income from equity investments in real estate decreased $484, primarily due to a decrease of $1,129 related to the consolidation of our investment in the CheckFree Holdings propertythat we previously accounted for as an equity investment in real estate. This decrease was partially offset by increases resulting from equity investments in real estate acquired during the year as well as the impact of rent increases at existing properties.
2005 vs. 2004 – For the years ended December 31, 2005 and 2004, income from equity investments in real estate decreased $575, primarily due to the full year effect of an acquisition in September 2004 of a 50% interest in a general partnership and the remaining

W. P. Carey 2006 10-K – 32

81.46% interest in a limited partnership. In 2005, we recorded an increase of $244 in the loss related to the 50% interest in the general partnership. In addition, income from equity investments in real estate also decreased $303 as a result of the acquisition of the remaining interests in a limited partnership which, subsequent to the acquisition, is accounted for as a consolidated subsidiary.
Gain (Loss) on Sale of Securities, Foreign Currency Transactions and Other Gains, net
2006 vs. 2005 – For the year ended December 31, 2006, we recognized net gains on the sale of securities, foreign currency transactions and other gains of $6,422 as compared with a net loss of $695 for 2005. The net gain for 2006 is comprised primarily of a realized gain of $4,800 from the sale of our common stock holdings of Meristar Hospitality Corp. as well as net gains on foreign currency transactions as we benefited from the relative weakening of the U.S. dollar against the Euro in 2006. The net loss for 2005 is comprised primarily of net losses on foreign currency transactions due to the relative strengthening of the U.S. dollar against the Euro in 2005.
2005 vs. 2004 – For the year ended December 31, 2005, we recognized net losses on the sale of securities, foreign currency transactions and other gains of $695 as compared with a net gain of $1,222 for 2004 primarily due to foreign currency exchange movements. As described above, the net loss in 2005 is due to the relative strengthening of the U.S. dollar against the Euro in 2005, whereas the net gain in 2004 is primarily the result of the relative weakening of the U.S. dollar against the Euro in 2004.
Interest Expense
2006 vs. 2005 – For the years ended December 31, 2006 and 2005, interest expense increased $1,352, primarily due to an increase of $2,604 from the full year impact of new mortgage financing at existing properties that were obtained during 2005 and $1,721 related to the consolidation of our investment in the CheckFree Holdings property that we previously accounted for as an equity investment in real estate. These increases were partially offset by a reduction in interest payments of $2,640 related to our credit facility and a reduction in interest payments from making scheduled principal payments. The reduction in interest expense on the unsecured credit facility resulted from lower average outstanding balances during the comparable periods on our facility partially offset by rising interest rates. The average outstanding balance on our unsecured facility decreased by approximately $65,000 whereas the average annual interest rate increased approximately 1.9% compared with 2005.
Debt balances obtained on the properties acquired in the December 2006 CPA®:12 Acquisition and financing obtained on self-storage assets acquired in December 2006 did not have a significant impact on interest expense in 2006.
2005 vs. 2004 – For the years ended December 31, 2005 and 2004, interest expense increased $2,334, primarily due to an increase of $2,134 related to higher average outstanding borrowings and higher variable interest rates related to our credit facility, $1,165 related to debt balances outstanding on the properties acquired in the CIP® Acquisition in September 2004 and $526 related to new mortgage debt at existing properties. These increases were partially offset by lower interest payments resulting from paying off mortgage balances and scheduled principal payments. The average outstanding balance and annual variable interest rate on our unsecured facility increased by approximately $31,000 and 1.8%, respectively, for the comparable years.
Income from Continuing Operations
2006 vs. 2005 – For the years ended December 31, 2006 and 2005, income from continuing operations increased $11,661 primarily due to realized gains totaling $4,800 on the sale of our Meristar common stock holdings and a reduction in impairment charges of $4,557, as well as increases in lease revenues of $2,402, primarily from rent increases and rent from new tenants at existing properties. These variances are described above.
2005 vs. 2004 – For the years ended December 31, 2005 and 2004, income from continuing operations increased by $3,173, primarily due to a decrease in impairment charges of $7,195 and the accretive impact on net income as a result of the CIP® Acquisition. These increases were partially offset by the negative impact of foreign currency translations, additional interest expense incurred on our unsecured line of credit and a reduction in other real estate income. These variances are all described above.
Discontinued Operations
2006 – For the year ended December 31, 2006, we incurred a loss from discontinued operations of $1,251 primarily due to a net loss of $1,346 from the operations of discontinued properties. Gains totaling $3,452 from the sales of properties were almost entirely offset by impairment charges on these properties totaling $3,357 during 2006.
2005 – For the year ended December 31, 2005, we earned income from discontinued operations of $1,359 primarily from gains on sales of several properties totaling $10,474 and income of $6,951 from the operations of discontinued properties, largely offset by impairment charges totaling $16,066 on several of these properties.

W. P. Carey 2006 10-K – 33

2004 – For the year ended December 31, 2004, we earned income from discontinued operations of $249, which is comprised primarily of income earned from discontinued operations of $9,359 that were largely offset by impairment charges incurred on these properties totaling $9,199.
Impairment charges for 2006, 2005 and 2004 are described in Impairment Charges and Loan Losses above.
The effect of suspending depreciation expense as a result of the classification of properties as held for sale was $238, $235 and $381 for the years ended December 31, 2006, 2005 and 2004, respectively.
Financial Condition
Uses of Cash during the Year
There has been no material change in our financial condition since December 31, 2005. Cash and cash equivalents totaled $22,108 as of December 31, 2006, an increase of $9,094 from the December 31, 2005 balance. We believe that we will generate sufficient cash from operations and, if necessary, from the proceeds of limited recourse mortgage loans, unused capacity on our credit facility, unsecured indebtedness and the issuance of additional equity securities to meet our short-term and long-term liquidity needs. We assess our ability to access capital on an ongoing basis. Our use of cash during the year is described below.
Operating Activities
During 2006, cash flow from operations was sufficient to fund distributions to shareholders of $68,615. Our real estate operations provided cash flows (contractual lease revenues, net of property-level debt service) of approximately $49,250. Operating cash flow fluctuates on a quarterly basis due to factors that include the timing of the receipt of transaction-related revenue, the timing of certain compensation costs that are paid and receipt of the annual installment of deferred acquisition revenue and interest thereon in the first quarter.
During 2006, we received revenue of $26,053 from providing asset-based management services on behalf of the CPA® REITs, exclusive of that portion of such revenue being satisfied by the CPA® REITs through the issuance of their restricted common stock rather than paying cash (see below). We also received revenue of $19,047 in connection with structuring investments on behalf of the CPA® REITs and termination and subordinated disposition revenue totaling $46,018 from CPA®:12 for services provided in connection with the CPA®:12/14 Merger. In January 2006, we received $15,474 related to the annual installment of deferred acquisition revenue from CPA®:12, CPA®:14 and CPA®:15, all of which have met their performance criteria, including interest. The next installment of deferred acquisition revenue was received in January 2007 from CPA®:14 and CPA®:15 and amounted to $16,701, including interest. CPA®:16 – Global has not yet met the performance criterion and we currently anticipate that the deferred amounts for CPA®:16 – Global will be recognized by us and paid by them during the first half of 2007. In 2006, we elected to receive all performance revenue from the CPA® REITs as well as the asset management revenue payable by CPA®:16 – Global in restricted shares rather than cash. However, for 2006 we elected to receive the base asset management revenue from CPA®:12 in cash (rather than in stock, as in the prior year) which benefited operating cash flows by $3,353.
For 2007, we have elected to continue to receive all performance revenue from the CPA® REITs as well as the asset management revenue payable by CPA®:16 – Global in restricted shares rather than cash. We expect that the election to receive restricted shares will continue to have a negative impact on cash flows during 2007, as this election is annual.
We estimate that the properties we acquired from CPA®:12 will generate annual lease revenue and cash flow, inclusive of minority interest, of approximately $4,900 and $3,900, respectively, and annual equity income of approximately $900. This additional cash flow will be partially offset by lower annual asset management revenue approximating $1,300. There are no scheduled balloon payments on any of the properties acquired from CPA®:12 until 2009. In addition, we expect that income taxes related to asset management revenue earned on the assets purchased by CPA®:14 in the merger will increase as such revenue will now be earned by one of our taxable subsidiaries.
Investing Activities
Our investing activities are generally comprised of real estate transactions (purchases and sales) and capitalized property related costs. During 2006, we used $102,049 to make acquisitions including our purchase of interests in 37 properties from CPA®:12 in December 2006, several acquisitions by a wholly owned subsidiary of self-storage properties and an equity investment with an affiliate. We also received net proceeds of $50,053 from the sales of several domestic properties and the sale of our CPA®:12 and Meristar holdings.
During 2006, we provided our affiliate, CPA®:15, with $84,000 to fund the early repayment of a mortgage obligation. This loan was used to facilitate the completion of the sale of one of its properties and was repaid within the next few business days. In connection with the CPA®:12/14 Merger in December 2006, we provided our affiliate, CPA®:14, with $24,000. The loan was used to fund its merger obligations and was repaid within the next few business days. We also received distributions from the CPA® REITs totaling $15,711 as a result of our ownership of shares in the CPA® REITs, with $10,709 included in cash flows from investing activities, representing an amount in excess of the income recognized on the CPA® REIT investments for financial reporting purposes.

W. P. Carey 2006 10-K – 34

Based on current distribution rates and our current investment in the CPA® REITS, our annual distributions from the CPA® REITs for 2007 are projected to be approximately $7,400.
Financing Activities
During 2006, we paid distributions to shareholders of $68,615, an increase over the prior year. In addition to paying distributions, our financing activities included making scheduled mortgage principal payments totaling $11,742 and paying down the outstanding balance on our unsecured credit facility by $13,000. Gross borrowings under the unsecured credit facility were $123,000, which were used for several purposes in the normal course of business, and repayments were $136,000. In December 2006, a wholly owned subsidiary entered into a $105,000 secured credit facility to finance the acquisition of domestic self-storage properties. Gross borrowings under the secured credit facility were $15,501. In addition, we obtained $36,000 of mortgage financing including $30,000 related to the refinancing of an investment leased to CheckFree Holdings that we now consolidate in accordance with EITF 04-05. Also during 2006, we received $4,031 from the release of escrow funds that we deposited during 2005 in connection with obtaining mortgage financing on several investments and raised $8,660 from the issuance of shares primarily through our Distribution Reinvestment and Share Purchase Plan.
In the case of limited recourse mortgage financing that does not fully amortize over its term or is currently due, we are responsible for the balloon payment only to the extent of our interest in the encumbered property because the holder generally has recourse only to the collateral. When balloon payments come due, we may seek to refinance the loan, restructure the debt with the existing lenders or evaluate our ability to satisfy the obligation from our existing resources including our unsecured line of credit. To the extent the remaining initial lease term on any property remains in place for a number of years beyond the balloon payment date, we believe that the ability to refinance balloon payment obligations is enhanced. We also evaluate our outstanding loans for opportunities to refinance debt at lower interest rates that may occur as a result of decreasing interest rates or improvements in the credit rating of tenants. We believe we have sufficient resources to pay off the loans if they are not refinanced.
Summary of Financing
The table below summarizes our mortgage notes payable and credit facilities as of December 31, 2006 and 2005, respectively.

	December 31,
	2006	2005
Balance:
Fixed rate	$208,665	$181,116
Variable rate (1)	69,988	64,997

Total	$278,653	$246,113

Percent of total debt:
Fixed rate	75%	74%
Variable rate (1)	25%	26%

	100%	100%

Weighted average interest rate at end of period:
Fixed rate	6.50%	6.60%
Variable rate (1)	5.46%	5.28%

(1)	Includes amounts outstanding under our secured credit facility totaling $15,501 at December 31, 2006 and amounts outstanding under our unsecured credit facility totaling $2,000 and $15,000 at December 31, 2006 and 2005, respectively. Variable rate mortgage notes are primarily comprised of notes subject to future interest rate resets.
Cash Resources
As of December 31, 2006, our cash resources consisted of the following:
–	Cash and cash equivalents totaling $22,108, of which $3,181 was held in foreign bank accounts to maintain local capital requirements;

–	Unsecured credit facility with unused capacity of up to $173,000, which may also be used to loan funds to our affiliates;

–	Unleveraged properties with a carrying value of $269,321, subject to meeting certain financial ratios on our unsecured credit facility; and

–	Secured credit facility with unused capacity of up to $89,499, available to a wholly owned subsidiary to finance self-storage acquisitions.

W. P. Carey 2006 10-K – 35

Our cash resources can be used for working capital needs and other commitments and may be used for future investments. We continue to evaluate fixed-rate financing options, such as obtaining limited recourse financing on our unleveraged properties. Any financing obtained may be used for working capital objectives and may be used to pay down existing debt balances. A summary of our secured and unsecured credit facilities is provided below:

	December 31, 2006		December 31, 2005
	Maximum	Outstanding	Maximum	Outstanding
	Available	Balance	Available	Balance
Unsecured credit facility	$175,000	$2,000	$225,000	$15,000
Secured credit facility	105,000	15,501	–	–
Unsecured credit facility
The unsecured credit facility has financial covenants requiring us, among other things, to maintain a minimum equity value and to meet or exceed certain operating and coverage ratios. We are in compliance with these covenants as of December 31, 2006. Advances are prepayable at any time. The unsecured credit facility expires in May 2007, however, we can, at our option, renew this facility for an additional year on substantially the same terms. We are currently negotiating a renewal or replacement of this facility. We do not believe that any failure to renew or replace this facility would materially effect our operations.
Amounts drawn on the credit facility bear interest at a rate of either (i) the one, two, three or six-month LIBOR, plus a spread which ranges from 0.6% to 1.45% depending on leverage or corporate credit rating or (ii) the greater of the bank’s Prime Rate and the Federal Funds Effective Rate, plus .50%, plus a spread of up to .125% depending on our leverage ratio.
Secured credit facility
In December 2006, Carey Storage Fund, a wholly owned subsidiary, entered into a credit facility for up to $105,000 with Morgan Stanley Mortgage Capital Inc. that matures in December 2008. The facility is collateralized by any self-storage real estate assets acquired with proceeds from the facility. Advances from this facility bear interest at an annual rate of the one-month LIBOR, plus a spread that ranges from 1.75% to 2.35% depending on the aggregate debt yield for the collateralized asset pool. Advances can be prepaid at any time, however advances prepaid prior to March 8, 2008 are subject to a prepayment penalty of 1.25% of the principal amount of the loan being prepaid. This facility has financial covenants requiring Carey Storage Fund, among other things, to meet or exceed certain operating and coverage ratios. For 2006, Carey Storage Fund has received a covenant compliance waiver from the lender due to its limited operating history as of December 31, 2006.
Cash Requirements
During 2007, cash requirements will include paying distributions to shareholders, scheduled mortgage principal payments, including mortgage balloon payments totaling $15,541 with $6,041 due in August 2007 and $9,500 due in December 2007, making distributions to minority partners as well as other normal recurring operating expenses. We may also seek to use our cash to invest in new properties and maintain cash balances sufficient to meet working capital needs. We may issue additional shares in connection with investments when it is consistent with the objectives of the seller.
We have budgeted capital expenditures of up to approximately $2,700 at various properties during 2007. The capital expenditures will primarily be for tenant and property improvements in order to enhance a property’s cash flow or marketability for re-leasing or sale.
We expect to meet our capital requirements to fund future investments, any capital expenditures on existing properties and scheduled debt maturities on limited recourse mortgages through use of our cash reserves or unused amounts on our unsecured credit facility.

W. P. Carey 2006 10-K – 36

Aggregate Contractual Agreements
The table below summarizes our contractual obligations as of December 31, 2006 and the effect that these obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Mortgage notes payable – Principal	$261,152	$26,274	$55,560	$46,152	$133,166
Mortgage notes payable – Interest (1)	81,691	15,693	25,915	17,824	22,259
Unsecured credit facility – Principal	2,000	2,000	–	–	–
Unsecured credit facility – Interest (1)	43	43	–	–	–
Secured credit facility – Principal	15,501	–	15,501	–	–
Secured credit facility – Interest (1)	2,276	1,173	1,103	–	–
Deferred acquisition compensation due to affiliates – Principal	661	524	137	–	–
Deferred acquisition compensation due to affiliates – Interest	48	40	8	–	–
Operating leases (2)	27,732	2,439	5,697	5,569	14,027
Other commitments (3)	900	150	300	300	150

	$392,004	$48,336	$104,221	$69,845	$169,602

(1)	Interest on variable rate debt obligations was calculated using the variable interest rate as of December 31, 2006.

(2)	Operating lease obligations consist primarily of the total minimum rents payable on the lease for our principal offices. We are reimbursed by affiliates for their share of the future minimum rents under an office cost-sharing agreement. These amounts are allocated among the entities based on gross revenues and are adjusted quarterly.

(3)	Represents a commitment to contribute capital to an investment in India.
Amounts related to our foreign operations are based on the exchange rate of the Euro as of December 31, 2006.
We have employment contracts with several senior executives. These contracts provide for severance payments in the event of termination under certain conditions, including change of control.
As of December 31, 2006, we have no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
We and Carey Financial Corporation (“Carey Financial”), our wholly-owned broker-dealer subsidiary, are currently subject to an SEC investigation into payments made to third-party broker-dealers in connection with the distribution of REITs managed by us and other matters. Although no regulatory action has been initiated against us or Carey Financial in connection with the matters being investigated, we expect that the Commission may pursue an action in the future. The potential timing of any action and the nature of the relief or remedies the Commission may seek cannot be predicted at this time. If an action is brought, it could materially affect our cash requirements. See Item 3 – Legal Proceedings for a discussion of this investigation.
In connection with the purchase of many of our properties, we required the sellers to perform environmental reviews. We believe, based on the results of these reviews, that our properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with leakage from underground storage tanks, surface spills or historical on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, our leases generally require tenants to indemnify us from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. The leases generally include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow us to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of our leases allow us to require financial assurances from tenants such as performance bonds or letters of credit if the costs of remediating environmental conditions are, in our estimation, in excess of specified amounts. Accordingly, we believe that the ultimate resolution of environmental matters should not have a material adverse effect on our financial condition, liquidity or results of operations.

W. P. Carey 2006 10-K – 37

Subsequent Events
In January and February 2007, Carey Storage acquired three domestic self-storage properties for approximately $19,600. In connection with these acquisitions, Carey Storage drew down $11,580 from its secured credit facility. Carey Storage incurs a fixed annual interest rate equal to the one-month LIBOR plus a spread which ranges from 1.75% to 2.35% on all borrowings under this facility. All amounts drawn under this facility are due in December 2008.
We formed Corporate Property Associates 17 – Global Incorporated (“CPA®:17”) in February 2007 for the purpose of investing in a diversified portfolio of income-producing commercial properties and other real estate related assets, both domestically and outside the United States. We filed a registration statement on Form S-11 with the SEC during February 2007 to raise up to $2,500,000 of common stock of CPA®:17 (including amounts under its dividend reinvestment plan) and expect to commence fundraising during 2007.
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
Classification of Real Estate Assets
We classify our directly owned leased assets for financial reporting purposes or when significant lease items are amended as either real estate leased under operating leases or net investment in direct financing leases at the inception of a lease. This classification is based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. In determining the classification of a lease, we use estimates of remaining economic life provided by third party appraisals of the leased assets. The calculation of the present value of future minimum rents includes determining a lease’s implicit interest rate, which requires an estimate of the residual value of leased assets as of the end of the non-cancelable lease term. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets. The contractual terms of our leases are not necessarily different for operating and direct financing leases; however the classification is based on accounting pronouncements which are intended to indicate whether the risks and rewards of ownership are retained by the lessor or substantially transferred to the lessee. Management believes that it retains certain risks of ownership regardless of accounting classification. Assets classified as net investment in direct financing leases are not depreciated but are written down to expected residual value over the lease term, therefore, the classification of assets may have a significant impact on net income even though it has no effect on cash flows.
Identification of Tangible and Intangible Assets in Connection with Real Estate Acquisitions
In connection with the acquisition of properties, purchase costs are allocated to tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of tangible assets, consisting of land, buildings and tenant improvements, is determined as if vacant. Intangible assets including the above-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values. Below-market values of leases are also recorded at their relative fair values and are recorded as liabilities in the accompanying financial statements.
The value attributed to tangible assets is determined in part using a discounted cash flow model which is intended to approximate what a third party would pay to purchase the property as vacant and rent at current “market” rates. In applying the model, we assume that the disinterested party would sell the property at the end of a market lease term. Assumptions used in the model are property-specific as it is available; however, when certain necessary information is not available, we will use available regional and property-type information. Assumptions and estimates include a discount rate or internal rate of return, marketing period necessary to put a lease in place, carrying costs during the marketing period, leasing commissions and tenant improvements allowances, market rents and growth factors of such rents, market lease term and a cap rate to be applied to an estimate of market rent at the end of the market lease term.
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

W. P. Carey 2006 10-K – 38

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
Basis of Consolidation
The accompanying consolidated financial statements include all of our accounts and those of our majority owned and/or controlled subsidiaries. The portion of these entities not owned by us is presented as minority interest as of and during the periods consolidated. All material inter-entity transactions have been eliminated.
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if we are deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs which we control. Entities that we account for under the equity method (i.e. at cost, increased or decreased by our share of earnings or losses, less distributions) include (i) entities that are VIEs and of which we are not deemed to be the primary beneficiary and (ii) entities that are non-VIEs which we do not control, but over which we have the ability to exercise significant influence. We will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.
In determining whether we control a non-VIE, our consideration includes using the Emerging Issues Task Force (“EITF”) Consensus on Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46(R). The EITF reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting. As a result of adopting the provisions of EITF 04-05 effective January 1, 2006, we now consolidate a limited liability company that leases property to CheckFree Holdings Corporation Inc., that was previously accounted for under the equity method of accounting. The consolidation of this entity did not have a material impact on our financial position or results of operations.
The consolidated financial statements also include the accounts of Corporate Property Associates International Incorporated (“CPAI”), which was formed in July 2003. We own all of CPAI’s outstanding common stock. During 2005, CPAI withdrew its registration statement with the SEC for a public offering of its common stock and as a result, we wrote off approximately $811 in organization costs.
We have several interests in joint ventures that are consolidated and have minority interests that have finite lives and were considered mandatorily redeemable non-controlling interests prior to the issuance of Staff Position No. 150-3 (“FSP FAS 150-3”). As a result of the deferral provisions of FSP 150-3, these minority interests have been reflected as liabilities.
Impairments
Impairment charges may be recognized on long-lived assets, including but not limited to, real estate, direct financing leases, assets held for sale, goodwill and equity investments in real estate. Estimates and judgments are used when evaluating whether these assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we perform projections of undiscounted cash flows, and if these cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires us to make our best estimate of market rents, residual values and holding periods. In our evaluations, we generally obtain market information from outside sources; however, such information requires us to determine whether the information received is appropriate to the circumstances. As our investment objective is to hold properties on a long-term basis, holding periods used in the analyses generally range from five to ten years.

W. P. Carey 2006 10-K – 39

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
We perform a review of our estimate of residual value of our direct financing leases at least annually to determine whether there has been an other than temporary decline in the current estimate of residual value of the underlying real estate assets (i.e., the estimate of what we could realize upon sale of the property at the end of the lease term). If the review indicates a decline in residual value, that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised to reflect the decrease in the expected yield using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue. While an evaluation of potential impairment of real estate accounted for under operating leases is determined by a change in circumstances, the evaluation of a direct financing lease can be affected by changes in long-term market conditions even though the obligations of the lessee are being met. Changes in circumstances include, but are not limited to, vacancy of a property not subject to a lease and termination of a lease. We may also assess properties for impairment because a lessee is experiencing financial difficulty and because management expects that there is a reasonable probability that the lease will be terminated in a bankruptcy proceeding or a property remains vacant for a period that exceeds the period anticipated in a prior impairment evaluation.
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
Investments in unconsolidated joint ventures are accounted for under the equity method and are recorded initially at cost, as equity investments in real estate and subsequently adjusted for our proportionate share of earnings and cash contributions and distributions. On a periodic basis, we assess whether there are any indicators that the value of equity investments in real estate may be impaired and whether or not that impairment is other than temporary. To the extent impairment has occurred, the charge shall be measured as the excess of the carrying amount of the investment over the fair value of the investment.
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
Provision for Uncollected Amounts from Lessees
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because our real estate operations segment has a limited number of lessees (23 lessees represented approximately 70% of annual rental income during 2006), we believe that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. We generally recognize a provision for uncollected rents and other tenant receivables and measure our allowance against actual arrearages. For amounts in

W. P. Carey 2006 10-K – 40

arrears, we make subjective judgments based on our knowledge of a lessee’s circumstances and may reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
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
Income Taxes
Significant judgment is required in developing our provision for income taxes, including (i) the determination of partnership-level state and local taxes and foreign taxes, and (ii) for our taxable subsidiaries, estimating deferred tax assets and liabilities and any valuation allowance that might be required against the deferred tax assets. The Company’s taxable subsidiary currently has a net deferred tax liability in all significant tax jurisdictions. A valuation allowance is required if it is more likely than not that a portion or all of the deferred tax assets will not be realized. We have not recorded a valuation allowance based on our current belief that operating income of the taxable subsidiaries will be sufficient to realize the benefit of these assets over time. For interim periods, income tax expense for taxable subsidiaries is determined, in part, by applying an effective tax rate, which takes into account statutory federal, state and local tax rates.
Recent Accounting Pronouncements
SFAS 123(R)
In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). We adopted SFAS 123(R) on January 1, 2006 using the modified prospective application method. Our stock based compensation accounting policy and transition method are discussed in detail in Note 2 to the consolidated financial statements. The impact of adopting SFAS 123(R) in 2006 is discussed in Note 14. Results for fiscal years 2005 and prior have not been restated.
FIN 47
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
EITF 04-05
In June 2005, the Emerging Issues Task Force issued EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46(R). The Task Force reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting. EITF 04-05 was effective immediately for all arrangements created or modified after June 29, 2005. For all other arrangements, we adopted EITF 04-05 effective January 1, 2006. As a result of adopting EITF 04-05, we now consolidate a limited liability company that leases property to CheckFree Holdings Corporation Inc., which was previously accounted for under the equity method of accounting.
FSP FAS 13-1
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

W. P. Carey 2006 10-K – 41

are incurred during a construction period shall be recognized as rental expense, allocated over the lease term in accordance with SFAS No. 13 and Technical Bulletin 85-3. We adopted FSP FAS 13-1 as required on January 1, 2006 and the initial application of this Staff Position did not have a material impact on our financial position or results of operations.
SFAS 155
In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments an Amendment of FASB No. 133 and 140” (“SFAS 155”). The purpose of SFAS 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. We must adopt SFAS 155 effective January 1, 2007 and do not believe that this adoption will have a material impact on our financial position or results of operations.
FIN 48
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we do not recognize in our consolidated financial statements the impact of a tax position that fails to meet the more likely than not recognition threshold based on the technical merits of the position. We must adopt FIN 48 effective January 1, 2007. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.
SAB 108
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.
Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “rollover” method and the “iron curtain” method. The rollover method focuses primarily on the impact of a misstatement on the income statement – including the reversing effect of prior year misstatements – but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. We currently use the iron curtain method for quantifying identified financial statement misstatements.
In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of our financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and rollover methods. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We adopted SAB 108 effective December 31, 2006 using the cumulative effect transition method. The adoption of SAB 108 had no impact on our financial position or results of operations.
SFAS 157
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective for our 2008 fiscal year, although early adoption is permitted. We believe that the adoption of SFAS 157 will not have a material effect on our financial position or results of operations.

W. P. Carey 2006 10-K – 42

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
(In thousands)
Market Risks
Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. In pursuing our business plan, the primary risks to which we are exposed are interest rate risk and foreign currency exchange risk.
We are exposed to the impact of interest rate changes primarily through our borrowing activities. We attempt to obtain mortgage financing on a long-term, fixed-rate basis to mitigate this exposure. Because we transact business in France, we are also exposed to foreign exchange rate movements. We manage foreign exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the local currency.
We do not generally use derivative financial instruments to manage interest rate risk or foreign exchange rate risk exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes.
Interest Rate Risk
The value of our real estate and related fixed debt obligations are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled.
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the value of our owned and managed assets to decrease, which would create lower revenues from managed assets and lower investment performance for the managed funds. Increases in interest rates may also have an impact on the credit quality of certain tenants.
The following table presents principal cash flows based upon expected maturity dates and scheduled amortization payments of our debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. Annual interest rates on fixed rate debt as of December 31, 2006 ranged from 4.87% to 10.13%. The annual interest rates on variable rate debt as of December 31, 2006 ranged from 3.86% to 7.57%. Both our secured and unsecured lines of credit bear interest at variable rates based on LIBOR plus a spread, which can range from 0.6% to 2.35%.

	2007	2008	2009	2010	2011	Thereafter	Total	Fair value
Fixed rate debt	$23,340	$8,390	$35,473	$13,175	$25,712	$102,575	$208,665	$204,637
Weighted average interest rate	7.77%	7.26%	7.28%	7.33%	7.32%	5.55%
Variable rate debt	$4,934	$23,743	$3,455	$3,553	$3,711	$30,592	$69,988	$69,988
Annual interest expense would increase or decrease on variable rate debt by approximately $700 for each 1% increase or decrease in interest rates. A change in interest rates of 1% would increase or decrease the fair value of our fixed rate debt at December 31, 2006 by approximately $5,772.
Foreign Currency Exchange Rate Risk
We have foreign operations in France and as such are subject to risk from the effects of exchange rate movements of the Euro, which may affect future costs and cash flows. We are a net receiver of the Euro (we receive more cash than we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the Euro. For the year ended December 31, 2006, we recognized a gain of $488 in foreign currency transaction gains in connection with the transfer of cash from foreign operating subsidiaries to the parent company. The cash received was subsequently converted into dollars. In addition, for the year ended December 31, 2006, we recognized net unrealized foreign currency gains of $1,003. The cumulative foreign currency translation adjustment reflects a loss of $36 as of December 31, 2006. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.
Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases and scheduled principal payments for mortgage notes payable for our foreign operations during each of the next five years and thereafter are as follows:

W. P. Carey 2006 10-K – 43

	2007	2008	2009	2010	2011	Thereafter	Total
Future minimum rents (1)	$7,344	$6,904	$6,251	$4,456	$3,884	$5,044	$33,883
Mortgage notes payable (1)	$2,934	$3,242	$3,455	$3,553	$3,712	$30,591	$47,487

(1)	Based on the December 31, 2006 exchange rate for the Euro.
Item 8. Financial Statements and Supplementary Data.
The following financial statements and schedule are filed as a part of this Report:
Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

W. P. Carey 2006 10-K – 44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of W. P. Carey & Co. LLC:
We have completed integrated audits of W. P. Carey & Co. LLC’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of W. P. Carey & Co. LLC and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on the Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
February 26, 2007

W. P. Carey 2006 10-K – 45

W. P. CAREY & CO. LLC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2006	2005
Assets
Real estate, net	$540,504	$454,478
Net investment in direct financing leases	108,581	131,975
Equity investments in real estate	166,147	134,567
Operating real estate, net	33,606	7,865
Assets held for sale	1,269	18,815
Cash and cash equivalents	22,108	13,014
Due from affiliates	88,884	82,933
Goodwill	63,607	63,607
Intangible assets, net	43,742	40,700
Other assets, net	24,562	35,308

Total assets	$1,093,010	$983,262

Liabilities and Members’ Equity
Liabilities:
Limited recourse mortgage notes payable	$261,152	$226,701
Limited recourse mortgage notes payable on assets held for sale	–	4,412
Unsecured credit facility	2,000	15,000
Secured credit facility	15,501	–
Accrued interest	1,974	2,036
Distributions payable	17,481	16,963
Due to affiliates	1,239	2,994
Deferred revenue	40,490	23,085
Accounts payable and accrued expenses	32,073	23,002
Prepaid and deferred rental income and security deposits	5,548	4,414
Accrued income taxes	21,935	634
Deferred income taxes, net	41,527	39,908
Other liabilities	12,340	12,956

Total liabilities	453,260	372,105

Minority interest in consolidated entities	7,765	3,689

Commitments and contingencies (Note 11)
Members equity:
Listed shares, no par value, 100,000,000 shares authorized; 38,262,157 and 37,706,247 shares issued and outstanding, respectively	745,969	740,593
Distributions in excess of accumulated earnings	(114,008)	(131,178)
Unearned compensation	–	(5,119)
Accumulated other comprehensive income	24	3,172

Total members’ equity	631,985	607,468

Total liabilities and members’ equity	$1,093,010	$983,262

The accompanying notes are an integral part of these consolidated financial statements.

W. P. Carey 2006 10-K – 46

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	For the years ended December 31,
	2006	2005	2004
Revenues:
Asset management revenue	$57,633	$52,332	$45,806
Structuring revenue	22,506	28,197	33,675
Incentive, termination and subordinated disposition revenue from mergers	46,018	–	53,588
Reimbursed costs from affiliates	63,630	9,962	15,388
Lease revenues	74,090	67,215	59,747
Other real estate income	9,381	11,078	11,348

	273,258	168,784	219,552

Operating Expenses:
General and administrative	(41,494)	(45,219)	(35,597)
Reimbursable costs	(63,630)	(9,962)	(15,388)
Depreciation and amortization	(26,048)	(20,952)	(21,173)
Property expenses	(7,046)	(6,932)	(5,329)
Impairment charges and loan losses	(1,147)	(5,704)	(12,899)
Other real estate expenses	(5,881)	(6,327)	(6,261)

	(145,246)	(95,096)	(96,647)

Other Income and Expenses:
Other interest income	3,433	3,511	3,092
Income from equity investments in real estate	7,608	5,182	5,308
Minority interest in income	(812)	(264)	(1,499)
Gain on sale of securities, foreign currency transactions and other gains, net	12,943	1,305	1,222
Interest expense	(18,139)	(16,787)	(14,453)

	5,033	(7,053)	(6,330)

Income from continuing operations before income taxes	133,045	66,635	116,575
Provision for income taxes	(45,491)	(19,390)	(50,983)

Income from continuing operations	87,554	47,245	65,592

Discontinued Operations:
(Loss) income from operations of discontinued properties	(1,346)	6,951	9,359
Gain on sale of real estate, net	3,452	10,474	89
Impairment charges on assets held for sale	(3,357)	(16,066)	(9,199)

(Loss) income from discontinued operations	(1,251)	1,359	249

Net income	$86,303	$48,604	$65,841

Basic Earnings (Loss) Per Share:
Income from continuing operations	$2.32	$1.25	$1.75
(Loss) income from discontinued operations	(0.03)	0.04	0.01

Net income	$2.29	$1.29	$1.76

Diluted Earnings (Loss) Per Share:
Income from continuing operations	$2.25	$1.21	$1.68
(Loss) income from discontinued operations	(0.03)	0.04	0.01

Net income	$2.22	$1.25	$1.69

Distributions Declared Per Share	$1.82	$1.79	$1.76

Weighted Average Shares Outstanding:
Basic	37,668,920	37,688,835	37,417,918

Diluted	39,093,897	39,020,801	38,961,748

The accompanying notes are an integral part of these consolidated financial statements.

W. P. Carey 2006 10-K – 47

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2006	2005	2004
Net income	$86,303	$48,604	$65,841
Other comprehensive income:
Change in unrealized appreciation on marketable securities, net of taxes of $379 in 2006, $327 in 2005 and $1,098 in 2004	799	722	1,467
Reversal of unrealized appreciation on sale of marketable securities, net of taxes of $2,254 in 2006	(4,746)	–	–
Foreign currency translation adjustment, net of taxes of $379 in 2006, $611 in 2005 and $122 in 2004	799	(1,350)	(163)

	(3,148)	(628)	1,304

Comprehensive income	$83,155	$47,976	$67,145

The accompanying notes are an integral part of these consolidated financial statements.

W. P. Carey 2006 10-K – 48

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
For the years ended December 31, 2006, 2005 and 2004
(in thousands, except share and per share amounts)

			Distributions in
			Excess of		Accumulated Other
		Paid-in	Accumulated	Unearned	Comprehensive
	Shares	Capital	Earnings	Compensation	Income (Loss)	Total
Balance at January 1, 2004	36,745,027	$709,724	$(112,570)	$(4,863)	$2,496	$594,787
Cash proceeds on issuance of shares, net	274,262	6,649				6,649
Shares issued in connection with services rendered	8,938	271				271
Shares issued in connection with prior acquisition	500,000	13,734				13,734
Shares and options issued under share incentive plans	118,683	3,538		(4,409)		(871)
Forfeitures of shares	(32,869)	(138)		138		–
Distributions declared			(65,712)			(65,712)
Tax benefit – share incentive plans		3,423				3,423
Amortization of unearned compensation				3,768		3,768
Repurchase and retirement of shares	(90,579)	(2,543)				(2,543)
Net income			65,841			65,841
Change in other comprehensive income					1,304	1,304

Balance at December 31, 2004	37,523,462	734,658	(112,441)	(5,366)	3,800	620,651

Cash proceeds on issuance of shares, net	182,273	4,400				4,400
Shares issued in connection with services rendered	7,288	217				217
Shares and options issued under share incentive plans	101,300	3,422		(3,422)		–
Forfeitures of shares	(14,301)	(502)		459		(43)
Distributions declared			(67,341)			(67,341)
Tax benefit – share incentive plans		604				604
Amortization of unearned compensation				3,210		3,210
Repurchase and retirement of shares	(93,775)	(2,206)				(2,206)
Net income			48,604			48,604
Change in other comprehensive income					(628)	(628)

Balance at December 31, 2005	37,706,247	740,593	(131,178)	(5,119)	3,172	607,468

Reclassification of unearned compensation on adoption of SFAS 123(R)		(5,119)		5,119		–
Reclassification of prepayment for services rendered paid in shares on adoption of SFAS 123(R)		(307)				(307)
Cash proceeds on issuance of shares, net	521,494	8,400				8,400
Shares issued in connection with services rendered	9,804	260				260
Shares and options issued under share incentive plans	123,900					–
Forfeitures of shares	(26,263)	(168)				(168)
Distributions declared			(69,133)			(69,133)
Tax benefit – share incentive plans		626				626
Stock based compensation expense under SFAS 123(R)		3,621				3,621
Repurchase and retirement of shares	(73,025)	(1,937)				(1,937)
Net income			86,303			86,303
Change in other comprehensive income					(3,148)	(3,148)

Balance at December 31, 2006	38,262,157	$745,969	$(114,008)	$–	$24	$631,985

The accompanying notes are an integral part of these consolidated financial statements.

W. P. Carey 2006 10-K – 49

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net income	$86,303	$48,604	$65,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including intangible assets and deferred financing costs	27,207	21,942	22,546
Income from equity investments in real estate in excess of distributions received	(160)	479	(793)
Gains on sale of real estate and investments, net	(14,774)	(10,570)	(90)
Recognition of deferred gain on completion of development project	–	(2,000)	–
Minority interest in income	812	264	1,499
Straight-line rent adjustments	3,152	3,776	1,732
Management income received in shares of affiliates	(31,020)	(31,858)	(20,999)
Unrealized (gain) loss on foreign currency transactions, warrants and securities	(1,128)	779	(790)
Impairment charges and loan losses	4,504	21,770	22,098
Deferred income taxes	1,620	1,549	8,827
Realized (gain) loss on foreign currency transactions	(488)	19	(430)
Costs paid by issuance of shares	–	201	168
Increase (decrease) in accrued income taxes	21,301	(3,274)	2,099
Decrease in prepaid income taxes	1,390	–	–
Tax charge – share incentive plan	–	604	3,423
Stock-based compensation expense	3,453	3,936	3,768
Deferred acquisition revenue received	12,543	8,961	5,978
Increase in structuring revenue receivable	(3,459)	(5,304)	(14,860)
Net changes in other operating assets and liabilities	8,684	(7,171)	(1,168)

Net cash provided by operating activities	119,940	52,707	98,849

Cash Flows from Investing Activities:
Distributions received from equity investments in real estate in excess of equity income	13,286	6,164	6,933
Purchases of real estate and equity investments in real estate	(102,049)	–	(115,522)
Capital expenditures	(4,937)	(2,975)	(1,596)
Purchase of investment	(150)	(465)	–
Loans to affiliates	(108,000)	–	–
Proceeds from repayment of loans to affiliates	108,000	–	–
Proceeds from sales of property and investments	50,053	45,542	6,548
Release of funds from escrow in connection with the sale of property	10,134	–	7,185
Funds placed in escrow in connection with the sale of property	(10,374)	–	–
Payment of deferred acquisition revenue to affiliate	(524)	(524)	(524)

Net cash (used in) provided by investing activities	(44,561)	47,742	(96,976)

Cash Flows from Financing Activities:
Distributions paid	(68,615)	(67,004)	(65,073)
Contributions from minority interests	2,345	1,539	–
Distributions to minority interests	(6,226)	(355)	(1,101)
Scheduled payments of mortgage principal	(11,742)	(9,229)	(9,428)
Proceeds from mortgages and credit facility	174,501	121,764	170,000
Prepayments of mortgage principal and credit facility	(166,660)	(151,893)	(106,962)
Release of funds from escrow in connection with the financing of properties	4,031	–	–
Payment of financing costs	(1,601)	(797)	(1,238)
Proceeds from issuance of shares	8,660	4,400	6,649
Excess tax benefits associated with stock based compensation awards	626	–	–
Repurchase and retirement of shares	(1,937)	(2,206)	(2,543)

Net cash used in financing activities	(66,618)	(103,781)	(9,696)

Effect of exchange rate changes on cash	333	(369)	179

Net increase (decrease) in cash and cash equivalents	9,094	(3,701)	(7,644)
Cash and cash equivalents, beginning of year	13,014	16,715	24,359

Cash and cash equivalents, end of year	$22,108	$13,014	$16,715

The accompanying notes are an integral part of these consolidated financial statements.
(Continued)

W. P. Carey 2006 10-K – 50

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share amounts)
Non-cash investing and financing activities:
A.	The Company issued restricted shares valued at $260 in 2006, $217 in 2005 and $271 in 2004, to certain directors in consideration of service rendered. Restricted shares and stock options valued at $5,430, $3,422 and $3,538 in 2006, 2005 and 2004, respectively, were issued to officers and employees and were recorded to additional paid-in capital of which $168, $459 and $138, respectively, was forfeited in 2006, 2005 and 2004. Included in compensation expense for the years ended December 31, 2006, 2005 and 2004 were $3,568, $3,210 and $3,768, respectively, relating to equity awards from the Company’s share incentive plans.
B.	During 2006, the Company acquired interests in 37 properties from Corporate Property Associates 12 Incorporated with a fair value of $126,006 for approximately $67,289 in cash and the assumption of approximately $59,741 in limited recourse mortgage notes payable. The fair value of the assumed mortgages was $58,717.
C.	In connection with the acquisition of Carey Management LLC in June 2000, the Company had an obligation to issue up to an additional 2,000,000 shares over four years if specified performance criteria were achieved. As of December 31, 2004, 1,900,000 shares had been issued and our obligation has been satisfied. Based on the performance criteria 500,000 shares were issued in 2004 for the year ended December 31, 2003 valued at $13,734. The amounts attributable to the 1,900,000 shares are included in goodwill.
D.	During 2004, the Company acquired interests in 17 properties from Carey Institutional Properties Incorporated with a fair value of $142,161 for approximately $115,158 in cash and the assumption of approximately $27,003 in limited recourse mortgage notes payable. The fair value of the assumed mortgages was $27,756.

E.	During 2004, $7,185 was released from an escrow account from the sale of a property in 2003.
Supplemental cash flows information:

	For the years ended December 31,
	2006	2005	2004
Interest paid, net of amounts capitalized	$17,206	$15,579	$13,901

Income taxes paid	$20,730	$20,989	$36,944

The accompanying notes are an integral part of these consolidated financial statements.

W. P. Carey 2006 10-K – 51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Note 1. Business
W. P. Carey & Co. LLC (the “Company”) is a real estate and advisory company that invests in commercial properties leased to companies domestically and internationally, and earns revenue as the advisor to the following publicly registered affiliated real estate investment trusts (“CPA® REITs”) that each make similar investments: Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 15 Incorporated (“CPA®:15”) and Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global”) and served in this capacity for Corporate Property Associates 12 Incorporated (“CPA®:12”) until its merger with CPA®:14 during 2006 and Carey Institutional Properties Incorporated (“CIP®”) until its merger with CPA®:15 during 2004. As of December 31, 2006, the Company owns and manages over 800 commercial properties domestically and internationally including its own portfolio, which is comprised of 187 commercial properties net leased to 111 tenants and totaling approximately 18 million square feet (on a pro rata basis) and had an occupancy rate of approximately 96% as of December 31, 2006.
The Company’s Primary Business Segments
Management Services – The Company provides services to the CPA® REITs in connection with structuring and negotiating investment and debt placement transactions (structuring revenue) and provides on-going management of the portfolio (asset-based management and performance revenue). Asset-based management and performance revenue for the CPA® REITs are determined based on real estate related assets under management. As funds available to the CPA® REITs are invested, the asset base for which the Company earns revenue increases. The Company may elect to receive revenue in cash or restricted shares of the CPA® REITs. The Company may also earn incentive and disposition revenue and receive termination payments in connection with providing liquidity alternatives to CPA® REIT shareholders.
Real Estate Operations – The Company invests in commercial properties that are then leased to companies domestically and internationally, primarily on a triple-net leased basis.
Organization
The Company commenced operations on January 1, 1998 by combining the limited partnership interests in nine CPA® Partnerships, at which time the Company listed on the New York Stock Exchange. On June 28, 2000, the Company acquired the net lease real estate management operations of Carey Management LLC (“Carey Management”) from William P. Carey (“Carey”), Chairman and then Co-Chief Executive Officer of the Company, subsequent to receiving shareholder approval. The assets acquired included the advisory agreements with four affiliated CPA® REITs, the Company’s management agreement, the stock of an affiliated broker-dealer, investments in the common stock of the CPA® REITs, and certain office furniture, fixtures, equipment and employees required to carry on the business operations of Carey Management. The purchase price consisted of the initial issuance of 8,000,000 shares with an additional 2,000,000 shares issuable over four years if specified performance criteria were achieved through a period ended December 31, 2004 (of which 1,900,000 shares were issued representing an aggregate value of $41,229). The initial 8,000,000 shares issued were restricted from resale for a period of up to three years and the additional shares are subject to Section 144 regulations. The acquisition of the interests in Carey Management was accounted for as a purchase and was recorded at the fair value of the initial 8,000,000 shares issued. The total initial purchase price was approximately $131,300 including the issuance of 8,000,000 shares, transaction costs of $2,605, the acquisition of Carey Management’s minority interests in the CPA® partnerships and the value of restricted shares and options issued in respect of the interests of certain officers in a non-qualified deferred compensation plan of Carey Management.
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
In 2006, the Company formed Carey REIT, INC. (“Carey REIT”) to hold certain properties, including certain properties acquired from
CPA®:12. Carey REIT has issued both common and preferred stock with the later being held entirely by employees of the Company.

W. P. Carey 2006 10-K – 52

Notes to Consolidated Financial Statements
Note 2. Summary of Significant Accounting Policies
Basis of Consolidation
The consolidated financial statements include all accounts of the Company and its majority owned and/or controlled subsidiaries. The portion of these entities not owned by the Company is presented as minority interest as of and during the periods consolidated. All material inter-entity transactions have been eliminated.
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
In determining whether the Company controls a non-VIE, the Company’s consideration includes using the Emerging Issues Task Force (“EITF”) Consensus on Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46(R). The EITF reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting. As a result of adopting the provisions of EITF 04-05 effective January 1, 2006, the Company now consolidates a limited liability company that leases property to CheckFree Holdings Corporation Inc., that was previously accounted for under the equity method of accounting. The consolidation of this entity did not have a material impact on the Company’s financial position or results of operations.
The consolidated financial statements include the accounts of Corporate Property Associates International Incorporated (“CPAI”), which was formed in July 2003. The Company owns all of CPAI’s outstanding common stock. During 2005, CPAI withdrew its registration statement with the SEC for a public offering of its common stock and as a result, the Company wrote off approximately $811 in organization costs.
The Company has several interests in joint ventures that are consolidated and have minority interests that have finite lives and were considered mandatorily redeemable non-controlling interests prior to the issuance of Staff Position No. 150-3 (“FSP FAS 150-3”). As a result of the deferral provisions of FSP 150-3, these minority interests have been reflected as liabilities.
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
Reclassification and Revisions
Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. The consolidated financial statements included in this Form 10-K have been adjusted to combine rental income and interest income from direct financing leases as lease revenues, combine other operating income and revenues of other business operations as other income, reflect reimbursed and reimbursable costs as separate components of revenue and operating expenses and reflect the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented.
Purchase Price Allocation
In connection with the Company’s acquisition of properties, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, are determined as if vacant. Intangible assets including the above-market value of leases, the value of in-place leases

W. P. Carey 2006 10-K – 53

Notes to Consolidated Financial Statements
and the value of tenant relationships are recorded at their relative fair values. Below-market value of leases are also recorded at their relative fair values and are recorded as liabilities in the accompanying consolidated financial statements.
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
The total amount of other intangibles is allocated to in-place lease values and tenant relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with each tenant. Characteristics that are considered in allocating these values include the nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant, the tenant’s credit quality and the expectation of lease renewals among other factors. Third party appraisals or management’s estimates are used to determine these values. Intangibles for above-market and below-market leases, in-place lease intangibles and tenant relationships are amortized over their estimated useful lives. If a lease is terminated the unamortized portion of each intangible, including market rate adjustments, in-place lease values and tenant relationship values, is charged to expense.
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
The value of in-place leases is amortized to expense over the remaining initial term of each lease. The value of tenant relationship intangibles is amortized to expense over the initial and expected renewal terms of the leases but no amortization periods for intangibles will exceed the remaining depreciable life of the building.
Operating Real Estate
Land and buildings and personal property are carried at cost less accumulated depreciation. Renewals and improvements are capitalized, while replacements, maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred.
Real Estate Under Construction and Redevelopment
For properties under construction, operating expenses including interest charges and other property expenses, including real estate taxes, are capitalized rather than expensed and incidental revenue is recorded as a reduction of capitalized project costs. Interest is capitalized by applying the interest rate applicable to outstanding borrowings to the average amount of accumulated expenditures for properties under construction during the period.
Cash Equivalents
The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include money market funds. Substantially all of the Company’s cash and cash equivalents at December 31, 2006 and 2005 were held in the custody of two financial institutions and these balances, at times, can exceed federally insurable limits. The Company mitigates this risk by depositing funds only with major financial institutions.
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

W. P. Carey 2006 10-K – 54

Notes to Consolidated Financial Statements
Other Assets and Liabilities
Included in other assets are accrued rents and interest receivable, deferred rent receivable, notes receivable, deferred charges, escrow balances held by lenders, restricted cash balances and marketable securities. Included in other liabilities are accrued interest, miscellaneous amounts held on behalf of tenants, deferred revenue, including unamortized below-market rent intangibles, construction rent and minority interests that are subject to redemption. Deferred charges include costs incurred in connection with debt financing and refinancing and are amortized and included in interest expense over the terms of the related debt obligations using the effective interest method. Deferred rent receivable is primarily the aggregate difference for operating leases between scheduled rents which vary during the lease term and rent recognized on a straight-line basis. Minority interests subject to redemption are recorded at fair value based on a cash flow model with changes in fair value reflected in the determination of net income. Marketable securities are classified as available-for-sale securities and reported at fair value with the Company’s interest in unrealized gains and losses on these securities reported as a component of other comprehensive income until realized.
Real Estate Leased to Others
The Company’s real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred. Significant renovations that increase the useful life of the properties are capitalized. For the year ended December 31, 2006, lessees were responsible for the direct payment of real estate taxes of approximately $8,000.
Substantially all of the Company’s leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index (“CPI”) or sales overrides. Rents from sales overrides (percentage rents) are recognized as reported by the lessees, that is, after the level of sales requiring a rental payment to the Company is reached. CPI increases are contingent on future events and are therefore not included in straight-line rent calculations.
The leases are accounted for as either direct financing or operating leases. Such methods are described below:
Direct financing method – Leases accounted for under the direct financing method are recorded at their net investment (see Note 5). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Company’s net investment in the lease.
Operating leases – Real estate is recorded at cost less accumulated depreciation; minimum rental revenue is recognized on a straight-line basis over the term of the related leases and expenses (including depreciation) are charged to operations as incurred (see Note 4).
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

W. P. Carey 2006 10-K – 55

Notes to Consolidated Financial Statements
Revenue Recognition
The Company earns structuring and asset-based revenue. Structuring and financing revenue are earned for investment banking services provided in connection with the analysis, negotiation and structuring of transactions, including acquisitions and dispositions and the placement of mortgage financing obtained by the CPA® REITs. Asset-based revenue consists of property management, leasing and advisory revenue and reimbursement of certain expenses in accordance with the separate management agreements with each CPA® REIT for administrative services provided for operation of the CPA® REIT. Receipt of the incentive revenue portion of the management revenue (“performance revenue”), however, is subordinated to the achievement of specified cumulative return requirements by the shareholders of the CPA® REITs. The performance revenue may be collected in cash or shares of the CPA® REIT at the option of the Company. During 2006, 2005 and 2004, the Company elected to receive its earned performance revenue in CPA® REIT shares. Performance revenue of CIP® in the amount of $1,494 was received in cash in 2004.
All revenue is recognized as earned. Structuring revenue is earned upon the consummation of a transaction and asset management revenue is earned when services are performed. Revenue subject to subordination is recognized only when the contingencies affecting the payment of such revenue are resolved, that is, when the performance criteria of the CPA® REIT is achieved and contractual limitations are not exceeded. As of December 31, 2006, $800 of structuring revenue from prior year transactions is recorded as deferred revenue in other liabilities, because a limitation which provides that certain structuring revenue cannot exceed 4.5% of the aggregate cost of properties of a CPA® REIT was exceeded. In addition, CPA®:16 – Global did not meet the performance criterion, as defined in the advisory agreements, and therefore, for the year ended December 31, 2006, performance revenue of $5,527 and deferred acquisition revenue of $10,809 have been deferred until the performance criterion is met.
The Company is also reimbursed for certain costs incurred in providing services, including broker-dealer commissions paid on behalf of the CPA® REITs, marketing costs and the cost of personnel provided for the administration of the CPA® REITs. Reimbursement income is recorded as the expenses are incurred, subject to limitations on a CPA® REIT’s ability to incur offering costs. Prior to 2006, broker-dealer commissions were paid directly by the CPA® REITs.
Depreciation
Depreciation is computed using the straight-line method over the estimated useful lives of the properties (generally 40 years) and for furniture, fixtures and equipment (generally up to seven years).
Impairments
When events or changes in circumstances indicate that the carrying amount may not be recoverable, the Company assesses the recoverability of its long-lived assets and certain intangible assets based on projections of undiscounted cash flows, without interest charges, over the life of such assets. In the event that these cash flows are insufficient, the assets are adjusted to their estimated fair value. The Company performs a review of its estimate of residual value of its direct financing leases at least annually to determine whether there has been an other than temporary decline in the Company’s current estimate of residual value of the underlying real estate assets (i.e., the estimate of what the Company could realize upon sale of the property at the end of the lease term). If the review indicates a decline in residual value that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised to reflect the decrease in the expected yield using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue.
The Company tests goodwill for impairment at least annually using a two-step process. To identify any impairment, the Company first compares the estimated fair value of the reporting unit (management services segment) with its carrying amount, including goodwill. The Company calculates the estimated fair value of the management services segment by applying a multiple, based on comparable companies, to earnings. If the fair value of the management services segment exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount of the management services unit exceeds its estimated fair value, then the second step is performed to measure the amount of impairment loss.
For the second step, the Company compares the implied fair value of the goodwill with its carrying amount and records an impairment charge for the excess of the carrying amount over the fair value. The implied fair value of the goodwill is determined by allocating the estimated fair value of the management services segment to its assets and liabilities. The excess of the estimated fair value of the management services segment over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. In accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles,” the Company performed its annual tests for impairment of its management services segment, the reportable unit of measurement, and concluded that the goodwill is not impaired.
Investments in unconsolidated joint ventures are accounted for under the equity method and are recorded initially at cost, and subsequently adjusted for the Company’s proportionate share of earnings and cash contributions and distributions. On a periodic basis, the Company assesses whether there are any indicators that the value of equity investments in real estate may be impaired and whether

W. P. Carey 2006 10-K – 56

Notes to Consolidated Financial Statements
or not that impairment is other than temporary. To the extent impairment has occurred, the charge is measured as the excess of the carrying amount of the investment over the fair value of the investment.
When the Company identifies assets as held for sale, it discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If in the Company’s opinion, the net sales price of the assets, which have been identified for sale, is less than the net book value of the assets, an impairment charge is recognized and a valuation allowance is established. To the extent that a purchase and sale agreement has been entered into, the allowance is based on the negotiated sales price. To the extent that the Company has adopted a plan to sell an asset but has not entered into a sales agreement, it makes judgments of the net sales price based on current market information. Accordingly, the initial assessment may be greater or less than the purchase price subsequently committed to and may result in a further adjustment to the fair value of the property.
Stock Based Compensation
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense in 2006 included stock-based compensation expense for all share-based payment awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to the adoption of SFAS 123(R), the Company accounted for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB No. 25”). Under APB No. 25, compensation cost for fixed plans was measured as the excess, if any, of the quoted market price of the Company’s shares at the date of grant over the exercise price of the option granted. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123(R) and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
The Company has granted restricted shares and stock options to substantially all employees. Shares were awarded in the name of the employee, who has all the rights of a shareholder, subject to certain restrictions of transferability and a risk of forfeiture. The forfeiture provisions on the awards expire annually, over their respective vesting periods. Shares and stock options subject to forfeiture provisions have been recorded as unearned compensation and were presented as a separate component of members’ equity through January 1, 2006. Since adoption of SFAS 123(R), stock-based compensation has been included within the additional paid-in capital caption of members’ equity. Compensation cost for stock options and restricted stock, if any, is recognized over the applicable vesting periods.
All transactions with non-employees in which the Company issues stock as consideration for services received are accounted for based on the fair value of the stock issued or services received, whichever is more reliably determinable.
Foreign Currency Translation
The Company owns interests in several real estate investments in France. The functional currency for these investments is the Euro. The translation from the Euro to U. S. Dollars is performed for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from this translation are reported as a component of other comprehensive income as part of members’ equity. The cumulative translation adjustment as of December 31, 2006 and 2005 was a loss of $36 and $835, respectively.
Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is a foreign currency transaction gain or loss that generally will be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date) whichever is later, realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency transactions that are (i) designated as, and are effective as, economic hedges of a net investment and (ii) inter-company foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in the Company’s financial statements will not be included in determining net income but will be accounted for in the same manner as foreign currency translation adjustments and reported as a component of other comprehensive income as part of shareholder’s equity. The contributions to the equity investments in

W. P. Carey 2006 10-K – 57

Notes to Consolidated Financial Statements
real estate were funded in part through subordinated debt. Foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of intercompany subordinated debt with scheduled principal payments, are included in the determination of net income, and, for the years ended December 31, 2006 and 2005, the Company recognized an unrealized gain of $1,003 and unrealized loss of $830, respectively, from such transactions. In 2006 and 2005, the Company recognized a realized gain of $488 and realized a loss of $19, respectively, on foreign currency transactions in connection with the transfer of cash from foreign operating subsidiaries to the parent company.
Income Taxes
The Company has elected to be treated as a partnership for U.S. Federal income tax purposes. The Company’s real estate operations are conducted through partnership or limited liability companies electing to be treated as partnerships for U.S Federal income tax purposes. As partnerships, the Company and its partnership subsidiaries are generally not directly subject to tax and the taxable income or loss of these operations are included in the income tax returns of the members; accordingly, no provision for income tax expense or benefit is reflected in the accompanying consolidated financial statements. These operations are subject to certain state, local and foreign taxes.
The Company conducts its management services operations though a wholly owned taxable corporation. These operations are subject to federal, state, local and foreign taxes as applicable. The Company’s financial statements are prepared on a consolidated basis including this taxable subsidiary and include a provision for current and deferred taxes on these operations.
Deferred income taxes are provided for the corporate subsidiaries based on earnings reported. The provision for income taxes differs from the amounts currently payable because of temporary differences in the recognition of certain income and expense items for financial reporting and tax reporting purposes. Income taxes are computed under the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial bases of assets and liabilities (see Note 15).
In 2006, the Company formed Carey REIT to hold certain properties, including certain properties acquired from CPA®:12. Carey REIT has issued both common and preferred stock with the later being held entirely by employees of the Company. Carey REIT will elect to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) with the filing of its 2007 return. In order to maintain its qualification as a REIT, Carey REIT is required to, among other things, distribute at least 90% of its net taxable income to its shareholders (excluding net capital gains) and meet certain tests regarding the nature of its income and assets. As a REIT, Carey REIT is not subject to U.S. federal income tax to the extent it distributes its net taxable income annually to its shareholders. Accordingly, no provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. The Company has and intends to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, the Company would be subject to U.S. federal income tax.
Recent Accounting Pronouncements
SFAS 123(R)
In December 2004, the FASB issued Statement No. 123(R). The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective application method. The Company’s stock based compensation accounting policy and transition method are discussed in detail under the heading “Stock Based Compensation” above. The impact of adopting SFAS 123(R) in 2006 is discussed in Note 14. Results for fiscal years 2005 and prior have not been restated.
FIN 47
In March 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted FIN 47 as required effective December 31, 2005 and the initial application of this Interpretation did not have a material effect on its financial position or results of operations.
EITF 04-05
In June 2005, the Emerging Issues Task Force (“EITF”) issued its Consensus on Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46(R). The Task Force reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting. EITF 04-05 was effective immediately for all arrangements created or modified after June 29, 2005. For all other arrangements, the Company adopted EITF 04-05 effective January 1, 2006. As a result of adopting EITF 04-05, the Company now consolidates a limited liability company that leases property to CheckFree Holdings Corporation Inc., which was previously accounted for under the equity method of accounting.

W. P. Carey 2006 10-K – 58

Notes to Consolidated Financial Statements
FSP FAS 13-1
In October 2005, the FASB issued FSP No. 13-1 “Accounting for Rental Costs Incurred during a Construction Period” (“FSP FAS 13-1”). FSP FAS 13-1 addresses the accounting for rental costs associated with operating leases that are incurred during the construction period. FSP FAS 13-1 makes no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Therefore, rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense, allocated over the lease term in accordance with SFAS No. 13 and Technical Bulletin 85-3. The Company adopted FSP FAS 13-1 as required on January 1, 2006 and the initial application of this Staff Position did not have a material impact on its financial position or results of operations.
SFAS 155
In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments an Amendment of FASB No. 133 and 140” (“SFAS 155”). The purpose of SFAS 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. The Company must adopt SFAS 155 effective January 1, 2007 and does not believe that this adoption will have a material impact on its financial position or results of operations.
FIN 48
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company not recognize in its consolidated financial statements the impact of a tax position that fails to meet the more likely than not recognition threshold based on the technical merits of the position. The Company must adopt FIN 48 effective January 1, 2007. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.
SAB 108
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.
Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “rollover” method and the “iron curtain” method. The rollover method focuses primarily on the impact of a misstatement on the income statement – including the reversing effect of prior year misstatements – but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The Company currently uses the iron curtain method for quantifying identified financial statement misstatements.
In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and rollover methods. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company adopted SAB 108 effective December 31, 2006 using the cumulative effect transition method. The adoption of SAB 108 had no impact on the Company’s financial position or results of operations.
SFAS 157
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective for the Company’s 2008 fiscal year, although early adoption is permitted. The Company believes that the adoption of SFAS 157 will not have a material effect on its financial position or results of operations.

W. P. Carey 2006 10-K – 59

Notes to Consolidated Financial Statements
Note 3. Transactions with Related Parties
Advisory Services
Directly and through one of its wholly-owned subsidiaries, the Company earns revenue as the advisor (“advisor”) to the CPA®REITS. Under the advisory agreements with the CPA® REITs, the Company performs various services, including but not limited to the day-to-day management of the CPA® REITs and transaction-related services. The Company earns asset management revenue totaling 1% per annum of average invested assets, as calculated pursuant to the advisory agreements for each CPA® REIT, of which 1/2 of 1% (“performance revenue”) is contingent upon specific performance criteria for each CPA® REIT, and is reimbursed for certain costs, primarily broker-dealer commissions paid on behalf of the CPA® REITs and marketing and personnel costs. Effective in 2005, the advisory agreements were amended to allow the Company to elect to receive restricted stock for any revenue due from each CPA® REIT. For the years ended December 31, 2006, 2005 and 2004, total asset-based revenue earned was $57,633, $52,332 and $45,806, respectively, while reimbursed costs totaled $63,630, $9,962 and $15,388, respectively. As of December 31, 2006, CPA®:16 - Global did not meet its performance criterion (a non-compounded cumulative distribution return of 6% per annum), as defined in its advisory agreement, and since CPA®:16 - Global’s inception, the Company has deferred cumulative performance revenue of $10,045 that will be recognized if the performance criterion is met. In 2006, the Company elected to continue to receive all performance revenue from the CPA® REITs as well as the asset management revenue payable by CPA®:16 - Global in restricted shares. In 2005, the Company elected to receive all performance revenue from the CPA® REITs as well as the asset management revenue payable by CPA®:12 and CPA®:16 - Global in restricted shares.
In connection with structuring and negotiating investments and related mortgage financing for the CPA® REITs, the advisory agreements provide for structuring revenue based on the cost of investments. Under each of the advisory agreements, the Company may receive acquisition revenue of up to an average of 4.5% of the total cost of all investments made by each CPA® REIT. A portion of this revenue (generally 2.5%) is paid when the transaction is completed while the remainder (generally 2%) is payable in equal annual installments ranging from three to eight years, subject to the relevant CPA® REIT meeting its performance criterion. Unpaid installments bear interest at annual rates ranging from 5% to 6%. The Company may be entitled to loan refinancing revenue of up to 1% of the principal amount refinanced in connection with structuring and negotiating investments. This loan refinancing revenue, together with the acquisition revenue, is referred to as structuring revenue.
For the years ended December 31, 2006, 2005 and 2004, the Company earned structuring revenue of $22,506, $28,197 and $33,675, respectively. CPA®:16 - Global has not met its performance criterion and since its inception, cumulative deferred structuring revenue of $28,517 and interest thereon of $1,928 have been deferred, and will be recognized by the Company if CPA®:16 - Global meets the performance criterion. In addition, the Company may also earn revenue related to the disposition of properties, subject to subordination provisions, and will only recognize such revenue as the subordination provisions are achieved.
Included in due from affiliates and deferred revenue in the accompanying consolidated balance sheets as of December 31, 2006 and 2005, is $40,490 and $23,085, respectively, of deferred revenue related to providing services to CPA®:16 - Global (as described above). Recognition and ultimate collection of these amounts is subject to CPA®:16 - Global meeting its performance criterion. If the performance criterion is achieved, deferred incentive and commission compensation related to achievement of the performance criterion, in the amount of approximately $5,900 (exclusive of interest) as of December 31, 2006, would become payable by the Company to certain employees.
Merger of CPA®:12 and CPA®:14
In June 2006, the boards of directors of CPA®:12 and CPA®:14 each approved a definitive agreement under which CPA®:14 would acquire CPA®:12’s business for a combination of cash and stock (the “CPA®:12/14 Merger”). The CPA®:12/14 Merger was approved by the shareholders of CPA®:12 and CPA®:14 in November 2006, and completed on December 1, 2006. In connection with providing a liquidity event for CPA®:12 shareholders, CPA®:12 paid the Company termination revenue of $25,379 and subordinated disposition revenue of $24,418. Included in subordinated disposition revenue is $3,779 payable by CPA®:12 related to properties the Company acquired from CPA®:12 that was not recognized as income for financial reporting purposes but reduced the cost of the properties acquired.
Prior to the CPA®:12/14 Merger, the Company acquired interests in 37 properties from CPA®:12 (the “CPA®:12 Acquisition”) with a fair value of $126,006 for $67,289 in cash and the assumption of limited recourse mortgage notes payable with a fair value of $58,717. The amounts are inclusive of the Company’s pro rata share of equity interests acquired in the transaction. In addition, the Company made a payment to CPA®:12 of $534 in respect of one of the properties which had been sold at a price below its previously appraised value. The purchase price of the properties was based on a third party valuation of each of CPA®:12’s properties. The properties are primarily single tenant net-leased properties, with remaining lease terms ranging from three to seven years. The majority of the properties are encumbered with limited recourse mortgage financing with fixed annual interest rates ranging from 5.5% to 8.5% and

W. P. Carey 2006 10-K – 60

Notes to Consolidated Financial Statements
maturity dates ranging from 2009 to 2017. At the time of the merger the Company owned 2,134,140 shares of CPA®:12 and received $6,808 as a result of the special cash distribution of $3.19 per share, and elected to receive $9,861 in cash and 1,022,800 shares of CPA®:14 stock in the merger and recorded a gain of $6,521 in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.
In connection with the CPA®:12 Acquisition, the Company has agreed that if it enters into a definitive agreement to sell any of the acquired properties within six months after the closing of the CPA®:12 Acquisition at a price that is higher than the price paid to CPA®:12, the Company will pay to former CPA®:12 shareholders an amount equal to 85% of the excess (net of selling expenses and fees) on any such sale.
A subsidiary of the Company has agreed to indemnify CPA®:14 if CPA®:14 suffers certain losses arising out of a breach by CPA®:12 of its representations and warranties under the merger agreement and having a material adverse effect on CPA®:14 after the CPA®:12/14 Merger, up to the amount of fees received by such subsidiary of the Company in connection with the CPA®:12/14 Merger. The Company has evaluated the exposure related to this indemnification and has determined the exposure to be minimal. The Company has also agreed to waive any acquisition fees payable by CPA®:14 under its advisory agreement with the Company in respect of the properties being acquired in the CPA®:12/14 Merger and has also agreed to waive any disposition fees that may subsequently be payable by CPA®:14 to the Company upon a sale of such assets.
Merger of CIP® and CPA®:15
In July 2004, the boards of directors of CIP® and CPA®:15 each approved a definitive agreement under which CPA®:15 would acquire
CIP®‘s business in a stock-for-stock merger (the “CIP®/CPA®:15 Merger”). The CIP®/CPA®:15 Merger was approved by the shareholders of CIP® and CPA®:15 in August 2004, and completed on September 1, 2004. In connection with providing a liquidity event for CIP® shareholders, CIP® paid the Company incentive revenue of $23,681 and disposition revenue of $22,679. Disposition revenues relating to the interests in the properties acquired by the Company of $4,265 were not earned and were applied, for financial reporting purposes, as a reduction in the cost basis of such interests. The Company also recognized structuring revenue of $11,493 in connection with CPA®:15’s acquisition of properties in connection with the CIP®/CPA®:15 Merger.
Prior to the CIP®/CPA®:15 Merger, the Company acquired interests in 17 properties from CIP® with a fair value of $142,161 for $115,158 in cash and the assumption of $27,003 in limited recourse mortgage notes payable (the “CIP® Acquisition”). The amounts are inclusive of the Company’s pro rata share of equity interests acquired in the transaction. The fair value of the assumed mortgages was $27,756. The purchase price of the properties was based on a third party valuation of each of CIP®‘s properties. The properties are primarily single tenant net-leased properties, with remaining lease terms ranging from 19 months to over ten years at the date of acquisition. Seven of the properties are encumbered with limited recourse mortgage financing with fixed rates of interest ranging from 7.5% to 10% and maturity dates ranging from December 2007 to June 2012.
Self-Storage Investments
In November 2006, the Company formed a subsidiary (“Carey Storage”), for the purpose of investing in self-storage real estate properties and their related businesses within the United States. In December 2006, the Company contributed $5,012 in cash for equity interests in Carey Storage and loaned Carey Storage $5,900. Carey Storage used a portion of the proceeds from the Company’s contribution and loan along with borrowings totaling $15,501 under its $105,000 credit facility to acquire six domestic self-storage properties totaling $24,800. The borrowings have an annual fixed interest rate and term of 7.6% and 2 years, respectively. The Company has acquired, and expect to continue to acquire, additional self-storage properties during 2007. The Company is evaluating raising third party capital in connection with these investments. Carey Storage's results of operations are included in other real estate income and other real estate expenses in the accompanying consolidated financial statements. See Note 10 for further discussion of the Company’s self-storage investments.
Carey Storage has an investment committee that will evaluate and approve all new transactions. This committee is currently comprised of John Miller, the Company’s chief investment officer, and Reginald Winssinger, an independent director. If the Company raises third party capital for Carey Storage, the results of operations of Carey Storage may be reclassified from its real estate operations to its management services operations. The Company expects that it would then seek to liquidate the self-storage investments as a whole within five to seen years thereafter.
General Transactions
The Company owns interests in entities which range from 33% to 60%, with the remaining interests held by affiliates and owns common stock in each of the CPA® REITs. The Company has a significant influence in these investments, which are accounted for under the equity method of accounting.

W. P. Carey 2006 10-K – 61

Notes to Consolidated Financial Statements
The Company owns equity interests as a limited partner in several limited partnerships, limited liability companies and jointly-controlled tenancies-in-common subject to master leases with the remaining interests owned by affiliates and all of which net lease real estate on a single-tenant basis.
The Company is the general partner in a limited partnership that leases the Company’s home office spaces and participates in an agreement with certain affiliates, including the CPA® REITs for the purpose of leasing office space used for the administration of the Company and other affiliated real estate entities and sharing the associated costs. During the fourth quarter of 2005, the Company began consolidating the results of operations of this limited partnership. As a result, during the year ended December 31, 2006 the Company recorded income from minority interest partners of $1,924 related to reimbursements from these affiliates. During the years ended December 31, 2005 and 2004 (prior to consolidation) the Company’s share of rental expenses under this agreement was $826 and $531, respectively. The Company’s estimated minimum annual lease payments on the office lease, inclusive of minority interest, as of December 31, 2006 approximate $2,814 through 2016.
In June 2000, the Company acquired Carey Management. Prior to its acquisition by the Company, Carey Management performed certain services for the Company and earned structuring revenue in connection with the purchase and disposition of properties. The Company is obligated to pay deferred acquisition compensation in equal annual installments over a period of no less than eight years. As of December 31, 2006 and 2005, unpaid deferred acquisition compensation was $661 and $1,185, respectively, and bore interest at an annual rate of 6%. Installments of $524 were paid in 2006, 2005 and 2004.
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
The Company has the right to loan funds under its credit facility to its affiliates. Such loans bear interest at comparable rates to the Company’s rate under the credit facility. During the year ended December 31, 2006, the Company loaned $84,000 to CPA®:15 to facilitate the early repayment of a mortgage obligation in connection with the sale of one of its properties. The loan was repaid within the next few business days. In connection with the CPA®:12/14 Merger, the Company loaned CPA®:14 $24,000 to fund this transaction. The loan was repaid within the next few business days. There were no such loans to affiliates during the comparable years ended December 31, 2005 and 2004.
Note 4. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows:

	December 31,
	2006	2005
Cost	$620,472	$515,275
Less: Accumulated depreciation	(79,968)	(60,797)

	$540,504	$454,478

W. P. Carey 2006 10-K – 62

Notes to Consolidated Financial Statements
Operating real estate, which consists of the Company’s hotel operations and self-storage facilities, at cost, is summarized as follows:

	December 31,
	2006	2005
Cost (1)	$41,275	$15,108
Less: Accumulated depreciation	(7,669)	(7,243)

	$33,606	$7,865

(1)	Includes $1,049 of costs in connection with renovations to the hotel facility which is scheduled for completion in 2008.
The scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI-based increases, under non-cancelable operating leases are as follows:

Year ended December 31,
2007	$58,502
2008	54,843
2009	51,481
2010	40,944
2011	30,951
Thereafter through 2026	123,345
Percentage rent revenue was $262, $369 and $17 in 2006, 2005 and 2004, respectively.
Note 5. Net Investment in Direct Financing Leases
Net investment in direct financing leases is summarized as follows:

	December 31,
	2006	2005
Minimum lease payments receivable	$69,137	$83,047
Unguaranteed residual value	102,881	123,812

	172,018	206,859
Less: unearned income	(63,437)	(74,884)

	$108,581	$131,975

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI-based increases, under non-cancelable direct financing leases are as follows:

Year ended December 31,
2007	$12,040
2008	10,166
2009	9,403
2010	7,378
2011	5,988
Thereafter through 2022	24,162
Percentage rent revenue was approximately $103 in 2006 and $110 in 2005. There was no percentage rent revenue in 2004.
Note 6. Equity Investments in Real Estate
The Company owns interests in three CPA® REITs with which it has advisory agreements. The Company’s interests in the CPA® REITs are accounted for under the equity method due to the Company’s ability to exercise significant influence as the advisor to the CPA® REITs. The CPA® REITs are publicly registered and file financial statements with the SEC. In connection with earning asset

W. P. Carey 2006 10-K – 63

Notes to Consolidated Financial Statements
management and performance revenue, the Company has elected, in certain cases, to receive restricted shares of common stock in the CPA® REITs rather than cash in consideration for such revenue (see Note 3). In connection with the CPA®:12/14 Merger, the Company elected to receive 1,022,800 shares of common stock in CPA®:14, in exchange for its CPA®:12 shares, all of which are restricted.
As of December 31, 2006, the Company’s ownership in the CPA® REITs is as follows:

		% of outstanding
	Shares	shares
CPA®:14	4,948,043	5.65%
CPA®:15	4,528,437	3.53%
CPA®:16 - Global	887,426	0.78%
The Company owns equity interests as a limited partner in several limited partnerships, limited liability companies and jointly-controlled tenancies-in-common subject to master leases with the remaining interests owned by affiliates and all of which net lease real estate on a single-tenant basis.
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
In connection with the CPA®:12 Acquisition, the Company increased its existing 22.5% interest in a limited partnership, which leases property to Carrefour France SA, to 49.7% and continues to account for its interest in Carrefour as an equity investment in real estate. The Company also acquired CPA®:12’s non-controlling interests in two limited partnerships that lease property to Medica-France (35% interest) and The Retail Distribution Group (40% interest) and is accounting for these interests under the equity method of accounting.
In connection with the CIP® Acquisition, the Company increased its 18.54% interest in a limited partnership, which leases property to Titan Corporation, to 100%. The Company accounted for its 18.54% interest as an equity investment in real estate, and as a result of acquiring the controlling ownership interest as of September 1, 2004, the Company consolidates this interest as of such date. The Company also acquired CIP®’s 50% non-controlling interest in a limited partnership, which leases property to Sicor, Inc., and is accounting for this interest under the equity method of accounting.
Combined financial information of the affiliated equity investees is summarized as follows:

	December 31,
	2006	2005
Assets (primarily real estate)	$6,849,781	$5,593,102
Liabilities (primarily mortgage notes payable)	(3,695,811)	(2,992,146)

Owner’s equity	3,153,970	2,600,956

Company’s share of equity investees’ net assets	166,147	134,567

W. P. Carey 2006 10-K – 64

Notes to Consolidated Financial Statements

	Years ended December 31,
	2006	2005	2004
Revenue (primarily rental income and interest income from direct financing leases)	$524,886	$440,245	$319,758
Expenses (primarily depreciation and property expenses)	(274,784)	(182,972)	(132,718)
Other interest income	23,677	13,597	7,928
Income from equity investments in real estate	50,353	48,857	38,438
Minority interest in income	(22,834)	(16,316)	(10,282)
Gain (loss) on sales of real estate, derivatives and foreign currency transactions, net	29,651	(1,105)	7,453
Interest expense	(210,134)	(165,590)	(120,094)

Income from continuing operations	120,815	136,716	110,483
(Loss) income from discontinued operations	(17,912)	5,949	6,109
Minority interest in income of discontinued properties	–	(2,899)	(2,704)
Impairment charge on properties held for sale	(6,700)	(4,505)	(5,150)
Gain on sale of real estate, net	100,168	825	2,232

Net income	$196,371	$136,086	$110,970

Company’s share of net income from equity investments in real estate	$7,608	$5,182	$5,308

Note 7. Assets Held for Sale and Discontinued Operations
Tenants from time to time may vacate space due to lease buy-outs, elections not to renew, company insolvencies or lease rejections in the bankruptcy process. In such cases, the Company assesses whether the highest value is obtained from re-leasing or selling the property. When it is determined that the most likely outcome will be a sale, the asset is reclassified as an asset held for sale.
Assets Held for Sale
In March 2005, the Company entered into a contract to sell its property in Travelers Rest, South Carolina to a third party for $2,500. The Company currently expects to complete this transaction during 2007. Impairment charges totaling $2,507 were recognized in prior years to write down the property value to the estimated net sales proceeds.
Discontinued Operations
During 2006, the Company sold several domestic properties to third parties for combined sales proceeds of $32,038, net of closing costs and recognized a combined net gain on sale of $3,452, exclusive of combined impairment charges of $3,357 recognized during the current year. The Company previously recognized combined impairment charges of $18,662 related to these properties.
During 2005, the Company sold several domestic properties to third parties for combined sales proceeds of $45,404, net of closing costs and recognized a combined net gain on sale of $10,474. In 2005, impairment charges of $5,241 were recorded against these properties. Prior to 2005, impairment charges totaling $4,621 were recorded against these properties to reduce their property values to the estimated net sales proceeds.
During 2004, the Company sold several domestic properties to third parties for combined sales proceeds of $6,547 and recognized a net gain of $89. Prior to 2004, impairment charges of $9,225 were recorded against these properties.
Other Information
In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations, impairment charges and gain or loss on sale of real estate for properties held for sale are reflected in the accompanying consolidated financial statements as discontinued operations for all periods presented and are summarized as follows:

	Years ended December 31,
	2006	2005	2004
Revenues (primarily rental revenues and other operating income):	1,191	8,926	12,286
Expenses (primarily interest on mortgages, depreciation and property expenses):	(2,537)	(1,975)	(2,927)
Gain on sales of real estate, net	3,452	10,474	89
Impairment charges on assets held for sale	(3,357)	(16,066)	(9,199)

(Loss) income from discontinued operations	$(1,251)	$1,359	$249

W. P. Carey 2006 10-K – 65

Notes to Consolidated Financial Statements
Note 8. Intangibles
In connection with its acquisition of properties, the Company has recorded net lease intangibles of $34,826. These intangibles are being amortized over periods ranging from 19 months to 31 years. Amortization of below-market and above-market rent intangibles are recorded as an adjustment to revenue.
Intangibles are summarized as follows:

	December 31,
	2006	2005
Amortized Intangibles:
Management contracts	$32,765	$46,348
Less: accumulated amortization	(17,943)	(25,206)

	14,822	21,142

Lease Intangibles:
In-place lease	18,345	13,630
Tenant relationship	8,783	4,863
Above-market rent	9,707	3,828
Less: accumulated amortization	(11,890)	(6,738)

	24,945	15,583

Unamortized Goodwill and Indefinite-Lived Intangible Assets:
Goodwill	63,607	63,607
Trade name	3,975	3,975

	67,582	67,582

Below-market rent	(2,009)	(2,009)
Less: accumulated amortization	325	197

	(1,684)	(1,812)

Net amortization of intangibles was $11,344, $9,649 and $10,304 for the years ended December 31, 2006, 2005 and 2004, respectively. The amortization of the remaining unamortized management contract for CPA®:12 of $3,547 was accelerated as a result of its merger with CPA®:14 in 2006. The amortization of the remaining unamortized management contract for CIP® was accelerated as a result of its merger with CPA®:15 in 2004.
Based on the intangible assets as of December 31, 2006, annual net amortization of intangibles for each of the next five years is as follows: 2007 – $7,993; 2008 – $6,644; 2009 – $6,617; 2010 – $5,716 and 2011 – $2,696.
Note 9. Disclosures About Fair Value of Financial Instruments
The Company estimates that the fair value of mortgage notes payable and other notes payable was $274,625 and $245,187 at December 31, 2006 and 2005, respectively. The fair value of fixed rate debt instruments was evaluated using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. The carrying value of the combined debt was $278,653 and $246,113 at December 31, 2006 and 2005, respectively. The fair value of the notes payable from the secured and unsecured credit facilities approximates their carrying value as each is a variable rate obligation with an interest rate indexed to market rates.
Marketable securities had a carrying value of $545 and $3,716 as of December 31, 2006 and 2005, respectively, and a fair value of $602 and $7,723 as of December 31, 2006 and 2005, respectively. The Company’s other assets and liabilities had fair values that approximated their carrying values at December 31, 2006 and 2005, respectively.

W. P. Carey 2006 10-K – 66

Notes to Consolidated Financial Statements
Note 10. Mortgage Notes Payable and Credit Facilities
Mortgage notes payable, substantially all of which are limited recourse obligations, are collateralized by the assignment of various leases and by real property with a carrying value of $388,287 at December 31, 2006. In addition, self storage real estate assets with a carrying value of $25,084 have been used to collateralize the secured credit facility.
The interest rates on the variable rate debt as of December 31, 2006 ranged from 3.86% to 7.57% and mature from 2007 to 2040. The interest rates on the fixed rate debt as of December 31, 2006 ranged from 4.87% to 10.13% and mature from 2007 to 2032.
Scheduled principal payments for the mortgage notes and notes payable during each of the next five years following December 31, 2006 and thereafter are as follows:

Years ended December 31,	Total Debt	Fixed Rate Debt	Variable Rate Debt
2007 (a)	$28,274	$23,340	$4,934
2008 (b)	32,133	8,390	23,743
2009	38,928	35,473	3,455
2010	16,728	13,175	3,553
2011	29,424	25,712	3,711
Thereafter through 2017	133,166	102,575	30,592

Total	$278,653	$208,665	$69,988

(a)	Includes maturity of unsecured credit facility in May 2007.

(b)	Includes maturity of secured credit facility in December 2008.
Unsecured credit facility
The Company has an unsecured credit facility for a $175,000 line of credit with JP Morgan Chase Bank and eight other banks. As of December 31, 2006, the Company had $2,000 drawn from the credit facility. The line of credit matures in May 2007. The Company is currently negotiating a renewal or replacement of this facility.
Advances from the line of credit bear interest at an annual rate indexed to either (i) the one, two, three or six-month London Inter-Bank Offered Rate, as defined, plus a spread which ranges from 0.6% to 1.45% depending on leverage or corporate credit rating or (ii) the greater of the bank’s Prime Rate and the Federal Funds Effective Rate. Advances are prepayable at any time. The revolving credit agreement has financial covenants that require, among other things, the Company to (i) maintain minimum equity value of not less than $550,000 plus 85% of fair market value, as defined, of amounts received by the Company as proceeds from the issuance of equity interests and (ii) meet or exceed certain operating and coverage ratios. The Company is in compliance with these covenants as of December 31, 2006.
At December 31, 2006, the average interest rate on advances on the line of credit was 6.475%. At December 31, 2005, the average interest rate on advances on the line of credit was 4.975%. In addition, the Company pays a fee (a) ranging between 0.15% and 0.20% per annum of the unused portion of the credit facility, depending on the Company’s leverage ratio, if no minimum credit rating for the Company is in effect or (b) ranging between 0.15% and 0.25% of the total commitment amount, depending on the Company’s credit rating.
Secured credit facility
In December 2006, Carey Storage, a wholly owned subsidiary, entered into a credit facility for up to $105,000 with Morgan Stanley Mortgage Capital Inc. that matures in December 2008. The facility is collateralized by any self-storage real estate assets acquired with proceeds from the facility. Advances from this facility bear interest at an annual rate of the one-month LIBOR, plus a spread that ranges from 1.75% to 2.35% depending on the aggregate debt yield for the collateralized asset pool. Advances can be prepaid at any time, however advances prepaid prior to March 8, 2008 are subject to a prepayment penalty of 1.25% of the principal amount of the loan being prepaid. This facility has financial covenants requiring Carey Storage, among other things, to meet or exceed certain operating and coverage ratios. For 2006, Carey Storage has received a covenant compliance waiver from the lender due to its limited operating history as of December 31, 2006. At December 31, 2006 the average interest rate on advances on the secured line of credit was 7.6%.

W. P. Carey 2006 10-K – 67

Notes to Consolidated Financial Statements
Note 11. Commitments and Contingencies
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

W. P. Carey 2006 10-K – 68

Notes to Consolidated Financial Statements
The Company and Carey Financial are cooperating fully with this investigation and have provided information to the Enforcement Staff in response to the subpoenas and requests. Although no formal regulatory action has been initiated against the Company or Carey Financial in connection with the matters being investigated, the Company expects that the SEC may pursue such an action against either or both of them. The nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could have a material adverse effect on the Company, and the magnitude of that effect would not necessarily be limited to the payments described above but could include other payments and civil monetary penalties.
Several state securities regulators have sought information from Carey Financial and CPA®:15 relating to the matters described above. While one or more states may commence proceedings against Carey Financial in connection with these inquiries, the Company does not currently expect that these inquiries and proceedings will have a material effect on it incremental to that caused by any SEC action.
In October 2006, a revised complaint was filed in the Los Angeles Superior Court in an action that had named a wholly-owned indirect subsidiary, and other unrelated parties, in a state court action by a private plaintiff alleging various claims under the California False Claims Act that focus on alleged conduct by the Los Angeles Unified School District in connection with its direct application and invoicing for school development and construction funding for a new high school, for which the Company’s subsidiary acted as the development manager. The Company and another of its subsidiaries were named for the first time in the revised complaint, by virtue of an alleged relationship to the subsidiary that was a party to the development agreement, but were not served. In February 2007, the judge dismissed the action against the Company’s wholly-owned indirect subsidiary, as well as other defendants, following various substantive and procedural motions. However, the plaintiff may appeal the dismissal and may still seek to serve the Company and its other subsidiary in this action. Although no assurance can be given that the dismissal will be sustained if appealed, or that the claims alleged by plaintiff against the Company and its subsidiaries, if proven, would not have a material effect on the Company, the Company believes, based on the information currently available to it, that itself and its subsidiaries have meritorious defences to such claims.
The Company has provided indemnification in connection with divestitures. These indemnities address a variety of matters including environmental liabilities. The Company’s maximum obligations under such indemnification cannot be reasonably estimated. The Company is not aware of any claims or other information that would give rise to material payments under such indemnifications.
Note 12. Impairment Charges and Loan Losses
The Company recorded impairment charges of $4,504, $21,770 and $22,098 for the years ended December 31, 2006, 2005 and 2004, respectively, of which $3,357, $16,066 and $9,199 are included in discontinued operations for each respective year.
Impairment Charges on Direct Finance Leases
In connection with the Company’s annual review of the estimated residual values on its properties classified as net investments in direct financing leases, the Company determined that an other than temporary decline in estimated residual value had occurred at several properties due to market conditions, and the accounting for the direct financing leases was revised using the changed estimates. The changes in estimates resulted in the recognition of impairment charges totaling $1,147, $2,774 and $5,248 in 2006, 2005 and 2004, respectively.
Impairment Charges on Operating Assets
In connection with entering into a commitment to sell a property in Livonia, Michigan, the Company recognized impairment charges of $1,130 during 2005 as the property’s estimated fair value was lower than its carrying value. In the fourth quarter of 2005, the Company terminated its plan to sell the property and entered into an agreement with the proposed buyer to upgrade and manage the facility on a fee basis. The Company had previously recorded an impairment charge of $7,500 during 2004 as the result of an impairment valuation, which revealed that the property had experienced an other than temporary decline in value.
During the years ended December 31, 2005 and 2004, the Company recognized impairment charges on other properties, totaling $1,800 and $1,250, respectively. The 2005 impairment charges were primarily related to a decline in property values and the 2004 impairment charge resulted from a loan loss on the sale of a property.
Impairment Charges on Assets Held for Sale
During the years ended December 31, 2006, 2005 and 2004, the Company recognized impairment charges on properties classified as held for sale or sold totaling $3,357, $16,066 and $9,199, respectively. These impairment charges, which are included in discontinued operations, were primarily the result of reducing these properties carrying values to their estimated fair values (see Note 7).

W. P. Carey 2006 10-K – 69

Notes to Consolidated Financial Statements
Note 13. Risk Management and Use of Financial Instruments
Risk Management
In the normal course of its on-going business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk on its interest-bearing liabilities. Credit risk is the risk of default on the Company’s operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of the properties and related loans held by the Company due to changes in interest rates or other market factors. In addition, the Company transacts business in France and is also subject to the risks associated with changing exchange rates.
Use of Derivative Financial Instruments
The Company does not generally use derivative financial instruments to manage interest rate risk or foreign exchange rate risk exposure and does not use derivative instruments to hedge credit/market risks or for speculative purposes.
The Company is exposed to the impact of interest rate changes primarily through its borrowing activities. The Company attempts to obtain mortgage financing on a long-term, fixed-rate basis to mitigate this exposure. The Company is also exposed to foreign exchange rate movements in the Euro. The Company manages foreign exchange rate movements by generally placing both its debt obligation to the lender and the tenant’s rental obligation to the Company in the local currency.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities, or conduct business in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company regularly monitors its portfolio to assess potential concentrations of credit risk. The Company believes its portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.
The majority of the Company’s real estate properties and related loans are located in the United States, with Texas (14%) and California (11%) representing the only significant geographic concentration (greater than 10% of annualized lease revenue). The Company’s real estate properties in France accounted for 10% of annualized lease revenue in 2006. No individual tenant accounted for more than 7% of annualized lease revenue for the year ended December 31, 2006. The Company’s real estate properties contain significant concentrations in the following asset types as of December 31, 2006: industrial (38%), office (36%) and warehouse/distribution (14%) and the following tenant industries as of December 31, 2006: business and commercial services (13%) and telecommunications (13%).
Note 14. Members’ Equity and Stock Based and Other Compensation
Distributions Payable
The Company declared a quarterly distribution of $.458 per share in December 2006, which was paid in January 2007 to shareholders of record as of December 31, 2006.
Accumulated Other Comprehensive Income
As of December 31, 2006 and 2005, accumulated other comprehensive income reflected in the members’ equity, net of tax, is comprised of the following:

	December 31,
	2006	2005
Unrealized gains on marketable securities	$60	$4,007
Foreign currency translation adjustment	(36)	(835)

Accumulated other comprehensive income	$24	$3,172

Stock Based Compensation
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective application method and therefore has not restated prior periods’ results. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 is

W. P. Carey 2006 10-K – 70

Notes to Consolidated Financial Statements
based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award.
As a result of adopting SFAS 123(R), income from continuing operations before income taxes was $248 higher and net income was $2 lower for the year ended December 31, 2006, than if the Company had continued to account for stock-based compensation awards under APB 25. There was no impact on either basic or diluted earnings per share for the year ended December 31, 2006 as a result of the adoption of SFAS 123(R). In addition, prior to the adoption of SFAS 123(R), the Company presented the tax benefit of stock option exercises and the vesting of restricted stock as operating cash flows. Upon the adoption of SFAS 123(R), tax benefits resulting from the tax deductions in excess of the compensation cost recognized for those options totaling $626 for the year ended December 31, 2006 are classified as financing cash flow inflows with a corresponding decrease included within operating cash flows.
The pro forma table below reflects net income and basic and diluted earnings per share for the years ended December 31, 2005 and 2004, had the Company applied the fair value recognition provisions of SFAS 123, as follows:

	Years ended December 31,
	2005	2004
Net income as reported	$48,604	$65,841
Add: Stock based compensation included in net income as reported, net of related tax effects	2,727	2,264
Less: Stock based compensation determined under fair value based methods for all awards, net of related tax effects	(3,166)	(2,853)

Pro forma net income	$48,165	$65,252

Earnings per share as reported:
Basic	$1.29	$1.76

Diluted	$1.25	$1.69

Pro forma earnings per share:
Basic	$1.28	$1.74

Diluted	$1.23	$1.67

At December 31, 2006, the Company had the following stock-based compensation plans as described below. The total compensation expense (net of forfeitures) for these plans was $3,453, $3,368 and $3,936 for the years ended December 31, 2006, 2005 and 2004, respectively. The tax benefit recognized in the years ended December 31, 2006, 2005 and 2004 related to stock-based compensation plans totaled $1,640, $1,671 and $1,858, respectively. Prior to January 1, 2006, the Company accounted for these plans under the provisions of APB 25.
1997 Share Incentive Plan
The Company maintains the 1997 Share Incentive Plan (the “Incentive Plan”), as amended, which authorizes the issuance of up to 6,200,000 shares, of which 4,574,455 have been issued or are currently reserved for issuance upon exercise of outstanding options as of December 31, 2006. The Incentive Plan provides for the grant of (i) share options which may or may not qualify as incentive stock options, (ii) performance shares, (iii) dividend equivalent rights and (iv) restricted shares. Options granted under the Incentive Plan generally have a 10-year term and generally vest over periods ranging from three to ten years from the date of grant. The vesting of grants is accelerated upon a change in control of the Company and under certain other conditions.
Non-Employee Directors’ Plan
The Company maintains the Non-Employee Directors’ Plan (the “Directors’ Plan”), which authorizes the issuance of up to 300,000 shares, of which 100,072 have been granted as of December 31, 2006. The Directors’ Plan provides for the grant of (i) share options which may or may not qualify as incentive stock options, (ii) performance shares, (iii) dividend equivalent rights and (iv) restricted shares. Options granted under the Directors’ Plan have a 10-year term and vest over three years from the date of grant.
Employee Share Purchase Plan
The Company sponsors the Carey Diversified LLC Employee Share Purchase Plan (“ESPP”), pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain limits, to purchase the Company’s common stock. Employees can purchase stock semi-annually at a price equal to 85% of the fair market value at certain plan defined dates. The ESPP is not material to

W. P. Carey 2006 10-K – 71

Notes to Consolidated Financial Statements
the Company’s results of operations. Compensation expense under this plan for the year ended December 31, 2006 was $164. There was no corresponding compensation expense for the years ended December 31, 2005 and 2004.
Carey Management Warrants
In January 1998, the predecessor of Carey Management was granted warrants to purchase 2,284,800 shares of the Company’s common stock exercisable at $21 per share and 725,930 shares exercisable at $23 per share as compensation for investment banking services in connection with structuring the consolidation of the CPA® Partnerships. As of December 31, 2006, warrants totaling 100,000 have been exercised at $21 per share. There have been no exercises of the $23 warrants. The warrants are exercisable until January 2009. These warrants and shares were fully vested prior to January 1, 2006.
Partnership Equity Plan Unit
During 2003, the Company adopted a non-qualified deferred compensation plan under which a portion of any participating officer’s cash compensation in excess of designated amounts will be deferred and the officer will be awarded a Partnership Equity Plan Unit (“PEP Unit”). The value of each PEP Unit is intended to correspond to the value of a share of the CPA® REIT designated at the time of such award. Redemption will occur at the earlier of a liquidity event of the underlying CPA® REIT or twelve years from the date of award. The award is fully vested upon grant, and the Company may terminate the plan at any time. The value of each PEP Unit will be adjusted to reflect the underlying appraised value of the CPA® REIT. Additionally, each PEP Unit will be entitled to a distribution equal to the distribution rate of the CPA® REIT. All issuances of PEP Units, changes in the fair value of PEP Units and distributions paid are included in compensation expense of the Company. The PEP plan is a deferred compensation plan and is therefore considered to be outside the scope of SFAS 123(R). Compensation expense under this plan for the years ended December 31, 2006, 2005 and 2004 was $1,979, $2,412 and $2,826, respectively.
Profit-Sharing Plan
The Company sponsors a qualified profit-sharing plan and trust covering substantially all of its full-time employees who have attained age 21, worked a minimum of 1,000 hours and completed one year of service. The Company is under no obligation to contribute to the plan and the amount of any contribution is determined by and at the discretion of the Board of Directors. The Board of Directors can authorize contributions to a maximum of 15% of an eligible participant’s compensation, limited to $33 annually per participant. For the years ended December 31, 2006, 2005 and 2004, amounts expensed by the Company for contributions to the trust were $2,440, $2,108 and $1,988, respectively. The profit-sharing plan is a deferred compensation plan and is therefore considered to be outside the scope of SFAS 123(R).
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
Company Options and Grants
Option and warrant activity as of December 31, 2006 and changes during the year ended December 31, 2006 were as follows:

			Weighted Average
			Remaining	Aggregate Intrinsic
		Weighted Average	Contractual Term	Value
	Shares	Exercise Price	(in Years)	(in 000’s)
Outstanding at beginning of year	5,360,967	$22.64
Granted	621,828	26.76
Exercised	(319,988)	20.57
Forfeited / Expired	(62,738)	28.89

Outstanding at end of year	5,600,069	$23.14	4.23	$39,858

Vested and expected to vest at end of year	5,534,790	$23.08	4.18	$39,717

Exercisable at end of year	4,133,782	$21.08	2.81	$36,766

W. P. Carey 2006 10-K – 72

Notes to Consolidated Financial Statements
Option and warrant activity for 2005 and 2004 was as follows:

	Years ended December 31,
	2005			2004
			Weighted			Weighted
			Average			Average
			Remaining			Remaining
		Weighted	Contractual		Weighted	Contractual
		Average	Term		Average	Term
	Shares	Exercise Price	(in Years)	Shares	Exercise Price	(in Years)
Outstanding at beginning of year	5,165,617	$22.05		4,812,902	$20.95
Granted	365,277	31.79		525,171	29.68
Exercised	(86,558)	18.26		(146,121)	21.09
Forfeited / Expired	(83,369)	25.24		(26,335)	24.18

Outstanding at end of year	5,360,967	$22.68	4.62	5,165,617	$22.05	5.41

Exercisable at end of year	4,394,887	$21.15		4,287,999	$20.97

The weighted average grant date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $2.15, $1.94 and $2.01, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $2,066, $888 and $1,619, respectively.
Nonvested restricted stock awards as of December 31, 2006 and changes during the year ended December 31, 2006 were as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2006	253,587	$29.75
Granted	159,704	27.25
Vested	(83,667)	28.16
Forfeited	(26,263)	26.02

Nonvested at December 31, 2006	303,361	$29.20

The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $2,356, $1,960 and $5,716, respectively.
The fair value of share-based payment awards is estimated using the Black-Scholes option pricing formula (options and warrants) which involves the use of assumptions which are used in estimating the fair value of share based payment awards. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based upon the trailing quarterly distribution for the four quarters prior to December 31, 2006 expressed as a percentage of the Company’s stock price. Expected volatilities are based on a review of the five and ten-year historical volatility of the Company’s stock as well as the historical volatilities and implied volatilities of common stock and exchange traded options of selected comparable companies. The expected term of awards granted is derived from an analysis of the remaining life of the Company’s awards giving consideration to their maturity dates and remaining time to vest. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. For the years ended December 31, 2006, 2005 and 2004, the following assumptions and weighted average fair values were used:

	Years ended December 31,
	2006	2005	2004
Risk-free interest rates	4.61 - 5.07%	3.94 - 4.56%	3.63 - 3.92%
Dividend yields	6.27 - 7.08%	7.7 - 7.8%	7.79 - 8.19%
Expected volatility	17 - 17.5%	20%	20.66 - 21.56%
Expected term in years	6.22 - 8.5	10	7 - 7.13

W. P. Carey 2006 10-K – 73

Notes to Consolidated Financial Statements
As of December 31, 2006, approximately $9,000 of total unrecognized compensation expense related to nonvested stock-based compensation awards is expected to be recognized over a weighted-average period of approximately 3.7 years.
The Company has the ability and intent to issue shares upon stock option exercises. Historically, the Company has issued new common stock to satisfy such exercises. Cash received from stock option exercises and purchases under the ESPP during the year ended December 31, 2006 was $7,181.
Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Years ended December 31,
	2006	2005	2004
Net income – basic	$86,303	$48,604	$65,841
Income effect of dilutive securities, net of taxes	574	–	–

Net income – diluted	$86,877	$48,604	$65,841

Weighted average shares – basic	37,668,920	37,688,835	37,417,918
Effect of dilutive securities: stock options and warrants	1,424,977	1,331,966	1,543,830

Weighted average shares – diluted	39,093,897	39,020,801	38,961,748

Securities totaling 261,691 for the year ended December 31, 2006 were excluded from the earnings per share computations above as their effect would have been anti-dilutive. There were no such anti-dilutive securities for the years ended December 31, 2005 and 2004.
Share Repurchase Program
In December 2005, the board of directors approved a $20,000 share repurchase program. Under this program, the Company could repurchase up to $20,000 of its common stock in the open market during the twelve-month period beginning December 16, 2005 as conditions warranted. During the term of this program, which ended December 15, 2006, the Company repurchased and retired 166,800 shares totaling $4,138.
Other
During 2006, the Company recognized severance costs totaling approximately $2,100 related to several former employees. Such costs are included in general and administrative expenses in the accompanying consolidated financial statements.
Note 15. Income Taxes
The components of the Company’s provision for income taxes for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Years ended December 31,
	2006	2005	2004
Federal:
Current	$29,029	$11,761	$26,330
Deferred	1,079	1,222	6,118

	30,108	12,983	32,448

State, local and foreign:
Current	14,842	6,080	15,826
Deferred	541	327	2,709

	15,383	6,407	18,535

Total provision	$45,491	$19,390	$50,983

W. P. Carey 2006 10-K – 74

Notes to Consolidated Financial Statements
Deferred income taxes as of December 31, 2006 and 2005 consist of the following:

	December 31,
	2006	2005
Deferred tax assets:
Unearned and deferred compensation	$4,955	$4,479
Other	136	649

	5,091	5,128

Deferred tax liabilities:
Receivables from affiliates	15,925	24,658
Investments	30,474	20,378
Other	219	–

	46,618	45,036

Net deferred tax liability	$41,527	$39,908

The difference between the tax provision and the tax benefit recorded at the statutory rate at December 31, 2006, 2005 and 2004 is as follows:

	Years ended December 31,
	2006	2005	2004
Pre-tax income from taxable subsidiaries	$90,303	$38,680	$98,707
Federal provision at statutory tax rate (35%)	31,606	13,538	34,547
State and local taxes, net of federal benefit	8,949	3,566	11,695
Amortization of intangible assets	1,629	1,245	2,210
Other	2,494	313	1,225

Tax provision – taxable subsidiaries	44,678	18,662	49,677
Other state, local and foreign taxes	813	728	1,306

Total tax provision	$45,491	$19,390	$50,983

Note 16. Segment Reporting
The Company evaluates its results from operations by its two major business segments as follows:
Management Services Operations
This business segment includes management services operations performed for the CPA® REITs pursuant to the advisory agreements. This business line also includes interest on deferred revenue and earnings from unconsolidated investments in the CPA® REITs accounted for under the equity method which were received in lieu of cash for certain payments due under the advisory agreements. In connection with maintaining the Company’s status as a publicly traded partnership, this business segment is carried out largely by corporate subsidiaries that are subject to federal, state, local and foreign taxes as applicable. The Company’s financial statements are prepared on a consolidated basis including these taxable operations and include a provision for current and deferred taxes on these operations.
Real Estate Operations
This business segment includes the operations of properties under operating leases, properties under direct financing leases, real estate under construction and development, operating real estate, assets held for sale and equity investments in real estate in ventures accounted for under the equity method which are engaged in these activities. Because of the Company’s legal structure, these operations are generally not subject to federal income taxes; however, they may be subject to certain state, local and foreign taxes.

W. P. Carey 2006 10-K – 75

Notes to Consolidated Financial Statements
A summary of comparative results of these business segments is as follows:

	Years ended December 31,
	2006	2005	2004
Management Services
Revenues	$189,787	$90,863	$147,154
Operating expenses	(107,015)	(55,022)	(54,861)
Other, net (1)	15,268	7,503	3,455
Provision for income taxes	(44,710)	(18,662)	(49,546)

Income from continuing operations	$53,330	$24,682	$46,202

Real Estate
Revenues	83,471	77,921	72,398
Operating expenses	(38,231)	(40,074)	(41,786)
Interest expense	(18,139)	(16,787)	(14,453)
Other, net (1)	7,904	2,231	4,668
Provision for income taxes	(781)	(728)	(1,437)

Income from continuing operations	$34,224	$22,563	$19,390

Total Company
Revenues	273,258	168,784	219,552
Operating expenses	(145,246)	(95,096)	(96,647)
Interest expense	(18,139)	(16,787)	(14,453)
Other, net (1)	23,172	9,734	8,123
Provision for income taxes	(45,491)	(19,390)	(50,983)

Income from continuing operations	$87,554	$47,245	$65,592

	Equity Investments in Real Estate		Total Long-Lived Assets (2)		Total Assets
	As of December 31,		As of December 31,		As of December 31,
	2006	2005	2006	2005	2006	2005
Management Services	$107,391	$90,411	$122,828	$109,204	$299,036	$288,926
Real Estate	58,756	44,156	765,777	656,406	793,974	694,336

Total Company	$166,147	$134,567	$888,605	$765,610	$1,093,010	$983,262

(1)	Includes interest income, minority interest, income from equity investments in real estate and gains and losses on sales and foreign currency transactions.

(2)	Includes real estate, net investment in direct financing leases, equity investments in real estate, operating real estate and intangible assets related to management contracts.

W. P. Carey 2006 10-K – 76

Notes to Consolidated Financial Statements
Geographic information for the real estate operations segment is as follows:

2006	Domestic	Foreign (1)	Total Company
Revenues	$75,149	$8,322	$83,471
Operating expenses	(34,688)	(3,543)	(38,231)
Interest expense	(15,179)	(2,960)	(18,139)
Other, net (2)	5,417	2,487	7,904
Provision for income taxes	(580)	(201)	(781)

Income from continuing operations	$30,119	$4,105	$34,224

Total assets	729,649	64,325	793,974
Total long-lived assets	705,662	60,115	765,777

2005	Domestic	Foreign (1)	Total Company
Revenues	$69,865	$8,056	$77,921
Operating expenses	(36,779)	(3,295)	(40,074)
Interest expense	(13,567)	(3,220)	(16,787)
Other, net (2)	1,605	626	2,231
Provision for income taxes	(520)	(208)	(728)

Income from continuing operations	$20,604	$1,959	$22,563

Total assets	638,130	56,206	694,336
Total long-lived assets	601,193	55,213	656,406

2004	Domestic	Foreign (1)	Total Company
Revenues	$64,717	$7,681	$72,398
Operating expenses	(38,802)	(2,984)	(41,786)
Interest expense	(10,886)	(3,567)	(14,453)
Other, net (2)	2,324	2,344	4,668
Provision for income taxes	(806)	(631)	(1,437)

Income from continuing operations	$16,547	$2,843	$19,390

Total assets	705,444	70,206	775,650
Total long-lived assets	685,332	64,703	750,035

(1)	The company’s international operations consist of investments in France.

(2)	Includes interest income, minority interest, income from equity investments in real estate and gains and losses on sales and foreign currency transactions.
Note 17. Selected Quarterly Financial Data (unaudited)

	Three months ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenues (1)	$47,878	$57,660	$52,603	$115,117
Expenses (1)	23,387	38,609	32,267	50,983
Net income	11,065	17,304	14,305	43,629
Earnings per share -
Basic	0.30	0.46	0.38	1.15
Diluted	0.29	0.44	0.37	1.12
Distributions declared per share	0.452	0.454	0.456	0.458

W. P. Carey 2006 10-K – 77

Notes to Consolidated Financial Statements

	Three months ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenues (1)	$45,162	$43,948	$41,448	$38,226
Expenses (1)	(23,105)	(22,759)	(20,702)	(28,530)
Net income	5,855	16,933	14,328	11,488
Earnings per share -
Basic	0.16	0.45	0.38	0.30
Diluted	0.15	0.43	0.37	0.30
Distributions declared per share	0.444	0.446	0.448	0.450

(1)	Certain amounts from previous quarters have been reclassified to discontinued operations (see Note 7).
Note 18. Subsequent Events
In January and February 2007, Carey Storage acquired three domestic self-storage properties for approximately $19,600. In connection with these acquisitions, Carey Storage drew down $11,580 from its secured credit facility. Carey Storage incurs a fixed annual interest rate equal to the one-month LIBOR plus a spread which ranges from 1.75% to 2.35% on all borrowings under this facility. All amounts drawn under this facility are due in December 2008.
The Company formed Corporate Property Associates 17 – Global Incorporated (“CPA®:17”) in February 2007 for the purpose of investing in a diversified portfolio of income-producing commercial properties and other real estate related assets, both domestically and outside the United States. The Company filed a registration statement on Form S-11 with the SEC during February 2007 to raise up to $2,500,000 of common stock of CPA®:17 (including amounts under its dividend reinvestment plans) and expects to commence fundraising during 2007.

W. P. Carey 2006 10-K – 78

SCHEDULE III – REAL ESTATE and ACCUMULATED DEPRECIATION
as of December 31, 2006
(not in thousands)

											Life on which
											Depreciation
											in Latest
				Costs Capitalized	Increase	Gross Amount at which Carried					Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period (e)			Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (e)	Acquired	Computed
Real Estate Under Operating Leases:
Office facilities in Broomfield, Colorado	$–	$247,993	$2,538,263	$4,779,536	$(1,785,343)	$2,927,530	$2,852,919	$5,780,449	$780,889	1/1/1998	40 yrs.
Distribution facilities and warehouses in Erlanger, Kentucky	10,541,887	1,525,593	21,427,148	1,571,411	141,238	1,525,593	23,139,797	24,665,390	5,027,084	1/1/1998	40 yrs.
Retail stores in Montgomery and Brewton, Alabama	–	855,196	6,762,374	–	(4,802,316)	406,674	2,408,580	2,815,254	556,892	1/1/1998	40 yrs.
Industrial facility in Walbridge, Ohio	–	324,046	8,408,833	–	–	324,046	8,408,833	8,732,879	1,891,988	1/1/1998	40 yrs.
Land in Anchorage, Alaska	–	4,573,360	–	–	–	4,573,360	–	4,573,360	–	1/1/1998	N/A
Office facility in Beaumont, Texas	–	164,113	2,343,849	595,445	–	164,113	2,939,294	3,103,407	726,765	1/1/1998	40 yrs.
Office and industrial facilities in Bridgeton, Missouri	–	269,700	5,099,964	4,165,742	683	269,700	9,266,389	9,536,089	1,203,865	1/1/1998	40 yrs.
Office facility in College Station, Texas	–	1,389,951	5,337,002	92,326	(1,039,757)	1,107,855	4,671,667	5,779,522	1,023,684	1/1/1998	40 yrs.
Partially vacant industrial/office and distribution facilities in Salisbury, North Carolina	–	246,949	5,034,911	2,186,716	–	246,949	7,221,627	7,468,576	1,629,964	1/1/1998	40 yrs.
Land in Raleigh, North Carolina	–	1,638,012	–	155,229	289,997	828,277	1,254,961	2,083,238	17,627	1/1/1998	N/A
Office facility in King of Prussia, Pennsylvania	–	1,218,860	6,283,475	539,706	–	1,218,860	6,823,181	8,042,041	1,525,863	1/1/1998	40 yrs.
Warehouse and distribution facilities in Fort Lauderdale, Florida	–	1,173,108	3,368,141	242,885	98,916	1,173,108	3,709,942	4,883,050	812,260	1/1/1998	40 yrs.
Industrial facility in Lemont, Illinois	–	345,323	3,913,657	186,165	60,394	345,323	4,160,216	4,505,539	903,451	1/1/1998	40 yrs.
Industrial facilities in Pinconning, Mississippi	–	31,725	1,691,580	–	–	31,725	1,691,580	1,723,305	380,607	1/1/1998	40 yrs.
Industrial facilities in San Fernando, California	9,087,095	2,051,769	5,321,776	–	152,368	2,051,769	5,474,144	7,525,913	1,221,708	1/1/1998	40 yrs.
Land leased in several cities in the followings states: Alabama, Florida, Georgia, Illinois, Louisiana, Missouri, New Mexico, North Carolina, South Carolina and Texas	3,135,539	9,382,198	–	–	(171,949)	9,210,249	–	9,210,249	–	1/1/1998	N/A
Industrial facility in Milton, Vermont	–	219,548	1,578,592	–	–	219,548	1,578,592	1,798,140	355,183	1/1/1998	40 yrs.
Land in Glendora, California	–	1,135,003	–	–	17,286	1,152,289	–	1,152,289	–	1/1/1998	N/A
Office facilities in Bloomingdale, Illinois	–	1,074,640	11,452,967	723,690	–	1,090,462	12,160,835	13,251,297	2,626,706	1/1/1998	40 yrs.
Industrial facility in Manassas, Virginia	–	459,593	1,351,737	–	–	459,593	1,351,737	1,811,330	304,141	1/1/1998	40 yrs.
Industrial facility in Doraville, Georgia	6,171,815	3,287,857	9,863,570	–	275,133	3,287,857	10,138,703	13,426,560	2,263,362	1/1/1998	40 yrs.
Office facilities in Collierville, Tennessee	–	335,189	1,839,331	–	–	335,189	1,839,331	2,174,520	413,849	1/1/1998	40 yrs.
Land in Irving and Houston, Texas	9,131,508	9,795,193	–	–	–	9,795,193	–	9,795,193	–	1/1/1998	N/A
Industrial facility in Detroit, Michigan	8,635,848	5,967,620	31,730,547	–	775,099	5,967,620	32,505,646	38,473,266	7,262,992	1/1/1998	40 yrs.
Industrial facility in Chandler, Arizona	12,911,674	5,034,749	18,956,971	2,185,077	541,325	5,034,749	21,683,373	26,718,122	4,768,174	1/1/1998	40 yrs.
Warehouse and distribution facilities in Houston, Texas	–	166,745	884,772	53,175	–	166,745	937,947	1,104,692	201,677	1/1/1998	40 yrs.
Industrial facility in Prophetstown, Illinois	–	70,317	1,476,657	–	(427,917)	70,317	1,048,740	1,119,057	19,310	1/1/1998	40 yrs.

W. P. Carey 2006 10-K – 79

SCHEDULE III – REAL ESTATE and ACCUMULATED DEPRECIATION
as of December 31, 2006
(not in thousands)

											Life on which
											Depreciation
											in Latest
				Costs Capitalized	Increase	Gross Amount at which Carried					Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period (e)			Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (e)	Acquired	Computed
Real Estate Under Operating Leases (Continued):
Office facilities in Bridgeton, Missouri	6,000,000	842,233	4,762,302	–	71,065	842,233	4,833,367	5,675,600	–	1/1/1998	40 yrs.
Industrial facility in Industry, California	–	3,789,019	13,163,763	1,103,550	317,638	3,789,019	14,584,951	18,373,970	1,907,247	1/1/1998	40 yrs.
Warehouse and distribution facilities in Memphis, Tennessee	–	1,051,005	14,036,912	510,000	(2,570,900)	1,051,005	11,976,012	13,027,017	1,711,906	1/1/1998	7 yrs.
Retail store in Bellevue, Washington	9,674,847	4,125,000	11,811,641	393,206	–	4,493,534	11,836,313	16,329,847	2,575,956	4/23/1998	40 yrs.
Office facilities in Paris, France	11,290,748	2,674,914	8,113,120	57,096	1,816,715	1,545,859	11,115,986	12,661,845	2,229,243	5/27/1998	40 yrs.
Office facility in Rouen, France	3,336,190	542,968	5,286,915	–	793,163	641,716	5,981,330	6,623,046	1,195,480	6/10/1998	40 yrs.
Office facility in Houston, Texas	5,000,005	3,260,000	22,574,073	404,918	–	3,260,000	22,978,991	26,238,991	4,947,709	6/15/1998	40 yrs.
Office facility in Tempe, Arizona	16,080,135	2,274,782	26,701,663	–	–	2,274,782	26,701,663	28,976,445	5,115,911	6/30/1998	40 yrs.
Office facility in Rio Rancho, New Mexico	8,318,515	1,190,000	9,352,965	1,315,694	–	1,466,884	10,391,775	11,858,659	2,033,696	7/1/1998	40 yrs.
Office facility in Rouen, France	1,227,799	303,061	2,109,731	357,187	217,109	249,585	2,737,503	2,987,088	464,492	11/16/1998	40 yrs.
Vacant office facility in Moorestown, New Jersey	5,636,940	351,445	5,980,736	1,103,154	42,916	351,445	7,126,806	7,478,251	1,389,589	2/19/1999	40 yrs.
Warehouse and distribution facilities in Phalempin and Joue Les Tours, France	3,042,243	451,168	4,478,891	–	919,893	562,807	5,287,145	5,849,952	970,842	5/5/1999	40 yrs.
Office facility in Norcross, Georgia	30,000,000	5,200,000	25,585,340	–	11,821,184	5,200,000	37,406,524	42,606,524	6,715,434	6/3/1999	40 yrs.
Office facility in Lafayette, Louisiana	3,943,049	720,000	7,708,458	119,092	41	720,000	7,827,591	8,547,591	1,376,727	12/22/1999	40 yrs.
Office facility in Tours, France	8,695,229	1,033,532	9,737,359	–	4,156,724	1,449,205	13,478,410	14,927,615	2,037,944	9/1/2000	40 yrs.
Office facility in Illkirch, France	19,894,863	–	18,520,178	–	9,084,278	–	27,604,456	27,604,456	3,640,573	12/3/2001	40 yrs.
Industrial, warehouse and distribution facilities in Lenexa, Kansas; Winston-Salem, North Carolina and Dallas, Texas	8,738,516	1,860,000	12,538,600	–	5,890	1,860,000	12,544,490	14,404,490	1,380,369	9/12/2002	40 yrs.
Office buildings in Venice, California (c)	–	2,032,029	10,151,780	–	1,071	2,032,029	10,152,851	12,184,880	581,675	9/1/2004	40 yrs.

W. P. Carey 2006 10-K – 80

SCHEDULE III – REAL ESTATE and ACCUMULATED DEPRECIATION
as of December 31, 2006

											Life on which
											Depreciation
											in Latest
				Costs Capitalized	Increase	Gross Amount at which Carried					Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period (e)			Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (e)	Acquired	Computed
Real Estate Under Operating Leases (Continued):
Retail stores in Drayton Plains, Michigan and Citrus Heights, California (c)	–	1,039,313	4,788,318	–	192,937	1,039,313	4,981,255	6,020,568	282,593	9/1/2004	40 yrs.
Office facility in San Diego, California (c)	–	4,646,946	19,711,863	7,744	40,835	4,646,946	19,760,442	24,407,388	1,131,730	9/1/2004	40 yrs.
Warehouse and distribution facilities in Birmingham, Alabama (c)	4,722,475	1,255,668	7,703,604	–	–	1,255,668	7,703,604	8,959,272	441,352	9/1/2004	40 yrs.
Industrial facility in Scottsdale, Arizona (c)	1,513,396	586,369	45,954	–	476	586,369	46,430	632,799	2,661	9/1/2004	40 yrs.
Retail stores in Hope, Little Rock and Hot Springs, Arizona (c)	–	850,212	2,938,815	–	–	850,212	2,938,815	3,789,027	168,370	9/1/2004	40 yrs.
Industrial facilities in Apopka, Florida (c)	2,621,398	362,004	10,854,781	–	–	362,004	10,854,781	11,216,785	621,889	9/1/2004	40 yrs.
Retail facility in Jacksonville, Florida	–	974,500	6,979,507	–	–	974,500	6,979,507	7,954,007	399,868	9/1/2004	40 yrs.
Retail facilities in Charlotte, North Carolina (c)	–	1,639,057	10,607,869	–	24,528	1,639,057	10,632,397	12,271,454	608,535	9/1/2004	40 yrs.
Industrial and office facilities in Austin, Texas (d)	–	1,238,128	10,983,459	–	–	1,238,128	10,983,459	12,221,587	31,653	12/1/2006	28.9 yrs.
Industrial facility in Chattanooga, Tennessee (d)	–	1,381,511	4,021,419	–	–	1,381,511	4,021,419	5,402,930	24,671	12/1/2006	13.6 yrs.
Land in San Leandro, California (d)	–	1,531,750	–	–	–	1,531,750	–	1,531,750	–	12/1/2006	N/A
Warehouse and distribution facility in Greenfield, Indiana (d)	–	967,274	3,799,882	–	–	967,274	3,799,882	4,767,156	11,242	12/1/2006	28.2 yrs.
Educational facility in Mendota Heights, Minnesota (d)	7,010,996	2,483,556	9,078,252	–	–	2,483,556	9,078,252	11,561,808	24,470	12/1/2006	30.9 yrs.
Industrial facility in Sunnyvale, California (d)	–	1,662,913	3,570,538	–	–	1,662,913	3,570,538	5,233,451	11,020	12/1/2006	27 yrs.
Fitness and recreational sports center in Austin, Texas (d)	3,014,502	1,725,423	5,167,916	–	–	1,725,423	5,167,916	6,893,339	15,112	12/1/2006	28.5 yrs.

	$219,377,212	$107,030,130	$469,532,721	$22,848,744	$21,060,720	$108,119,420	$512,352,895	$620,472,315	$79,968,000

W. P. Carey 2006 10-K – 81

SCHEDULE III – REAL ESTATE and ACCUMULATED DEPRECIATION
as of December 31, 2006

						Gross Amount at
				Costs Capitalized	Increase	which Carried
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of	Date
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Period Total	Acquired
Direct Financing Method:
Warehouse and distribution facilities in Anchorage, Alaska	$–	$331,910	$12,281,102	$–	$(502,429)	$12,110,583	1/1/1998
Industrial facility in Williamsport, Pennsylvania	–	445,383	11,323,899	–	(6,601,630)	5,167,652	1/1/1998
Office facility in Toledo, Ohio	2,618,429	223,585	2,684,424	–	(276,580)	2,631,429	1/1/1998
Industrial facility in Goshen, Indiana	–	238,532	3,339,449	–	(1,560,743)	2,017,238	1/1/1998
Retail stores in several cities in the following states: Alabama, Florida, Georgia, Illinois, Louisiana, Missouri, New Mexico, North Carolina, South Carolina and Texas	5,458,138	–	16,416,402	–	(383,811)	16,032,591	1/1/1998
Retail store in West Mifflin, Pennsylvania	–	1,839,303	6,535,144	–	(4,858,641)	3,515,806	1/1/1998
Office and industrial facilities in Glendora, California and Romulus, Michigan	–	454,101	13,250,980	9,315	174,480	13,888,876	1/1/1998
Industrial facilities in Thurmont, Maryland and Farmington, New York	–	728,683	6,092,840	–	(60,517)	6,761,006	1/1/1998
Warehouse and distribution facilities in New Orleans, Louisiana; Memphis, Tennessee and San Antonio, Texas	–	1,882,372	5,846,214	26,581	(1,375,617)	6,379,550	1/1/1998
Industrial facilities in Irving and Houston, Texas	24,097,128	–	27,598,638	–	(1,750,111)	25,848,527	1/1/1998
Office facility in Charleston, South Carolina (c)	9,601,141	1,965,093	11,884,907	5,919	372,000	14,227,919	9/1/2004

	$41,774,836	$8,108,962	$117,253,999	$41,815	$(16,823,599)	$108,581,177

													Life on which
							Gross Amount at which						Depreciation
					Costs	Increase	Carried at Close of Period (e)						in Latest
		Initial Cost to Company			Capitalized	(Decrease)							Statement of
				Personal	Subsequent to	in Net			Personal		Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Property	Acquisition (a)	Investments (b)	Land	Buildings	Property	Total	Depreciation (e)	Acquired	Computed
Operating Real Estate:
Hotel located in Livonia, Michigan	$–	$2,765,094	$11,086,650	$3,277,133	$7,657,902	$(8,629,916)	$2,765,094	$7,284,898	$6,106,871	$16,156,863	$7,634,375	1/1/1998	7-40 yrs.
Self storage facilities in Taunton, North Andover, North Billerica and Brockton Massachusetts	9,840,000	4,300,000	12,274,167	–	–	–	4,300,000	12,274,167	–	16,574,167	28,425	12/7/2006	25-40 yrs.
Self storage facility in Newington, Connecticut	3,465,000	520,000	2,973,187	–	–	–	520,000	2,973,187	–	3,493,187	6,194	12/7/2006	40 yrs.
Self storage facility in Killeen, Texas	2,195,700	1,230,000	3,820,928	–	–	–	1,230,000	3,820,928	–	5,050,928	–	12/22/2006	30 yrs.

	$15,500,700	$8,815,094	$30,154,932	$3,277,133	$7,657,902	$(8,629,916)	$8,815,094	$26,353,180	$6,106,871	$41,275,145	$7,668,994

W. P. Carey 2006 10-K – 82

NOTES TO SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

(a)	Consists of the cost of improvements and acquisition costs subsequent to acquisition, including legal fees, appraisal fees, title costs, other related professional fees and purchases of furniture, fixtures, equipment and improvements at the hotel properties.

(b)	The increase (decrease) in net investment is primarily due to (i) the amortization of unearned income from net investment in direct financing leases producing a periodic rate of return which at times may be greater or less than lease payments received, (ii) sales of properties (iii) impairment charges, (iv) changes in foreign currency exchange rates, and (v) an adjustment in connection with purchasing certain minority interests.

(c)	Property acquired in connection with the CIP®/CPA®:15 Merger on September 1, 2004.

(d)	Property acquired in connection with the CIP®:12/14 Merger on December 1, 2006.

(e)	Reconciliation of real estate and accumulated depreciation.
	Reconciliation of Real Estate Accounted
	for Under the Operating Method
	December 31,
	2006	2005	2004
Balance at beginning of year	$515,275,191	$530,278,568	$445,738,136
Additions	49,658,020	2,311,256	87,599,638
Dispositions	(14,551,490)	(3,135,093)	(5,548,193)
Foreign currency translation adjustment	7,094,463	(9,016,998)	5,669,071
Reclassification from/to assets held for sale, operating real estate, net investment in direct financing lease and equity investments in real estate and under development	20,389,607	(3,362,542)	2,069,916
Consolidation of investment pursuant to adoption of EITF 04-05	42,606,524	–	–
Impairment charge	–	(1,800,000)	(5,250,000)

Balance at end of year	$620,472,315	$515,275,191	$530,278,568

	Reconciliation of Accumulated Depreciation for Real Estate Accounted
	for Under the Operating Method
	December 31,
	2006	2005	2004
Balance at beginning of year	$60,796,855	$53,913,863	$45,020,621
Depreciation expense	13,484,993	10,336,033	9,593,923
Depreciation expense from discontinued operations	100,766	309,907	200,046
Foreign currency translation adjustment	739,782	(1,073,851)	783,292
Reclassification from/to assets held for sale, operating real estate and net investment in direct financing lease	–	(2,244,519)	(93,241)
Consolidation of investment pursuant to adoption of EITF 04-05	5,780,185	–	–
Dispositions	(934,581)	(444,578)	(1,590,778)

Balance at end of year	$79,968,000	$60,796,855	$53,913,863

	Reconciliation for Operating Real Estate
	December 31,
	2006	2005	2004
Balance at beginning of year	$15,107,927	$16,123,015	$21,952,052
Additions	26,167,218	114,912	1,670,963
Impairment charge	–	(1,130,000)	(7,500,000)

Balance at close of year	$41,275,145	$15,107,927	$16,123,015

W. P. Carey 2006 10-K – 83

	Reconciliation of Accumulated
	Depreciation for Operating Real Estate
	December 31,
	2006	2005	2004
Balance at beginning of year	$7,242,967	$6,982,836	$5,805,321
Depreciation expense	426,027	260,131	1,177,515

Balance at end of year	$7,668,994	$7,242,967	$6,982,836

At December 31, 2006, the aggregate cost of real estate owned by the Company and its subsidiaries for Federal income tax purposes is approximately $652,376,640.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls And Procedures
Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated and communicated to management, including our chief executive officer and acting chief financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported, within the required time periods specified in the SEC’s rules and forms. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives, and that future events may impact the effectiveness of a system of controls.
Our chief executive officer and acting chief financial officer have conducted a review of our disclosure controls and procedures as of December 31, 2006. Based upon this review, our chief executive officer and acting chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2006 at a reasonable level of assurance and procedures to ensure that the information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms.
Management’s Report on Internal Control Over Financial Reporting
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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, we used criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.
Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm who also audited our consolidated financial statements included in Item 8, as stated in their report in Item 8.

W. P. Carey 2006 10-K – 84

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
This information will be contained in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.
Item 11. Executive Compensation.
This information will be contained in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This information will be contained in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence.
This information will be contained in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.
Item 14. Principal Accounting Fees and Services.
This information will be contained in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
     (1) and (2) – Financial Statements and schedules – see index to financial statements and schedules included in Item 8.
     (3) Exhibits:

W. P. Carey 2006 10-K – 85

The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit		Method of
No.	Description	Filing
3.1	Amended and Restated Limited Liability Company Agreement.	Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 dated August 9, 2006

3.2	Amended and Restated Bylaws.	Exhibit 3 to Form 8-K dated April 29, 2005

4.1	Form of Listed Share Stock Certificate.	Exhibit 4.1 to Registration Statement on Form S-4 (No. 333-37901) dated October 15, 1997

4.2	Listed Share Purchase Warrant.	Exhibit 99.22 to Registration Statement on Form S-4 (No. 333-37901) dated October 15, 1997

10.1	Management Agreement Between Carey Management LLC and the Company.	Exhibit 10.1 to Registration Statement on Form S-4 (No. 333-37901) dated October 15, 1997

10.2	Non-Employee Directors’ Incentive Plan.	Exhibit 10.2 to Registration Statement on Form S-4 (No. 333-37901) dated October 15, 1997

10.3	1997 Share Incentive Plan.	Exhibit 10.3 to Registration Statement on Form S-4 (No. 333-37901) dated October 15, 1997

10.4	Non-Statutory Listed Share Option Agreement.	Exhibit 10.5 to Registration Statement on Form S-4 (No. 333-37901) dated October 15, 1997

10.5	Carey Asset Management Corp. 2005 Partnership Equity Unit Plan.	Filed as Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 dated March 15, 2005

10.6	Third Amended and Restated Credit Agreement dated as of May 27, 2004.	Filed as Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 dated March 15, 2005

10.7	Employment Agreement dated June 28, 2000 between W. P. Carey International LLC, W. P. Carey & Co., LLC and Edward V. LaPuma	Filed herewith

10.8	Amended Employment Agreement dated March 21, 2003 between W. P. Carey International LLC, W. P. Carey & Co., LLC and Edward V. LaPuma.	Filed herewith

10.9
Agreement and Plan of Merger, dated June 29, 2006, by and among Corporate Property Associates 12 Incorporated, the entities listed in Schedule 1 thereof, Carey Asset Management Corp. and W. P. Carey & Co. LLC.
Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K/A dated June 29, 2006

21.1	List of Registrant Subsidiaries.	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP.	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Chief Executive Officer and Chief Financial Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

W. P. Carey 2006 10-K – 86

Exhibit		Method of
No.	Description	Filing
99.1	Second Amended and Restated Advisory Agreement dated September 30, 2005 between Corporate Property Associates 14 Incorporated and Carey Asset Management Corp.	Filed as Exhibit 99.23 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 dated March 8, 2006

99.2	Second Amended and Restated Advisory Agreement dated September 30, 2005 between Corporate Property Associates 15 Incorporated and Carey Asset Management Corp.	Filed as Exhibit 99.24 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 dated March 8, 2006

99.3	Second Amended and Restated Advisory Agreement dated September 30, 2005 between Corporate Property Associates 16 – Global Incorporated and Carey Asset Management Corp.	Filed as Exhibit 99.25 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 dated March 8, 2006

W. P. Carey 2006 10-K – 87

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey & Co. LLC
Date 2/26/2007	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William P. Carey William P. Carey	Chairman of the Board and Director	2/26/2007

/s/ Gordon F. DuGan Gordon F. DuGan	President and Chief Executive Officer and Director (Principal Executive Officer)	2/26/2007

/s/ Mark J. DeCesaris Mark J. DeCesaris	Managing Director and acting Chief Financial Officer (acting Principal Financial Officer)	2/26/2007

/s/ Claude Fernandez Claude Fernandez	Managing Director and Chief Accounting Officer (Principal Accounting Officer)	2/26/2007

/s/ Francis J. Carey Francis J. Carey	Chairman of the Executive Committee and Director	2/26/2007

/s/ Nathaniel S. Coolidge Nathaniel S. Coolidge	Chairman of the Investment Committee and Director	2/26/2007

/s/ Eberhard Faber IV Eberhard Faber IV	Chairman of the Nomination & Corporate Governance Committees and Director	2/26/2007

/s/ Benjamin H. Griswold IV Benjamin H. Griswold IV	Chairman of the Compensation Committee and Director	2/26/2007

/s/ Dr. Lawrence R. Klein Dr. Lawrence R. Klein	Chairman of the Economic Policy Committee and Director	2/26/2007

/s/ Charles E. Parente Charles E. Parente	Chairman of the Audit Committee and Director	2/26/2007

/s/ George E. Stoddard George E. Stoddard	Director	2/26/2007

/s/ Dr. Karsten von Köller Dr. Karsten von Köller	Director	2/26/2007

/s/ Reginald Winssinger Reginald Winssinger	Director	2/26/2007
Report on Form 10-K
The Company will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC. The 10-K may also be obtained through the SEC’s EDGAR database at www.sec.gov.

W. P. Carey 2006 10-K – 88