Form 10-Q
period 2007-03-31
CAREY W P & CO LLC
filed 2007-05-10
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Registrant has 38,492,548 Listed Shares, no par value, outstanding at May 3, 2007.

*	The summarized consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of such financial statements have been included.
Forward Looking Statements
This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan” or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, those described in Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2006. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved. Additionally, a description of our critical accounting estimates is included in the management’s discussion and analysis section in our annual report on Form 10-K for the year ended December 31, 2006. There has been no significant change in our critical accounting estimates.
As used in this quarterly report on Form 10-Q, the terms “we,” “us” and “our” include W. P. Carey & Co. LLC, its consolidated subsidiaries and predecessors, unless otherwise indicated.

W. P. Carey 3/31/2007 10-Q—1

W. P. CAREY & CO. LLC
PART I
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	March 31, 2007	December 31, 2006
		(NOTE)

Assets
Real estate, net	$534,159	$540,504
Net investment in direct financing leases	108,387	108,581
Equity investments in real estate	175,390	166,147
Operating real estate, net	62,019	33,606
Assets held for sale	4,845	1,269
Cash and cash equivalents	13,300	22,108
Due from affiliates	78,648	88,884
Goodwill	63,607	63,607
Intangible assets, net	41,259	43,742
Other assets, net	25,843	24,562

Total assets	$1,107,457	$1,093,010

Liabilities and Members’ Equity
Liabilities:
Limited recourse mortgage notes payable	$260,891	$261,152
Unsecured credit facility	26,000	2,000
Secured credit facility	30,651	15,501
Deferred revenue	45,919	40,490
Accounts payable and accrued expenses	25,701	34,047
Income taxes, net	45,624	63,462
Other liabilities	18,224	19,127
Distributions payable	17,716	17,481

Total liabilities	470,726	453,260

Minority interest in consolidated entities	7,800	7,765

Commitments and contingencies (Note 8)
Members’ equity:
Listed shares, no par value, 100,000,000 shares authorized; 38,442,298 and 38,262,157 shares issued and outstanding, respectively	748,379	745,969
Dividends in excess of accumulated earnings	(119,873)	(114,008)
Accumulated other comprehensive income	425	24

Total members’ equity	628,931	631,985

Total liabilities and members’ equity	$1,107,457	$1,093,010

The accompanying notes are an integral part of these consolidated financial statements.
NOTE: The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date.

W. P. Carey 3/31/2007 10-Q—2

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2007	2006
Revenues
Asset management revenue	$15,034	$14,362
Structuring revenue	4,583	9,892
Reimbursed costs from affiliates	3,475	2,998
Lease revenues	19,632	18,127
Other real estate income	3,174	2,383

	45,898	47,762

Operating Expenses
General and administrative	(12,237)	(11,158)
Reimbursable costs	(3,475)	(2,998)
Depreciation and amortization	(6,944)	(5,970)
Property expenses	(1,420)	(1,668)
Other real estate expenses	(2,524)	(1,567)

	(26,600)	(23,361)

Other Income and Expenses
Other interest income	598	727
Income from equity investments in real estate	2,438	1,550
Minority interest in income	(331)	(862)
Gain on sale of securities, foreign currency transactions and other gains, net	186	250
Interest expense	(4,863)	(4,388)

	(1,972)	(2,723)

Income from continuing operations before income taxes	17,326	21,678
Provision for income taxes	(6,378)	(6,722)

Income from continuing operations	10,948	14,956

Discontinued Operations
Loss from operations of discontinued properties	(148)	(534)
Impairment charges on assets held for sale	—	(3,357)

Loss from discontinued operations	(148)	(3,891)

Net Income	$10,800	$11,065

Basic Earnings (Loss) Per Share
Income from continuing operations	$0.28	$0.40
Loss from discontinued operations	—	(0.10)

Net income	$0.28	$0.30

Diluted Earnings (Loss) Per Share
Income from continuing operations	$0.27	$0.39
Loss from discontinued operations	—	(0.10)

Net income	$0.27	$0.29

Distributions Declared Per Share	$0.462	$0.452

Weighted Average Shares Outstanding
Basic	37,930,777	37,727,782

Diluted	39,851,353	38,627,267

The accompanying notes are an integral part of these consolidated financial statements.

W. P. Carey 3/31/2007 10-Q—3

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2007	2006
Net Income	$10,800	$11,065
Other Comprehensive Income
Change in unrealized appreciation on marketable securities	18	771
Foreign currency translation adjustment	383	(282)

	401	489

Comprehensive Income	$11,201	$11,554

The accompanying notes are an integral part of these consolidated financial statements.

W. P. Carey 3/31/2007 10-Q—4

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2007	2006
Cash Flows — Operating Activities
Net income	$10,800	$11,065
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization including intangible assets and deferred financing costs	7,308	6,229
Income from equity investments in real estate in excess of distributions received	(32)	(247)
Minority interest in income	331	862
Straight-line rent adjustments	850	732
Management income received in shares of affiliates	(8,467)	(7,892)
Unrealized gain on foreign currency transactions, warrants and securities	(160)	(165)
Impairment charges	—	3,357
(Decrease) increase in income taxes, net	(17,786)	4,329
Realized gain on foreign currency transactions	(26)	(85)
Stock-based compensation expense	923	719
Deferred acquisition revenue received	13,882	12,543
Increase in structuring revenue receivable	(158)	(3,039)
Net changes in other operating assets and liabilities	(7,744)	(3,061)

Net cash (used in) provided by operating activities	(279)	25,347

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	1,093	1,400
Purchases of real estate and equity investments in real estate	(27,710)	—
Capital expenditures	(3,881)	(674)
Release of funds from escrow in connection with the sale of property	465	—
Payment of deferred acquisition revenue to affiliate	(536)	(524)

Net cash (used in) provided by investing activities	(30,569)	202

Cash Flows — Financing Activities
Distributions paid	(17,484)	(16,965)
Contributions from minority interests	206	506
Distributions to minority interests	(577)	(136)
Scheduled payments of mortgage principal	(2,618)	(2,916)
Proceeds from mortgages and credit facilities	54,059	10,000
Prepayments of mortgage principal and credit facilities	(13,000)	(19,000)
Release of funds from escrow in connection with the financing of properties	—	4,031
Payment of financing costs	(69)	(217)
Proceeds from issuance of shares	1,000	1,323
Excess tax benefits associated with stock based compensation awards	487	77
Repurchase and retirement of shares	—	(482)

Net cash provided by (used in) financing activities	22,004	(23,779)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	36	49

Net (decrease) increase in cash and cash equivalents	(8,808)	1,819
Cash and cash equivalents, beginning of period	22,108	13,014

Cash and cash equivalents, end of period	$13,300	$14,833

The accompanying notes are an integral part of these consolidated financial statements.

W. P. Carey 3/31/2007 10-Q—5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Note 1. Business
W. P. Carey & Co. LLC is a real estate and advisory company that invests in commercial properties leased to companies domestically and internationally, and earns revenue as the advisor to the following publicly registered affiliated real estate investment trusts (“CPA® REITs”) that each make similar investments: Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 15 Incorporated (“CPA®:15”) and Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global”) and served in this capacity for Corporate Property Associates 12 Incorporated (“CPA®:12”) until its merger with CPA®:14 in December 2006. As of March 31, 2007, we own and manage over 800 commercial properties domestically and internationally including our own portfolio, which is comprised of our full or partial ownership interest in 183 commercial properties net leased to 109 tenants and totaling approximately 18 million square feet (on a pro rata basis), with an occupancy rate of 95.3%. We also own 11 domestic self-storage properties totaling approximately 0.8 million square feet.
Primary Business Segments
Management Services — We provide services to the CPA® REITs in connection with structuring and negotiating investment and debt placement transactions (structuring revenue) and provide on-going management of the portfolio (asset-based management and performance revenue). Asset-based management and performance revenue for the CPA® REITs are determined based on real estate related assets under management. As funds available to the CPA® REITs are invested, the asset base for which we earn revenue increases. We may elect to receive revenue in cash or restricted shares of the CPA® REITs. We may also earn incentive and disposition revenue and receive termination payments in connection with providing liquidity alternatives to CPA® REIT shareholders.
Real Estate Operations — We invest in commercial properties that are then leased to companies domestically and internationally, primarily on a triple net leased basis. We also invest in domestic self-storage real estate properties and operate a hotel franchise at a domestic property.
Note 2. Basis of Presentation
Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006.
Basis of Consolidation
The consolidated financial statements include all our accounts and our majority-owned and/or controlled subsidiaries. The portion of these entities not owned by us is presented as minority interest as of and during the periods consolidated. All material inter-entity transactions have been eliminated.
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if we are deemed to be the primary beneficiary, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs which we control. Entities that we account for under the equity method (i.e. at cost, increased or decreased by our share of earnings or losses, less distributions) include (i) entities that are VIEs and of which we are not deemed to be the primary beneficiary and (ii) entities that are non-VIEs which we do not control, but over which we have the ability to exercise significant influence. We will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.
In determining whether we control a non-VIE, our consideration includes using the Emerging Issues Task Force (“EITF”) Consensus on Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46R. The EITF reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited

W. P. Carey 3/31/2007 10-Q—6

Notes to Consolidated Financial Statements
partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting. As a result of adopting the provisions of EITF 04-05 effective January 1, 2006, we now consolidate a limited liability company that leases property to CheckFree Holdings Corporation Inc., that was previously accounted for under the equity method of accounting. The consolidation of this entity did not have a material impact on our financial position or results of operations.
We have several interests in joint ventures that are consolidated and have minority interests that have finite lives and were considered mandatorily redeemable non-controlling interests prior to the issuance of Staff Position No. 150-3 (“FSP FAS 150-3”). As a result of the deferral provisions of FSP 150-3, these minority interests have been reflected as liabilities.
We formed Corporate Property Associates 17 – Global Incorporated (“CPA®:17”) in February 2007 for the purpose of investing in a diversified portfolio of income-producing commercial properties and other real estate related assets, both domestically and outside the United States. We filed a registration statement on Form S-11 with the SEC during February 2007 to raise up to $2,500,000 of common stock of CPA®:17 (including amounts under a dividend reinvestment plan) and expect to commence fundraising during 2007. As of and during the three months ended March 31, 2007, the financial statements of CPA®:17, which had no operations during this period, were included in our consolidated financial statements, as we owned all of CPA®:17’s outstanding common stock.
Reclassifications and Revisions
Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. The financial statements included in this Form 10-Q have been adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented.
Recent Accounting Pronouncements
SFAS 155
In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments an Amendment of FASB No. 133 and 140” (“SFAS 155”). The purpose of SFAS 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. We adopted SFAS 155 as required on January 1, 2007 and the initial application of this statement did not have a material impact on our financial position or results of operations.
FIN 48
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we not recognize in our consolidated financial statements the impact of a tax position that fails to meet the more likely than not recognition threshold based on the technical merits of the position. We adopted FIN 48 as required on January 1, 2007 (Note 11).
SFAS 157
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective for our 2008 fiscal year. We do not believe that the adoption of SFAS 157 will have a material effect on our financial position or results of operations.
SFAS 159
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. This statement is effective for our 2008 fiscal year. We are currently assessing the potential impact that the adoption of SFAS 159 will have on our financial position and results of operations.

W. P. Carey 3/31/2007 10-Q—7

Notes to Consolidated Financial Statements
Note 3. Transactions with Related Parties
Advisory Services
Directly and through a wholly-owned subsidiary, we earn revenue as the advisor (“advisor”) to the CPA® REITs. Under the advisory agreements with the CPA® REITs, we perform various services, including but not limited to the day-to-day management of the CPA® REITs and transaction-related services. We earn asset management revenue totaling 1% per annum of average invested assets, as calculated pursuant to the advisory agreements for each CPA® REIT, of which 1/2 of 1% (“performance revenue”) is contingent upon specific performance criteria for each CPA® REIT. We are also reimbursed for certain costs, primarily broker/dealer commissions paid on behalf of the CPA® REITs and marketing and personnel costs. The advisory agreements allow us to elect to receive restricted stock for any revenue due from each CPA® REIT. For the three months ended March 31, 2007 and 2006, total asset-based revenue earned was $15,034 and $14,362, respectively, while reimbursed costs totaled $3,475 and $2,998, respectively. As of March 31, 2007, CPA®:16 – Global did not meet its performance criterion (a non-compounded cumulative distribution return of 6% per annum), as defined in its advisory agreement, and since CPA®:16 – Global’s inception, we have deferred cumulative performance revenue of $11,945 that will be recognized if the performance criterion is met. In 2007 and 2006, we elected to receive all performance revenue from the CPA® REITs as well as the asset management revenue payable by CPA®:16 – Global in restricted shares.
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
For the three months ended March 31, 2007 and 2006, we earned structuring revenue of $4,583 and $9,892, respectively. CPA®:16 – Global has not met its performance criterion and since its inception, cumulative deferred structuring revenue of $31,674 and interest thereon of $2,300 have been deferred, and will be recognized by us if CPA®:16 – Global meets the performance criterion. In addition, we may also earn revenue related to the disposition of properties, subject to subordination provisions, and will only recognize such revenue as the subordination provisions are achieved.
Deferred revenue related to providing services to CPA®:16 – Global (as described above) totaled $45,919 and $40,490 at March 31, 2007 and December 31, 2006, respectively, and is included in deferred revenue in the consolidated balance sheets. Recognition and ultimate collection of these amounts is subject to CPA®:16 – Global meeting its performance criterion. Based on our current assessment, CPA®:16 – Global is expected to meet its cumulative performance criterion during the second quarter of 2007, at which time we would recognize the cumulative deferred revenue. There is no assurance that the performance criterion will be achieved as projected as it is dependent on, among other factors, the performance of properties that CPA®:16 – Global invests in generating income in excess of the performance criterion as well as on the distribution rates that may be set by CPA®:16 – Global’s board of directors. If the performance criterion is achieved, deferred incentive and commission compensation related to achievement of the performance criterion, in the amount of approximately $6,182 (exclusive of interest) as of March 31, 2007, would become payable by us to certain employees.
Merger of CPA®:12 and CPA®:14
In connection with the acquisition of interests in 37 properties from CPA®:12 (the “CPA®:12 Acquisition”), we have agreed that if we enter into a definitive agreement to sell any of the acquired properties within six months after the closing of the CPA®:12 Acquisition at a price that is higher than the price paid to CPA®:12, we will pay to former CPA®:12 shareholders an amount equal to 85% of the excess (net of selling expenses and fees) on any such sale.
One of our subsidiaries has agreed to indemnify CPA®:14 if CPA®:14 suffers certain losses arising out of a breach by CPA®:12 of its representations and warranties under the merger agreement and having a material adverse effect on CPA®:14 after the CPA®:12 and CPA®:14 merger (the “CPA®:12/14 Merger”), up to the amount of fees received by our subsidiary in connection with the CPA®:12/14 Merger. We have evaluated the exposure related to this indemnification and have determined the exposure to be minimal.
Self-Storage Investments
In November 2006, we formed a subsidiary (“Carey Storage”) for the purpose of investing in self-storage real estate properties and their related businesses within the United States. During the three months ended March 31, 2007, Carey Storage used a portion of the proceeds from our initial contribution and loans along with borrowings totaling $15,150 under its $105,000 credit facility to acquire

W. P. Carey 3/31/2007 10-Q—8

Notes to Consolidated Financial Statements
five self-storage properties in several states totaling $26,000. Borrowings under the credit facility are fixed at an annual fixed interest rate of 7.6% for the first month of borrowing and at an annual variable interest rate equal to the one-month LIBOR plus a spread which ranges from 175 to 235 basis points thereafter depending on the aggregate debt yield for the collateralized asset pool. As of March 31, 2007, borrowings under the credit facility bore interest at a variable rate of 7.57% and mature in December 2008.
We expect to continue to acquire additional self-storage properties during 2007 (Note 13). We are evaluating raising third party capital in connection with these investments. Carey Storage’s results of operations are included in other real estate income and other real estate expenses in the consolidated financial statements.
General Transactions
We own interests in entities which range from 33% to 60%, with the remaining interests held by affiliates and own common stock in each of the CPA® REITs. We have a significant influence in these investments, which are accounted for under the equity method of accounting.
We are the general partner in a limited partnership that leases our home office spaces and participates in an agreement with certain affiliates, including the CPA® REITs for the purpose of leasing office space used for the administration of our operations, the operations of our affiliates and for sharing the associated costs. During the three months ended March 31, 2007 and 2006, we recorded income from minority interest partners of $248 and $407, respectively, related to reimbursements from these affiliates. Our estimated minimum annual lease payments on the office lease, inclusive of minority interest, as of March 31, 2007 approximates $2,863 through 2016.
Included in other liabilities in the consolidated balance sheets at March 31, 2007 and December 31, 2006 are amounts due to affiliates totaling $1,109 and $1,239, respectively, comprised primarily of amounts due in connection with the office sharing agreement and deferred acquisition fees.
One of our directors and officers is the sole shareholder of Livho, Inc. (“Livho”), one of our lessees. We consolidate the accounts of Livho in our consolidated financial statements in accordance with FIN 46R as it is a VIE where we are the primary beneficiary.
One of our directors has an ownership interest in certain companies that own the minority interest in our French majority-owned subsidiaries. The director’s ownership interest is subject to the same terms as all other ownership interests in the subsidiary companies.
Two employees own a minority interest in W. P. Carey International LLC (“WPCI”), a subsidiary company that structures net lease transactions on behalf of the CPA® REITs outside of the United States.
We have the right to loan funds under our unsecured credit facility to affiliates. Such loans bear interest at comparable rates to our rate under the unsecured credit facility. There were no loans to affiliates during the comparable periods ended March 31, 2007 and 2006.
Note 4. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows:

	March 31, 2007	December 31, 2006
Cost	$617,116	$620,472
Less: Accumulated depreciation	(82,957)	(79,968)

	$534,159	$540,504

W. P. Carey 3/31/2007 10-Q—9

Notes to Consolidated Financial Statements
Operating real estate, which consists of our hotel operations and self-storage facilities, at cost, is summarized as follows:

	March 31, 2007	December 31, 2006
Cost (1)	$69,090	$41,275
Less: Accumulated depreciation	(7,071)	(7,669)

	$62,019	$33,606

(1)	Includes $3,007 of costs incurred through March 31, 2007 in connection with renovations to the hotel facility, which is scheduled for completion in 2008.
Note 5. Equity Investments in Real Estate
We own interests in three CPA® REITs with which we have advisory agreements. Our interests in the CPA® REITs are accounted for under the equity method due to our ability to exercise significant influence as the advisor to the CPA® REITs. The CPA® REITs are publicly registered and file financial statements with the SEC. In connection with earning asset management and performance revenue, we have elected, in certain cases, to receive restricted shares of common stock in the CPA® REITs rather than cash in consideration for such revenue (Note 3).
As of March 31, 2007, our ownership in the CPA® REITs is as follows:

		% of Outstanding
	Shares	Shares
CPA®:14	5,120,021	5.85%
CPA®:15	4,832,275	3.75%
CPA®:16 - Global	1,067,133	0.93%
We own equity interests as a limited partner in several limited partnerships, limited liability companies and jointly-controlled tenancies-in-common subject to master leases with the remaining interests owned by affiliates and all of which net lease real estate on a single-tenant basis.
Combined financial information of the affiliated equity investees is summarized as follows:

	March 31, 2007	December 31, 2006
Assets (primarily real estate)	$6,990,003	$6,849,781
Liabilities (primarily mortgage notes payable)	(3,857,155)	(3,695,811)

Owner’s equity	$3,132,848	$3,153,970

Our share of equity investees’ net assets	$175,390	$166,147

W. P. Carey 3/31/2007 10-Q—10

Notes to Consolidated Financial Statements

	Three months ended March 31,
	2007	2006
Revenue (primarily rental income and interest income from direct financing leases)	138,385	$122,936
Expenses (primarily depreciation and property expenses)	(59,292)	(48,995)
Income from equity investments in real estate	6,363	11,601
Other interest income	9,063	3,610
Minority interest in income	(6,801)	(7,949)
Gain on sales of real estate, derivatives and foreign currency transactions, net	1,339	1,150
Interest expense	(54,422)	(47,298)

Income from continuing operations	34,635	35,055
Income from discontinued operations	183	1,888
Gain on sale of real estate, net	—	2,846
Impairment charge on assets held for sale	—	(400)
Minority interest in income of discontinued operations	—	(808)

Net income	$34,818	$38,581

Our share of net income from equity investments in real estate	$2,438	$1,550

Note 6. Assets Held for Sale and Discontinued Operations
Tenants from time to time may vacate space due to lease buy-outs, elections not to renew, company insolvencies or lease rejections in the bankruptcy process. In such cases, we assess whether the highest value is obtained from re-leasing or selling the property. When it is determined that the probable outcome will be a sale, the asset is reclassified as an asset held for sale.
Assets Held for Sale
In March 2007, we entered into a contract to sell a property in Lemont, Illinois for $3,750. In connection with this proposed sale, we expect to receive lease termination revenue of approximately $1,800 and expect to record a gain on the sale of approximately $200 based on the property’s current estimated fair value, however there can be no assurance that this proposed sale will be completed.
In April 2007, we completed the sale of a property in Travelers Rest, South Carolina for sale proceeds of approximately $2,100, net of closing costs. Impairment charges totaling $2,507 were recognized in prior years to write down the property value to the estimated net sales proceeds.
Discontinued Operations
During the three months ended March 31, 2006, we recognized impairment charges totaling $3,357 on assets held for sale. These impairment charges, which are included in discontinued operations, were primarily the result of reducing these properties carrying values to their estimated fair values. These properties were all sold during 2006.
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations, impairment charges and gain or loss on sale of real estate for properties held for sale are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows:

	Three months ended March 31,
	2007	2006
Revenues (primarily rental revenues and other operating income)	$244	$734
Expenses (primarily interest on mortgages, depreciation and property expenses)	(392)	(1,268)
Impairment charges on assets held for sale	—	(3,357)

Loss from discontinued operations	$(148)	$(3,891)

Note 7. Intangibles
In connection with our acquisition of properties, we have recorded net lease intangibles of $34,826. These intangibles are being amortized over periods ranging from 19 months to 31 years. Amortization of below-market and above-market rent intangibles are recorded as an adjustment to revenue.

W. P. Carey 3/31/2007 10-Q—11

Notes to Consolidated Financial Statements
Intangibles are summarized as follows:

	March 31, 2007	December 31, 2006
Amortized Intangibles:
Management contracts	$32,765	$32,765
Less: accumulated amortization	(18,636)	(17,943)

	14,129	14,822

Lease Intangibles:
In-place lease	$18,345	$18,345
Tenant relationship	8,783	8,783
Above-market rent	9,707	9,707
Less: accumulated amortization	(13,680)	(11,890)

	$23,155	$24,945

Unamortized Goodwill and Indefinite-Lived Intangible Assets:
Goodwill	$63,607	$63,607
Trade name	3,975	3,975

	$67,582	$67,582

Below-market rent	$(2,009)	$(2,009)
Less: accumulated amortization	352	325

	$(1,657)	$(1,684)

Net amortization of intangibles was $2,456 and $2,412 for the three months ended March 31, 2007 and 2006, respectively.
Based on the intangible assets as of March 31, 2007, annual net amortization of intangibles for each of the next five years is as follows: 2007 — $7,993; 2008 — $6,644; 2009 — $6,617; 2010 — $5,716, 2011 — $2,696 and 2012 — $1,989.
Note 8. Commitments and Contingencies
As of March 31, 2007, we were not involved in any material litigation.
In March 2004, following a broker-dealer examination of Carey Financial, LLC (“Carey Financial”), our wholly-owned broker-dealer subsidiary, by the staff of the SEC, Carey Financial received a letter from the staff of the SEC alleging certain infractions by Carey Financial of the Securities Act of 1933, the Securities Exchange Act of 1934, the rules and regulations thereunder and those of the National Association of Securities Dealers, Inc. (“NASD”).
The staff alleged that in connection with a public offering of shares of CPA®:15, Carey Financial and its retail distributors sold certain securities without an effective registration statement. Specifically, the staff alleged that the delivery of investor funds into escrow after completion of the first phase of the offering (the “Phase I Offering”), completed in the fourth quarter of 2002 but before a registration statement with respect to the second phase of the offering (the “Phase II Offering”) became effective in the first quarter of 2003, constituted sales of securities in violation of Section 5 of the Securities Act of 1933. In addition, in the March 2004 letter the staff raised issues about whether actions taken in connection with the Phase II offering were adequately disclosed to investors in the Phase I Offering. In the event the Commission pursues these allegations, or if affected CPA®:15 investors bring a similar private action, CPA®:15 might be required to offer the affected investors the opportunity to receive a return of their investment. It cannot be determined at this time if, as a consequence of investor funds being returned by CPA®:15, Carey Financial would be required to return to CPA®:15 the commissions paid by CPA®:15 on purchases actually rescinded. Further, as part of any action against us, the SEC could seek disgorgement of any such commissions or different or additional penalties or relief, including without limitation, injunctive relief and/or civil monetary penalties, irrespective of the outcome of any rescission offer. We cannot predict the potential effect such a rescission offer or SEC action may ultimately have on our operations or those of Carey Financial. There can be no assurance that the effect, if any, would not be material.
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

W. P. Carey 3/31/2007 10-Q—12

Notes to Consolidated Financial Statements
shareholders whose funds had been held in escrow pending effectiveness of the registration statement resulted in significantly higher annualized rates of return than were being earned by Phase I shareholders. Carey Financial has reimbursed CPA®:15 for the interest cost of advancing the commissions that were later recovered by CPA®:15 from the Phase II Offering proceeds.
In June 2004, the Division of Enforcement of the SEC (“Enforcement Staff”) commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 in connection with the public offerings of shares of CPA®:15 during 2002 and 2003. In December 2004, the scope of the Enforcement Staff’s inquiries broadened to include broker-dealer compensation arrangements in connection with CPA®:15 and other REITs managed by us, as well as the disclosure of such arrangements. At that time we and Carey Financial received a subpoena from the Enforcement Staff seeking documents relating to payments by us, Carey Financial and REITs managed by us to (or requests for payment received from) any broker-dealer, excluding selling commissions and selected dealer fees. We and Carey Financial subsequently received additional subpoenas and requests for information from the Enforcement Staff seeking, among other things, information relating to any revenue sharing agreements or payments (defined to include any payment to a broker-dealer, excluding selling commissions and selected dealer fees) made by us, Carey Financial or any of our managed REITs in connection with the distribution of such REITs or the retention or maintenance of REIT assets. Other information sought by the SEC includes information concerning the accounting treatment and disclosure of any such payments, communications with third parties (including other REIT issuers) concerning revenue sharing, and documents concerning the calculation of underwriting compensation in connection with the REIT offerings under applicable NASD rules.
In response to the Enforcement Staff’s subpoenas and requests, we and Carey Financial have produced documents relating to payments made to certain broker-dealers both during and after the offering process, for certain of the REITs managed by us (including Corporate Property Associates 10 Incorporated (“CPA®:10”), Carey Institutional Properties Incorporated (“CIP®”),CPA®:12, CPA®:14 and CPA®:15), in addition to selling commissions and selected dealer fees.
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
We and Carey Financial are cooperating fully with this investigation and have provided information to the Enforcement Staff in response to the subpoenas and requests. Although no formal regulatory action has been initiated against us or Carey Financial in connection with the matters being investigated, we expect that the SEC may pursue such an action against either or both entities. The nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could have a material adverse effect on us, and the magnitude of that effect would not necessarily be limited to the payments described above but could include other payments and civil monetary penalties.
Several state securities regulators have sought information from Carey Financial and CPA®:15 relating to the matters described above. While one or more states may commence proceedings against Carey Financial in connection with these inquiries, we do not currently expect that these inquiries and proceedings will have a material effect on us incremental to that caused by any SEC action.
In October 2006, a revised complaint was filed in the Los Angeles Superior Court in an action that had named a wholly-owned indirect subsidiary, and other unrelated parties, in a state court action by a private plaintiff alleging various claims under the California False Claims Act that focus on alleged conduct by the Los Angeles Unified School District in connection with its direct application and invoicing for school development and construction funding for a new high school, for which our subsidiary acted as the development manager. We and another of our subsidiaries were named for the first time in the revised complaint, by virtue of an alleged relationship to the subsidiary that was a party to the development agreement, but were not served. In February 2007, the judge dismissed the action against our wholly-owned indirect subsidiary, as well as other defendants, following various substantive and procedural motions. However, the plaintiff has filed a notice of appeal and may still seek to serve us and our other subsidiary in this action. Although no assurance can be given that the dismissal will be sustained if appealed, or that the claims alleged by plaintiff against us and our subsidiaries, if proven, would not have a material effect on us, we believe, based on the information currently available to us, that we and our subsidiaries have meritorious defences to such claims.
We have provided indemnification in connection with divestitures. These indemnities address a variety of matters including environmental liabilities. Our maximum obligations under such indemnification cannot be reasonably estimated. We are not aware of any claims or other information that would give rise to material payments under such indemnifications.

W. P. Carey 3/31/2007 10-Q—13

Notes to Consolidated Financial Statements
Note 9. Risk Management and Use of Financial Instruments
Risk Management
In the normal course of our on-going business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of the properties and related loans we hold due to changes in interest rates or other market factors. In addition, we transact business in France and are also subject to the risks associated with changing exchange rates.
Use of Derivative Financial Instruments
We do not generally use derivative financial instruments to manage interest rate risk or foreign exchange rate risk exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes.
We are exposed to the impact of interest rate changes primarily through our borrowing activities. We attempt to obtain mortgage financing on a long-term, fixed-rate basis to mitigate this exposure. We are also exposed to foreign exchange rate movements in the Euro. We manage foreign exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the local currency.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities, or conduct business in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to us, to be similarly affected by changes in economic conditions. We regularly monitor our portfolio to assess potential concentrations of credit risk. We believe our portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.
The majority of our real estate properties and related loans are located in the United States, with Texas (14%) and California (11%) representing the only significant geographic concentration (greater than 10% of current annualized lease revenue). Our real estate properties in France accounted for 10% of current annualized lease revenue. No individual tenant accounted for more than 10% of current annualized lease revenue. Our real estate properties contain significant concentrations in the following asset types as of March 31, 2007: industrial (38%), office (37%) and warehouse/distribution (14%) and the following tenant industries as of March 31, 2007: telecommunications (14%) and business and commercial services (13%).
Note 10. Members’ Equity and Stock Based and Other Compensation
Stock Based Compensation
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R using the modified prospective application method and therefore have not restated prior periods’ results. The total compensation expense (net of forfeitures) for these plans was $923 and $719 for the three months ended March 31, 2007 and 2006, respectively. The tax benefit recognized in the three months ended March 31, 2007 and 2006 related to stock-based compensation plans totaled $411 and $318, respectively.
We have several stock-based compensation plans including the 1997 Share Incentive Plan, Non-Employee Directors’ Plan, Employee Share Purchase Plan, Carey Management Warrants, Partnership Equity Plan Unit, Profit-Sharing Plan and WPCI Stock Option Plan. There have been no significant changes to the terms and conditions of any of these plans during 2007.

W. P. Carey 3/31/2007 10-Q—14

Notes to Consolidated Financial Statements
Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended March 31,
	2007	2006
Net income — basic	$10,800	$11,065
Income effect of dilutive securities, net of taxes	100	—

Net income — diluted	10,900	11,065

Weighted average shares — basic	37,930,777	37,727,782
Effect of dilutive securities	1,920,576	899,485

Weighted average shares — diluted	39,851,353	38,627,267

Securities totaling 384,799 for the three months ended March 31, 2006 were excluded from the earnings per share computations above as their effect would have been anti-dilutive. There were no such anti-dilutive securities for the three months ended March 31, 2007. Certain securities of our subsidiary, WPCI are held by employees who have rights to exchange such WPCI securities for our securities, beginning generally in 2012. The calculation of the dilutive effective of such rights is based on a periodic valuation of WPCI that is performed by a third party and includes various assumptions, as well as on our current common stock price. Actual dilution will be dependent on the valuation of WPCI and on our common stock price at the time the rights are exercised. This valuation may differ from, as well as be based on different assumptions than, the current valuation.
Note 11. Income Taxes
We adopted FIN 48 on January 1, 2007. As a result of the implementation we recognized a $1,050 decrease to reserves for uncertain tax positions. This decrease in reserves was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. Including the cumulative effect decrease in reserves, at the beginning of 2007, we had approximately $830 of total gross unrecognized tax benefits. Of this total, $440 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.
We have elected to be treated as a partnership for U.S. Federal income tax purposes and conduct our real estate operations through partnership or limited liability companies electing to be treated as partnerships for U.S Federal income tax purposes. As partnerships, we and our partnership subsidiaries are generally not directly subject to tax. We conduct our management services operations though wholly owned taxable corporations. These operations are subject to federal, state, local and foreign taxes as applicable. We conduct business in the United States, France and The United Kingdom and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and certain foreign jurisdictions. With few exceptions, we are no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations for years before 2003.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, we have approximately $464 of accrued interest and penalties related to uncertain tax positions. The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.
Included in income taxes in the consolidated balance sheets as of March 31, 2007 and December 31, 2006 are accrued income taxes totaling $9,308 and $21,935, respectively, and deferred income taxes totaling $36,316 and $41,527, respectively.
Note 12. Segment Reporting
We evaluate our results from operations by our two major business segments as follows:
Management Services Operations
This business segment includes management services operations performed for the CPA® REITs pursuant to advisory agreements. This business line also includes interest on deferred revenue and earnings from unconsolidated investments in the CPA® REITs accounted for under the equity method, which were received in lieu of cash for certain payments due under the advisory agreements. In connection with maintaining our status as a publicly traded partnership, this business segment is carried out largely by corporate subsidiaries that are subject to federal, state, local and foreign taxes as applicable. Our financial statements are prepared on a consolidated basis including these taxable operations and include a provision for current and deferred taxes on these operations.

W. P. Carey 3/31/2007 10-Q—15

Notes to Consolidated Financial Statements
Real Estate Operations
This business segment includes the operations of properties under operating leases, properties under direct financing leases, real estate under construction and development, operating real estate, assets held for sale and equity investments in real estate in ventures accounted for under the equity method. Because of our legal structure, these operations are generally not subject to federal income taxes; however, they may be subject to certain state, local and foreign taxes.
A summary of comparative results of these business segments is as follows:

	Three months ended March 31,
	2007	2006
Management Services
Revenues	$23,092	$27,252
Operating expenses	(14,636)	(14,071)
Other, net (1)	2,071	1,080
Provision for income taxes	(6,138)	(6,532)

Income from continuing operations	$4,389	$7,729

Real Estate (2)
Revenues	$22,806	$20,510
Operating expenses	(11,964)	(9,290)
Interest expense	(4,863)	(4,388)
Other, net (1)	820	585
Provision for income taxes	(240)	(190)

Income from continuing operations	$6,559	$7,227

Total Company
Revenues	$45,898	$47,762
Operating expenses	(26,600)	(23,361)
Interest expense	(4,863)	(4,388)
Other, net (1)	2,891	1,665
Provision for income taxes	(6,378)	(6,722)

Income from continuing operations	$10,948	$14,956

	Equity Investments in Real Estate as of		Total Long-Lived Assets (3) as of		Total Assets as of
	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006
Management Services	$115,488	$107,391	$130,532	$122,828	$288,484	$299,036
Real Estate	59,902	58,756	786,707	765,777	818,973	793,974

Total Company	$175,390	$166,147	$917,239	$888,605	$1,107,457	$1,093,010

(1)	Includes interest income, minority interest, income from equity investments in real estate and gains and losses on sales and foreign currency transactions.

(2)	Includes eight investments in France that accounted for lease revenues (rental income and interest income from direct financing leases) of $2,101 and $1,988 for the three months ended March 31, 2007 and 2006, respectively, and income from equity investments in real estate of $249 and $203 for the three months ended March 31, 2007 and 2006, respectively. These investments also accounted for long-lived assets as of March 31, 2007 and December 31, 2006 of $92,902 and $90,888, respectively.

(3)	Includes real estate, net investment in direct financing leases, equity investments in real estate, operating real estate and intangible assets related to management contracts.
Note 13. Subsequent Events
In April 2007, we acquired a 5% interest in a venture, the remaining interests in which are held by our affiliated CPA® REITs, that made a loan (the “note receivable”) to the holder of a 75.26% interest in a limited partnership owning several properties throughout Germany. The total principal amount of the note receivable is $329,477, of which our share is $16,474. In connection with this transaction, the venture obtained limited recourse financing of $284,932, of which our share is $14,247, having a fixed annual interest rate and term of 5.49% and 10 years, respectively. Under the terms of the note receivable, the venture will receive interest equal to 75.26% of all income earned by the limited partnership. In connection with this transaction, a second venture, which is wholly owned

W. P. Carey 3/31/2007 10-Q—16

Notes to Consolidated Financial Statements
by our affiliated CPA® REITs, (the “property venture”) acquired the remaining 24.74% interest in the limited partnership. The property venture agreed to a put and call agreement which obligates the property venture to purchase, from its current holder, 75% of the remaining interest in the limited partnership no later than December 2010 at a price which will equal the principal amount of the note receivable at the time of purchase. At that time, our share of the note receivable will be repaid to us and we will not have a continuing interest in the limited partnership. The property venture has also agreed to a second assignable put and call agreement to acquire the remaining 0.26% interest in the limited partnership by December 2012. All amounts are based upon the applicable foreign exchange rate at the date of acquisition.
In connection with these transactions, we expect to recognize structuring revenue of approximately $18,930 during the second quarter of 2007, approximately $2,272 of which will be deferred unless CPA®:16 – Global meets its performance criterion during the second quarter of 2007.
In April 2007, we entered into a binding commitment letter with Bank of America, N.A. for a $200,000 credit facility to replace our current credit facility, which was scheduled to expire in May 2007. The new credit facility will provide for an initial four-year term and an annual interest rate of either (i) LIBOR plus a spread which ranges from 75 to 120 basis points depending on our leverage or (ii) the greater of the bank’s prime rate and the Federal Funds Effective Rate, plus 50 basis points, plus a spread of up to 20 basis points depending on our leverage. The credit facility also provides us with the right, on up to two occasions, to increase the amount available under the facility by not less than $25,000 up to a maximum of $250,000. In May 2007, we extended our current credit facility for an additional 45 days on similar terms.
In April 2007, Carey Storage acquired two domestic self-storage properties for approximately $9,200. In connection with these acquisitions, Carey Storage drew down $4,930 from its secured credit facility (Note 3).
In May 2007, our board of directors approved a plan to transfer our real estate assets into a wholly owned REIT subsidiary. We currently expect this restructuring to be completed by the end of 2007.

W. P. Carey 3/31/2007 10-Q—17

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands, except share and per share amounts)
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto as of March 31, 2007.
Executive Overview
Business Overview
We are a publicly traded limited liability company. Our stock is listed on the New York Stock Exchange. We operate in two operating segments, management services and real estate operations. Within our management services operations, we are currently the advisor to the following affiliated publicly-owned, non-traded, real estate investment trusts: Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 15 Incorporated (“CPA®:15”) and Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global”) and served in this capacity for Corporate Property Associates 12 Incorporated (“CPA®:12”) until its merger with CPA®:14 in December 2006 (collectively, the “CPA® REITs”). Under the advisory agreements with the CPA® REITs, we perform services related to the day-to-day management of the CPA® REITs and transaction-related services. As of March 31, 2007, we own and manage over 800 commercial properties domestically and internationally including our own portfolio, which is comprised of our full or partial ownership interest in 183 commercial properties net leased to 109 tenants and totaling approximately 18 million square feet (on a pro rata basis) with an occupancy rate of 95.3%. We also own 11 domestic self-storage properties totaling approximately 0.8 million square feet.
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
Real Estate Operations — We invest in commercial properties that are then leased to companies domestically and internationally, primarily on a triple net leased basis. We currently have investments in the United States and Europe. We also invest in domestic self-storage real estate properties and operate a hotel franchise at a domestic property.
Current Developments and Trends
Current developments include:
Managed Portfolio Update:
Acquisition Activity — We earn revenue from the acquisition and disposition of properties on behalf of the CPA® REITs. During the three months ended March 31, 2007, we structured five investments totaling approximately $167,000 on behalf of the CPA® REITs, including entering into a build-to-suit project with estimated construction costs approximating $7,000. Substantially all of these investments were made on behalf of CPA®:16 – Global and approximately 24% of these investments were for international transactions.
Fundraising Activity — We formed Corporate Property Associates 17 – Global Incorporated (“CPA®:17”) in February 2007 for the purpose of investing in a diversified portfolio of income-producing commercial properties and other real estate related assets, both domestically and outside the United States. We filed a registration statement on Form S-11 with the SEC during February 2007 to raise up to $2,500,000 of common stock of CPA®:17 (including up to $500,000 under our distribution reinvestment and stock purchase plan) and currently expect to commence fundraising during 2007.

W. P. Carey 3/31/2007 10-Q—18

Owned Portfolio Update:
Self-Storage Investments — During the three months ended March 31, 2007, our subsidiary Carey Storage acquired five self-storage properties in several states totaling $26,000. These acquisitions were funded through borrowings totaling $15,150 under Carey Storage’s secured credit facility. Borrowings under the credit facility bore interest at a variable rate (7.57% as of March 31, 2007) and mature in December 2008 (see Financial Condition below). We are evaluating raising third party capital in connection with these investments.
Proposed Disposition Activity — In March 2007, we entered into a contract to sell a property in Lemont, Illinois for $3,750. In connection with this sale, we expect to receive lease termination revenue of approximately $1,800 and expect to record a gain on the sale of approximately $200 based on the property’s current estimated fair value.
Quarterly Distribution — In March 2007, our board of directors approved and increased the 2007 first quarter distribution to $.462 per share payable in April 2007 to shareholders of record as of March 31, 2007.
SEC Investigation — As previously reported, we and Carey Financial, LLC, our wholly-owned broker-dealer subsidiary, are currently subject to an SEC investigation into payments made to third party broker-dealers in connection with the distribution of REITs managed by us and other matters. Although no regulatory action has been initiated against us or Carey Financial in connection with the matters being investigated, we expect that the SEC may pursue an action in the future. The potential timing of any action and the nature of the relief or remedies the SEC may seek cannot be predicted at this time. If an action is brought, it could materially affect us and the REITs we manage.
Developments occurring subsequent to our first quarter include:
Acquisition / Disposition Activity — In April 2007, we acquired a 5% interest in a venture, the remaining interests in which are held by our affiliated CPA® REITs, that made a loan (the “note receivable”) to the holder of a 75.26% interest in a limited partnership owning several properties throughout Germany. The total principal amount of the note receivable is $329,477, of which our share is $16,474. In connection with this transactions, the venture obtained limited recourse financing of $284,932, of which our share is $14,247, having a fixed annual interest rate and term of 5.49% and 10 years, respectively. Under the terms of the note receivable, the venture will receive interest equal to 75.26% of all income earned by the limited partnership due on the loan. In connection with this transaction, a second venture, which is wholly owned by our affiliated CPA® REITs, (the “property venture”) acquired the remaining 24.74% interest in the limited partnership. The property venture agreed to a put and call agreement which obligates the property venture to purchase, from its current holder, 75% of the remaining interest in the limited partnership no later than December 2010 at a price which will equal the principal amount of the loan at the time of purchase. At that time, our share of the note receivable will be repaid to us and we will not have a continuing interest in the limited partnership. The property venture intends to acquire the remaining 0.26% interest in the limited partnership by December 2015. All amounts are based upon the applicable foreign exchange rate at the date of acquisition.
In connection with these transactions, we expect to recognize structuring revenue of approximately $18,930 during the second quarter of 2007, approximately $2,272 of which will be deferred unless CPA®:16 – Global meets its performance criterion during the second quarter of 2007.
In April 2007, Carey Storage acquired two domestic self-storage properties for approximately $9,200. In connection with these acquisitions, Carey Storage drew down $4,930 from its secured credit facility (see Financial Condition below).
In April 2007, we completed the sale of a property in Travelers Rest, South Carolina for sale proceeds of approximately $2,100, net of closing costs.
Credit Facility — In April 2007, we entered into a binding commitment letter with Bank of America, N.A. for a $200,000 credit facility to replace our current credit facility, which was scheduled to expire in May 2007. The new credit facility will provide for an initial four-year term and an annual interest rate of either (i) LIBOR plus a spread which ranges from 75 to 120 basis points depending on our leverage or (ii) the greater of the bank’s prime rate and the Federal Funds Effective Rate, plus 50 basis points, plus a spread of up to 20 basis points depending on our leverage. The credit facility also provides us with the right, on up to two occasions, to increase the amount available under the facility by not less than $25,000 up to a maximum of $250,000. In May 2007, we extended our current credit facility for an additional 45 days on similar terms.
Directors — Effective April 2007, Trevor Bond was appointed to our board of directors and will serve as an independent director.

W. P. Carey 3/31/2007 10-Q—19

Corporate Restructuring — In May 2007, our board of directors approved a plan to transfer our real estate assets into a wholly owned REIT subsidiary. We currently expect this restructuring to be completed by the end of 2007.
Current trends include:
We continue to see intense competition in both the domestic and international markets for triple net leased properties, as capital continues to flow into real estate, in general, and triple net leased real estate, in particular. We believe that relatively low long-term interest rates by historical standards have created greater investor demand for yield-based investments, such as triple net leased real estate, thus creating increased capital flows and a more competitive investment environment. We currently expect these trends to continue in 2007 but believe that we have competitive strengths that will enable us to continue to find attractive investments opportunities, both domestically and internationally. In addition to our competitive strengths, we currently believe that several factors may also provide us with continued investment opportunities. These factors include increased merger and acquisition activity, which may provide additional sale-leaseback opportunities as a source of funding, a continued desire of corporations to divest themselves of real estate holdings and increasing opportunities for sale-leaseback transactions in the international market, which continues to make up a large portion of our investment opportunities.
For the three months ended March 31, 2007, international investments accounted for 24% of total investments made on behalf of the CPA® REITs. For the year ended December 31, 2006, international investments accounted for 48% of total investments. We currently expect international commercial real estate to continue to comprise a significant portion of the investments we make on behalf of the CPA® REITs, although the percentage of international investments in any given period may vary substantially.
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
Credit and financing spreads are at relatively low levels on a historic basis. While there are general concerns that these spreads may widen in the near term, we have not seen any such widening to date during 2007. Widening of credit and financial spreads could increase our cost of borrowing for new acquisitions and refinancing of existing debt, but may also allow us to charge higher lease rates for new leases.
Companies in automotive related industries (manufacturing, parts, services, etc.) continue to experience a challenging environment, which has resulted in several companies filing for bankruptcy protection in recent years. We currently have several automotive industry related tenants in the portfolios we manage, including our own portfolio. Some of these tenants have filed voluntary petitions of bankruptcy. As of March 31, 2007, tenants in the automotive industry in our portfolio and the portfolios we manage represented less than 1% and 5% of the asset carrying value of total real estate assets, respectively. If conditions in this industry worsen, additional tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our asset management revenue. Despite these conditions, we continue to evaluate opportunities in these industries as we believe there still may be attractive investment opportunities.
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
Management’s evaluation of operating results includes our ability to generate necessary cash flow in order to fund distributions to our shareholders. As a result, management’s assessment of operating results gives less emphasis to the effects of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flows, and to other non-cash charges such as depreciation and impairment charges. Management does not consider unrealized gains and losses resulting from short-

W. P. Carey 3/31/2007 10-Q—20

term foreign currency fluctuations when evaluating our ability to fund distributions. Management’s evaluation of our potential for generating cash flow includes an assessment of the long-term sustainability of both our real estate portfolio and the assets we manage on behalf of the CPA® REITs.
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
Management considers cash flows from operating activities plus cash distributions from equity investments in real estate in excess of equity income as a supplemental measure of liquidity in evaluating our ability to sustain distributions to shareholders. Management considers this measure useful as a supplemental measure to the extent the source of distributions in excess of equity income is the result of non-cash charges, such as depreciation and amortization, because it allows management to evaluate such cash flows from consolidated and unconsolidated investments in a comparable manner. In deriving this measure, cash distributions from equity investments in real estate that are sourced from sales of equity investee’s assets or refinancing of debt are excluded because they are deemed to be returns on investment.
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
Results of Operations
We evaluate our results of operations by our two major business segments — management services operations and real estate operations. A summary of comparative results of these business segments is as follows:
Management Services Operations

	Three months ended March 31,
	2007	2006	Change
Revenues
Asset management revenue	$15,034	$14,362	$672
Structuring revenue	4,583	9,892	(5,309)
Reimbursed costs from affiliates	3,475	2,998	477

	23,092	27,252	(4,160)

Operating Expenses
General and administrative	(10,115)	(9,618)	(497)
Reimbursable costs	(3,475)	(2,998)	(477)
Depreciation and amortization	(1,046)	(1,455)	409

	(14,636)	(14,071)	(565)

Other Income and Expenses
Other interest income	527	542	(15)
Income from equity investments in real estate	1,477	984	493
Minority interest in loss (income)	67	(446)	513

	2,071	1,080	991

Income from continuing operations before income taxes	10,527	14,261	(3,734)
Provision for income taxes	(6,138)	(6,532)	394

Net income from management services operations	$4,389	$7,729	$(3,340)

W. P. Carey 3/31/2007 10-Q—21

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
For the three months ended March 31, 2007 and 2006, asset management revenue increased $672, primarily due to a net increase in our assets under management as a result of recent investment activity of the CPA® REITs as well as increases in the annual asset valuations of CPA®:14 and CPA®:15, which were performed as of December 31, 2006. These increases were partially offset by a reduction in revenue resulting from our acquisition of properties from CPA®:12 (the “CPA®:12 Acquisition”) for $126,006 and the sale of properties by CPA®:12 to third parties prior to its merger with CPA®:14 (the “CPA®:12/14 Merger”) in December 2006. While we expect an overall increase in asset management revenue during 2007 as a result of recent investment activity and expected activity during the remainder of 2007, the CPA®:12 Acquisition will have a negative impact on asset management revenue of approximately $1,300 during 2007.
A portion of the asset management revenue we earn from the CPA® REITs is based on each CPA® REIT meeting specific performance criteria and is earned only if the criteria are achieved. The performance criterion for CPA®:16 – Global had not yet been satisfied as of March 31, 2007, resulting in our deferral of $1,900 and $1,180 in performance revenue for the three months ended March 31, 2007 and 2006, respectively. Since the inception of CPA®:16 – Global, we have deferred cumulative performance revenue of $11,945. We will only be able to recognize this revenue if the performance criterion is met. The performance criterion for CPA®:16 – Global is a cumulative, non-compounded distribution return to shareholders of 6%. As of March 31, 2007, CPA®:16 – Global’s current distribution rate was 6.47% and its cumulative distribution return was 5.98%. Based on our current assessment, CPA®:16 – Global is expected to meet its cumulative performance criterion during the second quarter of 2007, at which time we would recognize the cumulative deferred revenue. There is no assurance that the performance criterion will be achieved as projected as it is dependent on, among other factors, the performance of properties that CPA®:16 – Global invests in generating income in excess of the performance criterion as well as on the distribution rates that may be set by CPA®:16 – Global’s board of directors. If the performance criterion is achieved, deferred incentive and commission compensation related to achievement of the performance criterion in the amount of approximately $6,182 (exclusive of interest) as of March 31, 2007, would become payable by us to certain employees.
Structuring Revenue
Structuring revenue includes current and deferred acquisition revenue from structuring investments and financing on behalf of the CPA® REITs. Investment activity is subject to significant period-to-period variation.
For the three months ended March 31, 2007 and 2006, structuring revenue decreased $5,309, primarily due to a reduction in investment volume and a change in the mix of investment volume between the CPA® REITs. We structured investments totaling $167,000 and $255,000 for the three months ended March 31, 2007 and 2006, respectively. Substantially all our investments in the first quarter of 2007 related to CPA®:16 – Global as compared with approximately 40% in the first quarter of 2006. As CPA®:16 – Global has not achieved its performance criterion, no deferred acquisition revenue was recorded for these investments. The increase in the percentage of investments structured on behalf of CPA®:16 – Global resulted in a larger deferral of revenue until CPA®:16 – Global’s performance criterion is achieved.
As discussed above, a portion of the CPA® REIT structuring revenue is based on each CPA® REIT meeting specific performance criteria and is earned only if the criteria are achieved. The performance criterion for CPA®:16 – Global has not yet been satisfied as of March 31, 2007, resulting in our deferral of $3,157 and $2,051 in structuring revenue for the three months ended March 31, 2007 and 2006, respectively. Since the inception of CPA®:16 – Global, we have deferred cumulative structuring revenue of $31,674 and interest thereon of $2,300. Given that we expect CPA®:16 – Global to represent a significant portion of our 2007 investment volume relative to the other CPA® REITs, structuring revenue in 2007 will continue to be negatively affected until the performance criterion is met, which we currently anticipate occurring in the second quarter of 2007.
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

W. P. Carey 3/31/2007 10-Q—22

For the three months ended March 31, 2007 and 2006, reimbursed and reimbursable costs increased $477, primarily due to an increase in broker-dealer commissions resulting from additional dividend reinvestments by shareholders and marketing costs, both of which are associated with CPA®:16 – Global’s second offering.
General and Administrative
For the three months ended March 31, 2007 and 2006, general and administrative expenses increased by $497, primarily due to an increase in compensation related costs, including the non-cash expensing of stock options granted and costs incurred in studying various corporate restructuring alternatives. These increases were partially offset by the impact of severance costs recognized in the comparable prior year period related to former employees.
Depreciation and Amortization
For the three months ended March 31, 2007 and 2006, depreciation and amortization expense decreased by $409. The decrease is primarily due to accelerated amortization on intangible assets related to a management contract with CPA®:12 that was terminated as a result of the CPA®:12/14 Merger.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from our investments in the CPA® REITs in which we have a non-controlling interest but exercise significant influence.
For the three months ended March 31, 2007, income from equity investments in real estate increased by $493, primarily due to the recognition of our share of the overall increase in net income of the CPA® REITs as well as our election to receive restricted shares in consideration for base asset management and performance revenue from certain of the CPA® REITs.
Minority Interest in Loss (Income)
For the three months ended March 31, 2007, we recognized minority interest in loss of $67 as compared to minority interest in income of $446 in 2006. The 2007 results reflect a reduction in minority interest expense due to a decrease in the net income of our subsidiary W. P. Carey International LLC as a result of lower investment volume and an increase in the percentage of investments structured on behalf of CPA®:16 – Global, as described above.
Provision for Income Taxes
For the three months ended March 31, 2007 and 2006, our provision for income taxes decreased $394. Management services income presented above excludes income of $2,767 and $1,296 for the three months ended March 31, 2007 and 2006, respectively, that has been eliminated in consolidation but is subject to taxation. The effective tax rate for the first quarter of 2007 and 2006 was 58% and 46%, respectively. The increase in the effective tax rate was primarily due to an increase in the percentage of management revenue earned by a taxable, wholly owned subsidiary during the first quarter of 2007. The adoption of FIN 48 did not have a material impact on our income tax provision during the first quarter of 2007 (Note 11).
Net Income from Management Services Operations
For the three months ended March 31, 2007 and 2006, net income from management services operations decreased by $3,340, primarily due to a decrease in structuring revenue as a result of lower investment volume and an increase in the percentage of investments structured on behalf of CPA®:16 – Global. This decrease was partially offset by an increase in asset management revenue resulting primarily from growth in assets under management and an increase in income from equity investments in real estate. These variances are described above.

W. P. Carey 3/31/2007 10-Q—23

Real Estate Operations

	Three months ended March 31,
	2007	2006	Change
Revenues
Lease revenues	$19,632	$18,127	$1,505
Other real estate income	3,174	2,383	791

	22,806	20,510	2,296

Operating Expenses
General and administrative	(2,122)	(1,540)	(582)
Depreciation and amortization	(5,898)	(4,515)	(1,383)
Property expenses	(1,420)	(1,668)	248
Other real estate expenses	(2,524)	(1,567)	(957)

	(11,964)	(9,290)	(2,674)

Other Income and Expenses
Other interest income	71	185	(114)
Income from equity investments in real estate	961	566	395
Minority interest in income	(398)	(416)	18
Gain on sale of securities, foreign currency transactions and other gains, net	186	250	(64)
Interest expense	(4,863)	(4,388)	(475)

	(4,043)	(3,803)	(240)

Income from continuing operations before income taxes	6,799	7,417	(618)
Provision for income taxes	(240)	(190)	(50)

Income from continuing operations	6,559	7,227	(668)
Loss from discontinued operations	(148)	(3,891)	3,743

Net income from real estate operations	$6,411	$3,336	$3,075

Our real estate operations consist of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the three months ended March 31, 2007 and 2006 is as follows:

	Three months ended March 31,
	2007	2006
Rental income	$16,579	$14,706
Interest income from direct financing leases	3,053	3,421

	$19,632	$18,127

W. P. Carey 3/31/2007 10-Q—24

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	Three months ended March 31,
	2007	2006
Bouygues Telecom, S.A. (a) (b)	$1,279	$1,142
CheckFree Holdings Corporation Inc. (b)	1,179	1,151
Detroit Diesel Corporation	1,159	1,159
Dr Pepper Bottling Company of Texas	1,119	1,102
Orbital Sciences Corporation	756	756
Titan Corporation	728	725
America West Holdings Corp.	694	709
AutoZone, Inc.	554	554
Quebecor Printing, Inc.	485	485
Sybron Dental Specialties Inc.	443	443
Unisource Worldwide, Inc.	422	424
Werner Corporation (c)	407	—
BE Aerospace, Inc.	395	395
Lowe’s Home Improvement Warehouse (F/K/A Eagle Hardware & Garden, Inc.)	394	373
CSS Industries, Inc.	392	392
Lucent Technologies, Inc.	380	380
Career Education Corporation (d)	375	—
Sprint Spectrum, L.P.	356	356
EnviroWorks, Inc.	338	313
PPD Development, Inc. (d)	332	—
AT&T Corporation	315	315
Omnicom Group, Inc.	313	285
BellSouth Telecommunications, Inc.	301	306
Other (a) (b) (d)	6,516	6,362

	$19,632	$18,127

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	Lease revenues applicable to minority interests in the consolidated amounts above total $1,016 and $987 for the three months ended March 31, 2007 and 2006, respectively.

(c)	New tenant at existing property.

(d)	Includes the CPA®:12 real estate interests acquired in December 2006.
We recognize income from equity investments in real estate of which lease revenues are a significant component. Our ownership interests range from 33% to 60%. Our share of net lease revenues in the following lease obligations is as follows:

	Three months ended March 31,
	2007	2006
Carrefour France, SA (a) (b)	$2,314	$877
Federal Express Corporation	686	679
Medica — France, SA (a) (c)	517	—
Information Resources, Inc.	466	466
Sicor, Inc.	418	418
Hologic, Inc.	278	284
Consolidated Systems, Inc. (d)	271	—
Childtime Childcare, Inc.	125	125
The Retail Distribution Group (c)	80	—

	$5,155	$2,849

W. P. Carey 3/31/2007 10-Q—25

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	We increased our interest in this property to 49.6% in December 2006 as a result of the CPA®:12 Acquisition.

(c)	Includes the CPA®:12 real estate interests acquired in December 2006.

(d)	We acquired our interest in this property in 2006.
Lease Revenues
For the three months ended March 31, 2007 and 2006, lease revenues (rental income and interest income from direct financing leases) increased by $1,505 primarily due to lease revenue earned on properties acquired in the CPA®:12 Acquisition in December 2006, which contributed $1,174, and rent increases and rent from new tenants at existing properties, which contributed $940 of the increase. These increases were partially offset by the impact of lease expirations during 2007 and 2006.
Our net leases generally have rent increases based on formulas indexed to increases in the CPI or other indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future.
Other Real Estate Income
Other real estate income generally consists of revenue from other business operations of Livho, Inc., a Radisson hotel franchise that we operate at our property in Livonia, Michigan and from our domestic self-storage properties as well as lease termination payments and other non-rent related revenues from real estate operations including, but not limited to, settlements of claims against former lessees. We receive settlements in the ordinary course of business; however, the timing and amount of settlements cannot always be estimated.
For the three months ended March 31, 2007 and 2006, other real estate income increased by $791, primarily due to $1,091 of income from Carey Storage which commenced operations in December. This increase was partially offset by a reduction in income related to our hotel operations which have been impacted by the commencement of renovation work at the hotel in late 2006.
General and Administrative
For the three months ended March 31, 2007 and 2006, general and administrative expense increased by $582, primarily due to increases in professional fees and compensation related costs. Professional fees include auditing and consulting services as well as legal fees associated with our real estate operations.
Depreciation and Amortization
For the three months ended March 31, 2007 and 2006, depreciation and amortization expense increased by $1,383, primarily from recent investment activity, including the CPA®:12 Acquisition in December 2006, which contributed $722 as well as the acceleration of depreciation on certain assets of our hotel operations.
Other Real Estate Expenses
For the three months ended March 31, 2007 and 2006, other real estate expenses increased $957, primarily due to a license termination fee incurred in connection with terminating our Holiday Inn franchise license. We are currently renovating the hotel facility and will operate under the Radisson franchise going forward.
Income from Equity Investments in Real Estate
For the three months ended March 31, 2007 and 2006, income from equity investments in real estate increased by $395, primarily due to recent investment activity, including the impact of the CPA®:12 Acquisition.
Interest Expense
For the three months ended March 31, 2007 and 2006, interest expense increased $475, primarily due to mortgage obligations obtained in connection with the CPA®:12 Acquisition in December 2006 as well as additional borrowings under our credit facilities which were used for investments and other recurring operating activities.
Income from Continuing Operations
For the three months ended March 31, 2007, income from continuing operations decreased $668. This decrease primarily relates to our hotel operations which, as a result of renovation work, experienced a decline in business and incurred accelerated depreciation charges. These decreases were partially offset by income earned from our recent investment activity, particularly the CPA®:12 Acquisition and self storage acquisitions, as well as an increase in lease revenues from rent increases and rent from new tenants at existing properties. These variances are described above.

W. P. Carey 3/31/2007 10-Q—26

Discontinued Operations
For the three months ended March 31, 2007, we incurred a loss from the operations of discontinued properties of $148.
For the three months ended March 31, 2006, we incurred a loss from discontinued operations of $3,891 primarily due to impairment charges totaling $3,357.
The effect of suspending depreciation was $115 and $114 for the three months ended March 31, 2007 and 2006, respectively.
Financial Condition
Uses of Cash during the Period
There has been no material change in our financial condition since December 31, 2006. Cash and cash equivalents totaled $13,300 as of March 31, 2007, a decrease of $8,808 from the December 31, 2006 balance. We believe that we will generate sufficient cash from operations and, if necessary, from the proceeds of limited recourse mortgage loans, unused capacity on our credit facility, unsecured indebtedness and the issuance of additional equity securities to meet our short-term and long-term liquidity needs. We assess our ability to access capital on an ongoing basis. Our use of cash during the period is described below.
Operating Activities — During the three months ended March 31, 2007, cash flows from operations were primarily used to pay taxes totaling approximately $21,000 on revenue earned in the CPA®:12/14 Merger. Existing cash resources and borrowings under our unsecured credit facility were used to fund distributions to shareholders of $17,484. Operating cash flow fluctuates on a quarterly basis due to factors that include the timing of the receipt of transaction-related revenue, the timing of certain compensation costs and tax payments that are paid and receipt of the annual installment of deferred acquisition revenue and interest thereon in the first quarter.
During the three months ended March 31, 2007, we received revenue of $6,567 from providing asset-based management services on behalf of the CPA® REITs, exclusive of that portion of such revenue being satisfied by the CPA® REITs through the issuance of their restricted common stock rather than paying cash (see below). We also received revenue of $4,301 in connection with structuring investments on behalf of the CPA® REITs. In January 2007, we received an annual installment of deferred acquisition revenue from CPA®:14 and CPA®:15 of $16,701, including interest. CPA®:16 – Global is currently expected to meet its cumulative performance criterion in the second quarter of 2007. Upon meeting this criterion, CPA®:16 – Global will pay us deferred acquisition revenue and interest, totaling $20,205 as of March 31, 2007 due with their next deferred revenue installment under the advisory agreement. For 2007, we have elected to continue to receive all performance revenue from the CPA® REITs as well as the asset management revenue payable by CPA®:16 – Global in restricted shares rather than cash. We expect that the election to receive restricted shares will continue to have a negative impact on cash flows during 2007, as this election is annual.
During the three months ended March 31, 2007, our real estate operations provided cash flows (contractual lease revenues, net of property-level debt service) of approximately $13,893. During this period, the properties we acquired from CPA®:12 generated lease revenue and cash flow, inclusive of minority interest, of approximately $1,174 and $983, respectively, and equity income of $249. This additional cash flow was partially offset by lower asset management revenue of approximately $300. There are no scheduled balloon payments on any of the properties acquired from CPA®:12 until 2009.
Investing Activities — Our investing activities are generally comprised of real estate transactions (purchases and sales) and capitalized property related costs. During the three months ended March 31, 2007, we used $26,000 to acquire several domestic self-storage properties and $3,881 to make capital improvements to existing properties. We also paid our annual installment of deferred acquisition revenue of $536 to our former management company relating to 1998 and 1999 property acquisitions.
We also received distributions from the CPA® REITs totaling $1,847 as a result of our ownership of shares in the CPA® REITs, with $370 included in cash flows from investing activities, representing an amount in excess of the income recognized on the CPA® REIT investments for financial reporting purposes.
Financing Activities — During the three months ended March 31, 2007, we paid distributions to shareholders of $17,484, an increase over the comparable 2006 period. In addition to paying distributions, our financing activities included making scheduled mortgage principal payments totaling $2,618. We incurred gross borrowings of $37,000 and $15,150 on our unsecured and secured credit facilities, respectively, which were used for several purposes in the normal course of business, including the acquisition of domestic self-storage properties. During this period, we made repayments of $13,000 on our unsecured facility which has increased overall by $24,000 since December 31, 2006. In addition, during the three months ended March 31, 2007, we obtained $1,909 of mortgage financing and raised $1,000 from the issuance of shares primarily through our Distribution Reinvestment and Share Purchase Plan.

W. P. Carey 3/31/2007 10-Q—27

Summary of Financing
The table below summarizes our mortgage notes payable and credit facilities as of March 31, 2007 and 2006, respectively.

	March 31,
	2007	2006
Balance:
Fixed rate	$200,695	$178,928
Variable rate (1)	116,847	76,968

	$317,542	$255,896

Percent of total debt:
Fixed rate	63%	70%
Variable rate (1)	37%	30%

	100%	100%

Weighted average interest rate at end of period:
Fixed rate	6.52%	6.92%
Variable rate (1)	5.93%	4.77%

(1)	Included in variable rate debt as of March 31, 2007 is (i) $30,651 outstanding under our secured credit facility, (ii) $26,000 outstanding under our unsecured credit facility, and (iii) $60,196 in mortgage obligations which are currently fixed rate but which have interest rate reset features which may change the interest rates to then prevailing market fixed rates at certain points in their term.
Cash Resources
As of March 31, 2007, our cash resources consisted of the following:
-	Cash and cash equivalents totaling $13,300, of which $5,101 was held in foreign bank accounts to maintain local capital requirements;

-	Unsecured credit facility with unused capacity of up to $149,000, which may also be used to loan funds to our affiliates (see Current Developments and Trends);

-	Unleveraged properties with a carrying value of $241,777, subject to meeting certain financial ratios on our unsecured credit facility; and

-	Secured credit facility with unused capacity of up to $74,349, available to a wholly owned subsidiary to finance self-storage acquisitions.
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

	March 31, 2007		December 31, 2006
	Maximum	Outstanding	Maximum	Outstanding
	Available	Balance	Available	Balance
Unsecured credit facility	$175,000	$26,000	$175,000	$2,000
Secured credit facility	105,000	30,651	105,000	15,501

Total	$280,000	$56,651	$280,000	$17,501

Unsecured credit facility
The unsecured credit facility has financial covenants requiring us, among other things, to maintain a minimum equity value and to meet or exceed certain operating and coverage ratios. We are in compliance with these covenants as of March 31, 2007. Advances are prepayable at any time. Amounts drawn on the credit facility bear interest at a rate of either (i) the one, two, three or six-month LIBOR, plus a spread which ranges from 110 to 145 basis points depending on leverage or corporate credit rating or (ii) the greater of the bank’s Prime Rate and the Federal Funds Effective Rate, plus 50 basis points, plus a spread of up to 12.5 basis points depending on our leverage.

W. P. Carey 3/31/2007 10-Q—28

In April 2007, we entered into a binding commitment letter with Bank of America, N.A. for a $200,000 credit facility to replace our current credit facility, which was scheduled to expire in May 2007. We extended our current credit facility in May 2007 for an additional 45 days on the same terms, (see Current Developments and Trends).
Secured credit facility
The secured credit facility matures in December 2008 and is collateralized by any self-storage real estate assets acquired by Carey Storage with proceeds from the facility. Advances from this facility bear interest at an annual fixed interest rate of 7.6% for the first month of borrowing and at an annual variable interest rate equal to the one-month LIBOR plus a spread which ranges from 175 to 235 basis points thereafter depending on the aggregate debt yield for the collateralized asset pool. Advances can be prepaid at any time, however advances prepaid prior to March 8, 2008 are subject to a prepayment penalty of 1.25% of the principal amount of the loan being prepaid. This facility has financial covenants requiring Carey Storage, among other things, to meet or exceed certain operating and coverage ratios. Carey Storage is in compliance with these covenants as of March 31, 2007.
Cash Requirements
During the next twelve months, cash requirements will include paying distributions to shareholders, scheduled mortgage principal payments, including mortgage balloon payments totaling $15,541 of which $6,041 is due in August 2007 and $9,500 is due in December 2007, making distributions to minority partners as well as other normal recurring operating expenses. We may also seek to use our cash to invest in new properties and maintain cash balances sufficient to meet working capital needs. We may issue additional shares in connection with investments when it is consistent with the objectives of the seller.
We have budgeted capital expenditures of up to $10,598 at various properties during the next twelve months. The capital expenditures will primarily be for tenant and property improvements in order to enhance a property’s cash flow or marketability for re-leasing or sale.
We expect to meet our capital requirements to fund future investments, any capital expenditures on existing properties and scheduled debt maturities on limited recourse mortgages through use of our cash reserves or unused amounts on our credit facilities.
Aggregate Contractual Agreements
The table below summarizes our contractual obligations as of March 31, 2007 and the effect that these obligations are expected to have on our liquidity and cash flow in future periods.

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Mortgage notes payable — Principal	$260,891	$25,614	$55,869	$46,139	$133,269
Mortgage notes payable — Interest (1)	78,956	15,304	25,152	17,411	21,089
Unsecured credit facility — Principal	26,000	26,000	—	—	—
Unsecured credit facility — Interest (1)	470	470	—	—	—
Secured credit facility — Principal	30,651	—	30,651	—	—
Secured credit facility — Interest (1)	3,922	2,320	1,602	—	—
Deferred acquisition compensation due to affiliates — Principal	137	137	—	—	—
Deferred acquisition compensation due to affiliates — Interest	8	8	—	—	—
Operating leases (2)	7,984	795	1,597	1,659	3,933
Property improvements (3)	10,827	10,598	229	—	—
Other commitments (4)	600	600	—	—	—

	$420,446	$81,846	$115,100	$65,209	$158,291

(1)	Interest on variable rate debt obligations was calculated using the variable interest rate and balance outstanding as of March 31, 2007.

(2)	Operating lease obligations consist primarily of the total minimum rents payable on the lease for our principal offices. We are reimbursed by affiliates for their share of the future minimum rents under an office cost-sharing agreement. These amounts are allocated among the entities based on gross revenues and are adjusted quarterly.

(3)	Represents remaining share of landlord improvements at two properties.

(4)	Represents a commitment to contribute capital to an investment in India.

W. P. Carey 3/31/2007 10-Q—29

Amounts related to our foreign operations are based on the exchange rate of the Euro as of March 31, 2007.
We have employment contracts with several senior executives. These contracts provide for severance payments in the event of termination under certain conditions including change of control.
As of March 31, 2007, we have no material capital lease obligations for which we are the lessee, either individually or in the aggregate.

W. P. Carey 3/31/2007 10-Q—30

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
At March 31, 2007, a significant portion of our long-term debt either bears interest at fixed rates or is currently at a fixed rate but which have interest rate reset features which may change the interest rates to then prevailing market fixed rates at certain points in their term. The fair value of these instruments is affected by changes in market interest rates.The following table presents principal cash flows based upon expected maturity dates and scheduled amortization payments of our debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. Annual interest rates on fixed rate debt as of March 31, 2007 ranged from 4.87% to 10.13%. The annual interest rates on variable rate debt as of March 31, 2007 ranged from 3.86% to 6.63%. Both our secured and unsecured lines of credit bear interest at variable rates based on LIBOR plus a spread, which can range from 110 to 235 basis points.

	2007	2008	2009	2010	2011	Thereafter	Total	Fair value
Fixed rate debt	$21,402	$8,390	$35,473	$13,105	$25,632	$96,693	$200,695	$201,192
Weighted average interest rate	7.82%	7.26%	7.28%	7.34%	7.32%	5.55%
Variable rate debt	$28,290	$38,976	$3,559	$3,732	$3,904	$38,386	$116,847	$116,847
As more fully described in Summary of Financing above, our current variable rate debt obligations include some obligations which are currently subject to variable rate obligations which may convert to then prevailing market fixed rates during their term. Annual interest expense would increase or decrease on variable rate debt by approximately $1,168 for each 1% increase or decrease in interest rates. A change in interest rates of 1% would increase or decrease the fair value of our fixed rate debt at March 31, 2007 by approximately $5,617.
Foreign Currency Exchange Rate Risk
We have foreign operations in France and as such are subject to risk from the effects of exchange rate movements of the Euro, which may affect future costs and cash flows. We are a net receiver of the Euro (we receive more cash than we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the Euro. For the three months ended March 31, 2007 and 2006, we recognized gains of $26 and $77, respectively, in foreign currency transaction gains in connection with the transfer of cash from our foreign operating subsidiaries and conversion of such local currency into dollars.. In addition, for the three months ended March 31, 2007 and 2006, we recognized net unrealized foreign currency gains of $160 and $153 respectively. The cumulative foreign currency translation adjustment reflects a gain of $347 as of March 31, 2007. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

W. P. Carey 3/31/2007 10-Q—31

Item 4. — Controls and Procedures
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
Our management, with the participation of our chief executive officer and acting chief financial officer, has conducted a review of our disclosure controls and procedures as of March 31, 2007. Based upon this review, our chief executive officer and acting chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2007 at a reasonable level of assurance and procedures to ensure that the information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. — Legal Proceedings
Refer to Note 8, Commitments and Contingencies, of the consolidated financial statements for information regarding legal proceedings.
Item 2. — Unregistered Sales Of Equity Securities And Use Of Proceeds
Issuer Purchases of Equity Securities
There were no issuer purchases of equity securities during the three months ended March 31, 2007.
Item 6. — Exhibits

Exhibit No.	Description	Method of Filing

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Chief Executive Officer and Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

W. P. Carey 3/31/2007 10-Q—32

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey & Co. LLC

Date 5/10/2007	By:	/s/ Mark J. DeCesaris

Mark J. DeCesaris
Managing Director and acting Chief Financial Officer
(acting Principal Financial Officer)

Date 5/10/2007	By:	/s/ Claude Fernandez

Claude Fernandez
Managing Director and Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey 3/31/2007 10-Q—33