Form 10-Q
period 2007-06-30
CAREY W P & CO LLC
filed 2007-08-02
CIK 1025378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Registrant has 39,143,611 Listed Shares, no par value, outstanding at July 26, 2007.

*	The summarized consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such financial statements have been included.
Forward Looking Statements
This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan” or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, those described in Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2006 as updated herein. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved. Additionally, a description of our critical accounting estimates is included in the management’s discussion and analysis section in our annual report on Form 10-K for the year ended December 31, 2006. There has been no significant change in our critical accounting estimates.
As used in this quarterly report on Form 10-Q, the terms “we,” “us” and “our” include W. P. Carey & Co. LLC, its consolidated subsidiaries and predecessors, unless otherwise indicated.

W. P. Carey 6/30/2007 10-Q — 1

W. P. CAREY & CO. LLC
PART I
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	June 30, 2007	December 31, 2006
		(NOTE)
Assets
Real estate, net	$531,485	$540,504
Net investment in direct financing leases	107,886	108,581
Equity investments in real estate	183,226	166,147
Operating real estate, net	72,049	33,606
Assets held for sale	—	1,269
Cash and cash equivalents	19,050	22,108
Due from affiliates	76,877	88,884
Goodwill	63,607	63,607
Intangible assets, net	40,116	43,742
Other assets, net	29,421	24,562

Total assets	$1,123,717	$1,093,010

Liabilities and Members’ Equity
Liabilities:
Limited recourse mortgage notes payable	$258,663	$261,152
Secured credit facility	35,581	15,501
Unsecured credit facility	28,000	2,000
Deferred revenue	—	40,490
Accounts payable and accrued expenses	32,549	34,047
Income taxes, net	64,744	63,462
Other liabilities	22,359	19,127
Distributions payable	18,227	17,481

Total liabilities	460,123	453,260

Minority interest in consolidated entities	7,609	7,765

Commitments and contingencies (Note 9)
Members’ equity:
Listed shares, no par value, 100,000,000 shares authorized; 39,129,982 and 38,262,157 shares issued and outstanding, respectively	751,508	745,969
Dividends in excess of accumulated earnings	(96,072)	(114,008)
Accumulated other comprehensive income	549	24

Total members’ equity	655,985	631,985

Total liabilities and members’ equity	$1,123,717	$1,093,010

The accompanying notes are an integral part of these consolidated financial statements.
Note: The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date.

W. P. Carey 6/30/2007 10-Q — 2

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues
Asset management revenue	$30,204	$14,752	$45,238	$29,114
Structuring revenue	53,448	2,462	58,031	12,354
Reimbursed costs from affiliates	3,244	19,894	6,719	22,892
Lease revenues	19,998	18,285	39,630	36,412
Other real estate income	3,241	2,149	6,415	4,532

	110,135	57,542	156,033	105,304

Operating Expenses
General and administrative	(23,256)	(9,871)	(35,493)	(21,029)
Reimbursable costs	(3,244)	(19,894)	(6,719)	(22,892)
Depreciation and amortization	(6,950)	(6,007)	(13,894)	(11,977)
Property expenses	(1,893)	(1,345)	(3,313)	(3,013)
Other real estate expenses	(1,301)	(1,466)	(3,825)	(3,033)

	(36,644)	(38,583)	(63,244)	(61,944)

Other Income and Expenses
Other interest income	3,643	811	4,241	1,538
Income from equity investments in real estate	1,929	1,244	4,367	2,794
Minority interest in (income) loss	(3,141)	254	(3,472)	(608)
Gain on sale of securities, foreign currency transactions and other gains, net	169	5,228	355	5,478
Interest expense	(5,669)	(4,541)	(10,532)	(8,929)

	(3,069)	2,996	(5,041)	273

Income from continuing operations before income taxes	70,422	21,955	87,748	43,633
Provision for income taxes	(31,144)	(3,998)	(37,522)	(10,720)

Income from continuing operations	39,278	17,957	50,226	32,913

Discontinued Operations
Income (loss) from operations of discontinued properties	1,790	(653)	1,642	(1,187)
Gain on sale of real estate, net	962	—	962	—
Impairment charges on assets held for sale	—	—	—	(3,357)

Income (loss) from discontinued operations	2,752	(653)	2,604	(4,544)

Net Income	$42,030	$17,304	$52,830	$28,369

Basic Earnings (Loss) Per Share
Income from continuing operations	$1.03	$0.48	$1.32	$0.87
Income (loss) from discontinued operations	0.07	(0.02)	0.07	(0.12)

Net income	$1.10	$0.46	$1.39	$0.75

Diluted Earnings (Loss) Per Share
Income from continuing operations	$1.03	$0.46	$1.30	$0.85
Income (loss) from discontinued operations	0.07	(0.02)	0.07	(0.12)

Net income	$1.10	$0.44	$1.37	$0.73

Weighted Average Shares Outstanding
Basic	38,308,202	37,876,079	38,120,532	37,802,340

Diluted	40,004,379	39,346,537	39,894,412	38,794,914

Distributions Declared Per Share	$0.467	$0.454	$0.929	$0.906

The accompanying notes are an integral part of these consolidated financial statements.

W. P. Carey 6/30/2007 10-Q — 3

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net Income	$42,030	$17,304	$52,830	$28,369
Other Comprehensive Income
Change in unrealized appreciation on marketable securities	(10)	12	8	783
Reversal of unrealized appreciation on sale of marketable securities	—	(4,746)	—	(4,746)
Foreign currency translation adjustment	134	557	517	275

	124	(4,177)	525	(3,688)

Comprehensive Income	$42,154	$13,127	$53,355	$24,681

The accompanying notes are an integral part of these consolidated financial statements.

W. P. Carey 6/30/2007 10-Q — 4

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended June 30,
	2007	2006
Cash Flows — Operating Activities
Net income	$52,830	$28,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including intangible assets and deferred financing costs	14,509	12,625
Income from equity investments in real estate in excess of distributions received	(1,628)	(202)
Gains on sale of real estate and investments, net	(962)	(4,800)
Minority interest in income	3,472	608
Straight-line rent adjustments	1,421	1,612
Management income received in shares of affiliates	(31,728)	(15,816)
Unrealized gain on foreign currency transactions, warrants and securities	(313)	(577)
Impairment charges	—	3,357
Increase in income taxes, net	2,802	7
Realized gain on foreign currency transactions	(42)	(101)
Stock-based compensation expense	2,328	1,639
Decrease in deferred acquisition revenue receivable	16,164	12,543
Increase in structuring revenue receivable	(44,956)	(3,039)
Net changes in other operating assets and liabilities	(2,249)	(660)

Net cash provided by operating activities	11,648	35,565

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	21,716	3,106
Purchases of real estate and equity investments in real estate	(40,381)	—
Capital expenditures	(7,361)	(4,024)
Loan to affiliate	—	(84,000)
Proceeds from repayment of loan to affiliate	—	84,000
Proceeds from sales of property and investments	6,014	22,471
Funds placed in escrow in connection with the sale of property	(3,340)	(9,163)
Payment of deferred acquisition revenue to affiliate	(524)	(524)

Net cash (used in) provided by investing activities	(23,876)	11,866

Cash Flows — Financing Activities
Distributions paid	(35,202)	(34,356)
Contributions from minority interests	688	1,161
Distributions to minority interests	(942)	(5,075)
Scheduled payments of mortgage principal	(7,719)	(5,705)
Proceeds from mortgages and credit facilities	118,617	55,000
Prepayments of mortgage principal and credit facilities	(68,257)	(62,971)
Release of funds from escrow in connection with the financing of properties	—	4,031
Payment of financing costs	(1,303)	(472)
Proceeds from issuance of shares	3,917	3,652
Excess tax benefits associated with stock-based compensation awards	1,335	271
Repurchase and retirement of shares	(2,038)	(482)

Net cash provided by (used in) financing activities	9,096	(44,946)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	74	94

Net (decrease) increase in cash and cash equivalents	(3,058)	2,579
Cash and cash equivalents, beginning of period	22,108	13,014

Cash and cash equivalents, end of period	$19,050	$15,593

The accompanying notes are an integral part of these consolidated financial statements.

W. P. Carey 6/30/2007 10-Q — 5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Note 1. Business
W. P. Carey & Co. LLC is a real estate and advisory company that invests in commercial properties leased to companies domestically and internationally, and earns revenue as the advisor to the following publicly registered affiliated real estate investment trusts (“CPA® REITs”) that each make similar investments: Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 15 Incorporated (“CPA®:15”) and Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global”) and served in this capacity for Corporate Property Associates 12 Incorporated (“CPA®:12”) until its merger with CPA®:14 in December 2006. As of June 30, 2007, we own and manage over 850 commercial properties domestically and internationally including our own portfolio, which is comprised of our full or partial ownership interest in 181 commercial properties net leased to 109 tenants and totaling approximately 18 million square feet (on a pro rata basis), with an occupancy rate of 96.2%. We also own 13 domestic self-storage properties totaling approximately 0.9 million square feet.
Primary Business Segments
Investment Management — We provide services to the CPA® REITs in connection with structuring and negotiating investment and debt placement transactions (structuring revenue) and provide on-going management of the portfolio (asset-based management and performance revenue). Asset-based management and performance revenues for the CPA® REITs are determined based on real estate related assets under management. As funds available to the CPA® REITs are invested, the asset base from which we earn revenue increases. We may elect to receive revenue in cash or restricted shares of the CPA® REITs. We may also earn incentive and disposition revenue and receive termination payments in connection with providing liquidity alternatives to CPA® REIT shareholders.
Real Estate Ownership — We invest in commercial properties that are then leased to companies domestically and internationally, primarily on a triple net leased basis. We also invest in domestic self-storage real estate properties.
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

W. P. Carey 6/30/2007 10-Q — 6

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
We have several interests in joint ventures that are consolidated and have minority interests that have finite lives and were considered mandatorily redeemable non-controlling interests prior to the issuance of Staff Position No. 150-3 (“FSP 150-3”). As a result of the deferral provisions of FSP 150-3, these minority interests have been reflected as liabilities.
We formed Corporate Property Associates 17 – Global Incorporated (“CPA®:17”) in February 2007 for the purpose of investing in a diversified portfolio of income-producing commercial properties and other real estate related assets, both domestically and outside the United States. We filed a registration statement on Form S-11 with the SEC during February 2007 to raise up to $2,475,000 of common stock of CPA®:17 (including amounts under a dividend reinvestment plan) and expect to commence fundraising during 2007. As of and during the three and six months ended June 30, 2007, the financial statements of CPA®:17, which had no operations during these periods, were included in our consolidated financial statements, as we owned all of CPA®:17’s outstanding common stock.
Reclassifications and Revisions
Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. The financial statements included in this Form 10-Q have been adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented.
Adoption of New Accounting Pronouncements
SFAS 155
FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments an Amendment of FASB No. 133 and 140” (“SFAS 155”) was issued to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. We adopted SFAS 155 as required on January 1, 2007 and the initial application of this statement did not have a material impact on our financial position or results of operations.
FIN 48
FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we not recognize in our consolidated financial statements the impact of a tax position that fails to meet the more likely than not recognition threshold based on the technical merits of the position. We adopted FIN 48 as required on January 1, 2007 (Note 12).
Recent Accounting Pronouncements
SFAS 157
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective for our 2008 fiscal year. We do not believe that the adoption of SFAS 157 will have a material impact on our financial position or results of operations.
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

W. P. Carey 6/30/2007 10-Q — 7

Notes to Consolidated Financial Statements
SOP 07-1
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. SOP 07-1 is effective for our fiscal year beginning January 1, 2008. We have determined that we are not an investment company under the provisions of SOP 07-1 and do not expect to retain specialized investment company accounting for any of our consolidated or equity method investments where the investment entity may be deemed an investment company. Accordingly, we do not expect the adoption of SOP 07-1 to have a material impact on our financial position and results of operations.
Note 3. Transactions with Related Parties
Advisory Services
Directly and through a wholly-owned subsidiary, we earn revenue as the advisor (“advisor”) to the CPA® REITs. Under the advisory agreements with the CPA® REITs, we perform various services, including but not limited to the day-to-day management of the CPA® REITs and transaction-related services. We earn asset management revenue totaling 1% per annum of average invested assets, as calculated pursuant to the advisory agreements for each CPA® REIT, of which 1/2 of 1% (“performance revenue”) is contingent upon specific performance criteria for each CPA® REIT. We are also reimbursed for certain costs, primarily broker/dealer commissions paid on behalf of the CPA® REITs and marketing and personnel costs. The advisory agreements allow us to elect to receive restricted stock for any revenue due from each CPA® REIT. For the three months ended June 30, 2007 and 2006, total asset-based revenue earned was $30,204 and $14,752, respectively, while reimbursed costs totaled $3,244 and $19,894, respectively. For the six months ended June 30, 2007 and 2006, total asset-based revenue earned was $45,238 and $29,114, respectively, while reimbursed costs totaled $6,719 and $22,892, respectively. Asset-based revenue for the three and six months ended June 30, 2007 includes amounts recognized in connection with CPA®:16 – Global’s achievement of its performance criterion (as described below). In 2007 and 2006, we elected to receive all performance revenue from the CPA® REITs as well as the asset management revenue payable by CPA®:16 – Global in restricted shares.
In connection with structuring and negotiating investments and related mortgage financing for the CPA® REITs, the advisory agreements provide for structuring revenue based on the cost of investments. Under each of the advisory agreements, we may receive acquisition revenue of up to an average of 4.5% of the total cost of all investments made by each CPA® REIT. A portion of this revenue (generally 2.5%) is paid when the transaction is completed while the remainder (generally 2%) is payable in equal annual installments ranging from three to eight years, subject to the relevant CPA® REIT meeting its performance criterion. Unpaid installments bear interest at annual rates ranging from 5% to 7%. We may be entitled to loan refinancing revenue of up to 1% of the principal amount refinanced in connection with structuring and negotiating investments. This loan refinancing revenue, together with the acquisition revenue, is referred to as structuring revenue. We earned structuring revenue of $53,448 and $2,462 during the three months ended June 30, 2007 and 2006, respectively and $58,031 and $12,354 during the six months ended June 30, 2007 and 2006, respectively. Structuring revenue for the three and six months ended June 30, 2007 includes amounts recognized in connection with CPA®:16 – Global’s achievement of its performance criterion (as described below). In addition, we may also earn revenue related to the disposition of properties, subject to subordination provisions, and will only recognize such revenue as the subordination provisions are achieved.
CPA®:16 – Global Performance Criterion
In June 2007, CPA®:16 – Global met its performance criterion (a non-compounded cumulative distribution return of 6% per annum), as defined in its advisory agreement, and as a result, we recognized previously deferred revenue totaling $45,919 (consisting of asset –based revenue of $11,945, structuring revenue of $31,674 and interest income on the previously deferred structuring revenue of $2,300). In addition, as a result of CPA®:16 – Global meeting its performance criterion, we recognized and paid to certain employees incentive and commission compensation of $6,191 and interest thereon of $434 that had previously been deferred.
The deferred asset-based revenue of $11,945 was paid in July 2007 by CPA®:16 – Global in the form of 1,194,549 shares of CPA®:16 – Global’s restricted common stock while the deferred structuring revenue of $31,674 and interest thereon of $2,300 are payable in cash beginning in January 2008. CPA®:16 – Global will pay the deferred structuring revenue in three annual installments of $28,259 in January 2008 (including the accrued interest), $4,663 in January 2009 and $1,052 in January 2010. Interest will accrue on amounts outstanding at the rate of 5% per annum.

W. P. Carey 6/30/2007 10-Q — 8

Notes to Consolidated Financial Statements
Merger of CPA®:12 and CPA®:14
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
Other Transactions
We own interests in entities which range from 5% to 60%, with the remaining interests generally held by affiliates, and own common stock in each of the CPA® REITs. We have a significant influence in these investments, which are accounted for under the equity method of accounting.
We are the general partner in a limited partnership that leases our home office space and participates in an agreement with certain affiliates, including the CPA® REITs, for the purpose of leasing office space used for the administration of our operations, the operations of our affiliates and for sharing the associated costs. During the three months ended June 30, 2007 and 2006, we recorded income from minority interest partners of $624 and $601, respectively, related to reimbursements from these affiliates. During the six months ended June 30, 2007 and 2006, we recorded income from minority partners of $872 and $1,008, respectively. Our estimated minimum annual lease payments on the office lease, inclusive of minority interest, as of June 30, 2007 approximates $2,868 through 2016.
Included in other liabilities in the consolidated balance sheets at June 30, 2007 and December 31, 2006 are amounts due to affiliates totaling $1,097 and $1,239, respectively, comprised primarily of amounts due in connection with the office sharing agreement and deferred acquisition fees.
One of our directors and officers is the sole shareholder of Livho, Inc. (“Livho”), one of our lessees. We consolidate the accounts of Livho in our consolidated financial statements in accordance with FIN 46R as it is a VIE of which we are the primary beneficiary.
Family members of one of our directors have an ownership interest in certain companies that own minority interests in our French majority-owned subsidiaries. These ownership interests are subject to substantially the same terms as all other ownership interests in the subsidiary companies.
Two employees own a minority interest in W. P. Carey International LLC (“WPCI”), a subsidiary company that structures net lease transactions on behalf of the CPA® REITs outside of the United States.
We have the right to loan funds to affiliates under our unsecured credit facility. Such loans bear interest at comparable rates to our credit facility. During June 2006, we loaned $84,000 to CPA®:15 to facilitate the early repayment of a mortgage obligation in connection with their sale of a property. The loan was repaid within the next few business days.
Note 4. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows:

	June 30, 2007	December 31, 2006
Cost	$618,647	$620,472
Less: Accumulated depreciation	(87,162)	(79,968)

	$531,485	$540,504

W. P. Carey 6/30/2007 10-Q — 9

Notes to Consolidated Financial Statements
Operating real estate, which consists of our Livho subsidiary and self-storage facilities, at cost, is summarized as follows:

	June 30, 2007	December 31, 2006
Cost (1)	$79,516	$41,275
Less: Accumulated depreciation	(7,467)	(7,669)

	$72,049	$33,606

(1)	Includes $4,618 of costs incurred through June 30, 2007 in connection with renovations to the hotel facility at our Livho subsidiary which are scheduled for completion in 2008.
In November 2006, we formed a subsidiary (“Carey Storage”) for the purpose of investing in self-storage real estate properties and their related businesses within the United States. During the six months ended June 30, 2007, Carey Storage used a portion of the proceeds from our initial contribution and loans along with borrowings totaling $20,080 under its $105,000 credit facility to acquire seven self-storage properties in several states totaling $35,000. Borrowings under the credit facility are fixed at an annual fixed interest rate of 7.6% for the first month of borrowing and at an annual variable interest rate equal to the one-month LIBOR plus a spread which ranges from 175 to 235 basis points thereafter, depending on the aggregate debt yield for the collateralized asset pool. As of June 30, 2007, borrowings under the credit facility bear interest at a variable rate of 7.57% and mature in December 2008. Carey Storage’s results of operations are included in other real estate income and other real estate expenses in the consolidated financial statements.
Note 5. Equity Investments in Real Estate
Our equity investments in real estate, which are accounted for under the equity method, are summarized below for our CPA® REITs and interests in joint venture properties.
CPA® REITs
We own interests in three CPA® REITs with which we have advisory agreements. Our interests in the CPA® REITs are accounted for under the equity method due to our ability to exercise significant influence as the advisor to the CPA® REITs. The CPA® REITs are publicly registered and file financial statements with the SEC. We have elected, in certain cases, to receive restricted shares of common stock in the CPA® REITs rather than cash in connection with earning asset management and performance revenue (Note 3).
Information about our investments in the CPA® REITs is as follows:

	% of Outstanding Shares		Carrying Amount of Investment
Fund	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006
CPA®:14	6.09%	5.65%	$58,182	$53,200
CPA®:15	4.01%	3.53%	51,872	45,030
CPA®:16 – Global (1)	2.14%	0.78%	27,224	9,161

			$137,278	$107,391

(1)	Our interest in the outstanding shares of CPA®:16 – Global at June 30, 2007 includes 1,194,549 shares which were issued to us in July 2007 in connection with CPA®:16 – Global meeting its performance criterion.
Combined summarized financial information of the CPA® REITs (for the entire entities, not our proportionate share) is presented below:

	June 30, 2007	December 31, 2006
Assets (primarily real estate)	$8,243,272	$6,785,186
Liabilities (primarily mortgage notes payable)	(4,435,615)	(3,663,396)

Shareholder’s equity	$3,807,657	$3,121,790

W. P. Carey 6/30/2007 10-Q — 10

Notes to Consolidated Financial Statements

	Six months ended June 30,
	2007	2006
Revenues (primarily rental income and interest income from direct financing leases)	$288,570	$251,242
Expenses (primarily interest on mortgages and depreciation)	(221,596)	(154,250)

Net income	$66,974	$96,992

Our share of net income from equity investments in real estate	$1,968	$1,609

Interests in Joint Venture Properties
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies in which our ownership interests are 50% or less and we exercise significant influence, and (ii) as tenants-in-common subject to common control. The underlying investments are generally owned with affiliates.
Our ownership interests in our equity investments in real estate and their respective carrying values are presented below:

	Ownership	Carrying Value
Principal Tenant	Interest	June 30, 2007	December 31, 2006
Carrefour France, S.A. (1)	49.63%	$23,644	$21,741
Medica — France, S.A. (1)	35%	9,149	9,040
Hologic, Inc.	36%	4,595	4,620
Federal Express Corporation	40%	4,146	4,690
Consolidated Systems, Inc.	60%	3,487	3,505
Hellweg Die Profi-Baumarkte GmBH & Co. KG (1) (2)	5%	1,952	—
Childtime Childcare, Inc.	33.93%	1,716	1,725
Information Resources, Inc.	33.33%	1,525	1,509
The Retail Distribution Group	40%	1,446	596
Sicor, Inc. (3)	50%	(5,712)	11,330

		$45,948	$58,756

(1)	Amounts shown are based on the exchange rate of the Euro as of June 30, 2007 and December 31, 2006, respectively.

(2)	We acquired our interest in this investment in April 2007.

(3)	In June 2007, this venture completed the refinancing of a limited recourse mortgage of $2,483 for $35,350 based on the appraised value of the underlying real estate of the venture and distributed the proceeds to the venture partners.
Combined summarized financial information of our equity investments in real estate (for the entire entities, not our proportionate share) is presented below:

	June 30, 2007	December 31, 2006
Assets (primarily real estate)	$748,334	$407,145
Liabilities (primarily mortgage notes payable)	(598,066)	(273,798)

Partners’ and members’ equity	$150,268	$133,347

	Six months ended June 30,
	2007	2006
Revenues (primarily rental incomxe and interest income from direct financing leases)	$30,157	$18,005
Expenses, net (primarily interest on mortgages and depreciation)	(21,366)	(13,639)

Net income	$8,791	$4,366

Our share of net income from equity investments in real estate	$2,399	$1,185

Note 6. Assets Held for Sale and Discontinued Operations
Tenants from time to time may vacate space due to lease buy-outs, elections not to renew, company insolvencies or lease rejections in the bankruptcy process. In such cases, we assess whether the highest value is obtained from re-leasing or selling the property. In addition, in certain cases, we may elect to sell a property that is occupied if it is considered advantageous to do so. When it is determined that the probable outcome will be a sale, the asset is reclassified as an asset held for sale.

W. P. Carey 6/30/2007 10-Q — 11

Notes to Consolidated Financial Statements
Discontinued Operations
During the six months ended June 30, 2007, we completed the sale of two domestic properties for $6,014, net of selling costs and, in addition, received lease termination proceeds of $1,905. Impairment charges totaling $2,507 were recognized in prior periods to write down the value of one of these properties to its estimated net sales proceeds. In connection with these sales, we recorded a net gain of $962, exclusive of impairment charges recognized in prior periods.
During the six months ended June 30, 2006, we incurred impairment charges of $3,357 to write down the value of certain properties to their estimated fair value.
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations, impairment charges and gain or loss on sale of real estate for properties held for sale are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues (primarily rental revenues and other operating income)	2,006	452	2,250	1,186
Expenses (primarily depreciation and property expenses)	(216)	(1,105)	(608)	(2,373)
Gain on sales of real estate, net	962	—	962	—
Impairment charges on assets held for sale	—	—	—	(3,357)

Income (loss) from discontinued operations	2,752	(653)	2,604	(4,544)

Note 7. Intangibles
In connection with our acquisition of properties, we have recorded net lease intangibles of $36,330. These intangibles are being amortized over periods generally ranging from 19 months to 31 years. Amortization of below-market and above-market rent intangibles are recorded as an adjustment to revenue.
Intangibles are summarized as follows:

	June 30, 2007	December 31, 2006
Amortized Intangibles:
Management contracts	$32,765	$32,765
Less: accumulated amortization	(19,329)	(17,943)

	$13,436	$14,822

Lease Intangibles:
In-place lease	$18,602	$18,345
Tenant relationship	10,030	8,783
Above-market rent	9,707	9,707
Less: accumulated amortization	(15,634)	(11,890)

	$22,705	$24,945

Below-market rent	$(2,009)	$(2,009)
Less: accumulated amortization	379	325

	$(1,630)	$(1,684)

Unamortized Goodwill and Indefinite-Lived Intangible Assets:
Goodwill	$63,607	$63,607
Trade name	3,975	3,975

	$67,582	$67,582

Net amortization of intangibles was $2,620 and $2,393 for the three months ended June 30, 2007 and 2006, respectively and $5,076 and $4,805 for the six months ended June 30, 2007 and 2006, respectively.
Based on the intangible assets as of June 30, 2007, annual net amortization of intangibles for each of the next five years is as follows: 2007 — $8,873; 2008 — $7,245; 2009 — $6,639; 2010 — $5,716, 2011 — $2,696 and 2012 — $1,989.

W. P. Carey 6/30/2007 10-Q — 12

Notes to Consolidated Financial Statements
Note 8. Unsecured Credit Facility
In June 2007, we entered into an unsecured credit facility for a $250,000 revolving line of credit to replace our previous $175,000 line of credit that was due to expire in July 2007. The credit facility, which matures in June 2011, can be increased up to $300,000 upon satisfaction of certain conditions and carries a one-year extension option subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.125% of the total commitments under the facility at that time.
The credit facility has an annual interest rate of either (i) LIBOR plus a spread which ranges from 75 to 120 basis points depending on our leverage or (ii) the greater of the lender’s prime rate and the Federal Funds Effective Rate plus 50 basis points. At June 30, 2007, the average interest rate on advances on the credit facility was 6.125%. In addition, we pay an annual fee ranging between 12.5 and 20 basis points of the unused portion of the credit facility, depending on our leverage ratio. Based on our leverage at June 30, 2007, we pay interest at LIBOR plus 75 basis points and pay 12.5 basis points on the unused portion of the credit facility.
The credit facility has financial covenants that among other things require us to maintain a minimum equity value and meet or exceed certain operating and coverage ratios. As of June 30, 2007, we had drawn down $28,000 under this facility, which was used to repay our previous credit facility.
Note 9. Commitments and Contingencies
As of June 30, 2007, we were not involved in any material litigation.
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

W. P. Carey 6/30/2007 10-Q — 13

Notes to Consolidated Financial Statements
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
In October 2006, a revised complaint was filed in the Los Angeles Superior Court in an action that had named a wholly-owned indirect subsidiary, and other unrelated parties, in a state court action by a private plaintiff alleging various claims under the California False Claims Act that focus on alleged conduct by the Los Angeles Unified School District in connection with its direct application and invoicing for school development and construction funding for a new high school, for which our subsidiary acted as the development manager. We and another of our subsidiaries were named for the first time in the revised complaint, by virtue of an alleged relationship to the subsidiary that was a party to the development agreement, but were not served. In February 2007, the judge dismissed the action against our wholly-owned indirect subsidiary, as well as other defendants, following various substantive and procedural motions. However, the plaintiff has filed a notice of appeal and may still seek to serve us and our other subsidiary in this action. Although no assurance can be given that the dismissal will be sustained if appealed, or that the claims alleged by plaintiff against us and our subsidiaries, if proven, would not have a material effect on us, we believe, based on the information currently available to us, that we and our subsidiaries have meritorious defenses to such claims.
We have provided indemnification in connection with divestitures. These indemnities address a variety of matters including environmental liabilities. Our maximum obligations under such indemnification cannot be reasonably estimated. We are not aware of any claims or other information that would give rise to material payments under such indemnifications.
Note 10. Risk Management and Use of Derivative Financial Instruments
Risk Management
In the normal course of our on-going business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of the properties and related loans we hold due to changes in interest rates or other market factors. In addition, we transact business in Europe and are also subject to the risks associated with changing foreign exchange rates. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the local currency but remain subject to such movements to the extent of any difference.

W. P. Carey 6/30/2007 10-Q — 14

Notes to Consolidated Financial Statements
We do not generally use derivative financial instruments to manage foreign currency rate risk exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes.
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
The majority of our directly owned real estate properties and related loans are located in the United States, with Texas (14%) and California (12%) representing the only significant geographic concentration (greater than 10% of current annualized lease revenue). Our directly owned real estate properties in France accounted for 10% of current annualized lease revenue. No individual tenant accounted for more than 10% of current annualized lease revenue. Our directly owned real estate properties contain significant concentrations in the following asset types as of June 30, 2007: industrial (38%), office (37%) and warehouse/distribution (14%) and the following tenant industries as of June 30, 2007: telecommunications (14%) and business and commercial services (14%).
Note 11. Members’ Equity and Stock Based and Other Compensation
Stock Based Compensation
Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement 123(R), “Share-Based Payment” using the modified prospective application method and therefore have not restated prior periods’ results. The total compensation expense (net of forfeitures) for these plans was $1,405 and $920 for the three months ended June 30, 2007 and 2006, respectively, and $2,328 and $1,639 for the six months ended June 30, 2007 and 2006, respectively. The tax benefit recognized in the three months ended June 30, 2007 and 2006 related to stock-based compensation plans totaled $630 and $407, respectively, and $1,041 and $725 for the six months ended June 30, 2007 and 2006, respectively.
We have several stock-based compensation plans including the 1997 Share Incentive Plan, Non-Employee Directors’ Plan, Employee Share Purchase Plan, Carey Management Warrants, Partnership Equity Plan Unit, Profit-Sharing Plan and WPCI Stock Option Plan. There have been no significant changes to the terms and conditions of any of these plans during 2007.
In January 1998, the predecessor of Carey Management was granted warrants to purchase 2,284,800 shares of our common stock exercisable at $21 per share and 725,930 shares exercisable at $23 per share as compensation for investment banking services in connection with structuring the consolidation of the CPA® Partnerships. During the six months ended June 30, 2007, warrants totaling 1,500,000 were exercised at $21 per share in a cashless exercise for which 567,164 shares were issued.
Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income — basic	$42,030	$17,304	$52,830	$28,369
Income effect of dilutive securities, net of taxes	1,885	—	1,985	—

Net income — diluted	$43,915	$17,304	$54,815	$28,369

Weighted average shares outstanding — basic	38,308,202	37,876,079	38,120,532	37,802,340
Effect of dilutive securities	1,696,177	1,470,458	1,773,880	992,574

Weighted average shares outstanding — diluted	40,004,379	39,346,537	39,894,412	38,794,914

Securities included in our diluted earnings per share determination consist of stock options and warrants and restricted stock. Securities totaling 454,073 shares for the six months ended June 30, 2006 were excluded from the earnings per share computations above as their effect would have been anti-dilutive. There were no such anti-dilutive securities for the three and six months ended June 30, 2007 and the three months ended June 30, 2006. Certain securities of our subsidiary WPCI are held by employees who have rights to exchange such WPCI securities for our securities, generally beginning in 2012. The calculation of the dilutive effective of such rights is based on a periodic valuation of WPCI that is performed by a third party and includes various assumptions, as well as on our

W. P. Carey 6/30/2007 10-Q — 15

Notes to Consolidated Financial Statements
current common stock price. Actual dilution will be dependent on the valuation of WPCI and on our common stock price at the time the rights are exercised. This valuation may differ from, as well as be based on different assumptions than, the current valuation.
Share Repurchase Program
In June 2007, our board of directors approved a $20,000 share repurchase program. Under this program, we may repurchase up to $20,000 of our common stock in the open market through December 31, 2007 as conditions warrant. Through June 30, 2007, we repurchased shares totaling $2,038 under this program.
Note 12. Income Taxes
We have elected to be treated as a partnership for U.S. Federal income tax purposes and conduct our real estate ownership operations through partnership or limited liability companies electing to be treated as partnerships for U.S Federal income tax purposes. As partnerships, we and our partnership subsidiaries are generally not directly subject to tax. We conduct our investment management services through wholly owned taxable corporations. These operations are subject to federal, state, local and foreign taxes as applicable. We conduct business in the United States and Europe, and as a result, we or one or more of our subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and certain foreign jurisdictions. With few exceptions, we are no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations for years before 2003.
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
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, we have approximately $488 of accrued interest and penalties related to uncertain tax positions. The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.
Included in income taxes in the consolidated balance sheets as of June 30, 2007 and December 31, 2006 are accrued income taxes totaling $3,048 and $21,935, respectively, and deferred income taxes totaling $61,696 and $41,527, respectively.
Note 13. Segment Reporting
We evaluate our results from operations by our two major business segments as follows:
Investment Management
This business segment includes investment management services performed for the CPA® REITs pursuant to advisory agreements. This business line also includes interest on deferred revenue and earnings from unconsolidated investments in the CPA® REITs accounted for under the equity method, which were received in lieu of cash for certain payments due under the advisory agreements. In connection with maintaining our status as a publicly traded partnership, this business segment is carried out largely by corporate subsidiaries that are subject to federal, state, local and foreign taxes as applicable. Our financial statements are prepared on a consolidated basis including these taxable operations and include a provision for current and deferred taxes on these operations.
Real Estate Ownership
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

W. P. Carey 6/30/2007 10-Q — 16

Notes to Consolidated Financial Statements
A summary of comparative results of these business segments is as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Investment Management
Revenues	$86,896	$37,108	$109,988	$64,360
Operating expenses	(25,476)	(29,703)	(40,112)	(43,774)
Other, net (1)	1,056	1,973	3,127	3,053
Provision for income taxes	(30,376)	(3,896)	(36,514)	(10,428)

Income from continuing operations	$32,100	$5,482	$36,489	$13,211

Real Estate Ownership (2)
Revenues	$23,239	$20,434	$46,045	$40,944
Operating expenses	(11,168)	(8,880)	(23,132)	(18,170)
Interest expense	(5,669)	(4,541)	(10,532)	(8,929)
Other, net (1)	1,544	5,564	2,364	6,149
Provision for income taxes	(768)	(102)	(1,008)	(292)

Income from continuing operations	$7,178	$12,475	$13,737	$19,702

Total Company
Revenues	$110,135	$57,542	$156,033	$105,304
Operating expenses	(36,644)	(38,583)	(63,244)	(61,944)
Interest expense	(5,669)	(4,541)	(10,532)	(8,929)
Other, net (1)	2,600	7,537	5,491	9,202
Provision for income taxes	(31,144)	(3,998)	(37,522)	(10,720)

Income from continuing operations	$39,278	$17,957	$50,226	$32,913

	Equity Investments in Real Estate as of		Total Long-Lived Assets (3) as of		Total Assets as of
	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006
Investment Management	$137,278	$107,391	$151,629	$122,828	$310,555	$299,036
Real Estate Ownership	45,948	58,756	779,158	765,777	813,162	793,974

Total Company	$183,226	$166,147	$930,787	$888,605	$1,123,717	$1,093,010

(1)	Includes interest income, income from equity investments in real estate, minority interest and gains and losses on sales and foreign currency transactions.

(2)	Includes investments in France and Germany that accounted for lease revenues (rental income and interest income from direct financing leases) of $2,230 and $2,057 for the three months ended June 30, 2007 and 2006, respectively, and $4,331 and $4,044 for the six months ended June 30, 2007 and 2006, respectively, and income from equity investments in real estate of $943 and $229 for the three months ended June 30, 2007 and 2006, respectively, and $1,192 and $431 for the six months ended June 30, 2007 and 2006, respectively. These investments also accounted for long-lived assets as of June 30, 2007 and December 31, 2006 of $95,410 and $90,888, respectively.

(3)	Includes real estate, net investment in direct financing leases, equity investments in real estate, operating real estate and intangible assets related to management contracts.
Note 14. Subsequent Event
In July 2007, we entered into an agreement to sell two domestic properties for approximately $17,575, net of estimated selling costs. If the sale is consummated, we expect to recognize a gain of approximately $1,690. The sale is subject to customary due diligence requirements and there is no guarantee that the sale will be completed in accordance with the above terms or at all.

W. P. Carey 6/30/2007 10-Q — 17

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands, except share and per share amounts)
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto as of June 30, 2007.
Executive Overview
Business Overview
We are a publicly traded limited liability company. Our stock is listed on the New York Stock Exchange. We operate in two operating segments, investment management and real estate ownership. Within our investment management segment, we are currently the advisor to the following affiliated publicly-owned, non-traded real estate investment trusts: Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 15 Incorporated (“CPA®:15”) and Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global”) and served in this capacity for Corporate Property Associates 12 Incorporated (“CPA®:12”) until its merger with CPA®:14 in December 2006 (collectively, the “CPA® REITs”). Under the advisory agreements with the CPA® REITs, we perform services related to the day-to-day management of the CPA® REITs and transaction-related services. As of June 30, 2007, we own and manage over 850 commercial properties domestically and internationally including our own portfolio, which is comprised of our full or partial ownership interest in 181 commercial properties net leased to 109 tenants and totaling approximately 18 million square feet (on a pro rata basis) with an occupancy rate of 96.2%. We also own 13 domestic self-storage properties totaling approximately 0.9 million square feet.
Our primary business segments are:
Investment Management — We provide services to the CPA® REITs in connection with structuring and negotiating investment and debt placement transactions (structuring revenue) and provide on-going management of the portfolio (asset-based management and performance revenue). Asset-based management and performance revenues for the CPA® REITs are determined based on real estate related assets under management. As funds available to the CPA® REITs are invested, the asset base for which we earn revenue increases. We may elect to receive fees in cash or restricted shares of the CPA® REITs. We may also earn incentive and disposition revenue and receive termination payments in connection with providing liquidity alternatives to CPA® REIT shareholders.
Real Estate Ownership — We invest in commercial properties that are then leased to companies domestically and internationally, primarily on a triple net leased basis. We currently have investments in the United States and Europe. We also invest in domestic self-storage real estate properties.
Current Developments and Trends
Current developments include:
Managed Portfolio Update:
CPA®:16 – Global Performance Criterion — In June 2007, CPA®:16 – Global met its performance criterion (a non-compounded cumulative distribution return of 6% per annum), as defined in its advisory agreement, and as a result, we recognized previously deferred revenue totaling $45,919 (consisting of asset management revenue of $11,945, structuring revenue of $31,674 and interest income on the previously deferred structuring revenue of $2,300). In addition, as a result of CPA®:16 – Global meeting its performance criterion, we recognized and paid to certain employees incentive and commission compensation of $6,191 and interest thereon of $434 that had previously been deferred.
The deferred asset-based revenue of $11,945 was paid in July 2007 by CPA®:16 – Global in the form of 1,194,549 shares of CPA®:16 – Global’s restricted common stock while the deferred structuring revenue of $31,674 and interest thereon of $2,300 are payable in cash beginning in January 2008. CPA®:16 – Global will pay the deferred structuring revenue in three annual installments of $28,259 in January 2008 (including the accrued interest), $4,663 in January 2009 and $1,052 in January 2010. Interest will accrue on amounts outstanding at the rate of 5% per annum.
Acquisition Activity — We earn revenue from the acquisition and disposition of properties on behalf of the CPA® REITs. During the three months ended June 30, 2007, we structured investments totaling approximately $493,000 on behalf of the CPA® REITs, a significant portion of which relates to an investment in Germany totaling approximately $429,590. Approximately 95% of these investments were for international transactions.

W. P. Carey 6/30/2007 10-Q — 18

Company and Owned Portfolio Update:
Share Repurchase Program — In June 2007, our board of directors approved a $20,000 share repurchase program. Under this program, we may repurchase up to $20,000 of our common stock in the open market through December 31, 2007 as conditions warrant. Through June 30, 2007 we repurchased shares totaling $2,038 under this program.
Corporate Restructuring — In May 2007, our board of directors approved a plan to transfer our real estate assets into a wholly owned REIT subsidiary. We currently expect this restructuring to be completed by the end of 2007.
Credit Facility — In June 2007, we entered into an unsecured credit facility for a $250,000 revolving line of credit to replace our previous $175,000 line of credit that was due to expire in July 2007. The credit facility, which matures in June 2011, can be increased to up to $300,000 upon satisfaction of certain conditions. As of June 30, 2007, we had drawn down $28,000 under this facility, which was used to repay our previous credit facility (see Financial Condition below).
Financing Activity — In June 2007, a venture in which we and an affiliate each hold 50% interests completed the refinancing of a limited recourse mortgage of $2,483 for $35,350 and distributed the proceeds to the venture partners. The new limited recourse mortgage financing carries a fixed annual interest rate of 6.2% versus 8.125% for the prior financing. The new financing matures in July 2017.
Acquisition Activity — During the three months ended June 30, 2007, we obtained a 5% interest in a venture, the remaining interests in which are held by our affiliated CPA® REITs, which made a loan (the “note receivable”) to the holder of a 75.26% interest in a limited partnership owning 37 properties throughout Germany at a total cost of $335,981. In connection with this transaction, the venture obtained limited recourse financing of $284,932 having a fixed rate of 5.49% per annum and a term of 10 years. All amounts are based on the exchange rate of the Euro at the date of acquisition (see Aggregate Contractual Agreements below).
In addition, during the three months ended June 30, 2007, our subsidiary Carey Storage acquired two domestic self-storage properties totaling $9,000. These acquisitions were funded in part through borrowings totaling $4,930 under Carey Storage’s secured credit facility (see Financial Condition below).
Disposition Activity — During the three months ended June 30, 2007, we completed the sale of two domestic vacant properties for $6,014, net of selling costs and, in addition, received lease termination proceeds of $1,905. In connection with these sales, we recorded a net gain of $962, exclusive of impairment charges of $2,507 recognized in prior periods.
Quarterly Distribution — In June 2007, our board of directors approved and increased the 2007 second quarter distribution to $0.467 per share payable in July 2007 to shareholders of record as of June 29, 2007.
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
Senior Management — As previously reported in a Report on Form 8K dated June 14, 2007, Thomas Ridings, an executive director, was appointed chief accounting officer. Mr. Ridings succeeds Claude Fernandez, who resigned from his position as chief accounting officer in June. Mr. Fernandez will continue in his capacity as managing director.
Directors — Effective April 2007, Trevor Bond was appointed to our board of directors and serves as an independent director. In June 2007, Robert E. Mittelstaedt, Jr. was elected to our board of directors and serves as an independent director.
The following development occurred subsequent to our second quarter:
Disposition Activity — In July 2007, we entered into an agreement to sell two domestic properties for approximately $17,575, net of estimated selling costs. If the sale is consummated, we expect to recognize a gain of approximately $1,690. The sale is subject to customary due diligence requirements and there is no guarantee that the sale will be completed in accordance with the above terms or at all.

W. P. Carey 6/30/2007 10-Q — 19

Current trends include:
We continue to see intense competition in both the domestic and international markets for triple net leased properties, as capital continues to flow into real estate, in general, and triple net leased real estate, in particular. We believe that relatively low long-term interest rates by historical standards have created greater investor demand for yield-based investments, such as triple net leased real estate, thus creating increased capital flows and a more competitive investment environment. We currently expect these trends to continue in 2007 but believe that we have competitive strengths that will enable us to continue to find attractive investment opportunities, both domestically and internationally. In addition to our competitive strengths, we currently believe that several factors may also provide us with continued investment opportunities. These factors include significant merger and acquisition activity, which may provide additional sale-leaseback opportunities as a source of funding, a continued desire of corporations to divest themselves of real estate holdings and increasing opportunities for sale-leaseback transactions in the international market, which continues to make up a large portion of our investment opportunities.
For the six months ended June 30, 2007, international investments accounted for 71% of total investments made on behalf of the CPA® REITs. For the year ended December 31, 2006, international investments accounted for 48% of total investments. We currently expect international commercial real estate to continue to comprise a significant portion of the investments we make on behalf of the CPA® REITs, although the percentage of international investments in any given period may vary substantially.
Commercial real estate values have risen significantly in recent years. We benefit from increases in the valuations of the CPA® REIT portfolios through our ownership of shares in the CPA® REITs and increased management fees. To the extent that disposing of properties fits with our strategic plans, we may look to take advantage of the increase in real estate prices by selectively disposing of properties in our owned portfolio.
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
We have seen a shift in the capital markets during the second quarter. Spreads on corporate obligations and mortgages have widened, in part, based upon investor concerns about credit quality and potential defaults. We have experienced some widening on the mortgage spreads on our limited recourse borrowings which we utilize for our investing activity. Furthermore, a decrease in credit availability might increase the default rates that we experience with our tenants. On the other hand, we believe that we may find more attractive investment opportunities at potentially wider spreads during a time of stricter credit. In addition, we utilize moderate leverage and do not believe the current environment will materially impact our ability to borrow, at favorable rates, on a limited recourse basis.
Companies in automotive related industries (manufacturing, parts, services, etc.) continue to experience a challenging environment, which has resulted in several companies filing for bankruptcy protection in recent years. We currently have several automotive industry related tenants in the portfolios we manage, including our own portfolio. Some of these tenants have filed voluntary petitions of bankruptcy. As of June 30, 2007, tenants in the automotive industry in our portfolio and the portfolios we manage represented less than 1% and 5% of the asset carrying value of total real estate assets, respectively. If conditions in this industry worsen, additional tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our asset management revenue. Despite these conditions, we continue to evaluate opportunities in these industries as we believe there still may be attractive investment opportunities.
How Management Evaluates Results of Operations
Management evaluates our results of operations with a primary focus on increasing and enhancing the value, quality and amount of assets under management by our investment management segment and seeking to increase value in our real estate ownership. Management focuses its efforts on improving underperforming assets through re-leasing efforts, including negotiation of lease renewals, or selectively selling such assets in order to increase value in our real estate portfolio. The ability to increase assets under management by structuring investments on behalf of the CPA® REITs is affected, among other things, by the CPA® REITs’ ability to raise capital and our ability to identify appropriate investments.
Management’s evaluation of operating results includes our ability to generate necessary cash flow in order to fund distributions to our shareholders. As a result, management’s assessment of operating results gives less emphasis to the effects of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flows, and to other non-cash

W. P. Carey 6/30/2007 10-Q — 20

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
Management considers cash flows from operations, cash flows from investing activities and cash flows from financing activities to be important measures in the evaluation of our results of operations, liquidity and capital resources. Cash flows from operations are sourced primarily by revenues earned from structuring investments and providing asset-based management services on behalf of the CPA® REITs we manage and long-term lease contracts from our real estate ownership. Management’s evaluation of the amount and expected fluctuation of cash flows from operations is essential in evaluating our ability to fund operating expenses, service debt and fund distributions to shareholders.
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
Results of Operations
We evaluate our results of operations by our two major business segments — investment management and real estate ownership. A summary of comparative results of these business segments is as follows:
Investment Management

	Three months ended June 30,			Six months ended June 30,
	2007	2006	Change	2007	2006	Change
Revenues
Asset management revenue	$30,204	$14,752	$15,452	$45,238	$29,114	$16,124
Structuring revenue	53,448	2,462	50,986	58,031	12,354	45,677
Reimbursed costs from affiliates	3,244	19,894	(16,650)	6,719	22,892	(16,173)

	86,896	37,108	49,788	109,988	64,360	45,628

Operating Expenses
General and administrative	(21,191)	(8,344)	(12,847)	(31,306)	(17,962)	(13,344)
Reimbursable costs	(3,244)	(19,894)	16,650	(6,719)	(22,892)	16,173
Depreciation and amortization	(1,041)	(1,465)	424	(2,087)	(2,920)	833

	(25,476)	(29,703)	4,227	(40,112)	(43,774)	3,662

Other Income and Expenses
Other interest income	3,360	596	2,764	3,887	1,138	2,749
Income from equity investments in real estate	491	625	(134)	1,968	1,609	359
Minority interest in (income) loss	(2,783)	729	(3,512)	(2,716)	283	(2,999)
(Loss) gain on foreign currency transactions and other gains, net	(12)	23	(35)	(12)	23	(35)

	1,056	1,973	(917)	3,127	3,053	74

Income from continuing operations before income taxes	62,476	9,378	53,098	73,003	23,639	49,364
Provision for income taxes	(30,376)	(3,896)	(26,480)	(36,514)	(10,428)	(26,086)

Net income from investment management	$32,100	$5,482	$26,618	$36,489	$13,211	$23,278

W. P. Carey 6/30/2007 10-Q — 21

Asset Management Revenue
We earn asset management revenue (asset-based management and performance revenue) from the CPA® REITs based on assets under management. As funds available to the CPA® REITs are invested, the asset base for which we earn revenue increases. The asset management revenue that we earn may increase or decrease depending upon (i) increases in the CPA® REIT asset bases as a result of new investments; (ii) decreases in the CPA® REIT asset bases resulting from sales of investments; or (iii) increases or decreases in the asset valuations of CPA® REIT funds (which are not recorded for financial reporting purposes). The availability of funds for new investments is substantially dependent on our ability to raise funds for investment by the CPA® REITs.
For the three and six months ended June 30, 2007 versus the comparable 2006 periods, asset management revenue increased $15,452 and $16,124, respectively, primarily due to the recognition of $11,945 of previously deferred asset management revenue from CPA®:16 – Global during the second quarter of 2007 following the achievement of its performance criterion, and $2,186 of performance revenue that was earned in the current quarter. A portion of the asset management revenue we earn from the CPA® REITs is based on each CPA® REIT meeting specific performance criteria and is earned only if the criteria are achieved. Because CPA®:16 – Global had not achieved its performance criterion at June 30, 2006, no performance revenue was recognized from CPA®:16 – Global for the three and six months ended June 30, 2006. The increase is also attributable to a net increase in our assets under management as a result of recent investment activity of the CPA® REITs and increases in the annual asset valuations of CPA®:14 and CPA®:15, which were performed as of December 31, 2006.
These increases were partially offset by a reduction in revenue resulting from our acquisition of properties from CPA®:12 (the “CPA®:12 Acquisition”) for $126,006 and the sale of properties by CPA®:12 to third parties prior to its merger with CPA®:14 (the “CPA®:12/14 Merger”) in December 2006. While we expect an overall increase in asset management revenue during 2007 as a result of CPA®:16 – Global meeting its performance criterion, recent investment activity and expected activity during the remainder of 2007, the CPA®:12 Acquisition will have a negative impact on asset management revenue of approximately $1,300 during 2007.
Structuring Revenue
Structuring revenue includes current and deferred acquisition revenue from structuring investments and financing on behalf of the CPA® REITs. Investment activity is subject to significant period-to-period variation.
For the three and six months ended June 30, 2007 and 2006 versus the comparable 2006 periods, structuring revenue increased $50,986 and $45,677, respectively, primarily due to the recognition of $35,210 of structuring revenue from CPA®:16 – Global during the second quarter of 2007 following the achievement of its performance criterion, $31,674 of which had been previously deferred. The increase in structuring revenue is also attributable to an increase in investment volume. We structured investments totaling $493,000 and $660,000, respectively, for the three and six months ended June 30, 2007 as compared with $83,000 and $338,000, respectively, for the comparable prior year periods.
As discussed above, a portion of the CPA® REIT structuring revenue is based on each CPA® REIT meeting specific performance criteria and is earned only if the criteria are achieved. Because CPA®:16 – Global had not achieved its performance criterion as of June 30, 2006, no deferred structuring revenue was recognized from CPA®:16 – Global for the three and six months ended June 30, 2006.
Reimbursed and Reimbursable Costs
Reimbursed costs from affiliates (revenue) and reimbursable costs (expenses) represent costs incurred by us on behalf of the CPA® REITs, primarily broker-dealer commissions and marketing and personnel costs, which are reimbursed by the CPA® REITs. Revenue from reimbursed costs from affiliates is offset by corresponding charges to reimbursable costs and therefore has no impact on net income.
For the three and six months ended June 30, 2007 versus the comparable 2006 periods, reimbursed and reimbursable costs decreased $16,650 and $16,173, respectively, primarily due to a decrease in broker-dealer commissions and marketing costs related to CPA®:16 – Global’s second public offering, which commenced in March 2006 and was completed in December 2006.
General and Administrative
For the three months ended June 30, 2007 and 2006, general and administrative expenses increased by $12,847, primarily due to increases in compensation related costs. Compensation related costs increased by $11,589 primarily due to CPA®:16 – Global achieving its performance criterion in June 2007 as well as an increase in investment volume. As a result of CPA®:16 – Global achieving its performance criterion, we recognized $6,625 of previously deferred compensation costs in the second quarter of 2007. We also recognized compensation related to current quarter acquisitions, which totaled $493,000 while in the second quarter of 2006, investments totaled $83,000, and a significant portion of the compensation relating to those investments was deferred as CPA®:16 – Global had not yet met its performance criterion.
For the six months ended June 30, 2007 and 2006, general and administrative expenses increased by $13,344, primarily due to the same factors as described above. Compensation related costs increased by $11,232, primarily due to the recognition of $6,625 of previously deferred compensation costs in connection with CPA®:16 – Global achieving its performance criterion and an increase in

W. P. Carey 6/30/2007 10-Q — 22

investment volume. Year-to date investments totaled $660,000 compared to $338,000 for the comparable prior year period. In addition, general and administrative expenses also increased $1,348 as a result of increases in professional fees including costs incurred in studying various corporate restructuring alternatives and other legal and consulting fees.
Depreciation and Amortization
For the three and six months ended June 30, 2007 versus the comparable 2006 periods, depreciation and amortization expense decreased by $424 and $833, respectively. The decrease is primarily due to accelerated amortization on intangible assets related to a management contract with CPA®:12 that was terminated as a result of the CPA®:12/14 Merger in December 2006.
Other Interest Income
For the three and six months ended June 30, 2007 versus the comparable 2006 periods, other interest income increased by $2,764 and $2,749, respectively, primarily due to the recognition of $2,725 of interest income on deferred structuring revenue from CPA®:16 – Global during the second quarter of 2007 following CPA®:16 – Global’s achievement of its performance criterion, $2,300 of which had been previously deferred.
Minority Interest in (Income) Loss
For the three and six months ended June 30, 2007, we recognized minority interest in income of $2,783 and $2,716, respectively, as compared to minority interest in losses of $729 and $283 for the three and six months ended June 30, 2006, respectively. Two employees own a minority interest in our subsidiary W. P. Carey International LLC that had a significant increase in net income as a result of the recognition of previously deferred asset management and structuring revenue from CPA®:16 – Global following CPA®:16 – Global’s achievement of its performance criterion in June 2007, as well as an increase in investment volume.
Provision for Income Taxes
For the three and six months ended June 30, 2007 versus the comparable 2006 periods, our provision for income taxes increased $26,480 and $26,086, respectively, primarily as a result of revenue recognized in connection with CPA®:16 – Global achieving its performance criterion in June 2007. The effective tax rate for the second quarter of 2007 and 2006 was 48.6% and 41.5%, respectively. The year-to-date effective tax rate for 2007 and 2006 was 50% and 44.1%, respectively. The effective tax rate increased in both periods because performance and asset management revenues in respect of CPA®:12’s assets that had been paid directly to us were, subsequent to the acquisition of those assets by CPA®:14 in the CPA®:12/14 Merger, paid to a taxable, wholly owned subsidiary which is the advisor to CPA®:14. In addition, investment management income presented above excludes income that has been eliminated in consolidation but is subject to taxation. The adoption of FIN 48 did not have a material impact on our income tax provision during the first quarter of 2007 (Note 12).
Net Income from Investment Management
For the three and six months ended June 30, 2007 versus the comparable 2006 periods, net income from investment management increased by $26,618 and $23,278, respectively, primarily due to increases in revenue attributable to CPA®:16 – Global achieving its performance criterion and increases in investment volume and assets under management. As a result of CPA®:16 – Global achieving its performance criterion, we recognized $45,919 in previously deferred revenue in June 2007. These increases were partially offset by increases in our provision for income taxes as a result of the revenue increase and increases in general and administrative expenses. General and administrative expenses increased primarily due to the recognition of deferred compensation totaling $6,625 in connection with CPA®:16 – Global achieving its performance criterion and in connection with significant increases in investment volume. These variances are described above.

W. P. Carey 6/30/2007 10-Q — 23

Real Estate Ownership

	Three months ended June 30,			Six months ended June 30,
	2007	2006	Change	2007	2006	Change
Revenues
Lease revenues	$19,998	$18,285	$1,713	$39,630	$36,412	$3,218
Other real estate income	3,241	2,149	1,092	6,415	4,532	1,883

	23,239	20,434	2,805	46,045	40,944	5,101

Operating Expenses
General and administrative	(2,065)	(1,527)	(538)	(4,187)	(3,067)	(1,120)
Depreciation and amortization	(5,909)	(4,542)	(1,367)	(11,807)	(9,057)	(2,750)
Property expenses	(1,893)	(1,345)	(548)	(3,313)	(3,013)	(300)
Other real estate expenses	(1,301)	(1,466)	165	(3,825)	(3,033)	(792)

	(11,168)	(8,880)	(2,288)	(23,132)	(18,170)	(4,962)

Other Income and Expenses
Other interest income	283	215	68	354	400	(46)
Income from equity investments in real estate	1,438	619	819	2,399	1,185	1,214
Minority interest in income	(358)	(475)	117	(756)	(891)	135
Gain on sale of securities, foreign currency transactions and other gains, net	181	5,205	(5,024)	367	5,455	(5,088)
Interest expense	(5,669)	(4,541)	(1,128)	(10,532)	(8,929)	(1,603)

	(4,125)	1,023	(5,148)	(8,168)	(2,780)	(5,388)

Income from continuing operations before income taxes	7,946	12,577	(4,631)	14,745	19,994	(5,249)
Provision for income taxes	(768)	(102)	(666)	(1,008)	(292)	(716)

Income from continuing operations	7,178	12,475	(5,297)	13,737	19,702	(5,965)
Income (loss) from discontinued operations	2,752	(653)	3,405	2,604	(4,544)	7,148

Net income from real estate ownership	$9,930	$11,822	$(1,892)	$16,341	$15,158	$1,183

Our real estate ownership consists of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the six months ended June 30, 2007 and 2006 is as follows:

	Six months ended June 30,
	2007	2006
Rental income	$33,505	$29,564
Interest income from direct financing leases	6,125	6,848

	$39,630	$36,412

W. P. Carey 6/30/2007 10-Q — 24

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	Six months ended June 30,
	2007	2006
Bouygues Telecom, S.A. (a) (b) (c)	$2,682	$2,343
CheckFree Holdings Corporation Inc. (b)	2,353	2,302
Detroit Diesel Corporation	2,317	2,317
Dr Pepper Bottling Company of Texas	2,237	2,203
Orbital Sciences Corporation	1,511	1,511
Titan Corporation	1,456	1,449
America West Holdings Corp.	1,419	1,419
AutoZone, Inc.	1,192	1,154
Quebecor Printing, Inc.	970	970
Sybron Dental Specialties Inc.	885	885
Lucent Technologies, Inc. (d)	878	759
Unisource Worldwide, Inc.	844	848
Werner Corporation (e)	813	—
BE Aerospace, Inc.	786	790
CSS Industries, Inc.	785	785
Career Education Corporation (f)	751	—
Eagle Hardware & Garden, Inc., a wholly-owned subsidiary of Lowe’s Companies Inc.	742	733
Sprint Spectrum, L.P.	712	712
EnviroWorks, Inc.	675	651
PPD Development, Inc. (f)	659	—
Swat-Fame, Inc.	646	621
AT&T Corporation	630	630
Omnicom Group Inc. (g)	626	570
United States Postal Service	617	617
BellSouth Telecommunications, Inc.	612	612
Other (a) (b) (f)	11,832	11,531

	$39,630	$36,412

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	Lease revenues applicable to minority interests in the consolidated amounts above total $2,050 and $1,990 for the six months ended June 30, 2007 and 2006, respectively.

(c)	Increase is due to INSEE-based rent increase in 2007.

(d)	Increase is due to above-market lease intangible becoming fully amortized during 2007.

(e)	New tenant at existing property.

(f)	Includes the CPA®:12 real estate interests acquired in December 2006.

(g)	Increase is due to CPI rent increase in 2006.

W. P. Carey 6/30/2007 10-Q — 25

We recognize income from equity investments in real estate of which lease revenues are a significant component. Net lease revenues from these ventures (for the entire venture, not our proportionate share) are as follows:

	Ownership	Six months ended June 30,
	Interest	2007	2006
Carrefour France, S.A. (a) (b)	49.63%	$9,243	$7,972
Hellweg Die Profi-Baumarkte GmBH & Co. KG (a) (c)	5%	6,336	—
Federal Express Corporation	40%	3,433	3,396
Medica — France, S.A. (a) (d)	35%	2,995	—
Information Resources, Inc.	33.33%	2,486	2,486
Sicor, Inc.	50%	1,671	1,671
Hologic, Inc.	36%	1,578	1,578
Consolidated Systems, Inc. (e)	60%	911	—
Childtime Childcare, Inc.	33.93%	644	646
The Retail Distribution Group (d)	40%	404	—

		$29,701	$17,749

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	We increased our interest in this property to 49.6% in December 2006 as a result of the CPA®:12 Acquisition.

(c)	Represents interest income from our interest in a note receivable that we acquired in 2007 (See Current Trends and Developments above).

(d)	Includes the CPA®:12 real estate interests acquired in December 2006.

(e)	We acquired our interest in this property in 2006.
Lease Revenues
For the three months ended June 30, 2007 and 2006, lease revenues (rental income and interest income from direct financing leases) increased by $1,713 primarily due to lease revenues earned on properties acquired in the CPA®:12 Acquisition in December 2006, which contributed $1,181, and rent increases and rent from new tenants at existing properties, which contributed $650 of the increase. These increases were partially offset by the impact of lease expirations during 2007 and 2006.
For the six months ended June 30, 2007 and 2006, lease revenues increased by $3,218 primarily due to the same factors described above. Lease revenues earned on properties acquired in the CPA®:12 Acquisition contributed $2,370 of the increase, while rent increases and rent from new tenants at existing properties contributed an additional $1,587 of the increase. These increases were partially offset by the impact of lease expirations during 2007 and 2006.
Our net leases generally have rent increases based on formulas indexed to increases in the CPI or other indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future.
Other Real Estate Income
Other real estate income generally consists of revenue from Carey Storage, a subsidiary that invests in domestic self-storage properties and Livho, a subsidiary that operates a Radisson hotel franchise in Livonia, Michigan. Other real estate income also includes lease termination payments and other non-rent related revenues from real estate ownership including, but not limited to, settlements of claims against former lessees. We receive settlements in the ordinary course of business; however, the timing and amount of settlements cannot always be estimated.
For the three and six months ended June 30, 2007 versus the comparable 2006 periods, other real estate income increased by $1,092 and $1,883, respectively, primarily from the results of operations from Carey Storage which commenced operations in December 2006 and contributed increases of $1,476 and $2,567, respectively. Other real estate income also increased for each comparable period as a result of increases in reimbursable tenant costs, which are recorded as both revenue and expense and therefore have no impact on net income. These increases were partially offset by a reduction in income from Livho, whose operations have been impacted by the commencement of renovation work at the hotel in late 2006.
General and Administrative
For the three and six months ended June 30, 2007 versus the comparable 2006 periods, general and administrative expenses increased by $538 and $1,120, respectively, primarily due to increases in compensation related costs and professional fees. Professional fees include auditing and consulting services associated with our real estate ownership as well as investor related services.

W. P. Carey 6/30/2007 10-Q — 26

Depreciation and Amortization
For the three months ended June 30, 2007 and 2006, depreciation and amortization expense increased by $1,367, primarily from recent investment activity, including the CPA®:12 Acquisition in December 2006 and our recent self-storage acquisitions.
For the six months ended June 30, 2007 and 2006, depreciation and amortization expense increased by $2,750 primarily due to recent investment activity which contributed $1,914 of the increase as well as the acceleration of depreciation on certain Livho assets.
Property Expenses
For the three and six months ended June 30, 2007 versus the comparable 2006 periods, property expenses increased by $548 and $300, respectively, primarily due to an increase in reimbursable tenant costs and other property related expenses in connection with our recent investment activity. Actual recoveries of reimbursable tenant costs are recorded as both revenue and expense and therefore have no impact on net income.
Other Real Estate Expenses
For the three months ended June 30, 2007 and 2006, other real estate expenses decreased $165, primarily due to a reduction in operating expenses incurred by our Livho subsidiary, whose operations have been impacted by renovation work at its hotel facility. This decrease was partially offset by operating expenses of our self-storage properties, which we began acquiring in December 2006.
For the six months ended June 30, 2007 and 2006, other real estate expenses increased $792, primarily due to operating expenses of our self-storage properties as described above. This increase was partially offset by reductions in operating expenses of our Livho subsidiary as described above.
Income from Equity Investments in Real Estate
For the three and six months ended June 30, 2007 versus the comparable 2006 periods, income from equity investments in real estate increased by $819 and $1,214, respectively, primarily due to recent investment activity, including the impact of the CPA®:12 Acquisition.
Gain on Sale of Securities, Foreign Currency Transactions and Other Gains, Net
For the three and six months ended June 30, 2007 versus the comparable 2006 periods, gain on sale of securities, foreign currency transactions and other gains, net decreased by $5,024 and $5,088, respectively. The decrease is primarily due to the recognition in May 2006 of a gain of $4,800 from the sale of our common stock holdings of Meristar Hospitality Corp. Impairment charges totaling $11,345 were recognized in prior periods to write down the value of this investment to its estimated fair value.
Interest Expense
For the three and six months ended June 30, 2007 versus the comparable 2006 periods, interest expense increased $1,128 and $1,603, respectively, primarily due to additional borrowings under our credit facilities which were used for investments and other recurring operating activities as well as the impact of new mortgage financing obtained in 2007 and 2006, including the mortgage obligations assumed in connection with the CPA®:12 Acquisition in December 2006.
Income from Continuing Operations
For the three months ended June 30, 2007 and 2006, income from continuing operations decreased $5,297. This decrease primarily relates to the recognition in the second quarter of 2006 of a $4,800 gain on sale of our common stock holdings of Meristar Hospitality Corp. In addition, interest expense increased $1,128 primarily due to increases in the amounts outstanding under our credit facilities. Property level operating results, which benefited from recent acquisitions including the CPA®:12 Acquisition and self-storage properties as well as rent increases at existing properties, partially offset these reductions to income from continuing operations. These variances are described above.
For the six months ended June 30, 2007 and 2006, income from continuing operations decreased $5,965 primarily due to the same factors described above. Interest expense increased $1,603 over the comparable 2006 period. In addition, depreciation expense increased as a result of accelerated depreciation on certain Livho assets. These variances are described above.
Discontinued Operations
For the three and six months ended June 30, 2007, we earned income from the operations of discontinued properties of $2,752 and $2,604, respectively, which is primarily comprised of lease termination revenue of $1,905 and a net gain of $962 from the sale of two domestic properties during the second quarter of 2007.

W. P. Carey 6/30/2007 10-Q — 27

For the three months ended June 30, 2006, we incurred a loss from the operations of discontinued properties of $653. For the six months ended June 30, 2006, we incurred a loss from discontinued operations of $4,544 primarily due to the recognition of impairment charges totaling $3,357.
Financial Condition
Uses of Cash during the Period
There has been no material change in our financial condition since December 31, 2006. Cash and cash equivalents totaled $19,050 as of June 30, 2007, a decrease of $3,058 from the December 31, 2006 balance. We believe that we will generate sufficient cash from operations and, if necessary, from the proceeds of limited recourse mortgage loans, unused capacity on our credit facility, unsecured indebtedness and the issuance of additional equity securities to meet our short-term and long-term liquidity needs. We assess our ability to access capital on an ongoing basis. Our use of cash during the period is described below.
Operating Activities — During the six months ended June 30, 2007, a significant portion of our cash flows from operations were used to pay taxes totaling approximately $21,000 on revenue earned in the fourth quarter of 2006 in connection with the CPA®:12/14 Merger and deferred compensation totaling $6,625 in connection with CPA®:16 – Global achieving its performance criterion in June 2007. Existing cash resources and borrowings under our unsecured credit facility were used along with our cash flows from operations to fund distributions to shareholders of $35,202. Operating cash flow fluctuates on a quarterly basis due to factors that include the timing of the receipt of transaction-related revenue, the timing of certain compensation costs and tax payments and receipt of the annual installment of deferred acquisition revenue and interest thereon in the first quarter.
During the six months ended June 30, 2007, we received revenue of $13,510 from providing asset-based management services on behalf of the CPA® REITs, exclusive of that portion of such revenue being satisfied by the CPA® REITs through the issuance of their restricted common stock rather than paying cash (see below). We also received revenue of $16,182 in connection with structuring investments on behalf of the CPA® REITs. In January 2007, we received an annual installment of deferred acquisition revenue from CPA®:14 and CPA®:15 totaling $16,701, including interest.
In June 2007, CPA®:16 – Global met its cumulative performance criterion and as a result we recognized previously deferred asset-based and structuring revenue totaling $45,919. CPA®:16 – Global paid us deferred asset-based revenue of $11,945 in July 2007 in the form of 1,194,549 shares of CPA®:16 – Global’s restricted common stock. CPA®:16 – Global will pay the deferred structuring revenue in three annual installments of $28,259 in January 2008 (including accrued interest), $4,663 in January 2009 and $1,052 in January 2010.
For 2007, we have elected to continue to receive all performance revenue from the CPA® REITs as well as the asset management revenue payable by CPA®:16 – Global in restricted shares rather than cash. We expect that the election to receive restricted shares will continue to have a negative impact on cash flows during 2007, as this election is annual.
During the six months ended June 30, 2007, our real estate ownership provided cash flows (contractual lease revenues, net of property-level debt service) of approximately $25,423. During this period, the properties we acquired from CPA®:12 generated lease revenue and cash flow, inclusive of minority interest, of approximately $2,370 and $1,987, respectively, and equity income of $971. This additional cash flow was partially offset by lower asset management revenue of approximately $650 as a result of CPA®:12 selling several properties to us and third parties in connection with the CPA®:12/14 Merger.
Investing Activities — Our investing activities are generally comprised of real estate transactions (purchases and sales) and capitalized property related costs. During the six months ended June 30, 2007, we used $40,381 to make investments including acquiring several domestic self-storage properties and an equity investment. We also used $7,361 to make capital improvements to existing properties. During the six months ended June 30, 2007, cash inflows included distributions from equity investments in real estate in excess of equity income of $21,716 and net proceeds of $6,014 from the sale of two vacant domestic properties. Distributions from equity investments in real estate are primarily comprised of our share of the proceeds from a limited recourse mortgage obtained by a venture in which we have a 50% interest and distributions from the CPA® REITs. We received distributions from the CPA® REITs totaling $3,809 as a result of our ownership of shares in the CPA® REITs, with $1,841 included in cash flows from investing activities, representing an amount in excess of the income recognized on the CPA® REIT investments for financial reporting purposes.
Financing Activities — During the six months ended June 30, 2007, we paid distributions to shareholders of $35,202 and made scheduled mortgage principal payments totaling $7,719. We incurred gross borrowings of $93,000 and $20,080 on our unsecured and secured credit facilities, respectively, and obtained $5,537 of mortgage financing, which were used for several purposes in the normal course of business, including the acquisition of several self-storage properties. During this period, we made repayments of $67,000 on our unsecured facility which has increased overall by $26,000 since December 31, 2006. Included in the gross borrowings and

W. P. Carey 6/30/2007 10-Q — 28

repayments above is $28,000 borrowed under our new $250,000 unsecured credit facility which was used to repay our previous credit facility. In connection with our current share repurchase program, we repurchased shares totaling $2,038.
Summary of Financing
The table below summarizes our mortgage notes payable and credit facilities as of June 30, 2007 and 2006, respectively.

	June 30,
	2007	2006
Balance:
Fixed rate	$202,386	$202,488
Variable rate (1)	119,858	53,424

	$322,244	$255,912

Percent of total debt:
Fixed rate	63%	79%
Variable rate (1)	37%	21%

	100%	100%

Weighted average interest rate at end of period:
Fixed rate	6.44%	6.54%
Variable rate (1)	4.87%	4.90%

(1)	Included in variable rate debt as of June 30, 2007 is (i) $35,581 outstanding under our secured credit facility, (ii) $28,000 outstanding under our unsecured credit facility, and (iii) $56,277 in mortgage obligations which are currently fixed rate but which have interest rate reset features which may change the interest rates to then prevailing market fixed rates at certain points in their term.
Cash Resources
At June 30, 2007, our cash resources consisted of the following:
–	Cash and cash equivalents totaling $19,050, of which $5,722 was held in foreign bank accounts to maintain local capital requirements;

–	Unsecured credit facility with unused capacity of up to $222,000, which may also be used to loan funds to our affiliates;

–	Secured credit facility with unused capacity of up to $69,419, available to a wholly owned subsidiary to finance self-storage acquisitions; and

–	We can also borrow against our currently unleveraged properties which have a carrying value of $278,455, subject to meeting certain financial ratios on our unsecured credit facility.
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

	June 30, 2007		December 31, 2006
	Outstanding	Maximum	Outstanding	Maximum
	Balance	Available	Balance	Available
Unsecured credit facility	$28,000	$250,000	$2,000	$175,000
Secured credit facility	35,581	105,000	15,501	105,000

	$63,581	$355,000	$17,501	$280,000

Unsecured credit facility
In June 2007, we entered into an unsecured credit facility for a $250,000 revolving line of credit to replace our previous $175,000 line of credit that was due to expire in July 2007. The credit facility, which matures in June 2011, can be increased up to $300,000 upon satisfaction of certain conditions and carries a one-year extension option subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.125% of the total commitments under the facility at that time.

W. P. Carey 6/30/2007 10-Q — 29

The credit facility has an annual interest rate of either (i) LIBOR plus a spread which ranges from 75 to 120 basis points depending on our leverage or (ii) the greater of the lender’s prime rate and the Federal Funds Effective Rate plus 50 basis points. In addition, we pay an annual fee ranging between 12.5 and 20 basis points of the unused portion of the credit facility, depending on our leverage ratio. Based on our leverage at June 30, 2007, we pay interest at LIBOR plus 75 basis points and pay 12.5 basis points on the unused portion of the credit facility. The credit facility has financial covenants that among other things require us to maintain a minimum equity value and meet or exceed certain operating and coverage ratios. We are in compliance with these covenants as of June 30, 2007.
Secured credit facility
The secured credit facility matures in December 2008 and is collateralized by any self-storage real estate assets acquired by Carey Storage with proceeds from the facility. Advances from this facility bear interest at an annual fixed interest rate of 7.6% for the first month of borrowing and at an annual variable interest rate equal to the one-month LIBOR plus a spread which ranges from 175 to 235 basis points thereafter depending on the aggregate debt yield for the collateralized asset pool. Advances can be prepaid at any time, however advances prepaid prior to March 8, 2008 are subject to a prepayment penalty of 1.25% of the principal amount of the loan being prepaid. This facility has financial covenants requiring Carey Storage, among other things, to meet or exceed certain operating and coverage ratios. Carey Storage is in compliance with these covenants as of June 30, 2007.
Cash Requirements
During the next twelve months, cash requirements will include paying distributions to shareholders, scheduled mortgage principal payments, including mortgage balloon payments totaling $15,541 of which $6,041 is due in August 2007 and $9,500 is due in December 2007 and making distributions to minority partners, as well as other normal recurring operating expenses. We may also seek to use our cash to invest in new properties and maintain cash balances sufficient to meet working capital needs. We may issue additional shares in connection with investments when it is consistent with the objectives of the seller.
We have budgeted capital expenditures of $10,348 at various properties during the next twelve months. The capital expenditures will primarily be for tenant and property improvements in order to enhance a property’s cash flow or marketability for re-leasing or sale.
We expect to meet our capital requirements to fund future investments, any capital expenditures on existing properties and scheduled debt maturities on limited recourse mortgages through use of our cash reserves or unused amounts on our credit facilities.
Aggregate Contractual Agreements
The table below summarizes our contractual obligations as of June 30, 2007 and the effect that these obligations are expected to have on our liquidity and cash flow in future periods.

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Mortgage notes payable — Principal	$258,663	$26,022	$61,181	$38,451	$133,009
Mortgage notes payable — Interest (1)	76,495	14,833	24,203	16,947	20,512
Unsecured credit facility — Principal	28,000	—	—	28,000	—
Unsecured credit facility — Interest (1)	6,855	1,715	3,430	1,710	—
Secured credit facility — Principal	35,581	—	35,581	—	—
Secured credit facility — Interest (1)	3,881	2,693	1,188	—	—
Deferred acquisition compensation due to affiliates — Principal	137	137	—	—	—
Deferred acquisition compensation due to affiliates — Interest	8	8	—	—	—
Operating leases (2)	26,321	2,689	5,417	5,649	12,566
Property improvements (3)	10,348	10,348	—	—	—
Other commitments (4)	600	600	—	—	—

	$446,889	$59,045	$131,000	$90,757	$166,087

(1)	Interest on variable rate debt obligations was calculated using the variable interest rate and balance outstanding as of June 30, 2007.

(2)	Operating lease obligations consist primarily of the total minimum rents payable on the lease for our principal offices. We are reimbursed by affiliates for their share of the future minimum rents under an office cost-sharing agreement. These amounts are allocated among the entities based on gross revenues and are adjusted quarterly.

(3)	Represents remaining commitments to fund certain property improvements.

(4)	Represents a commitment to contribute capital to an investment in India.
Amounts related to our foreign operations are based on the exchange rate of the Euro at June 30, 2007.

W. P. Carey 6/30/2007 10-Q — 30

We have employment contracts with certain senior executives. These contracts provide for severance payments in the event of termination under certain conditions including a change of control.
As of June 30, 2007, we have no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
We have investments in unconsolidated joint ventures that own single-tenant properties net leased to corporations. All of the underlying investments are owned with affiliates. Summarized financial information for these ventures (for the entire venture, not our proportionate share) at June 30, 2007 is presented below:

	Ownership		Total Third Party
Principal Tenant	Interest	Total Assets	Debt	Maturity Date
The Retail Distribution Group	40%	$11,847	$5,567	9/2009
Federal Express Corporation	40%	51,707	41,710	1/2011
Information Resources, Inc.	33.33%	50,729	23,128	1/2011
Childtime Childcare, Inc.	33.93%	10,543	6,757	1/2011
Carrefour France, S.A. (1)	49.63%	165,127	120,863	12/2014
Consolidated Systems, Inc.	60%	18,312	11,917	11/2016
Hellweg Die Profi-Baumarkte GmBH & Co. KG (1)(2)	5%	338,026	287,643	4/2017
Sicor, Inc. (3)	50%	17,309	35,350	7/2017
Medica — France, S.A. (1)	35%	55,478	41,848	10/2017
Hologic, Inc.	36%	29,256	16,448	5/2023

		$748,334	$591,231

(1)	Amounts shown are based on the exchange rate of the Euro at June 30, 2007.

(2)	In April 2007, we acquired a 5% interest in a venture, the remaining interests in which are held by our affiliated CPA® REITs, which made a loan (the “note receivable”) to the holder of a 75.26% interest in a limited partnership (the “partner”) owning 37 properties throughout Germany at a total cost of $335,981. In connection with this transaction, the venture obtained limited recourse financing of $284,932 having a fixed rate of 5.49% per annum and a term of 10 years. All amounts are based on the exchange rate of the Euro at the date of acquisition. Under the terms of the note receivable, the venture will receive an interest that approximates 75.26% of all income earned by the limited partnership, less adjustments.

In connection with this transaction, a second venture, which is wholly owned by our affiliated CPA® REITs, (the “property venture”) acquired the remaining 24.74% interest in the limited partnership. The property venture agreed to an option agreement which gives the property venture the right to purchase, from the partner, the remaining 75% interest in the limited partnership no later than December 2010 at a price which will equal the principal amount of the note receivable at the time of purchase. As a result of this purchase, our share of the note receivable would be repaid to us and we would not have a continuing interest in the limited partnership. The property venture has also agreed to a second assignable option agreement to acquire the remaining 0.26% interest in the limited partnership by December 2012. If the property venture does not exercise its option agreements, the partner has option agreements to put its remaining interests in the limited partnership to the property venture during 2014 at a price which will equal the principal amount of the note receivable at the time of purchase.

(3)	In June 2007, this venture completed the refinancing of a limited recourse mortgage of $2,483 for $35,350 based on the appraised value of the underlying real estate of the venture and distributed the proceeds to the venture partners.

W. P. Carey 6/30/2007 10-Q — 31

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(in thousands)
Market Risks
Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. In pursuing our business plan, the primary risks to which we are exposed are interest rate risk and foreign currency exchange risk.
We do not generally use derivative financial instruments to manage foreign currency exchange risk exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes. We account for our derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended.
Interest Rate Risk
The value of our real estate and related fixed debt obligations is subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled.
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
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate mortgage loans and may enter into interest rate swap agreements with lenders, which effectively convert the variable rate debt service obligations of the loan to a fixed rate. Our objective in using derivatives is to limit our exposure to interest rate movements. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period. The notional amount on which the swaps are based is not exchanged. Interest rate swaps may be designated as cash flow hedges, with changes in fair value included as a component of other comprehensive income in shareholders’ equity, or as fair value hedges, with changes in fair value reflected in earnings.
At June 30, 2007, a significant portion of our long-term debt either bears interest at fixed rates or is at a fixed rate that converts to variable rates during the term. The fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of our debt obligations and the related weighted-average interest rates by expected maturity dates for our fixed rate debt. The annual interest rates on our fixed rate debt at June 30, 2007 ranged from 4.87% to 8.8%. The annual interest rates on our variable rate debt at June 30, 2007 ranged from 3.86% to 6.61%. Both our secured and unsecured lines of credit bear interest at variable rates based on LIBOR plus a spread, which can range from 75 to 235 basis points.

	2007	2008	2009	2010	2011	Thereafter	Total	Fair value
Fixed rate debt	$19,172	$7,777	$34,794	$12,555	$25,711	$102,377	$202,386	$197,644
Weighted average interest rate	7.84%	7.03%	7.23%	7.19%	7.32%	5.55%
Variable rate debt	$1,491	$43,901	$3,564	$3,662	$31,821	$35,419	$119,858	$119,858
A change in interest rates of 1% would increase or decrease the combined fair value of our fixed rate debt by an aggregate of $6,950. Annual interest expense on our variable rate debt that does not currently bear interest at fixed rates would increase or decrease by $636 for each 1% change in annual interest rates. As more fully described in Summary of Financing above, a significant portion of the debt classified as variable rate debt in the tables above currently bears interest at fixed rates but has interest rate reset features which may change the interest rates to variable rates at certain points in their term. Such debt is generally not subject to short-term fluctuations in interest rates.

W. P. Carey 6/30/2007 10-Q — 32

Foreign Currency Exchange Rate Risk
We have foreign operations and transact business in Europe and as a result are subject to risk from the effects of exchange rate movements of the Euro, which may affect future costs and cash flows. We manage foreign exchange movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the local currency. For the Euro we are a net receiver of the foreign currency (we receive more cash than we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the Euro. Net realized foreign currency translation gains were $18 and $17 for the three months ended June 30, 2007 and 2006, respectively and $44 and $101 for the six months ended June 30, 2007 and 2006, respectively. Net unrealized foreign currency translation gains were $170 and $400 for the three months ended June 30, 2007 and 2006, respectively and $330 and $553 for the six months ended June 30, 2007 and 2006, respectively. Such gains are included in the consolidated financial statements and are primarily due to changes in the Euro on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
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
Our management, with the participation of our chief executive officer and acting chief financial officer, has conducted a review of our disclosure controls and procedures as of June 30, 2007. Based upon this review, our chief executive officer and acting chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2007 at a reasonable level of assurance and procedures to ensure that the information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

W. P. Carey 6/30/2007 10-Q — 33

PART II
Item 1. — Legal Proceedings
Refer to Note 9, Commitments and Contingencies, of the consolidated financial statements for information regarding legal proceedings.
Item 1A. — Risk Factors
The risk factors described in our annual report on Form 10-K for the year ended December 31, 2006 are updated as follows:
Proposed legislation may prevent us from qualifying for treatment as a partnership for U.S. federal income tax purposes, which may significantly increase our tax liability and may affect the market value of our shares.
Members of the United States Congress have introduced legislation that would, if enacted, preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules. If this or any similar legislation or regulation were to be enacted and to apply to us, we would incur a material increase in our tax liability and the market value of our shares could decline materially.
On June 14, 2007, the Chairman and the Ranking Republican Member of the Unites States Senate Committee on Finance introduced legislation that would tax as corporations publicly traded partnerships that directly or indirectly derive any amount of income from investment advisor or related asset management services. As explained in the technical explanation accompanying the proposed legislation:
Under the bill, the exception from corporate treatment for a publicly traded partnership does not apply to any partnership that, directly or indirectly, has any item of income or gain (including capital gains or dividends), the rights to which are derived from services provided by any person as an investment advisor, as defined in the Investment Advisers Act of 1940, or as a person associated with an investment advisor, as defined in that Act. Further, the exception from corporate treatment does not apply to a partnership that, directly or indirectly, has any item of income or gain (including capital gains or dividends), the rights to which are derived from asset management services provided by an investment advisor, a person associated with an investment advisor, or any person related to either, in connection with the management of assets with respect to which investment advisor services were provided. For purposes of the bill, these determinations are made without regard to whether the person is required to register as an investment advisor under the Investment Advisers Act of 1940.
While we are not required to register as an investment advisor under the Investment Advisers Act of 1940, and currently pay income taxes at corporate rates on a substantial portion of our investment advisory income, certain of our income or gains could, in the absence of any de minimis or threshold provisions in the proposed legislation, subject us to taxation as a corporation under that legislation. If enacted, the proposed legislation would be effective as of the date it was introduced. However, under a transition rule contained in the proposed legislation, it would only begin to apply to us with respect to our taxable year beginning January 1, 2013. A version of this legislation subsequently introduced by Congressman Welch of Vermont would eliminate this transition period and make the legislation effective as of June 20, 2007. If either of the proposed bills survived the legislative and executive process in its proposed form or a substantially similar form and were enacted into law, we would incur a material increase in our tax liability when such legislation begins to apply to us. If we were taxed as a corporation, our effective tax rate could increase significantly. The federal statutory rate for corporations is currently 35%, and the state and local tax rates, net of the federal benefit, aggregate approximately 6%. If a variation of this proposed legislation or any other change in the tax laws, rules, regulations or interpretations preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules, our tax liability would be materially increased and the value of our shares could decline materially.

W. P. Carey 6/30/2007 10-Q — 34

Item 2. — Unregistered Sales Of Equity Securities And Use Of Proceeds
Issuer Purchases of Equity Securities

Maximum number (or
			Total number of shares	approximate dollar value) of
			purchased as part of	shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2007 Period	shares purchased(1)	paid per share	plans or programs (1)	plans or programs (1)
April	—	$—	—	$—
May	—	—	—	—
June	66,800	$30.51	66,800	$17,962

Total	66,800

(1)	In June 2007, our board of directors approved a share repurchase program that gives us authorization to repurchase up to $20,000 of our common stock in the open market through December 31, 2007.
Item 4. — Submission of Matters to a Vote of Security Holders
An annual shareholders’ meeting was held on June 14, 2007, at which time a vote was taken to elect our directors through the solicitation of proxies. The following directors were elected for a one-year term:

Name of Director	Total Shares Voting	Shares Voting For	Shares Withheld
Wm. Polk Carey	31,577,424	31,323,381	254,043
Gordon F. DuGan	31,577,424	31,332,952	244,472
Francis J. Carey	31,577,424	31,378,020	199,404
Trevor P. Bond	31,577,424	31,397,779	179,645
Nathaniel S. Coolidge	31,577,424	31,325,453	251,971
Eberhard Faber, IV	31,577,424	31,313,228	264,196
Benjamin H. Griswold, IV	31,577,424	31,388,304	189,120
Dr. Lawrence R. Klein	31,577,424	31,369,420	208,004
Robert E. Mittelstaedt, Jr.	31,577,424	31,397,008	180,416
Charles E. Parente	31,577,424	31,213,095	364,329
George E. Stoddard	31,577,424	31,351,288	226,136
Dr. Karsten von Köller	31,577,424	31,400,118	177,306
Reginald Winssinger	31,577,424	31,400,025	177,399
The shareholders elected to amend and extend the 1997 Non-Employee Director’s Incentive Plan that was due to expire in October 2007.

Shares Voting For	29,694,713
Shares Voting Against	1,159,663
Shares Abstaining	723,048
Item 6. — Exhibits

Exhibit No.	Description	Method of Filing
10.1	Credit Agreement	Filed herewith

10.2	1997 Non-Employee Directors’ Incentive Plan (Amended and restated as of April 23, 2007)	Exhibit A to Schedule 14A dated April 30, 2007

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Chief Executive Officer and Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

W. P. Carey 6/30/2007 10-Q — 35

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey & Co. LLC
Date 8/2/2007	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and acting Chief Financial Officer (acting Principal Financial Officer)

Date 8/2/2007	By:	/s/ Thomas Ridings
Thomas Ridings
Executive Director and Chief Accounting Officer (Principal Accounting Officer)

W. P. Carey 6/30/2007 10-Q — 36