Form 10-Q
period 2007-09-30
CAREY W P & CO LLC
filed 2007-11-09
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Registrant has 38,453,988 Listed Shares, no par value, outstanding at November 2, 2007.

*	The summarized consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of such financial statements have been included.
Forward Looking Statements
This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan” or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, those described in Item 1A — Risk Factors of our annual report on Form 10-K for the year ended December 31, 2006 as updated herein. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved. Additionally, a description of our critical accounting estimates is included in the management’s discussion and analysis section in our annual report on Form 10-K for the year ended December 31, 2006. There has been no significant change in our critical accounting estimates.
As used in this quarterly report on Form 10-Q, the terms “we,” “us” and “our” include W. P. Carey & Co. LLC, its consolidated subsidiaries and predecessors, unless otherwise indicated.
W. P. Carey 9/30/2007 10-Q — 1

W. P. CAREY & CO. LLC
PART I
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	September 30, 2007	December 31, 2006
		(NOTE)
Assets
Real estate, net	$524,333	$540,504
Net investment in direct financing leases	107,371	108,581
Equity investments in real estate and CPA® REITs	202,458	166,147
Operating real estate, net	75,399	33,606
Assets held for sale	4,366	1,269
Cash and cash equivalents	17,068	22,108
Due from affiliates	84,671	88,884
Intangible assets and goodwill, net	101,723	107,349
Other assets, net	32,899	24,562

Total assets	$1,150,288	$1,093,010

Liabilities and Members’ Equity
Liabilities:
Limited recourse mortgage notes payable	$254,114	$261,152
Secured credit facility	35,581	15,501
Unsecured credit facility	58,700	2,000
Deferred revenue	—	40,490
Accounts payable, accrued expenses and other liabilities	61,539	53,174
Income taxes, net	71,897	63,462
Distributions payable	18,176	17,481

Total liabilities	500,007	453,260

Minority interest in consolidated entities	7,580	7,765

Commitments and contingencies (Note 9)
Members’ equity:
Listed shares, no par value, 100,000,000 shares authorized; 38,583,229 and 38,262,157 shares issued and outstanding, respectively	734,518	745,969
Dividends in excess of accumulated earnings	(93,842)	(114,008)
Accumulated other comprehensive income	2,025	24

Total members’ equity	642,701	631,985

Total liabilities and members’ equity	$1,150,288	$1,093,010

Note: The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date.
The accompanying notes are an integral part of these consolidated financial statements.
W. P. Carey 9/30/2007 10-Q — 2

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues
Asset management revenue	$18,648	$14,364	$63,886	$43,478
Structuring revenue	9,778	3,434	67,809	15,788
Reimbursed costs from affiliates	3,422	13,762	10,141	36,654
Lease revenues	19,845	18,191	59,112	54,157
Other real estate income	4,159	2,514	10,574	7,046

	55,852	52,265	211,522	157,123

Operating Expenses
General and administrative	(12,345)	(8,800)	(47,838)	(29,829)
Reimbursable costs	(3,422)	(13,762)	(10,141)	(36,654)
Depreciation and amortization	(6,246)	(5,912)	(20,035)	(17,784)
Property expenses	(2,725)	(2,333)	(6,038)	(5,346)
Other real estate expenses	(2,255)	(1,381)	(6,080)	(4,414)

	(26,993)	(32,188)	(90,132)	(94,027)

Other Income and Expenses
Other interest income	1,287	831	5,528	2,369
Income from equity investments in real estate and CPA® REITs	8,945	2,932	13,312	5,726
Minority interest in (income) loss	(555)	40	(4,027)	(568)
Gain on sale of securities, foreign currency transactions and other, net	1,029	245	1,384	5,723
Interest expense	(5,618)	(4,395)	(16,150)	(13,324)

	5,088	(347)	47	(74)

Income from continuing operations before income taxes	33,947	19,730	121,437	63,022
Provision for income taxes	(11,519)	(5,580)	(49,041)	(16,300)

Income from continuing operations	22,428	14,150	72,396	46,722

Discontinued Operations
Income (loss) from operations of discontinued properties	298	340	2,198	(506)
(Loss) gain on sale of real estate, net	—	(185)	962	(185)
Impairment charges on assets held for sale	(2,317)	—	(2,317)	(3,357)

(Loss) income from discontinued operations	(2,019)	155	843	(4,048)

Net Income	$20,409	$14,305	$73,239	$42,674

Basic Earnings (Loss) Per Share
Income from continuing operations	$0.58	$0.38	$1.90	$1.24
(Loss) income from discontinued operations	(0.05)	—	0.02	(0.11)

Net income	$0.53	$0.38	$1.92	$1.13

Diluted Earnings (Loss) Per Share
Income from continuing operations	$0.58	$0.37	$1.88	$1.20
(Loss) income from discontinued operations	(0.05)	—	0.02	(0.10)

Net income	$0.53	$0.37	$1.90	$1.10

Weighted Average Shares Outstanding
Basic	38,298,979	38,034,590	38,117,280	37,880,778

Diluted	39,601,853	39,303,948	39,718,522	39,215,134

Distributions Declared Per Share	$0.472	$0.456	$1.401	$1.362

The accompanying notes are an integral part of these consolidated financial statements.
W. P. Carey 9/30/2007 10-Q — 3

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net Income	$20,409	$14,305	$73,239	$42,674
Other Comprehensive Income
Change in unrealized appreciation on marketable securities	(31)	5	(23)	788
Reversal of unrealized appreciation on sale of marketable securities	—	—	—	(4,746)
Foreign currency translation adjustment	1,507	196	2,024	471

	1,476	201	2,001	(3,487)

Comprehensive Income	$21,885	$14,506	$75,240	$39,187

The accompanying notes are an integral part of these consolidated financial statements.
W. P. Carey 9/30/2007 10-Q — 4

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2007	2006
Cash Flows — Operating Activities
Net income	$73,239	$42,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including intangible assets and deferred financing costs	21,140	19,063
Income from equity investments in real estate in excess of distributions received	(9,269)	(324)
Gain on sale of real estate and investments, net	(962)	(4,615)
Minority interest in income	4,027	568
Straight-line rent adjustments	2,045	2,343
Management income received in shares of affiliates	(43,415)	(23,721)
Unrealized gain on foreign currency transactions, warrants and securities	(1,279)	(781)
Impairment charges	2,317	3,357
Realized gain on foreign currency transactions	(105)	(142)
Stock-based compensation expense	3,795	2,520
Decrease in deferred structuring revenue receivable	16,164	12,543
Increase in structuring revenue receivable	(50,253)	(3,039)
Increase in income taxes, net	8,465	445
Net changes in other operating assets and liabilities	(1,016)	(2,031)

Net cash provided by operating activities	24,893	48,860

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	24,358	4,669
Purchases of real estate and equity investments in real estate	(40,845)	(150)
Capital expenditures	(11,768)	(4,194)
Loan to affiliate	(8,676)	(84,000)
Proceeds from repayment of loan to affiliate	8,676	84,000
Proceeds from sales of property and investments	6,014	32,350
Funds placed in escrow in connection with the sale of property	(3,315)	(9,314)
Payment of deferred acquisition revenue to affiliate	(524)	(524)

Net cash (used in) provided by investing activities	(26,080)	22,837

Cash Flows — Financing Activities
Distributions paid	(53,432)	(51,590)
Contributions from minority interests	1,181	1,646
Distributions to minority interests	(1,295)	(5,415)
Scheduled payments of mortgage principal	(13,854)	(9,191)
Proceeds from mortgages and credit facilities	150,383	83,000
Prepayments of mortgage principal and credit facilities	(70,590)	(92,971)
Release of funds from escrow in connection with the financing of properties	—	4,031
Payment of financing costs	(1,317)	(815)
Proceeds from issuance of shares	4,532	6,251
Excess tax benefits associated with stock-based compensation awards	1,352	193
Repurchase and retirement of shares	(21,104)	(1,935)

Net cash used in financing activities	(4,144)	(66,796)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	291	84

Net (decrease) increase in cash and cash equivalents	(5,040)	4,985
Cash and cash equivalents, beginning of period	22,108	13,014

Cash and cash equivalents, end of period	$17,068	$17,999

The accompanying notes are an integral part of these consolidated financial statements.
W. P. Carey 9/30/2007 10-Q — 5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Note 1. Business
W. P. Carey & Co. LLC is an investment and advisory firm that invests primarily in net leased real estate on a global basis and earns revenue as the advisor to the following publicly registered affiliated real estate investment trusts (“CPA® REITs”) that each make similar investments: Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 15 Incorporated (“CPA®:15”) and Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global”) and served in this capacity for Corporate Property Associates 12 Incorporated (“CPA®:12”) until its merger with CPA®:14 in December 2006. As of September 30, 2007, we own and manage over 850 commercial properties domestically and internationally including our own portfolio, which is comprised of our full or partial ownership interest in 181 commercial properties net leased to 111 tenants and totaling approximately 18 million square feet (on a pro rata basis), with an occupancy rate of 96.6%. We also own 13 domestic self-storage properties totaling approximately 0.9 million square feet.
Primary Business Segments
Investment Management — We provide services to the CPA® REITs in connection with structuring and negotiating investment and debt placement transactions (structuring revenue) and provide on-going management of their portfolios (asset-based management and performance revenues). Asset-based management and performance revenues for the CPA® REITs are determined based on real estate related assets under management. As funds available to the CPA® REITs are invested, the asset base from which we earn revenue increases. We may elect to receive revenue in cash or restricted shares of the CPA® REITs. We may also earn incentive and disposition revenue and receive termination payments in connection with providing liquidity alternatives to CPA® REIT shareholders.
Real Estate Ownership — We own and invest in commercial properties on a global basis that are then leased to companies, primarily on a triple net leased basis. We also invest in other properties on an opportunistic basis.
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
W. P. Carey 9/30/2007 10-Q — 6

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
We formed Corporate Property Associates 17 – Global Incorporated (“CPA®:17”), an affiliated REIT, in February 2007. CPA®:17 is expected to invest in a diversified portfolio of income-producing commercial properties and other real estate related assets, both domestically and outside the United States. A registration statement on Form S-11 was filed with the SEC during February 2007 to raise up to $2,475,000 of common stock of CPA®:17 (including amounts under a dividend reinvestment plan), and was declared effective by the SEC in November 2007. We expect to commence fundraising soon. As of and during the three and nine months ended September 30, 2007, the financial results of CPA®:17, which had no operations during these periods, were included in our consolidated financial statements, as we owned all of CPA®:17’s outstanding common stock.
Out of Period Adjustment
During the third quarter of 2007, we determined that a longer schedule of depreciation/amortization of assets in certain of our equity method investment holdings should appropriately be applied to reflect the lives of the underlying assets rather than the expected holding period of these investments. We concluded that these adjustments are not material to any prior periods’ consolidated financial statements. We also concluded that the cumulative adjustment is not material to the three months ended September 30, 2007, nor is it expected to be material to the year ending December 31, 2007. As such, the cumulative effect was recorded in the consolidated statements of income as a one-time cumulative out of period adjustment in the quarter ended September 30, 2007. The effect of this adjustment was to increase income from continuing operations before income taxes by approximately $5,700 and $4,200 and net income by approximately $4,800 and $3,500 for the three and nine months ended September 30, 2007, respectively. There was no associated net impact on our cash flow from operations for the nine months ended September 30, 2007.
Reclassifications and Revisions
Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. The financial statements included in this Form 10-Q have been retrospectively adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented.
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
Recent Accounting Pronouncements
SFAS 157
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is currently effective for our 2008 fiscal year. We are currently assessing the potential impact the adoption of SFAS 157 will have on our financial position and results of operations.
SFAS 159
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. This statement is currently effective for our 2008 fiscal year. We are currently assessing the potential impact the adoption of SFAS 159 will have on our financial position and results of operations.
W. P. Carey 9/30/2007 10-Q — 7

Notes to Consolidated Financial Statements
SOP 07-1
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. SOP 07-1 was to be effective for our 2008 fiscal year, however, in October 2007 the FASB agreed to propose an indefinite delay of the effective date of SOP 07-1. We are currently assessing the potential impact the adoption of SOP 07-01 will have on our financial position and results of operations.
Note 3. Transactions with Related Parties
Advisory Services
Directly and through a wholly-owned subsidiary, we earn revenue as the advisor (“advisor”) to the CPA® REITs. Under the advisory agreements with the CPA® REITs, we perform various services, including but not limited to the day-to-day management of the CPA® REITs and transaction-related services. We earn asset management revenue totaling 1% per annum of average invested assets, as calculated pursuant to the advisory agreements for each CPA® REIT, of which 1/2 of 1% (“performance revenue”) is contingent upon specific performance criteria for each CPA® REIT. We are also reimbursed for certain costs, primarily broker/dealer commissions paid on behalf of the CPA® REITs and marketing and personnel costs. The advisory agreements allow us to elect to receive restricted stock for any revenue due from each CPA® REIT. For the three months ended September 30, 2007 and 2006, total asset-based revenue earned was $18,648 and $14,364, respectively, while reimbursed costs totaled $3,422 and $13,762, respectively. For the nine months ended September 30, 2007 and 2006, total asset-based revenue earned was $63,886 and $43,478, respectively, while reimbursed costs totaled $10,141 and $36,654, respectively. Asset-based revenue for the nine months ended September 30, 2007 includes amounts recognized in connection with CPA®:16 – Global’s achievement of its performance criterion (as described below). In 2007 and 2006, we elected to receive all performance revenue from the CPA® REITs as well as the asset management revenue payable by CPA®:16 – Global in restricted shares.
In connection with structuring and negotiating investments and related mortgage financing for the CPA® REITs, the advisory agreements provide for structuring revenue based on the cost of investments. Under each of the advisory agreements, we may receive acquisition revenue of up to an average of 4.5% of the total cost of all investments made by each CPA® REIT. A portion of this revenue (generally 2.5%) is paid when the transaction is completed while the remainder (generally 2%) is payable in equal annual installments ranging from three to eight years, subject to the relevant CPA® REIT meeting its performance criterion. Unpaid installments bear interest at annual rates ranging from 5% to 7%. We may be entitled to loan refinancing revenue of up to 1% of the principal amount refinanced in connection with structuring and negotiating investments. This loan refinancing revenue, together with the acquisition revenue, is referred to as structuring revenue. We earned structuring revenue of $9,778 and $3,434 during the three months ended September 30, 2007 and 2006, respectively and $67,809 and $15,788 during the nine months ended September 30, 2007 and 2006, respectively. Structuring revenue for the nine months ended September 30, 2007 includes amounts recognized in connection with CPA®:16 – Global’s achievement of its performance criterion (as described below). In addition, we may also earn revenue related to the disposition of properties, subject to subordination provisions, and will only recognize such revenue as such provisions are achieved.
CPA®:16 – Global Performance Criterion
In June 2007, CPA®:16 – Global met its performance criterion (a non-compounded cumulative distribution return of 6% per annum), as defined in its advisory agreement, and as a result, we recognized previously deferred revenue totaling $45,919 (consisting of asset-based revenue of $11,945, structuring revenue of $31,674 and interest income on the previously deferred structuring revenue of $2,300). In addition, as a result of CPA®:16 – Global meeting its performance criterion, we recognized and paid to certain employees incentive and commission compensation of $6,191 and interest thereon of $434 that had previously been deferred.
The deferred asset-based revenue of $11,945 was paid in July 2007 by CPA®:16 – Global in the form of 1,194,549 shares of CPA®:16 – Global’s restricted common stock while the deferred structuring revenue of $31,674 and interest thereon of $2,300 is payable in cash beginning in January 2008. CPA®:16 – Global will pay the deferred structuring revenue in annual installments of $28,259 in January 2008 (including the accrued interest), $4,663 in January 2009 and $1,052 in January 2010. Interest will accrue on amounts outstanding at the rate of 5% per annum.
W. P. Carey 9/30/2007 10-Q — 8

Notes to Consolidated Financial Statements
Merger of CPA®:12 and CPA®:14
One of our subsidiaries has agreed to indemnify CPA®:14 if CPA®:14 suffers certain losses arising out of a breach by CPA®:12 of its representations and warranties under the merger agreement and having a material adverse effect on CPA®:14 after the CPA®:12 and CPA®:14 merger (the “CPA®:12/14 Merger”), up to the amount of revenue received by our subsidiary in connection with the CPA®:12/14 Merger. We have evaluated the exposure related to this indemnification and have determined the exposure to be minimal.
Other Transactions
We own interests in entities which range from 5% to 95%, with the remaining interests generally held by affiliates, and own common stock in each of the CPA® REITs.
We are the general partner in a limited partnership that leases our home office space and participates in an agreement with certain affiliates, including the CPA® REITs, for the purpose of leasing office space used for the administration of our operations, the operations of our affiliates and for sharing the associated costs. During the three months ended September 30, 2007 and 2006, we recorded income from minority interest partners of $569 and $556, respectively, related to reimbursements from these affiliates. During the nine months ended September 30, 2007 and 2006, we recorded income from minority partners of $1,442 and $1,563, respectively. The average estimated minimum lease payments on the office lease, inclusive of minority interest, as of September 30, 2007 approximates $2,873 annually through 2016.
Included in other liabilities in the consolidated balance sheets at September 30, 2007 and December 31, 2006 are amounts due to affiliates totaling $1,098 and $1,239, respectively, comprised primarily of amounts due in connection with the office sharing agreement and deferred acquisition fees.
One of our directors and officers is the sole shareholder of Livho, Inc. (“Livho”), a subsidiary company. We consolidate the accounts of Livho in our consolidated financial statements in accordance with FIN 46R as it is a VIE of which we are the primary beneficiary.
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
We have the right to loan funds to affiliates under our unsecured credit facility. Such loans generally bear interest at comparable rates to our credit facility. In August 2007, we loaned $8,676 to a venture in which CPA®:15 has an ownership interest, to facilitate the defeasance of a mortgage obligation in connection with the venture’s sale of a property. We recognized interest income of $41 prior to this loan being repaid in September 2007. In June 2006, we loaned $84,000 to CPA®:15 to facilitate the early repayment of a mortgage obligation in connection with their sale of a property. We recognized interest income of $18 prior to this loan being repaid within a few business days.
Note 4. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows:

	September 30, 2007	December 31, 2006
Cost	$614,563	$620,472
Less: Accumulated depreciation	(90,230)	(79,968)

	$524,333	$540,504

W. P. Carey 9/30/2007 10-Q — 9

Notes to Consolidated Financial Statements
Operating real estate, which consists primarily of our self-storage facilities and Livho subsidiary, at cost, is summarized as follows:

	September 30, 2007	December 31, 2006
Cost(1)	$83,228	$41,275
Less: Accumulated depreciation	(7,829)	(7,669)

	$75,399	$33,606

(1)	Includes $5,731 of costs incurred through September 30, 2007 in connection with renovations to the hotel facility at our Livho subsidiary which are scheduled for completion in 2008.
In November 2006, we formed a subsidiary (“Carey Storage”) for the purpose of investing in self-storage real estate properties and their related businesses within the United States. During the nine months ended September 30, 2007, Carey Storage used a portion of the proceeds from our initial contribution and loans along with borrowings totaling $20,080 under its $105,000 credit facility to acquire seven self-storage properties in several states totaling $35,000. Borrowings under the credit facility are fixed at an annual fixed interest rate of 7.6% for the first month of borrowing and at an annual variable interest rate equal to the one-month LIBOR plus a spread which ranges from 175 to 235 basis points thereafter, depending on the aggregate debt yield for the collateralized asset pool. As of September 30, 2007, borrowings under the credit facility bear interest at a variable rate of 7.86% and mature in December 2008. Carey Storage’s results of operations are included in other real estate income and other real estate expenses in the consolidated financial statements.
Note 5. Equity Investments in Real Estate and CPA® REITs
Our equity investments in real estate, which are accounted for under the equity method, are summarized below for our CPA® REITs and interests in joint venture properties. As described in Note 2 we recognized an out of period adjustment in the third quarter of 2007 that impacted our equity investments in real estate and CPA® REITs.
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
Information about our investments in the CPA® REITs is as follows:

	% of Outstanding Shares		Carrying Amount of Investment
Fund	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006
CPA®:14	6.35%	5.65%	$63,417	$53,200
CPA®:15	4.28%	3.53%	57,428	45,030
CPA®:16 – Global	2.48%	0.78%	32,024	9,161

			$152,869	$107,391

Combined summarized financial information of the CPA® REITs (for the entire entities, not our proportionate share) is presented below:

	September 30, 2007	December 31, 2006
Assets	$8,212,166	$6,785,186
Liabilities	(4,649,993)	(3,663,396)

Owner’s equity	$3,562,173	$3,121,790

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues	$163,222	$122,731	$453,107	$370,869
Expenses	(109,439)	(98,677)	(331,167)	(249,819)

Net income	$53,783	$24,054	$121,940	$121,050

Our share of income from equity investments in real estate	$6,004	$2,322	$7,972	$3,931

W. P. Carey 9/30/2007 10-Q — 10

Notes to Consolidated Financial Statements
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
Our ownership interests in our equity investments in real estate and their respective carrying values are presented below:

	Ownership	Carrying Value
Lessee	Interest	September 30, 2007	December 31, 2006
Carrefour France, S.A. (1) (2)	45.81%	$24,220	$21,741
Medica - France, S.A. (1) (3)	45.81%	10,214	9,040
Hologic, Inc.	36%	4,461	4,620
Federal Express Corporation	40%	3,870	4,690
Consolidated Systems, Inc.	60%	3,476	3,505
Hellweg Die Profi-Baumarkte GmbH & Co. KG (1) (4)	5%	2,356	—
Childtime Childcare, Inc.	33.93%	1,727	1,725
Information Resources, Inc.	33.33%	1,535	1,509
The Retail Distribution Group	40%	980	596
Sicor, Inc. (5)	50%	(3,250)	11,330

		$49,589	$58,756

(1)	Amounts shown are based on the exchange rate of the Euro as of September 30, 2007 and December 31, 2006, respectively.

(2)	We reduced our interest in this venture to 45.81% from 49.63% in September 2007 as a result of a restructuring of ownership interests with an affiliate.

(3)	We increased our interest in this venture to 45.81% from 35% in September 2007 as a result of a restructuring of ownership interests with an affiliate.

(4)	We acquired our interest in this investment in April 2007.

(5)	In June 2007, this venture completed the refinancing of an existing $2,483 limited recourse mortgage with new limited recourse financing of $35,350 based on the appraised value of the underlying real estate of the venture and distributed the proceeds to the venture partners.

Combined summarized financial information of our equity investments in real estate (for the entire entities, not our proportionate share) is presented below:

	September 30, 2007	December 31, 2006
Assets	$780,102	$407,145
Liabilities	(622,871)	(273,798)

Owner’s equity	$157,231	$133,347

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues	$18,491	$9,036	$48,443	$27,040
Expenses	(15,433)	(6,760)	(38,139)	(20,399)

Net income	$3,058	$2,276	$10,304	$6,641

Our share of net income from equity investments in real estate	$2,941	$610	$5,340	$1,795

Note 6. Assets Held for Sale and Discontinued Operations
Tenants from time to time may vacate space due to lease buy-outs, elections not to renew, company insolvencies or lease rejections in the bankruptcy process. In such cases, we assess whether the highest value is obtained from re-leasing or selling the property. In addition, in certain cases, we may elect to sell a property that is occupied if it is considered advantageous to do so. When it is determined that the relevant criteria have been met in accordance with FASB Statement N0. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the asset is reclassified as an asset held for sale.
W. P. Carey 9/30/2007 10-Q — 11

Notes to Consolidated Financial Statements
Assets Held for Sale
In September 2007, we entered into a contract to sell a domestic property for $4,600 and recognized an impairment charge of $2,317 to reduce the property’s carrying value to its estimated net sales proceeds. This sale was completed in October 2007.
Discontinued Operations
During the nine months ended September 30, 2007, we completed the sale of two domestic properties for $6,014, net of selling costs and, in addition, received lease termination proceeds of $1,905. Impairment charges totaling $2,507 were recognized in prior periods to write down the value of one of these properties to its estimated net sales proceeds. In connection with these sales, we recorded a net gain of $962, exclusive of impairment charges recognized in prior periods.
During the nine months ended September 30, 2006, we sold four domestic properties for combined sales proceeds of $24,252, net of closing costs and recognized a combined loss on sale of $185, exclusive of combined impairment charges of $3,357 recognized during this period. We previously recognized combined impairment charges of $18,653 related to these properties.
In accordance with SFAS No. 144, the results of operations for properties held for sale or disposed of are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues	$298	$491	$2,796	$2,123
Expenses	—	$(151)	(598)	(2,629)
(Loss) gain on sale of real estate, net	—	$(185)	962	(185)
Impairment charges on assets held for sale	(2,317)	$—	(2,317)	(3,357)

(Loss) income from discontinued operations	$(2,019)	$155	$843	$(4,048)

Note 7. Intangible Assets and Goodwill
In connection with our acquisition of properties, we have recorded net lease intangibles of $36,330. These intangibles are being amortized over periods generally ranging from 19 months to 31 years. Amortization of below-market and above-market rent intangibles are recorded as an adjustment to revenue.
Intangibles assets and goodwill are summarized as follows:

	September 30, 2007	December 31, 2006
Amortized Intangible Assets
Management contracts	$32,765	$32,765
Less: accumulated amortization	(20,022)	(17,943)

	$12,743	$14,822

Lease Intangibles:
In-place lease	$18,602	$18,345
Tenant relationship	10,030	8,783
Above-market rent	9,707	9,707
Less: accumulated amortization	(16,941)	(11,890)

	$21,398	$24,945

Unamortized Goodwill and Indefinite-Lived Intangible Assets
Goodwill	$63,607	$63,607
Trade name	3,975	3,975

	$67,582	$67,582

	$101,723	$107,349

Amortized Below-Market Rent Intangible
Below-market rent	$(2,009)	$(2,009)
Less: accumulated amortization	406	325

	$(1,603)	$(1,684)

W. P. Carey 9/30/2007 10-Q — 12

Notes to Consolidated Financial Statements
Net amortization of intangibles was $1,974 and $2,300 for the three months ended September 30, 2007 and 2006, respectively and $7,050 and $7,105 for the nine months ended September 30, 2007 and 2006, respectively.
Based on the intangible assets as of September 30, 2007, annual net amortization of intangibles for each of the next five years is as follows: remainder of 2007 — $3,019; 2008 — $7,245; 2009 — $6,639; 2010 — $5,716, 2011 — $2,696 and 2012 — $1,989.
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
The credit facility has an annual interest rate of either (i) LIBOR plus a spread which ranges from 75 to 120 basis points depending on our leverage or (ii) the greater of the lender’s prime rate and the Federal Funds Effective Rate plus 50 basis points. At September 30, 2007, the average interest rate on advances on the credit facility was 6.16%. In addition, we pay an annual fee ranging between 12.5 and 20 basis points of the unused portion of the credit facility, depending on our leverage ratio. Based on our leverage at September 30, 2007, we pay interest at LIBOR plus 75 basis points and pay 12.5 basis points on the unused portion of the credit facility.
The credit facility has financial covenants that among other things require us to maintain a minimum equity value and meet or exceed certain operating and coverage ratios. As of September 30, 2007, we had drawn down $58,700 under this facility.
Note 9. Commitments and Contingencies
As of September 30, 2007, we were not involved in any material litigation.
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
W. P. Carey 9/30/2007 10-Q — 13

Notes to Consolidated Financial Statements
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
W. P. Carey 9/30/2007 10-Q — 14

Notes to Consolidated Financial Statements
Note 10. Risk Management and Use of Derivative Financial Instruments
Risk Management
In the normal course of our on-going business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of the properties and related loans we hold due to changes in interest rates or other market factors as well as changes in the value of the shares we hold in the CPA® REITs. In addition, we own investments in Europe and are also subject to the risks associated with changing foreign currency exchange rates. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the local currency but are subject to such movements to the extent of the difference between the rental obligation and the debt service. We also face challenges with repatriating cash from our foreign investments and may encounter instances where it is difficult or costly to bring cash back into our U.S. operations.
We do not generally use derivative financial instruments to manage foreign currency rate risk exposure and generally do not use derivative instruments to hedge credit/market risks or for speculative purposes.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic features that would cause their ability to meet contractual obligations, including those to us, to be similarly affected by changes in economic conditions. We regularly monitor our portfolio to assess potential concentrations of credit risk. We believe our portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.
The majority of our directly owned real estate properties and related loans are located in the United States, with Texas (14%) and California (11%) representing the only significant geographic concentration (10% or more of current annualized lease revenue). Our directly owned real estate properties in France accounted for 11% of current annualized lease revenue. No individual tenant accounted for more than 10% of current annualized lease revenue. Our directly owned real estate properties contain significant concentrations in the following asset types as of September 30, 2007: office (37%), industrial (37%) and warehouse/distribution (14%) and the following tenant industries as of September 30, 2007: telecommunications (14%) and business and commercial services (13%).
Note 11. Members’ Equity and Stock Based and Other Compensation
Stock Based and Other Compensation
Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement 123(R), “Share-Based Payment” using the modified prospective application method and therefore have not restated prior periods’ results. The total compensation expense (net of forfeitures) for our stock based incentive plans was $1,467 and $821 for the three months ended September 30, 2007 and 2006, respectively, and $3,795 and $2,369 for the nine months ended September 30, 2007 and 2006, respectively. The tax benefit recognized in the three months ended September 30, 2007 and 2006 related to stock-based compensation plans totaled $669 and $396, respectively, and $1,710 and $1,143 for the nine months ended September 30, 2007 and 2006, respectively.
We have several stock-based compensation plans including the 1997 Share Incentive Plan, Non-Employee Directors’ Plan, Employee Share Purchase Plan and Partnership Equity Plan. There have been no significant changes to the terms and conditions of any of these plans during 2007.
In January 1998, the predecessor of Carey Management was granted warrants to purchase 2,284,800 shares of our common stock exercisable at $21 per share and 725,930 shares exercisable at $23 per share as compensation for investment banking services in connection with structuring the consolidation of the CPA® Partnerships. During the nine months ended September 30, 2007, warrants totaling 1,500,000 were exercised at $21 per share in a net exercise for which 567,164 shares were issued.
W. P. Carey 9/30/2007 10-Q — 15

Notes to Consolidated Financial Statements
Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income — basic	$20,409	$14,305	$73,239	$42,674
Income effect of dilutive securities, net of taxes	398	60	2,371	466

Net income — diluted	$20,807	$14,365	$75,610	$43,140

Weighted average shares outstanding — basic	38,298,979	38,034,590	38,117,280	37,880,778
Effect of dilutive securities	1,302,874	1,269,358	1,601,242	1,334,356

Weighted average shares outstanding — diluted	39,601,853	39,303,948	39,718,522	39,215,134

Securities included in our diluted earnings per share determination consist of stock options and warrants and restricted stock. Securities totaling 24,115 shares for the three months ended September 30, 2007 were excluded from the earnings per share computations above as their effect would have been anti-dilutive. There were no such anti-dilutive securities for the nine months ended September 30, 2007 and the three and nine months ended September 30, 2006. Certain securities of our subsidiary WPCI are held by employees who have rights to exchange such WPCI securities for our securities, generally beginning in 2012. The calculation of the dilutive effect of such rights is based on a periodic valuation of WPCI that is performed by a third party and includes various assumptions, as well as on our current common stock price. Actual dilution will be dependent on the valuation of WPCI and on our common stock price at the time the rights are exercised. This valuation may differ from, as well as be based on different assumptions than, the current valuation.
Share Repurchase Program
In June 2007, our board of directors approved a $20,000 share repurchase program through December 31, 2007. In September 2007, our board of directors approved the repurchase of an additional $20,000 of our stock under the share repurchase program. The board also approved an extension of this program to March 31, 2008. Under this program, we may now repurchase up to $40,000 of our common stock in the open market through March 31, 2008 as conditions warrant. Through September 30, 2007 we repurchased shares totaling $21,104 under this program.
Note 12. Income Taxes
We have elected to be treated as a partnership for U.S. Federal income tax purposes and prior to our restructuring (Note 14) conducted our real estate ownership operations through partnership or limited liability companies electing to be treated as partnerships for U.S. Federal income tax purposes. As partnerships, we and our partnership subsidiaries are generally not directly subject to tax. We conduct our investment management services through wholly owned taxable corporations. These operations are subject to federal, state, local and foreign taxes as applicable. We conduct business in the United States and Europe, and as a result, we or one or more of our subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and certain foreign jurisdictions. With few exceptions, we are no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations for years before 2003. Certain of our inter-company transactions that have been eliminated in consolidation for financial accounting purposes are also subject to taxation. Periodically, we distribute shares in the CPA® REITs received for services rendered from our taxable subsidiaries to the LLC. While this generates current taxable income on the current appreciation of those shares (which is eliminated for financial accounting purposes), it reduces corporate level taxability of future dividends and future appreciation on these distributed shares.
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
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, we have approximately $342 of accrued interest and penalties related to uncertain tax positions. The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.
Included in income taxes in the consolidated balance sheets as of September 30, 2007 and December 31, 2006 are accrued income taxes totaling $5,112 and $21,935, respectively, and deferred income taxes totaling $66,785 and $41,527, respectively.
W. P. Carey 9/30/2007 10-Q — 16

Notes to Consolidated Financial Statements
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
A summary of comparative results of these business segments is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Investment Management
Revenues (1)	$31,848	$31,560	$141,836	$95,920
Operating expenses (1)	(14,929)	(22,568)	(55,041)	(66,342)
Other, net (2)	6,937	3,519	10,064	6,753
Provision for income taxes	(11,171)	(5,509)	(47,685)	(15,937)

Income from continuing operations	$12,685	$7,002	$49,174	$20,394

Real Estate Ownership (3)
Revenues	$24,004	$20,705	$69,686	$61,203
Operating expenses	(12,064)	(9,620)	(35,091)	(27,685)
Interest expense	(5,618)	(4,395)	(16,150)	(13,324)
Other, net (2)	3,769	529	6,133	6,497
Provision for income taxes	(348)	(71)	(1,356)	(363)

Income from continuing operations	$9,743	$7,148	$23,222	$26,328

Total Company
Revenues	$55,852	$52,265	$211,522	$157,123
Operating expenses	(26,993)	(32,188)	(90,132)	(94,027)
Interest expense	(5,618)	(4,395)	(16,150)	(13,324)
Other, net (2)	10,706	4,048	16,197	13,250
Provision for income taxes	(11,519)	(5,580)	(49,041)	(16,300)

Income from continuing operations	$22,428	$14,150	$72,396	$46,722

	Equity Investments in Real Estate as of		Total Long-Lived Assets(4) as of		Total Assets as of
	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006
Investment Management	$152,869	$107,391	$166,646	$122,828	$333,153	$299,036
Real Estate Ownership(3)	49,589	58,756	777,055	765,777	817,135	793,974

Total Company	$202,458	$166,147	$943,701	$888,605	$1,150,288	$1,093,010

(1)	Included in Revenues and Operating expenses are reimbursable costs from affiliates totaling $3,422 and $13,762 for the three months ended September 30, 2007 and 2006, respectively, and $10,141 and $36,654 for the nine months ended September 30, 2007 and 2006, respectively.
W. P. Carey 9/30/2007 10-Q — 17

Notes to Consolidated Financial Statements

(2)	Includes interest income, income from equity investments in real estate, minority interest and gains and losses on sales and foreign currency transactions.

(3)	Includes investments in France and Germany that accounted for lease revenues (rental income and interest income from direct financing leases) of $2,264 and $2,135 for the three months ended September 30, 2007 and 2006, respectively, and $6,594 and $6,179 for the nine months ended September 30, 2007 and 2006, respectively, and income from equity investments in real estate of $132 and $228 for the three months ended September 30, 2007 and 2006, respectively, and $1,323 and $659 for the nine months ended September 30, 2007 and 2006, respectively. These investments also accounted for long-lived assets as of September 30, 2007 and December 31, 2006 of $93,194 and $90,888, respectively.

(4)	Includes real estate, net investment in direct financing leases, equity investments in real estate, operating real estate and intangible assets related to management contracts.
Note 14. Subsequent Events
In October 2007, we completed our restructuring plan by transferring our real estate assets from a wholly owned subsidiary into a newly formed wholly owned REIT subsidiary. This restructuring is intended to simplify tax reporting for our shareholders and has no impact on the presentation of financial results.
In October 2007, we sold our interests in four consolidated ventures in France, which are owned with related third parties, for approximately $20,200 based upon the Euro exchange rate at the date of closing (Note 3). In November 2007, we sold a domestic property for approximately $14,000.
W. P. Carey 9/30/2007 10-Q — 18

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands, except share and per share amounts)
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto as of September 30, 2007.
Executive Overview
Business Overview
We are a publicly traded limited liability company. Our stock is listed on the New York Stock Exchange. We operate in two operating segments, investment management and real estate ownership. Within our investment management segment, we are currently the advisor to the following affiliated publicly-owned, non-traded real estate investment trusts: Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 15 Incorporated (“CPA®:15”) and Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global”) and served in this capacity for Corporate Property Associates 12 Incorporated (“CPA®:12”) until its merger with CPA®:14 in December 2006 (collectively, the “CPA® REITs”). Under the advisory agreements with the CPA® REITs, we perform services related to the day-to-day management of the CPA® REITs and transaction-related services. As of September 30, 2007, we own and manage over 850 commercial properties domestically and internationally including our own portfolio, which is comprised of our full or partial ownership interest in 181 commercial properties net leased to 111 tenants and totaling approximately 18 million square feet (on a pro rata basis) with an occupancy rate of 96.6%. We also own 13 domestic self-storage properties totaling approximately 0.9 million square feet.
Our primary business segments are:
Investment Management — We provide services to the CPA® REITs in connection with structuring and negotiating investment and debt placement transactions (structuring revenue) and provide on-going management of their portfolios (asset-based management and performance revenues). Asset-based management and performance revenues for the CPA® REITs are determined based on real estate related assets under management. As funds available to the CPA® REITs are invested, the asset base for which we earn revenue increases. We may elect to receive fees in cash or restricted shares of the CPA® REITs. We may also earn incentive and disposition revenue and receive termination payments in connection with providing liquidity alternatives to CPA® REIT shareholders.
Real Estate Ownership — We own and invest in commercial properties on a global basis that are then leased to companies, primarily on a triple net leased basis. We also invest in other properties on an opportunistic basis.
Current Developments and Trends
Current developments include:
Managed Portfolio Update:
Acquisition / Disposition Activity — We earn revenue from the acquisition and disposition of properties on behalf of the CPA® REITs. The revenue we earn from the disposition of assets is recognized upon liquidation of a CPA® REIT’s portfolio. During the three months ended September 30, 2007, we structured investments totaling approximately $214,000 on behalf of the CPA® REITs. Approximately 53% of these investments were for international transactions. During this period, a venture in which one of our CPA® REITs has a 47.35% interest sold a domestic property for approximately $43,300, net of selling costs.
Company and Owned Portfolio Update:
Share Repurchase Program — In September 2007, our board of directors approved the repurchase of an additional $20,000 of our stock under our share repurchase program. The board also approved an extension of this program from December 31, 2007 to March 31, 2008. Under this program, we may now repurchase up to $40,000 of our common stock in the open market through March 31, 2008 as conditions warrant. Through September 30, 2007 we repurchased shares totaling $21,104 under this program.
Disposition Activity — In September 2007, we entered into a contract to sell a domestic property for $4,600 and recognized an impairment charge of $2,317 to reduce the property’s carrying value to its estimated net sales proceeds. This sale was completed in October 2007.
W. P. Carey 9/30/2007 10-Q — 19

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
Quarterly Distribution — In September 2007, our board of directors approved and increased the 2007 third quarter distribution to $0.472 per share payable in October 2007 to shareholders of record as of September 28, 2007.
The following developments occurred subsequent to our third quarter:
Disposition Activity — In October 2007, we sold our interests in four consolidated ventures in France, which are owned with related third parties, for approximately $20,200 based upon the Euro exchange rate at the date of closing (Note 3). In November 2007, we sold a domestic property for approximately $14,000.
Corporate Restructuring — In October 2007, we completed our restructuring plan by transferring our real estate assets from a wholly owned subsidiary into a newly formed wholly owned REIT subsidiary. This restructuring is intended to simplify tax reporting for our shareholders and has no impact on the presentation of financial results.
Fundraising Activity — In November 2007, the SEC declared the registration statement for Corporate Property Associates 17 – Global Incorporated (“CPA®:17”) effective. We expect to begin fundraising for CPA®:17 soon.
Current trends include:
Beginning in the second quarter of 2007, we have experienced some widening on the mortgage spreads of the limited recourse borrowings we utilize for our investing activity on behalf of the CPA® REITs. This trend is consistent with the overall trend in the capital markets, where spreads on corporate obligations and mortgages have widened, in part, based upon investor concerns about credit quality and potential defaults. A decrease in credit availability may also increase the default rates we experience with our tenants. While we expect these trends to continue in the remainder of 2007, we believe that we may find more attractive investment opportunities at potentially wider spreads during a time of stricter credit. In addition, we utilize moderate leverage and do not believe the current environment will materially impact our ability to borrow, at favorable rates, on a limited recourse basis on most transactions.
Long-term interest rates have increased in recent quarters from historical lows; however, they remain relatively low by historical standards. Should long-term interest rates rise significantly, the value of our owned and managed assets would likely decrease, which would create lower revenues earned from managing the CPA® REIT portfolios and lower investment performance for the CPA® REITs. Increases in interest rates may also have an impact on the credit profile of certain tenants. Rising interest rates are sometimes associated with an increase in inflation and a corresponding increase in the Consumer Price Index (“CPI”). To the extent that the CPI increases, additional rental income streams may be generated for leases with CPI adjustment triggers and partially offset the impact of declining property values. In addition, we constantly evaluate our debt exposure, and to the extent that opportunities exist to refinance and lock in lower interest rates over a longer term, we may be able to reduce our exposure to short term interest rate fluctuation.
Due in part to the relatively low long-term interest rates by historical standards, commercial real estate values have risen significantly in recent years. We benefit from increases in the valuations of the CPA® REIT portfolios through our ownership of shares in the CPA® REITs and increased management fees. To the extent that disposing of properties fits with our strategic plans and market conditions allow, we may look to take advantage of the increase in real estate prices by selectively disposing of properties in our owned portfolio.
We continue to see intense competition in both the domestic and international markets for triple net leased properties, as capital continues to flow into real estate, in general, and triple net leased real estate, in particular. We believe the recent low long-term interest rate environment has created greater investor demand for yield-based investments, such as triple net leased real estate, thus creating increased capital flows and a more competitive investment environment. We currently expect these trends to continue in 2007 but believe that we have competitive strengths that will enable us to continue to find attractive investment opportunities, both domestically and internationally. We currently believe that several factors may also provide us with continued investment opportunities, including an active merger and acquisition market, which may provide additional sale-leaseback opportunities as a source of funding, a continued desire of corporations to divest themselves of real estate holdings both in the U.S. and internationally and increasing opportunities for sale-leaseback transactions in the international market, which continues to make up a large portion of our investment opportunities. In the short term, it is possible that merger and acquisition activity may be delayed, causing a delay in the financing for those transactions.
W. P. Carey 9/30/2007 10-Q — 20

For the nine months ended September 30, 2007, international investments accounted for 61% of total investments made on behalf of the CPA® REITs. For the year ended December 31, 2006, international investments accounted for 48% of total investments. We currently expect international commercial real estate to continue to comprise a significant portion of the investments we make on behalf of the CPA® REITs, although the percentage of international investments in any given period may vary substantially.
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
Management considers cash flows from operations, cash flows from investing activities, cash flows from financing activities and certain other non-GAAP performance metrics to be important measures in the evaluation of our results of operations, liquidity and capital resources. Cash flows from operations are sourced primarily by revenues earned from structuring investments and providing asset-based management services on behalf of the CPA® REITs we manage and long-term lease contracts from our real estate ownership. Management’s evaluation of the amount and expected fluctuation of cash flows from operations is essential in evaluating our ability to fund operating expenses, service debt and fund distributions to shareholders.
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
W. P. Carey 9/30/2007 10-Q — 21

Results of Operations
We evaluate our results of operations by our two major business segments — investment management and real estate ownership. A summary of comparative results of these business segments is as follows:
Investment Management

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	Change	2007	2006	Change
Revenues
Asset management revenue	$18,648	$14,364	$4,284	$63,886	$43,478	$20,408
Structuring revenue	9,778	3,434	6,344	67,809	15,788	52,021
Reimbursed costs from affiliates	3,422	13,762	(10,340)	10,141	36,654	(26,513)

	31,848	31,560	288	141,836	95,920	45,916

Operating Expenses
General and administrative	(10,461)	(7,328)	(3,133)	(41,767)	(25,290)	(16,477)
Reimbursable costs	(3,422)	(13,762)	10,340	(10,141)	(36,654)	26,513
Depreciation and amortization	(1,046)	(1,478)	432	(3,133)	(4,398)	1,265

	(14,929)	(22,568)	7,639	(55,041)	(66,342)	11,301

Other Income and Expenses
Other interest income	1,087	760	327	4,974	2,079	2,895
Income from equity investments in CPA® REITs	6,004	2,322	3,682	7,972	3,931	4,041
Minority interest in (income) loss	(154)	449	(603)	(2,870)	732	(3,602)
(Loss) gain on foreign currency transactions and other gains, net	—	(12)	12	(12)	11	(23)

	6,937	3,519	3,418	10,064	6,753	3,311

Income from continuing operations before income taxes	23,856	12,511	11,345	96,859	36,331	60,528
Provision for income taxes	(11,171)	(5,509)	(5,662)	(47,685)	(15,937)	(31,748)

Net income from investment management	$12,685	$7,002	$5,683	$49,174	$20,394	$28,780

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
For the three and nine months ended September 30, 2007 versus the comparable 2006 periods, asset management revenue increased $4,284 and $20,408, respectively, primarily due to the recognition of $2,363 and $16,494, respectively, of performance revenue from CPA®:16 – Global as well as a net increase in our assets under management. The performance revenue earned from CPA®:16 – Global is a result of CPA®:16 – Global meeting its performance criterion in June 2007. We did not earn performance revenue from CPA®:16 – Global during 2006 as CPA®:16 – Global had not met its performance criterion. Revenue earned from assets under management increased primarily as a result of recent investment activity of the CPA® REITs and increases in the annual asset valuations of CPA®:14 and CPA®:15, which were performed as of December 31, 2006. These increases were partially offset by a reduction in revenue resulting from our acquisition of properties from CPA®:12 (the “CPA®:12 Acquisition”) for $126,006 and the sale of properties by CPA®:12 to third parties prior to its merger with CPA®:14 (the “CPA®:12/14 Merger”) in December 2006. The purchase of assets from CPA®:12 will have a negative impact on asset management revenue of approximately $1,300 during 2007.
W. P. Carey 9/30/2007 10-Q — 22

Structuring Revenue
Structuring revenue includes current and deferred acquisition revenue from structuring investments and financing on behalf of the CPA® REITs. Investment activity is subject to significant period-to-period variation.
For the three and nine months ended September 30, 2007 versus the comparable 2006 periods, structuring revenue increased $6,344 and $52,021, respectively, primarily due to the recognition of $3,296 and $38,505, respectively, of deferred structuring revenue from CPA®:16 – Global and an increase in investment volume. The deferred structuring revenue earned from CPA®:16 – Global is a result of CPA®:16 – Global meeting its performance criterion in June 2007. We did not earn deferred structuring revenue from CPA®:16 – Global during 2006 as CPA®:16 – Global had not met its performance criterion. We structured investments for the CPA® REITs totaling $214,000 and $950,000 for the three and nine months ended September 30, 2007, respectively, as compared with $113,000 and $451,000, respectively, for the comparable prior year periods.
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
For the three and nine months ended September 30, 2007 versus the comparable 2006 periods, reimbursed and reimbursable costs decreased $10,340 and $26,513, respectively, primarily due to a decrease in broker-dealer commissions and marketing costs related to CPA®:16 – Global’s second public offering, which commenced in March 2006 and was completed in December 2006.
General and Administrative
For the three months ended September 30, 2007 and 2006, general and administrative expenses increased by $3,133, primarily due to increases in compensation related costs of $2,500. The increase in compensation related costs is primarily the result of an increase in investment volume. We recognized compensation related to current quarter investments, which totaled $214,000, while in the third quarter of 2006, investments totaled $113,000, and a significant portion of the compensation relating to investments during the 2006 periods was deferred as CPA®:16 – Global had not yet met its performance criterion.
For the nine months ended September 30, 2007 and 2006, general and administrative expenses increased by $16,477, primarily due to increases in compensation related costs and professional fees. Compensation related costs increased by $13,731, primarily due to CPA®:16 – Global achieving its performance criterion in June 2007 which resulted in the recognition of $6,625 of previously deferred compensation costs. Compensation costs also increased as a result of an increase in investment volume. Year-to-date investments totaled $950,000 compared to $451,000 for the comparable prior year period. In addition, general and administrative expenses increased $1,346 as a result of increases in professional fees including costs incurred in studying various corporate restructuring alternatives and other legal and consulting fees. We completed our restructuring in October 2007 (see Current Developments and Trends).
Depreciation and Amortization
For the three and nine months ended September 30, 2007 versus the comparable 2006 periods, depreciation and amortization expense decreased by $432 and $1,265, respectively. The decrease is primarily due to accelerated amortization on intangible assets related to an advisory agreement with CPA®:12 that was terminated as a result of the CPA®:12/14 Merger in December 2006.
Other Interest Income
For the three and nine months ended September 30, 2007 versus the comparable 2006 periods, other interest income increased by $327 and $2,895, respectively, primarily due to the recognition of interest income on deferred structuring revenue from CPA®:16 – Global and an increase in investment volume. As a result of CPA®:16 – Global meeting its performance criterion in June 2007, we recognized interest income of $2,300 that had been previously deferred. No such income was recognized in 2006 as CPA®:16 – Global had not met the criterion.
W. P. Carey 9/30/2007 10-Q — 23

Income from Equity Investments
Income from equity investments in real estate represents our proportionate share of net income (revenues less expenses) from our investments in the CPA® REITs in which we have a non-controlling interest but exercise significant influence.
For the three and nine months ended September 30, 2007 and 2006, income from equity investments increased by $3,682 and $4,041, respectively, primarily due to the recognition of an out of period adjustment as described in Note 2 totaling approximately $5,700 and $4,200 for the three and nine months ended September 30, 2007, respectively. These increases were partially offset by our disposition of a significant portion of our interests in CPA®:12 as well as a decline in CPA®:14’s 2007 net income versus the comparable 2006 periods. In connection with the CPA®:12/14 Merger, we disposed of a significant portion of our interests in CPA®:12 and exchanged the remainder for CPA®:14 shares. In addition, CPA®:14 experienced a significant decline in net income during 2007 as a result of net gains recognized in 2006 primarily from the sales of assets that did not recur in 2007.
Minority Interest in (Income) Loss
For the three and nine months ended September 30, 2007, we recognized minority interest in income of $154 and $2,870, respectively, as compared to minority interest in losses of $449 and $732 for the three and nine months ended September 30, 2006, respectively. Two employees own a minority interest in our subsidiary W. P. Carey International LLC that had a significant increase in net income as a result of the recognition of previously deferred asset management and structuring revenue from CPA®:16 – Global following CPA®:16 – Global’s achievement of its performance criterion in June 2007, as well as an increase in investment volume.
Provision for Income Taxes
For the three and nine months ended September 30, 2007 versus the comparable 2006 periods, our provision for income taxes increased $5,662 and $31,748, respectively, primarily as a result of asset management and structuring revenue recognized from increases in investment volume as well as CPA®:16 – Global achieving its performance criterion in June 2007. The effective tax rate for the third quarter of 2007 and 2006 was 46.8% and 44%, respectively. The year-to-date effective tax rate for 2007 and 2006 was 49.2% and 43.9%, respectively. The effective tax rate increased in both periods because performance and asset management revenues in respect of CPA®:12’s assets that had been paid directly to us were, subsequent to the acquisitions of those assets by CPA®:14 in the CPA®:12/14 Merger, paid to a taxable, wholly owned subsidiary which is the advisor to CPA®:14. Periodically, we distribute shares in the CPA REITs received for services rendered from our taxable subsidiaries to the LLC. While this generates current taxable income on the current appreciation of those shares (which is eliminated for financial accounting purposes), it reduces corporate level taxability of future dividends and future appreciation on these distributed shares. In addition, investment management income presented above excludes income that has been eliminated in consolidation but is subject to taxation. The adoption of FIN 48 did not have a material impact on our income tax provision during the first quarter of 2007 (Note 12).
Net Income from Investment Management
For the three and nine months ended September 30, 2007 versus the comparable 2006 periods, net income from investment management increased by $5,683 and $28,780, respectively, primarily due to increases in asset management and structuring revenue attributable to increased investment volume and CPA®:16 – Global achieving its performance criterion in June 2007. Net income also benefited from the recognition of an out of period adjustment in the third quarter of 2007 as described in Note 2. These increases were partially offset by increases in our provision for income taxes and general and administrative expenses resulting from the achievement of the performance criterion. As a result of CPA®:16 – Global achieving its performance criterion, we recognized $45,919 in previously deferred revenue and incurred previously deferred compensation totaling $6,625 in June 2007. These variances are described above.
W. P. Carey 9/30/2007 10-Q — 24

Real Estate Ownership

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	Change	2007	2006	Change
Revenues
Lease revenues	$19,845	$18,191	$1,654	$59,112	$54,157	$4,955
Other real estate income	4,159	2,514	1,645	10,574	7,046	3,528

	24,004	20,705	3,299	69,686	61,203	8,483

Operating Expenses
General and administrative	(1,884)	(1,472)	(412)	(6,071)	(4,539)	(1,532)
Depreciation and amortization	(5,200)	(4,434)	(766)	(16,902)	(13,386)	(3,516)
Property expenses	(2,725)	(2,333)	(392)	(6,038)	(5,346)	(692)
Other real estate expenses	(2,255)	(1,381)	(874)	(6,080)	(4,414)	(1,666)

	(12,064)	(9,620)	(2,444)	(35,091)	(27,685)	(7,406)

Other Income and Expenses
Other interest income	200	71	129	554	290	264
Income from equity investments in real estate	2,941	610	2,331	5,340	1,795	3,545
Minority interest in income	(401)	(409)	8	(1,157)	(1,300)	143
Gain on sale of securities, foreign currency transactions and other, net	1,029	257	772	1,396	5,712	(4,316)
Interest expense	(5,618)	(4,395)	(1,223)	(16,150)	(13,324)	(2,826)

	(1,849)	(3,866)	2,017	(10,017)	(6,827)	(3,190)

Income from continuing operations before income taxes	10,091	7,219	2,872	24,578	26,691	(2,113)
Provision for income taxes	(348)	(71)	(277)	(1,356)	(363)	(993)

Income from continuing operations	9,743	7,148	2,595	23,222	26,328	(3,106)
(Loss) income from discontinued operations	(2,019)	155	(2,174)	843	(4,048)	4,891

Net income from real estate operations	$7,724	$7,303	$421	$24,065	$22,280	$1,785

Our real estate ownership consists of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues is as follows:

	Nine months ended September 30,
	2007	2006
Rental income	$49,995	$43,975
Interest income from direct financing leases	9,117	10,182

	$59,112	$54,157

W. P. Carey 9/30/2007 10-Q — 25

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	Nine months ended September 30,
	2007	2006
Bouygues Telecom, S.A. (a) (b) (c)	$4,066	$3,558
CheckFree Holdings Corporation Inc. (b)	3,541	3,453
Detroit Diesel Corporation	3,476	3,476
Dr Pepper Bottling Company of Texas	3,370	3,324
Orbital Sciences Corporation	2,267	2,267
Titan Corporation	2,185	2,174
U S Airways Group	2,128	2,128
AutoZone, Inc.	1,747	1,731
Quebecor Printing, Inc.	1,455	1,455
Lucent Technologies, Inc. (d)	1,377	1,139
Sybron Dental Specialties Inc.	1,328	1,328
Unisource Worldwide, Inc.	1,265	1,271
Werner Corporation (e)	1,220	—
BE Aerospace, Inc.	1,181	1,185
Eagle Hardware & Garden, Inc., a wholly-owned subsidiary of Lowe’s Companies Inc.	1,180	1,129
CSS Industries, Inc.	1,177	1,177
Career Education Corporation (f)	1,126	—
Sprint Spectrum, L.P.	1,068	1,068
EnviroWorks, Inc.	1,013	989
Swat-Fame, Inc.	1,007	944
PPD Development, Inc. (f)	990	—
AT&T Corporation	945	945
Omnicom Group Inc. (g)	939	855
BellSouth Telecommunications, Inc.	921	918
Other (a) (b) (f)	18,140	17,643

	$59,112	$54,157

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	Lease revenues applicable to minority interests in the consolidated amounts above total $3,106 and $3,009 for the nine months ended September 30, 2007 and 2006, respectively.

(c)	Increase is due to CPI-based (or equivalent) rent increase in 2007.

(d)	Increase is due to above-market lease intangible becoming fully amortized during 2007.

(e)	New tenant at existing property. In 2006 we recorded $1,140 in lease revenues from a previous tenant at this property.

(f)	Includes the CPA®:12 real estate interests acquired in December 2006.

(g)	Increase is due to CPI-based (or equivalent) rent increase in 2006.
W. P. Carey 9/30/2007 10-Q — 26

We recognize income from equity investments in real estate of which lease revenues are a significant component. Net lease revenues from these ventures (for the entire venture, not our proportionate share) are as follows:

	Ownership	Nine months ended September 30,
	Interest	2007	2006
Carrefour France, S.A. (a) (b) (d)	45.81%	$14,015	$12,106
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (c)	5%	12,609	—
Federal Express Corporation	40%	5,156	5,100
Medica - France, S.A. (a) (e) (f)	45.81%	4,628	—
Information Resources, Inc.	33.33%	3,729	3,729
Sicor, Inc.	50%	2,507	2,507
Hologic, Inc.	36%	2,407	2,367
Consolidated Systems, Inc. (e)	60%	1,373	—
Childtime Childcare, Inc.	33.93%	963	973
The Retail Distribution Group (e)	40%	606	—

		$47,993	$26,782

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	In December 2006, we increased our interests in this venture to 49.63% from 22.5% as a result of the CPA®:12 Acquisition. Our interest was subsequently reduced to 45.81% in September 2007 as a result of a restructuring of ownership interests with an affiliate.

(c)	Represents interest income from our interest in a note receivable that we acquired in 2007.

(d)	Increase is due to CPI-based (or equivalent) rent increase in 2006.

(e)	We acquired our interests in these ventures in 2006 which includes the CPA®:12 real estate interests acquired in December 2006.

(f)	We increased our interest in this venture to 45.81% from 35% in September 2007 as a result of a restructuring of ownership interests with an affiliate.
Lease Revenues
For the three and nine months ended September 30, 2007 versus the comparable 2006 periods, lease revenues (rental income and interest income from direct financing leases) increased by $1,654 and $4,955, respectively, primarily due to lease revenues earned on properties acquired in the CPA®:12 Acquisition in December 2006, which contributed $1,194 and $3,564, respectively, and rent increases and rent from new tenants at existing properties, which contributed $302 and $1,516, respectively.
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
For the three and nine months ended September 30, 2007 versus the comparable 2006 periods, other real estate income increased by $1,645 and $3,528, respectively, primarily from the results of operations of Carey Storage which commenced operations in December 2006 and contributed income of $1,638 and $4,205, respectively. Other real estate income also increased for each comparable period as a result of increases in reimbursable tenant costs, which are recorded as both revenue and expense and therefore have no impact on net income. These increases were partially offset by a reduction in income from Livho, whose operations have been impacted by renovation work at the hotel.
General and Administrative
For the three and nine months ended September 30, 2007 versus the comparable 2006 periods, general and administrative expenses increased by $412 and $1,532, respectively, primarily due to increases in compensation related costs and professional fees. Professional fees include auditing and consulting services associated with our real estate ownership as well as legal fees associated with our real estate operations.
W. P. Carey 9/30/2007 10-Q — 27

Depreciation and Amortization
For the three months ended September 30, 2007 and 2006, depreciation and amortization expense increased by $766, primarily from recent investment activity, which includes the CPA®:12 Acquisition in December 2006 and our self-storage acquisitions.
For the nine months ended September 30, 2007 and 2006, depreciation and amortization expense increased by $3,516 primarily due to recent investment activity as described above, which contributed $2,524 of the increase, as well as the acceleration of depreciation on certain Livho assets.
Property Expenses
For the three and nine months ended September 30, 2007 versus the comparable 2006 periods, property expenses increased by $392 and $692, respectively, primarily due to an increase in reimbursable tenant costs and other property related expenses in connection with our recent investment activity. Actual recoveries of reimbursable tenant costs are recorded as both revenue and expense and therefore have no impact on net income.
Other Real Estate Expenses
For the three and nine months ended September 30, 2007 versus the comparable 2006 periods, other real estate expenses increased $874 and $1,666, respectively, primarily due to operating expenses of our self-storage properties, which we began acquiring in December 2006.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have a non-controlling interest but exercise significant influence.
For the three and nine months ended September 30, 2007 versus the comparable 2006 periods, income from equity investments in real estate increased by $2,331 and $3,545, respectively, primarily due to recent investment activity and the recognition of an out of period adjustment in the third quarter of 2007 as described in Note 2.
Gain on Sale of Securities, Foreign Currency Transactions and Other, Net
For the three months ended September 30, 2007 and 2006, gain on sale of securities, foreign currency transactions and other, net increased by $772 primarily due to foreign currency translation gains. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. During both the three and nine months ended September 30, 2007, the average rate for the U.S. dollar in relation to the Euro was considerably weaker than during the comparable periods ended September 30, 2006, and as a result, we experienced a positive impact on our results of foreign operations for the current periods as compared to 2006.
For the nine months ended September 30, 2007 and 2006, gain on sale of securities, foreign currency transactions and other, net decreased by $4,316 primarily due to the recognition in May 2006 of a gain of $4,800 from the sale of our common stock holdings of Meristar Hospitality Corp. Impairment charges totaling $11,345 were recognized in prior periods to write down the value of this investment to its estimated fair value. As described above, this decrease was partially offset by foreign currency translation gains resulting from the weakening of the U.S. dollar as compared to the prior year.
Interest Expense
For the three and nine months ended September 30, 2007 versus the comparable 2006 periods, interest expense increased $1,223 and $2,826, respectively, primarily due to additional borrowings under our credit facilities which were used for investments and other recurring operating activities as well as the impact of new mortgage financing obtained in 2007 and 2006, including the mortgage obligations assumed in connection with the CPA®:12 Acquisition in December 2006.
Income from Continuing Operations
For the three months ended September 30, 2007 and 2006, income from continuing operations increased $2,595. Property level operating results, which benefited from recent investments including the CPA®:12 Acquisition and self-storage properties, foreign currency transaction gains and rent increases at existing properties, were primarily offset by an increase in interest expense as a result of increases in the amounts outstanding under our credit facilities. Income from continuing operations also benefited from the recognition of an out of period adjustment in the third quarter of 2007 as described in Note 2. These variances are described above.
For the nine months ended September 30, 2007 and 2006, income from continuing operations decreased $3,106 primarily due to the recognition in the second quarter of 2006 of a $4,800 gain on sale of our common stock holdings of Meristar Hospitality Corp. and an increase in interest expense of $2,826 as a result of increases in the amounts outstanding under our credit facilities. These decreases were partially offset by positive property level operating results and the recognition of an out of period adjustment in the third quarter of 2007 as described in Note 2. These variances are described above.
W. P. Carey 9/30/2007 10-Q — 28

Discontinued Operations
For the three months ended September 30, 2007, we incurred a loss from discontinued operations of $2,019 primarily due to the recognition of an impairment charge of $2,317 to reduce a domestic property’s carrying value to its estimated net sales proceeds. For the nine months ended September 30, 2007, we earned income from discontinued operations of $843 which is primarily comprised of lease termination revenue of $1,905 and a net gain of $962 from the sale of two domestic properties. These increases were partially offset by an impairment charge of $2,317 as described above.
For the three months ended September 30, 2006, we earned income from discontinued operations of $155. For the nine months ended September 30, 2006, we incurred a loss from discontinued operations of $4,048 primarily due to the recognition of impairment charges totaling $3,357.
Financial Condition
Uses of Cash during the Period
There has been no material change in our financial condition since December 31, 2006. Cash and cash equivalents totaled $17,068 as of September 30, 2007, a decrease of $5,040 from the December 31, 2006 balance. We believe that we will generate sufficient cash from operations and, if necessary, from the proceeds of limited recourse mortgage loans, unused capacity on our credit facility, unsecured indebtedness and the issuance of additional equity securities to meet our short-term and long-term liquidity needs. We assess our ability to access capital on an ongoing basis. Our use of cash during the period is described below.
Operating Activities — During the nine months ended September 30, 2007, a significant portion of our cash flows from operations were used to pay taxes totaling approximately $21,000 on revenue earned in the fourth quarter of 2006 in connection with the CPA®:12/14 Merger and deferred compensation totaling $6,625 in connection with CPA®:16 – Global achieving its performance criterion in June 2007. Existing cash resources and borrowings under our unsecured credit facility were used along with our cash flows from operations to fund distributions to shareholders of $53,432. Operating cash flow fluctuates on a quarterly basis due to factors that include the timing of the receipt of transaction-related revenue, the timing of certain compensation costs and tax payments and receipt of the annual installment of deferred acquisition revenue and interest thereon in the first quarter.
During the nine months ended September 30, 2007, we received revenue of $20,471 from providing asset-based management services on behalf of the CPA® REITs, exclusive of that portion of such revenue being satisfied by the CPA® REITs through the issuance of their restricted common stock rather than paying cash (see below). We also received revenue of $21,895 in connection with structuring investments on behalf of the CPA® REITs. In January 2007, we received an annual installment of deferred acquisition revenue from CPA®:14 and CPA®:15 totaling $16,701, including interest.
In June 2007, CPA®:16 – Global met its cumulative performance criterion and as a result we recognized previously deferred asset-based and structuring revenue totaling $45,919. CPA®:16 – Global paid us deferred asset-based revenue of $11,945 in July 2007 in the form of 1,194,549 shares of CPA®:16 – Global’s restricted common stock. CPA®:16 – Global will pay the deferred structuring revenue in annual installments of $28,259 in January 2008 (including accrued interest), $4,663 in January 2009 and $1,052 in January 2010.
For 2007, we have elected to continue to receive all performance revenue from the CPA® REITs as well as the asset management revenue payable by CPA®:16 – Global in restricted shares rather than cash. We expect that the election to receive restricted shares will continue to have a negative impact on cash flows during 2007, as this election is annual.
During the nine months ended September 30, 2007, our real estate ownership provided cash flows (contractual lease revenues, net of property-level debt service) of approximately $38,396. During this period, the properties we acquired from CPA®:12 generated lease revenue and cash flow, inclusive of minority interest, of approximately $3,564 and $2,998, respectively, and equity income of $755. This additional cash flow was partially offset by lower asset management revenue of approximately $975 as a result of CPA®:12 selling several properties to us and third parties in connection with the CPA®:12/14 Merger.
Investing Activities — Our investing activities are generally comprised of real estate transactions (purchases and sales) and capitalized property related costs. During the nine months ended September 30, 2007, we used $40,845 primarily to acquire several domestic self-storage properties. We also used $11,768 to make capital improvements to existing properties. Cash inflows during this period included distributions from equity investments in real estate in excess of equity income of $24,358 and net proceeds of $6,014 from the sale of two vacant domestic properties. Distributions from equity investments in real estate are primarily comprised of our share of the proceeds from a limited recourse mortgage obtained by a venture in which we have a 50% interest and distributions from the CPA® REITs. We received distributions from the CPA® REITs totaling $5,909 as a result of our ownership of shares in the CPA® REITs, with $2,878 included in cash flows from investing activities, representing an amount in excess of the income recognized on the
W. P. Carey 9/30/2007 10-Q — 29

CPA® REIT investments for financial reporting purposes. Investing activity also included lending $8,676 to an affiliate in connection with a mortgage defeasance. These funds were repaid by the affiliate during the period.
Financing Activities — During the nine months ended September 30, 2007, we paid distributions to shareholders of $53,432 and made scheduled mortgage principal payments totaling $13,854. We incurred gross borrowings of $123,700 and $20,080 on our unsecured and secured credit facilities, respectively, and obtained $6,603 of mortgage financing, which were used for several purposes in the normal course of business, including the acquisition of several self-storage properties. During this period, we made repayments of $67,000 on our unsecured facility which has increased overall by $56,700 since December 31, 2006. Included in the gross borrowings and repayments above is $28,000 borrowed under our new $250,000 unsecured credit facility which was used to repay our previous credit facility. In connection with our current share repurchase program, we repurchased shares totaling $21,104.
Summary of Financing
The table below summarizes our mortgage notes payable and credit facilities as of September 30, 2007 and 2006, respectively.

	September 30,
	2007	2006
Balance:
Fixed rate	$194,521	$200,366
Variable rate (1)	153,874	51,288

	$348,395	$251,654

Percent of total debt:
Fixed rate	56%	80%
Variable rate (1)	44%	20%

	100%	100%

Weighted average interest rate at end of period:
Fixed rate	6.42%	6.56%
Variable rate (1)	6.05%	4.31%

(1)	Included in variable rate debt as of September 30, 2007 is (i) $35,581 outstanding under our secured credit facility, (ii) $58,700 outstanding under our unsecured credit facility, and (iii) $45,927 in mortgage obligations which are currently fixed rate but which have interest rate reset features which may change the interest rates to then prevailing market fixed rates at certain points in their term.
Cash Resources
At September 30, 2007, our cash resources consisted of the following:

–	Cash and cash equivalents totaling $17,068. Of this amount $3,842, at current exchange rates, was held in foreign bank accounts and we could be subject to significant costs should we decide to repatriate these amounts;

–	Unsecured credit facility with unused capacity of up to $191,300, which may also be used to loan funds to our affiliates;

–	Secured credit facility with unused capacity of up to $69,419, available to a wholly owned subsidiary to finance self-storage acquisitions; and

–	We can also borrow against our currently unleveraged properties which have a carrying value of $244,137.

Borrowings under our lines of credit and against our unleveraged properties are subject to meeting certain financial ratios on our unsecured credit facility. Our cash resources can be used for working capital needs and other commitments and may be used for future investments. We continue to evaluate fixed-rate financing options, such as obtaining limited recourse financing on our unleveraged properties. Any financing obtained may be used for working capital objectives and may be used to pay down existing debt balances. A summary of our secured and unsecured credit facilities is provided below:

	September 30, 2007		December 31, 2006
	Outstanding	Maximum	Outstanding	Maximum
	Balance	Available	Balance	Available
Unsecured credit facility	$58,700	$250,000	$2,000	$175,000
Secured credit facility	35,581	105,000	15,501	105,000

	$94,281	$355,000	$17,501	$280,000

W. P. Carey 9/30/2007 10-Q — 30

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
The credit facility has an annual interest rate of either (i) LIBOR plus a spread which ranges from 75 to 120 basis points depending on our leverage or (ii) the greater of the lender’s prime rate and the Federal Funds Effective Rate plus 50 basis points. In addition, we pay an annual fee ranging between 12.5 and 20 basis points of the unused portion of the credit facility, depending on our leverage ratio. Based on our leverage at September 30, 2007, we pay interest at LIBOR plus 75 basis points and pay 12.5 basis points on the unused portion of the credit facility. The credit facility has financial covenants that among other things require us to maintain a minimum equity value and meet or exceed certain operating and coverage ratios. We are in compliance with these covenants as of September 30, 2007.
Secured credit facility
The secured credit facility matures in December 2008 and is collateralized by any self-storage real estate assets acquired by Carey Storage with proceeds from the facility. Advances from this facility bear interest at an annual fixed interest rate of 7.6% for the first month of borrowing and at an annual variable interest rate equal to the one-month LIBOR plus a spread which ranges from 175 to 235 basis points thereafter depending on the aggregate debt yield for the collateralized asset pool. At September 30, 2007 our interest rate was based on the one-month LIBOR plus 225 basis points. Advances can be prepaid at any time, however advances prepaid prior to March 8, 2008 are subject to a prepayment penalty of 1.25% of the principal amount of the loan being prepaid. This facility has financial covenants requiring Carey Storage, among other things, to meet or exceed certain operating and coverage ratios. Carey Storage is in compliance with these covenants as of September 30, 2007.
Cash Requirements
During the next twelve months, cash requirements will include paying distributions to shareholders, scheduled mortgage principal payments, including a mortgage balloon payment of $9,500 due in December 2007 and making distributions to minority partners, as well as other normal recurring operating expenses. We may also seek to use our cash to invest in new properties and maintain cash balances sufficient to meet working capital needs. We may issue additional shares in connection with investments when it is consistent with the objectives of the seller.
We have budgeted capital expenditures of $10,100 at various properties during the next twelve months. The capital expenditures will primarily be for tenant and property improvements in order to enhance a property’s cash flow or marketability for re-leasing or sale.
We expect to meet our capital requirements to fund future investments, any capital expenditures on existing properties and scheduled debt maturities on limited recourse mortgages through use of our cash reserves or unused amounts on our credit facilities.
Aggregate Contractual Agreements
The table below summarizes our contractual obligations as of September 30, 2007 and the effect that these obligations are expected to have on our liquidity and cash flow in future periods.

		Less than			More than
	Total	1 year	1—3 years	3—5 years	5 years
Mortgage notes payable — Principal	$254,114	$20,479	$60,909	$38,683	$134,043
Mortgage notes payable — Interest (1)	74,070	14,577	23,514	16,614	19,365
Unsecured credit facility — Principal	58,700	—	—	58,700	—
Unsecured credit facility — Interest (1)	13,542	3,616	7,232	2,694	—
Secured credit facility — Principal	35,581	—	35,581	—	—
Secured credit facility — Interest (1)	3,326	2,797	529	—	—
Deferred acquisition compensation due to affiliates — Principal	137	137	—	—	—
Deferred acquisition compensation due to affiliates — Interest	8	8	—	—	—
Operating leases (2)	25,649	2,689	5,436	5,689	11,835
Property improvements (3)	10,100	10,100	—	—	—
Other commitments (4)	480	480	—	—	—

	$475,707	$54,883	$133,201	$122,380	$165,243

(1)	Interest on variable rate debt obligations was calculated using the variable interest rate and balance outstanding as of September 30, 2007.
W. P. Carey 9/30/2007 10-Q — 31

(2)	Operating lease obligations consist primarily of the total minimum rents payable on the lease for our principal offices. We are reimbursed by affiliates for their share of the future minimum rents under an office cost-sharing agreement. These amounts are allocated among the entities based on gross revenues and are adjusted quarterly.

(3)	Represents remaining commitments to fund certain property improvements.

(4)	Represents a commitment to contribute capital to an investment in India.
Amounts related to our foreign operations are based on the exchange rate of the Euro at September 30, 2007.
We have employment contracts with certain senior executives. These contracts provide for severance payments in the event of termination under certain conditions including a change of control.
As of September 30, 2007, we have no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
We have investments in unconsolidated joint ventures that own single-tenant properties net leased to corporations. All of the underlying investments are owned with affiliates. Summarized financial information for these ventures (for the entire venture, not our proportionate share) at September 30, 2007 is presented below:

	Ownership		Total Third Party
Lessee	Interest	Total Assets	Debt	Maturity Date
The Retail Distribution Group	40%	$11,789	$5,540	9/2009
Federal Express Corporation	40%	50,886	41,547	1/2011
Information Resources, Inc.	33.33%	50,171	23,013	1/2011
Childtime Childcare, Inc.	33.93%	10,482	6,727	1/2011
Carrefour France, S.A.(1)(2)	45.81%	174,453	127,164	12/2014
Consolidated Systems, Inc.	60%	17,467	11,883	11/2016
Hellweg Die Profi-Baumarkte GmbH & Co. KG (1) (3)	5%	359,665	304,656	4/2017
Sicor, Inc. (4)	50%	17,249	35,350	7/2017
Medica - France, S.A. (1)(5)	45.81%	58,862	44,025	10/2017
Hologic, Inc.	36%	29,078	16,306	5/2023

		$780,102	$616,211

(1)	Amounts shown are based on the exchange rate of the Euro at September 30, 2007.

(2)	We reduced our interest in this venture to 45.81% from 49.63% in September 2007 as a result of a restructuring of ownership interests with an affiliate.

(3)	In April 2007, we acquired a 5% interest in a venture, the remaining interests in which are held by our affiliated CPA® REITs, which made a loan (the “note receivable”) to the holder of a 75.26% interest in a limited partnership (the “partner”) owning 37 properties throughout Germany at a total cost of $335,981. In connection with this transaction, the venture obtained limited recourse financing of $284,932 having a fixed annual rate of 5.49% per annum and a term of 10 years. All amounts are based on the exchange rate of the Euro at the date of acquisition. Under the terms of the note receivable, the venture will receive interest that approximates 75.26% of all income earned by the limited partnership, less adjustments.

(4)	In June 2007, this venture completed the refinancing of an existing $2,483 limited recourse mortgage with new limited recourse financing of $35,350 based on the appraised value of the underlying real estate of the venture and distributed the proceeds to the venture partners.

(5)	We increased our interest in this venture to 45.81% from 35% in September 2007 as a result of a restructuring of ownership interests with an affiliate.
W. P. Carey 9/30/2007 10-Q — 32

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(in thousands)
Market Risks
Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. In pursuing our business plan, the primary risks to which we are exposed are interest rate risk and foreign currency exchange risk. We are also exposed to market risk as a result of concentrations in certain tenant industries, including automotive related industries (see Current Developments and Trends).
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
At September 30, 2007, a significant portion (approximately 69%) of our long-term debt either bears interest at fixed rates or is currently at fixed rates but resets to the then prevailing market fixed rates at certain future points in their term. The fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed rate debt at September 30, 2007 ranged from 4.87% to 8.8%. The annual interest rates on our variable rate debt at September 30, 2007 ranged from 3.86% to 7.86%. Our debt obligations are more fully described in Financial Condition above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations.

	2007	2008	2009	2010	2011	Thereafter	Total	Fair value
Fixed rate debt	$11,329	$7,777	$34,794	$12,555	$25,712	$102,354	$194,521	$194,612
Variable rate debt	$798	$44,128	$3,817	$3,923	$62,792	$38,416	$153,874	$153,874
A change in interest rates of 1% would increase or decrease the combined fair value of our fixed rate debt by an aggregate of $9,141. Annual interest expense on our variable rate debt that does not currently bear interest at fixed rates would increase or decrease by $1,162 for each 1% change in annual interest rates. As more fully described in Summary of Financing above, a significant portion of the debt classified as variable rate debt in the tables above currently bears interest at fixed rates but has interest rate reset features which may change the interest rates to variable rates at certain points in their term. Such debt is generally not subject to short-term fluctuations in interest rates.
W. P. Carey 9/30/2007 10-Q — 33

Foreign Currency Exchange Rate Risk
We have foreign operations and transact business in Europe and as a result are subject to risk from the effects of exchange rate movements of the Euro, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the local currency. For the Euro we are a net receiver of the foreign currency (we receive more cash than we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the Euro. Net realized foreign currency translation gains were $63 and $40 for the three months ended September 30, 2007 and 2006, respectively and $105 and $142 for the nine months ended September 30, 2007 and 2006, respectively. Net unrealized foreign currency translation gains were $967 and $139 for the three months ended September 30, 2007 and 2006, respectively and $1,297 and $692 for the nine months ended September 30, 2007 and 2006, respectively. Such gains are included in the consolidated financial statements and are primarily due to changes in the Euro on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
Item 4. — Controls and Procedures
Disclosure Controls and Procedures
Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and acting chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives, and that future events may impact the effectiveness of a system of controls.
Our management, with the participation of our chief executive officer and acting chief financial officer, has conducted a review of our disclosure controls and procedures as of September 30, 2007. Based upon this review, our chief executive officer and acting chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2007 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
W. P. Carey 9/30/2007 10-Q — 34

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
Members of the United States Congress have proposed legislation that could, if enacted, preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules. If such legislation were to be enacted and to apply to us, we would incur a material increase in our tax liability and the market value of our shares could decline materially.
W. P. Carey 9/30/2007 10-Q — 35

Item 2. — Unregistered Sales Of Equity Securities And Use Of Proceeds
Issuer Purchases of Equity Securities

				Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2007 Period	shares purchased(1)	paid per share	plans or programs(1)	plans or programs (1)
July	83,500	$31.45	83,500	$15,336
August	284,038	30.89	284,038	6,561
September	242,455	31.61	242,455	18,896

Total	609,993

(1)	In September 2007, our board of directors approved the repurchase of an additional $20,000 of our stock under our share repurchase program. The board also approved an extension of this program from December 31, 2007 to March 31, 2008. Under this program, we may now repurchase up to $40,000 of our common stock in the open market through March 31, 2008 as conditions warrant. Through September 30, 2007 we repurchased shares totaling $21,104 under this program.
Item 6. — Exhibits

Exhibit No.	Description	Method of Filing
10.1	Amended and Restated Advisory Agreement dated September 30, 2007 between Corporate Property Associates 14 Incorporated and Carey Asset Management Corp.	Filed herewith
10.2	Second Amended and Restated Advisory Agreement dated September 30, 2007 between Corporate Property Associates 15 Incorporated and Carey Asset Management Corp.	Filed herewith
10.3	Third Amended and Restated Advisory Agreement dated September 30, 2007 between Corporate Property Associates 16 – Global Incorporated and Carey Asset Management Corp.	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32	Chief Executive Officer and Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
W. P. Carey 9/30/2007 10-Q — 36

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey & Co. LLC

Date 11/9/2007	By:	/s/ Mark J. DeCesaris

Mark J. DeCesaris
Managing Director and acting Chief Financial Officer
(acting Principal Financial Officer)

Date 11/9/2007	By:	/s/ Thomas Ridings

Thomas Ridings
Executive Director and Chief Accounting Officer
(Principal Accounting Officer)
W. P. Carey 9/30/2007 10-Q — 37