Form 10-K
period 2007-12-31
CAREY W P & CO LLC
filed 2008-02-29
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Listed Shares, No Par Value
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this report, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2007, the aggregate market value of the registrants’ Listed Shares held by non-affiliates was $867,710,563.
As of February 22, 2008, there are 39,314,671 Listed Shares of registrant outstanding.
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements
This annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan” or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, those described below in Item 1A – Risk Factors. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved.
As used in this annual report on Form 10-K, the terms “we,” “us” and “our” include W. P. Carey & Co. LLC, its consolidated subsidiaries and predecessors, unless otherwise indicated.
W. P. Carey 2007 10-K – 1

PART I
Financial information in this report is in thousands except share and per share amounts.
Item 1. Business.
(a) General Development of Business
Overview:
We are a provider of long-term net lease financing for companies worldwide. We invest primarily in commercial properties that are each triple-net leased to single corporate tenants, domestically and internationally, and earn revenue as the advisor to publicly owned, non-traded real estate investment trusts (“CPA® REITs”) sponsored by us that invest in similar properties. We are currently the advisor to the following CPA® REITs: Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 15 Incorporated (“CPA®:15”), Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global”) and Corporate Property Associates 17 – Global Incorporated (“CPA®:17 – Global”), and were the advisor to Corporate Property Associates 12 Incorporated (“CPA®:12”) until its merger with CPA®:14 in 2006. We also hold ownership interests in these CPA® REITs.
Our real estate investment portfolio, as well as those of the CPA® REITs we advise, consists primarily of single-tenant commercial real property. Generally, we place primary emphasis on the creditworthiness of the tenant but we also fully evaluate the underlying real estate. Our leases generally are full recourse obligations of the tenant or its affiliates, and place the economic burden of ownership largely on the tenant by requiring it to pay the costs of maintenance, insurance, taxes, structural repairs and other operating expenses (referred to as triple-net leases).
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
Under advisory agreements that we have with each of the CPA® REITs, we perform services and earn asset management revenue related to the day-to-day management of the CPA® REITs and provide transaction-related services and earn structuring revenue in connection with structuring and negotiating real estate and real estate related investments and mortgage financing on their behalf. In addition, we provide further services and earn revenue when each CPA® REIT is liquidated. We are also reimbursed for certain costs incurred in providing services, including broker-dealer commissions paid on behalf of the CPA® REITs, marketing costs and the cost of personnel provided for the administration of the CPA® REITs. As a result of electing to receive certain payments for services in shares, we also hold ownership interests in the CPA® REITs.
We were formed as a limited liability company under the laws of Delaware on July 15, 1996. Since January 1, 1998, we have been consolidated with, and wholly own, nine Corporate Property Associates limited partnerships and their successors. Our shares began trading on the New York Stock Exchange in 1998, under the symbol “WPC.” As a limited liability company, we are not subject to federal income taxation as long as we satisfy certain requirements relating to our operations and pass through any tax liabilities or benefits to our shareholders; however, certain of our subsidiaries engaged in investment management operations are subject to federal, state and local income taxes and certain subsidiaries may be subject to foreign taxes.
Our principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and our telephone number is (212) 492-1100. As of December 31, 2007, we employed 135 individuals through our wholly-owned subsidiaries.
W. P. Carey 2007 10-K – 2

Significant Developments During 2007
Managed Portfolio Update:
Acquisition / Disposition Activity – We earn revenue from the acquisition and disposition of properties on behalf of the CPA® REITs. The revenue we earn from the disposition of assets is recognized upon liquidation of a CPA® REIT’s portfolio. During the year ended December 31, 2007, we structured investments totaling approximately $1,095,000 on behalf of the CPA® REITs. Approximately 55% of these investments were for international transactions. During 2007, we sold several properties on behalf of the CPA® REITs for approximately $145,000, net of selling costs.
CPA®:16 – Global Performance Criterion – In June 2007, CPA®:16 – Global met its performance criterion (a non-compounded cumulative distribution return of 6% per annum), as defined in its advisory agreement, and as a result, we recognized previously deferred revenue totaling $45,919 (consisting of asset-based revenue of $11,945, structuring revenue of $31,674 and interest income on the previously deferred structuring revenue of $2,300). In addition, as a result of CPA®:16 – Global meeting its performance criterion, we recognized and paid to certain employees incentive and commission compensation of $6,191 and interest thereon of $434 that had previously been deferred.
We received the deferred asset-based revenue of $11,945 in July 2007 from CPA®:16 – Global in the form of 1,194,549 shares of CPA®:16 – Global’s restricted common stock while the deferred structuring revenue of $31,674 and interest thereon of $2,300 is due to us in cash in annual installments beginning in January 2008. We received the first installment of $28,259 in January 2008 (including accrued interest). CPA®:16 – Global will pay the remaining deferred structuring revenue of $4,663 in January 2009 and $1,052 in January 2010. Interest will accrue on amounts outstanding at the rate of 5% per annum.
CPA®:17 – Global – In February 2007, we formed CPA®:17 – Global, an affiliated REIT, for the purpose of investing in a diversified portfolio of income-producing commercial properties and other real estate related assets, both domestically and outside the United States. In November 2007, the SEC declared the registration statement to raise up to $2,475,000 of common stock of CPA®:17 – Global (including up to $475,000 under its distribution reinvestment and stock purchase plan) effective. We commenced fundraising for CPA®:17 – Global in late December 2007. Through February 27, 2008, we have raised $39,922 on CPA®:17 – Global’s behalf.
Company and Owned Portfolio Update:
SEC Investigation – As we have previously disclosed, in 2004 the staff of the U.S. Securities and Exchange Commission began investigating whether, in connection with a public offering of shares of CPA®:15 in late 2002 and early 2003, Carey Financial, LLC (“Carey Financial”), our wholly-owned broker-dealer subsidiary, sold such shares without an effective registration statement, and whether that and other registration statements and prospectuses of REITs managed by us contained material misrepresentations and omissions, including with respect to payments made by certain of the REITs in the 2000-03 period to broker-dealers that distributed the REITs’ shares. We and Carey Financial have now reached an agreement in principle with the staff of the SEC to settle all matters relating to this investigation. See Item 3 – Legal Proceedings for a discussion of this investigation.
Acquisition Activity – During 2007, we entered into an investment in Poland for $13,905. In addition, we also acquired interests in two joint ventures that purchased properties in Germany. Our contribution to these equity investments totaled $42,770. We account for our interests in the joint ventures under the equity method of accounting.
During 2007, our subsidiary Carey Storage acquired seven domestic self-storage properties totaling $35,000. These acquisitions were funded in part through borrowings totaling $20,080 under Carey Storage’s secured credit facility.
Disposition Activity – During 2007, we sold several properties for approximately $46,000, net of selling costs and, in addition, received lease termination proceeds of $1,905. In connection with these sales, we recorded a net gain of $15,827, exclusive of the recognition of an impairment charge in 2007 of $2,317 to reduce a property’s carrying value to its estimated net sales proceeds and impairment charges of $2,687 recognized in prior years.
Credit Facility – In June 2007, we entered into an unsecured credit facility for a $250,000 revolving line of credit to replace our previous $175,000 line of credit that was due to expire in July 2007. The credit facility, which matures in June 2011, can be increased to up to $300,000 upon satisfaction of certain conditions. We used $28,000 of funds from this facility to repay our previous credit facility.
Corporate Restructuring – In October 2007, we completed our restructuring plan by transferring our real estate assets from a wholly owned subsidiary into a newly formed wholly owned REIT subsidiary. This restructuring is intended to simplify tax reporting for our
W. P. Carey 2007 10-K – 3

shareholders and has no impact on the presentation of financial results. The use of a REIT subsidiary should also provide beneficial tax treatment to certain types of investors, including certain tax exempt investors and individuals investing through tax deferred accounts such as IRAs.
Share Repurchase Program – In June 2007, our Board of Directors approved a $20,000 share repurchase program. In September 2007, our board approved the repurchase of up to an additional $20,000 of our stock under this share repurchase program. Under this program, we may now repurchase up to $40,000 of our common stock in the open market through March 31, 2008 as conditions warrant. Through December 31, 2007, we repurchased shares totaling $25,525 under this program.
Financing Activity – In connection with our investment activity, one of the German joint ventures obtained non-recourse mortgage financing at a rate and term of 5.5% and 10 years, respectively. Our share of this financing is $14,247. In addition, in June 2007, one of our joint ventures refinanced its mortgage obligation and distributed the proceeds to the venture partners. Our share of the new financing, which carries a fixed annual interest rate of 6.2% and which matures in July 2017, is $17,675.
Directors and Senior Management – Trevor Bond was appointed to the Board of Directors in April 2007 and elected to the board at the annual shareholders’ meeting in June 2007 and is serving as an independent director. Robert Mittelstaedt was elected to the Board of Directors in June 2007 at the annual shareholders’ meeting and is serving as an independent director. In June 2007, Thomas Ridings, an executive director, was appointed chief accounting officer.
(b) Financial Information About Segments
Refer to Note 16 in the accompanying consolidated financial statements for financial information about segments.
(c) Narrative Description of Business
Business Objectives and Strategy
Our objective is to increase shareholder value and earnings through expansion of our investment management operations and prudent management of our owned real estate assets. We will continue to own real estate properties as long as we believe ownership helps us attain our objectives.
We have two primary business segments, investment management and real estate ownership. These segments are each described below.
Investment Management
We earn revenue as the advisor to the CPA® REITs, each of which we formed and initially offered to the public. Under the advisory agreements with the CPA® REITs, we perform various services, including but not limited to the day-to-day management of the CPA® REITs and transaction-related services.
Because of limitations on the amount of non-real estate related income that may be earned by a limited liability company that is taxed as a publicly traded partnership, our Investment Management operations are currently conducted primarily by taxable corporate subsidiaries.
We are currently exploring alternatives for expanding our Investment Management operations beyond advising the CPA® REITs. Any such expansion could involve the purchase of properties or other investments as principal, with the intention of transferring such investments to a newly created fund, as well as the sponsorship of one or more funds to make investments other than primarily net lease investments.
Asset Management Revenue
Generally, we earn asset management revenues based on a percentage of average invested assets for each CPA® REIT, with additional revenues (“performance revenue”) being contingent upon specific performance criteria for each CPA® REIT (generally, the payment of a specified cumulative distribution return to shareholders). For CPA®:14, CPA®:15 and CPA®:16 – Global, asset management revenues and performance revenues total 1% per annum. For CPA®:17 – Global, asset management revenues will be 1/2 of 1% per annum of average market value for long-term net leased properties and certain other assets and 1.5% to 1.75% of average equity value for certain types of real-estate related loans and marketable real estate securities. In addition, through a subsidiary which intends to qualify as a REIT, we may receive up to 10% of distributions of available cash made by CPA®:17 – Global’s operating partnership subsidiary which we would include in our investment management segment for financial reporting purposes. We seek to increase our base asset management and performance revenue by increasing assets under management, both as
W. P. Carey 2007 10-K – 4

the CPA® REITs make new investments and from organizing new investment entities. Such revenue may also increase, or decrease, based on changes in the value of the assets of the individual CPA® REITs. Real property asset valuations are performed annually by a third party, beginning for each CPA® REIT generally three years after completion of its public offering. Assets under management, and the resultant revenue earned by us, may also decrease if investments are disposed of, either individually or in connection with the liquidation of a CPA® REIT. The advisory agreements allow us to elect to receive restricted stock for any revenue due from a CPA® REIT.
Structuring Revenue
In connection with structuring and negotiating investments and related mortgage financing for the CPA® REITs, the advisory agreements provide for acquisition revenue based on the cost of investments. Under each of the advisory agreements, we may charge acquisition revenue of up to an average of 4.5% of the total cost of all long-term net lease investments made by each CPA® REIT. A portion of this revenue (generally 2.5%) is paid when the transaction is completed while the remainder (generally 2%) is payable in equal annual installments ranging from three to eight years, subject to the relevant CPA® REIT meeting its performance criterion. For CPA®:17 – Global, total acquisition revenue for long-term net leased investments is essentially the same. (For certain types of non-long term net lease investments made by CPA®:17 – Global, a lower acquisition revenue schedule may apply.) Unpaid installments bear interest at annual rates ranging from 5% to 6%. The amount of this revenue is primarily dependent on the volume of new investments, which is affected by numerous factors, including general economic, market and competitive conditions, and may be subject to considerable fluctuation from period to period. In addition, we may be entitled to loan refinancing revenue of up to 1% of the principal amount refinanced. This loan refinancing revenue, together with the acquisition revenue, is referred to as structuring revenue.
Other Revenue
We may also earn revenue related to the disposition of properties, subject to subordination provisions, which will only be recognized as the relevant conditions are met. Such revenue may include subordinated disposition revenue of no more than 3% of the value of any assets sold, payable only after shareholders have received back their initial investment plus a specified preferred return, and subordinated incentive revenue of 15% of the net cash proceeds distributable to shareholders from the disposition of properties, after recoupment by shareholders of their initial investment plus a specified preferred return. We may also, in connection with the termination of the advisory agreement for CPA®:14, CPA®:15 and CPA®:16 – Global, be entitled to a termination payment based on the amount by which the fair value of a CPA® REIT’s properties, less indebtedness, exceeds investors’ capital plus a specified preferred return. CPA®:17 – Global, upon certain terminations, has the right, but not the obligation, beginning two years after the start of its operations, to repurchase our interest in its operating partnership at its then fair market value. We will not receive a termination payment in circumstances where we receive subordinated incentive revenue. In current and past years we have earned substantial disposition and incentive or termination revenue in connection with providing liquidity to CPA® REIT shareholders. In general, we begin evaluating liquidity alternatives for CPA® REIT shareholders about eight years after a CPA® REIT has substantially invested the net proceeds received in its initial public offering. These liquidity alternatives may include listing the CPA® REIT’s shares on a national securities exchange or including them for quotation on Nasdaq, selling the assets of the CPA® REIT or merging the affected CPA® REIT with another entity, which could include another CPA® REIT. However, the timing of liquidity events depends on market conditions and may also depend on other factors, including approval of the proposed course of action by the independent directors, and in some instances the shareholders, of the affected CPA® REIT, and may occur well after the eighth anniversary of the completion of an offering. Because of these factors, CPA® REIT liquidity events have not typically taken place every year. In consequence, given the relatively substantial amounts of disposition revenue, as compared with the ongoing revenue earned from asset management and structuring investments, income from this business segment may be significantly higher in those years where a liquidity event takes place. As CPA®:14 was substantially fully invested in 2000, we have begun discussing liquidity alternatives with the Board of Directors of CPA®:14. However, no decisions have been reached by that board and there can be no assurances that a liquidity event for CPA®:14 will occur in the near future.
We are also reimbursed by our affiliates for certain costs, primarily broker-dealer commissions paid on behalf of the CPA® REITs and marketing and personnel costs. We are also reimbursed by the CPA® REITs for many of our costs associated with the evaluation of transactions on behalf of the CPA® REITs that are not completed. Marketing and personnel costs are apportioned based on the assets of each entity. These reimbursements may be substantial. These reimbursements, together with asset management revenue payable by a specific CPA® REIT, may be subject to deferral or reduction if they exceed a specified percentage of that CPA® REIT’s income or invested assets.
Equity Investments in CPA® REITs
As discussed above, we may elect to receive certain of our revenues from the CPA® REITs in restricted shares of those entities. As of December 31, 2007, we owned 2.9% of the outstanding shares of CPA®:16 – Global, 4.5% of the outstanding shares of CPA®:15 and 6.6% of the outstanding shares of CPA®:14. As a result of our election to receive asset management revenue for 2008 in restricted shares of these entities, we expect our ownership percentages to increase in 2008. We account for these investments under the equity
W. P. Carey 2007 10-K – 5

method of accounting, pursuant to which we include in equity investments in real estate our proportionate share of the net income of each of these entities. We also receive distributions on these shares from the CPA® REITs, and include any distributions in excess of equity income in our cash flows from investing activities.
Real Estate Ownership
We invest in commercial properties that are leased to companies domestically and internationally, primarily on a single-tenant, triple-net leased basis. While our acquisition of new properties is constrained by our obligation to provide a continuing and suitable investment program to the CPA® REITs, we seek to maximize the value of our existing portfolio through prudent management of our real estate assets, which may involve follow-on transactions, dispositions and favorable lease modifications, as well as refinancing of existing debt. In connection with providing liquidity alternatives to CPA® REIT shareholders, we may acquire additional properties from the liquidating CPA® REIT, as we did during 2006. We have also acquired properties and interests in properties through tax-free exchanges and as part of joint ventures with the CPA® REITs. We may also, in the future, seek to increase our portfolio by making investments, including non-net lease investments and including investments in emerging markets, that may not meet the investment criteria of the CPA® REITs, particularly investments that are not current-income oriented. See Our Portfolio section below for an analysis of our portfolio as of December 31, 2007.
The Investment Strategies, Financing Strategies, Asset Management, Competition and Environmental Matters sections described below pertain to both our Investment Management and Real Estate Ownership.
Investment Strategies
As discussed above, our property acquisitions in recent years have generally been made on behalf of the CPA® REITs. The following description of our investment process applies to investments we make on behalf of the CPA® REITs. In general, we would expect to follow a similar process in connection with any investments in triple-net lease, single-tenant commercial properties we may make directly, but we are not required to do so.
In analyzing potential investments, we review all aspects of a transaction, including tenant and real estate fundamentals, to determine whether a potential investment and lease can be structured to satisfy the CPA® REITs’ investment criteria. In evaluating net lease transactions, we generally consider, among other things, the following aspects of each transaction:
Tenant/Borrower Evaluation – We evaluate each potential tenant or borrower for its creditworthiness, typically considering factors such as management experience, industry position and fundamentals, operating history, and capital structure, as well as other factors that may be relevant to a particular investment. We seek opportunities in which we believe the tenant may have a stable or improving credit profile or credit potential that has not been recognized by the market. In evaluating a possible investment, the creditworthiness of a tenant or borrower often will be a more significant factor than the value of the underlying real estate, particularly if the underlying property is specifically suited to the needs of the tenant; however, in certain circumstances where the real estate is attractively valued, the creditworthiness of the tenant may be a secondary consideration. Whether a prospective tenant or borrower is creditworthy will be determined by us or the investment committee. Creditworthy does not mean “investment grade.”
Properties Important to Tenant/Borrower Operations – We generally will focus on properties that we believe are essential or important to the ongoing operations of the tenant. We believe that these properties provide better protection in the event of a bankruptcy, since a tenant/borrower is less likely to risk the loss of a mission critical lease or property in a bankruptcy proceeding.
Diversification – We attempt to diversify the CPA® REIT portfolios to avoid dependence on any one particular tenant, borrower, collateral type, geographic location or tenant/borrower industry. By diversifying these portfolios, we seek to reduce the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region. Because of the emphasis we have placed on property acquisitions on behalf of the CPA® REITs, we have not endeavored to maintain any particular standard of diversity in our own portfolio.
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
Collateral Evaluation – We review the physical condition of the property, and conduct a market evaluation to determine the likelihood of replacing the rental stream if the tenant defaults, or of a sale of the property in such circumstances. We also generally will conduct, or require the seller to conduct, Phase I or similar environmental site assessments (including a visual inspection for the
W. P. Carey 2007 10-K – 6

potential presence of asbestos) in an attempt to identify potential environmental liabilities associated with a property prior to its acquisition. If potential environmental liabilities are identified, we generally require that identified environmental issues be resolved by the seller prior to property acquisition or, where such issues cannot be resolved prior to acquisition, require tenants contractually to assume responsibility for resolving identified environmental issues post-closing and indemnify us against any potential claims, losses or expenses arising from such matters. Although we generally rely on our own analysis in determining whether to make an investment on behalf of the CPA® REITs, each real property purchased by them will be appraised by a third party appraiser that is independent of ourselves, prior to acquisition. The contractual purchase price (plus acquisition fees for properties acquired on behalf of the CPA® REITs) for a real property we acquire on behalf of a CPA® REIT will not exceed its appraised value. The appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the lessee’s credit and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property if sold may be greater or less than the appraised value. In cases of special purpose real estate, a property is examined in light of the prospects for the tenant/borrower’s enterprise and the financial strength and the role of that asset in the context of the tenant’s overall viability. Operating results of properties and other collateral may be examined to determine whether or not projected income levels are likely to be met. We will also consider factors particular to the laws of foreign countries, in addition to the risks normally associated with real property investments, when considering an investment outside the United States.
Transaction Provisions that Enhance and Protect Value – We will attempt to include provisions in the leases that require our consent to specified tenant activity, require the tenant to provide indemnification protections, or require the tenant to satisfy specific operating tests. These provisions may help protect an investment from changes in the operating and financial characteristics of a tenant that may affect its ability to satisfy its obligations to the CPA® REIT or reduce the value of the investment. We may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a guaranty of obligations from the tenant’s corporate parent or a letter of credit. This credit enhancement, if obtained, provides additional financial security. However, in markets where competition for net lease transactions is strong, some or all of these provisions may be difficult to negotiate. In addition, in some circumstances, tenants may require a right to purchase the property leased by the tenant. The option purchase price is generally the greater of the contract purchase price and the fair market value of the property at the time the option is exercised.
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
As other opportunities arise, we may also seek to expand the CPA® REIT portfolios to include other types of real estate-related investments, such as the following:
–	equity investments in real properties that are not long-term net leased to a single tenant and may include partially leased properties, multi-tenanted properties, vacant or undeveloped properties and properties subject to short-term net leases, among others;

–	mortgage loans secured by commercial real properties;

–	subordinated interests in first mortgage real estate loans, or B Notes;

–	mezzanine loans related to commercial real estate that is senior to the borrower’s equity position but subordinated to other third-party financing;

–	commercial mortgage-backed securities, or CMBS; and

–	equity and debt securities (including preferred equity and other higher-yielding structured debt and equity investments) issued by companies that are engaged in real-estate related businesses including other REITs.
To date, our investments on behalf of the CPA® REITs have not included significant amounts of these types of investments.
Investment Committee – We have an investment committee that provides services to the CPA® REITs and may provide services to us. Our investment department, under the oversight of our Chief Investment Officer, is primarily responsible for evaluating, negotiating and structuring potential investment opportunities. Before a property is acquired by a CPA® REIT, the transaction is reviewed by the investment committee. The investment committee is not directly involved in originating or negotiating potential investments, but instead functions as a separate and final step in the investment process. We place special emphasis on having experienced individuals serve on our investment committee and, subject to limited exceptions, generally do not invest in a transaction on behalf of the CPA® REITs unless the investment committee approves it. In addition, the investment committee may at the request of our Board of Directors or executive committee also review any initial investment in which we propose to engage directly, although it is not required to do so. Our Board of Directors or executive committee may also determine that certain investments that may not meet the CPA® REITs’ investment criteria (particularly transactions in emerging markets and investments that are not current income oriented) may be acceptable to us. For transactions that meet the investment criteria of more than one CPA® REIT, the chief
W. P. Carey 2007 10-K – 7

investment officer has discretion as to which CPA® REIT or REITs will hold the investment. In cases where two or more CPA® REITs (or one or more CPA® REITs and us) will hold the investment, the independent directors of each CPA® REIT investing in the property must also approve the transaction.
The following people currently serve on the investment committee:
–	Nathaniel S. Coolidge – Former senior vice president and head of the bond and corporate finance department of John Hancock Mutual Life Insurance (currently known as John Hancock Life Insurance Company). Mr. Coolidge’s responsibilities included overseeing its entire portfolio of fixed income investments.

–	Trevor P. Bond – Co-founder of Credit Suisse’s real estate equity group. Currently managing member of private investment vehicle, Maidstone Investment Co., LLC.

–	Frank J. Hoenemeyer – Former vice chairman and chief investment officer of the Prudential Insurance Company of America. As chief investment officer, he was responsible for all of Prudential Insurance Company of America’s investments including stocks, bonds and real estate.

–	Dr. Lawrence R. Klein – Currently serving as professor emeritus of economics and finance at the University of Pennsylvania and its Wharton School. Recipient of the 1980 Nobel Prize in economic sciences and former consultant to both the Federal Reserve Board and the President’s Council of Economic Advisors.

–	George E. Stoddard – Former officer-in-charge of the direct placement department of The Equitable Life Assurance Society of the United States and our former chief investment officer.

–	Dr. Karsten von Köller – Currently chairman of Lone Star Germany GmbH and deputy chairman of the supervisory board of Corealcredit Bank AG.
Each of these individuals, other than Mr. Hoenemeyer, also serves as a member of our Board of Directors.
We are required to use our best efforts to present a continuing and suitable investment program to the CPA® REITs but we are not required to present to the CPA® REITs any particular investment opportunity, even if it is of a character which, if presented, could be taken by one or more of the CPA® REITs.
Self-Storage Investments
In November 2006, we formed a subsidiary (“Carey Storage”), for the purpose of investing in self-storage real estate properties and their related businesses within the United States. In December 2006, we contributed $5,012 in cash for equity interests in Carey Storage and loaned Carey Storage $5,900. In December 2006, Carey Storage began acquiring domestic self-storage properties using a portion of the proceeds from our contribution and loan along with borrowings under its $105,000 secured credit facility. We are evaluating raising third party capital in connection with these investments. See Real Estate Ownership for further discussion of our self-storage investments.
Carey Storage has an investment committee that evaluates and approves new transactions. This committee is currently comprised of John Miller, our chief investment officer, and Reginald Winssinger, an independent director. Carey Storage’s results of operations are included in other real estate income and other real estate expenses in the accompanying consolidated financial statements. If we raise third party capital for Carey Storage, the results of operations of Carey Storage may be reclassified from our real estate ownership segment to our investment management segment. We currently expect that we would then seek to liquidate the self-storage investments as a whole within five to seven years thereafter.
W. P. Carey 2007 10-K – 8

Our Portfolio
As of December 31, 2007, we own and manage over 850 commercial properties domestically and internationally including our own portfolio. Our owned portfolio is comprised of our full or partial ownership interest in 176 commercial properties net leased to 98 tenants and totaling approximately 17 million square feet (on a pro rata basis) with an occupancy rate of 97%. We also own 13 domestic self-storage properties totaling approximately 0.9 million square feet.
Our portfolio has the following property and lease characteristics:
Geographic Diversification
Information regarding the geographic diversification of our properties as of December 31, 2007 is set forth below:

	Consolidated Investments		Equity Investments in Real Estate(b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Region	Revenue(a)	Lease Revenue	Revenue(a)	Lease Revenue
United States
South	$28,919	35%	$2,915	12%
West	20,146	25	1,941	8
Midwest	15,527	19	2,355	9
East	9,669	12	2,141	9

Total U.S.	74,261	91	9,352	38

International
Europe	7,001	9	15,407	62

Total	$81,262	100%	$24,759	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2007.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2007 from equity investments in real estate.
Property Diversification
Information regarding our property diversification as of December 31, 2007 is set forth below:

	Consolidated Investments		Equity Investments in Real Estate(b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Property Type	Revenue(a)	Lease Revenue	Revenue(a)	Lease Revenue
Industrial	$31,222	38%	$5,254	21%
Office	27,865	34	5,544	23
Warehouse/Distribution	11,810	15	10,236	41
Retail	6,239	8	–	–
Other Properties	4,126	5	3,725	15

Total	$81,262	100%	$24,759	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2007.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2007 from equity investments in real estate.
W. P. Carey 2007 10-K – 9

Tenant Diversification
Information regarding our tenant diversification as of December 31, 2007 is set forth below:

	Consolidated Investments		Equity Investments in Real Estate(b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Tenant Industry(c)	Revenue(a)	Lease Revenue	Revenue(a)	Lease Revenue
Telecommunications	$11,947	15%	$–	–%
Business and Commercial Services	11,466	14	1,863	8
Retail Stores	6,855	8	9,796	39
Electronics	5,677	7	1,194	5
Automobile	5,284	7	–	–
Aerospace and Defense	4,892	6	–	–
Beverages, Food and Tobacco	4,747	6	383	1
Forest Products and Paper	4,414	5	–	–
Transportation – Personal	3,962	5	–	–
Healthcare, Education and Childcare	3,854	5	5,397	22
Consumer Non-Durable Goods	3,620	5	–	–
Consumer and Durable Goods	2,176	3	–	–
Media: Printing and Publishing	1,941	2	–	–
Chemicals, Plastics, Rubber and Glass	1,750	2	–	–
Machinery	771	1	2,401	10
Transportation – Cargo	307	–	2,777	11
Other (d)	7,599	9	948	4

Total	$81,262	100%	$24,759	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2007.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2007 from equity investments in real estate.

(c)	Based on the Moody’s classification system and information provided by the tenant.

(d)	Includes revenue from tenants in banking, construction, governmental, grocery, hotels, leisure, mining and textiles industries.
Lease Expirations
As of December 31, 2007, lease expirations of our properties are as follows:

	Consolidated Investments		Equity Investments in Real Estate(b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Year of Lease Expiration	Revenue(a)	Lease Revenue	Revenue(a)	Lease Revenue
2008	$4,949	6%	$–	–%
2009	10,901	13	383	2
2010	14,770	18	3,209	13
2011	9,370	12	8,483	34
2012	5,523	7	1,314	5
2013	6,224	8	1,863	8
2014	10,249	13	–	–
2015	5,800	7	–	–
2016	1,149	1	516	2
2017	2,403	3	–	–
2018 - 2022	8,875	11	5,642	23
2023 - 2027	1,049	1	3,349	13

Total	$81,262	100%	$24,759	100%

W. P. Carey 2007 10-K – 10

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2007.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2007 from equity investments in real estate.
Financing Strategies
Consistent with our investment policies, we use leverage when available on favorable terms. In addition to obtaining non-recourse mortgage debt for new investments, we also have secured and unsecured credit facilities that can be used in connection with refinancing existing debt and making new investments, as well as to meet other working capital needs. Our secured and unsecured credit facilities are discussed in detail in the Cash Resources section of Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Substantially all of our mortgages, as well as those of the CPA® REITs, are non-recourse and bear interest at fixed rates. We may refinance properties or defease a loan when a decline in interest rates makes it profitable to prepay an existing mortgage, when an existing mortgage matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing, if any, and/or an increase in property ownership if some refinancing proceeds are reinvested in real estate. The prepayment of loans may require us to pay a yield maintenance premium to the lender in order to pay off a loan prior to its maturity.
A lender on non-recourse mortgage debt generally has recourse only to the property collateralizing such debt and not to any of our other assets, while full recourse financing would give a lender recourse to all of our assets. The use of non-recourse debt, therefore, helps us to limit the exposure of all of our assets to any one debt obligation.
Asset Management
We believe that effective management of our assets is essential to maintain and enhance property values. Important aspects of asset management include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling properties and knowledge of the bankruptcy process.
We monitor, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. For international compliance, we often rely on third party asset managers. We review financial statements of tenants and undertake regular physical inspections of the condition and maintenance of properties. Additionally, we periodically analyze each tenant’s financial condition, the industry in which each tenant operates and each tenant’s relative strength in its industry.
Segments
We have two operating segments, investment management and real estate ownership. The investment management segment derives substantially all of its revenues from the affiliated CPA® REITs. While no tenant at any of our consolidated investments represented more than 7% of our total lease revenues from our real estate ownership during 2007, a joint venture that leases property to Carrefour France, S.A. earned lease revenue of $19,061. We have a 46% interest in this joint venture.
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
We face active competition for investment opportunities in commercial properties net leased to major corporations both domestically and internationally from many sources, including insurance companies, credit companies, pension funds, private individuals, financial institutions, finance companies and investment companies. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. We believe that our management’s experience in real estate, credit underwriting and transaction structuring should allow us to compete effectively for commercial properties. However, competitors may be willing to accept rates of return, lease terms, other transaction terms or levels of risk that we may find unacceptable. In addition, the investment committee’s evaluation of the acceptability of rates of return on behalf of the CPA® REITs is affected by such factors as the cost of raising capital, the amount of revenue that the CPA® REITs must pay us and the performance hurdle rates of the relevant CPA® REITs.
W. P. Carey 2007 10-K – 11

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
While we typically engage third parties to perform assessments of potential environmental risks when evaluating a new acquisition of property, no assurance can be given that we have performed such assessments on all of our or the CPA® REITs’ properties, or that the environmental assessments we do perform will disclose all potential environmental liabilities. We or the CPA® REITs may purchase a property that contains hazardous materials in the building, or that is known to have or be near soil or groundwater contamination. In addition, new environmental conditions, liabilities or compliance concerns may arise or be discovered during our or the CPA® REITs’ ownership.
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
Item 1A. Risk Factors.
Our business, results of operations, financial condition or our ability to pay distributions at the current rate could be materially adversely affected by the conditions below. The risk factors may have affected, and in the future could affect, our actual operating and financial results and could cause such results to differ materially from those in any forward-looking statements. You should not consider this list exhaustive. New risk factors emerge periodically, and we cannot completely assure you that the factors described above list all material risks to us at any specific point in time. We have disclosed many of the important risk factors below in our previous filings with the SEC.
W. P. Carey 2007 10-K – 12

Future results may be affected by risks and uncertainties including the following:
The agreement in principle with the SEC is subject to certain contingencies.
As we have previously disclosed, in 2004 the staff of the U.S. Securities and Exchange Commission began investigating whether, in connection with a public offering of shares of CPA®:15 in late 2002 and early 2003, Carey Financial sold such shares without an effective registration statement, and whether that and other registration statements and prospectuses of REITs managed by us contained material misrepresentations and omissions, including with respect to payments made by certain of the REITs in the 2000-2003 period to broker-dealers that distributed the REITs’ shares. We and Carey Financial have now reached an agreement in principle with the staff of the SEC to settle all matters relating to this investigation. See Item 3 - Legal Proceedings for a discussion of this investigation.
The agreement in principle is subject to approval by the Commission and also to the satisfactory completion of settlement papers, and accordingly, the agreement in principle could fail to be implemented or be implemented in a different form, either of which could result in consequences materially adverse to us. If the settlement is implemented in its current form, we will be required to make cash payments of approximately $30,000, which will materially affect our cash flow from operations. Also, in connection with implementing the settlement, we would be subject to a federal court injunction enjoining us from violating a number of provisions of the federal securities laws. Any further violation of these laws could result in civil remedies, including sanctions, fines and penalties, which may be more severe than if the violation had occurred without the injunction being in place. Additionally, if we breach the terms of the injunction, the SEC may petition the court to vacate the settlement and restore the SEC’s original action to the active docket for all purposes.
The settlement would not be binding on other regulatory authorities, including FINRA, which regulates Carey Financial, state securities regulators, or other regulatory organizations, which may seek to commence proceedings or take action against us or our affiliates on the basis of the settlement or otherwise. As reported in Item 3, the Maryland Securities Commission has sought information from Carey Financial and CPA®:15 relating to matters that were also the subject of the SEC investigation.
The revenue streams from the investment advisory agreements with the CPA® REITs are subject to limitation or cancellation.
The agreements under which we provide investment advisory services may generally be terminated by each CPA® REIT upon 60 days’ notice, with or without cause. There can be no assurance that these agreements will not be terminated. A termination without cause may, however, entitle us to termination revenue, equal to 15% of the amount by which the net fair value of the relevant CPA® REIT’s assets exceeds the remaining amount necessary to provide investors with total distributions equal to their investment plus a preferred return. (In the case of CPA®:17 – Global, that entity has the right, but not the obligation, upon certain terminations to repurchase our interests in its operating partnership at fair market value. If such right is not exercised, we would remain as a limited partner of the operating partnership.) Nonetheless, any such termination could have a material adverse effect on our business, results of operations and financial condition.
Changes in investor preferences or market conditions could limit our ability to raise funds or make new investments.
Substantially all of our and the CPA® REITs’ current investments, as well as the majority of the investments we expect to originate for the CPA® REITs in 2008, are investments in single-tenant commercial properties that are subject to triple-net leases. In addition, we have relied predominantly on raising funds from individual investors through the sale by participating selected dealers to their customers of publicly-registered, non-traded securities of the CPA® REITs. Our recent fund raising efforts have been through one major selected dealer. Certain payments made to this selected dealer in connection with the distribution of our CPA® REIT offerings to investors have been a subject of the SEC investigation described under Item 3 – Legal Proceedings. If, as a result of changes in market receptivity to investments that are not readily liquid and involve high selected dealer fees, or for other reasons, this capital raising method were to become less available as a source of capital, our ability to raise funds for CPA® REIT programs, and consequently our ability to make investments on their behalf, could be adversely affected. While we are not limited to this particular method of raising funds for investment (and, among other things, the CPA® REITs may themselves be able to borrow additional funds to invest), our experience with other means of raising capital is limited. Also, many factors, including changes in tax laws or accounting rules, may make these types of investments less attractive to potential sellers and lessees, which could negatively affect our ability to increase the amount of assets of this type under management.
Our investment management operations expose us to more volatility in earnings than our real estate investment business.
Growth in revenue from our investment management operations is dependent in large part on future capital raising in existing or future managed entities, as well as on our ability to make investments that meet the investment criteria of these entities, both of which are subject to uncertainty, including with respect to capital market and real estate market conditions. This uncertainty creates more volatility in our earnings because of the resulting increased volatility in transaction based revenue from our investment management operations as compared to revenue from our real estate operations, which historically has been less volatile. Asset management revenue may be affected by factors that include not only our ability to increase the CPA® REITs’ portfolio of properties under management, but also changes in valuation of those properties, as well as sales (through planned liquidation or otherwise) of CPA® REIT properties. In addition, revenue from our investment management operations, including our ability to earn performance revenue, as well as the value of our holdings of CPA® REIT interests and dividend income from those interests, may be significantly affected by the results of operations of the CPA® REITs. Each of the CPA® REITs has invested substantially all of its assets (other than short-term investments) in triple-net leased properties substantially similar to those we hold, and consequently the results of operations of, and cash available for distribution by, each of the CPA® REITs, is likely to be substantially affected by the same market conditions, and subject to the same risk factors, as the properties we own. Four of the sixteen CPA® funds temporarily reduced the rate of distributions to their investors as a result of adverse developments involving tenants.
Each of the CPA® REITs we currently advise and manage may incur significant debt. This significant debt load could restrict their ability to pay revenue owed to us when due, due to either liquidity problems or restrictive covenants contained in their borrowing agreements. In addition, the revenue payable under each of our current investment advisory agreements is subject to a variable annual cap based on a formula tied to the assets and income of that CPA® REIT. This cap may limit the growth of our management revenue. Furthermore, our ability to earn revenue related to the disposition of properties is primarily tied to providing liquidity events for CPA® REIT investors. Our ability to provide that liquidity, and to do so under circumstances that will satisfy the applicable subordination
W. P. Carey 2007 10-K – 13

requirements, will depend on market conditions at the relevant time, which may vary considerably over a period of years. In any case, liquidity events typically occur several years apart, and our investment management operations income is likely to be significantly higher in those years in which such events occur.
We face active competition.
In raising funds for investment by the CPA® REITs, we face competition from other funds with similar investment objectives that seek to raise funds from investors through publicly registered, non-traded funds, publicly-traded funds, or private funds. Any change in the attractiveness to investors of an investment in the type of property principally held by the CPA® REITs, relative to other types of investments, could adversely affect our ability to raise funds for future investments, which in turn could ultimately reduce, or limit the growth of, revenues from our investment management operations.
We also face competition for the acquisition of office and industrial properties net leased to major corporations both domestically and internationally from many sources, including insurance companies, credit companies, pension funds, private individuals, financial institutions, finance companies and investment companies. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. In addition, our evaluation of the acceptability of rates of return on behalf of the CPA® REITs is affected by such factors as the cost of raising capital, the amount of revenue we can earn and the performance hurdle rates of the relevant CPA® REITs. Thus, the effect of the cost of raising capital and the revenue we can earn may be to limit the amount of new investments we make on behalf of the CPA® REITs, which will in turn limit the growth of revenues from our investment management operations.
The failure of Carey REIT II, our real estate subsidiary, to qualify as a REIT would adversely affect our operations and ability to make distributions.
If Carey REIT II, our wholly owned REIT subsidiary formed in 2007 (Note 2), fails to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax on our net taxable income in our real estate subsidiary at corporate rates. In addition, we would generally be disqualified from treatment of Carey REIT II as a REIT for the four taxable years following the year Carey REIT II lost its REIT qualification. Losing the REIT qualification would reduce our net earnings available for investment or distribution to shareholders because of the additional tax liability, and we would no longer be required to make distributions from the real estate subsidiary. We might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify our real estate subsidiary as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements regarding the composition of our assets and the sources of our gross income. Also, our real estate subsidiary must make distributions to its shareholders (primarily us) aggregating annually at least 90% of its net taxable income, excluding net capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify our real estate subsidiary as a REIT for U.S. federal income tax purposes or the desirability of an investment in a REIT relative to other investments.
The Internal Revenue Service may take the position that specific sale-leaseback transactions we will treat as true leases are not true leases for U.S. federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the qualification requirements applicable to REITs.
Possible legislative or other actions affecting REITs could adversely affect our stockholders and us.
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. It cannot be predicted whether, when, in what forms, or with what effective dates, the tax laws applicable to our stockholders or us will be changed.
The inability of a tenant in a single tenant property to pay rent will reduce our revenues.
Most of our properties are occupied by a single tenant and, therefore, the success of our investments is materially dependent on the financial stability of these tenants. Lease payment defaults by tenants negatively impact our net income and reduce the amounts available for distributions to shareholders. As our tenants generally may not have a recognized credit rating, they may have a higher risk of lease defaults than if our tenants had a recognized credit rating. In addition, the bankruptcy of a tenant could cause the loss of
W. P. Carey 2007 10-K – 14

lease payments as well as an increase in the costs incurred to carry the property. We have had tenants file for bankruptcy protection. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting the investment and re-leasing the property. If a lease is terminated, there is no assurance that we will be able to re-lease the property for the rent previously received or sell the property without incurring a loss.
We depend on major tenants.
Revenues from several of our tenants and/or their guarantors constitute a significant percentage of our lease revenues. Our five largest tenants/guarantors represented approximately 30% of total lease revenues in 2007 and 31% in both 2006 and 2005. The default, financial distress or bankruptcy of any of these tenants could cause interruptions in the receipt of lease revenues from these tenants and/or result in vacancies in the respective properties, which would reduce our revenues at least until the affected property is re-leased, and could decrease the ultimate sale value of each such property.
A substantial amount of our leases will expire within the next five years.
Within the next five years, approximately 56% of our leases are due to expire. If these leases are not renewed, or if the properties cannot be re-leased on terms that yield payments comparable to those currently being received, then our lease revenues could be substantially adversely affected. The terms of any new or renewed leases of these properties may depend on market conditions prevailing at the time of lease expiration. In addition, if properties are vacated by the current tenants, we may incur substantial costs in attempting to re-lease such properties. We may also seek to sell these properties, in which event we may incur losses, depending upon market conditions prevailing at the time of sale.
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
We are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. We attempt to mitigate a portion of the risk of currency fluctuation by financing our properties in local currencies. Changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of shareholders’ equity. Although we have not done so to date, we anticipate that in the future we may engage in direct hedging activities to mitigate the risks of exchange rate fluctuations.
International investments involve additional risks.
We have invested in and may continue to invest in properties located outside the United States. These investments may be affected by factors particular to the laws of the jurisdiction in which the property is located. These investments may expose us to risks that are different from and in addition to those commonly found in the United States, including:
–	Changing governmental rules and policies;

–	Enactment of laws relating to the foreign ownership of property and laws relating to the ability of foreign entities to remove invested capital or profits earned from activities within the country to the United States;

–	Expropriation;

–	Legal systems under which the ability to enforce contractual rights and remedies may be more limited than would be the case under U.S. law;

–	The difficulty in conforming obligations in other countries and the burden of complying with a wide variety of foreign laws;

–	Adverse market conditions caused by changes in national or local economic or political conditions;

–	Tax requirements vary by country and we may be subject to additional taxes as a result of our international investments;
W. P. Carey 2007 10-K – 15

–	Changes in relative interest rates;

–	Changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies;

–	Changes in real estate and other tax rates and other operating expenses in particular countries;

–	Changes in land use and zoning laws; and

–	More stringent environmental laws or changes in such laws.
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
Also, we may rely on third-party asset managers in international jurisdictions to monitor compliance with legal requirements and lending agreements with respect to properties we own or manage on behalf of the CPA® REITs. Failure to comply with applicable requirements may expose us or our operating subsidiaries to additional liabilities.
We may have difficulty re-leasing or selling our properties.
Real estate investments are relatively illiquid compared to most financial assets and this illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. The net leases we may enter into or acquire may be for properties that are specially suited to the particular needs of the tenant. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. In addition, if we are forced to sell the property, it may be difficult to sell to a party other than the tenant due to the special purpose for which the property may have been designed. These and other limitations, such as a property’s location and/or local economic conditions, may affect our ability to re-lease or sell properties without adversely affecting returns to shareholders. See “Our Portfolio” above for scheduled lease expirations.
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
W. P. Carey 2007 10-K – 16

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
Most of our investments are made by borrowing a portion of the total investment and securing the loan with a mortgage on the property. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment which in turn could cause the value of our portfolio, and revenues available for distribution to our shareholders to be reduced. We generally borrow on a non- recourse basis to limit our exposure on any property to the amount of equity invested in the property. There is no limitation on the amount which we can borrow on a single property.
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

2008	$40,581	(a)
2009	26,755	(b)
2010	6,612
2011	85,025	(b)(c)
2012	28,260

(a)	Includes $35,581 outstanding under our secured credit facility that matures in December 2008.

(b)	Excludes our pro rata share of mortgage obligations of equity investments in real estate totaling $2,173 in 2009 and $24,856 in 2011.

(c)	Includes amounts that will be due upon maturity of our unsecured credit facility in June 2011. Such amounts are prepayable at any time. As of December 31, 2007, we had drawn $62,700 from this line of credit.
Deterioration in the credit markets could adversely affect our ability to finance or refinance investments and the ability of our tenants to meet their obligations, which could affect our ability to make distributions.
Industry concerns over asset quality have increased in recent quarters due in large part to issues related to subprime residential mortgage lending, declining real estate activity and general economic concerns. This has led to deterioration in credit markets domestically and internationally. This deterioration has been severe in the real estate lending sector, where available liquidity, including through collateralized debt obligations (“CDOs”) and other securitizations, significantly declined during the second half of 2007 and remains depressed as of the date of this filing.
While our investment portfolio does not include investments in residential mortgage loans or in CDOs backed by residential mortgage loans, the general reduction in available financing for real-estate related investments may impact our financial condition by increasing our cost of borrowing, reducing our overall leverage (which may reduce our returns on investment) and making it more difficult for us to obtain financing on future acquisitions or to refinance existing debt. These effects could in turn adversely affect our ability to make distributions.
In addition, the creditworthiness of our tenants may be adversely affected if their assets include investments in CDOs and residential mortgage loans, or if they have difficulty obtaining financing to fund their business operations. Any such effects could adversely impact our tenants’ ability to meet their ongoing lease obligations to us, which could in turn adversely affect our ability to make distributions.
W. P. Carey 2007 10-K – 17

We may be unable to make investments on an advantageous basis.
A significant element of our business strategy is the enhancement of our portfolio and the CPA® REIT portfolios through new investments. The consummation of any future investment will be subject to satisfactory completion of our analysis and due diligence review and to the negotiation of a definitive agreement. There can be no assurance that we or the CPA® REITs will be able to identify and invest in additional properties or will be able to finance investments in the future. In addition, there can be no assurance that any such investment, if consummated, will be profitable for us or the CPA® REITs. If we are unable to consummate new investments in the future on our own behalf or that of the CPA® REITs, there can be no assurance that we will be able to maintain the cash available for distribution to our shareholders, either through net income on investments we own or through net income generated by our investment management operations.
Our portfolio growth is constrained by our obligations to offer property transactions to the CPA® REITs.
Under our investment advisory agreements with the CPA® REITs, we are required to use our best efforts to present a continuing and suitable investment program to them. In recent years, new property investment opportunities have generally been made available by us to the CPA® REITs. While the allocation of new investments to the CPA® REITs fulfills our duty to present a continuing and suitable investment program, and enhances the revenues from our investment management operations, it also restricts the potential growth of revenues from our real estate ownership.
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
Under Statement of Financial Accounting Standard No. 13, Accounting for Leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is considered to be met if, among other things, the non-cancellable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In 2005, the SEC conducted a study of off-balance-sheet financing which, among other areas, included lease accounting. This study raised concerns that the current accounting model does not clearly portray the resources and obligations arising from long term lease transactions with sufficient transparency. In July 2006, the Financial Accounting Standards Board and the International Accounting Standards Board announced a joint project to re-evaluate lease accounting. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential customers. These changes may affect how the real estate leasing business is conducted both domestically and internationally. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could make it more difficult for us to enter leases on terms we find favorable.
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
W. P. Carey 2007 10-K – 18

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
Wm. Polk Carey, Chairman, is the beneficial owner of approximately 28% of our outstanding shares. The provisions of our Amended and Restated Limited Liability Company Agreement and the share ownership of Mr. Carey may discourage a tender offer for our shares or a hostile takeover, even though these may be attractive to shareholders.
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
Item 3. Legal Proceedings.
SEC Investigation
In 2004, following a broker-dealer examination of Carey Financial, our wholly-owned broker-dealer subsidiary, the staff of the SEC commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 in connection with the public offerings of shares of CPA®:15 during 2002 and 2003. The matters investigated by the staff of the SEC principally included whether, in connection with a public offering of shares of CPA®:15, Carey Financial and its retail distributors sold certain securities without an effective registration statement; specifically, whether the delivery of the investor funds into escrow after completion of the first phase of the offering, completed in the fourth quarter of 2002, but before a registration statement with respect to the second phase of the offering became effective in the first quarter of 2003, constituted sales of securities in violation of Section 5 of the Securities Act of 1933.
W. P. Carey 2007 10-K – 19

The investigation was later expanded to include matters relating to compensation arrangements with broker-dealers in connection with the CPA® REITs managed by us, including principally certain payments, aggregating in excess of $9,600, made to a broker-dealer which distributed shares of the REITs, the disclosure of such arrangements and compliance with applicable Financial Industry Regulatory Authority, Inc. (FINRA) requirements. The costs associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by and accounted for on the books and records of the REITs.
We have now reached an agreement in principle with the staff of the SEC to settle all matters relating to the above-described investigations. The agreement in principle is subject to approval by the Commission and also to the satisfactory completion of settlement papers, and accordingly the agreement in principle could fail to be implemented or be implemented in a different form. Pursuant to the agreement in principle with the SEC staff, and assuming approval by the Commission, the SEC would file a complaint in federal court alleging violations of certain provisions of the federal securities laws, and seeking to enjoin us from violating those laws in the future. In its complaint the SEC would allege violations of Section 5 of the Securities Act of 1933, in connection with the offering of shares of CPA®:15, and Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), 13(b)(2)(A) and 14(a) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 14a-9 thereunder, among others, in connection with the above-described payments to broker-dealers and related disclosures. With respect to Carey Financial, the complaint would allege violations of, and seek to enjoin Carey Financial from violating, Section 5 of the Securities Act of 1933. Without admitting or denying the allegations in the SEC’s complaint, we would consent to the entry of the injunction, which would be subject to court approval. As part of the agreement in principle with the SEC staff, and assuming approval by the Commission, we would expect to make “disgorgement” payments of $19,979, including interest, with the payments being made to certain of our managed REITs, and we would also pay a $10,000 civil penalty.
In connection with the agreement in principle, we have taken a charge of approximately $29,979 in the fourth quarter of 2007, and recognized an offsetting $8,967 tax benefit in the same period.
We expect that the SEC’s complaint would also allege violations of certain provisions of the federal securities laws by our officers John Park, who was formerly our Chief Financial Officer, and Claude Fernandez, who was formerly our Chief Accounting Officer, and it is our understanding that Messrs. Park and Fernandez have separately reached agreements in principle to settle the charges against them, the terms of which are subject to approval by the Commission. The terms of such settlement agreements, if approved, are not expected to have a material effect on us.
Other
The Maryland Securities Commission has sought information from Carey Financial and CPA®:15 relating to the matters described above. While it may commence proceedings against Carey Financial in connection with these inquiries, we do not currently expect that these inquiries and proceedings will have a material effect on us incremental to that caused by the SEC agreement in principle described above.
As of December 31, 2007, we were not involved in any material litigation.
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
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.
W. P. Carey 2007 10-K – 20

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Listed Shares and Distributions
Our common stock is listed on the New York Stock Exchange under the ticker symbol “WPC”. As of December 31, 2007 there were 27,060 holders of record of our common stock. The following table shows the high and low prices per share and quarterly cash distributions declared for the past two fiscal years:

	2007			2006
			Cash			Cash
			Distributions			Distributions
Period	High	Low	Declared	High	Low	Declared
First quarter	$34.75	$29.84	$0.462	$27.59	$25.29	$0.452
Second quarter	35.50	29.71	0.467	28.18	24.60	0.454
Third quarter	33.14	27.67	0.472	27.98	24.10	0.456
Fourth quarter	36.86	31.02	0.477 (a)	31.00	27.50	0.458

(a)	Excludes a special distribution of $0.27 per share that was paid in January 2008 to shareholders of record as of December 31, 2007. The special distribution was approved by our Board of Directors in connection with our corporate restructuring.
Issuer Purchases of Equity Securities
(In thousands except share and per share amounts)

				Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2007 Period	shares purchased(a)	paid per share	plans or programs(a)	plans or programs(a)
October	139,517	$31.69	139,517	$14,475
November	–	–	–	14,475
December	–	–	–	14,475

Total	139,517

(a)	In June 2007, our Board of Directors approved a $20,000 share repurchase program. In September 2007, our board approved the repurchase of up to an additional $20,000 of our stock under this share repurchase program. Under this program, we may now repurchase up to $40,000 of our common stock in the open market through March 31, 2008 as conditions warrant. Through December 31, 2007, we repurchased shares totaling $25,525 under this program.
W. P. Carey 2007 10-K – 21

Item 6. Selected Financial Data.
(In thousands except per share amounts)

	Years ended December 31,
	2007		2006	2005	2004	2003
Operating Data (a)
Revenues from continuing operations (b)	$263,129		$267,487	$163,240	$214,156	$146,610
Income from continuing operations	68,603		85,567	44,868	63,493	54,176
Basic earnings from continuing operations per share	1.80		2.27	1.19	1.70	1.48
Diluted earnings from continuing operations per share	1.78		2.20	1.15	1.63	1.43
Net income	79,252		86,303	48,604	65,841	62,878
Basic earnings per share	2.08		2.29	1.29	1.76	1.72
Diluted earnings per share	2.05		2.22	1.25	1.69	1.64
Cash provided by operating activities	47,471		119,940	52,707	98,849	67,295
Cash distributions paid	71,608		68,615	67,004	65,073	62,978
Cash distributions declared per share	1.88	(c)	1.82	1.79	1.76	1.73
Payment of mortgage principal (d)	16,072		11,742	9,229	9,428	8,548

Balance Sheet Data
Real estate, net (e)	$586,594		$574,110	$462,343	$485,505	$421,543
Net investment in direct financing leases	89,463		108,581	131,975	190,644	182,452
Total assets	1,153,284		1,093,010	983,262	1,013,539	906,505
Long-term obligations (f)	316,751		279,314	247,298	294,629	211,426

(a)	Certain prior year amounts have been reclassified from continuing operations to discontinued operations.

(b)	Includes revenue earned in connection with CPA®:16 – Global meeting its performance criterion in 2007 as well as the CPA® REIT merger transactions in 2006 and 2004.

(c)	Excludes a special distribution of $0.27 per share that was paid in January 2008 to shareholders of record as of December 31, 2007.

(d)	Represents scheduled mortgage principal paid.

(e)	Includes real estate accounted for under operating leases, operating real estate and real estate under construction, net of accumulated depreciation.

(f)	Represents mortgage and note obligations and deferred acquisition revenue installments.
W. P. Carey 2007 10-K – 22

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except share and per share amounts)
Executive Overview
Business Overview
As described in more detail in Item 1 of this annual report on Form 10-K, we are a publicly traded limited liability company. Our stock is listed on the New York Stock Exchange. We operate in two operating segments, investment management and real estate ownership. Within our investment management segment, we are currently the advisor to the following affiliated publicly-owned, non-traded real estate investment trusts: Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 15 Incorporated (“CPA®:15”), Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global”) and Corporate Property Associates 17 – Global Incorporated (“CPA®:17 – Global”) and were the advisor to Corporate Property Associates 12 Incorporated (“CPA®:12”) until its merger with CPA®:14 in 2006 (collectively, the “CPA® REITs”).
Current Developments and Trends
Significant business developments that occurred during 2007 are detailed in the Significant Developments During 2007 section of Item 1 of this annual report.
Current trends include:
Credit and real estate financing markets have experienced significant deterioration beginning in the second half of 2007, both domestically and internationally. We expect this trend may continue in 2008 and market turbulence could increase.
As a result of this deterioration, we believe mortgage financing will continue to be difficult to obtain, which may affect our ability to finance or complete certain transactions. While we continue to obtain domestic financing on satisfactory terms for the investments we make on behalf of the CPA® REITs, we have experienced greater challenges to our ability to secure such financing in both the U.S. and European markets. In addition, certain of our sale-leaseback transaction opportunities arise in connection with corporate merger and acquisition activity. To the extent that the deterioration in the credit markets may hinder the ability of third parties to obtain financing for other aspects of their transactions, these opportunities may be less available or the timing of our investments may be delayed. However, in times when financing is more difficult to obtain, we believe sale-leaseback transactions are often a more attractive financing alternative, which may result in increased investment opportunities for us. In addition, long-term U.S. Treasury rates remain near historical lows, which we anticipate will continue to drive investor demand for yield-based investments such as the CPA® REITs.
Over the last several years, commercial real estate values have risen significantly as a result of the relatively low long-term interest rate environment and aggresive credit conditions. As a result, we have benefited from increases in the valuations of the CPA® REIT portfolios through our ownership of shares in the CPA® REITs and increased management revenue. Although long-term interest rates remain relatively low by historical standards, there has been a significant increase in the credit spreads across the credit spectrum. Increases in credit spreads or deterioration in individual tenant credit may lower the appraised values of properties owned by the CPA® REITs we manage and thereby reduce our asset management revenues and the investment performance of the CPA® REITs. We generally enter into long term leases with our tenants to mitigate the impact that fluctuations in interest rates have on the values of our portfolios we manage. In addition, corporate defaults may increase in 2008, which will require more intensive management of the assets we own and manage. We believe that our emphasis on ownership of assets that are critically important to a tenant’s operations mitigates the risk of a tenant defaulting on its lease upon filing for bankruptcy protection. However, even where defaults do not occur, a tenant’s credit profile may deteriorate, which in turn could affect the value of the lease and require us to incur impairment charges on properties we own, even where the tenant is continuing to make the required lease payments.
Despite slow economic growth rates in recent periods, inflation rates in the United States have continued to rise. Increases in inflation are sometimes associated with rising long-term interest rates, which may have a negative impact on the value of the portfolios we own and manage. To mitigate this risk, our leases generally have rent increases based on formulas indexed to increases in the Consumer Price Index (“CPI”) or other indices for the jurisdiction in which the property is located. To the extent that the CPI increases, additional rental income streams may be generated for these leases and thereby mitigate the impact of inflation.
Although there has been deterioration in the real estate and credit markets, we believe there is still active competition for the investments we make domestically and internationally. We believe competition is driven in part by investor demand for yield-based investments including triple net lease real estate. We believe that we have competitive strengths that will enable us to continue to find attractive investment opportunities, both domestically and internationally, despite active competition levels. We currently believe that
W. P. Carey 2007 10-K – 23

several factors may also provide us with continued investment opportunities, including the merger and acquisition market, which may provide additional sale-leaseback opportunities as a source of financing (notwithstanding the issues that could affect this market, as discussed above), a continued desire of corporations to divest themselves of real estate holdings both in the U.S. and internationally and increasing opportunities for sale-leaseback transactions in the international market, which continues to make up a large portion of our investment opportunities.
For the year ended December 31, 2007, international investments accounted for 55% of total investments made on behalf of the CPA® REITs. For the year ended December 31, 2006, international investments accounted for 48% of total investments. We currently expect international commercial real estate to continue to comprise a significant portion of the investments we make on behalf of the CPA® REITs, although the percentage of international investments in any given period may vary substantially.
How We Earn Revenue
As described in more detail in Item 1 of this annual report on Form 10-K, our investment management segment earns revenue by providing services to the CPA® REITs in connection with structuring and negotiating investment and debt placement transactions (structuring revenue) and providing on-going management of their portfolios (asset-based management and performance revenues). Asset-based management and performance revenues for the CPA® REITs are generally determined based on real estate related assets under management. As funds available to the CPA® REITs are invested, the asset base for which we earn revenue increases. We may elect to receive revenue in cash or restricted shares of the CPA® REITs. We may also earn incentive and disposition revenue and receive termination payments in connection with providing liquidity alternatives to CPA® REIT shareholders.
As described in more detail in Item 1 of this annual report on Form 10-K, our real estate ownership segment earns revenue primarily from our ownership and investment in commercial properties on a global basis that are then leased to companies, primarily on a triple net leased basis. We also invest in other properties on an opportunistic basis.
How Management Evaluates Results of Operations
Management evaluates our results of operations with a primary focus on increasing and enhancing the value, quality and amount of assets under management by our investment management segment and seeking to increase value in our real estate ownership segment. Management focuses its efforts on improving underperforming assets through re-leasing efforts, including negotiation of lease renewals, or selectively selling assets in order to increase value in our real estate portfolio. The ability to increase assets under management by structuring investments on behalf of the CPA® REITs is affected, among other things, by the CPA® REITs’ ability to raise capital and our ability to identify appropriate investments.
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
Management considers cash flows from operations, cash flows from investing activities and cash flows from financing activities and certain non-GAAP performance metrics to be important measures in the evaluation of our results of operations, liquidity and capital resources. Cash flows from operations are sourced primarily by revenues earned from structuring investments and providing asset-based management services on behalf of the CPA® REITs we manage and long-term lease contracts from our real estate ownership. Management’s evaluation of the amount and expected fluctuation of cash flows from operations is essential in evaluating our ability to fund operating expenses, service debt and fund distributions to shareholders.
Management considers cash flows from operating activities plus cash distributions from equity investments in real estate and CPA® REITs in excess of equity income as a supplemental measure of liquidity in evaluating our ability to sustain distributions to shareholders. Management considers this measure useful as a supplemental measure to the extent the source of distributions in excess of equity income is the result of non-cash charges, such as depreciation and amortization, because it allows management to evaluate such cash flows from consolidated and unconsolidated investments in a comparable manner. In deriving this measure, cash distributions from equity investments in real estate and CPA® REITs that are sourced from sales of equity investee’s assets or refinancing of debt are excluded because they are deemed to be returns of investment.
Management focuses on measures of cash flows from investing activities and cash flows from financing activities in its evaluation of our capital resources. Investing activities typically consist of the acquisition or disposition of investments in real property and the
W. P. Carey 2007 10-K – 24

funding of capital expenditures with respect to real properties. Financing activities primarily consist of the payment of distributions to shareholders, borrowings and repayments under our lines of credit and the payment of mortgage principal amortization.
Results of Operations
A summary of comparative results of these business segments is as follows:
Investment Management

	Years ended December 31,
	2007	2006	Change	2006	2005	Change
Revenues
Asset management revenue	$83,051	$57,633	$25,418	$57,633	$52,332	$5,301
Structuring revenue	78,175	22,506	55,669	22,506	28,197	(5,691)
Incentive, termination and subordinated disposition revenue from merger	–	46,018	(46,018)	46,018	–	46,018
Reimbursed costs from affiliates	13,782	63,630	(49,848)	63,630	9,962	53,668
Other income	–	–	–	–	372	(372)

	175,008	189,787	(14,779)	189,787	90,863	98,924

Operating Expenses
General and administrative	(54,565)	(35,742)	(18,823)	(35,742)	(39,458)	3,716
Provision for settlement	(29,979)	–	(29,979)	–	–	–
Reimbursable costs	(13,782)	(63,630)	49,848	(63,630)	(9,962)	(53,668)
Depreciation and amortization	(4,179)	(7,643)	3,464	(7,643)	(5,602)	(2,041)

	(102,505)	(107,015)	4,510	(107,015)	(55,022)	(51,993)

Other Income and Expenses
Other interest income	6,031	2,853	3,178	2,853	3,176	(323)
Income from equity investments in CPA® REITs	11,166	5,002	6,164	5,002	2,092	2,910
Minority interest in (income) loss	(2,734)	892	(3,626)	892	235	657
Gain on sale of securities, foreign currency transactions and other, net	–	6,521	(6,521)	6,521	2,000	4,521

	14,463	15,268	(805)	15,268	7,503	7,765

Income from continuing operations before income taxes	86,966	98,040	(11,074)	98,040	43,344	54,696
Provision for income taxes	(50,158)	(44,710)	(5,448)	(44,710)	(18,662)	(26,048)

Net income from investment management	$36,808	$53,330	$(16,522)	$53,330	$24,682	$28,648

Asset Management Revenue
We earn asset management revenue (asset-based management and performance revenue) from the CPA® REITs based on assets under management. As funds available to the CPA® REITs are invested, the asset base for which we earn revenue increases. The asset management revenue that we earn may increase or decrease depending upon (i) increases in the CPA® REIT asset bases as a result of new investments; (ii) decreases in the CPA® REIT asset bases resulting from sales of investments; (iii) increases or decreases in the asset valuations of CPA® REIT funds (which are not recorded for financial reporting purposes); and (iv) whether the CPA® REITs are meeting their performance criteria. The availability of funds for new investments is substantially dependent on our ability to raise funds for investment by the CPA® REITs.
2007 vs. 2006 – For the year ended December 31, 2007 as compared to 2006, asset management revenue increased $25,418 primarily due to the recognition of $19,032 of performance revenue from CPA®:16 – Global as well as a net increase in our assets under management. In connection with CPA®:16 – Global meeting its performance criterion in June 2007, we recognized $11,945 of previously deferred performance revenue and have subsequently earned performance revenue of $7,087. We did not recognize performance revenue from CPA®:16 – Global during 2006 as CPA®:16 – Global had not met its performance criterion. Revenue earned from assets under management increased primarily as a result of recent investment activity of the CPA® REITs and increases in the annual asset valuations of CPA®:14 and CPA®:15, which were performed as of December 31, 2006. These increases were partially offset by a reduction in revenue resulting from our acquisition of properties from CPA®:12 (the “CPA®:12 Acquisition”) for $126,006 and the sale of properties by CPA®:12 to third parties prior to its merger with CPA®:14 (the “CPA®:12/14 Merger”) in December
W. P. Carey 2007 10-K – 25

2006. The purchase of assets from CPA®:12 had a negative impact on asset management revenue of approximately $1,300 during 2007.
2006 vs. 2005 – For the year ended December 31, 2006 as compared to 2005, asset management revenue increased $5,301 primarily due to a net increase in our assets under management as a result of investment activity by the CPA® REITs, including the investment by CPA®:16 – Global of proceeds from its public offerings, as well as increases in the annual asset valuations of the CPA® REITs, including CPA®:15, which had its initial appraisal in December 2005. The CPA®:12 Acquisition had a minimal impact on our asset management revenue for 2006.
A portion of the CPA® REIT asset management revenue is based on each CPA® REIT meeting specific performance criteria and is earned only if the criteria are achieved. The performance criterion for CPA®:16 – Global had not been satisfied as of December 31, 2006, resulting in our deferral of $5,527 in performance revenue for the year ended December 31, 2006. As discussed above, CPA®:16 – Global met its performance criterion in June 2007.
Structuring Revenue
Structuring revenue includes current and deferred acquisition revenue from structuring investments and financing on behalf of the CPA® REITs. Investment activity is subject to significant period-to-period variation.
2007 vs. 2006 – For the year ended December 31, 2007 as compared to 2006, structuring revenue increased $55,669 primarily due to the recognition of $42,435 of deferred structuring revenue from CPA®:16 – Global and an increase in investment volume. In connection with CPA®:16 – Global meeting its performance criterion in June 2007, we recognized $31,674 of previously deferred structuring revenue and have subsequently earned deferred structuring revenue of $10,761. We did not recognize deferred structuring revenue from CPA®:16 – Global during 2006 as CPA®:16 – Global had not met its performance criterion. We structured investments for the CPA® REITs totaling approximately $1,095,000 and $720,000 for the years ended December 31, 2007 and 2006, respectively.
2006 vs. 2005 – For the year ended December 31, 2006 as compared to 2005, structuring revenue decreased $5,691, primarily due to a reduction in investment volume and a change in the mix of investment volume between the CPA® REITs. We structured investments totaling $720,000 and $865,000 for the years ended December 31, 2006 and 2005, respectively. Approximately 76% of these investments were structured for CPA®:16 – Global in 2006 as compared with approximately 68% for 2005. As CPA®:16 – Global had not achieved its performance criterion, no deferred acquisition revenue was recorded for these investments resulting in our deferral of $10,809 in structuring revenue in 2006. The increase in the percentage of investments structured on behalf of CPA®:16 – Global resulted in a larger deferral of revenue until CPA®:16 – Global’s performance criterion was achieved. The reduction in structuring revenue was partially offset by our having charged a reduced fee on an investment completed on behalf of CPA®:16 – Global during the first quarter of 2005.
Incentive, Termination and Subordinated Disposition Revenue from Merger
Incentive, termination and disposition revenues are generally earned in connection with events which provide liquidity or alternatives to the CPA® REIT shareholders. These events do not occur every year and no such events occurred in either 2007 or 2005.
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
2007 vs. 2006 – For the year ended December 31, 2007 as compared to 2006, reimbursed and reimbursable costs decreased $49,848, primarily because we were not actively raising funds on behalf of the CPA® REITs in 2007. During 2006, we were reimbursed for broker-dealer commissions and marketing costs related to CPA®:16 – Global’s second public offering which was completed in December 2006. Fund raising efforts for CPA®:17 – Global’s public offering began in late December 2007 and are expected to continue throughout 2009.
2006 vs. 2005 – For the year ended December 31, 2006 as compared to 2005, reimbursed and reimbursable costs increased $53,668, primarily due to broker-dealer commissions and marketing costs related to CPA®:16 – Global’s second public offering, which commenced in March 2006 and was completed in December 2006.
W. P. Carey 2007 10-K – 26

General and Administrative
2007 vs. 2006 – For the year ended December 31, 2007 as compared to 2006, general and administrative expenses increased by $18,823, primarily due to increases in compensation related costs of $15,465 and professional fees of $1,240. Compensation related costs increased primarily due to CPA®:16 – Global achieving its performance criterion in June 2007 and an increase in investment volume over the prior year. As a result of CPA®:16 – Global achieving its performance criterion, we recognized $6,625 of previously deferred compensation costs and no longer defer recognition of a portion of investment and senior officer compensation. Investments during 2007 totaled $1,095,000 versus $720,000 for the prior year. The increase in professional fees includes costs incurred in studying various corporate restructuring alternatives and other legal and consulting fees. We completed our corporate restructuring in October 2007 (Item 1 – Significant Developments During 2007).
2006 vs. 2005 – For the year ended December 31, 2006 as compared to 2005, general and administrative expenses decreased $3,716 primarily due to reductions in business development expenses of $2,884 and professional fees of $2,148. These decreases were partially offset by an increase in compensation related costs of $1,307.
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
Provision for Settlement
In the fourth quarter of 2007, we incurred a charge of $29,979 in connection with reaching an agreement in principle with the staff of the SEC to settle all matters relating to its investigation. The charge is comprised of expected payments to certain of the CPA® REITs, including interest, of $19,979 and a civil penalty of $10,000. See Item 3 – Legal Proceedings for a discussion of this investigation and the agreement in principle.
Depreciation and Amortization
2007 vs. 2006 – For the year ended December 31, 2007 as compared to 2006, depreciation and amortization expense decreased by $3,464 primarily due to accelerated amortization on intangible assets during 2006 related to an advisory agreement with CPA®:12 that was terminated as a result of the CPA®:12/14 Merger in December 2006.
2006 vs. 2005 – For the year ended December 31, 2006 as compared to 2005, depreciation and amortization expense increased by $2,041. The increase is primarily due to accelerated amortization on intangible assets related to an advisory agreement with CPA®:12 that was terminated as a result of the CPA®:12/14 Merger.
Other Interest Income
2007 vs. 2006 – For the year ended December 31, 2007 as compared to 2006, other interest income increased by $3,178 primarily due to the recognition of interest income on deferred structuring revenue from CPA®:16 – Global both as a result of the achievement of its performance criterion and interest earned subsequently, as well as an increase in investment volume. As a result of CPA®:16 – Global meeting its performance criterion in June 2007, we recognized interest income of $2,300 that had been previously deferred. No such income was recognized in 2006 as CPA®:16 – Global had not met the criterion.
2006 vs. 2005 – For the year ended December 31, 2006 as compared to 2005, other interest income decreased by $323 primarily due to a decrease in interest income on deferred structuring revenue from CPA®:15, which had invested a significant amount of the proceeds of its public offerings prior to 2005.
Income from Equity Investments in CPA® REITs
Income from equity investments in CPA® REITs represents our proportionate share of net income (revenues less expenses) from our investments in the CPA® REITs in which we have a non-controlling interest but exercise significant influence.
2007 vs. 2006 – For the year ended December 31, 2007 as compared to 2006, income from equity investments in CPA® REITs increased by $6,164 primarily due to the recognition of an out of period adjustment in the third quarter of 2007 (Note 2) totaling approximately $3,500. In addition, income from equity investments in the CPA® REITs increased due to the recognition of our share of the overall increase in net income of CPA®:14 and CPA®:15 as compared to 2006. These increases were partially offset by the
W. P. Carey 2007 10-K – 27

impact of the CPA®:12/14 Merger, in which we disposed of a significant portion of our interests in CPA®:12 and exchanged the remainder for CPA®:14 shares.
2006 vs. 2005 – For the year ended December 31, 2006 as compared to 2005, income from equity investments in real estate increased by $2,910, primarily due to the recognition of our share of the overall increase in net income of the CPA® REITs compared to 2005. The increase is also the result of receiving restricted shares in consideration for base asset management and performance revenue from certain of the CPA® REITs.
Minority Interest in (Income) Loss
We consolidate investments in which we are deemed to have a controlling interest. Minority interest in income represents the proportionate share of net income (revenue less expenses) from such investments that is attributable to the partner(s) holding the non-controlling interest.
2007 vs. 2006 – For the year ended December 31, 2007, we recognized minority interest in income of $2,734 as compared to minority interest in losses of $892 in 2006. Two employees own a minority interest in our subsidiary W. P. Carey International LLC that had a significant increase in net income as a result of the recognition of previously deferred asset management and structuring revenue from CPA®:16 – Global following CPA®:16 – Global’s achievement of its performance criterion in June 2007, as well as an increase in investment volume.
2006 vs. 2005 – For the year ended December 31, 2006 as compared to 2005, minority interest in losses increased by $657 primarily due to the consolidation, beginning in 2006, of the results of operations of a limited partnership, which leases our home office space. We participate in a partnership agreement with certain affiliates, including the CPA® REITs, to share the costs associated with leasing the home office space and as a result, reimbursements from affiliates are reflected within minority interest. During 2005 (prior to consolidation) our share of costs related to this agreement were included within general and administrative expenses but the share of costs that were reimbursable by our affiliates was not reflected in general and administrative expenses and therefore reimbursements were not reflected within minority interest.
Gain on Sale of Securities, Foreign Currency Transactions and Other, Net
2006 – We recognized a gain of $6,521 during 2006, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), from the disposal of our interests in CPA®:12 in the CPA®:12/14 Merger. We owned 2,134,140 shares of CPA®:12 at the time of the merger and elected to receive $9,861 in cash and 1,022,800 shares of CPA®:14 stock.
2005 – We recognized a non-cash gain of $2,000 during 2005 as a result of entering into a settlement agreement with the Los Angeles Unified School District and certain other parties in connection with a build-to-suit development management agreement. The income represents the deferral of a portion of the gain on sale of land to the district in 2002.
Provision for Income Taxes
2007 vs. 2006 – For the year ended December 31, 2007 as compared to 2006, our provision for income taxes increased $5,448 primarily as a result of asset management and structuring revenue recognized from increases in investment volume as well as CPA®:16 – Global achieving its performance criterion in June 2007. These increases were partially offset by a reduction in termination and subordinated disposition revenue and other gains earned from the CPA®:12/14 Merger in 2006. We also recognized an $8,967 tax benefit in the fourth quarter of 2007 in connection with incurring a charge related to an agreement in principle to settle the SEC investigation (see Item 3 – Legal Proceedings for a discussion of this investigation and the agreement in principle). The effective tax rate for the years ended December 31, 2007 and 2006 for this segment of our business was 58% and 46%, respectively. The effective tax rate for this segment increased primarily because performance and asset management revenues in respect of CPA®:12’s assets that had been paid directly to us under CPA®:12’s advisory agreements were, subsequent to the acquisition of those assets by CPA®:14 in the CPA®:12/14 Merger, paid to a taxable, wholly owned subsidiary which is the advisor to CPA®:14. Periodically, we distribute shares in the CPA® REITs received for services rendered from our taxable subsidiaries to the LLC. While this generates current taxable income on the current appreciation of those shares (which is eliminated for financial accounting purposes), it reduces corporate level taxability of future dividends and future appreciation on these distributed shares. In addition, investment management income presented above excludes income that has been eliminated in consolidation but is subject to taxation. The adoption of FIN 48 did not have a material impact on our income tax provision during 2007 (Note 15).
2006 vs. 2005 – For the year ended December 31, 2006 as compared to 2005, the provision for income taxes increased $26,048 due to increased pre-tax earnings in 2006 primarily as a result of the revenue earned in connection with the CPA®:12/14 Merger. Approximately 78% of our management revenue in 2006 was earned by a taxable, wholly owned subsidiary. The effective tax rate for 2006 was 46% as compared to 43% in 2005.
W. P. Carey 2007 10-K – 28

Net Income from Investment Management
2007 vs. 2006 – For the year ended December 31, 2007 as compared to 2006, net income from investment management decreased by $16,522 primarily due to revenue and other gains earned in 2006 from the CPA®:12/14 Merger totaling $52,539 and a $21,012 charge, net of tax, incurred in the fourth quarter of 2007 in connection with an agreement in principle to settle the SEC investigation. These decreases were partially offset by the net positive impact of CPA®:16 – Global achieving its performance criterion. We recognized revenue totaling $61,467 during 2007 as a result of CPA®:16 – Global achieving its performance criterion, which was partially offset by corresponding increases in general and administrative expenses and our provision for income taxes. Net income also benefited from the recognition of an out of period adjustment in the third quarter of 2007 as described in Note 2. These variances are described above.
2006 vs. 2005 – For the year ended December 31, 2006 as compared to 2005, net income from investment management increased by $28,648, primarily due to revenue we earned in 2006 totaling approximately $25,000, net of taxes, in connection with the CPA®:12/14 Merger. In addition, we recognized a gain of $6,521 on the disposal of our shares in CPA®:12. An increase in asset management revenue resulting primarily from the growth in assets under management was offset by a reduction in structuring revenue primarily due to lower investment volume in 2006 as compared to 2005. These variances are described above.
Real Estate Ownership

	Years ended December 31,
	2007	2006	Change	2006	2005	Change
Revenues
Lease revenues	$75,403	$69,197	$6,206	$69,197	$62,476	$6,721
Other real estate income	12,718	8,503	4,215	8,503	9,901	(1,398)

	88,121	77,700	10,421	77,700	72,377	5,323

Operating Expenses
General and administrative	(7,256)	(5,634)	(1,622)	(5,634)	(5,523)	(111)
Depreciation and amortization	(21,364)	(17,494)	(3,870)	(17,494)	(14,449)	(3,045)
Property expenses	(6,245)	(5,984)	(261)	(5,984)	(6,155)	171
Impairment charges	(1,017)	(1,147)	130	(1,147)	(5,704)	4,557
Other real estate expenses	(7,690)	(5,881)	(1,809)	(5,881)	(6,327)	446

	(43,572)	(36,140)	(7,432)	(36,140)	(38,158)	2,018

Other Income and Expenses
Other interest income	811	452	359	452	331	121
Income from equity investments in real estate	7,191	2,606	4,585	2,606	3,090	(484)
Minority interest in income	(1,409)	(1,167)	(242)	(1,167)	(499)	(668)
Gain (loss) on sale of securities, foreign currency transactions and other, net	3,114	6,448	(3,334)	6,448	(641)	7,089
Interest expense	(20,880)	(17,016)	(3,864)	(17,016)	(15,768)	(1,248)

	(11,173)	(8,677)	(2,496)	(8,677)	(13,487)	4,810

Income from continuing operations before income taxes	33,376	32,883	493	32,883	20,732	12,151
Provision for income taxes	(1,581)	(646)	(935)	(646)	(546)	(100)

Income from continuing operations	31,795	32,237	(442)	32,237	20,186	12,051
Income from discontinued operations	10,649	736	9,913	736	3,736	(3,000)

Net income from real estate ownership	$42,444	$32,973	$9,471	$32,973	$23,922	$9,051

The presentation of results of operations for our real estate ownership segment for the year ended December 31, 2006 was affected by our adoption of EITF 04-05 effective January 1, 2006. As a result of adopting EITF 04-05, we now consolidate an investment in a property leased to CheckFree Holdings Corporation Inc. that was previously accounted for as an equity investment in real estate. This contributed to the increases described below for lease revenues, depreciation and amortization and interest expense. This also resulted in a decrease of $1,129 in income from equity investments in real estate and an increase of $949 in minority interest in income as compared to 2005.
W. P. Carey 2007 10-K – 29

Our real estate ownership consists of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues is as follows:

	Years ended December 31,
	2007	2006	2005
Rental income	$63,682	$55,747	$47,025
Interest income from direct financing leases	11,721	13,450	15,451

	$75,403	$69,197	$62,476

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	Years ended December 31,
Lessee	2007	2006	2005
Bouygues Telecom, S.A. (a) (b) (c)	$5,529	$4,786	$4,674
CheckFree Holdings Corporation Inc. (b) (d)	4,711	4,604	–
Daimler Trucks North America LLC	4,634	4,615	4,396
Dr Pepper Bottling Company of Texas	4,501	4,444	4,382
Orbital Sciences Corporation	3,023	3,023	3,023
Titan Corporation	2,912	2,912	2,898
U. S. Airways Group	2,838	2,838	2,838
AutoZone, Inc. (e)	2,058	2,320	2,326
Quebecor Printing, Inc. (f)	1,941	1,941	1,941
Lucent Technologies, Inc. (g)	1,876	1,518	1,518
Sybron Dental Specialties Inc.	1,770	1,770	1,770
Unisource Worldwide, Inc.	1,686	1,694	1,609
Eagle Hardware & Garden, a subsidiary of Lowe’s Companies	1,680	1,543	1,549
Werner Corporation (h)	1,627	–	–
BE Aerospace, Inc.	1,580	1,575	1,580
CSS Industries, Inc. (i)	1,570	1,570	1,380
Career Education Corporation (j)	1,502	125	–
Sprint Spectrum, L.P.	1,425	1,425	1,425
Enviro Works, Inc.	1,350	1,326	1,254
PPD Development, Inc. (j)	1,340	113	–
AT&T Corporation	1,259	1,259	1,259
Omnicom Group Inc.	1,251	1,168	1,140
BellSouth Telecommunications, Inc.	1,224	1,224	1,224
United States Postal Service	1,179	1,231	1,233
Other (a) (j)	20,937	20,173	19,057

	$75,403	$69,197	$62,476

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	Lease revenues applicable to minority interests in the consolidated amounts above total $3,355, $3,181 and $3,112 for the years ended December 31, 2007, 2006 and 2005, respectively.

(c)	Increase is due to CPI-based (or equivalent) rent increase in 2007.

(d)	Property is consolidated beginning January 1, 2006 as a result of implementation of EITF 04-05.

(e)	Decrease is due to change in estimate of unguaranteed residual value.

(f)	Tenant filed for bankruptcy protection in January 2008.

(g)	Increase is due to above-market lease intangible becoming fully amortized during 2007.

(h)	New tenant at existing property. In 2006 and 2005, we recorded $1,547 and $308, respectively, in lease revenues from a previous tenant at this property.

(i)	Property reclassified as an operating lease from a direct financing lease in January 2006.

(j)	Includes the CPA®:12 real estate interests acquired in December 2006.
W. P. Carey 2007 10-K – 30

We recognize income from equity investments in real estate of which lease revenues are a significant component. Net lease revenues from these ventures (for the entire venture, not our proportionate share) are as follows:

	Ownership
	Interest at	Years ended December 31,
Lessee	December 31, 2007	2007	2006	2005
Carrefour France, S.A. (a) (b) (c)	46%	$19,061	$16,303	$15,973
Federal Express Corporation	40%	6,892	6,817	6,742
Medica – France, S.A. (a) (d) (e)	46%	6,348	493	–
Information Resources, Inc. (c)	33%	4,972	4,972	4,479
Sicor, Inc.	50%	3,343	3,343	3,343
Hologic, Inc.	36%	3,212	3,169	3,156
Consolidated Systems, Inc. (d)	60%	1,810	478	–
Childtime Childcare, Inc.	34%	1,280	1,297	1,203
The Retail Distribution Group (d)	40%	808	67	–
Schuler A.G. (a) (f)	33%	582	–	–
CheckFree Holdings Corporation Inc. (g)	50%	–	–	4,494

		$48,308	$36,939	$39,390

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	In December 2006, we increased our interest to 50% from 22% as a result of the CPA®:12 Acquisition. Our interest was subsequently reduced to 46% in September 2007 as a result of a restructuring of ownership interests with an affiliate.

(c)	Increase is due to CPI-based (or equivalent) rent increase in 2006.

(d)	We acquired our interests in these ventures in 2006 which includes the CPA®:12 real estate interests acquired in December 2006.

(e)	Our interest was increased to 46% from 35% in September 2007 as a result of a restructuring of ownership interests with an affiliate.

(f)	We acquired our interest in this venture in 2007.

(g)	Property is consolidated beginning January 1, 2006 as a result of implementation of EITF 04-05.
The above table does not reflect our share of interest income from our 5% interest in a venture which acquired a note receivable in 2007. The venture recognized interest income of $19,508 in 2007.
Lease Revenues
2007 vs. 2006 – For the year ended December 31, 2007 as compared to 2006, lease revenues (rental income and interest income from direct financing leases) increased by $6,206 primarily due to lease revenues earned on properties acquired in the CPA®:12 Acquisition in December 2006, which contributed $3,258, rent increases and rent from new tenants at existing properties, which contributed $1,892. Lease revenue also benefited from the favorable impact of fluctuations in foreign currency exchange rates. These increases were partially offset by the impact of recent lease expirations.
2006 vs. 2005 – For the year ended December 31, 2006 as compared to 2005, lease revenues increased by $6,721 primarily due to the consolidation of an investment that we previously accounted for as an equity investment in real estate, rent increases and new lease activity at existing properties and to a lesser extent, revenue earned from properties acquired in the CPA®:12 Acquisition in December 2006. As a result of adopting EITF 04-05 effective January 1, 2006, we recognized revenue of $4,605 from the consolidation of our investment in a property leased to CheckFree Holdings. Rent increases and rent from new tenants at existing properties contributed $2,302 while lease revenue from the CPA®:12 Acquisition contributed $405 of the increase. These increases were partially offset by a lease expiration in July 2006.
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
W. P. Carey 2007 10-K – 31

2007 vs. 2006 – For the year ended December 31, 2007 as compared to 2006, other real estate income increased by $4,215 primarily due to income from Carey Storage which commenced operations in December 2006 and recognized income of $5,733 in 2007. Other real estate income also increased by $1,000 as a result of increases in reimbursable tenant costs, which are recorded as both revenue and expense and therefore have no impact on net income. These increases were partially offset by a reduction in income from Livho, whose operations have been impacted by renovation work at the hotel.
2006 vs. 2005 – For the year ended December 31, 2006 as compared to 2005, other operating income decreased by $1,398, primarily due to the receipt of bankruptcy proceeds of $1,169 during the year ended December 31, 2005.
General and Administrative
2007 vs. 2006 – For the year ended December 31, 2007 as compared to 2006, general and administrative expenses increased by $1,622 primarily due to increases in compensation related costs and professional fees. During 2007, compensation costs increased by $902 primarily due to increased investment volume and the achievement by CPA®:16 – Global of its performance criterion in June 2007.
2006 vs. 2005 – For the year ended December 31, 2006 as compared to 2005, general and administrative expenses remained relatively unchanged at $5,634 and $5,523, respectively.
Depreciation and Amortization
2007 vs. 2006 – For the year ended December 31, 2007 as compared to 2006, depreciation and amortization expense increased by $3,870 primarily due to recent investment activity, which includes the CPA®:12 Acquisition in December 2006 and our self-storage acquisitions, which contributed $2,748 of the increase, as well as the acceleration of depreciation on certain Livho assets.
2006 vs. 2005 – For the year ended December 31, 2006 as compared to 2005, depreciation and amortization expense increased by $3,045 primarily due to depreciation of $1,744 from the reclassification of a property as an operating lease that we previously accounted for as a direct financing lease and depreciation of $935 related to the consolidation of our investment in the CheckFree Holdings property that we previously accounted for as an equity investment in real estate. The CPA®:12 Acquisition had a minimal impact on our depreciation and amortization expense for 2006.
Impairment Charges
For the years ended December 31, 2007, 2006 and 2005, we recorded impairment charges related to our continuing real estate ownership operations totaling $1,017, $1,147 and $5,704, respectively. The table below summarizes the impairment charges recorded for the past three fiscal years for both continuing and discontinued operations:

Property	2007	2006	2005	Reason
West Mifflin, Pennsylvania	$–	$817	$2,684	Decline in unguaranteed residual value of property
Livonia, Michigan	–	–	1,130	Decline in asset value
Various properties	1,017	330	1,890	Decline in unguaranteed residual value of properties or decline in asset value

Impairment charges from continuing operations	$1,017	$1,147	$5,704

Walbridge, Ohio	$2,317	$–	$–	Property sold for less than carrying value
Amberly Village, Ohio	–	3,200	9,450	Property sold for less than carrying value
Berea, Kentucky	–	–	5,241	Property sold for less than carrying value
Various properties	–	157	1,375	Property sold sold for less than carrying value or property value has declined

Impairment charges from discontinued operations	$2,317	$3,357	$16,066

Other Real Estate Expenses
2007 vs. 2006 – For the year ended December 31, 2007 as compared to 2006, other real estate expenses increased by $1,809 primarily due to operating expenses of our self-storage properties, which we began acquiring in December 2006. This increase was partially offset by reductions in operating expenses of our Livho subsidiary, whose operations have been impacted by renovation work at the hotel.
2006 vs. 2005 – For the year ended December 31, 2006 as compared to 2005, other real estate expenses decreased by $446 primarily due to reductions in operating expenses of our Livho subsidiary which experienced a downturn in room occupancy rates during 2006.
W. P. Carey 2007 10-K – 32

Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have a non-controlling interest but exercise significant influence.
2007 vs. 2006 – For the year ended December 31, 2007 as compared to 2006, income from equity investments in real estate increased by $4,585 primarily due to recent investment activity, including investments acquired in the CPA®:12 Acquisition and the recognition of an out of period adjustment in the third quarter of 2007 as described in Note 2.
2006 vs. 2005 – For the year ended December 31, 2006 as compared to 2005, income from equity investments in real estate decreased $484, primarily due to a decrease of $1,129 related to the consolidation of our investment in the CheckFree Holdings property that we previously accounted for as an equity investment in real estate. This decrease was partially offset by increases resulting from equity investments in real estate acquired during the year as well as the impact of rent increases at existing properties.
Minority Interest in Income
We consolidate investments in which we are deemed to have a controlling interest. Minority interest in income represents the proportionate share of net income (revenue less expenses) from such investments that is attributable to the partner(s) holding the non-controlling interest.
2007 vs. 2006 – For the year ended December 31, 2007 as compared to 2006, minority interest in income increased by $242 primarily due to an increase in the net income from our French investments. The increase in net income is mainly attributable to rent increases and an increase in foreign exchange translation gains over the prior year resulting from the weakening of the U.S. dollar against the Euro. During the fourth quarter of 2007, we sold our interest in four of our French investments.
2006 vs. 2005 – For the year ended December 31, 2007 as compared to 2006, minority interest in income increased by $668. This increase is primarily due to increases in income generated by our French investments resulting from an increase in foreign exchange translation gains over the prior year resulting from the weakening of the U.S. dollar against the Euro.
Gain (Loss) on Sale of Securities, Foreign Currency Transactions and Other Gains, net
2007 vs. 2006 – For the year ended December 31, 2007 as compared to 2006, gain on sale of securities, foreign currency transactions and other gains, net decreased by $3,334 primarily due to the recognition in 2006 of a gain of $4,800 from the sale of our common stock holdings in Meristar Hospitality Corp. Impairment charges totaling $11,345 were recognized in prior periods to write down the value of this investment to its estimated fair value. This decrease was partially offset by foreign currency translation gains. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. During 2007, the average rate for the U.S. dollar in relation to the Euro was considerably weaker than during the prior year, and as a result, we experienced a positive impact on our results of foreign operations for the current year as compared to 2006.
2006 vs. 2005 – For the year ended December 31, 2006, we recognized net gains on the sale of securities, foreign currency transactions and other gains, net of $6,448 as compared with a net loss of $641 for 2005. The net gain for 2006 is comprised primarily of the $4,800 gain from the sale of our Meristar Hospitality Corp. stock as described above, as well as net gains on foreign currency transactions as we benefited from the relative weakening of the U.S. dollar against the Euro in 2006. The net loss for 2005 is comprised primarily of net losses on foreign currency transactions due to the relative strengthening of the U.S. dollar against the Euro in 2005.
Interest Expense
2007 vs. 2006 – For the year ended December 31, 2007 as compared to 2006, interest expense increased $3,864 primarily due to additional borrowings under our credit facilities which were used for investments and other recurring operating activities as well as the impact of new mortgage financing obtained in 2007 and 2006, including the mortgage obligations assumed in connection with the CPA®:12 Acquisition in December 2006. Interest expense on our secured credit facility increased by $2,341, primarily due to storage property acquisitions during 2007 and a full year’s interest expense on storage properties acquired during 2006. Interest expense on the unsecured credit facility increased $1,474, primarily from a $36,000 higher average outstanding balance during 2007 versus the comparable year. The average annual interest rate on this facility remained relatively unchanged year over year.
2006 vs. 2005 – For the year ended December 31, 2006 as compared to 2005, interest expense increased $1,248, primarily due to an increase of $2,604 from the full year impact of new mortgage financing at existing properties that were obtained during 2005 and $1,721 related to the consolidation of our investment in the CheckFree Holdings property that we previously accounted for as an equity investment in real estate. These increases were partially offset by a reduction in interest expense of $2,640 related to our credit facility and a reduction in interest expense from making scheduled principal payments. The reduction in interest expense on the unsecured credit facility resulted from lower average outstanding balances during the comparable periods on our facility partially
W. P. Carey 2007 10-K – 33

offset by rising interest rates. The average outstanding balance on our unsecured facility decreased by approximately $65,000 whereas the average annual interest rate increased approximately 1.9% compared with 2005.
Debt balances obtained on the properties acquired in the CPA®:12 Acquisition and financing obtained on self-storage assets acquired in December 2006 did not have a significant impact on interest expense in 2006.
Income from Continuing Operations
2007 vs. 2006 – For the year ended December 31, 2007 as compared to 2006, income from continuing operations decreased $442, primarily due to the recognition in the second quarter of 2006 of a $4,800 gain on sale of our common stock holdings of Meristar Hospitality Corp. and an increase in interest expense of $3,864 as a result of increases in the amounts outstanding under our credit facilities. These decreases were primarily offset by increases in property level operating results, which benefited from recent investments including the CPA®:12 Acquisition and self-storage properties, rent increases at existing properties and foreign currency transaction gains, and the recognition of an out of period adjustment in the third quarter of 2007 as described in Note 2. These variances are described above.
2006 vs. 2005 – For the year ended December 31, 2006 as compared to 2005, income from continuing operations increased $12,051, primarily due to realized gains totaling $4,800 on the sale of our Meristar common stock holdings and a reduction in impairment charges of $4,557, as well as increases in lease revenues of $2,302, primarily from rent increases and rent from new tenants at existing properties. These variances are described above.
Discontinued Operations
2007 – For the year ended December 31, 2007, we earned income from discontinued operations of $10,649. During 2007, we sold several properties and recognized a net gain of $15,486 and lease termination revenue of $1,905 in connection with these transactions. Income generated from these transactions were partially offset by the minority interest partners’ share of income totaling $5,394 and the recognition of an impairment charge on one of these properties of $2,317.
2006 – For the year ended December 31, 2006, we earned income from discontinued operations of $736 primarily due to gains on sales of properties totaling $3,452 and income of $1,178 from the operations of discontinued properties. This income was partially offset by impairment charges on these properties totaling $3,357 during 2006.
2005 – For the year ended December 31, 2005, we earned income from discontinued operations of $3,736 primarily from gains on sales of several properties totaling $10,474 and income of $9,328 from the operations of discontinued properties, which were largely offset by impairment charges totaling $16,066 on several of these properties.
Impairment charges for 2007, 2006 and 2005 are described in Impairment Charges above.
The effect of suspending depreciation expense as a result of the classification of properties as held for sale was $44, $238 and $235 for the years ended December 31, 2007, 2006 and 2005, respectively.
Financial Condition
Uses of Cash during the Year
Our cash flows fluctuate on an annual basis due to a number of factors which include the nature and timing of receipts of transaction-related revenue, the performance of the CPA® REITs relative to their performance criteria, the timing of purchases and sales of real estate, purchases under our share repurchase plan, the timing of certain payments and the receipt of the annual installment of deferred acquisition revenue and interest thereon in the first quarter.
Although our cash flows may fluctuate from year to year, we believe that we will generate sufficient cash from operations and, if necessary, from the proceeds of non-recourse mortgage loans, unused capacity on our credit facility, unsecured indebtedness and the issuance of additional equity securities to meet our short-term and long-term liquidity needs. We assess our ability to access capital on an ongoing basis. There has been no material change in our financial condition since December 31, 2006. Our use of cash during the year is described below.
Operating Activities
During 2007, we used our cash flows from operations along with existing cash resources and borrowings under our unsecured credit facility to fund distributions to shareholders and make purchases of common stock under our share repurchase program. Cash flows from operations were impacted in 2007 by the timing of receipt of revenue earned and commissions paid in connection with CPA®:16 – Global meeting its performance criterion and the payment in the first quarter of 2007 of taxes totaling $21,000 on revenue earned in
W. P. Carey 2007 10-K – 34

the fourth quarter of 2006 in connection with the CPA®:12/14 Merger. In connection with CPA®:16 – Global meeting its performance criterion in June 2007, we paid previously deferred compensation totaling $6,625 and recognized previously deferred asset-based and structuring revenue totaling $45,919, however we did not receive payment for any of this revenue in cash until 2008. We received previously deferred asset-based revenue of $11,945 in July 2007 in the form of restricted common stock of CPA®:16 – Global. Previously deferred structuring revenues of $28,259 were paid in January 2008 as part of the annual installment of deferred acquisition revenue totaling $47,099 from the CPA® REITs while the remainder of the deferred structuring revenue due from CPA®:16 – Global is payable in January 2009 ($4,663) and January 2010 ($1,052).
During 2007, we received revenue of $27,517 from providing asset-based management services on behalf of the CPA® REITs, exclusive of that portion of such revenue being satisfied by the CPA® REITs through the issuance of their restricted common stock rather than paying cash (see below). We also received revenue of $27,654 in connection with structuring investments on behalf of the CPA® REITs. In January 2007, we received $16,701 related to the annual installment of deferred acquisition revenue from CPA®:14 and CPA®:15, both of which have met their performance criteria, including interest. The next installment of deferred acquisition revenue was received in January 2008 as described above.
In 2007, we elected to receive all performance revenue from the CPA® REITs as well as the asset management revenue payable by CPA®:16 – Global in restricted shares rather than cash. For 2008, we have elected to continue to receive all performance revenue from the CPA® REITs in restricted shares rather than cash. However, for 2008 we have elected to receive the base asset management revenue from CPA®:16 – Global in cash (rather than in stock, as in the prior year), which we anticipate will benefit operating cash flows by approximately $10,300. We expect that the election to receive restricted shares will continue to have a negative impact on cash flows during 2008, as this election is annual.
During 2007, our real estate ownership provided cash flows (contractual lease revenues, net of property-level debt service) of approximately $50,500. The properties we acquired from CPA®:12 provided cash flow, inclusive of minority interest, of approximately $4,011 and equity income of $972. This additional cash flow was partially offset by lower asset management revenue of approximately $1,300 as a result of CPA®:12 selling several properties to us and third parties in connection with the CPA®:12/14 Merger.
Investing Activities
Our investing activities are generally comprised of real estate transactions (purchases and sales) and capitalized property related costs. During 2007, we used $80,491 to enter into several domestic and international investments, used $15,987 to make capital improvements to existing properties and used $3,596 to fund capital contributions to existing equity investments. Cash inflows during this period included distributions from equity investments in real estate and CPA® REITs in excess of equity income of $17,441 and net proceeds of $42,214 from the sale of several properties. Distributions from equity investments in real estate and CPA® REITs are primarily comprised of our share of the proceeds from a non-recourse mortgage obtained by a venture in which we have a 50% interest and distributions from the CPA® REITs. During 2007, proceeds of $19,515 from the sale of properties were placed into escrow in connection with a 1031 exchange transaction, of which $19,410 was released and used to purchase additional properties. Investing activity also included lending $8,676 to an affiliate in connection with a mortgage defeasance. These funds were repaid by the affiliate during the year.
Based on current distribution rates and our current investment in the CPA® REITs, our annual distributions from the CPA® REITs for 2008 are projected to be approximately $10,700.
Financing Activities
During 2007, we paid distributions to shareholders of $71,608 and made scheduled mortgage principal payments totaling $16,072. We incurred gross borrowings of $162,700 and $20,080 on our unsecured and secured credit facilities, respectively, and obtained $6,603 of mortgage financing, which were used for several purposes in the normal course of business, including the acquisition of real estate investments. During 2007, we made repayments of $102,000 on our unsecured credit facility which has increased overall by $60,700 since December 31, 2006 and made prepayments of mortgage principal totaling $13,090. Included in the gross borrowings and repayments above is $28,000 borrowed under our new $250,000 unsecured credit facility which was used to repay our previous credit facility. In 2007, we raised $20,682 from the issuance of shares, primarily as a result of the exercise of Carey Management warrants in December 2007 (Note 14) and to a lesser extent as a result of purchases under our distribution reinvestment program. In connection with our current share repurchase program, we repurchased shares totaling $25,525.
W. P. Carey 2007 10-K – 35

Summary of Financing
The table below summarizes our mortgage notes payable and credit facilities as of December 31, 2007 and 2006, respectively.

	December 31,
	2007	2006
Balance
Fixed rate	$183,180	$208,665
Variable rate (a)	133,571	69,988

	$316,751	$278,653

Percent of total debt
Fixed rate	58%	75%
Variable rate (a)	42%	25%

	100%	100%

Weighted average interest rate at end of year
Fixed rate	6.3%	6.5%
Variable rate (a)	5.9%	5.5%

(a)	Included in variable rate debt as of December 31, 2007 is (i) $35,581 outstanding under our secured credit facility, (ii) $62,700 outstanding under our unsecured credit facility, and (iii) $30,291 in mortgage obligations which are currently fixed rate but which have interest rate reset features which may change the interest rates to then prevailing market fixed rates (subject to specified caps) at certain points in their term. There are no interest rate resets scheduled during 2008.
Cash Resources
At December 31, 2007, our cash resources consisted of the following:

–	Cash and cash equivalents totaling $12,137. Of this amount $4,203, at current exchange rates, was held in foreign bank accounts and we could be subject to significant costs should we decide to repatriate these amounts;

–	Unsecured credit facility with unused capacity of up to $183,241, which may also be used to loan funds to our affiliates. Our lender has issued letters of credit totaling $4,029 on our behalf in connection with certain contractual obligations; and

–	We can also borrow against our currently unleveraged properties which have a carrying value of $263,435.
Our cash resources can be used for working capital needs and other commitments and may be used for future investments. We continue to evaluate fixed-rate financing options, such as obtaining non-recourse financing on our unleveraged properties. Any financing obtained may be used for working capital objectives and may be used to pay down existing debt balances. A summary of our secured and unsecured credit facilities is provided below:

	December 31, 2007		December 31, 2006
	Outstanding	Maximum	Outstanding	Maximum
	Balance	Available	Balance	Available
Unsecured credit facility	$62,700	$250,000	$2,000	$175,000
Secured credit facility	35,581	105,000	15,501	105,000

	$98,281	$355,000	$17,501	$280,000

Unsecured credit facility
In June 2007, we entered into an unsecured credit facility for a $250,000 revolving line of credit to replace our previous $175,000 line of credit that was due to expire in July 2007. The credit facility, which matures in June 2011, can be increased up to $300,000 upon satisfaction of certain conditions and provides for a one-year extension option subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.125% of the total commitments under the facility at that time. However, such expansion is at the discretion of the lenders.
The credit facility has an annual interest rate of either (i) LIBOR plus a spread which ranges from 75 to 120 basis points depending on our leverage or (ii) the greater of the lender’s prime rate and the Federal Funds Effective Rate plus 50 basis points. At December 31, 2007, the average interest rate on advances on the credit facility was 5.7%. In addition, we pay an annual fee ranging between 12.5 and 20 basis points of the unused portion of the credit facility, depending on our leverage ratio. Based on our leverage ratio at December 31, 2007, we pay interest at LIBOR plus 75 basis points and pay 12.5 basis points on the unused portion of the credit
W. P. Carey 2007 10-K – 36

facility. The credit facility has financial covenants that among other things require us to maintain a minimum equity value and meet or exceed certain operating and coverage ratios. We are in compliance with these covenants as of December 31, 2007.
Secured credit facility
In December 2006, Carey Storage, a wholly owned subsidiary, entered into a credit facility for up to $105,000 with Morgan Stanley Mortgage Capital Inc. that provides for advances through March 8, 2008 and matures in December 2008. The credit facility is collateralized by any self-storage real estate assets acquired by Carey Storage with proceeds from the facility. Advances from this facility bear interest at an annual fixed rate of 7.6% for the first month of borrowing and at an annual variable rate equal to the one-month LIBOR plus a spread which ranges from 175 to 235 basis points thereafter depending on the aggregate debt yield for the collateralized asset pool. At December 31, 2007, our interest rate was based on the one-month LIBOR plus 225 basis points. Advances can be prepaid at any time, however advances prepaid prior to March 8, 2008 are subject to a prepayment penalty of 1.25% of the principal amount of the loan being prepaid. This facility has financial covenants requiring Carey Storage, among other things, to meet or exceed certain operating and coverage ratios. Carey Storage is in compliance with these covenants as of December 31, 2007.
Cash Requirements
During 2008, cash requirements will include paying distributions to shareholders, repaying our secured credit facility (which had a balance of $35,581 at December 31, 2007) in December 2008, making scheduled mortgage principal payments, including a mortgage balloon payment of $5,000 due in December 2008, and making distributions to minority partners, as well as other normal recurring operating expenses. We also expect to make payments totaling $29,979 to certain CPA® REITs and to pay a civil penalty in connection with an agreement in principle to settle the SEC investigation (see Item 3 – Legal Proceedings for a discussion of this investigation and the agreement in principle). We may also seek to use our cash to invest in new properties and maintain cash balances sufficient to meet working capital needs. We may issue additional shares in connection with investments when it is consistent with the objectives of the seller.
We have budgeted capital expenditures of up to approximately $7,600 at various properties during 2008. The capital expenditures will primarily be for tenant and property improvements in order to enhance a property’s cash flow or marketability for re-leasing or sale.
We expect to meet our capital requirements to fund future investments, any capital expenditures on existing properties and scheduled debt maturities on non-recourse mortgages through use of our cash reserves or unused amounts on our unsecured credit facility.
Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and contractual obligations as of December 31, 2007 and the effect that these obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Non-recourse debt – Principal	$254,051	$50,209	$51,282	$61,220	$91,340
Unsecured credit facility – Principal	62,700	–	–	62,700	–
Deferred acquisition compensation due to affiliates – Principal	137	137	–	–	–
Interest on borrowings and deferred acquisition compensation (a)	78,952	19,549	27,936	16,085	15,382
Operating leases (b)	26,562	2,876	5,674	5,850	12,162
Property improvements (c)	7,600	7,600	–	–	–
Other commitments(d)	707	707	–	–	–
SEC settlement(e)	29,979	29,979	–	–	–

	$460,688	$111,057	$84,892	$145,855	$118,884

(a)	Interest on variable rate debt obligations was calculated using the variable interest rates and balances outstanding as of December 31, 2007.

(b)	Operating and other lease commitments consist primarily of the total minimum rents payable on the lease for our principal offices. We are reimbursed by affiliates for their share of the future minimum rents under an office cost-sharing agreement. These amounts are allocated among the entities based on gross revenues and are adjusted quarterly. The table above excludes the rental obligation under a ground lease of a venture in which we own a 46% interest. This obligation totals approximately $2,985 over the lease term.

(c)	Represents remaining commitments to fund certain property improvements.
W. P. Carey 2007 10-K – 37

(d)	Includes estimates for accrued interest and penalties related to uncertain tax positions and a commitment to contribute capital to an investment in India.

(e)	Represents charge incurred in fourth quarter of 2007 in connection with reaching an agreement in principle with the staff of the SEC to settle all matters relating to its investigation. The charge is comprised of expected payments to certain of the CPA® REITs, including interest, of $19,979 and a civil penalty of $10,000. See Item 3 – Legal Proceedings for a discussion of this investigation and the agreement in principle.
Amounts related to our foreign operations are based on the exchange rate of the Euro as of December 31, 2007.
We have employment contracts with certain senior executives. These contracts provide for severance payments in the event of termination under certain conditions including a change of control.
As of December 31, 2007, we have no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
We have investments in unconsolidated joint ventures that own single-tenant properties net leased to corporations. All of the underlying investments are owned with affiliates. Summarized financial information for these ventures (for the entire venture, not our proportionate share) at December 31, 2007 is presented below:

	Ownership
	Interest at		Total Third Party
Lessee	December 31, 2007	Total Assets	Debt	Maturity Date
The Retail Distribution Group	40%	$11,802	$5,556	9/2009
Federal Express Corporation	40%	50,042	41,381	1/2011
Information Resources, Inc.	33%	49,607	22,891	1/2011
Childtime Childcare, Inc.	34%	10,410	6,697	1/2011
Carrefour France, S.A. (a) (b)	46%	173,768	130,150	12/2014
Consolidated Systems, Inc. (c)	60%	17,467	11,846	11/2016
Sicor, Inc. (d)	50%	17,354	35,350	7/2017
Medica – France, S.A. (a) (e)	46%	58,323	45,061	10/2017
Hologic, Inc.	36%	28,900	16,158	5/2023
Schuler A.G. (a) (f)	33%	76,894	–	N/A

		$494,567	$315,090

(a)	Amounts shown are based on the exchange rate of the Euro as of December 31, 2007.

(b)	We reduced our interest in this venture to 46% from 50% in September 2007 as a result of a restructuring of ownership interests with an affiliate.

(c)	In October 2006, we, together with an affiliate, through a venture in which we own 60% tenancy-in-common interests, acquired property in South Carolina for approximately $17,881. In connection with this acquisition, the venture obtained non-recourse mortgage financing of $12,000 at a fixed annual interest rate of 5.9% for a 10-year term. Our proportionate share of cost in this investment and financing obtained is approximately $10,530 and $7,200, respectively.

(d)	In June 2007, this venture completed the refinancing of an existing $2,483 non-recourse mortgage with new non-recourse financing of $35,350 based on the appraised value of the underlying real estate of the venture and distributed the proceeds to the venture partners.

(e)	We increased our interest in this venture to 46% from 35% in September 2007 as a result of a restructuring of ownership interests with an affiliate.

(f)	In December 2007, we acquired a 33% interest in this venture from an affiliate at a total cost of $25,971 based on the exchange rate of the Euro at the date of acquisition.
The table above does not reflect our acquisition in April 2007 of a 5% interest in a venture, which made a loan (the “note receivable”) to the holder of a 75% interest in a limited partnership owning 37 properties throughout Germany at a total cost of $335,981. In connection with this transaction, the venture obtained non-recourse financing of $284,932 having a fixed annual interest rate of 5.5% and a term of 10 years. All amounts are based on the exchange rate of the Euro at the date of acquisition. Under the terms of the note receivable, the venture will receive interest that approximates 75% of all income earned by the limited partnership, less adjustments.
W. P. Carey 2007 10-K – 38

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
Classification of Real Estate Assets
We classify our directly owned leased assets for financial reporting purposes at the inception of a lease or when significant lease items are amended as either real estate leased under operating leases or net investment in direct financing leases. This classification is based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. In determining the classification of a lease, we use estimates of remaining economic life provided by third party appraisals of the leased assets. The calculation of the present value of future minimum rents includes determining a lease’s implicit interest rate, which requires an estimate of the residual value of leased assets as of the end of the non-cancelable lease term. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets. The contractual terms of our leases are not necessarily different for operating and direct financing leases; however the classification is based on accounting pronouncements which are intended to indicate whether the risks and rewards of ownership are retained by the lessor or substantially transferred to the lessee. Management believes that it retains certain risks of ownership regardless of accounting classification. Assets classified as net investment in direct financing leases are not depreciated but are written down to expected residual value over the lease term, therefore, the classification of assets may have a significant impact on net income even though it has no effect on cash flows.
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
W. P. Carey 2007 10-K – 39

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
In determining whether we control a non-VIE, our consideration includes using the Emerging Issues Task Force (“EITF”) Consensus on Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46R. The EITF reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting. As a result of adopting the provisions of EITF 04-05 effective January 1, 2006, we consolidate a limited liability company that leases property to CheckFree Holdings Corporation Inc., that was previously accounted for under the equity method of accounting. The consolidation of this entity did not have a material impact on our financial position or results of operations.
The consolidated financial statements include the accounts of CPAI, which was formed in July 2003. We own all of CPAI’s outstanding common stock. During 2005, CPAI withdrew its registration statement with the SEC for a public offering of its common stock and as a result, we wrote off approximately $811 in registration costs.
The consolidated financial statements also include the accounts of CPA®:17 – Global, an affiliated REIT formed in 2007. As of December 31, 2007, we own all of CPA®:17 – Global’s outstanding common stock. Beginning in 2008, we will account for our investment in CPA®:17 – Global under the equity method of accounting.
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
W. P. Carey 2007 10-K – 40

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
We evaluate goodwill for possible impairment at least annually using a two-step process. To identify any impairment, we first compare the estimated fair value of the reporting unit (investment management segment) with our carrying amount, including goodwill. We calculate the estimated fair value of the investment management segment by applying a multiple, based on comparable companies, to earnings. If the fair value of the investment management segment exceeds its carrying amount, goodwill is considered not impaired and no further analysis is required. If the carrying amount of the investment management segment exceeds its estimated fair value, then the second step is performed to measure the amount of the impairment charge.
For the second step, we would determine the impairment charge by comparing the implied fair value of the goodwill with its carrying amount and record an impairment charge equal to the excess of the carrying amount over the fair value. The implied fair value of the goodwill is determined by allocating the estimated fair value of the investment management segment to its assets and liabilities. The excess of the estimated fair value of the investment management segment over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. We have performed our annual test for impairment of our investment management segment, the reportable unit of measurement, and concluded that the goodwill is not impaired.
Investments in unconsolidated joint ventures are accounted for under the equity method and are recorded initially at cost, as equity investments in real estate and CPA® REITs and subsequently adjusted for our proportionate share of earnings and cash contributions and distributions. On a periodic basis, we assess whether there are any indicators that the value of equity investments in real estate and CPA® REITs may be impaired and whether or not that impairment is other than temporary. To the extent impairment has occurred, the charge is measured as the excess of the carrying amount of the investment over the fair value of the investment.
When we identify assets as held for sale, we discontinue depreciating the assets and estimate the sales price, net of selling costs, of such assets. If in our opinion, the net sales price of the assets, which have been identified for sale, is less than the net book value of the assets, an impairment charge is recognized and a valuation allowance is established. To the extent that a purchase and sale agreement has been entered into, the allowance is based on the negotiated sales price. To the extent that we have adopted a plan to sell an asset but have not entered into a sales agreement, we make judgments of the net sales price based on current market information. Accordingly, the initial assessment may be greater or less than the purchase price subsequently committed to and may result in a further adjustment to the fair value of the property. If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used or (b) the fair value at the date of the subsequent decision not to sell.
W. P. Carey 2007 10-K – 41

Provision for Uncollected Amounts from Lessees
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because our real estate ownership segment has a limited number of lessees (24 lessees represented approximately 72% of annual rental income during 2007), we believe that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. We generally recognize a provision for uncollected rents and other tenant receivables and measure our allowance against actual arrearages. For amounts in arrears, we make subjective judgments based on our knowledge of a lessee’s circumstances and may reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
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
Income Taxes
We have elected to be treated as a partnership for U.S. federal income tax purposes. Prior to September 30, 2007, our real estate ownership operations were conducted through partnership or limited liability companies electing to be treated as partnerships for U.S federal income tax purposes. As partnerships, we and our partnership subsidiaries are generally not directly subject to tax and the taxable income or loss of these operations are included in the income tax returns of the members; accordingly, no provision for income tax expense or benefit is reflected in the accompanying consolidated financial statements. Subsequent to September 30, 2007, our real estate operations have been conducted through a subsidiary REIT. In order to maintain its qualification as a REIT, the subsidiary is required to, among other things, distribute at least 90% of its net taxable income to its shareholders (excluding net capital gains) and meet certain tests regarding the nature of its income and assets. As a REIT, the subsidiary is not subject to U.S. federal income tax to the extent it distributes its net taxable income annually to its shareholders. Accordingly, as a REIT, no provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. We have and intend to continue to operate so that the subsidiary meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, the subsidiary would be subject to U.S. federal income tax.  These operations are subject to certain state, local and foreign taxes and a provision for such taxes is included in the consolidated financial statements.
We conduct our investment management operations though a wholly owned taxable corporation. These operations are subject to federal, state, local and foreign taxes as applicable. Our financial statements are prepared on a consolidated basis including this taxable subsidiary and include a provision for current and deferred taxes on these operations.
Our consolidated effective income tax rate is influenced by tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish tax reserves in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which we adopted at the beginning of 2007.  FIN 48 is based on a benefit recognition model, which we believe could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, FIN 48 permits a company to recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position must be derecognized when it is no longer more likely than not of being sustained.  Prior to the adoption of FIN 48, our policy was to establish reserves that reflected the probable outcome of known tax contingencies. Favorable resolution was recognized as a reduction to our effective tax rate in the period of resolution.  The initial application of FIN 48 resulted in a net decrease to our reserves for uncertain tax positions of approximately $1,050, with an offsetting increase to retained earnings.
Adoption of New Accounting Pronouncements
SFAS 123R
FASB Statement No. 123R, “Share-Based Payment” (“SFAS 123R”) was issued to establish financial and accounting standards for stock-based employee compensation plans. We adopted SFAS 123R on January 1, 2006 using the modified prospective application method. Our stock based compensation accounting policy and transition method are discussed in detail in Note 2 to the consolidated financial statements. The impact of adopting SFAS 123R in 2006 is discussed in Note 14. Results for fiscal years 2005 and prior have not been restated.
W. P. Carey 2007 10-K – 42

EITF 04-05
Emerging Issues Task Force issued EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46R. The Task Force reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting. EITF 04-05 was effective immediately for all arrangements created or modified after June 29, 2005. For all other arrangements, we adopted EITF 04-05 effective January 1, 2006 using a cumulative-effect-type adjustment. As a result of adopting EITF 04-05, we now consolidate a limited liability company that leases property to CheckFree Holdings Corporation Inc., which was previously accounted for under the equity method of accounting.
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
FIN 48
FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we not recognize in our consolidated financial statements the impact of a tax position that fails to meet the more likely than not recognition threshold based on the technical merits of the position. We adopted FIN 48 as required on January 1, 2007 (Note 15).
Recent Accounting Pronouncements
SFAS 157
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. This statement is effective for our 2008 fiscal year, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is our 2009 fiscal year. We are currently evaluating the potential impact of the adoption of this statement and believe that the adoption of this statement will not have a material effect on our financial position and results of operations.
SFAS 159
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. This statement is effective for our 2008 fiscal year. We are currently evaluating the potential impact of the adoption of this statement and believe that the adoption of this statement will not have a material effect on our financial position and results of operations.
SOP 07-1
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an
W. P. Carey 2007 10-K – 43

entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. In February 2008, FSP SOP 07-1-1 was issued to delay indefinitely the effective date of SOP 07-1 and prohibit adoption of SOP 07-1 for an entity that has not early adopted SOP 07-1 before issuance of the final FSP. We are currently assessing the potential impact the adoption of this statement will have on our financial position and results of operations.
SFAS 141R
In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. SFAS 141R is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of this statement will have on our financial position and results of operations.
SFAS 160
In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS 160”), which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS 160 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of this statement will have on our financial position and results of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
(In thousands)
Market Risks
Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. In pursuing our business plan, the primary risks to which we are exposed are interest rate risk and foreign currency exchange risk. We are also exposed to market risk as a result of concentrations in certain tenant industries.
We do not generally use derivative financial instruments to manage foreign currency exchange rate risk exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes. We account for our derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended.
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
At December 31, 2007, a significant portion (approximately 67%) of our long-term debt either bears interest at fixed rates or is currently at fixed rates but resets to the then prevailing market fixed rates at certain future points in their term. The fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed rate debt at December 31, 2007
W. P. Carey 2007 10-K – 44

ranged from 4.9% to 8.1%. The annual interest rates on our variable rate debt at December 31, 2007 ranged from 3.9% to 7.3%. Our debt obligations are more fully described within the Financial Condition section of Item 7 of this annual report. The following table presents principal cash flows based upon expected maturity dates of our debt obligations.

	2008	2009	2010	2011	2012	Thereafter	Total	Fair value
Fixed rate debt	$7,777	$34,794	$12,555	$25,712	$31,239	$71,103	$183,180	$180,926
Variable rate debt	$42,432	$1,936	$1,997	$64,834	$2,135	$20,237	$133,571	$133,571
A change in interest rates of 1% would increase or decrease the combined fair value of our fixed rate debt by an aggregate of $6,801. Annual interest expense on our variable rate debt that does not currently bear interest at fixed rates would increase or decrease by $1,033 for each 1% change in annual interest rates. As more fully described in Summary of Financing above, a significant portion of the debt classified as variable rate debt in the tables above currently bears interest at fixed rates but has interest rate reset features which may change the interest rates to variable rates at certain points in their term. Such debt is generally not subject to short-term fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We have foreign operations and transact business in Europe and as a result are subject to risk from the effects of exchange rate movements of the Euro, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the local currency. For the Euro, we are a net receiver of the foreign currency (we receive more cash than we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the Euro. Net realized foreign currency translation gains were $1,332 for the year ended December 31, 2007. Net unrealized foreign currency translation gains were $1,675 for the year ended December 31, 2007. Such gains are included in the consolidated financial statements and are primarily due to changes in the Euro on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases and scheduled principal payments for mortgage notes payable for our foreign operations during each of the next five years and thereafter are as follows:

	2008	2009	2010	2011	2012	Thereafter	Total
Future minimum rents (a)	$7,001	$6,502	$5,003	$5,003	$5,003	$15,944	$44,456
Mortgage notes payable (a)	$1,851	$1,936	$1,997	$2,134	$2,134	$20,238	$30,290

(a)	Based on the December 31, 2007 exchange rate for the Euro.
W. P. Carey 2007 10-K – 45

Item 8. Financial Statements and Supplementary Data.
The following financial statements and schedule are filed as a part of this Report:
Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.
W. P. Carey 2007 10-K – 46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of W. P. Carey & Co. LLC:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of W. P. Carey & Co. LLC and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
February 29, 2008
W. P. Carey 2007 10-K – 47

W. P. CAREY & CO. LLC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2007	2006
Assets
Real estate, net	$513,405	$540,504
Net investment in direct financing leases	89,463	108,581
Equity investments in real estate and CPA® REITs	242,677	166,147
Operating real estate, net	73,189	33,606
Assets held for sale	–	1,269
Cash and cash equivalents	12,137	22,108
Due from affiliates	88,329	88,884
Intangible assets and goodwill, net	99,873	107,349
Other assets, net	34,211	24,562

Total assets	$1,153,284	$1,093,010

Liabilities and Members’ Equity
Liabilities:
Non-recourse debt	$254,051	$276,653
Unsecured credit facility	62,700	2,000
Deferred revenue	–	40,490
Accounts payable, accrued expenses and other liabilities	71,819	53,174
Income taxes, net	65,152	63,462
Distributions payable	29,222	17,481
Settlement provision (Note 11)	29,979	–

Total liabilities	512,923	453,260

Minority interest in consolidated entities	6,090	7,765

Commitments and contingencies (Note 11)
Members’ equity:
Listed shares, no par value, 100,000,000 shares authorized; 39,216,493 and 38,262,157 shares issued and outstanding, respectively	748,584	745,969
Distributions in excess of accumulated earnings	(117,051)	(114,008)
Accumulated other comprehensive income	2,738	24

Total members’ equity	634,271	631,985

Total liabilities and members’ equity	$1,153,284	$1,093,010

The accompanying notes are an integral part of these consolidated financial statements.
W. P. Carey 2007 10-K – 48

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Years ended December 31,
	2007	2006	2005
Revenues
Asset management revenue	$83,051	$57,633	$52,332
Structuring revenue	78,175	22,506	28,197
Incentive, termination and subordinated disposition revenue from mergers	–	46,018	–
Reimbursed costs from affiliates	13,782	63,630	9,962
Lease revenues	75,403	69,197	62,476
Other real estate income	12,718	8,503	10,273

	263,129	267,487	163,240

Operating Expenses
General and administrative	(61,821)	(41,376)	(44,981)
Provision for settlement (Note 11)	(29,979)	–	–
Reimbursable costs	(13,782)	(63,630)	(9,962)
Depreciation and amortization	(25,543)	(25,137)	(20,051)
Property expenses	(6,245)	(5,984)	(6,155)
Impairment charges	(1,017)	(1,147)	(5,704)
Other real estate expenses	(7,690)	(5,881)	(6,327)

	(146,077)	(143,155)	(93,180)

Other Income and Expenses
Other interest income	6,842	3,305	3,507
Income from equity investments in real estate and CPA® REITs	18,357	7,608	5,182
Minority interest in income	(4,143)	(275)	(264)
Gain on sale of securities, foreign currency transactions and other, net	3,114	12,969	1,359
Interest expense	(20,880)	(17,016)	(15,768)

	3,290	6,591	(5,984)

Income from continuing operations before income taxes	120,342	130,923	64,076
Provision for income taxes	(51,739)	(45,356)	(19,208)

Income from continuing operations	68,603	85,567	44,868

Discontinued Operations
Income from operations of discontinued properties	2,874	1,178	9,328
Gains on sale of real estate, net	15,486	3,452	10,474
Impairment charges	(2,317)	(3,357)	(16,066)
Minority interest in income	(5,394)	(537)	–

Income from discontinued operations	10,649	736	3,736

Net Income	$79,252	$86,303	$48,604

Basic Earnings Per Share
Income from continuing operations	$1.80	$2.27	$1.19
Income from discontinued operations	0.28	0.02	0.10

Net income	$2.08	$2.29	$1.29

Diluted Earnings Per Share
Income from continuing operations	$1.78	$2.20	$1.15
Income from discontinued operations	0.27	0.02	0.10

Net income	$2.05	$2.22	$1.25

Weighted Average Shares Outstanding
Basic	38,113,857	37,668,920	37,688,835

Diluted	39,868,208	39,093,897	39,020,801

Distributions Declared Per Share (a)	$1.88	$1.82	$1.79

(a)    Excludes special distribution of $0.27 declared in December 2007 - Note 14.
The accompanying notes are an integral part of these consolidated financial statements.
W. P. Carey 2007 10-K – 49

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years ended December 31,
	2007	2006	2005
Net Income	$79,252	$86,303	$48,604
Other Comprehensive Income
Marketable securities adjustment, net of taxes of $19 in 2007, $(379) in 2006 and $(327) in 2005	(42)	799	722
Reversal of unrealized appreciation on sale of marketable securities, net of taxes of $2,254 in 2006	–	(4,746)	–
Foreign currency translation adjustment, net of taxes of $(1,240) in 2007, $(379) in 2006 and $611 in 2005	2,756	799	(1,350)

	2,714	(3,148)	(628)

Comprehensive Income	$81,966	$83,155	$47,976

The accompanying notes are an integral part of these consolidated financial statements.
W. P. Carey 2007 10-K – 50

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
For the years ended December 31, 2007, 2006 and 2005
(in thousands, except share and per share amounts)

			Distributions in
			Excess of		Accumulated Other
		Paid-in	Accumulated	Unearned	Comprehensive
	Shares	Capital	Earnings	Compensation	Income (Loss)	Total
Balance at January 1, 2005	37,523,462	$734,658	$(112,441)	$(5,366)	$3,800	$620,651
Cash proceeds on issuance of shares, net	182,273	4,400				4,400
Shares issued in connection with services rendered	7,288	217				217
Shares issued under share incentive plans	101,300	3,422		(3,422)		–
Forfeitures of shares	(14,301)	(502)		459		(43)
Distributions declared			(67,341)			(67,341)
Tax benefit – share incentive plans		604				604
Amortization of unearned compensation				3,210		3,210
Repurchase and retirement of shares	(93,775)	(2,206)				(2,206)
Net income			48,604			48,604
Change in other comprehensive income					(628)	(628)

Balance at December 31, 2005	37,706,247	740,593	(131,178)	(5,119)	3,172	607,468

Reclassification of unearned compensation on adoption of SFAS 123(R)		(5,119)		5,119		–
Reclassification of prepayment for services rendered paid in shares on adoption of SFAS 123(R)		(307)				(307)
Cash proceeds on issuance of shares, net	521,494	8,400				8,400
Shares issued in connection with services rendered	9,804	260				260
Shares issued under share incentive plans	123,900					–
Forfeitures of shares	(26,263)	(168)				(168)
Distributions declared			(69,133)			(69,133)
Tax benefit – share incentive plans		626				626
Stock based compensation expense under SFAS 123(R)		3,621				3,621
Repurchase and retirement of shares	(73,025)	(1,937)				(1,937)
Net income			86,303			86,303
Change in other comprehensive income					(3,148)	(3,148)

Balance at December 31, 2006	38,262,157	745,969	(114,008)	–	24	631,985

Retained earnings adjustment on adoption of FIN 48			1,054			1,054
Cash proceeds on issuance of shares, net	1,581,973	20,295				20,295
Shares issued in connection with services rendered	12,036	387				387
Shares issued under share incentive plans	187,600					–
Forfeitures of shares	(10,963)	(241)				(241)
Distributions declared			(83,349)			(83,349)
Tax benefit – share incentive plans		1,939				1,939
Stock based compensation expense under SFAS 123(R)		5,760				5,760
Repurchase and retirement of shares	(816,310)	(25,525)				(25,525)
Net income			79,252			79,252
Change in other comprehensive income					2,714	2,714

Balance at December 31, 2007	39,216,493	$748,584	$(117,051)	$–	$2,738	$634,271

The accompanying notes are an integral part of these consolidated financial statements.
W. P. Carey 2007 10-K – 51

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2007	2006	2005
Cash Flows — Operating Activities
Net income	$79,252	$86,303	$48,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including intangible assets and deferred financing costs	27,321	27,207	21,942
Income from equity investments in real estate and CPA® REITs in excess of distributions received	(2,296)	(160)	479
Gains on sale of real estate and investments, net	(15,827)	(14,774)	(10,570)
Recognition of deferred gain on completion of development project	–	–	(2,000)
Minority interest in income	9,537	812	264
Straight-line rent adjustments	2,972	3,152	3,776
Management income received in shares of affiliates	(55,535)	(31,020)	(31,858)
Unrealized (gain) loss on foreign currency transactions, warrants and securities	(1,659)	(1,128)	779
Impairment charges	3,334	4,504	21,770
Realized (gain) loss on foreign currency transactions	(1,332)	(488)	19
Costs paid by issuance of shares	–	–	201
Increase (decrease) in income taxes, net	1,796	24,311	(1,725)
Settlement provision	29,979	–	–
Tax charge — share incentive plan	–	–	604
Stock-based compensation expense	5,551	3,453	3,936
Decrease in deferred acquisition revenue received	16,164	12,543	8,961
Increase in structuring revenue receivable	(55,897)	(3,459)	(5,304)
Net changes in other operating assets and liabilities	4,111	8,684	(7,171)

Net cash provided by operating activities	47,471	119,940	52,707

Cash Flows — Investing Activities
Distributions received from equity investments in real estate and CPA® REITs in excess of equity income	17,441	13,286	6,164
Capital contributions made to equity investments in real estate	(3,596)	–	–
Purchases of real estate and equity investments in real estate	(80,491)	(102,199)	(465)
Capital expenditures	(15,987)	(4,937)	(2,975)
Loans to affiliates	(8,676)	(108,000)	–
Proceeds from repayment of loans to affiliates	8,676	108,000	–
Proceeds from sales of property and investments	42,214	50,053	45,542
Release of funds from escrow in connection with the sale of property	19,410	10,134	–
Funds placed in escrow in connection with the sale of property	(19,515)	(10,374)	–
Payment of deferred acquisition revenue to affiliate	(524)	(524)	(524)

Net cash (used in) provided by investing activities	(41,048)	(44,561)	47,742

Cash Flows — Financing Activities
Distributions paid	(71,608)	(68,615)	(67,004)
Contributions from minority interests	1,703	2,345	1,539
Distributions to minority interests	(8,168)	(6,226)	(355)
Scheduled payments of mortgage principal	(16,072)	(11,742)	(9,229)
Proceeds from mortgages and credit facilities	189,383	174,501	121,764
Proceeds from loans from affiliates	7,569	–	–
Prepayments of mortgage principal and credit facilities	(115,090)	(166,660)	(151,893)
Release of funds from escrow in connection with the financing of properties	–	4,031	–
Payment of financing costs	(1,350)	(1,601)	(797)
Proceeds from issuance of shares	20,682	8,660	4,400
Excess tax benefits associated with stock-based compensation awards	1,939	626	–
Repurchase and retirement of shares	(25,525)	(1,937)	(2,206)

Net cash used in financing activities	(16,537)	(66,618)	(103,781)

Effect of exchange rate changes on cash	143	333	(369)

Net (decrease) increase in cash and cash equivalents	(9,971)	9,094	(3,701)
Cash and cash equivalents, beginning of year	22,108	13,014	16,715

Cash and cash equivalents, end of year	$12,137	$22,108	$13,014

(Continued)
W. P. Carey 2007 10-K – 52

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share amounts)
Non-cash investing and financing activities
A.	We issued restricted shares valued at $387 in 2007, $260 in 2006 and $217 in 2005, to certain directors in consideration of service rendered. Restricted shares and stock options valued at $7,394, $5,430 and $3,422 in 2007, 2006 and 2005, respectively, were issued to officers and employees and were recorded to additional paid-in capital of which $241, $168 and $459, respectively, was forfeited in 2007, 2006 and 2005.

B.	During 2006, we acquired interests in 37 properties from Corporate Property Associates 12 Incorporated with a fair value of $126,006 for approximately $67,289 in cash and the assumption of approximately $59,741 in non-recourse mortgage notes payable. The fair value of the assumed mortgages was $58,717.
Supplemental cash flows information

	Years ended December 31,
	2007	2006	2005
Interest paid, net of amounts capitalized	$19,311	$17,206	$15,579

Income taxes paid	$48,030	$20,730	$20,989

The accompanying notes are an integral part of these consolidated financial statements.
W. P. Carey 2007 10-K – 53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Note 1. Business
We are a provider of long-term net lease financing for companies worldwide. We invest primarily in commercial properties that are each triple-net leased to single corporate tenants, domestically and internationally, and earn revenue as the advisor to publicly owned, non-traded real estate investment trusts (“CPA® REITs”) sponsored by us that invest in similar properties. We are currently the advisor to the following CPA® REITs: Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 15 Incorporated (“CPA®:15”), Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global”) and Corporate Property Associates 17 – Global Incorporated (“CPA®:17 – Global”) and were the advisor to Corporate Property Associates 12 Incorporated (“CPA®:12”) until its merger with CPA®:14 in 2006. As of December 31, 2007, we own and manage over 850 commercial properties domestically and internationally including our own portfolio. Our owned portfolio is comprised of our full or partial ownership interest in 176 commercial properties net leased to 98 tenants and totaling approximately 17 million square feet (on a pro rata basis), with an occupancy rate of approximately 97%. We also own 13 domestic self-storage properties totaling approximately 0.9 million square feet.
Primary Business Segments
Investment Management — We provide services to the CPA® REITs in connection with structuring and negotiating investment and debt placement transactions (structuring revenue) and provide on-going management of their portfolios (asset-based management and performance revenue). Asset-based management and performance revenue for the CPA® REITs are determined based on real estate related assets under management. As funds available to the CPA® REITs are invested, the asset base from which we earn revenue increases. We may elect to receive revenue in cash or restricted shares of the CPA® REITs. We may also earn incentive and disposition revenue and receive termination payments in connection with providing liquidity alternatives to CPA® REIT shareholders.
Real Estate Ownership — We own and invest in commercial properties on a global basis that are then leased to companies, primarily on a triple-net leased basis. We also invest in other properties on an opportunistic basis.
Organization
We commenced operations on January 1, 1998 by combining the limited partnership interests in nine CPA® partnerships, at which time we listed on the New York Stock Exchange. On June 28, 2000, we acquired the net lease real estate management operations of Carey Management LLC (“Carey Management”) from Wm. Polk Carey (“Carey”), our Chairman and then Chief Executive Officer, subsequent to receiving shareholder approval. The assets acquired included the advisory agreements with four affiliated CPA® REITs, our management agreement, the stock of an affiliated broker-dealer, investments in the common stock of the CPA® REITs, and certain office furniture, fixtures, equipment and employees required to carry on the business operations of Carey Management.
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
In determining whether we control a non-VIE, our consideration includes using the Emerging Issues Task Force (“EITF”) Consensus on Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46R. The EITF reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited
W. P. Carey 2007 10-K – 54

Notes to Consolidated Financial Statements
partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting. As a result of adopting the provisions of EITF 04-05 effective January 1, 2006, we consolidate a limited liability company that leases property to CheckFree Holdings Corporation Inc., that was previously accounted for under the equity method of accounting. The consolidation of this entity did not have a material impact on our financial position or results of operations.
In February 2007, we formed Corporate Property Associates 17 – Global Incorporated (“CPA®:17 – Global”), an affiliated REIT, for the purpose of investing in a diversified portfolio of income-producing commercial properties and other real estate related assets, both domestically and outside the United States. In November 2007, the SEC declared the registration statement to raise up to $2,475,000 of common stock of CPA®:17 – Global (including up to $475,000 under its distribution reinvestment and stock purchase plan) effective. In December 2007, we commenced fundraising for CPA®:17 – Global, however no shares were issued until January 2008. Therefore, as of and during the period ended December 31, 2007, the financial results of CPA®:17 – Global were included in our consolidated financial statements, as we owned all of CPA®:17 – Global’s outstanding common stock. Beginning in 2008, we will account for our interest in CPA®:17 – Global under the equity method of accounting.
The consolidated financial statements include the accounts of Corporate Property Associates International Incorporated (“CPAI”), which was formed in July 2003. We own all of CPAI’s outstanding common stock. During 2005, CPAI withdrew its registration statement with the SEC for a public offering of its common stock and as a result, we wrote off approximately $811 in registration costs.
We have several interests in joint ventures that are consolidated and have minority interests that have finite lives and were considered mandatorily redeemable non-controlling interests prior to the issuance of Staff Position No. 150-3 (“FSP 150-3”). As a result of the deferral provisions of FSP 150-3, these minority interests have been reflected as liabilities.
Out of Period Adjustment
During the third quarter of 2007, we determined that a longer schedule of depreciation/amortization of assets in certain of our equity method investment holdings should appropriately be applied to reflect the lives of the underlying assets rather than the expected holding period of these investments. We concluded that these adjustments are not material to any prior periods’ consolidated financial statements. We also concluded that the cumulative adjustment was not material to the third quarter of 2007, nor to the year ended December 31, 2007. As such, the cumulative effect was recorded in the consolidated statements of income as a one-time cumulative out of period adjustment in the third quarter of 2007. The effect of this adjustment for the year ended December 31, 2007 was to increase income from continuing operations before income taxes by approximately $4,200 and net income by approximately $3,500. There was no associated net impact on our cash flow from operations for the year ended December 31, 2007.
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
Reclassification and Revisions
Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. The consolidated financial statements included in this Form 10-K have been retrospectively adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented.
Purchase Price Allocation
In connection with our acquisition of properties, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, are determined as if vacant. Intangible assets including the above-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values. Below-market value of leases are also recorded at their relative fair values and are recorded as liabilities in the accompanying consolidated financial statements.
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
W. P. Carey 2007 10-K – 55

Notes to Consolidated Financial Statements
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
The total amount of other intangibles is allocated to in-place lease values and tenant relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with each tenant. Characteristics that are considered in allocating these values include the nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant, the tenant’s credit quality and the expectation of lease renewals among other factors. Third party appraisals or management’s estimates are used to determine these values. Intangibles for above-market and below-market leases, in-place lease intangibles and tenant relationships are amortized over their estimated useful lives. If a lease is terminated the unamortized portion of each intangible, including market rate adjustments, in-place lease values and tenant relationship values, is charged to expense.
Factors considered in the analysis include the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. We also consider information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on management’s assessment of specific market conditions. Estimated costs to execute leases including commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the property are also considered.
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
Cash Equivalents
We consider all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include money market funds. Our cash and cash equivalents at December 31, 2007 and 2006 were held in the custody of several financial institutions and these balances, at times, can exceed federally insurable limits. We mitigate this risk by depositing funds only with major financial institutions.
Other Assets and Liabilities
Included in other assets are accrued rents and interest receivable, deferred rent receivable, notes receivable, deferred charges, escrow balances held by lenders, restricted cash balances and marketable securities. Included in other liabilities are accrued interest, miscellaneous amounts held on behalf of tenants, deferred revenue, including unamortized below-market rent intangibles, construction rent and minority interests that are subject to redemption. Deferred charges include costs incurred in connection with debt financing and refinancing and are amortized and included in interest expense over the terms of the related debt obligations using the effective interest method. Deferred rent receivable is primarily the aggregate difference for operating leases between scheduled rents which vary during the lease term and rent recognized on a straight-line basis. Minority interests subject to redemption are recorded at fair value based on a cash flow model with changes in fair value reflected in the determination of net income. Marketable securities are classified as available-for-sale securities and reported at fair value with our interest in unrealized gains and losses on these securities reported as a component of other comprehensive income until realized.
W. P. Carey 2007 10-K – 56

Notes to Consolidated Financial Statements
Real Estate Leased to Others
Our real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred. Significant renovations that increase the useful life of the properties are capitalized. For the year ended December 31, 2007, lessees were responsible for the direct payment of real estate taxes of approximately $9,680.
Substantially all of our leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index (“CPI”) or sales overrides. Rents from sales overrides (percentage rents) are recognized as reported by the lessees, that is, after the level of sales requiring a rental payment to us is reached. CPI increases are contingent on future events and are therefore not included in straight-line rent calculations.
The leases are accounted for as either direct financing or operating leases. Such methods are described below:
Direct financing method — Leases accounted for under the direct financing method are recorded at their net investment (Note 5). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on our net investment in the lease.
Operating leases — Real estate is recorded at cost less accumulated depreciation; minimum rental revenue is recognized on a straight-line basis over the term of the related leases and expenses (including depreciation) are charged to operations as incurred (Note 4).
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because our real estate ownership operations have a limited number of lessees, we believe that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. We generally recognize a provision for uncollected rents and other tenant receivables and measure our allowance against actual arrearages. For amounts in arrears, we make subjective judgments based on our knowledge of a lessee’s circumstances and may reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
Assets Held for Sale
Assets held for sale are accounted for at the lower of carrying value or fair value less costs to dispose. Assets are classified as held for sale when we have committed to a plan to actively market a property for sale and expect that a sale will be completed within one year. The results of operations and the related gain or loss on sale of properties classified as held for sale are included in discontinued operations (Note 7).
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
We recognize gains and losses on the sale of properties when among other criteria, the parties are bound by the terms of the contract, all consideration has been exchanged and all conditions precedent to closing have been performed. At the time the sale is consummated, a gain or loss is recognized as the difference between the sale price less any closing costs and the carrying value of the property.
Revenue Recognition
We earn structuring and asset-based revenue. Structuring and financing revenue are earned for investment banking services provided in connection with the analysis, negotiation and structuring of transactions, including acquisitions and dispositions and the placement of mortgage financing obtained by the CPA® REITs. Asset-based revenue consists of property management, leasing and advisory revenue and reimbursement of certain expenses in accordance with the separate management agreements with each CPA® REIT for administrative services provided for operation of the CPA® REIT. Receipt of the incentive revenue portion of the management revenue (“performance revenue”), however, is subordinated to the achievement of specified cumulative return requirements by the shareholders of the CPA® REITs. At our option, the performance revenue may be collected in cash or shares of the CPA® REIT. During 2007, 2006 and 2005, we elected to receive our earned performance revenue in CPA® REIT shares.
All revenue is recognized as earned. Structuring revenue is earned upon the consummation of a transaction and asset management revenue is earned when services are performed. Revenue subject to subordination is recognized only when the contingencies affecting
W. P. Carey 2007 10-K – 57

Notes to Consolidated Financial Statements
the payment of such revenue are resolved, that is, when the performance criteria of the CPA® REIT is achieved and contractual limitations are not exceeded. Performance and structuring revenue for the year ended December 31, 2007 includes $11,945 and $31,674, respectively, in connection with CPA®:16 – Global’s achievement of its performance criterion in June 2007 (Note 3).
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
Impairments
When events or changes in circumstances indicate that the carrying amount may not be recoverable, we assess the recoverability of our long-lived assets and certain intangible assets based on projections of undiscounted cash flows, without interest charges, over the life of such assets. In the event that these cash flows are insufficient, the assets are adjusted to their estimated fair value. We perform a review of our estimate of residual value of our direct financing leases at least annually to determine whether there has been an other than temporary decline in our current estimate of residual value of the underlying real estate assets (i.e., the estimate of what we could realize upon sale of the property at the end of the lease term). If the review indicates a decline in residual value that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised to reflect the decrease in the expected yield using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue.
We test goodwill for impairment at least annually using a two-step process. To identify any impairment, we first compare the estimated fair value of the reporting unit (investment management segment) with its carrying amount, including goodwill. We calculate the estimated fair value of the investment management segment by applying a multiple, based on comparable companies, to earnings. If the fair value of the investment management segment exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount of the investment management segment exceeds its estimated fair value, then the second step is performed to measure the amount of impairment loss.
For the second step, we compare the implied fair value of the goodwill with its carrying amount and record an impairment charge for the excess of the carrying amount over the fair value. The implied fair value of the goodwill is determined by allocating the estimated fair value of the investment management segment to its assets and liabilities. The excess of the estimated fair value of the investment management segment over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. In accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles,” we performed our annual test for impairment of our investment management segment, the reportable unit of measurement, and concluded that the goodwill is not impaired.
Investments in unconsolidated joint ventures are accounted for under the equity method and are recorded initially at cost, as an equity investment in real estate and CPA® REITs and subsequently adjusted for our proportionate share of earnings and cash contributions and distributions. On a periodic basis, we assess whether there are any indicators that the value of equity investments in real estate and CPA® REITs may be impaired and whether or not that impairment is other than temporary. To the extent impairment has occurred, the charge is measured as the excess of the carrying amount of the investment over the fair value of the investment.
When we identify assets as held for sale, we discontinue depreciating the assets and estimate the sales price, net of selling costs, of such assets. If in our opinion, the net sales price of the assets, which have been identified for sale, is less than the net book value of the assets, an impairment charge is recognized and a valuation allowance is established. To the extent that a purchase and sale agreement has been entered into, the allowance is based on the negotiated sales price. To the extent that we have adopted a plan to sell an asset but have not entered into a sales agreement, we make judgments of the net sales price based on current market information. Accordingly, the initial assessment may be greater or less than the purchase price subsequently committed to and may result in a further adjustment to the fair value of the property. If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used or (b) the fair value at the date of the subsequent decision not to sell.
W. P. Carey 2007 10-K – 58

Notes to Consolidated Financial Statements
Stock Based Compensation
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and have therefore not restated results for prior periods. Under this transition method, stock-based compensation expense in 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to the adoption of SFAS 123R, we accounted for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”). Under APB 25, compensation cost for fixed plans was measured as the excess, if any, of the quoted market price of our shares at the date of grant over the exercise price of the option granted. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.
As a result of adopting SFAS 123R, income from continuing operations before income taxes was $248 higher and net income was $2 lower for the year ended December 31, 2006, than if we had continued to account for stock-based compensation awards under APB 25. There was no impact on either basic or diluted earnings per share for the year ended December 31, 2006 as a result of the adoption of SFAS 123R. In addition, prior to the adoption of SFAS 123R, we presented the tax benefit of stock option exercises and the vesting of restricted stock as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from the tax deductions in excess of the compensation cost recognized for those options totaling $626 for the year ended December 31, 2006 are classified as financing cash flow inflows with a corresponding decrease included within operating cash flows.
The pro forma table below reflects net income and basic and diluted earnings per share had we applied the fair value recognition provisions of SFAS 123, as follows:

Year ended
December 31, 2005
Net income as reported	$48,604
Add: Stock based compensation included in net income as reported, net of related tax effects	2,727
Less: Stock based compensation determined under fair value based methods for all awards, net of related tax effects	(3,166)

Pro forma net income	$48,165

Earnings per share as reported:
Basic	$1.29

Diluted	$1.25

Pro forma earnings per share:
Basic	$1.28

Diluted	$1.23

We have granted restricted shares and stock options to substantially all employees. Shares were awarded in the name of the employee, who has all the rights of a shareholder, subject to certain restrictions of transferability and a risk of forfeiture. The forfeiture provisions on the awards expire annually, over their respective vesting periods. Shares and stock options subject to forfeiture provisions have been recorded as unearned compensation and were presented as a separate component of members’ equity through January 1, 2006. Since adoption of SFAS 123R, stock-based compensation has been included within the additional paid-in capital caption of members’ equity. Compensation cost for stock options and restricted stock, if any, is recognized over the applicable vesting periods.
All transactions with non-employees in which we issue stock as consideration for services received are accounted for based on the fair value of the stock issued or services received, whichever is more reliably determinable.
Foreign Currency Translation
We own interests in several real estate investments in Europe. The functional currency for these investments is the Euro. The translation from the Euro to U.S. Dollars is performed for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses
W. P. Carey 2007 10-K – 59

Notes to Consolidated Financial Statements
resulting from this translation are reported as a component of other comprehensive income as part of members’ equity. The cumulative translation gain (loss) as of December 31, 2007 and 2006 was $2,720 and $(36), respectively.
Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is a foreign currency transaction gain or loss that generally will be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date) whichever is later, realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency transactions that are (i) designated as, and are effective as, economic hedges of a net investment and (ii) inter-company foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in our financial statements will not be included in determining net income but will be accounted for in the same manner as foreign currency translation adjustments and reported as a component of other comprehensive income as part of shareholder’s equity. The contributions to the equity investments in real estate were funded in part through subordinated debt. Foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of intercompany subordinated debt with scheduled principal payments, are included in the determination of net income, and, for the years ended December 31, 2007, 2006 and 2005, we recognized an unrealized gain (loss) of $1,675, $1,003 and $(830), respectively, from such transactions. In 2007, 2006 and 2005, we recognized a realized gain (loss) of $1,332, $488, and $(19), respectively, on foreign currency transactions in connection with the transfer of cash from foreign operating subsidiaries to the parent company.
Income Taxes
We have elected to be treated as a partnership for U.S. federal income tax purposes. Our real estate operations are conducted through partnership or limited liability companies electing to be treated as partnerships for U.S federal income tax purposes. As partnerships, we and our partnership subsidiaries are generally not directly subject to tax and the taxable income or loss of these operations are included in the income tax returns of the members; accordingly, no provision for income tax expense or benefit is reflected in the accompanying consolidated financial statements. These operations are subject to certain state, local and foreign taxes.
We conduct our investment management operations though a wholly owned taxable corporation. These operations are subject to federal, state, local and foreign taxes as applicable. Our financial statements are prepared on a consolidated basis including this taxable subsidiary and include a provision for current and deferred taxes on these operations.
Deferred income taxes are provided for the corporate subsidiaries based on earnings reported. The provision for income taxes differs from the amounts currently payable because of temporary differences in the recognition of certain income and expense items for financial reporting and tax reporting purposes. Income taxes are computed under the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial bases of assets and liabilities (Note 15).
In 2006, we formed Carey REIT, Inc. (“Carey REIT”), to hold certain properties, including certain properties acquired from CPA®:12 in December 2006. Carey REIT has issued both common and preferred stock with the latter being held entirely by our employees. Carey REIT was treated as a corporation for tax purposes through December 31, 2007.
In October 2007, we completed our restructuring plan by transferring our real estate assets from a wholly owned subsidiary into Carey REIT II, Inc. (“Carey REIT II”) a newly formed wholly owned REIT subsidiary. On January 1, 2008, we merged Carey REIT into Carey REIT II with Carey REIT II as the survivor. To the extent that the fair value of Carey REIT property in the merger exceeded its tax basis at the time of the merger, Carey REIT II would be subject to corporate level taxes to the extent of this “built-in-gain” if the properties were to be sold in a taxable transaction within ten years from the date of the merger. Based on our current investment strategy we do not expect to pay built-in-gains tax on these properties.
Carey REIT II will elect to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) with the filing of its 2007 return.
In order to maintain its qualification as a REIT, Carey REIT II is required to, among other things, distribute at least 90% of its net taxable income to its shareholders (excluding net capital gains) and meet certain tests regarding the nature of its income and assets. As a REIT, Carey REIT II is not subject to U.S. federal income tax to the extent it distributes its net taxable income annually to its shareholders. Accordingly, no provision for U.S. federal income taxes is included in the accompanying consolidated financial
W. P. Carey 2007 10-K – 60

Notes to Consolidated Financial Statements
statements. We have and intend to continue to operate so that Carey REIT II meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, Carey REIT II would be subject to U.S. federal income tax.
Adoption of New Accounting Pronouncements
EITF 04-05
Emerging Issues Task Force issued EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46R. The Task Force reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting. EITF 04-05 was effective immediately for all arrangements created or modified after June 29, 2005. For all other arrangements, we adopted EITF 04-05 effective January 1, 2006 using a cumulative-effect-type adjustment. As a result of adopting EITF 04-05, we now consolidate a limited liability company that leases property to CheckFree Holdings Corporation Inc., which was previously accounted for under the equity method of accounting.
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
FIN 48
FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we not recognize in our consolidated financial statements the impact of a tax position that fails to meet the more likely than not recognition threshold based on the technical merits of the position. We adopted FIN 48 as required on January 1, 2007 (Note 15).
Recent Accounting Pronouncements
SFAS 157
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. This statement is effective for our 2008 fiscal year, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is our 2009 fiscal year. We are currently evaluating the impact and believe that the adoption of this statement will not have a material effect on our financial position and results of operations.
SFAS 159
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. This statement is effective for our 2008 fiscal year. We are currently evaluating the potential impact of the adoption of this statement and believe that the adoption of this statement will not have a material effect on our financial position and results of operations.
W. P. Carey 2007 10-K – 61

Notes to Consolidated Financial Statements
SOP 07-1
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. In February 2008, FSP SOP 07-1-1 was issued to delay indefinitely the effective date of SOP 07-1 and prohibit adoption of SOP 07-1 for an entity that has not early adopted SOP 07-1 before issuance of the final FSP. We are currently assessing the potential impact the adoption of this statement will have on our financial position and results of operations.
SFAS 141R
In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. SFAS 141R is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of this statement will have on our financial position and results of operations.
SFAS 160
In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”), which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS 160 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of this statement will have on our financial position and results of operations.
Note 3. Transactions with Related Parties
Advisory Services
Directly and through a wholly-owned subsidiary, we earn revenue as the advisor to the CPA® REITs. Under the advisory agreements with the CPA® REITs, we perform various services, including but not limited to the day-to-day management of the CPA® REITs and transaction-related services. We earn asset management revenue totaling 1% per annum of average invested assets, as calculated pursuant to the advisory agreements for each CPA® REIT, of which 1/2 of 1% (“performance revenue”) is contingent upon specific performance criteria for each CPA® REIT. The advisory agreements allow us to elect to receive restricted stock for any revenue due from each CPA® REIT. We are also reimbursed for certain costs, primarily broker/dealer commissions paid on behalf of the CPA® REITs and marketing and personnel costs. For the years ended December 31, 2007, 2006 and 2005, total asset-based revenue earned was $83,051, $57,633 and $52,332, respectively, while reimbursed costs totaled $13,782, $63,630 and $9,962, respectively. Asset-based revenue for the year ended December 31, 2007 includes amounts recognized in connection with CPA®:16 – Global’s achievement of its performance criterion (as described below). In 2007 and 2006, we elected to receive all performance revenue from the CPA® REITs as well as the asset management revenue payable by CPA®:16 – Global in restricted shares. In 2005, we elected to receive all performance revenue from the CPA® REITs as well as the asset management revenue payable by CPA®:12 and CPA®:16 – Global in restricted shares.
In connection with structuring and negotiating investments and related mortgage financing for the CPA® REITs, the advisory agreements provide for structuring revenue based on the cost of investments. Under each of the advisory agreements, we may receive acquisition revenue of up to an average of 4.5% of the total cost of all investments made by each CPA® REIT. A portion of this revenue (generally 2.5%) is paid when the transaction is completed while the remainder (generally 2%) is payable in equal annual installments ranging from three to eight years, subject to the relevant CPA® REIT meeting its performance criterion. Unpaid installments bear interest at annual rates ranging from 5% to 7%. We may be entitled to loan refinancing revenue of up to 1% of the principal amount refinanced in connection with structuring and negotiating investments. This loan refinancing revenue, together with the acquisition revenue, is referred to as structuring revenue. We earned structuring revenue of $78,175, $22,506 and $28,197 for the years ended December 31, 2007, 2006 and 2005, respectively. Structuring revenue for the year ended December 31, 2007 includes amounts recognized in connection with CPA®:16 – Global’s achievement of its performance criterion (as described below). In addition, we may also earn revenue related to the disposition of properties, subject to subordination provisions, and will only recognize such revenue as such provisions are achieved.
W. P. Carey 2007 10-K – 62

Notes to Consolidated Financial Statements
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
The deferred asset-based revenue of $11,945 was paid in July 2007 by CPA®:16 – Global in the form of 1,194,549 shares of CPA®:16 – Global’s restricted common stock while the deferred structuring revenue of $31,674 and interest thereon of $2,300 is payable in cash in annual installments beginning in January 2008. We received the first installment of $28,259 in January 2008 (including accrued interest). CPA®:16 – Global will pay the remaining deferred structuring revenue of $4,663 in January 2009 and $1,052 in January 2010. Interest will accrue on amounts outstanding at the rate of 5% per annum.
Merger of CPA®:12 and CPA®:14
On December 1, 2006, CPA®:12 and CPA®:14 completed a merger transaction (the “CPA®:12/14 Merger”) under which CPA®:14 acquired CPA®:12’s business for a combination of cash and stock. In connection with providing a liquidity event for CPA®:12 shareholders, CPA®:12 paid us termination revenue of $25,379 and subordinated disposition revenue of $24,418. Included in subordinated disposition revenue is $3,779 payable by CPA®:12 related to properties we acquired from CPA®:12 that was not recognized as income for financial reporting purposes but reduced the cost of the properties acquired.
Prior to the CPA®:12/14 Merger, we acquired interests in 37 properties from CPA®:12 (the “CPA®:12 Acquisition”) with a fair value of $126,006 for $67,289 in cash and the assumption of non-recourse mortgage notes payable with a fair value of $58,717. The amounts are inclusive of our pro rata share of equity interests acquired in the transaction. In addition, we made a payment to CPA®:12 of $534 in respect of one of the properties which had been sold at a price below its previously appraised value. The purchase price of the properties was based on a third party valuation of each of CPA®:12’s properties. The properties are primarily single tenant net-leased properties, with remaining lease terms ranging from three to seven years. The majority of the properties are encumbered with non-recourse mortgage financing with fixed annual interest rates ranging from 5.5% to 8.5% and maturity dates ranging from 2009 to 2017. At the time of the merger we owned 2,134,140 shares of CPA®:12 and received $6,808 as a result of the special cash distribution of $3.19 per share, and elected to receive $9,861 in cash and 1,022,800 shares of CPA®:14 stock in the merger and recorded a gain of $6,521 in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.
Other Transactions
We own interests in entities which range from 5% to 95%, with the remaining interests generally held by affiliates, and own common stock in each of the CPA® REITs.
We are the general partner in a limited partnership that leases our home office space and participates in an agreement with certain affiliates, including the CPA® REITs, for the purpose of leasing office space used for the administration of our operations, the operations of our affiliates and for sharing the associated costs. During the fourth quarter of 2005, we began consolidating the results of operations of this limited partnership. As a result, during the years ended December 31, 2007 and 2006, we recorded income from minority interest partners of $2,022 and $1,924, respectively, related to reimbursements from these affiliates. During the year ended December 31, 2005 (prior to consolidation) our share of rental expenses under this agreement was $826. The average estimated minimum lease payments on the office lease, inclusive of minority interest, as of December 31, 2007 approximates $2,879 annually through 2016.
Included in other liabilities in the consolidated balance sheets at December 31, 2007 and 2006 are amounts due to affiliates totaling $10,344 and $1,239, respectively, comprised primarily of loans payable and amounts due in connection with the office sharing agreement and deferred acquisition fees.
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
W. P. Carey 2007 10-K – 63

Notes to Consolidated Financial Statements
Two employees own a minority interest in W. P. Carey International LLC (“WPCI”), a subsidiary company that structures net lease transactions on behalf of the CPA® REITs outside of the United States.
We have the right to loan funds to affiliates under our unsecured credit facility. Such loans generally bear interest at comparable rates to our credit facility. In August 2007, we loaned $8,676 to a venture in which CPA®:15 has an ownership interest, to facilitate the defeasance of a mortgage obligation in connection with the venture’s sale of a property. We recognized interest income of $41 prior to this loan being repaid in September 2007. In December 2006, in connection with the CPA®:12/14 Merger, we loaned CPA®:14 $24,000 to fund this transaction. The loan was repaid within a few business days. In June 2006, we loaned $84,000 to CPA®:15 to facilitate the early repayment of a mortgage obligation in connection with their sale of a property. The loan was repaid within a few business days. We recognized interest income of $35 in connection with the 2006 transactions. There were no such loans to affiliates during 2005.
In December 2007, we received a loan totaling $7,569 from two affiliated ventures in which we have interests that are accounted for under the equity method of accounting. The loan was used to fund the acquisition of tenancy-in-common interests in Europe. We incurred interest expense of $15 in connection with this loan.
Note 4. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows:

	December 31,
	2007	2006
Land	$110,141	$108,119
Buildings	491,968	512,353
Less: Accumulated depreciation	(88,704)	(79,968)

	$513,405	$540,504

Operating real estate, which consists primarily of our self-storage investments and Livho subsidiary, at cost, is summarized as follows:

	December 31,
	2007	2006
Land	$15,408	$8,815
Buildings (a)	65,950	32,460
Less: Accumulated depreciation	(8,169)	(7,669)

	$73,189	$33,606

(a)	Includes $8,855 of costs incurred through December 31, 2007 in connection with renovations to the hotel facility at our Livho subsidiary which are scheduled for completion in 2008.
Real Estate Acquired
2007 — We acquired an investment in Poland at a total cost of $13,905, based upon the exchange rate of the Euro at the date of acquisition. We also acquired seven domestic self-storage properties at a total cost of $35,000. In connection with these investments, we borrowed $20,080 under our secured credit facility.
2006 — We acquired six domestic self-storage properties at a total cost of $24,800. In connection with these investments, we borrowed $15,501 under our secured credit facility.
Carey Storage’s results of operations are included in other real estate income and other real estate expenses in the consolidated financial statements. Borrowings under the secured credit facility are described in Note 10.
W. P. Carey 2007 10-K – 64

Notes to Consolidated Financial Statements
Scheduled Future Minimum Rents
The scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI-based increases, under non-cancelable operating leases are as follows:

Year ended December 31,
2008	$65,461
2009	62,667
2010	50,057
2011	38,230
2012	30,268
Thereafter through 2025	102,793
Percentage rent revenue was $333, $262 and $369 in 2007, 2006 and 2005, respectively.
Note 5. Net Investment in Direct Financing Leases
Net investment in direct financing leases is summarized as follows:

	December 31,
	2007	2006
Minimum lease payments receivable	$66,385	$69,137
Unguaranteed residual value	85,516	102,881

	151,901	172,018
Less: unearned income	(62,438)	(63,437)

	$89,463	$108,581

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI-based increases, under non-cancelable direct financing leases are as follows:

Year ended December 31,
2008	$11,833
2009	10,937
2010	8,626
2011	7,148
2012	6,975
Thereafter through 2022	20,866
Percentage rent revenue was $99, $103 and $110 in 2007, 2006 and 2005, respectively.
Note 6. Equity Investments in Real Estate and CPA® REITs
Our equity investments in real estate, which are accounted for under the equity method, are summarized below for our CPA® REITs and interests in joint venture properties. As described in Note 2 we recognized an out of period adjustment in the third quarter of 2007 that impacted our equity investments in real estate and CPA® REITs.
CPA® REITs
We own interests in the CPA® REITs with which we have advisory agreements. Our interests in the CPA® REITs are accounted for under the equity method due to our ability to exercise significant influence as the advisor to the CPA® REITs. The CPA® REITs are publicly registered and file financial statements with the SEC. We have elected, in certain cases, to receive restricted shares of common stock in the CPA® REITs rather than cash in connection with earning asset management and performance revenue (Note 3).
W. P. Carey 2007 10-K – 65

Notes to Consolidated Financial Statements
Information about our investments in the CPA® REITs is as follows:

	% of Outstanding Shares		Carrying Amount of Investment
	December 31,		December 31,
Fund	2007	2006	2007	2006
CPA®:14 (a)	6.6%	5.7%	$67,049	$53,200
CPA®:15	4.5%	3.5%	61,976	45,030
CPA®:16 – Global (b)	2.9%	0.8%	36,677	9,161

			$165,702	$107,391

(a)	In December 2006, in connection with the CPA®:12/14 Merger we elected to receive 1,022,800 shares of common stock in CPA®:14, in exchange for its CPA®:12 shares, all of which are restricted.

(b)	In July 2007, we received 1,194,549 shares in connection with CPA®:16 – Global meeting its performance criterion.
Combined summarized financial information of the CPA® REITs (for the entire entities, not our proportionate share) is presented below:

	December 31,
	2007	2006
Assets	$8,296,685	$6,785,186
Liabilities	(4,701,869)	(3,594,816)

Owner’s equity	$3,594,816	$3,121,790

	Years ended December 31,
	2007	2006	2005
Revenues	$605,049	$511,308	$407,647
Expenses	(409,623)	(321,147)	(278,371)

Net income	$195,426	$190,161	$129,276

Our share of income from equity investments in CPA® REITs	$11,166	$5,002	$2,092

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
W. P. Carey 2007 10-K – 66

Notes to Consolidated Financial Statements
Our ownership interests in our equity investments in real estate and their respective carrying values are presented below:

	Ownership	Carrying Value
	Interest at	December 31,
Lessee	December 31, 2007	2007	2006
Schuler A.G. (a) (b)	33%	$26,576	$–
Carrefour France, S.A. (a) (c)	46%	25,186	21,741
Medica – France, S.A. (a) (d)	46%	10,461	9,040
Hologic, Inc.	36%	4,439	4,620
Federal Express Corporation	40%	3,595	4,690
Consolidated Systems, Inc. (e)	60%	3,497	3,505
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (f)	5%	2,641	–
Childtime Childcare, Inc.	34%	1,711	1,725
Information Resources, Inc.	33%	1,542	1,509
The Retail Distribution Group	40%	682	596
Sicor, Inc. (g)	50%	(3,355)	11,330

		$76,975	$58,756

(a)	Amounts shown are based on the exchange rate of the Euro as of December 31, 2007 and 2006, respectively.

(b)	We acquired our interest in this venture in December 2007

(c)	In December 2006, we increased our interest in this venture to 50% from 22% as a result of the CPA®:12 Acquisition. Our interest was subsequently reduced to 46% in September 2007 as a result of a restructuring of ownership interests with an affiliate.

(d)	In December 2006, we acquired our initial 35% interest in this venture as a result of the CPA®:12 Acquisition. Our interest was subsequently increased to 46% in September 2007 as a result of a restructuring of ownership interests with an affiliate.

(e)	We acquired our interest in this investment in October 2006.

(f)	We acquired our interest in this investment in April 2007.

(g)	In June 2007, this venture completed the refinancing of an existing $2,483 non-recourse mortgage with new non-recourse financing of $35,350 based on the appraised value of the underlying real estate of the venture and distributed the proceeds to the venture partners.
Combined summarized financial information of our equity investments in real estate (for the entire entities, not our proportionate share) is presented below:

	December 31,
	2007	2006
Assets	$872,056	$407,145
Liabilities	(643,154)	(273,798)

Owner’s equity	$228,902	$133,347

	Years ended December 31,
	2007	2006	2005
Revenues	$71,737	$44,355	$42,604
Expenses	(53,791)	(34,094)	(34,532)

Net income	$17,946	$10,261	$8,072

Our share of net income from equity investments in real estate	$7,191	$2,606	$3,090

W. P. Carey 2007 10-K – 67

Notes to Consolidated Financial Statements
Note 7. Discontinued Operations
Tenants from time to time may vacate space due to lease buy-outs, elections not to renew, company insolvencies or lease rejections in the bankruptcy process. In such cases, we assess whether the highest value is obtained from re-leasing or selling the property. In addition, in certain cases, we may elect to sell a property that is occupied if it is considered advantageous to do so. When it is determined that the relevant criteria have been met in accordance with FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the asset is reclassified as an asset held for sale.
During 2007, we sold several properties for combined sales proceeds of $46,000, net of selling costs and, in addition, received lease termination proceeds of $1,905. We recognized a combined net gain on sale of $15,486, exclusive of an impairment charge of $2,317 recognized in 2007 and combined impairment charges totaling $2,687 recognized in prior years.
During 2006, we sold several domestic properties for combined sales proceeds of $32,038, net of closing costs and recognized a combined net gain on sale of $3,452, exclusive of combined impairment charges of $3,357 recognized in 2006. We previously recognized combined impairment charges of $18,662 related to these properties.
During 2005, we sold several domestic properties for combined sales proceeds of $45,404, net of closing costs and recognized a combined net gain on sale of $10,474. In 2005, impairment charges of $5,241 were recorded against these properties. Prior to 2005, impairment charges totaling $4,621 were recorded against these properties to reduce their property values to the estimated net sales proceeds.
In accordance with SFAS 144, the results of operations for properties held for sale or disposed of are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows:

	Years ended December 31,
	2007	2006	2005
Revenues	$6,701	$6,962	$14,470
Expenses	(3,827)	(5,784)	(5,142)
Gains on sales of real estate, net	15,486	3,452	10,474
Impairment charges	(2,317)	(3,357)	(16,066)
Minority interest in income	(5,394)	(537)	–

Income from discontinued operations	$10,649	$736	$3,736

W. P. Carey 2007 10-K – 68

Notes to Consolidated Financial Statements
Note 8. Intangible Assets and Goodwill
In connection with its acquisition of properties, we have recorded net lease intangibles of $36,331. These intangibles are being amortized over periods ranging from 2 to 30 years. Amortization of below-market and above-market rent intangibles are recorded as an adjustment to revenue.
Intangibles and goodwill are summarized as follows:

	December 31,
	2007	2006
Amortized Intangibles Assets
Management contracts	$32,765	$32,765
Less: accumulated amortization	(20,716)	(17,943)

	$12,049	$14,822

Lease Intangibles:
In-place lease	$18,602	$18,345
Tenant relationship	10,031	8,783
Above-market rent	9,707	9,707
Less: accumulated amortization	(18,098)	(11,890)

	$20,242	$24,945

Unamortized Goodwill and Indefinite-Lived Intangible Assets
Goodwill	$63,607	$63,607
Trade name	3,975	3,975

	$67,582	$67,582

	$99,873	$107,349

Amortized Below-Market Rent Intangible
Below-market rent	$(2,009)	$(2,009)
Less: accumulated amortization	432	325

	$(1,577)	$(1,684)

Net amortization of intangibles was $8,873, $11,344 and $9,649 for the years ended December 31, 2007, 2006 and 2005, respectively. The amortization of the remaining unamortized management contract for CPA®:12 of $3,547 was accelerated as a result of its merger with CPA®:14 in 2006.
Based on the intangible assets as of December 31, 2007, annual net amortization of intangibles for each of the next five years is as follows: 2008 – $7,245; 2009 – $6,639; 2010 – $5,716, 2011 – $2,696 and 2012 – $1,989.
Note 9. Disclosures About Fair Value of Financial Instruments
We estimate that the fair value of mortgage notes payable and other notes payable was $314,497 and $274,625 at December 31, 2007 and 2006, respectively. The fair value of our debt instruments was evaluated using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. The carrying value of the combined debt was $316,751 and $278,653 at December 31, 2007 and 2006, respectively.
Marketable securities had a carrying value of $551 and $545 as of December 31, 2007 and 2006, respectively, and a fair value of $539 and $602 as of December 31, 2007 and 2006, respectively. Our other assets and liabilities had fair values that approximated their carrying values at December 31, 2007 and 2006, respectively.
W. P. Carey 2007 10-K – 69

Notes to Consolidated Financial Statements
Note 10. Debt
Scheduled debt principal payments during each of the next five years following December 31, 2007 and thereafter are as follows:

		Fixed	Variable
Years ended December 31,	Total Debt	Rate Debt	Rate Debt
2008 (a)	$50,209	$7,777	$42,432
2009	36,730	34,794	1,936
2010	14,552	12,555	1,997
2011 (b)	90,546	25,712	64,834
2012	33,374	31,239	2,135
Thereafter through 2040	91,340	71,103	20,237

Total	$316,751	$183,180	$133,571

(a)	Includes $35,581 drawn under our secured credit facility which matures in December 2008.

(b)	Includes $62,700 drawn under our unsecured credit facility which matures in June 2011.
Non-recourse debt
Mortgage notes payable, substantially all of which are non-recourse obligations, are collateralized by the assignment of various leases and by real property with a carrying value of $382,940 at December 31, 2007. In addition, self storage real estate assets with a carrying value of $57,613 have been used to collateralize the secured credit facility.
The annual interest rates on the variable rate debt as of December 31, 2007 ranged from 3.9% to 7.3% and mature from 2008 to 2016. The annual interest rates on the fixed rate debt as of December 31, 2007 ranged from 4.9% to 8.1% and mature from 2009 to 2017.
In December 2006, Carey Storage, a wholly owned subsidiary, entered into a secured credit facility for up to $105,000 with Morgan Stanley Mortgage Capital Inc. that provides for advances through March 8, 2008 and matures in December 2008. The credit facility is collateralized by any self-storage real estate assets acquired by Carey Storage with proceeds from the facility. Advances from this facility bear interest at an annual fixed rate of 7.6% for the first month of borrowing and at an annual variable rate equal to the one-month LIBOR plus a spread which ranges from 175 to 235 basis points thereafter depending on the aggregate debt yield for the collateralized asset pool. At December 31, 2007, our interest rate was based on the one-month LIBOR plus 225 basis points. Advances can be prepaid at any time, however advances prepaid prior to March 8, 2008 are subject to a prepayment penalty of 1.25% of the principal amount of the loan being prepaid. This facility has financial covenants requiring Carey Storage, among other things, to meet or exceed certain operating and coverage ratios. Carey Storage is in compliance with these covenants as of December 31, 2007.
Unsecured credit facility
In June 2007, we entered into an unsecured credit facility for a $250,000 revolving line of credit to replace our previous $175,000 line of credit that was due to expire in July 2007. The credit facility, which matures in June 2011, can be increased up to $300,000 upon satisfaction of certain conditions and carries a one-year extension option subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.125% of the total commitments under the facility at that time. However, such expansion is at the discretion of the lenders.
The credit facility has an annual interest rate of either (i) LIBOR plus a spread which ranges from 75 to 120 basis points depending on our leverage or (ii) the greater of the lender’s prime rate and the Federal Funds Effective Rate plus 50 basis points. At December 31, 2007, the average interest rate on advances on the credit facility was 5.7%. In addition, we pay an annual fee ranging between 12.5 and 20 basis points of the unused portion of the credit facility, depending on our leverage ratio. Based on our leverage at December 31, 2007, we pay interest at LIBOR plus 75 basis points and pay 12.5 basis points on the unused portion of the credit facility. The credit facility has financial covenants that among other things require us to maintain a minimum equity value and meet or exceed certain operating and coverage ratios. We are in compliance with these covenants as of December 31, 2007.
W. P. Carey 2007 10-K – 70

Notes to Consolidated Financial Statements
Note 11. Commitments and Contingencies
SEC Investigation
In 2004, following a broker-dealer examination of Carey Financial, our wholly-owned broker-dealer subsidiary, the staff of the SEC commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 in connection with the public offerings of shares of CPA®:15 during 2002 and 2003. The matters investigated by the staff of the SEC principally included whether, in connection with a public offering of shares of CPA®:15, Carey Financial and its retail distributors sold certain securities without an effective registration statement; specifically, whether the delivery of the investor funds into escrow after completion of the first phase of the offering, completed in the fourth quarter of 2002, but before a registration statement with respect to the second phase of the offering became effective in the first quarter of 2003, constituted sales of securities in violation of Section 5 of the Securities Act of 1933.
The investigation was later expanded to include matters relating to compensation arrangements with broker-dealers in connection with the CPA® REITs managed by us, including principally certain payments, aggregating in excess of $9,600, made to a broker-dealer which distributed shares of the REITs, the disclosure of such arrangements and compliance with applicable Financial Industry Regulatory Authority, Inc. (FINRA) requirements. The costs associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by and accounted for on the books and records of the REITs.
We have now reached an agreement in principle with the staff of the SEC to settle all matters relating to the above-described investigations. The agreement in principle is subject to approval by the Commission and also to the satisfactory completion of settlement papers, and accordingly the agreement in principle could fail to be implemented or be implemented in a different form. Pursuant to the agreement in principle with the SEC staff, and assuming approval by the Commission, the SEC would file a complaint in federal court alleging violations of certain provisions of the federal securities laws, and seeking to enjoin us from violating those laws in the future. In its complaint the SEC would allege violations of Section 5 of the Securities Act of 1933, in connection with the offering of shares of CPA®:15, and Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), 13(b)(2)(A) and 14(a) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 14a-9 thereunder, among others, in connection with the above-described payments to broker-dealers and related disclosures. With respect to Carey Financial, the complaint would allege violations of, and seek to enjoin Carey Financial from violating, Section 5 of the Securities Act of 1933. Without admitting or denying the allegations in the SEC’s complaint, we would consent to the entry of the injunction, which would be subject to court approval. As part of the agreement in principle with the SEC staff, and assuming approval by the Commission, we would expect to make “disgorgement” payments of $19,979, including interest, with the payments being made to certain of our managed REITs, and we would also pay a $10,000 civil penalty.
In connection with the agreement in principle, we have taken a charge of approximately $29,979 in the fourth quarter of 2007, and recognized an offsetting $8,967 tax benefit in the same period.
We expect that the SEC’s complaint would also allege violations of certain provisions of the federal securities laws by our officers John Park, who was formerly our Chief Financial Officer, and Claude Fernandez, who was formerly our Chief Accounting Officer, and it is our understanding that Messrs. Park and Fernandez have separately reached agreements in principle to settle the charges against them, the terms of which are subject to approval by the Commission. The terms of such settlement agreements, if approved, are not expected to have a material effect on us.
Other
The Maryland Securities Commission has sought information from Carey Financial and CPA®:15 relating to the matters described above. While it may commence proceedings against Carey Financial in connection with these inquiries, we do not currently expect that these inquiries and proceedings will have a material effect on us incremental to that caused by the SEC agreement in principle described above.
As of December 31, 2007, we were not involved in any material litigation.
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
W. P. Carey 2007 10-K – 71

Notes to Consolidated Financial Statements
We have provided indemnification in connection with divestitures. These indemnities address a variety of matters including environmental liabilities. Our maximum obligations under such indemnification cannot be reasonably estimated. We are not aware of any claims or other information that would give rise to material payments under such indemnifications.
Note 12. Impairment Charges
We recorded impairment charges of $3,334, $4,504 and $21,770 for the years ended December 31, 2007, 2006 and 2005, respectively, of which $2,317, $3,357 and $16,066 are included in discontinued operations for each respective year.
Impairment Charges on Direct Finance Leases
In connection with our annual review of the estimated residual values on our properties classified as net investments in direct financing leases, there were no impairments charges arising on direct finance leases during 2007. During 2006 and 2005, we determined that an other than temporary decline in estimated residual value had occurred at several properties due to market conditions, and the accounting for the direct financing leases was revised using the changed estimates. The changes in estimates resulted in the recognition of impairment charges totaling $1,147 and $2,774 in 2006 and 2005, respectively.
Impairment Charges on Operating Assets
During the years ended December 31, 2007 and 2005 we recognized impairment charges on various properties totaling $1,017 and $2,930, respectively, primarily related to a decline in property values. There were no such impairments recognized during 2006.
Impairment Charges on Assets Held for Sale
During the years ended December 31, 2007, 2006 and 2005, we recognized impairment charges on properties classified as held for sale or sold totaling $2,317, $3,357 and $16,066, respectively. These impairment charges, which are included in discontinued operations, were primarily the result of reducing these properties carrying values to their estimated fair values (Note 7).
Note 13. Risk Management and Use of Derivative Financial Instruments
Risk Management
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
The majority of our directly owned real estate properties and related loans are located in the United States, with Texas (15%) and California (12%) representing the only significant geographic concentration (10% or more of current annualized lease revenue). No individual tenant accounted for more than 10% of current annualized lease revenue. Our directly owned real estate properties contain significant concentrations in the following asset types as of December 31, 2007: industrial (38%), office (34%) and warehouse/distribution (15%) and the following tenant industries as of December 31, 2007: telecommunications (15%) and business and commercial services (14%).
W. P. Carey 2007 10-K – 72

Notes to Consolidated Financial Statements
Note 14. Members’ Equity and Stock Based and Other Compensation
Distributions Payable
We declared a quarterly distribution of $0.477 per share and a special distribution of $0.27 per share in December 2007, which was paid in January 2008 to shareholders of record as of December 31, 2007. The special distribution was approved by our Board of Directors in connection with our corporate restructuring.
Accumulated Other Comprehensive Income
As of December 31, 2007 and 2006, accumulated other comprehensive income reflected in the members’ equity, net of tax, is comprised of the following:

	December 31,
	2007	2006
Unrealized gains on marketable securities	$18	$60
Foreign currency translation adjustment	2,720	(36)

Accumulated other comprehensive income	$2,738	$24

Stock Based Compensation
At December 31, 2007, we had the following stock-based compensation plans as described below. The total compensation expense (net of forfeitures) for these plans was $5,551, $3,453 and $3,368 for the years ended December 31, 2007, 2006 and 2005, respectively. The tax benefit recognized in the years ended December 31, 2007, 2006 and 2005 related to stock-based compensation plans totaled $2,491, $1,640 and $1,671, respectively. Prior to January 1, 2006, we accounted for these plans under the provisions of APB 25.
1997 Share Incentive Plan
We maintain the 1997 Share Incentive Plan (the “Incentive Plan”), as amended, which authorizes the issuance of up to 6,200,000 shares, of which 4,913,790 have been issued or are currently reserved for issuance upon exercise of outstanding options as of December 31, 2007. The Incentive Plan provides for the grant of (i) share options which may or may not qualify as incentive stock options, (ii) performance shares or units, (iii) dividend equivalent rights and (iv) restricted shares or units. The vesting of grants is accelerated upon a change in our control and under certain other conditions. Historically, options granted under the Incentive Plan generally had a 10-year term and generally vested over periods ranging from three to nine years from the date of grant. In October 2007, our Board of Directors approved a modification to accelerate the vesting period for all outstanding options that originally had vested in the fifth through ninth, or seventh and eighth, years after grant so that they would vest in four equal annual installments beginning in 2008. As a result of this modification, 71 employees were affected and we recognized an incremental compensation expense of $52 for the year ended December 31, 2007. We expect to recognize an incremental compensation expense totaling approximately $400 over the revised vesting period.
Non-Employee Directors’ Plan
We maintain the Non-Employee Directors’ Plan (the “Directors’ Plan”), which authorizes the issuance of up to 300,000 shares, of which 116,108 have been granted as of December 31, 2007. The Directors’ Plan provides for the grant of (i) share options which may or may not qualify as incentive stock options, (ii) performance shares, (iii) dividend equivalent rights and (iv) restricted shares. Options granted under the Directors’ Plan have a 10-year term and vest generally over three years from the date of grant. In June 2007, the Director’s Plan, which had been due to expire in October 2007, was extended through October 2017.
Employee Share Purchase Plan
We sponsor an Employee Share Purchase Plan (“ESPP”), pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain limits, to purchase our common stock. Employees can purchase stock semi-annually at a price equal to 85% of the fair market value at certain plan defined dates. The ESPP is not material to our results of operations. Compensation expense under this plan for the years ended December 31, 2007 and 2006 was $178 and $164, respectively. There was no corresponding compensation expense for the year ended December 31, 2005.
Carey Management Warrants
In January 1998, the predecessor of Carey Management was granted warrants to purchase 2,284,800 shares of our common stock exercisable at $21 per share and warrants to purchase 725,930 shares exercisable at $23 per share as compensation for investment banking services in connection with structuring the consolidation of the CPA® Partnerships. During the years ended December 31, 2007 and 2006, 684,800 and 100,000 warrants were exercised for proceeds of $14,381 and $2,100, respectively. In addition, during 2007, 1,500,000 warrants were exercised at $21 per share in a cashless exercise for which 567,164 shares were issued. As of December 31,
W. P. Carey 2007 10-K – 73

Notes to Consolidated Financial Statements
2007, all of the $21 per share warrants have been exercised. There have been no exercises of the $23 warrants. These warrants are exercisable until January 2009. These warrants were fully vested prior to January 1, 2006.
Partnership Equity Plan Unit
During 2003, we adopted a non-qualified deferred compensation plan (Partnership Equity Plan, or “PEP”) under which a portion of any participating officer’s cash compensation in excess of designated amounts was deferred and the officer was awarded Partnership Equity Plan Units (“PEP Units”). The value of each PEP Unit was intended to correspond to the value of a share of the CPA® REIT designated at the time of such award. During 2005, further contributions to the initial PEP Plan were terminated and it was succeeded by a second PEP Plan. Redemption under these plans will occur at the earlier of a liquidity event of the underlying CPA® REIT (in the case of the initial PEP Plan) or twelve years from the date of award. The award is fully vested upon grant. The value of each PEP Unit will be adjusted to reflect the underlying appraised value of the designated CPA® REIT. Additionally, each PEP Unit will be entitled to distributions equal to the distribution rate of the CPA® REIT. All issuances of PEP Units, changes in the fair value of PEP Units and distributions paid are included in our compensation expense. Each of the PEP Plans is a deferred compensation plan and is therefore considered to be outside the scope of SFAS 123R. Compensation expense under these Plans for the years ended December 31, 2007, 2006 and 2005 was $5,152, $1,979 and $2,412, respectively. Further contributions to the second PEP Plan were terminated as of December 31, 2007, however this termination will not affect any awardees’ rights pursuant to awards granted under this Plan.
Profit-Sharing Plan
We sponsor a qualified profit-sharing plan and trust covering substantially all of our full-time employees who have attained age 21, worked a minimum of 1,000 hours and completed one year of service. We are under no obligation to contribute to the plan and the amount of any contribution is determined by and at the discretion of our Board of Directors. Our Board of Directors can authorize contributions to a maximum of 15% of an eligible participant’s compensation, limited to $34 annually per participant. For the years ended December 31, 2007, 2006 and 2005, amounts expensed for contributions to the trust were $2,389, $2,440 and $2,108, respectively. The profit-sharing plan is a deferred compensation plan and is therefore considered to be outside the scope of SFAS 123R.
WPCI Stock Option Plan
On June 30, 2003, WPCI granted an incentive award to certain officers of WPCI consisting of 1,500,000 restricted shares, representing an approximate 13% interest in WPCI, and 1,500,000 options for WPCI common stock with a combined fair value of $2,485 at that date. Both the options and restricted stock were issued in 2003 and vested ratably over five years, with full vesting occurring December 31, 2007. The options are exercisable at $1 per share for a period of ten years from the initial vesting date. The vested restricted stock and stock received upon the exercise of options of WPCI by minority interest holders may be redeemed, commencing December 31, 2012 and thereafter, solely in exchange for our shares. Any redemption will be subject to a third party valuation of WPCI.
Company Options and Grants
Option and warrant activity as of December 31, 2007 and changes during the year ended December 31, 2007 were as follows:

			Weighted Average
			Remaining	Aggregate Intrinsic
		Weighted Average	Contractual Term	Value
	Shares	Exercise Price	(in Years)	(in 000’s)
Outstanding at beginning of year	5,600,069	$23.14
Granted	384,348	32.85
Exercised	(2,494,247)	20.71
Forfeited / Expired	(62,000)	30.22

Outstanding at end of year	3,428,170	$25.87	5.35	$26,443,566

Vested and expected to vest at end of year	3,418,444	$25.79	5.30	$25,818,591

Exercisable at end of year	2,108,393	$23.30	3.83	$20,478,188

W. P. Carey 2007 10-K – 74

Notes to Consolidated Financial Statements
Option and warrant activity for 2006 and 2005 was as follows:

	Years ended December 31,
	2006			2005
			Weighted			Weighted
			Average			Average
		Weighted	Remaining		Weighted	Remaining
		Average	Contractual Term		Average	Contractual Term
	Shares	Exercise Price	(in Years)	Shares	Exercise Price	(in Years)
Outstanding at beginning of year	5,360,967	$22.64		5,165,617	$22.05
Granted	621,828	26.76		365,277	31.79
Exercised	(319,988)	20.57		(86,558)	18.26
Forfeited / Expired	(62,738)	28.89		(83,369)	25.24

Outstanding at end of year	5,600,069	23.14	4.23	5,360,967	22.64	4.62

Exercisable at end of year	4,133,782	$21.08		4,394,887	$21.15

The weighted average grant date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $3.00, $2.15 and $1.94, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $4,200, $2,066 and $888, respectively.
Nonvested restricted stock awards as of December 31, 2007 and changes during the year ended December 31, 2007 were as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2007	303,361	$29.20
Granted	199,636	33.26
Vested	(89,598)	30.96
Forfeited	(10,963)	31.67

Nonvested at December 31, 2007	402,436	$30.76

The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $2,774, $2,356 and $1,960, respectively.
The fair value of share-based payment awards is estimated using the Black-Scholes option pricing formula (options and warrants) which involves the use of assumptions which are used in estimating the fair value of share based payment awards. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based upon the trailing quarterly distribution for the four quarters preceding the award expressed as a percentage of our stock price. Expected volatilities are based on a review of the five and ten-year historical volatility of our stock as well as the historical volatilities and implied volatilities of common stock and exchange traded options of selected comparable companies. The expected term of awards granted is derived from an analysis of the remaining life of our awards giving consideration to their maturity dates and remaining time to vest. We use historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. For the years ended December 31, 2007, 2006 and 2005, the following assumptions and weighted average fair values were used:

	Years ended December 31,
	2007	2006	2005
Risk-free interest rates	3.8 - 4.7%	4.6 - 5.1%	3.9 - 4.6%
Dividend yields	5.4 - 6.2%	6.3 - 7.1%	7.7 - 7.8%
Expected volatility	15.0 - 16.0%	17.0 - 17.5%	20.0%
Expected term in years	6.1 - 6.3	6.2 - 8.5	10.0
As of December 31, 2007, approximately $10,500 of total unrecognized compensation expense related to nonvested stock-based compensation awards is expected to be recognized over a weighted-average period of approximately 3 years.
W. P. Carey 2007 10-K – 75

Notes to Consolidated Financial Statements
We have the ability and intent to issue shares upon stock option exercises. Historically, we have issued new common stock to satisfy such exercises. Cash received from stock option exercises and purchases under the ESPP during the year ended December 31, 2007 was $6,271.
Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Years ended December 31,
	2007	2006	2005
Net income – basic	$79,252	$86,303	$48,604
Income effect of dilutive securities, net of taxes	2,616	574	–

Net income – diluted	81,868	86,877	48,604

Weighted average shares outstanding – basic	38,113,857	37,668,920	37,688,835
Effect of dilutive securities	1,754,351	1,424,977	1,331,966

Weighted average shares outstanding – diluted	39,868,208	39,093,897	39,020,801

Securities included in our diluted earnings per share determination consist of stock options and warrants and restricted stock. Securities totaling 261,691 shares for the years ended December 31, 2006 were excluded from the earnings per share computations above as their effect would have been anti-dilutive. There were no such anti-dilutive securities for the years ended December 31, 2007 and 2005.
Share Repurchase Programs
In December 2005, our Board of Directors approved a $20,000 share repurchase program. Under this program, we could repurchase up to $20,000 of our common stock in the open market during the twelve-month period beginning December 16, 2005 as conditions warranted. During the term of this program, which ended December 15, 2006, we repurchased shares totaling $4,138. In June 2007, our Board of Directors approved a $20,000 share repurchase program through December 31, 2007. In September 2007, our Board of Directors approved the repurchase of an additional $20,000 of our stock under this share repurchase program. The board also approved an extension of this program to March 31, 2008. Under this program, we may now repurchase up to $40,000 of our common stock in the open market through March 31, 2008 as conditions warrant. Through December 31, 2007, we repurchased and cancelled shares totaling $25,525 under this program.
Other
During 2006, we recognized severance costs totaling approximately $2,100 related to several former employees. Such costs are included in general and administrative expenses in the accompanying consolidated financial statements.
Note 15. Income Taxes
The components of our provision for income taxes for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Federal
Current	$20,531	$29,029	$11,761
Deferred	13,806	1,079	1,222

	34,337	30,108	12,983

State, Local and Foreign
Current	10,846	14,707	5,898
Deferred	6,556	541	327

	17,402	15,248	6,225

Total Provision	$51,739	$45,356	$19,208

W. P. Carey 2007 10-K – 76

Notes to Consolidated Financial Statements
Deferred income taxes as of December 31, 2007 and 2006 consist of the following:

	December 31,
	2007	2006
Deferred tax assets
Unearned and deferred compensation	$9,800	$4,955
Settlement provision – deductible	8,967	–
Other	629	136

	19,396	5,091

Deferred tax liabilities
Receivables from affiliates	38,970	15,925
Investments	41,343	30,474
Other	414	219

	80,727	46,618

Net deferred tax liability	$61,331	$41,527

The difference between the tax provision and the tax benefit recorded at the statutory rate at December 31, 2007, 2006 and 2005 is as follows:

	Years ended December 31,
	2007	2006	2005
Pre-tax income from taxable subsidiaries	$92,274	$90,303	$38,680
Federal provision at statutory tax rate (35%)	32,296	31,606	13,538
State and local taxes, net of federal benefit	11,136	8,949	3,566
Settlement provision – nondeductible	4,488	–	–
Amortization of intangible assets	867	1,629	1,245
Other	1,328	2,494	313

Tax provision – taxable subsidiaries	50,115	44,678	18,662
Other state, local and foreign taxes	1,624	678	546

Total tax provision	$51,739	$45,356	$19,208

Included in income taxes in the consolidated balance sheets as of December 31, 2007 and 2006 are accrued income taxes totaling $3,307 and $21,935, respectively, and deferred income taxes totaling $61,331 and $41,527, respectively.
We have elected to be treated as a partnership for U.S. Federal income tax purposes and prior to our restructuring (Note 2) conducted our real estate ownership operations through partnership or limited liability companies electing to be treated as partnerships for U.S. Federal income tax purposes. As partnerships, we and our partnership subsidiaries are generally not directly subject to tax. We conduct our investment management services through wholly owned taxable corporations. These operations are subject to federal, state, local and foreign taxes as applicable. We conduct business in the United States and Europe, and as a result, we or one or more of our subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and certain foreign jurisdictions. With few exceptions, we are no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations for years before 2003. Certain of our inter-company transactions that have been eliminated in consolidation for financial accounting purposes are also subject to taxation. Periodically, we distribute shares in the CPA® REITs received for services rendered from our taxable subsidiaries to the LLC. While this generates current taxable income on the current appreciation of those shares (which is eliminated for financial accounting purposes), it reduces corporate level taxability of future dividends and future appreciation on these distributed shares.
W. P. Carey 2007 10-K – 77

We adopted FIN 48 on January 1, 2007. As a result of the implementation we recognized a $1,050 decrease to reserves for uncertain tax positions. This decrease in reserves was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. Including the cumulative effect decrease in reserves, at the beginning of 2007, we had approximately $833 of total gross unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:
Notes to Consolidated Financial Statements

Balance at January 1, 2007	$833
Additions based on tax positions related to the current year	–
Additions for tax positions of prior years	5
Reductions for tax positions of prior years	–
Settlements	–

Balance at December 31, 2007	$838

At December 31, 2007, we had unrecognized tax benefits of $444 (net of federal benefits) that, if recognized, would favorably affect the effective income tax rate in any future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, we have approximately $407 of accrued interest and penalties related to uncertain tax positions.
During the next year, we currently expect the liability for uncertain taxes to increase on a similar basis to the additions that occurred in 2007. We or one of our subsidiaries files income tax returns in the United States federal jurisdiction, and various state and foreign jurisdictions. Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2004-2006 remain open to examination by the major taxing jurisdictions to which we are subject.
Note 16. Segment Reporting
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
W. P. Carey 2007 10-K – 78

Notes to Consolidated Financial Statements
A summary of comparative results of these business segments is as follows:

	Years ended December 31,
	2007	2006	2005
Investment Management
Revenues (a)	$175,008	$189,787	$90,863
Operating expenses (a)	(102,505)	(107,015)	(55,022)
Other, net (b)	14,463	15,268	7,503
Provision for income taxes	(50,158)	(44,710)	(18,662)

Income from continuing operations	$36,808	$53,330	$24,682

Real Estate Ownership
Revenues	88,121	77,700	72,377
Operating expenses	(43,572)	(36,140)	(38,158)
Interest expense	(20,880)	(17,016)	(15,768)
Other, net (b)	9,707	8,339	2,281
Provision for income taxes	(1,581)	(646)	(546)

Income from continuing operations	$31,795	$32,237	$20,186

Total Company
Revenues (a)	263,129	267,487	163,240
Operating expenses (a)	(146,077)	(143,155)	(93,180)
Interest expense	(20,880)	(17,016)	(15,768)
Other, net (b)	24,170	23,607	9,784
Provision for income taxes	(51,739)	(45,356)	(19,208)

Income from continuing operations	$68,603	$85,567	$44,868

	Equity Investments in Real Estate		Total Long-Lived Assets(c)		Total Assets
	as of December 31,		as of December 31,		as of December 31,
	2007	2006	2007	2006	2007	2006
Investment Management	$165,702	$107,391	$178,965	$122,828	$347,086	$299,036
Real Estate Ownership	76,975	58,756	772,058	765,777	806,198	793,974

Total Company	$242,677	$166,147	$951,023	$888,605	$1,153,284	$1,093,010

(a)	Included in revenues and operating expenses are reimbursable costs from affiliates totaling $13,782, $63,630 and $9,962 for the years ended December 31, 2007, 2006 and 2005, respectively.

(b)	Includes interest income, income from equity investments in real estate, minority interest and gains and losses on sales and foreign currency transactions.

(c)	Includes real estate, net investment in direct financing leases, equity investments in real estate, operating real estate and intangible assets related to management contracts.
Geographic information for the real estate ownership segment is as follows:

2007	Domestic	Foreign(a)	Total
Revenues	$82,551	$5,570	$88,121
Operating expenses	(41,664)	(1,908)	(43,572)
Interest expense	(19,211)	(1,669)	(20,880)
Other, net (b)	5,995	3,712	9,707
Provision for income taxes	(1,456)	(125)	(1,581)

Income from continuing operations	$26,215	$5,580	$31,795

Total assets	744,297	61,901	806,198
Total long-lived assets	719,059	52,999	772,058
W. P. Carey 2007 10-K – 79

Notes to Consolidated Financial Statements

2006	Domestic	Foreign(a)	Total
Revenues	$72,914	$4,786	$77,700
Operating expenses	(34,373)	(1,767)	(36,140)
Interest expense	(15,180)	(1,836)	(17,016)
Other, net (b)	6,721	1,618	8,339
Provision for income taxes	(580)	(66)	(646)

Income from continuing operations	$29,502	$2,735	$32,237

Total assets	729,649	64,325	793,974
Total long-lived assets	705,662	60,115	765,777

2005	Domestic	Foreign(a)	Total
Revenues	$67,703	$4,674	$72,377
Operating expenses	(36,465)	(1,693)	(38,158)
Interest expense	(13,567)	(2,201)	(15,768)
Other, net (b)	2,410	(129)	2,281
Provision for income taxes	(521)	(25)	(546)

Income from continuing operations	$19,560	$626	$20,186

Total assets	638,130	56,206	694,336
Total long-lived assets	601,193	55,213	656,406

(a)	Our international operations consist of investments in France, Germany and Poland.

(b)	Includes other interest income, minority interest in income, income from equity investments in real estate and gains and losses on sales of securities, foreign currency transactions and other gains, net.
Note 17. Selected Quarterly Financial Data (unaudited)

	Three months ended
	March 31, 2007	June 30, 2007	September 30, 2007(b)	December 31, 2007(c)
Revenues (a)	$44,681	$109,040	$54,577	$54,831
Expenses (a)	26,032	36,071	26,364	57,610
Net income	10,800	42,030	20,409	6,013
Earnings per share -
Basic	0.28	1.10	0.53	0.17
Diluted	0.27	1.10	0.53	0.15
Distributions declared per share	0.462	0.467	0.472	0.477	(d)

	Three months ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006(e)
Revenues (a)	$47,727	$57,508	$52,166	$110,086
Expenses (a)	23,154	38,469	31,729	49,803
Net income	11,065	17,304	14,305	43,629
Earnings per share -
Basic	0.30	0.46	0.38	1.15
Diluted	0.29	0.44	0.37	1.12
Distributions declared per share	0.452	0.454	0.456	0.458

(a)	Certain amounts from previous quarters have been reclassified to discontinued operations (Note 7).

(b)	Includes impact of out of period adjustment (Note 2).

(c)	As discussed in Note 11, in the three months ended December 31, 2007, we reflected a charge for $29,979 with a related tax benefit of $(8,967) relating to a provision in connection with reaching an agreement in principle to settle the SEC investigation.

(d)	Excludes a special distribution of $0.27 per share paid in January 2008 to shareholders of record as of December 31, 2007.

(e)	As discussed in Note 3, in the three months ended December 31, 2006, we recognized fees totaling $46,018 in connection with the CPA®:12/14 Merger which was completed in December 2006.
W. P. Carey 2007 10-K – 80

SCHEDULE III – REAL ESTATE and ACCUMULATED DEPRECIATION
as of December 31, 2007
(in thousands)

											Life on which
											Depreciation
											in Latest
				Costs Capitalized	Increase	Gross Amount at which Carried					Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period(d)			Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Acquisition(a)	Investments(b)	Land	Buildings	Total	Depreciation(d)	Acquired	Computed
Real Estate Under Operating Leases:
Office facilities in Broomfield, Colorado	$–	$248	$2,538	$4,780	$(1,785)	$2,928	$2,853	$5,781	$852	Jan. 1998	40 yrs.
Distribution facilities and warehouses in Erlanger, Kentucky	10,323	1,526	21,427	1,571	142	1,526	23,140	24,666	5,702	Jan. 1998	40 yrs.
Retail stores in Montgomery and Brewton, Alabama	–	855	6,762	–	(5,221)	407	1,989	2,396	617	Jan. 1998	40 yrs.
Land in Commerce, California	–	4,573	–	–	–	4,573	–	4,573	–	Jan. 1998	N/A
Office facility in Beaumont, Texas	–	164	2,344	595	–	164	2,939	3,103	839	Jan. 1998	40 yrs.
Office and industrial facilities in Bridgeton, Missouri	–	270	5,100	4,166	–	270	9,266	9,536	1,436	Jan. 1998	40 yrs.
Office facility in College Station, Texas	–	1,390	5,337	92	(1,039)	1,108	4,672	5,780	1,140	Jan. 1998	40 yrs.
Partially vacant industrial/office and distribution facilities in Salisbury, North Carolina	–	247	5,035	2,242	–	247	7,277	7,524	1,938	Jan. 1998	40 yrs.
Office facility in Raleigh, North Carolina	–	1,638	2,844	157	(2,554)	828	1,257	2,085	100	Jan. 1998	N/A
Office facility in King of Prussia, Pennsylvania	–	1,219	6,283	540	–	1,219	6,823	8,042	1,696	Jan. 1998	40 yrs.
Warehouse and distribution facilities in Fort Lauderdale, Florida	–	1,173	3,368	543	99	1,173	4,010	5,183	909	Jan. 1998	40 yrs.
Industrial facilities in Pinconning, Mississippi	–	32	1,692	–	–	32	1,692	1,724	423	Jan. 1998	40 yrs.
Industrial facilities in San Fernando, California	8,895	2,052	5,322	–	152	2,052	5,474	7,526	1,359	Jan. 1998	40 yrs.
Land leased in several cities in the following states: Alabama, Florida,	2,579	9,382	–	–	(172)	9,210	–	9,210	–	Jan. 1998	N/A
Georgia, Illinois, Louisiana, Missouri, New Mexico, North Carolina, South Carolina and Texas Industrial facility in Milton, Vermont	–	220	1,579	–	–	220	1,579	1,799	395	Jan. 1998	40 yrs.
Land in Glendora, California	–	1,135	–	–	17	1,152	–	1,152	–	Jan. 1998	N/A
Office facilities in Bloomingdale, Illinois	–	1,075	11,453	723	–	1,090	12,161	13,251	2,931	Jan. 1998	40 yrs.
Industrial facility in Manassas, Virginia	–	460	1,352	–	–	460	1,352	1,812	338	Jan. 1998	40 yrs.
Industrial facility in Doraville, Georgia	–	3,288	9,864	–	275	3,288	10,139	13,427	2,517	Jan. 1998	40 yrs.
Office facilities in Collierville, Tennessee	–	335	1,839	–	–	335	1,839	2,174	460	Jan. 1998	40 yrs.
Land in Irving and Houston, Texas	8,993	9,795	–	–	–	9,795	–	9,795	–	Jan. 1998	N/A
Industrial facility in Detroit, Michigan	6,406	5,968	31,731	–	775	5,968	32,506	38,474	8,076	Jan. 1998	40 yrs.
Industrial facility in Chandler, Arizona	12,536	5,035	18,957	2,185	541	5,035	21,683	26,718	5,310	Jan. 1998	40 yrs.
Warehouse and distribution facilities in Houston, Texas	–	167	885	53	–	167	938	1,105	225	Jan. 1998	40 yrs.
Industrial facility in Prophetstown, Illinois	–	70	1,477	–	(428)	70	1,049	1,119	45	Jan. 1998	40 yrs.
Office facilities in Bridgeton, Missouri	6,000	842	4,762	1,267	71	842	6,100	6,942	184	Jan. 1998	40 yrs.
Industrial facility in Industry, California	–	3,789	13,164	1,262	318	3,789	14,744	18,533	2,345	Jan. 1998	40 yrs.
Warehouse and distribution facilities in Memphis, Tennessee	–	1,051	14,037	510	(2,571)	1,051	11,976	13,027	3,458	Jan. 1998	7 yrs.
Retail store in West Mifflin, Pennsylvania	–	1,839	6,535	–	(4,895)	1,839	1,640	3,479	61	Jan. 1998	2 yrs.
Retail store in Bellevue, Washington	9,468	4,125	11,812	393	–	4,494	11,836	16,330	2,872	Apr. 1998	40 yrs.
Office facility in Houston, Texas	5,000	3,260	22,574	591	–	3,260	23,165	26,425	5,543	Jun. 1998	40 yrs.
Office facility in Tempe, Arizona	15,613	2,275	26,702	–	–	2,275	26,702	28,977	5,783	Jun. 1998	40 yrs.
Office facility in Rio Rancho, New Mexico	8,215	1,190	9,353	1,316	–	1,467	10,392	11,859	2,293	Jul. 1998	40 yrs.
Vacant office facility in Moorestown, New Jersey	5,558	351	5,981	420	42	351	6,443	6,794	1,652	Feb. 1999	40 yrs.
Office facility in Norcross, Georgia	30,000	5,200	25,585	–	11,822	5,200	37,407	42,607	7,651	Jun. 1999	40 yrs.
Office facility in Lafayette, Louisiana	3,401	720	7,708	120	–	720	7,828	8,548	1,572	Dec. 1999	40 yrs.
Office facility in Tours, France	9,054	1,034	9,737	–	5,832	1,617	14,986	16,603	2,637	Sep. 2000	40 yrs.
Office facility in Illkirch, France	21,237	–	18,520	–	12,275	–	30,795	30,795	5,986	Dec. 2001	40 yrs.
Industrial, warehouse and distribution facilities in Lenexa, Kansas;	8,606	1,860	12,539	–	5	1,860	12,544	14,404	1,702	Sep. 2002	40 yrs.
Winston-Salem, North Carolina and Dallas, Texas Office buildings in Venice, California	–	2,032	10,152	–	1	2,032	10,153	12,185	835	Sep. 2004	40 yrs.
W. P. Carey 2007 10-K – 81

SCHEDULE III – REAL ESTATE and ACCUMULATED DEPRECIATION
as of December 31, 2007
(in thousands)

											Life on which
											Depreciation
											in Latest
				Costs Capitalized	Increase	Gross Amount at which Carried					Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period(d)			Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Acquisition(a)	Investments(b)	Land	Buildings	Total	Depreciation(d)	Acquired	Computed
Real Estate Under Operating Leases (Continued):
Retail stores in Drayton Plains, Michigan and Citrus Heights, California	–	1,039	4,788	–	193	1,039	4,981	6,020	407	Sep. 2004	40 yrs.
Office facility in San Diego, California	–	4,647	19,712	8	40	4,647	19,760	24,407	1,626	Sep. 2004	40 yrs.
Warehouse and distribution facilities in Birmingham, Alabama	4,643	1,256	7,704	–	–	1,256	7,704	8,960	634	Sep. 2004	40 yrs.
Industrial facility in Scottsdale, Arizona	1,477	586	46	–	–	586	46	632	4	Sep. 2004	40 yrs.
Retail stores in Hope, Little Rock and Hot Springs, Arizona	–	850	2,939	–	–	850	2,939	3,789	242	Sep. 2004	40 yrs.
Industrial facilities in Apopka, Florida	–	362	10,855	–	–	362	10,855	11,217	893	Sep. 2004	40 yrs.
Retail facility in Jacksonville, Florida	–	975	6,980	–	–	975	6,980	7,955	574	Sep. 2004	40 yrs.
Retail facilities in Charlotte, North Carolina	–	1,639	10,608	155	24	1,639	10,787	12,426	904	Sep. 2004	40 yrs.
Industrial and office facilities in Austin, Texas (c)	–	1,238	10,983	–	–	1,238	10,983	12,221	411	Dec. 2006	28.9 yrs.
Industrial facility in Chattanooga, Tenessee (c)	–	1,382	4,021	–	(597)	1,382	3,424	4,806	321	Dec. 2006	13.6 yrs.
Land in San Leandro, California (c)	–	1,532	–	–	–	1,532	–	1,532	–	Dec. 2006	N/A
Warehouse and distribution facility in Greenfield, Indiana (c)	–	967	3,800	–	–	967	3,800	4,767	146	Dec. 2006	28.2 yrs.
Educational facility in Mendota Heights, Minnesota (c)	6,919	2,484	9,078	–	–	2,484	9,078	11,562	318	Dec. 2006	30.9 yrs.
Industrial facility in Sunnyvale, California (c)	–	1,663	3,571	–	–	1,663	3,571	5,234	143	Dec. 2006	27 yrs.
Fitness and recreational sports center in Austin, Texas (c)	2,960	1,725	5,168	–	–	1,725	5,168	6,893	199	Dec. 2006	28.5 yrs.
Retail store in Wroclaw, Poland	–	3,600	10,306	–	319	3,682	10,543	14,225	–	Dec. 2007	40 yrs.

	$187,883	$107,830	$456,909	$23,689	$13,681	$110,141	$491,968	$602,109	$88,704

						Gross Amount at
				Costs Capitalized	Increase	which Carried
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of	Date
Description	Encumbrances	Land	Buildings	Acquisition(a)	Investments(b)	Period Total	Acquired
Direct Financing Method:
Warehouse and distribution facilities in Anchorage, Alaska and Commerce, California	$–	$332	$12,281	$–	$(254)	$12,359	Jan. 1998
Industrial facility in Williamsport, Pennsylvania	–	445	11,324	–	(7,385)	4,384	Jan. 1998
Office facility in Toledo, Ohio	2,563	224	2,684	–	(277)	2,631	Jan. 1998
Industrial facility in Goshen, Indiana	–	239	3,339	–	(1,785)	1,793	Jan. 1998
Retail stores in several cities in the following states: Alabama, Florida, Georgia, Illinois, Louisiana, Missouri, New Mexico, North Carolina, South Carolina and Texas	4,489	–	16,416	–	(644)	15,772	Jan. 1998
Office and industrial facilities in Glendora, California and Romulus, Michigan	–	454	13,251	9	175	13,889	Jan. 1998
Industrial facilities in Thurmont, Maryland and Farmington, New York	–	729	6,093	–	(74)	6,748	Jan. 1998
Warehouse and distribution facilities in New Orleans, Louisiana; Memphis, Tennessee and San Antonio, Texas	–	1,882	5,846	27	(1,505)	6,250	Jan. 1998
Industrial facilities in Irving and Houston, Texas	23,535	–	27,599	–	(1,962)	25,637	Jan. 1998

	$30,587	$4,305	$98,833	$36	$(13,711)	$89,463

W. P. Carey 2007 10-K – 82

SCHEDULE III – REAL ESTATE and ACCUMULATED DEPRECIATION
as of December 31, 2007
(in thousands)

													Life on which
													Depreciation
					Costs	Increase	Gross Amount at which Carried						in Latest
		Initial Cost to Company			Capitalized	(Decrease)	at Close of Period(d)						Statement of
				Personal	Subsequent to	in Net			Personal		Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Property	Acquisition(a)	Investments(b)	Land	Buildings	Property	Total	Depreciation(d)	Acquired	Computed
Operating Real Estate:
Hotel located in Livonia, Michigan	$–	$2,765	$11,087	$3,277	$15,464	$(9,973)	$2,765	$13,748	$6,107	$22,620	$7,044	Jan. 1998	7-40 yrs.
Self storage facilities in Taunton, North Andover, North Billerica and Brockton, Massachusetts	9,840	4,300	12,274	–	113	(478)	4,300	11,909	–	16,209	356	Dec. 2006	25-40 yrs.
Self storage facility in Newington, Connecticut	2,196	520	2,973	–	191	(121)	520	3,043	–	3,563	81	Dec. 2006	40 yrs.
Self storage facility in Killeen, Texas	3,465	1,230	3,821	–	1	(180)	1,230	3,642	–	4,872	91	Dec. 2006	30 yrs.
Self storage facility in Roehnert Park, California	3,400	1,761	4,989	–	13	–	1,761	5,002	–	6,763	115	Jan. 2007	40 yrs.
Self storage facility in Fort Worth, Texas	3,640	1,030	4,176	–	–	–	1,030	4,176	–	5,206	100	Jan. 2007	40 yrs.
Self storage facility in Augusta, Georgia	2,040	970	2,442	–	2	–	971	2,443	–	3,414	56	Feb. 2007	39 yrs.
Self storage facility in Garland, Texas	2,500	880	3,104	–	21	–	880	3,125	–	4,005	65	Feb. 2007	40 yrs.
Self storage facility in Lawrenceville, Georgia	3,570	1,410	4,477	–	3	–	1,411	4,479	–	5,890	101	Mar. 2007	37 yrs.
Self storage facility in Fairfield, Ohio	2,080	540	2,640	–	–	–	540	2,640	–	3,180	66	Apr. 2007	30 yrs.
Self storage facility in Tallahassee, Florida	2,850	–	5,636	–	–	–	–	5,636	–	5,636	94	Apr. 2007	40 yrs.

	$35,581	$15,406	$57,619	$3,277	$15,808	$(10,752)	$15,408	$59,843	$6,107	$81,358	$8,169

W. P. Carey 2007 10-K – 83

NOTES TO SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

(a)	Consists of the cost of improvements and acquisition costs subsequent to acquisition, including legal fees, appraisal fees, title costs, other related professional fees and purchases of furniture, fixtures, equipment and improvements at the hotel properties.

(b)	The increase (decrease) in net investment is primarily due to (i) the amortization of unearned income from net investment in direct financing leases, which produces a periodic rate of return that at times may be greater or less than lease payments received, (ii) sales of properties, (iii) impairment charges, (iv) changes in foreign currency exchange rates and (v) adjustments in connection with purchasing certain minority interests.

(c)	Property acquired in connection with the CIP®:12/14 Merger on December 1, 2006.

(d)	Reconciliation of real estate and accumulated depreciation.

	Reconciliation of Real Estate Accounted
	for Under the Operating Method
	December 31,
	2007	2006	2005
Balance at beginning of year	$620,472	$515,275	$530,279
Additions	15,346	49,658	2,311
Dispositions	(41,357)	(14,552)	(3,135)
Foreign currency translation adjustment	5,185	7,094	(9,017)
Reclassification from/to net investment in direct financing lease and assets held for sale	3,480	20,390	(3,363)
Consolidation of investment pursuant to adoption of EITF 04-05	–	42,607	–
Impairment charge	(1,017)	–	(1,800)

Balance at end of year	$602,109	$620,472	$515,275

	Reconciliation of Accumulated Depreciation
	for Real Estate Accounted for
	Under the Operating Method
	December 31,
	2007	2006	2005
Balance at beginning of year	$79,968	$60,797	$53,914
Depreciation expense	14,439	13,485	10,336
Depreciation expense from discontinued operations	695	101	310
Foreign currency translation adjustment	2,558	740	(1,074)
Reclassification from/to net investment in direct financing lease and assets held for sale	61	–	(2,245)
Consolidation of investment pursuant to adoption of EITF 04-05	–	5,780	–
Dispositions	(9,017)	(935)	(445)

Balance at end of year	$88,704	$79,968	$60,796

	Reconciliation for Operating Real Estate
	December 31,
	2007	2006	2005
Balance at beginning of year	$41,275	$15,108	$16,123
Additions	41,425	26,167	115
Writeoff of assets in connection with tenant improvements	(1,342)	–	–
Impairment charge	–	–	(1,130)

Balance at close of year	$81,358	$41,275	$15,108

	Reconciliation of Accumulated
	Depreciation for Operating Real Estate
	December 31,
	2007	2006	2005
Balance at beginning of year	$7,669	$7,243	$6,983
Depreciation expense	1,842	426	260
Writeoff of accumulated depreciation in connection with tenant improvements	(1,342)	–	–

Balance at end of year	$8,169	$7,669	$7,243

W. P. Carey 2007 10-K – 84

At December 31, 2007, the aggregate cost of real estate which we and our consolidated subsidiaries own for federal income tax purposes is approximately $767,190.
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
Our chief executive officer and acting chief financial officer have conducted a review of our disclosure controls and procedures as of December 31, 2007. Based upon this review, our chief executive officer and acting chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2007 at a reasonable level of assurance.
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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8.
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
W. P. Carey 2007 10-K – 85

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
This information will be contained in our definitive proxy statement for the 2008 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
Item 11. Executive Compensation.
This information will be contained in our definitive proxy statement for the 2008 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This information will be contained in our definitive proxy statement for the 2008 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
This information will be contained in our definitive proxy statement for the 2008 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
Item 14. Principal Accounting Fees and Services.
This information will be contained in our definitive proxy statement for the 2008 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
W. P. Carey 2007 10-K – 86

PART IV
Item 15. Exhibits, Financial Statement Schedules.
     (1) and (2) – Financial statements and schedules – see index to financial statements and schedules included in Item 8.
     (3) Exhibits:
The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Limited Liability Company Agreement.	Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 dated August 9, 2006

3.2	Amended and Restated Bylaws.	Exhibit 3 to Form 8-K dated April 29, 2005

4.1	Form of Listed Share Stock Certificate.	Exhibit 4.1 to Registration Statement on Form S-4 (No. 333-37901) dated October 15, 1997

4.2	Listed Share Purchase Warrant.	Exhibit 99.22 to Registration Statement on Form S-4 (No. 333-37901) dated October 15, 1997

10.1	Management Agreement Between Carey Management LLC and the Company.	Exhibit 10.1 to Registration Statement on Form S-4 (No. 333-37901) dated October 15, 1997

10.2	1997 Non-Employee Directors’ Incentive Plan (Amended and restated as of April 23, 2007)	Exhibit A Schedule 14A dated April 30, 2007

10.3	1997 Share Incentive Plan.	Exhibit 10.3 to Registration Statement on Form S-4 (No. 333-37901) dated October 15, 1997

10.4	Non-Statutory Listed Share Option Agreement.	Exhibit 10.5 to Registration Statement on Form S-4 (No. 333-37901) dated October 15, 1997

10.5	Carey Asset Management Corp. 2005 Partnership Equity Unit Plan.	Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 2004 dated March 15, 2005

10.6	Credit Agreement.	Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 dated August 2, 2007

10.7	Employment Agreement dated June 28, 2000 between W. P. Carey International LLC, W. P. Carey & Co. LLC and Edward V. LaPuma.	Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 2006 dated February 26, 2007

10.8	Amended Employment Agreement dated March 21, 2003 between W. P. Carey International LLC, W. P. Carey & Co. LLC and Edward V. LaPuma.	Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2006 dated February 26, 2007

10.9
Agreement and Plan of Merger, dated June 29, 2006, by and among Corporate Property Associates 12 Incorporated, the entities listed in Schedule 1 thereof, Carey Asset Management Corp. and W. P. Carey & Co. LLC.
Exhibit 10.1 to Current Report on Form 8-K/A dated June 29, 2006

21.1	List of Registrant Subsidiaries.	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP.	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
W. P. Carey 2007 10-K – 87

Exhibit No.	Description	Method of Filing
32	Chief Executive Officer and Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

99.1	Amended and Restated Advisory Agreement dated September 30, 2007 between Corporate Property Associates 14 Incorporated and Carey Asset Management Corp.	Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 dated November 9, 2007

99.2	Second Amended and Restated Advisory Agreement dated September 30, 2007 between Corporate Property Associates 15 Incorporated and Carey Asset Management Corp.	Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 dated November 9, 2007

99.3	Third Amended and Restated Advisory Agreement dated September 30, 2007 between Corporate Property Associates 16 – Global Incorporated and Carey Asset Management Corp.	Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 dated November 9, 2007

99.4	Advisory Agreement dated November 12, 2007 between Corporate Property Associates 17 – Global Incorporated and Carey Asset Management Corp.	Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 dated December 14, 2007
W. P. Carey 2007 10-K – 88

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey & Co. LLC
Date 2/29/2008	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wm. Polk Carey Wm. Polk Carey	Chairman of the Board and Director	2/29/2008

/s/ Gordon F. DuGan Gordon F. DuGan	President and Chief Executive Officer and Director (Principal Executive Officer)	2/29/2008

/s/ Mark J. DeCesaris Mark J. DeCesaris	Managing Director and acting Chief Financial Officer (acting Principal Financial Officer)	2/29/2008

/s/ Thomas Ridings Thomas Ridings	Executive Director and Chief Accounting Officer (Principal Accounting Officer)	2/29/2008

/s/ Francis J. Carey Francis J. Carey	Chairman of the Executive Committee and Director	2/29/2008

/s/ Nathaniel S. Coolidge Nathaniel S. Coolidge	Chairman of the Investment Committee and Director	2/29/2008

/s/ Eberhard Faber IV Eberhard Faber IV	Chairman of the Nomination & Corporate Governance Committees and Director	2/29/2008

/s/ Benjamin H. Griswold IV Benjamin H. Griswold IV	Chairman of the Compensation Committee and Director	2/29/2008

/s/ Dr. Lawrence R. Klein Dr. Lawrence R. Klein	Chairman of the Economic Policy Committee and Director	2/29/2008

/s/ Charles E. Parente Charles E. Parente	Chairman of the Audit Committee and Director	2/29/2008

/s/ Trevor P. Bond Trevor P. Bond	Director	2/29/2008

/s/ Robert E. Mittelstaedt Robert E. Mittelstaedt	Director	2/29/2008

/s/ George E. Stoddard George E. Stoddard	Director	2/29/2008

/s/ Dr. Karsten von Köller Dr. Karsten von Köller	Director	2/29/2008

/s/ Reginald Winssinger Reginald Winssinger	Director	2/29/2008
W. P. Carey 2007 10-K – 89

Report on Form 10-K
We will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC. The 10-K may also be obtained through the SEC’s EDGAR database at www.sec.gov.
W. P. Carey 2007 10-K – 90