Form 10-Q
period 2008-03-31
CAREY W P & CO LLC
filed 2008-05-09
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 36,621,042 Listed Shares, no par value, outstanding at May 2, 2008.

*	The summarized consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of such financial statements have been included.
Forward Looking Statements
This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan” or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, those described in
Item 1A — Risk Factors of our annual report on Form 10-K for the year ended December 31, 2007 as updated herein. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved. Additionally, a description of our critical accounting estimates is included in the management’s discussion and analysis section in our annual report on Form 10-K for the year ended December 31, 2007. There has been no significant change in our critical accounting estimates.
As used in this quarterly report on Form 10-Q, the terms “we,” “us” and “our” include W. P. Carey & Co. LLC, its consolidated subsidiaries and predecessors, unless otherwise indicated.
W. P. Carey 3/31/2008 10-Q — 1

W. P. CAREY & CO. LLC
PART I
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	March 31, 2008	December 31, 2007
		(NOTE)
Assets
Real estate, net	$514,070	$513,405
Net investment in direct financing leases	89,056	89,463
Equity investments in real estate and CPA® REITs	257,289	242,677
Operating real estate, net	74,243	73,189
Cash and cash equivalents	17,625	12,137
Due from affiliates	48,496	88,329
Intangible assets and goodwill, net	98,022	99,873
Other assets, net	27,287	34,211

Total assets	$1,126,088	$1,153,284

Liabilities and Members’ Equity
Liabilities:
Non-recourse debt	$264,258	$254,051
Unsecured credit facility	78,800	62,700
Accounts payable, accrued expenses and other liabilities	37,142	59,076
Income taxes, net	64,580	65,152
Distributions payable	19,032	29,222
Settlement provision (Note 8)	—	29,979

Total liabilities	463,812	500,180

Minority interest in consolidated entities	18,618	18,833

Commitments and contingencies (Note 8)
Members’ equity:
Listed shares, no par value, 100,000,000 shares authorized; 39,536,581 and 39,216,493 shares issued and outstanding, respectively	756,931	748,584
Distributions in excess of accumulated earnings	(119,341)	(117,051)
Accumulated other comprehensive income	6,068	2,738

Total members’ equity	643,658	634,271

Total liabilities and members’ equity	$1,126,088	$1,153,284

The accompanying notes are an integral part of these consolidated financial statements.

Note: The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date.
W. P. Carey 3/31/2008 10-Q — 2

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2008	2007
Revenues
Asset management revenue	$20,126	$15,034
Structuring revenue	3,416	4,583
Wholesaling revenue	1,140	—
Reimbursed costs from affiliates	10,366	3,475
Lease revenues	19,202	18,587
Other real estate income	3,122	3,002

	57,372	44,681

Operating Expenses
General and administrative	(15,413)	(12,168)
Reimbursable costs	(10,366)	(3,475)
Depreciation and amortization	(6,091)	(6,735)
Property expenses	(2,378)	(1,118)
Other real estate expenses	(2,069)	(2,524)

	(36,317)	(26,020)

Other Income and Expenses
Other interest income	761	598
Income from equity investments in real estate and CPA® REITs	4,711	2,438
Minority interest in income	(89)	(277)
Gain on sale of securities, foreign currency transactions and other, net	2,811	186
Interest expense	(5,043)	(4,613)

	3,151	(1,668)

Income from continuing operations before income taxes	24,206	16,993
Provision for income taxes	(7,144)	(6,379)

Income from continuing operations	17,062	10,614

Discontinued Operations
Income from operations of discontinued properties	39	240
Minority interest in income	—	(54)

Income from discontinued operations	39	186

Net Income	$17,101	$10,800

Basic Earnings Per Share
Income from continuing operations	$0.44	$0.28
Income from discontinued operations	—	—

Net income	$0.44	$0.28

Diluted Earnings Per Share
Income from continuing operations	$0.43	$0.27
Income from discontinued operations	—	—

Net income	$0.43	$0.27

Weighted Average Shares Outstanding
Basic	38,876,136	37,930,777

Diluted	40,202,798	39,851,353

Distributions Declared Per Share	$0.482	$0.462

The accompanying notes are an integral part of these consolidated financial statements.
W. P. Carey 3/31/2008 10-Q — 3

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2008	2007
Net Income	$17,101	$10,800
Other Comprehensive Income
Change in unrealized appreciation on marketable securities	(12)	18
Unrealized gain on derivative instrument	29	—
Foreign currency translation adjustment	3,313	383

	3,330	401

Comprehensive Income	$20,431	$11,201

The accompanying notes are an integral part of these consolidated financial statements.
W. P. Carey 3/31/2008 10-Q — 4

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2008	2007
Cash Flows — Operating Activities
Net income	$17,101	$10,800
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization including intangible assets and deferred financing costs	6,588	7,308
Income from equity investments in real estate and CPA® REITs in excess of distributions received	(1,321)	(32)
Minority interest in income	89	331
Straight-line rent adjustments	631	850
Management income received in shares of affiliates	(10,063)	(8,467)
Unrealized gain on foreign currency transactions, warrants and securities	(1,488)	(160)
Realized gain on foreign currency transactions	(1,323)	(26)
Stock-based compensation expense	2,106	923
Decrease in deferred acquisition revenue received	46,695	13,882
Increase in structuring revenue receivable	(1,672)	(158)
Decrease in income taxes, net	(608)	(17,786)
Decrease in settlement provision	(29,979)	—
Net changes in other operating assets and liabilities	(15,997)	(7,744)

Net cash provided by (used in) operating activities	10,759	(279)

Cash Flows — Investing Activities
Distributions received from equity investments in real estate and CPA® REITs in excess of equity income	1,826	1,093
Capital contributions to equity investments	(513)	—
Purchases of real estate and equity investments in real estate	(184)	(27,710)
Capital expenditures	(2,648)	(3,881)
VAT refunded on purchase of real estate	3,189	—
Funds released from escrow in connection with the sale of property	636	465
Payment of deferred acquisition revenue to affiliate	—	(536)

Net cash provided by (used in) investing activities	2,306	(30,569)

Cash Flows — Financing Activities
Distributions paid	(29,581)	(17,484)
Contributions from minority interests	558	206
Distributions to minority interests	(965)	(577)
Scheduled payments of mortgage principal	(2,295)	(2,618)
Proceeds from mortgages and credit facilities	81,937	54,059
Prepayments of mortgage principal and credit facilities	(55,763)	(13,000)
Repayment of loan from affiliates	(7,569)	—
Payment of financing costs	(369)	(69)
Proceeds from issuance of shares	10,910	1,000
Excess tax benefits associated with stock-based compensation awards	466	487
Repurchase and retirement of shares	(5,134)	—

Net cash (used in) provided by financing activities	(7,805)	22,004

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	228	36

Net increase (decrease) in cash and cash equivalents	5,488	(8,808)
Cash and cash equivalents, beginning of period	12,137	22,108

Cash and cash equivalents, end of period	$17,625	$13,300

The accompanying notes are an integral part of these consolidated financial statements.
W. P. Carey 3/31/2008 10-Q — 5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Note 1. Business
We provide long-term sale-leaseback and build-to-suit transactions for companies worldwide and manage a global investment portfolio. We invest primarily in commercial properties that are each triple-net leased to single corporate tenants, domestically and internationally, and earn revenue as the advisor to publicly owned, non-traded real estate investment trusts (“CPA® REITs”) sponsored by us that invest in similar properties. We are currently the advisor to the following CPA® REITs: Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 15 Incorporated (“CPA®:15”), Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global”) and Corporate Property Associates 17 – Global Incorporated (“CPA®:17 – Global”). As of March 31, 2008, we own and manage over 860 commercial properties domestically and internationally including our own portfolio. Our owned portfolio is comprised of our full or partial ownership interest in 176 commercial properties net leased to 98 tenants and totaling approximately 17 million square feet (on a pro rata basis), with an occupancy rate of approximately 96%. We also own 13 domestic self-storage properties totaling approximately 0.9 million square feet.
Primary Business Segments
Investment Management — We provide services to the CPA® REITs in connection with structuring and negotiating investment and debt placement transactions (structuring revenue) and provide on-going management of their portfolios (asset-based management and performance revenue). Asset-based management and performance revenue for the CPA® REITs are determined based on real estate related assets under management. As funds available to the CPA® REITs are invested, the asset base from which we earn revenue increases. In addition, we also receive a percentage of distributions of available cash from CPA®:17 – Global’s operating partnership. We may also earn incentive and disposition revenue and receive termination payments in connection with providing liquidity alternatives to CPA® REIT shareholders.
Real Estate Ownership — We own and invest in commercial properties on a global basis that are then leased to companies, primarily on a triple-net leased basis. We may also invest in other properties on an opportunistic basis.
Note 2. Basis of Presentation
Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2007.
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
W. P. Carey 3/31/2008 10-Q — 6

Notes to Consolidated Financial Statements
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
In February 2007, we formed Corporate Property Associates 17 – Global Incorporated (“CPA®:17 – Global”), an affiliated REIT, for the purpose of investing in a diversified portfolio of income-producing commercial properties and other real estate related assets, both domestically and outside the United States. In November 2007, the SEC declared CPA®:17 – Global’s registration statement to raise up to $2,000,000 of its common stock in an initial public offering, plus up to an additional $475,000 in common stock under its distribution reinvestment and stock purchase plan, effective. In December 2007, we commenced fundraising for CPA®:17 – Global, however no shares were issued until January 2008. Therefore, as of and during the period ended December 31, 2007, the financial results of CPA®:17 – Global were included in our consolidated financial statements, as we owned all of CPA®:17 – Global’s outstanding common stock. Beginning in 2008, we have accounted for our interest in CPA®:17 – Global under the equity method of accounting.
In March 2008, we formed Carey Watermark Investors Incorporated (“Carey Watermark”) for the purpose of acquiring interests in lodging and lodging related properties. We filed a registration statement on Form S-11 with the SEC during March 2008 to raise up to $1,000,000 of common stock of Carey Watermark in an initial public offering plus up to an additional $237,500 in its common stock under a dividend reinvestment plan and currently expect to commence fundraising during 2008. As of and during the three months ended March 31, 2008, the financial statements of Carey Watermark, which had no operations during the period, were included in our consolidated financial statements, as we owned all of Carey Watermark’s outstanding common stock.
Reclassifications and Revisions
Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. The consolidated financial statements included in this Form 10-Q have been retrospectively adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented.
Adoption of New Accounting Pronouncements
SFAS 157
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. We partially adopted SFAS 157 as required on January 1, 2008, with the exception of nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is our 2009 fiscal year. The initial application of this statement did not have a material effect on our financial position and results of operations.
W. P. Carey 3/31/2008 10-Q — 7

Notes to Consolidated Financial Statements
SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table sets forth our financial assets that were accounted for at fair value on a recurring basis as of March 31, 2008:

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable equity securities	$1,729	$68	$—	$1,661
Derivative assets	237	—	33	204

	$1,966	$68	$33	$1,865

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
	Marketable Equity	Derivative
	Securities	Assets	Total Assets
Beginning balance	$1,494	$204	$1,698
Total gains or losses (realized/unrealized):
Included in earnings	(1)	—	(1)
Included in other comprehensive income	(12)	—	(12)
Purchases, issuances and settlements	180	—	180

Ending balance	$1,661	$204	$1,865

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(1)	$—	$(1)

Gains and losses (realized and unrealized) included in earnings are reported in gain on sale of securities, foreign currency transactions and other, net in the statement of income.
SFAS 159
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. We adopted SFAS 159 as required on January 1, 2008 and the initial application of this statement did not have a material effect on our financial position and results of operations as we did not elect to measure financial assets and liabilities at fair value.
Recent Accounting Pronouncements
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
FIN 46R-7
In May 2007, the FASB issued Staff Position No. FIN 46R-7, “Application of FASB Interpretation No. 46R to Investment Companies” (“FIN 46R-7”). FIN 46R-7 makes permanent the temporary deferral of the application of the provisions of FIN 46R to unregistered investment companies, and extends the scope exception from applying FIN 46R to include registered investment companies. FIN 46R-7 is effective upon adoption of SOP 07-1. We are currently assessing the potential impact that the adoption of FIN 46R-7 will have on our financial position and results of operations.
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
W. P. Carey 3/31/2008 10-Q — 8

Notes to Consolidated Financial Statements
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
SFAS 161
In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS 161 is effective for our 2009 fiscal year.
Note 3. Transactions with Related Parties
Advisory Services
Directly and through wholly-owned subsidiaries, we earn revenue as the advisor to the CPA® REITs. Under the advisory agreements with the CPA® REITs, we perform various services, including but not limited to the day-to-day management of the CPA® REITs and transaction-related services. We earn asset management revenue generally totaling 1% per annum of average invested assets, as calculated pursuant to the advisory agreements for each CPA® REIT, of which 1/2 of 1% (“performance revenue”) is contingent upon specific performance criteria for each CPA® REIT. For CPA®:17 – Global, we earn asset management revenue ranging from 0.5% of average market value, for long-term net leases and certain other types of real estate investments, to 1.75% of average equity value, for certain types of securities. For CPA®:17 – Global, we will also receive up to 10% of distributions of available cash of CPA®:17 – Global’s operating partnership. For the three months ended March 31, 2008 and 2007, total asset-based revenue earned was $20,126 and $15,034, respectively. Asset-based revenue for the three months ended March 31, 2007 does not include performance revenue recognized from CPA®:16 – Global as it did not achieve its performance criterion until June 2007.
The advisory agreements allow us to elect to receive restricted stock for any revenue due from each CPA® REIT. In 2008 for CPA®:14, CPA®:15 and CPA®:16 – Global , we elected to receive all asset management revenue in cash and all performance revenue in restricted shares rather than cash. In 2008 for CPA®:17 – Global, we elected to receive asset management revenue in restricted shares rather than cash. We do not earn performance revenue from CPA®:17 – Global. In 2007, we elected to receive all asset management revenue in cash, with the exception of CPA®:16 – Global’s base asset management revenue for which we received restricted shares, and all performance revenue in restricted shares of the CPA® REITs rather than cash.
In connection with structuring and negotiating investments and related mortgage financing for the CPA® REITs, the advisory agreements provide for structuring revenue based on the cost of investments. Under each of the advisory agreements, we may receive acquisition revenue of up to an average of 4.5% of the total cost of all investments made by each CPA® REIT. A portion of this revenue (generally 2.5%) is paid when the transaction is completed while the remainder (generally 2%) is payable in equal annual installments ranging from three to eight years, subject to the relevant CPA® REIT meeting its performance criterion. Unpaid installments bear interest at annual rates ranging from 5% to 7%. For certain types of non-long term net lease investments acquired on behalf of CPA®:17 – Global, initial acquisition revenue may range from 0% to 1.75% of the equity invested plus the related acquisition revenue, with no deferred acquisition revenue being earned. We may be entitled, subject to CPA® REIT board approval, to loan refinancing revenue of up to 1% of the principal amount refinanced in connection with structuring and negotiating investments. This loan refinancing revenue, together with the acquisition revenue, is referred to as structuring revenue. We earned structuring revenue of $3,416 and $4,583 for the three months ended March 31, 2008 and 2007, respectively. Structuring revenue for the three months ended March 31, 2007 does not include deferred structuring revenue recognized from CPA®:16 – Global as it did not achieve its performance criterion until June 2007. In addition, we may also earn revenue related to the disposition of properties, subject to subordination provisions, and will only recognize such revenue as such provisions are achieved.
We are also reimbursed for certain costs, primarily broker/dealer commissions paid on behalf of the CPA® REITs and marketing and personnel costs. For the three months ended March 31, 2008 and 2007, reimbursed costs totaled $10,366 and $3,475, respectively.
Pursuant to a sales agency agreement between our wholly-owned broker-dealer subsidiary, and CPA®:17 – Global, we will earn a selling commission of up to $0.65 per share sold, selected dealer revenue of up to $0.20 per share sold and wholesaling revenue of up to $0.15 per share sold, we will re-allow all selling commissions to selected dealers participating in CPA®:17 – Global’s offering and will re-allow up to the full selected dealer revenue to the selected dealers. We will use any retained portion of the selected dealer
W. P. Carey 3/31/2008 10-Q — 9

Notes to Consolidated Financial Statements
revenue together with the wholesaling revenue to cover other underwriting costs incurred in connection with CPA®:17 – Global’s offering. Total underwriting compensation earned in connection with CPA®:17 – Global’s offering, including selling commissions, selected dealer revenue, wholesaling revenue and reimbursements made by us to selected dealers, cannot exceed the limitations prescribed by the Financial Industry Regulatory Authority (“FINRA”). The limit on underwriting compensation is currently 10% of gross offering proceeds. We may also be reimbursed up to an additional 0.5% of the gross offering proceeds for bona fide due diligence expenses.
Other Transactions
We own interests in entities which range from 5% to 95%, with the remaining interests generally held by affiliates, and own common stock in each of the CPA® REITs.
We are the general partner in a limited partnership that leases our home office space and participates in an agreement with certain affiliates, including the CPA® REITs, for the purpose of leasing office space used for the administration of our operations, the operations of our affiliates and for sharing the associated costs. During the three months ended March 31, 2008 and 2007, we recorded income from minority interest partners of $569 and $248, respectively, related to reimbursements from these affiliates. The average estimated minimum lease payments on the office lease, inclusive of minority interest, as of March 31, 2008 approximates $2,965 annually through 2016.
Included in other liabilities in the consolidated balance sheets at March 31, 2008 and December 31, 2007 are amounts due to affiliates totaling $1,790 and $10,344, respectively. At March 31, 2008 other liabilities comprised primarily of amounts due in connection with the office sharing agreement and deferred acquisition fees. At December 31, 2007 other liabilities comprised primarily of a loan payable.
One of our directors is the sole shareholder of Livho, Inc. (“Livho”), a subsidiary company. We consolidate the accounts of Livho in our consolidated financial statements in accordance with FIN 46R as it is a VIE of which we are the primary beneficiary.
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
In December 2007, we received a loan totaling $7,569 from two affiliated ventures in which we have interests that are accounted for under the equity method of accounting. The loan was used to fund the acquisition of tenancy-in-common interests in Europe and was repaid in March 2008. During the three months ended March 31, 2008 we incurred interest expense of $133 in connection with this loan.
Note 4. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows:

	March 31, 2008	December 31, 2007
Land	$109,845	$110,141
Buildings	497,336	491,968
Less: Accumulated depreciation	(93,111)	(88,704)

	$514,070	$513,405

W. P. Carey 3/31/2008 10-Q — 10

Notes to Consolidated Financial Statements
Operating real estate, which consists primarily of our self-storage investments and Livho subsidiary, at cost, is summarized as follows:

	March 31, 2008	December 31, 2007
Land	$15,408	$15,408
Buildings (a)	67,363	65,950
Less: Accumulated depreciation	(8,528)	(8,169)

	$74,243	$73,189

(a)	Includes $10,185 of costs incurred through March 31, 2008 in connection with renovations to the hotel facility at our Livho subsidiary which are scheduled for completion in the second quarter of 2008.
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
Information about our investments in the CPA® REITs is as follows:

	% of Outstanding Shares		Carrying Amount of Investment
Fund	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
CPA®:14	6.8%	6.6%	$70,758	$67,049
CPA®:15	4.8%	4.5%	65,392	61,976
CPA®:16 – Global	3.1%	2.9%	39,293	36,677
CPA®:17 – Global (a)	0.3%	100.0%	198	—

			$175,641	$165,702

(a)	Closings in connection with CPA®:17 – Global’s initial public offering commenced in January 2008.
Combined summarized financial information of the CPA® REITs (for the entire entities, not our proportionate share) is presented below:

	March 31, 2008	December 31, 2007
Assets	$8,547,887	$8,296,685
Liabilities	(4,823,298)	(4,701,869)

Owner’s equity	$3,724,589	$3,594,816

	Three months ended March 31,

	2008	2007

Revenues	$195,415	$135,637
Expenses	(140,816)	(102,017)

Net income	$54,599	$33,620

Our share of income from equity investments in CPA® REITs	$2,821	$1,477

W. P. Carey 3/31/2008 10-Q — 11

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
Our ownership interests in our equity investments in real estate and their respective carrying values are presented below:

	Ownership Interest	Carrying Value
Lessee	at March 31, 2008	March 31, 2008	December 31, 2007
Schuler A.G. (a)	33%	$28,743	$26,576
Carrefour France, S.A. (a)	46%	27,823	25,186
Medica — France, S.A. (a)	46%	11,124	10,461
Hologic, Inc.	36%	4,426	4,439
Consolidated Systems, Inc.	60%	3,446	3,497
Federal Express Corporation	40%	3,307	3,595
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	5%	2,646	2,641
Childtime Childcare, Inc.	34%	1,720	1,711
Information Resources, Inc.	33%	1,550	1,542
The Retail Distribution Group	40%	589	682
Sicor, Inc. (b)	50%	(3,726)	(3,355)

		$81,648	$76,975

(a)	Amounts shown are based on the exchange rate of the Euro as of March 31, 2008 and December 31, 2007, respectively.

(b)	In June 2007, this venture completed the refinancing of an existing $2,483 non-recourse mortgage with new non-recourse financing of $35,350 based on the appraised value of the underlying real estate of the venture and distributed the proceeds to the venture partners.
Combined summarized financial information of our equity investments in real estate (for the entire entities, not our proportionate share) is presented below:

	March 31, 2008	December 31, 2007
Assets	$921,584	$872,056
Liabilities	(676,044)	(643,154)

Owner’s equity	$245,540	$228,902

	Three months ended March 31,

	2008	2007

Revenues	$21,972	$11,668
Expenses	(16,981)	(8,606)

Net income	$4,991	$3,062

Our share of net income from equity investments in real estate	$1,890	$961

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
W. P. Carey 3/31/2008 10-Q — 12

Notes to Consolidated Financial Statements
In accordance with SFAS No. 144, the results of operations for properties held for sale or disposed of are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows:

	Three months ended March 31,
	2008	2007
Revenues	$52	$1,460
Expenses	(13)	(1,220)
Minority interest income	—	(54)

Income from discontinued operations	$39	$186

Note 7. Intangible Assets and Goodwill

In connection with our acquisition of properties, we have recorded net lease intangibles of $36,331. These intangibles are being amortized over periods ranging from 2 to 30 years. Amortization of below-market and above-market rent intangibles are recorded as an adjustment to revenue.

Intangible assets and goodwill are summarized as follows:

	March 31, 2008	December 31, 2007
Amortized Intangible Assets
Management contracts	$32,765	$32,765
Less: accumulated amortization	(21,409)	(20,716)

	$11,356	$12,049

Lease Intangibles:
In-place lease	$18,602	$18,602
Tenant relationship	10,031	10,031
Above-market rent	9,707	9,707
Less: accumulated amortization	(19,256)	(18,098)

	$19,084	$20,242

Unamortized Goodwill and Indefinite-Lived Intangible Assets
Goodwill	$63,607	$63,607
Trade name	3,975	3,975

	$67,582	$67,582

	$98,022	$99,873

Amortized Below-Market Rent Intangible
Below-market rent	$(2,009)	$(2,009)
Less: accumulated amortization	460	432

	$(1,549)	$(1,577)

Net amortization of intangibles was $1,824 and $2,456 for the three months ended March 31, 2008 and 2007, respectively.
Based on the intangible assets as of March 31, 2008, annual net amortization of intangibles for each of the next five years is as follows: remainder of 2008 — $5,421; 2009 — $6,639; 2010 — $5,716, 2011 — $2,696, 2012 — $1,989 and 2013 — $1,938.
Note 8. Commitments and Contingencies
As of March 31, 2008, we were not involved in any material litigation. We note the following:
SEC Investigation
In 2004, following a broker-dealer examination of Carey Financial, our wholly- owned broker-dealer subsidiary, the staff of the SEC commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 in connection with the public offerings of shares of CPA®:15 during 2002 and 2003. The matters investigated by the staff of the SEC principally included whether, in connection with a public offering of shares of CPA®:15, Carey Financial and its retail distributors sold certain securities without an effective registration statement; specifically, whether the delivery of the investor funds into escrow after completion of the first phase of the offering, completed in the fourth quarter of 2002, but before a registration statement with respect to the second phase
W. P. Carey 3/31/2008 10-Q — 13

Notes to Consolidated Financial Statements
of the offering became effective in the first quarter of 2003, constituted sales of securities in violation of Section 5 of the Securities Act of 1933.
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
In March 2008, we entered into a settlement with the SEC with respect to all matters relating to the above-described investigations. In connection with the settlement, the SEC filed a complaint in the United States District Court for the Southern District of New York alleging violations of certain provisions of the federal securities laws, and seeking to enjoin us from violating those laws in the future. In its complaint the SEC alleged violations of Section 5 of the Securities Act of 1933, in connection with the offering of shares of CPA®:15, and Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), 13(b)(2)(A) and 14(a) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 14a-9 thereunder, among others, in connection with the above-described payments to broker-dealers and related disclosures. With respect to Carey Financial, the complaint alleged violations of, and sought to enjoin Carey Financial from violating, Section 5 of the Securities Act of 1933. Without admitting or denying the allegations in the SEC’s complaint, we consented to the entry of the injunction, which was entered by the court in a Final Judgment in March 2008. Pursuant to the Final Judgment, we have also made payments of $19,979, including interest, to certain of our managed REITs and paid a $10,000 civil penalty.
In anticipation of this settlement, we took a charge of $29,979 in the fourth quarter of 2007, and recognized an offsetting $8,967 tax benefit in the same period.
The SEC’s complaint also alleged violations of certain provisions of the federal securities laws by our employees, John Park, who was formerly our Chief Financial Officer, and Claude Fernandez, who was formerly our Chief Accounting Officer. Messrs. Park and Fernandez have separately settled the charges against them.
Other
Maryland Securities Commission
The Maryland Securities Commission has sought information from Carey Financial and CPA®:15 relating to the matters described above. While it may commence proceedings against Carey Financial in connection with these inquiries, we do not currently expect that these inquiries and proceedings will have a material effect on us incremental to that caused by the SEC agreement described above.
Payson v. Park et al.
On April 24, 2008, a shareholder, Herbert Payson, filed a shareholder derivative complaint in New York state court against us, as nominal defendant, and certain members of the board of directors and several current and former executive officers alleging breach of their fiduciary duties resulting from the matters alleged in the SEC’s complaint described above. Plaintiff claims that the conduct alleged caused damages to us, including but not limited to the $29,979 paid by us in connection with our settlement with the SEC and costs incurred in connection with the investigation by the SEC. We and the individual defendants intend to defend ourselves vigorously against the action.
Los Angeles Unified School District
In October 2006, a revised complaint was filed in the Los Angeles Superior Court in an action that had named a wholly-owned indirect subsidiary, and other unrelated parties, in a state court action by a private plaintiff alleging various claims under the California False Claims Act that focus on alleged conduct by the Los Angeles Unified School District in connection with its direct application and invoicing for school development and construction funding for a new high school, for which our subsidiary acted as the development manager. We and another of our subsidiaries were named for the first time in the revised complaint, by virtue of an alleged relationship to the subsidiary that was a party to the development agreement, but were not served. In February 2007, the judge dismissed the action against our wholly-owned indirect subsidiary, as well as other defendants, following various substantive and procedural motions. The Plaintiff filed an appeal, the appeal was argued on May 6, 2008, and a decision on the appeal is expected within the next 90 days. The Plaintiff may still seek to serve us and our other subsidiary in this action. Although no assurance can be given that the dismissal will be sustained, or that the claims alleged by plaintiff against us and our subsidiaries, if proven, would not have a material effect on us, we believe, based on the information currently available to us, that we and our subsidiaries have meritorious defenses to such claims.
W. P. Carey 3/31/2008 10-Q — 14

Notes to Consolidated Financial Statements
We have provided indemnification in connection with divestitures. These indemnities address a variety of matters including environmental liabilities. Our maximum obligations under such indemnification cannot be reasonably estimated. We are not aware of any claims or other information that would give rise to material payments under such indemnifications.
Note 9. Risk Management and Use of Derivative Financial Instruments
Risk Management
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
Interest Rate Swaps
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
In connection with an investment in Poland, we obtained $10,137 in variable rate mortgage financing (based upon the exchange rate on the date of acquisition), and entered into interest rate swap agreement which has a notional amount which matches the scheduled debt principal amounts to the outstanding balance over the related term ending March 2018. The interest rate swap agreement was effective commencing March 2008.
Interest Rate Caps
Another way in which we attempt to limit our exposure to the impact of interest rate changes is through the use of interest rate caps. Interest rate caps limit the borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. Our secured credit facility has a variable interest rate consisting of the one-month LIBOR plus a spread of 225 basis points. In March 2008, we obtained an interest rate cap whereby the LIBOR component of our interest rate cannot exceed 4.75% through December 2008. We are not accounting for this instrument as a hedge.
Interest rate swaps and caps may be designated as cash flow hedges, with changes in fair value included as a component of other comprehensive income in shareholders’ equity, or as fair value hedges, with changes in fair value reflected in earnings. Our interest rate swap and cap derivative financial instruments are summarized as follows at March 31, 2008:
Fair Value of Interest Related Derivatives

		Notional	Effective	Expiration	Fair
	Type	Amount	Interest Rate	Date	Value (b)
3-Month Euribor	“Pay-fixed” swap	$10,393(a)	4.2%	3/2018	$29(a)
3-Month LIBOR	Interest-rate cap	35,581	5.4%	12/2008	—

					$29

(a)	Amounts are based upon the Euro exchange rate at March 31, 2008.

(b)	Amounts are included in other assets.
Changes in the fair value of interest rate swaps included in other comprehensive income in shareholders’ equity reflected an unrealized gain of $29 and $0 for the three months ended March 31, 2008 and 2007, respectively. Changes in the fair value of interest rate caps included in gain on sale of securities, foreign currency transactions and other, net reflect an unrealized gain of $0 for the three months ended March 31, 2008 and 2007, respectively.
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
The majority of our directly owned real estate properties and related loans are located in the United States, with Texas (15%) and California (12%) representing the only significant geographic concentration (10% or more of current annualized lease revenue). No individual tenant accounted for more than 10% of current annualized lease revenue. Our directly owned real estate properties contain significant concentrations in the following asset types as of March 31, 2008: industrial (38%), office (35%) and warehouse/distribution (14%) and the following tenant industries as of March 31, 2008: telecommunications (15%) and business and commercial services (14%).
W. P. Carey 3/31/2008 10-Q — 15

Notes to Consolidated Financial Statements
Note 10. Members’ Equity and Stock Based and Other Compensation
Stock Based and Other Compensation
The total compensation expense (net of forfeitures) for our stock-based compensation plans was $2,106 and $923 for the three months ended March 31, 2008 and 2007, respectively. The tax benefit recognized in the three months ended March 31, 2008 and 2007 related to stock-based compensation plans totaled $935 and $411, respectively.
We have several stock-based compensation plans including the 1997 Share Incentive Plan, Non-Employee Directors’ Plan, Employee Share Purchase Plan, Carey Management Warrants, Partnership Equity Plan Unit, Profit-Sharing Plan and WPCI Stock Option Plan. There have been no significant changes to the terms and conditions of any of these plans during 2008, other than those described below.
In January 1998, the predecessor of Carey Management was granted warrants to purchase 2,284,800 shares of our common stock exercisable at $21 per share and 725,930 shares exercisable at $23 per share as compensation for investment banking services in connection with structuring the consolidation of the CPA® Partnerships. During the three months ended March 31, 2008, warrants totaling 350,000 were exercised at $23 per share in a cash exercise for which 350,000 shares were issued. As of March 31, 2008, 375,930 warrants were still exercisable at $23 per share. All of the warrants exercisable at $21 had been exercised prior to March 31, 2008.
1997 Share Incentive Plan
We maintain the 1997 Share Incentive Plan (the “Incentive Plan”), as amended, which authorizes the issuance of up to 6,200,000 shares. The Incentive Plan provides for the grant of (i) share options which may or may not qualify as incentive stock options, (ii) performance shares or units, (iii) dividend equivalent rights and (iv) restricted shares or units.
In December 2007, the compensation committee of the board of directors approved a long-term incentive compensation program and terminated further contributions to the Partnership Equity Unit Plan. In January 2008, the board of directors approved initial long-term incentive awards consisting of 111,300 restricted units and 138,250 performance units. The restricted units vest over three years. Vesting and payment of the performance units is conditional on certain performance goals being met by us during the performance period from January 1, 2008 through December 31, 2010. The ultimate number of performance units to be issued will depend on the extent to which we meet the performance goals and can range from zero to three times the original awards. Upon vesting, the restricted and performance units may be converted into shares of our common stock. Both the restricted and performance units carry dividend equivalent rights. Dividend equivalent rights on restricted units are paid in cash on a quarterly basis whereas dividend equivalent rights on performance units accrue during the performance period and may be converted into additional shares of common stock at the conclusion of the performance period to the extent the underlying units vest. Dividend equivalent rights are accounted for as a reduction to retained earnings to the extent that the awards are expected to vest. For awards that are not expected to vest or do not ultimately vest, dividend equivalent rights are accounted for as additional compensation expense.
As a result of issuing these awards, we currently expect to recognize compensation expense totaling approximately $8,300 over the vesting period inclusive of $685 which we recognized during the three months ended March 31, 2008.
Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended March 31,
	2008	2007
Net income — basic	$17,101	$10,800
Income effect of dilutive securities, net of taxes	144	100

Net income — diluted	$17,245	$10,900

Weighted average shares outstanding — basic	38,876,136	37,930,777
Effect of dilutive securities	1,326,662	1,920,576

Weighted average shares outstanding — diluted	40,202,798	39,851,353

Securities included in our diluted earnings per share determination consist of stock options and warrants, restricted stock and units and performance units. There were no anti-dilutive securities for the three months ended March 31, 2008 and 2007.
Share Repurchase Program
In March 2008, we terminated our existing $40,000 share repurchase program. During the term of this program, we repurchased shares totaling $30,652.
W. P. Carey 3/31/2008 10-Q — 16

Notes to Consolidated Financial Statements
Note 11. Income Taxes
We have elected to be treated as a partnership for U.S. federal income tax purposes and prior to our restructuring in October 2007 conducted our real estate ownership operations through partnership or limited liability companies electing to be treated as partnerships for U.S. federal income tax purposes. As partnerships, we and our partnership subsidiaries are generally not directly subject to tax. We conduct our investment management services through wholly owned taxable corporations. These operations are subject to federal, state, local and foreign taxes as applicable. We conduct business in the United States and Europe, and as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2004. Certain of our inter-company transactions that have been eliminated in consolidation for financial accounting purposes are also subject to taxation. Periodically, we distribute shares in the CPA® REITs received for services rendered from our taxable subsidiaries to the LLC.
At March 31, 2008, we had unrecognized tax benefits of $435 (net of federal benefits) that, if recognized, would favorably affect the effective income tax rate in any future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2008, we have approximately $432 of accrued interest and penalties related to uncertain tax positions.
During the next year, we currently expect the liability for uncertain taxes to increase on a similar basis to the additions that occurred in 2007. Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2004-2007 remain open to examination by the major taxing jurisdictions to which we are subject.
Our wholly owned REIT subsidiary, Carey REIT II, Inc. (“Carey REIT II”), owns our real estate assets and has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) with the filing of its 2007 return. In order to maintain its qualification as a REIT, Carey REIT II is required to, among other things, distribute at least 90% of its net taxable income to its shareholders (excluding net capital gains) and meet certain tests regarding the nature of its income and assets. As a REIT, Carey REIT II is not subject to U.S. federal income tax to the extent it distributes its net taxable income annually to its shareholders. Accordingly, no provision for U.S. federal income taxes is included in the consolidated financial statements. We have and intend to continue to operate so that Carey REIT II meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, Carey REIT II would be subject to U.S. federal income tax.
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
Real Estate Ownership
This business segment includes the operations of properties under operating leases, properties under direct financing leases, real estate under construction and development, operating real estate, assets held for sale and equity investments in real estate in ventures accounted for under the equity method. Because of our legal structure, these operations are generally not subject to U.S. federal income taxes; however, they may be subject to certain state, local and foreign taxes.
W. P. Carey 3/31/2008 10-Q — 17

Notes to Consolidated Financial Statements
A summary of comparative results of these business segments is as follows:

	Three months ended March 31,
	2008	2007
Investment Management
Revenues (a)	$35,048	$23,092
Operating expenses (a)	(24,995)	(14,636)
Other, net (b)	3,662	2,071
Provision for income taxes	(6,784)	(6,138)

Income from continuing operations	$6,931	$4,389

Real Estate Ownership (c)
Revenues	$22,324	$21,589
Operating expenses	(11,322)	(11,384)
Interest expense	(5,043)	(4,613)
Other, net (b)	4,532	874
Provision for income taxes	(360)	(241)

Income from continuing operations	$10,131	$6,225

Total Company
Revenues (a)	$57,372	$44,681
Operating expenses (a)	(36,317)	(26,020)
Interest expense	(5,043)	(4,613)
Other, net (b)	8,194	2,945
Provision for income taxes	(7,144)	(6,379)

Income from continuing operations	$17,062	$10,614

	Equity Investments in Real Estate as of		Total Long-Lived Assets (d) as of		Total Assets as of
	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
Investment Management	$175,641	$165,702	$186,996	$178,965	$314,581	$347,086
Real Estate Ownership (c)	81,648	76,975	778,102	772,058	811,507	806,198

Total Company	$257,289	$242,677	$965,098	$951,023	$1,126,088	$1,153,284

(a)	Included in revenues and operating expenses are reimbursable costs from affiliates totaling $10,366 and $3,475 for the three months ended March 31, 2008 and 2007, respectively.

(b)	Includes interest income, income from equity investments in real estate, minority interest and gains and losses on sales and foreign currency transactions.

(c)	Includes investments in France, Poland and Germany that accounted for lease revenues (rental income and interest income from direct financing leases) of $1,841 and $1,279 for the three months ended March 31, 2008 and 2007, respectively, and income from equity investments in real estate of $1,427 and $249 for the three months ended March 31, 2008 and 2007, respectively. These investments also accounted for long-lived assets as of March 31, 2008 and December 31, 2007 of $126,756 and $117,859, respectively.

(d)	Includes real estate, net investment in direct financing leases, equity investments in real estate, operating real estate and intangible assets related to management contracts.
W. P. Carey 3/31/2008 10-Q — 18

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands, except share and per share amounts)
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide a reader of our financial statements with management’s perspective on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2007.
Business Overview
We provide long-term sale-leaseback and build-to-suit transactions for companies worldwide and manage a global investment portfolio. We operate two business segments, investment management and real estate ownership, as described below. As of March 31, 2008, we own and manage over 860 commercial properties domestically and internationally including our own portfolio, which is comprised of our full or partial ownership interest in 176 commercial properties net leased to 98 tenants and totaling approximately 17 million square feet (on a pro rata basis) with an occupancy rate of 96%. We also own 13 domestic self-storage properties totaling approximately 0.9 million square feet.
Within our investment management segment, we are currently the advisor to the following affiliated publicly-owned, non-traded real estate investment trusts: Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 15 Incorporated (“CPA®:15”), Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global”) and Corporate Property Associates 17 – Global Incorporated (“CPA®:17 – Global”) (collectively, the “CPA® REITs”).
Our primary business segments are:
Investment Management — We provide services to the CPA® REITs in connection with structuring and negotiating investment and debt placement transactions (structuring revenue) and provide on-going management of their portfolios (asset-based management and performance revenues). Asset-based management and performance revenues for the CPA® REITs are determined based on assets under management. In addition, we also receive a percentage of distributions of available cash from CPA®:17 – Global’s operating partnership. As funds available to the CPA® REITs are invested, the asset base for which we earn revenue increases. We may also earn incentive and disposition revenue and receive termination payments in connection with providing liquidity alternatives to CPA® REIT shareholders.
Real Estate Ownership — We own and invest in commercial properties on a global basis that are then leased to companies, primarily on a triple net leased basis. We may also invest in other properties on an opportunistic basis.
Highlights
Financial Highlights
-	Total revenues, excluding reimbursed costs from affiliates for the first quarter of 2008 were $47,006, compared to $41,206 in the first quarter of 2007. Increases in asset management revenue from our investment management operations provided the majority of this increase. In addition, lease revenues from our real estate ownership operations increased 3% over the prior year period.

-	Net income for the first quarter of 2008 was $17,101, compared to $10,800 in the first quarter of 2007. The increase in net income of $6,301 is comprised of $3,759 from our real estate ownership segment and $2,542 from our investment management segment.

-	Cash flow from operating activities for the first quarter of 2008 was $10,759, compared to $(279) in the first quarter of 2007. Our cash flows fluctuate period to period due to a number of factors as described in Financial Condition below. Cash flow from operating activities during the first quarter of 2008 was affected both by the receipt of $28,259 of deferred acquisition revenue from
CPA®:16 – Global which met its performance criteria in June 2007 and by the payment of $29,979 related to the SEC settlement. During the first quarter of 2007, cash flow from operating activities was affected by the payment of taxes approximating $21,000 in connection with revenue earned in 2006 from the CPA®:12/ CPA®:14 merger in December 2006.

-	Our quarterly cash distribution increased to $0.482 per share for the first quarter of 2008 or $1.93 per share on an annualized basis.
Management considers the performance metrics described above as well as certain non-GAAP performance metrics to be important measures in the evaluation of our results of operations, liquidity and capital resources. Management evaluates our results of operations
W. P. Carey 3/31/2008 10-Q — 19

with a primary focus on increasing and enhancing the value, quality and amount of assets under management by our investment management segment and seeking to increase value in our real estate ownership segment. Results of operations by reportable segment are described below.
Managed Portfolio Highlights
Acquisition Activity — We earn revenue from the acquisition and disposition of properties on behalf of the CPA® REITs. The revenue we earn from the disposition of assets is recognized upon liquidation of a CPA® REIT’s portfolio. During the three months ended March 31, 2008, we structured investments (all of which were domestic) totaling approximately $57,000 on behalf of the CPA® REITs. During April 2008, we structured investments in Finland and Germany totaling approximately $31,000 on behalf of the CPA® REITs.
Fundraising Activity — Since commencing its initial public offering to raise up to $2,000,000 of common stock in December 2007,
CPA®:17 – Global has raised more than $110,000 through May 7, 2008. We earn a wholesaling fee of up to $0.15 per share sold which we use, along with any retained portion of the selected dealer revenue, to cover other underwriting costs incurred in connection with CPA®:17 – Global’s offering and are reimbursed for marketing and personnel costs incurred in raising capital on behalf of CPA®:17 – Global, subject to certain limitations.
We formed Carey Watermark Investors Incorporated (“Carey Watermark”) in March 2008 for the purpose of acquiring interests in lodging and lodging related properties. We filed a registration statement on Form S-11 with the SEC during March 2008 to raise up to $1,000,000 of common stock of Carey Watermark in an initial public offering plus up to an additional $237,500 in its common stock under a dividend reinvestment plan and currently expect to commence fundraising during 2008. As of and during the three months ended March 31, 2008, the financial statements of Carey Watermark, which had no operations during the period, were included in our consolidated financial statements, as we owned all of Carey Watermark’s outstanding common stock.
Company and Owned Portfolio Highlights
SEC Investigation — In March 2008, we settled with the SEC all matters relating to the SEC’s previously disclosed investigation. See Note 8 to our consolidated financial statements included in Part I of this quarterly report.
Share Repurchase Program — In March 2008, we terminated our $40,000 share repurchase program. We will continue to be opportunistic in our use of share repurchase programs and will reevaluate such opportunities from time to time.
Current Trends
Credit and real estate financing markets have experienced significant deterioration beginning in the second half of 2007, both domestically and internationally. We expect the volatility in these markets to continue in 2008. A discussion of these current trends is presented below:
Investment Opportunities
In times, such as the present, when financing is difficult to obtain, we believe sale-leaseback transactions can often be a more attractive alternative for a corporation to raise capital, which may result in increased investment opportunities for our managed funds. However, as a result of the deterioration in the real estate financing markets, we believe that we are currently in a period of adjustment and during the first quarter we completed a lower number of investment opportunities on behalf of the CPA® REITs than in the comparable prior period.
Certain of the sale-leaseback opportunities in which we invest on behalf of our managed funds arise in connection with private equity transactions. While private equity firms have raised a significant amount of capital for investment in recent periods, transaction volume has decreased in part as a result of the deterioration in the credit financing markets. As a result, our participation in private equity transactions has also decreased. As described above, we believe that this current period of adjustment is a short-term issue and while it is likely to affect the second quarter as well, we believe that attractive investment opportunities, including our future participation in private equity transactions, will be available to us.
International commercial real estate continues to make up a significant portion of our investment activity on behalf of the CPA® REITs. During April 2008, we entered into transactions in Finland and Germany totaling approximately $31,000. For the year ended December 31, 2007, international investments accounted for 55% of total investments. We currently expect international transactions to continue to comprise a significant portion of the investments we make on behalf of the CPA® REITs, although the percentage of international investments in any given period may vary substantially.
W. P. Carey 3/31/2008 10-Q — 20

Fundraising
Long-term U.S. Treasury rates remain near historical lows, which we anticipate should continue to drive investor demand for yield-based investments such as the CPA® REITs. Since commencing fundraising on behalf of CPA®:17 – Global in late December 2007, we have raised more than $110,000 through May 7, 2008.
Mortgage Financing
As a result of the deterioration in the real estate financing markets, we continue to experience difficult financing conditions in both the U.S. and European markets. In particular, obtaining financing on behalf of the CPA® REITs for larger transactions and for certain property types is more challenging in the current marketplace. Despite these challenges, during the first quarter of 2008 on behalf of the CPA® REITs, we obtained financing totaling $33,000 on two new domestic investments and financing totaling $66,000 on three recent investments (two domestic and one international).
Commercial Real Estate
Over the last several years, commercial real estate values have risen significantly as a result of the relatively low long-term interest rate environment and aggressive credit conditions. As a result, we have benefited from increases in the valuations of the CPA® REIT portfolios through our ownership of shares in the CPA® REITs and increased management revenue. Although long-term interest rates remain relatively low by historical standards, there has been a significant increase in credit spreads across the credit spectrum. Increases in credit spreads or deterioration in individual tenant credits may lower the appraised values of properties owned by the CPA® REITs we manage and thereby reduce our asset management revenues and the investment performance of the CPA® REITs. We generally enter into long term leases with our tenants to mitigate the impact that fluctuations in interest rates have on the values of the portfolios we manage.
Corporate Defaults
In connection with the deterioration in the real estate financing markets, we expect that corporate defaults may increase in 2008 and beyond, which will require more intensive management of both the assets we own and those we manage on behalf of the CPA® REITs. We believe that our emphasis on ownership of assets that are critically important to a tenant’s operations mitigates, to some extent, the risk of a tenant defaulting on its lease upon filing for bankruptcy protection. However, even where defaults do not occur, a tenant’s credit profile may deteriorate, which in turn could affect the value of the lease and require us to incur impairment charges on properties we own, even where the tenant is continuing to make the required lease payments. Furthermore, a tenant may reject our lease in bankruptcy which could subject us to losses as the property may be worth less without the lease. Currently, only one of our tenants is operating under bankruptcy protection. This tenant contributes annual lease revenues of approximately $1,900 and has not yet indicated whether it will affirm its lease with us.
Competition
Although there has been deterioration in the real estate and credit markets, we believe there is still active competition for the investments we make on behalf of our managed funds, domestically and internationally. We believe competition is driven in part by investor demand for yield-based investments including triple net lease real estate. We believe that we have competitive strengths that will enable us to continue to find attractive investment opportunities, both domestically and internationally, despite active competition levels. We currently believe that several factors may also provide us with continued investment opportunities, including our presence in the private equity industry, which may provide additional sale-leaseback opportunities as a source of financing (notwithstanding the issues that could affect this market, as discussed above), a continued desire of corporations to divest themselves of real estate holdings both in the U.S. and internationally, increasing opportunities for sale-leaseback transactions in the international market, which continues to make up a large portion of our investment opportunities on behalf of the CPA® REITs and difficult credit markets which may cause companies to look for alternative methods of raising capital such as sale-leasebacks.
CPI
Despite slow economic growth rates in recent periods, inflation rates in the U.S. have continued to rise. Increases in inflation are sometimes associated with rising long-term interest rates, which may have a negative impact on the value of the portfolios we own and manage. To mitigate this risk, our leases and those of the CPA® REITs generally have rent increases based on formulas indexed to increases in the Consumer Price Index (“CPI”) or other indices for the jurisdiction in which the property is located. To the extent that the CPI increases, additional rental income streams may be generated for these leases and thereby mitigate the impact of inflation.
W. P. Carey 3/31/2008 10-Q — 21

Exchange Rate Movements
We have foreign investments and as a result are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. The average rate for the U.S. dollar in relation to the Euro during the three months ended March 31, 2008 was considerably weaker than during the comparable period in 2007, and as a result, we experienced a positive impact on our results of operations for Euro-denominated investments in the current period as compared to the first quarter of 2007. Investments denominated in the Euro accounted for approximately 9% of annualized lease revenues at March 31, 2008.
Results of Operations
We evaluate our results of operations by our two major business segments — investment management and real estate ownership. A summary of comparative results of these business segments is as follows:
Investment Management

	Three months ended March 31,
	2008	2007	Change
Revenues
Asset management revenue	$20,126	$15,034	$5,092
Structuring revenue	3,416	4,583	(1,167)
Wholesaling revenue	1,140	—	1,140
Reimbursed costs from affiliates	10,366	3,475	6,891

	35,048	23,092	11,956

Operating Expenses
General and administrative	(13,599)	(10,115)	(3,484)
Reimbursable costs	(10,366)	(3,475)	(6,891)
Depreciation and amortization	(1,030)	(1,046)	16

	(24,995)	(14,636)	(10,359)

Other Income and Expenses
Other interest income	533	527	6
Income from equity investments in CPA® REITs	2,821	1,477	1,344
Minority interest in loss	308	67	241

	3,662	2,071	1,591

Income from continuing operations before income taxes	13,715	10,527	3,188
Provision for income taxes	(6,784)	(6,138)	(646)

Net income from investment management	$6,931	$4,389	$2,542

Asset Management Revenue
We earn asset management revenue (asset-based management and performance revenue) from the CPA® REITs based on assets under management. As funds available to the CPA® REITs are invested, the asset base for which we earn revenue increases. The asset management revenue that we earn may increase or decrease depending upon (i) increases in the CPA® REIT asset bases as a result of new investments; (ii) decreases in the CPA® REIT asset bases resulting from sales of investments; (iii) increases or decreases in the annual estimated net asset valuations of CPA® REIT funds (which are not recorded for financial reporting purposes); (iv) increases or decreases in distributions of available cash (for CPA®:17 – Global only); and (v) whether the CPA® REITs are meeting their performance criteria. The availability of funds for new investments is substantially dependent on our ability to raise funds for investment by the CPA® REITs.
For the three months ended March 31, 2008 as compared to 2007, asset management revenue increased by $5,092, primarily due to the recognition of $2,989 of performance revenue from CPA®:16 – Global as well as a net increase in our assets under management. The performance revenue earned from CPA®:16 – Global is a result of CPA®:16 – Global meeting its performance criterion beginning in June 2007. We did not earn performance revenue from CPA®:16 – Global during the first quarter of 2007 as CPA®:16 – Global had not yet met its performance criterion. Revenue earned from assets under management increased primarily as a result of recent investment activity of the CPA® REITs and increases in the annual estimated net asset valuations of CPA®:14 and CPA®:15 as of December 31, 2007.
W. P. Carey 3/31/2008 10-Q — 22

Structuring Revenue
Structuring revenue includes current and deferred acquisition revenue from structuring investments and transactions on behalf of the CPA® REITs. Investment activity is subject to significant period-to-period variation.
For the three months ended March 31, 2008 as compared to 2007, structuring revenue decreased by $1,167, primarily due to a reduction in investment volume. We structured investments totaling $57,000 and $167,000 for the three months ended March 31, 2008 and 2007, respectively. This decrease was partially offset by an increase of $1,146 in deferred structuring revenue earned from CPA®:16 – Global, which met its performance criterion beginning in June 2007. We did not recognize deferred structuring revenue from CPA®:16 – Global during the first quarter of 2007 as CPA®:16 -Global had not yet met its performance criterion.
Wholesaling Revenue
We earn wholesaling revenue in connection with CPA ®:17 – Global’s initial public offering based on the number of shares sold. Wholesale revenue earned is primarily offset by underwriting costs incurred in connection with the offering. Such underwriting costs are included in general and administrative expenses.
For the three months ended March 31, 2008, we earned wholesaling revenue of $1,140 in connection with CPA®:17 – Global’s initial pubic offering which commenced in December 2007.
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
For the three months ended March 31, 2008 as compared to 2007, reimbursed and reimbursable costs increased by $6,891, primarily due to broker-dealer commissions related to the commencement of CPA®:17 – Global’s initial public offering in December 2007.
General and Administrative
For the three months ended March 31, 2008 as compared to 2007, general and administrative expenses increased by $3,484, primarily due to increases in compensation related costs of $1,977, underwriting costs of $1,064 and business development costs of $414.
Compensation related costs increased primarily due to an increase in the amortization of stock-based compensation to key officers in connection with a new long-term incentive compensation program implemented in 2008 and CPA®:16 – Global achieving its performance criterion beginning in June 2007. Prior to this, we deferred a portion of investment and senior officer compensation as CPA®:16 – Global had not met its performance criterion. Underwriting costs represent costs incurred in connection with CPA®:17 – Global’s initial public offering which commenced in December 2007. These costs were substantially offset by wholesaling revenue earned in connection with providing these services. The increase in business development costs relates primarily to our international operations.
Income from Equity Investments in CPA® REITs
Income from equity investments in CPA® REITs represents our proportionate share of net income (revenues less expenses) from our investments in the CPA® REITs in which we have a non-controlling interest but exercise significant influence.
For the three months ended March 31, 2008 as compared to 2007, income from equity investments in CPA® REITs increased by $1,344 primarily due to the recognition of our share of the overall increase in net income of CPA®:14, CPA ®:15 and CPA®:16 - Global as compared to 2007.
Minority Interest in Loss
We consolidate investments in which we are deemed to have a controlling interest. Minority interest in income represents the proportionate share of net income (revenue less expenses) from such investments that is attributable to the partner(s) holding the non-controlling interest.
For the three months ended March 31, 2008 as compared to 2007, minority interest in loss increased by $241 primarily due to an increase in reimbursements from a partnership agreement with certain affiliates, including the CPA® REITs, to share the costs associated with leasing the home office space. Such costs are allocated among the participants in the entity based on gross revenues and are adjusted quarterly.
W. P. Carey 3/31/2008 10-Q — 23

Provision for Income Taxes
For the three months ended March 31, 2008 as compared to 2007, our provision for income taxes increased by $646. Our pre-tax income increased in the first quarter of 2008 primarily due to an increase in asset management revenue as a result of increases in assets under management. The effective tax rate for the three months ended March 31, 2008 and 2007 for this segment of our business was 49% and 58%, respectively. This reduction is a result of tax initiatives implemented during 2007 intended to reduce taxable gains in our taxable subsidiaries by distributing shares the taxable subsidiaries receive in the CPA® REITs for services rendered to the LLC. Investment management income presented above excludes income that has been eliminated in consolidation but which is subject to taxation.
Net Income from Investment Management
For the three months ended March 31, 2008 as compared to 2007, net income from investment management increased by $2,542. We experienced a net increase in total revenues, excluding reimbursed costs which have no impact on net income, of $5,065 primarily as a result of increases in our asset management revenue as well as an increase in income from equity investments in CPA® REITs of $1,344 as a result of our share of the increase in net income of the CPA® REITs. These increases were partially offset by increases in general and administrative expenses totaling $3,484. These variances are described above.
Real Estate Ownership

	Three months ended March 31,
	2008	2007	Change
Revenues
Lease revenues	$19,202	$18,587	$615
Other real estate income	3,122	3,002	120

	22,324	21,589	735

Operating Expenses
General and administrative	(1,814)	(2,053)	239
Depreciation and amortization	(5,061)	(5,689)	628
Property expenses	(2,378)	(1,118)	(1,260)
Other real estate expenses	(2,069)	(2,524)	455

	(11,322)	(11,384)	62

Other Income and Expenses
Other interest income	228	71	157
Income from equity investments in real estate	1,890	961	929
Minority interest in income	(397)	(344)	(53)
Gain on sale of securities, foreign currency transactions and other, net	2,811	186	2,625
Interest expense	(5,043)	(4,613)	(430)

	(511)	(3,739)	3,228

Income from continuing operations before income taxes	10,491	6,466	4,025
Provision for income taxes	(360)	(241)	(119)

Income from continuing operations	10,131	6,225	3,906
Income from discontinued operations	39	186	(147)

Net income from real estate ownership	$10,170	$6,411	$3,759

W. P. Carey 3/31/2008 10-Q — 24

Our real estate ownership consists of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues is as follows:

	Three months ended March 31,
	2008	2007
Rental income	$16,433	$15,534
Interest income from direct financing leases	2,769	3,053

	$19,202	$18,587

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	Three months ended March 31,
	2008	2007
Bouygues Telecom, S.A. (a) (b) (c)	$1,583	$1,279
CheckFree Holdings Corporation Inc. (b)	1,207	1,179
Daimler Trucks North America LLC	1,159	1,159
Dr Pepper Bottling Company of Texas	1,130	1,119
Orbital Sciences Corporation	756	756
Titan Corporation	728	728
U. S. Airways Group	702	694
AutoZone, Inc.	536	554
Lucent Technologies, Inc. (d)	499	380
Quebecor Printing, Inc. (e)	485	485
Sybron Dental Specialties Inc.	443	443
Unisource Worldwide, Inc.	420	422
Werner Corporation	407	407
BE Aerospace, Inc.	395	395
Eagle Hardware & Garden, a subsidiary of Lowe’s Companies	394	394
CSS Industries, Inc.	392	392
Career Education Corporation	375	375
PPD Development, Inc. (d)	371	332
Sprint Spectrum, L.P.	356	356
Enviro Works, Inc.	338	338
AT&T Corporation	315	315
Omnicom Group Inc.	313	313
Sears Corporation	310	283
BellSouth Telecommunications, Inc.	305	301
United States Postal Service	295	295
Other (a)	4,988	4,893

	$19,202	$18,587

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	Lease revenues applicable to minority interests in the consolidated amounts above total $896 and $820 for the three months ended March 31, 2008 and 2007, respectively.

(c)	Increase is due to CPI-based (or equivalent) rent increase in December 2007.

(d)	Increase is due to above-market lease intangible becoming fully amortized.

(e)	Tenant filed for bankruptcy protection in January 2008 and is current on their obligations.
W. P. Carey 3/31/2008 10-Q — 25

We recognize income from equity investments in real estate of which lease revenues are a significant component. Net lease revenues from these ventures (for the entire venture, not our proportionate share) are as follows:

	Ownership Interest	Three months ended March 31,
Lessee	at March 31, 2008	2008	2007
Carrefour France, S.A. (a)	46%	$5,437	$4,562
Medica — France, S.A. (a)	46%	1,781	1,476
Federal Express Corporation	40%	1,736	1,717
Schuler A.G. (a) (b)	33%	1,720	—
Information Resources, Inc.	33%	1,243	1,243
Sicor, Inc.	50%	836	836
Hologic, Inc.	36%	820	772
Consolidated Systems, Inc.	60%	453	449
Childtime Childcare, Inc.	34%	315	323
The Retail Distribution Group	40%	202	202

		$14,543	$11,580

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates

(b)	We acquired our interest in this venture in 2007.
The above table does not reflect our share of interest income from our 5% interest in a venture which acquired a note receivable in April 2007. The venture recognized interest income of $7,043 for the three months ended March 31, 2008.
Lease Revenues
For the three months ended March 31, 2008 as compared to 2007, lease revenues (rental income and interest income from direct financing leases) increased by $615 primarily due to rent increases, lease revenue earned on a property acquired in Poland in December 2007 and rent from new tenants at existing properties, all of which contributed $652 of the increase. Lease revenue also benefited from the favorable impact of fluctuations in foreign currency exchange rates. These increases were partially offset by the impact of a recent property sale and lease expirations totaling $444.
Our net leases generally have rent increases based on formulas indexed to increases in the CPI or other indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future.
Depreciation and Amortization
For the three months ended March 31, 2008 as compared to 2007, depreciation and amortization expense decreased by $628 primarily due to the acceleration of depreciation and amortization on certain assets of Livho (a subsidiary that operates a Radisson hotel franchise in Michigan) and Carey Storage (a subsidiary that invests in domestic self-storage properties) in 2007.
Property Expenses
For the three months ended March 31, 2008 as compared to 2007, property expenses increased by $1,260, primarily due to an increase in reimbursable tenant costs and other property related expenses. Actual recoveries of reimbursable tenant costs are recorded as both revenue and expense and therefore have no impact on net income.
Other Real Estate Expenses
Other real estate expenses generally consist of expenses from our subsidiaries, Carey Storage and Livho. For the three months ended March 31, 2008 as compared to 2007, other real estate expenses decreased by $455 primarily due to a license termination fee incurred in 2007 in connection with terminating our prior franchise license. This decrease was partially offset by an increase in the expenses of Carey Storage as a result of its 2007 investment activity.
W. P. Carey 3/31/2008 10-Q — 26

Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have a non-controlling interest but exercise significant influence.
For the three months ended March 31, 2008 as compared to 2007, income from equity investments in real estate increased by $929 primarily due to investment activity in 2007.
Gain on Sale of Securities, Foreign Currency Transactions and Other, Net
For the three months ended March 31, 2008 as compared to 2007, gain on sale of securities, foreign currency transactions and other gains, net increased by $2,625 due to foreign currency translation gains. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. During 2008, the average rate for the U.S. dollar in relation to the Euro was weaker than during the prior year period, and as a result, we experienced a positive impact on our results of foreign operations for the current period as compared to 2007.
Interest Expense
For the three months ended March 31, 2008 as compared to 2007, interest expense increased $430 primarily due to an increase in interest expense of $606 as a result of additional borrowings under our credit facilities which were used to make several self storage investments in 2007 and pay operating expenses, including payments in March 2008 totaling $29,979 in connection with our settlement of the SEC investigation (Note 8). This increase was partially offset by reductions in interest expense in connection with the pay-off of three mortgages in 2007 and from making scheduled principal payments.
Income from Continuing Operations
For the three months ended March 31, 2008 as compared to 2007, income from continuing operations increased by $3,906, primarily due to an increase in the recognition of foreign currency transaction gains totaling $2,625 and results of operations from our 2007 investment activity.
Discontinued Operations
For the three months ended March 31, 2008 and 2007, we earned income from the operations of discontinued properties of $39 and $186, respectively.
Financial Condition
Uses of Cash during the Period
Our cash flows fluctuate period to period due to a number of factors which include the nature and timing of receipts of transaction-related revenue, the performance of the CPA ® REITs relative to their performance criteria, the timing of purchases and sales of real estate, the timing of certain payments and the receipt of the annual installment of deferred acquisition revenue and interest thereon in the first quarter.
Although our cash flows may fluctuate from period to period, we believe that we will generate sufficient cash from operations and, if necessary, from the proceeds of non-recourse mortgage loans, unused capacity on our credit facility, unsecured indebtedness and the issuance of additional equity securities to meet our short-term and long-term liquidity needs. We assess our ability to access capital on an ongoing basis. There has been no material change in our financial condition since December 31, 2007. Our use of cash during the period is described below.
Operating Activities
During the three months ended March 31, 2008, we used our cash flows from operations along with existing cash resources and borrowings under our unsecured credit facility to fund distributions to shareholders and make purchases of common stock under our share repurchase program. Cash flows from operations were also impacted during the three months ended March 31, 2008 by the timing of payments to certain CPA® REITs and of a civil penalty in connection with our settlement of the SEC investigation totaling $29,979, and the receipt of the annual installment of deferred acquisition revenue.
During the three months ended March 31, 2008, we received revenue of $10,062 from providing asset-based management services on behalf of the CPA® REITs, exclusive of that portion of such revenue being satisfied by the CPA® REITs through the issuance of their restricted common stock rather than paying cash (see below). We also received revenue of $2,224 in connection with structuring investments on behalf of the CPA® REITs. In January 2008, we received $47,099 related to the annual installment of deferred acquisition revenue from CPA®:14, CPA ®:15 and CPA®:16 – Global, including interest. This included previously deferred structuring revenues of $28,259 from CPA®:16 – Global which met its performance criteria in June 2007.
W. P. Carey 3/31/2008 10-Q — 27

In 2007, we elected to receive all performance revenue from the CPA® REITs as well as the asset management revenue payable by CPA®:16 – Global in restricted shares rather than cash. For 2008, we have elected to continue to receive all performance revenue from the CPA® REITs in restricted shares rather than cash. However, for 2008 we have elected to receive the base asset management revenue from CPA®:16 – Global in cash (rather than in stock, as in the prior year), which benefited operating cash flows by $2,989 during the first quarter. We expect that the election to receive our performance revenue in restricted shares will continue to have a negative impact on cash flows during 2008, as this election is annual.
During the three months ended March 31, 2008, our real estate ownership provided cash flows (contractual lease revenues, net of property-level debt service) of approximately $14,200.
Investing Activities
Our investing activities are generally comprised of real estate transactions (purchases and sales) and capitalized property related costs. During the three months ended March 31, 2008, we used $2,648 to make capital improvements to existing properties. Cash inflows during this period included distributions from equity investments in real estate and CPA® REITs in excess of equity income of $1,826 and a refund of $3,189 of foreign taxes previously paid on the purchase of real estate.
Financing Activities
During the three months ended March 31, 2008, we paid distributions to shareholders of $29,581, inclusive of a special distribution of approximately $10,600 paid in January 2008 in connection with our corporate restructuring and made scheduled mortgage principal payments totaling $2,295. We also used $7,569 to repay a loan from certain affiliates. We incurred gross borrowings of $71,800 on our unsecured credit facility and obtained $10,137 of mortgage financing, which were used for several purposes in the normal course of business, including financing an acquisition of real estate in December 2007 and making payments in connection with our settlement of the SEC investigation. During the three months ended March 31, 2008, we made repayments on our unsecured and secured credit facilities of $55,700 and $63, respectively. Our unsecured credit facility has increased overall by $16,100 since December 31, 2007. During the three months ended March 31, 2008, we raised $10,910 from the issuance of shares, primarily as a result of purchases under our distribution reinvestment program. In connection with our share repurchase program, we repurchased shares totaling $5,134 through the date of the program’s termination.
Summary of Financing
The table below summarizes our mortgage notes payable and credit facilities as of March 31, 2008 and 2007, respectively.

	March 31,
	2008	2007
Balance
Fixed rate	$181,325	$200,695
Variable rate (a)	161,733	116,847

	$343,058	$317,542

Percent of total debt
Fixed rate	53%	63%
Variable rate (a)	47%	37%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	6.3%	6.5%
Variable rate (a)	4.4%	5.9%

(a)	Included in variable rate debt as of March 31, 2008 is (i) $78,800 outstanding under our unsecured credit facility, (ii) $45,911 in variable rate debt (inclusive of $35,518 outstanding under our secured credit facility) which has been effectively converted to fixed rates or capped through interest rate swap derivative instruments and (iii) $32,022 in mortgage obligations which are currently fixed rate but which have interest rate reset features which may change the interest rates to then prevailing market fixed rates (subject to specified caps) at certain points in their term. There are no interest rate resets scheduled during 2008.
W. P. Carey 3/31/2008 10-Q — 28

Cash Resources
At March 31, 2008, our cash resources consisted of the following:
-	Cash and cash equivalents totaling $17,625. Of this amount $5,728, at current exchange rates, was held in foreign bank accounts and we could be subject to significant costs should we decide to repatriate these amounts;

-	Unsecured credit facility with unused capacity of up to $171,200, which may also be used to loan funds to our affiliates. Our lender has issued letters of credit totaling $4,029 on our behalf in connection with certain contractual obligations; and

-	We can also borrow against our currently unleveraged properties which have a carrying value of $248,668.
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

	March 31, 2008		December 31, 2007
	Outstanding	Maximum	Outstanding	Maximum
	Balance	Available	Balance	Available
Unsecured credit facility	$78,800	$250,000	$62,700	$250,000
Secured credit facility	35,518	35,518	35,581	105,000

	$114,318	$285,518	$98,281	$355,000

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
The credit facility has an annual interest rate of either (i) LIBOR plus a spread which ranges from 75 to 120 basis points depending on our leverage or (ii) the greater of the lender’s prime rate and the Federal Funds Effective Rate plus 50 basis points. At March 31, 2008, the average interest rate on advances on the credit facility was 3.7%. In addition, we pay an annual fee ranging between 12.5 and 20 basis points of the unused portion of the credit facility, depending on our leverage ratio. Based on our leverage ratio at March 31, 2008, we pay interest at LIBOR plus 75 basis points and pay 12.5 basis points on the unused portion of the credit facility. The credit facility has financial covenants that among other things require us to maintain a minimum equity value and meet or exceed certain operating and coverage ratios. We are in compliance with these covenants as of March 31, 2008.
Secured credit facility
In December 2006, Carey Storage, a wholly owned subsidiary, entered into a credit facility for up to $105,000 with Morgan Stanley Mortgage Capital Inc. that provided for advances through March 8, 2008, after which no more additional borrowings are available under the credit facility. The credit facility expires in December 2008, however, we have three options to extend the maturity date of this facility for consecutive one year periods on substantially the same terms. We are currently exploring an extension or replacement of this facility. Extension of this facility is conditional on our meeting certain conditions required by the lender. We do not believe that any failure to extend or replace this facility would materially affect our operations. The credit facility is collateralized by any self-storage real estate assets acquired by Carey Storage with proceeds from the facility. Advances under this facility bear interest at the one-month LIBOR plus a spread of 225 basis points. In March 2008, we entered into an agreement, whereby the LIBOR component of interest payable on advances under this facility cannot exceed 4.75% through December 2008. Advances can be prepaid at any time. This facility has financial covenants requiring Carey Storage, among other things, to meet or exceed certain operating and coverage ratios. Carey Storage is in compliance with these covenants as of March 31, 2008.
Cash Requirements
During the next twelve months, cash requirements will include paying distributions to shareholders, repaying our secured credit facility (which had a balance of $35,518 at March 31, 2008) in December 2008, making scheduled mortgage principal payments, including a mortgage balloon payment of $5,000 due in December 2008, and making distributions to minority partners, as well as other normal recurring operating expenses. We may also seek to use our cash to invest in new properties and maintain cash balances sufficient to meet working capital needs. We may issue additional shares in connection with investments when it is consistent with the objectives of the seller. We have a scheduled balloon payment of $5,000 due in December 2008. This obligation provides for 2-one
W. P. Carey 3/31/2008 10-Q – 29

year renewal extensions. We currently expect to exercise the first one-year extension prior to the scheduled due date for this obligation.
We have budgeted capital expenditures of up to approximately $3,500 at various properties during the next twelve months. The capital expenditures will primarily be for tenant and property improvements in order to enhance a property’s cash flow or marketability for re-leasing or sale.
We expect to meet our capital requirements to fund future investments, any capital expenditures on existing properties and scheduled debt maturities on non-recourse mortgages through use of our cash reserves or unused amounts on our unsecured credit facility.
Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and contractual obligations as of March 31, 2008 and the effect that these obligations are expected to have on our liquidity and cash flow in future periods.

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Non-recourse debt — Principal	$264,258	$50,637	$56,018	$56,042	$101,561
Unsecured credit facility — Principal	78,800	—	—	78,800	—
Interest on borrowings (a)	75,566	17,539	26,426	15,160	16,441
Operating leases (b)	26,573	2,874	5,651	5,856	12,192
Property improvements (c)	3,500	3,500	—	—	—
Other commitments (d)	552	552	—	—	—

	$449,249	$75,102	$88,095	$155,858	$130,194

(a)	Interest on variable rate debt obligations was calculated using the variable interest rates and balances outstanding as of March 31, 2008.

(b)	Operating and other lease commitments consist primarily of the total minimum rents payable on the lease for our principal offices. We are reimbursed by affiliates for their share of the future minimum rents under an office cost-sharing agreement. These amounts are allocated among the entities based on gross revenues and are adjusted quarterly. The table above excludes the rental obligation under a ground lease of a venture in which we own a 46% interest. This obligation totals approximately $3,143 over the lease term.

(c)	Represents remaining commitments to fund certain property improvements.

(d)	Includes estimates for accrued interest and penalties related to uncertain tax positions and a commitment to contribute capital to an investment in India.
Amounts related to our foreign operations are based on the exchange rate of the Euro as of March 31, 2008.
We have employment contracts with certain senior executives. These contracts provide for severance payments in the event of termination under certain conditions including a change of control.
As of March 31, 2008, we have no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
W. P. Carey 3/31/2008 10-Q — 30

We have investments in unconsolidated joint ventures that own single-tenant properties net leased to corporations. All of the underlying investments are owned with affiliates. Summarized financial information for these ventures (for the entire venture, not our proportionate share) at March 31, 2008 is presented below:

	Ownership Interest	Total Third Party
Lessee	at March 31, 2008	Total Assets	Debt	Maturity Date
The Retail Distribution Group	40%	$11,702	$5,537	9/2009
Federal Express Corporation	40%	49,316	41,212	1/2011
Information Resources, Inc.	33%	49,040	22,766	1/2011
Childtime Childcare, Inc.	34%	10,334	6,666	1/2011
Carrefour France, S.A. (a)	46%	193,060	138,496	12/2014
Consolidated Systems, Inc.	60%	17,338	11,809	11/2016
Sicor, Inc.	50%	17,113	35,350	7/2017
Medica — France, S.A. (a)	46%	64,881	47,967	10/2017
Hologic, Inc.	36%	28,723	16,009	5/2023
Schuler A.G. (a)	33%	82,112	—	N/A

		$523,619	$325,812

(a)	Amounts shown are based on the exchange rate of the Euro as of March 31, 2008.
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
W. P. Carey 3/31/2008 10-Q — 31

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
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed rate basis. However, from time to time, we or our venture partners may obtain variable rate mortgage loans and may enter into interest rate swap agreements with lenders which effectively convert the variable rate debt service obligations of the loan to a fixed rate. These interest rate swaps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period. The notional amount on which the swaps are based is not exchanged.
Another way in which we attempt to limit our exposure to the impact of interest rate changes is through the use of interest rate caps. Interest rate caps limit the borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. Our secured credit facility has a variable interest rate consisting of the one-month LIBOR plus a spread of 225 basis points. In March 2008, we obtained an interest rate cap whereby the LIBOR component of our interest rate cannot exceed 4.75% through December 2008.
Our objective in using derivatives is to limit our exposure to interest rate movements. At March 31, 2008, the fair value of our interest rate swaps included in other assets was $29 (Note 9).
At March 31, 2008, a significant portion (approximately 78%) of our long-term debt either bears interest at fixed rates, is fixed through the use of interest rate swap instruments that convert variable rate debt service obligations to a fixed rate, or is currently at fixed rates but resets to the then prevailing market fixed rates at certain future points in their term. The fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed rate debt at March 31, 2008 ranged from 4.9% to 8.1%. The annual interest rates on our variable rate debt at March 31, 2008 ranged from 3.7% to 5.4%. Our debt obligations are more fully described within the Financial Condition section of Item 2 of this quarterly report. The following table presents principal cash flows based upon expected maturity dates of our debt obligations.

	2008	2009	2010	2011	2012	Thereafter	Total	Fair value
Fixed rate debt	$5,916	$34,794	$12,555	$25,712	$31,239	$71,109	$181,325	$183,225
Variable rate debt	$42,090	$2,154	$2,240	$81,194	$2,413	$31,642	$161,733	$162,009
A change in interest rates of 1% would increase or decrease the combined fair value of our fixed rate debt by an aggregate of $6,739. Annual interest expense on our variable rate debt that does not currently bear interest at fixed rates would increase or decrease by $1,193 for each 1% change in annual interest rates. As more fully described in Summary of Financing above, a significant portion of the debt classified as variable rate debt in the tables above currently bears interest at fixed rates but has interest rate reset features which may change the interest rates to variable rates at certain points in their term. Such debt is generally not subject to short-term fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We have foreign operations and transact business in Europe and as a result are subject to risk from the effects of exchange rate movements of the Euro, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the local currency. For the Euro, we are a net receiver of the foreign currency (we receive more cash than we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the Euro. Net realized foreign currency translation
W. P. Carey 3/31/2008 10-Q — 32

gains were $1,323 for the three months ended March 31, 2008. Net unrealized foreign currency translation gains were $1,488 for the three months ended March 31, 2008. Such gains are included in the consolidated financial statements and are primarily due to changes in the Euro on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
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
Our chief executive officer and acting chief financial officer have conducted a review of our disclosure controls and procedures as of March 31, 2008. Based upon this review, our chief executive officer and acting chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2008 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
W. P. Carey 3/31/2008 10-Q — 33

PART II
Item 1. — Legal Proceedings
As of March 31, 2008, we were not involved in any material litigation. We note the following:
SEC Investigation
In 2004, following a broker-dealer examination of Carey Financial, our wholly- owned broker-dealer subsidiary, the staff of the SEC commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 in connection with the public offerings of shares of CPA®:15 during 2002 and 2003. The matters investigated by the staff of the SEC principally included whether, in connection with a public offering of shares of CPA®:15, Carey Financial and its retail distributors sold certain securities without an effective registration statement; specifically, whether the delivery of the investor funds into escrow after completion of the first phase of the offering, completed in the fourth quarter of 2002, but before a registration statement with respect to the second phase of the offering became effective in the first quarter of 2003, constituted sales of securities in violation of Section 5 of the Securities Act of 1933.
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
In March 2008, we entered into a settlement with the SEC with respect to all matters relating to the above-described investigations. In connection with the settlement, the SEC filed a complaint in the United States District Court for the Southern District of New York alleging violations of certain provisions of the federal securities laws, and seeking to enjoin us from violating those laws in the future. In its complaint the SEC alleged violations of Section 5 of the Securities Act of 1933, in connection with the offering of shares of CPA®:15, and Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), 13(b)(2)(A) and 14(a) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 14a-9 thereunder, among others, in connection with the above-described payments to broker-dealers and related disclosures. With respect to Carey Financial, the complaint alleged violations of, and sought to enjoin Carey Financial from violating, Section 5 of the Securities Act of 1933. Without admitting or denying the allegations in the SEC’s complaint, we consented to the entry of the injunction, which was entered by the court in a Final Judgment in March 2008. Pursuant to the Final Judgment, we have also made payments of $19,979, including interest, to certain of our managed REITs and paid a $10,000 civil penalty.
In anticipation of this settlement, we took a charge of $29,979 in the fourth quarter of 2007, and recognized an offsetting $8,967 tax benefit in the same period.
The SEC’s complaint also alleged violations of certain provisions of the federal securities laws by our employees, John Park, who was formerly our Chief Financial Officer, and Claude Fernandez, who was formerly our Chief Accounting Officer. Messrs. Park and Fernandez have separately settled the charges against them.
Other
Maryland Securities Commission
The Maryland Securities Commission has sought information from Carey Financial and CPA®:15 relating to the matters described above. While it may commence proceedings against Carey Financial in connection with these inquiries, we do not currently expect that these inquiries and proceedings will have a material effect on us incremental to that caused by the SEC agreement described above.
Payson v. Park et al.
On April 24, 2008, a shareholder, Herbert Payson, filed a shareholder derivative complaint in New York state court against us, as nominal defendant, and certain members of the board of directors and several current and former executive officers alleging breach of their fiduciary duties resulting from the matters alleged in the SEC’s complaint described above. Plaintiff claims that the conduct alleged caused damages to us, including but not limited to the $29,979 paid by us in connection with our settlement with the SEC and costs incurred in connection with the investigation by the SEC. We and the individual defendants intend to defend ourselves vigorously against the action.
W. P. Carey 3/31/2008 10-Q — 34

Los Angeles Unified School District
In October 2006, a revised complaint was filed in the Los Angeles Superior Court in an action that had named a wholly-owned indirect subsidiary, and other unrelated parties, in a state court action by a private plaintiff alleging various claims under the California False Claims Act that focus on alleged conduct by the Los Angeles Unified School District in connection with its direct application and invoicing for school development and construction funding for a new high school, for which our subsidiary acted as the development manager. We and another of our subsidiaries were named for the first time in the revised complaint, by virtue of an alleged relationship to the subsidiary that was a party to the development agreement, but were not served. In February 2007, the judge dismissed the action against our wholly-owned indirect subsidiary, as well as other defendants, following various substantive and procedural motions. The Plaintiff filed an appeal, the appeal was argued on May 6, 2008, and a decision on the appeal is expected within the next 90 days. The Plaintiff may still seek to serve us and our other subsidiary in this action. Although no assurance can be given that the dismissal will be sustained, or that the claims alleged by plaintiff against us and our subsidiaries, if proven, would not have a material effect on us, we believe, based on the information currently available to us, that we and our subsidiaries have meritorious defenses to such claims.
Item 2. — Unregistered Sales Of Equity Securities And Use Of Proceeds
Issuer Purchases of Equity Securities

				Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2008 Period	shares purchased (a)	paid per share	plans or programs (a)	plans or programs (a)
January	70,975	$30.86	70,975	$12,285
February	12,800	31.95	12,800	11,876
March	82,200	30.76	82,200	—

Total	165,975

(a)	In June 2007, our Board of Directors approved a $20,000 share repurchase program. In September 2007, our board approved the repurchase of up to an additional $20,000 of our stock under this share repurchase program. Under this program, we were able to repurchase up to $40,000 of our common stock in the open market through March 31, 2008 as conditions warranted. During the term of this program, which we terminated on March 12, 2008, we repurchased shares totaling $30,652.
Item 6. — Exhibits

Exhibit No.	Description	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Chief Executive Officer and Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
W. P. Carey 3/31/2008 10-Q — 35

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey & Co. LLC
Date 5/9/2008	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and acting Chief Financial Officer (acting Principal Financial Officer)

Date 5/9/2008	By:	/s/ Thomas J. Ridings
Thomas J. Ridings
Executive Director and Chief Accounting Officer (Principal Accounting Officer)

W. P. Carey 3/31/2008 10-Q — 36