Form 10-Q
period 2008-06-30
CAREY W P & CO LLC
filed 2008-08-08
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Registrant has 39,678,504 Listed Shares, no par value, outstanding at August 1, 2008.

*	The summarized consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of such financial statements have been included.
Forward Looking Statements
This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements within the meaning of the federal securities laws. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this report as well as in our other filings with the SEC, including but not limited to those described in Item 1A — Risk Factors in our Form 10-K for the year ended December 31, 2007. We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the management’s discussion and analysis section in our Form 10-K for the year ended December 31, 2007. There has been no significant change in our critical accounting estimates.
As used in this quarterly report on Form 10-Q, the terms “we,” “us” and “our” include W. P. Carey & Co. LLC, its consolidated subsidiaries and predecessors, unless otherwise indicated.
W. P. Carey 6/30/2008 10-Q — 1

W. P. CAREY & CO. LLC
PART I
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2008	December 31, 2007
		(NOTE)
Assets
Real estate, net	$510,714	$513,405
Net investment in direct financing leases	88,637	89,463
Equity investments in real estate and CPA® REITs	266,807	242,677
Operating real estate, net	75,635	73,189
Cash and cash equivalents	14,419	12,137
Due from affiliates	48,126	88,329
Intangible assets and goodwill, net	96,172	99,873
Other assets, net	30,556	34,211

Total assets	$1,131,066	$1,153,284

Liabilities and Members’ Equity
Liabilities:
Non-recourse debt	$261,688	$254,051
Line of credit	81,000	62,700
Accounts payable, accrued expenses and other liabilities	39,577	59,076
Income taxes, net	61,833	65,152
Distributions payable	19,264	29,222
Settlement provision (Note 8)	—	29,979

Total liabilities	463,362	500,180

Minority interest in consolidated entities	19,260	18,833

Commitments and contingencies (Note 7)
Members’ equity:
Listed shares, no par value, 100,000,000 shares authorized; 39,656,675 and 39,216,493 shares issued and outstanding, respectively	760,723	748,584
Distributions in excess of accumulated earnings	(118,812)	(117,051)
Accumulated other comprehensive income	6,533	2,738

Total members’ equity	648,444	634,271

Total liabilities and members’ equity	$1,131,066	$1,153,284

The accompanying notes are an integral part of these consolidated financial statements.
Note: The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date.
W. P. Carey 6/30/2008 10-Q — 2

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues
Asset management revenue	$20,039	$30,204	$40,165	$45,238
Structuring revenue	3,169	53,448	6,585	58,031
Wholesaling revenue	1,488	—	2,628	—
Reimbursed costs from affiliates	11,080	3,244	21,446	6,719
Lease revenues	19,422	19,031	38,624	37,618
Other real estate income	3,305	3,113	6,427	6,115

	58,503	109,040	115,875	153,721

Operating Expenses
General and administrative	(15,816)	(23,133)	(31,229)	(35,301)
Reimbursable costs	(11,080)	(3,244)	(21,446)	(6,719)
Depreciation and amortization	(6,279)	(6,737)	(12,370)	(13,472)
Property expenses	(1,362)	(1,669)	(3,740)	(2,787)
Other real estate expenses	(2,146)	(1,301)	(4,215)	(3,825)

	(36,683)	(36,084)	(73,000)	(62,104)

Other Income and Expenses
Other interest income	679	3,644	1,440	4,242
Income from equity investments in real estate and CPA® REITs	3,934	1,929	8,645	4,367
Minority interest in income	(304)	(3,129)	(393)	(3,406)
Gain on sale of securities, foreign currency transactions and other, net	1,848	169	4,659	355
Interest expense	(4,532)	(5,389)	(9,575)	(10,002)

	1,625	(2,776)	4,776	(4,444)

Income from continuing operations before income taxes	23,445	70,180	47,651	87,173
Provision for income taxes	(7,422)	(31,038)	(14,566)	(37,417)

Income from continuing operations	16,023	39,142	33,085	49,756

Discontinued Operations
Income from operations of discontinued properties	3,825	1,926	3,864	2,112
Gain on sale of real estate, net	—	962	—	962

Income from discontinued operations	3,825	2,888	3,864	3,074

Net Income	$19,848	$42,030	$36,949	$52,830

Basic Earnings Per Share
Income from continuing operations	$0.41	$1.02	$0.85	$1.31
Income from discontinued operations	0.10	0.08	0.10	0.08

Net income	$0.51	$1.10	$0.95	$1.39

Diluted Earnings Per Share
Income from continuing operations	$0.40	$1.03	$0.83	$1.29
Income from discontinued operations	0.10	0.07	0.10	0.08

Net income	$0.50	$1.10	$0.93	$1.37

Weighted Average Shares Outstanding
Basic	39,204,221	38,308,202	39,039,617	38,120,532

Diluted	40,256,658	40,004,379	40,271,185	39,894,412

Distributions Declared Per Share	$0.487	$0.467	$0.969	$0.929

The accompanying notes are an integral part of these consolidated financial statements.
W. P. Carey 6/30/2008 10-Q — 3

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net Income	$19,848	$42,030	$36,949	$52,830
Other Comprehensive Income
Change in unrealized appreciation on marketable securities	(27)	(10)	(39)	8
Unrealized gain on derivative instrument	470	—	499	—
Foreign currency translation adjustment	23	134	3,336	517

	466	124	3,796	525

Comprehensive Income	$20,314	$42,154	$40,745	$53,355

The accompanying notes are an integral part of these consolidated financial statements.
W. P. Carey 6/30/2008 10-Q — 4

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended June 30,
	2008	2007
Cash Flows — Operating Activities
Net income	$36,949	$52,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including intangible assets and deferred financing costs	13,506	14,509
Income from equity investments in real estate and CPA® REITs in excess of distributions received	(1,924)	(1,628)
Gain on sale of real estate, net	—	(962)
Minority interest in income	393	3,472
Straight-line rent adjustments	1,252	1,421
Management income received in shares of affiliates	(20,053)	(31,728)
Unrealized gain on foreign currency transactions, warrants and securities	(1,203)	(313)
Realized gain on foreign currency transactions	(1,565)	(42)
Stock-based compensation expense	3,922	2,328
(Increase) decrease in deferred acquisition revenue received	(3,538)	16,164
Decrease (increase) in structuring revenue receivable	46,695	(44,956)
(Decrease) increase in income taxes, net	(3,963)	2,802
Decrease in settlement provision	(29,979)	—
Net changes in other operating assets and liabilities	(13,273)	(2,249)

Net cash provided by operating activities	27,219	11,648

Cash Flows — Investing Activities
Distributions received from equity investments in real estate and CPA® REITs in excess of equity income	3,425	21,716
Capital contributions to equity investments	(837)	—
Purchases of real estate and equity investments in real estate	(184)	(40,381)
Capital expenditures	(6,455)	(7,361)
VAT refunded on purchase of real estate	3,189	—
Proceeds from sales of real estate	—	6,014
Funds placed in escrow in connection with the sale of property	—	(3,340)
Funds released from escrow in connection with the sale of property	636	—
Payment of deferred acquisition revenue to affiliate	(120)	(524)

Net cash used in investing activities	(346)	(23,876)

Cash Flows — Financing Activities
Distributions paid	(48,668)	(35,202)
Contributions from minority interests	1,320	688
Distributions to minority interests	(1,329)	(942)
Scheduled payments of mortgage principal	(4,698)	(7,719)
Proceeds from mortgages and credit facilities	101,937	118,617
Prepayments of mortgage principal and credit facilities	(73,729)	(68,257)
Repayment of loan from affiliates	(7,569)	—
Payment of financing costs	(370)	(1,303)
Proceeds from issuance of shares	12,743	3,917
Excess tax benefits associated with stock-based compensation awards	608	1,335
Repurchase and retirement of shares	(5,134)	(2,038)

Net cash (used in) provided by financing activities	(24,889)	9,096

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	298	74

Net increase (decrease) in cash and cash equivalents	2,282	(3,058)
Cash and cash equivalents, beginning of period	12,137	22,108

Cash and cash equivalents, end of period	$14,419	$19,050

The accompanying notes are an integral part of these consolidated financial statements.
W. P. Carey 6/30/2008 10-Q — 5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Note 1. Business
We provide long-term sale-leaseback and build-to-suit transactions for companies worldwide and manage a global investment portfolio. We invest primarily in commercial properties that are each triple-net leased to single corporate tenants, domestically and internationally, and earn revenue as the advisor to publicly owned, non-traded real estate investment trusts (“CPA® REITs”) sponsored by us that invest in similar properties. We are currently the advisor to the following CPA® REITs: Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 15 Incorporated (“CPA®:15”), Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global”) and Corporate Property Associates 17 – Global Incorporated (“CPA®:17”). As of June 30, 2008, we own and manage over 850 commercial properties domestically and internationally, including our own portfolio. Our owned portfolio is comprised of our full or partial ownership interest in 189 commercial properties, substantially all of which are net leased to 97 tenants, with a total of approximately 18 million square feet (on a pro rata basis) and an occupancy rate of approximately 95%.
Primary Business Segments
Investment Management — We provide services to the CPA® REITs in connection with structuring and negotiating investment and debt placement transactions (structuring revenue) and provide on-going management of their portfolios (asset-based management and performance revenue). Asset-based management and performance revenue for the CPA® REITs are determined based on real estate related assets under management. As funds available to the CPA® REITs are invested, the asset base from which we earn revenue increases. In addition, we also receive a percentage of distributions of available cash from CPA®:17’s operating partnership. We may also earn incentive and disposition revenue and receive other compensation in connection with providing liquidity alternatives to CPA® REIT shareholders.
Real Estate Ownership — We own and invest in commercial properties globally that are then leased to companies, primarily on a triple-net leased basis. We may also invest in other properties on an opportunistic basis.
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
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a variable interest entity (“VIE”) and if we are deemed to be the primary beneficiary, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs that we control. Entities that we account for under the equity method (i.e. at cost, increased or decreased by our share of earnings or losses, less distributions) include (i) entities that are VIEs and of which we are not deemed to be the primary beneficiary and (ii) entities that are non-VIEs that we do not control but over which we have the ability to exercise significant influence. We will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.
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
W. P. Carey 6/30/2008 10-Q — 6

Notes to Consolidated Financial Statements
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
In February 2007, we formed Corporate Property Associates 17 – Global Incorporated (“CPA®:17”), an affiliated REIT. In November 2007, the SEC declared effective CPA®:17’s registration statement to raise up to $2,000,000 of its common stock in an initial public offering, plus up to an additional $475,000 of its common stock under its distribution reinvestment and stock purchase plan. In December 2007, we commenced fundraising for CPA®:17; however, no shares were issued until January 2008. Therefore, as of and during the period ended December 31, 2007, the financial results of CPA®:17 were included in our consolidated financial statements, as we owned all of CPA®:17’s outstanding common stock. Beginning in 2008, we have accounted for our interest in CPA®:17 under the equity method of accounting.
In March 2008, we formed Carey Watermark Investors Incorporated (“Carey Watermark”). We filed a registration statement on Form S-11 with the SEC during March 2008 to raise up to $1,000,000 of common stock of Carey Watermark in an initial public offering, plus up to an additional $237,500 of its common stock under a distribution reinvestment and stock purchase plan, and currently expect that we may commence fundraising in 2009. As of and during the three and six months ended June 30, 2008, the financial statements of Carey Watermark, which had no operations during these periods, were included in our consolidated financial statements, as we owned all of Carey Watermark’s outstanding common stock.
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
Adoption of New Accounting Pronouncements
SFAS 157
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. We adopted SFAS 157 as required on January 1, 2008, with the exception of nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is our 2009 fiscal year. The initial application of SFAS 157 did not have a material effect on our financial position and results of operations and we are currently evaluating the impact, if any, that the remaining application of SFAS 157 will have on our financial position and results of operations.
SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table sets forth our financial assets that were accounted for at fair value on a recurring basis as of June 30, 2008:

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable equity securities	$1,702	$49	$—	$1,652
Derivative assets	503	—	503	—

	$2,205	$49	$503	$1,652

W. P. Carey 6/30/2008 10-Q — 7

Notes to Consolidated Financial Statements

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3 only)
	Marketable			Marketable
	Equity	Derivative	Total	Equity	Derivative	Total
	Securities	Assets	Assets	Securities	Assets	Assets
	Three months ended June 30, 2008			Six months ended June 30, 2008
Beginning balance	$1,661	$204	$1,865	$1,494	$204	$1,698
Total gains or losses (realized/unrealized):
Included in earnings	(1)	(204)	(205)	(2)	(204)	(206)
Included in other comprehensive income	(8)	—	(8)	(20)	—	(20)
Purchases, issuances and settlements	—	—	—	180	—	180

Ending balance	$1,652	$—	$1,652	$1,652	$—	$1,652

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$(204)	$(204)	$—	$(204)	$(204)

Gains and losses (realized and unrealized) included in earnings are reported in gain on sale of securities, foreign currency transactions and other, net in the statement of income.
SFAS 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure at fair value, on an instrument-by-instrument basis, certain financial assets, financial liabilities and firm commitments that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. We adopted SFAS 159 as required on January 1, 2008 and the initial application did not have a material effect on our financial position and results of operations as we did not elect to measure financial assets and liabilities at fair value.
Recent Accounting Pronouncements
SFAS 141R
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how an acquirer shall recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and goodwill acquired in a business combination. Additionally, SFAS 141R requires that an acquiring entity must immediately expense all acquisition costs and fees associated with an acquisition. SFAS 141R is effective for our 2009 fiscal year. We expect the adoption of SFAS 141R to have an impact on our results of operations to the extent we enter into new acquisitions in 2009 and beyond as acquisition costs and fees, which are currently capitalized and allocated to the cost basis of acquisitions, will instead be expensed immediately as incurred, while post acquisition, there will be a subsequent positive impact on net income through a reduction in depreciation expense over the estimated life of the properties.
SFAS 160
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”), which establishes and expands accounting and reporting standards for minority interests in a subsidiary, which will be recharacterized as noncontrolling interests, and the deconsolidation of a subsidiary. SFAS 160 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of SFAS 160 will have on our financial position and results of operations.
SFAS 161
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS 161 is effective for our 2009 fiscal year.
W. P. Carey 6/30/2008 10-Q — 8

Notes to Consolidated Financial Statements
FSP 142-3
In April 2008, the FASB issued Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. GAAP. The guidance for determining the useful life of a recognized intangible asset in this FSP shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in this FSP shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of this FSP will have on our financial position and results of operations.
Note 3. Transactions with Related Parties
Advisory Services
Directly and through wholly-owned subsidiaries, we earn revenue as the advisor to the CPA® REITs. Under the advisory agreements with the CPA® REITs, we perform various services, including but not limited to the day-to-day management of the CPA® REITs and transaction-related services. We earn asset management revenue generally totaling 1% per annum of average invested assets, as calculated pursuant to the advisory agreements for each CPA® REIT, of which 1/2 of 1% (“performance revenue”) is contingent upon specific performance criteria for each CPA® REIT. For CPA®:17, we earn asset management revenue ranging from 0.5% of average market value, for long-term net leases and certain other types of real estate investments, to 1.75% of average equity value, for certain types of securities. For CPA®:17, we will also receive up to 10% of distributions of available cash of its operating partnership. No amounts have been allocated under this provision for the three and six months ended June 30, 2008 as CPA®:17 is currently in its fundraising phase. Total asset-based revenue earned was $20,039 and $30,204, for the three months ended June 30, 2008 and 2007, respectively and $40,165 and $45,238 for the six months ended June 30, 2008 and 2007, respectively. Asset-based revenue for the three and six months ended June 30, 2007 includes performance revenue recognized from CPA®:16 – Global on achievement of its performance criterion in June 2007.
The advisory agreements allow us to elect to receive restricted stock for any revenue due from each CPA® REIT. In 2008, for CPA®:14, CPA®:15 and CPA®:16 – Global , we elected to receive all asset management revenue in cash and all performance revenue in restricted shares rather than cash, while for CPA®:17, we elected to receive asset management revenue in restricted shares rather than cash. We do not earn performance revenue from CPA®:17. In 2007, we elected to receive all asset management revenue in cash, with the exception of CPA®:16 – Global’s base asset management revenue, for which we elected to receive restricted shares, and all performance revenue in restricted shares of the respective CPA® REITs rather than cash.
In connection with structuring and negotiating investments and related mortgage financing for the CPA® REITs, the advisory agreements provide for structuring revenue based on the cost of investments. Under each of the advisory agreements, we may receive acquisition revenue of up to an average of 4.5% of the total cost of all investments made by each CPA® REIT. A portion of this revenue (generally 2.5%) is paid when the transaction is completed while the remainder (generally 2%) is payable in equal annual installments ranging from three to eight years, subject to the relevant CPA® REIT meeting its performance criterion. Unpaid installments bear interest at annual rates ranging from 5% to 7%. For certain types of non-long term net lease investments acquired on behalf of CPA®:17, initial acquisition revenue may range from 0% to 1.75% of the equity invested plus the related acquisition revenue, with no deferred acquisition revenue being earned. We may be entitled, subject to CPA® REIT board approval, to loan refinancing revenue of up to 1% of the principal amount refinanced in connection with structuring and negotiating investments. This loan refinancing revenue, together with the acquisition revenue, is referred to as structuring revenue. We earned structuring revenue of $3,169 and $53,448 for the three months ended June 30, 2008 and 2007, respectively, and $6,585 and $58,031 for the six months ended June 30, 2008 and 2007, respectively. Structuring revenue for the three and six months ended June 30, 2007 includes structuring revenue recognized from CPA®:16 – Global on achievement of its performance criterion in June 2007. In addition, we may also earn revenue related to the disposition of properties, subject to subordination provisions, and will only recognize such revenue as such provisions are achieved.
We are also reimbursed by the CPA® REITs for certain costs, primarily broker/dealer commissions paid on behalf of the CPA® REITs and marketing and personnel costs. For the three months ended June 30, 2008 and 2007, reimbursed costs totaled $11,080 and $3,244, respectively. For the six months ended June 30, 2008 and 2007, reimbursed costs totaled $21,446 and $6,719, respectively.
Pursuant to a sales agency agreement between our wholly-owned broker-dealer subsidiary and CPA®:17, we earn a selling commission of up to $0.65 per share sold, selected dealer revenue of up to $0.20 per share sold and wholesaling revenue of up to $0.15 per share sold. We will re-allow all selling commissions to selected dealers participating in CPA®:17’s offering and
W. P. Carey 6/30/2008 10-Q — 9

Notes to Consolidated Financial Statements
will re-allow up to the full selected dealer revenue to selected dealers. We will use any retained portion of the selected dealer revenue together with the wholesaling revenue to cover other underwriting costs incurred in connection with CPA®:17’s offering. Total underwriting compensation earned in connection with CPA®:17’s offering, including selling commissions, selected dealer revenue, wholesaling revenue and reimbursements made by us to selected dealers, cannot exceed the limitations prescribed by the Financial Industry Regulatory Authority (“FINRA”). The limit on underwriting compensation is currently 10% of gross offering proceeds. We may also be reimbursed up to an additional 0.5% of the gross offering proceeds for bona fide due diligence expenses.
Other Transactions
We own interests in entities which range from 5% to 95%, with the remaining interests generally held by affiliates, and own common stock in each of the CPA® REITs.
We are the general partner in a limited partnership (which we consolidate for financial statement purposes) that leases our home office space and participates in an agreement with certain affiliates, including the CPA® REITs, for the purpose of leasing office space used for the administration of our operations and the operations of our affiliates and for sharing the associated costs. During the three months ended June 30, 2008 and 2007, we recorded income from minority interest partners of $557 and $624, respectively, related to reimbursements from these affiliates. During the six months ended June 30, 2008 and 2007, we recorded income from minority interest partners of $1,126 and $872, respectively. The average estimated minimum lease payments on the office lease, inclusive of minority interest, as of June 30, 2008 approximates $2,890 annually through 2016.
Included in Accounts payable, accrued expenses and other liabilities in the consolidated balance sheets at June 30, 2008 and December 31, 2007 are amounts due to affiliates totaling $945 and $10,344, respectively.
One of our directors is the sole shareholder of Livho, Inc. (“Livho”). We consolidate the accounts of Livho in our consolidated financial statements in accordance with FIN 46R as it is a VIE of which we are the primary beneficiary.
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
In December 2007, we received a loan totaling $7,569 from two affiliated ventures in which we have interests that are accounted for under the equity method of accounting. The loan was used to fund the acquisition of tenancy-in-common interests in Europe and was repaid in March 2008. During the six months ended June 30, 2008 we incurred interest expense of $133 in connection with this loan.
Note 4. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows:

	June 30, 2008	December 31, 2007
Land	$109,845	$110,141
Buildings	497,723	491,968
Less: Accumulated depreciation	(96,854)	(88,704)

	$510,714	$513,405

W. P. Carey 6/30/2008 10-Q — 10

Notes to Consolidated Financial Statements
Operating real estate, which consists primarily of our self-storage investments and Livho subsidiary, at cost, is summarized as follows:

	June 30, 2008	December 31, 2007
Land	$15,408	$15,408
Buildings (a)	69,222	65,950
Less: Accumulated depreciation	(8,995)	(8,169)

	$75,635	$73,189

(a)	In April 2008, we completed renovations to the hotel facility at our Livho subsidiary.
In connection with our acquisition of properties, we have recorded net lease intangibles of $36,331. These intangibles are being amortized over periods ranging from 2 to 30 years. Amortization of below-market and above-market rent intangibles are recorded as an adjustment to revenue. Net amortization of intangibles was $1,824 and $2,620 for the three months ended June 30, 2008 and 2007, respectively, and $3,647 and $5,076 for the six months ended June 30, 2008 and 2007, respectively.
Note 5. Equity Investments in Real Estate and CPA® REITs
Our equity investments in real estate, which are accounted for under the equity method, are summarized below for our CPA® REITs and interests in joint venture properties.
CPA® REITs
We own interests in the CPA® REITs with which we have advisory agreements. Our interests in the CPA® REITs are accounted for under the equity method due to our ability to exercise significant influence as the advisor to the CPA® REITs. The CPA® REITs are publicly registered and file periodic reports with the SEC. We have elected, in certain cases, to receive restricted stock in the CPA® REITs rather than cash in connection with earning asset management and performance revenue (Note 3).
Information about our investments in the CPA® REITs is as follows:

	% of Outstanding Shares		Carrying Amount of Investment
Fund	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
CPA®:14	7.1%	6.6%	$73,242	$67,049
CPA®:15	5.1%	4.5%	69,179	61,976
CPA®:16 – Global	3.3%	2.9%	41,911	36,677
CPA®:17 (a)	0.1%	100.0%	195	—

			$184,527	$165,702

(a)	Closings in connection with CPA®:17’s initial public offering commenced in January 2008.
Combined summarized financial information of the CPA® REITs (for the entire entities, not our proportionate share) is presented below:

	June 30, 2008	December 31, 2007
Assets	$8,633,446	$8,296,685
Liabilities	(4,818,588)	(4,701,869)

Owner’s equity	$3,814,858	$3,594,816

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues	$182,540	$152,933	$377,758	$288,570
Expenses	(148,824)	(119,579)	(290,444)	(221,596)

Net income	$33,716	$33,354	$87,314	$66,974

Our share of income from equity investments in CPA® REITs	$1,738	$491	$4,559	$1,968

W. P. Carey 6/30/2008 10-Q — 11

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
Our ownership interests in our equity investments in real estate and their respective carrying values are presented below:

	Ownership Interest	Carrying Value
Lessee	at June 30, 2008	June 30, 2008	December 31, 2007
Schuler A.G. (a)	33%	$29,472	$26,576
Carrefour France, S.A. (a)	46%	28,340	25,186
Medica — France, S.A. (a)	46%	11,068	10,461
Hologic, Inc.	36%	4,420	4,439
Consolidated Systems, Inc.	60%	3,437	3,497
Federal Express Corporation	40%	3,038	3,595
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	5%	2,717	2,641
Childtime Childcare, Inc.	34%	1,728	1,711
Information Resources, Inc.	33%	1,557	1,542
The Retail Distribution Group	40%	452	682
Sicor, Inc. (b)	50%	(3,949)	(3,355)

		$82,280	$76,975

(a)	Dollar amounts shown are based on the exchange rate of the Euro as of June 30, 2008 and December 31, 2007, respectively.

(b)	In June 2007, this venture completed the refinancing of an existing $2,483 non-recourse mortgage with new non-recourse financing of $35,350 based on the appraised value of the underlying real estate of the venture and distributed the proceeds to the venture partners.
Combined summarized financial information of our equity investments in real estate (for the entire entities, not our proportionate share) is presented below:

	June 30, 2008	December 31, 2007
Assets	$920,742	$872,056
Liabilities	(671,831)	(643,154)

Owner’s equity	$248,911	$228,902

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues	$22,830	$18,489	$44,802	$30,157
Expenses	(17,034)	(12,760)	(34,015)	(21,366)

Net income	$5,796	$5,729	$10,787	$8,791

Our share of net income from equity investments in real estate	$2,196	$1,438	$4,086	$2,399

Note 6. Discontinued Operations
Tenants from time to time may vacate space due to lease buy-outs, elections not to renew, company insolvencies or lease rejections in the bankruptcy process. In such cases, we assess whether the highest value is obtained from re-leasing or selling the property. In addition, in certain cases, we may elect to sell a property that is occupied if it is considered advantageous to do so. When it is determined that the relevant criteria have been met in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the asset is reclassified as an asset held for sale.
Subsequent to the sale of a domestic property in 2004, which was reflected in discontinued operations, we entered into litigation with the former tenant. In June 2008, we received $3,825 from the former tenant in connection with the resolution of the lawsuit.
W. P. Carey 6/30/2008 10-Q — 12

Notes to Consolidated Financial Statements
During the six months ended June 30, 2007, we sold two domestic properties for $6,014, net of selling costs and, in addition, received lease termination proceeds of $1,905. We recognized a combined net gain on sale of $962, exclusive of impairment charges recognized in prior periods. Impairment charges totaling $2,507 were recognized in prior periods to write down the value of one of these properties to its estimated net sales proceeds.
In accordance with SFAS 144, the results of operations for properties held for sale or disposed of are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues	$3,825	$3,090	$3,877	$4,496
Expenses	—	(1,164)	(13)	(2,384)
Gain on sale of real estate, net	—	962	—	962

Income from discontinued operations	$3,825	$2,888	$3,864	$3,074

Note 7. Commitments and Contingencies
As of June 30, 2008, we were not involved in any material litigation. We note the following:
Maryland Securities Commission
The Maryland Securities Commission has sought information from Carey Financial and CPA®:15 relating to the SEC investigation described in Note 8. While it may commence proceedings against Carey Financial in connection with these inquiries, we do not currently expect that these inquiries and proceedings will have a material effect on us incremental to that caused by the SEC agreement described in Note 8.
Payson v. Park et al.
On April 24, 2008, a shareholder, Herbert Payson, filed a shareholder derivative complaint in New York state court against us, as nominal defendant, and certain members of the board of directors and several current and former executive officers alleging breach of their fiduciary duties resulting from the matters alleged in the SEC investigation described in Note 8. Plaintiff claims that the conduct alleged caused damages to us, including but not limited to the $29,979 paid by us in connection with our settlement with the SEC and costs incurred in connection with the investigation by the SEC. On June 20, 2008, all defendants filed a motion to dismiss the complaint on the grounds that the shareholder had failed to make a pre-suit demand on the board of directors and should not be excused from doing so. We and the individual defendants intend to defend ourselves vigorously against the action.
Los Angeles Unified School District
In October 2006, a revised complaint was filed in the Los Angeles Superior Court in an action that had named a wholly-owned indirect subsidiary, and other unrelated parties, in a state court action by a private plaintiff alleging various claims under the California False Claims Act that focus on alleged conduct by the Los Angeles Unified School District in connection with its direct application and invoicing for school development and construction funding for a new high school, for which our subsidiary acted as the development manager. We and another of our subsidiaries were named for the first time in the revised complaint, by virtue of an alleged relationship to the subsidiary that was a party to the development agreement, but were not served. In February 2007, the judge dismissed the action against our wholly-owned indirect subsidiary, as well as other defendants, following various substantive and procedural motions. The Plaintiff filed an appeal, and the appeal was argued on May 6, 2008. The Plaintiff may still seek to serve us and our other subsidiary in this action. Although no assurance can be given that the dismissal will be sustained, or that the claims alleged by plaintiff against us and our subsidiaries, if proven, would not have a material effect on us, we believe, based on the information currently available to us, that we and our subsidiaries have meritorious defenses to such claims.
Other
We have provided indemnification in connection with divestitures of certain of our properties. These indemnities address a variety of matters including environmental liabilities. Our maximum obligations under such indemnification cannot be reasonably estimated. We are not aware of any claims or other information that would give rise to material payments under such indemnifications.
Note 8. Settlement of SEC Investigation
In March 2008, we entered into a settlement with the SEC with respect to all matters relating to a previously disclosed investigation. In connection with the settlement, we made payments of $19,979, including interest, to certain of our managed REITs and paid a
W. P. Carey 6/30/2008 10-Q — 13

Notes to Consolidated Financial Statements
$10,000 civil penalty. In anticipation of this settlement, we took a charge of $29,979 in the fourth quarter of 2007, and recognized an offsetting $8,967 tax benefit in the same period. As a result, the settlement is reflected as “Decrease in settlement provision” in our Consolidated Statement of Cash Flows for the six months ended June 30, 2008.
For additional information about the SEC investigation and the settlement please refer to our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC.
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
Interest Rate Swaps
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate mortgage loans and may enter into interest rate swap agreements with counterparties, which effectively convert the variable rate debt service obligations of the loan to a fixed rate. Our objective in using derivatives is to limit our exposure to interest rate movements. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period. The notional amount on which the swaps are based is not exchanged.
In connection with an investment in Poland, we obtained $10,137 in variable rate mortgage financing (based upon the exchange rate on the date of acquisition), and entered into an interest rate swap agreement with a notional amount that matches the scheduled debt principal amounts to the outstanding balance over the related term ending March 2018. The interest rate swap agreement was effective commencing March 2008.
Interest Rate Caps
Another way in which we attempt to limit our exposure to the impact of interest rate changes is through the use of interest rate caps. Interest rate caps limit the borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. Our secured credit facility has a variable interest rate consisting of the one-month LIBOR plus a spread of 225 basis points. In March 2008, we obtained an interest rate cap whereby the LIBOR component of the interest rate under the secured credit facility cannot exceed 4.75% through December 2008. We are not accounting for this instrument as a hedge, and as such, any change in value is reflected in the consolidated statement of income.
Fair Value of Interest Related Derivative
Interest rate swaps and caps may be designated as cash flow hedges, with changes in fair value included as a component of other comprehensive income in members’ equity, or as fair value hedges, with changes in fair value reflected in earnings. Our interest rate swap and cap derivative financial instruments are summarized as follows at June 30, 2008:

		Notional	Effective	Expiration	Fair
	Type	Amount	Interest Rate	Date	Value (b)
3-Month Euribor (a)	“Pay-fixed” swap	$10,393	4.2%	3/2018	$499
3-Month LIBOR	Interest rate cap	35,581	5.4%	12/2008	—

					$499

(a)	Amounts are based upon the Euro exchange rate at June 30, 2008.

(b)	Amounts are included in other assets.
W. P. Carey 6/30/2008 10-Q — 14

Notes to Consolidated Financial Statements
Changes in the fair value of interest rate swaps included in other comprehensive income in members’ equity reflected an unrealized gain of $470 and $499 for the three and six months ended June 30, 2008, respectively. There were no changes in the fair value of interest rate caps included in gain on sale of securities, foreign currency transactions and other, net, for the three and six months ended June 30, 2008, respectively. We did not have any interest rate swaps or caps during the three and six months ended June 30, 2007.
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
The majority of our directly owned real estate properties and related loans are located in the United States, with Texas (15%) and California (12%) representing the only significant geographic concentration (10% or more of current annualized lease revenue). As of June 30, 2008, no individual tenant accounted for more than 10% of current annualized lease revenue. As of June 30, 2008, our directly owned real estate properties contain significant concentrations in the following asset types: industrial (39%), office (36%) and warehouse/distribution (13%); and in the following tenant industries: telecommunications (15%) and business and commercial services (14%).
Note 10. Members’ Equity and Stock Based and Other Compensation
Stock Based and Other Compensation
The total compensation expense (net of forfeitures) for our stock-based compensation plans was $1,816 and $1,405 for the three months ended June 30, 2008 and 2007, respectively, and $3,922 and $2,328 for the six months ended June 30, 2008 and 2007, respectively. The tax benefit recognized by us related to stock-based compensation plans totaled $814 and $630 in the three months ended June 30, 2008 and 2007, respectively, and $1,749 and $1,041 for the six months ended June 30, 2008 and 2007, respectively.
We have several stock-based compensation plans or arrangements, including the 1997 Share Incentive Plan, Non-Employee Directors’ Plan, Employee Share Purchase Plan, Carey Management Warrants, Partnership Equity Plan and WPCI stock options. There have been no significant changes to the terms and conditions of any of these plans or arrangements during 2008, other than those described below.
In January 1998, the predecessor of Carey Management was granted warrants to purchase 2,284,800 shares of our common stock exercisable at $21 per share and 725,930 shares exercisable at $23 per share as compensation for investment banking services in connection with structuring the consolidation of the CPA® Partnerships. During the three months ended March 31, 2008, a total of 350,000 warrants were exercised at $23 per share in a cash exercise for which 350,000 shares were issued for proceeds of $8,050. There were no exercises of warrants during the three months ended June 30, 2008. During the six months ended June 30, 2007, a total of 1,500,000 warrants were exercised at $21 per share in a cashless exercise for which 567,164 shares were issued. As of June 30, 2008, 375,930 warrants were still exercisable at $23 per share. All of the warrants exercisable at $21 per share had been exercised prior to December 31, 2007.
1997 Share Incentive Plan
We maintain the 1997 Share Incentive Plan (the “Incentive Plan”), as amended, which authorizes the issuance of up to 6,200,000 shares. The Incentive Plan provides for the grant of (i) share options, which may or may not qualify as incentive stock options under the Internal Revenue Code ("the Code"), (ii) performance shares or units, (iii) dividend equivalent rights and (iv) restricted shares or units.
In December 2007, the compensation committee of our board of directors approved a long-term incentive compensation program and terminated further contributions to the Partnership Equity Unit Plan. In January 2008, the board of directors approved initial long-term incentive awards consisting of 111,300 restricted units and 138,250 performance units. The restricted units vest over three years. Vesting and payment of the performance units is conditional on certain performance goals being met by us during the performance period from January 1, 2008 through December 31, 2010. The ultimate number of performance units to be issued will depend on the extent to which we meet the performance goals and can range from zero to three times the original awards. Upon vesting, the restricted and performance units may be converted into shares of our common stock. Both the restricted and performance units carry dividend equivalent rights. Dividend equivalent rights on restricted units are paid in cash on a quarterly basis whereas dividend
W. P. Carey 6/30/2008 10-Q — 15

Notes to Consolidated Financial Statements
equivalent rights on performance units accrue during the performance period and may be converted into additional shares of common stock at the conclusion of the performance period to the extent the underlying units vest. Dividend equivalent rights are accounted for as a reduction to retained earnings to the extent that the awards are expected to vest. For awards that are not expected to vest or do not ultimately vest, dividend equivalent rights are accounted for as additional compensation expense.
As a result of issuing these awards, we currently expect to recognize compensation expense totaling approximately $8,300 over the vesting period, of which $692 and $1,377 were recognized during the three and six months ended June 30, 2008, respectively.
Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income — basic	$19,848	$42,030	$36,949	$52,830
Income effect of dilutive securities, net of taxes	260	1,885	403	1,985

Net income — diluted	$20,108	$43,915	$37,352	$54,815

Weighted average shares outstanding — basic	39,204,221	38,308,202	39,039,617	38,120,532
Effect of dilutive securities	1,052,437	1,696,177	1,231,568	1,773,880

Weighted average shares outstanding — diluted	40,256,658	40,004,379	40,271,185	39,894,412

Securities included in our diluted earnings per share determination consist of stock options and warrants, restricted stock and units and performance units. Securities totaling 19,890 shares for the three months ended June 30, 2008 were excluded from the earnings per share computations above as their effect would have been anti-dilutive. There were no such anti-dilutive securities for the six months ended June 30, 2008 and 2007 or the three months ended June 30, 2007.
Share Repurchase Program
In March 2008, we terminated our existing $40,000 share repurchase program, which commenced in June 2007. During the six months ended June 30, 2008, we repurchased shares of our common stock totaling $5,134, all of which were purchased in the quarter ended March 31, 2008. During the term of the program, we repurchased shares of our common stock totaling $30,652.
Note 11. Income Taxes
We have elected to be treated as a partnership for U.S. federal income tax purposes and prior to our restructuring in October 2007 conducted our real estate ownership operations through partnerships or limited liability companies electing to be treated as partnerships for U.S. federal income tax purposes. As partnerships, we and our partnerships subsidiaries are generally not directly subject to tax. We conduct our investment management services through wholly owned taxable corporations. These operations are subject to federal, state, local and foreign taxes as applicable. We conduct business in the United States and Europe, and as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2004. Certain of our inter-company transactions that have been eliminated in consolidation for financial accounting purposes are also subject to taxation. Periodically, we distribute shares in the CPA® REITs received for services rendered from our taxable subsidiaries to the LLC.
At June 30, 2008, we had unrecognized tax benefits of $435 (net of federal benefits) that, if recognized, would favorably affect the effective income tax rate in any future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2008, we have approximately $441 of accrued interest and penalties related to uncertain tax positions.
During the next year, we currently expect the liability for uncertain taxes to increase on a similar basis to the additions that occurred in 2007. Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2004-2007 remain open to examination by the major taxing jurisdictions to which we are subject.
Our wholly owned REIT subsidiary, Carey REIT II, Inc. (“Carey REIT II”), owns our real estate assets and has elected to be treated as a REIT under Sections 856 through 860 of the Code with the filing of its 2007 return. In order to maintain its qualification as a REIT, Carey REIT II is required to, among other things, distribute at least 90% of its net taxable income to its shareholders (excluding net capital gains) and meet certain tests regarding the nature of its income and assets. As a REIT, Carey REIT II is not subject to U.S. federal income tax to the extent it distributes its net taxable income annually to its
W. P. Carey 6/30/2008 10-Q — 16

Notes to Consolidated Financial Statements
shareholders. Accordingly, no provision for U.S. federal income taxes is included in the consolidated financial statements. We have operated and intend to continue to operate so that Carey REIT II meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, Carey REIT II would be subject to U.S. federal income tax.
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
A summary of comparative results of these business segments is as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Investment Management
Revenues (a)	$35,776	$86,896	$70,824	$109,988
Operating expenses (a)	(25,318)	(25,476)	(50,313)	(40,112)
Other, net (b)	4,221	1,056	7,883	3,127
Provision for income taxes	(7,556)	(30,376)	(14,340)	(36,514)

Income from continuing operations	$7,123	$32,100	$14,054	$36,489

Real Estate Ownership (c)
Revenues	$22,727	$22,144	$45,051	$43,733
Operating expenses	(11,365)	(10,608)	(22,687)	(21,992)
Interest expense	(4,532)	(5,389)	(9,575)	(10,002)
Other, net (b)	1,936	1,557	6,468	2,431
Provision for income taxes	134	(662)	(226)	(903)

Income from continuing operations	$8,900	$7,042	$19,031	$13,267

Total Company
Revenues	$58,503	$109,040	$115,875	$153,721
Operating expenses	(36,683)	(36,084)	(73,000)	(62,104)
Interest expense	(4,532)	(5,389)	(9,575)	(10,002)
Other, net (b)	6,157	2,613	14,351	5,558
Provision for income taxes	(7,422)	(31,038)	(14,566)	(37,417)

Income from continuing operations	$16,023	$39,142	$33,085	$49,756

W. P. Carey 6/30/2008 10-Q — 17

Notes to Consolidated Financial Statements

	Equity Investments
	in Real Estate as of		Total Long-Lived Assets (d) as of		Total Assets as of
	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
Investment Management	$184,527	$165,702	$195,190	$178,965	$323,816	$347,086
Real Estate Ownership (c)	82,280	76,975	775,191	772,058	807,250	806,198

Total Company	$266,807	$242,677	$970,381	$951,023	$1,131,066	$1,153,284

(a)	Included in revenues and operating expenses are reimbursable costs from affiliates totaling $11,080 and $3,244 for the three months ended June 30, 2008 and 2007, respectively, and $21,446 and $6,719 for the six months ended June 30, 2008 and 2007, respectively.

(b)	Includes interest income, income from equity investments in real estate and CPA® REITs, minority interest and gains and losses on sales and foreign currency transactions.

(c)	Includes investments in France, Poland and Germany that accounted for lease revenues (rental income and interest income from direct financing leases) of $1,929 and $1,403 for the three months ended June 30, 2008 and 2007, respectively, and $3,770 and $2,682 for the six months ended June 30, 2008 and 2007, respectively, as well as income from equity investments in real estate of $1,693 and $943 for the three months ended June 30, 2008 and 2007, respectively, and $3,120 and $1,192 for the six months ended June 30, 2008 and 2007, respectively. These investments also accounted for long-lived assets as of June 30, 2008 and December 31, 2007 of $127,660 and $117,859, respectively.

(d)	Includes real estate, net investment in direct financing leases, equity investments in real estate, operating real estate and intangible assets related to management contracts.
W. P. Carey 6/30/2008 10-Q — 18

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
Business Overview
We provide long-term sale-leaseback and build-to-suit transactions for companies worldwide and manage a global investment portfolio. We operate two business segments, investment management and real estate ownership, as described below. As of June 30, 2008, we own and manage over 850 commercial properties domestically and internationally, including our own portfolio, which is comprised of our full or partial ownership interest in 189 commercial properties, substantially all of which are net leased to 97 tenants, with a total of approximately 18 million square feet (on a pro rata basis) and an occupancy rate of 95%.
Within our investment management segment, we are currently the advisor to the following affiliated publicly-owned, non-traded real estate investment trusts: Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 15 Incorporated (“CPA®:15”), Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global”) and Corporate Property Associates 17 – Global Incorporated (“CPA®:17”) (collectively, the “CPA® REITs”).
Our primary business segments are:
Investment Management — We provide services to the CPA® REITs in connection with structuring and negotiating investment and debt placement transactions (structuring revenue) and provide on-going management of their portfolios (asset-based management and performance revenues). Asset-based management and performance revenues for the CPA® REITs are determined based on assets under management. In addition, we also receive a percentage of distributions of available cash from CPA®:17’s operating partnership. As funds available to the CPA® REITs are invested, the asset base for which we earn revenue increases. We may also earn incentive and disposition revenue and receive other compensation in connection with providing liquidity alternatives to CPA® REIT shareholders.
Real Estate Ownership — We own and invest in commercial properties globally that are then leased to companies, primarily on a triple net leased basis. We may also invest in other properties on an opportunistic basis.
Highlights
Factors Affecting Comparability
Under the terms of our advisory agreement with CPA®:16 – Global, certain revenues were to be deferred and were not payable to us until CPA®:16 – Global met an agreed-upon performance criterion. In June 2007, CPA®:16 – Global met its performance criterion, and as a result, we recognized previously deferred revenue totaling $45,919 (consisting of asset management revenue of $11,945, structuring revenue of $31,674 and interest income on the previously deferred structuring revenue of $2,300). Net income recognized in connection with CPA®:16 – Global achieving its performance criterion totaled $21,600. In addition, as a result of CPA®:16 – Global meeting its performance criterion, we recognized and paid to certain employees incentive and commission compensation of $6,191 and interest thereon of $434 that had previously been deferred.
This second quarter 2007 event, which did not recur in 2008, had a significant positive impact on the results of our investment management segment for both the three and six months ended June 30, 2007 and as such makes it difficult to compare current year results with the comparable prior year periods.
Financial Highlights
-	Total revenues, excluding reimbursed costs from affiliates, for the second quarter of 2008 were $47,423, compared to $105,796 in the second quarter of 2007 and $94,429 compared to $147,002 for the six months ended June 30, 2008 and 2007, respectively. Revenues from our investment management operations for the first half of 2007 included the recognition of previously deferred revenue totaling $45,919 from CPA®:16 – Global meeting its performance criterion. We also experienced record investment volume during the first half of 2007. Lease revenues from our real estate ownership operations increased 2% and 3% for the three and six months ended June 30, 2008 respectively over the comparable prior year periods.
W. P. Carey 6/30/2008 10-Q — 19

-	Net income for the second quarter of 2008 was $19,848, compared to $42,030 in the second quarter of 2007 and $36,949 in the six months ended June 30, 2008 compared to $52,830 in the comparable prior year period. Net income from our investment management operations in each of the 2007 periods was positively affected by the $21,600 recognized upon the achievement of CPA®:16 – Global’s performance criterion. Net income from our real estate ownership increased by $2,795 and $6,554 for the three and six months ended June 30, 2008 over the comparable prior year periods.
-	Cash flow from operating activities for the six months ended June 30, 2008 was $27,219, compared to $11,648 for the prior year period. Our cash flows fluctuate period to period due to a number of factors as described in Financial Condition below. Cash flow from operating activities during 2008 was affected both by the receipt in January 2008 of $28,259 of deferred acquisition revenue from CPA®:16 – Global, which revenue had been recognized at the time CPA®:16 – Global met its performance criterion in June 2007, and by the payment of $29,979 related to the SEC settlement. During the six months ended June 30, 2007, cash flow from operating activities was affected by the payment of taxes of approximately $21,000 in connection with revenue earned in December 2006 from the CPA®:12 / CPA®:14 merger and deferred compensation totaling $6,625 in connection with CPA®:16 – Global achieving its performance criterion.
-	Our quarterly cash distribution increased to $0.487 per share for the second quarter of 2008 or $1.95 per share on an annualized basis.
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
Managed Portfolio Highlights
Acquisition Activity — We earn revenue from the acquisition and disposition of assets on behalf of the CPA® REITs. The revenue we earn from the disposition of assets is recognized upon liquidation of a CPA® REIT’s portfolio. During the three months ended June 30, 2008, we structured real estate investments totaling approximately $68,000 on behalf of the CPA® REITs, and non-long term net lease investments totaling approximately $20,000 on behalf of CPA®:17. We have also structured investments totaling approximately $127,000 on behalf of the CPA® REITs so far in the third quarter.
Fundraising Activity — Since commencing its initial public offering to raise up to $2,000,000 of common stock in December 2007, CPA®:17 has raised more than $200,000 through August 5, 2008.
International Operations — In July 2008, we opened an office in Amsterdam to establish a European base for the management of the CPA® REITs’ growing portfolio of international assets under our management.
Current Trends
Credit and real estate financing markets have experienced significant deterioration beginning in the second half of 2007, both domestically and internationally. Conditions in both markets have continued to deteriorate in the first half of 2008 and may deteriorate further. We expect these markets to continue to be very challenging at least throughout 2008. A discussion of these current trends is presented below:
Investment Opportunities
In times such as the present, when financing is difficult to obtain, we believe sale-leaseback transactions can often be a more attractive alternative for a corporation to raise capital, which may result in increased investment opportunities for our managed funds. However, as a result of the deterioration in the real estate financing markets, we believe that we are currently in a period of adjustment and during the first half of 2008 we completed a lower number of investment opportunities on behalf of the CPA® REITs than in the comparable prior period.
Certain of the sale-leaseback opportunities in which we invest on behalf of our managed funds arise in connection with private equity transactions. While private equity firms have raised a significant amount of capital for investment in recent periods, transaction volume has decreased significantly in part as a result of the deterioration in the credit financing markets. As a result, our participation in new private equity transactions has also decreased. As described above, we believe that this current period of adjustment is a short-term issue, and while it is likely to affect the second half of 2008 as well, we believe that attractive investment opportunities, including our future participation in either new private equity transactions or transactions with existing portfolio companies owned by private equity firms, will be available to us.
W. P. Carey 6/30/2008 10-Q — 20

International commercial real estate continues to make up a significant portion of our real estate investment activity on behalf of the CPA® REITs. For the six months ended June 30, 2008, international real estate investments accounted for 51% of total real estate investments we made on behalf of the CPA® REITs. For the year ended December 31, 2007, international investments accounted for 55% of total investments. We currently expect international transactions to continue to comprise a significant portion of the investments we make on behalf of the CPA® REITs, although the percentage of international investments in any given period may vary substantially.
As a result of the deterioration in credit and real estate financing markets, the volume of private equity transactions has decreased, we are experiencing difficult financing conditions and financing rates have increased. We expect these factors to have a negative impact on our investment volume on behalf of the CPA® REITs in the near future.
Fundraising
Long-term U.S. Treasury rates remain near historical lows, which we anticipate should continue to drive investor demand for yield-based investments such as the CPA® REITs. Since commencing fundraising on behalf of CPA®:17 in late December 2007, we have raised more than $200,000 through August 5, 2008. While we have been pleased with our steady fundraising results to date, we plan to accelerate our fundraising efforts on behalf of CPA®:17.
Mortgage Financing
As a result of the deterioration in the real estate financing markets, we continue to experience difficult financing conditions in both the U.S. and European markets and expect these conditions to continue in the near term. In particular, obtaining financing on behalf of the CPA® REITs for larger transactions and for certain property types is more challenging in the current marketplace.
These difficult financing conditions have had an impact on the timing of investments we make on behalf of the CPA® REITs and on our ability to obtain financing on acceptable terms. Of the four transactions completed in the second quarter of 2008 totaling $68,000, two were cash transactions totaling $55,000 (i.e., financing was not obtained).
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
Corporate Defaults
We expect that corporate defaults may increase in 2008 and beyond, which will require more intensive management of both the assets we own and those we manage on behalf of the CPA® REITs. We believe that our emphasis on ownership of assets that are critically important to a tenant’s operations mitigates, to some extent, the risk of a tenant defaulting on its lease upon filing for bankruptcy protection. However, even where defaults do not occur, a tenant’s credit profile may deteriorate, which in turn could affect the value of the lease and may require us to incur impairment charges on properties we own, even where the tenant is continuing to make the required lease payments. Furthermore, a tenant may reject our lease in bankruptcy, which could subject us to losses as the property may be worth less without the lease. Corporate defaults by tenants in the CPA® REIT portfolios could also have a negative impact on our results of operations.
Lease Expirations
A significant amount of the leases in our owned portfolio expire by 2011. Based on annualized contractual lease revenue, lease expirations for each of the next few years is as follows: 2% remainder of 2008; 8% in 2009; 18% in 2010 and 18% in 2011. We actively manage our portfolio and work with tenants generally beginning three years prior to lease expiration. In certain cases we obtain lease renewals from our tenants. In certain cases tenants may exercise purchase options rather than renew their lease and in some cases we may seek replacement tenants or sell the property.
Competition
Although there has been deterioration in the real estate and credit markets, we believe there is still active competition for the investments we make on behalf of our managed funds, both domestically and internationally. We believe competition is driven in part by
W. P. Carey 6/30/2008 10-Q — 21

investor demand for yield-based investments, including triple net leased real estate. We believe that we have competitive strengths that will enable us to continue to find attractive investment opportunities, both domestically and internationally, despite active competition levels. We currently believe that several factors may also provide us with continued investment opportunities, including our presence in the private equity industry, which may provide additional sale-leaseback opportunities as a source of financing (notwithstanding the issues that could affect this market, as discussed above), a continued desire of corporations to divest themselves of real estate holdings both in the U.S. and internationally, increasing opportunities for sale-leaseback transactions in the international market, which continues to make up a large portion of our investment opportunities on behalf of the CPA® REITs, and difficult credit markets, which may cause companies to look for alternative methods of raising capital, such as sale-leasebacks.
CPI
Despite slow economic growth rates in recent periods, inflation rates in the U.S. and the Euro zone have continued to rise. Increases in inflation are sometimes associated with rising long-term interest rates, which may have a negative impact on the value of the portfolios we own and manage. To mitigate this risk, our leases and those of the CPA® REITs generally have rent increases based on formulas indexed to increases in the Consumer Price Index (“CPI”) or other similar indices for the jurisdiction in which the property is located. To the extent that the CPI increases, additional rental income streams may be generated for these leases and thereby mitigate the impact of inflation.
Exchange Rate Movements
We have foreign investments and as a result are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. The average rate for the U.S. dollar in relation to the Euro during the three months ended June 30, 2008 was considerably weaker than during the comparable period in 2007, and as a result, we experienced a positive impact on our results of operations for Euro-denominated investments in the current period as compared to the second quarter of 2007. Significant deterioration in the value of the Euro could have an adverse impact on our results of operations in the future. Investments denominated in the Euro accounted for approximately 10% of annualized lease revenues at June 30, 2008.
Results of Operations
We evaluate our results of operations by our two major business segments — investment management and real estate ownership. A summary of comparative results of these business segments is as follows:
Investment Management

	Three months ended June 30,			Six months ended June 30,
	2008	2007	Change	2008	2007	Change
Revenues
Asset management revenue	$20,039	$30,204	$(10,165)	$40,165	$45,238	$(5,073)
Structuring revenue	3,169	53,448	(50,279)	6,585	58,031	(51,446)
Wholesaling revenue	1,488	—	1,488	2,628	—	2,628
Reimbursed costs from affiliates	11,080	3,244	7,836	21,446	6,719	14,727

	35,776	86,896	(51,120)	70,824	109,988	(39,164)

Operating Expenses
General and administrative	(13,143)	(21,191)	8,048	(26,742)	(31,306)	4,564
Reimbursable costs	(11,080)	(3,244)	(7,836)	(21,446)	(6,719)	(14,727)
Depreciation and amortization	(1,095)	(1,041)	(54)	(2,125)	(2,087)	(38)

	(25,318)	(25,476)	158	(50,313)	(40,112)	(10,201)

Other Income and Expenses
Other interest income	548	3,360	(2,812)	1,081	3,887	(2,806)
Income from equity investments in CPA® REITs	1,738	491	1,247	4,559	1,968	2,591
Minority interest in loss (income)	85	(2,783)	2,868	393	(2,716)	3,109
Gain (loss) on foreign currency transactions and other, net	1,850	(12)	1,862	1,850	(12)	1,862

	4,221	1,056	3,165	7,883	3,127	4,756

Income from continuing operations before income taxes	14,679	62,476	(47,797)	28,394	73,003	(44,609)
Provision for income taxes	(7,556)	(30,376)	22,820	(14,340)	(36,514)	22,174

Net income from investment management	$7,123	$32,100	$(24,977)	$14,054	$36,489	$(22,435)

W. P. Carey 6/30/2008 10-Q — 22

Asset Management Revenue
We earn asset management revenue (asset-based management and performance revenue) from the CPA® REITs based on assets under management. As funds available to the CPA® REITs are invested, the asset base for which we earn revenue increases. The asset management revenue that we earn may increase or decrease depending upon (i) increases in the CPA® REIT asset bases as a result of new investments; (ii) decreases in the CPA® REIT asset bases resulting from sales of investments; (iii) increases or decreases in the annual estimated net asset valuations of CPA® REIT funds (which are not recorded for financial reporting purposes); (iv) increases or decreases in distributions of available cash (for CPA®:17 only); and (v) whether the CPA® REITs are meeting their performance criteria. The availability of funds for new investments is substantially dependent on our ability to raise funds for investment by the CPA® REITs.
For the three and six months ended June 30, 2008 as compared to the same periods in 2007, asset management revenue decreased by $10,165 and $5,073, respectively, primarily due to the recognition of $11,945 of previously deferred performance revenue from CPA®:16 – Global during the second quarter of 2007 following the achievement of its performance criterion, partially offset by increases in asset management revenue in the current year periods resulting from investment activity of the CPA® REITs.
Recent real estate investment volume includes over $1,000,000 in investments on behalf of the CPA® REITs during 2007 and $125,000 during the first half of 2008. Currently, annual estimated net asset valuations are performed for CPA®:14, CPA®:15 and CPA®:16 – Global.
As a result of the annual valuations at December 31, 2007: CPA®:14’s estimated net asset value increased to $14.50 per share (from $13.20); CPA®:15’s estimated net asset increased to $12.20 per share (from $11.40) and CPA®:16 – Global’s initial valuation totaled $10.00 per share, which is equivalent to its initial offering price. In July 2008, as a result of a valuation performed as of April 30, 2008, CPA®:14’s estimated net asset value was adjusted downward to $14.00 per share. This change is not expected to have a significant impact on asset management revenue for the remainder of 2008.
Structuring Revenue
Structuring revenue includes current and deferred acquisition revenue from structuring investments and transactions on behalf of the CPA® REITs. Investment activity is subject to significant period-to-period variation.
For the three and six months ended June 30, 2008 as compared to the same periods in 2007, structuring revenue decreased by $50,279 and $51,446, respectively. These decreases are primarily the result of the recognition of $31,674 of previously deferred structuring revenue from CPA®:16 – Global during the second quarter of 2007, in addition to a significant decrease in investment volume in the current year periods.
We structured real estate investments totaling $68,000 and $125,000, respectively, for the three and six months ended June 30, 2008 as compared with $493,000 and $660,000, respectively, for the comparable prior year periods. In addition to structuring real estate investments, during the second quarter of 2008, we acquired $20,000 of commercial mortgage-backed securities on behalf of CPA®:17, for which we earned structuring revenues of 1% compared to an average of 4.5% that we generally earn for structuring long-term net lease investments on behalf of the CPA® REITs (Note 3).
Wholesaling Revenue
We earn wholesaling revenue in connection with CPA®:17’s initial public offering based on the number of shares sold. Wholesaling revenue earned is substantially offset by underwriting costs incurred in connection with the offering. Such underwriting costs are included in general and administrative expenses.
For the three and six months ended June 30, 2008, we earned wholesaling revenue of $1,488 and $2,628, respectively, in connection with CPA®:17’s initial pubic offering, which commenced in December 2007.
Reimbursed and Reimbursable Costs
Reimbursed costs from affiliates (revenue) and reimbursable costs (expenses) represent costs incurred by us on behalf of the CPA® REITs, consisting primarily of broker-dealer commissions and marketing and personnel costs, which are reimbursed by the CPA® REITs. Revenue from reimbursed costs from affiliates is offset by corresponding charges to reimbursable costs and therefore has no impact on net income.
For the three and six months ended June 30, 2008 as compared to the same periods in 2007, reimbursed and reimbursable costs increased by $7,836 and $14,727, respectively, primarily due to broker-dealer commissions related to CPA®:17’s initial public offering, which commenced in December 2007.
W. P. Carey 6/30/2008 10-Q — 23

General and Administrative
For the three months ended June 30, 2008 as compared to the same period in 2007, general and administrative expenses decreased by $8,048, primarily due to a decrease in compensation related costs of $9,769, partially offset by increases in underwriting costs of $1,175 and business development costs of $516.
Compensation related costs were significantly higher in each of the 2007 periods primarily due to CPA®:16 – Global achieving its performance criterion in June 2007 as well as a higher investment volume in 2007. As a result of CPA®:16 – Global achieving its performance criterion, we recognized $6,625 of previously deferred compensation costs in the second quarter of 2007. The decrease in compensation costs for the 2008 periods was partially offset by an increase in the amortization of stock-based compensation to key officers in connection with a new long-term incentive compensation program implemented in 2008. Underwriting costs represent costs incurred in connection with CPA®:17’s initial public offering, which commenced in December 2007. These costs were substantially offset by wholesaling revenue earned in connection with providing these services. The increase in business development costs relates primarily to our international operations.
For the six months ended June 30, 2008 as compared to the same period in 2007, general and administrative expenses decreased by $4,564, primarily due to the same factors as described above. Compensation related costs decreased by $7,792, partially offset by increases in underwriting costs of $2,239 and business development costs of $930.
Other Interest Income
For the three and six months ended June 30, 2008 as compared to the same periods in 2007, other interest income decreased by $2,812 and $2,806, respectively, primarily due to the recognition of $2,300 of previously deferred interest income on deferred structuring revenue from CPA®:16 – Global in June 2007 as a result of the achievement of its performance criterion.
Income from Equity Investments in CPA® REITs
Income from equity investments in CPA® REITs represents our proportionate share of net income (revenues less expenses) from our investments in the CPA® REITs in which we have a non-controlling interest but exercise significant influence.
For the three and six months ended June 30, 2008 as compared to the same periods in 2007, income from equity investments in CPA® REITs increased by $1,247 and $2,591, respectively, primarily due to the recognition of our share of the overall increase in net income in CPA®:14, CPA®:15 and CPA®:16 – Global. Our share of CPA®:17’s operating results for all periods presented was not significant as it is currently in its fundraising phase and has made a limited number of investments.
Minority Interest in Loss (Income)
We consolidate investments in which we are deemed to have a controlling interest. Minority interest in income represents the proportionate share of net income (revenue less expenses) from such investments that is attributable to the partner(s) holding the non-controlling interest.
For the three months ended June 30, 2008, we recognized minority interest in loss of $85 as compared to minority interest in income of $2,783 in the same period in 2007. Minority interest is primarily comprised of the results of operations of our subsidiary, W. P. Carey International (“WPCI”) in which two of our employees own a minority interest. Results of operations for WPCI were significantly lower in 2008, primarily due to the recognition, in June 2007, of previously deferred asset management and structuring revenue from CPA®:16 – Global achieving its performance criterion and a reduction in international investment volume. As described above, 2007 was a record year in terms of investment volume with a significant portion coming from international investments.
For the six months ended June 30, 2008, we recognized minority interest in loss of $393 as compared to minority interest in income of $2,716 in the same period in 2007. The change in minority interest period-over-period is attributable to the same factors as described above.
Gain (Loss) on Foreign Currency Transactions and Other, Net
We recognized a gain of $1,850 for each of the three and six months ended June 30, 2008 related to an insurance reimbursement of certain professional services costs in July 2008, which were incurred in connection with the SEC investigation that we settled in the first quarter of 2008.
Provision for Income Taxes
For the three and six months ended June 30, 2008 as compared to the same periods in 2007, our provision for income taxes decreased by $22,820 and $22,174, respectively, primarily as a result of asset management and structuring revenue recognized in the second quarter of 2007 as a result of CPA®:16 – Global achieving its performance criterion as well as higher investment volume in the same periods in 2007. The effective tax rate for
W. P. Carey 6/30/2008 10-Q — 24

the three months ended June 30, 2008 and 2007 for this segment of our business was 51% and 49%, respectively, and 50% for both the six months ended June 30, 2008 and 2007, respectively. Investment management income presented above excludes income that has been eliminated in consolidation but which is subject to taxation.
Net Income from Investment Management
For the three and six months ended June 30, 2008 as compared to 2007, net income from investment management decreased by $24,977 and $22,435, respectively, primarily due to decreases in revenue and other interest income attributable to CPA®:16 – Global achieving its performance criterion. As a result of CPA®:16 – Global achieving its performance criterion, we recognized $45,919 in previously deferred revenue in June 2007. These decreases were partially offset by decreases in our provision for income taxes as a result of the revenue decrease and decreases in general and administrative expenses. General and administrative expenses decreased primarily due to the recognition of deferred compensation totaling $6,625 in connection with CPA®:16 – Global achieving its performance criterion. These variances are described above.
Real Estate Ownership

	Three months ended June 30,			Six months ended June 30,
	2008	2007	Change	2008	2007	Change
Revenues
Lease revenues	$19,422	$19,031	$391	$38,624	$37,618	$1,006
Other real estate income	3,305	3,113	192	6,427	6,115	312

	22,727	22,144	583	45,051	43,733	1,318

Operating Expenses
General and administrative	(2,673)	(1,942)	(731)	(4,487)	(3,995)	(492)
Depreciation and amortization	(5,184)	(5,696)	512	(10,245)	(11,385)	1,140
Property expenses	(1,362)	(1,669)	307	(3,740)	(2,787)	(953)
Other real estate expenses	(2,146)	(1,301)	(845)	(4,215)	(3,825)	(390)

	(11,365)	(10,608)	(757)	(22,687)	(21,992)	(695)

Other Income and Expenses
Other interest income	131	284	(153)	359	355	4
Income from equity investments in real estate	2,196	1,438	758	4,086	2,399	1,687
Minority interest in income	(389)	(346)	(43)	(786)	(690)	(96)
Gain on sale of securities, foreign currency transactions and other, net	(2)	181	(183)	2,809	367	2,442
Interest expense	(4,532)	(5,389)	857	(9,575)	(10,002)	427

	(2,596)	(3,832)	1,236	(3,107)	(7,571)	4,464

Income from continuing operations before income taxes	8,766	7,704	1,062	19,257	14,170	5,087
Benefit from (provision for) income taxes	134	(662)	796	(226)	(903)	677

Income from continuing operations	8,900	7,042	1,858	19,031	13,267	5,764
Income from discontinued operations	3,825	2,888	937	3,864	3,074	790

Net income from real estate operations	$12,725	$9,930	$2,795	$22,895	$16,341	$6,554

Our real estate ownership consists of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues is as follows:

	Six months ended June 30,
	2008	2007
Rental income	$33,058	$31,493
Interest income from direct financing leases	5,566	6,125

	$38,624	$37,618

W. P. Carey 6/30/2008 10-Q — 25

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	Six months ended June 30,
	2008	2007
Bouygues Telecom, S.A. (a) (b) (c)	$3,236	$2,682
CheckFree Holdings Corporation Inc. (b)	2,415	2,353
Daimler Trucks North America LLC	2,317	2,317
Dr Pepper Bottling Company of Texas	2,260	2,237
Orbital Sciences Corporation	1,511	1,511
U.S. Airways Group	1,475	1,419
Titan Corporation	1,456	1,456
AutoZone, Inc.	1,115	1,192
Lucent Technologies, Inc. (d)	997	878
Quebecor Printing, Inc.	970	970
Sybron Dental Specialties Inc.	885	885
Unisource Worldwide, Inc.	840	844
Werner Corporation	813	813
BE Aerospace, Inc.	786	786
CSS Industries, Inc.	785	785
Eagle Hardware & Garden, a subsidiary of Lowe’s Companies	755	742
Career Education Corporation	751	751
PPD Development, Inc. (c)	738	659
Sprint Spectrum, L.P.	712	712
Enviro Works, Inc.	699	675
Sears Corporation (c)	674	566
AT&T Corporation	630	630
Omnicom Group Inc.	626	626
BellSouth Telecommunications, Inc.	612	612
United States Postal Service	587	587
Other (a)	9,979	9,930

	$38,624	$37,618

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	Lease revenues applicable to minority interests in the consolidated amounts above total $5,651 and $4,994 for the six months ended June 30, 2008 and 2007, respectively.

(c)	Increase is due to CPI-based (or equivalent) rent increase.

(d)	Increase is due to above-market lease intangible becoming fully amortized.
W. P. Carey 6/30/2008 10-Q — 26

We recognize income from equity investments in real estate of which lease revenues are a significant component. Net lease revenues from these ventures (for the entire venture, not our proportionate share) are as follows:

	Ownership Interest	Six months ended June 30,
Lessee	at June 30, 2008	2008	2007
Carrefour France, S.A. (a)	46%	$11,112	$9,243
Medica — France, S.A. (a)	46%	3,640	2,995
Schuler A.G. (a) (b)	33%	3,514	—
Federal Express Corporation	40%	3,471	3,433
Information Resources, Inc.	33%	2,486	2,486
Sicor, Inc.	50%	1,671	1,671
Hologic, Inc.	36%	1,658	1,578
Consolidated Systems, Inc.	60%	911	911
Childtime Childcare, Inc.	34%	628	644
The Retail Distribution Group	40%	404	404

		$29,495	$23,365

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	We acquired our interest in this venture in December 2007.
The above table does not reflect our share of interest income from our 5% interest in a venture that acquired a note receivable in April 2007. The venture recognized interest income of $19,275 and $6,336 for the six months ended June 30, 2008 and 2007, respectively.
Lease Revenues
For the three months ended June 30, 2008 as compared to the same period in 2007, lease revenues (rental income and interest income from direct financing leases) increased by $391. Rent increases contributed $339 of the increase while lease revenue from a December 2007 investment contributed $277 and the favorable impact of fluctuations in foreign currency exchange rates contributed $203 of the increase. These increases were partially offset by the impact of a recent property sale and lease expirations.
For the six months ended June 30, 2008 as compared to the same period in 2007, lease revenues increased by $1,006 primarily due to the same factors described above. Rent increases contributed $534, lease revenue from the December 2007 investment contributed $533 and fluctuations in foreign currency exchange rates contributed $427 of the increase. These increases were partially offset by the impact of a property sale and lease expirations.
Our net leases generally have rent increases based on formulas indexed to increases in the CPI or other indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future.
General and Administrative
For the three and six months ended June 30, 2008 as compared to the same periods in 2007, general and administrative expenses increased by $731 and $492, respectively, primarily due to an increase in professional fees. Professional fees include auditing and consulting services associated with our real estate ownership as well as legal fees associated with our real estate operations.
Depreciation and Amortization
For the three and six months ended June 30, 2008 as compared to the same periods in 2007, depreciation and amortization expense decreased by $512 and $1,140, respectively, primarily due to the result of in-place lease intangible assets at certain properties that became fully amortized in 2007.
Property Expenses
For the three months ended June 30, 2008 as compared to the same period in 2007, property expenses decreased by $307. Property expenses in the second quarter of 2007 included an increase in uncollected rent expense from certain tenants.
For the six months ended June 30, 2008 as compared to the same period in 2007, property expenses increased by $953, primarily due to increases in other property related expenses, including professional services, insurance and utilities, and to a lesser extent increases in reimbursable
W. P. Carey 6/30/2008 10-Q — 27

tenant costs. Actual recoveries of reimbursable tenant costs are recorded as both revenue and expense and therefore have no impact on net income.
Other Real Estate Expenses
Other real estate expenses generally consist of expenses from our subsidiaries, Carey Storage (a subsidiary that invests in domestic self-storage properties) and Livho (a subsidiary that operates a Radisson hotel franchise in Michigan). For the three months ended June 30, 2008 as compared to the same period in 2007, other real estate expenses increased by $845, primarily due to an increase in operating expenses incurred by our Livho subsidiary, whose operations were previously impacted by renovation work at its hotel facility that was completed in April 2008.
For the six months ended June 30, 2008 as compared to the same period in 2007, other real estate expenses increased by $390, primarily due to the operations of our Carey Storage subsidiary. Four of the thirteen self-storage facilities acquired by Carey Storage were acquired in March and April 2007.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have a non-controlling interest but exercise significant influence.
For the three and six months ended June 30, 2008 as compared to the same periods in 2007, income from equity investments in real estate increased by $758 and $1,687, respectively, primarily due to investment activity in 2007.
Gain on Sale of Securities, Foreign Currency Transactions and Other, Net
For the six months ended June 30, 2008 as compared to the same period in 2007, gain on sale of securities, foreign currency transactions and other, net increased by $2,442 due to foreign currency translation gains. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. During 2008, the average rate for the U.S. dollar in relation to the Euro was weaker than during the prior year period, and as a result, we experienced a positive impact on our results of foreign operations for the current period as compared to 2007.
Interest Expense
For the three months ended June 30, 2008 as compared to the same period in 2007, interest expense decreased by $857, primarily due to decreases of: $246 resulting from the pay-off of four mortgages in 2007; $241 related to prepayment penalties incurred in 2007; and $236 from a lower average annual interest rate on our secured credit facility compared to the prior period. In addition, interest expense decreased as a result of making scheduled principal payments. These decreases were partially offset by an increase of $222 in interest expense incurred on our line of credit, which had a higher average outstanding balance during 2008 versus 2007. The higher average outstanding balance was primarily attributable to payments in March 2008 totaling $29,979 in connection with our settlement of the SEC investigation (Note 7) as well as the repurchase of shares in connection with our share repurchase program.
For the six months ended June 30, 2008 as compared to the same period in 2007, interest expense decreased by $427, primarily due to decreases of: $539 resulting from the pay-off of four mortgages in 2007; $241 related to prepayment penalties incurred in 2007; and $108 from a lower average annual interest rate and balance on our secured credit facility compared to the prior year period.
Income from Continuing Operations
For the three months ended June 30, 2008 as compared to the same period in 2007, the resulting income from continuing operations increased by $1,858. For the six months ended June 30, 2008 as compared to the same period in 2007, the resulting income from continuing operations increased by $5,764.
Discontinued Operations
For the three months ended June 30, 2008 and 2007, we earned income from the operations of discontinued properties of $3,825 and $2,888, respectively. For the six months ended June 30, 2008 and 2007, we earned income from the operations of discontinued properties of $3,864 and $3,074, respectively. Income earned for both 2008 periods was primarily the result of proceeds received from a
W. P. Carey 6/30/2008 10-Q — 28

former tenant in payment of a $3,825 legal judgement in our favor. Income earned for both 2007 periods represents income earned from the operations of discontinued properties.
Financial Condition
Uses of Cash during the Period
Our cash flows fluctuate period to period due to a number of factors, which include the nature and timing of receipts of transaction-related revenue, the performance of the CPA® REITs relative to their performance criteria, the timing of purchases and sales of real estate, the timing of certain payments and the receipt of the annual installment of deferred acquisition revenue and interest thereon in the first quarter.
Although our cash flows may fluctuate from period to period, we believe that we will generate sufficient cash from operations and, if necessary, from the proceeds of non-recourse mortgage loans, unused capacity on our line of credit, unsecured indebtedness and the issuance of additional equity securities to meet our short-term and long-term liquidity needs. We assess our ability to access capital on an ongoing basis. There has been no material change in our financial condition since December 31, 2007. Our use of cash during the period is described below.
Operating Activities
During the six months ended June 30, 2008, we used our cash flows from operations along with existing cash resources and borrowings under our line of credit to fund distributions to shareholders and make purchases of common stock under our share repurchase program, which was terminated in March 2008. Cash flows from operations were also impacted during the six months ended June 30, 2008 by payments made related to the SEC settlement totaling $29,979.
During the six months ended June 30, 2008, we received revenue of $20,111 from providing asset-based management services on behalf of the CPA® REITs, exclusive of that portion of such revenue being satisfied by the CPA® REITs through the issuance of their restricted common stock rather than paying cash (see below). We also received revenue of $4,072 in connection with structuring investments on behalf of the CPA® REITs. In January 2008, we received $47,099 related to the annual installment of deferred acquisition revenue from CPA®:14, CPA®:15 and CPA®:16 – Global, including interest. This included previously deferred structuring revenues of $28,259 from CPA®:16 – Global, which met its performance criterion in June 2007.
In 2007, we elected to receive all performance revenue from CPA®:14, CPA®:15 and CPA®:16 – Global, as well as the asset management revenue payable by CPA®:16 – Global in restricted shares rather than cash. For 2008, we have elected to continue to receive all performance revenue from CPA®:14, CPA®:15, CPA®:16 – Global and CPA®:17 in restricted shares rather than cash. However, for 2008 we have elected to receive the base asset management revenue from CPA®:16 – Global in cash (rather than in stock, as in the prior year), which benefited operating cash flows by $6,011 during the six months ended June 30, 2008. We expect that the election to receive our performance revenue in restricted shares will continue to have a negative impact on cash flows during 2008, as this election is annual.
During the six months ended June 30, 2008, our real estate ownership provided cash flows (contractual lease revenues, net of property-level debt service) of approximately $30,300.
Investing Activities
Our investing activities are generally comprised of real estate transactions (purchases and sales) and capitalized property related costs. During the six months ended June 30, 2008, we used $6,455 to make capital improvements to existing properties. Cash inflows during this period included distributions from equity investments in real estate and CPA® REITs in excess of equity income of $3,425 and a refund of $3,189 of foreign taxes previously paid on the purchase of real estate.
Financing Activities
During the six months ended June 30, 2008, we paid distributions to shareholders of $48,668, inclusive of a special distribution of approximately $10,600 paid in January 2008 in connection with our corporate restructuring that was completed during 2007, and made scheduled mortgage principal payments totaling $4,698. We also used $7,569 to repay a loan from certain affiliates. We incurred gross borrowings of $91,800 on our line of credit and obtained $10,137 of mortgage financing, which were used for several purposes, including financing an acquisition of real estate in December 2007 and making payments in connection with the SEC settlement. During the six months ended June 30, 2008, we made repayments on our line of credit and secured credit facility of $73,500 and $229, respectively. Our line of credit increased overall by $18,300 since December 31, 2007. During the six months ended June 30, 2008, we raised $12,743 from the issuance of shares of our common stock, primarily as a result of the exercise of Carey Management
W. P. Carey 6/30/2008 10-Q — 29

warrants in March 2008 (Note 10) and to a lesser extent as a result of purchases under our distribution reinvestment program. In connection with our share repurchase program, we repurchased shares totaling $5,134 through the date of the program’s termination in March 2008.
Summary of Financing
The table below summarizes our mortgage notes payable and credit facilities as of June 30, 2008 and 2007, respectively.

	June 30,
	2008	2007
Balance:
Fixed rate	$179,448	$202,386
Variable rate (a)	163,240	119,858

	$342,688	$322,244

Percent of total debt:
Fixed rate	52%	63%
Variable rate (a)	48%	37%

	100%	100%

Weighted average interest rate at end of period:
Fixed rate	6.3%	6.4%
Variable rate (a)	4.2%	4.9%

(a)	Included in variable rate debt as of June 30, 2008 is (i) $81,000 outstanding under our line of credit, (ii) $45,725 in variable rate debt (inclusive of $35,352 outstanding under our secured credit facility) that has been effectively converted to fixed rates or capped through interest rate swap derivative instruments and (iii) $31,515 in mortgage obligations that are currently fixed rate but which have interest rate reset features that may change the interest rates to then prevailing market fixed rates (subject to specified caps) at certain points in their term. There are no interest rate resets scheduled during the next twelve months.
Cash Resources
At June 30, 2008, our cash resources consisted of the following:
-	Cash and cash equivalents totaling $14,419. Of this amount $5,250, at current exchange rates, was held in foreign bank accounts, and we could be subject to significant costs should we decide to repatriate these amounts;

-	Line of credit with unused capacity of up to $169,000, which may also be used to loan funds to our affiliates. Our lender has issued letters of credit totaling $4,029 on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under this facility; and

-	We have the potential to borrow against a portion of the value of our currently unleveraged properties, which have an aggregate carrying value of $248,668.
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

	June 30, 2008		December 31, 2007
	Outstanding	Maximum	Outstanding	Maximum
	Balance	Available	Balance	Available
Line of credit	$81,000	$250,000	$62,700	$250,000
Secured credit facility	35,352	35,352	35,581	105,000

	$116,352	$285,352	$98,281	$355,000

Line of credit
In June 2007, we entered into a $250,000 revolving line of credit to replace our previous $175,000 line of credit that was due to expire in July 2007. The line of credit, which matures in June 2011, can be increased up to $300,000 upon satisfaction of certain conditions and provides for a one-year extension option subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.125% of the total commitments under the facility at that time. However, such expansion is at the discretion of the lenders.
W. P. Carey 6/30/2008 10-Q — 30

The line of credit provides for an annual interest rate of either (i) LIBOR plus a spread that ranges from 75 to 120 basis points depending on our leverage or (ii) the greater of the lender’s prime rate and the Federal Funds Effective Rate plus 50 basis points. At June 30, 2008, the average interest rate on advances on the line of credit was 3.5%. In addition, we pay an annual fee ranging between 12.5 and 20 basis points of the unused portion of the line of credit, depending on our leverage ratio. Based on our leverage ratio at June 30, 2008, we pay interest at LIBOR plus 75 basis points and pay 12.5 basis points on the unused portion of the line of credit. The line of credit has financial covenants that among other things require us to maintain a minimum equity value and meet or exceed certain operating and coverage ratios. We are in compliance with these covenants as of June 30, 2008.
Secured credit facility
In December 2006, Carey Storage, a wholly owned subsidiary, entered into a credit facility for up to $105,000 with Morgan Stanley Mortgage Capital Inc. that provided for advances through March 8, 2008, after which no more additional borrowings were available. The credit facility expires in December 2008; however, we have three options to extend the maturity date of this facility for consecutive one year periods on substantially the same terms. We are currently exploring an extension or replacement of this facility. Extension of this facility is conditional on our meeting certain conditions required by the lender. We do not believe that any failure to extend or replace this facility would materially affect our operations. The credit facility is collateralized by any self-storage real estate assets acquired by Carey Storage with proceeds from the facility. Advances under this facility bear interest at the one-month LIBOR plus a spread of 225 basis points. In March 2008, we entered into an agreement whereby the LIBOR component of interest payable on advances under this facility cannot exceed 4.75% through December 2008. Advances can be prepaid at any time. This facility has financial covenants requiring Carey Storage, among other things, to meet or exceed certain operating and coverage ratios. Carey Storage is in compliance with these covenants as of June 30, 2008.
Cash Requirements
During the next twelve months, cash requirements will include paying distributions to shareholders, repaying our secured credit facility (which had a balance of $35,352 at June 30, 2008) in December 2008, making scheduled mortgage principal payments, including mortgage balloon payments totaling $16,954, of which $5,000 is due in December 2008 and $11,954 is due in June 2009, and making distributions to minority partners, as well as other normal recurring operating expenses. We may also seek to use our cash to invest in new properties and maintain cash balances sufficient to meet working capital needs. We may issue additional shares in connection with investments when it is consistent with the objectives of the seller. We may extend the term of our secured credit facility (as described above) and expect to extend the term of the mortgage obligation that has a scheduled balloon payment of $5,000 due in December 2008. This mortgage obligation provides for two one-year renewal extensions. We currently expect to exercise the first one-year extension prior to the scheduled due date for this obligation.
We have budgeted capital expenditures of up to approximately $800 at various properties during the next twelve months. The capital expenditures will primarily be for tenant and property improvements in order to enhance a property’s cash flow or marketability for re-leasing or sale.
We expect to meet our capital requirements to fund future investments, any capital expenditures on existing properties and scheduled debt maturities on non-recourse mortgages through use of our cash reserves or unused amounts on our line of credit.
Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and contractual obligations as of June 30, 2008 and the effect that these obligations are expected to have on our liquidity and cash flow in future periods.

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Non-recourse debt — Principal	$261,688	$62,624	$49,422	$49,275	$100,367
Line of credit — Principal	81,000	—	81,000	—	—
Interest on borrowings (a)	72,016	16,876	25,631	13,829	15,680
Operating leases (b)	25,191	2,856	5,675	5,936	10,724
Property improvements (c)	800	800	—	—	—
Other commitments (d)	561	561	—	—	—

	$441,256	$83,717	$161,728	$69,040	$126,771

(a)	Interest on variable rate debt obligations was calculated using the variable interest rates and balances outstanding as of June 30, 2008.
W. P. Carey 6/30/2008 10-Q — 31

(b)	Operating and other lease commitments consist primarily of the total minimum rents payable on the lease for our principal offices. We are reimbursed by affiliates for their share of the future minimum rents under an office cost-sharing agreement. These amounts are allocated among the entities based on gross revenues and are adjusted quarterly. The table above excludes the rental obligation under a ground lease of a venture in which we own a 46% interest. This obligation totals approximately $3,143 over the lease term.

(c)	Represents remaining commitments to fund certain property improvements.

(d)	Includes estimates for accrued interest and penalties related to uncertain tax positions and a commitment to contribute capital to an investment in India.
Amounts related to our foreign operations are based on the exchange rate of the Euro as of June 30, 2008.
We have employment contracts with certain senior executives. These contracts provide for severance payments in the event of termination under certain conditions including a change of control.
As of June 30, 2008, we have no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
We have investments in unconsolidated joint ventures that own single-tenant properties net leased to corporations. All of the underlying investments are owned with affiliates. Summarized financial information for these ventures (for the entire venture, not our proportionate share) at June 30, 2008 is presented below:

			Total Third
Lessee	Ownership Interest	Total Assets	Party Debt	Maturity Date
The Retail Distribution Group	40%	$11,664	$5,519	9/2009
Federal Express Corporation	40%	48,376	41,040	1/2011
Information Resources, Inc.	33%	48,469	22,643	1/2011
Childtime Childcare, Inc.	34%	10,243	6,634	1/2011
Carrefour France, S.A. (a)	46%	192,301	137,370	12/2014
Consolidated Systems, Inc.	60%	17,285	11,773	11/2016
Sicor, Inc.	50%	16,996	35,350	7/2017
Medica — France, S.A. (a)	46%	64,783	47,593	10/2017
Hologic, Inc.	36%	28,545	15,859	5/2023
Schuler A.G. (a)	33%	82,275	—	N/A

		$520,937	$323,781

(a)	Amounts shown are based on the exchange rate of the Euro as of June 30, 2008.
The table above does not reflect our acquisition in April 2007 of a 5% interest in a venture that made a loan (the “note receivable”) to the holder of a 75% interest in a limited partnership owning 37 properties throughout Germany at a total cost of $335,981. In connection with this transaction, the venture obtained non-recourse financing of $284,932 having a fixed annual interest rate of 5.5% and a term of 10 years. Under the terms of the note receivable, the venture will receive interest that approximates 75% of all income earned by the limited partnership, less adjustments. All amounts are based on the exchange rate of the Euro at the date of acquisition.
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
W. P. Carey 6/30/2008 10-Q — 32

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
Our objective in using derivatives is to limit our exposure to interest rate movements. At June 30, 2008, the fair value of our interest rate swaps included in other assets was $499 (Note 9).
At June 30, 2008, a significant portion (approximately 75%) of our long-term debt either bore interest at fixed rates, was fixed through the use of interest rate swap instruments that convert variable rate debt service obligations to a fixed rate, or was at fixed rates but was scheduled to reset to the then prevailing market fixed rates at certain future points in their term. The fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed rate debt at June 30, 2008 ranged from 4.9% to 8.1%. The annual interest rates on our variable rate debt at June 30, 2008 ranged from 3.5% to 5.5%. Our debt obligations are more fully described within the Financial Condition section of Item 2 of this quarterly report. The following table presents principal cash flows based upon expected maturity dates of our debt obligations at June 30, 2008:

	2008	2009	2010	2011	2012	Thereafter	Total
Fixed rate debt	$4,035	$34,794	$12,555	$25,712	$31,239	$71,113	$179,448
Variable rate debt	$41,400	$83,154	$2,240	$2,394	$2,413	$31,639	$163,240
A change in interest rates of 1% would increase or decrease the combined fair value of our fixed rate debt by an aggregate of $6,147. Annual interest expense on our variable rate debt that does not currently bear interest at fixed rates (inclusive of debt which has been effectively converted to fixed rates or capped through interest rate swap derivative instruments) would increase or decrease by $860 for each 1% change in annual interest rates. As more fully described in Summary of Financing above, a portion of the debt classified as variable rate debt in the tables above currently bears interest at fixed rates but has interest rate reset features that may
W. P. Carey 6/30/2008 10-Q — 33

change the interest rates to variable rates at certain points in their term. Such debt is generally not subject to short-term fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We have foreign operations and transact business in Europe and as a result are subject to risk from the effects of exchange rate movements of the Euro, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the local currency. For the Euro, we are currently a net receiver of the foreign currency (we receive more cash than we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the Euro. Net realized foreign currency translation gains were $242 and $1,565 for the three and six months ended June 30, 2008, respectively. Net unrealized foreign currency translation gains were $(39) and $1,448 for the three and six months ended June 30, 2008, respectively. Such gains are included in the consolidated financial statements and are primarily due to changes in the Euro on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
Item 4. — Controls and Procedures
Disclosure Controls and Procedures
Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, (the “Exchange Act”) is accumulated and communicated to management, including our chief executive officer and acting chief financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.
Our chief executive officer and acting chief financial officer have conducted a review of our disclosure controls and procedures as of June 30, 2008. Based upon this review, our chief executive officer and acting chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2008 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
W. P. Carey 6/30/2008 10-Q — 34

PART II
Item 1. — Legal Proceedings
As of June 30, 2008, we were not involved in any material litigation.
For a description of the following matters, please refer to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC.
-	Settlement of SEC Investigation
-	Maryland Securities Commission Matter
-	Los Angeles Unified School District Complaint
In addition, we note the following:
Payson v. Park et al.
On April 24, 2008, a shareholder, Herbert Payson, filed a shareholder derivative complaint in New York state court against us, as nominal defendant, and certain members of the board of directors and several current and former executive officers alleging breach of their fiduciary duties resulting from the matters alleged in the previously disclosed SEC complaint. Plaintiff claims that the conduct alleged caused damages to us, including but not limited to the $29,979 paid by us in connection with our settlement with the SEC and costs incurred in connection with the investigation by the SEC. On June 20, 2008, all defendants filed a motion to dismiss the complaint on the grounds that the shareholder had failed to make a pre-suit demand on the board of directors and should not be excused from doing so. We and the individual defendants intend to defend ourselves vigorously against the action.
Item 4. — Submission of Matters to a Vote of Security Holders
An annual shareholders’ meeting was held on June 12, 2008, at which time a vote was taken to elect our directors through the solicitation of proxies. The following directors were elected to serve until the next annual meeting of shareholders:

Name of Director	Shares Voting For	Shares Withheld
Wm. Polk Carey	32,094,984	281,664
Gordon F. DuGan	32,116,125	260,523
Francis J. Carey	32,083,308	293,340
Trevor P. Bond	31,978,823	397,825
Nathaniel S. Coolidge	31,967,880	408,768
Eberhard Faber, IV	31,957,082	419,566
Benjamin H. Griswold, IV	32,118,968	257,680
Dr. Lawrence R. Klein	32,088,938	287,710
Robert E. Mittelstaedt, Jr.	32,121,171	255,477
Charles E. Parente	31,974,949	401,699
Dr. Karsten von Köller	31,645,834	730,814
Reginald Winssinger	32,113,375	263,273
W. P. Carey 6/30/2008 10-Q — 35

Item 6. — Exhibits

Exhibit No.	Description	Method of Filing
10.1	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 15 Incorporated and W. P. Carey & Co. B.V.	Filed herewith

10.2	Amendment No. 1 to Amended and Restated Advisory Agreement dated as of July 1, 2008 between Corporate Property Associates 15 Incorporated and Carey Asset Management Corp.	Filed herewith

10.3	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 16 – Global Incorporated and W. P. Carey & Co. B.V.	Filed herewith

10.4	Amendment No. 1 to Amended and Restated Advisory Agreement dated as of July 1, 2008 between Corporate Property Associates 16 – Global Incorporated and Carey Asset Management Corp.	Filed herewith

10.5	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 17 – Global Incorporated and W. P. Carey & Co. B.V.	Filed herewith

10.6	Amendment No. 1 to Advisory Agreement dated as of July 1, 2008 between Corporate Property Associates 17 – Global Incorporated and Carey Asset Management Corp.	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Chief Executive Officer and Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey & Co. LLC

Date 8/8/2008	By:	/s/ Mark J. DeCesaris

Mark J. DeCesaris
Managing Director and acting Chief Financial Officer
(acting Principal Financial Officer)

Date 8/8/2008	By:	/s/ Thomas J. Ridings

Thomas J. Ridings
Executive Director and Chief Accounting Officer
(Principal Accounting Officer)
W. P. Carey 6/30/2008 10-Q — 36