Form 10-Q
period 2008-09-30
CAREY W P & CO LLC
filed 2008-11-07
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Registrant has 40,023,222 Listed Shares, no par value, outstanding at November 3, 2008.

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
W. P. Carey 9/30/2008 10-Q — 1

W. P. CAREY & CO. LLC
PART I
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2008	December 31, 2007
		(NOTE)
Assets
Real estate, net	$500,988	$513,405
Net investment in direct financing leases	84,477	89,463
Equity investments in real estate and CPA® REITs	266,567	242,677
Operating real estate, net	75,311	73,189
Cash and cash equivalents	20,485	12,137
Due from affiliates	51,194	88,329
Intangible assets and goodwill, net	95,178	99,873
Other assets, net	30,654	34,211

Total assets	$1,124,854	$1,153,284

Liabilities and Members’ Equity
Liabilities:
Non-recourse debt	$255,478	$254,051
Line of credit	73,500	62,700
Accounts payable, accrued expenses and other liabilities	44,001	59,076
Income taxes, net	60,641	65,152
Distributions payable	19,650	29,222
Settlement provision (Note 9)	—	29,979

Total liabilities	453,270	500,180

Minority interest in consolidated entities	19,523	18,833

Commitments and contingencies (Note 8)
Members’ equity:
Listed shares, no par value, 100,000,000 shares authorized; 40,024,035 and 39,216,493 shares issued and outstanding, respectively	771,283	748,584
Distributions in excess of accumulated earnings	(119,319)	(117,051)
Accumulated other comprehensive income	97	2,738

Total members’ equity	652,061	634,271

Total liabilities and members’ equity	$1,124,854	$1,153,284

The accompanying notes are an integral part of these consolidated financial statements.
Note: The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date.
W. P. Carey 9/30/2008 10-Q — 2

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues
Asset management revenue	$20,205	$18,648	$60,370	$63,886
Structuring revenue	10,818	9,778	17,403	67,809
Wholesaling revenue	1,517	—	4,145	—
Reimbursed costs from affiliates	11,303	3,422	32,749	10,141
Lease revenues	18,959	18,965	57,583	56,583
Other real estate income	3,834	3,764	10,261	9,879

	66,636	54,577	182,511	208,298

Operating Expenses
General and administrative	(17,013)	(12,323)	(48,242)	(47,624)
Reimbursable costs	(11,303)	(3,422)	(32,749)	(10,141)
Depreciation and amortization	(6,395)	(6,083)	(18,765)	(19,555)
Property expenses	(1,815)	(2,282)	(5,555)	(5,069)
Impairment charge	(538)	—	(538)	—
Other real estate expenses	(1,989)	(2,255)	(6,204)	(6,080)

	(39,053)	(26,365)	(112,053)	(88,469)

Other Income and Expenses
Other interest income	752	1,288	2,193	5,530
Income from equity investments in real estate and CPA® REITs	2,272	8,945	10,917	13,312
Minority interest in income	(103)	(505)	(496)	(3,911)
Gain on sale of investment in direct financing lease	1,103	—	1,103	—
(Loss) gain on sale of securities, foreign currency transactions and other, net	(1,566)	1,029	3,093	1,384
Interest expense	(5,004)	(5,269)	(14,579)	(15,271)

	(2,546)	5,488	2,231	1,044

Income from continuing operations before income taxes	25,037	33,700	72,689	120,873
Provision for income taxes	(5,839)	(11,396)	(20,405)	(48,813)

Income from continuing operations	19,198	22,304	52,284	72,060

Discontinued Operations
Income from operations of discontinued properties	—	422	3,863	2,534
Gain on sale of real estate, net	—	—	—	962
Impairment charges	—	(2,317)	—	(2,317)

(Loss) income from discontinued operations	—	(1,895)	3,863	1,179

Net Income	$19,198	$20,409	$56,147	$73,239

Basic Earnings Per Share
Income from continuing operations	$0.49	$0.58	$1.34	$1.89
(Loss) income from discontinued operations	—	(0.05)	0.10	0.03

Net income	$0.49	$0.53	$1.44	$1.92

Diluted Earnings Per Share
Income from continuing operations	$0.48	$0.58	$1.31	$1.87
(Loss) income from discontinued operations	—	(0.05)	0.10	0.03

Net income	$0.48	$0.53	$1.41	$1.90

Weighted Average Shares Outstanding
Basic	39,294,889	38,298,979	39,125,329	38,117,280

Diluted	40,299,073	39,601,853	40,293,094	39,718,522

Distributions Declared Per Share	$0.492	$0.472	$1.461	$1.401

The accompanying notes are an integral part of these consolidated financial statements.
W. P. Carey 9/30/2008 10-Q — 3

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net Income	$19,198	$20,409	$56,147	$73,239
Other Comprehensive Income
Change in unrealized appreciation on marketable securities	25	(31)	(14)	(23)
Unrealized (loss) gain on derivative instrument	(315)	—	184	—
Foreign currency translation adjustment	(6,147)	1,507	(2,811)	2,024

	(6,437)	1,476	(2,641)	2,001

Comprehensive Income	$12,761	$21,885	$53,506	$75,240

The accompanying notes are an integral part of these consolidated financial statements.
W. P. Carey 9/30/2008 10-Q — 4

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2008	2007
Cash Flows — Operating Activities
Net income	$56,147	$73,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including intangible assets and deferred financing costs	20,412	21,140
Income from equity investments in real estate and CPA® REITs in excess of distributions received	(1,224)	(9,269)
Gain on sale of direct financing lease	(1,103)	—
Gain on sale of real estate, net	—	(962)
Minority interest in income	496	4,027
Straight-line rent adjustments	1,718	2,045
Management income received in shares of affiliates	(30,237)	(43,415)
Unrealized loss (gain) on foreign currency transactions, warrants and securities	324	(1,279)
Realized gain on foreign currency transactions, warrants and securities	(1,567)	(105)
Impairment charges	538	2,317
Stock-based compensation expense	5,894	3,795
Decrease in deferred acquisition revenue received	46,695	16,164
Increase in structuring revenue receivable	(8,845)	(50,253)
(Decrease) increase in income taxes, net	(6,527)	8,465
Decrease in settlement provision	(29,979)	—
Net changes in other operating assets and liabilities	(5,250)	(1,016)

Net cash provided by operating activities	47,492	24,893

Cash Flows — Investing Activities
Distributions received from equity investments in real estate and CPA® REITs in excess of equity income	7,566	24,358
Capital contributions to equity investments	(1,361)	—
Purchases of real estate and equity investments in real estate	(184)	(40,845)
Capital expenditures	(8,355)	(11,768)
Loan to affiliate	—	(8,676)
Proceeds from repayment of loan to affiliate	—	8,676
VAT refunded on purchase of real estate	3,189	—
Proceeds from sales of real estate and securities	5,062	6,014
Funds placed in escrow in connection with the sale of property	—	(3,315)
Funds released from escrow in connection with the sale of property	636	—
Payment of deferred acquisition revenue to affiliate	(120)	(524)

Net cash provided by (used in) investing activities	6,433	(26,080)

Cash Flows — Financing Activities
Distributions paid	(67,987)	(53,432)
Contributions from minority interests	1,957	1,181
Distributions to minority interests	(1,659)	(1,295)
Scheduled payments of mortgage principal	(7,196)	(13,854)
Proceeds from mortgages and credit facilities	122,968	150,383
Prepayments of mortgage principal and credit facilities	(102,427)	(70,590)
Repayment of loan from affiliates	(7,569)	—
Payment of financing costs	(375)	(1,317)
Proceeds from issuance of shares	21,242	4,532
Excess tax benefits associated with stock-based compensation awards	697	1,352
Repurchase and retirement of shares	(5,134)	(21,104)

Net cash used in financing activities	(45,483)	(4,144)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(94)	291

Net increase (decrease) in cash and cash equivalents	8,348	(5,040)
Cash and cash equivalents, beginning of period	12,137	22,108

Cash and cash equivalents, end of period	$20,485	$17,068

The accompanying notes are an integral part of these consolidated financial statements.
W. P. Carey 9/30/2008 10-Q — 5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business
We provide long-term sale-leaseback and build-to-suit transactions for companies worldwide and manage a global investment portfolio. We invest primarily in commercial properties that are each triple-net leased to single corporate tenants, domestically and internationally, and earn revenue as the advisor to publicly owned, non-traded real estate investment trusts (“CPA® REITs”) sponsored by us that invest in similar properties. We are currently the advisor to the following CPA® REITs: Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 15 Incorporated (“CPA®:15”), Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global”) and Corporate Property Associates 17 – Global Incorporated (“CPA®:17 – Global”). As of September 30, 2008, we own and manage over 850 commercial properties domestically and internationally, including our own portfolio. Our own portfolio is comprised of our full or partial ownership interest in 187 commercial properties, substantially all of which are net leased to 84 tenants, with a total of approximately 18 million square feet (on a pro rata basis) and an occupancy rate of approximately 95%.
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
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a variable interest entity (“VIE”) and if we are deemed to be the primary beneficiary, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs that we control. Entities that we account for under the equity method (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions) include (i) entities that are VIEs and of which we are not deemed to be the primary beneficiary and (ii) entities that are non-VIEs that we do not control but over which we have the ability to exercise significant influence. We will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.
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
W. P. Carey 9/30/2008 10-Q — 6

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
In February 2007, we formed CPA®:17 – Global, an affiliated REIT. In November 2007, the SEC declared effective CPA®:17 – Global’s registration statement to raise up to $2 billion of its common stock in an initial public offering, plus up to an additional $475 million of its common stock under its distribution reinvestment and stock purchase plan. In December 2007, we commenced fundraising for CPA®:17 – Global; however, no shares were issued until January 2008. Therefore, as of and during the period ended December 31, 2007, the financial results of CPA®:17 – Global were included in our consolidated financial statements, as we owned all of CPA®:17 – Global’s outstanding common stock. Beginning in 2008, we have accounted for our interest in CPA®:17 – Global under the equity method of accounting.
In March 2008, we formed Carey Watermark Investors Incorporated (“Carey Watermark”). We filed a registration statement on Form S-11 with the SEC during March 2008 to raise up to $1 billion of common stock of Carey Watermark in an initial public offering, plus up to an additional $237.5 million of its common stock under a distribution reinvestment and stock purchase plan, and currently expect to commence fundraising in 2009. As of and during the three and nine months ended September 30, 2008, the financial statements of Carey Watermark, which had no operations during these periods, were included in our consolidated financial statements, as we owned all of Carey Watermark’s outstanding common stock.
Out-of-Period Adjustment
During the third quarter of 2007, we determined that a longer schedule of depreciation/amortization of assets in certain of our equity method investment holdings should appropriately be applied to reflect the lives of the underlying assets rather than the expected holding period of these investments. We concluded that these adjustments were not material to any prior periods’ consolidated financial statements. We also concluded that the cumulative adjustment was not material to the third quarter of 2007, nor to the year ended December 31, 2007. As such, the cumulative effect was recorded in the consolidated statements of income as a one-time cumulative out-of-period adjustment in the third quarter of 2007. The effect of this adjustment for the three and nine months ended September 30, 2007 was to increase income from continuing operations before income taxes by approximately $5.7 million and $4.2 million, respectively, and net income by approximately $4.8 million and $3.5 million, respectively. There was no associated net impact on our cash flow from operations for the nine months ended September 30, 2007.
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
SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table sets forth our financial assets that were accounted for at fair value on a recurring basis as of September 30, 2008 (in thousands):
W. P. Carey 9/30/2008 10-Q — 7

Notes to Consolidated Financial Statements

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	September 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable equity securities	$1,643	$—	$—	$1,643
Derivative assets	189	—	189	—

	$1,832	$—	$189	$1,643

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3 only)
	Marketable			Marketable
	Equity	Derivative	Total	Equity	Derivative	Total
	Securities	Assets	Assets	Securities	Assets	Assets
	Three months ended September 30,			Nine months ended September 30,
Beginning balance	$1,652	$—	$1,652	$1,494	$204	$1,698
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—	(2)	(204)	(206)
Included in other comprehensive income	(9)	—	(9)	(29)	—	(29)
Purchases, issuances and settlements	—	—	—	180	—	180

Ending balance	$1,643	$—	$1,643	$1,643	$—	$1,643

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—	$—	$—	$(204)	$(204)

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
W. P. Carey 9/30/2008 10-Q — 8

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
FSP 142-3
In April 2008, the FASB issued Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. GAAP. The guidance for determining the useful life of a recognized intangible asset in FSP 142-3 must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in FSP 142-3 must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of FSP 142-3 will have on our financial position and results of operations.
EITF 03-6-1
In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires that all unvested share-based payment awards that contain non-forfeitable rights to dividends be considered participating securities and therefore shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The guidance for determining earnings per share under FSP EITF 03-6-1 must be applied retrospectively to all prior periods presented after the effective date. FSP EITF 03-6-1 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of FSP EITF 03-6-1 will have on our financial position and results of operations.
Note 3. Transactions with Related Parties
Advisory Services
Directly and through wholly-owned subsidiaries, we earn revenue as the advisor to the CPA® REITs. Under the advisory agreements with the CPA® REITs, we perform various services, including but not limited to the day-to-day management of the CPA® REITs and transaction-related services. We earn asset management revenue generally totaling 1% per annum of average invested assets, as calculated pursuant to the advisory agreements for each CPA® REIT, of which 1/2 of 1% (“performance revenue”) is contingent upon specific performance criteria for each CPA® REIT. For CPA®:17 – Global, we earn asset management revenue ranging from 0.5% of average market value, for long-term net leases and certain other types of real estate investments, to 1.75% of average equity value, for certain types of securities. For CPA®:17 – Global, we will also receive up to 10% of distributions of available cash of its operating partnership. No amounts have been allocated under this provision for the three and nine months ended September 30, 2008. Total asset-based revenue earned was $20.2 million and $18.6 million, for the three months ended September 30, 2008 and 2007, respectively, and $60.4 million and $63.9 million for the nine months ended September 30, 2008 and 2007, respectively. Asset-based revenue for the nine months ended September 30, 2007 includes performance revenue recognized from CPA®:16 – Global on achievement of its performance criterion in June 2007.
The advisory agreements allow us to elect to receive restricted stock for any revenue due from each CPA® REIT. In 2008, for CPA®:14, CPA®:15 and CPA®:16 – Global, we elected to receive all asset management revenue in cash and all performance revenue in restricted shares rather than cash, while for CPA®:17 – Global, we elected to receive asset management
W. P. Carey 9/30/2008 10-Q — 9

Notes to Consolidated Financial Statements
revenue in restricted shares rather than cash. We do not earn performance revenue from CPA®:17 – Global. In 2007, we elected to receive all asset management revenue in cash, with the exception of CPA®:16 – Global’s base asset management revenue, for which we elected to receive restricted shares, and all performance revenue in restricted shares of the respective CPA® REITs rather than cash.
In connection with structuring and negotiating investments and related mortgage financing for the CPA® REITs, the advisory agreements provide for structuring revenue based on the cost of investments. Under each of the advisory agreements, we may receive acquisition revenue of up to an average of 4.5% of the total cost of all investments made by each CPA® REIT. A portion of this revenue (generally 2.5%) is paid when the transaction is completed while the remainder (generally 2%) is payable in equal annual installments ranging from three to eight years, subject to the relevant CPA® REIT meeting its performance criterion. Unpaid installments bear interest at annual rates ranging from 5% to 7%. For certain types of non-long term net lease investments acquired on behalf of CPA®:17 – Global, initial acquisition revenue may range from 0% to 1.75% of the equity invested plus the related acquisition revenue, with no deferred acquisition revenue being earned. We may be entitled, subject to CPA® REIT board approval, to loan refinancing revenue of up to 1% of the principal amount refinanced in connection with structuring and negotiating investments. This loan refinancing revenue, together with the acquisition revenue, is referred to as structuring revenue. We earned structuring revenue of $10.8 million and $9.8 million for the three months ended September 30, 2008 and 2007, respectively, and $17.4 million and $67.8 million for the nine months ended September 30, 2008 and 2007, respectively. Structuring revenue for the nine months ended September 30, 2007 includes structuring revenue recognized from CPA®:16 – Global on achievement of its performance criterion in June 2007. In addition, we may also earn revenue related to the disposition of properties, subject to subordination provisions, and will only recognize such revenue as such provisions are achieved.
We are also reimbursed by the CPA® REITs for certain costs, primarily broker/dealer commissions paid on behalf of the CPA® REITs and marketing and personnel costs. For the three months ended September 30, 2008 and 2007, reimbursed costs totaled $11.3 million and $3.4 million, respectively. For the nine months ended September 30, 2008 and 2007, reimbursed costs totaled $32.7 million and $10.1 million, respectively.
Pursuant to a sales agency agreement between our wholly-owned broker-dealer subsidiary and CPA®:17 – Global, we earn a selling commission of up to $0.65 per share sold, selected dealer revenue of up to $0.20 per share sold and/or wholesaling revenue for selected dealers or investment advisors of up to $0.15 per share sold. We will re-allow all selling commissions to selected dealers participating in CPA®:17 – Global’s offering and will re-allow up to the full selected dealer revenue to selected dealers. We will use any retained portion of the selected dealer revenue together with the wholesaling revenue to cover other underwriting costs incurred in connection with CPA®:17 – Global’s offering. Total underwriting compensation earned in connection with CPA®:17 – Global’s offering, including selling commissions, selected dealer revenue, wholesaling revenue and reimbursements made by us to selected dealers, cannot exceed the limitations prescribed by the Financial Industry Regulatory Authority (“FINRA”). The limit on underwriting compensation is currently 10% of gross offering proceeds. We may also be reimbursed up to an additional 0.5% of the gross offering proceeds for bona fide due diligence expenses.
Other Transactions
We own interests in entities which range from 5% to 95%, with the remaining interests generally held by affiliates, and own common stock in each of the CPA® REITs.
We are the general partner in a limited partnership (which we consolidate for financial statement purposes) that leases our home office space and participates in an agreement with certain affiliates, including the CPA® REITs, for the purpose of leasing office space used for the administration of our operations and the operations of our affiliates and for sharing the associated costs. We recorded income from minority interest partners of $0.6 million for each of the three month periods ended September 30, 2008 and 2007 and $1.8 million and $1.4 million during the nine month periods ended September 30, 2008 and 2007, respectively, in each case related to reimbursements from these affiliates. The average estimated minimum lease payments on the office lease, inclusive of minority interest, as of September 30, 2008 approximates $2.9 million annually through 2016.
Included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets at September 30, 2008 and December 31, 2007 are amounts due to affiliates totaling $0.9 million and $10.3 million, respectively.
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
W. P. Carey 9/30/2008 10-Q — 10

Notes to Consolidated Financial Statements
Two employees own a minority interest in W. P. Carey International LLC (“WPCI”), a subsidiary company that structures net lease transactions on behalf of the CPA® REITs outside of the United States.
In December 2007, we received a loan totaling $7.6 million from two affiliated ventures in which we have interests that are accounted for under the equity method of accounting. The loan was used to fund the acquisition of tenancy-in-common interests in Europe and was repaid in March 2008. During the nine months ended September 30, 2008, we incurred interest expense of $0.1 million in connection with this loan.
We have the right to loan funds to affiliates under our line of credit. Such loans generally bear interest at comparable rates to our line of credit. In August 2007, we loaned $8.7 million to a venture in which CPA®:15 has an ownership interest to facilitate the defeasance of a mortgage obligation in connection with the venture’s sale of a property. We recognized interest income of less than $0.1 million prior to this loan being repaid in September 2007.
Note 4. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows (in thousands):

	September 30, 2008	December 31, 2007
Land	$109,359	$110,141
Buildings	491,353	491,968
Less: Accumulated depreciation	(99,724)	(88,704)

	$500,988	$513,405

Operating real estate, which consists primarily of our self-storage investments and Livho subsidiary, at cost, is summarized as follows (in thousands):

	September 30, 2008	December 31, 2007
Land	$15,408	$15,408
Buildings (a)	69,408	65,950
Less: Accumulated depreciation	(9,505)	(8,169)

	$75,311	$73,189

(a)	In April 2008, we completed renovations to the hotel facility at our Livho subsidiary.
We recognized an impairment charge of $0.5 million during the three and nine months ended September 30, 2008 at a domestic property as we expect to sell this property for less than its carrying amount.
In connection with our acquisition of properties, we have recorded net lease intangibles of $37.2 million. These intangibles are being amortized over periods ranging from 2 to 30 years. Amortization of below-market and above-market rent intangibles are recorded as an adjustment to revenue. Net amortization of intangibles was $1.9 million and $2 million for the three months ended September 30, 2008 and 2007, respectively, and $5.5 million and $7 million for the nine months ended September 30, 2008 and 2007, respectively.
Note 5. Net Investment in Direct Financing Leases
During the three and nine months ended September 30, 2008, we sold our investment in a direct financing lease for $5 million, net of selling costs, and recognized a net gain on sale of $1.1 million.
Note 6. Equity Investments in Real Estate and CPA® REITs
Our equity investments in real estate, which are accounted for under the equity method, are summarized below for our investments in the CPA® REITs and interests in joint venture properties.
CPA® REITs
We own interests in the CPA® REITs with which we have advisory agreements. Our interests in the CPA® REITs are accounted for under the equity method due to our ability to exercise significant influence as the advisor to the CPA® REITs. The CPA® REITs are
W. P. Carey 9/30/2008 10-Q — 11

Notes to Consolidated Financial Statements
publicly registered and file periodic reports with the SEC. We have elected, in certain cases, to receive restricted stock in the CPA® REITs rather than cash in connection with earning asset management and performance revenue (Note 3).
Information about our investments in the CPA® REITs is as follows (dollars in thousands):

	% of Outstanding Shares		Carrying Amount of Investment
Fund	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
CPA®:14	7.3%	6.6%	$75,397	$67,049
CPA®:15	5.3%	4.5%	71,811	61,976
CPA®:16 – Global	3.6%	2.9%	44,293	36,677
CPA®:17 – Global (a)	0.1%	100.0%	708	—

			$192,209	$165,702

(a)	Closings in connection with CPA®:17 – Global’s initial public offering commenced in January 2008.
Combined summarized financial information of the CPA® REITs (for the entire entities, not our proportionate share) is presented below (in thousands):

	September 30, 2008	December 31, 2007
Assets	$8,496,719	$8,296,685
Liabilities	(4,753,004)	(4,701,869)

Owner’s equity	$3,743,715	$3,594,816

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues	$160,089	$163,222	$537,847	$453,107
Expenses	(144,748)	(109,439)	(435,192)	(331,167)

Net income	$15,341	$53,783	$102,655	$121,940

Our share of income from equity investments in CPA® REITs	$200	$6,004	$4,759	$7,972

Interests in Joint Venture Properties
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies in which our ownership interests are 60% or less and we exercise significant influence, and (ii) as tenants-in-common subject to common control. The underlying investments are generally owned with affiliates.
Our ownership interests in our equity investments in real estate and their respective carrying values are presented below (dollars in thousands):

	Ownership Interest at	Carrying Value
Lessee	September 30, 2008	September 30, 2008	December 31, 2007
Carrefour France, S.A. (a)	46%	$26,083	$25,186
Schuler A.G. (a)	33%	25,533	26,576
Medica — France, S.A. (a)	46%	10,154	10,461
Hologic, Inc.	36%	4,411	4,439
Consolidated Systems, Inc.	60%	3,430	3,497
Federal Express Corporation	40%	2,736	3,595
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	5%	2,522	2,641
Childtime Childcare, Inc.	34%	1,738	1,711
Information Resources, Inc.	33%	1,563	1,542
The Retail Distribution Group	40%	357	682
Sicor, Inc. (b)	50%	(4,169)	(3,355)

		$74,358	$76,975

(a)	Dollar amounts shown are based on the exchange rate of the Euro as of September 30, 2008 and December 31, 2007, respectively.

(b)	In June 2007, this venture completed the refinancing of an existing $2.5 million non-recourse mortgage with new non-recourse financing of $35.3 million based on the appraised value of the underlying real estate of the venture and distributed the proceeds to the venture partners.
W. P. Carey 9/30/2008 10-Q — 12

Notes to Consolidated Financial Statements
Combined summarized financial information of our interests in joint venture properties (for the entire entities, not our proportionate share) is presented below (in thousands):

	September 30, 2008	December 31, 2007
Assets	$858,761	$872,056
Liabilities	(623,182)	(643,154)

Owner’s equity	$235,579	$228,902

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues	$22,045	$18,491	$66,847	$48,443
Expenses	(15,892)	(15,433)	(49,907)	(38,139)

Net income	$6,153	$3,058	$16,940	$10,304

Our share of net income from equity investments in real estate	$2,072	$2,941	$6,158	$5,340

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
Subsequent to the sale of a domestic property in 2004, which was reflected in discontinued operations, we entered into litigation with the former tenant. In June 2008, we received $3.8 million from the former tenant in connection with the resolution of the lawsuit.
During the nine months ended September 30, 2007, we sold two domestic properties for $6 million, net of selling costs, and in addition received lease termination proceeds of $1.9 million. We recognized a combined net gain on sale of $1 million, exclusive of impairment charges recognized in prior periods. Impairment charges totaling $2.5 million were recognized in prior periods to write down the value of one of these properties to its estimated net sales proceeds. In addition, in September 2007, we entered into a contract to sell a domestic property for $4.6 million and recognized an impairment charge of $2.3 million to reduce the property’s carrying value to its estimated net sales proceeds. This sale was completed in October 2007.
In accordance with SFAS 144, the results of operations for properties held for sale or disposed of are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues	$—	$1,524	$3,877	$6,020
Expenses	—	(1,102)	(14)	(3,486)
Gain on sale of real estate, net	—	—	—	962
Impairment charges	—	(2,317)	—	(2,317)

(Loss) income from discontinued operations	$—	$(1,895)	$3,863	$1,179

W. P. Carey 9/30/2008 10-Q — 13

Notes to Consolidated Financial Statements
Note 8. Commitments and Contingencies
As of September 30, 2008, we were not involved in any material litigation. We note the following:
Maryland Securities Commission
The Maryland Securities Commission has previously sought information from Carey Financial and CPA®:15 relating to the previously settled SEC investigation described in Note 9. While it is possible that Maryland or another state could commence proceedings against Carey Financial relating to the SEC investigation, we do not currently expect that any such proceedings, if commenced, would have a material effect on us incremental to that caused by the SEC settlement described in Note 9.
Payson v. Park et al.
On April 24, 2008, a shareholder, Herbert Payson, filed a shareholder derivative complaint in New York state court against us, as nominal defendant, and certain members of the board of directors and several current and former executive officers alleging breach of their fiduciary duties resulting from the matters alleged in the SEC investigation described in Note 9. Plaintiff claims that the conduct alleged caused damages to us, including but not limited to the $30 million paid by us in connection with our settlement with the SEC and costs incurred in connection with the investigation by the SEC. On June 20, 2008, all defendants filed a motion to dismiss the complaint on the grounds that the shareholder had failed to make a pre-suit demand on the board of directors as required by law and should not be excused from doing so, and a hearing was held on that motion on October 10, 2008. We and the individual defendants intend to defend ourselves vigorously against the action.
Los Angeles Unified School District
In October 2006, a revised complaint was filed in the Los Angeles Superior Court in an action that had named a wholly-owned indirect subsidiary, and other unrelated parties, in a state court action by a private plaintiff alleging various claims under the California False Claims Act that focus on alleged conduct by the Los Angeles Unified School District in connection with its direct application and invoicing for school development and construction funding for a new high school, for which our subsidiary acted as the development manager. We and another of our subsidiaries were named for the first time in the revised complaint, by virtue of an alleged relationship to the subsidiary that was a party to the development agreement, but were not served. In February 2007, the judge dismissed the action against our wholly-owned indirect subsidiary, as well as other defendants, following various substantive and procedural motions. The Plaintiff filed an appeal, and in August 2008, the California Court of Appeal affirmed the dismissal and thereafter denied Plaintiff’s request for a rehearing. In October 2008, Plaintiff filed a Petition for Review by the California Supreme Court, which Petition is pending. The Plaintiff may still seek to serve us and our other subsidiary in this action. However, we believe, based on the information currently available to us, that, if the dismissal is not sustained and if we are served, we and our subsidiaries have meritorious defenses to such claims.
Other
We have provided indemnification in connection with divestitures of certain of our properties. These indemnities address a variety of matters including environmental liabilities. Our maximum obligations under such indemnification are not subject to reasonable estimation. We are not aware of any claims or other information that would give rise to material payments under such indemnifications.
Note 9. Settlement of SEC Investigation
In March 2008, we entered into a settlement with the SEC with respect to all matters relating to a previously disclosed investigation. In connection with the settlement, we made payments of $20 million, including interest, to certain of our managed REITs and paid a $10 million civil penalty. In anticipation of this settlement, we took a charge of $30 million in the fourth quarter of 2007 and recognized an offsetting $9 million tax benefit in the same period. As a result, the settlement is reflected as “Decrease in settlement provision” in our Consolidated Statement of Cash Flows for the nine months ended September 30, 2008.
We recognized a gain of $1.8 million for the nine months ended September 30, 2008 related to an insurance reimbursement of certain professional services costs in July 2008, which were incurred in connection with the SEC investigation that we settled in the first quarter of 2008.
For additional information about the SEC investigation and the settlement, please refer to our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC.
W. P. Carey 9/30/2008 10-Q — 14

Notes to Consolidated Financial Statements
Note 10. Risk Management and Use of Derivative Financial Instruments
Risk Management
In the normal course of our on-going business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of the properties and related loans we hold due to changes in interest rates or other market factors as well as changes in the value of the shares we hold in the CPA® REITs. In addition, we own investments in Europe and are also subject to the risks associated with changing foreign currency exchange rates. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency but are subject to such movements to the extent of the difference between the rental obligation and the debt service. We also face challenges with repatriating cash from our foreign investments. We may encounter instances where it is difficult to repatriate cash due to jurisdictional restrictions. We may also encounter instances where repatriating cash will result in current or future tax liabilities.
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
In connection with an investment in Poland, we obtained $10.1 million in variable rate mortgage financing (based upon the exchange rate on the date of acquisition), and entered into an interest rate swap agreement with a notional amount that matches the scheduled debt principal amounts to the outstanding balance over the related term ending March 2018. The interest rate swap agreement was effective commencing March 2008.
Interest Rate Caps
Another way in which we attempt to limit our exposure to the impact of interest rate changes is through the use of interest rate caps. Interest rate caps limit the borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. Our secured credit facility has a variable interest rate consisting of the one-month LIBOR plus a spread of 225 basis points. In March 2008, we obtained a $35.5 million interest rate cap whereby the LIBOR component of the interest rate under the secured credit facility cannot exceed 4.75% through December 2008. We are not accounting for this instrument as a hedge, and as such, any change in value is reflected in the consolidated statement of income.
Fair Value of Interest Related Derivative
Interest rate swaps and caps may be designated as cash flow hedges, with changes in fair value included as a component of other comprehensive income in members’ equity, or as fair value hedges, with changes in fair value reflected in earnings. Our interest rate swap and cap derivative financial instruments at September 30, 2008 are summarized as follows (dollars in thousands):

		Notional	Effective	Expiration	Fair
	Type	Amount	Interest Rate	Date	Value (b)
3-Month Euribor (a)	“Pay-fixed” swap	$9,505	4.2%	3/2018	$184
3-Month LIBOR	Interest rate cap	35,185	5.4%	12/2008	5

					$189

(a)	Amounts are based upon the Euro exchange rate at September 30, 2008.

(b)	Amounts are included in other assets.
Changes in the fair value of interest rate swaps included in other comprehensive income in members’ equity reflected an unrealized (loss) gain of $(0.3 million) and $0.2 million for the three and nine months ended September 30, 2008, respectively. There were no changes in the fair value of interest rate caps included in gain on sale of securities, foreign currency transactions and other, net, for the
W. P. Carey 9/30/2008 10-Q — 15

Notes to Consolidated Financial Statements
three and nine months ended September 30, 2008, respectively. We did not have any interest rate swaps or caps during the three and nine months ended September 30, 2007.
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
The majority of our directly owned real estate properties and related loans are located in the United States, with Texas (15%) and California (12%) representing the only significant geographic concentration (10% or more of current annualized lease revenue). As of September 30, 2008, no individual tenant accounted for more than 10% of current annualized lease revenue. As of September 30, 2008, our directly owned real estate properties contain significant concentrations in the following asset types: industrial (38%), office (36%) and warehouse/distribution (13%); and in the following tenant industries: telecommunications (15%) and business and commercial services (15%).
Note 11. Members’ Equity and Stock Based and Other Compensation
Stock Based and Other Compensation
The total compensation expense (net of forfeitures) for our stock-based compensation plans was $2 million and $1.5 million for the three months ended September 30, 2008 and 2007, respectively, and $5.9 million and $3.8 million for the nine months ended September 30, 2008 and 2007, respectively. The tax benefit recognized by us related to stock-based compensation plans totaled $0.9 million and $0.7 million for the three months ended September 30, 2008 and 2007, respectively, and $2.6 million and $1.7 million for the nine months ended September 30, 2008 and 2007, respectively.
We have several stock-based compensation plans or arrangements, including the 1997 Share Incentive Plan (the “Incentive Plan”), Non-Employee Directors’ Plan, Employee Share Purchase Plan, Partnership Equity Plan and WPCI stock/options. There has been no significant activity or changes to the terms and conditions of any of these plans or arrangements during 2008, other than those described below.
During the three and nine months ended September 30, 2008, a corporation wholly-owned by our Chairman, Wm. Polk Carey, exercised warrants to purchase a total of 345,930 and 695,930 shares of our common stock, respectively, at $23 per share, for which we received proceeds of $8 million and $16.1 million, respectively. During the nine months ended September 30, 2007, a total of 1,500,000 warrants were exercised by that corporation at $21 per share in a cashless exercise for which 567,164 shares of our common stock were issued. These warrants were issued in 1998 as compensation for investment banking services in connection with structuring the consolidation of the CPA® Partnerships.
The Incentive Plan authorizes the issuance of up to 6,200,000 shares of our common stock and provides for the grant of (i) share options, which may or may not qualify as incentive stock options under the Internal Revenue Code (“the Code”), (ii) performance shares or units, (iii) dividend equivalent rights and (iv) restricted shares or units.
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

As a result of issuing these awards, we currently expect to recognize compensation expense totaling approximately $8.5 million over the vesting period, of which $0.7 million and $2.1 million were recognized during the three and nine months ended September 30, 2008, respectively.
W. P. Carey 9/30/2008 10-Q — 16

Notes to Consolidated Financial Statements
Earnings Per Share
Basic and diluted earnings per share were calculated as follows (in thousands, except share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income — basic	$19,198	$20,409	$56,147	$73,239
Income effect of dilutive securities, net of taxes	263	398	598	2,371

Net income — diluted	$19,461	$20,807	$56,745	$75,610

Weighted average shares outstanding — basic	39,294,889	38,298,979	39,125,329	38,117,280
Effect of dilutive securities	1,004,184	1,302,874	1,167,765	1,601,242

Weighted average shares outstanding — diluted	40,299,073	39,601,853	40,293,094	39,718,522

Securities included in our diluted earnings per share determination consist of stock options and warrants, restricted stock and units and performance units. Securities representing a total of 53,211 and 24,115 shares of our common stock for the three months ended September 30, 2008 and 2007, respectively, were excluded from the earnings per share computations above as their effect would have been anti-dilutive. There were no such anti-dilutive securities for the nine months ended September 30, 2008 and 2007.
Share Repurchase Program
In March 2008, we terminated our existing $40 million share repurchase program, which commenced in June 2007. During the nine months ended September 30, 2008, we repurchased a total of $5.1 million of our common stock, all of which were purchased in the quarter ended March 31, 2008. During the term of the program, we repurchased a total of $30.7 million of our common stock. For a description of an additional share repurchase program announced after September 30, 2008, see Note 13.
Note 12. Income Taxes
We have elected to be treated as a partnership for U.S. federal income tax purposes and prior to our restructuring in October 2007 conducted our real estate ownership operations through partnerships or limited liability companies electing to be treated as partnerships for U.S. federal income tax purposes. As partnerships, we and our partnerships subsidiaries are generally not directly subject to tax. We conduct our investment management services through wholly owned taxable corporations. These operations are subject to federal, state, local and foreign taxes as applicable. We conduct business in the United States and Europe, and as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2004. Certain of our inter-company transactions that have been eliminated in consolidation for financial accounting purposes are also subject to taxation. Periodically, shares in the CPA® REITs that are payable to our taxable subsidiaries in consideration for services rendered are distributed from these subsidiaries to us.
At September 30, 2008, we had unrecognized tax benefits of $0.5 million (net of federal benefits) that, if recognized, would favorably affect the effective income tax rate in any future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2008, we have approximately $0.2 million of accrued interest and penalties related to uncertain tax positions.
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
W. P. Carey 9/30/2008 10-Q — 17

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
A summary of comparative results of these business segments is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Investment Management
Revenues (a)	$43,843	$31,848	$114,667	$141,836
Operating expenses (a)	(27,886)	(14,929)	(78,199)	(55,041)
Other, net (b)	1,090	6,937	8,973	10,064
Provision for income taxes	(5,846)	(11,171)	(20,186)	(47,685)

Income from continuing operations	$11,201	$12,685	$25,255	$49,174

Real Estate Ownership (c)
Revenues	$22,793	$22,729	$67,844	$66,462
Operating expenses	(11,167)	(11,436)	(33,854)	(33,428)
Interest expense	(5,004)	(5,269)	(14,579)	(15,271)
Other, net (b)	1,368	3,820	7,837	6,251
Benefit from (provision for) income taxes	7	(225)	(219)	(1,128)

Income from continuing operations	$7,997	$9,619	$27,029	$22,886

Total Company
Revenues	$66,636	$54,577	$182,511	$208,298
Operating expenses	(39,053)	(26,365)	(112,053)	(88,469)
Interest expense	(5,004)	(5,269)	(14,579)	(15,271)
Other, net (b)	2,458	10,757	16,810	16,315
Provision for income taxes	(5,839)	(11,396)	(20,405)	(48,813)

Income from continuing operations	$19,198	$22,304	$52,284	$72,060

	Equity Investments in Real Estate as of		Total Long-Lived Assets (d) as of		Total Assets as of
	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
Investment Management	$192,209	$165,702	$202,178	$178,965	$339,623	$347,086
Real Estate Ownership (c)	74,358	76,975	752,760	772,058	785,231	806,198

Total Company	$266,567	$242,677	$954,938	$951,023	$1,124,854	$1,153,284

(a)	Included in revenues and operating expenses are reimbursable costs from affiliates totaling $11.3 million and $3.4 million for the three months ended September 30, 2008 and 2007, respectively, and $32.7 million and $10.1 million for the nine months ended September 30, 2008 and 2007, respectively.
W. P. Carey 9/30/2008 10-Q — 18

Notes to Consolidated Financial Statements

(b)	Includes interest income, income from equity investments in real estate and CPA® REITs, minority interest and gains and losses on sales and foreign currency transactions.

(c)	Includes investments in France, Poland and Germany that accounted for lease revenues (rental income and interest income from direct financing leases) of $1.9 million and $1.4 million for the three months ended September 30, 2008 and 2007, respectively, and $5.6 million and $4.1 million for the nine months ended September 30, 2008 and 2007, respectively as well as income from equity investments in real estate of $1.5 million and $0.1 million for the three months ended September 30, 2008 and 2007, respectively, and $4.6 million and $1.3 million for the nine months ended September 30, 2008 and 2007, respectively. These investments also accounted for long-lived assets as of September 30, 2008 and December 31, 2007 of $114.4 million and $117.9 million, respectively.

(d)	Includes real estate, net investment in direct financing leases, equity investments in real estate, operating real estate and intangible assets related to management contracts.
Note 14. Subsequent Event
In October 2008, we announced that our board of directors had approved a program to repurchase up to $10 million of our common stock through December 15, 2008. Through November 5, 2008, we repurchased shares totaling $2.3 million under this program.
W. P. Carey 9/30/2008 10-Q — 19

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
Business Overview
We provide long-term sale-leaseback and build-to-suit transactions for companies worldwide and manage a global investment portfolio. We operate two business segments, investment management and real estate ownership, as described below. As of September 30, 2008, we own and manage over 850 commercial properties domestically and internationally, including our own portfolio. Our own portfolio is comprised of our full or partial ownership interest in 187 commercial properties, substantially all of which are net leased to 84 tenants, with a total of approximately 18 million square feet (on a pro rata basis) and an occupancy rate of approximately 95%.
Within our investment management segment, we are currently the advisor to the following affiliated publicly-owned, non-traded real estate investment trusts: Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 15 Incorporated (“CPA®:15”), Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global”) and Corporate Property Associates 17 Incorporated (“CPA®:17 – Global”) (collectively, the “CPA® REITs”).
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
Highlights
Factors Affecting Comparability
Under the terms of our advisory agreement with CPA®:16 – Global, certain revenues were to be deferred and were not payable to us until CPA®:16 – Global met an agreed-upon performance criterion. In June 2007, CPA®:16 – Global met its performance criterion, and as a result, we recognized previously deferred revenue totaling $45.9 million (consisting of asset management revenue of $11.9 million, structuring revenue of $31.7 million and interest income on the previously deferred structuring revenue of $2.3 million). Net income recognized in connection with CPA®:16 – Global achieving its performance criterion totaled $21.6 million. In addition, as a result of CPA®:16 – Global meeting its performance criterion, we recognized and paid to certain employees incentive and commission compensation of $6.2 million and interest thereon of $0.4 million that had previously been deferred. This second quarter 2007 event, which did not recur in 2008, had a significant positive impact on the results of our investment management segment for the nine months ended September 30, 2007 and as such makes it difficult to compare current year-to-date results with the comparable prior year period.
Financial Highlights
-	Total revenues, excluding reimbursed costs from affiliates, were $55.3 million for the third quarter of 2008, compared to $51.2 million in the third quarter of 2007, and $149.8 million for the nine months ended September 30, 2008, compared to $198.2 million for the nine months ended September 30, 2007. Revenues from our investment management operations for the nine months ended September 30, 2007 included the recognition of previously deferred revenue totaling $45.9 million from CPA®:16 – Global meeting its performance criterion. We also experienced record investment volume during the nine months ended September 30, 2007.
W. P. Carey 9/30/2008 10-Q — 20

-	Net income was $19.2 million for the third quarter of 2008, compared to $20.4 million in the third quarter of 2007, and $56.1 million in the nine months ended September 30, 2008, compared to $73.2 million in the comparable prior year period. Net income from investment management for the nine months ended September 30, 2007 was positively affected by the $21.6 million recognized upon the achievement of CPA®:16 – Global’s performance criterion. Net income from our real estate ownership increased by $0.3 million and $6.8 million, respectively, for the three and nine months ended September 30, 2008 over the comparable prior year periods.

-	Cash flow from operating activities for the nine months ended September 30, 2008 was $47.5 million, compared to $24.9 million for the prior year period. Our cash flows fluctuate period to period due to a number of factors as described in Financial Condition below. Cash flow from operating activities during 2008 was affected both by the receipt in January 2008 of $28.3 million of deferred acquisition revenue from CPA®:16 – Global, which revenue had been recognized at the time CPA®:16 – Global met its performance criterion in June 2007, and by the payment of $30 million related to the SEC settlement. During the nine months ended September 30, 2007, cash flow from operating activities was affected by the payment of taxes of approximately $21 million in connection with revenue earned in December 2006 from the CPA®:12 / CPA®:14 merger and deferred compensation totaling $6.6 million in connection with CPA®:16 – Global achieving its performance criterion.

-	Our quarterly cash distribution increased to $0.492 per share for the third quarter of 2008, or $1.968 per share on an annualized basis.
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
Managed Portfolio Highlights
Acquisition Activity — We earn revenue from the acquisition and disposition of assets on behalf of the CPA® REITs. The revenue we earn from the disposition of assets is recognized upon liquidation of a CPA® REIT’s portfolio. During the three months ended September 30, 2008, we structured real estate investments totaling approximately $259 million on behalf of the CPA® REITs.
Fundraising Activity — Since commencing its initial public offering to raise up to $2 billion of common stock in December 2007, CPA®:17 – Global has raised more than $300 million through November 5, 2008.
Current Trends
The deterioration in the credit and real estate financing markets that occurred in the second half of 2007 continued and substantially worsened in the first nine months of 2008. In addition, deteriorating economic conditions have resulted in heightened turmoil in the financial markets. In recent months, many markets have experienced nearly unprecedented volatility. We expect these markets, both domestic and international, to remain subject to continued volatility for the foreseeable future, a condition which necessarily renders any discussion of current trends highly uncertain. Nevertheless, our view of current trends is presented below:
Investment Opportunities
In times such as the present, when financing is difficult to obtain, we believe sale-leaseback transactions can often be a more attractive alternative for a corporation to raise capital, which may result in increased and more attractive investment opportunities for our managed funds. However, as a result of the deterioration in the real estate financing markets, it has become extremely difficult for us to obtain financing for sale-leaseback transactions, and we expect to complete no more than a limited number of transactions on behalf of the CPA® REITs for the remainder of 2008. While the difficult financing markets have limited our ability to complete transactions, pricing on potential sale-leaseback transactions has started to become more attractive so that we may be able to achieve desired returns that would allow us to complete some transactions without financing. We believe the pricing improvements are due, in part, to the continued deterioration in the credit markets, which has made obtaining financing for most companies extremely difficult. We earn structuring revenue on acquisitions completed on behalf of the CPA® REITs and expect such revenue to fluctuate based on changes in our investment volume period over period.
Certain of the sale-leaseback opportunities in which we invest on behalf of our managed funds arise in connection with private equity transactions. While private equity firms have raised a significant amount of capital for investment in recent periods, transaction volume has decreased significantly in part as a result of the deterioration in the credit financing markets. As a result, our participation in new private equity transactions has also decreased. While this is likely to affect us in the near term, we believe that attractive
W. P. Carey 9/30/2008 10-Q — 21

investment opportunities, including future participation in either new private equity transactions or transactions with existing portfolio companies owned by private equity firms, will be available to our managed funds.
International investments continue to make up a significant portion of our investment activity on behalf of the CPA® REITs. For the nine months ended September 30, 2008, international investments accounted for 53% of total investments we made on behalf of the CPA® REITs. For the year ended December 31, 2007, international investments accounted for 55% of total investments. We currently expect international transactions to continue to comprise a significant portion of the investments we make on behalf of the CPA® REITs, although the percentage of international investments in any given period may vary substantially.
Fundraising
During times of heightened turmoil in the financial markets, investors are generally more cautious and may delay investment decisions. While we have been pleased with our fundraising results to date, and raised slightly more funds in the third quarter of 2008 than in the second quarter, the pace of fundraising slowed beginning in September 2008. We cannot predict what fundraising trends will be in the future, and while we have recently added to the number of selected dealers for CPA®:17 - Global, these additional outlets are not expected to account for a material percentage of CPA®:17 - Global’s sales in the near term. Since commencing fundraising on behalf of CPA®:17 - Global in late December 2007, we have raised more than $300 million through November 5, 2008.
Financing Conditions
The real estate financing markets have continued to deteriorate during 2008, making it increasingly difficult to finance new investments both domestically and internationally. We expect these conditions to continue in the near term and cannot predict when these markets will recover. At present, financing on behalf of the CPA® REITs, particularly for larger transactions and for certain property types, is not available. However, as described above, pricing on potential sales-leaseback transactions is starting to improve and may allow us to complete some transactions without financing.
The deterioration in the real estate financing markets has also made refinancing debt extremely difficult. All of our property level debt is non-recourse, which means that if we default on a mortgage obligation our exposure is generally limited to the equity we have invested in that property. In addition, we have a $250 million line of credit, maturing in 2011, that can be increased to $300 million and extended for an additional year subject to satisfying certain conditions. This line of credit can be used for working capital needs and other commitments and may be used for future investments. The line of credit contains covenants that restrict the amount of distributions that we can pay. We are in compliance with the line of credit’s covenants at September 30, 2008.
Credit Conditions/Commercial Real Estate
Over the last several years, commercial real estate values have risen significantly as a result of the relatively low long-term interest rate environment and aggressive credit conditions. In addition, credit spreads have been narrow compared to historical averages. As a result, we have benefited from increases in the valuations of the CPA® REIT portfolios through our ownership of shares in the CPA® REITs and increased management revenue. Although long-term interest rates remain relatively low by historical standards, there has been a significant increase in credit spreads across the credit spectrum. Increases in credit spreads or deterioration in individual tenant credits may lower the appraised values of properties owned by the CPA® REITs we manage and thereby reduce our asset management revenues and the investment performance of the CPA® REITs. We generally enter into long term leases with our tenants to mitigate the impact that fluctuations in interest rates have on the values of the portfolios we manage.
Corporate Defaults
We expect that corporate defaults may increase during the remainder of 2008 and beyond, which will require more intensive management of both the assets we own and those we manage on behalf of the CPA® REITs. We believe that our emphasis on ownership of assets that are critically important to a tenant’s operations mitigates, to some extent, the risk of a tenant defaulting on its lease upon filing for bankruptcy protection. In addition, we attempt to diversify the portfolios by tenant and tenant industry to mitigate the effect of tenant defaults. However, even where defaults do not occur, a tenant’s credit profile may deteriorate which in turn could affect the value of the lease and may require us to incur impairment charges on properties we own, even where the tenant is continuing to make the required lease payments. Furthermore, a tenant may reject our lease in bankruptcy, which could subject us to losses as the property may be worth less without the lease. Corporate defaults by tenants in the CPA® REIT portfolios could also have a negative impact on our results of operations through our income from equity investments in CPA® REITs and our ability to market CPA®:17 – Global.
We closely monitor tenant performance for our own and our managed portfolios through review of financial statements, meetings with management and review of financial covenant compliance where we have financial covenants. We have seen an increase in the level of stress of tenants in certain industries, including among others automotive parts, home building materials and food industries. We have also seen that consumer- related industries are feeling the effects of the slowing economy, as well as businesses that have operated with relatively higher levels of leverage.
We monitor closely rent delinquencies as a precursor to a potential default. We have seen a small increase in rent delinquencies in 2008. We have devoted additional resources to enhance tenant monitoring and rent collection activities. Nevertheless, we expect in the next year that there may be additional corporate defaults in these portfolios.
We believe that our portfolio and those we manage on behalf of the CPA® REITs are reasonably well diversified and do not contain any unusual concentrations of credit risk. None of the portfolios we own or manage has any significant concentration of tenants in the financial services industry.
W. P. Carey 9/30/2008 10-Q — 22

Lease Expirations
A significant amount of the leases in our owned portfolio expire by 2011. Based on annualized contractual lease revenue, lease expirations for each of the next few years are as follows: 8% in 2009, 18% in 2010, and 18% in 2011. We actively manage our portfolio and work with tenants generally beginning three years prior to lease expiration. In certain cases, we obtain lease renewals from our tenants. However, tenants may exercise purchase options rather than renew their lease, and we may seek replacement tenants or sell the property.
Competition
As a result of the continued deterioration in the credit and real estate financing markets, we believe there is a decrease in the level of competition for the investments we make on behalf of our managed funds, both domestically and internationally.
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
Exchange Rate Movements
We have foreign investments and as a result are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Despite the strengthening of the U.S. dollar in the final weeks of the third quarter of 2008, the average rate for the U.S. dollar in relation to the Euro for both the three and nine months ended September 30, 2008 was considerably weaker than the comparable prior year periods, resulting in a positive impact on our results of operations for Euro-denominated investments. Significant deterioration in the value of the Euro could have an adverse impact on our results of operations, and those of our managed funds, in the future. Investments denominated in the Euro accounted for approximately 9% and 11% of our annualized lease revenues at September 30, 2008 and 2007, respectively.
W. P. Carey 9/30/2008 10-Q — 23

Results of Operations
We evaluate our results of operations by our two major business segments — investment management and real estate ownership. A summary of comparative results of these business segments is as follows:
Investment Management (in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	Change	2008	2007	Change
Revenues
Asset management revenue	$20,205	$18,648	$1,557	$60,370	$63,886	$(3,516)
Structuring revenue	10,818	9,778	1,040	17,403	67,809	(50,406)
Wholesaling revenue	1,517	—	1,517	4,145	—	4,145
Reimbursed costs from affiliates	11,303	3,422	7,881	32,749	10,141	22,608

	43,843	31,848	11,995	114,667	141,836	(27,169)

Operating Expenses
General and administrative	(15,423)	(10,461)	(4,962)	(42,165)	(41,767)	(398)
Reimbursable costs	(11,303)	(3,422)	(7,881)	(32,749)	(10,141)	(22,608)
Depreciation and amortization	(1,160)	(1,046)	(114)	(3,285)	(3,133)	(152)

	(27,886)	(14,929)	(12,957)	(78,199)	(55,041)	(23,158)

Other Income and Expenses
Other interest income	586	1,087	(501)	1,667	4,974	(3,307)
Income from equity investments in CPA® REITs	200	6,004	(5,804)	4,759	7,972	(3,213)
Minority interest in loss (income)	304	(154)	458	697	(2,870)	3,567
Gain (loss) on foreign currency transactions and other, net	—	—	—	1,850	(12)	1,862

	1,090	6,937	(5,847)	8,973	10,064	(1,091)

Income from continuing operations before income taxes	17,047	23,856	(6,809)	45,441	96,859	(51,418)
Provision for income taxes	(5,846)	(11,171)	5,325	(20,186)	(47,685)	27,499

Net income from investment management	$11,201	$12,685	$(1,484)	$25,255	$49,174	$(23,919)

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
For the three months ended September 30, 2008 as compared to the same period in 2007, asset management revenue increased by $1.6 million, primarily due to higher investment activity of the CPA® REITs in the current year period.
For the nine months ended September 30, 2008 as compared to the same period in 2007, asset management revenue decreased by $3.5 million, primarily due to the recognition of $11.9 million of previously deferred performance revenue from CPA®:16 – Global during the second quarter of 2007 following the achievement of its performance criterion, partially offset by higher investment activity of the CPA® REITs in the current year period and increases in the annual estimated net asset valuations of CPA®:14 and CPA®:15 compared with the prior year.
Recent real estate investment volume includes over $1 billion (inclusive of a $446.4 million investment in April 2007) in investments on behalf of the CPA® REITs during 2007 and $384 million during the nine months ended September 30, 2008.
W. P. Carey 9/30/2008 10-Q — 24

Currently, annual estimated net asset valuations are performed for CPA®:14, CPA®:15 and CPA®:16 – Global. As a result of the annual valuations at December 31, 2007: CPA®:14’s estimated net asset value increased to $14.50 per share (from $13.20); CPA®:15’s estimated net asset value increased to $12.20 per share (from $11.40) and CPA®:16 – Global’s initial valuation totaled $10.00 per share, which is equivalent to its initial offering price. In July 2008, as a result of a valuation performed as of April 30, 2008, CPA®:14’s estimated net asset value was adjusted downward to $14.00 per share. This reduction in CPA®:14’s NAV did not have a significant impact on asset management revenue for the third quarter of 2008 and is not expected to have a significant impact on asset management revenue for the remainder of 2008.
Structuring Revenue
Structuring revenue includes current and deferred acquisition revenue from structuring investments and transactions on behalf of the CPA® REITs. Investment activity is subject to significant period-to-period variation.
For the three months ended September 30, 2008 as compared to the same period in 2007, structuring revenue increased by $1 million, primarily due to an increase in investment volume in the current quarter.
For the nine months ended September 30, 2008 as compared to the same period in 2007, structuring revenue decreased by $50.4 million. This decrease is primarily the result of the recognition of $31.7 million of previously deferred structuring revenue from CPA®:16 – Global in the nine months ended September 30, 2007 in addition to a significant decrease in investment volume in the current year -to-date period.
We structured real estate investments totaling $259 million and $384 million, respectively, for the three and nine months ended September 30, 2008 as compared with $214 million and $950 million, respectively, for the comparable prior year periods. In addition to structuring real estate investments, during the nine months ended September 30, 2008 we also acquired $20 million of commercial mortgage-backed securities on behalf of CPA®:17 – Global, for which we earned structuring revenues of 1% compared to an average of 4.5% that we generally earn for structuring long-term net lease investments on behalf of the CPA® REITs (Note 3).
Wholesaling Revenue
We earn wholesaling revenue in connection with CPA®:17 – Global’s initial public offering based on the number of shares sold. Wholesaling revenue earned is substantially offset by underwriting costs incurred in connection with the offering. Such underwriting costs are included in general and administrative expenses.
For the three and nine months ended September 30, 2008, we earned wholesaling revenue of $1.5 million and $4.1 million, respectively, in connection with CPA®:17 – Global’s initial pubic offering, which commenced in December 2007.
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
For the three and nine months ended September 30, 2008 as compared to the same periods in 2007, reimbursed and reimbursable costs increased by $7.9 million and $22.6 million, respectively, primarily due to broker-dealer commissions related to CPA®:17 – Global’s initial public offering, which commenced in December 2007.
General and Administrative
For the three months ended September 30, 2008 as compared to the same period in 2007, general and administrative expenses increased by $5 million, primarily due to an increase in compensation-related costs of $1.9 million as well as increases in underwriting costs of $1.4 million, professional fees of $1 million and business development costs of $0.9 million. Underwriting costs were substantially offset by wholesaling revenue earned in connection with providing these services.
Compensation-related costs were higher in the third quarter of 2008 due to several factors, including an increase of $0.7 million in the amortization of stock-based compensation to key officers in connection with a new long-term incentive compensation program implemented in 2008, higher investment volume during the current quarter as compared with the third quarter of 2007 resulting in increased commissions of $0.5 million and severance costs for terminated employees of $0.2 million. Underwriting costs represent costs incurred in connection with CPA®:17 – Global’s initial public offering, which commenced in December 2007. Professional fees represent auditing, tax and consulting services and include fees incurred in connection with our international operations. The increase in business development costs relates primarily to our international operations.
W. P. Carey 9/30/2008 10-Q — 25

For the nine months ended September 30, 2008 as compared to the same period in 2007, general and administrative expenses increased by $0.4 million, primarily due to increases in underwriting costs of $3.6 million, business development costs of $1.8 million and professional fees of $1.4 million. These increases were substantially offset by a decrease in compensation related costs of $6.1 million.
Underwriting costs, professional fees and business development expenses increased due to the same factors described above. Compensation - related costs were significantly higher in the 2007 period, primarily due to CPA®:16 – Global achieving its performance criterion in June 2007 as well as a higher investment volume. As a result of CPA®:16 – Global achieving its performance criterion, we recognized $6.6 million of previously deferred compensation costs in the second quarter of 2007. Lower investment volume in the 2008 period resulted in a decrease in commissions of $3.1 million. The decreases in compensation costs for 2008 were partially offset by an increase of $2.1 million in the amortization of stock-based compensation to key officers as described above and severance costs of $0.3 million.
Other Interest Income
Other interest income is primarily comprised of interest earned on deferred structuring revenue due from the CPA® REITs.
For the three and nine months ended September 30, 2008 as compared to the same periods in 2007, other interest income decreased by $0.5 million and $3.3 million, respectively. The 2007 comparable periods include interest earned on $31.7 million of deferred structuring revenue due from CPA®:16 – Global. As a result of CPA®:16 – Global achieving its performance criterion, we recognized interest income of $2.3 million in June 2007 that had been previously deferred and received the first annual installment of the deferred structuring revenue totaling $28.3 million in January 2008.
Income from Equity Investments in CPA® REITs
Income from equity investments in CPA® REITs represents our proportionate share of net income (revenues less expenses) from our investments in the CPA® REITs in which we have a non-controlling interest but exercise significant influence.
For the three and nine months ended September 30, 2008 as compared to the same periods in 2007, income from equity investments in CPA® REITs decreased by $5.8 million and $3.2 million, respectively, primarily due to the recognition of out-of-period adjustments totaling $4.4 million and $3.5 million for the three and nine months ended September 30, 2007, respectively (Note 2). We also recognized approximately $0.7 million less in each of the current year periods from our equity investment in CPA®:15, primarily as a result of impairment charges recognized by CPA®:15 during the third quarter of 2008. These decreases were partially offset by the recognition of our share of overall increases in net income in CPA®:14 and CPA®:16 – Global. Our share of CPA®:17 – Global’s operating results for all periods presented was not significant as it is currently in its initial fundraising phase and has made a limited number of investments.
Minority Interest in Loss (Income)
We consolidate investments in which we are deemed to have a controlling interest. Minority interest in income represents the proportionate share of net income (revenue less expenses) from such investments that is attributable to the partner(s) holding the non-controlling interest. Minority interest is comprised of the results of operations of our subsidiary, W. P. Carey International (“WPCI”), in which two of our employees own a minority interest and reimbursements from a partnership agreement with certain affiliates, including the CPA® REITs, to share the costs associated with leasing the home office space. Such costs are allocated among the participants in the entity based on gross revenues and are adjusted quarterly.
For the three months ended September 30, 2008, we recognized minority interest in loss of $0.3 million as compared to minority interest in income of $0.2 million in the same period in 2007. Our share of the loss generated from the cost sharing partnership agreement with certain affiliates remained relatively unchanged between the two periods. However, results of operations for WPCI were lower during the third quarter of 2008 as compared to 2007 because, beginning in the third quarter of 2008, WPCI no longer earns revenue from the management of our international assets as such revenue is now earned by a separate wholly-owned subsidiary, which is located in Amsterdam.
For the nine months ended September 30, 2008, we recognized minority interest in loss of $0.7 million as compared to minority interest in income of $2.9 million in the same period in 2007. Results of operations for WPCI were significantly lower in 2008, primarily due to the recognition, in June 2007, of previously deferred asset management and structuring revenue from CPA®:16 – Global achieving its performance criterion and a reduction in international investment volume. As described above, 2007 was a record year in terms of investment volume with a significant portion coming from international investments. In addition, our share of the loss generated from the cost sharing partnership agreement with certain affiliates increased by $0.3 million.
W. P. Carey 9/30/2008 10-Q — 26

Gain (Loss) on Foreign Currency Transactions and Other, Net
We recognized a gain of $1.8 million for the nine months ended September 30, 2008 related to an insurance reimbursement of certain professional services costs in July 2008, which were incurred in connection with the SEC investigation that we settled in the first quarter of 2008. There were no gains or losses on foreign currency transactions and other, net for either of the three month periods ended September 30, 2008 or 2007.
Provision for Income Taxes
For the three months ended September 30, 2008 as compared to the same period in 2007, our provision for income taxes decreased by $5.3 million. The reduction for the current year period was due to several factors, including reductions in tax-generating intercompany transactions, international asset management revenue being taxed in a foreign jurisdiction beginning in the third quarter of 2008, and a reduction in the amount of shares in the CPA® REITs that we hold in taxable subsidiaries.
For the nine months ended September 30, 2008 as compared to the same period in 2007, our provision for income taxes decreased by $27.5 million. The reduction for the current year period was due to the same factors described above. In addition, our provision for income taxes for the nine months ended September 30, 2007 included taxes on asset management and structuring revenue recognized in the second quarter of 2007 as a result of CPA®:16-Global achieving its performance criterion.
Net Income from Investment Management
For the three and nine months ended September 30, 2008 as compared to 2007, the resulting net income from investment management decreased by $1.5 million and $23.9 million, respectively.
Real Estate Ownership (in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	Change	2008	2007	Change
Revenues
Lease revenues	$18,959	$18,965	$(6)	$57,583	$56,583	$1,000
Other real estate income	3,834	3,764	70	10,261	9,879	382

	22,793	22,729	64	67,844	66,462	1,382

Operating Expenses
General and administrative	(1,590)	(1,862)	272	(6,077)	(5,857)	(220)
Depreciation and amortization	(5,235)	(5,037)	(198)	(15,480)	(16,422)	942
Property expenses	(1,815)	(2,282)	467	(5,555)	(5,069)	(486)
Impairment charge	(538)	—	(538)	(538)	—	(538)
Other real estate expenses	(1,989)	(2,255)	266	(6,204)	(6,080)	(124)

	(11,167)	(11,436)	269	(33,854)	(33,428)	(426)

Other Income and Expenses
Other interest income	166	201	(35)	526	556	(30)
Income from equity investments in real estate	2,072	2,941	(869)	6,158	5,340	818
Minority interest in income	(407)	(351)	(56)	(1,193)	(1,041)	(152)
Gain on sale of investment in direct financing lease	1,103	—	1,103	1,103	—	1,103
(Loss) gain on sale of securities, foreign currency transactions and other, net	(1,566)	1,029	(2,595)	1,243	1,396	(153)
Interest expense	(5,004)	(5,269)	265	(14,579)	(15,271)	692

	(3,636)	(1,449)	(2,187)	(6,742)	(9,020)	2,278

Income from continuing operations before income taxes	7,990	9,844	(1,854)	27,248	24,014	3,234
Benefit from (provision for) income taxes	7	(225)	232	(219)	(1,128)	909

Income from continuing operations	7,997	9,619	(1,622)	27,029	22,886	4,143
(Loss) income from discontinued operations	—	(1,895)	1,895	3,863	1,179	2,684

Net income from real estate operations	$7,997	$7,724	$273	$30,892	$24,065	$6,827

W. P. Carey 9/30/2008 10-Q — 27

Our real estate ownership consists of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues is as follows (in thousands):

	Nine months ended September 30,
	2008	2007
Rental income	$49,212	$47,466
Interest income from direct financing leases	8,371	9,117

	$57,583	$56,583

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations (in thousands):

	Nine months ended September 30,
	2008	2007
Bouygues Telecom, S.A. (a) (b) (c)	$4,828	$4,066
CheckFree Holdings Corporation Inc. (b)	3,609	3,541
Daimler Trucks North America LLC	3,476	3,476
Dr Pepper Bottling Company of Texas	3,412	3,370
U.S. Airways Group(d)	2,268	2,128
Orbital Sciences Corporation	2,267	2,267
Titan Corporation	2,185	2,185
AutoZone, Inc.(d)	1,675	1,747
Lucent Technologies, Inc.	1,496	1,377
Quebecor Printing, Inc.	1,455	1,455
Sybron Dental Specialties Inc.	1,328	1,328
Unisource Worldwide, Inc.	1,259	1,265
Werner Corporation	1,220	1,220
BE Aerospace, Inc.	1,181	1,181
CSS Industries, Inc.	1,177	1,177
Career Education Corporation	1,126	1,126
PPD Development, Inc. (c)	1,109	990
Eagle Hardware & Garden, a subsidiary of Lowe’s Companies(d)	1,069	1,180
Sprint Spectrum, L.P.	1,068	1,068
Enviro Works, Inc.	1,060	1,013
AT&T Corporation	945	945
Omnicom Group Inc.	939	939
BellSouth Telecommunications, Inc.	921	921
United States Postal Service	881	881
Other (a)	15,629	15,737

	$57,583	$56,583

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	Lease revenues applicable to minority interests in the consolidated amounts above total $8.4 million and $7.6 million for the nine months ended September 30, 2008 and 2007, respectively.

(c)	Increase is due to CPI-based (or equivalent) rent increase.

(d)	Revenue amounts are subject to fluctuations in percentage rents.
W. P. Carey 9/30/2008 10-Q — 28

We recognize income from equity investments in real estate of which lease revenues are a significant component. Net lease revenues from these ventures (for the entire venture, not our proportionate share) are as follows (dollars in thousands):

	Ownership Interest at	Nine months ended September 30,
Lessee	September 30, 2008	2008	2007
Carrefour France, S.A. (a)	46%	$16,581	$14,015
Medica — France, S.A. (a)	46%	5,519	4,628
Schuler A.G. (a) (b)	33%	5,263	—
Federal Express Corporation	40%	5,213	5,156
Information Resources, Inc.	33%	3,729	3,729
Sicor, Inc.	50%	2,507	2,507
Hologic, Inc.	36%	2,488	2,407
Consolidated Systems, Inc.	60%	1,373	1,373
Childtime Childcare, Inc.	34%	939	963
The Retail Distribution Group	40%	606	606

		$44,218	$35,384

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	We acquired our interest in this venture in December 2007.
The above table does not reflect our share of interest income from our 5% interest in a venture that acquired a note receivable in April 2007. The venture recognized interest income (for the entire venture, not our proportionate share) of $28.8 million and $12.6 million for the nine months ended September 30, 2008 and 2007, respectively.
Lease Revenues
For the three months ended September 30, 2008 as compared to the same period in 2007, lease revenues (rental income and interest income from direct financing leases) remained relatively unchanged as lease revenues from rent increases at several properties were offset by the impact of recent property sales and lease expirations.
For the nine months ended September 30, 2008 as compared to the same period in 2007, lease revenues increased by $1 million, primarily due to the favorable impact of fluctuations in foreign currency exchange rates of $0.9 million and rent increases at several properties totaling $0.6 million. These increases were partially offset by the impact of property sales and lease expirations.
Our net leases generally have rent increases based on formulas indexed to increases in the CPI or other indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future.
General and Administrative
For the three months ended September 30, 2008 as compared to the same period in 2007, general and administrative expenses decreased by $0.3 million, primarily due to professional fees incurred in the third quarter of 2007 related to our corporate restructuring.
For the nine months ended September 30, 2008 as compared to the same period in 2007, general and administrative expenses increased by $0.2 million, primarily due to expenses incurred in connection with opening our Amsterdam office in July 2008.
Depreciation and Amortization
For the three months ended September 30, 2008 as compared to the same period in 2007, depreciation and amortization expense increased by $0.2 million, primarily due to an increase in depreciation at Livho (a subsidiary that operates a Radisson hotel franchise in Michigan) which completed its renovation work in May 2008.
For the nine months ended September 30, 2008 as compared to the same period in 2007, depreciation and amortization expense decreased by $0.9 million, primarily due to the result of in-place lease intangible assets at certain properties that became fully amortized in 2007 as well as the acceleration of depreciation on certain Livho assets in 2007.
W. P. Carey 9/30/2008 10-Q — 29

Property Expenses
For the three months ended September 30, 2008 as compared to the same period in 2007, property expenses decreased by $0.5 million. Property expenses in the third quarter of 2007 included an increase in uncollected rent expense from certain tenants.
For the nine months ended September 30, 2008 as compared to the same period in 2007, property expenses increased by $0.5 million, primarily due to increases in other property related expenses, including professional services, insurance and utilities, and to a lesser extent increases in reimbursable tenant costs. Actual recoveries of reimbursable tenant costs are recorded as both revenue and expense and therefore have no impact on net income.
Impairment Charge
We recognized an impairment charge of $0.5 million during the three and nine months ended September 30, 2008 at a domestic property as we expect to sell this property for less than its carrying amount.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have a non-controlling interest but exercise significant influence.
For the three months ended September 30, 2008 as compared to the same period in 2007, income from equity investments in real estate decreased by $0.9 million, primarily due to the recognition of a $1.3 million out-of-period adjustment in the third quarter of 2007 (Note 2), which was partially offset by income earned from investment activity in 2007 totaling $0.6 million.
For the nine months ended September 30, 2008 as compared to the same period in 2007, income from equity investments in real estate increased by $0.8 million, primarily due to income earned from investment activity in 2007 totaling $1.7 million, partially offset by the recognition of a $0.7 million out-of-period adjustment in the third quarter of 2007 (Note 2).
Gain on Sale of Investment in Direct Financing Lease
During the three and nine months ended September 30, 2008, we sold our investment in a direct financing lease for $5 million, net of selling costs, and recognized a net gain on sale of $1.1 million.
(Loss) Gain on Sale of Securities, Foreign Currency Transactions and Other, Net
For the three months ended September 30, 2008, we recognized a net loss on the sale of securities, foreign currency transactions and other, net of $1.6 million as compared with a net gain of $1 million in the same period in 2007. This net loss is primarily due to a decrease in cumulative unrealized foreign currency gains recognized due to changes in foreign currency exchange rates on notes receivable from international subsidiaries.
For the nine months ended September 30, 2008 as compared to the same period in 2007, gain on the sale of securities, foreign currency transactions and other, net decreased by $0.2 million, primarily due to a loss incurred in connection with the write off of certain warrants. Increases in realized foreign currency gains arising on the repatriation of cash from foreign operations were largely offset by decreases in cumulative unrealized foreign currency gains as described above.
Income from Continuing Operations
For the three months ended September 30, 2008 as compared to the same period in 2007, the resulting income from continuing operations decreased by $1.6 million. For the nine months ended September 30, 2008 as compared to the same period in 2007, the resulting income from continuing operations increased by $4.1 million.
Discontinued Operations
For the three months ended September 30, 2008, we had no income from the operations of discontinued properties. For the nine months ended September 30, 2008, we earned income from the operations of discontinued properties of $3.9 million, which was primarily comprised of proceeds received from a former tenant in payment of a $3.8 million legal judgment in our favor.
For the three months ended September 30, 2007, we incurred a loss from discontinued operations of $1.9 million, primarily due to the recognition of an impairment charge of $2.3 million to reduce a domestic property’s carrying value to its net sales proceeds. For the nine months ended September 30, 2007, we earned income from discontinued operations of $1.2 million, which was primarily comprised of lease termination revenue of $1.9 million and a net gain of $1 million from the sale of two domestic properties. These increases were partially offset by the impairment charge of $2.3 million described above.
W. P. Carey 9/30/2008 10-Q — 30

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
Although our cash flows may fluctuate from period to period, we believe that we will generate sufficient cash from operations and, if necessary, from the proceeds of non-recourse mortgage loans, unused capacity on our line of credit and the issuance of additional equity securities to meet our short-term and long-term liquidity needs. We assess our ability to access capital on an ongoing basis. There has been no material change in our financial condition since December 31, 2007. Our use of cash during the period is described below.
Operating Activities
During the nine months ended September 30, 2008, we used our cash flows from operations along with existing cash resources and borrowings under our line of credit to fund distributions to shareholders and make purchases of common stock under a share repurchase program that was terminated in March 2008. Cash flows from operations were also impacted during the nine months ended September 30, 2008 by payments made related to the SEC settlement totaling $30 million.
During the nine months ended September 30, 2008, we received revenue of $30 million from providing asset-based management services on behalf of the CPA® REITs, exclusive of that portion of such revenue being satisfied by the CPA® REITs through the issuance of their restricted common stock rather than paying cash (see below). We also received revenue of $10.2 million in connection with structuring investments on behalf of the CPA® REITs. In January 2008, we received $47.1 million related to the annual installment of deferred acquisition revenue from CPA®:14, CPA®:15 and CPA®:16 – Global, including interest. This included previously deferred structuring revenues of $28.3 million from CPA®:16 – Global, which met its performance criterion in June 2007.
In 2007, we elected to receive all performance revenue from CPA®:14, CPA®:15 and CPA®:16 – Global, as well as the asset management revenue payable by CPA®:16 – Global, in restricted shares rather than cash. For 2008, we have elected to continue to receive all performance revenue from CPA®:14, CPA®:15, CPA®:16 – Global and CPA®:17 – Global in restricted shares rather than cash. However, for 2008 we have elected to receive the base asset management revenue from CPA®:16 – Global in cash (rather than in stock, as in the prior year), which benefited operating cash flows by $9 million during the nine months ended September 30, 2008. We expect that the election to receive our performance revenue in restricted shares will continue to have a negative impact on cash flows during the remainder of 2008.
During the nine months ended September 30, 2008, our real estate ownership provided cash flows (contractual lease revenues, net of property-level debt service) of approximately $43.9 million.
Investing Activities
Our investing activities are generally comprised of real estate transactions (purchases and sales) and capitalized property related costs. During the nine months ended September 30, 2008, we used $8.4 million to make capital improvements to existing properties. Cash inflows during this period included distributions from equity investments in real estate and CPA® REITs in excess of equity income of $7.6 million, proceeds from the sale of real estate interests of $5.1 million and a refund of $3.2 million of foreign taxes previously paid on the purchase of real estate.
Financing Activities
During the nine months ended September 30, 2008, we paid distributions to shareholders of $68 million, inclusive of a special distribution of approximately $10.6 million paid in January 2008 in connection with our corporate restructuring that was completed during 2007, and made scheduled mortgage principal payments totaling $7.2 million. We also used $7.6 million to repay a loan from certain affiliates. Borrowings under our line of credit increased overall by $10.8 million since December 31, 2007 and were comprised of gross borrowings of $112.8 million and repayments of $102 million. Borrowings under our line of credit were used for several purposes, including making payments in connection with the SEC settlement. We also obtained $10.2 million of non-recourse mortgage financing on an unleveraged property. During the nine months ended September 30, 2008, we raised $21.2 million from the issuance of shares of our common stock, primarily as a result of the exercise of certain warrants in 2008 (Note 11) and to a lesser extent as a result of purchases under our distribution reinvestment program. In connection with a share repurchase program, we repurchased shares totaling $5.1 million through the date of the program’s termination in March 2008.
W. P. Carey 9/30/2008 10-Q — 31

Summary of Financing
The table below summarizes our mortgage notes payable and credit facilities as of September 30, 2008 and 2007, respectively (dollars in thousands).

	September 30,
	2008	2007
Balance
Fixed rate	$177,463	$194,521
Variable rate (a)	151,515	153,874

	$328,978	$348,395

Percent of total debt
Fixed rate	54%	56%
Variable rate (a)	46%	44%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	6.3%	6.4%

Variable rate (a)	4.3%	6.1%

(a)	Included in variable rate debt as of September 30, 2008 is (i) $73.5 million outstanding under our line of credit, (ii) $44.7 million in variable rate debt (inclusive of $35.2 million outstanding under our secured credit facility) that has been effectively converted to fixed rates or subject to cap through interest rate swap or interest rate cap derivative instruments (Note 10) and (iii) $28.3 million in mortgage obligations that are currently fixed rate but which have interest rate reset features that may change the interest rates to then prevailing market fixed rates (subject to specified caps) at certain points in their term. There are no interest rate resets scheduled during the next twelve months.
Cash Resources
At September 30, 2008, our cash resources consisted of the following:
-	Cash and cash equivalents totaling $20.5 million. Of this amount $10 million, at current exchange rates, was held in foreign bank accounts, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;

-	Line of credit with unused capacity of up to $176.5 million, which may also be used to loan funds to our affiliates. Our lender has issued letters of credit totaling $4 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under this facility; and

-	We have the potential to borrow against a portion of the value of our currently unleveraged properties, which had an aggregate carrying value of $246.9 million.
Our cash resources can be used for working capital needs and other commitments and may be used for future investments. We continue to evaluate fixed-rate financing options, such as obtaining non-recourse financing on our unleveraged properties. Any financing obtained may be used for working capital objectives and may be used to pay down existing debt balances. A summary of our secured and unsecured credit facilities is provided below (in thousands):

	September 30, 2008		December 31, 2007
	Outstanding	Maximum	Outstanding	Maximum
	Balance	Available	Balance	Available
Line of credit	$73,500	$250,000	$62,700	$250,000
Secured credit facility	35,185	35,185	35,581	105,000

	$108,685	$285,185	$98,281	$355,000

Line of credit
In June 2007, we entered into a $250 million revolving line of credit to replace our previous $175 million line of credit that was due to expire in July 2007. The line of credit, which matures in June 2011, can be increased up to $300 million upon satisfaction of certain conditions and provides for a one-year extension option subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.125% of the total commitments under the facility at that time. However, such expansion is at the discretion of the lenders.
W. P. Carey 9/30/2008 10-Q — 32

The line of credit provides for an annual interest rate, at our election, of either (i) LIBOR plus a spread that ranges from 75 to 120 basis points depending on our leverage or (ii) the greater of the lender’s prime rate and the Federal Funds Effective Rate plus 50 basis points. At September 30, 2008, the average interest rate on advances on the line of credit was 3.8%. In addition, we pay an annual fee ranging between 12.5 and 20 basis points of the unused portion of the line of credit, depending on our leverage ratio. Based on our leverage ratio at September 30, 2008, we pay interest at LIBOR plus 75 basis points and pay 12.5 basis points on the unused portion of the line of credit. The line of credit has financial covenants that among other things require us to maintain a minimum equity value and meet or exceed certain operating and coverage ratios. We were in compliance with these covenants as of September 30, 2008.
Secured credit facility
In December 2006, Carey Storage, a wholly owned subsidiary, entered into a credit facility for up to $105 million with Morgan Stanley Mortgage Capital Inc. that provided for advances through March 8, 2008, after which no more additional borrowings were available. The credit facility expires in December 2008; however, we have three options to extend the maturity date of this facility for consecutive one year periods on substantially the same terms. We have notified the lender that we intend to exercise the first option to extend the credit facility for an additional year. Extension of this facility is conditional on our meeting certain conditions required by the lender. We do not believe that any failure to extend or replace this facility would materially affect our operations. The credit facility is collateralized by any self-storage real estate assets acquired by Carey Storage with proceeds from the facility. Advances under this facility bear interest at the one-month LIBOR plus a spread of 225 basis points. In March 2008, we entered into an agreement whereby the LIBOR component of interest payable on advances under this facility cannot exceed 4.75% through December 2008. Advances can be prepaid at any time. This facility has financial covenants requiring Carey Storage, among other things, to meet or exceed certain operating and coverage ratios. Carey Storage is in compliance with these covenants as of September 30, 2008.
Cash Requirements
During the next twelve months, cash requirements will include paying distributions to shareholders, repaying our secured credit facility (which had a balance of $35.2 million at September 30, 2008), making scheduled mortgage principal payments, including mortgage balloon payments totaling $33.9 million (inclusive of our share of a balloon payment in connection with a venture in which we account for our interest as an equity investment in real estate), and making distributions to minority partners, as well as other normal recurring operating expenses. We may also seek to use our cash to invest in new properties and maintain cash balances sufficient to meet working capital needs. We may issue additional shares in connection with investments when it is consistent with the objectives of the seller. We intend to extend our secured credit facility through December 2009 (as described above) and have two remaining extension options. We also extended the maturity of a $5 million scheduled balloon payment by an additional year to December 2009. We currently expect to exercise the first one-year extension prior to the scheduled due date for this obligation.
In October 2008, we announced that our board of directors had approved a program to repurchase up to $10 million of our common stock through December 15, 2008. Through November 5, 2008, we repurchased shares totaling $2.3 million under this program.
We expect to meet our capital requirements to fund future investments, any capital expenditures on existing properties and scheduled debt maturities on non-recourse mortgages through use of our cash reserves or unused amounts on our line of credit.
Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and contractual obligations as of September 30, 2008 and the effect that these obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Non-recourse debt — Principal	$255,478	$77,037	$43,616	$38,152	$96,673
Line of credit — Principal	73,500	—	73,500	—	—
Interest on borrowings (a)	65,958	15,634	23,491	12,933	13,900
Operating and other lease commitments (b)	24,618	2,910	5,832	5,982	9,894
Property improvements (c)	2,400	2,400	—	—	—
Other commitments (d)	627	627	—	—	—

	$422,581	$98,608	$146,439	$57,067	$120,467

(a)	Interest on variable rate debt obligations was calculated using the variable interest rates and balances outstanding as of September 30, 2008.

(b)	Operating and other lease commitments consist primarily of the total minimum rents payable on the lease for our principal offices. We are reimbursed by affiliates for their share of the future minimum rents under an office cost-sharing agreement. These amounts are allocated among the entities based on gross revenues and are adjusted quarterly. The table above excludes the rental obligation under a ground lease of a venture in which we own a 46% interest. This obligation totals approximately $2.9 million over the lease term.
W. P. Carey 9/30/2008 10-Q — 33

(c)	Represents remaining commitments to fund certain property improvements.

(d)	Includes estimates for accrued interest and penalties related to uncertain tax positions and a commitment to contribute capital to an investment in India.
Amounts related to our foreign operations are based on the exchange rate of the Euro as of September 30, 2008.
We have employment contracts with certain senior executives. These contracts provide for severance payments in the event of termination under certain conditions including a change of control.
As of September 30, 2008, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
We have investments in unconsolidated joint ventures that own single-tenant properties net leased to corporations. All of the underlying investments are owned with affiliates. Summarized financial information for these ventures (for the entire venture, not our proportionate share) at September 30, 2008 is presented below (dollars in thousands):

			Total Third
Lessee	Ownership Interest	Total Assets	Party Debt	Maturity Date
The Retail Distribution Group	40%	$11,636	$5,501	9/2009
Federal Express Corporation	40%	47,432	40,864	1/2011
Information Resources, Inc.	33%	47,896	22,517	1/2011
Childtime Childcare, Inc.	34%	10,163	6,602	1/2011
Carrefour France, S.A. (a)	46%	176,510	124,609	12/2014
Consolidated Systems, Inc.	60%	17,231	11,737	11/2016
Sicor, Inc.	50%	16,871	35,350	7/2017
Medica — France, S.A. (a)	46%	59,348	43,187	10/2017
Hologic, Inc.	36%	28,366	15,707	5/2023
Schuler A.G. (a)	33%	75,144	—	N/A

		$490,597	$306,074

(a)	Amounts shown are based on the exchange rate of the Euro as of September 30, 2008.
The table above does not reflect our acquisition in April 2007 of a 5% interest in a venture that made a loan (the “note receivable”) to the holder of a 75% interest in a limited partnership owning 37 properties throughout Germany at a total cost of $336 million. In connection with this transaction, the venture obtained non-recourse financing of $284.9 million having a fixed annual interest rate of 5.5% and a term of 10 years. Under the terms of the note receivable, the venture will receive interest that approximates 75% of all income earned by the limited partnership, less adjustments. All amounts are based on the exchange rate of the Euro at the date of acquisition.
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
W. P. Carey 9/30/2008 10-Q — 34

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Our objective in using derivatives is to limit our exposure to interest rate movements. At September 30, 2008, the fair value of our interest rate swaps included in other assets was $0.2 million (Note 10).
At September 30, 2008, a significant portion (approximately 66%) of our long-term debt either bore interest at fixed rates, was fixed through the use of interest rate swap instruments that convert variable rate debt service obligations to a fixed rate, or was at fixed rates but was scheduled to reset to the then prevailing market fixed rates at certain future points in their term. The fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed rate debt at September 30, 2008 ranged from 4.9% to 8.1%. The annual interest rates on our variable rate debt at September 30, 2008 ranged from 3.8% to 5.5%. Our debt obligations are more fully described within the Financial Condition section of Item 2 of this quarterly report. The following table presents principal cash flows based upon expected maturity dates of our debt obligations at September 30, 2008 (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total	Fair value
Fixed rate debt	$2,044	$34,794	$12,555	$25,712	$31,239	$71,119	$177,463	$177,583
Variable rate debt	$40,664	$1,970	$2,049	$75,689	$2,207	$28,936	$151,515	$151,515
A change in interest rates of 1% would increase or decrease the combined fair value of our fixed rate debt by an aggregate of $5.7 million. Annual interest expense on our variable rate debt that does not currently bear interest at fixed rates (inclusive of debt which has been effectively converted to fixed rates through interest rate swap derivative instruments) would increase or decrease by $1.1 million for each 1% change in annual interest rates. As more fully described in Summary of Financing above, a portion of the debt classified as variable rate debt in the tables above currently bears interest at fixed rates but has interest rate reset features that may change the interest rates to variable rates at certain points in their term. Such debt is generally not subject to short-term fluctuations in interest rates.
W. P. Carey 9/30/2008 10-Q — 35

Foreign Currency Exchange Rate Risk
We have foreign operations and transact business in Europe and as a result are subject to risk from the effects of exchange rate movements of the Euro, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. For the Euro, we are currently a net receiver of the foreign currency (we receive more cash than we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the Euro. Net realized foreign currency translation gains were $1.6 million for the nine months ended September 30, 2008. No realized foreign currency translation gains or losses were recognized during the three months ended September 30, 2008. Net unrealized foreign currency translation losses were $1.6 million and $0.1 million for the three and nine months ended September 30, 2008, respectively. Such gains or losses are included in the consolidated financial statements and were primarily due to changes in the value of the Euro on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
Item 4. — Controls and Procedures
Disclosure Controls and Procedures
Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to management, including our chief executive officer and acting chief financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.
Our chief executive officer and acting chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2008 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
W. P. Carey 9/30/2008 10-Q — 36

PART II
Item 1. — Legal Proceedings
As of September 30, 2008, we were not involved in any material litigation.
For a description of the following matter, please refer to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC.
–	Settlement of SEC Investigation
In addition, we note the following:
Maryland Securities Commission
The Maryland Securities Commission has previously sought information from Carey Financial and CPA®:15 relating to the previously settled SEC investigation described in Note 9. While it is possible that Maryland or another state could commence proceedings against Carey Financial relating to the SEC investigation, we do not currently expect that any such proceedings, if commenced, would have a material effect on us incremental to that caused by the SEC settlement described in Note 9.
Payson v. Park et al.
On April 24, 2008, a shareholder, Herbert Payson, filed a shareholder derivative complaint in New York state court against us, as nominal defendant, and certain members of the board of directors and several current and former executive officers alleging breach of their fiduciary duties resulting from the matters alleged in the SEC investigation described in Note 9. Plaintiff claims that the conduct alleged caused damages to us, including but not limited to the $30 million paid by us in connection with our settlement with the SEC and costs incurred in connection with the investigation by the SEC. On June 20, 2008, all defendants filed a motion to dismiss the complaint on the grounds that the shareholder had failed to make a pre-suit demand on the board of directors as required by law and should not be excused from doing so, and a hearing was held on that motion on October 10, 2008. We and the individual defendants intend to defend ourselves vigorously against the action.
Los Angeles Unified School District
In October 2006, a revised complaint was filed in the Los Angeles Superior Court in an action that had named a wholly-owned indirect subsidiary, and other unrelated parties, in a state court action by a private plaintiff alleging various claims under the California False Claims Act that focus on alleged conduct by the Los Angeles Unified School District in connection with its direct application and invoicing for school development and construction funding for a new high school, for which our subsidiary acted as the development manager. We and another of our subsidiaries were named for the first time in the revised complaint, by virtue of an alleged relationship to the subsidiary that was a party to the development agreement, but were not served. In February 2007, the judge dismissed the action against our wholly-owned indirect subsidiary, as well as other defendants, following various substantive and procedural motions. The Plaintiff filed an appeal, and in August 2008, the California Court of Appeal affirmed the dismissal and thereafter denied Plaintiff’s request for a rehearing. In October 2008, Plaintiff filed a Petition for Review by the California Supreme Court, which Petition is pending. The Plaintiff may still seek to serve us and our other subsidiary in this action. However, we believe, based on the information currently available to us, that, if the dismissal is not sustained and if we are served, we and our subsidiaries have meritorious defenses to such claims.
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2008, a corporation wholly-owned by our Chairman, Wm. Polk Carey, exercised warrants to purchase a total of 345,930 shares of our common stock at $23 per share, for which we received proceeds of $8 million.
In October 2008, we announced that our board of directors had approved a program to repurchase up to $10 million of our Common Stock through December 15, 2008.
Item 6. — Exhibits

Exhibit No.	Description	Method of Filing
10.1	Asset Management Agreement dated as of September 2, 2008 between Corporate Property Associates 14 Incorporated and W.P. Carey & Co. B.V.	Filed herewith

10.2	Amendment No. 1 to the Amended and Restated Advisory Agreement dated as of September 2, 2008 between Corporate Property Associates 14 Incorporated and Carey Asset Management Corp.	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Chief Executive Officer and Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
W. P. Carey 9/30/2008 10-Q — 37

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey & Co. LLC
Date 11/7/2008	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and acting Chief Financial Officer (acting Principal Financial Officer)

Date 11/7/2008	By:	/s/ Thomas J. Ridings
Thomas J. Ridings
Executive Director and Chief Accounting Officer (Principal Accounting Officer)

W. P. Carey 9/30/2008 10-Q — 38