Form 10-K
period 2008-12-31
CAREY W P & CO LLC
filed 2009-03-02
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Listed Shares, No Par Value
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this report herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2008, the aggregate market value of the registrants’ Listed Shares held by non-affiliates was $769,197,848.
As of February 23, 2009, there are 39,424,989 Listed Shares of registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2009 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on
Form 10-K.

Forward-Looking Statements
This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described below in Item 1A. Risk Factors of this Report. We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Report.
As used in this Report, the terms “we,” “us” and “our” include W. P. Carey & Co. LLC, its consolidated subsidiaries and predecessors, unless otherwise indicated.

W. P. Carey 2008 10-K — 1

PART I
Item 1. Business.
(a) General Development of Business
Overview:
We are a provider of long-term net lease financing for companies worldwide. We invest primarily in commercial properties that are each triple-net leased to single corporate tenants, domestically and internationally, and earn revenue as the advisor to publicly owned, non-traded real estate investment trusts (“CPA® REITs”) sponsored by us that invest in similar properties. We are currently the advisor to the following CPA® REITs: Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 15 Incorporated (“CPA®:15”), Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global”) and Corporate Property Associates 17 – Global Incorporated
(“CPA®:17”), and were the advisor to Corporate Property Associates 12 Incorporated (“CPA®:12”) until its merger with CPA®:14 in 2006 (the “CPA®:12/14 Merger”).
Our real estate investment portfolio, as well as those of the CPA® REITs we advise, consists primarily of single-tenant commercial real property. Generally, we place primary emphasis on the creditworthiness of the tenant, but we also fully evaluate the underlying real estate. Our leases generally are full recourse obligations of the tenant or its affiliates and place the economic burden of ownership largely on the tenant by requiring it to pay the costs of maintenance, insurance, taxes, structural repairs and other operating expenses (referred to as triple-net leases).
Most of our properties either were acquired as a result of our consolidation in 1998 with nine affiliated Corporate Property Associates limited partnerships and their successors or were subsequently acquired from certain CPA® REITs in connection with the provision of liquidity to shareholders of those REITs, as further described below. Because our advisory agreements with the existing CPA® REITs require that we use our best efforts to present to them a continuing and suitable program of investment opportunities that meet their investment criteria, we generally provide investment opportunities to these funds first and earn revenues from transaction and asset management services performed on their behalf. Our principal focus on our owned real estate portfolio in recent years has therefore been on enhancing the value of our existing properties.
Under advisory agreements that we have with each of the CPA® REITs, we perform services and earn asset management revenue related to the day-to-day management of the CPA® REITs and provide transaction-related services and earn structuring revenue in connection with structuring and negotiating real estate and real estate-related investments and mortgage financing on their behalf. In addition, we provide further services and earn revenue when each CPA® REIT is liquidated. We are also reimbursed for certain costs incurred in providing services, including broker-dealer commissions paid on behalf of the CPA® REITs, marketing costs and the cost of personnel provided for the administration of the CPA® REITs. As a result of electing to receive certain payments for services in shares, we also hold ownership interests in the CPA® REITs.
We were formed as a limited liability company under the laws of Delaware on July 15, 1996. We commenced operations on January 1, 1998 by combining the limited partnership interests of nine CPA® partnerships, at which time we listed on the New York Stock Exchange (“NYSE”) under the symbol “WPC.” As a limited liability company, we are not subject to federal income taxation as long as we satisfy certain requirements relating to our operations and pass through any tax liabilities or benefits to our shareholders; however, certain of our subsidiaries engaged in investment management operations are subject to federal, state and local income taxes and certain subsidiaries may be subject to foreign taxes.
In October 2007, we completed a restructuring whereby we transferred our real estate assets from a wholly owned subsidiary into a newly formed, wholly owned REIT subsidiary (“Carey REIT II”). Carey REIT II elected to be treated as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), with the filing of its 2007 return.
Our principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and our telephone number is (212) 492-1100. As of December 31, 2008, we employed 154 individuals through our wholly-owned subsidiaries.
Significant Developments during 2008 include:
Acquisition Activity — During 2008, we structured investments totaling approximately $457 million on behalf of the CPA® REITs. Approximately 46% of the real estate investments were for international transactions.

W. P. Carey 2008 10-K — 2

Fundraising Activity — Since commencing its initial public offering to raise up to $2 billion of common stock in December 2007, CPA®:17 – Global has raised approximately $380 million through February 23, 2009. We earn a wholesaling fee of up to $0.15 per share sold, which we use, along with any retained portion of the selected dealer revenue, to cover other underwriting costs incurred in connection with CPA®:17 – Global’s offering and are reimbursed for marketing and personnel costs incurred in raising capital on behalf of CPA®:17 – Global, subject to certain limitations.
International Operations — In July 2008, we opened an office in Amsterdam to establish a European base for the management of the CPA® REITs’ growing portfolio of international assets under our management.
(b) Financial Information About Segments
Refer to Note 17 in the accompanying consolidated financial statements for financial information about segments.
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
Because of limitations on the amount of non-real estate related income that may be earned by a limited liability company that is taxed as a publicly traded partnership, our Investment Management operations are currently conducted primarily through taxable subsidiaries.
From time to time, we explore alternatives for expanding our Investment Management operations beyond advising the CPA® REITs. Any such expansion could involve the purchase of properties or other investments as principal, either for our own portfolio or with the intention of transferring such investments to a newly created fund, as well as the sponsorship of one or more funds to make investments other than primarily net lease investments.
Asset Management Revenue
Generally, we earn asset management revenues based on a percentage of average invested assets for each CPA® REIT, with additional revenues (“performance revenue”) being contingent upon specific performance criteria for each CPA® REIT (generally, the payment of a specified cumulative distribution return to shareholders). For CPA®:14, CPA®:15 and CPA®:16 – Global, asset management revenues and performance revenues total 1% per annum. For CPA®:17 – Global, asset management revenues will be 1/2 of 1% per annum of average market value for long-term net leased properties and certain other assets and 1.5% to 1.75% of average equity value for certain types of real-estate related loans and marketable real estate securities. In addition, through a subsidiary that is and intends to remain qualified as a REIT, we may receive up to 10% of distributions of available cash made by CPA®:17 – Global’s operating partnership subsidiary, which we would include in our investment management segment for financial reporting purposes. We seek to increase our base asset management and performance revenue by increasing assets under management, both as the CPA® REITs make new investments and from organizing new investment entities. Such revenue may also increase, or decrease, based on changes in the value of the assets of the individual CPA® REITs. Estimated real property asset valuations are performed annually by a third party, beginning for each CPA® REIT generally three years after completion of its public offering. Assets under management, and the resultant revenue earned by us, may also decrease if investments are disposed of, either individually or in connection with the liquidation of a CPA® REIT. The advisory agreements allow us to elect to receive restricted stock for any revenue due from a CPA® REIT.

W. P. Carey 2008 10-K — 3

Structuring Revenue
In connection with structuring and negotiating investments and related mortgage financing for the CPA® REITs, the advisory agreements provide for acquisition revenue based on the cost of investments. Under each of the advisory agreements, we may charge acquisition revenue of up to an average of 4.5% of the total cost of all long-term net lease investments made by each CPA® REIT. A portion of this revenue (generally 2.5%) is paid when the transaction is completed while the remainder (generally 2%) is payable in equal annual installments ranging from three to eight years, subject to the relevant CPA® REIT meeting its performance criterion. For certain types of non-long term net lease investments made by CPA®:17 – Global, a lower acquisition revenue schedule may apply. Unpaid installments bear interest at annual rates ranging from 5% to 7%. The amount of this revenue is primarily dependent on the volume of new investments, which is affected by numerous factors, including general economic, market and competitive conditions, and may be subject to considerable fluctuation from period to period. In addition, we may be entitled to loan refinancing revenue of up to 1% of the principal amount refinanced. This loan refinancing revenue, together with the acquisition revenue, is referred to as structuring revenue.
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
In current and past years, we have earned substantial disposition and incentive or termination revenue in connection with providing liquidity to CPA® REIT shareholders. In general, we begin evaluating liquidity alternatives for CPA® REIT shareholders about eight years after a CPA® REIT has substantially invested the net proceeds received in its initial public offering. These liquidity alternatives may include listing the CPA® REIT’s shares on a national securities exchange, selling the assets of the CPA® REIT or merging the affected CPA® REIT with another entity, which could include another CPA® REIT. However, the timing of liquidity events depends on market conditions and may also depend on other factors, including approval of the proposed course of action by the independent directors, and in some instances the shareholders, of the affected CPA® REIT, and may occur well after the eighth anniversary of the completion of an offering. Because of these factors, CPA® REIT liquidity events have not typically taken place every year. In consequence, given the relatively substantial amounts of disposition revenue, as compared with the ongoing revenue earned from asset management and structuring investments, income from this business segment may be significantly higher in those years where a liquidity event takes place. As CPA®:14 was substantially fully invested in 2000, we began discussing liquidity alternatives with the board of directors of CPA®:14 during 2008. However, in light of evolving market conditions during the year, we recommended, and the board of CPA®:14 agreed, that further consideration of liquidity alternatives be postponed until market conditions become more stable. As a result, we are unable to predict when a liquidity event for CPA®:14 will occur.
We are also reimbursed by our affiliates for certain costs, primarily broker-dealer commissions paid on behalf of the CPA® REITs and marketing and personnel costs. We are also reimbursed by the CPA® REITs for many of our costs associated with the evaluation of transactions on behalf of the CPA® REITs that are not completed. Marketing and personnel costs are apportioned based on the assets of each entity. These reimbursements may be substantial. These reimbursements, together with asset management revenue payable by a specific CPA® REIT, may be subject to deferral or reduction if they exceed a specified percentage of that CPA® REIT’s income or invested assets. We also earn a wholesaling fee from CPA®:17 – Global of up to $0.15 per share sold, which we use, along with any retained portion of the selected dealer revenue, to cover other underwriting costs incurred in connection with CPA®:17 – Global’s offering.
Equity Investments in CPA® REITs
As discussed above, we may elect to receive certain of our revenues from the CPA® REITs in restricted shares of those entities. As of December 31, 2008, we owned 7.5% of the outstanding shares of CPA®:14, 5.6% of the outstanding shares of CPA®:15, 3.8% of the outstanding shares of CPA®:16 – Global and 0.2% of the outstanding shares of CPA®:17 – Global. As a result of our election to receive asset management revenue for 2009 in restricted shares of these entities, we expect our ownership percentages to increase in 2009. We account for these investments under the equity method of accounting, pursuant to which we include in equity investments in

W. P. Carey 2008 10-K — 4

real estate our proportionate share of the net income of each of these entities. We also receive distributions on these shares from the CPA®c REITs, and include any distributions in excess of equity income in our cash flows from investing activities.
Real Estate Ownership
We invest in commercial properties that are leased to companies domestically and internationally, primarily on a single-tenant, triple-net leased basis. While our acquisition of new properties is constrained by our obligation to provide a continuing and suitable investment program to the CPA® REITs, we seek to maximize the value of our existing portfolio through prudent management of our real estate assets, which may involve follow-on transactions, dispositions and favorable lease modifications, as well as refinancing of existing debt. In connection with providing liquidity alternatives to CPA® REIT shareholders, we may acquire additional properties from the liquidating CPA® REIT, as we did during 2006. We have also acquired properties and interests in properties through tax-free exchanges and as part of joint ventures with the CPA® REITs. We may also, in the future, seek to increase our portfolio by making investments, including non-net lease investments and investments in emerging markets, that may not meet the investment criteria of the CPA® REITs, particularly investments that are not current-income oriented. See “Our Portfolio” below for an analysis of our portfolio as of December 31, 2008.
While no tenant at any of our consolidated investments represented more than 9% of our total lease revenues from our real estate ownership during 2008, a joint venture, accounted for under the equity method of accounting, that leases property to Carrefour France, S.A. earned lease revenue of $21.4 million. We have a 46% interest in this joint venture.
The Investment Strategies, Financing Strategies, Asset Management, Competition and Environmental Matters sections described below pertain to both our Investment Management and Real Estate Ownership segments.
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
Tenant/Borrower Evaluation — We evaluate each potential tenant or borrower for its creditworthiness, typically considering factors such as management experience, industry position and fundamentals, operating history, and capital structure, as well as other factors that may be relevant to a particular investment. We seek opportunities in which we believe the tenant may have a stable or improving credit profile or credit potential that has not been recognized by the market. In evaluating a possible investment, the creditworthiness of a tenant or borrower often will be a more significant factor than the value of the underlying real estate, particularly if the underlying property is specifically suited to the needs of the tenant; however, in certain circumstances where the real estate is attractively valued, the creditworthiness of the tenant may be a secondary consideration. Whether a prospective tenant or borrower is creditworthy will be determined by us or the investment committee. Creditworthy does not mean “investment grade.”
Properties Important to Tenant/Borrower Operations — We generally will focus on properties that we believe are essential or important to the ongoing operations of the tenant. We believe that these properties provide better protection generally as well as in the event of a bankruptcy, since a tenant/borrower is less likely to risk the loss of a mission critical lease or property in a bankruptcy proceeding or otherwise.
Diversification — We attempt to diversify the CPA® REIT portfolios to avoid dependence on any one particular tenant, borrower, collateral type, geographic location or tenant/borrower industry. By diversifying these portfolios, we seek to reduce the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region. While we have not endeavored to maintain any particular standard of diversity in our own portfolio, we believe that our own portfolio is reasonably well diversified (see “Our Portfolio” below).
Lease Terms — Generally, the net leased properties in which the CPA® REITs and we invest will be leased on a full recourse basis to the tenants or their affiliates. In addition, we will seek to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are fixed or tied generally to increases in indices such as the Consumer Price Index (“CPI”). In the case of retail stores and hotels, the lease may provide for participation in gross revenues of the tenant at the property above a stated level. Alternatively, a lease may provide for mandated rental increases on specific dates, and we may adopt other methods in the future.

W. P. Carey 2008 10-K — 5

Collateral Evaluation — We review the physical condition of the property, and conduct a market evaluation to determine the likelihood of replacing the rental stream if the tenant defaults, or of a sale of the property in such circumstances. We also generally engage a third party to conduct, or require the seller to conduct, Phase I or similar environmental site assessments (including a visual inspection for the potential presence of asbestos) in an attempt to identify potential environmental liabilities associated with a property prior to its acquisition. If potential environmental liabilities are identified, we generally require that identified environmental issues be resolved by the seller prior to property acquisition or, where such issues cannot be resolved prior to acquisition, require tenants contractually to assume responsibility for resolving identified environmental issues post-closing and provide indemnification protections against any potential claims, losses or expenses arising from such matters. Although we generally rely on our own analysis in determining whether to make an investment on behalf of the CPA® REITs, each real property to be purchased by them will be appraised by an independent appraiser. The contractual purchase price (plus acquisition fees, but excluding acquisition expenses, for properties acquired on behalf of the CPA® REITs) for a real property we acquire for ourselves or on behalf of a CPA® REIT will not exceed its appraised value. The appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the lessee’s credit and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property if sold may be greater or less than the appraised value. In cases of special purpose real estate, a property is examined in light of the prospects for the tenant/borrower’s enterprise and the financial strength and the role of that asset in the context of the tenant’s overall viability. Operating results of properties and other collateral may be examined to determine whether or not projected income levels are likely to be met. We will also consider factors particular to the laws of foreign countries, in addition to the risks normally associated with real property investments, when considering an investment outside the United States.
Transaction Provisions that Enhance and Protect Value — We will attempt to include provisions in the leases that require our consent to specified tenant activity, require the tenant to provide indemnification protections, or require the tenant to satisfy specific operating tests. These provisions may help protect an investment from changes in the operating and financial characteristics of a tenant that may affect its ability to satisfy its obligations to the CPA® REIT or reduce the value of the investment. We may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a guaranty of obligations from the tenant’s corporate parent or other entity or a letter of credit. This credit enhancement, if obtained, provides additional financial security. However, in markets where competition for net lease transactions is strong, some or all of these provisions may be difficult to negotiate. In addition, in some circumstances, tenants may retain the right to repurchase the property leased by the tenant. The option purchase price is generally the greater of the contract purchase price and the fair market value of the property at the time the option is exercised.
Other Equity Enhancements — We may attempt to obtain equity enhancements in connection with transactions. These equity enhancements may involve warrants exercisable at a future time to purchase stock of the tenant or borrower or their parent. If warrants are obtained, and become exercisable, and if the value of the stock subsequently exceeds the exercise price of the warrant, equity enhancements can help achieve the goal of increasing investor returns.
As other opportunities arise, we may also seek to expand the CPA® REIT portfolios to include other types of real estate-related investments, such as:
–	equity investments in real properties that are not long-term net leased to a single tenant and may include partially leased properties, multi-tenanted properties, vacant or undeveloped properties and properties subject to short-term net leases, among others;

–	mortgage loans secured by commercial real properties;

–	subordinated interests in first mortgage real estate loans, or B Notes;

–	mezzanine loans related to commercial real estate, which are senior to the borrower’s equity position but subordinated to other third-party financing;

–	commercial mortgage-backed securities, or CMBS; and

–	equity and debt securities (including preferred equity and other higher-yielding structured debt and equity investments) issued by companies that are engaged in real-estate related businesses, including other REITs.
To date, our investments on behalf of the CPA® REITs have not included significant amounts of these types of investments.
Investment Committee — We have an investment committee that provides services to the CPA® REITs and may provide services to us. Our investment department, under the oversight of our chief investment officer, is primarily responsible for evaluating, negotiating and structuring potential investment opportunities. Before a property is acquired by a CPA® REIT, the transaction is reviewed by the investment committee. The investment committee is not directly involved in originating or negotiating potential investments but instead functions as a separate and final step in the investment process. We place special emphasis on having experienced individuals serve on our investment committee and, subject to limited exceptions, generally do not invest in a transaction on behalf of the CPA® REITs unless the investment committee approves it. In addition, the investment committee may at the request of our board of directors

W. P. Carey 2008 10-K — 6

or executive committee also review any initial investment in which we propose to engage directly, although it is not required to do so. Our board of directors or executive committee may also determine that certain investments that may not meet the CPA® REITs’ investment criteria (particularly transactions in emerging markets and investments that are not current income oriented) may be acceptable to us. For transactions that meet the investment criteria of more than one CPA® REIT, our chief investment officer has discretion as to which CPA® REIT or REITs will hold the investment. In cases where two or more CPA® REITs (or one or more CPA® REITs and us) will hold the investment, a majority of the independent directors of each CPA® REIT investing in the property must also approve the transaction.
The following people currently serve on our investment committee:
–	Nathaniel S. Coolidge — Former senior vice president and head of the bond and corporate finance department of John Hancock Mutual Life Insurance (currently known as John Hancock Life Insurance Company). Mr. Coolidge’s responsibilities included overseeing its entire portfolio of fixed income investments.

–	Trevor P. Bond — Co-founder of Credit Suisse’s real estate equity group. Currently managing member of private investment vehicle, Maidstone Investment Co., LLC.

–	Axel K.A. Hansing — Currently serving as a senior partner at Coller Capital, Ltd., a global leader in the private equity secondary market, and responsible for investment activity in parts of Europe, Turkey and South Africa.

–	Frank J. Hoenemeyer — Former vice chairman and chief investment officer of the Prudential Insurance Company of America. As chief investment officer, he was responsible for all of Prudential Insurance Company of America’s investments including stocks, bonds and real estate.

–	Dr. Lawrence R. Klein — Currently serving as professor emeritus of economics and finance at the University of Pennsylvania and its Wharton School. Recipient of the 1980 Nobel Prize in economic sciences and former consultant to both the Federal Reserve Board and the President’s Council of Economic Advisors.

–	George E. Stoddard — Former officer-in-charge of the direct placement department of The Equitable Life Assurance Society of the United States and our former chief investment officer.

–	Nick J.M. van Ommen — Former chief executive officer of the European Public Real Estate Association promoting, developing and representing the European public real estate sector, with over twenty years of financial industry experience.

–	Dr. Karsten von Köller — Currently chairman of Lone Star Germany. Former chairman and member of the board of managing directors of Eurohypo AG, Frankfurt am Main, Germany.
Messrs. Coolidge, Bond, Klein and von Köller also serve as members of our board of directors.
We are required to use our best efforts to present a continuing and suitable investment program to the CPA® REITs but we are not required to present to the CPA® REITs any particular investment opportunity, even if it is of a character which, if presented, could be taken by one or more of the CPA® REITs.
Self-Storage Investments
In November 2006, we formed a subsidiary (“Carey Storage”) for the purpose of investing in self-storage real estate properties and their related businesses within the United States. In December 2006, we contributed $5 million in cash for equity interests in Carey Storage and loaned Carey Storage $5.9 million, and Carey Storage began acquiring domestic self-storage properties using a portion of the proceeds from our contribution and loan along with borrowings under its $105 million secured credit facility. Through 2007, Carey Storage acquired 13 properties at a total cost of $60 million. Carey Storage did not acquire any properties during 2008. In January 2009, Carey Storage completed a transaction with a third party, whereby it received cash proceeds of $21.9 million plus a commitment to invest up to a further $8.1 million of equity to fund the purchase of self-storage assets in the future in exchange for a 60% interest in its self storage portfolio. See Part II, Item 7, “Financial Condition — Subsequent Events” for more information.

W. P. Carey 2008 10-K — 7

Our Portfolio
As of December 31, 2008, we own and manage over 880 commercial properties domestically and internationally, including our own portfolio. Our portfolio is comprised of our full or partial ownership interest in 174 commercial properties, substantially all of which are net leased to 84 tenants, with a total of approximately 17 million square feet (on a pro rata basis) and an occupancy rate of approximately 94%.
Our portfolio has the following property and lease characteristics:
Geographic Diversification
Information regarding the geographic diversification of our properties as of December 31, 2008 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Region	Revenue (a)	Lease Revenue	Revenue (a)	Lease Revenue
United States
South	$27,608	35%	$2,945	11%
West	20,522	26	1,941	8
Midwest	14,987	19	2,366	9
East	8,069	11	2,142	8

Total U.S.	71,186	91	9,394	36

International
Europe (c)	6,942	9	16,429	64

Total	$78,128	100%	$25,823	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2008.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2008 from equity investments in real estate.

(c)	Represents investments in France, Germany and Poland.
Property Diversification
Information regarding our property diversification as of December 31, 2008 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Property Type	Revenue (a)	Lease Revenue	Revenue (a)	Lease Revenue
Industrial	$29,756	38%	$5,225	20%
Office	27,671	36	5,574	22
Warehouse/Distribution	10,366	13	11,288	44
Retail	6,173	8	—	—
Other Properties	4,162	5	3,736	14

Total	$78,128	100%	$25,823	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2008.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2008 from equity investments in real estate.

W. P. Carey 2008 10-K — 8

Tenant Diversification
Information regarding our tenant diversification as of December 31, 2008 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Tenant Industry (c)	Revenue (a)	Lease Revenue	Revenue (a)	Lease Revenue
Business and Commercial Services	$11,771	15%	$1,863	7%
Telecommunications	11,729	15	—	—
Retail Stores	6,905	9	10,837	41
Electronics	5,833	7	1,194	5
Automobile	5,327	7	—	—
Beverages, Food, and Tobacco	4,842	6	395	2
Aerospace and Defense	4,674	6	—	—
Forest Products and Paper	4,418	6	—	—
Transportation - Personal	4,416	6	—	—
Healthcare, Education and Childcare	3,897	5	5,408	21
Media: Printing and Publishing	2,757	4	—	—
Chemicals, Plastics, Rubber, and Glass	1,846	2	—	—
Machinery	680	1	2,372	9
Transportation - Cargo	326	—	2,807	11
Other (d)	8,707	11	947	4

Total	$78,128	100%	$25,823	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2008.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2008 from equity investments in real estate.

(c)	Based on the Moody’s classification system and information provided by the tenant.

(d)	Includes revenue from tenants in our consolidated investments in the following industries: consumer goods (2.4%), hotels (1.6%), construction (1.5%), governmental (1.5%), textiles (1.3%), leisure (1.2%), mining (1.2%) and grocery (0.7%).
Lease Expirations
As of December 31, 2008, lease expirations of our properties are as follows (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Year of Lease Expiration	Revenue (a)	Lease Revenue	Revenue (a)	Lease Revenue
2009	$5,276	7%	$395	2%
2010	14,924	19	3,220	12
2011	9,587	12	8,119	31
2012	6,755	9	2,718	11
2013	6,567	8	1,863	7
2014	10,792	14	—	—
2015	5,124	7	—	—
2016	1,151	1	516	2
2017	5,218	7	—	—
2018	3,938	5	—	—
2019 - 2023	7,792	10	5,673	22
2024 - 2028	1,004	1	3,319	13

Total	$78,128	100%	$25,823	100%

W. P. Carey 2008 10-K — 9

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2008.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2008 from equity investments in real estate.
Financing Strategies
Consistent with our investment policies, we use leverage when available on favorable terms. Substantially all of our mortgage loans, as well as those of the CPA® REITs, are non-recourse and bear interest at fixed rates. We may refinance properties or defease a loan when a decline in interest rates makes it profitable to prepay an existing mortgage loan, when an existing mortgage loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing, if any, and/or an increase in property ownership if some refinancing proceeds are reinvested in real estate. The prepayment of loans may require us to pay a yield maintenance premium to the lender in order to pay off a loan prior to its maturity.
A lender on non-recourse mortgage debt generally has recourse only to the property collateralizing such debt and not to any of our other assets, while full recourse financing would give a lender recourse to all of our assets. The use of non-recourse debt, therefore, helps us to limit the exposure of all of our assets to any one debt obligation. Lenders may, however, have recourse to our other assets in limited circumstances not related to the repayment of the indebtedness, such as under an environmental indemnity or in the case of fraud.
We also have secured and unsecured credit facilities that can be used in connection with refinancing existing debt and making new investments, as well as to meet other working capital needs. Our secured and unsecured credit facilities are discussed in detail in the Cash Resources section of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”
Some of our financing may require us to make a lump-sum or “balloon” payment at maturity. Because of current conditions in the credit markets, refinancing is at present very difficult. Scheduled balloon payments for the next five years are as follows (in thousands):

2009	$66,764	(a) (b)
2010	6,612
2011	103,325	(a) (c)
2012	28,260
2013	—

(a)	Excludes our pro rata share of mortgage obligations of equity investments in real estate totaling $2.2 million in 2009 and $24.9 million in 2011.

(b)	Includes $35 million outstanding under our secured credit facility. The secured credit facility was subsequently repaid in January 2009.

(c)	Includes amounts that will be due upon maturity of our unsecured credit facility in June 2011. Such amounts are prepayable at any time. As of December 31, 2008, we had drawn $81 million from this line of credit, which allows us to borrow, repay, prepay, and reborrow at any time prior to the scheduled maturity date.
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

W. P. Carey 2008 10-K — 10

Competition
In raising funds for investment by the CPA® REITs, we face active competition from other funds with similar investment objectives that seek to raise funds from investors through publicly registered, non-traded funds, publicly-traded funds, or private funds, such as hedge funds. In addition, we face broad competition from other forms of investment. Currently, we raise substantially all of our funds for investment in the CPA® REITs within the United States; however, in the future we may seek to raise funds for investment from outside the United States.
While historically we faced active competition from many sources for investment opportunities in commercial properties net leased to major corporations both domestically and internationally, there has been a decrease in such competition as a result of the continued deterioration in the credit and real estate financing markets. In general, we believe that our management’s experience in real estate, credit underwriting and transaction structuring should allow us to compete effectively for commercial properties. However, competitors may be willing to accept rates of return, lease terms, other transaction terms or levels of risk that we may find unacceptable.
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
While we typically engage third parties to perform assessments of potential environmental risks when evaluating a new acquisition of property, no assurance can be given that we have performed such assessments on all of our or the CPA® REITs’ properties or that the environmental assessments we do perform will disclose all potential environmental liabilities. We or the CPA® REITs may purchase a property that contains hazardous materials in the building or that is known to have or be near soil or groundwater contamination. In addition, new environmental conditions, liabilities or compliance concerns may arise or be discovered during our or the CPA® REITs’ ownership.
While we frequently obtain contractual protection (indemnities, cash reserves, letters of credit or other instruments) from property sellers, tenants, a tenant’s parent company or another third party to address these known or potential issues, we cannot eliminate our or the CPA® REITs’ statutory liability or the potential for claims against us or the CPA® REITs by governmental authorities or other third parties. The contractual protection may not cover all potential damages or liabilities, and the indemnifying party may fail to meet its contractual obligations. In addition, the existence of any environmental conditions, liabilities or compliance concerns at or near our or the CPA® REITs’ properties could adversely affect our or the CPA® REITs’ ability to rent or sell property or to borrow using the property as collateral and could also adversely affect the tenant’s ability to make rental payments.
As a result of all of the foregoing, we have incurred in the past, and will incur in the future, costs to investigate environmental matters and to address environmental conditions, liabilities and compliance concerns. Although we do not currently anticipate incurring any material liabilities in connection with environmental matters, we cannot assure you that future environmental costs and liabilities will not be material or will not adversely affect our business.
(d) Financial Information About Geographic Areas
See “Our Portfolio” above and Note 17 of the accompanying consolidated financial statements for financial data pertaining to our geographic operations.
(e) Available Information
All filings we make with the SEC, including our Annual Report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and any amendments to those reports, are available for free on our website, http://www.wpcarey.com as soon as reasonably practicable after they are filed or furnished to the SEC. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s Internet site at http://www.sec.gov. We are providing our website address solely for the information of investors. We do not intend our website to be an active link or to otherwise incorporate the information contained on our website into this report or other filings with the SEC. We

W. P. Carey 2008 10-K — 11

will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC. Generally, we also post the dates of our upcoming scheduled financial press releases, telephonic investor calls, and investor presentations on the Investor Relations portion of our website at least ten days prior to the event. Our investor calls are open to the public and remain available on our website for at least two weeks thereafter.
In accordance with the rules of the NYSE, Gordon F. DuGan, our Chief Executive Officer, has certified, without qualification, that he is not aware of any violation by us of the NYSE’s corporate governance listing standards. Further, Mr. DuGan has filed with the SEC, as Exhibit 31.1 to our most recently filed Form 10-K, the Sarbanes-Oxley Act Section 302 Certification regarding the quality of our public disclosure.
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
Future results may be affected by risks and uncertainties including the following:
The current financial and economic crisis could adversely affect our business.
The full magnitude, effects and duration of the current financial and economic crisis cannot be predicted. At present, its effects on our business have been somewhat limited, primarily in that it has become very difficult to obtain financing for the sale-leaseback transactions we enter into on behalf of our managed funds. In addition, a number of tenants of those funds have experienced increased levels of financial distress, with several recently having filed for bankruptcy protection. Also, the CPA® REITs are experiencing higher levels of redemption requests by shareholders than in the past. Depending on how long and how severe this crisis is, we could in the future experience a number of additional effects on our business, including higher levels of default in the payment of rent by our tenants, additional bankruptcies, and impairments in the value of our property investments, as well as difficulties in refinancing existing loans as they come due. Any of these conditions may negatively affect our earnings, as well as our cash flow and, consequently, our ability to sustain the payment of dividends at current levels. Our managed funds may also be adversely affected by these conditions, and their earnings or cash flow may also be adversely affected by other events, such as increases in the value of the U.S. Dollar relative to other currencies in which they receive rent, as well as the need to expend cash to fund increased redemptions; additionally, the ability of CPA®:17 – Global to make new investments will be affected by the availability of financing as well as its ability to raise new funds. Decreases in the value of the assets held by the CPA® REITs will affect the asset management revenues payable to us, as well as the value of the stock we hold in the REITs, and decreases in these funds’ earnings or ability to pay dividends may also affect their ability to make the payments due to us, as well as our income and cash flow from CPA® REIT dividend payments.
Earnings from our investment management operations are subject to volatility.
Growth in revenue from our investment management operations is dependent in large part on future capital raising in existing or future managed entities, as well as on our ability to make investments that meet the investment criteria of these entities, both of which are subject to uncertainty, including with respect to capital market and real estate market conditions. This uncertainty creates more volatility in our earnings because of the resulting increased volatility in transaction based revenue from our investment management operations. Asset management revenue may be affected by factors that include not only our ability to increase the CPA® REITs’ portfolio of properties under management, but also changes in valuation of those properties, as well as sales (through planned liquidation or otherwise) of CPA® REIT properties. In addition, revenue from our investment management operations, including our ability to earn performance revenue, as well as the value of our holdings of CPA® REIT interests and dividend income from those interests, may be significantly affected by the results of operations of the CPA® REITs. Each of the CPA® REITs has invested substantially all of its assets (other than short-term investments) in triple-net leased properties substantially similar to those we hold, and consequently the results of operations of, and cash available for distribution by, each of the CPA® REITs, is likely to be substantially affected by the same market conditions, and subject to the same risk factors, as the properties we own. Four of the sixteen CPA® funds temporarily reduced the rate of distributions to their investors as a result of adverse developments involving tenants.
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

W. P. Carey 2008 10-K — 12

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
We depend on major tenants.
Revenues from several of our tenants and/or their guarantors constitute a significant percentage of our lease revenues. Our five largest tenants/guarantors represented approximately 31%, 29% and 31% of total lease revenues in 2008, 2007 and 2006, respectively. The default, financial distress or bankruptcy of any of these tenants could cause interruptions in the receipt of lease revenues from these tenants and/or result in vacancies in the respective properties, which would reduce our revenues at least until the affected property is re-leased, and could decrease the ultimate sale value of each such property.
We may recognize substantial impairment charges on our properties.
Historically, we have incurred substantial impairment charges, which we are required to recognize whenever we sell a property for less than its carrying value or we determine that the property has experienced an other-than-temporary decline in its carrying value (or, for direct financing leases, that the unguaranteed residual value of the underlying property has declined). By their nature, the timing or extent of impairment charges are not predictable. We may incur impairment charges in the future, which may reduce our net income, although it will not necessarily affect our cash flow from operations.
Deterioration in the credit markets could adversely affect our ability to finance or refinance investments and the ability of our tenants to meet their obligations, which could affect our ability to make distributions.
Credit markets, both domestically and internationally, have experienced substantial contraction in recent periods. This deterioration has been particularly severe in the real estate lending sector, where available liquidity, including through collateralized debt obligations (“CDOs”) and other securitizations, remains depressed as of the date of this filing.
While our investment portfolio does not include investments in residential mortgage loans or in CDOs backed by residential mortgage loans, the continued reduction in available financing for real-estate related investments may impact our financial condition by increasing our cost of borrowing, reducing our overall leverage (which may reduce our returns on investment) and making it more difficult for us to obtain financing on future acquisitions or to refinance existing debt. These effects could in turn adversely affect our ability to make distributions.
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

W. P. Carey 2008 10-K — 13

Changes in investor preferences or market conditions could limit our ability to raise funds or make new investments.
Substantially all of our and the CPA® REITs’ current investments, as well as the majority of the investments we expect to originate for the CPA® REITs in 2009, are investments in single-tenant commercial properties that are subject to triple-net leases. In addition, we have relied predominantly on raising funds from individual investors through the sale by participating selected dealers to their customers of publicly-registered, non-traded securities of the CPA® REITs. Our recent fund raising efforts have primarily been through one major selected dealer. If, as a result of changes in market receptivity to investments that are not readily liquid and involve high selected dealer fees, or for other reasons, this capital raising method were to become less available as a source of capital, our ability to raise funds for CPA® REIT programs, and consequently our ability to make investments on their behalf, could be adversely affected. While we are not limited to this particular method of raising funds for investment (and, among other things, the CPA® REITs may themselves be able to borrow additional funds to invest), our experience with other means of raising capital is limited. Also, many factors, including changes in tax laws or accounting rules, may make these types of investments less attractive to potential sellers and lessees, which could negatively affect our ability to increase the amount of assets of this type under management.
A substantial amount of our leases will expire within the next three years.
Within the next three years, approximately 38% of our leases are due to expire. If these leases are not renewed, or if the properties cannot be re-leased on terms that yield payments comparable to those currently being received, then our lease revenues could be substantially adversely affected. The terms of any new or renewed leases of these properties may depend on market conditions prevailing at the time of lease expiration. In addition, if properties are vacated by the current tenants, we may incur substantial costs in attempting to re-lease such properties. We may also seek to sell these properties, in which event we may incur losses, depending upon market conditions prevailing at the time of sale.
Our use of debt to finance investments could adversely affect our cash flow.
Most of our investments are made by borrowing a portion of the total investment and securing the loan with a mortgage on the property. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment, which in turn could cause the value of our portfolio, and revenues available for distribution to our shareholders, to be reduced. We generally borrow on a non- recourse basis to limit our exposure on any property to the amount of equity invested in the property.
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
We face active competition.
In raising funds for investment by the CPA® REITs, we face competition from other funds with similar investment objectives that seek to raise funds from investors through publicly registered, non-traded funds, publicly-traded funds, or private funds. This competition, as well as any change in the attractiveness to investors of an investment in the type of property principally held by the CPA® REITs, relative to other types of investments, could adversely affect our ability to raise funds for future investments, which in turn could ultimately reduce, or limit the growth of, revenues from our investment management operations.
As a result of the continued deterioration in the credit and real estate financing markets, we believe there has been a recent decrease in the level of competition for the acquisition of office and industrial properties net leased to major corporations both domestically and internationally. Historically, however, we have faced active competition from many sources, including insurance companies, credit companies, pension funds, private individuals, financial institutions, finance companies and investment companies. We have also faced competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. In addition, our evaluation of the acceptability of rates of return on behalf of the CPA® REITs is affected by such factors as the cost of raising capital, the amount of revenue we can earn and the performance hurdle rates of the relevant CPA® REITs. Thus, the effect of the cost of raising capital and the revenue we can earn may be to limit the amount of new investments we make on behalf of the CPA® REITs, which will in turn limit the growth of revenues from our investment management operations.

W. P. Carey 2008 10-K — 14

We and Carey Financial, LLC (“Carey Financial”) have settled an SEC investigation. If other actions are brought against us or Carey Financial, we could be adversely affected.
As previously disclosed, we and Carey Financial, our wholly-owned broker-dealer subsidiary, have settled all matters relating to an investigation by the SEC of us and Carey Financial, including matters relating to payments by certain CPA® REITs during 2000-2003 to broker-dealers that distributed their shares. Under the settlement, we were required to cause payments to be made to the affected CPA® REITs of approximately $20 million and paid a civil monetary penalty of $10 million. Also, in connection with implementing the settlement, a federal court injunction has been entered against us and Carey Financial enjoining us from violating a number of provisions of the federal securities laws. Any further violation of these laws by us or Carey Financial could result in civil remedies, including sanctions, fines and penalties, which may be more severe than if the violation had occurred without the injunction being in place. Additionally, if we or Carey Financial breaches the terms of the injunction, the SEC may petition the court to vacate the settlement and restore the SEC’s original action to the active docket for all purposes.
The settlement is not binding on other regulatory authorities, including FINRA, which regulates Carey Financial, state securities regulators, or other regulatory organizations, which may seek to commence proceedings or take action against us or our affiliates on the basis of the settlement or otherwise. As reported in Item 3, “Legal Proceedings,” the Maryland Securities Commission and the Alabama Securities Commission have each sought information from Carey Financial and/or CPA®:15 relating to matters that were also the subject of the SEC investigation.
Certain participants in a dividend reinvestment plan may have rescission rights with respect to certain shares acquired under that plan.
     As a result of changes in the securities laws, our registration statement covering offers and sales of securities under a dividend reinvestment plan (“DRIP”) expired as of November 30, 2008. Since that date, the acquisition of shares under the DRIP by plan participants may have been subject to the registration requirements of the Securities Act of 1933 (the “Securities Act”) and may not have qualified for an available exemption from such requirements. The failure to renew the registration statement prior to its expiration was inadvertent and we believe that participants who purchased shares subsequent to the expiration of the registration statement had access to the same information they would have had had a new registration statement been filed. We did not receive any proceeds from the sale of such shares because the plan administrator acquired the shares on the open market. Nevertheless, if the acquisition of shares under the DRIP by plan participants after November 30, 2008 was subject to registration under the Securities Act and no exemption from the registration requirements was available, affected participants would have certain rescission rights. An investor who successfully asserts a rescission right during the applicable time period has the right to require the issuer to repurchase the shares acquired by the investor at the price the investor paid plus interest from the date of acquisition. These rights may apply to up to approximately 23,000 shares acquired pursuant to the DRIP since November 30, 2008. We are currently exploring various options related to this matter, including the possibility of conducting a rescission offer for affected participants.
The failure of Carey REIT II, our real estate subsidiary, to qualify as a REIT would adversely affect our operations and ability to make distributions.
If Carey REIT II, our wholly owned REIT subsidiary formed in 2007 (Note 2), fails to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax on our net taxable income in our real estate subsidiary at corporate rates. In addition, we would generally be disqualified from treatment of Carey REIT II as a REIT for the four taxable years following the year Carey REIT II lost its REIT qualification. Losing the REIT qualification would reduce our net earnings available for investment or distribution to shareholders because of the additional tax liability, and we would no longer be required to make distributions from the real estate subsidiary. We might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify our real estate subsidiary as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements regarding the composition of our assets and the sources of our gross income. Also, our real estate subsidiary must make distributions to its shareholders (primarily us) aggregating annually at least 90% of its net taxable income, excluding net capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify our real estate subsidiary as a REIT for U.S. federal income tax purposes or the desirability of an investment in a REIT relative to other investments.
The Internal Revenue Service (the “IRS”) may take the position that specific sale-leaseback transactions we will treat as true leases are not true leases for U.S. federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the qualification requirements applicable to REITs.
Possible legislative or other actions affecting REITs could adversely affect our stockholders and us.
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. It cannot be predicted whether, when, in what forms, or with what effective dates the tax laws applicable to our stockholders or us may be changed.
Our sale-leaseback agreements may permit tenants to purchase a property at a predetermined price, which could limit our realization of any appreciation or result in a loss.
In some circumstances, we grant tenants a right to repurchase the property they lease from us. The purchase price may be a predetermined fixed price or based on the market value at the time of exercise, or it may be based on a formula. If a tenant exercises its right to purchase the property and the property’s market value has increased beyond that price, we could be limited in fully realizing the appreciation on that property. Additionally, if the price at which the tenant can purchase the property is less than our purchase price or carrying value (for example, where the purchase price is based on an appraised value), we may incur a loss.

W. P. Carey 2008 10-K — 15

Investments in properties outside of the United States subject us to foreign currency risks, which may adversely affect distributions.
We are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. We attempt to mitigate a portion of the risk of currency fluctuation by financing our properties in local currencies. Changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of shareholders’ equity
International investments involve additional risks.
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
Real estate investments are relatively illiquid compared to most financial assets and this illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. The net leases we may enter into or acquire may be for properties that are specially suited to the particular needs of the tenant. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. In addition, if we are forced to sell the property, it may be difficult to sell to a party other than the tenant due to the special purpose for which the property may have been designed. These and other limitations, such as a property’s location and/or local economic conditions, may affect our ability to release or sell properties without adversely affecting returns to shareholders. See “Our Portfolio” above for scheduled lease expirations.
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

W. P. Carey 2008 10-K — 16

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
Our costs of investigation, remediation or removal of hazardous or toxic substances, or for third-party claims for damages, may be substantial. The presence of hazardous or toxic substances at any of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination or otherwise adversely affect our ability to sell or lease the property or to borrow using the property as collateral. While we attempt to mitigate identified environmental risks by contractually requiring tenants to acknowledge their responsibility for complying with environmental laws and to assume liability for environmental matters, circumstances may arise in which a tenant fails, or is unable, to fulfill its contractual obligations. In addition, environmental liabilities, or costs or operating limitations imposed on a tenant to comply with environmental laws, could affect its ability to make rental payments to us. Also, and although we endeavor to avoid doing so, we may be required, in connection with any future divestitures of property, to provide buyers with indemnification against potential environmental liabilities.
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
Under our investment advisory agreements with the CPA® REITs, we are required to use our best efforts to present a continuing and suitable investment program to them. In recent years, new property investment opportunities have generally been made available by us to the CPA® REITs. While the allocation of new investments to the CPA® REITs fulfills our duty to present a continuing and suitable investment program and enhances the revenues from our investment management operations, it also restricts the potential growth of revenues from our real estate ownership and our ability to diversity our portfolio.
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
Under Statement of Financial Accounting Standard (“SFAS”) No. 13, “Accounting for Leases,” a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is considered to be met if, among other things, the non-cancellable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. Under capital lease accounting for a tenant, both

W. P. Carey 2008 10-K — 17

the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In 2005, the SEC conducted a study of off-balance-sheet financing that, among other areas, included lease accounting. This study raised concerns that the current accounting model does not clearly portray the resources and obligations arising from long term lease transactions with sufficient transparency. In July 2006, the Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board announced a joint project to re-evaluate lease accounting. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential customers. These changes may affect how the real estate leasing business is conducted both domestically and internationally. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could make it more difficult for us to enter leases on terms we find favorable.
The value of our real estate is subject to fluctuation.
We are subject to all of the general risks associated with the ownership of real estate. While the revenues from our leases and those of the CPA® REITs are not directly dependent upon the value of the real estate owned, significant declines in real estate values could adversely affect us in many ways, including a decline in the residual values of properties at lease expiration; possible lease abandonments by tenants; a decline in the attractiveness of REIT investments that may impede our ability to raise new funds for investment by CPA® REITs and a decline in the attractiveness of triple-net lease transactions to potential sellers. We also face the risk that lease revenue will be insufficient to cover all corporate operating expenses and debt service payments on indebtedness we incur. General risks associated with the ownership of real estate include:
–	Adverse changes in general or local economic conditions,

–	Changes in the supply of or demand for similar or competing properties,

–	Changes in interest rates and operating expenses,

–	Competition for tenants,

–	Changes in market rental rates,

–	Inability to lease or sell properties upon termination of existing leases,

–	Renewal of leases at lower rental rates,

–	Inability to collect rents from tenants due to financial hardship, including bankruptcy,

–	Changes in tax, real estate, zoning and environmental laws that may have an adverse impact upon the value of real estate,

–	Uninsured property liability, property damage or casualty losses,

–	Unexpected expenditures for capital improvements or to bring properties into compliance with applicable federal, state and local laws, and

–	Acts of God and other factors beyond the control of our management.
We depend on key personnel for our future success.
We depend on the efforts of our executive officers and key employees. The loss of the services of these executive officers and key employees could have a material adverse effect on our operations.
Our governing documents and capital structure may discourage a takeover.
Wm. Polk Carey, Chairman, is the beneficial owner of approximately 30% of our outstanding shares. The provisions of our Amended and Restated Limited Liability Company Agreement and the share ownership of Mr. Carey may discourage a tender offer for our shares or a hostile takeover, even though these may be attractive to shareholders.
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
Item 1B. Unresolved Staff Comments.
None.

W. P. Carey 2008 10-K — 18

Item 2. Properties.
Our principal offices are located at 50 Rockefeller Plaza, New York, NY 10020. The lease for our primary corporate office space expires in 2016. We believe that this lease is suitable for our operations for the foreseeable future. We also maintain offices in: Dallas, Texas; Amsterdam, the Netherlands; and London, United Kingdom.
See Item 1, “Our Portfolio” for a discussion of the properties we hold for rental operations and Part II, Item 8, “Financial Statements and Supplemental Data — Schedule III — Real Estate and Accumulated Depreciation” for a detailed listing of such properties.
Item 3. Legal Proceedings.
As of December 31, 2008, we were not involved in any material litigation. We note the following:
State Securities Matters
The Maryland Securities Commission and the Alabama Securities Commission have each sought information from Carey Financial, our wholly owned broker/dealer subsidiary, and/or CPA®:15 relating to a previously settled SEC investigation described in Note 12 to our Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplemental Data.”. While it is possible that Maryland, Alabama, or another state could commence proceedings against Carey Financial relating to the SEC investigation, we do not currently expect that any such proceedings, if commenced, would have a material effect on us incremental to that caused by the SEC settlement described in Note 12.
Payson v. Park et al.
On April 24, 2008, a shareholder, Herbert Payson, filed a shareholder derivative complaint in New York state court against us, as nominal defendant, and certain members of the board of directors and several current and former executive officers alleging breach of their fiduciary duties resulting from the matters alleged in the previously settled SEC investigation. Plaintiff claims that the conduct alleged caused damages to us, including but not limited to the $30 million paid by us in connection with our settlement with the SEC and costs incurred in connection with the investigation by the SEC. On June 20, 2008, all defendants filed a motion to dismiss the complaint on the grounds that the shareholder had failed to make a pre-suit demand on the board of directors as required by law and should not be excused from doing so, and a hearing was held on that motion on October 10, 2008. We and the individual defendants intend to defend ourselves vigorously against the action.
Los Angeles Unified School District
In February 2007, following various substantive and procedural motions, the Los Angeles Superior Court dismissed a state court action against our wholly-owned indirect subsidiary, as well as other defendants, by a private plaintiff alleging various claims under the California False Claims Act that focused on alleged conduct by the Los Angeles Unified School District in connection with its direct application and invoicing for school development and construction funding for a new high school, for which our subsidiary acted as the development manager. We and another of our subsidiaries had been named in, but never served with, a revised complaint filed in October 2006, alleging a relationship with the subsidiary that was a party to the development agreement. A subsequent appeal of the dismissal by the Superior Court to the California Court of Appeal and a separate Petition to the California Supreme Court were denied on August 26, 2008 and November 19, 2008, respectively. As a result, the case against the served defendants has been dismissed. Although it is possible that the Plaintiff may seek to amend his pleadings against us and our other subsidiary in this action and then attempt to serve us, we believe, based on the information currently available to us, that this possibility is remote and consider the case closed.

W. P. Carey 2008 10-K — 19

Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Listed Shares and Distributions
Our common stock is listed on the New York Stock Exchange under the ticker symbol “WPC.” As of December 31, 2008 there were 26,803 holders of record of our common stock. The following table shows the high and low prices per share and quarterly cash distributions declared for the past two fiscal years:

	2008			2007
			Cash			Cash
			Distributions			Distributions
Period	High	Low	Declared	High	Low	Declared
First quarter	$34.62	$25.79	$0.482	$34.75	$29.84	$0.462
Second quarter	33.97	27.67	0.487	35.50	29.71	0.467
Third quarter	31.08	23.44	0.492	33.14	27.67	0.472
Fourth quarter	27.05	16.50	0.494	36.86	31.02	0.477 (a)

(a)	Excludes a special distribution of $0.27 per share that was paid in January 2008 to shareholders of record as of December 31, 2007. The special distribution was approved by our board of directors in connection with a corporate restructuring.
Our line of credit contains covenants that restrict the amount of distributions that we can pay.
Issuer Purchases of Equity Securities (in thousands, except share and per share amounts)

				Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2008 Period	shares purchased	paid per share	plans or programs	plans or programs
October (a)	94,600	$20.99	94,600	$8,015
November (a)	192,000	20.88	192,000	4,006
December (a) (b)	180,935	21.78	180,935	8,126

Total	467,535

(a)	On October 10, 2008, the Executive Committee of our board of directors (the “Executive Committee”), pursuant to the prior authorization of our board, approved a program to repurchase up to $10 million of our common stock through December 15, 2008. During the term of this program, we repurchased a total of $8.5 million of our common stock.

(b)	On December 16, 2008, the Executive Committee approved a further program to repurchase up to $10 million of our common stock through March 4, 2009 or the date the maximum is reached, if earlier. Through December 31, 2008, we repurchased shares totaling $2 million under this program.

W. P. Carey 2008 10-K — 20

Stock Price Performance Graph
     The graph below provides an indicator of cumulative total stockholder returns for our common stock for the period December 31, 2003 to December 31, 2008 compared with the S&P 500 Index and the FTSE NAREIT Equity Index. The graph assumes a $100 investment on December 31, 2003, together with the reinvestment of all dividends.

	12/03	12/04	12/05	12/06	12/07	12/08
W. P. Carey & Co. LLC.	100.00	121.82	93.73	118.74	140.05	106.28
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
FTSE NAREIT Equity	100.00	131.58	147.58	199.32	168.05	104.65
     The stock price performance included in this graph is not necessarily indicative of future stock price performance.

W. P. Carey 2008 10-K — 21

Item 6. Selected Financial Data.

	Years ended December 31,
	2008	2007		2006	2005	2004
Operating Data (a)
Revenues from continuing operations (b)	$243,873	$263,156		$267,487	$163,240	$214,156
Income from continuing operations	73,874	68,603		85,567	44,868	63,493
Basic earnings from continuing operations per share	1.88	1.80		2.27	1.19	1.70
Diluted earnings from continuing operations per share	1.86	1.78		2.20	1.15	1.63
Net income	78,047	79,252		86,303	48,604	65,841
Basic earnings per share	1.99	2.08		2.29	1.29	1.76
Diluted earnings per share	1.96	2.05		2.22	1.25	1.69
Cash provided by operating activities	63,247	47,471		119,940	52,707	98,849
Cash distributions paid	87,700	71,608		68,615	67,004	65,073
Cash distributions declared per share	1.96	1.88	(c)	1.82	1.79	1.76
Payment of mortgage principal (d)	9,678	16,072		11,742	9,229	9,428

Balance Sheet Data
Real estate, net (e)	$574,329	$586,594		$574,110	$462,343	$485,505
Net investment in direct financing leases	83,792	89,463		108,581	131,975	190,644
Total assets	1,111,136	1,153,284		1,093,010	983,262	1,013,539
Long-term obligations (f)	326,874	316,751		279,314	247,298	294,629

(a)	Certain prior year amounts have been reclassified from continuing operations to discontinued operations.

(b)	Includes revenue earned in connection with CPA®:16 – Global meeting its performance criterion in 2007 as well as CPA® REIT merger transactions in 2006 and 2004.

(c)	Excludes a special distribution of $0.27 per share paid in January 2008 to shareholders of record as of December 31, 2007.

(d)	Represents scheduled mortgage principal paid.

(e)	Includes real estate accounted for under operating leases, operating real estate and real estate under construction, net of accumulated depreciation.

(f)	Represents mortgage and note obligations and deferred acquisition revenue installments.

W. P. Carey 2008 10-K — 22

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Overview
Business Overview
As described in more detail in Item 1 of this Report, we operate in two operating segments, investment management and real estate ownership. Within our investment management segment, we are currently the advisor to the following affiliated publicly-owned, non-traded real estate investment trusts: CPA®:14, CPA®:15, CPA®:16 – Global and CPA®:17 – Global and were the advisor to CPA®:12 until the CPA®:12/14 Merger in 2006.
Highlights
•	Completed investments totaling $457 million on behalf of the CPA® REITs, as compared to $1.1 billion in 2007 and $720 million in 2006.

•	Raised $342 million for CPA®:17-Global’s initial public offering (raised approximately $380 million through February 23, 2009).

•	Entered into a settlement with the SEC in March 2008 with respect to all matters relating to a previously disclosed investigation (the “SEC Settlement”). In connection with this settlement, we made payments totaling $30 million in 2008.

•	Repurchased $15.4 million of our shares through our share repurchase programs. We have repurchased an additional $6 million of our shares through February 23, 2009.

•	Opened an office in Amsterdam in July 2008 to establish a European base for the management of the CPA® REITs growing portfolio of international assets.

•	Recognized a gain of $6.5 million on a lease termination in our owned real estate portfolio.

•	Expensed $1.6 million in previously capitalized costs related to the potential offering for Carey Watermark Investors Incorporated (“Carey Watermark”).

•	Two minority interest holders in WPCI exercised options to increase their ownership in WPCI from approximately 13% to approximately 23%.

•	In our real estate ownership segment, we incurred impairment charges of $1 million on our consolidated investments. In our investment management segment, equity income was impacted by our share of impairment charges recognized by the CPA® REITs totaling $2.3 million.

•	Our quarterly cash distribution increased to $0.494 per share for the fourth quarter of 2008, or $1.98 per share on an annualized basis.
Financial Highlights
(in thousands)

	Years ended December 31,
	2008	2007	2006
Total revenue (excluding reimbursed costs from affiliates) (a)	$202,694	$249,374	$203,857
Net income (b)	78,047	79,252	86,303
Cash flow from operating activities (c)	63,247	47,471	119,940

(a)	Revenues from our investment management operations during 2007 included the recognition of previously deferred revenue totaling $45.9 million from CPA®:16 – Global meeting its performance criterion. During 2006, we earned termination and disposition revenues of $46 million as a result of the CPA®:12/14 Merger (see “Factors Affecting Comparability” below).

(b)	Net income from our investment management operations in 2007 includes the impact of the previously deferred revenue recognized upon the achievement of CPA®:16 – Global’s performance criterion and the charge taken in connection with the SEC Settlement. These events substantially offset each other. Net income in 2006 includes revenue earned in connection with the CPA®:12/14 Merger (see “Factors Affecting Comparability” below).

(c)	Our cash flows fluctuate period to period due to a number of factors, as described in “Financial Condition” below. Cash flow in 2008 was affected both by the receipt in January 2008 of $28.3 million of previously deferred revenue from CPA®:16 – Global, which had been recognized when CPA®:16 – Global met its performance criterion in 2007, and by the payment of $30 million related to the SEC Settlement. Cash flow in 2007 was affected by the payment of taxes of approximately $21 million in connection with revenue earned in December 2006 from the CPA®:12/14 Merger and deferred compensation totaling $6.6 million in connection with CPA®:16 – Global achieving its performance criterion. Cash flow in 2006 included revenue of $46 million received in connection with the CPA®:12/14 Merger (see “Factors Affecting Comparability” below).
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

W. P. Carey 2008 10-K — 23

Factors Affecting Comparability
Several events have occurred over the past few years that affect comparability of our results of operations for the periods presented in this Report. These events, described below, impacted the results of operations of our investment management segment for the years ended December 31, 2006 and 2007 and as such make it difficult to compare 2008 with 2007 and 2007 with 2006.
In 2006, CPA®:12 and CPA®:14 completed the CPA®:12/14 Merger. In connection with providing this liquidity event for CPA®:12 shareholders, CPA®:12 paid us termination revenue of $25.4 million and subordinated disposition revenue of $24.4 million. Included in subordinated disposition revenue was $3.8 million payable by CPA®:12 related to properties we acquired from CPA®:12 that was not recognized as income for financial reporting purposes but reduced the cost of the properties we acquired from CPA®:12 concurrent with the CPA®:12/14 Merger. Net income recognized in connection with the CPA®:12/14 Merger in 2006 totaled $23.3 million. This event, which did not recur in 2007 or 2008, had a significant impact on the results of our investment management segment for the year ended December 31, 2006.
Under the terms of our advisory agreement with CPA®:16 – Global, certain revenues were to be deferred and were not payable to us until CPA®:16 – Global met an agreed-upon performance criterion. In June 2007, CPA®:16 – Global met its performance criterion, and as a result, we recognized previously deferred revenue totaling $45.9 million (consisting of asset management revenue of $11.9 million, structuring revenue of $31.7 million and interest income on the previously deferred structuring revenue of $2.3 million). Net income recognized in connection with CPA®:16 – Global achieving its performance criterion totaled $21.6 million in 2007. In addition, as a result of CPA®:16 – Global meeting its performance criterion, we recognized and paid to certain employees incentive and commission compensation of $6.6 million that had previously been deferred. This event, which did not recur in 2008, had a significant impact on the results of our investment management segment for the year ended December 31, 2007.
In March 2008, we entered into a settlement with the SEC with respect to all matters relating to a previously disclosed investigation. In connection with the SEC Settlement, we made payments of $20 million, including interest, to certain of our managed REITs and paid a $10 million civil penalty. In anticipation of this settlement, we took a charge of $30 million in the fourth quarter of 2007 and recognized an offsetting $9 million tax benefit in the same period, which had a negative impact on the results of our investment management segment for the year ended December 31, 2007.
Current Developments and Trends
The deterioration in the credit and real estate financing markets that began in the second half of 2007 continued and substantially worsened in 2008, resulting in a severe financial and economic crisis that persists at the date of this Report and is likely to continue for a significant period of time. The full magnitude, effects and duration of the current financial and economic crisis cannot be predicted. At present, its effects on our business have been somewhat limited, primarily in that it has become very difficult to obtain financing for the sale-leaseback transactions we enter into on behalf of our managed funds. In addition, a number of tenants of those funds have experienced increased levels of financial distress, with several recently having filed for bankruptcy protection. Currently, we are seeing opportunities as well as additional risks in the present environment. The level of market volatility necessarily renders any discussion of current trends highly uncertain. Nevertheless, our view of current trends is presented below:
Investment Opportunities
In times such as the present, when financing is difficult to obtain, we believe sale-leaseback transactions can often be a more attractive alternative for a corporation to raise capital, which may result in increased and more attractive investment opportunities for our managed funds. As a result of the continued deterioration in the credit and real estate financing markets, we believe there has been a decrease in the level of competition for the investments we make on behalf of our managed funds, both domestically and internationally.
While the difficult financing markets have limited our ability to complete transactions, we are beginning to see increasingly attractive pricing on sale-leaseback investment opportunities, such that we may be able to achieve desired returns that would allow us to complete some transactions on behalf of the CPA® REITs during 2009 without financing. We believe the pricing improvements are due, in part, to the continued deterioration in the credit markets, which has made obtaining financing for most companies extremely difficult. Overall, our investment volume on behalf of the CPA® REITs will continue to be negatively affected by the lack of financing available in the marketplace. We earn structuring revenue on acquisitions completed on behalf of the CPA® REITs and expect such revenue to fluctuate based on changes in our investment volume period over period.
Certain of the sale-leaseback opportunities in which we invest on behalf of our managed funds arise in connection with private equity transactions. While private equity firms have raised a significant amount of capital for investment in recent periods, transaction volume has decreased significantly in part as a result of the deterioration in the credit financing markets. As a result, our participation in new private equity transactions has also decreased. While this is likely to affect us in the near term, we believe that attractive investment opportunities, including future participation in either new private equity transactions or transactions with existing portfolio companies owned by private equity firms, will be available to our managed funds once greater stability returns to the marketplace.

W. P. Carey 2008 10-K — 24

International investments continue to make up a significant portion of our investment activity on behalf of the CPA® REITs. For the year ended December 31, 2008, international investments accounted for 46% of total real estate investments we made on behalf of the CPA® REITs. For the year ended December 31, 2007, international investments accounted for 55% of total investments. We currently expect international transactions to continue to comprise a significant portion of the investments we make on behalf of the CPA® REITs, although the percentage of international investments in any given period may vary substantially. Other markets, particularly in Europe where the majority of our international investments have been made, have also been severely affected by the current financial and economic downturn.
Financing Conditions
The real estate financing markets continued to deteriorate during 2008 and we believe they are worse now than at any point during 2008. Current market conditions make it increasingly difficult to finance new investments both domestically and internationally. We expect these conditions to continue in the near term and cannot predict when these markets will recover. At present, financing on behalf of the CPA® REITs, particularly for larger transactions and for certain property types, is not available. However, as described above, pricing on potential sales-leaseback transactions is starting to improve and may allow us to complete some transactions without financing.
The deterioration in the real estate financing markets has also made refinancing debt extremely difficult. All of our property level debt is non-recourse, which means that if we default on a mortgage obligation our exposure is generally limited to the equity we have invested in that property. In addition, we have a $250 million line of credit, maturing in 2011 that pursuant to its terms can be increased to $300 million at the discretion of the lenders and extended for an additional year subject to satisfying certain conditions. This line of credit can be used for working capital needs and other commitments and may be used for future investments. The line of credit contains covenants that restrict the amount of distributions that we can pay. We were in compliance with the line of credit’s covenants at December 31, 2008.
Fundraising
We began fundraising for CPA®:17 – Global in December 2007 and have raised more than $375 million through February 20, 2009. Fundraising trends are very difficult to predict, particularly in the current economic environment. We experienced a decline in the pace of fundraising toward the end of 2008 but have seen a slight increase so far in 2009, albeit not to the levels reached prior to September 2008. During 2008, we added to the number of selected dealers for the CPA®:17 – Global offering; however, we do not expect these additional outlets to account for a material percentage of CPA®:17 – Global’s sales in the near term. To the extent we complete investments on behalf of CPA®:17 – Global without financing, we will need to continue to raise significant funds to keep making investments on its behalf, and our ability to take advantage of investment opportunities may be limited by the extent of our fundraising. These factors may inhibit our ability to generate structuring revenue.
Commercial Real Estate
We own shares in the CPA® REITs and earn asset management revenue based on a percentage of average invested assets for each CPA® REIT. As such, we benefit from rising commercial real estate values and are negatively impacted when these values decrease. Over the last several years, commercial real estate values rose significantly as a result of the relatively low long-term interest rate environment and aggressive credit conditions. As a result of market conditions worsening during 2008, we are seeing asset values decline across all asset types and expect that annual estimated net asset valuations for the CPA® REITs will decline as well. We also currently expect individual tenant credits to deteriorate as a result of current market conditions. A decline in the estimated net asset valuations of the CPA® REITs will result in lower asset management revenue for us in the future. In addition, falling asset values combined with difficult financing conditions will make it more difficult for us in situations where we need to re-lease or sell properties on behalf of the CPA® REITs.
Corporate Defaults
We expect that corporate defaults may increase during 2009, which will require more intensive management of both the assets we own and those we manage on behalf of the CPA® REITs. We believe that our emphasis on ownership of assets that are critically important to a tenant’s operations mitigates, to some extent, the risk of a tenant defaulting on its lease, both in general and upon filing for bankruptcy protection. In addition, we attempt to diversify the portfolios by tenant and tenant industry to mitigate the effect of tenant defaults. However, even where defaults do not occur, a tenant’s credit profile may deteriorate, which in turn could affect the value of the lease asset and may require us to incur impairment charges on properties we own, even where the tenant is continuing to make the required lease payments. Furthermore, a tenant may reject our lease in bankruptcy, which could subject us to losses as the property may be worth less without the lease. Defaults by tenants in the CPA® REIT portfolios, as well as conditions resulting in impairments, could also have a negative impact on our results of operations through our income from equity investments in CPA® REITs and our ability to market the CPA®:17 – Global offering.

W. P. Carey 2008 10-K — 25

We closely monitor tenant performance for our own portfolio and our managed portfolios through review of financial statements, meetings with management and review of financial covenant compliance where we have financial covenants. We have seen an increase in the level of stress of tenants in certain industries, including among others automotive parts, home building materials and food industries. We have also seen that consumer-related industries are feeling the effects of the slowing economy, as well as businesses that have operated with relatively higher levels of leverage. We believe that our portfolio and those we manage on behalf of the CPA® REITs are reasonably well diversified and do not contain any unusual concentrations of credit risk. None of the portfolios we own or manage has any significant concentration of tenants in the financial services industry.
We also closely monitor rent delinquencies as a precursor to a potential default. We have seen a small increase in rent delinquencies recently and have devoted additional resources to enhance tenant monitoring and rent collection activities. Nevertheless, we expect in the next year that there may be additional corporate defaults in our own portfolio and in the CPA® REIT portfolios.
Lease Expirations
A significant amount of the leases in our own portfolio expire by 2011. Based on annualized contractual lease revenue, lease expirations for each of the next few years are as follows: 7% in 2009, 19% in 2010, and 12% in 2011. We actively manage our portfolio and work with tenants generally beginning three years prior to lease expiration. In certain cases, we obtain lease renewals from our tenants. However, tenants may exercise purchase options rather than renew their lease, while in other cases we may seek replacement tenants or sell the property. We currently expect that a majority of leases due to expire in 2009 will be renewed by our tenants on similar terms as their current lease. Lease expirations may also affect the cash flow of certain of our managed funds, particularly CPA®:14 and CPA®:15.
Redemptions
CPA®:15, and to a lesser extent CPA®:14 and CPA®:16 – Global, are all experiencing higher levels of share redemptions, which consume cash. At present, however, the CPA® REITs are not experiencing conditions that have affected their ability to make payments of revenues due to us or their ability to pay dividends generally.
Consumer Price Index (“CPI”)
Our leases and those of the CPA® REITs generally have rent increases based on formulas indexed to increases in the CPI or other similar indices for the jurisdiction in which the property is located. While inflation rates in the U.S. and the Euro zone have generally increased in recent history, these rates are currently declining rapidly, which we expect will result in a reduction in rent increases in our own portfolio and in the managed portfolios in the future.
Exchange Rate Movements
We have foreign investments and as a result are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Despite the strengthening of the U.S. dollar in the fourth quarter of 2008, the average rate for the U.S. dollar in relation to the Euro in 2008 weakened by approximately 7% in comparison to 2007, resulting in a positive impact on our results of operations for Euro-denominated investments. Significant continued deterioration in the value of the Euro, such as has occurred in early 2009, is likely to have an adverse impact on our results of operations, and those of our managed funds, in the future. Investments denominated in the Euro accounted for approximately 9% of our annualized lease revenues at December 31, 2008.
How Management Evaluates Results of Operations
Management evaluates our results of operations with a primary focus on increasing and enhancing the value, quality and amount of assets under management by our investment management segment and seeking to increase value in our real estate ownership segment. Management focuses its efforts on improving underperforming assets through re-leasing efforts, including negotiation of lease renewals, or selectively selling assets in order to increase value in our real estate portfolio. The ability to increase assets under management by structuring investments on behalf of the CPA® REITs is affected, among other things, by the CPA® REITs’ ability to raise capital and our ability to identify and consummate appropriate investments and financing.
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

W. P. Carey 2008 10-K — 26

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
Results of Operations
A summary of comparative results of these business segments is as follows:
Investment Management (in thousands)

	Years ended December 31,
	2008	2007	Change	2007	2006	Change
Revenues
Asset management revenue	$80,714	$83,051	$(2,337)	$83,051	$57,633	$25,418
Structuring revenue	20,236	78,175	(57,939)	78,175	22,506	55,669
Incentive, termination and subordinated disposition revenue from merger	—	—	—	—	46,018	(46,018)
Wholesaling revenue	5,129	27	5,102	27	—	27
Reimbursed costs from affiliates	41,179	13,782	27,397	13,782	63,630	(49,848)

	147,258	175,035	(27,777)	175,035	189,787	(14,752)

Operating Expenses
General and administrative	(55,508)	(54,592)	(916)	(54,592)	(35,742)	(18,850)
Provision for settlement	—	(29,979)	29,979	(29,979)	—	(29,979)
Reimbursable costs	(41,179)	(13,782)	(27,397)	(13,782)	(63,630)	49,848
Depreciation and amortization	(4,515)	(4,179)	(336)	(4,179)	(7,643)	3,464

	(101,202)	(102,532)	1,330	(102,532)	(107,015)	4,483

Other Income and Expenses
Other interest income	2,261	6,031	(3,770)	6,031	2,853	3,178
Income from equity investments in CPA® REITs	6,211	11,166	(4,955)	11,166	5,002	6,164
Minority interest in loss (income)	912	(2,734)	3,646	(2,734)	892	(3,626)
Gain on sale of securities, foreign currency transactions and other, net	1,850	—	1,850	—	6,521	(6,521)

	11,234	14,463	(3,229)	14,463	15,268	(805)

Income from continuing operations before income taxes	57,290	86,966	(29,676)	86,966	98,040	(11,074)
Provision for income taxes	(22,432)	(50,158)	27,726	(50,158)	(44,710)	(5,448)

Net income from investment management	$34,858	$36,808	$(1,950)	$36,808	$53,330	$(16,522)

W. P. Carey 2008 10-K — 27

Asset Management Revenue
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, asset management revenue decreased by $2.3 million, primarily due to CPA®:16 – Global meeting its performance criterion in June 2007. During 2007, we recognized performance revenue totaling $19 million (including previously deferred performance revenue totaling $11.9 million) as a result of CPA®:16 – Global meeting its performance criterion. For 2008, we earned performance revenue from CPA®:16 – Global totaling $12 million, which was a reduction of $7 million from 2007. This decrease was partially offset by increases in asset management revenue resulting from recent investment volume as well as increases in the annual estimated net asset valuations of CPA®:14 and CPA®:15 as described below.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, asset management revenue increased by $25.4 million primarily due to the recognition of the $19 million of performance revenue from CPA®:16 – Global as described above as well as a net increase in our assets under management. Revenue earned from assets under management increased primarily as a result of recent investment activity of the CPA® REITs and increases in the annual asset valuations of CPA®:14 and CPA®:15 as described below. These increases were partially offset by a reduction in revenue resulting from our acquisition of properties from CPA®:12 (the “CPA®:12 Acquisition”) for $126 million and the sale of properties by CPA®:12 to third parties prior to the CPA®:12/14 Merger in December 2006. The purchase of assets from CPA®:12 had a negative impact on asset management revenue of approximately $1.3 million during 2007.
We obtain estimated net asset valuations for the CPA® REITs on an annual basis and sometimes on an interim basis, which occurs generally in connection with our consideration of potential liquidity events. Currently, annual estimated net asset valuations are performed for CPA®:14, CPA®:15 and CPA®:16 – Global. Recent estimated net asset valuations per share for these REITs were: CPA®:14 - $14.00 as of April 30, 2008 and $14.50, $13.20 and $12.40 as of December 31, 2007, 2006 and 2005, respectively; CPA®:15 - $12.20, $11.40 and $10.50 as of December 31, 2007, 2006 and 2005, respectively; and CPA®:16 – Global – $10.00 as of December 31, 2007, which was equivalent to its initial offering price. The decrease in CPA®:14’s estimated net asset valuation as of April 30, 2008, which was performed in connection with our discussions of possible liquidity alternatives with the board of directors of CPA®:14 commencing in early 2008, did not have a significant impact on asset management revenue in 2008. As a result of market conditions worsening during 2008, we expect that annual estimated net asset valuations for the CPA® REITs as of December 31, 2008 will decline.
Structuring Revenue
Structuring revenue is dependent on investment activity, which is subject to significant period-to-period variation. Investment volume for the past three years was $457 million in 2008, $1.1 billion in 2007 and $720 million in 2006.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, structuring revenue decreased by $57.9 million. This decrease was primarily the result of the recognition of $42.4 million of previously deferred structuring revenue from CPA®:16 – Global meeting its performance criterion in 2007 as well as a significant decrease in investment volume in 2008 compared to 2007. Investment volume for 2008 includes the acquisition of $20 million of CMBS on behalf of CPA®:17 – Global, for which we earned structuring revenues of 1% compared to an average of 4.5% that we generally earn for structuring long-term net lease investments on behalf of the CPA® REITs (Note 3).
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, structuring revenue increased by $55.7 million, primarily due to the recognition of the $42.4 million of deferred structuring revenue from CPA®:16 – Global as described above and an increase in investment volume in 2007 compared to 2006.
Incentive, Termination and Subordinated Disposition Revenue from Merger
Incentive, termination and disposition revenues are generally earned in connection with events that provide liquidity or alternatives to the CPA® REIT shareholders. These events do not occur every year and no such events occurred in either 2008 or 2007.
In connection with the CPA®:12/14 Merger, we earned termination revenue of $25.4 million and subordinated disposition revenue of $24.4 million from CPA®:12 in 2006. Subordinated disposition revenue of $3.8 million due from CPA®:12 related to the CPA®:12 Acquisition was not recognized as income but reduced the cost of the properties we acquired from CPA®:12 concurrent with the CPA®:12/14 Merger.
Wholesaling Revenue
We earn wholesaling revenue in connection with CPA®:17 – Global’s initial public offering based on the number of shares sold. Wholesaling revenue earned is substantially offset by underwriting costs incurred in connection with the offering. Such underwriting costs are included in general and administrative expenses.

W. P. Carey 2008 10-K — 28

For the year ended December 31, 2008, we earned wholesaling revenue of $5.1 million in connection with CPA®:17 – Global’s initial pubic offering, which commenced in December 2007.
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
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, reimbursed and reimbursable costs increased by $27.4 million, primarily due to broker-dealer commissions related to CPA®:17 – Global’s initial public offering, which commenced in December 2007.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, reimbursed and reimbursable costs decreased by $49.8 million, primarily because we were not actively raising funds on behalf of the CPA® REITs in 2007. During 2006, we were reimbursed for broker-dealer commissions and marketing costs related to CPA®:16 – Global’s second public offering, which was completed in December 2006.
General and Administrative
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, general and administrative expenses increased by $0.9 million, primarily due to increases in underwriting costs of $4.8 million, professional fees of $3.1 million and business development fees of $1.7 million, which were substantially offset by decreases in compensation-related costs of $8.4 million.
Underwriting costs represent costs incurred in connection with CPA®:17 – Global’s initial public offering, which commenced in December 2007. We receive wholesaling revenue in connection with the services provided to CPA®:17 – Global related to their initial public offering; as noted above, these revenues totaled $5.1 million in 2008. Professional fees primarily represent auditing, tax, legal and consulting services. Professional fees for 2008 included the write-off of offering expenses totaling $1.6 million in previously capitalized costs related to the potential offering of Carey Watermark as described below, and also include fees incurred in connection with our international operations, particularly relating to the opening of our asset management office in Amsterdam. The increase in business development costs relates primarily to our international operations.
We formed Carey Watermark in March 2008 for the purpose of acquiring interests in lodging and lodging related properties and filed a registration statement with the SEC during March 2008 to raise up to $1 billion of common stock of Carey Watermark in an initial public offering plus up to an additional $237.5 million in its common stock under a dividend reinvestment plan. However, since present market conditions have made it difficult to currently predict if and when we may commence fundraising efforts for Carey Watermark, during the fourth quarter of 2008 we expensed previously capitalized costs related to this potential offering totaling $1.6 million. These market conditions may also require Carey Watermark to reassess and expand its investment focus. As of and during the year ended December 31, 2008, the financial statements of Carey Watermark, which had no operations during the period, were included in our consolidated financial statements, as we owned all of Carey Watermark’s outstanding common stock.
Compensation-related costs were significantly higher in 2007, primarily due to CPA®:16 – Global achieving its performance criterion in June 2007 as well as higher investment volume in 2007. As a result of CPA®:16 – Global achieving its performance criterion, we recognized $6.6 million of previously deferred compensation costs in 2007. In addition, commissions/bonuses decreased by $6.3 million in 2008 compared to 2007, primarily due to lower investment volume in 2008 and reductions in current year bonuses for 2008 compared to the prior year due to current economic conditions. These decreases were partially offset by increases in compensation-related costs totaling $4.5 million, primarily from an increase of $1.7 million in the amortization of stock-based compensation to key officers in connection with a new long-term incentive compensation program implemented in 2008 as well as an increase in headcount during 2008 and severance costs.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, general and administrative expenses increased by $18.9 million, primarily due to increases in compensation-related costs of $15.5 million and professional fees of $1.2 million. Compensation-related costs increased primarily due to CPA®:16 – Global achieving its performance criterion in June 2007 as described above and the increase in investment volume over the prior year. The increase in professional fees primarily reflects costs incurred in studying various alternatives for the corporate restructuring that we completed in October 2007.

W. P. Carey 2008 10-K — 29

Provision for Settlement
In March 2008, we entered into a settlement with the SEC with respect to all matters relating to a previously disclosed investigation. In connection with the SEC Settlement, we made payments of $20 million, including interest, to certain of our managed REITs and paid a $10 million civil penalty. In anticipation of this settlement, we took a charge of $30 million in the fourth quarter of 2007 (Note 12).
Depreciation and Amortization
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, depreciation and amortization expense increased by $0.3 million, primarily due to depreciation incurred on capital assets that we acquired during 2008.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, depreciation and amortization expense decreased by $3.5 million, primarily due to accelerated amortization on intangible assets during 2006 related to an advisory agreement with CPA®:12 that was terminated as a result of the CPA®:12/14 Merger.
Other Interest Income
Other interest income is primarily comprised of interest earned on deferred structuring revenue due from the CPA® REITs.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, other interest income decreased by $3.8 million. Other interest income in 2007 included $2.3 million in interest earned on the deferred structuring revenue due from CPA®:16 – Global as a result of achieving its performance criterion.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, other interest income increased by $3.2 million, primarily due to the recognition of the $2.3 million of interest income on deferred structuring revenue from CPA®:16 – Global in 2007 as described above and interest earned subsequently, as well as an increase in investment volume in 2007 versus 2006.
Income from Equity Investments in CPA® REITs
Income from equity investments in CPA® REITs represents our proportionate share of net income (revenues less expenses) from our investments in the CPA® REITs in which we have a non-controlling interest but exercise significant influence.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, income from equity investments in CPA® REITs decreased by $5 million, primarily due to the recognition of out-of-period adjustment totaling $3.5 million during 2007 (Note 2) and impairment charges recognized by the CPA® REITs during 2008. Our share of CPA®:17 – Global’s operating results for 2008 and 2007 were not significant because our ownership interests were less than 1% throughout most of 2008 and because CPA®:17 – Global is currently in its initial fundraising phase and has only made a limited number of investments.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, income from equity investments in CPA® REITs increased by $6.2 million, primarily due to the recognition of the $3.5 million out-of-period adjustment in 2007. In addition, income from equity investments in the CPA® REITs increased due to the recognition of our share of the overall increase in net income of CPA®:14 and CPA®:15 as compared to 2006. These increases were partially offset by the impact of the CPA®:12/14 Merger, in which we disposed of a significant portion of our interests in CPA®:12 and exchanged the remainder for CPA®:14 shares.
Minority Interest in Loss (Income)
We consolidate investments in which we are deemed to have a controlling interest. Minority interest in income represents the proportionate share of net income (revenue less expenses) from such investments that is attributable to the partner(s) holding the non-controlling interest. Minority interest is comprised substantially of the results of operations of our subsidiary, W. P. Carey International LLC (“WPCI”), in which two of our employees own a minority interest, and reimbursements from a partnership agreement with certain affiliates, including the CPA® REITs, to share the costs associated with leasing our home office space. Such costs are allocated among the participants in the entity based on gross revenues and are adjusted quarterly.
In December 2008, the two minority interest holders in WPCI exercised all of their options to purchase a total of 1,500,000 shares of WPCI common stock. As a result of this exercise, the two minority interest holders currently have a total interest of approximately 23% in WPCI.

W. P. Carey 2008 10-K — 30

2008 vs. 2007 — For the year ended December 31, 2008, we recognized minority interest in loss of $0.9 million as compared to minority interest in income of $2.7 million in 2007. We recognize a loss each year in connection with our participation in a cost sharing partnership agreement with certain affiliates. This loss is generally offset by income earned from our other minority interests, primarily WPCI. Results of operations for WPCI were $2.1 million lower in 2008 compared to 2007, primarily due to the recognition, in June 2007, of previously deferred asset management and structuring revenue from CPA®:16 – Global achieving its performance criterion and lower international investment volume in 2008. As described above, 2007 was a record year in terms of investment volume with a significant portion coming from international investments. In addition, our share of the loss generated from the cost- sharing partnership agreement with certain affiliates increased by $1.5 million in 2008.
2007 vs. 2006 — For the year ended December 31, 2007, we recognized minority interest in income of $2.7 million as compared to minority interest in loss of $0.9 million in 2006 primarily because, as described above, results of operations for WPCI were significantly higher in 2007.
Gain on Sale of Securities, Foreign Currency Transactions and Other, Net
2008 — We recognized a gain of $1.8 million during 2008 related to an insurance reimbursement of certain professional services costs incurred in connection with the now settled SEC investigation.
2007 — There were no gains or losses on sale of securities, foreign currency transactions and other, net during 2007.
2006 — We recognized a gain of $6.5 million during 2006, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), from the disposal of our interests in CPA®:12 in the CPA®:12/14 Merger. We owned 2,134,140 shares of CPA®:12 at the time of the merger and elected to receive $9.9 million in cash and 1,022,800 shares of CPA®:14 stock.
Provision for Income Taxes
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, our provision for income taxes decreased by $27.7 million. Income from continuing operations before income taxes also decreased by a similar amount in 2008. The reduction for the current year period was due to several factors, including international asset management revenue being taxed in a foreign jurisdiction beginning in the third quarter of 2008, reductions in tax-generating intercompany transactions and a reduction in the amount of shares in the CPA® REITs that we hold in taxable subsidiaries. In addition, our provision for income taxes for the year ended December 31, 2007 included taxes on asset management and structuring revenue recognized as a result of CPA®:16 – Global achieving its performance criterion.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, our provision for income taxes increased by $5.4 million, primarily as a result of asset management and structuring revenue recognized from increased investment volume, as well as CPA®:16 – Global achieving its performance criterion, in 2007, partially offset by the incentive, termination and subordinated disposition revenue that we earned from the CPA®:12/14 Merger in 2006 that did not recur in 2007. We also recognized a $9 million tax benefit in the fourth quarter of 2007 in connection with the charge we incurred related to the SEC Settlement. Periodically, we distribute shares in the CPA® REITs received for services rendered from our taxable subsidiaries to the LLC. While this generates current taxable income on the current appreciation of those shares (which is eliminated for financial accounting purposes), it reduces corporate level taxability of future dividends and future appreciation on these distributed shares. In addition, the investment management income presented above excludes income that has been eliminated in consolidation but is subject to taxation.
Net Income from Investment Management
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, the resulting net income from investment management decreased by $2 million.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, the resulting net income from investment management decreased by $16.5 million.

W. P. Carey 2008 10-K — 31

Real Estate Ownership (in thousands)

	Years ended December 31,
	2008	2007	Change	2007	2006	Change
Revenues
Lease revenues	$75,932	$75,403	$529	$75,403	$69,197	$6,206
Other real estate income	20,683	12,718	7,965	12,718	8,503	4,215

	96,615	88,121	8,494	88,121	77,700	10,421

Operating Expenses
General and administrative	(7,082)	(7,256)	174	(7,256)	(5,634)	(1,622)
Depreciation and amortization	(21,149)	(21,364)	215	(21,364)	(17,494)	(3,870)
Property expenses	(7,620)	(6,245)	(1,375)	(6,245)	(5,984)	(261)
Impairment charges	(1,011)	(1,017)	6	(1,017)	(1,147)	130
Other real estate expenses	(8,196)	(7,690)	(506)	(7,690)	(5,881)	(1,809)

	(45,058)	(43,572)	(1,486)	(43,572)	(36,140)	(7,432)

Other Income and Expenses
Other interest income	623	811	(188)	811	452	359
Income from equity investments in real estate	7,987	7,191	796	7,191	2,606	4,585
Minority interest in income	(1,470)	(1,409)	(61)	(1,409)	(1,167)	(242)
Gain on sale of investment in direct financing lease	1,103	—	1,103	—	—	—
(Loss) gain on sale of securities, foreign currency transactions and other, net	(406)	3,114	(3,520)	3,114	6,448	(3,334)
Interest expense	(19,289)	(20,880)	1,591	(20,880)	(17,016)	(3,864)

	(11,452)	(11,173)	(279)	(11,173)	(8,677)	(2,496)

Income from continuing operations before income taxes	40,105	33,376	6,729	33,376	32,883	493
Provision for income taxes	(1,089)	(1,581)	492	(1,581)	(646)	(935)

Income from continuing operations	39,016	31,795	7,221	31,795	32,237	(442)
Income from discontinued operations	4,173	10,649	(6,476)	10,649	736	9,913

Net income from real estate ownership	$43,189	$42,444	$745	$42,444	$32,973	$9,471

Management’s evaluation of the sources of lease revenues is as follows (in thousands):

	Years ended December 31,
	2008	2007	2006
Rental income	$65,004	$63,682	$55,747
Interest income from direct financing leases	10,928	11,721	13,450

	$75,932	$75,403	$69,197

W. P. Carey 2008 10-K — 32

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations (in thousands):

	Years ended December 31,
Lessee	2008	2007	2006
Bouygues Telecom, S.A. (a) (b) (c)	$6,215	$5,529	$4,786
CheckFree Holdings, Inc. (b)	4,829	4,711	4,604
Daimler Trucks North America LLC	4,634	4,634	4,615
The American Bottling Company	4,562	4,501	4,444
U. S. Airways Group, Inc. (c)	3,060	2,838	2,838
Orbital Sciences Corporation	2,939	3,023	3,023
Titan Corporation	2,912	2,912	2,912
AutoZone, Inc. (d)	2,210	2,058	2,320
Lucent Technologies, Inc. (e)	1,994	1,876	1,518
Quebecor Printing, Inc. (f)	1,941	1,941	1,941
Sybron Dental Specialties Inc.	1,770	1,770	1,770
Unisource Worldwide, Inc.	1,677	1,686	1,694
Werner Corporation (g)	1,625	1,627	—
BE Aerospace, Inc.	1,580	1,580	1,575
CSS Industries, Inc.	1,570	1,570	1,570
Career Education Corporation (h)	1,502	1,502	125
Eagle Hardware & Garden, a subsidiary of Lowe’s Companies (d)	1,486	1,680	1,543
PPD Development, Inc. (c) (h)	1,485	1,340	113
Sprint Spectrum, L.P.	1,425	1,425	1,425
Enviro Works, Inc.	1,421	1,350	1,326
AT&T Corporation	1,259	1,259	1,259
Omnicom Group Inc.	1,251	1,251	1,168
BellSouth Telecommunications, Inc.	1,224	1,224	1,224
United States Postal Service	1,182	1,179	1,231
Other (a) (h)	20,179	20,937	20,173

	$75,932	$75,403	$69,197

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	Lease revenues applicable to minority interests in the consolidated amounts above total $3.6 million, $3.4 million and $3.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(c)	Increase is due to CPI-based (or equivalent) rent increase in 2008.

(d)	Revenue amounts are subject to fluctuations in percentage rents.

(e)	Increase is due to above-market lease intangible becoming fully amortized during 2007.

(f)	Tenant filed for bankruptcy protection in January 2008.

(g)	New tenant at existing property. In 2006, we recorded $1.5 million in lease revenues from a previous tenant at this property.

(h)	Includes the CPA®:12 real estate interests acquired in December 2006.

W. P. Carey 2008 10-K — 33

We recognize income from equity investments in real estate of which lease revenues are a significant component. Net lease revenues from these ventures (for the entire venture, not our proportionate share) are as follows (dollars in thousands):

	Ownership
	Interest at	Years ended December 31,
Lessee	December 31, 2008	2008	2007	2006
Carrefour France, S.A. (a) (b) (c)	46%	$21,387	$19,061	$16,303
Federal Express Corporation	40%	6,967	6,892	6,817
Medica - France, S.A. (a) (d) (e)	46%	7,169	6,348	493
Information Resources, Inc.	33%	4,972	4,972	4,972
Sicor, Inc.	50%	3,343	3,343	3,343
Hologic, Inc.	36%	3,317	3,212	3,169
Consolidated Systems, Inc. (d)	60%	1,831	1,810	478
Childtime Childcare, Inc.	34%	1,248	1,280	1,297
The Retail Distribution Group (d)	40%	808	808	67
Schuler A.G. (a) (f)	33%	6,802	1,808	—

		$57,844	$49,534	$36,939

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	In December 2006, we increased our interest to 50% from 22% as a result of the CPA®:12 Acquisition. Our interest was subsequently reduced to 46% in September 2007 as a result of a restructuring of ownership interests with an affiliate.

(c)	Increase is due to CPI-based (or equivalent) rent increase.

(d)	We acquired our interests in these ventures in December 2006, which includes the CPA®:12 Acquisition interests acquired.

(e)	Our interest was increased to 46% from 35% in September 2007 as a result of a restructuring of ownership interests with an affiliate.

(f)	We acquired our interest in this venture in December 2007.
The above table does not reflect our share of interest income from our 5% interest in a venture that acquired a note receivable in April 2007. The venture recognized interest income (for the entire venture, not our proportionate share) of $37.2 million and $25.5 million in 2008 and 2007, respectively.
Lease Revenues
Our net leases generally have rent increases based on formulas indexed to increases in the CPI or other similar indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, lease revenues (rental income and interest income from direct financing leases) increased by $0.5 million. Rent increases at several properties contributed $1.9 million to this increase, while lease revenues from an investment entered into during December 2007 contributed $1 million. These increases were substantially offset by the impact of property sales and lease expirations totaling $2.6 million.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, lease revenues increased by $6.2 million, primarily due to lease revenues earned on properties acquired in the CPA®:12 Acquisition in December 2006, which contributed $3.3 million, rent increases and rent from new tenants at existing properties, which contributed $1.9 million. Lease revenue also benefited from the favorable impact of fluctuations in foreign currency exchange rates. These increases were partially offset by the impact of recent lease expirations.
Other Real Estate Income
Other real estate income generally consists of revenue from Carey Storage, a subsidiary that invests in domestic self-storage properties (see Part I, Item I, “Business — Investment Management - Self-Storage Investments”) and Livho, a subsidiary that operates a Radisson hotel franchise in Livonia, Michigan. Other real estate income also includes lease termination payments and other non-rent related revenues from real estate ownership including, but not limited to, settlements of claims against former lessees. We receive settlements in the ordinary course of business; however, the timing and amount of settlements cannot always be estimated.

W. P. Carey 2008 10-K — 34

2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, other real estate income increased by $8 million, primarily due to a $6.5 million gain recognized on a lease termination in 2008. In October 2008, we terminated the lease on a domestic property in exchange for termination fees totaling $7.5 million, partially offset by the write-off of certain intangible assets totaling $1 million. In addition, income from seven properties that Carey Storage acquired in 2007 also contributed $1.1 million of the increase.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, other real estate income increased by $4.2 million, primarily due to income from Carey Storage, which commenced operations in December 2006 and recognized income of $5.7 million in 2007. Other real estate income also increased by $1 million as a result of increases in reimbursable tenant costs, which are recorded as both revenue and expense and therefore have no impact on net income. These increases were partially offset by a reduction in income from Livho, whose operations have been impacted by renovation work at the hotel.
General and Administrative
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, general and administrative expenses decreased by $0.2 million, primarily due to a reduction in professional fees in 2008.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, general and administrative expenses increased by $1.6 million, primarily due to increases in compensation-related costs and professional fees. During 2007, compensation costs increased by $0.9 million, primarily due to increased investment volume and the achievement by CPA®:16 – Global of its performance criterion in June 2007.
Depreciation and Amortization
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, depreciation and amortization expense decreased by $0.2 million, primarily as a result of in-place lease intangible assets at certain properties that became fully amortized in 2007.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, depreciation and amortization expense increased by $3.9 million. Of this increase, $2.7 million was due to 2007 investment activity, including the CPA®:12 Acquisition and the self storage acquisitions of Carey Storage. The remainder of the increase was due to the acceleration of depreciation on certain Livho assets.
Property Expenses
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, property expenses increased by $1.4 million, primarily due to increases in other property-related expenses, including professional services, insurance and utilities, totaling $0.9 million.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, property expenses increased by $0.3 million, primarily due to increases in reimbursable tenant costs. Actual recoveries of reimbursable tenant costs are recorded as both revenue and expense and therefore have no impact on net income.
Impairment Charges
For the years ended December 31, 2008, 2007 and 2006, we recorded impairment charges related to our continuing real estate ownership operations totaling $1 million, $1 million and $1.1 million, respectively. The table below summarizes the impairment charges recorded for the past three fiscal years for both continuing and discontinued operations (in thousands):

Property	2008	2007	2006	Reason
Various properties	$1,011	$1,017	$1,147	Decline in unguaranteed residual value of properties or decline in asset value

Impairment charges from continuing operations	$1,011	$1,017	$1,147

Walbridge, Ohio	—	2,317	—	Property sold for less than carrying value
Amberly Village, Ohio	—	—	3,200	Property sold for less than carrying value
Various properties	—	—	157	Property sold for less than carrying value or property value has declined

Impairment charges from discontinued operations	$—	$2,317	$3,357

W. P. Carey 2008 10-K — 35

Other Real Estate Expenses
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, other real estate expenses increased by $0.5 million, primarily due to expenses incurred on the seven self-storage properties that Carey Storage acquired during 2007.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, other real estate expenses increased by $1.8 million, primarily due to operating expenses related to our self-storage properties, which Carey Storage began acquiring in December 2006. This increase was partially offset by reductions in operating expenses of our Livho subsidiary, whose operations were impacted by renovation work at the hotel during 2007.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have a non-controlling interest but exercise significant influence.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, income from equity investments in real estate increased by $0.8 million. The full year impact of our investment in the Schuler A.G. venture (purchased in December 2007) contributed equity income of $2.1 million in 2008, while changes in depreciation / amortization schedules for certain equity investments beginning in the third quarter of 2007 contributed an additional $1.7 million in 2008 (Note 2). These increases were partially offset by a decrease of $2.7 million in 2008 in our Sicor, Inc. venture primarily as a result of this venture’s refinancing in June 2007 of an existing $2.5 million mortgage with new financing totaling $35.4 million based on the appraised value of the real estate of the venture.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, income from equity investments in real estate increased by $4.6 million, primarily due to recent investment activity, including the CPA®:12 Acquisition and the recognition of an out-of-period adjustment in the third quarter of 2007 as described in Note 2.
Gain on Sale of Investment in Direct Financing Lease
During the year ended December 31, 2008, we sold our investment in a direct financing lease for $5 million, net of selling costs, and recognized a net gain on sale of $1.1 million. No such events occurred in 2007 and 2006.
(Loss) Gain on Sale of Securities, Foreign Currency Transactions and Other Gains, net
2008 vs. 2007 — For the year ended December 31, 2008, we recognized a loss on sale of securities, foreign currency transactions and other gains, net of $0.4 million, as compared to a gain of $3.1 million in 2007. As a result of the strengthening of the U.S. dollar against the Euro in the second half of 2008, we reflected cumulative unrealized currency losses of $2.4 million during 2008 due to changes in foreign currency exchange rates on notes receivable from international subsidiaries. In addition we incurred a loss of $0.2 million in connection with the write off of certain warrants. These losses were substantially offset by realized foreign currency transaction gains of $2.3 million recognized in 2008 in connection with the repatriation of cash held in foreign accounts. The gain recognized in 2007 was primarily due to foreign currency translation gains as described below.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, gain on sale of securities, foreign currency transactions and other gains, net decreased by $3.3 million, primarily due to the recognition in 2006 of a gain of $4.8 million from the sale of our common stock holdings in Meristar Hospitality Corp. Impairment charges totaling $11.3 million were recognized in prior periods to write down the value of this investment to its estimated fair value. This decrease was partially offset by foreign currency translation gains. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. During 2007, the average rate for the U.S. dollar in relation to the Euro was considerably weaker than during the prior year, and as a result, we experienced a positive impact on our results of foreign operations as compared to 2006.
Interest Expense
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, interest expense decreased by $1.6 million, primarily due to decreases of $0.5 million resulting from scheduled principal payments, $0.8 million resulting from the pay-off of two mortgages in 2007 and $0.6 million from a lower average annual interest rate on our variable rate secured credit facility. The secured credit facility was paid off in January 2009 (see Cash Resources below). These decreases were partially offset by an increase of $0.5 million in interest expense incurred on our unsecured credit facility, which had a higher average outstanding balance during 2008 than in 2007. The higher average outstanding balance was primarily attributable to payments in March 2008 totaling $30 million in connection with the SEC Settlement as well as to the repurchase of shares in connection with our share repurchase programs.

W. P. Carey 2008 10-K — 36

2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, interest expense increased $3.9 million primarily due to additional borrowings under our credit facilities, which were used for investments and other recurring operating activities as well as the impact of new mortgage financing obtained in 2007 and 2006, including the mortgage obligations assumed in connection with the CPA®:12 Acquisition. Interest expense on our secured credit facility increased by $2.3 million, primarily due to acquisitions by Carey Storage during 2007 and a full year’s interest expense on storage properties acquired during 2006. Interest expense on the unsecured credit facility increased $1.5 million, primarily from a $36 million higher average outstanding balance during 2007 versus 2006. The average annual interest rate on this facility remained relatively unchanged year over year.
Income from Continuing Operations
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, the resulting income from continuing operations increased by $7.2 million.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, the resulting income from continuing operations decreased $0.4 million.
Discontinued Operations
2008 — For the year ended December 31, 2008, we earned income from the operations of discontinued properties of $4.2 million, which was primarily comprised of proceeds received from a former tenant in payment of a $3.8 million legal judgment in our favor.
2007 — For the year ended December 31, 2007, we earned income from discontinued operations of $10.6 million. During 2007, we sold several properties and recognized a net gain of $15.5 million and lease termination revenue of $1.9 million in connection with these transactions. Income generated from these transactions were partially offset by the minority interest partners’ share of income totaling $5.4 million and the recognition of an impairment charge on one of these properties of $2.3 million.
2006 — For the year ended December 31, 2006, we earned income from discontinued operations of $0.7 million, due primarily to gains on sales of properties totaling $3.5 million and income of $1.2 million from the operations of discontinued properties, partially offset by impairment charges on these properties totaling $3.4 million.
Impairment charges for 2008, 2007 and 2006 are described in Impairment Charges above.
The effect of suspending depreciation expense as a result of the classification of properties as held for sale was less than $0.1 million and $0.2 million for the years ended December 31, 2007 and 2006, respectively. There were no properties classified as held for sale during 2008.
Financial Condition
Uses of Cash during the Year
Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the nature and timing of receipts of transaction-related revenue, the performance of the CPA® REITs relative to their performance criteria, the timing of purchases and sales of real estate, purchases under our share repurchase programs, the timing of certain payments and the receipt of the annual installment of deferred acquisition revenue and interest thereon in the first quarter.
Although our cash flows may fluctuate from period to period, we believe that we will generate sufficient cash from operations and, if necessary, from the proceeds of non-recourse mortgage loans, unused capacity on our line of credit and the issuance of additional equity securities to meet our short-term and long-term liquidity needs. We assess our ability to access capital on an ongoing basis. There has been no material change in our financial condition since December 31, 2007. Our sources and uses of cash during 2008 are described below.

W. P. Carey 2008 10-K — 37

Operating Activities
During 2008, we used our cash flows from operations along with existing cash resources and borrowings under our line of credit to fund distributions to shareholders and make purchases of common stock under our share repurchase programs. Cash flows from operations were also impacted during 2008 by payments made related to the SEC Settlement totaling $30 million.
During 2008, we received revenue of $40 million from providing asset-based management services on behalf of the CPA® REITs, exclusive of that portion of such revenue being satisfied by the CPA® REITs through the issuance of their restricted common stock rather than paying cash (see below). We also received revenue of $11.5 million in connection with structuring investments on behalf of the CPA® REITs. In January 2008, we received $47.1 million related to the annual installment of deferred acquisition revenue from CPA®:14, CPA®:15 and CPA®:16 – Global, including interest. This included previously deferred structuring revenues of $28.3 million from CPA®:16 – Global, which met its performance criterion in June 2007. In January 2009, we received $21.8 million related to the annual installment of deferred acquisition revenue from CPA®:14, CPA®:15 and CPA®:16 – Global, including interest. We receive deferred structuring revenue from CPA®:17 – Global on a quarterly basis, which totaled $1.9 million during 2008.
In 2008, we elected to receive all performance revenue from CPA®:14, CPA®:15 and CPA®:16 – Global as well as asset management revenue from CPA®:17 – Global in restricted shares rather than cash. For 2009, we have elected to continue to receive all performance revenue from CPA®:16 – Global as well as asset management revenue from CPA®:17 – Global in restricted shares rather than cash. However, for CPA®:14 and CPA®:15, we have elected to receive 80% of all performance revenue in restricted shares, with the remaining 20% payable in cash.
During 2008, our real estate ownership provided cash flows (contractual lease revenues, net of property-level debt service) of approximately $57 million.
Investing Activities
Our investing activities are generally comprised of real estate transactions (purchases and sales) and capitalized property-related costs. During 2008, we used $14.1 million primarily for capital improvements to existing properties. Cash inflows during the year included distributions from equity investments in real estate and CPA® REITs in excess of equity income of $19.9 million, proceeds from the sale of real estate interests of $5.1 million and a refund of $3.2 million of foreign taxes previously paid on the purchase of real estate.
Based on current distribution rates and our current investment in the CPA® REITs, our annual distributions from the CPA® REITs for 2009 are projected to be approximately $13.3 million.
Financing Activities
During 2008, we paid distributions to shareholders of $87.7 million, inclusive of a special distribution of approximately $10.6 million paid in January 2008 in connection with our corporate restructuring that was completed during 2007, and made scheduled mortgage principal payments totaling $9.7 million. We also used $7.6 million to repay a loan from certain affiliates. Borrowings under our line of credit increased overall by $18.3 million since December 31, 2007 and were comprised of gross borrowings of $132.8 million and repayments of $114.5 million. Borrowings under our line of credit were used for several purposes, including making payments in connection with the SEC Settlement and funding portions of our share repurchase programs. We also obtained $10.1 million of non-recourse mortgage financing on a previously unleveraged property. During 2008, we raised $23.4 million from the issuance of shares of our common stock, primarily as a result of the exercise of certain warrants in 2008 (Note 15) and to a lesser extent as a result of purchases under our distribution reinvestment program. In connection with our share repurchase programs, we repurchased shares totaling $15.4 million during 2008.

W. P. Carey 2008 10-K — 38

Summary of Financing
The table below summarizes our mortgage notes payable and credit facilities as of December 31, 2008 and 2007, respectively (dollars in thousands).

	December 31,
	2008	2007
Balance
Fixed rate	$169,425	$183,180
Variable rate (a)	157,449	133,571

	$326,874	$316,751

Percent of total debt
Fixed rate	52%	58%
Variable rate (a)	48%	42%

	100%	100%

Weighted average interest rate at end of year
Fixed rate	6.3%	6.3%
Variable rate (a)	3.3%	5.9%

(a)	Included in variable rate debt as of December 31, 2008 is (i) $81 million outstanding under our line of credit, (ii) $44.2 million in variable rate debt (inclusive of $35 million outstanding under our secured credit facility) that has either been effectively converted to fixed rates through interest rate swaps or is subject to cap through interest rate cap derivative instruments (Note 10) and (iii) $27.2 million in mortgage obligations that are currently fixed rate but which have interest rate reset features that may change the interest rates to then prevailing market fixed rates (subject to specified caps) at certain points in their term. There are no interest rate resets scheduled during 2009.
Cash Resources
At December 31, 2008, our cash resources consisted of the following:
–	Cash and cash equivalents totaling $16.8 million. Of this amount, $8 million, at then current exchange rates, was held in foreign bank accounts, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;

–	Line of credit with unused capacity of $169 million, all of which is available to us and which may also be used to loan funds to our affiliates. Our lender has issued letters of credit totaling $4 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under this facility; and

–	We also have currently unleveraged properties that had an aggregate carrying value of $277.3 million.
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

	December 31, 2008		December 31, 2007
	Outstanding	Maximum	Outstanding	Maximum
	Balance	Available	Balance	Available
Line of credit	$81,000	$250,000	$62,700	$250,000
Secured credit facility	35,009	35,009	35,581	105,000

	$116,009	$285,009	$98,281	$355,000

W. P. Carey 2008 10-K — 39

Line of credit
In June 2007, we entered into a $250 million revolving line of credit to replace our previous $175 million line of credit that was due to expire in July 2007. The line of credit, which matures in June 2011, can, pursuant to its terms, be increased up to $300 million at the discretion of the lenders and extended for an additional year subject to satisfying certain conditions and the payment of an extension fee equal to 0.125% of the total commitments under the facility at that time.
The line of credit provides for an annual interest rate, at our election, of either (i) LIBOR plus a spread that ranges from 75 to 120 basis points depending on our leverage or (ii) the greater of the lender’s prime rate and the Federal Funds Effective Rate plus 50 basis points. At December 31, 2008, the average interest rate on advances on the line of credit was 2.6%. In addition, we pay an annual fee ranging between 12.5 and 20 basis points of the unused portion of the line of credit, depending on our leverage ratio. Based on our leverage ratio at December 31, 2008, we pay interest at LIBOR plus 75 basis points and pay 12.5 basis points on the unused portion of the line of credit. The line of credit has financial covenants that among other things require us to maintain a minimum equity value, restrict the amount of distributions we can pay and requires us to meet or exceed certain operating and coverage ratios. We were in compliance with these covenants as of December 31, 2008.
Secured credit facility
In December 2006, Carey Storage, entered into a two year credit facility for up to $105 million that provided for advances through March 8, 2008, after which no more additional borrowings were available. The credit facility was to expire in December 2008; however, the terms of the credit facility provided us with three options to extend the maturity date of this facility for consecutive one year periods on substantially the same terms. In December 2008, we exercised the first option to extend the credit facility for an additional year. In January 2009, we repaid the $35 million outstanding under this credit facility for $28 million, or a 20% discount, and terminated the facility (Note 19).
Cash Requirements
During 2009, cash requirements will include paying distributions to shareholders, making scheduled mortgage principal payments, including mortgage balloon payments totaling $33.9 million (inclusive of our share of a balloon payment in connection with a venture in which we account for our interest as an equity investment in real estate), and making distributions to minority partners, as well as other normal recurring operating expenses. In January 2009, Carey Storage repaid the $35 million outstanding under its secured credit facility at a discount for $28 million, as noted above. We may also seek to use our cash to invest in new properties, repurchase our common stock and maintain cash balances sufficient to meet working capital needs. We may issue additional shares in connection with investments when it is consistent with the objectives of the seller. In 2008, we extended the maturity of a $5 million scheduled balloon payment by an additional year to December 2009. We currently have one one-year renewal extension left on this mortgage obligation.
We expect to meet our capital requirements to fund future investments, any capital expenditures on existing properties and scheduled debt maturities on non-recourse mortgages through use of our cash reserves or unused amounts on our line of credit.
Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and contractual obligations as of December 31, 2008 and the effect that these obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

		Less than				More than
	Total	1 Year		1-3 Years	3-5 Years	5 years
Non-recourse debt — Principal	$245,874	$76,725	(a)	$42,252	$37,578	$89,319
Line of credit — Principal	81,000	—		81,000	—	—
Interest on borrowings (b)	57,174	13,706	(a)	20,245	11,669	11,554
Operating and other lease commitments (c)	31,297	3,068		6,442	6,361	15,426
Property improvements (d)	4,000	4,000		—	—	—
Other commitments (e)	191	191		—	—	—

	$419,536	$97,690		$149,939	$55,608	$116,299

(a)	Includes $35 million outstanding under our secured facility. The secured credit facility was subsequently repaid and terminated in January 2009.

W. P. Carey 2008 10-K — 40

(b)	Interest on variable rate debt obligations was calculated using the variable interest rates and balances outstanding as of December 31, 2008.

(c)	Operating and other lease commitments consist primarily of the total minimum rents payable on the lease for our principal offices. We are reimbursed by affiliates for their share of the future minimum rents under an office cost-sharing agreement. These amounts are allocated among the entities based on gross revenues and are adjusted quarterly. The table above excludes the rental obligation under a ground lease of a venture in which we own a 46% interest. This obligation totals approximately $2.8 million over the lease term through January 2063.

(d)	Represents remaining commitments to fund certain property improvements.

(e)	Includes estimates for accrued interest and penalties related to uncertain tax positions and a commitment to contribute capital to an investment in India.
Amounts related to our foreign operations are based on the exchange rate of the Euro as of December 31, 2008.
We have employment contracts with certain senior executives. These contracts provide for severance payments in the event of termination under certain conditions including a change of control.
As of December 31, 2008, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
We have investments in unconsolidated joint ventures that own single-tenant properties net leased to corporations. All of the underlying investments are owned with affiliates. Summarized financial information for these ventures (for the entire venture, not our proportionate share) at December 31, 2008 is presented below (dollars in thousands):

	Ownership
	Interest at		Total Third
Lessee	December 31, 2008	Total Assets	Party Debt	Maturity Date
The Retail Distribution Group	40%	$11,591	$5,481	9/2009
Federal Express Corporation	40%	46,862	40,686	1/2011
Information Resources, Inc.	33%	47,325	22,384	1/2011
Childtime Childcare, Inc.	34%	10,081	6,569	1/2011
Carrefour France, S.A. (a)	46%	152,327	120,576	12/2014
Consolidated Systems, Inc.	60%	17,178	11,698	11/2016
Sicor, Inc. (b)	50%	17,027	35,350	7/2017
Medica - France, S.A. (a)	46%	51,588	41,804	10/2017
Hologic, Inc.	36%	28,190	15,549	5/2023
Schuler A.G. (a)	33%	73,268	—	N/A

		$455,437	$300,097

(a)	Amounts shown are based on the exchange rate of the Euro as of December 31, 2008.

(b)	In June 2007, this venture completed the refinancing of an existing $2.5 million non-recourse mortgage with new non-recourse financing of $35.3 million based on the then appraised value of the underlying real estate of the venture and distributed the proceeds to the venture partners.
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
In connection with the purchase of many of our properties, we required the sellers to perform environmental reviews. We believe, based on the results of these reviews, that our properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with leakage from underground storage tanks, surface spills or historical on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, our leases generally require tenants to indemnify us from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. The leases generally include

W. P. Carey 2008 10-K — 41

provisions that allow for periodic environmental assessments, paid for by the tenant, and allow us to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of our leases allow us to require financial assurances from tenants, such as performance bonds or letters of credit, if the costs of remediating environmental conditions are, in our estimation, in excess of specified amounts. Accordingly, we believe that the ultimate resolution of environmental matters should not have a material adverse effect on our financial condition, liquidity or results of operations.
Subsequent Events
In January 2009, Carey Storage completed a transaction with a third party, whereby it received cash proceeds of $21.9 million plus a commitment to invest up to a further $8.1 million of equity to fund the purchase of self-storage assets in the future in exchange for a 60% interest in its self storage portfolio. Due to an option to repurchase this interest at fair value, we expect that we will reflect the properties currently owned under the profit sharing method.
In connection with this transaction, Carey Storage repaid, in full, the $35 million outstanding balance on the secured credit facility for $28 million, or a 20% discount. Carey Storage expects to recognize a gain of $7 million on the repayment of this debt, of which we expect to retain our 40% interest, or $2.8 million. The debt repayment was financed with a portion of the proceeds from the exchange of the 60% interest and new non-recourse debt totaling $18 million that is secured by individual mortgages, with a new lender, on seven self storage properties in the portfolio. The new financing bears interest at a fixed rate of 7% per annum and has a 10 year term with a rate reset after 5 years. In February 2009, Carey Storage received further new non-recourse debt totaling $7 million that is secured by individual mortgages on six self storage properties in the portfolio from the new lender on the same terms.
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
Classification of Real Estate Assets
We classify our directly owned leased assets for financial reporting purposes at the inception of a lease or when significant lease terms are amended as either real estate leased under operating leases or net investment in direct financing leases. This classification is based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. In determining the classification of a lease, we use estimates of remaining economic life provided by third party appraisals of the leased assets. The calculation of the present value of future minimum rents includes determining a lease’s implicit interest rate, which requires an estimate of the residual value of leased assets as of the end of the non-cancelable lease term. Estimates of residual values are based on third party appraisals. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets. The contractual terms of our leases are not necessarily different for operating and direct financing leases; however, the classification is based on accounting pronouncements that are intended to indicate whether the risks and rewards of ownership are retained by the lessor or substantially transferred to the lessee. Management believes that it retains certain risks of ownership regardless of accounting classification. Assets classified as net investment in direct financing leases are not depreciated but are written down to expected residual value over the lease term. Therefore, the classification of assets may have a significant impact on net income even though it has no effect on cash flows.
Identification of Tangible and Intangible Assets in Connection with Real Estate Acquisitions
In connection with the acquisition of properties, purchase costs are allocated to tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of tangible assets, consisting of land, buildings and tenant improvements, is determined as if vacant. Intangible assets including the above-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values. The below-market values of leases are recorded at their relative fair values and are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.
The value attributed to tangible assets is determined in part using a discounted cash flow model that is intended to approximate what a third party would pay to purchase the property as vacant and rent at current “market” rates. In applying the model, we assume that the disinterested party would sell the property at the end of a market lease term. Assumptions used in the model are property-specific where such information is available; however, when certain necessary information is not available, we use available regional and property-type information. Assumptions and estimates include a discount rate or internal rate of return, marketing period necessary to

W. P. Carey 2008 10-K — 42

put a lease in place, carrying costs during the marketing period, leasing commissions and tenant improvements allowances, market rents and growth factors of such rents, market lease term and a cap rate to be applied to an estimate of market rent at the end of the market lease term.
Above-market and below-market lease intangibles are based on the difference between the market rent and the contractual rents and are discounted to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired. We acquire properties subject to net leases and consider the credit of the lessee in negotiating the initial rent.
The total amount of other intangibles is allocated to in-place lease values and tenant relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with each tenant. Characteristics we consider in allocating these values include the expectation of lease renewals, nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant and the tenant’s credit profile, among other factors. Intangibles for above-market and below-market leases, in-place lease intangibles and tenant relationships are amortized over their estimated useful lives. In the event that a lease is terminated, the unamortized portion of each intangible, including market rate adjustments, in-place lease values and tenant relationship values, is charged to expense.
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
Basis of Consolidation
The consolidated financial statements include all of our accounts and those of our majority-owned and/or controlled subsidiaries. The portion of these entities that we do not own is presented as minority interest as of and during the periods consolidated. All material inter-entity transactions have been eliminated.
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a variable interest entity (“VIE”) and if we are deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs that we control. Entities that we account for under the equity method (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus fundings) include (i) entities that are VIEs and of which we are not deemed to be the primary beneficiary and (ii) entities that are non-VIEs that we do not control but over which we have the ability to exercise significant influence. We will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.
In determining whether we control a non-VIE, our consideration includes using the Emerging Issues Task Force (“EITF”) Consensus on Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is restricted to limited partnerships or similar entities that are not variable interest entities under FIN 46R. The EITF reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner must account for its investment in the limited partnership using the equity method of accounting.
Investments in tenant-in-common interests consist of our interests in various domestic and international properties. Consolidation of these investments is not required as they do not qualify as VIEs as defined in FIN 46R and do not meet the control requirement required for consolidation under Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”), as amended by EITF 04-05. Accordingly, we account for these investments using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenant-in-common interest investment creates an opportunity for us to have significant influence on the operating and financial decisions of these investments and thereby creates some responsibility by us for a return on our investment.

W. P. Carey 2008 10-K — 43

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
We formed Carey Watermark in March 2008 for the purpose of acquiring interests in lodging and lodging related properties and filed a registration statement with the SEC during March 2008 to raise up to $1 billion of common stock of Carey Watermark in an initial public offering plus up to an additional $237.5 million in its common stock under a dividend reinvestment plan. However, since present market conditions have made it difficult to currently predict if and when we may commence fundraising efforts for Carey Watermark, during the fourth quarter of 2008 we expensed previously capitalized costs related to this potential offering totaling $1.6 million. These market conditions may also require Carey Watermark to reassess and expand its investment focus. As of and during the year ended December 31, 2008, the financial statements of Carey Watermark, which had no operations during the period, were included in our consolidated financial statements, as we owned all of Carey Watermark’s outstanding common stock.
Impairments
Impairment charges may be recognized on long-lived assets, including but not limited to, real estate, direct financing leases, assets held for sale, goodwill and equity investments. Estimates and judgments are used when evaluating whether these assets are impaired.
When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we perform projections of undiscounted cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires us to make our best estimate of market rents, residual values and holding periods. In our evaluations, we generally obtain market information from outside sources; however, such information requires us to determine whether the information received is appropriate to the circumstances. As our investment objective is to hold properties on a long-term basis, holding periods used in the analyses generally range from five to ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. We will consider the likelihood of possible outcomes in determining the best possible estimate of future cash flows. Because in most cases each of our properties is leased to one tenant, we are more likely to incur significant writedowns when circumstances change because of the possibility that a property will be vacated in its entirety and, therefore, our risks are different from the risks related to leasing and managing multi-tenant properties. Events or changes in circumstances can result in further non-cash writedowns and impact the gain or loss ultimately realized upon sale of the assets.
We perform a review of our estimate of the residual value of our direct financing leases at least annually to determine whether there has been an other than temporary decline in the current estimate of residual value of the underlying real estate assets (i.e., the estimate of what we could realize upon sale of the property at the end of the lease term). If the review indicates a decline in residual value that is other than temporary, a loss is recognized and the accounting for the direct financing lease is revised to reflect the decrease in the expected yield using the changed estimate; that is, a portion of the future cash flow from the lessee is recognized as a return of principal rather than as revenue. While an evaluation of potential impairment of real estate subject to an operating lease is determined by a change in circumstances, the evaluation of a direct financing lease can be affected by changes in long-term market conditions even though the obligations of the lessee are being met. Changes in circumstances include, but are not limited to, vacancy of a property not subject to a lease and termination of a lease. We may also assess properties for impairment because a lessee is experiencing financial difficulty and because management expects that there is a reasonable probability that the lease will be terminated in a bankruptcy proceeding or a property remains vacant for a period that exceeds the period anticipated in a prior impairment evaluation.
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

W. P. Carey 2008 10-K — 44

For the second step, we determine the impairment charge by comparing the implied fair value of the goodwill with its carrying amount and record an impairment charge equal to the excess of the carrying amount over the implied fair value. The implied fair value of the goodwill is determined by allocating the estimated fair value of the investment management segment to its assets and liabilities. The excess of the estimated fair value of the investment management segment over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. We have performed our annual test for impairment of our investment management segment, the reportable unit of measurement, and concluded that the goodwill is not impaired.
When we identify assets as held for sale, we discontinue depreciating the assets and estimate the sales price, net of selling costs, of such assets. If, in our opinion the net sales price of the assets that have been identified for sale is less than the net book value of the assets, an impairment charge is recognized and a valuation allowance is established. To the extent that a purchase and sale agreement has been entered into, the allowance is based on the negotiated sales price. To the extent that we have adopted a plan to sell an asset but have not entered into a sales agreement, we make judgments of the net sales price based on current market information. We will continue to review the initial valuation for subsequent changes in the fair value less cost to sell and will recognize an additional impairment charge or a gain (not to exceed the cumulative loss previously recognized). If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, or (b) the fair value at the date of the subsequent decision not to sell.
Investments in unconsolidated ventures are accounted for under the equity method and are recorded initially at cost as equity investments in real estate and CPA® REITs and subsequently adjusted for our proportionate share of earnings and cash contributions and distributions. On a periodic basis, we assess whether there are any indicators that the value of equity investments in real estate and CPA® REITs may be impaired and whether or not that impairment is other than temporary. To the extent impairment has occurred, the charge is measured as the excess of the carrying amount of the investment over the fair value of the investment.
Provision for Uncollected Amounts from Lessees
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because our real estate ownership segment has a limited number of lessees (24 lessees represented 73% of annual lease revenues during 2008), we believe that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. We generally recognize a provision for uncollected rents and other tenant receivables and measure our allowance against actual arrearages. For amounts in arrears, we make subjective judgments based on our knowledge of a lessee’s circumstances, which may include evaluating factors such as the age of the receivables, the tenant’s credit profile, as well as prior experience with the tenant and may reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
Determination of Certain Asset Based Management and Performance Revenue
We earn asset-based management and performance revenue for providing property management, leasing, advisory and other services to the CPA® REIT’s. For certain CPA® REIT’s, this revenue is based on third party annual estimated valuations of the underlying real estate assets of the CPA® REIT. The valuation uses estimates, including but not limited to market rents, residual values and increases in the CPI and discount rates. Differences in the assumptions applied would affect the amount of revenue that we recognize. The effect of any changes in the annual valuations will affect both revenue and compensation expense and therefore the determination of net income.
Income Taxes
We have elected to be treated as a partnership for U.S. federal income tax purposes. Prior to September 30, 2007, our real estate ownership operations were conducted through partnership or limited liability companies electing to be treated as partnerships for U.S. federal income tax purposes. As partnerships, we and our partnership subsidiaries are generally not directly subject to tax and the taxable income or loss of these operations are included in the income tax returns of the members; accordingly, no provision for income tax expense or benefit is reflected in the accompanying consolidated financial statements. Subsequent to September 30, 2007, our real estate operations have been conducted through a subsidiary REIT. In order to maintain its qualification as a REIT, the subsidiary is required to, among other things, distribute at least 90% of its REIT net taxable income to its shareholders (excluding net capital gains) and meet certain tests regarding the nature of its income and assets. As a REIT, the subsidiary is not subject to U.S. federal income tax with respect to the portion of its income that meets certain criteria and is distributed annually to its shareholders. Accordingly, as a REIT, no provision for U.S. federal income taxes is included in the consolidated financial statements. We believe we have operated, and we intend to continue to operate, in a manner that allows the subsidiary to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, the

W. P. Carey 2008 10-K — 45

subsidiary would be subject to U.S. federal income tax. These operations are subject to certain state, local and foreign taxes and a provision for such taxes is included in the consolidated financial statements.
We conduct our investment management operations primarily through taxable subsidiaries. These operations are subject to federal, state, local and foreign taxes, as applicable. Our financial statements are prepared on a consolidated basis including these taxable subsidiaries and include a provision for current and deferred taxes on these operations.
Our consolidated effective income tax rate is influenced by tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish tax reserves in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which we adopted at the beginning of 2007. FIN 48 is based on a benefit recognition model, which we believe could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, FIN 48 permits a company to recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position must be derecognized when it is no longer more likely than not of being sustained. Prior to the adoption of FIN 48, our policy was to establish reserves that reflected the probable outcome of known tax contingencies. Favorable resolution was recognized as a reduction to our effective tax rate in the period of resolution. The initial application of FIN 48 resulted in a net decrease to our reserves for uncertain tax positions of approximately $1.1 million, with an offsetting increase to retained earnings.
Adoption of New Accounting Pronouncements
SFAS 155
FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB No. 133 and 140” (“SFAS 155”) was issued to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. We adopted SFAS 155 as required on January 1, 2007 and the initial application of this statement did not have a material impact on our financial position or results of operations.
SFAS 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. We adopted SFAS 157 as required on January 1, 2008 (Note 2), with the exception of nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is our 2009 fiscal year. The initial application of SFAS 157 did not have a material effect on our financial position and results of operations, and we believe that the remaining application of SFAS 157 will not have a material effect on our financial position and results of operations.
SFAS 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure at fair value, on an instrument-by-instrument basis, certain financial assets, financial liabilities and firm commitments that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. We adopted SFAS 159 as required on January 1, 2008 and the initial application did not have a material effect on our financial position and results of operations as we did not elect to measure any additional financial assets or liabilities at fair value.

W. P. Carey 2008 10-K — 46

Recent Accounting Pronouncements
SFAS 141R
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how an acquirer shall recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and goodwill acquired in a business combination. Additionally, SFAS 141R requires that an acquiring entity must immediately expense all acquisition costs and fees associated with an acquisition. SFAS 141R is effective for our 2009 fiscal year. We expect the adoption of SFAS 141R may have an impact on our results of operations to the extent we enter into new acquisitions that are considered business combinations in 2009 and beyond as acquisition costs and fees, which are currently capitalized and allocated to the cost basis of acquisitions, will instead be expensed immediately as incurred, while post acquisition there will be a subsequent positive impact on net income through a reduction in depreciation expense over the estimated life of the properties. We are currently assessing the potential impact that the adoption of SFAS 141R will have on our financial position and results of operations.
SFAS 160
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”), which establishes and expands accounting and reporting standards for minority interests in a subsidiary, which will be recharacterized as noncontrolling interests, and the deconsolidation of a subsidiary. This standard could affect the presentation and disclosure of our noncontrolling interests in consolidated subsidiaries. SFAS 160 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of SFAS 160 will have on our financial position and results of operations.
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
EITF 03-6-1
In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires that all unvested share-based payment awards that contain non-forfeitable rights to dividends be considered participating securities and therefore shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The guidance for determining earnings per share under FSP EITF 03-6-1 must be applied retrospectively to all prior periods presented after the effective date. FSP EITF 03-6-1 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of FSP EITF 03-6-1 will have on our financial position and results of operations.

W. P. Carey 2008 10-K — 47

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
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
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed rate basis. However, from time to time, we or our venture partners may obtain variable rate mortgage loans and may enter into interest rate swap agreements with lenders that effectively convert the variable rate debt service obligations of the loan to a fixed rate. These interest rate swaps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period. The notional amount on which the swaps are based is not exchanged.
Another way in which we attempt to limit our exposure to the impact of interest rate changes is through the use of interest rate caps. Interest rate caps limit the borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates.
Our objective in using derivatives is to limit our exposure to interest rate movements. At December 31, 2008, the fair value liability of our interest rate swaps included in Accounts payable, accrued expenses and other liabilities was $0.4 million (Note 9).
At December 31, 2008, a significant portion (approximately 63%) of our long-term debt either bore interest at fixed rates, was fixed through the use of interest rate swap instruments that convert variable rate debt service obligations to a fixed rate, or was at fixed rates but was scheduled to reset to the then prevailing market fixed rates at certain future points in their term. The fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed rate debt at December 31, 2008 ranged from 4.9% to 8.1%. The annual interest rates on our variable rate debt at December 31, 2008 ranged from 2.6% to 5.5%. Our debt obligations are more fully described within the Financial Condition section of Item 7 of this Report. The following table presents principal cash flows based upon expected maturity dates of our debt obligations at December 31, 2008 (in thousands):

	2009		2010	2011	2012	2013	Thereafter	Total	Fair value
Fixed rate debt	$34,794		$12,485	$25,632	$31,155	$2,008	$63,351	$169,425	$165,760
Variable rate debt	$41,931	(a)	$1,999	$83,136	$2,153	$2,262	$25,968	$157,449	$153,650

(a)	Includes $35 million outstanding under a secured credit facility that was subsequently repaid and terminated in January 2009.
A decrease or increase in interest rates of 1% would increase or decrease the combined fair value of our fixed rate debt by an aggregate increase of $5.4 million or an aggregate decrease of $5.1 million, respectively. Annual interest expense on our variable rate debt that does not currently bear interest at fixed rates (inclusive of debt that has been effectively converted to fixed rates through interest rate swap derivative instruments) would increase or decrease by $1.2 million for each 1% change in annual interest rates. As more fully described in Summary of Financing above, a portion of the debt classified as variable rate debt in the tables above currently bears interest at fixed rates but has interest rate reset features that may change the interest rates to variable rates at certain points in their term. Such debt is generally not subject to short-term fluctuations in interest rates.

W. P. Carey 2008 10-K — 48

Foreign Currency Exchange Rate Risk
We have foreign operations and transact business in Europe and as a result are subject to risk from the effects of exchange rate movements of the Euro, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. For the Euro, we are currently a net receiver of the foreign currency (we receive more cash than we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the Euro. Net realized foreign currency translation gains were $2.3 million for the year ended December 31, 2008. Net unrealized foreign currency translation losses were $2.4 million for the year ended December 31, 2008. Such gains or losses are included in the consolidated financial statements and were primarily due to changes in the value of the Euro on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases and scheduled payments for mortgage notes payable (principal and interest) for our foreign operations during each of the next five years and thereafter are as follows (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total
Future minimum rents (a)	$6,478	$5,019	$5,019	$5,019	$1,339	$12,050	$34,923
Mortgage notes payable (a)	$3,679	$3,665	$3,705	$3,625	$3,630	$49,472	$67,776

(a)	Based on the December 31, 2008 exchange rate for the Euro.

W. P. Carey 2008 10-K — 49

Item 8. Financial Statements and Supplementary Data.
The following financial statements and schedule are filed as a part of this Report:
Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

W. P. Carey 2008 10-K — 50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the board of directors and Shareholders of W. P. Carey & Co. LLC:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of W. P. Carey & Co. LLC and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
February 25, 2009

W. P. Carey 2008 10-K — 51

W. P. CAREY & CO. LLC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2008	2007
Assets
Real estate, net	$499,795	$513,405
Net investment in direct financing leases	83,792	89,463
Equity investments in real estate and CPA® REITs	260,620	242,677
Operating real estate, net	74,534	73,189
Cash and cash equivalents	16,799	12,137
Due from affiliates	53,074	88,329
Intangible assets and goodwill, net	93,310	99,873
Other assets, net	29,212	34,211

Total assets	$1,111,136	$1,153,284

Liabilities and Members’ Equity
Liabilities:
Non-recourse debt	$245,874	$254,051
Line of credit	81,000	62,700
Accounts payable, accrued expenses and other liabilities	42,422	59,076
Income taxes, net	57,972	65,152
Distributions payable	19,508	29,222
Settlement provision (Note 12)	—	29,979

Total liabilities	446,776	500,180

Minority interest in consolidated entities	16,224	18,833

Commitments and contingencies (Note 11)
Members’ equity:
Listed shares, no par value, 100,000,000 shares authorized; 39,589,594 and 39,216,493 shares issued and outstanding, respectively	765,954	748,584
Distributions in excess of accumulated earnings	(116,990)	(117,051)
Accumulated other comprehensive (loss) income	(828)	2,738

Total members’ equity	648,136	634,271

Total liabilities and members’ equity	$1,111,136	$1,153,284

The accompanying notes are an integral part of these consolidated financial statements.

W. P. Carey 2008 10-K — 52

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Years ended December 31,
	2008	2007	2006
Revenues
Asset management revenue	$80,714	$83,051	$57,633
Structuring revenue	20,236	78,175	22,506
Incentive, termination and subordinated disposition revenue from mergers	—	—	46,018
Wholesaling revenue	5,129	27	—
Reimbursed costs from affiliates	41,179	13,782	63,630
Lease revenues	75,932	75,403	69,197
Other real estate income	20,683	12,718	8,503

	243,873	263,156	267,487

Operating Expenses
General and administrative	(62,590)	(61,848)	(41,376)
Provision for settlement (Note 12)	—	(29,979)	—
Reimbursable costs	(41,179)	(13,782)	(63,630)
Depreciation and amortization	(25,664)	(25,543)	(25,137)
Property expenses	(7,620)	(6,245)	(5,984)
Impairment charges	(1,011)	(1,017)	(1,147)
Other real estate expenses	(8,196)	(7,690)	(5,881)

	(146,260)	(146,104)	(143,155)

Other Income and Expenses
Other interest income	2,884	6,842	3,305
Income from equity investments in real estate and CPA® REITs	14,198	18,357	7,608
Minority interest in income	(558)	(4,143)	(275)
Gain on sale of investment in direct financing lease	1,103	—	—
Gain on sale of securities, foreign currency transactions and other, net	1,444	3,114	12,969
Interest expense	(19,289)	(20,880)	(17,016)

	(218)	3,290	6,591

Income from continuing operations before income taxes	97,395	120,342	130,923
Provision for income taxes	(23,521)	(51,739)	(45,356)

Income from continuing operations	73,874	68,603	85,567

Discontinued Operations
Income from operations of discontinued properties	4,173	2,874	1,178
Gains on sale of real estate, net	—	15,486	3,452
Impairment charges	—	(2,317)	(3,357)
Minority interest in income	—	(5,394)	(537)

Income from discontinued operations	4,173	10,649	736

Net Income	$78,047	$79,252	$86,303

Basic Earnings Per Share
Income from continuing operations	$1.88	$1.80	$2.27
Income from discontinued operations	0.11	0.28	0.02

Net income	$1.99	$2.08	$2.29

Diluted Earnings Per Share
Income from continuing operations	$1.86	$1.78	$2.20
Income from discontinued operations	0.10	0.27	0.02

Net income	$1.96	$2.05	$2.22

Weighted Average Shares Outstanding
Basic	39,202,520	38,113,857	37,668,920

Diluted	40,221,112	39,868,208	39,093,897

The accompanying notes are an integral part of these consolidated financial statements.

W. P. Carey 2008 10-K — 53

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years ended December 31,
	2008	2007	2006
Net Income	$78,047	$79,252	$86,303
Other Comprehensive (Loss) Income
Change in unrealized appreciation on marketable securities	(29)	(42)	799
Reversal of unrealized appreciation on sale of marketable securities	—	—	(4,746)
Unrealized loss on derivative instruments	(420)	—	—
Foreign currency translation adjustment	(3,117)	2,756	799

	(3,566)	2,714	(3,148)

Comprehensive Income	$74,481	$81,966	$83,155

The accompanying notes are an integral part of these consolidated financial statements.

W. P. Carey 2008 10-K — 54

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
For the years ended December 31, 2008, 2007 and 2006
(in thousands, except share and per share amounts)

			Distributions		Accumulated
			in Excess of		Other
		Paid-in	Accumulated	Unearned	Comprehensive
	Shares	Capital	Earnings	Compensation	Income (Loss)	Total
Balance at January 1, 2006	37,706,247	$740,593	$(131,178)	$(5,119)	$3,172	$607,468
Reclassification of unearned compensation on adoption of SFAS 123(R)		(5,119)		5,119		—
Reclassification of prepayment for services rendered paid in shares on adoption of SFAS 123(R)		(307)				(307)
Cash proceeds on issuance of shares, net	521,494	8,400				8,400
Shares issued in connection with services rendered	9,804	260				260
Shares issued under share incentive plans	123,900					—
Forfeitures of shares	(26,263)	(168)				(168)
Distributions declared ($1.82 per share)			(69,133)			(69,133)
Windfall tax benefits — share incentive plans		626				626
Stock based compensation expense under SFAS 123(R)		3,621				3,621
Repurchase and retirement of shares	(73,025)	(1,937)				(1,937)
Net income			86,303			86,303
Change in other comprehensive (loss) income					(3,148)	(3,148)

Balance at December 31, 2006	38,262,157	$745,969	$(114,008)	$—	$24	$631,985

Retained earnings adjustment on adoption of FIN 48			1,054			1,054
Cash proceeds on issuance of shares, net	1,581,973	20,295				20,295
Shares issued in connection with services rendered	12,036	387				387
Shares issued under share incentive plans	187,600					—
Forfeitures of shares	(10,963)	(241)				(241)
Distributions declared ($1.88 per share) (a)			(83,349)			(83,349)
Windfall tax benefits — share incentive plans		1,939				1,939
Stock based compensation expense under SFAS 123(R)		5,760				5,760
Repurchase and retirement of shares	(816,310)	(25,525)				(25,525)
Net income			79,252			79,252
Change in other comprehensive (loss) income					2,714	2,714

Balance at December 31, 2007	39,216,493	$748,584	$(117,051)	$—	$2,738	$634,271

Cash proceeds on issuance of shares, net	961,648	23,133				23,133
Shares issued in connection with services rendered	7,128	217				217
Shares issued under share incentive plans	50,400					—
Forfeitures of shares	(12,565)	(8)				(8)
Distributions declared ($1.96 per share)			(77,986)			(77,986)
Windfall tax benefits — share incentive plans		2,156				2,156
Stock based compensation expense under SFAS 123(R)		7,285				7,285
Repurchase and retirement of shares	(633,510)	(15,413)				(15,413)
Net income			78,047			78,047
Change in other comprehensive (loss) income					(3,566)	(3,566)

Balance at December 31, 2008	39,589,594	$765,954	$(116,990)	$—	$(828)	$648,136

(a)	Excludes special distribution of $0.27 per share declared in December 2007 (Note 18).
The accompanying notes are an integral part of these consolidated financial statements.

W. P. Carey 2008 10-K — 55

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2008	2007	2006
Cash Flows — Operating Activities
Net income	$78,047	$79,252	$86,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including intangible assets and deferred financing costs	27,197	27,321	27,207
Loss (income) from equity investments in real estate and CPA® REITs in excess of distributions received	1,866	(2,296)	(160)
Gains on sale of direct financing lease	(1,103)	—	—
Gain on lease termination (a)	(4,998)	—	—
Gains on sale of real estate and investments, net	—	(15,827)	(14,774)
Minority interest in income	558	9,537	812
Straight-line rent adjustments	2,227	2,972	3,152
Management income received in shares of affiliates	(40,717)	(55,535)	(31,020)
Unrealized loss (gain) on foreign currency transactions, warrants and securities	2,656	(1,659)	(1,128)
Realized gain on foreign currency transactions, warrants and securities	(2,250)	(1,332)	(488)
Impairment charges	1,011	3,334	4,504
Stock-based compensation expense	7,278	5,551	3,453
Decrease in deferred acquisition revenue received	48,266	16,164	12,543
Increase in structuring revenue receivable	(10,512)	(55,897)	(3,459)
(Decrease) increase in income taxes, net	(8,079)	1,796	24,311
(Decrease) increase in settlement provision	(29,979)	29,979	—
Net changes in other operating assets and liabilities	(8,221)	4,111	8,684

Net cash provided by operating activities	63,247	47,471	119,940

Cash Flows — Investing Activities
Distributions received from equity investments in real estate and CPA® REITs in excess of equity income	19,852	17,441	13,286
Capital contributions made to equity investments in real estate	(1,769)	(3,596)	—
Purchases of real estate and equity investments in real estate (b)	(201)	(80,491)	(102,199)
Capital expenditures	(14,051)	(15,987)	(4,937)
Loans to affiliates	—	(8,676)	(108,000)
Proceeds from repayment of loans to affiliates	—	8,676	108,000
VAT refunded on purchase of real estate	3,189	—	—
Proceeds from sales of real estate, net investment in direct financing lease and securities	5,062	42,214	50,053
Funds placed in escrow in connection with the sale of property	—	(19,515)	(10,374)
Funds released from escrow in connection with the sale of property	636	19,410	10,134
Payment of deferred acquisition revenue to affiliate	(120)	(524)	(524)

Net cash provided by (used in) investing activities	12,598	(41,048)	(44,561)

Cash Flows — Financing Activities
Distributions paid	(87,700)	(71,608)	(68,615)
Contributions from minority interests	2,582	1,703	2,345
Distributions to minority interests	(5,607)	(8,168)	(6,226)
Scheduled payments of mortgage principal	(9,678)	(16,072)	(11,742)
Proceeds from mortgages and credit facilities	139,437	189,383	174,501
Prepayments of mortgage principal and credit facilities	(111,572)	(115,090)	(166,660)
Proceeds from loans from affiliates	—	7,569	—
Repayment of loan from affiliates	(7,569)	—	—
Funds placed in escrow in connection with financing	(400)	—	—
Release of funds from escrow in connection with the financing of properties	—	—	4,031
Payment of financing costs	(375)	(1,350)	(1,601)
Proceeds from issuance of shares (c)	23,350	20,682	8,660
Windfall tax benefits associated with stock-based compensation awards	2,156	1,939	626
Repurchase and retirement of shares	(15,413)	(25,525)	(1,937)

Net cash used in financing activities	(70,789)	(16,537)	(66,618)

Change in Cash and Cash Equivalents During the Year
Effect of exchange rate changes on cash	(394)	143	333

Net increase (decrease) in cash and cash equivalents	4,662	(9,971)	9,094
Cash and cash equivalents, beginning of year	12,137	22,108	13,014

Cash and cash equivalents, end of year	$16,799	$12,137	$22,108

(Continued)

W. P. Carey 2008 10-K — 56

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
Non-cash activities

(a)	In October 2008, we terminated the lease on a domestic property in exchange for a gross termination fee of $7.5 million. The termination fee consisted of tenant’s assumption of the existing $6 million debt balance by substituting one of their owned assets as collateral and a $1.5 million cash payment. In connection with the lease termination, we wrote off $0.8 million of straight line rent adjustments and $0.2 million of unamortized leasing commission.

(b)	During 2006, we acquired interests in 37 properties from Corporate Property Associates 12 Incorporated (“CPA®:12”) with a fair value of $126 million for approximately $67.3 million in cash and the assumption of approximately $59.7 million in non-recourse mortgage notes payable. The fair value of the assumed mortgages was $58.7 million.

(c)	We issued restricted shares valued at $0.2 million in 2008, $0.4 million in 2007 and $0.3 million in 2006, to certain directors in consideration of service rendered. Stock-based awards (net of adjustment - Note 15) valued at $9.6 million, $7.4 million and $5.4 million in 2008, 2007 and 2006, respectively, were issued to officers and employees and were recorded to additional paid-in capital of which less than $0.1 million, $0.2 million and $0.2 million, respectively, was forfeited in 2008, 2007 and 2006.
Supplemental cash flows information (in thousands)

	Years ended December 31,
	2008	2007	2006
Interest paid, net of amounts capitalized	$18,753	$19,311	$17,206

Income taxes paid	$33,280	$48,030	$20,730

The accompanying notes are an integral part of these consolidated financial statements.

W. P. Carey 2008 10-K — 57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business
We provide long-term sale-leaseback and build-to-suit transactions for companies worldwide and manage a global investment portfolio. We invest primarily in commercial properties that are each triple-net leased to single corporate tenants, domestically and internationally, and earn revenue as the advisor to publicly owned, non-traded real estate investment trusts (“CPA® REITs”) sponsored by us that invest in similar properties. We are currently the advisor to the following CPA® REITs: Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 15 Incorporated (“CPA®:15”), Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global”) and Corporate Property Associates 17 – Global Incorporated (“CPA®:17”). As of December 31, 2008, we own and manage over 880 commercial properties domestically and internationally, including our own portfolio. Our own portfolio is comprised of our full or partial ownership interest in 174 commercial properties, substantially all of which are net leased to 84 tenants, with a total of approximately 17 million square feet (on a pro rata basis) and an occupancy rate of approximately 94%.
Primary Business Segments
Investment Management — We provide services to the CPA® REITs in connection with structuring and negotiating investment and debt placement transactions (structuring revenue) and provide on-going management of their portfolios (asset-based management and performance revenue). Asset-based management and performance revenue for the CPA® REITs are generally determined based on real estate related assets under management. As funds available to the CPA® REITs are invested, the asset base from which we earn revenue increases. In addition, we also receive a percentage of distributions of available cash from CPA®:17 – Global’s operating partnership. We may also earn incentive and disposition revenue and receive other compensation in connection with providing liquidity alternatives to CPA® REIT shareholders.
Real Estate Ownership — We own and invest in commercial properties globally that are then leased to companies, primarily on a triple-net leased basis. We may also invest in other properties on an opportunistic basis.
Organization
We commenced operations on January 1, 1998 by combining the limited partnership interests in nine CPA® partnerships, at which time we listed on the New York Stock Exchange. On June 28, 2000, we acquired the net lease real estate management operations of Carey Management LLC (“Carey Management”) from Wm. Polk Carey, our Chairman and then Chief Executive Officer, subsequent to receiving shareholder approval. The assets acquired included the advisory agreements with four affiliated CPA® REITs, our management agreement, the stock of an affiliated broker-dealer, investments in the common stock of the CPA® REITs, and certain office furniture, fixtures, equipment and employees required to carry on the business operations of Carey Management.
Note 2. Summary of Significant Accounting Policies
Basis of Consolidation
The consolidated financial statements include all of our accounts and those of our majority-owned and/or controlled subsidiaries. The portion of these entities that we do not own is presented as minority interest as of and during the periods consolidated. All material inter-entity transactions have been eliminated.
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a variable interest entity (“VIE”) and if we are deemed to be the primary beneficiary, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs that we control. Entities that we account for under the equity method (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus fundings) include (i) entities that are VIEs and of which we are not deemed to be the primary beneficiary and (ii) entities that are non-VIEs that we do not control but over which we have the ability to exercise significant influence. We will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.
In determining whether we control a non-VIE, our consideration includes using the Emerging Issues Task Force (“EITF”) Consensus on Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is restricted to limited

W. P. Carey 2008 10-K — 58

Notes to Consolidated Financial Statements
partnerships or similar entities that are not variable interest entities under FIN 46R. The EITF reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner must account for its investment in the limited partnership using the equity method of accounting.
Investments in tenant-in-common interests consist of our interests in various domestic and international properties. Consolidation of these investments is not required as they do not qualify as VIEs as defined in FIN 46R and do not meet the control requirement required for consolidation under Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”), as amended by EITF 04-05. Accordingly, we account for these investments using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenant-in-common interest investment creates an opportunity for us to have significant influence on the operating and financial decisions of these investments and thereby creates some responsibility by us for a return on our investment.
In February 2007, we formed CPA®:17 – Global, an affiliated REIT. In November 2007, the Securities and Exchange Commission (the “SEC”) declared effective CPA®:17 – Global’s registration statement to raise up to $2 billion of its common stock in an initial public offering, plus up to an additional $475 million of its common stock under its distribution reinvestment and stock purchase plan. In December 2007, we commenced fundraising for CPA®:17 – Global; however, no shares were issued until January 2008. Therefore, as of and during the period ended December 31, 2007, the financial results of CPA®:17 – Global were included in our consolidated financial statements, as we owned all of CPA®:17 – Global’s outstanding common stock. Beginning in 2008, we have accounted for our interest in CPA®:17 – Global under the equity method of accounting.
We formed Carey Watermark Investors Incorporated (“Carey Watermark”) in March 2008 for the purpose of acquiring interests in lodging and lodging related properties and filed a registration statement with the SEC during March 2008 to raise up to $1 billion of common stock of Carey Watermark in an initial public offering plus up to an additional $237.5 million in its common stock under a dividend reinvestment plan. However, since present market conditions have made it difficult to currently predict if and when we may commence fundraising efforts for Carey Watermark, during the fourth quarter of 2008 we expensed previously capitalized costs related to this potential offering totaling $1.6 million. These market conditions may also require Carey Watermark to reassess and expand its investment focus. As of and during the year ended December 31, 2008, the financial statements of Carey Watermark, which had no operations during the period, were included in our consolidated financial statements, as we owned all of Carey Watermark’s outstanding common stock.
Out-of-Period Adjustment
During the third quarter of 2007, we determined that a longer schedule of depreciation/amortization of assets in certain of our equity method investment holdings should appropriately be applied to reflect the lives of the underlying assets rather than the expected holding period of these investments. We concluded that these adjustments were not material to any prior periods’ consolidated financial statements. We also concluded that the cumulative adjustment was not material to the third quarter of 2007, nor to the year ended December 31, 2007. As such, the cumulative effect was recorded in the consolidated statements of income as a one-time cumulative out-of-period adjustment in the third quarter of 2007. The effect of this adjustment for the year ended December 31, 2007 was to increase income from continuing operations before income taxes by approximately $4.2 million and net income by approximately $3.5 million. There was no associated net impact on our cash flow from operations for the year ended December 31, 2007.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

W. P. Carey 2008 10-K — 59

Notes to Consolidated Financial Statements
Reclassification and Revisions
Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. The consolidated financial statements included in this Report have been retrospectively adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented.
Purchase Price Allocation
In connection with our acquisition of properties, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, is determined as if vacant. Intangible assets, including the above-market value of leases, the value of in-place leases and the value of tenant relationships, are recorded at their relative fair values. The below-market values of leases are also recorded at their relative fair values and are included in Accounts payable, accrued expenses and other liabilities in the accompanying consolidated financial statements.
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
The total amount of other intangibles is allocated to in-place lease values and tenant relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with each tenant. Characteristics that are considered in allocating these values include the nature and extent of the existing relationship with the tenant, the tenant’s credit quality and the expectation of lease renewals, among other factors. Third party appraisals or management’s estimates are used to determine these values. Intangibles for above-market and below-market leases, in-place lease intangibles and tenant relationships are amortized over their estimated useful lives. If a lease is terminated the unamortized portion of each intangible, including market rate adjustments, in-place lease values and tenant relationship values, is charged to expense.
Factors considered in the analysis include the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. We also consider information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on management’s assessment of specific market conditions. We also consider estimated costs to execute leases, including commissions and legal costs, to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the property.
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
Cash and Cash Equivalents
We consider all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include money market funds. At December 31, 2008 and 2007, our cash and cash equivalents were held in the custody of several financial institutions, and these balances, at times, exceed federally insurable limits. We seek to mitigate this risk by depositing funds only with major financial institutions.

W. P. Carey 2008 10-K — 60

Notes to Consolidated Financial Statements
Other Assets and Liabilities
Included in other assets are accrued rents, prepaid expenses, deferred rent receivable, notes receivable, deferred charges, escrow balances held by lenders, restricted cash balances, marketable securities and corporate fixed assets. Included in other liabilities are derivatives, miscellaneous amounts held on behalf of tenants, deferred revenue, including unamortized below-market rent intangibles, construction rent and minority interests that are subject to redemption. Deferred charges include costs incurred in connection with debt financing and refinancing and are amortized and included in interest expense over the terms of the related debt obligations using the effective interest method. Deferred rent receivable is primarily the aggregate difference for operating leases between scheduled rents that vary during the lease term and rent recognized on a straight-line basis. Minority interests subject to redemption are recorded at fair value based on a cash flow model with changes in fair value reflected in the determination of net income. Marketable securities are classified as available-for-sale securities and reported at fair value with our interest in unrealized gains and losses on these securities reported as a component of other comprehensive income until realized.
Real Estate Leased to Others
Real estate is leased to others on a net lease basis whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred. Significant renovations that increase the useful life of the properties are capitalized. For the year ended December 31, 2008, lessees were responsible for the direct payment of real estate taxes of approximately $9.3 million.
We diversify our real estate investments among various corporate tenants engaged in different industries, by property type and by geographic area. Substantially all of our leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index (“CPI”) or percentage rents. CPI increases are contingent on future events and are therefore not included in straight-line rent calculations. Rents from percentage rents are recognized as reported by the lessees, that is, after the level of sales requiring a rental payment to us is reached.
The leases are accounted for as direct financing or operating leases. Such methods are described below:
Operating leases — Real estate is recorded at cost less accumulated depreciation; future minimum rental revenue is recognized on a straight-line basis over the term of the related leases and expenses (including depreciation) are charged to operations as incurred (Note 4).
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

W. P. Carey 2008 10-K — 61

Notes to Consolidated Financial Statements
We recognize gains and losses on the sale of properties when, among other criteria, the parties are bound by the terms of the contract, all consideration has been exchanged and all conditions precedent to closing have been performed. At the time the sale is consummated, a gain or loss is recognized as the difference between the sale price less any closing costs and the carrying value of the property.
Revenue Recognition
We earn structuring and asset-based revenue. Structuring revenue is earned for investment banking services provided in connection with the analysis, negotiation and structuring of transactions, including acquisitions and dispositions and the placement of mortgage financing obtained by the CPA® REITs. Asset-based revenue consists of property management, leasing and advisory revenue and reimbursement of certain expenses in accordance with the separate management agreements with each CPA® REIT for administrative services provided for operation of the CPA® REIT. Receipt of the incentive revenue portion of the management revenue (“performance revenue”), however, is subordinated to the achievement of specified cumulative return requirements by the shareholders of the CPA® REITs. At our option, the performance revenue may be collected in cash or shares of the CPA® REIT (Note 3).
All revenue is recognized as earned. Structuring revenue is earned upon the consummation of a transaction and asset management revenue is earned when services are performed. Revenue subject to subordination is recognized only when the contingencies affecting the payment of such revenue are resolved, that is, when the performance criteria of the CPA® REIT is achieved and contractual limitations are not exceeded. Performance and structuring revenue for the year ended December 31, 2007 includes $11.9 million and $31.7 million, respectively, in connection with CPA®:16 – Global’s achievement of its performance criterion in June 2007 (Note 3).
We are also reimbursed for certain costs incurred in providing services, including broker-dealer commissions paid on behalf of the CPA® REITs, marketing costs and the cost of personnel provided for the administration of the CPA®REITs. Reimbursement income is recorded as the expenses are incurred, subject to limitations on a CPA® REIT’s ability to incur offering costs.
We earn wholesaling revenue in connection with CPA®:17 – Global’s initial public offering based on the number of shares sold.
Depreciation
Depreciation of building and related improvements is computed using the straight-line method over the estimated useful lives of the properties (generally 40 years) and for furniture, fixtures and equipment (generally up to seven years).
Impairments
When events or changes in circumstances indicate that the carrying amount may not be recoverable, we assess the recoverability of our long-lived assets and certain intangible assets based on projections of undiscounted cash flows, without interest charges, over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value. We perform a review of our estimate of the residual value of our direct financing leases at least annually to determine whether there has been an other than temporary decline in our current estimate of residual value of the underlying real estate assets (i.e., the estimate of what we could realize upon sale of the property at the end of the lease term). If the review indicates a decline in residual value that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised to reflect the decrease in the expected yield using the changed estimate; that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue.
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
For the second step, we compare the implied fair value of the goodwill with its carrying amount and record an impairment charge for the excess of the carrying amount over the implied fair value. The implied fair value of the goodwill is determined by allocating the estimated fair value of the investment management segment to its assets and liabilities. The excess of the estimated fair value of the investment management segment over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. In

W. P. Carey 2008 10-K — 62

Notes to Consolidated Financial Statements
accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles,” we performed our annual test for impairment of our investment management segment, the reportable unit of measurement, and concluded that the goodwill is not impaired.
Investments in unconsolidated ventures are accounted for under the equity method and are recorded initially at cost as equity investments in real estate and CPA® REITs, and are subsequently adjusted for our proportionate share of earnings and cash contributions and distributions. On a periodic basis, we assess whether there are any indicators that the value of equity investments in real estate and CPA® REITs may be impaired and whether or not that impairment is other than temporary. To the extent an other than temporary impairment has occurred, the charge is measured as the excess of the carrying amount of the investment over the fair value of the investment.
When we identify assets as held for sale, we discontinue depreciating the assets and estimate the sales price, net of selling costs, of such assets. If in our opinion the net sales price of the assets that have been identified for sale is less than the net book value of the assets, an impairment charge is recognized and a valuation allowance is established. To the extent that a purchase and sale agreement has been entered into, the allowance is based on the negotiated sales price. To the extent that we have adopted a plan to sell an asset but have not entered into a sales agreement, we will make judgments of the net sales price based on current market information. We will continue to review the initial valuation for subsequent changes in the fair value less cost to sell and will recognize an additional impairment charge or a gain (not to exceed the cumulative loss previously recognized). If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, or (b) the fair value at the date of the subsequent decision not to sell.
Stock Based Compensation
We have granted restricted shares and stock options to substantially all employees. Shares were awarded in the name of the employee, who has all the rights of a shareholder, subject to certain restrictions of transferability and a risk of forfeiture. The forfeiture provisions on the awards expire annually, over their respective vesting periods. Stock-based compensation expense for all stock-based compensation awards is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). We recognize these compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award. Stock-based compensation is included within the additional paid-in capital caption of members’ equity.
All transactions with non-employees in which we issue stock as consideration for services received are accounted for based on the fair value of the stock issued or services received, whichever is more reliably determinable.
Foreign Currency Translation
We consolidate real estate investments in the European Union and own interests in properties in the European Union. The functional currency for these investments is the Euro. The translation from the Euro to the U.S. Dollar is performed for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from such translation are reported as a component of other comprehensive income as part of members’ equity. As of December 31, 2008 and 2007, the cumulative foreign currency translation adjustment (loss) gain was $(0.8) million and $2.7 million, respectively.
Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is an unrealized foreign currency transaction gain or loss that generally will be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later), realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency transactions that are (i) designated as, and are effective as, economic hedges of a net investment and (ii) inter-company foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in our financial statements, are not included in determining net income but are accounted for in the same manner as foreign currency translation adjustments and reported as a component of other comprehensive income as part of shareholder’s equity. The contributions to the

W. P. Carey 2008 10-K — 63

Notes to Consolidated Financial Statements
equity investments in real estate were funded in part through inter company subordinated debt. Foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of intercompany subordinated debt with scheduled principal payments, are included in the determination of net income. We recognized net unrealized (losses) gains of $(2.4) million, $1.7 million and $1 million, from such transactions for the years ended December 31, 2008, 2007 and 2006, respectively. For the years ended December 31, 2008, 2007 and 2006, we recognized net realized gains of $2.3 million, $1.3 million and $0.5 million, respectively, on foreign currency transactions in connection with the transfer of cash from foreign operations of subsidiaries to the parent company.
Income Taxes
We have elected to be treated as a partnership for U.S. federal income tax purposes. Our real estate operations are conducted through a subsidiary REIT. As a REIT, our real estate operations are generally not subject to federal tax; and accordingly, no provision for income tax expense or benefit is reflected in the accompanying consolidated financial statements for this segment. These operations are subject to certain state, local and foreign taxes, as applicable.
We conduct our investment management operations primarily through taxable subsidiaries. These operations are subject to federal, state, local and foreign taxes, as applicable. Our financial statements are prepared on a consolidated basis including these taxable subsidiaries and include a provision for current and deferred taxes on these operations.
Deferred income taxes are provided for the corporate subsidiaries based on earnings reported. The provision for income taxes differs from the amounts currently payable because of temporary differences in the recognition of certain income and expense items for financial reporting and tax reporting purposes. Income taxes are computed under the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial bases of assets and liabilities (Note 16).
In 2006, we formed Carey REIT, Inc. (“Carey REIT”) to hold certain properties, including certain properties acquired from CPA®:12 in December 2006. Carey REIT issued both common and preferred stock, with the latter being issued only to our employees. Carey REIT was treated as a corporation for tax purposes through December 31, 2007.
In October 2007, we completed our restructuring plan by transferring our real estate assets from a wholly owned subsidiary into Carey REIT II, Inc. (“Carey REIT II”), a newly formed wholly owned REIT subsidiary. On January 1, 2008, we merged Carey REIT into Carey REIT II with Carey REIT II as the survivor. To the extent that the fair value of Carey REIT property in the merger exceeded its tax basis at the time of the merger, Carey REIT II would be subject to corporate level taxes to the extent of this “built-in-gain” if the properties were to be sold in a taxable transaction within ten years from the date of the merger. At the time of the merger, Carey REIT owned three properties whose tax values were not significantly different from their fair values. We do not expect to trigger any “built-in-going” nor do we expect any significant “built-in-gains” tax if triggered.
Carey REIT II elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) with the filing of its 2007 return. In order to maintain its qualification as a REIT, Carey REIT II is required to, among other things, distribute at least 90% of its REIT net taxable income to its shareholders (excluding net capital gains) and meet certain tests regarding the nature of its income and assets. As a REIT, Carey REIT II is not subject to U.S. federal income tax with respect to the portion of its income that meets certain criteria and is distributed annually to shareholders. Accordingly, no provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. We believe we have operated, and we intend to continue to operate, in a manner that allows Carey REIT II to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, Carey REIT II would be subject to U.S. federal income tax.
Adoption of New Accounting Pronouncements
SFAS 155
FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB No. 133 and 140” (“SFAS 155”) was issued to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. We adopted SFAS 155 as required on January 1, 2007 and the initial application of this statement did not have a material impact on our financial position or results of operations

W. P. Carey 2008 10-K — 64

Notes to Consolidated Financial Statements
SFAS 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. We adopted SFAS 157 as required on January 1, 2008, with the exception of nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is our 2009 fiscal year. The initial application of SFAS 157 did not have a material effect on our financial position and results of operations, and we believe that the remaining application of SFAS 157 will not have a material effect on our financial position and results of operations.
SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable equity securities	$1,628	$—	$—	$1,628

Liabilities:
Derivative liabilities	$419	$—	$419	$—

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3 only)
	Marketable
	Equity	Derivative	Total
	Securities	Assets	Assets
Balance at January 1, 2008	$1,494	$204	$1,698
Total gains or losses (realized/unrealized):
Included in earnings	(3)	(204)	(207)
Included in other comprehensive income	(43)	—	(43)
Purchases, issuances and settlements	180	—	180

Balance at December 31, 2008	$1,628	$—	$1,628

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$(204)	$(204)

Gains and losses (realized and unrealized) included in earnings are included in gain on sale of securities, foreign currency transactions and other, net in the consolidated financial statements.
SFAS 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure at fair value, on an instrument-by-instrument basis, certain financial assets, financial liabilities and firm commitments that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment

W. P. Carey 2008 10-K — 65

Notes to Consolidated Financial Statements
recorded to beginning retained earnings. We adopted SFAS 159 as required on January 1, 2008 and the initial application did not have a material effect on our financial position and results of operations as we did not elect to measure any additional financial assets or liabilities at fair value.
FIN 48
FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we not recognize in our consolidated financial statements the impact of a tax position that fails to meet the more likely than not recognition threshold based on the technical merits of the position. We adopted FIN 48 as required on January 1, 2007 (Note 16).
Recent Accounting Pronouncements
SFAS 141R
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how an acquirer shall recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and goodwill acquired in a business combination. Additionally, SFAS 141R requires that an acquiring entity must immediately expense all acquisition costs and fees associated with an acquisition. SFAS 141R is effective for our 2009 fiscal year. We expect the adoption of SFAS 141R may have an impact on our results of operations to the extent we enter into new acquisitions that are considered business combinations in 2009 and beyond as acquisition costs and fees, which are currently capitalized and allocated to the cost basis of acquisitions, will instead be expensed immediately as incurred, while post acquisition, there will be a subsequent positive impact on net income through a reduction in depreciation expense over the estimated life of the properties. We are currently assessing the potential impact that the adoption of SFAS 141R will have on our financial position and results of operations.
SFAS 160
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”), which establishes and expands accounting and reporting standards for minority interests in a subsidiary, which will be recharacterized as noncontrolling interests, and the deconsolidation of a subsidiary. This standard could affect the presentation and disclosure of our non controlling interests in consolidated subsidiaries. SFAS 160 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of SFAS 160 will have on our financial position and results of operations.
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
EITF 03-6-1
In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires that all unvested share-based payment awards that contain non-forfeitable rights to dividends be considered participating securities and therefore shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The guidance for determining earnings per share under FSP EITF 03-6-1 must be applied retrospectively to all prior periods presented after the effective date. FSP EITF 03-6-1 is effective for our 2009

W. P. Carey 2008 10-K — 66

Notes to Consolidated Financial Statements
fiscal year. We are currently assessing the potential impact that the adoption of FSP EITF 03-6-1 will have on our financial position and results of operations.
Note 3. Transactions with Related Parties
Advisory Services
Directly and through wholly-owned subsidiaries, we earn revenue as the advisor to the CPA® REITs. Under the advisory agreements with the CPA® REITs, we perform various services, including but not limited to the day-to-day management of the CPA® REITs and transaction-related services. We earn asset management revenue generally totaling 1% per annum of average invested assets, as calculated pursuant to the advisory agreements for each CPA® REIT, of which 1/2 of 1% (“performance revenue”) is contingent upon specific performance criteria for each CPA® REIT. For CPA®:17 – Global, we earn asset management revenue ranging from 0.5% of average market value, for long-term net leases and certain other types of real estate investments, to 1.75% of average equity value, for certain types of securities. For CPA®:17 – Global, we will also receive up to 10% of distributions of available cash of its operating partnership. No amounts have been allocated under this provision for the year ended December 31, 2008. Total asset-based revenue earned was $80.7 million, $83.1 million and $57.6 million, for the years ended December 31, 2008, 2007 and 2006, respectively. Asset-based revenue for the year ended December 31, 2007 includes performance revenue recognized from CPA®:16 – Global on achievement of its performance criterion in June 2007.
The advisory agreements allow us to elect to receive restricted stock for any revenue due from each CPA® REIT. In 2008, for CPA®:14, CPA®:15 and CPA®:16 – Global , we elected to receive all asset management revenue in cash and all performance revenue in restricted shares rather than cash, while for CPA®:17 – Global, we elected to receive asset management revenue in restricted shares rather than cash. We do not earn performance revenue from CPA®:17 – Global. In 2007 and 2006, we elected to receive all asset management revenue in cash, with the exception of CPA®:16 – Global’s base asset management revenue, for which we elected to receive restricted shares, and all performance revenue in restricted shares of the respective CPA® REITs rather than cash.
In connection with structuring and negotiating investments and related mortgage financing for the CPA® REITs, the advisory agreements provide for structuring revenue based on the cost of investments. Under each of the advisory agreements, we may receive acquisition revenue of up to an average of 4.5% of the total cost of all investments made by each CPA® REIT. A portion of this revenue (generally 2.5%) is paid when the transaction is completed while the remainder (generally 2%) is payable in equal annual installments ranging from three to eight years, subject to the relevant CPA® REIT meeting its performance criterion. Unpaid installments bear interest at annual rates ranging from 5% to 7%. For certain types of non-long term net lease investments acquired on behalf of CPA®:17 – Global, initial acquisition revenue may range from 0% to 1.75% of the equity invested plus the related acquisition revenue, with no deferred acquisition revenue being earned. We may be entitled, subject to CPA® REIT board approval, to loan refinancing revenue of up to 1% of the principal amount refinanced in connection with structuring and negotiating investments. This loan refinancing revenue, together with the acquisition revenue, is referred to as structuring revenue. We earned structuring revenue of $20.2 million, $78.2 million and $22.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Structuring revenue for the year ended December 31, 2007 includes structuring revenue recognized from CPA®:16 – Global on achievement of its performance criterion in June 2007. In addition, we may also earn revenue related to the disposition of properties, subject to subordination provisions, and will only recognize such revenue as such provisions are achieved.
We are also reimbursed by the CPA® REITs for certain costs, primarily broker/dealer commissions paid on behalf of the CPA® REITs and marketing and personnel costs. For the years ended December 31, 2008, 2007 and 2006, reimbursed costs totaled $41.2 million, $13.8 million and $63.6 million, respectively.
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

W. P. Carey 2008 10-K — 67

Notes to Consolidated Financial Statements
CPA®:16 – Global Performance Criterion
In June 2007, CPA®:16 – Global met its performance criterion (a non-compounded cumulative distribution return of 6% per annum), as defined in its advisory agreement, and as a result, we recognized previously deferred revenue totaling $45.9 million (consisting of asset-based revenue of $11.9 million, structuring revenue of $31.7 million and interest income on the previously deferred structuring revenue of $2.3 million). In addition, as a result of CPA®:16 – Global meeting its performance criterion, we recognized and paid to certain employees incentive and commission compensation of $6.6 million that had previously been deferred.
The deferred asset-based revenue of $11.9 million was paid in July 2007 by CPA®:16 – Global in the form of 1,194,549 shares of CPA®:16 – Global’s restricted common stock while the deferred structuring revenue of $31.7 million and interest thereon of $2.3 million is payable in cash in annual installments beginning in January 2008. We received the first and second installments (inclusive of accrued interest) of $28.3 million and $4.7 million in January 2008 and 2009, respectively. The remaining deferred structuring revenue of $1.1 million is due in January 2010. Interest will accrue on amounts outstanding at the rate of 5% per annum.
Merger of CPA®:12 and CPA®:14
On December 1, 2006, CPA®:12 and CPA®:14 completed a merger transaction (the “CPA®:12/14 Merger”) under which CPA®:14 acquired CPA®:12’s business for a combination of cash and stock. In connection with providing this liquidity event for CPA®:12 shareholders, CPA®:12 paid us termination revenue of $25.4 million and subordinated disposition revenue of $24.4 million. Included in subordinated disposition revenue is $3.8 million payable by CPA®:12 related to properties we acquired from CPA®:12 that was not recognized as income for financial reporting purposes but reduced the cost of the properties acquired.
Prior to the CPA®:12/14 Merger, we acquired interests in 37 properties from CPA®:12 (the “CPA®:12 Acquisition”) with a fair value of $126 million for $67.3 million in cash and the assumption of non-recourse mortgage notes payable with a fair value of $58.7 million. The amounts are inclusive of our pro rata share of equity interests acquired in the transaction. In addition, we made a payment to CPA®:12 of $0.5 million in respect of one of the properties, which had been sold at a price below its previously appraised value. The purchase price of the properties was based on a third party valuation of each of CPA®:12’s properties. The properties are primarily single tenant net-leased properties, with remaining lease terms as of the date of the CPA®:12 Acquisition ranging from three to seven years. The majority of the properties are encumbered with non-recourse mortgage financing with fixed annual interest rates ranging from 5.5% to 8.5% and maturity dates ranging from 2009 to 2017. At the time of the CPA®:12/14 Merger, we owned 2,134,140 shares of CPA®:12 and received $6.8 million as a result of the special cash distribution of $3.19 per share. We elected to receive $9.9 million in cash and 1,022,800 shares of CPA®:14 stock in the CPA®:12/14 Merger and recorded a gain of $6.5 million in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”
Other Transactions
We own interests in entities ranging from 5% to 95%, with the remaining interests generally held by affiliates, and own common stock in each of the CPA® REITs.
We are the general partner in a limited partnership (which we consolidate for financial statement purposes) that leases our home office space and participates in an agreement with certain affiliates, including the CPA® REITs, for the purpose of leasing office space used for the administration of our operations and the operations of our affiliates and for sharing the associated costs. During the years ended December 31, 2008, 2007 and 2006, we recorded income from minority interest partners of $2.4 million, $2 million and $1.9 million, respectively, in each case related to reimbursements from these affiliates. The average estimated minimum lease payments on the office lease, inclusive of minority interest, as of December 31, 2008 approximates $2.9 million annually through 2016.
Included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets at December 31, 2008 and 2007 are amounts due to affiliates totaling $0.9 million and $10.3 million, respectively.
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

W. P. Carey 2008 10-K — 68

Notes to Consolidated Financial Statements
Two employees own a minority interest in W. P. Carey International LLC (“WPCI”), a subsidiary company that structures net lease transactions on behalf of the CPA® REITs outside of the United States (Note 15).
We have the right to loan funds to affiliates under our line of credit. Such loans generally bear interest at comparable rates to our line of credit. In August 2007, we loaned $8.7 million to a venture in which CPA®:15 has an ownership interest to facilitate the defeasance of a mortgage obligation in connection with the venture’s sale of a property. We recognized interest income of less than $0.1 million prior to this loan being repaid in September 2007. In December 2006, in connection with the CPA®:12/14 Merger, we loaned CPA®:14 $24 million to fund this transaction. The loan was repaid within a few business days. In June 2006, we loaned $84 million to CPA®:15 to facilitate the early repayment of a mortgage obligation in connection with their sale of a property. The loan was repaid within a few business days. We recognized interest income of less than $0.1 million in connection with the 2006 transactions.
In December 2007, we received a loan totaling $7.6 million from two affiliated ventures in which we have interests that are accounted for under the equity method of accounting. The loan was used to fund the acquisition of tenancy-in-common interests in Europe and was repaid in March 2008. During the years ended December 31, 2008 and 2007, we incurred interest expense of $0.1 million and less than $0.1 million, respectively, in connection with this loan.
Note 4. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows (in thousands):

	December 31,
	2008	2007
Land	$109,234	$110,141
Buildings	493,810	491,968
Less: Accumulated depreciation	(103,249)	(88,704)

	$499,795	$513,405

Operating real estate, which consists primarily of our self-storage investments and Livho subsidiary, at cost, is summarized as follows (in thousands):

	December 31,
	2008	2007
Land	$15,408	$15,408
Buildings (a)	69,139	65,950
Less: Accumulated depreciation	(10,013)	(8,169)

	$74,534	$73,189

(a)	In April 2008, we completed renovations to the hotel facility at our Livho subsidiary.
Real Estate Acquired
2008 — We did not acquire any real estate investments during 2008.
2007 — We acquired an investment in Poland at a total cost of $13.9 million, based upon the exchange rate of the Euro at the date of acquisition. Carey Storage also acquired seven domestic self-storage properties at a total cost of $35 million. In connection with these investments, Carey Storage borrowed $20.1 million under its secured credit facility.
2006 — Carey Storage acquired six domestic self-storage properties at a total cost of $24.8 million. In connection with these investments, Carey Storage borrowed $15.5 million under its secured credit facility.
Carey Storage’s results of operations are included in Other real estate income and Other real estate expenses in the consolidated financial statements. Borrowings under the secured credit facility are described in Note 10.

W. P. Carey 2008 10-K — 69

Notes to Consolidated Financial Statements
Scheduled Future Minimum Rents
The scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI-based increases, under non-cancelable operating leases are as follows (in thousands):

Year ended December 31,
2009	$65,140
2010	56,991
2011	45,069
2012	37,314
2013	30,003
Thereafter through 2025	105,605
Percentage rent revenue was $0.1 million, $0.3 million and $0.3 million in 2008, 2007 and 2006, respectively.
Note 5. Net Investment in Direct Financing Leases
Net investment in direct financing leases is summarized as follows (in thousands):

	December 31,
	2008	2007
Minimum lease payments receivable	$55,057	$66,385
Unguaranteed residual value	81,132	85,516

	136,189	151,901
Less: unearned income	(52,397)	(62,438)

	$83,792	$89,463

During 2008, we sold our net investment in a direct financing lease for $5 million, net of selling costs, and recognized a net gain on sale of $1.1 million. Refer to Note 13 for details of impairment charges on net investments in direct financing leases.
Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI-based increases, under non-cancelable direct financing leases are as follows (in thousands):

Year ended December 31,
2009	$11,033
2010	8,700
2011	7,244
2012	7,071
2013	6,848
Thereafter through 2022	14,161
Percentage rent revenue was less than $0.1 million, $0.1 million and $0.1 million in 2008, 2007 and 2006, respectively.
Note 6. Equity Investments in Real Estate and CPA® REITs
Our equity investments in real estate, which are accounted for under the equity method, are summarized below for our investments in the CPA® REITs and interests in joint venture properties. As described in Note 2, we recognized an out-of-period adjustment in the third quarter of 2007 that impacted our equity investments in real estate and CPA® REITs.
CPA® REITs
We own interests in the CPA® REITs, with which we have advisory agreements. Our interests in the CPA® REITs are accounted for under the equity method due to our ability to exercise significant influence as the advisor to the CPA® REITs. The CPA® REITs are publicly registered and file periodic reports with the SEC but are not publicly traded. We have elected, in certain cases, to receive restricted stock in the CPA® REITs rather than cash in connection with earning asset management and performance revenue (Note 3).

W. P. Carey 2008 10-K — 70

Notes to Consolidated Financial Statements
Information about our investments in the CPA® REITs is as follows (dollars in thousands):

	% of Outstanding Shares		Carrying Amount of Investment
	December 31,		December 31,
Fund	2008	2007	2008(a)	2007(a)
CPA®:14	7.4%	6.6%	$78,052	$67,049
CPA®:15	5.5%	4.5%	74,959	61,976
CPA®:16 – Global	3.7%	2.9%	46,880	36,677
CPA®:17 – Global (b)	0.2%	100.0%	1,080	—

			$200,971	$165,702

(a)	Includes fee receivable at year end for which shares will be issued during the subsequent year.

(b)	Closings in connection with CPA®:17 – Global’s initial public offering commenced in January 2008.
Combined summarized financial information of the CPA® REITs (for the entire entities, not our proportionate share) is presented below:

		December 31,
		2008	2007
Assets		$8,272,855	$8,296,685
Liabilities		(4,605,886)	(4,701,869)

Owner’s equity		$3,666,969	$3,594,816

	Years ended December 31,
	2008	2007	2006
Revenues	$730,207	$605,049	$511,308
Expenses	(633,492)	(409,623)	(321,147)

Net income	$96,715	$195,426	$190,161

Our share of income from equity investments in CPA® REITs	$6,211	$11,166	$5,002

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

W. P. Carey 2008 10-K — 71

Notes to Consolidated Financial Statements
Our ownership interests in our equity investments in real estate and their respective carrying values are presented below (dollars in thousands):

	Ownership	Carrying Value at
	Interest at	December 31,
Lessee	December 31, 2008	2008	2007
Schuler A.G. (a)	33%	$23,279	$26,576
Carrefour France, S.A. (a)	46%	17,213	25,186
Medica - France, S.A. (a)	46%	7,115	10,461
Hologic, Inc.	36%	4,402	4,439
Consolidated Systems, Inc.	60%	3,420	3,497
Federal Express Corporation	40%	2,565	3,595
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	5%	2,467	2,641
Childtime Childcare, Inc.	34%	1,748	1,711
Information Resources, Inc.	33%	1,571	1,542
The Retail Distribution Group	40%	264	682
Sicor, Inc. (b)	50%	(4,395)	(3,355)

		$59,649	$76,975

(a)	Dollar amounts shown are based on the exchange rate of the Euro as of December 31, 2008 and 2007, respectively.

(b)	Represents tenant-in-common interest (Note 2).

(c)	In June 2007, this venture completed the refinancing of an existing $2.5 million non-recourse mortgage with new non-recourse financing of $35.3 million based on the appraised value of the underlying real estate of the venture and distributed the proceeds to the venture partners.
Combined summarized financial information of our interests in joint venture properties (for the entire entities, not our proportionate share) is presented below (in thousands):

		December 31,
		2008	2007
Assets		$816,502	$872,056
Liabilities		(615,759)	(643,154)

Owner’s equity		$200,743	$228,902

	Years ended December 31,
	2008	2007	2006
Revenues	$88,713	$71,737	$44,355
Expenses	(65,348)	(53,791)	(34,094)

Net income	$23,365	$17,946	$10,261

Our share of net income from equity investments in real estate	$7,987	$7,191 (a)	$2,606

(a)	Includes an out-of-period adjustment of $3.5 million recorded during the year ended December 31, 2007 (Note 2).

W. P. Carey 2008 10-K — 72

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
2008 — Subsequent to the sale of a domestic property in 2004, which was reflected in discontinued operations, we entered into litigation with the former tenant. In June 2008, we received $3.8 million from the former tenant in connection with the resolution of the lawsuit.
2007 — We sold several properties for combined sales proceeds of $46 million, net of selling costs, and in addition received lease termination proceeds of $1.9 million. We recognized a combined net gain on sale of $15.5 million, exclusive of an impairment charge of $2.3 million recognized in 2007 and combined impairment charges totaling $2.7 million recognized in prior years.
2006 — We sold several domestic properties for combined sales proceeds of $32 million, net of closing costs and recognized a combined net gain on sale of $3.5 million, exclusive of combined impairment charges of $3.4 million recognized in 2006. We previously recognized combined impairment charges of $18.7 million related to these properties.
In accordance with SFAS 144, the results of operations for properties held for sale or disposed of are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Years ended December 31,
	2008	2007	2006
Revenues	$4,186	$6,701	$6,962
Expenses	(13)	(3,827)	(5,784)
Gains on sales of real estate, net	—	15,486	3,452
Impairment charges	—	(2,317)	(3,357)
Minority interest in income	—	(5,394)	(537)

Income from discontinued operations	$4,173	$10,649	$736

W. P. Carey 2008 10-K — 73

Notes to Consolidated Financial Statements
Note 8. Intangible Assets and Goodwill
In connection with our acquisition of properties, we have recorded net lease intangibles of $37.2 million. These intangibles are being amortized over periods ranging from 2 to 30 years. Amortization of below-market and above-market rent intangibles are recorded as an adjustment to revenue.
Intangibles and goodwill are summarized as follows (in thousands):

	December 31,
	2008	2007
Amortized Intangibles Assets
Management contracts	$32,765	$32,765
Less: accumulated amortization	(23,489)	(20,716)

	$9,276	$12,049

Lease Intangibles:
In-place lease	$19,365	$18,602
Tenant relationship	10,140	10,031
Above-market rent	9,707	9,707
Less: accumulated amortization	(22,760)	(18,098)

	$16,452	$20,242

Unamortized Goodwill and Indefinite-Lived Intangible Assets
Goodwill	$63,607	$63,607
Trade name	3,975	3,975

	$67,582	$67,582

	$93,310	$99,873

Amortized Below-Market Rent Intangible
Below-market rent	$(2,009)	$(2,009)
Less: accumulated amortization	540	432

	$(1,469)	$(1,577)

Net amortization of intangibles was $7.3 million, $8.9 million and $11.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. The amortization of the remaining unamortized management contract for CPA®:12 of $3.5 million was accelerated as a result of its merger with CPA®:14 in 2006.
Based on the intangible assets as of December 31, 2008, annual net amortization of intangibles for each of the next five years is as follows: 2009 — $6.7 million; 2010 — $5.8 million, 2011 — $2.8 million, 2012 — $2 million and 2013 — $2 million.
Note 9. Disclosures About Fair Value of Financial Instruments
We estimate that the fair value of our non-recourse debt and line of credit was $319.4 million and $314.5 million at December 31, 2008 and 2007, respectively. The fair value of our debt instruments was evaluated using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. The carrying value of the combined debt was $326.9 million and $316.8 million at December 31, 2008 and 2007, respectively.
Marketable securities had a carrying value of $1.6 million and $1.8 million as of December 31, 2008 and 2007, respectively, and a fair value of $1.6 million and $1.7 million as of December 31, 2008 and 2007, respectively. Our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at December 31, 2008 and 2007, respectively.

W. P. Carey 2008 10-K — 74

Notes to Consolidated Financial Statements
Note 10. Debt
Scheduled debt principal payments during each of the next five years following December 31, 2008 and thereafter are as follows (in thousands):

Years ended December 31,	Total
2009 (a)	$76,725
2010	14,484
2011 (b)	108,768
2012	33,308
2013	4,270
Thereafter through 2032	89,319

Total	$326,874

(a)	Includes $35 million outstanding under our secured credit facility that was subsequently repaid and terminated in January 2009.

(b)	Includes $81 million outstanding under our line of credit which matures in June 2011.
Non-recourse debt
Mortgage notes payable, substantially all of which are non-recourse obligations, are collateralized by the assignment of various leases and by real property with a carrying value of $381.3 million at December 31, 2008.
The variable rate debt outstanding as of December 31, 2008 had interest rates that ranged from 2.6% to 5.5% and mature from 2009 to 2018. The fixed rate debt outstanding as of December 31, 2008 had interest rates that ranged from 4.9% to 8.1% and mature from 2009 to 2016.
In December 2006, Carey Storage, a wholly owned subsidiary, entered into a two year secured credit facility for up to $105 million that provided for advances through March 8, 2008, after which no more additional borrowings were available. The credit facility was to expire in December 2008; however, the terms of the credit facility provided Carey Storage with three options to extend the maturity date of this facility for consecutive one year periods on substantially the same terms. In December 2008, Carey Storage exercised the first option to extend the credit facility for an additional year. In January 2009, Carey Storage repaid the $35 million outstanding under this credit facility for $28 million, or a 20% discount, and terminated the facility (Note 19).
Line of credit
In June 2007, we entered into a $250 million revolving line of credit to replace our previous $175 million line of credit that was due to expire in July 2007. The line of credit, which matures in June 2011, can, pursuant to its terms, be increased up to $300 million at the discretion of the lenders and extended for an additional year subject to satisfying certain conditions and the payment of an extension fee equal to 0.125% of the total commitments under the facility at that time.
The line of credit provides for an annual interest rate, at our election, of either (i) LIBOR plus a spread that ranges from 75 to 120 basis points depending on our leverage or (ii) the greater of the lender’s prime rate and the Federal Funds Effective Rate plus 50 basis points. At December 31, 2008, the average interest rate on advances on the line of credit was 2.6%. In addition, we pay an annual fee ranging between 12.5 and 20 basis points of the unused portion of the line of credit, depending on our leverage ratio. Based on our leverage ratio at December 31, 2008, we pay interest at LIBOR plus 75 basis points and pay 12.5 basis points on the unused portion of the line of credit. The line of credit has financial covenants that among other things require us to maintain a minimum equity value, restrict the amount of distributions we can pay and requires us to meet or exceed certain operating and coverage ratios. We were in compliance with these covenants as of December 31, 2008.

W. P. Carey 2008 10-K — 75

Notes to Consolidated Financial Statements
Note 11. Commitments and Contingencies
As of December 31, 2008, we were not involved in any material litigation. We note the following:
State Securities Matters
The Maryland Securities Commission and the Alabama Securities Commission have each sought information from Carey Financial, LLC (“Carey Financial”), our wholly-owned broker-deal subsidiary, and/or CPA®:15 relating to a previously settled SEC investigation (described in Note 12). While it is possible that Maryland, Alabama, or another state could commence proceedings against Carey Financial relating to the SEC investigation, we do not currently expect that any such proceedings, if commenced, would have a material effect on us incremental to that caused by the SEC settlement described in Note 12.
Payson v. Park et al.
On April 24, 2008, a shareholder, Herbert Payson, filed a shareholder derivative complaint in New York state court against us, as nominal defendant, and certain members of the board of directors and several current and former executive officers alleging breach of their fiduciary duties resulting from the matters alleged in the SEC investigation described in Note 12. Plaintiff claims that the conduct alleged caused damages to us, including but not limited to the $30 million paid by us in connection with our settlement with the SEC and costs incurred in connection with the investigation by the SEC. On June 20, 2008, all defendants filed a motion to dismiss the complaint on the grounds that the shareholder had failed to make a pre-suit demand on the board of directors as required by law and should not be excused from doing so, and a hearing was held on that motion on October 10, 2008. We and the individual defendants intend to defend ourselves vigorously against the action.
Los Angeles Unified School District
In February 2007, following various substantive and procedural motions, the Los Angeles Superior Court dismissed a state court action against our wholly-owned indirect subsidiary, as well as other defendants, by a private plaintiff alleging various claims under the California False Claims Act that focused on alleged conduct by the Los Angeles Unified School District in connection with its direct application and invoicing for school development and construction funding for a new high school, for which our subsidiary acted as the development manager. The plaintiff has exhausted its appeals and as a result, the case against the served defendants has been dismissed. Although it is possible that the plaintiff may seek to amend his pleadings against us and our other subsidiary in this action and then attempt to serve us, we believe, based on the information currently available to us, that this possibility is remote and consider the case closed.
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
Note 12. Settlement of SEC Investigation
In 2004, following a broker-dealer examination of Carey Financial, the staff of the SEC commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 (the “Securities Act”) in connection with the public offerings of shares of CPA®:15 during 2002 and 2003. The matters investigated by the staff of the SEC principally included whether, in connection with a public offering of shares of CPA®:15, Carey Financial and its retail distributors sold certain securities without an effective registration statement; specifically, whether the delivery of the investor funds into escrow after completion of the first phase of the offering, completed in the fourth quarter of 2002, but before a registration statement with respect to the second phase of the offering became effective in the first quarter of 2003, constituted sales of securities in violation of Section 5 of the Securities Act.
The investigation was later expanded to include matters relating to compensation arrangements with broker-dealers in connection with the CPA® REITs managed by us, including principally certain payments, aggregating in excess of $9.6 million, made to a broker-dealer that distributed shares of the REITs, the disclosure of such arrangements and compliance with applicable FINRA requirements. The costs associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by and accounted for on the books and records of the REITs.
In March 2008, we entered into a settlement with the SEC with respect to all matters relating to the above-described investigations. In connection with the settlement, the SEC filed a complaint in the United States District Court for the Southern District of New York alleging violations of certain provisions of the federal securities laws, and seeking to enjoin us from violating those laws in the future. In its complaint, the SEC alleged violations of Section 5 of the Securities Act, in connection with the offering of shares of CPA®:15, and Section 17(a) of the Securities Act and Sections 10(b), 13(a), 13(b)(2)(A) and 14(a) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 14a-9 thereunder, among others, in connection with the above-described payments to broker-dealers and related disclosures. With respect to Carey Financial, the complaint alleged violations of, and sought to enjoin Carey Financial from violating, Section 5 of the Securities Act. Without admitting or denying the allegations in the SEC’s complaint, we consented to the entry of the injunction, which was entered by the court in a Final Judgment in March 2008. Pursuant to the Final Judgment, we have also made payments of $20 million, including interest, to certain of our managed REITs and paid a $10 million civil penalty.
In anticipation of this settlement, we took a charge of $30 million in the fourth quarter of 2007 and recognized an offsetting $9 million tax benefit in the same period. As a result, the settlement is reflected as “Decrease in settlement provision” in our Consolidated Statement of Cash Flows for the year ended December 31, 2008.

W. P. Carey 2008 10-K — 76

Notes to Consolidated Financial Statements
We recognized a gain of $1.8 million for the year ended December 31, 2008 related to an insurance reimbursement of certain professional services costs incurred in connection with the SEC investigation.
The SEC’s complaint also alleged violations of certain provisions of the federal securities laws by our employees, John Park, who was formerly our Chief Financial Officer, and Claude Fernandez, who was formerly our Chief Accounting Officer. Messrs. Park and Fernandez have separately settled the charges against them.
Note 13. Impairment Charges
We recorded impairment charges of $1 million, $3.3 million and $4.5 million for the years ended December 31, 2008, 2007 and 2006, respectively, of which $2.3 million and $3.4 million are included in discontinued operations for the years ended December 31, 2007 and 2006, respectively.
Impairment Charges on Operating Assets
During the years ended December 31, 2008 and 2007, we recognized impairment charges on various properties totaling $0.5 million and $1 million, respectively, primarily related to a decline in property values. There were no such impairments recognized during 2006.
Impairment Charges on Direct Finance Leases
In connection with our annual review of the estimated residual values on our properties classified as net investments in direct financing leases, we determined that an other than temporary decline in estimated residual value had occurred at various properties due to market conditions, and the accounting for the direct financing leases was revised using the changed estimates. The changes in estimates resulted in the recognition of impairment charges totaling $0.5 million and $1.1 million in 2008 and 2006, respectively. There were no such impairments recognized during 2007.
Impairment Charges on Assets Held for Sale
During the years ended 2007 and 2006, we recognized impairment charges on properties classified as held for sale or sold totaling $2.3 million and $3.4 million, respectively. These impairment charges, which are included in discontinued operations, were primarily the result of reducing these properties’ carrying values to their estimated fair values (Note 7). There were no such impairments recognized during 2008.
Note 14. Risk Management and Use of Derivative Financial Instruments
Risk Management
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

W. P. Carey 2008 10-K — 77

Notes to Consolidated Financial Statements
In connection with an investment in Poland during 2007, we obtained $10.1 million in variable rate mortgage financing (based upon the exchange rate on the date of acquisition) and entered into an interest rate swap agreement with a notional amount that matches the scheduled debt principal amounts to the outstanding balance over the related term ending March 2018. The interest rate swap agreement was effective commencing March 2008.
Interest Rate Caps
Another way in which we attempt to limit our exposure to the impact of interest rate changes is through the use of interest rate caps. Interest rate caps limit the borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. Our secured credit facility had a variable interest rate consisting of the one-month LIBOR plus a spread of 225 basis points. In March 2008, we obtained a $35.5 million interest rate cap whereby the LIBOR component of our interest rate could not exceed 4.75% through December 2008. In October 2008, we amended the interest rate cap agreement to which the LIBOR component of the interest rate could not exceed 5.75% through December 2009. In January 2009, this credit facility was repaid and terminated, at which time the interest cap was terminated. For the duration of the interest rate cap, we did not account for this instrument as a hedge, and as such, any change in value was reflected in the consolidated statement of income.
Fair Value of Interest Related Derivative
Interest rate swaps and caps may be designated as cash flow hedges, with changes in fair value included as a component of Other comprehensive income in members’ equity, or as fair value hedges, with changes in fair value reflected in earnings. Our interest rate swap and cap derivative financial instruments at December 31, 2008 are summarized as follows (dollars in thousands):

		Notional	Effective	Expiration	Fair Value
	Type	Amount	Interest Rate	Date	Liability (b)
3-Month Euribor (a)	“Pay-fixed” swap	$9,221	4.2%	3/2018	$(419)
1-Month LIBOR	Interest rate cap (c)	35,200	5.75%	12/2009	—

					$(419)

(a)	Amounts are based upon the Euro exchange rate at December 31, 2008.

(b)	Amounts are included in Accounts payable, accrued expenses and other liabilities.

(c)	Terminated on repayment of secured credit facility on January 29, 2009.
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
The majority of our directly owned real estate properties and related loans are located in the United States, with Texas (16%) and California (12%) representing the only significant geographic concentration (10% or more of current annualized lease revenue). As of December 31, 2008, no individual tenant accounted for more than 10% of current annualized lease revenue. As of December 31, 2008, our directly owned real estate properties contain significant concentrations in the following asset types: industrial (38%), office (35%) and warehouse/distribution (13%); and in the following tenant industries: business and commercial services (15%) and telecommunications (15%).

W. P. Carey 2008 10-K — 78

Notes to Consolidated Financial Statements
Note 15. Members’ Equity and Stock Based and Other Compensation
Distributions Payable
We declared a quarterly distribution of $0.494 per share in December 2008, which was paid in January 2009 to shareholders of record as of December 31, 2008.
Accumulated Other Comprehensive Income
As of December 31, 2008 and 2007, accumulated other comprehensive income reflected in the members’ equity, net of tax, is comprised of the following (in thousands):

	December 31,
	2008	2007
Unrealized (loss) gain on marketable securities	$(11)	$18
Unrealized loss on derivative instruments	(420)	—
Foreign currency translation adjustment	(397)	2,720

Accumulated other comprehensive income	$(828)	$2,738

Stock Based Compensation
At December 31, 2008, we maintained the stock-based compensation plans described below. The total compensation expense (net of forfeitures) for these plans was $7.3 million, $5.6 million and $3.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. The tax benefit recognized by us related to these plans in the years ended December 31, 2008, 2007 and 2006 related to stock-based compensation plans totaled $3.2 million, $2.5 million and $1.6 million, respectively.
1997 Share Incentive Plan
We maintain the 1997 Share Incentive Plan (the “Incentive Plan”), as amended, which authorizes the issuance of up to 6,200,000 shares of our Common Stock, of which 5,264,362 have been issued or are currently reserved for issuance upon exercise of outstanding options as of December 31, 2008. The Incentive Plan provides for the grant of (i) share options, which may or may not qualify as incentive stock options under the Code , (ii) performance shares or units, (iii) dividend equivalent rights and (iv) restricted shares or units. The vesting of grants is accelerated upon a change in our control and under certain other conditions. Options granted under the Incentive Plan generally have a 10-year term and generally vest in four equal annual installments.
Historically, certain options granted under the Incentive Plan vested over periods ranging from three to nine years from the date of grant. In October 2007, the Compensation Committee of our board of directors (the “Compensation Committee”) approved a modification to accelerate the vesting period for all outstanding options that originally had vested in the fifth through ninth, or seventh and eighth, years after grant so that they would vest in four equal annual installments beginning in 2008. As a result of this modification, 71 employees were affected, and we recognized an incremental compensation expense of $0.1 million for the year ended December 31, 2007 and $0.4 million per annum over the revised vesting period.
In December 2007, the Compensation Committee approved a long-term incentive compensation program and terminated further contributions to the Partnership Equity Unit Plan. In January 2008, the Compensation Committee approved initial long-term incentive awards consisting of 111,300 restricted units and 138,250 performance units. In November 2008, the Compensation Committee granted additional long-term incentive awards consisting of 32,000 restricted units and 10,000 performance units. The restricted units generally vest over three years. Vesting and payment of the performance units is conditional on certain performance goals being met by us during the performance period from January 1, 2008 through December 31, 2010. The ultimate number of performance units to be issued will depend on the extent to which we meet the performance goals and can range from zero to three times the original awards. At the end of each reporting period, we evaluate the ultimate number of performance units we expect to issue based upon the extent to which we have met and expect to meet the performance goals and where appropriate revise our estimate and associated expense. Upon vesting, the restricted and performance units may be converted into shares of our common stock. Both the restricted and performance units carry dividend equivalent rights. Dividend equivalent rights on restricted units are paid in cash on a quarterly basis whereas dividend equivalent rights on performance units accrue during the performance period and may be converted into additional shares of common stock at the conclusion of the performance period to the extent the underlying units vest. Dividend equivalent rights are accounted for as a reduction to retained earnings to the extent that the awards are expected to vest. For awards that are not expected to vest or do not ultimately vest, dividend equivalent rights are accounted for as additional compensation expense.
As a result of issuing these awards, we currently expect to recognize compensation expense totaling approximately $8.2 million over the vesting period, of which $2.4 million was recognized during 2008.

W. P. Carey 2008 10-K — 79

Notes to Consolidated Financial Statements
Non-Employee Directors’ Plan
We maintain the Non-Employee Directors’ Plan (the “Directors’ Plan”), which authorizes the issuance of up to 300,000 shares of our Common Stock, of which 129,462 have been granted as of December 31, 2008. The Directors’ Plan provides for the grant of (i) share options which may or may not qualify as incentive stock options, (ii) performance shares, (iii) dividend equivalent rights and (iv) restricted shares. Options granted under the Directors’ Plan have a 10-year term and vest generally over three years from the date of grant. In June 2007, the Director’s Plan, which had been due to expire in October 2007, was extended through October 2017. In June 2008, the Compensation Committee approved an amendment to the Directors’ Plan that, subject to approval by our stockholders, would provide for grants of restricted share units.
Employee Share Purchase Plan
We sponsor an Employee Share Purchase Plan (“ESPP”), pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain limits, to purchase our common stock. Employees can purchase stock semi-annually at a price equal to 85% of the fair market value at certain plan defined dates. The ESPP is not material to our results of operations. Compensation expense under this plan for the years ended December 31, 2008, 2007 and 2006 was $0.1 million, $0.2 million and $0.2 million, respectively.
Carey Management Warrants
In January 1998, the predecessor of Carey Management was granted warrants to purchase 2,284,800 shares of our common stock exercisable at $21 per share and warrants to purchase 725,930 shares exercisable at $23 per share as compensation for investment banking services in connection with structuring the consolidation of the CPA® Partnerships. During the year ended December 31, 2008, a corporation wholly-owned by our Chairman, Wm. Polk Carey, exercised warrants to purchase a total of 695,930 shares of our common stock at $23 per share, for which we received proceeds of $16.1 million. During the years ended December 31, 2007 and 2006, the corporation wholly-owned by Mr. Carey exercised warrants to purchase a total of 684,800 and 100,000 shares of our common stock at $21 per share, for which we received proceeds of $14.4 million and $2.1 million, respectively. In addition, during 2007, 1,500,000 warrants were exercised at $21 per share in a cashless exercise for which 567,164 shares were issued. As of December 31, 2008, all of the $21 per share warrants had been exercised. As of December 31, 2008, 24,000 warrants were still exercisable at $23 per share, although all of these warrants expired without value on January 1, 2009.
Partnership Equity Plan Unit
During 2003, we adopted a non-qualified deferred compensation plan (the Partnership Equity Plan, or “PEP”) under which a portion of any participating officer’s cash compensation in excess of designated amounts was deferred and the officer was awarded Partnership Equity Plan Units (“PEP Units”). The value of each PEP Unit was intended to correspond to the value of a share of the CPA® REIT designated at the time of such award. During 2005, further contributions to the initial PEP Plan were terminated and it was succeeded by a second PEP Plan. As amended, payment under these plans will occur at the earlier of December 16, 2013 (in the case of the initial PEP Plan) or twelve years from the date of award. The award is fully vested upon grant. The value of each PEP Unit will be adjusted to reflect the underlying appraised value of the designated CPA® REIT. Additionally, each PEP Unit will be entitled to distributions equal to the distribution rate of the CPA® REIT. All issuances of PEP Units, changes in the fair value of PEP Units and distributions paid are included in our compensation expense. Each of the PEP Plans is a deferred compensation plan and is therefore considered to be outside the scope of SFAS 123R. The value of the plan is reflected at fair value each quarter and is subject to changes in the fair value of the PEP units. Compensation expense under these Plans for the years ended December 31, 2008, 2007 and 2006 was $0.9 million, $5.2 million, $2 million, respectively. Further contributions to the second PEP Plan were terminated as of December 31, 2007, however this termination will not affect any awardees’ rights pursuant to awards granted under this Plan.
Profit-Sharing Plan
We sponsor a qualified profit-sharing plan and trust covering substantially all of our full-time employees who have attained age 21, worked a minimum of 1,000 hours and completed one year of service. We are under no obligation to contribute to the plan and the amount of any contribution is determined by and at the discretion of our board of directors. Our board of directors can authorize contributions to a maximum of 15% of an eligible participant’s compensation, limited to less than $0.1 million annually per participant. For the years ended December 31, 2008, 2007 and 2006, amounts expensed for contributions to the trust were $2.8 million, $2.4 million and $2.4 million, respectively. The profit-sharing plan is a deferred compensation plan and is therefore considered to be outside the scope of SFAS 123R.
WPCI Stock Options
On June 30, 2003, WPCI granted an incentive award to certain officers of WPCI consisting of 1,500,000 restricted units, representing an approximate 13% interest in WPCI, and 1,500,000 options for WPCI units with a combined fair value of $2.5 million at that date.

W. P. Carey 2008 10-K — 80

Notes to Consolidated Financial Statements
Both the options and restricted units were issued in 2003 and vested ratably over five years, with full vesting occurring December 31, 2007. During 2008, the officers exercised all of their 1,500,000 options to purchase 1,500,000 units of WPCI at $1 per unit. Upon the exercise of the WPCI options, the officers currently have a total interest of approximately 23% in WPCI. The vested restricted units and units received in connection with the exercise of options of WPCI by minority interest holders may be redeemed, commencing December 31, 2012 and thereafter, solely in exchange for our shares. Any redemption will be subject to a third party valuation of WPCI. In connection with a reorganization of WPCI into three separate entities in 2008, the officers currently own equivalent interests in the three new entities.
Company Options and Grants
Option and warrant activity as of December 31, 2008 and changes during the year ended December 31, 2008 were as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (in Years)	(in 000’s)
Outstanding at beginning of year	3,428,170	$25.87
Granted	20,000	31.56
Exercised	(882,931)	22.15
Forfeited / Expired	(22,000)	30.27

Outstanding at end of year	2,543,239	$27.16	5.52	$1,556,822

Vested and expected to vest at end of year	2,487,045	$27.09	5.49	$1,556,822

Exercisable at end of year	1,242,076	$24.38	4.28	$1,556,822

Option and warrant activity for 2007 and 2006 was as follows:

	Years ended December 31,
	2007			2006
			Weighted			Weighted
			Average			Average
		Weighted	Remaining		Weighted	Remaining
		Average	Contractual Term		Average	Contractual Term
	Shares	Exercise Price	(in Years)	Shares	Exercise Price	(in Years)
Outstanding at beginning of year	5,600,069	$23.14		5,360,967	$22.64
Granted	384,348	32.85		621,828	26.76
Exercised	(2,494,247)	20.71		(319,988)	20.57
Forfeited / Expired	(62,000)	30.22		(62,738)	28.89

Outstanding at end of year	3,428,170	25.87	5.35	5,600,069	23.14	4.23

Exercisable at end of year	2,108,393	$23.30		4,133,782	$21.08

The weighted average grant date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $2.42, $3.00 and $2.15, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $1.9 million, $4.2 million and $2.1 million, respectively.
Nonvested restricted stock awards as of December 31, 2008 and changes during the year ended December 31, 2008 were as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2008	402,436	$30.76
Granted	209,428	30.63
Vested	(141,347)	31.40
Forfeited	(16,065)	30.62

Nonvested at December 31, 2008	454,452	$30.50

W. P. Carey 2008 10-K — 81

Notes to Consolidated Financial Statements
The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $4.4 million, $2.8 million and $2.4 million, respectively.
Nonvested performance units as of December 31, 2008 and changes during the year ended December 31, 2008 were as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2008	—	$—
Granted	148,250	35.69
Vested	—	—
Forfeited	(3,500)	36.30
Adjustment (a)	(54,281)	35.67

Nonvested at December 31, 2008	90,469	$35.67

(a)	Vesting and payment of the performance units is conditional on certain performance goals being met by us during the performance period from January 1, 2008 through December 31, 2010. The ultimate number of performance units to be issued will depend on the extent to which we meet the performance goals and can range from zero to three times the original awards. Pursuant to a review of our current and expected performance versus the performance goals, we revised our estimate of the ultimate number of certain of the performance units to be issued from one times the original awards to 0.5 times the original awards. As a result, in the fourth quarter of 2008, we recognized a $0.4 million reduction of previously recognized compensation expense.
The fair value of certain share-based payment awards is estimated using the Black-Scholes option pricing formula (options and warrants), which involves the use of assumptions that are used in estimating the fair value of share-based payment awards. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based upon the trailing quarterly distribution for the four quarters preceding the award expressed as a percentage of our stock price. Expected volatilities are based on a review of the five-and ten-year historical volatility of our stock as well as the historical volatilities and implied volatilities of common stock and exchange traded options of selected comparable companies. The expected term of awards granted is derived from an analysis of the remaining life of our awards giving consideration to their maturity dates and remaining time to vest. We use historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. For the years ended December 31, 2008, 2007 and 2006, the following assumptions and weighted average fair values were used:

	Years ended December 31,
	2008	2007	2006
Risk-free interest rates	3.3% - 3.8%	3.8 - 4.7%	4.6 - 5.1%
Dividend yields	5.4% - 6.3%	5.4 - 6.2%	6.3 - 7.1%
Expected volatility	15% - 16.4%	15.0 - 16.0%	17.0 - 17.5%
Expected term in years	6.3	6.1 - 6.3	6.2 - 8.5
As of December 31, 2008, approximately $12.9 million of total unrecognized compensation expense related to nonvested stock-based compensation awards is expected to be recognized over a weighted-average period of approximately 2 years.
We have the ability and intent to issue shares upon stock option exercises. Historically, we have issued authorized but unissued common stock to satisfy such exercises. Cash received from stock option exercises and purchases under the ESPP during the year ended December 31, 2008 was $4 million.

W. P. Carey 2008 10-K — 82

Notes to Consolidated Financial Statements
Earnings Per Share
Basic and diluted earnings per share were calculated as follows (dollars in thousands):

	Years ended December 31,
	2008	2007	2006
Net income – basic	$78,047	$79,252	$86,303
Income effect of dilutive securities, net of taxes	840	2,616	574

Net income – diluted	78,887	81,868	86,877

Weighted average shares outstanding – basic	39,202,520	38,113,857	37,668,920
Effect of dilutive securities	1,018,592	1,754,351	1,424,977

Weighted average shares outstanding – diluted	40,221,112	39,868,208	39,093,897

Securities included in our diluted earnings per share determination consist of stock options, warrants and restricted stock. Securities totaling 261,691 shares for the year ended December 31, 2006 were excluded from the earnings per share computations above as their effect would have been anti-dilutive. There were no anti-dilutive securities for the years ended December 31, 2008 and 2007.
Share Repurchase Programs
In December 2005, our board of directors approved a $20 million share repurchase program. Under this program, we could repurchase up to $20 million of our common stock in the open market during the twelve-month period beginning December 16, 2005 as conditions warranted. During the term of this program, which ended December 15, 2006, we repurchased a total of $4.1 million of our common stock.
In June 2007, our board of directors approved a $20 million share repurchase program through December 31, 2007. In September 2007, our board of directors approved the repurchase of an additional $20 million of our stock under this share repurchase program. The board also approved an extension of this program to March 31, 2008. Under this program, we could repurchase up to $40 million of our common stock in the open market through March 31, 2008 as conditions warranted. In March 2008, we terminated this program. During the term of the program, we repurchased a total of $30.7 million of our common stock.
In October 2008, the Executive Committee of our board of directors (the “Executive Committee”) approved a program to repurchase up to $10 million of our common stock through December 15, 2008. During the term of this program, we repurchased a total of $8.5 million of our common stock. In December 2008, the Executive Committee approved a further program to repurchase up to an additional $10 million of our common stock through March 4, 2009 or the date the maximum is reached, if earlier. Through December 31, 2008, we repurchased shares totaling $2 million under this program.
Other
We have employment contracts with certain senior executives. These contracts provide for severance payments in the event of termination under certain conditions including a change of control. During 2008, 2007 and 2006, we recognized severance costs totaling approximately $0.7 million, $0.2 million and $2.1 million, respectively, related to several former employees. Such costs are included in general and administrative expenses in the accompanying consolidated financial statements.

W. P. Carey 2008 10-K — 83

Notes to Consolidated Financial Statements
Note 16. Income Taxes
The components of our provision for income taxes for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	2008	2007	2006
Federal
Current	$22,266	$20,531	$29,029
Deferred	(6,123)	13,806	1,079

	16,143	34,337	30,108

State, Local and Foreign
Current	10,594	10,846	14,707
Deferred	(3,216)	6,556	541

	7,378	17,402	15,248

Total Provision	$23,521	$51,739	$45,356

Deferred income taxes as of December 31, 2008 and 2007 consist of the following (in thousands):

	December 31,
	2008	2007
Deferred tax assets
Unearned and deferred compensation	$9,334	$9,800
Settlement provision – deductible	—	8,967
Other	82	629

	9,416	19,396

Deferred tax liabilities
Receivables from affiliates	17,887	38,970
Investments	44,235	41,343
Other	(349)	414

	61,773	80,727

Net deferred tax liability	$52,357	$61,331

The difference between the tax provision and the tax benefit recorded at the statutory rate at December 31, 2008, 2007 and 2006 is as follows (in thousands):

	Years ended December 31,
	2008	2007	2006
Pre-tax income from taxable subsidiaries	$56,151	$92,274	$90,303
Federal provision at statutory tax rate (35%)	19,653	32,296	31,606
State and local taxes, net of federal benefit	3,522	11,136	8,949
Settlement provision – nondeductible	—	4,488	—
Amortization of intangible assets	856	867	1,629
Other	211	1,328	2,494

Tax provision – taxable subsidiaries	24,242	50,115	44,678
Other state, local and foreign taxes	(721)	1,624	678

Total tax provision	$23,521	$51,739	$45,356

Included in income taxes in the consolidated balance sheets as of December 31, 2008 and 2007 are accrued income taxes totaling $5.6 million and $3.9 million, respectively, and deferred income taxes totaling $52.4 million and $61.3 million, respectively.

W. P. Carey 2008 10-K — 84

Notes to Consolidated Financial Statements
We have elected to be treated as a partnership for U.S. federal income tax purposes and prior to our restructuring in October 2007 conducted our real estate ownership operations through partnerships or limited liability companies electing to be treated as partnerships for U.S. federal income tax purposes. As partnerships, we and our partnerships subsidiaries are generally not directly subject to tax. We conduct our investment management services primarily through taxable subsidiaries. These operations are subject to federal, state, local and foreign taxes, as applicable. We conduct business in the United States and Europe, and as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2004. Certain of our inter-company transactions that have been eliminated in consolidation for financial accounting purposes are also subject to taxation. Periodically, shares in the CPA® REITs that are payable to our taxable subsidiaries in consideration for services rendered are distributed from these subsidiaries to us.
We adopted FIN 48 on January 1, 2007. As a result of the implementation we recognized a $1.1 million decrease to reserves for uncertain tax positions. This decrease in reserves was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. Including the cumulative effect decrease in reserves, at the beginning of 2007, we had approximately $0.8 million of total gross unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2008	2007
Balance at January 1,	$838	$833
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	184	5
Reductions for tax positions of prior years	—	—
Settlements	—	—

Balance at December 31,	$1,022	$838

At December 31, 2008 and 2007, we had unrecognized tax benefits of $0.6 million and $0.4 million, respectively (net of federal benefits), that if recognized would favorably affect the effective income tax rate in any future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008 and 2007, we had less than $0.1 million and $0.4 million, respectively, of accrued interest and penalties related to uncertain tax positions.
During the next year, we currently expect the liability for uncertain taxes to increase on a similar basis to the additions that occurred in 2007. Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2005-2008 remain open to examination by the major taxing jurisdictions to which we are subject.
Carey REIT II owns our real estate assets and has elected to be treated as a REIT under Sections 856 through 860 of the Code with the filing of its 2007 return. In order to maintain its qualification as a REIT, Carey REIT II is required to, among other things, distribute at least 90% of its REIT net taxable income to its shareholders (excluding net capital gains) and meet certain tests regarding the nature of its income and assets. As a REIT, Carey REIT II is not subject to U.S. federal income tax with respect to the portion of its income that meets certain criteria and is distributed annually to shareholders. Accordingly, no provision for U.S. federal income taxes is included in the consolidated financial statements. We believe we have operated, and we intend to continue to operate, in a manner that allows Carey REIT II to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, Carey REIT II would be subject to U.S. federal income tax.
Note 17. Segment Reporting
We evaluate our results from operations by our two major business segments, as follows:
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

W. P. Carey 2008 10-K — 85

Notes to Consolidated Financial Statements
Real Estate Ownership
This business segment includes the operations of properties under operating leases, properties under direct financing leases, operating real estate, assets held for sale and equity investments in real estate in ventures accounted for under the equity method. Because of our legal structure, these operations are generally not subject to U.S. federal income taxes; however, they may be subject to certain state, local and foreign taxes.
A summary of comparative results of these business segments is as follows (in thousands):

	Years ended December 31,
	2008	2007	2006
Investment Management
Revenues (a)	$147,258	$175,035	$189,787
Operating expenses (a)	(101,202)	(102,532)	(107,015)
Other, net (b)	11,234	14,463	15,268
Provision for income taxes	(22,432)	(50,158)	(44,710)

Income from continuing operations	$34,858	$36,808	$53,330

Real Estate Ownership
Revenues	$96,615	$88,121	$77,700
Operating expenses	(45,058)	(43,572)	(36,140)
Interest expense	(19,289)	(20,880)	(17,016)
Other, net (b)	7,837	9,707	8,339
Provision for income taxes	(1,089)	(1,581)	(646)

Income from continuing operations	$39,016	$31,795	$32,237

Total Company
Revenues (a)	$243,873	$263,156	$267,487
Operating expenses (a)	(146,260)	(146,104)	(143,155)
Interest expense	(19,289)	(20,880)	(17,016)
Other, net (b)	19,071	24,170	23,607
Provision for income taxes	(23,521)	(51,739)	(45,356)

Income from continuing operations	$73,874	$68,603	$85,567

	Equity Investments in Real Estate		Total Long-Lived Assets (c)		Total Assets
	as of December 31,		as of December 31,		as of December 31,
	2008	2007	2008	2007	2008	2007
Investment Management	$200,971	$165,702	$210,249	$178,965	$346,568	$347,086
Real Estate Ownership	59,649	76,975	734,544	772,058	764,568	806,198

Total Company	$260,620	$242,677	$944,793	$951,023	$1,111,136	$1,153,284

(a)	Included in revenues and operating expenses are reimbursable costs from affiliates totaling $41.2 million, $13.8 million and $63.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(b)	Includes interest income, income from equity investments in real estate, minority interest and gains and losses on sales and foreign currency transactions.

(c)	Includes real estate, net investment in direct financing leases, equity investments in real estate, operating real estate and intangible assets related to management contracts and leases.

W. P. Carey 2008 10-K — 86

Notes to Consolidated Financial Statements
Geographic information for the real estate ownership segment is as follows (in thousands):

2008	Domestic	Foreign (a)	Total
Revenues	$88,780	$7,835	$96,615
Operating expenses	(41,787)	(3,271)	(45,058)
Interest expense	(17,141)	(2,148)	(19,289)
Other, net (b)	4,474	3,363	7,837
Provision for income taxes	(386)	(703)	(1,089)

Income from continuing operations	$33,940	$5,076	$39,016

Total assets	$707,399	$57,169	$764,568
Total long-lived assets	$686,003	$48,541	$734,544

2007	Domestic	Foreign (a)	Total
Revenues	$82,551	$5,570	$88,121
Operating expenses	(41,664)	(1,908)	(43,572)
Interest expense	(19,211)	(1,669)	(20,880)
Other, net (b)	5,995	3,712	9,707
Provision for income taxes	(1,456)	(125)	(1,581)

Income from continuing operations	$26,215	$5,580	$31,795

Total assets	$744,297	$61,901	$806,198
Total long-lived assets	$719,059	$52,999	$772,058

2006	Domestic	Foreign (a)	Total
Revenues	$72,914	$4,786	$77,700
Operating expenses	(34,373)	(1,767)	(36,140)
Interest expense	(15,180)	(1,836)	(17,016)
Other, net (b)	6,721	1,618	8,339
Provision for income taxes	(580)	(66)	(646)

Income from continuing operations	$29,502	$2,735	$32,237

Total assets	$729,649	$64,325	$793,974
Total long-lived assets	$705,662	$60,115	$765,777

(a)	Our international operations consist of investments in France, Germany and Poland.

(b)	Includes other interest income, minority interest in income, income from equity investments in real estate and gains and losses on sales of securities, foreign currency transactions and other gains, net.
Note 18. Selected Quarterly Financial Data (unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenues	$57,372	$58,503	$66,636	$61,362
Expenses	36,317	36,683	39,053	34,207
Net income	17,101	19,848	19,198	21,900
Earnings per share –
Basic	0.44	0.51	0.49	0.55
Diluted	0.43	0.50	0.48	0.55
Distributions declared per share	0.482	0.487	0.492	0.494

W. P. Carey 2008 10-K — 87

Notes to Consolidated Financial Statements

	Three months ended
	March 31, 2007	June 30, 2007	September 30, 2007 (b)	December 31, 2007 (c)
Revenues (a)	$44,681	$109,040	$54,577	$54,858
Expenses (a)	26,032	36,071	26,364	57,637
Net income	10,800	42,030	20,409	6,013
Earnings per share –
Basic	0.28	1.10	0.53	0.17
Diluted	0.27	1.10	0.53	0.15
Distributions declared per share	0.462	0.467	0.472	0.477	(d)

(a)	Certain amounts from previous quarters have been reclassified to discontinued operations (Note 7).

(b)	Includes impact of out of period adjustment (Note 2).

(c)	As discussed in Note 12, in the three months ended December 31, 2007, we reflected a charge for $30 million with a related tax benefit of $(9) million relating to the settlement of the SEC investigation.

(d)	Excludes a special distribution of $0.27 per share paid in January 2008 to shareholders of record as of December 31, 2007.
Note 19. Subsequent Events
In January 2009, Carey Storage completed a transaction with a third party, whereby it received cash proceeds of $21.9 million plus a commitment to invest up to a further $8.1 million of equity to fund the purchase of self-storage assets in the future in exchange for a 60% interest in its self storage portfolio. Due to an option to repurchase this interest at fair value, we expect that we will reflect the properties currently owned under the profit sharing method.
In connection with this transaction, Carey Storage repaid, in full, the $35 million outstanding balance on the secured credit facility for $28 million, or a 20% discount. Carey Storage expects to recognize a gain of $7 million on the repayment of this debt, of which we expect to retain our 40% interest, or $2.8 million. The debt repayment was financed with a portion of the proceeds from the exchange of the 60% interest and new non-recourse debt totaling $18 million that is secured by individual mortgages, with a new lender, on seven self storage properties in the portfolio. The new financing bears interest at a fixed rate of 7% per annum and has a 10 year term with a rate reset after 5 years. In February 2009, Carey Storage received further new non-recourse debt totaling $7 million that is secured by individual mortgages on six self storage properties in the portfolio from the new lender on the same terms.

W. P. Carey 2008 10-K — 88

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
as of December 31, 2008
(in thousands)

											Life on which
											Depreciation
											in Latest
				Costs Capitalized	Increase	Gross Amount at which Carried					Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period (d)			Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (d)	Acquired	Computed
Real Estate Under Operating Leases:
Office facilities in Broomfield, Colorado	$—	$248	$2,538	$4,780	$(1,785)	$2,928	$2,853	$5,781	$924	Jan. 1998	40 yrs.
Distribution facilities and warehouses in Erlanger, Kentucky	10,093	1,526	21,427	1,997	142	1,526	23,566	25,092	6,384	Jan. 1998	40 yrs.
Retail stores in Montgomery and Brewton, Alabama	—	855	6,762	15	(5,221)	407	2,004	2,411	664	Jan. 1998	40 yrs.
Land in Commerce, California	—	4,573	—	—	—	4,573	—	4,573	—	Jan. 1998	N/A
Office facility in Beaumont, Texas	—	164	2,344	701	(1)	164	3,044	3,208	953	Jan. 1998	40 yrs.
Office and industrial facilities in Bridgeton, Missouri	—	270	5,100	4,166	—	270	9,266	9,536	1,667	Jan. 1998	40 yrs.
Office facility in College Station, Texas	—	1,390	5,337	98	(1,039)	1,108	4,678	5,786	1,258	Jan. 1998	40 yrs.
Partially vacant industrial/office and distribution facilities in Salisbury, North Carolina	—	247	5,035	2,652	—	247	7,687	7,934	2,278	Jan. 1998	40 yrs.
Office facility in Raleigh, North Carolina	—	1,638	2,844	157	(2,554)	828	1,257	2,085	171	Jan. 1998	N/A
Office facility in King of Prussia, Pennsylvania	—	1,219	6,283	1,295	—	1,219	7,578	8,797	1,871	Jan. 1998	40 yrs.
Warehouse and distribution facilities in Fort Lauderdale, Florida	—	1,173	3,368	584	99	1,173	4,051	5,224	1,013	Jan. 1998	40 yrs.
Industrial facilities in Pinconning, Mississippi	—	32	1,692	—	—	32	1,692	1,724	465	Jan. 1998	40 yrs.
Industrial facilities in San Fernando, California	8,694	2,052	5,322	—	152	2,052	5,474	7,526	1,495	Jan. 1998	40 yrs.
Land leased in several cities in the following states: Alabama, Florida, Georgia, Illinois, Louisiana, Missouri, New Mexico, North Carolina, South Carolina and Texas	1,982	9,382	—	—	(172)	9,210	—	9,210	—	Jan. 1998	N/A
Industrial facility in Milton, Vermont	—	220	1,579	—	—	220	1,579	1,799	434	Jan. 1998	40 yrs.
Land in Glendora, California	—	1,135	—	—	17	1,152	—	1,152	—	Jan. 1998	N/A
Office facilities in Bloomingdale, Illinois	—	1,075	11,453	970	1	1,090	12,409	13,499	3,236	Jan. 1998	40 yrs.
Industrial facility in Manassas, Virginia	—	460	1,352	—	—	460	1,352	1,812	372	Jan. 1998	40 yrs.
Industrial facility in Doraville, Georgia	—	3,288	9,864	—	275	3,288	10,139	13,427	2,770	Jan. 1998	40 yrs.
Office facilities in Collierville, Tennessee	—	335	1,839	—	—	335	1,839	2,174	506	Jan. 1998	40 yrs.
Land in Irving and Houston, Texas	8,848	9,795	—	—	—	9,795	—	9,795	—	Jan. 1998	N/A
Industrial facility in Detroit, Michigan	3,994	5,968	31,731	—	775	5,968	32,506	38,474	8,888	Jan. 1998	40 yrs.
Industrial facility in Chandler, Arizona	12,131	5,035	18,957	4,401	541	5,035	23,899	28,934	5,852	Jan. 1998	40 yrs.
Warehouse and distribution facilities in Houston, Texas	—	167	885	53	—	167	938	1,105	249	Jan. 1998	40 yrs.
Industrial facility in Prophetstown, Illinois	—	70	1,477	—	(428)	70	1,049	1,119	72	Jan. 1998	40 yrs.
Office facilities in Bridgeton, Missouri	—	842	4,762	1,541	72	842	6,375	7,217	431	Jan. 1998	40 yrs.
Industrial facility in Industry, California	—	3,789	13,164	1,283	318	3,789	14,765	18,554	2,798	Jan. 1998	40 yrs.
Warehouse and distribution facilities in Memphis, Tennessee	—	1,051	14,037	510	(2,571)	1,051	11,976	13,027	5,203	Jan. 1998	7 yrs.
Retail store in West Mifflin, Pennsylvania	—	1,839	6,535	—	(4,894)	1,160	2,320	3,480	127	Jan. 1998	35 yrs.
Retail store in Bellevue, Washington	9,251	4,125	11,812	393	—	4,494	11,836	16,330	3,168	Apr. 1998	40 yrs.
Office facility in Houston, Texas	5,000	3,260	22,574	780	—	3,260	23,354	26,614	6,193	Jun. 1998	40 yrs.
Office facility in Tempe, Arizona	15,111	2,275	26,702	—	—	2,275	26,702	28,977	6,451	Jun. 1998	40 yrs.
Office facility in Rio Rancho, New Mexico	8,104	1,190	9,353	1,317	—	1,467	10,393	11,860	2,553	Jul. 1998	40 yrs.
Vacant office facility in Moorestown, New Jersey	5,475	351	5,981	432	43	351	6,456	6,807	1,900	Feb. 1999	40 yrs.
Office facility in Norcross, Georgia	29,841	5,200	25,585	11,819	—	5,200	37,404	42,604	8,586	Jun. 1999	40 yrs.
Office facility in Lafayette, Louisiana	2,814	720	7,708	120	—	720	7,828	8,548	1,768	Dec. 1999	40 yrs.
Office facility in Tours, France	8,046	1,034	9,737	—	5,138	1,547	14,362	15,909	2,872	Sep. 2000	40 yrs.
Office facility in Illkirch, France	19,173	—	18,520	—	10,953	—	29,473	29,473	6,466	Dec. 2001	40 yrs.
Industrial, warehouse and distribution facilities in Lenexa, Kansas; Winston-Salem, North Carolina and Dallas, Texas	8,467	1,860	12,539	—	5	1,860	12,544	14,404	2,024	Sep. 2002	40 yrs.
Office buildings in Venice, California	—	2,032	10,152	—	1	2,032	10,153	12,185	1,089	Sep. 2004	40 yrs.

W. P. Carey 2008 10-K — 89

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
as of December 31, 2008
(in thousands)

											Life on which
											Depreciation
											in Latest
				Costs Capitalized	Increase	Gross Amount at which Carried					Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period (d)			Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (d)	Acquired	Computed
Real Estate Under Operating Leases (Continued):
Retail stores in Drayton Plains, Michigan and Citrus Heights, California	—	1,039	4,788	165	193	1,039	5,146	6,185	534	Sep. 2004	40 yrs.
Office facility in San Diego, California	—	4,647	19,712	8	40	4,647	19,760	24,407	2,120	Sep. 2004	40 yrs.
Warehouse and distribution facilities in Birmingham, Alabama	4,556	1,256	7,704	—	—	1,256	7,704	8,960	827	Sep. 2004	40 yrs.
Industrial facility in Scottsdale, Arizona	1,439	586	46	—	—	586	46	632	5	Sep. 2004	40 yrs.
Retail stores in Hope, Little Rock and Hot Springs, Arizona	—	850	2,939	—	—	850	2,939	3,789	315	Sep. 2004	40 yrs.
Industrial facilities in Apopka, Florida	—	362	10,855	—	—	362	10,855	11,217	1,165	Sep. 2004	40 yrs.
Retail facility in Jacksonville, Florida	—	975	6,980	20	—	975	7,000	7,975	749	Sep. 2004	40 yrs.
Retail facilities in Charlotte, North Carolina	—	1,639	10,608	172	24	1,639	10,804	12,443	1,233	Sep. 2004	40 yrs.
Industrial and office facilities in Austin, Texas (c)	—	1,238	10,983	—	—	1,238	10,983	12,221	791	Dec. 2006	28.9 yrs.
Industrial facility in Chattanooga, Tenessee (c)	—	1,382	4,021	49	(1,134)	1,382	2,936	4,318	567	Dec. 2006	13.6 yrs.
Land in San Leandro, California (c)	—	1,532	—	—	—	1,532	—	1,532	—	Dec. 2006	N/A
Warehouse and distribution facility in Greenfield, Indiana (c)	—	967	3,800	—	—	967	3,800	4,767	281	Dec. 2006	28.2 yrs.
Educational facility in Mendota Heights, Minnesota (c)	6,821	2,484	9,078	—	—	2,484	9,078	11,562	612	Dec. 2006	30.9 yrs.
Industrial facility in Sunnyvale, California (c)	—	1,663	3,571	—	—	1,663	3,571	5,234	276	Dec. 2006	27 yrs.
Fitness and recreational sports center in Austin, Texas (c)	2,901	1,725	5,168	—	—	1,725	5,168	6,893	378	Dec. 2006	28.5 yrs.
Retail store in Wroclaw, Poland	9,221	3,600	10,306	—	(1,163)	3,524	9,219	12,743	245	Dec. 2007	40 yrs.

	$181,962	$107,830	$456,909	$40,478	$(2,173)	$109,234	$493,810	$603,044	$103,249

						Gross Amount at
				Costs Capitalized	Increase	which Carried
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of	Date
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Period Total	Acquired
Direct Financing Method:
Warehouse and distribution facilities in Anchorage, Alaska and Commerce, California	$—	$332	$12,281	$—	$(343)	$12,270	Jan. 1998
Office facility in Toledo, Ohio	2,506	224	2,684	—	(277)	2,631	Jan. 1998
Industrial facility in Goshen, Indiana	—	239	3,339	—	(2,044)	1,534	Jan. 1998
Retail stores in several cities in the following states: Alabama, Florida, Georgia, Illinois, Louisiana, Missouri, New Mexico, North Carolina, South Carolina and Texas	3,451	—	16,416	—	(718)	15,698	Jan. 1998
Office and industrial facilities in Glendora, California and Romulus, Michigan	—	454	13,251	9	(299)	13,415	Jan. 1998
Industrial facilities in Thurmont, Maryland and Farmington, New York	—	729	6,093	—	(88)	6,734	Jan. 1998
Warehouse and distribution facilities in New Orleans, Louisiana; Memphis, Tennessee and San Antonio, Texas	—	1,882	5,846	27	(1,649)	6,106	Jan. 1998
Industrial facilities in Irving and Houston, Texas	22,946	—	27,599	—	(2,195)	25,404	Jan. 1998

	$28,903	$3,860	$87,509	$36	$(7,613)	$83,792

W. P. Carey 2008 10-K — 90

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
as of December 31, 2008
(in thousands)

													Life on which
													Depreciation
					Costs	Increase	Gross Amount at which Carried						in Latest
		Initial Cost to Company			Capitalized	(Decrease)	at Close of Period (d)						Statement of
				Personal	Subsequent to	in Net			Personal		Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Property	Acquisition (a)	Investments (b)	Land	Buildings	Property	Total	Depreciation (d)	Acquired	Computed
Operating Real Estate:
Hotel located in Livonia, Michigan	$—	$2,765	$11,087	$3,277	$18,496	$(9,972)	$2,766	$13,959	$8,928	$25,653	$7,666	Jan. 1998	7-40 yrs.
Self storage facilities in Taunton, North Andover, North Billerica and Brockton, Massachusetts	9,682	4,300	12,274	—	133	(478)	4,300	11,929	—	16,229	690	Dec. 2006	25-40 yrs.
Self storage facility in Newington, Connecticut	2,160	520	2,973	—	196	(121)	520	3,048	—	3,568	157	Dec. 2006	40 yrs.
Self storage facility in Killeen, Texas	3,409	1,230	3,821	—	27	(180)	1,230	3,668	—	4,898	182	Dec. 2006	30 yrs.
Self storage facility in Roehnert Park, California	3,345	1,761	4,989	—	16	—	1,761	5,005	—	6,766	240	Jan. 2007	40 yrs.
Self storage facility in Fort Worth, Texas	3,582	1,030	4,176	—	11	—	1,030	4,187	—	5,217	205	Jan. 2007	40 yrs.
Self storage facility in Augusta, Georgia	2,007	970	2,442	—	26	—	970	2,468	—	3,438	117	Feb. 2007	39 yrs.
Self storage facility in Garland, Texas	2,460	880	3,104	—	42	—	880	3,146	—	4,026	144	Feb. 2007	40 yrs.
Self storage facility in Lawrenceville, Georgia	3,513	1,410	4,477	—	47	—	1,411	4,523	—	5,934	223	Mar. 2007	37 yrs.
Self storage facility in Fairfield, Ohio	2,047	540	2,640	—	3	—	540	2,643	—	3,183	154	Apr. 2007	30 yrs.
Self storage facility in Tallahassee, Florida	2,804	—	5,635	—	—	—	—	5,635	—	5,635	235	Apr. 2007	40 yrs.

	$35,009	$15,406	$57,618	$3,277	$18,997	$(10,751)	$15,408	$60,211	$8,928	$84,547	$10,013

W. P. Carey 2008 10-K — 91

NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

(a)	Consists of the cost of improvements and acquisition costs subsequent to acquisition, including legal fees, appraisal fees, title costs, other related professional fees and purchases of furniture, fixtures, equipment and improvements at the hotel properties.

(b)	The increase (decrease) in net investment is primarily due to (i) the amortization of unearned income from net investment in direct financing leases, which produces a periodic rate of return that at times may be greater or less than lease payments received, (ii) sales of properties, (iii) impairment charges, (iv) changes in foreign currency exchange rates and (v) adjustments in connection with purchasing certain minority interests.

(c)	Property acquired in connection with the CPA®:12/14 Merger on December 1, 2006.

(d)	Reconciliation of real estate and accumulated depreciation (see below).

	Reconciliation of Real Estate Accounted
	for Under the Operating Method
	December 31,
	2008	2007	2006
Balance at beginning of year	$602,109	$620,472	$515,275
Additions/Capital expenditures	4,972	15,346	49,658
Dispositions	—	(41,357)	(14,552)
Foreign currency translation adjustment	(2,608)	5,185	7,094
Reclassification from/to net investment in direct financing lease and assets held for sale	(891)	3,480	20,390
Consolidation of investment pursuant to adoption of EITF 04-05	—	—	42,607
Impairment charge	(538)	(1,017)	—

Balance at end of year	$603,044	$602,109	$620,472

	Reconciliation of
	Accumulated Depreciation
	for Real Estate Accounted for
	Under the Operating Method
	December 31,
	2008	2007	2006
Balance at beginning of year	$88,704	$79,968	$60,797
Depreciation expense	15,007	14,439	13,485
Depreciation expense from discontinued operations	—	695	101
Foreign currency translation adjustment	(462)	2,558	740
Reclassification from/to net investment in direct financing lease, intangible assets and assets held for sale	—	61	—
Consolidation of investment pursuant to adoption of EITF 04-05	—	—	5,780
Dispositions	—	(9,017)	(935)

Balance at end of year	$103,249	$88,704	$79,968

	Reconciliation for Operating Real Estate
	December 31,
	2008	2007	2006
Balance at beginning of year	$81,358	$41,275	$15,108
Additions/Capital expenditures	3,189	41,425	26,167
Writeoff of assets in connection with tenant improvements	—	(1,342)	—

Balance at end of year	$84,547	$81,358	$41,275

	Reconciliation of Accumulated
	Depreciation for Operating Real Estate
	December 31,
	2008	2007	2006
Balance at beginning of year	$8,169	$7,669	$7,243
Depreciation expense	1,844	1,842	426
Writeoff of accumulated depreciation in connection with tenant improvements	—	(1,342)	—

Balance at end of year	$10,013	$8,169	$7,669

W. P. Carey 2008 10-K — 92

At December 31, 2008, the aggregate cost of real estate that we and our consolidated subsidiaries own for federal income tax purposes is approximately $778 million.
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
Our chief executive officer and acting chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2008 at a reasonable level of assurance.
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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

W. P. Carey 2008 10-K — 93

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
This information will be contained in our definitive proxy statement for the 2009 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
Item 11. Executive Compensation.
This information will be contained in our definitive proxy statement for the 2009 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This information will be contained in our definitive proxy statement for the 2009 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
This information will be contained in our definitive proxy statement for the 2009 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
Item 14. Principal Accounting Fees and Services.
This information will be contained in our definitive proxy statement for the 2009 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

W. P. Carey 2008 10-K — 94

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(1) and (2) — Financial statements and schedules — see index to financial statements and schedules included in Item 8.
(3) Exhibits:
The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Limited Liability Company Agreement.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed August 9, 2006

3.2	Amended and Restated Bylaws.	Incorporated by reference to Form 8-K filed April 29, 2005

4.1	Form of Listed Share Stock Certificate.	Incorporated by reference to Registration Statement on Form S-4 (No. 333-37901) filed October 15, 1997

10.1	Management Agreement Between Carey Management LLC and the Company.	Incorporated by reference to Registration Statement on Form S-4 (No. 333-37901) filed October 15, 1997

10.2	1997 Non-Employee Directors’ Incentive Plan (Amended and restated as of April 23, 2007). *	Incorporated by reference to Schedule 14A filed April 30, 2007

10.3	1997 Share Incentive Plan. *	Incorporated by reference to Registration Statement on Form S-4 (No. 333-37901) filed October 15, 1997

10.4	Non-Statutory Listed Share Option Agreement. *	Incorporated by reference to Registration Statement on Form S-4 (No. 333-37901) filed October 15, 1997

10.5	Long-Term Incentive Program under the 1997 Share Incentive Plan. *	Filed herewith

10.6	Form of Restricted Stock Unit Agreement. *	Filed herewith

10.7	Form of Long-Term Performance Share Unit Award Agreement. *	Filed herewith

10.8	Deferred Compensation Plan for Employees. *	Filed herewith

10.9	Credit Agreement.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed August 2, 2007

10.10	Employment Agreement dated June 28, 2000 between W. P. Carey International LLC, W. P. Carey & Co. LLC and Edward V. LaPuma (the “2000 Employment Agreement”). *	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2006 filed February 26, 2007

10.11	Amended Employment Agreement dated March 21, 2003 between W. P. Carey International LLC, W. P. Carey & Co. LLC and Edward V. LaPuma (the “2003 Amended Employment Agreement”). *	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2006 filed February 26, 2007

W. P. Carey 2008 10-K — 95

Exhibit No.	Description	Method of Filing
10.12	Amendment to the 2000 Employment Agreement and the 2003 Amended Employment Agreement, dated December 31, 2008, among W. P. Carey International LLC, W. P. Carey & Co. LLC, and Edward V. LaPuma. *	Filed herewith

10.13	Amended and Restated Advisory Agreement dated September 30, 2007 between Corporate Property Associates 14 Incorporated and Carey Asset Management Corp.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed November 9, 2007

10.14	Amendment No. 1 to the Amended and Restated Advisory Agreement dated September 2, 2008 between Corporate Property Associates 14 Incorporated and Carey Asset Management Corp.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed November 7, 2008

10.15	Asset Management Agreement dated as of September 2, 2008 between Corporate Property Associates 14 Incorporated and W. P. Carey & Co. B.V.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed November 7, 2008

10.16	Second Amended and Restated Advisory Agreement dated September 30, 2007 between Corporate Property Associates 15 Incorporated and Carey Asset Management Corp.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed November 9, 2007

10.17	Amendment No. 1 to Amended and Restated Advisory Agreement dated as of July 1, 2008 between Corporate Property Associates 15 Incorporated and Carey Asset Management Corp.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed August 8, 2008

10.18	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 15 Incorporated and W. P. Carey & Co. B.V.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed August 8, 2008

10.19	Third Amended and Restated Advisory Agreement dated September 30, 2007 between Corporate Property Associates 16 – Global Incorporated and Carey Asset Management Corp.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed November 9, 2007

10.20	Amendment No. 1 to Amended and Restated Advisory Agreement dated as of July 1, 2008 between Corporate Property Associates 16 – Global Incorporated and Carey Asset Management Corp.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed August 8, 2008

10.21	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 16 – Global Incorporated and W. P. Carey & Co. B.V.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed August 8, 2008

10.22	Advisory Agreement dated November 12, 2007 between Corporate Property Associates 17 – Global Incorporated and Carey Asset Management Corp.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed December 14, 2007

10.23	Amendment No. 1 to Advisory Agreement dated as of July 1, 2008 between Corporate Property Associates 17 – Global Incorporated and Carey Asset Management Corp.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed August 8, 2008

10.24	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 17 – Global Incorporated and W. P. Carey & Co. B.V.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed August 8, 2008

W. P. Carey 2008 10-K — 96

Exhibit No.	Description	Method of Filing
21.1	List of Registrant Subsidiaries.	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP.	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

*	The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b)(10)(iii) of SEC Regulation S-K.

W. P. Carey 2008 10-K — 97

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey & Co. LLC
Date 3/2/2009	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wm. Polk Carey	Chairman of the Board and Director	3/2/2009
Wm. Polk Carey

/s/ Gordon F. DuGan	President, Chief Executive Officer and Director	3/2/2009
Gordon F. DuGan	(Principal Executive Officer)

/s/ Mark J. DeCesaris	Managing Director and Acting Chief Financial Officer	3/2/2009
Mark J. DeCesaris	(Principal Financial Officer)

/s/ Thomas J. Ridings Jr.	Executive Director and Chief Accounting Officer	3/2/2009
Thomas J. Ridings Jr.	(Principal Accounting Officer)

/s/ Francis J. Carey	Director	3/2/2009
Francis J. Carey

/s/ Trevor P. Bond	Director	3/2/2009
Trevor P. Bond

/s/ Nathaniel S. Coolidge	Director	3/2/2009
Nathaniel S. Coolidge

/s/ Eberhard Faber IV	Director	3/2/2009
Eberhard Faber IV

/s/ Benjamin H. Griswold IV	Director	3/2/2009
Benjamin H. Griswold IV

/s/ Dr. Lawrence R. Klein	Director	3/2/2009
Dr. Lawrence R. Klein

/s/ Dr. Karsten von Köller	Director	3/2/2009
Dr. Karsten von Köller

/s/ Robert E. Mittelstaedt	Director	3/2/2009
Robert E. Mittelstaedt

/s/ Charles E. Parente	Director	3/2/2009
Charles E. Parente

/s/ Reginald Winssinger	Director	3/2/2009
Reginald Winssinger

W. P. Carey 2008 10-K — 98