Form 10-Q
period 2009-03-31
CAREY W P & CO LLC
filed 2009-05-08
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 39,098,668 Listed Shares, no par value, outstanding at April 30, 2009.

*	The summarized consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of such financial statements have been included.
Forward Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in Item 1A. Risk Factors in our Form 10-K for the year ended December 31, 2008. We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K for the year ended December 31, 2008. There has been no significant change in our critical accounting estimates.
As used in this Report, the terms “we,” “us” and “our” include W. P. Carey & Co. LLC, its consolidated subsidiaries and predecessors, unless otherwise indicated.
W. P. Carey 3/31/2009 10-Q — 1

PART I
Item 1. Financial Statements
W. P. CAREY & CO. LLC
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2009	December 31, 2008
		(NOTE)
Assets
Real estate, net	$492,064	$499,795
Net investment in direct financing leases	83,561	83,792
Equity investments in real estate and CPA® REITs	298,889	260,620
Operating real estate, net	75,025	74,534
Cash and cash equivalents	21,585	16,799
Due from affiliates	35,683	53,423
Intangible assets and goodwill, net	91,166	93,398
Other assets, net	31,274	28,775

Total assets	$1,129,247	$1,111,136

Liabilities and Equity
Liabilities:
Non-recourse debt	$231,007	$245,874
Line of credit	116,500	81,000
Accounts payable, accrued expenses and other liabilities	57,076	42,323
Income taxes, net	58,081	58,011
Distributions payable	19,355	19,508

Total liabilities	482,019	446,716

Redeemable noncontrolling interests	15,326	18,085

Commitments and contingencies (Note 7)
Equity:
W. P. Carey members’ equity:
Listed shares, no par value, 100,000,000 shares authorized; 39,117,568 and 39,589,594 shares issued and outstanding, respectively	748,654	757,921
Distributions in excess of accumulated earnings	(118,715)	(116,990)
Accumulated other comprehensive loss	(4,435)	(828)

Total W. P. Carey members’ equity	625,504	640,103
Noncontrolling interests	6,398	6,232

Total equity	631,902	646,335

Total liabilities and equity	$1,129,247	$1,111,136

The accompanying notes are an integral part of these consolidated financial statements.

Note:	The consolidated balance sheet at December 31, 2008 has been derived from the consolidated financial statements at that date as adjusted (Note 2).
W. P. Carey 3/31/2009 10-Q — 2

W. P. CAREY & CO. LLC
Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2009	2008
Revenues
Asset management revenue	$19,108	$20,126
Structuring revenue	10,409	3,416
Wholesaling revenue	1,093	1,140
Reimbursed costs from affiliates	9,874	10,366
Lease revenues	18,391	19,075
Other real estate income	3,260	3,122

	62,135	57,245

Operating Expenses
General and administrative	(19,099)	(15,413)
Reimbursable costs	(9,874)	(10,366)
Depreciation and amortization	(5,683)	(6,051)
Property expenses	(1,936)	(2,378)
Other real estate expenses	(2,131)	(2,069)

	(38,723)	(36,277)

Other Income and Expenses
Other interest income	407	761
Income from equity investments in real estate and CPA® REITs	1,387	4,711
Other income and expenses	3,154	2,811
Interest expense	(4,329)	(5,043)

	619	3,240

Income from continuing operations before income taxes	24,031	24,208
Provision for income taxes	(6,200)	(7,144)

Income from continuing operations	17,831	17,064

Discontinued Operations
Income from operations of discontinued properties	78	126
Loss on sale of real estate	(135)	—

(Loss) income from discontinued operations	(57)	126

Net Income	17,774	17,190
Add: Net loss attributable to noncontrolling interests	170	172
Less: Net income attributable to redeemable noncontrolling interests	(235)	(261)

Net Income Attributable to W. P. Carey Members	$17,709	$17,101

Basic Earnings Per Share
Income from continuing operations attributable to W. P. Carey members	$0.45	$0.44
(Loss) income from discontinued operations attributable to W. P. Carey members	—	—

Net income attributable to W. P. Carey members	$0.45	$0.44

Diluted Earnings Per Share
Income from continuing operations attributable to W. P. Carey members	$0.44	$0.43
(Loss) income from discontinued operations attributable to W. P. Carey members	—	—

Net income attributable to W. P. Carey members	$0.44	$0.43

Weighted Average Shares Outstanding
Basic	39,175,020	38,876,136

Diluted	39,927,886	40,202,798

Amounts Attributable to W. P. Carey Members
Income from continuing operations, net of tax	$17,766	$16,975
(Loss) income from discontinued operations, net of tax	(57)	126

Net income	$17,709	$17,101

Distributions Declared Per Share	$0.496	$0.482

The accompanying notes are an integral part of these consolidated financial statements.
W. P. Carey 3/31/2009 10-Q — 3

W. P. CAREY & CO. LLC
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three months ended March 31,
	2009	2008
Net Income	$17,774	$17,190
Other Comprehensive (Loss) Income
Foreign currency translation adjustment	(3,428)	3,415
Unrealized (loss) gain on derivative instrument	(264)	29
Change in unrealized appreciation on marketable securities	(18)	(12)

	(3,710)	3,432

Comprehensive income	14,064	20,622
Less: Net loss attributable to noncontrolling interests	170	172
Less: Net income attributable to redeemable noncontrolling interests	(235)	(261)
Less: Foreign currency translation adjustment attributable to noncontrolling interests	101	(102)
Less: Foreign currency translation adjustment attributable to redeemable noncontrolling interests	2	—

Comprehensive Income Attributable to W. P. Carey Members	$14,102	$20,431

The accompanying notes are an integral part of these consolidated financial statements.
W. P. Carey 3/31/2009 10-Q — 4

W. P. CAREY & CO. LLC
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three months ended March 31,
	2009	2008
Cash Flows — Operating Activities
Net income	$17,774	$17,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including intangible assets and deferred financing costs	5,523	6,588
Income from equity investments in real estate and CPA® REITs in excess of distributions received	(1,760)	(1,321)
Straight-line rent adjustments	494	631
Management income received in shares of affiliates	(6,896)	(10,063)
Loss on sale of real estate	135	—
Gain on extinguishment of debt	(6,991)	—
Allocation of income to profit sharing interest	3,698	—
Unrealized loss (gain) on foreign currency transactions, warrants and securities	208	(1,488)
Realized gain on foreign currency transactions and other	(69)	(1,323)
Stock-based compensation expense	1,725	2,106
Decrease in deferred acquisition revenue received	21,794	46,695
Increase in structuring revenue receivable	(4,985)	(1,672)
Increase (decrease) in income taxes, net	971	(608)
Decrease in settlement provision	—	(29,979)
Net changes in other operating assets and liabilities	(7,339)	(15,997)

Net cash provided by operating activities	24,282	10,759

Cash Flows — Investing Activities
Distributions received from equity investments in real estate and CPA® REITs in excess of equity income	5,661	1,826
Capital contributions to equity investments	—	(513)
Purchases of real estate and equity investments in real estate	(39,651)	(184)
Capital expenditures	(4,038)	(2,648)
VAT refunded on purchase of real estate	—	3,189
Funds released from escrow in connection with the sale of property	—	636
Proceeds from transfer of profit sharing interest	21,928	—
Proceeds from sale of real estate	1,925	—

Net cash (used in) provided by investing activities	(14,175)	2,306

Cash Flows — Financing Activities
Distributions paid	(19,587)	(29,581)
Contributions from noncontrolling interests	1,024	558
Distributions to noncontrolling interests	(2,973)	(965)
Distributions to profit sharing interest	(3,434)	—
Scheduled payments of mortgage principal	(2,593)	(2,295)
Proceeds from mortgages and credit facilities	90,000	81,937
Prepayments of mortgage principal and credit facilities	(57,518)	(55,763)
Proceeds from loan from affiliates	1,624	—
Repayment of loan from affiliates	—	(7,569)
Payment of financing costs	—	(369)
Proceeds from issuance of shares	—	10,910
Windfall tax (provision) benefits associated with stock-based compensation awards	(832)	466
Repurchase and retirement of shares	(10,486)	(5,134)

Net cash used in financing activities	(4,775)	(7,805)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(546)	228

Net increase in cash and cash equivalents	4,786	5,488
Cash and cash equivalents, beginning of period	16,799	12,137

Cash and cash equivalents, end of period	$21,585	$17,625

The accompanying notes are an integral part of these consolidated financial statements.
W. P. Carey 3/31/2009 10-Q — 5

W. P. CAREY & CO. LLC
Notes to Consolidated Financial Statements
Note 1. Business
We provide long-term sale-leaseback and build-to-suit transactions for companies worldwide and manage a global investment portfolio. We invest primarily in commercial properties that are each triple-net leased to single corporate tenants, domestically and internationally, and earn revenue as the advisor to publicly owned, non-traded real estate investment trusts (“CPA® REITs”) sponsored by us that invest in similar properties. We are currently the advisor to the following CPA® REITs: Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 15 Incorporated (“CPA®:15”), Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global”) and Corporate Property Associates 17 – Global Incorporated (“CPA®:17 – Global”). As of March 31, 2009, we own and manage over 880 commercial properties domestically and internationally, including our own portfolio. Our own portfolio is comprised of our full or partial ownership interest in 175 commercial properties, substantially all of which are net leased to 84 tenants, with a total of approximately 17 million square feet (on a pro rata basis) and an occupancy rate of approximately 94%.
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
Note 2. Basis of Presentation
Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.
Basis of Consolidation
The consolidated financial statements include all of our accounts and those of our majority-owned and/or controlled subsidiaries. The portion of these entities that we do not own is presented as noncontrolling interests as of and during the periods consolidated. All material inter-entity transactions have been eliminated.
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
W. P. Carey 3/31/2009 10-Q — 6

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
Investments in tenant-in-common interests consist of our interests in various domestic and international properties. Consolidation of these investments is not required as they do not qualify as an entity under FIN 46R and do not meet the control requirement required for consolidation under Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”), as amended by EITF 04-05. Accordingly, we account for these investments using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenant-in-common interest investment creates an opportunity for us to have significant influence on the operating and financial decisions of these investments and thereby creates some responsibility by us for a return on our investment.
Reclassifications and Revisions
Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation. The consolidated financial statements included in this Report have been retrospectively adjusted to reflect the adoption of several accounting pronouncements in the current period as well as the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented.
Adoption of New Accounting Pronouncements
SFAS 157
Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) provides guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. We adopted SFAS 157 as required on January 1, 2008 (Note 9), with the exception of nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, which we adopted as required on January 1, 2009. The adoption of SFAS 157 did not have a material effect on our financial position and results of operations.
SFAS 141R
SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), establishes principles and requirements for how an acquirer shall recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree, and goodwill acquired in a business combination. Additionally, SFAS 141R requires that an acquiring entity must immediately expense all acquisition costs and fees associated with a business combination, while such costs are capitalized for transactions deemed to be acquisitions. We adopted SFAS 141R as required on January 1, 2009. We are impacted by the adoption of SFAS 141R through both the investments we make for our own portfolio as well as our equity interests in the CPA® REITs. To the extent we make investments for our own portfolio or on behalf of the CPA® REITs that are deemed to be business combinations, our results of operations will be negatively impacted by the immediate expensing of acquisition costs and fees incurred due to the adoption of SFAS 141R, whereas in the past such costs and fees would have been capitalized and allocated to the cost basis of the acquisition. Post acquisition, there will be a subsequent positive impact on our results of operations through a reduction in depreciation expense over the estimated life of the properties. For those investments that are not deemed to be a business combination, SFAS 141R is not expected to have a material impact on our consolidated financial statements.
We did not make any investments for our own portfolio that were deemed to be business combinations during the three months ended March 31, 2009. All investments structured on behalf of the CPA® REITs during the three months ended March 31, 2009 were also not deemed to be business combinations. Costs and fees capitalized in connection with the investment activity for the three months ended March 31, 2009 totaled $3.1 million and $7.7 million for CPA®:16 – Global and CPA®:17 – Global, respectively.
W. P. Carey 3/31/2009 10-Q — 7

Notes to Consolidated Financial Statements
SFAS 160
SFAS No. 160, “Noncontrolling interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”), establishes and expands accounting and reporting standards for noncontrolling interests in a subsidiary, which are recharacterized as noncontrolling interests, and the deconsolidation of a subsidiary. We adopted SFAS 160 as required on January 1, 2009 (Note 12).
SFAS 161
SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. We adopted SFAS 161 as required on January 1, 2009 (Note 10).
FSP 142-3
FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. The guidance for determining the useful life of a recognized intangible asset in FSP 142-3 must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in FSP 142-3 must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We adopted FSP 142-3 as required on January 1, 2009. The adoption of FSP 142-3 did not have a material effect on our financial position and results of operations.
EITF 03-6-1
FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”), requires that all unvested share-based payment awards that contain non-forfeitable rights to dividends be considered participating securities and therefore shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The guidance for determining earnings per share under FSP EITF 03-6-1 must be applied retrospectively to all prior periods presented after the effective date. We adopted FSP EITF 03-6-1 as required on January 1, 2009. The adoption of FSP EITF 03-6-1 did not have a material effect on our financial position and results of operations (Note 11).
Recent Accounting Pronouncements
FSP 107-1
In April 2009, the FASB issued Staff Position 107-1, “Interim Disclosures about Fair Value of Financial Statements” (“FSP 107-1”). FSP 107-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP 107-1 also amends APB 18, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The disclosure requirements in FSP 107-1 are effective beginning in the second quarter of 2009.
FSP 157-4
In April 2009, the FASB issued Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of market activity for an asset or liability have significantly decreased. FSP 157-4 is effective beginning in the second quarter of 2009. We are currently assessing the potential impact that the adoption of FSP 157-4 will have on our financial position and results of operations.
FSP 115-2 and 124-2
In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 & 124-2”). FSP 115-2 & 124-2 amends the other-than-temporary impairment guidance under existing GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. FSP 115-2 & 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 & 124-2 is effective beginning in the second quarter of 2009. We are currently assessing the potential impact that the adoption of FSP 115-2 & 124-2 will have on our financial position and results of operations.
W. P. Carey 3/31/2009 10-Q — 8

Notes to Consolidated Financial Statements
Note 3. Transactions with Related Parties
Advisory Services
Directly and through wholly-owned subsidiaries, we earn revenue as the advisor to the CPA® REITs. Under the advisory agreements with the CPA® REITs, we perform various services, including but not limited to the day-to-day management of the CPA® REITs and transaction-related services. We earn asset management revenue generally totaling 1% per annum of average invested assets, as calculated pursuant to the advisory agreements for each CPA® REIT, of which 1/2 of 1% (“performance revenue”) is contingent upon specific performance criteria for each CPA® REIT. For CPA®:17 – Global, we earn asset management revenue ranging from 0.5% of average market value, for long-term net leases and certain other types of real estate investments, to 1.75% of average equity value, for certain types of securities. For CPA®:17 – Global, we also receive up to 10% of distributions of available cash of its operating partnership. For the three months ended March 31, 2009 we received $0.6 million in cash under this provision. There was no such cash received for the three months ended March 31, 2008. Total asset-based revenue earned was $19.1 million and $20.1 million for the three months ended March 31, 2009 and 2008, respectively.
The advisory agreements allow us to elect to receive shares of restricted stock for any revenue due from each CPA® REIT. In 2009, we elected to receive all asset management revenue in cash, with the exception of CPA®:17 – Global’s asset management revenue, which we elected to receive restricted shares. We also elected to receive performance revenue from CPA®:16 – Global in restricted shares, while for CPA®:14 and CPA®:15, we elected to receive 80% of all performance revenue in restricted shares, with the remaining 20% payable in cash. We do not earn performance revenue from CPA®:17 – Global. In 2008, for CPA®:14, CPA®:15 and CPA®:16 – Global, we elected to receive all asset management revenue in cash and all performance revenue in restricted shares rather than cash, while for CPA®:17 – Global, we elected to receive asset management revenue in restricted shares rather than cash.
In connection with structuring and negotiating investments and related mortgage financing for the CPA® REITs, the advisory agreements provide for structuring revenue based on the cost of investments. Under each of the advisory agreements, we may receive acquisition revenue of up to an average of 4.5% of the total cost of all investments made by each CPA® REIT. A portion of this revenue (generally 2.5%) is paid when the transaction is completed, while the remainder (generally 2%) is payable in equal annual installments ranging from three to eight years, subject to the relevant CPA® REIT meeting its performance criterion. Unpaid installments bear interest at annual rates ranging from 5% to 7%. For certain types of non-long term net lease investments acquired on behalf of CPA®:17 – Global, initial acquisition revenue may range from 0% to 1.75% of the equity invested plus the related acquisition revenue, with no deferred acquisition revenue being earned. We may be entitled, subject to CPA® REIT board approval, to loan refinancing revenue of up to 1% of the principal amount refinanced in connection with structuring and negotiating investments. This loan refinancing revenue, together with the acquisition revenue, is referred to as structuring revenue. We earned structuring revenue of $10.4 million and $3.4 million for the three months ended March 31, 2009 and 2008, respectively. In addition, we may also earn revenue related to the disposition of properties, subject to subordination provisions, and will only recognize such revenue as such provisions are achieved.
We are also reimbursed by the CPA® REITs for certain costs, primarily broker/dealer commissions paid on behalf of the CPA® REITs and marketing and personnel costs. For the three months ended March 31, 2009 and 2008, reimbursed costs totaled $9.9 million and $10.4 million, respectively.
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
W. P. Carey 3/31/2009 10-Q — 9

Notes to Consolidated Financial Statements
We are the general partner in a limited partnership (which we consolidate for financial statement purposes) that leases our home office space and participates in an agreement with certain affiliates, including the CPA® REITs, for the purpose of leasing office space used for the administration of our operations and the operations of our affiliates and for sharing the associated costs. During each of the three months ended March 31, 2009 and 2008, we recorded income from noncontrolling interests partners of $0.6 million, in each case related to reimbursements from these affiliates. The average estimated minimum lease payments on the office lease, inclusive of noncontrolling interests, as of March 31, 2009 approximates $2.9 million annually through 2016.
Included in Accounts payable, accrued expenses and other liabilities in the consolidated balance sheets at each of March 31, 2009 and December 31, 2008 are amounts due to affiliates totaling $0.9 million.
One of our directors and officers is the sole shareholder of Livho, Inc. (“Livho”). We consolidate the accounts of Livho in our consolidated financial statements in accordance with FIN 46R as it is a VIE of which we are the primary beneficiary.
Family members of one of our directors have an ownership interest in certain companies that own noncontrolling interests in our French majority-owned subsidiaries. These ownership interests are subject to substantially the same terms as all other ownership interests in the subsidiary companies.
Two employees own a redeemable noncontrolling interest in W. P. Carey International LLC (“WPCI”), a subsidiary company that structures net lease transactions on behalf of the CPA® REITs outside of the United States (Note 12).
In December 2007, we received a loan totaling $7.6 million from two affiliated ventures in which we have interests that are accounted for under the equity method of accounting. The loan was used to fund the acquisition of tenancy-in-common interests in Europe and was repaid in March 2008. During the three months ended March 31, 2008, we incurred interest expense of $0.1 million in connection with this loan.
Note 4. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows (in thousands):

	March 31, 2009	December 31, 2008
Land	$108,271	$109,234
Buildings	489,750	493,810
Less: Accumulated depreciation	(105,957)	(103,249)

	$492,064	$499,795

Operating real estate, which consists primarily of our self-storage investments and Livho subsidiary, at cost, is summarized as follows (in thousands):

	March 31, 2009	December 31, 2008
Land	$16,256	$15,408
Buildings	69,288	69,139
Less: Accumulated depreciation	(10,519)	(10,013)

	$75,025	$74,534

Carey Storage Transaction
In January 2009, our consolidated subsidiary, Carey Storage, completed a transaction whereby it received cash proceeds of $21.9 million, plus a commitment to invest up to a further $8.1 million of equity, from a third party to fund the purchase of self-storage assets in the future in exchange for a 60% interest in its self storage portfolio. Carey Storage incurred transaction-related costs totaling approximately $1 million in connection with this transaction. Due to an option to repurchase this interest at fair value, we account for this transaction under the profit sharing method.
In connection with this transaction, Carey Storage repaid, in full, the $35 million outstanding balance on its secured credit facility for $28 million and recognized a gain of $7 million on the repayment of this debt at a discount, inclusive of the third party’s interest of $4.2 million. The debt repayment was financed with a portion of the proceeds from the exchange of the 60% interest and non-recourse debt totaling $18 million that is secured by individual mortgages, with a new lender, on seven of the self storage properties in the
W. P. Carey 3/31/2009 10-Q — 10

Notes to Consolidated Financial Statements
portfolio. The new financing bears interest at a fixed rate of 7% per annum and has a 10 year term with a rate reset after 5 years. In February 2009, Carey Storage obtained additional non-recourse debt totaling $7 million, secured by individual mortgages on the other six self storage properties in the portfolio, from the new lender on the same terms.
The $7 million gain recognized on the repayment and the third party’s interest in this gain of $4.2 million are both reflected in Other income and expenses in the consolidated financial statements.
Other
In connection with our acquisition of properties, we have recorded net lease intangibles of $36.5 million. These intangibles are being amortized over periods ranging from 2 to 30 years. Amortization of below-market and above-market rent intangibles are recorded as an adjustment to revenue. Net amortization of intangibles was $1.7 million and $1.8 million for the three months ended March 31, 2009 and 2008, respectively.
Note 5. Equity Investments in Real Estate and CPA® REITs
Our equity investments in real estate, which are accounted for under the equity method, are summarized below for our investments in the CPA® REITs and interests in joint venture properties.
CPA® REITs
We own interests in the CPA® REITs with which we have advisory agreements. Our interests in the CPA® REITs are accounted for under the equity method due to our ability to exercise significant influence as the advisor to the CPA® REITs. The CPA® REITs are publicly registered and file periodic reports with the SEC but are not actively traded. We have elected, in certain cases, to receive restricted stock in the CPA® REITs rather than cash in connection with earning asset management and performance revenue (Note 3).
Information about our investments in the CPA® REITs is as follows (dollars in thousands):

	% of Outstanding Shares		Carrying Amount of Investment
Fund	March 31, 2009	December 31, 2008	March 31, 2009(a)	December 31, 2008(a)
CPA®:14	7.8%	7.4%	$78,819	$78,052
CPA®:15	5.9%	5.5%	74,954	74,959
CPA®:16 – Global	4.0%	3.7%	48,012	46,880
CPA®:17 – Global (b)	0.3%	0.2%	965	1,080

			$202,750	$200,971

(a)	Includes fee receivable at period end for which shares will be issued during the subsequent period.

(b)	Closings in connection with CPA®:17 – Global’s initial public offering commenced in January 2008.
Combined summarized financial information of the CPA® REITs (for the entire entities, not our proportionate share) is presented below (in thousands):

	March 31, 2009	December 31, 2008
Assets	$8,111,630	$8,272,855
Liabilities	(4,439,364)	(4,605,886)

Owner’s equity	$3,672,266	$3,666,969

	Three months ended March 31,
	2009	2008
Revenues	$180,004	$195,415
Expenses	(190,428)	(140,816)

Net (loss) income	$(10,424)	$54,599

Our share of (loss) income from equity investments in CPA® REITs	$(1,204)	$2,821

Interests in Unconsolidated Joint Venture Properties
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies in which our ownership interests are 60% or less and we exercise significant influence, and (ii) as tenants-in-common subject to common control. The underlying investments are generally owned with affiliates.
W. P. Carey 3/31/2009 10-Q — 11

Notes to Consolidated Financial Statements
Our ownership interests in our equity investments in real estate and their respective carrying values are presented below (dollars in thousands):

	Ownership Interest	Carrying Value at
Lessee	at March 31, 2009	March 31, 2009	December 31, 2008
The New York Times Company (a)	18%	$39,960	$—
Schuler A.G. (b) (c)	33%	22,600	23,279
Carrefour France, S.A. (b)	46%	15,337	17,213
Medica — France, S.A. (b)	46%	6,804	7,115
Hologic, Inc. (c)	36%	4,390	4,402
Consolidated Systems, Inc. (c)	60%	3,449	3,420
Federal Express Corporation	40%	2,411	2,565
Hellweg Die Profi-Baumarkte GmbH & Co. KG (b)	5%	2,298	2,467
Childtime Childcare, Inc.	34%	1,817	1,748
Information Resources, Inc.	33%	1,592	1,571
The Retail Distribution Group	40%	156	264
Sicor, Inc. (c) (d)	50%	(4,675)	(4,395)

		$96,139	$59,649

(a)	We acquired our interest in this investment during the first quarter of 2009.

(b)	Carrying value of investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(c)	Represents tenant-in-common interest (Note 2).

(d)	In 2007, this venture completed the refinancing of an existing $2.5 million non-recourse mortgage with new non-recourse financing of $35.3 million based on the appraised value of the underlying real estate of the venture and distributed the proceeds to the venture partners.
Combined summarized financial information of our interests in unconsolidated joint venture properties (for the entire entities, not our proportionate share) is presented below (in thousands):

	March 31, 2009	December 31, 2008
Assets	$1,018,663	$816,502
Liabilities	(582,724)	(615,759)

Owner’s equity	$435,939	$200,743

	Three months ended March 31,
	2009	2008
Revenues	$24,564	$21,972
Expenses	(12,850)	(16,981)

Net income	$11,714	$4,991

Our share of net income from equity investments in real estate	$2,591	$1,890

Equity Investments in Real Estate Acquired
2009 — In March 2009, an entity in which we, CPA®:16 – Global and CPA®:17 – Global hold 17.75%, 27.25% and 55% interests, respectively, completed a sale-leaseback transaction with respect to a portion of the leasehold condominium interest encompassing approximately 750,000 rentable square feet in the office headquarters of The New York Times Company for a purchase price of approximately $225 million, excluding acquisition fees payable by CPA®:16 – Global and CPA®:17 – Global. Our share of the purchase price was approximately $40 million, which we primarily funded with proceeds from our line of credit. We account for this investment under the equity method of accounting as we do not have a controlling interest but exercise significant influence.
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
W. P. Carey 3/31/2009 10-Q — 12

Notes to Consolidated Financial Statements
determined that the relevant criteria have been met in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the asset is reclassified as an asset held for sale.
During the three months ended March 31, 2009, we sold an unencumbered domestic property for $1.9 million, net of selling costs, and recognized a net loss on sale of $0.1 million.
In accordance with SFAS 144, the results of operations for properties held for sale or disposed of are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three months ended March 31,
	2009	2008
Revenues	$122	$179
Expenses	(44)	(53)
Loss on sale of real estate	(135)	—

(Loss) income from discontinued operations	$(57)	$126

Note 7. Commitments and Contingencies
As of March 31, 2009, we were not involved in any material litigation. We note the following:
Payson v. Park et al.
On April 24, 2008, a shareholder, Herbert Payson, filed a shareholder derivative complaint in the Supreme Court of the State of New York against us, as nominal defendant, and certain members of the board of directors and several current and former executive officers alleging breach of their fiduciary duties resulting from the matters alleged in the previously settled SEC investigation (Note 8). Plaintiff claims that the conduct alleged caused damages to us, including but not limited to the $30 million paid by us in connection with our settlement with the SEC and costs incurred in connection with the investigation by the SEC. On June 20, 2008, all defendants filed a motion to dismiss the complaint on the grounds that the shareholder had failed to make a pre-suit demand on the board of directors as required by law and should not be excused from doing so. On March 23, 2009, the court granted the defendants’ motion and dismissed the complaint in its entirety. Plaintiff may elect to appeal the court’s decision, and if the litigation continues, we and the individual defendants intend to continue to defend ourselves vigorously.
Other
We have provided indemnifications in connection with divestitures of certain of our properties. These indemnities address a variety of matters including environmental liabilities. Our maximum obligations under such indemnification are not subject to reasonable estimation. We are not aware of any claims or other information that would give rise to material payments under such indemnifications.
Note 8. Settlement of SEC Investigation
In March 2008, we entered into a settlement with the SEC with respect to all matters relating to a previously disclosed investigation. In connection with the settlement, we made payments of $20 million, including interest, to certain of our managed REITs and paid a $10 million civil penalty. In anticipation of this settlement, we took a charge of $30 million in the fourth quarter of 2007 and recognized an offsetting $9 million tax benefit in the same period. As a result, the settlement is reflected as “Decrease in settlement provision” in our Consolidated Statement of Cash Flows for the three months ended March 31, 2008. For additional information about the SEC investigation and the settlement, please refer to our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC.
W. P. Carey 3/31/2009 10-Q — 13

Notes to Consolidated Financial Statements
Note 9. Fair Value Measurements
We account for financial and non-financial assets and liabilities in accordance with SFAS No. 157, which provides guidance for using fair value to measure and/or disclose certain assets and liabilities. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2009 and December 31, 2008, respectively (in thousands):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$3,109	$3,109	$—	$—
Marketable securities	1,620	—	—	1,620

Total	$4,729	$3,109	$—	$1,620

Liabilities:
Derivative liabilities	$657	$—	$657	$—

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$2,068	$2,068	$—	$—
Marketable securities	1,628	—	—	1,628

Total	$3,696	$2,068	$—	$1,628

Liabilities:
Derivative liabilities	$419	$—	$419	$—

Financial assets and liabilities presented above exclude financial assets and liabilities owned by unconsolidated ventures.

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3 Only)
	Marketable	Derivative	Total	Marketable	Derivative	Total
	Securities	Instruments	Assets	Securities	Instruments	Assets
	Three months ended March 31, 2009			Three months ended March 31, 2008
Beginning balance	$1,628	$—	$1,628	$1,494	$204	$1,698
Total gains or losses (realized and unrealized):
Included in earnings	(1)	—	(1)	(1)	—	(1)
Included in other comprehensive income	(7)	—	(7)	(12)	—	(12)
Purchases, issuances and settlements	—	—	—	180	—	180

Ending balance	$1,620	$—	$1,620	$1,661	$204	$1,865

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(1)	$—	$(1)	$(1)	$—	$(1)

Gains and losses (realized and unrealized) included in earnings are included in Other income and expenses in the consolidated financial statements.
W. P. Carey 3/31/2009 10-Q — 14

Notes to Consolidated Financial Statements
Note 10. Risk Management and Use of Derivative Financial Instruments
Risk Management
In the normal course of our on-going business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of the properties and related loans we hold due to changes in interest rates or other market factors as well as changes in the value of the shares we hold in the CPA® REITs. In addition, we own investments in the European Union and are subject to the risks associated with changing foreign currency exchange rates.
Foreign Currency Exchange
We are exposed to foreign currency exchange rate movements, primarily in the Euro. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency but are subject to such movements to the extent of the difference in the timing and amount of the rental obligation and the debt service. We also face challenges with repatriating cash from our foreign investments. We may encounter instances where it is difficult to repatriate cash due to jurisdictional restrictions. We may also encounter instances where repatriating cash will result in current or future tax liabilities. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other (losses) gains, net in the consolidated financial statements.
Use of Derivative Financial Instruments
We account for derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. The accounting for changes in the fair value of derivative instruments depends on the intended use of the derivative and the resulting designation. Derivative instruments used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. For fair value hedges, changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For cash flow hedges, the effective portions of the derivative instruments are reported in other comprehensive income and are subsequently reclassified into earnings when the forecasted transaction affects earnings. Changes in the fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in earnings in the affected period.
We generally use derivative instruments to reduce our exposure to fluctuations in interest rates. We have not entered, and do not plan to enter, into financial instruments for trading or speculative purposes. The primary risk related to our use of derivative instruments is the risk that a counterparty to a hedging arrangement could default on its obligation. We seek to mitigate this risk by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be credit worthy. If we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.
Our derivative instruments are presented below at March 31, 2009 and December 31, 2008, respectively (in thousands):

		Liability Derivatives
	Balance Sheet	Fair Value at	Fair Value at
	Location	March 31, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS 133
Interest rate swap	Other liabilities	$(657)	$(419)

Derivatives not designated as hedging instruments under SFAS 133

Interest rate cap (a)	Other liabilities	—	—

Total derivatives		$(657)	$(419)

(a)	Terminated on repayment by Carey Storage of its secured credit facility on January 29, 2009. See “Interest Rate Caps” below.
W. P. Carey 3/31/2009 10-Q — 15

Notes to Consolidated Financial Statements
Our derivative instruments had no impact on our earnings for the three months ended March 31, 2009 and 2008. The following table presents the impact of derivative instruments on Accumulated other comprehensive income (“AOCI”) within our consolidated financial statements (in thousands):

	Amount of (Loss) Gain Recognized in
	AOCI on Derivative (Effective Portion)
	Three months ended March 31,
Derivatives in SFAS 133 Cash Flow Hedging Relationships	2009	2008
Interest rate swap (a)	$(238)	$29

Total	$(238)	$29

(a)	During the three months ended March 31, 2009 and 2008, no gains or losses were reclassified from Accumulated other comprehensive income into income related to effective or ineffective portions of hedging relationships or to amounts excluded from effectiveness testing.
See below for information on our purposes for entering into derivative instruments, including those not designated as hedging instruments.
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
The interest rate swap derivative financial instrument that we had outstanding at March 31, 2009 was designated as a cash flow hedge and is summarized as follows (dollars in thousands):

		Notional	Effective	Expiration	Fair Value At
	Type	Amount(a)	Interest Rate	Date	March 31, 2009(a)
3-Month Euribor	“Pay-fixed” swap	$8,688	4.2%	3/2018	$(657)

(a)	Amounts are based upon the Euro exchange rate at March 31, 2009.
Interest Rate Caps
Another way in which we attempt to limit our exposure to the impact of interest rate changes is through the use of interest rate caps. Interest rate caps limit the effective borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. Our secured credit facility had a variable interest rate consisting of the one-month LIBOR plus a spread of 225 basis points. In March 2008, we obtained a $35.5 million interest rate cap whereby the LIBOR component of our interest rate could not exceed 4.75% through December 2008. In October 2008, we amended the interest rate cap agreement to which the LIBOR component of the interest rate could not exceed 5.75% through December 2009. In January 2009, this credit facility was repaid and terminated, at which time the interest cap was terminated. For the duration of the interest rate cap, we did not account for this instrument as a hedge, and as such, any change in value was reflected in the consolidated statement of income. The interest rate cap had no value at December 31, 2008 and at date of termination, and no gains or losses were included in Other (losses) gains, net for the three months ended March 31, 2009 and 2008.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic features that would cause their ability to meet contractual obligations, including those to us, to be similarly affected by changes in
W. P. Carey 3/31/2009 10-Q — 16

Notes to Consolidated Financial Statements
economic conditions. We regularly monitor our portfolio to assess potential concentrations of credit risk. We believe our portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.
The majority of our directly owned real estate properties and related loans are located in the United States, with Texas (15%), California (12%) and Michigan (10%) representing the only significant geographic concentration (10% or more of current annualized lease revenue). As of March 31, 2009, no individual tenant accounted for more than 10% of current annualized lease revenue. As of March 31, 2009, our directly owned real estate properties contain significant concentrations in the following asset types: industrial (39%), office (35%) and warehouse/distribution (13%); and in the following tenant industries: telecommunications (15%) and business and commercial services (15%).
Note 11. Equity and Stock Based and Other Compensation
Stock Based and Other Compensation
The total compensation expense (net of forfeitures) for our stock-based compensation plans was $2.4 million and $2.1 million for the three months ended March 31, 2009 and 2008, respectively. The tax benefit recognized by us related to stock-based compensation plans totaled $1.1 million and $0.9 million for the three months ended March 31, 2009 and 2008, respectively.
We have several stock-based compensation plans or arrangements, including the 1997 Share Incentive Plan (the “Incentive Plan”), Non-Employee Directors’ Plan, Employee Share Purchase Plan, Partnership Equity Plan and WPCI stock. There has been no significant activity or changes to the terms and conditions of any of these plans or arrangements during 2009, other than those described below.
In January 2009, the compensation committee of our board of directors approved long-term incentive awards consisting of 123,550 restricted stock units, which represent the right to receive shares of our common stock based on established restrictions, and 152,000 performance share units, which represent the right to receive shares of our common stock based on the level of achievement during a specified performance period of one or more performance goals. The restricted stock units are scheduled to vest over three years. Vesting of the performance share units is conditional on certain performance goals being met by us during the performance period from January 1, 2009 through December 31, 2011. The ultimate number of shares to be issued upon vesting of performance share units will depend on the extent to which we meet the performance goals and can range from zero to three times the original “target” awards noted above. The compensation committee set goals for the 2009 grant with the expectation that the number of shares to be issued upon vesting of performance share units will be at target levels. Based in part on our results through March 31, 2009 and expectations at that date regarding our future performance, we currently anticipate that the performance goals will be met at target levels for three of the four goals and at threshold level, or 0.5 times the original award, for one goal. As a result, we currently expect to recognize compensation expense totaling approximately $6.4 million over the vesting period, of which $0.3 million was recognized during the three months ended March 31, 2009. We will review our performance against these goals periodically and update expectations as warranted.
Earnings Per Share

Basic and diluted earnings per share were calculated as follows (in thousands, except share amounts):

	Three months ended March 31,
	2009	2008
Net income attributable to W. P. Carey members	$17,709	$17,101
Allocation of distributions paid on unvested restricted stock units in excess of net income	(136)	(52)

Net income — basic	17,573	17,049
Income effect of dilutive securities, net of taxes	131	144

Net income — diluted	$17,704	$17,193

Weighted average shares outstanding — basic	39,175,020	38,876,136
Effect of dilutive securities	752,866	1,326,662

Weighted average shares outstanding — diluted	39,927,886	40,202,798

As described in Note 2, we adopted FSP EITF 03-6-1 on January 1, 2009. Our unvested restricted stock units contain rights to receive nonforfeitable distributions, and thus, are participating securities requiring the two-class method of computing earnings per share. The calculation of earnings per share above excludes the income attributable to the unvested restricted stock units from the numerator.
Securities included in our diluted earnings per share determination consist of stock options and restricted stock. Securities totaling 2.5 million shares of our common stock for the three months ended March 31, 2009 were excluded from the earnings per share
W. P. Carey 3/31/2009 10-Q — 17

Notes to Consolidated Financial Statements
computations above as their effect would have been anti-dilutive. There were no such anti-dilutive securities for the three months ended March 31, 2008.
Share Repurchase Program
In December 2008, the Executive Committee of our board of directors (the “Executive Committee”) approved a program to repurchase up to $10 million of our common stock through March 4, 2009 or the date the maximum was reached, if earlier. During the term of this program, we repurchased a total of $9.3 million of our common stock. In March 2009, our Executive Committee approved a further program to repurchase up to an additional $3.5 million of our common stock through March 27, 2009 or the date the maximum was reached, if earlier. During the term of this program, we repurchased an additional $2.8 million of our common stock.
Other
We have employment contracts with certain senior executives. These contracts provide for severance payments in the event of termination under certain conditions including a change of control.
During the three months ended March 31, 2009 and 2008, we recognized severance costs totaling approximately $1.3 million and $0.4 million, respectively, related to several former employees. Such costs are included in general and administrative expenses in the accompanying consolidated financial statements.
Note 12. Noncontrolling interests
On January 1, 2009, we adopted SFAS No. 160 as required. SFAS 160 establishes and expands accounting and reporting standards for noncontrolling interests in a subsidiary, which have been recharacterized as noncontrolling interests, and, if applicable, the deconsolidation of a subsidiary. There were no changes in our ownership interest in any of our consolidated subsidiaries for the three months ended March 31, 2009.
A reconciliation of total equity, the equity attributable to our shareholders and the equity attributable to noncontrolling interests is presented below (in thousands):

		W. P. Carey	Noncontrolling
	Total	Members	Interests
Balance at January 1, 2008	$632,710	$626,560	$6,150
Shares issued	23,342	23,342	—
Contributions	2,582	—	2,582
Redemption value adjustment	(322)	(322)	—
Net income	77,097	78,047	(950)
Stock based compensation expense under SFAS 123R	7,285	7,285	—
Windfall tax benefits — share incentive plans	2,156	2,156	—
Distributions	(79,454)	(77,986)	(1,468)
Change in other comprehensive loss	(3,648)	(3,566)	(82)
Shares repurchased	(15,413)	(15,413)	—

Balance at January 1, 2009	646,335	640,103	6,232

Contributions	1,024	102	922
Redemption value adjustment	224	224	—
Net income	17,539	17,709	(170)
Stock based compensation expense under SFAS 123R	1,725	1,725	—
Windfall tax provision — share incentive plans	(832)	(832)	—
Distributions	(19,763)	(19,434)	(329)
Change in other comprehensive loss	(3,864)	(3,607)	(257)
Shares repurchased	(10,486)	(10,486)	—

Balance at March 31, 2009	$631,902	$625,504	$6,398

Redeemable Noncontrolling Interests
As a result of adopting SFAS 160 on January 1, 2009, we account for the noncontrolling interests in WPCI as redeemable noncontrolling interests and reflect the partners’ interest at estimated redemption value for all periods presented. Redeemable noncontrolling interests, as presented on the consolidated balance sheets, reflect adjustments of $(0.2) million and $0.3 million at March 31, 2009 and December 31, 2008, respectively, to present the partners’ interest at redemption value.
W. P. Carey 3/31/2009 10-Q — 18

Notes to Consolidated Financial Statements
A reconciliation of redeemable noncontrolling interest is as follows (in thousands):

Balance at January 1, 2008	$20,394
Redemption value adjustment	322
Net income	1,508
Distributions	(4,139)

Balance at January 1, 2009	18,085

Redemption value adjustment	(224)
Net income	235
Distributions	(2,768)
Change in other comprehensive loss	(2)

Balance at March 31, 2009	$15,326

Note 13. Income Taxes
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
At March 31, 2009, we had unrecognized tax benefits of $0.6 million (net of federal benefits) that, if recognized, would favorably affect the effective income tax rate in any future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2009, we had less than $0.1 million of accrued interest and penalties related to uncertain tax positions.
During the next year, we currently expect the liability for uncertain taxes to increase on a similar basis to the additions that occurred in 2008. Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2005-2008 remain open to examination by the major taxing jurisdictions to which we are subject.
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
Note 14. Segment Reporting
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
W. P. Carey 3/31/2009 10-Q — 19

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
A summary of comparative results of these business segments is as follows (in thousands):

	Three months ended March 31,
	2009	2008
Investment Management
Revenues (a)	$40,484	$35,048
Operating expenses (a)	(27,053)	(24,995)
Other, net (b)	(360)	3,662
Provision for income taxes	(5,765)	(6,784)

Income from continuing operations attributable to W. P. Carey members	$7,306	$6,931

Real Estate Ownership (c)
Revenues	$21,651	$22,197
Operating expenses	(11,670)	(11,282)
Interest expense	(4,329)	(5,043)
Other, net (b)	5,243	4,532
Provision for income taxes	(435)	(360)

Income from continuing operations attributable to W. P. Carey members	$10,460	$10,044

Total Company
Revenues (a)	$62,135	$57,245
Operating expenses (a)	(38,723)	(36,277)
Interest expense	(4,329)	(5,043)
Other, net (b)	4,883	8,194
Provision for income taxes	(6,200)	(7,144)

Income from continuing operations attributable to W. P. Carey members	$17,766	$16,975

	Equity Investments in Real Estate as of		Total Long-Lived Assets(d) as of		Total Assets as of
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Investment Management	$202,750	$200,971	$213,366	$210,249	$338,675	$346,568
Real Estate Ownership (c)	96,139	59,649	738,177	734,544	790,572	764,568

Total Company	$298,889	$260,620	$951,543	$944,793	$1,129,247	$1,111,136

(a)	Included in revenues and operating expenses are reimbursable costs from affiliates totaling $9.9 million and $10.4 million for the three months ended March 31, 2009 and 2008, respectively.

(b)	Includes interest income, income from equity investments in real estate, noncontrolling interests in income and other income and expenses.

(c)	Includes investments in France, Poland and Germany that accounted for lease revenues (rental income and interest income from direct financing leases) of $1.7 million and $1.8 million for the three months ended March 31, 2009 and 2008, respectively, as well as income from equity investments in real estate of $1.5 million and $1.4 million for the three months ended March 31, 2009 and 2008, respectively. These investments also accounted for long-lived assets as of March 31, 2009 and December 31, 2008 of $45.1 million and $48.5 million, respectively.

(d)	Includes real estate, net investment in direct financing leases, equity investments in real estate, operating real estate and intangible assets related to management contracts.
W. P. Carey 3/31/2009 10-Q — 20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide a reader of our financial statements with management’s perspective on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.
Business Overview
We provide long-term sale-leaseback and build-to-suit transactions for companies worldwide and manage a global investment portfolio. We operate two business segments, investment management and real estate ownership, as described below. As of March 31, 2009, we own and manage over 880 commercial properties domestically and internationally, including our own portfolio. Our own portfolio is comprised of our full or partial ownership interest in 175 commercial properties, substantially all of which are net leased to 84 tenants, with a total of approximately 17 million square feet (on a pro rata basis) and an occupancy rate of approximately 94%.
Within our investment management segment, we are currently the advisor to the following affiliated publicly-owned, non-traded real estate investment trusts: CPA®:14, CPA®:15, CPA®:16 – Global and CPA®:17 – Global (collectively, the “CPA® REITs”).
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
Highlights
•	Completed investments totaling $231 million on behalf of the CPA® REITs in the first quarter of 2009, as compared to $57 million in the first quarter of 2008. In addition, we contributed $40 million to an equity investment in real estate in our owned real estate portfolio, which represents our share of The New York Times Company transaction.

•	Raised $71.6 million for CPA®:17 – Global’s initial public offering in the first quarter of 2009 (for a total of more than $440 million from inception through April 30, 2009).

•	In January 2009, Carey Storage, our self storage subsidiary, completed a transaction with a third party whereby it received cash proceeds of $21.9 million plus a commitment to invest up to a further $8.1 million of equity to fund the purchase of self-storage assets in the future in exchange for a 60% interest in its self storage portfolio. In connection with this transaction, Carey Storage refinanced and reduced its debt obligations by repaying its secured credit facility in full at a discount and obtaining non-recourse debt on each of its self storage properties (see “Carey Storage Transaction” below).

•	Repurchased $10.5 million of our shares through our share repurchase programs in the first quarter of 2009. Our most recent share repurchase program ended on March 27, 2009.

•	Our quarterly cash distribution increased to $0.496 per share for the first quarter of 2009, or $1.98 per share on an annualized basis.
Financial Highlights
(in thousands)

	Three months ended March 31,
	2009	2008
Total revenue (excluding reimbursed costs from affiliates) (a)	$52,261	$46,879
Net income attributable to W. P. Carey members (b)	17,709	17,101
Cash flow from operating activities (c)	24,282	10,759
W. P. Carey 3/31/2009 10-Q — 21

(a)	Revenues from our investment management operations during the 2009 period included increased structuring revenue from higher investment volume on behalf of the CPA® REITs. Lease revenues from our real estate ownership operations remained relatively unchanged.

(b)	Net income from our real estate operations in the 2009 period included the recognition of a net gain of $2.8 million from the extinguishment of debt (see “Carey Storage Transaction” below).

(c)	Our cash flows fluctuate period to period due to a number of factors, as described in “Financial Condition” below. Cash flow in 2008 was affected by the payment of $30 million related to the SEC Settlement (Note 8).
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
Current Trends
The deterioration in the credit and real estate financing markets that began in the second half of 2007 continued and substantially worsened throughout 2008 and into the first quarter of 2009, resulting in a severe financial and economic crisis that persists at the date of this Report and is likely to continue for a significant period of time. The full magnitude, effects and duration of the current financial and economic crisis cannot be predicted. The primary effects of this crisis on our business through March 31, 2009 have been difficulty in obtaining both financing for the sale-leaseback transactions we enter into on behalf of our managed funds and financing needed to meet debt obligations coming due, as well as increased levels of financial distress for tenants in those funds, with several recently having filed for bankruptcy protection. Currently, we are seeing opportunities as well as additional risks in the present environment. The level of market volatility necessarily renders any discussion of current trends highly uncertain. Nevertheless, our view of current trends is presented below:
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
While the difficult financing markets have limited our ability to complete transactions, we have been seeing increasingly attractive pricing on sale-leaseback investment opportunities, such that we may be able to achieve desired returns that would allow us to complete some transactions on behalf of the CPA® REITs during the remainder of 2009 without financing. We believe the pricing improvements are due, in part, to the continued deterioration in the credit markets, which has made obtaining financing for most companies extremely difficult. Overall, our investment volume on behalf of the CPA® REITs will continue to be negatively affected by the lack of financing available in the marketplace. We earn structuring revenue on acquisitions completed on behalf of the CPA® REITs and expect such revenue to fluctuate based on changes in our investment volume period over period.
While international investments have recently made up a significant portion of our investment activity on behalf of the CPA® REITs, we did not make any international investments during the three months ended March 31, 2009. For the year ended December 31, 2008, international investments accounted for 46% of total real estate investments we made on behalf of the CPA® REITs. We currently expect international transactions to continue to comprise a significant portion of the investments we make on behalf of the CPA® REITs, although the percentage of international investments in any given period may vary substantially. Other markets, particularly in Europe where the majority of our international investments have been made, have also been severely affected by the current financial and economic downturn.
Financing Conditions
The real estate financing markets continued to deteriorate during 2009 and we believe they are worse at the date of this Report than at any point during 2008. Current market conditions make it increasingly difficult to finance new investments both domestically and internationally. We expect these conditions to continue in the near term and cannot predict when these markets will recover. At present, financing on behalf of the CPA® REITs, particularly for larger transactions and for certain property types, is not available. However, as described above, pricing on potential sales-leaseback transactions is starting to improve and may allow us to complete some transactions without financing.
W. P. Carey 3/31/2009 10-Q — 22

The deterioration in the real estate financing markets has also made refinancing debt extremely difficult. All of our property level debt is non-recourse, which means that if we default on a mortgage obligation our exposure is generally limited to the equity we have invested in that property. In addition, we have a $250 million line of credit, maturing in 2011, that pursuant to its terms can be increased to $300 million at the discretion of the lenders and extended for an additional year subject to satisfying certain conditions. This line of credit can be used for working capital needs and other commitments and may be used for future investments. The line of credit contains covenants that restrict the amount of distributions that we may pay. We were in compliance with the line of credit’s covenants at March 31, 2009.
Fundraising
We began fundraising for CPA®:17 – Global in December 2007 and have raised more than $440 million through April 30, 2009. Fundraising trends are very difficult to predict, particularly in the current economic environment. Although industry fundraising has been trending downward in the early part of 2009, we have experienced increases, albeit small, in our month over month fundraising results so far in 2009.
To the extent we complete investments on behalf of CPA®:17 – Global without financing, we will need to continue to raise significant funds to keep making investments on its behalf, and our ability to take advantage of investment opportunities may be limited by the extent of our fundraising. These factors may inhibit our ability to generate structuring revenue.
Net Asset Values
We own shares in the CPA® REITs and earn asset management revenue based on a percentage of average invested assets for each CPA® REIT. As such, we benefit from rising commercial real estate values and are negatively impacted when these values decrease. Over the last several years, commercial real estate values rose significantly as a result of the relatively low long-term interest rate environment and aggressive credit conditions. As a result of market conditions worsening during 2008, asset values declined across all asset types, and the estimated net asset valuations for the CPA® REITs as of December 31, 2008 declined as well. We also currently expect individual tenant credits to deteriorate as a result of current market conditions. The decline in the estimated net asset valuations of the CPA® REITs will result in lower asset management revenue for us in the future. In addition, falling asset values combined with difficult financing conditions will make it more difficult for us in situations where we need to re-lease or sell properties on behalf of the CPA® REITs.
Corporate Defaults
We expect that corporate defaults are likely to increase during the remainder of 2009, which will require more intensive management of both the assets we own and those we manage on behalf of the CPA® REITs. We believe that our emphasis on ownership of assets that are critically important to a tenant’s operations mitigates, to some extent, the risk of a tenant defaulting on its lease, both in general and upon filing for bankruptcy. In addition, we attempt to diversify the portfolios by tenant and tenant industry to mitigate the effect of tenant defaults. However, even where defaults do not occur, a tenant’s credit profile may deteriorate, which in turn could affect the value of the lease asset and may require us to incur impairment charges on properties we own, even where the tenant is continuing to make the required lease payments. Furthermore, a tenant may reject our lease in bankruptcy, which could subject us to losses as the property may be worth less without the lease. Defaults by tenants in the CPA® REIT portfolios, as well as conditions resulting in impairments, could also have a negative impact on our results of operations through our income from equity investments in CPA® REITs and our ability to market the CPA®:17 – Global offering.
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
We also closely monitor rent delinquencies as a precursor to a potential default. We continued to see a small increase in rent delinquencies during 2009 and have devoted additional resources to enhance tenant monitoring and rent collection activities. Nevertheless, we expect that there may be additional corporate defaults in our own portfolio and in the CPA® REIT portfolios during the remainder of 2009.
As of March 31, 2009, we have only one tenant that is operating under bankruptcy protection. This tenant accounted for approximately 2.6% of our lease revenue for the first quarter of 2009 and has affirmed its lease.
W. P. Carey 3/31/2009 10-Q — 23

Lease Expirations
A significant amount of the leases in our own portfolio expire by 2011. Based on annualized contractual lease revenue, lease expirations for each of the next few years are as follows: 6% in 2009, 19% in 2010, and 12% in 2011. We actively manage our portfolio and work with tenants generally beginning three years prior to lease expiration. In certain cases, we obtain lease renewals from our tenants. However, tenants may exercise purchase options rather than renew their lease, while in other cases we may seek replacement tenants or sell the property. We currently expect that a majority of leases due to expire in 2009 will be renewed by our tenants on similar terms as their current lease. Lease expirations may also affect the cash flow of certain of our managed funds, particularly CPA®:14 and CPA®:15.
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
Exchange Rate Movements
We have foreign investments and as a result are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Despite the weakening of the U.S. dollar during the final weeks of the first quarter of 2009, the average rate for the U.S. dollar in relation to the Euro during the first quarter of 2009 strengthened by approximately 13% in comparison to the first quarter of 2008, resulting in a negative impact on our results of operations for Euro-denominated investments. Significant deterioration in the value of the Euro, such as has occurred in early 2009, is likely to have an adverse impact on our results of operations, and those of our managed funds, in the future. Investments denominated in the Euro accounted for approximately 9% of our annualized lease revenues for both the first quarter of 2009 and 2008.
Carey Storage Transaction
In January 2009, Carey Storage completed a transaction whereby it received cash proceeds of $21.9 million, plus a commitment to invest up to a further $8.1 million of equity, from a third party to fund the purchase of self-storage assets in the future in exchange for a 60% interest in its self storage portfolio. Carey Storage incurred transaction-related costs totaling approximately $1 million in connection with this transaction. Due to an option to repurchase this interest at fair value, we account for this transaction under the profit sharing method.
In connection with this transaction, Carey Storage repaid, in full, the $35 million outstanding balance on its secured credit facility at a discount for $28 million and recognized a gain of $7 million on the repayment of this debt, inclusive of the third party’s interest of $4.2 million. The debt repayment was financed with a portion of the proceeds from the exchange of the 60% interest and non-recourse debt totaling $18 million that is secured by individual mortgages, with a new lender, on seven of the self storage properties in the portfolio. The new financing bears interest at a fixed rate of 7% per annum and has a 10 year term with a rate reset after 5 years. In February 2009, Carey Storage obtained additional new non-recourse debt totaling $7 million, secured by individual mortgages on the other six self storage properties in the portfolio, from the new lender on the same terms.
We reflect our Carey Storage operations in our Real Estate Ownership segment. In connection with this transaction, the $7 million gain recognized on the repayment and the third party’s interest in this gain of $4.2 million are both reflected in Other income and expenses in the consolidated financial statements. The costs of $1 million incurred in structuring the exchange transaction and bringing in a new investor into these operations are reflected in General and administrative expenses in our Investment Management segment.
W. P. Carey 3/31/2009 10-Q — 24

Results of Operations
We evaluate our results of operations by our two major business segments — investment management and real estate ownership. A summary of comparative results of these business segments is as follows:
Investment Management (in thousands)

	Three months ended March 31,
	2009	2008	Change
Revenues
Asset management revenue	$19,108	$20,126	$(1,018)
Structuring revenue	10,409	3,416	6,993
Wholesaling revenue	1,093	1,140	(47)
Reimbursed costs from affiliates	9,874	10,366	(492)

	40,484	35,048	5,436

Operating Expenses
General and administrative	(16,581)	(13,599)	(2,982)
Reimbursable costs	(9,874)	(10,366)	492
Depreciation and amortization	(598)	(1,030)	432

	(27,053)	(24,995)	(2,058)

Other Income and Expenses
Other interest income	356	533	(177)
(Loss) income from equity investments in CPA® REITs	(1,204)	2,821	(4,025)
Other income and expenses	135	—	135

	(713)	3,354	(4,067)

Income from continuing operations before income taxes	12,718	13,407	(689)
Provision for income taxes	(5,765)	(6,784)	1,019

Net income from investment management	6,953	6,623	330
Add: Net loss attributable to noncontrolling interests	588	569	19
Less: Net income attributable to redeemable noncontrolling interests	(235)	(261)	26

Net income from investment management attributable to W. P. Carey members	$7,306	$6,931	$375

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
For the three months ended March 31, 2009 as compared to the same period in 2008, asset management revenue decreased by $1 million, primarily due to a decline in the annual estimated net asset valuations of CPA® REIT funds as described below.
We obtain estimated net asset valuations for the CPA® REITs on an annual basis and sometimes on an interim basis, which occurs generally in connection with our consideration of potential liquidity events. Currently, annual estimated net asset valuations are performed for CPA®:14, CPA®:15 and CPA®:16 – Global. Recent estimated net asset valuations per share for these REITs were: CPA®:14 – $13.00, $14.00 and $14.50 as of December 31, 2008, April 30, 2008 and December 31, 2007, respectively; CPA®:15 – $11.50 and $12.20 as of December 31, 2008 and December 31, 2007, respectively; and CPA®:16 – Global — $9.80 and $10.00 as of December 31, 2008 and December 31, 2007, respectively. CPA®:14’s estimated net asset valuation as of April 30, 2008 was performed in connection with our discussions of possible liquidity alternatives with the board of directors of CPA®:14 commencing in early 2008.
W. P. Carey 3/31/2009 10-Q — 25

Structuring Revenue
Structuring revenue is dependent on investment activity, which is subject to significant period-to-period variation.
For the three months ended March 31, 2009 as compared to the same period in 2008, structuring revenue increased by $7 million, primarily due to an increase in investment volume in the current quarter. We structured real estate investments on behalf of the CPA® REITs totaling $231 million for the three months ended March 31, 2009, compared to $57 million for same prior year period.
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
For the three months ended March 31, 2009 as compared to the same period in 2008, reimbursed and reimbursable costs decreased by $0.5 million, primarily due to a decrease in broker-dealer commissions related to CPA®:17 – Global’s initial public offering, which commenced in December 2007. Funds raised during the first three months of CPA®:17 – Global’s offering in 2008 were $3 million higher than in the first quarter of 2009.
General and Administrative
For the three months ended March 31, 2009 as compared to the same period in 2008, general and administrative expenses increased by $3 million, primarily due to transaction-related costs totaling $1 million incurred in connection with the Carey Storage transaction (see Carey Storage Transaction above) and an increase in compensation-related costs. Compensation-related costs were higher in the first quarter of 2009 due to several factors, including an increase of $0.9 million in severance costs for terminated employees and higher investment volume during the current quarter as compared with the first quarter of 2008 resulting in increased commissions of $0.8 million.
(Loss) Income from Equity Investments in CPA® REITs
Income or loss from equity investments in CPA® REITs represents our proportionate share of net income or loss (revenues less expenses) from our investments in the CPA® REITs in which we have a non-controlling interest but exercise significant influence.
For the three months ended March 31, 2009, loss from equity investments in CPA® REITs was $1.2 million, compared to income of $2.8 million in the prior year, primarily due the recognition of our share of the overall decreases in net income in CPA®:14, CPA®:15 and CPA®:16 – Global as compared to the same period in 2008. Results of operations for each of CPA®:14 and CPA®:15 in the prior year period included income recognized in connection with the settlement of an SEC investigation (Note 8). Our share of CPA®:17 – Global’s operating results for all periods presented was not significant as it is currently in its initial fundraising phase and has made a limited number of investments.
Provision for Income Taxes
For the three months ended March 31, 2009 as compared to the same period in 2008, provision for income taxes decreased by $1 million. The reduction for the current year period was due to several factors, including international asset management revenue being taxed in a foreign jurisdiction beginning in the third quarter of 2008, reductions in tax-generating intercompany transactions and a reduction in the amount of shares in the CPA® REITs that we hold in taxable subsidiaries.
Net Income from Investment Management Attributable to W. P. Carey Members
For the three months ended March 31, 2009 as compared to the same period in 2008, the resulting net income from investment management increased by $0.4 million.
W. P. Carey 3/31/2009 10-Q — 26

Real Estate Ownership (in thousands)

	Three months ended March 31,
	2009	2008	Change
Revenues
Lease revenues	$18,391	$19,075	$(684)
Other real estate income	3,260	3,122	138

	21,651	22,197	(546)

Operating Expenses
General and administrative	(2,518)	(1,814)	(704)
Depreciation and amortization	(5,085)	(5,021)	(64)
Property expenses	(1,936)	(2,378)	442
Other real estate expenses	(2,131)	(2,069)	(62)

	(11,670)	(11,282)	(388)

Other Income and Expenses
Other interest income	51	228	(177)
Income from equity investments in real estate	2,591	1,890	701
Other income and expenses	3,019	2,811	208
Interest expense	(4,329)	(5,043)	714

	1,332	(114)	1,446

Income from continuing operations before income taxes	11,313	10,801	512
Provision for income taxes	(435)	(360)	(75)

Income from continuing operations	10,878	10,441	437
(Loss) income from discontinued operations	(57)	126	(183)

Net income from real estate ownership	10,821	10,567	254
Less: Net income attributable to noncontrolling interests	(418)	(397)	(21)

Net income from real estate ownership attributable to W. P. Carey members	$10,403	$10,170	$233

W. P. Carey 3/31/2009 10-Q — 27

Management’s evaluation of the sources of lease revenues is as follows (in thousands):

	Three months ended March 31,
	2009	2008
Rental income	$15,749	$16,306
Interest income from direct financing leases	2,642	2,769

	$18,391	$19,075

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations (in thousands):

	Three months ended March 31,
	2009	2008
Bouygues Telecom, S.A. (a) (b)	$1,503	$1,583
CheckFree Holdings, Inc. (b) (c)	1,253	1,207
Daimler Trucks North America LLC	1,159	1,159
The American Bottling Company	1,150	1,130
U. S. Airways Group, Inc. (c)	776	702
Orbital Sciences Corporation	739	756
Titan Corporation	728	728
AutoZone, Inc.	536	536
Lucent Technologies, Inc.	499	499
Sybron Dental Specialties Inc. (c)	489	443
Quebecor Printing, Inc. (e)	486	485
Bell South Telecommunications, Inc. (c)	465	427
Unisource Worldwide, Inc.	418	420
Werner Corporation	403	407
BE Aerospace, Inc.	392	395
CSS Industries, Inc.	392	392
Eagle Hardware & Garden, a subsidiary of Lowe’s Companies (d)	381	394
Career Education Corporation	375	375
Enviro Works, Inc. (c)	361	338
Sprint Spectrum, L.P.	356	356
Other (a)	5,530	6,343

	$18,391	$19,075

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	Lease revenues applicable to noncontrolling interests in the consolidated amounts above total $0.9 million for each of the three months ended March 31, 2009 and 2008.

(c)	Increase is due to CPI-based (or equivalent) rent increase.

(d)	Revenue amounts are subject to fluctuations in percentage rents.

(e)	Tenant is operating under bankruptcy protection; however they have affirmed their lease.
W. P. Carey 3/31/2009 10-Q — 28

We recognize income from equity investments in real estate of which lease revenues are a significant component. Net lease revenues from these ventures (for the entire venture, not our proportionate share) are as follows (dollars in thousands):

	Ownership Interest	Three months ended March 31,
Lessee	at March 31, 2009	2009	2008
Carrefour France, S.A. (a)	46%	$5,165	$5,437
The New York Times Company (b)	18%	1,850	—
Federal Express Corporation	40%	1,823	1,736
Medica — France, S.A. (a)	46%	1,631	1,781
Schuler A.G. (a)	33%	1,520	1,720
Information Resources, Inc.	33%	1,243	1,243
Sicor, Inc.	50%	836	836
Hologic, Inc.	36%	811	820
Consolidated Systems, Inc.	60%	449	453
Childtime Childcare, Inc.	34%	328	315
The Retail Distribution Group	40%	202	202

		$15,858	$14,543

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	We acquired our interest in this venture in March 2009.
The above table does not reflect our share of interest income from our 5% interest in a venture that acquired a note receivable in April 2007. The venture recognized interest income (for the entire venture, not our proportionate share) of $6.3 million and $7 million for the three months ended March 31, 2009 and 2008, respectively.
Lease Revenues
Our net leases generally have rent increases based on formulas indexed to increases in the CPI or other indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future.
For the three months ended March 31, 2009 as compared to the same period in 2008, lease revenues decreased by $0.7 million, primarily due to the impact of recent property sales and lease expirations.
Property Expenses
For the three months ended March 31, 2009 as compared to the same period in 2008, property expenses decreased by $0.4 million, primarily due to a decrease in uncollected rent expense as a result of a write-off in rent receivables in the first quarter of 2008.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have a noncontrolling interests but exercise significant influence.
For the three months ended March 31, 2009 as compared to the same period in 2008, income from equity investments in real estate increased by $0.7 million, primarily due to income earned on an investment we entered into during the first quarter of 2009.
Other Income and Expenses
For the three months ended March 31, 2009, we recognized other income of $3 million, compared to other income of $2.8 million in the same period in 2008. The other income in 2009 was primarily comprised of the $7 million gain recognized by our subsidiary, Carey Storage, on the repayment of its $35 million outstanding balance on its secured credit facility for $28 million. This gain was partially offset by the other party’s profit sharing interest in the gain totaling $4.2 million (see Carey Storage Transaction above). The other income in 2008 was primarily due to foreign currency transaction gains.
Interest Expense
For the three months ended March 31, 2009 as compared to the same period in 2008, interest expense decreased by $0.7 million, primarily due to a decrease of $0.5 million resulting from Carey Storage’s repayment of its $35 million outstanding balance on its secured credit facility in January 2009 and a decrease of $0.2 million due a lower average annual interest rate on our line of credit during the current year period. The weighted average annual interest rate on advances on the line of credit at March 31, 2009 was 1.3%, compared to 3.7% in the prior year quarter.
W. P. Carey 3/31/2009 10-Q — 29

Net Income from Real Estate Ownership Attributable to W. P. Carey Members
For the three months ended March 31, 2009 as compared to the same period in 2008, the resulting net income from real estate ownership increased by $0.2 million.
Financial Condition
Uses of Cash during the Period
Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the nature and timing of receipts of transaction-related revenue, the performance of the CPA® REITs relative to their performance criteria, the timing of purchases and sales of real estate, purchases under our share repurchase programs, the timing of certain payments, and the receipt of the annual installment of deferred acquisition revenue and interest thereon in the first quarter.
Although our cash flows may fluctuate from period to period, we believe that we will generate sufficient cash from operations and, if necessary, from the proceeds of non-recourse mortgage loans, unused capacity on our line of credit and the issuance of additional equity securities to meet our short-term and long-term liquidity needs. We assess our ability to access capital on an ongoing basis. There has been no material change in our financial condition since December 31, 2008. Our sources and uses of cash during the period are described below.
Operating Activities
During the three months ended March 31, 2009, we used our cash flow from operations along with existing cash resources and borrowings under our line of credit to fund distributions to shareholders and make purchases of common stock under a share repurchase program that ended in March 2009. Cash flows from operations were also impacted by the receipt of the annual installment of deferred acquisition revenue.
During the three months ended March 31, 2009, we received revenue of $9.3 million from providing asset-based management services on behalf of the CPA® REITs, exclusive of that portion of such revenue being satisfied by the CPA® REITs through the issuance of their restricted common stock rather than paying cash (see below). We also received revenue of $5.8 million in connection with structuring investments on behalf of the CPA® REITs. In January 2009, we received $21.8 million related to the annual installment of deferred acquisition revenue from CPA®:14, CPA®:15 and CPA®:16 – Global. We receive deferred acquisition revenue from CPA®:17 – Global on a quarterly basis, of which $0.2 million was received in January 2009.
In 2009, we elected to continue to receive all performance revenue from CPA®:16 – Global as well as asset management revenue from CPA®:17 – Global in restricted shares rather than cash. However, for CPA®:14 and CPA®:15, we have elected to receive 80% of all performance revenue in restricted shares, with the remaining 20% payable in cash, which benefited operating cash flow by $1.3 million during the first quarter.
During the three months ended March 31, 2009, our real estate ownership provided cash flows (contractual lease revenues, net of property-level debt service) of approximately $13.1 million.
Investing Activities
Our investing activities are generally comprised of real estate transactions (purchases and sales) and capitalized property related costs. During the three months ended March 31, 2009, we used $39.7 million to purchase an equity investment in The New York Times transaction (Note 5) and $4 million to make capital improvements to existing properties. Cash inflows during this period included proceeds from Carey Storage’s transfer of a 60% interest in its self storage portfolio for $21.9 million and distributions from equity investments in real estate and CPA® REITs in excess of equity income of $5.7 million.
Financing Activities
During the three months ended March 31, 2009, we paid distributions to shareholders of $19.6 million and made scheduled mortgage principal payments totaling $2.6 million. Borrowings under our line of credit increased overall by $35.5 million since December 31, 2008 and were comprised of gross borrowings of $65 million and repayments of $29.5 million. Borrowings under our line of credit were used for several purposes, including to finance our portion of The New York Times transaction (Note 5). In addition, Carey Storage repaid, in full, the $35 million outstanding balance on the secured credit facility at a discount for $28 million. In connection with this loan repayment, Carey Storage obtained non-recourse mortgages totaling $25 million that are secured by individual mortgages on the thirteen self storage properties in the Carey Storage portfolio. In connection with our share repurchase programs, we repurchased shares totaling $10.5 million during the first quarter of 2009. Our most recent program ended in March 2009.
W. P. Carey 3/31/2009 10-Q — 30

Summary of Financing
The table below summarizes our mortgage notes payable and credit facilities as of March 31, 2009 and 2008, respectively (dollars in thousands).

	March 31,
	2009	2008
Balance
Fixed rate	$167,332	$181,325
Variable rate (a)	180,175	161,733

	$347,507	$343,058

Percent of total debt
Fixed rate	48%	53%
Variable rate (a)	52%	47%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	6.3%	6.3%
Variable rate (a)	2.8%	4.4%

(a)	Included in variable rate debt as of March 31, 2009 is (i) $116.5 million outstanding under our line of credit, (ii) $8.6 million in variable rate debt that has been effectively converted to fixed rates through interest rate swaps (Note 10) and (iii) $50 million in mortgage obligations that are currently fixed rates but which have interest rate reset features that may change the interest rates to then prevailing market fixed rates (subject to specified caps) at certain points in their term. There are no interest rate resets scheduled during the next twelve months.
Cash Resources
At March 31, 2009, our cash resources consisted of the following:
•	Cash and cash equivalents totaling $21.6 million. Of this amount, $8.6 million, at then current exchange rates, was held in foreign bank accounts, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;

•	A line of credit with unused capacity of $133.5 million, all of which is available to us and which may also be used to loan funds to our affiliates. Our lender has issued letters of credit totaling $4 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under this facility; and

•	We also have currently unleveraged properties that had an aggregate carrying value of $246.7 million; however, given the current economic environment, there can be no assurance that we would be able to obtain financing for these properties.
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

	March 31, 2009		December 31, 2008
	Outstanding	Maximum	Outstanding	Maximum
	Balance	Available	Balance	Available
Line of credit	$116,500	$250,000	$81,000	$250,000
Secured credit facility	N/A	N/A	35,009	35,009

	$116,500	$250,000	$116,009	$285,009

Line of credit
We have a $250 million revolving line of credit that matures in June 2011. The line of credit can, pursuant to its terms, be increased up to $300 million at the discretion of the lenders and extended for an additional year subject to satisfying certain conditions and the payment of an extension fee equal to 0.125% of the total commitments under the facility at that time.
The line of credit provides for an annual interest rate, at our election, of either (i) LIBOR plus a spread that ranges from 75 to 120 basis points depending on our leverage or (ii) the greater of the lender’s prime rate and the Federal Funds Effective Rate plus 50 basis
W. P. Carey 3/31/2009 10-Q — 31

points. At March 31, 2009, the average interest rate on advances under the line of credit was 1.3%. In addition, we pay an annual fee ranging between 12.5 and 20 basis points of the unused portion of the line of credit, depending on our leverage ratio. Based on our leverage ratio at March 31, 2009, we paid interest at LIBOR plus 75 basis points and paid 12.5 basis points on the unused portion of the line of credit. The line of credit has financial covenants that among other things require us to maintain a minimum equity value, restrict the amount of distributions we can pay and requires us to meet or exceed certain operating and coverage ratios. We were in compliance with these covenants as of March 31, 2009.
Secured credit facility
Carey Storage had a credit facility for up to $105 million that provided for advances through March 8, 2008, after which no more additional borrowings were available; however, pursuant to the terms of the credit facility, we exercised an option in December 2008 to extend the credit facility for an additional year. In January 2009, Carey Storage repaid the $35 million outstanding under this credit facility at a discount for $28 million and terminated the facility (Note 4).
Cash Requirements
During the next twelve months, cash requirements will include paying distributions to shareholders, making scheduled mortgage principal payments, including mortgage balloon payments totaling $36.1 million (inclusive of our share of a balloon payment totaling $2.2 million in connection with a venture in which we account for our interest as an equity investment in real estate), and making distributions to partners who hold noncontrolling interests, as well as other normal recurring operating expenses. We may also seek to use our cash to invest in new properties, repurchase our common stock and maintain cash balances sufficient to meet working capital needs. We may issue additional shares in connection with investments when it is consistent with the objectives of the seller.
We expect to meet our capital requirements to fund future investments, any capital expenditures on existing properties and scheduled debt maturities on non-recourse mortgages through use of our cash reserves or unused amounts on our line of credit.
Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and contractual obligations as of March 31, 2009 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified in future periods (in thousands).

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Non-recourse debt — Principal	$231,007	$43,898	$39,649	$38,004	$109,456
Line of credit — Principal	116,500	—	116,500	—	—
Interest on borrowings (a)	79,858	14,018	21,965	14,256	29,619
Operating and other lease commitments (b)	30,301	3,090	6,309	6,351	14,551
Property improvements (c)	1,930	1,930	—	—	—
Other commitments (d)	192	192	—	—	—

	$459,788	$63,128	$184,423	$58,611	$153,626

(a)	Interest on variable rate debt obligations was calculated using the variable interest rates and balances outstanding as of March 31, 2009.

(b)	Operating and other lease commitments consist primarily of the total minimum rents payable on the lease for our principal offices. We are reimbursed by affiliates for their share of the future minimum rents under an office cost-sharing agreement. These amounts are allocated among the entities based on gross revenues and are adjusted quarterly. The table above excludes the rental obligation under a ground lease of a venture in which we own a 46% interest. This obligation totals approximately $2.6 million over the lease term through January 2063.

(c)	Represents remaining commitments to fund certain property improvements.

(d)	Includes estimates for accrued interest and penalties related to uncertain tax positions and a commitment to contribute capital to an investment in India.
Amounts in the table above related to our foreign operations are based on the exchange rate of the Euro as of March 31, 2009.
We have employment contracts with certain senior executives. These contracts provide for severance payments in the event of termination under certain conditions including a change of control.
As of March 31, 2009, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
W. P. Carey 3/31/2009 10-Q — 32

We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. All of the underlying investments are owned with affiliates. Summarized financial information for these ventures (for the entire venture, not our proportionate share) at March 31, 2009 is presented below (dollars in thousands):

	Ownership Interest		Total Third
Lessee	at March 31, 2009	Total Assets	Party Debt	Maturity Date
The Retail Distribution Group	40%	$11,545	$5,459	9/2009
Federal Express Corporation	40%	49,895	40,503	1/2011
Information Resources, Inc.	33%	47,518	22,244	1/2011
Childtime Childcare, Inc.	34%	10,151	6,535	1/2011
Carrefour France, S.A. (a)	46%	140,499	111,869	12/2014
Consolidated Systems, Inc.	60%	17,541	11,656	11/2016
Sicor, Inc.	50%	16,894	35,350	7/2017
Medica — France, S.A. (a)	46%	48,825	38,830	10/2017
Hologic, Inc.	36%	28,008	15,387	5/2023
The New York Times Company (b)	18%	233,847	—	N/A
Schuler A.G. (a)	33%	70,927	—	N/A

		$675,650	$287,833

(a)	Dollar amounts shown are based on the exchange rate of the Euro as of March 31, 2009.

(b)	We acquired our interest in this venture in March 2009.
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
W. P. Carey 3/31/2009 10-Q — 33

Item 3. Quantitative And Qualitative Disclosures About Market Risk
Market Risks
Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. In pursuing our business plan, the primary risks to which we are exposed are interest rate risk and foreign currency exchange risk. We are also exposed to market risk as a result of concentrations in certain tenant industries.
We do not generally use derivative financial instruments to manage foreign currency exchange rate risk exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes. We account for our derivative instruments in accordance with SFAS No. 133.
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
Our objective in using derivatives is to limit our exposure to interest rate movements. At March 31, 2009, the fair value liability of our interest rate swaps included in Accounts payable, accrued expenses and other liabilities was $0.7 million (Note 10).
At March 31, 2009, a significant portion (approximately 65%) of our long-term debt either bore interest at fixed rates, was fixed through the use of interest rate swap instruments that convert variable rate debt service obligations to a fixed rate, or was at fixed rates but was scheduled to reset to the then prevailing market fixed rates at certain future points in their term. The fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed rate debt at March 31, 2009 ranged from 4.9% to 8.1%. The annual interest rates on our variable rate debt at March 31, 2009 ranged from 1.3% to 7%. Our debt obligations are more fully described within the Financial Condition section of Item 2 of this Report. The following table presents principal cash flows based upon expected maturity dates of our debt obligations at March 31, 2009 (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total	Fair value
Fixed rate debt	$32,695	$12,485	$25,632	$31,156	$2,008	$63,356	$167,332	$166,719
Variable rate debt	$6,641	$2,277	$118,935	$2,483	$2,619	$47,220	$180,175	$177,568
The fair value of our fixed rate debt and our variable rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swap agreement is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the fair value of such debt by an aggregate increase of $12.3 million and an aggregate decrease of $11.9 million, respectively. Annual interest expense on our variable rate debt that does not currently bear interest at fixed rates (inclusive of debt that has been effectively converted to fixed rates through interest rate swap derivative instruments) would increase or decrease by $1.2 million for each respective 1% change in annual interest rates. As more fully described in Summary of Financing in Item 2 above, a portion of the debt classified as variable rate debt in the tables above currently bears interest at fixed rates but has interest rate reset features that may change the fixed interest rates to variable rates at certain points in their term. Such debt is generally not subject to short-term fluctuations in interest rates.
W. P. Carey 3/31/2009 10-Q — 34

Foreign Currency Exchange Rate Risk
We have foreign operations and transact business in Europe and as a result are subject to risk from the effects of exchange rate movements of the Euro, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. For the Euro, we are currently a net receiver of the foreign currency (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the Euro. Net realized and unrealized foreign currency translation losses for the three months ended March 31, 2009 were $0.1 million and $0.2 million, respectively. Such losses are included in the consolidated financial statements and were primarily due to changes in the value of the Euro on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
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
Our chief executive officer and acting chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2009 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the first quarter of 2009, we implemented an Enterprise Resource Planning suite of integrated operational and financial applications (the “ERP System”). The implementation of this ERP System has affected our internal controls over financial reporting by, among other things, improving user access security and automating a number of accounting, back office and reporting processes and activities. Other than the implementation of the ERP System, there have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
As of March 31, 2009, we were not involved in any material litigation. We note the following:
Payson v. Park et al.
On April 24, 2008, a shareholder, Herbert Payson, filed a shareholder derivative complaint in the Supreme Court of the State of New York against us, as nominal defendant, and certain members of the board of directors and several current and former executive officers alleging breach of their fiduciary duties resulting from the matters alleged in the previously settled SEC investigation (Note 8). Plaintiff claims that the conduct alleged caused damages to us, including but not limited to the $30 million paid by us in connection with our settlement with the SEC and costs incurred in connection with the investigation by the SEC. On June 20, 2008, all defendants filed a motion to dismiss the complaint on the grounds that the shareholder had failed to make a pre-suit demand on the board of directors as required by law and should not be excused from doing so. On March 23, 2009, the court granted the defendants’ motion and dismissed the complaint in its entirety. Plaintiff may elect to appeal the court’s decision, and if the litigation continues, we and the individual defendants intend to continue to defend ourselves vigorously.
W. P. Carey 3/31/2009 10-Q — 35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to repurchases of our common stock during the three months ended March 31, 2009:
Issuer Purchases of Equity Securities
(in thousands, except share and per share amounts)

				Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2009 Period	shares purchased	paid per share	plans or programs	plans or programs
January	130,130	$22.71	130,130	$5,012
February	182,568	20.79	182,568	1,217
March	163,000	20.53	163,000	—

Total	475,698

In December 2008, our Executive Committee approved a program to repurchase up to $10 million of our common stock through March 4, 2009 or the date the maximum was reached, if earlier. During the term of this program, we repurchased a total of $9.3 million of our common stock. In March 2009, our Executive Committee approved a further program to repurchase up to an additional $3.5 million of our common stock through March 27, 2009 or the date the maximum was reached, if earlier. During the term of this program, we repurchased a total of $2.8 million of our common stock.
Item 6. Exhibits

Exhibit No.	Description	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
W. P. Carey 3/31/2009 10-Q — 36

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey & Co. LLC
Date 5/8/2009	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and Acting Chief Financial Officer (Principal Financial Officer)

Date 5/8/2009	By:	/s/ Thomas J. Ridings Jr.
Thomas J. Ridings Jr.
Executive Director and Chief Accounting Officer (Principal Accounting Officer)

W. P. Carey 3/31/2009 10-Q — 37