Form 10-Q
period 2009-06-30
CAREY W P & CO LLC
filed 2009-08-07
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to  _____
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant had 39,159,468 shares of common stock, no par value, outstanding at July 31, 2009.

INDEX

Page No.
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	2

Consolidated Statements of Income for the three and six months ended June 30, 2009 and 2008	3

Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2009 and 2008	4

Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	39

Item 4. Controls and Procedures	40

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	40

Item 6. Exhibits	41

Signatures	42

Exhibit 3.2
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.7
Exhibit 10.8
Exhibit 31.1
Exhibit 31.2
Exhibit 32
Exhibit 99.1
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

PART I
Item 1. Financial Statements
W. P. CAREY & CO. LLC
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2009	December 31, 2008
		(NOTE)

Assets
Real estate, net	$488,457	$499,795
Net investment in direct financing leases	83,323	83,792
Equity investments in real estate and CPA® REITs	309,498	260,620
Assets held for sale	3,092	—
Operating real estate, net	74,566	74,534
Cash and cash equivalents	23,469	16,799
Due from affiliates	31,059	53,423
Intangible assets and goodwill, net	88,525	93,398
Other assets, net	35,056	28,775

Total assets	$1,137,045	$1,111,136

Liabilities and Equity
Liabilities:
Non-recourse debt	$232,565	$245,874
Line of credit	125,500	81,000
Accounts payable, accrued expenses and other liabilities	46,602	42,323
Income taxes, net	52,817	58,011
Distributions payable	19,454	19,508

Total liabilities	476,938	446,716

Redeemable noncontrolling interests	15,126	18,085

Commitments and contingencies (Note 7)
Equity:
W. P. Carey members’ equity:
Listed shares, no par value, 100,000,000 shares authorized; 39,158,020 and 39,589,594 shares issued and outstanding, respectively	752,884	757,921
Distributions in excess of accumulated earnings	(123,310)	(116,990)
Deferred compensation obligation	9,799	—
Accumulated other comprehensive loss	(1,072)	(828)

Total W. P. Carey members’ equity	638,301	640,103
Noncontrolling interests	6,680	6,232

Total equity	644,981	646,335

Total liabilities and equity	$1,137,045	$1,111,136

Note:	The consolidated balance sheet at December 31, 2008 has been derived from the consolidated financial statements at that date as adjusted (Note 2).
The accompanying notes are an integral part of these consolidated financial statements.

W. P. CAREY & CO. LLC
Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues
Asset management revenue	$19,227	$20,039	$38,335	$40,165
Structuring revenue	365	3,169	10,774	6,585
Wholesaling revenue	1,597	1,488	2,690	2,628
Reimbursed costs from affiliates	11,115	11,080	20,111	21,446
Lease revenues	18,473	19,296	36,828	38,371
Other real estate income	4,649	3,305	7,904	6,427

	55,426	58,377	116,642	115,622

Operating Expenses
General and administrative	(14,310)	(15,816)	(33,409)	(31,229)
Reimbursable costs	(11,115)	(11,080)	(20,111)	(21,446)
Depreciation and amortization	(7,120)	(6,178)	(12,749)	(12,167)
Property expenses	(2,180)	(1,245)	(4,026)	(3,532)
Impairment charges	(1,700)	—	(1,700)	—
Other real estate expenses	(1,707)	(2,146)	(3,838)	(4,215)

	(38,132)	(36,465)	(75,833)	(72,589)

Other Income and Expenses
Other interest income	401	679	808	1,440
Income from equity investments in real estate and CPA® REITs	4,875	3,934	6,262	8,645
Other income and expenses	127	1,848	3,281	4,659
Interest expense	(3,923)	(4,532)	(8,252)	(9,575)

	1,480	1,929	2,099	5,169

Income from continuing operations before income taxes	18,774	23,841	42,908	48,202
Provision for income taxes	(3,720)	(7,422)	(9,920)	(14,566)

Income from continuing operations	15,054	16,419	32,988	33,636

Discontinued Operations
(Loss) income from operations of discontinued properties	(75)	3,733	(100)	3,706
Gain on sale of real estate	478	—	343	—
Impairment charge	(580)	—	(580)	—

(Loss) income from discontinued operations	(177)	3,733	(337)	3,706

Net Income	14,877	20,152	32,651	37,342
Add: Net loss attributable to noncontrolling interests	203	168	373	340
Less: Net income attributable to redeemable noncontrolling interests	(103)	(472)	(338)	(733)

Net Income Attributable to W. P. Carey Members	$14,977	$19,848	$32,686	$36,949

Basic Earnings Per Share
Income from continuing operations attributable to W. P. Carey members	$0.37	$0.41	$0.83	$0.85
(Loss) income from discontinued operations attributable to W. P. Carey members	—	0.10	(0.01)	0.09

Net income attributable to W. P. Carey members	$0.37	$0.51	$0.82	$0.94

Diluted Earnings Per Share
Income from continuing operations attributable to W. P. Carey members	$0.37	$0.41	$0.82	$0.83
(Loss) income from discontinued operations attributable to W. P. Carey members	—	0.09	(0.01)	0.09

Net income attributable to W. P. Carey members	$0.37	$0.50	$0.81	$0.92

Weighted Average Shares Outstanding
Basic	39,350,684	39,204,221	39,067,391	39,039,617

Diluted	40,065,495	40,256,658	39,780,708	40,271,185

Amounts Attributable to W. P. Carey Members
Income from continuing operations, net of tax	$15,154	$16,115	$33,023	$33,243
(Loss) income from discontinued operations, net of tax	(177)	3,733	(337)	3,706

Net income	$14,977	$19,848	$32,686	$36,949

Distributions Declared Per Share	$0.498	$0.487	$0.994	$0.969

The accompanying notes are an integral part of these consolidated financial statements.

W. P. CAREY & CO. LLC
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net Income	$14,877	$20,152	$32,651	$37,342
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	3,284	24	(144)	3,439
Unrealized gain (loss) on derivative instrument	163	470	(101)	499
Change in unrealized appreciation on marketable securities	31	(27)	13	(39)

	3,478	467	(232)	3,899

Comprehensive income	18,355	20,619	32,419	41,241
Add: Net loss attributable to noncontrolling interests	203	168	373	340
Less: Net income attributable to redeemable noncontrolling interests	(103)	(472)	(338)	(733)
Less: Foreign currency translation adjustment attributable to noncontrolling interests	(105)	(1)	(4)	(103)
Less: Foreign currency translation adjustment attributable to redeemable noncontrolling interests	(10)	—	(8)	—

Comprehensive Income Attributable to W. P. Carey Members	$18,340	$20,314	$32,442	$40,745

The accompanying notes are an integral part of these consolidated financial statements.

W. P. CAREY & CO. LLC
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six months ended June 30,
	2009	2008
Cash Flows — Operating Activities
Net income	$32,651	$37,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including intangible assets and deferred financing costs	12,757	13,506
Income from equity investments in real estate and CPA® REITs in excess of distributions received	(3,157)	(1,924)
Straight-line rent adjustments	967	1,252
Management income received in shares of affiliates	(15,414)	(20,053)
Gain on sale of real estate	(343)	—
Gain on extinguishment of debt	(6,991)	—
Allocation of income to profit sharing interest	3,875	—
Impairment charges	2,280	—
Unrealized gain on foreign currency transactions, warrants and securities	(39)	(1,203)
Realized gain on foreign currency transactions and other	(126)	(1,565)
Stock-based compensation expense	5,260	3,922
Decrease in deferred acquisition revenue received	22,877	46,695
Increase in structuring revenue receivable	(5,416)	(3,538)
Decrease in income taxes, net	(8,454)	(3,963)
Decrease in settlement provision	—	(29,979)
Net changes in other operating assets and liabilities	(6,044)	(13,273)

Net cash provided by operating activities	34,683	27,219

Cash Flows — Investing Activities
Distributions received from equity investments in real estate and CPA® REITs in excess of equity income	7,606	3,425
Capital contributions to equity investments	—	(837)
Purchases of real estate and equity investments in real estate	(39,677)	(184)
Capital expenditures	(6,929)	(6,455)
VAT refunded on purchase of real estate	—	3,189
Proceeds from sale of real estate	3,835	—
Proceeds from transfer of profit sharing interest	21,928	—
Funds released from escrow in connection with the sale of property	—	636
Payment of deferred acquisition revenue to affiliate	—	(120)

Net cash used in investing activities	(13,237)	(346)

Cash Flows — Financing Activities
Distributions paid	(39,060)	(48,668)
Contributions from noncontrolling interests	1,583	1,320
Distributions to noncontrolling interests	(3,474)	(1,329)
Distributions to profit sharing interest	(3,434)	—
Scheduled payments of mortgage principal	(5,241)	(4,698)
Proceeds from mortgages and credit facilities	127,500	101,937
Prepayments of mortgage principal and credit facilities	(83,936)	(73,729)
Proceeds from loan from affiliates	1,624	—
Repayment of loan from affiliates	—	(7,569)
Payment of financing costs, net of deposits refunded	(806)	(370)
Proceeds from issuance of shares	874	12,743
Windfall tax benefits associated with stock-based compensation awards	242	608
Repurchase and retirement of shares	(10,686)	(5,134)

Net cash used in financing activities	(14,814)	(24,889)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	38	298

Net increase in cash and cash equivalents	6,670	2,282
Cash and cash equivalents, beginning of period	16,799	12,137

Cash and cash equivalents, end of period	$23,469	$14,419

The accompanying notes are an integral part of these consolidated financial statements.

W. P. CAREY & CO. LLC
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Business
We provide long-term sale-leaseback and build-to-suit transactions for companies worldwide and manage a global investment portfolio. We invest primarily in commercial properties that are each triple-net leased to single corporate tenants, domestically and internationally, and earn revenue as the advisor to publicly owned, non-traded real estate investment trusts (“CPA® REITs”) sponsored by us that invest in similar properties. We are currently the advisor to the following CPA® REITs: Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 15 Incorporated (“CPA®:15”), Corporate Property Associates 16 — Global Incorporated (“CPA®:16 — Global”) and Corporate Property Associates 17 — Global Incorporated (“CPA®:17 — Global”). As of June 30, 2009, we own and manage over 870 properties domestically and internationally, including our own portfolio. Our own portfolio is comprised of our full or partial ownership interest in 173 properties, substantially all of which are net leased to 82 tenants, and totaled approximately 17 million square feet (on a pro rata basis) with an occupancy rate of 94%.
Primary Business Segments
Investment Management — We provide services to the CPA® REITs in connection with structuring and negotiating investment and debt placement transactions (structuring revenue) and provide on-going management of their portfolios (asset-based management and performance revenue). Asset-based management and performance revenue for the CPA® REITs are generally determined based on real estate related assets under management. As funds available to the CPA® REITs are invested, the asset base from which we earn revenue increases. In addition, we also receive a percentage of distributions of available cash from CPA®:17 — Global’s operating partnership. We may also earn incentive and disposition revenue and receive other compensation in connection with providing liquidity alternatives to CPA® REIT shareholders.
Real Estate Ownership — We own and invest in commercial properties globally that are then leased to companies, primarily on a triple-net leased basis. We may also invest in other properties on an opportunistic basis.
Note 2. Basis of Presentation
Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008. We have considered subsequent events through August 6, 2009, the date the financial statements were issued.
Basis of Consolidation
The consolidated financial statements include all of our accounts and those of our majority-owned and/or controlled subsidiaries. The portion of these entities that we do not own is presented as noncontrolling interests as of and during the periods consolidated. All material inter-entity transactions have been eliminated.
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a variable interest entity (“VIE”) and if we are deemed to be the primary beneficiary in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs that we control. Entities that we account for under the equity method (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus fundings) include (i) entities that are VIEs and of which we are not deemed to be the primary beneficiary and (ii) entities that are non-VIEs that we do not control but over which we have the ability to exercise significant influence. We will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.

Notes to Consolidated Financial Statements
In determining whether we control a non-VIE, our consideration includes using the Emerging Issues Task Force (“EITF”) Consensus on Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is restricted to limited partnerships or similar entities that are not VIEs under FIN 46R. The EITF reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner must account for its investment in the limited partnership using the equity method of accounting.
Investments in tenant-in-common interests consist of our interests in various domestic and international properties. Consolidation of these investments is not required as they do not qualify as an entity under FIN 46R and do not meet the control requirement required for consolidation under Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” as amended by EITF 04-05. Accordingly, we account for these investments using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenant-in-common interest investment creates an opportunity for us to have significant influence on the operating and financial decisions of these investments and thereby creates some responsibility by us for a return on our investment.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation. The consolidated financial statements included in this Report have been retrospectively adjusted to reflect the adoption of several accounting pronouncements during the six months ended June 30, 2009 (Notes 11 and 12) as well as the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented (Note 6).
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
We did not make any investments for our own portfolio that were deemed to be business combinations during the three and six months ended June 30, 2009. All investments structured on behalf of the CPA® REITs during the three and six months ended June 30, 2009 were also not deemed to be business combinations. Acquisition costs and fees capitalized by the CPA® REITs totaled $3.1 million and $7.7 million for CPA®:16 — Global and CPA®:17 — Global, respectively, for the six months ended June 30, 2009 and $0.1 million for CPA®:14 for the three months ended June 30, 2009.
SFAS 160
SFAS No. 160, “Noncontrolling interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”), establishes and expands accounting and reporting standards for noncontrolling interests in a subsidiary, which are recharacterized as noncontrolling interests, and the deconsolidation of a subsidiary. We adopted SFAS 160 as required on January 1, 2009 (Note 12).

Notes to Consolidated Financial Statements
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
FSP 142-3
FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. The guidance for determining the useful life of a recognized intangible asset in FSP 142-3 must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in FSP 142-3 must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We adopted FSP 142-3 as required on January 1, 2009. The adoption of FSP 142-3 did not have a material effect on our financial position and results of operations.
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
FSP 107-1
FASB Staff Position No. 107-1, “Interim Disclosures about Fair Value of Financial Statements” (“FSP 107-1”), amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP 107-1 also amends APB 18, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. We adopted FSP 107-1 as required in the second quarter of 2009 (Note 9).
FSP 157-4
FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of market activity for an asset or liability have significantly decreased. We adopted FSP 157-4 as required in the second quarter of 2009. The adoption of FSP 157-4 did not have a material effect on our financial position and results of operations.
FSP 115-2 and 124-2
FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 & 124-2”), amends the other-than-temporary impairment guidance under existing GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. FSP 115-2 & 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We adopted FSP 115-2 & 124-2 as required in the second quarter of 2009. The adoption of FSP 115-2 & 124-2 did not have a material effect on our financial position and results of operations.
SFAS 165
SFAS No. 165, “Subsequent Events” (“SFAS 165”), establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, SFAS 165 is based on the same principles as those that currently exist in the auditing standards. SFAS 165 also requires disclosure of the date through which an entity has evaluated subsequent events. We adopted SFAS 165 as required in the second quarter of 2009 for events occurring after June 30, 2009. The adoption of SFAS 165 did not have a material effect on our financial position and results of operations.

Notes to Consolidated Financial Statements
Recent Accounting Pronouncements (not required to be adopted as of June 30, 2009)
SFAS 166
SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”), amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” by, among other things, eliminating the concept of a qualifying special-purpose entity; limiting the circumstances where the transfer of a portion of a financial asset will qualify as a sale even if all other derecognition criteria are met; clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; and expanding the disclosures surrounding transfers of financial assets. SFAS 166 is effective for our 2010 fiscal year. We are currently assessing the potential impact that the adoption of SFAS 166 will have on our financial position and results of operations.
SFAS 167
SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), amends FIN 46R and changes the consolidation guidance applicable to a VIE. SFAS 167 eliminates the quantitative approach previously required for determining the primary beneficiary of a VIE and establishes a qualitative analysis that will include, among other things, consideration of whether the reporting entity has the power to direct matters that most significantly impact the activities of the VIE, as well as whether the reporting entity has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. SFAS 167 also requires reassessments of whether the reporting entity is the primary beneficiary of a VIE on an ongoing basis, rather than only when specific events occur, and requires enhanced disclosures about the reporting entity’s involvement with a VIE. SFAS 167 is effective for our 2010 fiscal year. We are currently assessing the potential impact that the adoption of SFAS 167 will have on our financial position and results of operations.
Note 3. Agreements and Transactions with Related Parties
Advisory Services
Directly and through wholly-owned subsidiaries, we earn revenue as the advisor to the CPA® REITs. Under the advisory agreements with the CPA® REITs, we perform various services, including but not limited to the day-to-day management of the CPA® REITs and transaction-related services. We earn asset management revenue generally totaling 1% per annum of average invested assets, as calculated pursuant to the advisory agreements for each CPA® REIT, of which 1/2 of 1% (“performance revenue”) is contingent upon specific performance criteria for each CPA® REIT. For CPA®:17 — Global, we earn asset management revenue ranging from 0.5% of average market value, for long-term net leases and certain other types of real estate investments, to 1.75% of average equity value, for certain types of securities. For CPA®:17 — Global, we also receive up to 10% of distributions of available cash from its operating partnership. For the six months ended June 30, 2009, we received $0.6 million in cash under this provision. There was no such cash received for the six months ended June 30, 2008 as CPA®:17 — Global was in its fundraising phase. Total asset-based revenue earned was $19.2 million and $20.0 million for the three months ended June 30, 2009 and 2008, respectively, and $38.3 million and $40.2 million for the six months ended June 30, 2009 and 2008, respectively.
The advisory agreements allow us to elect to receive shares of restricted stock for any revenue due from each CPA® REIT. In 2009, we elected to receive all asset management revenue in cash, with the exception of CPA®:17 — Global’s asset management revenue, which we elected to receive in restricted shares. We also elected to receive performance revenue from CPA®:16 — Global in restricted shares, while for CPA®:14 and CPA®:15, we elected to receive 80% of all performance revenue in restricted shares, with the remaining 20% payable in cash. We do not earn performance revenue from CPA®:17 — Global. In 2008, for CPA®:14, CPA®:15 and CPA®:16 — Global, we elected to receive all asset management revenue in cash and all performance revenue in restricted shares rather than cash, while for CPA®:17 — Global, we elected to receive asset management revenue in restricted shares rather than cash.
In connection with structuring and negotiating investments and related mortgage financing for the CPA® REITs, the advisory agreements provide for structuring revenue based on the cost of investments. Under each of the advisory agreements, we may receive acquisition revenue of up to an average of 4.5% of the total cost of all investments made by each CPA® REIT. A portion of this revenue (generally 2.5%) is paid when the transaction is completed, while the remainder (generally 2%) is payable in equal annual installments ranging from three to eight years, subject to the relevant CPA® REIT meeting its performance criterion. Unpaid installments bear interest at annual rates ranging from 5% to 7%. For certain types of non-long term net lease investments acquired on behalf of CPA®:17 — Global, initial acquisition revenue may range from 0% to 1.75% of the equity invested plus the related acquisition revenue, with no deferred acquisition revenue being earned. We may be entitled, subject to CPA® REIT board approval, to loan refinancing revenue of up to 1% of the principal amount refinanced in connection with structuring and negotiating investments. This loan refinancing revenue, together with the acquisition revenue, is referred to as structuring revenue. We earned structuring revenue of $0.4 million and $3.2 million for the three months ended June 30, 2009 and 2008, respectively, and $10.8 million and $6.6 million for the six months ended June 30, 2009 and 2008, respectively. In addition, we may also earn revenue related to the disposition of properties, subject to subordination provisions, and will only recognize such revenue as such provisions are achieved.

Notes to Consolidated Financial Statements
We are also reimbursed by the CPA® REITs for certain costs, primarily broker/dealer commissions paid on behalf of the CPA® REITs and marketing and personnel costs. For each of the three month periods ended June 30, 2009 and 2008, reimbursed costs totaled $11.1 million. For the six months ended June 30, 2009 and 2008, reimbursed costs totaled $20.1 million and $21.4 million, respectively.
Pursuant to a sales agency agreement between our wholly-owned broker-dealer subsidiary and CPA®:17 — Global, we earn a selling commission of up to $0.65 per share sold, selected dealer revenue of up to $0.20 per share sold and/or wholesaling revenue for selected dealers or investment advisors of up to $0.15 per share sold. We will re-allow all selling commissions to selected dealers participating in CPA®:17 — Global’s offering and will re-allow up to the full selected dealer revenue to selected dealers. We will use any retained portion of the selected dealer revenue together with the wholesaling revenue to cover other underwriting costs incurred in connection with CPA®:17 — Global’s offering. Total underwriting compensation earned in connection with CPA®:17 — Global’s offering, including selling commissions, selected dealer revenue, wholesaling revenue and reimbursements made by us to selected dealers, cannot exceed the limitations prescribed by the Financial Industry Regulatory Authority (“FINRA”). The limit on underwriting compensation is currently 10% of gross offering proceeds. We may also be reimbursed up to an additional 0.5% of the gross offering proceeds for bona fide due diligence expenses.
Other Transactions
We own interests in entities ranging from 5% to 95%, including jointly-controlled tenant-in-common interests in properties, with the remaining interests generally held by affiliates, and own common stock in each of the CPA® REITs.
We are the general partner in a limited partnership (which we consolidate for financial statement purposes) that leases our home office space and participates in an agreement with certain affiliates, including the CPA® REITs, for the purpose of leasing office space used for the administration of our operations and the operations of our affiliates and for sharing the associated costs. During each of the three month periods ended June 30, 2009 and 2008, we recorded income from noncontrolling interest partners of $0.6 million, in each case related to reimbursements from these affiliates. During the six months ended June 30, 2009 and 2008, we recorded income from noncontrolling interest partners of $1.2 million and $1.1 million, respectively. The average estimated minimum lease payments on the office lease, inclusive of noncontrolling interests, as of June 30, 2009 approximates $2.9 million annually through 2016.
Included in Accounts payable, accrued expenses and other liabilities in the consolidated balance sheets at each of June 30, 2009 and December 31, 2008 are amounts due to affiliates totaling $0.9 million.
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

Notes to Consolidated Financial Statements
Note 4. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows (in thousands):

	June 30, 2009	December 31, 2008
Land	$107,191	$109,234
Buildings	490,877	493,810
Less: Accumulated depreciation	(109,611)	(103,249)

	$488,457	$499,795

The valuation of impaired real estate assets is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows, the income capitalization approach considering prevailing market capitalization rates, analysis of recent comparable sales transactions, actual sales negotiations and bona fide purchase offers received from third parties, and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence. The fair value of real estate investments generally reflects sale costs as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which may be incurred upon disposition of real estate investments.
For the three and six months ended June 30, 2009, we recognized impairment charges totaling $1.7 million on four vacant investment properties to reduce these properties’ carrying values to their current expected selling prices.
Operating real estate, which consists primarily of our self-storage investments and Livho subsidiary, at cost, is summarized as follows (in thousands):

	June 30, 2009	December 31, 2008
Land	$16,256	$15,408
Buildings	69,335	69,139
Less: Accumulated depreciation	(11,025)	(10,013)

	$74,566	$74,534

Carey Storage Transaction
In January 2009, our consolidated subsidiary, Carey Storage, completed a transaction whereby it received cash proceeds of $21.9 million, plus a commitment to invest up to a further $8.1 million of equity, from a third party to fund the purchase of self-storage assets in the future in exchange for a 60% interest in its self storage portfolio. Carey Storage incurred transaction-related costs totaling approximately $1.0 million in connection with this transaction. Due to an option to repurchase this interest at fair value, we account for this transaction under the profit sharing method.
In connection with this transaction, Carey Storage repaid, in full, the $35.0 million outstanding balance on its secured credit facility at a discount for $28.0 million and recognized a gain of $7.0 million on the repayment of this debt, inclusive of the third party’s interest of $4.2 million. The debt repayment was financed with a portion of the proceeds from the exchange of the 60% interest and non-recourse debt with a new lender totaling $25.0 million, of which $18.0 million is secured by individual mortgages on seven of the self storage properties in the portfolio and $7.0 million is secured by individual mortgages on the other six self storage properties in the portfolio. The new financing bears interest at a fixed rate of 7% per annum and has a 10 year term with a rate reset after 5 years.
The $7.0 million gain recognized on the repayment and the third party’s interest in this gain of $4.2 million are both reflected in Other income and expenses in the consolidated financial statements.
Other
In connection with our acquisition of properties, we have recorded net lease intangibles of $35.6 million, which are being amortized over periods ranging from three years to 30 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to revenue. Below-market rent intangibles are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements. Net amortization of intangibles was $1.6 million and $1.8 million for the three months ended June 30, 2009 and 2008, respectively, and $3.3 million and $3.6 million for the six months ended June 30, 2009 and 2008, respectively.

Notes to Consolidated Financial Statements
Note 5. Equity Investments in Real Estate and CPA® REITs
Our equity investments in real estate, which are accounted for under the equity method, are summarized below for our investments in the CPA® REITs and interests in unconsolidated venture properties.
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
The following table sets forth certain information about our investments in the CPA® REITs (dollars in thousands):

	% of Outstanding Shares at		Carrying Amount of Investment at
Fund	June 30, 2009	December 31, 2008	June 30, 2009(a)	December 31, 2008(a)
CPA®:14	8.1%	7.4%	$80,834	$78,052
CPA®:15	6.2%	5.5%	76,407	74,959
CPA®:16 — Global	4.3%	3.7%	50,263	46,880
CPA®:17 — Global	0.4%	0.2%	2,067	1,080

			$209,571	$200,971

(a)	Includes fee receivable at period end for which shares will be issued during the subsequent period.
The following table presents combined summarized financial information for the CPA® REITs (for the entire entities, not our proportionate share) (in thousands):

	June 30, 2009	December 31, 2008
Assets	$8,295,708	$8,272,855
Liabilities	(4,517,954)	(4,605,886)

Owner’s equity	$3,777,754	$3,666,969

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues	$190,557	$182,540	$370,487	$377,758
Expenses	(158,565)	(148,824)	(350,701)	(290,444)

Net income	$31,992	$33,716	$19,786	$87,314

We recognized income from our equity investments in the CPA® REITs of $1.8 million and $1.7 million for the three months ended June 30, 2009 and 2008, respectively, and $0.6 million and $4.6 million for the six months ended June 30, 2009 and 2008, respectively.
Interests in Unconsolidated Venture Properties
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies in which our ownership interests are 60% or less and we exercise significant influence, and (ii) as tenants-in-common subject to common control (Note 2). All of the underlying investments are generally owned with affiliates that have similar investment objectives to ours.

Notes to Consolidated Financial Statements
The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values, inclusive of amortization of differences between the fair value of investments acquired and the carrying value of the ventures’ net assets as of the date of acquisition and depreciation adjustments related to other-than-temporary impairment charges, as applicable (dollars in thousands):

	Ownership Interest	Carrying Value at
Lessee	at June 30, 2009	June 30, 2009	December 31, 2008
The New York Times Company (a)	18%	$39,968	$—
Schuler A.G. (b) (c)	33%	24,452	23,279
Carrefour France, S.A. (b)	46%	16,738	17,213
Medica — France, S.A. (b)	46%	7,121	7,115
Hologic, Inc. (c)	36%	4,542	4,402
Consolidated Systems, Inc. (c)	60%	3,402	3,420
Hellweg Die Profi-Baumarkte GmbH & Co. KG (b)	5%	2,540	2,467
Federal Express Corporation	40%	2,321	2,565
Childtime Childcare, Inc.	34%	1,792	1,748
Information Resources, Inc.	33%	1,766	1,571
The Retail Distribution Group	40%	125	264
Sicor, Inc. (c) (d)	50%	(4,840)	(4,395)

		$99,927	$59,649

(a)	We acquired our interest in this investment during the first quarter of 2009.

(b)	Carrying value of investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(c)	Represents tenant-in-common interest (Note 2).

(d)	In 2007, this venture completed the refinancing of an existing $2.5 million non-recourse mortgage with new non-recourse financing of $35.3 million based on the appraised value of the underlying real estate of the venture and distributed the proceeds to the venture partners.
The following table presents combined summarized financial information of our venture properties (for the entire ventures, not our proportionate share) (in thousands):

	June 30, 2009	December 31, 2008
Assets	$1,069,183	$816,502
Liabilities	(608,016)	(615,759)

Owner’s equity	$461,167	$200,743

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues	$30,228	$22,830	$54,792	$44,802
Expenses	(14,390)	(17,034)	(27,241)	(34,015)

Net income	$15,838	$5,796	$27,551	$10,787

We recognized income from these equity investments in real estate of $3.1 million and $2.2 million for the three months ended June 30, 2009 and 2008, respectively, and $5.7 million and $4.1 million for the six months ended June 30, 2009 and 2008, respectively. These amounts represent our share of the income of these ventures, inclusive of the amortization of differences between the fair value of investments acquired and the carrying value of the ventures’ net assets as of the date of acquisition and depreciation adjustments related to other-than-temporary impairment charges.
Equity Investments in Real Estate Acquired
2009 — In March 2009, an entity in which we, CPA®:16 — Global and CPA®:17 — Global hold 17.75%, 27.25% and 55% interests, respectively, completed a net lease financing transaction with respect to a leasehold condominium interest, encompassing approximately 750,000 rentable square feet, in the office headquarters of The New York Times Company for approximately $233.7 million in the aggregate. Our share of the purchase price was approximately $40.0 million, which we funded with proceeds from our line of credit. We account for this investment under the equity method of accounting as we do not have a controlling interest in the entity but exercise significant influence over it. In connection with this investment, which was not deemed to be an acquisition of a business pursuant to the provisions of SFAS 141R, the venture capitalized costs and fees totaling $8.7 million.

Notes to Consolidated Financial Statements
Note 6. Discontinued Operations
Tenants from time to time may vacate space due to lease buy-outs, elections not to renew, company insolvencies or lease rejections in the bankruptcy process. In such cases, we assess whether the highest value is obtained from re-leasing or selling the property. In addition, in certain cases, we may elect to sell a property that is occupied if it is considered advantageous to do so. When it is determined that the relevant criteria have been met in accordance with SFAS 144, the asset is reclassified as an asset held for sale and current and prior period results of operations are classified as discontinued operations.
In May 2009, we entered into an agreement to sell a property for approximately $3.3 million. In connection with the sale, we recorded an impairment charge of $0.6 million in the three and six months ended June 30, 2009 in order to reduce the carrying value of the property to its estimated selling price. We completed this sale in July 2009.
During the six months ended June 30, 2009, we sold two domestic properties for $3.8 million, net of selling costs, and recognized a net gain on sale of $0.3 million.
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
In accordance with SFAS 144, the results of operations for properties held for sale or disposed of are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues	$78	$3,951	$241	$4,077
Expenses	(153)	(218)	(341)	(371)
Gain on sale of real estate	478	—	343	—
Impairment charge	(580)	—	(580)	—

(Loss) income from discontinued operations	$(177)	$3,733	$(337)	$3,706

Note 7. Commitments and Contingencies
As of June 30, 2009, we were not involved in any material litigation.
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
Note 8. Settlement of SEC Investigation
In March 2008, we entered into a settlement with the SEC with respect to all matters relating to a previously disclosed investigation. In connection with the settlement, we made payments of $20.0 million, including interest, to certain of our managed REITs and paid a $10.0 million civil penalty. In anticipation of this settlement, we took a charge of $30.0 million in the fourth quarter of 2007 and recognized an offsetting $9.0 million tax benefit in the same period. As a result, the settlement is reflected as “Decrease in settlement provision” in our Consolidated Statement of Cash Flows for the six months ended June 30, 2008. For additional information about the SEC investigation and the settlement, please refer to our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 2, 2009.

Notes to Consolidated Financial Statements
Note 9. Fair Value Measurements
We account for financial and nonfinancial assets and liabilities in accordance with SFAS 157. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$6,097	$6,097	$—	$—
Marketable securities	1,671	—	—	1,671

Total	$7,768	$6,097	$—	$1,671

Liabilities:
Derivative liabilities	$533	$—	$533	$—

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$2,068	$2,068	$—	$—
Marketable securities	1,628	—	—	1,628

Total	$3,696	$2,068	$—	$1,628

Liabilities:
Derivative liabilities	$419	$—	$419	$—

Assets and liabilities presented above exclude financial assets and liabilities owned by unconsolidated ventures.

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3 Only)
	Marketable	Derivative	Total	Marketable	Derivative	Total
	Securities	Assets	Assets	Securities	Assets	Assets
	Three months ended June 30, 2009			Three months ended June 30, 2008
Beginning balance	$1,620	$—	$1,620	$1,661	$204	$1,865
Total gains or losses (realized and unrealized):
Included in earnings	—	—	—	(1)	(204)	(205)
Included in other comprehensive income	6	—	6	(8)	—	(8)
Purchases, issuances and settlements	45	—	45	—	—	—

Ending balance	$1,671	$—	$1,671	$1,652	$—	$1,652

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—	$—	$—	$(204)	$(204)

Notes to Consolidated Financial Statements

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3 Only)
	Marketable	Derivative	Total	Marketable	Derivative	Total
	Securities	Assets	Assets	Securities	Assets	Assets
	Six months ended June 30, 2009			Six months ended June 30, 2008
Beginning balance	$1,628	$—	$1,628	$1,494	$204	$1,698
Total gains or losses (realized and unrealized):
Included in earnings	(1)	—	(1)	(2)	(204)	(206)
Included in other comprehensive income	(1)	—	(1)	(20)	—	(20)
Purchases, issuances and settlements	45	—	45	180	—	180

Ending balance	$1,671	$—	$1,671	$1,652	$—	$1,652

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(1)	$—	$(1)	$—	$(204)	$(204)

Gains and losses (realized and unrealized) included in earnings are included in Other income and expenses in the consolidated financial statements.
We estimate that the fair value of our non-recourse debt and line of credit in the aggregate was $355.2 million and $319.4 million at June 30, 2009 and December 31, 2008, respectively. The fair value of our debt instruments was evaluated using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. The carrying value of the combined debt was $358.0 million and $326.9 million at June 30, 2009 and December 31, 2008, respectively.
Marketable securities had a carrying value of $1.7 million and $1.6 million as of June 30, 2009 and December 31, 2008, respectively, and an estimated fair value of $1.6 million at both June 30, 2009 and December 31, 2008. We estimate that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at June 30, 2009 and December 31, 2008, respectively.
Note 10. Risk Management and Use of Derivative Financial Instruments
Risk Management
In the normal course of our on-going business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of the properties and related loans as well as marketable securities we hold due to changes in interest rates or other market factors as well as changes in the value of the shares we hold in the CPA® REITs. In addition, we own investments in the European Union and are subject to the risks associated with changing foreign currency exchange rates.
Foreign Currency Exchange
We are exposed to foreign currency exchange rate movements, primarily in the Euro. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency but are subject to such movements to the extent of the difference in the timing and amount of the rental obligation and the debt service. We also face challenges with repatriating cash from our foreign investments. We may encounter instances where it is difficult to repatriate cash due to jurisdictional restrictions. We may also encounter instances where repatriating cash will result in current or future tax liabilities. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other income and expenses in the consolidated financial statements.
Use of Derivative Financial Instruments
We account for derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. The accounting for changes in the fair value of derivative instruments depends on the intended use of the derivative and the resulting designation. Derivative instruments used to hedge the exposure to changes in the fair value of an asset, liability, or any firm commitment are considered fair value hedges. For fair value hedges, changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For cash flow hedges, the effective portions of the derivative instruments are reported in Other comprehensive income and are subsequently reclassified into earnings when the forecasted transaction affects earnings. Changes in the fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in earnings in the affected period.

Notes to Consolidated Financial Statements
When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates. We have not entered, and do not plan to enter, into financial instruments for trading or speculative purposes. The primary risk related to our use of derivative instruments is the risk that a counterparty to a hedging arrangement could default on its obligation. We seek to mitigate this risk by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be credit worthy. If we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. In addition to derivative instruments that we enter into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts. In connection with structuring lease transactions, lessees may also grant us common stock warrants that are considered to be derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.
The following table sets forth our derivative instruments at June 30, 2009 and December 31, 2008 (in thousands):

		Liability Derivatives Fair Value at
Derivatives designated as hedging instruments under SFAS 133	Balance Sheet Location	June 30, 2009	December 31, 2008
Interest rate swap	Other liabilities	$(533)	$(419)

Derivatives not designated as hedging instruments under SFAS 133
Interest rate cap (a)	Other liabilities	—	—

Total derivatives		$(533)	$(419)

(a)	Terminated on repayment by Carey Storage of its secured credit facility on January 29, 2009. See “Interest Rate Caps” below.
Our derivative instruments had no impact on our earnings for the three and six months ended June 30, 2009 and 2008. The following table presents the impact of derivative instruments on Accumulated other comprehensive income (“AOCI”) within our consolidated financial statements (in thousands):

	Amount of (Loss) Gain Recognized in
	AOCI on Derivative (Effective Portion)
	Three months ended June 30,		Six months ended June 30,
Derivatives in SFAS 133 Cash Flow Hedging Relationships	2009	2008	2009	2008
Interest rate swap (a)	$124	$470	$(114)	$499

Total	$124	$470	$(114)	$499

(a)	During the three and six months ended June 30, 2009 and 2008, no gains or losses were reclassified from AOCI into income related to effective or ineffective portions of hedging relationships or to amounts excluded from effectiveness testing.
See below for information on our purposes for entering into derivative instruments, including those not designated as hedging instruments.
Interest Rate Swaps
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate non-recourse mortgage loans and may enter into interest rate swap agreements with counterparties. Interest rate swap agreements, which effectively convert the variable rate debt service obligations of the loan to a fixed rate, are agreements in which a series of interest rate flows are exchanged over a specific period. The notional amount on which the swaps are based is not exchanged. Our objective in using derivatives is to limit our exposure to interest rate movements.

Notes to Consolidated Financial Statements
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
The interest rate swap derivative financial instrument that we had outstanding at June 30, 2009 was designated as a cash flow hedge and is summarized as follows (dollars in thousands):

		Notional	Effective	Expiration	Fair Value At
	Type	Amount(a)	Interest Rate	Date	June 30, 2009(a)
3-Month Euribor	“Pay-fixed” swap	$9,241	4.2%	3/2018	$(533)

(a)	Amounts are based upon the Euro exchange rate at June 30, 2009.
Interest Rate Caps
Another way in which we attempt to limit our exposure to the impact of interest rate changes is through the use of interest rate caps. Interest rate caps limit the effective borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. Our secured credit facility had a variable interest rate equal to the one-month LIBOR plus a spread of 225 basis points. In March 2008, we obtained a $35.5 million interest rate cap whereby the LIBOR component of our interest rate could not exceed 4.75% through December 2008. In October 2008, we amended the interest rate cap agreement so that the LIBOR component of the interest rate could not exceed 5.75% through December 2009. In January 2009, this credit facility was repaid and terminated, at which time the interest rate cap was terminated. For the duration of the interest rate cap, we did not account for this instrument as a hedge, and as such, any change in value was reflected in the consolidated statement of income. The interest rate cap had no value at both December 31, 2008 and the date of termination, and no gains or losses were included in Other income and expenses for the three and six months ended June 30, 2009 and 2008.
Other
Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our non-recourse variable-rate debt. As of June 30, 2009, we estimate that an additional $0.3 million will be reclassified as interest expense during the next year.
We have agreements with certain of our derivative counterparties that contain a provision where, if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of June 30, 2009, the fair value of our derivatives was in a net liability position of $0.6 million, which includes accrued interest but excludes any adjustment for nonperformance risk. If we had breached any of these provisions at June 30, 2009, we could have been required to settle our obligations under these agreements at their termination value of $0.7 million.
Portfolio Concentration Risk
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
The majority of our directly owned real estate properties and related loans are located in the United States, and at June 30, 2009, Texas (15%), California (12%) and Michigan (10%) represented the only significant geographic concentrations (10% or more of current annualized lease revenue). As of June 30, 2009, no individual tenant accounted for more than 10% of current annualized lease revenue. As of June 30, 2009, our directly owned real estate properties contain significant concentrations in the following asset types: industrial (38%), office (36%) and warehouse/distribution (13%); and in the following tenant industries: telecommunications (16%) and business and commercial services (15%).
Note 11. Equity and Stock Based and Other Compensation
Stock Based and Other Compensation
The total compensation expense (net of forfeitures) for our stock-based compensation plans was $2.8 million and $1.8 million for the three months ended June 30, 2009 and 2008, respectively, and $5.3 million and $3.9 million for the six months ended June 30, 2009 and 2008, respectively. The tax benefit recognized by us related to stock-based compensation plans totaled $1.3 million and $0.8 million for the three months ended June 30, 2009 and 2008, respectively, and $2.3 million and $1.7 million for the six months ended June 30, 2009 and 2008, respectively.

Notes to Consolidated Financial Statements
We have several stock-based compensation plans or arrangements, including the 2009 Share Incentive Plan, 1997 Share Incentive Plan, 2009 Non-Employee Directors’ Incentive Plan, 1997 Non-Employee Directors’ Plan, Employee Share Purchase Plan and Partnership Equity Plan. There has been no significant activity or changes to the terms and conditions of any of these plans or arrangements during 2009, other than those described below.
1997 Share Incentive Plan
In January 2009, the compensation committee of our board of directors approved long-term incentive awards consisting of 123,550 restricted stock units, which represent the right to receive shares of our common stock based on established restrictions, and 152,000 performance share units, which represent the right to receive shares of our common stock based on the level of achievement during a specified performance period of one or more performance goals, under the 1997 Share Incentive Plan. The restricted stock units are scheduled to vest over three years. Vesting of the performance share units is conditional on certain performance goals being met by us during the performance period from January 1, 2009 through December 31, 2011. The ultimate number of shares to be issued upon vesting of performance share units will depend on the extent to which we meet the performance goals and can range from zero to three times the original “target” awards noted above. The compensation committee set goals for the 2009 grant with the expectation that the number of shares to be issued upon vesting of performance share units will be at target levels. Based in part on our results through June 30, 2009 and expectations at that date regarding our future performance, we currently anticipate that the performance goals will be met at target levels for three of the four goals and at threshold level, or 0.5 times the original award, for one goal. As a result, we currently expect to recognize compensation expense totaling approximately $7.1 million over the vesting period, of which $0.7 million and $1.0 million was recognized during the three and six months ended June 30, 2009, respectively. We will review our performance against these goals periodically and update expectations as warranted.
2009 Share Incentive Plan
In June 2009, our stockholders approved the 2009 Share Incentive Plan (the “2009 Incentive Plan”) to replace the predecessor plan, the 1997 Share Incentive Plan, except with respect to outstanding contractual obligations under the predecessor plan, so that no further awards can be made under that plan. The 2009 Incentive Plan authorizes the issuance of up to 3.6 million shares of our common stock and provides for the grant of (i) share options, (ii) restricted shares or units, (iii) performance shares or units, and (iv) dividend equivalent rights. The vesting of grants is accelerated upon a change in our control and under certain other conditions.
2009 Non-Employee Directors’ Incentive Plan
In June 2009, our stockholders approved the 2009 Non-Employee Directors’ Incentive Plan (the “2009 Directors’ Plan”), to replace the predecessor plan, the 1997 Non-Employee Directors’ Incentive Plan, except with respect to outstanding contractual obligations under the predecessor plan, so that no further awards can be made under that plan. The 2009 Directors’ Plan authorizes the issuance of 325,000 shares of our common stock and provides for the automatic annual grant of restricted share units with a total value of $50,000. In the discretion of our board of directors, the awards may also be in the form of share options or restricted shares, or any combination of the permitted awards.
Partnership Equity Plan Unit
During 2003, we adopted a non-qualified deferred compensation plan (the Partnership Equity Plan, or “PEP Plan”) under which a portion of any participating officer’s cash compensation in excess of designated amounts was deferred and the officer was awarded Partnership Equity Plan Units (“PEP Units”). The value of each PEP Unit was intended to correspond to the value of a share of the CPA® REIT designated at the time of such award. During 2005, further contributions to the initial PEP Plan were terminated and it was succeeded by a second PEP Plan. As amended, payment under these plans will occur at the earlier of December 16, 2013 (in the case of the initial PEP Plan) or twelve years from the date of award. The award is fully vested upon grant. Each of the PEP Plans is a deferred compensation plan and is therefore considered to be outside the scope of SFAS 123R and subject to liability award accounting. The value of the plan is reflected at fair value each quarter and is subject to changes in the fair value of the PEP Units. Further contributions to the second PEP Plan were terminated as of December 31, 2007, however this termination did not affect any awardees’ rights pursuant to awards granted under this Plan. In December 2008, participants in the PEP Plan were required to make an election to either (i) remain in the PEP Plans, (ii) receive cash for their PEP Units (available to former employees only) or (iii) convert their PEP Units to fully vested restricted stock units (“RSUs”) (available to current employees only) to be issued under the 1997 Incentive Plan on June 15, 2009. Substantially all of the PEP participants elected to receive cash or convert their existing PEP Units to RSUs. In January 2009, we paid $2.0 million in cash to former employee participants who elected to receive cash for their PEP Units. As a result of the election to convert PEP Units to RSUs, we derecognized $9.5 million of our existing PEP liability and recorded a deferred compensation obligation within W. P. Carey members’ equity in the same amount during the second quarter of 2009. The PEP participants that elected RSUs received a number of RSUs equal to the total value of their PEP Units divided by the closing price of our common stock on that date. The PEP participants electing to receive RSUs were required to defer receipt of the underlying shares of our common stock for a minimum of two years. These participants are entitled to receive dividend equivalents equal to the amount of dividends paid on the underlying common stock during the deferral period. At June 30, 2009, we are obligated to issue $9.8 million of our common stock underlying RSUs, which is recorded within equity as deferred compensation obligation. The remaining PEP liability pertaining to participants who elected to remain in the plan was $0.7 million as of June 30, 2009.

Notes to Consolidated Financial Statements
Earnings Per Share
The following table summarizes basic and diluted earnings per share for the periods indicated (in thousands, except share amounts):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income attributable to W. P. Carey members	$14,977	$19,848	$32,686	$36,949
Allocation of distributions paid on unvested restricted stock units in excess of net income	(296)	53	(592)	(106)

Net income — basic	14,681	19,901	32,094	36,843
Income effect of dilutive securities, net of taxes	62	260	193	403

Net income — diluted	$14,743	$20,161	$32,287	$37,246

Weighted average shares outstanding — basic	39,350,684	39,204,221	39,067,391	39,039,617
Effect of dilutive securities	714,811	1,052,437	713,317	1,231,568

Weighted average shares outstanding — diluted	40,065,495	40,256,658	39,780,708	40,271,185

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
Securities included in our diluted earnings per share determination consist of stock options and restricted stock. Securities totaling 1.8 million shares and 2.0 million shares for the three and six months ended June 30, 2009, respectively, were excluded from the earnings per share computations above as their effect would have been anti-dilutive. There were no such anti-dilutive securities for the three and six months ended June 30, 2008.
Share Repurchase Program
In December 2008, the Executive Committee of our board of directors (the “Executive Committee”) approved a program to repurchase up to $10.0 million of our common stock through March 4, 2009 or the date the maximum was reached, if earlier. During the term of this program, we repurchased a total of $9.3 million of our common stock. In March 2009, our Executive Committee approved a further program to repurchase up to an additional $3.5 million of our common stock through March 27, 2009 or the date the maximum was reached, if earlier. During the term of this program, we repurchased an additional $2.8 million of our common stock.
Other
We have employment contracts with certain senior executives. These contracts provide for severance payments in the event of termination under certain conditions including a change of control.
During the three months ended June 30, 2009 and 2008, we recognized severance costs totaling approximately $0.1 million and $0.2 million, respectively, related to several former employees. During the six months ended June 30, 2009 and 2008, we recognized severance costs totaling approximately $1.4 million and $0.7 million, respectively. Such costs are included in general and administrative expenses in the accompanying consolidated financial statements.
Note 12. Noncontrolling Interests
On January 1, 2009, we adopted SFAS 160 as required. SFAS 160 establishes and expands accounting and reporting standards for noncontrolling interests in a subsidiary, which have been recharacterized as noncontrolling interests, and, if applicable, the deconsolidation of a subsidiary. There were no changes in our ownership interest in any of our consolidated subsidiaries for six months ended June 30, 2009.

Notes to Consolidated Financial Statements
The following table presents a reconciliation of total equity, the equity attributable to our shareholders and the equity attributable to noncontrolling interests (in thousands):

		W. P. Carey	Noncontrolling
	Total	Members	Interests
Balance at January 1, 2008	$632,710	$626,560	$6,150
Shares issued	23,342	23,342	—
Contributions	2,582	—	2,582
Redemption value adjustment	(322)	(322)	—
Net income	77,097	78,047	(950)
Stock based compensation expense under SFAS 123R	7,285	7,285	—
Windfall tax benefits — share incentive plans	2,156	2,156	—
Distributions	(79,454)	(77,986)	(1,468)
Change in other comprehensive loss	(3,648)	(3,566)	(82)
Shares repurchased	(15,413)	(15,413)	—

Balance at January 1, 2009	646,335	640,103	6,232

Shares issued	874	874	—
Contributions	1,583	102	1,481
Redemption value adjustment	336	336	—
Net income	32,313	32,686	(373)
Stock based compensation expense under SFAS 123R	5,260	5,260	—
Windfall tax benefits — share incentive plans	242	242	—
Distributions	(39,661)	(39,005)	(656)
Deferred compensation obligation	9,461	9,461	—
Change in other comprehensive loss	(248)	(244)	(4)
Shares repurchased	(11,514)	(11,514)	—

Balance at June 30, 2009	$644,981	$638,301	$6,680

Redeemable Noncontrolling Interests
As a result of adopting SFAS 160 on January 1, 2009, we account for the noncontrolling interests in WPCI as redeemable noncontrolling interests and reflect the partners’ interest at estimated redemption value for all periods presented. Redeemable noncontrolling interests, as presented on the consolidated balance sheets, reflect adjustments of $(0.3) million and $0.3 million at June 30, 2009 and December 31, 2008, respectively, to present the partners’ interest at redemption value.
The following table presents a reconciliation of redeemable noncontrolling interests (in thousands):

Balance at January 1, 2008	$20,394
Redemption value adjustment	322
Net income	1,508
Distributions	(4,139)

Balance at January 1, 2009	18,085

Redemption value adjustment	(336)
Net income	338
Distributions	(2,969)
Change in other comprehensive loss	8

Balance at June 30, 2009	$15,126

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

Notes to Consolidated Financial Statements
At June 30, 2009, we had unrecognized tax benefits of $0.6 million (net of federal benefits) that, if recognized, would favorably affect the effective income tax rate in any future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2009, we had $0.1 million of accrued interest and penalties related to uncertain tax positions.
During the next year, we currently expect the liability for uncertain taxes to increase on a similar basis to the additions that occurred in 2008. Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. (The tax years 2005-2008 remain open to examination by the major taxing jurisdictions to which we are subject.)
Our wholly owned REIT subsidiary, Carey REIT II, Inc. (“Carey REIT II”), owns our real estate assets and has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, with the filing of its 2007 return. In order to maintain its qualification as a REIT, Carey REIT II is required to, among other things, distribute at least 90% of its REIT net taxable income to its shareholders (excluding net capital gains) and meet certain tests regarding the nature of its income and assets. As a REIT, Carey REIT II is not subject to U.S. federal income tax with respect to the portion of its income that meets certain criteria and is distributed annually to shareholders. Accordingly, no provision for U.S. federal income taxes is included in the consolidated financial statements. We believe we have operated, and we intend to continue to operate, in a manner that allows Carey REIT II to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, Carey REIT II would be subject to U.S. federal income tax.
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
Real Estate Ownership
This business segment owns and invests in commercial properties globally that are then leased to companies, primarily on a triple net lease basis and includes the operations from such investments. Because of our legal structure, these operations are generally not subject to U.S. federal income taxes; however, they may be subject to certain state, local and foreign taxes.

Notes to Consolidated Financial Statements
The following table presents a summary of comparative results of these business segments (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Investment Management
Revenues (a)	$32,304	$35,776	$71,910	$70,824
Operating expenses (a)	(25,628)	(25,318)	(52,404)	(50,313)
Other, net (b)	2,718	4,221	2,358	7,883
Provision for income taxes	(3,440)	(7,556)	(9,205)	(14,340)

Income from continuing operations attributable to W. P. Carey members	$5,954	$7,123	$12,659	$14,054

Real Estate Ownership (c)
Revenues	$23,122	$22,601	$44,732	$44,798
Operating expenses	(12,504)	(11,147)	(23,429)	(22,276)
Interest expense	(3,923)	(4,532)	(8,252)	(9,575)
Other, net (b)	2,785	1,936	8,028	6,468
Provision for income taxes	(280)	134	(715)	(226)

Income from continuing operations attributable to W. P. Carey members	$9,200	$8,992	$20,364	$19,189

Total Company
Revenues (a)	$55,426	$58,377	$116,642	$115,622
Operating expenses (a)	(38,132)	(36,465)	(75,833)	(72,589)
Interest expense	(3,923)	(4,532)	(8,252)	(9,575)
Other, net (b)	5,503	6,157	10,386	14,351
Provision for income taxes	(3,720)	(7,422)	(9,920)	(14,566)

Income from continuing operations attributable to W. P. Carey members	$15,154	$16,115	$33,023	$33,243

	Equity Investments in Real Estate as of		Total Long-Lived Assets(d) as of		Total Assets as of
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Investment Management	$209,571	$200,971	$217,460	$210,249	$339,835	$346,568
Real Estate Ownership (c)	99,927	59,649	746,274	734,544	797,210	764,568

Total Company	$309,498	$260,620	$963,734	$944,793	$1,137,045	$1,111,136

(a)	Included in revenues and operating expenses are reimbursable costs from affiliates totaling $11.1 million for each of the three month periods ended June 30, 2009 and 2008, and $20.1 million and $21.4 million for the six months ended June 30, 2009 and 2008, respectively.

(b)	Includes interest income, income from equity investments in real estate, income (loss) attributable to noncontrolling interests and other income and expenses.

(c)	Includes investments in France, Poland and Germany that accounted for lease revenues (rental income and interest income from direct financing leases) of $1.8 million and $1.9 million for the three months ended June 30, 2009 and 2008, respectively, and $3.6 million and $3.8 million for the six months ended June 30, 2009 and 2008, respectively, as well as income from equity investments in real estate of $1.3 million and $1.7 million for the three months ended June 30, 2009 and 2008, respectively, and $3.0 million and $3.1 million for the six months ended June 30, 2009 and 2008, respectively. These investments also accounted for long-lived assets as of June 30, 2009 and December 31, 2008 of $47.6 million and $48.5 million, respectively.

(d)	Includes real estate, net investment in direct financing leases, equity investments in real estate, operating real estate and intangible assets related to management contracts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. The discussion also provides information about the financial results of the segments of our business to provide a better understanding of how these segments and their results affect our financial condition and results of operations. Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.
Business Overview
We provide long-term sale-leaseback and build-to-suit transactions for companies worldwide and manage a global investment portfolio of over 870 properties, including our own portfolio. We operate in two business segments, investment management and real estate ownership, as described below.
Investment Management — We provide services to four affiliated publicly-owned, non-traded real estate investment trusts: CPA®:14, CPA®:15, CPA®:16 — Global and CPA®:17 — Global (collectively, the “CPA® REITs”). We structure and negotiate investment and debt placement transactions for the CPA® REITs (for which we earn structuring revenue) and provide on-going management of their portfolios (for which we earn asset-based management and performance revenues). Asset-based management and performance revenues from the CPA® REITs are based on real estate-related assets under management. As funds available to the CPA® REITs are invested, the asset base for which we earn revenue increases. This asset base is subject to annual valuations once each CPA® REIT becomes fully invested, and may increase or decrease as a result. In addition, we receive a percentage of distributions of available cash from CPA®:17 — Global’s operating partnership. We may also earn incentive and disposition revenue and receive other compensation in connection with providing liquidity alternatives to CPA® REIT shareholders. Collectively, the CPA® REITs own all or a portion of over 730 properties, including certain properties in which we have an ownership interest. Substantially all of these properties, totaling approximately 92.1 million square feet (on a pro rata basis), are net leased to 217 tenants, with an occupancy rate of 98% at June 30, 2009.
Real Estate Ownership — We own and invest in commercial properties globally that are then leased to companies, primarily on a triple-net leased basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. We may also invest in other properties on an opportunistic basis. Our portfolio is comprised of our full or partial ownership interest in 173 properties, including certain properties in which the CPA® REITs have an ownership interest. Substantially all of these properties, totaling approximately 17 million square feet (on a pro rata basis), are net leased to 82 tenants, with an occupancy rate of 94% at June 30, 2009.
Financial Highlights
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Total revenue (excluding reimbursed costs from affiliates) (a)	$44,311	$47,297	$96,531	$94,176
Net income attributable to W. P. Carey members (b)	14,977	19,848	32,686	36,949
Cash flow from operating activities (c)			34,683	27,219

(a)	Revenues from our investment management operations fluctuate period to period based primarily on the volume of investments structured on behalf of the CPA® REITs. Investment volume was lower in the second quarter of 2009 as compared to the second quarter of 2008, while investment volume was higher in the six months ended June 30, 2009 compared to the prior year period. Lease revenues from our real estate ownership operations declined slightly in both the three and six months ended June 30, 2009 compared to the respective year earlier periods.

(b)	Net income from our real estate operations for the three and six months ended June 30, 2009 included impairment charges totaling $2.3 million. In addition, net income for each of the three and six months ended June 30, 2008 included $3.8 million related to a litigation settlement received from a former tenant.

(c)	Our cash flows fluctuate period to period due to a number of factors, as described in “Financial Condition” below. Cash flow in 2008 was affected by the payment of $30.0 million related to the SEC Settlement (Note 8).

Our quarterly cash distribution increased to $0.498 per share for the second quarter of 2009, or $1.992 per share on an annualized basis.
We consider the performance metrics described above as well as certain non-GAAP performance metrics to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on increasing and enhancing the value, quality and amount of assets under management by our investment management segment and seeking to increase value in our real estate ownership segment. Results of operations by reportable segment are described below.
Current Trends
The deterioration in the credit and real estate financing markets that began in the second half of 2007 and accelerated during 2008 has resulted in a severe financial and economic crisis that persists at the date of this Report and is likely to continue for a significant period of time. The full magnitude, effects and duration of the current financial and economic crisis cannot be predicted. As of the date of this Report, one of the major effects of the economic crisis on our business has been to increase levels of financial distress for tenants in our own portfolio as well as in the portfolios of the CPA® REITs, with several tenants recently filing for bankruptcy protection. The level of market volatility necessarily renders any discussion of current trends that affect our business segments highly uncertain. Nevertheless, as of the date of this Report, the impact of current financial economic trends on our business segments, and our response to those trends, is presented below.
Investment Opportunities
As a result of the lack of liquidity in the credit and real estate financing markets, we believe sale-leaseback transactions can often be a particularly attractive alternative for a corporation seeking to raise capital. As a result, there may be increased and more attractive investment opportunities for the CPA® REITs. In addition, as a result of the continued deterioration in these markets, we believe there has been a decrease in the level of competition for the investments we make on behalf of the CPA® REITs, both domestically and internationally.
We are seeing increasingly attractive pricing on sale-leaseback investment opportunities, although we continue to experience challenges in completing transactions as a result of slow acceptance of pricing changes by sellers and the difficult financing markets, which has negatively affected our investment volume on behalf of the CPA® REITs. In this environment, however, we have been able to achieve financing on some of the investments structured on behalf of the CPA® REITs and when financing has not been available we have achieved desired returns that have allowed us to structure transactions on behalf of the CPA® REITs without financing. We structured investments on behalf of the CPA® REITs totaling $2.5 million in the second quarter of 2009. During the six months ended June 30, 2009, we structured investments on behalf of the CPA® REITs totaling $233.8 million. We earn structuring revenue on acquisitions structured on behalf of the CPA® REITs and expect such revenue to fluctuate based on changes in our investment volume period over period.
In July 2009, we completed our first international investment of 2009 on behalf of the CPA® REITs (see Financing Conditions below). In recent years, international investments have made up a significant portion of our investment activity on behalf of the CPA® REITs (46% of total real estate investments in 2008). We currently expect international transactions to continue to comprise a significant portion of the investments we structure, although the percentage of international investments in any given period may vary.
Financing Conditions
Real estate financing markets deteriorated significantly during 2008. Current market conditions have continued to make it relatively more difficult for us to finance investments on behalf of the CPA® REITs, both domestically and internationally. While the investments we structured during the six months ended June 30, 2009 on behalf of the CPA® REITs were completed without financing, we are actively seeking financing for these investments. In July 2009, we obtained non-recourse mortgage financing of $23.4 million on an investment that we structured on behalf of the CPA® REITs in 2008, and we also structured a $93.6 million sale-leaseback transaction in Hungary on behalf of two of our CPA® REITs that was funded in part by non-recourse mortgage financing of $49.5 million. However, despite these positive indicators, financing for larger transactions and for certain property types generally remains unavailable.

Although the economic crisis has also made it relatively more difficult to refinance maturing debt, we have been able to do so in most instances on generally attractive terms given current market conditions. In our own portfolio, in June 2009 we refinanced a maturing non-recourse mortgage loan of $11.9 million with new non-recourse financing of $14.0 million that is scheduled to mature in 2019. During the six months ended June 30, 2009, we also refinanced maturing debt totaling $25.7 million on behalf of the CPA® REITs, obtaining new non-recourse mortgage financing totaling $30.2 million that is scheduled to mature between 2012 and 2034. We have balloon payments totaling $19.8 million on our consolidated investments that will be due during the remainder of 2009, with an additional $4.4 million due during 2010 and $24.5 million due during 2011. In addition, as of June 30, 2009, the CPA® REITs have aggregate balloon payments totaling $55.0 million due during the remainder of 2009, $95.8 million in 2010 and $361.3 million in 2011, inclusive of our share of the balloon payments totaling $24.9 million due in 2011. In July 2009, CPA®:15 sold four vacant properties back to the tenant and used the proceeds to partially prepay the existing $66.6 million balloon payments that were scheduled to mature in 2011. We are actively seeking to refinance this debt but believe we and the CPA® REITs have sufficient cash resources to make these payments, if necessary. In both our own portfolio and those of the CPA® REITs, property level debt is non-recourse, which means that if we or any of the CPA® REITs default on a mortgage obligation, our exposure is generally limited to our equity invested in that property.
Corporate Defaults
We expect that many of the tenants in our own portfolio and the CPA® REIT portfolios will continue to experience financial stress until general economic conditions improve. We expect these conditions to continue in the near term and cannot predict when they will recover. Tenants in financial distress may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court, all of which may require us or the CPA® REITs to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us or the CPA® REITs to incur impairment charges.
The CPA® REITs have experienced increased levels of corporate defaults recently, and we anticipate that there may be additional corporate defaults at least during the remainder of 2009. While we have no significant exposure to tenants operating under bankruptcy protection in our own portfolio, the CPA® REITs have several tenants that are operating under bankruptcy protection as of June 30, 2009. During the six months ended June 30, 2009 we have incurred impairment charges on our own portfolio totaling $2.3 million and the CPA® REITs have incurred impairment charges aggregating $54.6 million. As a result of the CPA® REIT impairment charges, our income from equity investments in the CPA® REITs declined by $2.8 million for the six months ended June 30, 2009 as a result of impairment charges incurred by the CPA® REITs.
To mitigate these risks, we seek to invest in assets that are critically important to a tenant’s operations and have attempted to diversify those portfolios by tenant and tenant industry. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with management and review of financial statements and compliance with any financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, re-leasing properties, refinancing debt, and selling properties, where possible, as well as protecting our rights when tenants default or enter into bankruptcy.
Fundraising
We began fundraising for CPA®:17 — Global in December 2007. Fundraising trends are very difficult to predict, particularly in the current economic environment. Although industry fundraising has generally been trending downward in the first half of 2009, we have experienced increases, in our month over month fundraising results so far in 2009. We raised more than $100.0 million for CPA®:17 — Global’s initial public offering in the second quarter of 2009. This represents a $29.0 million increase over the first quarter of 2009. Since inception, we have raised more than $550.0 million for CPA®:17 — Global through July 31, 2009. We have made a concerted effort to broaden our distribution channels and are beginning to see a greater portion of our fundraising come from multiple channels as a result of these efforts. We expect these trends to continue for the remainder of 2009.
Net Asset Values and Redemptions

We own shares in the CPA® REITs and earn asset management revenue based on a percentage of average invested assets for each CPA® REIT. As such, we benefit from rising investment values and are negatively impacted when these values decrease. As a result of market conditions worsening during 2008, asset values declined across all asset types, and the estimated net asset valuations for the CPA® REITs as of December 31, 2008 declined as well, which has negatively impacted our asset management revenue during the six months ended June 30, 2009. The net asset valuations of the CPA® REITs are based on a number of variables, including individual tenant credits, tenant defaults, lease terms, lending credit spreads, and foreign currency exchange rates, among other variables. We do not control these variables and as such, cannot predict whether current trends in some or all of these variables will continue in the future.
CPA®:15 and, to a lesser extent, CPA®:14 and CPA®:16 — Global have experienced higher levels of share redemptions during 2008 and 2009, which consume cash. In June 2009, CPA®:15’s board of directors approved the suspension of its redemption plan, effective for all redemption requests received subsequent to June 1, 2009. The suspension will remain in effect until CPA®:15’s board of directors, in its discretion, determines to reinstate the redemption plan. To date, however, the CPA® REITs, including CPA®:15, have not experienced conditions that have affected their ability to pay dividends.

Lease Expirations
A significant amount of the leases in our own portfolio expire by 2011. Based on annualized contractual lease revenue, lease expirations for each of the next few years are as follows: 3% in the remainder of 2009, 18% in 2010, and 9% in 2011. We actively manage our portfolio and work with tenants generally beginning three years prior to lease expiration. In certain cases, we obtain lease renewals from our tenants. However, tenants may exercise purchase options rather than renew their lease, while in other cases we may seek replacement tenants or sell the property. We currently expect that most of our leases due to expire in the remainder of 2009 and 2010 will be renewed by our tenants, on what we believe are generally attractive terms given current market conditions. We expect that the leases will be mostly renewed with their existing tenants, which will allow us to avoid downtime, paying operating costs and tenant improvements in most cases. On the other hand, we expect lease revenues for these assets will be lower for the remainder of 2009 and 2010 as a result of negotiating renewal terms. Lease expirations may also affect the cash flow of certain of the CPA® REITs, particularly CPA®:14 and CPA®:15.
Other Factors
Our leases and those of the CPA® REITs generally have rent adjustments based on formulas indexed to changes in the consumer price index (“CPI”) or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. Rent adjustments during 2008 and the six months ended June 30, 2009 have generally benefited from increases in inflation rates during the years prior to the scheduled rent increase date. At present, inflation rates in the U.S. and the Euro zone are declining rapidly, which we currently expect will result in a reduction in rent increases in our own portfolio and in the CPA® REITs in coming years.
We have foreign investments and as a result are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Despite the weakening of the U.S. dollar during the second quarter of 2009, the average rate for the U.S. dollar in relation to the Euro strengthened by approximately 13% during both the second quarter of 2009 and the six months ended June 30, 2009 in comparison to the same periods in 2008, resulting in a negative impact on our results of operations for Euro-denominated investments. Investments denominated in the Euro accounted for approximately 9% of our annualized lease revenues for each of the six-month periods ended June 30, 2009 and 2008, and 29% and 32 % of aggregate lease revenues for the CPA® REITs revenues for each of the six-month periods ended June 30, 2009 and 2008, respectively.
Carey Storage Transaction
In January 2009, Carey Storage completed a transaction whereby it received cash proceeds of $21.9 million, plus a commitment to invest up to a further $8.1 million of equity, from a third party to fund the purchase of self-storage assets in the future in exchange for a 60% interest in its self storage portfolio. Carey Storage incurred transaction-related costs totaling approximately $1.0 million in connection with this transaction. Due to an option to repurchase this interest at fair value, we account for this transaction under the profit sharing method.
In connection with this transaction, Carey Storage repaid, in full, the $35.0 million outstanding balance on its secured credit facility at a discount for $28.0 million and recognized a gain of $7.0 million on the repayment of this debt, inclusive of the third party’s interest of $4.2 million. The debt repayment was financed with a portion of the proceeds from the exchange of the 60% interest and non-recourse debt with a new lender totaling $25.0 million, of which $18.0 million is secured by individual mortgages on seven of the self storage properties in the portfolio and $7.0 million is secured by individual mortgages on the other six self storage properties in the portfolio. The new financing bears interest at a fixed rate of 7% per annum and has a 10 year term with a rate reset after 5 years.
We reflect our Carey Storage operations in our real estate ownership segment. The $7.0 million gain recognized on the debt repayment and the third party’s interest in this gain of $4.2 million are both reflected in Other income and expenses in the consolidated financial statements. Costs totaling $1.0 million incurred in structuring the transaction and bringing in a new investor into these operations are reflected in General and administrative expenses in our investment management segment.

Results of Operations
We evaluate our results of operations by our two major business segments — investment management and real estate ownership. A summary of comparative results of these business segments is as follows:
Investment Management (in thousands)

	Three months ended June 30,			Six months ended June 30,
	2009	2008	Change	2009	2008	Change
Revenues
Asset management revenue	$19,227	$20,039	$(812)	$38,335	$40,165	$(1,830)
Structuring revenue	365	3,169	(2,804)	10,774	6,585	4,189
Wholesaling revenue	1,597	1,488	109	2,690	2,628	62
Reimbursed costs from affiliates	11,115	11,080	35	20,111	21,446	(1,335)

	32,304	35,776	(3,472)	71,910	70,824	1,086

Operating Expenses
General and administrative	(13,477)	(13,143)	(334)	(30,659)	(26,742)	(3,917)
Reimbursable costs	(11,115)	(11,080)	(35)	(20,111)	(21,446)	1,335
Depreciation and amortization	(1,036)	(1,095)	59	(1,634)	(2,125)	491

	(25,628)	(25,318)	(310)	(52,404)	(50,313)	(2,091)

Other Income and Expenses
Other interest income	377	548	(171)	733	1,081	(348)
Income from equity investments in CPA® REITs	1,779	1,738	41	575	4,559	(3,984)
Other income and expenses	60	1,850	(1,790)	195	1,850	(1,655)

	2,216	4,136	(1,920)	1,503	7,490	(5,987)

Income from continuing operations before income taxes	8,892	14,594	(5,702)	21,009	28,001	(6,992)
Provision for income taxes	(3,440)	(7,556)	4,116	(9,205)	(14,340)	5,135

Net income from investment management	5,452	7,038	(1,586)	11,804	13,661	(1,857)
Add: Net loss attributable to noncontrolling interests	605	557	48	1,193	1,126	67
Less: Net income attributable to redeemable noncontrolling interests	(103)	(472)	369	(338)	(733)	395

Net income from investment management attributable to W. P. Carey members	$5,954	$7,123	$(1,169)	$12,659	$14,054	$(1,395)

Asset Management Revenue
We earn asset management revenue (asset-based management and performance revenue) from the CPA® REITs based on assets under management. As funds available to the CPA® REITs are invested, the asset base for which we earn revenue increases. The asset management revenue that we earn may increase or decrease depending upon (i) increases in the CPA® REIT asset bases as a result of new investments; (ii) decreases in the CPA® REIT asset bases resulting from sales of investments; (iii) increases or decreases in the annual estimated net asset valuations of CPA® REIT funds (which are not recorded for financial reporting purposes); (iv) increases or decreases in distributions of available cash (for CPA®:17 — Global only); and (v) whether the CPA® REITs are meeting their performance criteria. The availability of funds for new investments is substantially dependent on our ability to raise funds for investment by the CPA® REITs.
For the three and six months ended June 30, 2009 as compared to the same periods in 2008, asset management revenue decreased by $0.8 million and $1.8 million, respectively, primarily due to a decline in the annual estimated net asset valuations of CPA® REIT funds as described below.

We obtain estimated net asset valuations for the CPA® REITs on an annual basis and sometimes on an interim basis, which occurs generally in connection with our consideration of potential liquidity events. Currently, annual estimated net asset valuations are performed for CPA®:14, CPA®:15 and CPA®:16 — Global. The following table presents recent estimated net asset valuations per share for these REITs:

	December 31,
	2008	2007
CPA®:14 (a)	$13.00	$14.50
CPA®:15	11.50	12.20
CPA®:16 — Global	9.80	10.00

(a)	An interim valuation was performed for CPA®:14 as of April 30, 2008 in connection with considering potential liquidity alternatives. This interim valuation resulted in an estimated net asset valuation of $14.00 per share.
Structuring Revenue
Structuring revenue is dependent on investment activity, which is subject to significant period-to-period variation.
For the three months ended June 30, 2009 as compared to the same period in 2008, structuring revenue decreased by $2.8 million, primarily due to lower investment volume in the current year period in which we structured real estate investments on behalf of the CPA® REITs totaling $2.5 million, compared to $68.0 million for the three months ended June 30, 2008. In addition, during the second quarter of 2008 we acquired $20.0 million of commercial mortgage backed securities on behalf of CPA®:17 — Global, for which we earned structuring revenues of 1% compared to an average of 4.5% that we generally earn for structuring long-term net lease investments on behalf of the CPA® REITs (Note 3).
For the six months ended June 30, 2009 as compared to the same period in 2008, structuring revenue increased by $4.2 million, primarily due to a higher investment volume in the current year period in which we structured real estate investments on behalf of the CPA® REITs totaling $233.8 million, compared to $125.0 million for the six months ended June 30, 2008.
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
For the three months ended June 30, 2009 as compared to the same period in 2008, reimbursed and reimbursable costs were relatively the same. For the six months ended June 30, 2009 as compared to the same period in 2008, reimbursed and reimbursable costs decreased by $1.3 million, primarily due to a decrease in commissions paid to broker-dealers related to CPA®:17 — Global’s initial public offering, which commenced in December 2007. Funds raised during the first six months of CPA®:17 — Global’s offering in 2008 were slightly higher than in the same period in 2009.
General and Administrative
For the three months ended June 30, 2009 as compared to the same period in 2008, general and administrative expenses increased by $0.3 million, primarily due to an increase in underwriting costs incurred by Carey Financial, our broker dealer subsidiary, in connection with CPA®:17 — Global’s initial public offering. These underwriting costs were partially offset by wholesaling revenue, which we earn based on the number of shares of CPA®:17 — Global sold.
For the six months ended June 30, 2009 as compared to the same period in 2008, general and administrative expenses increased by $3.9 million, primarily due to increases in compensation-related costs of $3.3 million, underwriting costs related to CPA®:17 — Global’s initial public offering of $0.5 million as described above and office expenses of $0.4 million. These increases were partially offset by a decrease in professional fees of $0.5 million. Compensation-related costs were higher in the current year period due to several factors, including an increase of $1.4 million in the amortization of stock-based compensation to key officers and directors, a $0.7 million increase in severance costs and a $0.3 million increase in commissions to investment officers as a result of higher investment volume during the current year period. The addition of our Amsterdam office in July 2008 also contributed to the increase in compensation as well as the increase in office expense. Although we incurred transaction-related costs totaling $1.0 million in connection with the Carey Storage transaction during the first quarter of 2009 (see Carey Storage Transaction above), overall, professional fees were lower in the current year period primarily due to fees incurred in the prior year period in connection with the SEC settlement in the first quarter of 2008.

Income from Equity Investments in CPA® REITs
Income or loss from equity investments in CPA® REITs represents our proportionate share of net income or loss (revenues less expenses) from our investments in the CPA® REITs in which we have a non-controlling interest but exercise significant influence.
For the three months ended June 30, 2009 as compared to the same period in 2008, income from equity investments in CPA® REITs was relatively the same. For the six months ended June 30, 2009 as compared to the same period in 2008, income from equity investments in CPA® REITs decreased by $4.0 million, primarily due to lower net income from CPA®:14, CPA®:15 and CPA®:16 — Global in the current year period. Results of operations for each of CPA®:14 and CPA®:15 during the six months ended June 30, 2008 included income recognized in connection with the settlement of an SEC investigation (Note 8). In addition, net income for CPA®:15 and CPA®:16 — Global during the six months ended June 30, 2009 included impairment charges totaling $33.5 million and $21.1 million, respectively. Our share of CPA®:17 — Global’s operating results for all periods presented was not significant as it is currently in its fundraising phase and has made a limited number of investments.
Other Income and Expenses
For the three and six months ended June 30, 2009 as compared to the same periods in 2008, other income and expenses decreased by $1.8 million and $1.7 million, respectively, primarily due to an insurance reimbursement in the second quarter of 2008 of certain professional services costs incurred in connection with the SEC investigation that we settled in the first quarter of 2008.
Provision for Income Taxes
For the three and six months ended June 30, 2009 as compared to the same periods in 2008, provision for income taxes decreased by $4.1 million and $5.1 million, respectively. The reduction for the current year periods was due to several factors, including international asset management revenue being taxed in a foreign jurisdiction beginning in the third quarter of 2008, reductions in tax-generating intercompany transactions and a reduction in the amount of shares in the CPA® REITs that we hold in taxable subsidiaries.
Net Income from Investment Management Attributable to W. P. Carey Members
For the three and six months ended June 30, 2009 as compared to the same periods in 2008, the resulting net income from investment management attributable to W. P. Carey members decreased by $1.2 million and $1.4 million, respectively.

Real Estate Ownership (in thousands)

	Three months ended June 30,			Six months ended June 30,
	2009	2008	Change	2009	2008	Change
Revenues
Lease revenues	$18,473	$19,296	$(823)	$36,828	$38,371	$(1,543)
Other real estate income	4,649	3,305	1,344	7,904	6,427	1,477

	23,122	22,601	521	44,732	44,798	(66)

Operating Expenses
General and administrative	(833)	(2,673)	1,840	(2,750)	(4,487)	1,737
Depreciation and amortization	(6,084)	(5,083)	(1,001)	(11,115)	(10,042)	(1,073)
Property expenses	(2,180)	(1,245)	(935)	(4,026)	(3,532)	(494)
Impairment charges	(1,700)	—	(1,700)	(1,700)	—	(1,700)
Other real estate expenses	(1,707)	(2,146)	439	(3,838)	(4,215)	377

	(12,504)	(11,147)	(1,357)	(23,429)	(22,276)	(1,153)

Other Income and Expenses
Other interest income	24	131	(107)	75	359	(284)
Income from equity investments in real estate	3,096	2,196	900	5,687	4,086	1,601
Other income and expenses	67	(2)	69	3,086	2,809	277
Interest expense	(3,923)	(4,532)	609	(8,252)	(9,575)	1,323

	(736)	(2,207)	1,471	596	(2,321)	2,917

Income from continuing operations before income taxes	9,882	9,247	635	21,899	20,201	1,698
Provision for income taxes	(280)	134	(414)	(715)	(226)	(489)

Income from continuing operations	9,602	9,381	221	21,184	19,975	1,209
(Loss) income from discontinued operations	(177)	3,733	(3,910)	(337)	3,706	(4,043)

Net income from real estate ownership	9,425	13,114	(3,689)	20,847	23,681	(2,834)
Less: Net income attributable to noncontrolling interests	(402)	(389)	(13)	(820)	(786)	(34)

Net income from real estate ownership attributable to W. P. Carey members	$9,023	$12,725	$(3,702)	$20,027	$22,895	$(2,868)

Management’s evaluation of the sources of lease revenues is as follows (in thousands):

	Six months ended June 30,
	2009	2008
Rental income	$31,536	$32,805
Interest income from direct financing leases	5,292	5,566

	$36,828	$38,371

During the six months ended June 30, 2009 and 2008, we earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations (in thousands):

	Six months ended June 30,
	2009	2008
Bouygues Telecom, S.A. (a) (b)	$3,068	$3,236
CheckFree Holdings, Inc. (b)	2,477	2,415
Daimler Trucks North America LLC	2,317	2,317
The American Bottling Company	2,298	2,260
U. S. Airways Group, Inc. (c)	1,586	1,475
Titan Corporation	1,457	1,457
Orbital Sciences Corporation (d)	1,385	1,511
AutoZone, Inc.	1,103	1,115
Lucent Technologies, Inc.	997	997
Sybron Dental Specialties Inc. (c)	977	885
Quebecor Printing, Inc.	970	970
Bell South Telecommunications, Inc. (c)	940	855
Unisource Worldwide, Inc.	835	840
Werner Corporation	807	813
BE Aerospace, Inc.	786	786
CSS Industries, Inc.	785	785
Eagle Hardware & Garden, a subsidiary of Lowe’s Companies	771	755
Career Education Corporation	751	751
Enviro Works, Inc.	723	699
Sprint Spectrum, L.P.	712	712
Other (a)	11,083	12,737

	$36,828	$38,371

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the six months ended June 30, 2009 strengthened by approximately 13% in comparison to the same period in 2008, resulting in a negative impact on lease revenue for our Euro-denominated investments.

(b)	Lease revenues applicable to noncontrolling interests in the consolidated amounts above totaled $1.8 million for each of the six months ended June 30, 2009 and 2008, respectively.

(c)	Increase is due to CPI-based (or equivalent) rent increase.

(d)	Decrease is due to recent lease restructuring.

We recognize income from equity investments in real estate, of which lease revenues are a significant component. During the six months ended June 30, 2009 and 2008, net lease revenues from these ventures (for the entire venture, not our proportionate share) were (dollars in thousands):

	Ownership Interest	Six months ended June 30,
Lessee	at June 30, 2009	2009	2008
Carrefour France, S.A. (a)	46%	$10,543	$11,112
The New York Times Company (b)	18%	8,401	—
Federal Express Corporation	40%	3,647	3,471
Medica — France, S.A. (a)	46%	3,329	3,640
Schuler A.G. (a)	33%	3,121	3,514
Information Resources, Inc.	33%	2,486	2,486
Sicor, Inc.	50%	1,671	1,671
Hologic, Inc.	36%	1,658	1,658
Consolidated Systems, Inc.	60%	911	911
Childtime Childcare, Inc.	34%	665	628
The Retail Distribution Group	40%	489	404

		$36,921	$29,495

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	We acquired our interest in this venture in March 2009.
The above table does not reflect our share of interest income from our 5% interest in a venture that acquired a note receivable in April 2007. The venture recognized interest income (for the entire venture, not our proportionate share) of $12.9 million and $19.3 million for the six months ended June 30, 2009 and 2008, respectively.
Lease Revenues
Our net leases generally have rent adjustments based on formulas indexed to changes in the CPI or other similar indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies.
For the three months ended June 30, 2009 as compared to the same period in 2008, lease revenues decreased by $0.8 million, primarily due to the negative impact of recent property sales and lease expirations, which resulted in a $1.1 million decrease in lease revenues, partially offset by scheduled rent increases at several properties totaling $0.3 million.
For the six months ended June 30, 2009 as compared to the same period in 2008, lease revenues decreased by $1.5 million. The impact of recent property sales and lease expirations resulted in a $2.0 million decrease in lease revenues, partially offset by scheduled rent increases at several properties totaling $0.9 million.
Other Real Estate Income
Other real estate income generally consists of revenue from Carey Storage, a subsidiary that invests in domestic self-storage properties, and Livho, a subsidiary that operates a Radisson hotel franchise in Livonia, Michigan. Other real estate income also includes lease termination payments and other non-rent related revenues from real estate ownership including, but not limited to, settlements of claims against former lessees. We receive settlements in the ordinary course of business; however, the timing and amount of settlements cannot always be estimated.
For the three and six months ended June 30, 2009 as compared to the same periods in 2008, other real estate income increased by $1.3 million and $1.5 million, respectively, primarily due to lease termination income recognized in connection with a lease termination in June 2009.
General and Administrative
For the three and six months ended June 30, 2009 as compared to the same periods in 2008, general and administration expenses decreased by $1.8 million and $1.7 million, respectively, primarily due to lower professional fees. Professional fees include auditing and consulting services associated with our real estate ownership as well as legal fees associated with our real estate operations.
Depreciation and amortization
For the three and six months ended June 30, 2009 as compared to the same periods in 2008, depreciation and amortization increased by $1.0 million and $1.1 million, respectively, primarily due to a write off of intangible assets as a result of a lease termination.

Property Expenses
For the three and six months ended June 30, 2009 as compared to the same periods in 2008, property expenses increased by $0.9 million and $0.5 million, respectively, primarily due to increases in reimbursable tenant costs of $0.4 million and $0.5 million, respectively. Actual recoveries of reimbursable tenant costs are recorded as both revenue and expense and therefore have no impact on net income. In addition, other property-related expenses, including property taxes, utilities and uncollected rent expenses, increased by $0.4 million during the six months ended June 30, 2009 as a result of lease expirations and an overall increase in tenants who are experiencing financial difficulty.
Impairment Charges
For the three and six months ended June 30, 2009, we recognized impairment charges of $1.7 million to reduce the carrying values of four vacant investment properties to their estimated fair values, which reflects their current expected selling prices.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have a noncontrolling interest but exercise significant influence.
For the three and six months ended June 30, 2009 as compared to the same periods in 2008, income from equity investments in real estate increased by $0.9 million and $1.6 million, respectively, primarily due to income earned on an investment we entered into during the first quarter of 2009.
Interest Expense
For the three and six months ended June 30, 2009 as compared to the same periods in 2008, interest expense decreased by $0.6 million and $1.3 million, respectively, primarily due to decreases of $0.4 million and $0.9 million, respectively, resulting from Carey Storage’s repayment of its $35.0 million outstanding balance on its secured credit facility in January 2009. In addition, interest expense on our line of credit decreased by $0.3 million during the six months ended June 30, 2009 compared to the same period in 2008, primarily due to a lower average annual interest rate, partially offset by a higher average outstanding balance during the periods ended June 30, 2009, as compared to the same periods in the prior year. The weighted average annual interest rate on advances on the line of credit at June 30, 2009 was 1.1%, compared to 3.7% at June 30, 2008.
(Loss) income from discontinued operations
For the three and six months ended June 30, 2009, we recognized losses from discontinued operations of $0.2 million and $0.3 million, respectively, related to two properties that were sold during 2009.
For each of the three and six months ended June 30, 2008, we recognized income from discontinued operations of $3.7 million, primarily due to a litigation settlement received from a former tenant for a discontinued property.
Net Income from Real Estate Ownership Attributable to W. P. Carey Members
For the three and six months ended June 30, 2009 as compared to the same periods in 2008, the resulting net income from real estate ownership attributable to W. P. Carey members decreased by $3.7 million and $2.9 million, respectively.
Financial Condition
Sources and Uses of Cash during the Period
Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the nature and timing of receipts of transaction-related revenue, the performance of the CPA® REITs relative to their performance criteria, the timing of purchases and sales of real estate, the timing of certain payments, and the receipt of the annual installment of deferred acquisition revenue and interest thereon in the first quarter from certain of the CPA® REITs.
Although our cash flows may fluctuate period to period, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans, unused capacity on our line of credit and the issuance of additional equity securities to meet such needs. We assess our ability to access capital on an ongoing basis. There has been no material change in our financial condition since December 31, 2008. Our sources and uses of cash during the period are described below.

Operating Activities
During the six months ended June 30, 2009, we used our cash flow from operations along with existing cash resources and borrowings under our line of credit to fund distributions to shareholders and make purchases of common stock under a share repurchase program that ended in March 2009. Cash flows from operations were also impacted by the receipt of the annual installment of deferred acquisition revenue.
During the six months ended June 30, 2009, we received revenue of $18.6 million from providing asset-based management services on behalf of the CPA® REITs, exclusive of that portion of such revenue being satisfied by the CPA® REITs through the issuance of their restricted common stock rather than paying cash (see below). We also received revenue of $6.1 million in connection with structuring investments on behalf of the CPA® REITs. In January 2009, we received $21.8 million related to the annual installment of deferred acquisition revenue from CPA®:14, CPA®:15 and CPA®:16 — Global. We receive deferred acquisition revenue from CPA®:17 — Global on a quarterly basis, of which $1.2 million was received during the six months ended June 30, 2009.
In 2009, we elected to continue to receive all performance revenue from CPA®:16 — Global as well as asset management revenue from CPA®:17 — Global in restricted shares rather than cash. However, for CPA®:14 and CPA®:15, we have elected to receive 80% of all performance revenue in restricted shares, with the remaining 20% payable in cash, which benefited operating cash flow by $2.6 million during the six months ended June 30, 2009.
During the six months ended June 30, 2009, our real estate ownership provided cash flows (contractual lease revenues, net of property-level debt service) of approximately $26.0 million.
Investing Activities
Our investing activities are generally comprised of real estate related transactions (purchases and sales) and capitalized property related costs. During the six months ended June 30, 2009, we used $39.7 million to finance our portion of The New York Times transaction (Note 5) and $6.9 million to make capital improvements to existing properties. Cash inflows during this period included proceeds from Carey Storage’s transfer of a 60% interest in its self storage portfolio for $21.9 million and distributions from equity investments in real estate and CPA® REITs in excess of equity income of $7.6 million. In addition, during the six months ended June 30, 2009, we received proceeds of $3.8 million from the sale of two domestic properties.
Financing Activities
During the six months ended June 30, 2009, we paid distributions to shareholders of $39.1 million and made scheduled mortgage principal payments totaling $5.2 million. We also refinanced a maturing non-recourse mortgage loan of $11.9 million with new non-recourse financing of $14.0 million that is scheduled to mature in 2019. Borrowings under our line of credit increased overall by $44.5 million since December 31, 2008 and were comprised of gross borrowings of $88.5 million and repayments of $44.0 million. Borrowings under our line of credit were used for several purposes, including to finance our portion of The New York Times transaction (Note 5). In addition, Carey Storage repaid, in full, the $35.0 million outstanding balance on the secured credit facility at a discount for $28.0 million. In connection with this loan repayment, Carey Storage obtained non-recourse mortgages totaling $25.0 million that are secured by individual mortgages on the thirteen self storage properties in the Carey Storage portfolio. In connection with our share repurchase programs, we repurchased shares totaling $10.7 million during the six months ended June 30, 2009, with the most recent program ending in March 2009.

Summary of Financing
The table below summarizes our non-recourse long-term debt and credit facilities as of June 30, 2009 and December 31, 2008, respectively (dollars in thousands):

	June 30, 2009	December 31, 2008
Balance
Fixed rate	$167,321	$169,425
Variable rate (a)	190,744	157,449

	$358,065	$326,874

Percent of total debt
Fixed rate	47%	52%
Variable rate (a)	53%	48%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	6.3%	6.3%
Variable rate (a)	2.6%	3.3%

(a)	Variable rate debt as of June 30, 2009 included (i) $125.5 million outstanding under our line of credit, (ii) $9.2 million that has been effectively converted to a fixed rate through an interest rate swap derivative instrument (Note 10) and (iii) $51.1 million in mortgage obligations that are currently at fixed rates but which have interest rate reset features that may change the interest rates to then-prevailing market fixed rates (subject to specified caps) at certain points in their term. No interest rate resets or expirations of interest rate swaps are scheduled to occur in the next twelve months.
Cash Resources
As of June 30, 2009, our cash resources consisted of the following:
•	Cash and cash equivalents totaling $23.5 million. Of this amount, $7.6 million, at then current exchange rates, was held in foreign bank accounts, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;
•	A line of credit with unused capacity of $124.5 million, all of which is available to us and which may also be used to loan funds to our affiliates. Our lender has issued letters of credit totaling $4.0 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under this facility; and
•	We also had unleveraged properties that had an aggregate carrying value of $241.0 million although, given the current economic environment there can be no assurance that we would be able to obtain financing for these properties.
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

	June 30, 2009		December 31, 2008
	Outstanding	Maximum	Outstanding	Maximum
	Balance	Available	Balance	Available
Line of credit	$125,500	$250,000	$81,000	$250,000
Secured credit facility	N/A	N/A	35,009	35,009

	$125,500	$250,000	$116,009	$285,009

Line of credit
We have a $250.0 million revolving line of credit that matures in June 2011. Pursuant to its terms, the line of credit can be increased up to $300.0 million at the discretion of the lenders and, at our discretion, can be extended for an additional year subject to satisfying certain conditions and the payment of an extension fee equal to 0.125% of the total commitments under the facility at that time.
The line of credit provides for an annual interest rate, at our election, of either (i) LIBOR plus a spread that ranges from 75 to 120 basis points depending on our leverage or (ii) the greater of the lender’s prime rate and the Federal Funds Effective Rate plus 50 basis points. At June 30, 2009, the average interest rate on advances under the line of credit was 1.1%. In addition, we pay an annual fee ranging between 12.5 and 20 basis points of the unused portion of the line of credit, depending on our leverage ratio. Based on our leverage ratio at June 30, 2009, we paid interest at LIBOR plus 75 basis points and paid 12.5 basis points on the unused portion of the line of credit. The line of credit has financial covenants that among other things require us to maintain a minimum equity value, restrict the amount of distributions we can pay and requires us to meet or exceed certain operating and coverage ratios. We were in compliance with these covenants as of June 30, 2009.

Secured credit facility
Carey Storage had a credit facility for up to $105.0 million that provided for advances through March 8, 2008, after which no more additional borrowings were available; however, pursuant to the terms of the credit facility, we exercised an option in December 2008 to extend the credit facility for an additional year. In January 2009, Carey Storage repaid the $35.0 million outstanding under this credit facility at a discount for $28.0 million and terminated the facility (Note 4).
Cash Requirements
During the next twelve months, cash requirements will include paying distributions to shareholders, making scheduled mortgage principal payments, including mortgage balloon payments totaling $26.4 million (inclusive of our share of a balloon payment totaling $2.2 million in connection with a venture in which we account for our interest as an equity investment in real estate), and making distributions to partners who hold noncontrolling interests, as well as other normal recurring operating expenses.
We expect to meet our capital requirements to fund future investments, any capital expenditures on existing properties and scheduled debt maturities on non-recourse mortgages through use of our cash reserves or unused amounts on our line of credit.
Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and contractual obligations as of June 30, 2009 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Non-recourse debt — Principal	$232,565	$36,720	$36,920	$38,076	$120,849
Line of credit — Principal	125,500	—	125,500	—	—
Interest on borrowings (a)	84,805	14,105	23,221	15,711	31,768
Operating and other lease commitments (b)	29,426	3,103	6,298	6,339	13,686
Property improvements (c)	694	694	—	—	—
Other commitments (d)	148	148	—	—	—

	$473,138	$54,770	$191,939	$60,126	$166,303

(a)	Interest on variable rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding as of June 30, 2009.

(b)	Operating and other lease commitments consist primarily of the total minimum rents payable on the lease for our principal offices. We are reimbursed by affiliates for their share of the future minimum rents under an office cost-sharing agreement. These amounts are allocated among the entities based on gross revenues and are adjusted quarterly. The table above excludes the rental obligation under a ground lease of a venture in which we own a 46% interest. This obligation totals approximately $3.1 million over the lease term through January 2063.

(c)	Represents remaining commitments to fund certain property improvements.

(d)	Includes estimates for accrued interest and penalties related to uncertain tax positions and a commitment to contribute capital to an investment in India.
Amounts in the table above related to our foreign operations are based on the exchange rate of the Euro as of June 30, 2009.
We have employment contracts with certain senior executives. These contracts provide for severance payments in the event of termination under certain conditions including a change of control.
As of June 30, 2009, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.

We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. All of the underlying investments are owned with our affiliates. Summarized financial information for these ventures (for the entire venture, not our proportionate share) and our ownership interest in the ventures at June 30, 2009 are presented below (dollars in thousands):

	Ownership Interest		Total Third
Lessee	at June 30, 2009	Total Assets	Party Debt	Maturity Date
The Retail Distribution Group	40%	$11,689	$5,439	9/2009
Federal Express Corporation	40%	49,928	40,318	1/2011
Information Resources, Inc.	33%	47,683	22,109	1/2011
Childtime Childcare, Inc.	34%	10,318	6,501	1/2011
Carrefour France, S.A. (a)	46%	149,042	117,810	12/2014
Consolidated Systems, Inc.	60%	17,671	11,618	11/2016
Sicor, Inc. (b)	50%	17,302	35,350	7/2017
Medica — France, S.A. (a)	46%	51,149	40,940	10/2017
Hologic, Inc.	36%	28,247	15,227	5/2023
The New York Times Company (c)	18%	242,478	—	N/A
Schuler A.G. (a)	33%	74,930	—	N/A

		$700,437	$295,312

(a)	Dollar amounts shown are based on the exchange rate of the Euro as of June 30, 2009.

(b)	In 2007, this venture completed the refinancing of an existing $2.5 million non-recourse mortgage with new non-recourse financing of $35.3 million based on the appraised value of the underlying real estate of the venture and distributed the proceeds to the venture partners.

(c)	We acquired our interest in this venture in March 2009.
The table above does not reflect our acquisition in April 2007 of a 5% interest in a venture that made a loan (the “note receivable”) to the holder of a 75% interest in a limited partnership owning 37 properties throughout Germany at a total cost of $336.0 million. In connection with this transaction, the venture obtained non-recourse financing of $284.9 million having a fixed annual interest rate of 5.5% and a term of 10 years. Under the terms of the note receivable, the venture will receive interest that approximates 75% of all income earned by the limited partnership, less adjustments. All amounts are based on the exchange rate of the Euro at the date of acquisition.
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
We do not generally use derivative financial instruments to manage foreign currency exchange rate risk exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes. We account for our derivative instruments in accordance with SFAS 133.
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
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed rate basis. However, from time to time, we or our venture partners may obtain variable rate mortgage loans and may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period, and interest rate caps limit the borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional amount on which the swaps or caps are based is not exchanged. Our objective in using derivatives is to limit our exposure to interest rate movements. At June 30, 2009, we estimate that the fair value liability of our interest rate swaps, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements was $0.5 million (Note 10).
At June 30, 2009, a significant portion (approximately 64%) of our long-term debt either bore interest at fixed rates, was swapped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points in their term. The fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed rate debt at June 30, 2009 ranged from 4.9% to 8.1%. The annual interest rates on our variable rate debt at June 30, 2009 ranged from 1.6% to 7%. Our debt obligations are more fully described in Financial Condition above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations at June 30, 2009 (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total	Fair value
Fixed rate debt	$18,888	$13,016	$26,206	$31,775	$2,678	$74,758	$167,321	$166,654
Variable rate debt	$6,153	$2,397	$128,062	$2,611	$2,754	$48,767	$190,744	$188,540
The fair value of our fixed rate debt and our variable rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swap agreements is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the fair value of such debt by an aggregate increase of $11.9 million or an aggregate decrease of $11.3 million, respectively. Annual interest expense on our unhedged variable rate debt that does not currently bear interest at fixed rates would increase or decrease by $1.3 million for each respective 1% change in annual interest rates. As more fully described in Summary of Financing in Item 2 above, a portion of the debt classified as variable rate debt in the tables above bore interest at fixed rates as of June 30, 2009 but has interest rate reset features that will change the interest rates to then-prevailing market fixed rates at certain future points in their term. Such debt is generally not subject to short-term fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We have foreign operations and transact business in the European Union, and as a result we are subject to risk from the effects of exchange rate movements of the Euro, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. We are currently a net receiver of the foreign currency (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the Euro. For the six months ended June 30, 2009, we recognized both net realized foreign currency losses and net unrealized foreign currency gains of less than $0.1 million. These gains and losses were primarily due to changes in the value of the Euro on accrued interest receivable on notes receivable from wholly-owned subsidiaries.

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
Our chief executive officer and acting chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2009 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 4. Submission of Matters to a Vote of Security Holders
Our annual meeting of shareholders was held on June 11, 2009 (the “Annual Meeting”). The following matters received the number of affirmative notes, negative notes, withheld votes, abstentions and broker non-votes set forth below.

(a)	Election of directors:

Name of Director	Shares Voting For	Shares Withheld
Wm. Polk Carey	32,070,256	222,190
Gordon F. DuGan	32,090,958	201,488
Francis J. Carey	32,054,474	237,972
Trevor P. Bond	32,087,200	205,246
Nathaniel S. Coolidge	32,063,073	229,373
Eberhard Faber, IV	32,045,000	247,446
Benjamin H. Griswold, IV	32,085,324	207,122
Dr. Lawrence R. Klein	32,027,019	265,427
Robert E. Mittelstaedt, Jr.	32,084,837	207,609
Charles E. Parente	31,985,252	307,194
Dr. Karsten von Köller	32,083,129	209,317
Reginald Winssinger	32,072,796	219,650

(b)	A proposal regarding the W. P. Carey & Co. LLC 2009 Share Incentive Plan was approved after receiving 19,921,342 affirmative votes, which was more than a majority of the votes cast by shareholders, in person or by proxy and entitled to vote, at the Annual Meeting. This proposal also received 1,250,824 negative votes, with 577,248 abstentions and 10,543,031 broker non-votes.

(c)	A proposal regarding the W. P. Carey & Co. LLC 2009 Non-Employee Directors’ Incentive Plan was approved after receiving 19,933,112 affirmative votes, which was more than a majority of the votes cast by shareholders, in person or by proxy and entitled to vote, at the Annual Meeting. This proposal also received 1,183,353 negative votes, with 632,949 abstentions and 10,543,031 broker non-votes.

Item 6. Exhibits

Exhibit No.	Description	Method of Filing
3.2	Amended and Restated Bylaws	Filed herewith

10.1	W. P. Carey & Co. LLC 2009 Share Incentive Plan (the “2009 Share Incentive Plan”) *	Incorporated by reference to Exhibit A to our definitive proxy statement filed with the SEC on April 30, 2009 (the “2009 Proxy Statement”)

10.2	Form of Share Option Agreement under the 2009 Share Incentive Plan *	Filed herewith

10.3	Form of Restricted Share Agreement under the 2009 Share Incentive Plan *	Filed herewith

10.4	Form of Restricted Share Unit Agreement under the 2009 Share Incentive Plan *	Filed herewith

10.5	Form of Long-Term Performance Share Unit Award Agreement under the 2009 Share Incentive Plan *	Filed herewith

10.6	W. P. Carey & Co. LLC 2009 Non-Employee Directors’ Incentive Plan (the “2009 Directors Plan”) *	Incorporated by reference to Exhibit B to the 2009 Proxy Statement

10.7	Form of Restricted Share Unit Agreement under the 2009 Directors Plan *	Filed herewith

10.8	W. P. Carey & Co. LLC 1997 Share Incentive Plan (Amended through June 11, 2009) *	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Director and Officer Indemnification Policy	Filed herewith

*	The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b)(10)(iii) of SEC Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W. P. Carey & Co. LLC
Date: 8/6/2009	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and Acting Chief Financial Officer (Principal Financial Officer)

Date: 8/6/2009	By:	/s/ Thomas J. Ridings, Jr.
Thomas J. Ridings, Jr.
Executive Director and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.2	Amended and Restated Bylaws	Filed herewith

10.1	W. P. Carey & Co. LLC 2009 Share Incentive Plan (the “2009 Share Incentive Plan”) *	Incorporated by reference to Exhibit A to our definitive proxy statement filed with the SEC on April 30, 2009 (the “2009 Proxy Statement”)

10.2	Form of Share Option Agreement under the 2009 Share Incentive Plan *	Filed herewith

10.3	Form of Restricted Share Agreement under the 2009 Share Incentive Plan *	Filed herewith

10.4	Form of Restricted Share Unit Agreement under the 2009 Share Incentive Plan *	Filed herewith

10.5	Form of Long-Term Performance Share Unit Award Agreement under the 2009 Share Incentive Plan *	Filed herewith

10.6	W. P. Carey & Co. LLC 2009 Non-Employee Directors’ Incentive Plan (the “2009 Directors Plan”) *	Incorporated by reference to Exhibit B to the 2009 Proxy Statement

10.7	Form of Restricted Share Unit Agreement under the 2009 Directors Plan *	Filed herewith

10.8	W. P. Carey & Co. LLC 1997 Share Incentive Plan (Amended through June 11, 2009) *	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Director and Officer Indemnification Policy	Filed herewith

*	The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b)(10)(iii) of SEC Regulation S-K.