Form 10-Q
period 2009-09-30
CAREY W P & CO LLC
filed 2009-11-06
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Registrant had 39,190,638 shares of common stock, no par value, outstanding at October 30, 2009.

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

W. P. Carey 9/30/2009 10-Q — 1

PART I
Item 1. Financial Statements
W. P. CAREY & CO. LLC
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2009	December 31, 2008
		(NOTE)
Assets
Investments in real estate:
Real estate, at cost	$567,622	$603,044
Operating real estate, at cost	85,808	84,547
Accumulated depreciation	(118,268)	(113,262)

Net investments in properties	535,162	574,329
Net investment in direct financing leases	83,077	83,792
Equity investments in real estate and CPA® REITs	304,406	260,620

Net investments in real estate	922,645	918,741
Cash and cash equivalents	19,008	16,799
Due from affiliates	34,133	53,423
Intangible assets and goodwill, net	86,990	93,398
Other assets, net	33,963	28,775

Total assets	$1,096,739	$1,111,136

Liabilities and Equity
Liabilities:
Non-recourse debt	$220,021	$245,874
Line of credit	100,000	81,000
Accounts payable, accrued expenses and other liabilities	48,032	42,323
Income taxes, net	50,445	58,011
Distributions payable	19,548	19,508

Total liabilities	438,046	446,716

Redeemable noncontrolling interests	14,789	18,085

Commitments and contingencies (Note 6)
Equity:
W. P. Carey members’ equity:
Listed shares, no par value, 100,000,000 shares authorized; 39,193,174 and 39,589,594 shares issued and outstanding, respectively	756,107	757,921
Distributions in excess of accumulated earnings	(129,780)	(116,990)
Deferred compensation obligation	10,249	—
Accumulated other comprehensive income (loss)	648	(828)

Total W. P. Carey members’ equity	637,224	640,103
Noncontrolling interests	6,680	6,232

Total equity	643,904	646,335

Total liabilities and equity	$1,096,739	$1,111,136

Note:	The consolidated balance sheet at December 31, 2008 has been derived from the consolidated financial statements at that date as adjusted (Note 2).
See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2009 10-Q — 2

W. P. CAREY & CO. LLC
Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues
Asset management revenue	$19,106	$20,205	$57,441	$60,370
Structuring revenue	5,476	10,818	16,250	17,403
Wholesaling revenue	1,869	1,517	4,426	4,145
Reimbursed costs from affiliates	13,503	11,303	33,747	32,749
Lease revenues	17,448	18,816	52,690	57,187
Other real estate income	3,768	3,834	11,672	10,261

	61,170	66,493	176,226	182,115

Operating Expenses
General and administrative	(14,970)	(17,013)	(48,246)	(48,242)
Reimbursable costs	(13,503)	(11,303)	(33,747)	(32,749)
Depreciation and amortization	(5,936)	(6,293)	(18,348)	(18,460)
Property expenses	(2,236)	(1,734)	(6,235)	(5,267)
Impairment charges	(2,390)	—	(4,090)	—
Other real estate expenses	(1,758)	(1,989)	(5,596)	(6,204)

	(40,793)	(38,332)	(116,262)	(110,922)

Other Income and Expenses
Other interest income	470	752	1,278	2,193
Income from equity investments in real estate and CPA® REITs	2,923	2,272	9,866	10,917
Gain on sale of investments in direct financing lease	—	1,103	—	1,103
Other income and (expenses)	251	(1,566)	3,532	3,093
Interest expense	(3,889)	(5,004)	(11,600)	(14,579)

	(245)	(2,443)	3,076	2,727

Income from continuing operations before income taxes	20,132	25,718	63,040	73,920
Provision for income taxes	(6,018)	(5,839)	(15,938)	(20,405)

Income from continuing operations	14,114	19,879	47,102	53,515

Discontinued Operations
Income (loss) from operations of discontinued properties	70	(40)	(30)	3,666
Gain on sale of real estate	—	—	343	—
Impairment charges	—	(538)	(580)	(538)

Income (loss) from discontinued operations	70	(578)	(267)	3,128

Net Income	14,184	19,301	46,835	56,643
Add: Net loss attributable to noncontrolling interests	186	238	559	578
Less: Net income attributable to redeemable noncontrolling interests	(1,019)	(341)	(1,357)	(1,074)

Net Income Attributable to W. P. Carey Members	$13,351	$19,198	$46,037	$56,147

Basic Earnings Per Share
Income from continuing operations attributable to W. P. Carey members	$0.33	$0.50	$1.16	$1.35
Income (loss) from discontinued operations attributable to W. P. Carey members	—	(0.01)	(0.01)	0.08

Net income attributable to W. P. Carey members	$0.33	$0.49	$1.15	$1.43

Diluted Earnings Per Share
Income from continuing operations attributable to W. P. Carey members	$0.34	$0.49	$1.16	$1.32
Income (loss) from discontinued operations attributable to W. P. Carey members	—	(0.01)	(0.01)	0.08

Net income attributable to W. P. Carey members	$0.34	$0.48	$1.15	$1.40

Weighted Average Shares Outstanding
Basic	39,727,460	39,294,889	39,163,186	39,125,329

Diluted	40,368,946	40,299,073	39,770,196	40,293,094

Amounts Attributable to W. P. Carey Members
Income from continuing operations, net of tax	$13,281	$19,776	$46,304	$53,019
Income (loss) from discontinued operations, net of tax	70	(578)	(267)	3,128

Net income	$13,351	$19,198	$46,037	$56,147

Distributions Declared Per Share	$0.500	$0.492	$1.494	$1.461

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2009 10-Q — 3

W. P. CAREY & CO. LLC
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net Income	$14,184	$19,301	$46,835	$56,643
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	2,258	(6,295)	2,114	(2,856)
Unrealized (loss) gain on derivative instrument	(495)	(315)	(596)	184
Change in unrealized appreciation on marketable securities	21	25	35	(14)

	1,784	(6,585)	1,553	(2,686)

Comprehensive income	15,968	12,716	48,388	53,957

Amounts Attributable to Noncontrolling Interests:
Net loss	186	238	559	578
Foreign currency translation adjustment	(66)	148	(71)	45

Comprehensive loss attributable to noncontrolling interests	120	386	488	623

Amounts Attributable to Redeemable Noncontrolling Interests:
Net income	(1,019)	(341)	(1,357)	(1,074)
Foreign currency translation adjustment	2	—	(6)	—

Comprehensive income attributable to redeemable noncontrolling interests	(1,017)	(341)	(1,363)	(1,074)

Comprehensive Income Attributable to W. P. Carey Members	$15,071	$12,761	$47,513	$53,506

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2009 10-Q — 4

W. P. CAREY & CO. LLC
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine months ended September 30,
	2009	2008
Cash Flows — Operating Activities
Net income	$46,835	$56,643
Adjustments to net income:
Depreciation and amortization including intangible assets and deferred financing costs	18,385	20,412
Income from equity investments in real estate and CPA® REITs in excess of distributions received	(4,303)	(1,224)
Straight-line rent adjustments	1,560	1,718
Management income received in shares of affiliates	(23,451)	(30,237)
Gain on sale of real estate and investment in direct financing lease	(343)	(1,103)
Gain on extinguishment of debt	(6,991)	—
Allocation of earnings to profit sharing interest	3,976	—
Unrealized (gain) loss on foreign currency transactions, warrants and securities	(257)	324
Realized gain on foreign currency transactions and other	(260)	(1,567)
Impairment charges	4,670	538
Stock-based compensation expense	7,777	5,894
Decrease in deferred acquisition revenue received	23,109	46,695
Increase in structuring revenue receivable	(8,196)	(8,845)
Decrease in income taxes, net	(11,137)	(6,527)
Decrease in settlement provision	—	(29,979)
Net changes in other operating assets and liabilities	(1,991)	(5,250)

Net cash provided by operating activities	49,383	47,492

Cash Flows — Investing Activities
Distributions received from equity investments in real estate and CPA® REITs in excess of equity income	33,917	7,566
Capital contributions to equity investments	(3,709)	(1,361)
Purchases of real estate and equity investments in real estate	(39,632)	(184)
Capital expenditures	(6,110)	(8,355)
VAT refunded on purchase of real estate	—	3,189
Proceeds from sale of real estate and securities	6,927	5,062
Proceeds from transfer of profit sharing interest	21,928	—
Funds released from escrow in connection with the sale of property	—	636
Payment of deferred acquisition revenue to affiliate	—	(120)

Net cash provided by investing activities	13,321	6,433

Cash Flows — Financing Activities
Distributions paid	(58,787)	(67,987)
Contributions from noncontrolling interests	2,137	1,957
Distributions to noncontrolling interests	(4,589)	(1,659)
Distributions to profit sharing interest	(5,372)	—
Scheduled payments of mortgage principal	(7,527)	(7,196)
Proceeds from mortgages and credit facilities	158,994	122,968
Prepayments of mortgage principal and credit facilities	(137,436)	(102,427)
Proceeds from loan from affiliates	1,625	—
Repayment of loan from affiliates	—	(7,569)
Payment of financing costs, net of deposits refunded	(849)	(375)
Proceeds from issuance of shares	1,356	21,242
Windfall tax benefits associated with stock-based compensation awards	275	697
Repurchase and retirement of shares	(10,686)	(5,134)

Net cash used in financing activities	(60,859)	(45,483)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	364	(94)

Net increase in cash and cash equivalents	2,209	8,348
Cash and cash equivalents, beginning of period	16,799	12,137

Cash and cash equivalents, end of period	$19,008	$20,485

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2009 10-Q — 5

W. P. CAREY & CO. LLC
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Business
W. P. Carey & Co. LLC, its consolidated subsidiaries and predecessors (collectively, “we”, “us” or “our”) provide long-term sale-leaseback and build-to-suit transactions for companies worldwide and manage a global investment portfolio. We invest primarily in commercial properties domestically and internationally that are each triple-net leased to single corporate tenants, which requires each tenant to pay substantially all of the costs associated with operating and maintaining the property. We also earn revenue as the advisor to publicly owned, non-actively traded real estate investment trusts (“CPA® REITs”) sponsored by us that invest in similar properties. We are currently the advisor to the following CPA® REITs: Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 15 Incorporated (“CPA®:15”), Corporate Property Associates 16 — Global Incorporated (“CPA®:16 — Global”) and Corporate Property Associates 17 — Global Incorporated (“CPA®:17 — Global”). As of September 30, 2009, we owned and managed 870 properties domestically and internationally, including our own portfolio. Our own portfolio was comprised of our full or partial ownership interest in 172 properties, substantially all of which were net leased to 81 tenants, and totaled approximately 16.7 million square feet (on a pro rata basis) with an occupancy rate of 95%.
Primary Business Segments
Investment Management — We structure and negotiate investments and debt placement transactions for the CPA® REITs, for which we earn structuring revenue, and manage their portfolios of real estate investments, for which we earn asset-based management and performance revenue. We earn asset-based management and performance revenue from the CPA® REITs based on the value of their real estate-related assets under management. As funds available to the CPA® REITs are invested, the asset base from which we earn revenue increases. In addition, we also receive a percentage of distributions of available cash from CPA®:17 — Global’s operating partnership. We may also earn incentive and disposition revenue and receive other compensation in connection with providing liquidity alternatives to CPA® REIT shareholders.
Real Estate Ownership — We own and invest in commercial properties in the United States (“U.S.”) and the European Union that are then leased to companies, primarily on a triple-net leased basis. We may also invest in other properties if opportunities arise.
Note 2. Basis of Presentation
Our interim consolidated financial statements have been prepared, without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of our consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2008, which are included in our 2008 Annual Report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. The consolidated financial statements included in this Report have been retrospectively adjusted to reflect the adoption of several accounting pronouncements during the nine months ended September 30, 2009 (Note 10 and 11).
In May 2009, the FASB issued authoritative guidance for subsequent events, which we adopted as required in the second quarter of 2009. The guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We evaluated subsequent events through November 6, 2009, the date on which we filed this Report with the SEC.
Basis of Consolidation
The consolidated financial statements include all of our accounts and those of our majority-owned and/or controlled subsidiaries. The portion of equity in a subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All

W. P. Carey 9/30/2009 10-Q — 6

Notes to Consolidated Financial Statements
significant intercompany accounts and transactions have been eliminated. Under current authoritative accounting guidance, we have determined that we are the primary beneficiary of one variable interest entity (“VIE”), which we consolidate. In addition, we hold investments in tenant-in-common interests, which we account for as equity investments in real estate under current authoritative accounting guidance.
Out of Period Adjustment
As of September 30, 2009 and for the nine months ended September 30, 2009, we recorded an adjustment to record an entity on the equity method that had been incorrectly accounted for under a proportionate consolidation method since its acquisition in 1990. This adjustment was recorded as a reduction to Real estate and Non-recourse debt of approximately $23.3 million and $15.0 million, respectively, and an increase to Equity investment in real estate and CPA® REITs of $7.8 million on our consolidated balance sheet at September 30, 2009, and an adjustment to classify approximately $0.5 million and $1.2 million of net earnings to income from equity investments in real estate and CPA® REITs for the three and nine months ended September 30, 2009, respectively, which did not result in any change to previously reported net income attributable to W. P. Carey members. We have concluded that the effect of this adjustment was not material to any of our previously issued financial statements, nor was it material to the quarter or estimated fiscal year in which it was recorded. As such, these adjustments were recorded in our consolidated balance sheets and statements of income as of September 30, 2009 and for the nine months ended September 30, 2009. Prior period financial statements have not been revised in the current filing, nor will such amounts be revised in subsequent filings.
Future Accounting Requirements
In June 2009, the Financial Accounting Standards Board (“FASB”) amended the existing guidance regarding accounting for transfers and servicing of financial assets and extinguishments of liabilities by eliminating the concept of a qualifying special-purpose entity; limiting the circumstances where the transfer of a portion of a financial asset will qualify as a sale even if all other derecognition criteria are met; clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; and expanding the disclosures surrounding transfers of financial assets. The new guidance is effective for us beginning January 1, 2010. We are currently assessing the potential impact that the adoption of the new guidance will have on our financial position and results of operations.
In June 2009, the FASB issued amended guidance related to the consolidation of VIEs. These amendments require an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amendments change the consideration of kick-out rights in determining if an entity is a VIE, which may cause certain additional entities to now be considered VIEs. Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE. This guidance will be effective for us beginning January 1, 2010. We are currently in the process of evaluating the impact that the adoption of this guidance will have on our financial position and results of operations.
Note 3. Agreements and Transactions with Related Parties
Advisory Agreements with the CPA® REITs
Directly and through wholly-owned subsidiaries, we earn revenue as the advisor to the CPA® REITs. Under the advisory agreements with the CPA® REITs, we manage the portfolios of the CPA® REITs and structure and negotiate investments and debt placement transactions for them, and may provide additional services. The advisory agreements were amended and renewed effective October 1, 2009. The following table presents a summary of revenue earned and cash received from the CPA® REITs in connection with providing services to them (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Asset management revenue	$19,106	$20,205	$57,441	$60,370
Cash distributions from CPA®:17 — Global	—	—	583	—
Structuring revenue	5,476	10,818	16,250	17,403
Wholesaling revenue	1,869	1,517	4,426	4,145
Reimbursed costs from affiliates	13,503	11,303	33,747	32,749

	$39,954	$43,843	$112,447	$114,667

W. P. Carey 9/30/2009 10-Q — 7

Notes to Consolidated Financial Statements
Asset Management Revenue
Under the terms of the advisory agreements, we earn asset management revenue generally totaling 1% per annum of average invested assets, which is calculated according to the advisory agreements for each CPA® REIT. A portion of our asset management revenue, or 1/2 of 1% of average investment assets (“performance revenue”), is contingent upon specific performance criteria for each CPA® REIT. For CPA®:17 — Global, we earn asset management revenue ranging from 0.5% of average market value for long-term net leases and certain other types of real estate investments to 1.75% of average equity value for certain types of securities. For CPA®:17 — Global, we do not earn performance revenue, but we receive up to 10% of distributions of available cash from its operating partnership.
Under the terms of the advisory agreements, we may elect to receive shares of restricted stock for any revenue due from each CPA® REIT. In 2009, we elected to receive all asset management revenue in cash, with the exception of CPA®:17 — Global’s asset management revenue, which we elected to receive in restricted shares. We also elected to receive performance revenue from CPA®:16 — Global in restricted shares, while for CPA®:14 and CPA®:15 we elected to receive 80% of all performance revenue in restricted shares, with the remaining 20% payable in cash. In 2008, for CPA®:14, CPA®:15 and CPA®:16 — Global, we elected to receive all asset management revenue in cash and all performance revenue in restricted shares rather than cash, while for CPA®:17 — Global we elected to receive asset management revenue in restricted shares rather than cash.
Structuring Revenue
Under the terms of the advisory agreements, we earn structuring revenue in connection with structuring and negotiating investments and related mortgage financing for the CPA® REITs. Structuring revenue earned is based on the cost of investments. Under each of the advisory agreements, we may receive acquisition revenue of up to an average of 4.5% of the total cost of all investments made by each CPA® REIT. A portion of this revenue (generally 2.5%) is paid when the transaction is completed, while the remainder (generally 2%) is payable in equal annual installments ranging from three to eight years, provided the relevant CPA® REIT meets its performance criterion. Unpaid installments bear interest at annual rates ranging from 5% to 7%. For certain types of non-long term net lease investments acquired on behalf of CPA®:17 — Global, initial acquisition revenue may range from 0% to 1.75% of the equity invested plus the related acquisition revenue, with no deferred acquisition revenue being earned. We may be entitled, subject to CPA® REIT board approval, to loan refinancing revenue of up to 1% of the principal amount refinanced in connection with structuring and negotiating investments. This loan refinancing revenue, together with the acquisition revenue, is referred to as structuring revenue. In addition, we may also earn revenue related to the sale of properties, subject to subordination provisions. We will only recognize this revenue if we meet the subordination provisions.
Reimbursed Costs from Affiliates and Wholesaling Revenue
The CPA® REITs reimburse us for certain costs, primarily broker/dealer commissions paid on behalf of the CPA® REITs and marketing and personnel costs. In addition, under the terms of a sales agency agreement between our wholly-owned broker-dealer subsidiary and CPA®:17 — Global, we earn a selling commission of up to $0.65 per share sold, selected dealer revenue of up to $0.20 per share sold and/or wholesaling revenue for selected dealers or investment advisors of up to $0.15 per share sold. We will re-allow all selling commissions to selected dealers participating in CPA®:17 — Global’s offering and will re-allow up to the full selected dealer revenue to selected dealers. If needed, we will use any retained portion of the selected dealer revenue together with the wholesaling revenue to cover other underwriting costs incurred in connection with CPA®:17 — Global’s offering. Total underwriting compensation earned in connection with CPA®:17 — Global’s offering, including selling commissions, selected dealer revenue, wholesaling revenue and reimbursements made by us to selected dealers, cannot exceed the limitations prescribed by the Financial Industry Regulatory Authority (“FINRA”). The limit on underwriting compensation is currently 10% of gross offering proceeds. We may also be reimbursed up to an additional 0.5% of the gross offering proceeds for bona fide due diligence expenses.
Other Transactions with Affiliates
We are the general partner in a limited partnership (which we consolidate for financial statement purposes) that leases our home office space and participates in an agreement with certain affiliates, including the CPA® REITs, for the purpose of leasing office space used for the administration of our operations and the operations of our affiliates and for sharing the associated costs. During each of the three month periods ended September 30, 2009 and 2008, we recorded income from noncontrolling interest partners of $0.6 million, in each case related to reimbursements from these affiliates. During each of the nine month periods ended September 30, 2009 and 2008, we recorded income from noncontrolling interest partners of $1.8 million. The average estimated minimum lease payments on the office lease, inclusive of noncontrolling interests, as of September 30, 2009 approximates $2.9 million annually through 2016.
We own interests in entities ranging from 5% to 95%, including jointly-controlled tenant-in-common interests in properties, with the remaining interests generally held by affiliates, and own common stock in each of the CPA® REITs. We consolidate certain of these investments (Note 2) and account for the remainder under the equity method of accounting (Note 5).

W. P. Carey 9/30/2009 10-Q — 8

Notes to Consolidated Financial Statements
One of our directors and officers is the sole shareholder of Livho, Inc. (“Livho”). We consolidate the accounts of Livho in our consolidated financial statements in accordance with current accounting guidance for consolidation of VIEs because it is a VIE and we are its primary beneficiary.
Family members of one of our directors have an ownership interest in certain companies that own noncontrolling interests in our French majority-owned subsidiaries. These ownership interests are subject to substantially the same terms as all other ownership interests in the subsidiary companies.
Two employees own a redeemable noncontrolling interest in W. P. Carey International LLC (“WPCI”), a subsidiary company that structures net lease transactions on behalf of the CPA® REITs outside of the U.S. (Note 11).
Included in Accounts payable, accrued expenses and other liabilities in the consolidated balance sheets at each of September 30, 2009 and December 31, 2008 are amounts due to affiliates totaling $0.9 million.
Note 4. Real Estate
Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows (in thousands):

	September 30, 2009	December 31, 2008
Land	$105,112	$109,234
Buildings	462,510	493,810
Less: Accumulated depreciation	(106,737)	(103,249)

	$460,885	$499,795

Operating Real Estate
Operating real estate, which consists primarily of our self-storage investments and Livho subsidiary, at cost, is summarized as follows (in thousands):

	September 30, 2009	December 31, 2008
Land	$16,257	$15,408
Buildings	69,551	69,139
Less: Accumulated depreciation	(11,531)	(10,013)

	$74,277	$74,534

Impairment Charges
We assess whether there are any indicators that the value of our real estate properties may be impaired or that their carrying value may not be recoverable. For real estate assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property to the future net undiscounted cash flow that we expect the property will generate, including any estimated proceeds from the eventual sale of the property. If this amount is less than the carrying value, the property is considered to be impaired, and we then measure the loss as the excess of the carrying value of the property over the estimated fair value of the property, which is primarily determined using market information from outside sources such as recent comparable sales or broker quotes. If relevant market information is not available, we then perform a future net cash flow analysis discounted for inherent risk associated with each asset.
For the three and nine months ended September 30, 2009, we recognized impairment charges totaling $2.4 million and $4.7 million, respectively, on six domestic properties to reduce these properties’ carrying values to their current estimated selling prices in connection with our current intention to market these properties for sale. Included in the $4.7 million was $0.6 million related to one property that was sold during the third quarter of 2009 (Note 14). The fair value for each property was determined using either contracted sales prices or broker quotes.
For the three and nine months ended September 30, 2008, we recognized an impairment charge of $0.5 million at a domestic property as we expected to sell this property for less than its carrying amount (Note 14).

W. P. Carey 9/30/2009 10-Q — 9

Notes to Consolidated Financial Statements
Acquisition Costs
The FASB has revised its guidance for business combinations. The revised guidance establishes principles and requirements for how the acquirer in a business combination must recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the entity acquired, and goodwill acquired in a business combination. Additionally, the revised guidance requires that an acquiring entity must immediately expense all acquisition costs and fees associated with a business combination, while such costs are capitalized for transactions deemed to be acquisitions. We adopted the revised guidance as required on January 1, 2009. We are impacted by the adoption of the revised guidance through both the investments we make for our own portfolio as well as our equity interests in the CPA® REITs. To the extent we make investments for our own portfolio or on behalf of the CPA® REITs that are deemed to be business combinations, our results of operations will be negatively impacted by the immediate expensing of acquisition costs and fees incurred in accordance with the revised guidance, whereas in the past such costs and fees would have been capitalized and allocated to the cost basis of the acquisition. Post acquisition, there will be a subsequent positive impact on our results of operations through a reduction in depreciation expense over the estimated life of the properties. For those investments that are not deemed to be a business combination, the revised guidance is not expected to have a material impact on our consolidated financial statements.
We did not make any investments for our own portfolio that were deemed to be business combinations during the three and nine months ended September 30, 2009. All investments structured on behalf of the CPA® REITs during the three and nine months ended September 30, 2009 were deemed to be real estate acquisitions. Acquisition costs and fees capitalized by the CPA® REITs totaled $2.3 million and $3.9 million for CPA®:16 — Global and CPA®:17 — Global, respectively, for the three months ended September 30, 2009 and $0.1 million, $5.5 million and $11.6 million for CPA®:14, CPA®:16 — Global and CPA®:17 — Global, respectively, for the nine months ended September 30, 2009.
Carey Storage Transaction
In January 2009, our consolidated subsidiary, Carey Storage, completed a transaction whereby it received cash proceeds of $21.9 million, plus a commitment to invest up to a further $8.1 million of equity, from a third party to fund the purchase of self-storage assets in the future in exchange for a 60% interest in its self storage portfolio. Carey Storage incurred transaction-related costs totaling approximately $1.0 million in connection with this transaction. Because we have an option to repurchase this interest at fair value, we account for this transaction under the profit sharing method.
In connection with this transaction, Carey Storage repaid, in full, the $35.0 million outstanding balance on its secured credit facility at a discount for $28.0 million and recognized a gain of $7.0 million on the repayment of this debt, inclusive of the third party’s interest of $4.2 million. The debt repayment was financed with a portion of the proceeds from the exchange of the 60% interest and non-recourse debt with a new lender totaling $25.0 million, of which $18.0 million is secured by individual mortgages on seven of the self storage properties in the portfolio and $7.0 million is secured by individual mortgages on the other six self storage properties in the portfolio. The new financing bears interest at a fixed rate of 7% per annum and has a 10 year term with a rate reset after 5 years. The $7.0 million gain recognized on the repayment and the third party’s interest in this gain of $4.2 million are both reflected in Other income and expenses in the consolidated financial statements for the nine months ended September 30, 2009.
In August 2009, Carey Storage borrowed an additional $3.5 million that is collateralized by individual mortgages on seven of the self storage properties in the portfolio and distributed the proceeds to its profit sharing interest holders. This new loan has an annual fixed interest rate of 7.25% and has a term of 9.6 years with a rate reset after 5 years. Carey Storage distributed $1.9 million to its third party investor, which has been reflected as a reduction of the profit sharing obligation.
Other
In connection with our acquisition of properties, we have recorded net lease intangibles of $35.6 million, which are being amortized over periods ranging from three years to 30 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in depreciation and amortization. Below-market rent intangibles are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements. Net amortization of intangibles was $1.5 million and $1.9 million for the three months ended September 30, 2009 and 2008, respectively, and $4.9 million and $5.5 million for the nine months ended September 30, 2009 and 2008, respectively.
Note 5. Equity Investments in Real Estate and CPA® REITs
Our equity investments in real estate for our investments in the CPA® REITs and for our interests in unconsolidated venture properties are summarized below.

W. P. Carey 9/30/2009 10-Q — 10

Notes to Consolidated Financial Statements
CPA® REITs
We own interests in the CPA® REITs with which we have advisory agreements. We account for our interests in the CPA® REITs under the equity method because, as their advisor, we do not exert control but have the ability to exercise significant influence. Shares of the CPA® REITs are publicly registered and the CPA® REITs file periodic reports with the SEC, but the shares are not actively traded. We earn asset management and performance revenue from the CPA® REITs and have elected, in certain cases, to receive this revenue in the form of common stock in the CPA® REITs rather than cash (Note 3).
The following table sets forth certain information about our investments in the CPA® REITs (dollars in thousands):

	% of Outstanding Shares		Carrying Amount of Investment at
Fund	September 30, 2009	December 31, 2008	September 30, 2009(a)	December 31, 2008(a)
CPA®:14	8.4%	7.4%	$80,315	$78,052
CPA®:15	6.3%	5.5%	77,633	74,959
CPA®:16 — Global	4.5%	3.7%	52,085	46,880
CPA®:17 — Global (b)	0.4%	0.2%	3,181	1,080

			$213,214	$200,971

(a)	Includes fee receivable at period end for which shares will be issued during the subsequent period.
The following tables present combined summarized financial information for the CPA® REITs. Amounts provided are the total amounts attributable to the CPA® REITs and do not represent our proportionate share (in thousands):

	September 30, 2009	December 31, 2008
Assets	$8,477,966	$8,272,855
Liabilities	(4,675,638)	(4,605,886)

Shareholders’ equity	$3,802,328	$3,666,969

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues	$190,964	$160,089	$560,264	$537,847
Expenses	(191,823)	(144,748)	(542,696)	(435,192)

Net (loss) income	$(859)	$15,341	$17,568	$102,655

We recognized (loss) income from our equity investments in the CPA® REITs of $(0.7) million and $0.2 million for the three months ended September 30, 2009 and 2008, respectively, and $(0.2) million and $4.8 million for the nine months ended September 30, 2009 and 2008, respectively. Income (loss) recognized from our equity investments in the CPA® REITs is impacted by several factors, including impairment charges recorded by the CPA® REITs. During the three months ended September 30, 2009 and 2008, the CPA® REITs recognized impairment charges totaling $54.1 million and $14.2 million, respectively, which reduced the income we earned from these investments by $3.6 million and $0.9 million, respectively. During the nine months ended September 30, 2009 and 2008, the CPA® REITs recognized impairment charges totaling $108.7 million and $14.2 million, respectively, which reduced the income we earned from these investments by $6.4 million and $0.9 million, respectively.
Interests in Unconsolidated Venture Properties
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies in which our ownership interests are 60% or less but over which we exercise significant influence, and (ii) as tenants-in-common subject to common control. All of the underlying investments are generally owned with affiliates that have similar investment objectives to ours. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus fundings).

W. P. Carey 9/30/2009 10-Q — 11

Notes to Consolidated Financial Statements
The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying value of ventures is affected by the timing and nature of distributions (dollars in thousands):

	Ownership Interest	Carrying Value at
Lessee	at September 30, 2009	September 30, 2009	December 31, 2008
Schuler A.G. (a) (b)	33%	$25,875	$23,279
The New York Times Company (c)	18%	19,470	—
Carrefour France, SAS (a)	46%	17,821	17,213
U. S. Airways Group, Inc. (d)	75%	7,767	—
Medica — France, S.A. (a)	46%	7,320	7,115
Hologic, Inc. (b)	36%	4,392	4,402
Consolidated Systems, Inc. (b)	60%	3,397	3,420
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	5%	2,645	2,467
Federal Express Corporation	40%	2,149	2,565
Information Resources, Inc.	33%	2,018	1,571
Childtime Childcare, Inc.	34%	1,817	1,748
The Retail Distribution Group (e)	40%	1,069	264
Amylin Pharmaceuticals, Inc. (formerly Sicor, Inc.) (b) (f)	50%	(4,548)	(4,395)

		$91,192	$59,649

(a)	Carrying value of investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(b)	Represents tenant-in-common interest (Note 2).

(c)	We acquired our interest in this investment in March 2009.

(d)	In the third quarter of 2009, we recorded an adjustment to record this entity on the equity method. This entity had previously been accounted for under a proportionate consolidation method (Note 2). If the entity had previously been accounted for under the equity method, it would have had a carrying value of $7.5 million at December 31, 2008.

(e)	In July 2009, we contributed $1.5 million to this venture to pay off a maturing mortgage loan.

(f)	In 2007, this venture refinanced its existing non-recourse mortgage debt for new non-recourse financing of $35.4 million based on the appraised value of the underlying real estate of the venture and distributed the proceeds to the venture partners.
The following tables present combined summarized financial information of our venture properties. Amounts provided are the total amounts attributable to the venture properties and do not represent our proportionate share (in thousands):

	September 30, 2009	December 31, 2008
Assets	$1,247,715	$816,502
Liabilities	(756,351)	(615,759)

Partners’/members’ equity	$491,364	$200,743

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues	$30,887	$22,045	$87,357	$66,847
Expenses	(15,514)	(15,892)	(43,660)	(49,907)

Net income	$15,373	$6,153	$43,697	$16,940

     We recognized income from these equity investments in real estate of $3.7 million and $2.1 million for the three months ended September 30, 2009 and 2008, respectively, and $10.0 million and $6.2 million for the nine months ended September 30, 2009 and 2008, respectively. These amounts represent our share of the income of these ventures as well as certain depreciation and amortization adjustments related to purchase accounting and other-than-temporary impairment charges.

W. P. Carey 9/30/2009 10-Q — 12

Notes to Consolidated Financial Statements
Equity Investment in Real Estate Acquired
2009 — In March 2009, an entity in which we, CPA®:16 — Global and CPA®:17 — Global hold 17.75%, 27.25% and 55% interests, respectively, completed a net lease financing transaction with respect to a leasehold condominium interest, encompassing approximately 750,000 rentable square feet, in the office headquarters of The New York Times Company for approximately $233.7 million in the aggregate. Our share of the purchase price was approximately $40.0 million, which we funded with proceeds from our line of credit. We account for this investment under the equity method of accounting as we do not have a controlling interest in the entity but exercise significant influence over it. In connection with this investment, which was deemed to be a real estate acquisition under current accounting guidance for business combinations, the venture capitalized costs and fees totaling $8.7 million. In August 2009, the venture obtained mortgage financing on the New York Times property of $119.8 million at an annual interest rate of LIBOR plus 4.75% that has been capped at 8.75% through the use of an interest rate cap. This new financing has a term of five years.
Note 6. Commitments and Contingencies
As of September 30, 2009, we were not involved in any material litigation.
We have provided certain representations in connection with divestitures of certain of our properties. These representations address a variety of matters including environmental liabilities. We are not aware of any claims or other information that would give rise to material payments under such representations.
Note 7. Settlement of SEC Investigation
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
Note 8. Fair Value Measurements
In September 2007, the FASB issued authoritative guidance for using fair value to measure assets and liabilities, which we adopted as required on January 1, 2008, with the exception of nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, which we adopted as required on January 1, 2009. In April 2009, the FASB provided additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, which we adopted as required in the second quarter of 2009. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including interest rate caps and swaps; and Level 3, for which little or no market data exists, therefore requiring us to develop our own assumptions, such as certain marketable securities.

W. P. Carey 9/30/2009 10-Q — 13

Notes to Consolidated Financial Statements
The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$4,002	$4,002	$—	$—
Marketable securities	1,683	—	—	1,683

Total	$5,685	$4,002	$—	$1,683

Liabilities:
Derivative liabilities	$700	$—	$700	$—

		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$2,068	$2,068	$—	$—
Marketable securities	1,628	—	—	1,628

Total	$3,696	$2,068	$—	$1,628

Liabilities:
Derivative liabilities	$419	$—	$419	$—

Assets and liabilities presented above exclude assets and liabilities owned by unconsolidated ventures.

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3 Only)
	Marketable	Derivative	Total	Marketable	Derivative	Total
	Securities	Assets	Assets	Securities	Assets	Assets
	Three months ended September 30, 2009			Three months ended September 30, 2008
Beginning balance	$1,671	$—	$1,671	$1,652	$—	$1,652
Total gains or losses (realized and unrealized):
Included in earnings	(1)	—	(1)	—	—	—
Included in other comprehensive income	13	—	13	(9)	—	(9)
Purchases, issuances and settlements	—	—	—	—	—	—

Ending balance	$1,683	$—	$1,683	$1,643	$—	$1,643

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(1)	$—	$(1)	$—	$—	$—

W. P. Carey 9/30/2009 10-Q — 14

Notes to Consolidated Financial Statements

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3 Only)
	Marketable	Derivative	Total	Marketable	Derivative	Total
	Securities	Assets	Assets	Securities	Assets	Assets
	Nine months ended September 30, 2009			Nine months ended September 30, 2008
Beginning balance	$1,628	$—	$1,628	$1,494	$204	$1,698
Total gains or losses (realized and unrealized):
Included in earnings	(2)	—	(2)	(2)	(204)	(206)
Included in other comprehensive income	12	—	12	(29)	—	(29)
Purchases, issuances and settlements	45	—	45	180	—	180

Ending balance	$1,683	$—	$1,683	$1,643	$—	$1,643

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(2)	$—	$(2)	$—	$(204)	$(204)

Gains and losses (realized and unrealized) included in earnings are reported in Other income and expenses in the consolidated financial statements.
At September 30, 2009, we performed our quarterly assessment of the value of certain of our real estate investments in accordance with current authoritative accounting guidance. The valuation of these assets was determined using widely accepted valuation techniques, including discounted cash flow on the expected cash flows of each asset as well as the income capitalization approach, which considers prevailing market capitalization rates. We reviewed each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. Based on this valuation, during the nine months ended September 30, 2009 we recorded impairment charges totaling $4.7 million as described in Note 4, calculated based on market conditions and assumptions at September 30, 2009. Actual results may differ materially if market conditions or the underlying assumptions change.
In April 2009, the FASB amended the existing guidance for disclosing the fair value of financial instruments to require disclosing the fair value of financial instruments for interim reporting periods as well as in annual financial statements. The new guidance also amended the existing guidance for interim financial reporting to require those disclosures in summarized financial information at interim reporting periods. The disclosures required by this guidance as of September 30, 2009 and December 31, 2008 are presented below (in thousands):

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt	$220,021	$208,567	$245,874	$242,210
Line of credit	100,000	97,700	81,000	77,200
Marketable securities (a)	1,682	1,683	1,612	1,628

(a)	Carrying value represents historical cost for marketable securities.
The estimated fair value of our debt instruments was determined using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimate that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both September 30, 2009 and December 31, 2008.
Note 9. Risk Management and Use of Derivative Financial Instruments
Risk Management
In the normal course of our on-going business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans, changes in the value of our marketable securities and changes in the value of the shares we hold in the CPA® REITs due to changes in interest rates or other market factors. In addition, we own investments in the European Union and are subject to the risks associated with changing foreign currency exchange rates.

W. P. Carey 9/30/2009 10-Q — 15

Notes to Consolidated Financial Statements
Foreign Currency Exchange
We are exposed to foreign currency exchange rate movements, primarily in the Euro. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency, but we are subject to foreign currency exchange rate movements to the extent of the difference in the timing and amount of the rental obligation and the debt service. We also face challenges with repatriating cash from our foreign investments. We may encounter instances where it is difficult to repatriate cash because of jurisdictional restrictions or because repatriating cash may result in current or future tax liabilities. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other income and expenses in the consolidated financial statements.
Use of Derivative Financial Instruments
In March 2008, the FASB amended the existing guidance for accounting for derivative instruments and hedging activities to require additional disclosures that are intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows. The enhanced disclosure requirements primarily surround the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. The required additional disclosures are presented below.
When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates. We have not entered, and do not plan to enter into financial instruments for trading or speculative purposes. In addition to derivative instruments that we enter into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, and we may own common stock warrants that are considered to be derivative instruments. The primary risks related to our use of derivative instruments are that a counterparty to a hedging arrangement could default on its obligation or that the credit quality of the counterparty may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction. While we seek to mitigate these risks by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be credit worthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.
We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in Other comprehensive income (“OCI”) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The following table sets forth our derivative instruments at September 30, 2009 and December 31, 2008 (in thousands):

		Liability Derivatives Fair Value at
Derivatives designated as hedging instruments	Balance Sheet Location	September 30, 2009	December 31, 2008
Interest rate swap	Other liabilities	$(700)	$(419)

Derivatives not designated as hedging instruments
Interest rate cap (a)	Other liabilities	—	—

Total derivatives		$(700)	$(419)

(a)	Our secured credit facility had a variable interest rate equal to the one-month LIBOR plus a spread of 225 basis points. In March 2008, we obtained a $35.5 million interest rate cap whereby the LIBOR component of our interest rate could not exceed 4.75% through December 2008. In October 2008, we amended the interest rate cap agreement so that the LIBOR component of the interest rate could not exceed 5.75% through December 2009. In January 2009, this credit facility was repaid and terminated, at which time the interest rate cap was terminated. For the duration of the interest rate cap, we did not account for this instrument as a hedge, and therefore changes in value were reflected in our consolidated statement of income. The interest rate cap had no value at either December 31, 2008 or the date of termination, and no gains or losses were included in Other income and expenses for the three and nine months ended September 30, 2009 and 2008.

W. P. Carey 9/30/2009 10-Q — 16

Notes to Consolidated Financial Statements
Our derivative instruments had no impact on our earnings for the three and nine months ended September 30, 2009 and 2008. The following table presents the impact of derivative instruments on OCI within our consolidated financial statements (in thousands):

	Amount of (Loss) Gain Recognized in
	OCI on Derivative (Effective Portion)
	Three months ended September 30,		Nine months ended September 30,
Derivatives in Cash Flow Hedging Relationships	2009	2008	2009	2008
Interest rate swap (a)	$(142)	$(315)	$(243)	$184

Total	$(142)	$(315)	$(243)	$184

(a)	During the three and nine months ended September 30, 2009 and 2008, no gains or losses were reclassified from OCI into income related to effective or ineffective portions of hedging relationships or to amounts excluded from effectiveness testing.
See below for information on our purposes for entering into derivative instruments and for information on derivative instruments owned by unconsolidated ventures, which are excluded from the tables above.
Interest Rate Swaps and Caps
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate non-recourse mortgage loans and may enter into interest rate swap agreements or interest rate cap agreements with counterparties. Interest rate swaps, which effectively convert the variable rate debt service obligations of the loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. Interest rate caps limit the effective borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.
The interest rate swap derivative instrument that we had outstanding at September 30, 2009 was designated as cash flow hedges and is summarized as follows (dollars in thousands):

		Notional(a)	Effective	Effective	Expiration
	Type	Amount	Interest Rate	Date	Date	Fair Value(a)
3-Month Euribor	“Pay-fixed” swap	$9,599	4.2%	3/2008	3/2018	$(700)

(a)	Amounts are based upon the Euro exchange rate at September 30, 2009.
The interest rate cap derivative instruments that our unconsolidated ventures had outstanding at September 30, 2009 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Ownership Interest		Notional			Effective	Expiration
	at September 30, 2009	Type	Amount	Cap Rate (a)	Spread	Date	Date	Fair Value
3-Month LIBOR	17.75%	Interest rate cap	$119,750	4.0%	4.8%	8/2009	8/2014	$2,745
1-Month LIBOR	78.95%	Interest rate cap	14,966	3.0%	4.0%	9/2009	4/2014	420

								$3,165

(a)	The applicable interest rates of the related loans were 5.1% and 4.3% at September 30, 2009; therefore, the interest rate caps were not being utilized at that date.
Other
Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on our non-recourse variable-rate debt. As of September 30, 2009, we estimate that an additional $0.3 million will be reclassified as interest expense during the next twelve months.

W. P. Carey 9/30/2009 10-Q — 17

Notes to Consolidated Financial Statements
We have agreements with certain of our derivative counterparties that contain certain credit contingent provisions that could result in us being declared in default on our derivative obligations if we either default or are capable of being declared in default on any of our indebtedness. As of September 30, 2009, we have not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $0.8 million as of September 30, 2009, which includes accrued interest but excludes any adjustment for nonperformance risk. If we had breached any of these provisions at September 30, 2009, we could have been required to settle our obligations under these agreements at their termination value of $0.9 million.
Portfolio Concentration Risk
Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10% of current annualized lease revenues in certain areas, as described below. Although we view our exposure from properties that we purchased together with our affiliates based on our ownership percentage in these properties, the percentages below are based on our consolidated ownership and not on our actual ownership percentage in these investments.
As of September 30, 2009, the majority of our directly owned real estate properties and related loans were located in the U.S. (90%), with Texas (15%), California (12%) and Michigan (10%) representing the only geographic concentrations. As of September 30, 2009, our directly owned real estate properties contain concentrations in the following asset types: industrial (37%), office (36%) and warehouse/distribution (13%); and in the following tenant industries: telecommunications (16%) and business and commercial services (15%).
Note 10. Equity and Stock Based and Other Compensation
Stock Based and Other Compensation
The total compensation expense (net of forfeitures) for our stock-based compensation plans was $2.5 million and $2.0 million for the three months ended September 30, 2009 and 2008, respectively, and $7.8 million and $5.9 million for the nine months ended September 30, 2009 and 2008, respectively. The tax benefit recognized by us related to stock-based compensation plans totaled $1.1 million and $0.9 million for the three months ended September 30, 2009 and 2008, respectively, and $3.5 million and $2.6 million for the nine months ended September 30, 2009 and 2008, respectively.
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
1997 Share Incentive Plan
In January 2009, the compensation committee of our board of directors approved long-term incentive awards consisting of 126,050 restricted stock units, which represent the right to receive shares of our common stock based on established restrictions, and 152,000 performance share units, which represent the right to receive shares of our common stock based on the level of achievement during a specified performance period of one or more performance goals, under the 1997 Share Incentive Plan. The restricted stock units are scheduled to vest over three years. Vesting of the performance share units is conditional on certain performance goals being met by us during the performance period from January 1, 2009 through December 31, 2011. The ultimate number of shares to be issued upon vesting of performance share units will depend on the extent to which we meet the performance goals and can range from zero to three times the original “target” awards noted above. The compensation committee set goals for the 2009 grant with the expectation that the number of shares to be issued upon vesting of performance share units will be at target levels. Based in part on our results through September 30, 2009 and expectations at that date regarding our future performance, we currently anticipate that the performance goals will be met at target levels for three of the four goals and at threshold level, or 0.5 times the original award, for one goal. As a result, we currently expect to recognize compensation expense totaling approximately $7.2 million over the vesting period, of which $0.6 million and $1.6 million was recognized during the three and nine months ended September 30, 2009, respectively. We will review our performance against these goals periodically and update expectations as warranted.
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

W. P. Carey 9/30/2009 10-Q — 18

Notes to Consolidated Financial Statements
2009 Non-Employee Directors’ Incentive Plan
In June 2009, our stockholders approved the 2009 Non-Employee Directors’ Incentive Plan (the “2009 Directors’ Plan”) to replace the predecessor plan, the 1997 Non-Employee Directors’ Incentive Plan, except with respect to outstanding contractual obligations under the predecessor plan, so that no further awards can be made under that plan. The 2009 Directors’ Plan authorizes the issuance of 325,000 shares of our common stock in the aggregate and provides for the automatic annual grant of restricted share units with a total value of $50,000 to each director. In the discretion of our board of directors, the awards may also be in the form of share options or restricted shares, or any combination of the permitted awards.
Partnership Equity Plan Unit
During 2003, we adopted a non-qualified deferred compensation plan (the Partnership Equity Plan, or “PEP”) under which a portion of any participating officer’s cash compensation in excess of designated amounts was deferred and the officer was awarded Partnership Equity Plan Units (“PEP Units”). The value of each PEP Unit was intended to correspond to the value of a share of the CPA® REIT designated at the time of such award. During 2005, further contributions to the initial PEP were terminated and it was succeeded by a second PEP. As amended, payment under these plans will occur at the earlier of December 16, 2013 (in the case of the initial PEP) or twelve years from the date of award. The award is fully vested upon grant. Each of the PEPs is a deferred compensation plan and is therefore considered to be outside the scope of current accounting guidance for stock-based compensation and subject to liability award accounting. The value of the plans is reflected at fair value each quarter and is subject to changes in the fair value of the PEP Units. Further contributions to the second PEP were terminated as of December 31, 2007, however this termination did not affect any awardees’ rights pursuant to awards granted under this plan. In December 2008, participants in the PEPs were required to make an election to either (i) remain in the PEPs, (ii) receive cash for their PEP Units (available to former employees only) or (iii) convert their PEP Units to fully vested restricted stock units (“RSUs”) (available to current employees only) to be issued under the 1997 Incentive Plan on June 15, 2009. Substantially all of the PEP participants elected to receive cash or convert their existing PEP Units to RSUs. In January 2009, we paid $2.0 million in cash to former employee participants who elected to receive cash for their PEP Units. As a result of the election to convert PEP Units to RSUs, we derecognized $9.5 million of our existing PEP liability and recorded a deferred compensation obligation within W. P. Carey members’ equity in the same amount during the second quarter of 2009. The PEP participants that elected RSUs received a number of RSUs equal to the total value of their PEP Units divided by the closing price of our common stock on that date. The PEP participants electing to receive RSUs were required to defer receipt of the underlying shares of our common stock for a minimum of two years. These participants are entitled to receive dividend equivalents equal to the amount of dividends paid on the underlying common stock during the deferral period. At September 30, 2009, we are obligated to issue $10.2 million of our common stock underlying RSUs, which is recorded within W. P. Carey members’ equity as Deferred compensation obligation. The remaining PEP liability pertaining to participants who elected to remain in the plans was $0.7 million as of September 30, 2009.
Earnings Per Share
In June 2008, the FASB issued new authoritative guidance for determining earnings per share, which we adopted as required on January 1, 2009 on a retrospective basis. Under the new guidance, all unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Our unvested restricted stock units contain rights to receive non-forfeitable distributions, and therefore we apply the two-class method of computing earnings per share. The calculation of earnings per share below excludes the income attributable to the unvested restricted stock units from the numerator. The following table summarizes basic and diluted earnings per share for the periods indicated (in thousands, except share amounts):

W. P. Carey 9/30/2009 10-Q — 19

Notes to Consolidated Financial Statements

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income attributable to W. P. Carey members	$13,351	$19,198	$46,037	$56,147
Allocation of distributions paid on unvested restricted stock units in excess of net income	(298)	(58)	(889)	(173)

Net income — basic	13,053	19,140	45,148	55,974
Income effect of dilutive securities, net of taxes	562	263	748	598

Net income — diluted	$13,615	$19,403	$45,896	$56,572

Weighted average shares outstanding — basic	39,727,460	39,294,889	39,163,186	39,125,329
Effect of dilutive securities	641,486	1,004,184	607,010	1,167,765

Weighted average shares outstanding — diluted	40,368,946	40,299,073	39,770,196	40,293,094

Securities included in our diluted earnings per share determination consist of stock options and restricted stock. Securities totaling 2.8 million shares for each of the three and nine month periods ended September 30, 2009 and 2.7 million shares for each of the three and nine month periods ended September 30, 2008 were excluded from the earnings per share computations above as their effect would have been anti-dilutive.
Share Repurchase Program
In December 2008, the Executive Committee of our board of directors (the “Executive Committee”) approved a program to repurchase up to $10.0 million of our common stock through March 4, 2009 or the date the maximum was reached, if earlier. During the term of this program, we repurchased a total of $9.3 million of our common stock. In March 2009, the Executive Committee approved a further program to repurchase up to an additional $3.5 million of our common stock through March 27, 2009 or the date the maximum was reached, if earlier. During the term of this program, we repurchased an additional $2.8 million of our common stock.
Other
During the three months ended September 30, 2009 and 2008, we recognized severance costs totaling approximately $0.1 million and $0.2 million, respectively, related to several former employees. During the nine months ended September 30, 2009 and 2008, we recognized severance costs totaling approximately $1.4 million and $0.9 million, respectively. Such costs are included in General and administrative expenses in the accompanying consolidated financial statements.
Note 11. Noncontrolling Interests
Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. In December 2007, the FASB amended the existing authoritative guidance for accounting for noncontrolling interests in consolidated financial statements, which we adopted as required on January 1, 2009. The new guidance establishes and expands accounting and reporting standards for noncontrolling interests and, if applicable, for the deconsolidation of a subsidiary. There were no changes in our ownership interest in any of our consolidated subsidiaries for nine months ended September 30, 2009.

W. P. Carey 9/30/2009 10-Q — 20

Notes to Consolidated Financial Statements
The following table presents a reconciliation of total equity, the equity attributable to our shareholders and the equity attributable to noncontrolling interests (in thousands):

		W. P. Carey	Noncontrolling
	Total	Members	Interests
Balance at January 1, 2008	$632,710	$626,560	$6,150
Shares issued	23,342	23,342	—
Contributions	2,582	—	2,582
Redemption value adjustment	(322)	(322)	—
Net income	77,097	78,047	(950)
Stock based compensation expense	7,285	7,285	—
Windfall tax benefits — share incentive plans	2,156	2,156	—
Distributions	(79,454)	(77,986)	(1,468)
Change in other comprehensive loss	(3,648)	(3,566)	(82)
Shares repurchased	(15,413)	(15,413)	—

Balance at January 1, 2009	646,335	640,103	6,232

Shares issued	1,356	1,356	—
Contributions	2,137	102	2,035
Redemption value adjustment	1,068	1,068	—
Net income	45,478	46,037	(559)
Stock based compensation expense under SFAS 123R	7,777	7,777	—
Windfall tax provision — share incentive plans	275	275	—
Distributions	(60,012)	(58,827)	(1,185)
Deferred compensation obligation	9,461	9,461	—
Change in other comprehensive income	1,633	1,476	157
Shares repurchased	(11,604)	(11,604)	—

Balance at September 30, 2009	$643,904	$637,224	$6,680

Redeemable Noncontrolling Interests
We account for the noncontrolling interests in WPCI as redeemable noncontrolling interests, as we have an obligation to repurchase the interests from the partners, subject to certain conditions. The partners’ interest is reflected at estimated redemption value for all periods presented. Redeemable noncontrolling interests, as presented on the consolidated balance sheets, reflect adjustments of $1.1 million and $0.3 million at September 30, 2009 and December 31, 2008, respectively, to present the partners’ interest at redemption value.
The following table presents a reconciliation of redeemable noncontrolling interests (in thousands):

Noncontrolling
Interests
Balance at January 1, 2008	$20,394
Redemption value adjustment	322
Net income	1,508
Distributions	(4,139)

Balance at January 1, 2009	18,085

Redemption value adjustment	(1,068)
Net income	1,357
Distributions	(3,591)
Change in other comprehensive income	6

Balance at September 30, 2009	$14,789

Note 12. Income Taxes
We have elected to be treated as a partnership for U.S. federal income tax purposes. As partnerships, we and our partnership subsidiaries are generally not directly subject to tax. We conduct our investment management services primarily through taxable subsidiaries. These operations are subject to federal, state, local and foreign taxes, as applicable. We conduct business in the U.S. and the European Union, and as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and

W. P. Carey 9/30/2009 10-Q — 21

Notes to Consolidated Financial Statements
various state and certain foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2004. Certain of our inter-company transactions that have been eliminated in consolidation for financial accounting purposes are also subject to taxation. Periodically, shares in the CPA® REITs that are payable to our taxable subsidiaries in consideration for services rendered are distributed from these subsidiaries to us.
At September 30, 2009, we had unrecognized tax benefits of $0.6 million (net of federal benefits) that, if recognized, would favorably affect the effective income tax rate in any future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2009, we had $0.1 million of accrued interest and penalties related to uncertain tax positions.
We currently expect the liability for uncertain taxes to increase during the next year on a similar basis to the additions that occurred in 2008. Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. (The tax years 2005-2008 remain open to examination by the major taxing jurisdictions to which we are subject.)
Our wholly owned REIT subsidiary, Carey REIT II, Inc. (“Carey REIT II”), owns our real estate assets and has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. We believe we have operated, and we intend to continue to operate, in a manner that allows Carey REIT II to continue to qualify as a REIT. Under the REIT operating structure, Carey REIT II is permitted to deduct distributions paid to our shareholders and generally will not be required to pay U.S. federal income taxes. Accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements.
Note 13. Segment Reporting
We evaluate our results from operations by our two major business segments — investment management and real estate ownership (Note 1). The following table presents a summary of comparative results of these business segments (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Investment Management
Revenues (a)	$39,954	$43,843	$111,864	$114,667
Operating expenses (a)	(28,614)	(27,886)	(81,018)	(78,199)
Other, net (b)	(675)	1,090	1,683	8,973
Provision for income taxes	(5,606)	(5,846)	(14,811)	(20,186)

Income from continuing operations attributable to W. P. Carey members	$5,059	$11,201	$17,718	$25,255

Real Estate Ownership (c)
Revenues	$21,216	$22,650	$64,362	$67,448
Operating expenses	(12,179)	(10,446)	(35,244)	(32,723)
Interest expense	(3,889)	(5,004)	(11,600)	(14,579)
Other, net (b)	3,486	1,368	12,195	7,837
Provision for income taxes	(412)	7	(1,127)	(219)

Income from continuing operations attributable to W. P. Carey members	$8,222	$8,575	$28,586	$27,764

Total Company
Revenues (a)	$61,170	$66,493	$176,226	$182,115
Operating expenses (a)	(40,793)	(38,332)	(116,262)	(110,922)
Interest expense	(3,889)	(5,004)	(11,600)	(14,579)
Other, net (b)	2,811	2,458	13,878	16,810
Provision for income taxes	(6,018)	(5,839)	(15,938)	(20,405)

Income from continuing operations attributable to W. P. Carey members	$13,281	$19,776	$46,304	$53,019

W. P. Carey 9/30/2009 10-Q — 22

Notes to Consolidated Financial Statements

	Equity Investments in Real Estate as of		Total Long-Lived Assets(d) as of		Total Assets as of
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Investment Management	$213,214	$200,971	$220,409	$210,249	$343,770	$346,568
Real Estate Ownership (c)	91,192	59,649	709,433	734,544	752,969	764,568

Total Company	$304,406	$260,620	$929,842	$944,793	$1,096,739	$1,111,136

(a)	Included in revenues and operating expenses are reimbursable costs from affiliates totaling $13.5 million and $11.3 million for the three months ended September 30, 2009 and 2008, respectively, and $33.7 million and $32.7 million for the nine months ended September 30, 2009 and 2008, respectively.

(b)	Includes interest income, income from equity investments in real estate and CPA® REITs, income (loss) attributable to noncontrolling interests and other income and expenses.

(c)	Includes investments in France, Poland and Germany that accounted for lease revenues (rental income and interest income from direct financing leases) of $1.9 million for each of the three month periods ended September 30, 2009 and 2008, and $5.5 million and $5.6 million for the nine months ended September 30, 2009 and 2008, respectively, as well as income from equity investments in real estate of $1.3 million and $1.5 million for the three months ended September 30, 2009 and 2008, respectively, and $4.3 million and $4.6 million for the nine months ended September 30, 2009 and 2008, respectively. These investments also accounted for net investments in real estate as of September 30, 2009 and December 31, 2008 of $49.1 million and $48.5 million, respectively.

(d)	Includes real estate, net investment in direct financing leases, equity investments in real estate, operating real estate and intangible assets related to management contracts.
Note 14. Discontinued Operations
Tenants from time to time may vacate space due to lease buy-outs, elections not to renew their leases, company insolvencies or lease rejections in the bankruptcy process. In these cases, we assess whether we can obtain the highest value from the property by re-leasing or selling it. In addition, in certain cases, we may elect to sell a property that is occupied if selling the property yields the highest value. When it is appropriate to do so under current accounting guidance for the disposal of long-lived assets, we reclassify the property as an asset held for sale and the current and prior period results of operations of the property are reclassified as discontinued operations.
During the nine months ended September 30, 2009, we sold three domestic properties for $6.9 million, net of selling costs, and recognized a net gain on sale of $0.3 million, excluding impairment charges of $0.6 recognized in 2009 and $1.1 million in prior years.
Subsequent to the sale of a domestic property in 2004, which was reflected in discontinued operations, we entered into litigation with the former tenant. In June 2008, we received $3.8 million from the former tenant in connection with the resolution of the lawsuit.
The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues	$70	$143	$252	$4,273
Expenses	—	(183)	(282)	(607)
Gain on sale of assets	—	—	343	—
Impairment charges	—	(538)	(580)	(538)

Income (loss) from discontinued operations	$70	$(578)	$(267)	$3,128

In August 2008, we sold our investment in a direct financing lease for $5.0 million, net of selling costs, and recognized a net gain on sale of $1.1 million. Because the lease was accounted for as a direct financing lease, results of operations for this investment were included in Income from continuing operations.

W. P. Carey 9/30/2009 10-Q — 23

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
Business Overview
We provide long-term sale-leaseback and build-to-suit transactions for companies worldwide and manage a global investment portfolio of 870 properties, including our own portfolio. We operate in two business segments — investment management and real estate ownership, as described below.
Investment Management — We provide services to four affiliated publicly-owned, non-actively traded real estate investment trusts: CPA®:14, CPA®:15, CPA®:16 — Global and CPA®:17 — Global (collectively, the “CPA® REITs”). We structure and negotiate investments and debt placement transactions for the CPA® REITs, for which we earn structuring revenue, and manage their portfolios of real estate investments, for which we earn asset-based management and performance revenue. We earn asset-based management and performance revenue from the CPA® REITs based on the value of their real estate-related assets under management. As funds available to the CPA® REITs are invested, the asset base from which we earn revenue increases. In addition, we also receive a percentage of distributions of available cash from CPA®:17 — Global’s operating partnership. We may also earn incentive and disposition revenue and receive other compensation in connection with providing liquidity alternatives to CPA® REIT shareholders. Collectively, the CPA® REITs owned all or a portion of over 730 properties, including certain properties in which we have an ownership interest. Substantially all of these properties, totaling approximately 92.7 million square feet (on a pro rata basis), were net leased to 210 tenants, with an occupancy rate of 97% at September 30, 2009.
Real Estate Ownership — We own and invest in commercial properties in the U.S. and the European Union that are then leased to companies, primarily on a triple-net leased basis, which requires each tenant to pay substantially all of the costs associated with operating and maintaining the property. We may also invest in other properties if opportunities arise. Our portfolio was comprised of our full or partial ownership interest in 172 properties, including certain properties in which the CPA® REITs have an ownership interest. Substantially all of these properties, totaling approximately 16.7 million square feet (on a pro rata basis), were net leased to 81 tenants, with an occupancy rate of 95% at September 30, 2009.
Financial Highlights
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Total revenue (excluding reimbursed costs from affiliates)	$47,667	$55,190	$142,479	$149,366
Net income attributable to W. P. Carey members	13,351	19,198	46,037	56,147
Cash flow from operating activities			49,383	47,492
Revenues and net income decreased for both the three and nine months ended September 30, 2009 as compared to the same prior year periods. These decreases were primarily driven by lower volume of investments structured on behalf of the CPA® REITs, reductions in the estimated net asset values of several of the CPA® REITs, and the impact of recent lease restructurings and expirations. In addition, we recognized impairment charges totaling $4.7 million year-to-date in 2009 as compared to $0.5 million in the same period in 2008. Our cash flow from operating activities fluctuates period to period due to a number of factors, as described in Financial Condition below. Cash flow in 2009 benefited from our election to receive more of the fees we earn from certain of the CPA® REITs in cash instead of common stock of the CPA® REITs.
Our quarterly cash distribution increased to $0.50 per share for the third quarter of 2009, or $2.00 per share on an annualized basis.
We consider the performance metrics listed above as well as certain non-GAAP performance metrics to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on

W. P. Carey 9/30/2009 10-Q — 24

increasing and enhancing the value, quality and amount of assets under management by our investment management segment and seeking to increase value in our real estate ownership segment. Results of operations by reportable segment are described below.
Current Trends
As of the date of this Report, global economic and financial conditions remain challenging, and liquidity in the credit and real estate financing markets is scarce. Fewer financial institutions are offering financing, and the terms of the financing that is available are generally less advantageous for the borrower when compared to periods prior to the financial crises. In addition, tenants in both our own portfolio as well as in the portfolios of the CPA® REITs continue to experience increased levels of financial distress, with several tenants filing for bankruptcy protection during the nine months ended September 30, 2009. The full magnitude, effects and duration of the current financial and economic crisis cannot be predicted and necessarily renders any discussion of current trends that affect our business segments highly uncertain. Nevertheless, as of the date of this Report, the impact of current financial and economic trends on our business segments, and our response to those trends, is presented below.
Investment Opportunities
Because of the lack of liquidity in the credit and real estate financing markets, we believe sale-leaseback transactions can often be a particularly attractive alternative for a corporation seeking to raise capital. As a result, there may be increased and more attractive investment opportunities for the CPA® REITs. In addition, due to the continued deterioration in these markets, we believe there has been a decrease in the level of competition for the investments we make on behalf of the CPA® REITs, both domestically and internationally.
We are seeing increasingly attractive pricing on sale-leaseback investment opportunities, although we continue to experience challenges in completing transactions as a result of slow acceptance of pricing changes by sellers and the difficult financing markets. In this environment, however, we have been able to achieve financing on most of the investments structured on behalf of the CPA® REITs, and when financing has not been available, we have achieved desired returns that have allowed us to structure transactions on behalf of the CPA® REITs without financing. During the nine months ended September 30, 2009, we structured investments on behalf of the CPA® REITs totaling $355.4 million. In addition, we contributed $40.0 million to an equity investment in real estate in our owned real estate portfolio. International investments comprised 34% of our total investments during the nine months ended September 30, 2009, as compared to 46% during the year ended December 31, 2008. We currently expect international transactions to continue to comprise a significant portion of the investments we structure, although the percentage of international investments in any given period may vary. We earn structuring revenue on acquisitions structured on behalf of the CPA® REITs and expect this revenue to fluctuate based on changes in our investment volume period over period.
Financing Conditions
Current real estate financing markets remain weak as of the date of this Report, and we continue to experience difficulties in financing investments on behalf of the CPA® REITs, both domestically and internationally. This weak financing environment has resulted in lenders generally offering shorter maturities, often subject to variable interest rates. We generally attempt to obtain interest rate caps or swaps to mitigate the impact of variable rate financing. During the nine months ended September 30, 2009, we obtained mortgage financing totaling $61.5 million for our owned real estate portfolio, including financing for new transactions and refinancing of maturing debt, with a weighted average annual interest rate and term of up to 7.8% and 7.0 years, respectively. In addition, we also obtained mortgage financing totaling $262.4 million on behalf of the CPA® REITs, including financing for new transactions and refinancing of maturing debt, with a weighted annual average interest rate and term of up to 7.7% and 6.2 years, respectively.
As of September 30, 2009, we have balloon payments totaling $5.0 million on our consolidated investments that will be due during the remainder of 2009, with an additional $6.6 million due during 2010 and $22.3 million due during 2011. In addition, the CPA® REITs have aggregate balloon payments totaling $5.8 million due during the remainder of 2009, with an additional $95.5 million due in 2010 and $319.7 million in 2011, inclusive of our share of the balloon payments totaling $24.9 million due in 2011. We are actively seeking to refinance this debt but believe we and the CPA® REITs have sufficient financing alternatives and/or cash resources to make these payments, if necessary. In both our own portfolio and those of the CPA® REITs, property level debt is generally non-recourse, which means that if we or any of the CPA® REITs default on a mortgage loan obligation, our exposure is limited to our equity invested in that property.
Corporate Defaults
We expect that some of the tenants in our own portfolio and the CPA® REIT portfolios will continue to experience financial stress. Tenants in financial distress may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court, all of which may require us or the CPA® REITs to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, we may restructure or renew

W. P. Carey 9/30/2009 10-Q — 25

leases on less favorable terms, or the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us or the CPA® REITs to incur impairment charges. Based on tenant activity during the nine months ended September 30, 2009, including lease amendments, early lease renewals and lease rejections in bankruptcy court, we currently expect 2009 lease revenue in the CPA® REITs will decrease by approximately 3.5% on an annualized basis. However, this amount may increase or decrease based on additional tenant activities and changes in economic conditions, both of which are outside our control. If the North American and European economic zones continue to experience the improving economic conditions that they have experienced very recently, we would expect to see an improvement in the general business conditions for our tenants, which should result in less stress for them financially. However, if economic conditions deteriorate, it is likely that our tenants’ financial condition may deteriorate as well.
The CPA® REITs have experienced increased levels of corporate defaults recently; however, we have no significant exposure to tenants operating under bankruptcy protection in our own portfolio as of the date of this Report. During the nine months ended September 30, 2009, tenants accounting for less than 3.0% of aggregate annualized lease revenues of the CPA® REITs entered into bankruptcy/administration. During the nine months ended September 30, 2009, we have incurred impairment charges on our own portfolio totaling $4.7 million and the CPA® REITs have incurred impairment charges aggregating $108.7 million. As a result of the CPA® REIT impairment charges, our income from equity investments in the CPA® REITs declined by $6.4 million for the nine months ended September 30, 2009. Impairment charges do not necessarily reflect the true economic loss caused by the default of a tenant. The economic loss may be greater or less than the impairment amount.
To mitigate these risks, we have invested in assets that we believe are critically important to a tenant’s operations and have diversified the fully-invested portfolios by tenant and tenant industry. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with tenant management and review of tenants’ financial statements and compliance with any financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, re-leasing properties, refinancing debt and selling properties, where possible, as well as protecting our rights when tenants default or enter into bankruptcy.
Fundraising
We are currently fundraising for CPA®:17 — Global. Fundraising trends are very difficult to predict, particularly in the current economic environment. However, although industry fundraising has for the most part been trending downward in the first nine months of 2009, we have generally experienced increases in our month over month fundraising results so far in 2009. We raised $124.6 million for CPA®:17 — Global’s initial public offering in the third quarter of 2009. This represents a $24.3 million increase over the second quarter of 2009 and a $53.1 million increase over the first quarter of 2009. Since beginning fundraising for CPA®:17 — Global in December 2007, we have raised more than $685.0 million on their behalf through October 31, 2009, with October 2009 being our largest fundraising month to date. We have made a concerted effort to broaden our distribution channels and are beginning to see a greater portion of our fundraising come from multiple channels as a result of these efforts. We expect these trends to continue for the remainder of 2009.
Net Asset Values and Redemptions
We own shares in the CPA® REITs and earn asset management revenue based on a percentage of average invested assets for each CPA® REIT. As such, we benefit from rising investment values and are negatively impacted when these values decrease. As a result of market conditions worsening during 2008, asset values declined across all asset types, and the estimated net asset valuations for CPA®:14, CPA®:15 and CPA®:16 — Global as of December 31, 2008 declined as well, which has negatively impacted our asset management revenue during the nine months ended September 30, 2009. The estimated net asset valuations of the CPA® REITs are based on a number of variables, including individual tenant credits, tenant defaults, lease terms, lending credit spreads, and foreign currency exchange rates, among other variables. We do not control these variables and, as such, cannot predict how these variables will change in the future.
CPA®:14, CPA®:15 and, to a lesser extent, CPA®:16 — Global have experienced higher levels of share redemptions during 2008 and 2009, which consume cash. In June 2009, CPA®:15’s board of directors approved the suspension of its redemption plan, effective for all redemption requests received subsequent to June 1, 2009. In September 2009, CPA®:14’s board of directors approved the suspension of its redemption plan, effective for all redemption requests received subsequent to September 1, 2009. The suspensions will remain in effect until the boards of directors of CPA®:14 and CPA®:15, in their discretion, determine to reinstate the redemption plans. To date, however, the CPA® REITs, including CPA®:14 and CPA®:15, have not experienced conditions that have affected their ability to continue to pay dividends.
Lease Expirations
As of the date of this Report, a significant amount of the leases in our own portfolio expire in 2011 and 2012. Based on annualized contractual lease revenue, lease expirations from our consolidated real estate investments for each of the next few years are as follows: 3% in the remainder of 2009, 16% in 2010, 13% in 2011 and 9% in 2012. Based on tenant activity during the nine months ended

W. P. Carey 9/30/2009 10-Q — 26

September 30, 2009, including lease amendments and early lease renewals, we currently expect lease revenue from our consolidated real estate investments will decrease by approximately 1.9% on an annualized basis. In addition, two or our largest equity investments in real estate based on lease revenue, Carrefour France, SAS and Medica-France, S.A., were renewed early at a combined 19% reduction on an annualized basis. We actively manage our portfolio and begin discussing options with tenants generally three years in advance of the scheduled lease expiration. In certain cases, we obtain lease renewals from our tenants. However, tenants may exercise purchase options rather than renew their leases, while in other cases we may seek replacement tenants or sell the property. We currently expect that most of our leases due to expire in the remainder of 2009 and 2010 will be renewed by our tenants, on what we believe are generally competitive terms given current market conditions. We expect that the leases will be mostly renewed with the existing tenants, which will allow us to avoid downtime, paying operating costs and paying for tenant improvements in most cases. On the other hand, we expect that a majority of the leases that are being renewed during the remainder of 2009 and 2010 will be at rents that are below the tenants’ existing contractual rent. Lease expirations may also affect the cash flow of certain of the CPA® REITs, particularly CPA®:14 and CPA®:15.
Inflation and Foreign Exchange Rates
Our leases and those of the CPA® REITs generally have rent adjustments based on formulas indexed to changes in the consumer price index (“CPI”) or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. Rent adjustments during 2008 and the nine months ended September 30, 2009 have generally benefited from increases in inflation rates during the years prior to the scheduled rent adjustment date. Current inflation rates in the U.S. and the Euro zone, which are historically low, will impact rent increases in our own portfolio and in the CPA® REITs in coming years.
We have foreign investments and as a result are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Despite the weakening of the U.S. dollar during the third quarter of 2009, the average rate for the U.S. dollar in relation to the Euro strengthened by approximately 5% and 10% during the three and nine months ended September 30, 2009, respectively, in comparison to the same periods in 2008, resulting in a negative impact on our results of operations for Euro-denominated investments in the current year periods. Investments denominated in the Euro accounted for approximately 10% and 9% of our annualized lease revenues for the nine months ended September 30, 2009 and 2008, respectively, and 29% and 31% of aggregate lease revenues for the CPA® REITs revenues for the nine month periods ended September 30, 2009 and 2008, respectively.
Carey Storage Transaction
In January 2009, Carey Storage completed a transaction whereby it received cash proceeds of $21.9 million, plus a commitment to invest up to a further $8.1 million of equity, from a third party to fund the purchase of self-storage assets in the future in exchange for a 60% interest in its self storage portfolio. Carey Storage incurred transaction-related costs totaling approximately $1.0 million in connection with this transaction. Because we have an option to repurchase this interest at fair value, we account for this transaction under the profit sharing method.
In connection with this transaction, Carey Storage repaid, in full, the $35.0 million outstanding balance on its secured credit facility at a discount for $28.0 million and recognized a gain of $7.0 million on the repayment of this debt, inclusive of the third party’s interest of $4.2 million. The debt repayment was financed with a portion of the proceeds from the exchange of the 60% interest and non-recourse debt with a new lender totaling $25.0 million, of which $18.0 million is secured by individual mortgages on seven of the self storage properties in the portfolio and $7.0 million is secured by individual mortgages on the other six self storage properties in the portfolio. The new financing bears interest at a fixed rate of 7% per annum and has a 10 year term with a rate reset after 5 years. The $7.0 million gain recognized on the debt repayment and the third party’s interest in this gain of $4.2 million are both reflected in Other income and expenses in the consolidated financial statements for the nine months ended September 30, 2009.
In August 2009, Carey Storage borrowed an additional $3.5 million that is collateralized by individual mortgages on seven of the self storage properties in the portfolio and distributed the proceeds to its profit sharing interest holders. This new loan has an annual fixed interest rate of 7.25% and has a term of 9.6 years with rate reset after 5 years. As part of this transaction, Carey Storage distributed $1.9 million to its third party investor, which has been reflected as a reduction of the profit sharing obligation.
We reflect our Carey Storage operations in our real estate ownership segment. Costs totaling $1.0 million incurred in structuring the transaction and bringing in a new investor into these operations are reflected in General and administrative expenses in our investment management segment.

W. P. Carey 9/30/2009 10-Q — 27

Results of Operations
We evaluate our results of operations by our two major business segments — investment management and real estate ownership. A summary of comparative results of these business segments is as follows:
Investment Management (in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	Change	2009	2008	Change
Revenues
Asset management revenue	$19,106	$20,205	$(1,099)	$57,441	$60,370	$(2,929)
Structuring revenue	5,476	10,818	(5,342)	16,250	17,403	(1,153)
Wholesaling revenue	1,869	1,517	352	4,426	4,145	281
Reimbursed costs from affiliates	13,503	11,303	2,200	33,747	32,749	998

	39,954	43,843	(3,889)	111,864	114,667	(2,803)

Operating Expenses
General and administrative	(13,987)	(15,423)	1,436	(44,513)	(42,165)	(2,348)
Reimbursable costs	(13,503)	(11,303)	(2,200)	(33,747)	(32,749)	(998)
Depreciation and amortization	(1,124)	(1,160)	36	(2,758)	(3,285)	527

	(28,614)	(27,886)	(728)	(81,018)	(78,199)	(2,819)

Other Income and Expenses
Other interest income	394	586	(192)	1,127	1,667	(540)
(Loss) income from equity investments in CPA® REITs	(744)	200	(944)	(169)	4,759	(4,928)
Other income and (expenses)	102	—	102	297	1,850	(1,553)

	(248)	786	(1,034)	1,255	8,276	(7,021)

Income from continuing operations before income taxes	11,092	16,743	(5,651)	32,101	44,744	(12,643)
Provision for income taxes	(5,606)	(5,846)	240	(14,811)	(20,186)	5,375

Net income from investment management	5,486	10,897	(5,411)	17,290	24,558	(7,268)
Add: Net loss attributable to noncontrolling interests	592	645	(53)	1,785	1,771	14
Less: Net income attributable to redeemable noncontrolling interests	(1,019)	(341)	(678)	(1,357)	(1,074)	(283)

Net income from investment management attributable to W. P. Carey members	$5,059	$11,201	$(6,142)	$17,718	$25,255	$(7,537)

Asset Management Revenue
We earn asset-based management and performance revenue from the CPA® REITs based on the value of their real estate-related assets under management. This asset management revenue may increase or decrease depending upon (i) increases in the CPA® REIT asset bases as a result of new investments; (ii) decreases in the CPA® REIT asset bases as a result of sales of investments; (iii) increases or decreases in the annual estimated net asset valuations of CPA® REIT funds (which are not recorded for financial reporting purposes); (iv) increases or decreases in distributions of available cash (for CPA®:17 — Global only); and (v) whether the CPA® REITs are meeting their performance criteria. The availability of funds for new investments is substantially dependent on our ability to raise funds for investment by the CPA® REITs.
For the three and nine months ended September 30, 2009 as compared to the same periods in 2008, asset management revenue decreased by $1.1 million and $2.9 million, respectively, primarily due to a decline in the annual estimated net asset valuations of CPA® REIT funds as described below.

W. P. Carey 9/30/2009 10-Q — 28

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
Structuring Revenue
We earn structuring revenue when we structure and negotiate investments and debt placement transactions for the CPA® REITs. Structuring revenue is dependent on investment activity, which is subject to significant period-to-period variation.
For the three and nine months ended September 30, 2009 as compared to the same periods in 2008, structuring revenue decreased by $5.3 million and $1.2 million, respectively, primarily due to lower investment volume in the current year periods. We structured real estate investments on behalf of the CPA® REITs totaling $121.1 million and $355.4 million, respectively, for the three and nine months ended September 30, 2009, compared to $258.3 million and $383.7 million, respectively, for the comparable prior year periods. In addition, during the nine months ended September 30, 2008, we acquired $20.0 million of commercial mortgage backed securities on behalf of CPA®:17 — Global, for which we earned structuring revenues of 1% compared to an average of 4.5% that we generally earn for structuring long-term net lease investments on behalf of the CPA® REITs (Note 3).
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
For the three and nine months ended September 30, 2009 as compared to the same periods in 2008, reimbursed and reimbursable costs increased by $2.2 million and $1.0 million, respectively, primarily due to increases in commissions paid to broker-dealers related to CPA®:17 — Global’s initial public offering as funds raised during the three and nine months ended September 30, 2009 were higher than in the same periods in 2008.
General and Administrative
For the three months ended September 30, 2009 as compared to the same period in 2008, general and administrative expenses decreased by $1.4 million, primarily due to decreases in business development costs of $0.8 million and professional fees of $0.6 million.
For the nine months ended September 30, 2009 as compared to the same period in 2008, general and administrative expenses increased by $2.3 million, primarily due to increases in compensation-related costs of $3.1 million, underwriting costs of $0.8 million and office expenses of $0.5 million. These increases were partially offset by decreases in business development costs of $1.1 million and professional fees of $1.1 million. Compensation-related costs were higher in the current year period due to several factors, including an increase of $2.1 million in the amortization of stock-based compensation to key officers and directors and a $0.6 million increase in severance costs for terminated employees. Underwriting costs represent costs incurred in connection with CPA®:17 — Global’s initial public offering, which commenced in December 2007. These underwriting costs were partially offset by wholesaling revenue, which we earn based on the number of shares of CPA®:17 — Global sold. Although we incurred transaction-related costs totaling $1.0 million in connection with the Carey Storage transaction during the first quarter of 2009 (see Carey Storage Transaction above), professional fees overall were lower in the current year period primarily due to fees incurred in the prior year period in connection with the SEC settlement during the first quarter of 2008.

W. P. Carey 9/30/2009 10-Q — 29

(Loss) Income from Equity Investments in CPA ® REITs
Income or loss from equity investments in CPA® REITs represents our proportionate share of net income or loss (revenues less expenses) from our investments in the CPA® REITs in which we have a non-controlling interest but exercise significant influence. Net income of the CPA® REITs fluctuates based on the timing of transactions such as new leases, property sales and impairment charges.
For the three months ended September 30, 2009, we recognized a loss from equity investments in CPA® REITs of $0.7 million as compared to income of $0.2 million in the same period 2008. The loss in the current year period was primarily due to impairment charges recognized by the CPA® REITs totaling $54.1 million, as compared to impairment charges totaling $14.2 million recognized in the 2008 period. This factor was partially offset by net gains on sales of properties totaling $18.7 million recognized by the CPA® REITs.
For the nine months ended September 30, 2009, we recognized a loss from equity investments in CPA® REITs of $0.2 million as compared to income of $4.8 million in the same period in 2008. The loss in the current year period was primarily due to impairment charges recognized by the CPA® REITs totaling $108.7 million, as compared to impairment charges totaling $14.2 million recognized in the 2008 period. In addition, the CPA® REITs recognized income totaling $20.0 million during 2008 related to the advisor’s SEC settlement (Note 7). These factors were partially offset by the net gains recognized by the CPA® REITs as described above.
Other Income and (Expenses)
Other income and (expenses) were insignificant for both the three months ended September 30, 2009 and 2008. For the nine months ended September 30, 2009 as compared to the same period in 2008, other income and (expenses) decreased by $1.6 million, primarily due to an insurance reimbursement in the second quarter of 2008 of certain professional services costs incurred in connection with the SEC investigation that we settled in the first quarter of 2008.
Provision for Income Taxes
For the nine months ended September 30, 2009 as compared to the same period in 2008, provision for income taxes decreased by $5.4 million. The reduction for the current year period was due to several factors, including international asset management revenue being taxed in a foreign jurisdiction beginning in the third quarter of 2008 and a reduction in the amount of shares in the CPA® REITs that we hold in taxable subsidiaries.
Net Income from Investment Management Attributable to W. P. Carey Members
For the three and nine months ended September 30, 2009 as compared to the same periods in 2008, the resulting net income from investment management attributable to W. P. Carey members decreased by $6.1 million and $7.5 million, respectively.

W. P. Carey 9/30/2009 10-Q — 30

Real Estate Ownership (in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	Change	2009	2008	Change
Revenues
Lease revenues	$17,448	$18,816	$(1,368)	$52,690	$57,187	$(4,497)
Other real estate income	3,768	3,834	(66)	11,672	10,261	1,411

	21,216	22,650	(1,434)	64,362	67,448	(3,086)

Operating Expenses
General and administrative	(983)	(1,590)	607	(3,733)	(6,077)	2,344
Depreciation and amortization	(4,812)	(5,133)	321	(15,590)	(15,175)	(415)
Property expenses	(2,236)	(1,734)	(502)	(6,235)	(5,267)	(968)
Impairment charges	(2,390)	—	(2,390)	(4,090)	—	(4,090)
Other real estate expenses	(1,758)	(1,989)	231	(5,596)	(6,204)	608

	(12,179)	(10,446)	(1,733)	(35,244)	(32,723)	(2,521)

Other Income and Expenses
Other interest income	76	166	(90)	151	526	(375)
Income from equity investments in real estate	3,667	2,072	1,595	10,035	6,158	3,877
Gain on sale of investment in direct financing lease	—	1,103	(1,103)	—	1,103	(1,103)
Other income and (expenses)	149	(1,566)	1,715	3,235	1,243	1,992
Interest expense	(3,889)	(5,004)	1,115	(11,600)	(14,579)	2,979

	3	(3,229)	3,232	1,821	(5,549)	7,370

Income from continuing operations before income taxes	9,040	8,975	65	30,939	29,176	1,763
Provision for income taxes	(412)	7	(419)	(1,127)	(219)	(908)

Income from continuing operations	8,628	8,982	(354)	29,812	28,957	855
Income (loss) from discontinued operations	70	(578)	648	(267)	3,128	(3,395)

Net income from real estate ownership	8,698	8,404	294	29,545	32,085	(2,540)
Less: Net income attributable to noncontrolling interests	(406)	(407)	1	(1,226)	(1,193)	(33)

Net income from real estate ownership attributable to W. P. Carey members	$8,292	$7,997	$295	$28,319	$30,892	$(2,573)

Management’s evaluation of the sources of lease revenues is as follows (in thousands):

	Nine months ended September 30,
	2009	2008
Rental income	$44,754	$48,816
Interest income from direct financing leases	7,936	8,371

	$52,690	$57,187

W. P. Carey 9/30/2009 10-Q — 31

During the nine months ended September 30, 2009 and 2008, we earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations (in thousands):

	Nine months ended September 30,
	2009	2008
Bouygues Telecom, S.A. (a) (b)	$4,712	$4,828
CheckFree Holdings, Inc. (b) (c)	3,714	3,609
Daimler Trucks North America LLC	3,476	3,476
The American Bottling Company	3,445	3,412
Titan Corporation	2,185	2,185
Orbital Sciences Corporation (d)	2,078	2,267
AutoZone, Inc.	1,658	1,675
Lucent Technologies, Inc.	1,496	1,496
Sybron Dental Specialties Inc. (c)	1,466	1,328
Quebecor Printing, Inc.	1,445	1,455
Bell South Telecommunications, Inc.	1,281	1,286
Unisource Worldwide, Inc.	1,252	1,259
Werner Corporation	1,210	1,220
BE Aerospace, Inc.	1,181	1,181
CSS Industries, Inc.	1,177	1,177
Eagle Hardware & Garden, a subsidiary of Lowe’s Companies (c)	1,169	1,069
Career Education Corporation	1,126	1,126
Enviro Works, Inc.	1,084	1,060
Sprint Spectrum, L.P.	1,068	1,068
Other (a)	16,467	21,010

	$52,690	$57,187

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the nine months ended September 30, 2009 strengthened by approximately 10% in comparison to the same period in 2008, resulting in a negative impact on lease revenue for our Euro-denominated investments in the current year period.

(b)	Lease revenues applicable to noncontrolling interests in the consolidated amounts above totaled $2.7 million for each of the nine months ended September 30, 2009 and 2008, respectively.

(c)	Increase was due to CPI-based (or equivalent) rent increase.

(d)	Decrease was due to recent lease restructuring.

W. P. Carey 9/30/2009 10-Q — 32

We recognize income from equity investments in real estate, of which lease revenues are a significant component. During the nine months ended September 30, 2009 and 2008, net lease revenues from these ventures are presented below. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (dollars in thousands):

	Ownership Interest	Nine months ended September 30,
Lessee	at September 30, 2009	2009	2008
Carrefour France, SAS (a)	46%	$15,249	$16,581
The New York Times Company (b)	18%	15,035	—
Federal Express Corporation	5%	5,476	5,213
Medica — France, S.A. (a)	46%	5,169	5,519
Schuler A.G. (a)	18%	4,821	5,263
Information Resources, Inc.	34%	3,729	3,729
Amylin Pharmaceuticals, Inc. (formerly Sicor, Inc.)	50%	2,541	2,507
Hologic, Inc.	36%	2,505	2,488
U. S. Airways Group, Inc. (c)	75%	2,425	—
Consolidated Systems, Inc.	60%	1,373	1,373
Childtime Childcare, Inc.	33%	1,000	939
The Retail Distribution Group (d)	40%	754	606

		$60,077	$44,218

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	We acquired our interest in this investment in March 2009.

(c)	In the third quarter of 2009, we recorded an adjustment to record this entity on the equity method. This entity had previously been accounted for under a proportionate consolidation method (Note 2). For the nine months ended September 30, 2008, this entity recorded lease revenues of $2.3 million

(d)	Increase was due to CPI-based (or equivalent) rent increase.
The above table does not reflect our share of interest income from our 5% interest in a venture that acquired a note receivable in April 2007. The venture recognized interest income of $19.9 million and $28.8 million for the nine months ended September 30, 2009 and 2008, respectively. This amount represents total amount attributable to the entire venture, not our proportionate share, and is subject to fluctuations in the exchange rate of the Euro.
Lease Revenues
Our net leases generally have rent adjustments based on formulas indexed to changes in the CPI or other similar indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future. We own international investments, and lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies.
For the three and nine months ended September 30, 2009 as compared to the same periods in 2008, lease revenues decreased by $1.4 million and $4.5 million, respectively, primarily due to the impact of recent activity, including lease restructurings, lease expirations and property sales, which resulted in reductions to lease revenues of $0.8 million and $3.0 million, respectively. An out of period adjustment as described in Note 2 resulted in decreases of $0.8 million and $2.4 million to lease revenues. In addition, fluctuations in foreign currency exchange rates had a negative effect on lease revenues of $0.1 million and $0.4 million, respectively. These decreases were partially offset by scheduled rent increases at several properties totaling $0.3 million and $1.0 million, respectively.
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
For the three months ended September 30, 2009 as compared to the same period in 2008, other real estate income was substantially the same. For the nine months ended September 30, 2009 as compared to the same period in 2008, other real estate income increased by $1.4 million, primarily due to higher lease termination income.

W. P. Carey 9/30/2009 10-Q — 33

General and Administrative
For the three and nine months ended September 30, 2009 as compared to the same periods in 2008, general and administrative expenses decreased by $0.6 million and $2.3 million, respectively, primarily due to decreases in professional expenses of $0.4 million and $1.5 million, respectively, and business development costs of $0.1 million and $0.4 million, respectively. Professional fees include auditing and consulting services associated with our real estate ownership as well as legal fees associated with our real estate operations. Professional fees in 2008 reflected costs incurred in connection with opening our Amsterdam office.
Property Expenses
For the three and nine months ended September 30, 2009 as compared to the same periods in 2008, property expenses increased by $0.5 million and $1.0 million, respectively, primarily due to increases in reimbursable tenant costs of $0.2 million and $0.7 million, respectively. Actual recoveries of reimbursable tenant costs are recorded as both revenue and expense and therefore have no impact on net income. In addition, other property-related expenses, including property taxes, utilities and uncollected rent expenses, increased by $0.1 million and $0.3 million during the three and nine months ended September 30, 2009, respectively, as a result of lease expirations and an overall increase in tenants who are experiencing financial difficulty.
Impairment Charges
For the three and nine months ended September 30, 2009, we recognized impairment charges of $2.4 million and $4.1 million, respectively, to reduce the carrying values of several domestic properties to their estimated fair values, which reflects their current expected selling prices (Note 4).
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have a noncontrolling interest but exercise significant influence.
For the three and nine months ended September 30, 2009 as compared to the same periods in 2008, income from equity investments in real estate increased by $1.6 million and $3.9 million, respectively. These increases were due to our investment in The New York Times transaction in March 2009, which contributed income of $1.1 million and $2.6 million for the three and nine months ended September 30, 2009, respectively. In addition, during the third quarter of 2009 we recorded income of $0.5 million and $1.2 million from an equity investment that had previously been accounted for under a proportionate consolidation method (Note 2).
Gain on Sale of Investment in Direct Financing Lease
In August 2008, we sold our investment in a direct financing lease for $5.0 million, net of selling costs, and recognized a net gain on sale of $1.1 million.
Other Income and (Expenses)
For the three months ended September 30, 2009, we recognized other income of $0.1 million, compared to other expenses of $1.6 million in the same prior year period. The other expenses in the prior year were primarily due to unrealized losses recognized on foreign currency transactions as a result of changes in foreign currency exchange rates on notes receivable from international subsidiaries.
For the nine months ended September 30, 2009, we recognized other income of $3.2 million, compared to other income of $1.2 million in the same period in 2008. The other income in 2009 was primarily comprised of the $7 million gain recognized by our subsidiary, Carey Storage, on the repayment of its $35 million outstanding balance on its secured credit facility for $28 million. This gain was partially offset by the other party’s profit sharing interest in the gain totaling $4.2 million (see Carey Storage Transaction above). The other income in 2008 was primarily due to realized foreign currency transaction gains arising on the repatriation of cash from foreign operations.
Interest Expense
For the three and nine months ended September 30, 2009 as compared to the same periods in 2008, interest expense decreased by $1.1 million and $3.0 million, respectively, primarily due to decreases of $0.4 million and $1.3 million, respectively, resulting from Carey Storage’s repayment of its $35.0 million outstanding balance on its secured credit facility in January 2009. In addition, interest expense on our line of credit decreased by $0.5 million and $0.8 million during the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008, primarily due to a lower average annual interest rate, partially offset by a higher average outstanding balance during the current year periods. The weighted average annual interest rate on advances on the line of credit at September 30, 2009 was 1.0%, compared to 3.8% at September 30, 2008. An out of period adjustment as described in Note 2

W. P. Carey 9/30/2009 10-Q — 34

also resulted in reductions of $0.2 million and $0.7 million in interest expense for the three and nine months ended September 30, 2009, respectively.
Income (loss) from discontinued operations
For the three months ended September 30, 2009 and 2008, we recognized income (loss) from discontinued operations of $0.1 million and $(0.6) million, respectively, related to three properties that were sold during 2009. The loss in 2008 includes an impairment charge of $0.5 million.
For the nine months ended September 30, 2009 and 2008, we recognized income (loss) from discontinued operations of $(0.3) million and $3.1 million, respectively. The loss in 2009 includes the recognition of impairment charges totaling $0.6 million, partially offset by a net gain of $0.3 million on the sale of three properties. Income from discontinued operations in 2008 was primarily due to a litigation settlement of $3.8 million received from a former tenant, partially offset by an impairment charge of $0.5 million.
Net Income from Real Estate Ownership Attributable to W. P. Carey Members
For the three and nine months ended September 30, 2009 as compared to the same periods in 2008, the resulting net income from real estate ownership attributable to W. P. Carey members increased by $0.3 million and decreased by $2.6 million, respectively.
Financial Condition
Sources and Uses of Cash during the Period
Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the nature and timing of receipts of transaction-related and performance revenue, the performance of the CPA® REITs relative to their performance criteria, the timing of purchases and sales of real estate, timing of proceeds from non-recourse mortgage loans and receipt of lease revenue, the timing and characterization of distributions from equity investments in real estate and the CPA® REITs, the timing of certain payments, and the receipt of the annual installment of deferred acquisition revenue and interest thereon in the first quarter from certain of the CPA® REITs. Despite this fluctuation, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans, unused capacity on our line of credit and the issuance of additional equity securities to meet such needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.
Operating Activities
During the nine months ended September 30, 2009, we used our cash flow from operations along with existing cash resources and borrowings under our line of credit to fund distributions to shareholders and make purchases of common stock under a share repurchase program that ended in March 2009.
During the nine months ended September 30, 2009, we received revenue of $27.9 million from providing asset-based management services to the CPA® REITs. This amount does not include revenue received from the CPA® REITs through the issuance of their restricted common stock rather than paying cash (see below). We also received revenue of $9.2 million in connection with structuring investments and debt refinancing on behalf of the CPA® REITs. In January 2009, we received $21.8 million related to the annual installment of deferred acquisition revenue from CPA®:14, CPA®:15 and CPA®:16 — Global. We receive deferred acquisition revenue from CPA®:17 — Global on a quarterly basis, of which $1.4 million was received during the nine months ended September 30, 2009.
In 2009, we elected to continue to receive all performance revenue from CPA®:16 — Global as well as asset management revenue from CPA®:17 — Global in restricted shares rather than cash. However, for CPA®:14 and CPA®:15, we have elected to receive 80% of all performance revenue in restricted shares, with the remaining 20% payable in cash, which benefited operating cash flow by $3.8 million during the nine months ended September 30, 2009.
During the nine months ended September 30, 2009, our real estate ownership provided cash flows (contractual lease revenues, net of property-level debt service) of approximately $38.8 million.
Investing Activities
Our investing activities are generally comprised of real estate related transactions (purchases and sales) and capitalized property related costs. During the nine months ended September 30, 2009, we used $39.6 million to finance our portion of The New York Times transaction (Note 5) and $6.1 million to make capital improvements to existing properties. Cash inflows during this period included proceeds from Carey Storage’s transfer of a 60% interest in its self storage portfolio for $21.9 million and distributions from equity investments in real estate and CPA® REITs in excess of equity income of $33.9 million, inclusive of distributions of $21.2

W. P. Carey 9/30/2009 10-Q — 35

million received from The New York Times venture in connection with its recent mortgage financing. In addition, during the nine months ended September 30, 2009, we received proceeds of $6.9 million from the sale of three domestic properties.
Financing Activities
During the nine months ended September 30, 2009, we paid distributions to shareholders, noncontrolling interests and profit sharing interest totaling $68.7 million and paid scheduled mortgage principal installments of $7.5 million. We also refinanced a maturing non-recourse mortgage loan of $11.9 million with new non-recourse mortgage financing of $14.0 million that is scheduled to mature in 2019. Borrowings under our line of credit increased overall by $19.0 million since December 31, 2008 and were comprised of gross borrowings of $116.5 million and repayments of $97.5 million. Borrowings under our line of credit were used for several purposes, including to finance our portion of The New York Times transaction in March 2009 (Note 5), which was partially repaid when we obtained secured financing for The New York Times property in August 2009. In addition, Carey Storage repaid, in full, the $35.0 million outstanding balance on its secured credit facility at a discount for $28.0 million. In connection with this loan repayment, Carey Storage obtained non-recourse mortgage loans totaling $28.5 million that are secured by individual mortgages on the thirteen self storage properties in the Carey Storage portfolio. In connection with our share repurchase programs, we repurchased shares totaling $10.7 million during the nine months ended September 30, 2009, with the most recent program ending in March 2009.
Summary of Financing
The table below summarizes our non-recourse long-term debt and credit facilities as of September 30, 2009 and December 31, 2008, (dollars in thousands):

	September 30, 2009	December 31, 2008
Balance
Fixed rate	$150,507	$169,425
Variable rate (a)	169,514	157,449

	$320,021	$326,874

Percent of total debt
Fixed rate	47%	52%
Variable rate (a)	53%	48%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	6.2%	6.3%
Variable rate (a)	2.9%	3.3%

(a)	Variable rate debt as of September 30, 2009 included (i) $100.0 million outstanding under our line of credit, (ii) $9.5 million that has been effectively converted to a fixed rate through an interest rate swap derivative instrument (Note 9) and (iii) $55.0 million in mortgage obligations that bore interest at fixed rates but that have interest rate reset features that may change the interest rates to then-prevailing market fixed rates (subject to specified caps) at certain points during their term. No interest rate resets or expirations of interest rate swaps or caps are scheduled to occur in the next twelve months.
Cash Resources
As of September 30, 2009, our cash resources consisted of the following:
-	Cash and cash equivalents totaling $19.0 million. Of this amount, $5.7 million, at then current exchange rates, was held in foreign bank accounts, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;

-	A line of credit with unused capacity of $150.0 million, all of which is available to us and may also be used to loan funds to our affiliates. Our lender has issued letters of credit totaling $7.0 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under this facility; and

-	We also had unleveraged properties that had an aggregate carrying value of $255.6 million although, given the current economic environment, there can be no assurance that we would be able to obtain financing for these properties.
Our cash resources can be used for working capital needs and other commitments and may be used for future investments. We continue to evaluate financing options, such as obtaining non-recourse financing on our unleveraged properties. Any financing obtained may be used for working capital objectives and/or may be used to pay down existing debt balances. A summary of our secured and unsecured credit facilities is provided below (in thousands):

W. P. Carey 9/30/2009 10-Q — 36

	September 30, 2009		December 31, 2008
	Outstanding	Maximum	Outstanding	Maximum
	Balance	Available	Balance	Available
Line of credit	$100,000	$250,000	$81,000	$250,000
Secured credit facility	N/A	N/A	35,009	35,009

	$100,000	$250,000	$116,009	$285,009

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
The line of credit provides for an annual interest rate, at our election, of either (i) LIBOR plus a spread that ranges from 75 to 120 basis points depending on our leverage or (ii) the greater of the lender’s prime rate and the Federal Funds Effective Rate plus 50 basis points. At September 30, 2009, the average interest rate on advances under the line of credit was 1.0%. In addition, we pay an annual fee ranging between 12.5 and 20 basis points of the unused portion of the line of credit, depending on our leverage ratio. Based on our leverage ratio at September 30, 2009, we paid interest at LIBOR plus 75 basis points and paid 12.5 basis points on the unused portion of the line of credit. The line of credit has financial covenants that among other things require us to maintain a minimum equity value, restrict the amount of distributions we can pay and requires us to meet or exceed certain operating and coverage ratios. We were in compliance with these covenants as of September 30, 2009.
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
Cash Requirements
During the next twelve months, we expect that cash payments will include paying distributions to shareholders and partners who hold noncontrolling interests in entities we control and making scheduled mortgage principal payments, including mortgage balloon payments totaling $11.6 million, as well as other normal recurring operating expenses.
We expect to fund future investments, any capital expenditures on existing properties and scheduled debt maturities on non-recourse mortgages through the use of our cash reserves or unused amounts on our line of credit.
Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and contractual obligations as of September 30, 2009 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Non-recourse debt — Principal	$220,021	$21,302	$36,914	$38,192	$123,613
Line of credit — Principal	100,000	—	100,000	—	—
Interest on borrowings (a)	71,041	13,681	22,689	15,758	18,913
Operating and other lease commitments (b)	29,376	3,106	6,269	6,335	13,666
Property improvements (c)	1,155	1,155	—	—	—
Other commitments (d)	149	149	—	—	—

	$421,742	$39,393	$165,872	$60,285	$156,192

(a)	Interest on variable rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding as of September 30, 2009.

(b)	Operating and other lease commitments consist primarily of the total minimum rents payable on the lease for our principal offices. We are reimbursed by affiliates for their share of the future minimum rents under an office cost-sharing agreement. These amounts are allocated among the entities based on gross revenues and are adjusted quarterly. The table above excludes the rental

W. P. Carey 9/30/2009 10-Q — 37

obligation under a ground lease of a venture in which we own a 46% interest. This obligation totals approximately $3.2 million over the lease term through January 2063.

(c)	Represents remaining commitments to fund certain property improvements.

(d)	Includes estimates for accrued interest and penalties related to uncertain tax positions and a commitment to contribute capital to an investment in India.
Amounts in the table above related to our foreign operations are based on the exchange rate of the Euro as of September 30, 2009. As of September 30, 2009, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. All of the underlying investments are owned with our affiliates. Summarized financial information for these ventures and our ownership interest in the ventures at September 30, 2009 are presented below. Summarized financial information provided represents the total amounts attributable to the ventures and does not represent our proportionate share (dollars in thousands):

	Ownership Interest		Total Third
Lessee	at September 30, 2009	Total Assets	Party Debt	Maturity Date
Federal Express Corporation	5%	50,225	40,129	1/2011
Information Resources, Inc.	34%	47,837	21,972	1/2011
Childtime Childcare, Inc.	33%	10,481	6,465	1/2011
U. S. Airways Group, Inc. (a)	75%	25,197	14,966	4/2014
The New York Times Company (b)	33%	368,281	119,750	9/2014
Carrefour France, SAS (c)	46%	156,649	121,154	12/2014
Consolidated Systems, Inc.	60%	17,799	11,579	11/2016
Amylin Pharmaceuticals, Inc. (formerly Sicor, Inc.) (d)	50%	18,351	35,350	7/2017
Medica — France, S.A. (c)	46%	53,326	42,152	10/2017
Hologic, Inc.	36%	28,533	15,065	5/2023
Schuler A.G. (c)	18%	77,115	—	N/A
The Retail Distribution Group (e)	40%	6,423	—	N/A

		$860,217	$428,582

(a)	In the third quarter of 2009, we recorded an adjustment to record this entity on the equity method that had previously been accounted under a proportionate consolidation method (Note 2).

(b)	We acquired our interest in this investment in March 2009.

(c)	Dollar amounts shown are based on the exchange rate of the Euro as of September 30, 2009.

(d)	In 2007, this venture refinanced its existing non-recourse mortgage debt for new non-recourse financing of $35.4 million based on the appraised value of the underlying real estate of the venture and distributed the proceeds to the venture partners..

(e)	In July 2009, this venture repaid a maturing non-recourse mortgage loan of $5.4 million.
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

W. P. Carey 9/30/2009 10-Q — 38

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
We do not generally use derivative instruments to manage foreign currency exchange rate risk exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes.
Interest Rate Risk
The value of our real estate and related fixed rate debt obligations is subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the value of our owned and managed assets to decrease, which would create lower revenues from managed assets and lower investment performance for the managed funds. Increases in interest rates may also have an impact on the credit profile of certain tenants.
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed rate basis. However, from time to time, we or our venture partners may obtain variable rate non-recourse mortgage loans and may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period, and interest rate caps limit the effective borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At September 30, 2009, we estimate that the fair value of our interest rate swaps and interest rate caps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was a net liability of $0.3 million (Note 9).
At September 30, 2009, a significant portion (approximately 67%) of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The estimated fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed rate debt at September 30, 2009 ranged from 4.9% to 8.1%. The annual interest rates on our variable rate debt at September 30, 2009 ranged from 1.5% to 7.3%. Our debt obligations are more fully described in Financial Condition above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations at September 30, 2009 (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total	Fair value
Fixed rate debt	$2,069	$13,016	$26,206	$31,775	$2,678	$74,763	$150,507	$143,719
Variable rate debt	$5,609	$2,529	$102,704	$2,757	$2,909	$53,006	$169,514	$162,548
The estimated fair value of our fixed rate debt and our variable rate debt that bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or caps at September 30, 2009 is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of such debt by an aggregate increase of $11.1 million or an aggregate decrease of $10.5 million, respectively. Annual interest expense on our unhedged variable rate debt that does not bear interest at fixed rates at September 30, 2009 would increase or decrease by $1.1 million for each respective 1% change in annual interest rates. As more fully described in Summary of Financing in Item 2 above, a portion of the debt classified as variable rate debt in the tables above bore interest at fixed rates at September 30, 2009 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. Such debt is generally not subject to short-term fluctuations in interest rates.

W. P. Carey 9/30/2009 10-Q — 39

Foreign Currency Exchange Rate Risk
We own investments in the European Union, and as a result we are subject to risk from the effects of exchange rate movements of foreign currencies, primarily the Euro, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligations to the lender and the tenant’s rental obligations to us in the same currency. We are generally a net receiver of the foreign currency (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the Euro. For the nine months ended September 30, 2009, we recognized net realized and unrealized foreign currency gains of $0.1 million and $0.3 million, respectively. These gains are included in the consolidated financial statements and were primarily due to changes in the value of the Euro on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
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
Our chief executive officer and acting chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2009 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 6. Exhibits

Exhibit No.	Description	Method of Filing
10.1	Amended and Restated Advisory Agreement dated as of October 1, 2009 between Corporate Property Associates 14 Incorporated and Carey Asset Management Corp.	Filed herewith

10.2	Amended and Restated Advisory Agreement dated as of October 1, 2009 between Corporate Property Associates 15 Incorporated and Carey Asset Management Corp.	Filed herewith

10.3	Amended and Restated Advisory Agreement dated as of October 1, 2009 between Corporate Property Associates 16 — Global Incorporated and Carey Asset Management Corp.	Filed herewith

10.4	Amended and Restated Advisory Agreement dated as of October 1, 2009 between Corporate Property Associates 17 — Global Incorporated and Carey Asset Management Corp.	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

W. P. Carey 9/30/2009 10-Q — 40

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W. P. Carey & Co. LLC
Date: 11/6/2009	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and Acting Chief Financial Officer (Principal Financial Officer)

Date: 11/6/2009	By:	/s/ Thomas J. Ridings, Jr.
Thomas J. Ridings, Jr.
Executive Director and Chief Accounting Officer (Principal Accounting Officer)

W. P. Carey 9/30/2009 10-Q — 41