Form 10-K
period 2009-12-31
CAREY W P & CO LLC
filed 2010-02-26
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Investor Relations (212) 492-8920
(212) 492-1100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Listed Shares, No Par Value	Name of exchange on which registered New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2009, the aggregate market value of the registrants’ Listed Shares held by non-affiliates was $639.0 million.
As of February 19, 2010, there are 39,218,570 Listed Shares of registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2010 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements
This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described below in Item 1A. Risk Factors of this Report. We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Report.
W. P. Carey 2009 10-K — 1

PART I

Item 1.	Business.
(a) General Development of Business
Overview:
W. P. Carey & Co. LLC (“W. P. Carey” and, together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) provides long-term sale-leaseback and build-to-suit transactions for companies worldwide and manages a global investment portfolio. We invest primarily in commercial properties domestically and internationally that are each triple-net leased to single corporate tenants, which requires each tenant to pay substantially all of the costs associated with operating and maintaining the property. We also earn revenue as the advisor to publicly owned, non-actively traded real estate investment trusts, which are sponsored by us under the Corporate Property Associates brand name (the “CPA® REITs”) and invest in similar properties. We are currently the advisor to the following CPA® REITs: Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 15 Incorporated (“CPA®:15”), Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global”) and Corporate Property Associates 17 – Global Incorporated (“CPA®:17 – Global”).
Most of our properties were either acquired as a result of our consolidation with certain affiliated Corporate Property Associates limited partnerships or subsequently acquired from other CPA® REIT programs in connection with the provision of liquidity to shareholders of those REITs, as further described below. Because our advisory agreements with each of the existing CPA® REITs require that we use our best efforts to present to them a continuing and suitable program of investment opportunities that meet their investment criteria, we generally provide investment opportunities to these funds first and earn revenues from transaction and asset management services performed on their behalf. Our principal focus on our owned real estate portfolio in recent years has therefore been on enhancing the value of our existing properties.
Under the advisory agreements with the CPA® REITs, we manage the CPA® REITs’ portfolios of real estate investments, for which we earn asset-based management and performance revenue, and we structure and negotiate investments and debt placement transactions for them, for which we earn structuring revenue. We also receive a percentage of distributions of available cash from CPA®:17 – Global’s operating partnership. In addition, we earn incentive and disposition revenue and receive other compensation in connection with providing liquidity alternatives to CPA® REIT shareholders. The CPA® REITs also reimburse us for certain costs, primarily broker/dealer commissions paid on their behalf and marketing and personnel costs. As a result of electing to receive certain payments for services in shares, we also hold ownership interests in the CPA® REITs.
We were formed as a limited liability company under the laws of Delaware on July 15, 1996. We commenced operations on January 1, 1998 by combining the limited partnership interests of nine CPA® partnerships, at which time we listed on the New York Stock Exchange (“NYSE”) under the symbol “WPC.” As a limited liability company, we are not subject to federal income taxation as long as we satisfy certain requirements relating to our operations and pass through any tax liabilities or benefits to our shareholders; however, certain of our subsidiaries are engaged in investment management operations and are subject to U.S. federal, state and local income taxes, and some of our subsidiaries may also be subject to foreign taxes.
Our principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020, and our telephone number is (212) 492-1100. At December 31, 2009, we employed 156 individuals through our wholly-owned subsidiaries.
Significant Developments during 2009 include:
Acquisition Activity — During 2009, we structured investments totaling $547.7 million, including a transaction with The New York Times Company totaling $233.7 million. This 2009 investment activity consisted of investments structured on behalf of the CPA® REITs totaling $507.7 million and our contribution of $40.0 million in The New York Times transaction. International investments comprised 36% of our total investments during 2009. Amounts are based on the exchange rate of the foreign currency at the date of acquisition, as applicable.
Financing Activity — During 2009, we obtained mortgage financing totaling $297.0 million on behalf of the CPA® REITs and $61.5 million for our own real estate portfolio, including financing for new transactions and refinancing of maturing debt. Amounts are based on the exchange rate of the foreign currency at the date of financing, as applicable.
W. P. Carey 2009 10-K — 2

Impairment Charges — During 2009, we recorded impairment charges on our own portfolio totaling $10.4 million, and we currently estimate that the CPA® REITs will record impairment charges aggregating approximately $170 million. Primarily due to these impairment charges, our proportionate share of income from equity investments in the CPA® REITs declined by $11.5 million for 2009.
Fundraising Activity — Since beginning fundraising for CPA®:17 – Global in December 2007, we have raised more than $850.0 million on their behalf through the date of this Report. Included in this amount is $437.9 million that we raised during 2009 and $76.7 million that we have raised so far in 2010 through the date of this Report. We earn a wholesaling fee of up to $0.15 per share sold, which we use, along with any retained portion of selected dealer revenue, to cover underwriting costs incurred in connection with CPA®:17 – Global’s offering and are reimbursed for marketing and personnel costs incurred in raising capital on behalf of CPA®:17 – Global, subject to certain limitations.
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
Investment Management
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
Asset Management Revenue
Under the terms of the advisory agreements for CPA®:14, CPA®:15 and CPA®:16 – Global, we earn asset management revenue totaling 1% per annum of average invested assets, which is calculated according to the advisory agreements for each CPA® REIT. A portion of this asset management revenue is contingent upon the achievement of specific performance criteria for each CPA® REIT, which is generally defined to be a cumulative distribution return for shareholders of the CPA® REIT. For CPA®:14, CPA®:15 and CPA®:16 – Global, this performance revenue is generally equal to 0.5% of the average invested assets of the CPA® REIT. For CPA®:17 – Global, we earn asset management revenue ranging from 0.5% of average market value for long-term net leases and certain other types of real estate investments up to 1.75% of average equity value for certain types of securities. For CPA®:17 – Global, we do not earn performance revenue, but we receive up to 10% of distributions of available cash from its operating partnership. We seek to increase our asset management revenue and performance revenue by increasing real estate-related assets under management, both as the CPA® REITs make new investments and from organizing new investment entities. Such revenue may also increase, or decrease, based on changes in the estimated net asset valuations of the individual CPA® REITs. Estimated net asset valuations are performed annually by a third party, beginning for each CPA® REIT generally three years after completion of its public offering. Assets under management, and the resulting revenue earned by us, may also decrease if investments are disposed of, either individually or in connection with the liquidation of a CPA® REIT.
W. P. Carey 2009 10-K — 3

Structuring Revenue
Under the terms of the advisory agreements, we earn revenue in connection with structuring and negotiating investments and related mortgage financing for the CPA® REITs, which we call acquisition revenue. Under each of the advisory agreements, we may receive acquisition revenue of up to an average of 4.5% of the total cost of all investments made by each CPA® REIT. A portion of this revenue (generally 2.5%) is paid when the transaction is completed, while the remainder (generally 2%) is payable in equal annual installments ranging from three to eight years, provided the relevant CPA® REIT meets its performance criterion. Unpaid installments bear interest at annual rates ranging from 5% to 7%. For certain types of non-long term net lease investments acquired on behalf of CPA®:17 – Global, initial acquisition revenue may range from 0% to 1.75% of the equity invested plus the related acquisition revenue, with no deferred acquisition revenue being earned. We may also be entitled, subject to CPA® REIT board approval, to loan refinancing revenue of up to 1% of the principal amount refinanced in connection with structuring and negotiating investments. This loan refinancing revenue, together with the acquisition revenue, is referred to as structuring revenue.
Other Revenue
We may also earn revenue related to the disposition of properties, subject to subordination provisions, which will only be recognized as the relevant conditions are met. Such revenue may include subordinated disposition revenue of no more than 3% of the value of any assets sold, payable only after shareholders have received back their initial investment plus a specified preferred return, and subordinated incentive revenue of 15% of the net cash proceeds distributable to shareholders from the disposition of properties, after recoupment by shareholders of their initial investment plus a specified preferred return. We may also, in connection with the termination of the advisory agreement for CPA®:14, CPA®:15 and CPA®:16 – Global, be entitled to a termination payment based on the amount by which the fair value of a CPA® REIT’s properties, less indebtedness, exceeds investors’ capital plus a specified preferred return. CPA®:17 – Global, upon certain terminations, has the right, beginning two years after the start of its operations, to repurchase our interest in its operating partnership at its then fair market value. We will not receive a termination payment in circumstances where we receive subordinated incentive revenue.
In past years, we have earned substantial disposition and incentive or termination revenue in connection with providing liquidity to CPA® REIT shareholders. In general, we begin evaluating liquidity alternatives for CPA® REIT shareholders about eight years after a CPA® REIT has substantially invested the net proceeds received in its initial public offering. These liquidity alternatives may include listing the CPA® REIT’s shares on a national securities exchange, selling the assets of the CPA® REIT or merging the affected CPA® REIT with another entity, which could include another CPA® REIT. However, the timing of liquidity events depends on market conditions and may also depend on other factors, including approval of the proposed course of action by the independent directors, and in some instances the shareholders, of the affected CPA® REIT, and may occur well after the eighth anniversary of the date that the net proceeds of an offering have been substantially invested. Because of these factors, CPA® REIT liquidity events have not typically taken place every year. In consequence, given the relatively substantial amounts of disposition revenue, as compared with the ongoing revenue earned from asset management and structuring investments, income from this business segment may be significantly higher in those years where a liquidity event takes place. Because CPA®:14 substantially invested the net proceeds received in its initial public offering in 2000, we began discussing liquidity alternatives with the board of directors of CPA®:14 during 2008. However, in light of evolving market conditions during 2008, we recommended, and the board of CPA®:14 agreed, that further consideration of liquidity alternatives be postponed until market conditions become more stable. In 2010, we expect to restart our discussion about liquidity alternatives for CPA®:14 shareholders with the board of directors of CPA®:14, but we are unable to predict when any liquidity event will occur.
The CPA® REITs reimburse us for certain costs, primarily broker/dealer commissions paid on behalf of the CPA® REITs and marketing and personnel costs. The CPA® REITs also reimburse us for many of our costs associated with the evaluation of transactions on their behalf that are not completed. Marketing and personnel costs are apportioned based on the assets of each entity. These reimbursements may be substantial. These reimbursements, together with asset management revenue payable by a specific CPA® REIT, may be subject to deferral or reduction if they exceed a specified percentage of that CPA® REIT’s income or invested assets. We also earn a wholesaling fee from CPA®:17 – Global of up to $0.15 per share sold, which we use, along with any retained portion of the selected dealer revenue, to cover other underwriting costs incurred in connection with CPA®:17 – Global’s offering.
Equity Investments in CPA® REITs
As discussed above, we may elect to receive certain of our revenues from the CPA® REITs in restricted shares of those entities. At December 31, 2009, we owned 8.5% of the outstanding shares of CPA®:14, 6.5% of the outstanding shares of CPA®:15, 4.7% of the outstanding shares of CPA®:16 – Global and 0.4% of the outstanding shares of CPA®:17 – Global. As a result of our election to receive certain asset management revenue for 2010 in restricted shares of these entities, we expect our ownership percentages to increase in 2010.
W. P. Carey 2009 10-K — 4

Real Estate Ownership
We own and invest in commercial properties in the United States (“U.S.”) and the European Union that are then leased to companies, primarily on a single-tenant, triple-net leased basis. While our acquisition of new properties is constrained by our obligation to provide a continuing and suitable investment program to the CPA® REITs, we seek to maximize the value of our existing portfolio through prudent management of our real estate assets, which may involve follow-on transactions, dispositions and favorable lease modifications, as well as refinancing of existing debt. In connection with providing liquidity alternatives to CPA® REIT shareholders, we may acquire additional properties from the liquidating CPA® REIT, as we did during 2006. We have also acquired properties and interests in properties through tax-free exchanges and as part of joint ventures with the CPA® REITs. We may also, in the future, seek to increase our portfolio by making investments, including non-net lease investments and investments in emerging markets, that may not meet the investment criteria of the CPA® REITs, particularly investments that are not current-income oriented. See Our Portfolio below for an analysis of our portfolio at December 31, 2009.
While no tenant at any of our consolidated investments represented more than 10% of our total lease revenues from our real estate ownership during 2009, a joint venture that we account for under the equity method of accounting and that leases property to Carrefour France, SAS, earned lease revenue of $21.5 million in 2009. We have a 46% interest in this joint venture.
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
Tenant/Borrower Evaluation — We evaluate each potential tenant or borrower for its creditworthiness, typically considering factors such as management experience, industry position and fundamentals, operating history, and capital structure, as well as other factors that may be relevant to a particular investment. We seek opportunities in which we believe the tenant may have a stable or improving credit profile or credit potential that has not been recognized by the market. In evaluating a possible investment, the creditworthiness of a tenant or borrower often will be a more significant factor than the value of the underlying real estate, particularly if the underlying property is specifically suited to the needs of the tenant; however, in certain circumstances where the real estate is attractively valued, the creditworthiness of the tenant may be a secondary consideration. Whether a prospective tenant or borrower is creditworthy will be determined by our investment department and the investment committee, as described below. Creditworthy does not mean “investment grade.”
Properties Important to Tenant/Borrower Operations — We generally will focus on properties that we believe are essential or important to the ongoing operations of the tenant. We believe that these properties provide better protection generally as well as in the event of a bankruptcy, since a tenant/borrower is less likely to risk the loss of a critically important lease or property in a bankruptcy proceeding or otherwise.
Diversification — We attempt to diversify the CPA® REIT portfolios to avoid dependence on any one particular tenant, borrower, collateral type, geographic location or tenant/borrower industry. By diversifying these portfolios, we seek to reduce the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region. While we have not endeavored to maintain any particular standard of diversity in our own portfolio, we believe that our own portfolio is reasonably well diversified (see Our Portfolio below).
Lease Terms — Generally, the net leased properties in which the CPA® REITs and we invest will be leased on a full recourse basis to the tenants or their affiliates. In addition, we seek to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are fixed or tied generally to increases in indices such as the Consumer Price Index (“CPI”). In the case of retail stores and hotels, the lease may provide for participation in gross revenues of the tenant at the property above a stated level. Alternatively, a lease may provide for mandated rental increases on specific dates, and we may adopt other methods in the future.
W. P. Carey 2009 10-K — 5

Collateral Evaluation — We review the physical condition of the property, and conduct a market evaluation to determine the likelihood of replacing the rental stream if the tenant defaults or of a sale of the property in such circumstances. We also generally engage a third party to conduct, or require the seller to conduct, Phase I or similar environmental site assessments (including a visual inspection for the potential presence of asbestos) in an attempt to identify potential environmental liabilities associated with a property prior to its acquisition. If potential environmental liabilities are identified, we generally require that identified environmental issues be resolved by the seller prior to property acquisition or, where such issues cannot be resolved prior to acquisition, require tenants contractually to assume responsibility for resolving identified environmental issues post-closing and provide indemnification protections against any potential claims, losses or expenses arising from such matters. Although we generally rely on our own analysis in determining whether to make an investment on behalf of the CPA® REITs, each real property to be purchased by them will be appraised by an independent appraiser. The contractual purchase price (plus acquisition fees, but excluding acquisition expenses, for properties acquired on behalf of the CPA® REITs) for a real property we acquire for ourselves or on behalf of a CPA® REIT will not exceed its appraised value. The appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the lessee’s credit and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property if sold may be greater or less than the appraised value. In cases of special purpose real estate, a property is examined in light of the prospects for the tenant/borrower’s enterprise and the financial strength and the role of that asset in the context of the tenant’s overall viability. Operating results of properties and other collateral may be examined to determine whether or not projected income levels are likely to be met. We will also consider factors particular to the laws of foreign countries, in addition to the risks normally associated with real property investments, when considering an investment outside the U.S.
Transaction Provisions to Enhance and Protect Value — We attempt to include provisions in the leases that we believe may help protect an investment from changes in the operating and financial characteristics of a tenant that may affect its ability to satisfy its obligations to the CPA® REIT or reduce the value of the investment. Such provisions include requiring our consent to specified tenant activity, requiring the tenant to provide indemnification protections, and requiring the tenant to satisfy specific operating tests. We may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a guaranty of obligations from the tenant’s corporate parent or other entity or a letter of credit. This credit enhancement, if obtained, provides additional financial security. However, in markets where competition for net lease transactions is strong, some or all of these provisions may be difficult to negotiate. In addition, in some circumstances, tenants may retain the right to repurchase the property leased by the tenant. The option purchase price is generally the greater of the contract purchase price and the fair market value of the property at the time the option is exercised.
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
As other opportunities arise, we may also seek to expand the CPA® REIT portfolios to include other types of real estate-related investments, such as:
•	equity investments in real properties that are not long-term net leased to a single tenant and may include partially leased properties, multi-tenanted properties, vacant or undeveloped properties and properties subject to short-term net leases, among others;

•	mortgage loans secured by commercial real properties;

•	subordinated interests in first mortgage real estate loans, or B Notes;

•	mezzanine loans related to commercial real estate, which are senior to the borrower’s equity position but subordinated to other third-party financing;

•	commercial mortgage-backed securities, or CMBS; and
•	equity and debt securities (including preferred equity and other higher-yielding structured debt and equity investments) issued by companies that are engaged in real-estate related businesses, including other REITs.
To date, our investments on behalf of the CPA® REITs have not included significant amounts of these types of investments.
Investment Committee — We have an investment committee that provides services to the CPA® REITs and may provide services to us. Our investment department, under the oversight of our chief investment officer, is primarily responsible for evaluating, negotiating and structuring potential investment opportunities. Before a property is acquired by a CPA® REIT, the transaction is generally reviewed by the investment committee. The investment committee is not directly involved in originating or negotiating potential investments but instead functions as a separate and final step in the investment process. We place special emphasis on having experienced individuals serve on our investment committee and, subject to limited exceptions, generally do not invest in a transaction on behalf of the CPA® REITs unless the investment committee approves it. The investment committee may delegate its authority, such as to investment advisory committees with specialized expertise in the particular geographic market, like our Asia Advisory Committee for potential investments in China. However, we do not currently expect that the investments delegated to these advisory committees will account for a significant portion of the investments we make in the near term.
W. P. Carey 2009 10-K — 6

In addition, the investment committee may at the request of our board of directors or executive committee also review any initial investment in which we propose to engage directly, although it is not required to do so. Our board of directors or executive committee may also determine that certain investments that may not meet the CPA® REITs’ investment criteria (particularly transactions in emerging markets and investments that are not current income oriented) may be acceptable to us. For transactions that meet the investment criteria of more than one CPA® REIT, our chief investment officer has discretion to allocate the investment to one of the CPA® REITs or among two or more of the CPA® REITs. In cases where two or more CPA® REITs (or one or more CPA® REITs and us) will hold the investment, a majority of the independent directors of each CPA® REIT investing in the property must also approve the transaction.
The following people currently serve on our investment committee:
•	Nathaniel S. Coolidge, Chairman — Former senior vice president and head of the bond and corporate finance department of John Hancock Mutual Life Insurance (currently known as John Hancock Life Insurance Company). Mr. Coolidge’s responsibilities included overseeing its entire portfolio of fixed income investments.
•	Trevor P. Bond — Co-founder of Credit Suisse’s real estate equity group. Currently managing member of private investment vehicle, Maidstone Investment Co., LLC.
•	Axel K.A. Hansing — Currently serving as a senior partner at Coller Capital, Ltd., a global leader in the private equity secondary market, and responsible for investment activity in parts of Europe, Turkey and South Africa.
•	Frank J. Hoenemeyer — Former vice chairman and chief investment officer of the Prudential Insurance Company of America. As chief investment officer, he was responsible for all of Prudential Insurance Company of America’s investments including stocks, bonds and real estate.
•	Dr. Lawrence R. Klein — Currently serving as professor emeritus of economics and finance at the University of Pennsylvania and its Wharton School. Recipient of the 1980 Nobel Prize in economic sciences and former consultant to both the Federal Reserve Board and the President’s Council of Economic Advisors.
•	Nick J.M. van Ommen — Former chief executive officer of the European Public Real Estate Association promoting, developing and representing the European public real estate sector, with over twenty years of financial industry experience.
•	Dr. Karsten von Köller — Currently chairman of Lone Star Germany GmbH, deputy chairman of the Supervisory Board of Corealcredit Bank AG, deputy chairman of the Supervisory Board of MHB Bank AG, and vice chairman of the Supervisory Board of IKB Deutsche Industriebank AG. Former chief executive officer of Eurohypo AG.
Messrs. Coolidge, Bond, Klein and von Köller also serve as members of our board of directors.
We are required to use our best efforts to present a continuing and suitable investment program to the CPA® REITs but we are not required to present to the CPA® REITs any particular investment opportunity, even if it is of a character which, if presented, could be taken by one or more of the CPA® REITs.
Self-Storage Investments
In November 2006, we formed a subsidiary (“Carey Storage”) for the purpose of investing in self-storage real estate properties and their related businesses within the U.S. In December 2006, we contributed $5.0 million in cash for equity interests in Carey Storage and loaned Carey Storage $5.9 million, and Carey Storage began acquiring domestic self-storage properties. In January 2009, Carey Storage completed a transaction whereby it received cash proceeds, plus a commitment to invest additional equity, from a third party to fund the purchase of self-storage assets in the future in exchange for a 60% interest in its self-storage portfolio. Further information about this transaction and other Carey Storage activity is described in Part II, Item 7, Carey Storage Activity and Item 8, Note 4. Real Estate – Carey Storage.
W. P. Carey 2009 10-K — 7

Our Portfolio
At December 31, 2009, we owned and managed 880 properties domestically and internationally, including our own portfolio. Our portfolio was comprised of our full or partial ownership interest in 170 properties, substantially all of which were triple-net leased to 79 tenants, and totaled approximately 14 million square feet (on a pro rata basis) with an occupancy rate of approximately 94%. Our portfolio has the following property and lease characteristics:
Geographic Diversification
Information regarding the geographic diversification of our properties at December 31, 2009 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate(b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Region	Revenue(a)	Lease Revenue	Revenue(a)	Lease Revenue
United States
South	$26,758	39%	$2,988	10%
West	15,917	23	3,590	12
Midwest	11,068	16	2,399	8
East	7,971	11	6,511	22

Total U.S.	61,714	89	15,488	52

International
Europe (c)	7,601	11	13,572	48

Total	$69,315	100%	$29,060	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2009.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2009 from equity investments in real estate.

(c)	Represents investments in France, Germany and Poland.
Property Diversification
Information regarding our property diversification at December 31, 2009 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate(b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Property Type	Revenue(a)	Lease Revenue	Revenue(a)	Lease Revenue
Industrial	$24,605	35%	$4,501	15%
Office	23,917	35	12,360	43
Warehouse/Distribution	10,334	15	8,684	30
Retail	5,858	8	—	—
Other Properties (c)	4,601	7	3,515	12

Total	$69,315	100%	$29,060	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2009.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2009 from equity investments in real estate.

(c)	Other properties include education and childcare, healthcare, hospitality and leisure properties.
W. P. Carey 2009 10-K — 8

Tenant Diversification
Information regarding our tenant diversification at December 31, 2009 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate(b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Tenant Industry(c)	Revenue(a)	Lease Revenue	Revenue(a)	Lease Revenue
Telecommunications	$12,367	18%	$—	—%
Business and Commercial Services	11,660	17	1,863	6
Retail Stores	6,928	10	8,209	30
Electronics	5,407	8	1,270	4
Beverages, Food, and Tobacco	4,842	7	419	1
Forest Products and Paper	4,606	7	—	—
Aerospace and Defense	4,426	6	—	—
Healthcare, Education and Childcare	4,195	5	3,515	12
Media: Printing and Publishing	2,593	4	4,293	15
Consumer Goods	1,857	3	—	—
Chemicals, Plastics, Rubber, and Glass	1,813	3	—	—
Hotels and Gaming	1,510	2	—	—
Governmental	1,170	2	—	—
Mining	912	2	948	3
Machinery	692	1	2,408	8
Transportation — Cargo	295	—	2,838	10
Transportation — Personal	183	—	3,297	11
Other (d)	3,859	5	—	—

Total	$69,315	100%	$29,060	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2009.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2009 from equity investments in real estate.

(c)	Based on the Moody’s Investors Service, Inc.’s classification system and information provided by the tenant.

(d)	Includes revenue from tenants in our consolidated investments in the following industries: automobile (1%), construction (1%), grocery (1%), mining (1%) and textiles (1%).
W. P. Carey 2009 10-K — 9

Lease Expirations
At December 31, 2009, lease expirations of our properties are as follows (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate(b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Year of Lease Expiration	Revenue(a)	Lease Revenue	Revenue(a)	Lease Revenue
2010	$10,070	15%	$—	—%
2011	10,683	15	—	—
2012	6,975	10	1,094	4
2013	2,325	3	2,282	8
2014	7,868	11	3,297	11
2015	6,761	10	7,115	24
2016	1,160	2	560	2
2017	5,890	8	—	—
2018	10,751	16	—	—
2019 - 2023	5,787	8	7,063	24
2024 - 2028	1,045	2	7,649	27

Total	$69,315	100%	$29,060	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2009.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2009 from equity investments in real estate.
Financing Strategies
Consistent with our investment policies, we use leverage when available on terms we believe are favorable. Substantially all of our mortgage loans, as well as those of the CPA® REITs, are non-recourse and bear interest at fixed rates, or have been converted to fixed rates through interest rate caps or swap agreements. We may refinance properties or defease a loan when a decline in interest rates makes it profitable to prepay an existing mortgage loan, when an existing mortgage loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing, if any, and/or an increase in property ownership if some refinancing proceeds are reinvested in real estate. The prepayment of loans may require us to pay a yield maintenance premium to the lender in order to pay off a loan prior to its maturity.
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
We also have an unsecured line of credit that can be used in connection with refinancing existing debt and making new investments, as well as to meet other working capital needs. Our line of credit is discussed in detail in the Cash Resources section of Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.
W. P. Carey 2009 10-K — 10

Some of our financing may require us to make a lump-sum or “balloon” payment at maturity. We are actively seeking to refinance loans that mature within the next several years but believe we have sufficient financing alternatives and/or cash resources to make these payments, if necessary. At December 31, 2009, scheduled balloon payments for the next five years are as follows (in thousands):

2010	$11,612	(a)
2011	133,325	(b) (c)
2012	28,260
2013	—	(b)
2014	—

(a)	Of the amount shown, $2.2 million was paid in January 2010.

(b)	Excludes our pro rata share of mortgage obligations of equity investments in real estate totaling $24.9 million in 2011 and $71.7 million in 2014.

(c)	Includes amounts that will be due upon maturity of our line of credit in June 2011. Such amounts are prepayable at any time. At December 31, 2009, we had drawn $111.0 million from this line of credit, which allows us to borrow, repay, prepay, and reborrow at any time prior to the scheduled maturity date. We also have the ability to extend this line by an additional year subject to satisfying certain conditions.
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
Competition
In raising funds for investment by the CPA® REITs, we face active competition from other funds with similar investment objectives that seek to raise funds from investors through publicly registered, non-traded funds, publicly-traded funds and private funds, such as hedge funds. In addition, we face broad competition from other forms of investment. Currently, we raise substantially all of our funds for investment in the CPA® REITs within the U.S.; however, in the future we may seek to raise funds for investment from outside the U.S.
While historically we faced active competition from many sources for investment opportunities in commercial properties net leased to major corporations both domestically and internationally, there has been a decrease in such competition as a result of the continued weakness in the credit and real estate financing markets. In general, we believe that our management’s experience in real estate, credit underwriting and transaction structuring should allow us to compete effectively for commercial properties. However, competitors may be willing to accept rates of return, lease terms, other transaction terms or levels of risk that we may find unacceptable.
Environmental Matters
We and the CPA® REITs have invested, and expect to continue to invest, in properties currently or historically used as industrial, manufacturing and commercial properties. Under various federal, state and local environmental laws and regulations, current and former owners and operators of property may have liability for the cost of investigating, cleaning-up or disposing of hazardous materials released at, on, under, in or from the property. These laws typically impose responsibility and liability without regard to whether the owner or operator knew of or was responsible for the presence of hazardous materials or contamination, and liability under these laws is often joint and several. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous materials. As part of our efforts to mitigate these risks, we typically engage third parties to perform assessments of potential environmental risks when evaluating a new acquisition of property and we frequently obtain contractual protection (indemnities, cash reserves, letters of credit or other instruments) from property sellers, tenants, a tenant’s parent company or another third party to address known or potential environmental issues.
W. P. Carey 2009 10-K — 11

(d) Financial Information About Geographic Areas
See Our Portfolio above and the Segment Reporting footnote of the consolidated financial statements for financial data pertaining to our geographic operations.
(e) Available Information
All filings we make with the SEC, including our Annual Report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and any amendments to those reports, are available for free on our website, www.wpcarey.com, as soon as reasonably practicable after they are filed or furnished to the SEC. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s Internet site at http://www.sec.gov. We are providing our website address solely for the information of investors. We do not intend our website to be an active link or to otherwise incorporate the information contained on our website into this report or other filings with the SEC. We will supply to any shareholder, upon written request and without charge, a copy of this Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC. Generally, we also post the dates of our upcoming scheduled financial press releases, telephonic investor calls and investor presentations on the Investor Relations portion of our website at least ten days prior to the event. Our investor calls are open to the public and remain available on our website for at least two weeks thereafter.

Item 1A.	Risk Factors.
Our business, results of operations, financial condition and ability to pay distributions at the current rate could be materially adversely affected by various risks and uncertainties, including the conditions below. These risk factors may have affected, and in the future could affect, our actual operating and financial results and could cause such results to differ materially from those in any forward-looking statements. You should not consider this list exhaustive. New risk factors emerge periodically, and we cannot assure you that the factors described below list all material risks to us at any later time.
The current financial and economic crisis could adversely affect our business.
Although we believe we are seeing an easing of the global economic and financial crisis that has severely curbed liquidity in the credit and real estate financing markets during recent periods, the full magnitude, effects and duration of the crisis cannot be predicted. To date, its effects on our business have been somewhat limited, primarily in that it has been generally more difficult to obtain financing for the sale-leaseback transactions we enter into on behalf of our managed funds and for refinancing of maturing debt. In addition, a number of tenants, particularly in the portfolios of the CPA® REITs, have experienced increased levels of financial distress, with several having filed for bankruptcy protection.
Depending on how long and how severe this crisis is, we could in the future experience a number of additional effects on our business, including higher levels of default in the payment of rent by our tenants, additional bankruptcies and impairments in the value of our property investments, as well as difficulties in refinancing existing loans as they come due. Any of these conditions may negatively affect our earnings, as well as our cash flow and, consequently, our ability to sustain the payment of dividends at current levels.
Our managed funds may also be adversely affected by these conditions, and their earnings or cash flow may also be adversely affected by other events, such as increases in the value of the U.S. Dollar relative to other currencies in which they receive rent, as well as the need to expend cash to fund increased redemptions. Additionally, the ability of CPA®:17 – Global to make new investments will be affected by the availability of financing as well as its ability to raise new funds. Decreases in the value of the assets held by the CPA® REITs will affect the asset management revenues payable to us, as well as the value of the stock we hold in the CPA® REITs, and decreases in these funds’ earnings or ability to pay distributions may also affect their ability to make the payments due to us, as well as our income and cash flow from CPA® REIT distribution payments.
Earnings from our investment management operations are subject to volatility.
Growth in revenue from our investment management operations is dependent in large part on future capital raising in existing or future managed entities, as well as on our ability to make investments that meet the investment criteria of these entities, both of which are subject to uncertainty, including with respect to capital market and real estate market conditions. This uncertainty creates volatility in our earnings because of the resulting fluctuation in transaction-based revenue. Asset management revenue may be affected by factors that include not only our ability to increase the CPA® REITs’ portfolio of properties under management, but also changes in valuation of those properties, as well as sales of CPA® REIT properties. In addition, revenue from our investment management operations, including our ability to earn performance revenue, as well as the value of our holdings of CPA® REIT interests and dividend income from those interests, may be significantly affected by the results of operations of the CPA® REITs. Each of the CPA® REITs has invested substantially all of its assets (other than short-term investments) in triple-net leased properties substantially similar to those we hold, and consequently the results of operations of, and cash available for distribution by, each of the CPA® REITs, is likely to be substantially affected by the same market conditions, and subject to the same risk factors, as the properties we own. Four of the sixteen CPA® funds temporarily reduced the rate of distributions to their investors as a result of adverse developments involving tenants.
W. P. Carey 2009 10-K — 12

Each of the CPA® REITs we currently manage may incur significant debt. This significant debt load could restrict their ability to pay revenue owed to us when due, due to either liquidity problems or restrictive covenants contained in their borrowing agreements. In addition, the revenue payable under each of our current investment advisory agreements is subject to a variable annual cap based on a formula tied to the assets and income of that CPA® REIT. This cap may limit the growth of our management revenue. Furthermore, our ability to earn revenue related to the disposition of properties is primarily tied to providing liquidity events for CPA® REIT investors. Our ability to provide that liquidity, and to do so under circumstances that will satisfy the applicable subordination requirements noted above in Item 1, Business — Other Revenue, will depend on market conditions at the relevant time, which may vary considerably over a period of years. In any case, liquidity events typically occur several years apart, and income from our investment management operations is likely to be significantly higher in those years in which such events occur.
The inability of a tenant in a single tenant property to pay rent will reduce our revenues.
Most of our properties are occupied by a single tenant and, therefore, the success of our investments is materially dependent on the financial stability of these tenants. Revenues from several of our tenants/guarantors constitute a significant percentage of our lease revenues. Our five largest tenants/guarantors represented approximately 33%, 31% and 29% of total lease revenues in 2009, 2008 and 2007, respectively. Lease payment defaults by tenants negatively impact our net income and reduce the amounts available for distributions to shareholders. As our tenants generally may not have a recognized credit rating, they may have a higher risk of lease defaults than if our tenants had a recognized credit rating. In addition, the bankruptcy of a tenant could cause the loss of lease payments as well as an increase in the costs incurred to carry the property until it can be re-leased or sold. We have had tenants file for bankruptcy protection. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting the investment and re-leasing the property. If a lease is terminated, there is no assurance that we will be able to re-lease the property for the rent previously received or sell the property without incurring a loss.
A substantial amount of our leases will expire within the next three years, and we may have difficulty in re-leasing or selling our properties if tenants do not renew their leases.
Within the next three years, approximately 40% of our leases are due to expire. If these leases are not renewed, or if the properties cannot be re-leased on terms that yield payments comparable to those currently being received, then our lease revenues could be substantially adversely affected. The terms of any new or renewed leases of these properties may depend on market conditions prevailing at the time of lease expiration. In addition, if properties are vacated by the current tenants, we may incur substantial costs in attempting to re-lease such properties. We may also seek to sell these properties, in which event we may incur losses, depending upon market conditions prevailing at the time of sale.
Real estate investments generally lack liquidity compared to other financial assets, and this lack of liquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. Some of our net leases are for properties that are specially suited to the particular needs of the tenant. With these properties, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. In addition, if we are forced to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to re-lease or sell properties without adversely affecting returns to shareholders.
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
The agreements under which we provide investment advisory services may generally be terminated by each CPA® REIT upon 60 days’ notice, with or without cause. There can be no assurance that these agreements will not be terminated. A termination without cause may, however, entitle us to termination revenue, equal to 15% of the amount by which the net fair value of the relevant CPA® REIT’s assets exceeds the remaining amount necessary to provide investors with total distributions equal to their investment plus a preferred return. For CPA®:17 – Global, it has the right, but not the obligation, upon certain terminations to repurchase our interests in its operating partnership at fair market value. If such right is not exercised, we would remain as a limited partner of the operating partnership. Nonetheless, any such termination could have a material adverse effect on our business, results of operations and financial condition.
W. P. Carey 2009 10-K — 13

Changes in investor preferences or market conditions could limit our ability to raise funds or make new investments.
Substantially all of our and the CPA® REITs’ current investments, as well as the majority of the investments we expect to originate for the CPA® REITs in the near term, are investments in single-tenant commercial properties that are subject to triple-net leases. In addition, we have relied predominantly on raising funds from individual investors through the sale by participating selected dealers to their customers of publicly-registered, non-traded securities of the CPA® REITs. Although we have increased the number of broker dealers we use for fund raising, the majority of our fund raising efforts have been through one major selected dealer. If, as a result of changes in market receptivity to investments that are not readily liquid and involve high selected dealer fees, or for other reasons, this capital raising method were to become less available as a source of capital, our ability to raise funds for CPA® REIT programs, and consequently our ability to make investments on their behalf, could be adversely affected. While we are not limited to this particular method of raising funds for investment (and, among other things, the CPA® REITs may themselves be able to borrow additional funds to invest), our experience with other means of raising capital is limited. Also, many factors, including changes in tax laws or accounting rules, may make these types of investments less attractive to potential sellers and lessees, which could negatively affect our ability to increase the amount of assets of this type under management.
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
We face active competition.
In raising funds for investment by the CPA® REITs, we face competition from other funds with similar investment objectives that seek to raise funds from investors through publicly registered, non-traded funds, publicly-traded funds and private funds. This competition could adversely affect our ability to make acquisitions and to raise funds for future investments, which in turn could ultimately reduce, or limit the growth of, revenues from our investment management operations.
As a result of the continued weakness in the credit and real estate financing markets, we believe there has been a recent decrease in the level of competition for the acquisition of office and industrial properties net leased to major corporations both domestically and internationally. Historically, however, we have faced active competition from many sources, including insurance companies, credit companies, pension funds, private individuals, financial institutions, finance companies and investment companies, among others. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. In addition, our evaluation of the acceptability of rates of return on behalf of the CPA® REITs is affected by such factors as the cost of raising capital, the amount of revenue we can earn and the performance hurdle rates of the relevant CPA® REITs. Thus, the effect of the cost of raising capital and the revenue we can earn may be to limit the amount of new investments we make on behalf of the CPA® REITs, which will in turn limit the growth of revenues from our investment management operations.
Our leases may permit tenants to purchase a property at a predetermined price, which could limit our realization of any appreciation or result in a loss.
In some circumstances, we grant tenants a right to repurchase the property they lease from us. The purchase price may be a fixed price or it may be based on a formula or the market value at the time of exercise. If a tenant exercises its right to purchase the property and the property’s market value has increased beyond that price, we could be limited in fully realizing the appreciation on that property. Additionally, if the price at which the tenant can purchase the property is less than our purchase price or carrying value (for example, where the purchase price is based on an appraised value), we may incur a loss.
W. P. Carey 2009 10-K — 14

International investments involve additional risks.
We have invested in and may continue to invest in properties located outside the U.S. These investments may be affected by factors particular to the laws of the jurisdiction in which the property is located. These investments may expose us to risks that are different from and in addition to those commonly found in the U.S., including:
•	Foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar;

•	Changing governmental rules and policies;

•	Enactment of laws relating to the foreign ownership of property and laws relating to the ability of foreign entities to remove invested capital or profits earned from activities within the country to the United States;

•	Expropriation;

•	Legal systems under which the ability to enforce contractual rights and remedies may be more limited than would be the case under U.S. law;

•	The difficulty in conforming obligations in other countries and the burden of complying with a wide variety of foreign laws;

•	Adverse market conditions caused by changes in national or local economic or political conditions;

•	Tax requirements vary by country and we may be subject to additional taxes as a result of our international investments;

•	Changes in relative interest rates;

•	Changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies;

•	Changes in real estate and other tax rates and other operating expenses in particular countries;

•	Changes in land use and zoning laws; and

•	More stringent environmental laws or changes in such laws.
In addition, the lack of available information in accordance with accounting principles generally accepted in the United States of America (“GAAP”) could impair our ability to analyze transactions and may cause us to forego an investment opportunity. It may also impair our ability to receive timely and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies.
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
We own commercial properties and are subject to the risk of liabilities under federal, state and local environmental laws. These responsibilities and liabilities also exist for properties owned by the CPA® REITs and if they become liable for these costs, their ability to pay for our services could be materially affected. Some of these laws could impose the following on us:
•	Responsibility and liability for the cost of investigation and removal or remediation of hazardous substances released on our property, generally without regard to our knowledge of or responsibility for the presence of the contaminants;
•	Liability for the costs of investigation and removal or remediation of hazardous substances at disposal facilities for persons who arrange for the disposal or treatment of such substances;
•	Potential liability for common law claims by third parties based on damages and costs of environmental contaminants; and

•	Claims being made against us by the CPA® REITs for inadequate due diligence.
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
W. P. Carey 2009 10-K — 15

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
A potential change in U.S. accounting standards regarding operating leases may make the leasing of facilities less attractive to our potential tenants, which could reduce overall demand for our leasing services.
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is considered to be met if, among other things, the non-cancellable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In response to concerns caused by a 2005 SEC study that the current model does not have sufficient transparency, the Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board conducted a joint project to re-evaluate lease accounting. In March 2009, the FASB issued a discussion paper providing its preliminary views that the scope of the proposed new standard should be based on the scope of the existing standards. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential customers. These changes may affect how the real estate leasing business is conducted both domestically and internationally. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could make it more difficult for us to enter leases on terms we find favorable.
The value of our real estate is subject to fluctuation.
We are subject to all of the general risks associated with the ownership of real estate. While the revenues from our leases and those of the CPA® REITs are not directly dependent upon the value of the real estate owned, significant declines in real estate values could adversely affect us in many ways, including a decline in the residual values of properties at lease expiration; possible lease abandonments by tenants; a decline in the attractiveness of REIT investments that may impede our ability to raise new funds for investment by CPA® REITs and a decline in the attractiveness of triple-net lease transactions to potential sellers. We also face the risk that lease revenue will be insufficient to cover all corporate operating expenses and debt service payments on indebtedness we incur. General risks associated with the ownership of real estate include:
•	Adverse changes in general or local economic conditions,

•	Changes in the supply of or demand for similar or competing properties,

•	Changes in interest rates and operating expenses,

•	Competition for tenants,

•	Changes in market rental rates,

•	Inability to lease or sell properties upon termination of existing leases,

•	Renewal of leases at lower rental rates,

•	Inability to collect rents from tenants due to financial hardship, including bankruptcy,

•	Changes in tax, real estate, zoning and environmental laws that may have an adverse impact upon the value of real estate,

•	Uninsured property liability, property damage or casualty losses,
•	Unexpected expenditures for capital improvements or to bring properties into compliance with applicable federal, state and local laws, and
•	Acts of God and other factors beyond the control of our management.
We depend on key personnel for our future success.
We depend on the efforts of our executive officers and key employees. The loss of the services of these executive officers and key employees could have a material adverse effect on our operations.
W. P. Carey 2009 10-K — 16

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
Our principal corporate offices are located at 50 Rockefeller Plaza, New York, NY 10020 and our primary international investment offices are located in London and Amsterdam. We also have office space domestically in Dallas, Texas and San Francisco, California and internationally in Shanghai. We lease all of these offices and believe these leases are suitable for our operations for the foreseeable future.
See Item 1, Business — Our Portfolio for a discussion of the properties we hold for rental operations and Part II, Item 8, Financial Statements and Supplemental Data – Schedule III — Real Estate and Accumulated Depreciation for a detailed listing of such properties.

Item 3.	Legal Proceedings.
At December 31, 2009, we were not involved in any material litigation.
Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2009.
W. P. Carey 2009 10-K — 17

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Listed Shares and Distributions
Our common stock is listed on the New York Stock Exchange under the ticker symbol “WPC.” At December 31, 2009 there were 24,958 holders of record of our common stock. The following table shows the high and low prices per share and quarterly cash distributions declared for the past two fiscal years:

	2009				2008
			Cash				Cash
			Distributions				Distributions
Period	High	Low	Declared		High	Low	Declared
First quarter	$24.00	$16.15	$0.496		$34.62	$25.79	$0.482
Second quarter	29.89	19.75	0.498		33.97	27.67	0.487
Third quarter	30.67	22.50	0.500		31.08	23.44	0.492
Fourth quarter	29.80	25.50	0.502	(a)	27.05	16.50	0.494

(a)	Excludes a special distribution of $0.30 per share that was paid in January 2010 to shareholders of record at December 31, 2009. The special distribution was approved by our board of directors as a result of an increase in our 2009 taxable income.
Our line of credit contains covenants that restrict the amount of distributions that we can pay.
Stock Price Performance Graph
The graph below provides an indicator of cumulative total stockholder returns for our common stock for the period December 31, 2004 to December 31, 2009 compared with the S&P 500 Index and the FTSE NAREIT Equity Index. The graph assumes a $100 investment on December 31, 2004, together with the reinvestment of all dividends.

	12/04	12/05	12/06	12/07	12/08	12/09
W. P. Carey & Co. LLC	100.00	76.94	97.47	114.96	87.25	112.50
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
FTSE NAREIT Equity	100.00	112.16	151.49	127.72	79.53	101.79
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
W. P. Carey 2009 10-K — 18

Item 6.	Selected Financial Data.
The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8. (In thousands, except per share data)

	Years ended December 31,
	2009		2008	2007	2006	2005
Operating Data (a)
Revenues from continuing operations (b)	$235,876		$238,624	$257,956	$261,764	$157,610

Income from continuing operations	60,435		71,749	70,392	82,269	41,793

Net income	70,568		78,605	88,789	87,115	48,868
Add: Net loss (income) attributable to noncontrolling interests	713		950	(4,781)	220	1,197
Less: Net income attributable to redeemable noncontrolling interests	(2,258)		(1,508)	(4,756)	(1,032)	(1,461)

Net income attributable to W. P. Carey members	69,023		78,047	79,252	86,303	48,604

Basic Earnings Per Share:
Income from continuing operations attributable W. P. Carey members	1.48		1.82	1.74	2.18	1.10
Net income attributable to W. P. Carey members	1.74		2.00	2.08	2.29	1.29

Diluted Earnings Per Share:
Income from continuing operations attributable W. P. Carey members	1.49		1.80	1.71	2.11	1.06
Net income attributable to W. P. Carey members	1.74		1.97	2.05	2.22	1.25
Cash distributions declared per share	2.00	(c)	1.96	1.88 (c)	1.82	1.79

Balance Sheet Data
Net investments in real estate (d)	$884,460		$918,741	$918,734	$850,107	$747,700
Total assets	1,093,336		1,111,136	1,153,284	1,093,010	983,262
Long-term obligations (e)	326,330		326,874	316,751	279,314	247,298

Other Information
Cash provided by operating activities	$74,544		$63,247	$47,471	$119,940	$52,707
Cash distributions paid	78,618		87,700	71,608	68,615	67,004
Payment of mortgage principal (f)	9,534		9,678	16,072	11,742	9,229

(a)	Certain prior year amounts have been reclassified from continuing operations to discontinued operations as well as retrospectively adjusted to reflect the adoption of several accounting pronouncements during 2009.

(b)	For 2007, includes revenue earned in connection with CPA®:16 – Global meeting its performance criterion, and for 2006, includes revenue earned in connection with a CPA® REIT merger transaction.

(c)	Excludes special distributions of $0.30 per share and $0.27 per share paid in January 2010 and January 2008 to shareholders of record at December 31, 2009 and December 31, 2007, respectively.

(d)	Net investments in real estate consists of net investments in properties, net investment in direct financing leases, equity investments in real estate and CPA® REITs and assets held for sale, as applicable.

(e)	Represents mortgage and note obligations.

(f)	Represents scheduled mortgage principal payment.
W. P. Carey 2009 10-K — 19

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Business Overview
As described in more detail in Item 1 of this Report, we operate in two operating segments, investment management and real estate ownership. Within our investment management segment, we are currently the advisor to the following affiliated publicly-owned, non-actively traded real estate investment trusts: CPA®:14, CPA®:15, CPA®:16 – Global and CPA®:17 – Global.
Financial Highlights
(in thousands)

	Years ended December 31,
	2009	2008	2007
Total revenue (excluding reimbursed costs from affiliates)	$187,161	$197,445	$244,174
Net income attributable to W. P. Carey members	69,023	78,047	79,252
Cash flow from operating activities	74,544	63,247	47,471
Total revenue decreased in 2009 as compared to 2008, primarily due to recent tenant activities including lease restructurings and the reclassification of a property to an equity investment in real estate during 2009 within our real estate ownership segment. In addition, revenue from this segment in 2008 included a $6.5 million lease termination fee.
The reduction in Net income in 2009 as compared to 2008 was primarily due to an increase in the amount of impairment charges taken in 2009. We recognized impairment charges totaling $10.4 million in 2009 in our real estate ownership segment compared to impairments of $1.0 million in 2008. We were also impacted by an increase in the level of impairments taken by the CPA® REITs, which are reflected in our investment management segment.
Cash flow in 2009 benefited from our election to receive more of the fees we earn from certain of the CPA® REITs in cash instead of their common stock, our receipt of distributions of available cash from CPA®:17 – Global and more efficient tax strategies. In addition, cash flow in 2008 was affected both by the receipt in January 2008 of $28.3 million of previously deferred revenue from CPA®:16 – Global, which had been recognized when CPA®:16 – Global met its performance criterion in 2007, and by the payment of $30.0 million related to a previously disclosed settlement with the SEC, described below.
Factors Affecting Comparability
Certain events have occurred over the past few years that affect comparability of our results of operations for the periods presented in this Report. These events, described below, significantly impacted the results of operations of our investment management segment for the year ended December 31, 2007 and as such make it difficult to compare 2007 with future periods.
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
In March 2008, we entered into a settlement with the SEC with respect to all matters relating to a previously disclosed investigation (the “SEC Settlement”). In connection with this settlement, we made payments of $20.0 million, including interest, to certain of our managed REITs and paid a $10.0 million civil penalty. In anticipation of this settlement, we took a charge of $30.0 million in the fourth quarter of 2007 and recognized an offsetting $9.0 million tax benefit in the same period, which had a negative impact on the results of our investment management segment for the year ended December 31, 2007.
W. P. Carey 2009 10-K — 20

Current Trends
As of the date of this Report, we believe we are seeing an easing of the global economic and financial crisis that has severely curbed liquidity in the credit and real estate financing markets during recent periods, although the full magnitude, effects and duration of the crisis cannot be predicted. As a result of improving economic conditions, we have seen some positive trends affecting both our business as well as the CPA® REITs, including: an increase in investment opportunities; improving financing conditions for new transactions and refinancing of maturing debt, both domestically and internationally; and continued improvement of capital fundraising for CPA®:17 – Global. However, the lingering effects of the challenging economic environment have also resulted in some negative trends affecting both our business as well as the CPA® REITs. These trends include: continued tenant defaults, particularly in the portfolios of the CPA® REITs; renewals of tenant leases generally at lower rental rates than existing leases; and low inflation rates, which will likely limit rent increases in upcoming periods because most of our leases provide for rent adjustments indexed to changes in the CPI. Despite recent indicators that the economy is beginning to recover, the current trends that affect our business segments remain dependent on the rate and scope of the recovery, rendering any discussion of the impact of these trends highly uncertain. Nevertheless, as of the date of this Report, the impact of current financial and economic trends on our business segments, and our response to those trends, is presented below.
Investment Opportunities
We earn structuring revenue on the investment transactions we structure on behalf of the CPA® REITs. Our ability to complete these investments, and thereby to earn structuring revenue, fluctuates based on the pricing of transactions and the availability of financing for our investments, among other factors. During 2009, pricing on sale-leaseback investment opportunities generally became more attractive, and we expect continued attractive pricing to continue in 2010 if economic conditions continue to improve. We believe that our sale-leaseback transactions can be an attractive alternative source of financing for corporations that have difficulty obtaining financing through traditional channels, and we are seeing increased demand for our services. We were able to achieve financing on many of the investments structured on behalf of the CPA® REITs during 2009 and, when financing was unavailable, we were able to achieve desired returns that allowed us to structure transactions on behalf of the CPA® REITs without financing. In addition, due to the recent volatility in the investment environment, we believe we are benefiting from a decreased level of competition for the investments we make on behalf of the CPA® REITs, both domestically and internationally.
During 2009, we structured investments totaling $547.7 million, including a transaction with The New York Times Company totaling $233.7 million. This 2009 investment activity consists of investments structured on behalf of the CPA® REITs totaling $507.7 million and our contribution of $40.0 million in the New York Times transaction. International investments comprised 36% of our total investments during 2009, as compared to 46% during 2008. We currently expect that international transactions will continue to form a significant portion of the investments we structure, although the percentage of international investments in any given period may vary.
Financing Conditions
Conditions in the real estate financing markets impact our ability to structure investments on behalf of the CPA® REITs and to refinance maturing debt. Despite the recent weak financing environment, which has resulted in lenders for both domestic and international investments offering loans at shorter maturities and subject to variable interest rates, we have begun to see some improvements in the financing markets and to date have been successful refinancing maturing debt and obtaining financing for new transactions. We generally attempt to obtain interest rate caps or swaps to mitigate the impact of variable rate financing. During 2009, we obtained mortgage financing totaling $297.0 million on behalf of the CPA® REITs, including financing for new transactions and refinancing of maturing debt, with a weighted annual average interest rate and term of up to 7.6% and 6.6 years, respectively. In addition, we also obtained mortgage financing totaling $61.5 million for our own real estate portfolio, including our share of financing for the New York Times transaction and refinancing of maturing debt, with a weighted average annual interest rate and term of up to 7.8% and 7.0 years, respectively.
At December 31, 2009, the CPA® REITs had aggregate balloon payments totaling $101.4 million due in 2010 and $319.3 million in 2011, while we had balloon payments totaling $11.6 million that will be due during 2010 and $47.2 million that will be due during 2011, including our share of balloon payments related to unconsolidated ventures totaling $24.9 million in 2011. We are actively seeking to refinance this debt but believe we and the CPA® REITs have sufficient financing alternatives and/or cash resources to make these payments, if necessary. In both our own portfolio and those of the CPA® REITs, property level debt is generally non-recourse, which means that if we or any of the CPA® REITs default on a mortgage loan obligation, our exposure is limited to our equity invested in that property (see Corporate Defaults below). We also have a line of credit that expires in 2011 and that can be extended for one year, subject to satisfying certain conditions. Amounts outstanding under this line totaled $111.0 million at December 31, 2009.
W. P. Carey 2009 10-K — 21

Corporate Defaults
Some of the tenants in our own portfolio and the CPA® REIT portfolios have experienced financial stress, and we expect that this trend may continue, albeit at a less severe rate, in 2010. In our own real estate portfolio, corporate defaults can reduce our results of operations and cash flow from operations. Tenant defaults in the CPA® REIT portfolios can reduce our asset management revenue if they lead to a decline in the net asset values of the CPA® REITs, and can also reduce our income from equity investments in the CPA® REITs.
Tenants in financial distress may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court, all of which may require us or the CPA® REITs to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, we may restructure or renew leases on less favorable terms, or the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us or the CPA® REITs to incur impairment charges. Based on tenant activity during 2009, including lease amendments, early lease renewals and lease rejections in bankruptcy court, we currently expect that 2010 lease revenue will decrease by approximately 7% in our own portfolio and by approximately 4% in the CPA® REITs on an annualized basis, as compared with 2009 lease revenue. However, this amount may increase or decrease based on additional tenant activities and changes in economic conditions, both of which are outside of our control. If the North American and European economic zones continue to experience the improving economic conditions that they have experienced recently, we would expect to see an improvement in the general business conditions for our tenants, which should result in less stress for them financially. However, if economic conditions deteriorate, it is likely that our tenants’ financial condition will deteriorate as well.
We have no significant exposure to tenants operating under bankruptcy protection in our own portfolio as of the date of this Report. However, the CPA® REITs have experienced increased levels of corporate defaults recently. During 2009, tenants accounting for less than 2.0% of aggregate annualized lease revenues of the CPA® REITs entered into bankruptcy/administration. As a result of several of these corporate defaults, during 2009 the CPA® REITs suspended debt service on six non-recourse mortgage loans with an aggregate outstanding balance of $83.3 million, or approximately 2% of the aggregate outstanding non-recourse debt of the CPA® REITs, and suspended debt service and subsequently turned over to the lenders several properties that had been collateralized by two additional non-recourse mortgage loans with an aggregate outstanding balance of $27.7 million. During 2009, we recorded impairment charges on our own portfolio totaling $10.4 million and we currently estimate that the CPA® REITs will record impairment charges aggregating approximately $170 million. As a result of the CPA® REIT impairment charges, our income from equity investments in the CPA® REITs declined by $11.5 million for 2009. Impairment charges do not necessarily reflect the true economic loss caused by the default of a tenant. The economic loss may be greater or less than the impairment amount.
To mitigate these risks, we have invested in assets that we believe are critically important to a tenant’s operations and have attempted to diversify the fully invested portfolios by tenant and tenant industry. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with tenant management and review of tenants’ financial statements and compliance with any financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, re-leasing properties, refinancing debt and selling properties, where possible, as well as protecting our rights when tenants default or enter into bankruptcy.
Fundraising
We are currently fundraising for CPA®:17 – Global. While fundraising trends are difficult to predict, our recent fundraising has continued to strengthen. We generally experienced increases in our month over month fundraising results in 2009 and raised $141.5 million for CPA®:17 – Global’s initial public offering in the fourth quarter of 2009, which represented an increase of 98%, 41% and 14% over the first, second and third quarters of 2009, respectively. Since beginning fundraising for CPA®:17 – Global in December 2007, we have raised more than $850 million on its behalf through the date of this Report. We have made a concerted effort to broaden our distribution channels and are beginning to see a greater portion of our fundraising come from multiple channels as a result of these efforts. We expect these trends to continue in 2010.
Net Asset Values of the CPA® REITs
We own shares in the CPA® REITs and earn asset management revenue based on a percentage of average invested assets for each CPA® REIT. As such, we benefit from rising investment values and are negatively impacted when these values decrease. As a result of market conditions deteriorating during 2008, asset values declined across all asset types, and the estimated net asset valuations for CPA®:14, CPA®:15 and CPA®:16 – Global at December 31, 2008 declined as well, which negatively impacted our asset management revenue during 2009. Based on the overall continued weakness in the economy during 2009, we currently expect that estimated net asset valuations for CPA®:14, CPA®:15 and CPA®:16 – Global at December 31, 2009 will be down slightly.
W. P. Carey 2009 10-K — 22

The estimated net asset valuations of the CPA® REITs are based on a number of variables, including individual tenant credits, tenant defaults, lease terms, lending credit spreads, and foreign currency exchange rates, among other variables. We do not control these variables and, as such, cannot predict how these variables will change in the future.
Redemptions and Distributions of the CPA® REITs
During 2008 and 2009, CPA®:14, CPA®:15 and, to a lesser extent, CPA®:16 – Global and CPA®:17 – Global experienced higher levels of share redemptions. The redemption plan for each of the CPA® REITs provides for certain limits on the amount of redemptions, including that redemptions cannot exceed 5% of outstanding shares. As a result of these increased redemption levels, the redemption plans of CPA®:14 and CPA®:15 were either nearing or had reached the 5% limitation, and as a result their boards of directors approved the suspension of their respective redemption plans. These suspensions will remain in effect until the boards of directors of CPA®:14 and CPA®:15, in their discretion, determine to reinstate the redemption plans. In addition, for the fourth quarter of 2009, CPA®:16 – Global and CPA®:17 – Global did not increase their quarterly distribution from the distribution paid in the third quarter. As a result of these events, the CPA® REITs have conserved cash. To date, the CPA® REITs have not experienced conditions that have affected their ability to continue to pay distributions, and we currently anticipate that the CPA® REITs will continue to maintain adequate distribution coverage.
Lease Expirations
We actively manage our own real estate portfolio and begin discussing options with tenants generally three years in advance of the scheduled lease expiration. In certain cases, we obtain lease renewals from our tenants. However, tenants may exercise purchase options rather than renew their leases, while in other cases we may seek replacement tenants or sell the property. As of the date of this Report, a significant amount of the leases in our own portfolio expire between 2010 and 2012. Based on annualized contractual lease revenue, 15% of the leases on our consolidated real estate investments will expire in 2010, 15% will expire in 2011 and 10% will expire in 2012. We currently expect that most of our leases due to expire in 2010 will be renewed by our tenants, on what we believe are generally competitive terms given current market conditions. We expect that the leases will be renewed mostly with the existing tenants, which will allow us to avoid downtime, paying operating costs and paying for tenant improvements in most cases. On the other hand, we expect that a majority of the leases that are being renewed during 2010 will be at rents that are below the tenants’ existing contractual rent. Based on tenant activity during 2009, including lease amendments and early lease renewals, we currently expect lease revenue from our consolidated real estate investments in 2010 to decrease by approximately 7% on an annualized basis. In addition, two of our largest equity investments in real estate based on lease revenue, Carrefour France, SAS and Medica-France, S.A., were renewed early at a combined 19% reduction on an annualized basis. We own a 46% interest in these investments. Lease expirations may also affect the cash flow of certain of the CPA® REITs, particularly CPA®:14 and CPA®:15.
Inflation and Foreign Exchange Rates
Our leases and those of the CPA® REITs generally have rent adjustments based on formulas indexed to changes in the CPI or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. Rent adjustments during 2008 and 2009 have generally benefited from increases in inflation rates during the years prior to the scheduled rent adjustment date. However, we expect that rent increases in our own portfolio and in the CPA® REITs will be significantly lower in coming years as a result of the current historically low inflation rates in the U.S. and the Euro zone.
We have foreign investments and as a result are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. During recent months, the U.S. dollar has not fluctuated significantly against the Euro. To the extent foreign currency exchange rates remain stable, they will have a minimal impact on our financial conditions and results of operations. However, significant shifts in the value of the Euro could have a material impact on our future results and, especially, on the future results and cash flows of the CPA® REITs, which have higher levels of international investments.
The average rate for the U.S. dollar in relation to the Euro strengthened by approximately 5% during 2009 in comparison to 2008, resulting in a modestly negative impact on our results of operations for Euro-denominated investments in the current year. For 2008 as compared with 2007, the average rate for the U.S. dollar in relation to the Euro weakened by approximately 7%, resulting in a modestly positive impact on our results of operations for Euro-denominated investments in 2008 as compared with 2007. Investments denominated in the Euro accounted for approximately 11% of our annualized lease revenues for 2009 and 9% of our annualized lease revenues for both 2008 and 2007, and 29%, 30% and 31% of aggregate lease revenues for the CPA® REITs for 2009, 2008 and 2007, respectively.
W. P. Carey 2009 10-K — 23

W. P. Carey International Transaction
W. P. Carey International LLC (“WPCI”) is a subsidiary company that structures net lease transactions on behalf of the CPA® REITs outside of the U.S. After exercising certain option rights in 2008, two officers of WPCI held interests totaling approximately 23% in WPCI. In December 2009, one of those officers resigned from W. P. Carey, WPCI, and all affiliated entities pursuant to a mutually agreed separation. As part of this separation, we effected the purchase of all of the interests in WPCI and these related entities held by that officer for cash, at a negotiated fair market value of $15.4 million. The remaining officer currently has an approximately 7.7% interest in each of WPCI and the related entities (Note 14).
Carey Storage Activity
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
In connection with this transaction, Carey Storage repaid, in full, the $35.0 million outstanding balance on its secured credit facility at a discount for $28.0 million, terminated the facility, and recognized a gain of $7.0 million on the repayment of this debt, inclusive of the third party’s interest of $4.2 million. The debt repayment was financed with a portion of the proceeds from the exchange of the 60% interest and non-recourse debt with a new lender totaling $25.0 million, which is secured by individual mortgages on, and cross-collateralized by, the thirteen properties in the Self Storage portfolio. The new financing bears interest at a fixed rate of 7% per annum and has a 10 year term with a rate reset after 5 years. The $7.0 million gain recognized on the debt repayment and the third party’s $4.2 million interest in this gain are both reflected in Other income and (expenses) in the consolidated financial statements.
In August 2009, Carey Storage borrowed an additional $3.5 million that is secured by individual mortgages on, and cross-collateralized by, seven properties in the Self Storage portfolio and distributed the proceeds to its profit sharing interest holders. This new loan has an annual fixed interest rate of 7.25% and has a term of 9.6 years with a rate reset after 5 years. As part of this transaction, Carey Storage distributed $1.9 million to its third party investor, which has been reflected as a reduction of the profit sharing obligation.
We reflect our Carey Storage operations in our real estate ownership segment. Costs totaling $1.0 million incurred in structuring the transaction and bringing in a new investor into these operations are reflected in General and administrative expenses in our investment management segment.
How We Evaluate Results of Operations
We evaluate our results of operations with a primary focus on increasing and enhancing the value, quality and amount of assets under management by our investment management segment and seeking to increase value in our real estate ownership segment. We focus our efforts on improving underperforming assets through re-leasing efforts, including negotiation of lease renewals, or selectively selling assets in order to increase value in our real estate portfolio. The ability to increase assets under management by structuring investments on behalf of the CPA® REITs is affected, among other things, by the CPA® REITs’ ability to raise capital and our ability to identify and consummate appropriate investments and financing.
Our evaluation of operating results includes our ability to generate necessary cash flow in order to fund distributions to our shareholders. As a result, our assessment of operating results gives less emphasis to the effects of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flows, and to other non-cash charges such as depreciation and impairment charges. We do not consider unrealized gains and losses resulting from short-term foreign currency fluctuations when evaluating our ability to fund distributions. Our evaluation of our potential for generating cash flow includes an assessment of the long-term sustainability of both our real estate portfolio and the assets we manage on behalf of the CPA® REITs.
We consider cash flows from operating activities, cash flows from investing activities, cash flows from financing activities and certain non-GAAP performance metrics to be important measures in the evaluation of our results of operations, liquidity and capital resources. Cash flows from operating activities are sourced primarily by revenues earned from structuring investments and providing asset-based management services on behalf of the CPA® REITs we manage and long-term lease contracts from our real estate ownership. Our evaluation of the amount and expected fluctuation of cash flows from operating activities is essential in evaluating our ability to fund operating expenses, service debt and fund distributions to shareholders.
We consider cash flows from operating activities plus cash distributions from equity investments in real estate and CPA® REITs in excess of equity income as a supplemental measure of liquidity in evaluating our ability to sustain distributions to shareholders. We consider this measure useful as a supplemental measure to the extent the source of distributions in excess of equity income is the result of non-cash charges, such as depreciation and amortization, because it allows us to evaluate the cash flows from consolidated and unconsolidated investments in a comparable manner. In deriving this measure, we exclude cash distributions from equity investments in real estate and CPA® REITs that are sourced from sales of equity investee’s assets or refinancing of debt because they are deemed to be returns of investment.
W. P. Carey 2009 10-K — 24

We focus on measures of cash flows from investing activities and cash flows from financing activities in our evaluation of our capital resources. Investing activities typically consist of the acquisition or disposition of investments in real property and the funding of capital expenditures with respect to real properties. Financing activities primarily consist of the payment of distributions to shareholders, borrowings and repayments under our lines of credit and the payment of mortgage principal amortization.
Results of Operations
A summary of comparative results of these business segments is as follows:
Investment Management (in thousands)

	Years ended December 31,
	2009	2008	Change	2008	2007	Change
Revenues
Asset management revenue	$76,621	$80,714	$(4,093)	$80,714	$83,051	$(2,337)
Structuring revenue	23,273	20,236	3,037	20,236	78,175	(57,939)
Wholesaling revenue	6,550	5,129	1,421	5,129	27	5,102
Reimbursed costs from affiliates	48,715	41,179	7,536	41,179	13,782	27,397

	155,159	147,258	7,901	147,258	175,035	(27,777)

Operating Expenses
General and administrative	(57,638)	(55,508)	(2,130)	(55,508)	(54,592)	(916)
Reimbursable costs	(48,715)	(41,179)	(7,536)	(41,179)	(13,782)	(27,397)
Depreciation and amortization	(3,807)	(4,515)	708	(4,515)	(4,179)	(336)
Provision for settlement	—	—	—	—	(29,979)	29,979

	(110,160)	(101,202)	(8,958)	(101,202)	(102,532)	1,330

Other Income and Expenses
Other interest income	1,538	2,261	(723)	2,261	6,031	(3,770)
(Loss) income from equity investments in CPA® REITs	(340)	6,211	(6,551)	6,211	11,166	(4,955)
Other income and (expenses)	4,059	1,850	2,209	1,850	—	1,850

	5,257	10,322	(5,065)	10,322	17,197	(6,875)

Income from continuing operations before income taxes	50,256	56,378	(6,122)	56,378	89,700	(33,322)
Provision for income taxes	(21,038)	(22,432)	1,394	(22,432)	(50,158)	27,726

Net income from investment management	29,218	33,946	(4,728)	33,946	39,542	(5,596)
Add: Net loss attributable to noncontrolling interests	2,374	2,420	(46)	2,420	2,022	398
Less: Net income attributable to redeemable noncontrolling interests	(2,258)	(1,508)	(750)	(1,508)	(4,756)	3,248

Net income from investment management attributable to W. P. Carey members	$29,334	$34,858	$(5,524)	$34,858	$36,808	$(1,950)

Asset Management Revenue
We earn asset-based management and performance revenue from the CPA® REITs based on the value of their real estate-related assets under management. This asset management revenue may increase or decrease depending upon (i) increases in the CPA® REIT asset bases as a result of new investments; (ii) decreases in the CPA® REIT asset bases as a result of sales of investments; (iii) increases or decreases in the annual estimated net asset valuations of CPA® REIT investment portfolios; (iv) increases or decreases in distributions of available cash (for CPA®:17 – Global only); and (v) whether the CPA® REITs are meeting their performance criteria. The availability of funds for new investments is substantially dependent on our ability to raise funds for investment by the CPA® REITs.
W. P. Carey 2009 10-K — 25

2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, asset management revenue decreased by $4.1 million, primarily due to declines in the annual estimated net asset valuations of CPA® REIT funds as described below.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, asset management revenue decreased by $2.3 million. This decrease was primarily due to performance revenue totaling $19.0 million (including previously deferred performance revenue totaling $11.9 million) recognized in 2007 as a result of CPA®:16 – Global meeting its performance criterion in June of that year, compared to $12.0 million earned in 2008. This decrease was partially offset by increases in asset management revenue during 2008 resulting from higher investment volume as well as increases in the annual estimated net asset valuations of CPA®:14 and CPA®:15 in that year compared to 2007 as described below.
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

	Years ended December 31,
	2008	2007	2006
CPA®:14	$13.00	$14.50	$13.20
CPA®:15	11.50	12.20	11.40
CPA®:16 – Global	9.80	10.00	10.00
Structuring Revenue
We earn structuring revenue when we structure and negotiate investments and debt placement transactions for the CPA® REITs. Structuring revenue is dependent on investment activity, which is subject to significant period-to-period variation. Investment volume on behalf of the CPA® REITs for the past three years was $507.7 million in 2009, $457.3 million in 2008 and $1.1 billion in 2007.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, structuring revenue increased by $3.0 million primarily due to higher investment volume in 2009 compared to 2008. In addition, investment volume for 2008 included the acquisition of $20.0 million of CMBS on behalf of CPA®:17 – Global, for which we earned structuring revenues of 1% compared to an average of 4.5% that we generally earn for structuring long-term net lease investments on behalf of the CPA® REITs.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, structuring revenue decreased by $57.9 million. This decrease was primarily the result of the recognition in 2007 of $42.4 million of previously deferred structuring revenue from CPA®:16 – Global meeting its performance criterion in June of that year as well as a significant decrease in investment volume in 2008 compared to 2007. Investment volume for 2008 included the acquisition of $20.0 million of CMBS as described above.
Wholesaling Revenue
We earn wholesaling revenue based on the number of shares sold in connection with CPA®:17 – Global’s initial public offering, which commenced in December 2007. Wholesaling revenue earned is substantially offset by underwriting costs incurred in connection with the offering, which are included in general and administrative expenses.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, wholesaling revenue increased by $1.4 million primarily due to an increase in the number of shares sold related to CPA®:17 – Global’s initial public offering in 2009 compared to 2008. As described in Current Trends — Fundraising above, we have broadened our distribution channels and have experienced stronger fundraising results in 2009.
2008 vs. 2007 — For the year ended December 31, 2008, we earned wholesaling revenue of $5.1 million in connection with CPA®:17 – Global’s initial pubic offering, which commenced in December 2007.
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
W. P. Carey 2009 10-K — 26

2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, reimbursed and reimbursable costs increased by $7.5 million, primarily due to higher level of commissions paid to broker-dealers related to CPA®:17 – Global’s initial public offering as funds raised in 2009 where higher than in 2008.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, reimbursed and reimbursable costs increased by $27.4 million, primarily due to broker-dealer commissions related to CPA®:17 – Global’s initial public offering, which commenced in December 2007.
General and Administrative
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, general and administrative expenses increased by $2.1 million, primarily due to increases in compensation-related costs of $4.8 million and underwriting costs of $1.2 million. These increases were partially offset by decreases in professional fees of $2.9 million and business development costs of $1.4 million.
Compensation-related costs were higher in 2009 due to several factors, including an increase of $2.3 million in the amortization of stock-based compensation to key officers and directors, which reflected two years of grants under a new long-term incentive program initiated in 2008 (the “LTIP”), and a $1.7 million increase in bonuses resulting primarily from higher investment volume in 2009. Underwriting costs represent costs incurred in connection with CPA®:17 – Global’s initial public offering. The increased underwriting costs in 2009 were offset by higher wholesaling revenue, which we earn based on the number of shares of CPA®:17 – Global sold. Professional fees primarily represent auditing, tax, legal and consulting services. Professional fees overall were lower in 2009 primarily due to the write off in 2008 of previously capitalized offering costs totaling $1.6 million related to a potential offering of Carey Watermark (Note 2) and fees incurred in 2008 in connection with the SEC Settlement and the opening of our asset management office in Amsterdam. These decreases in professional fees were partially offset by transaction-related costs of $1.0 million incurred in connection with the Carey Storage transaction during 2009 (Note 4).
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, general and administrative expenses increased by $0.9 million, primarily due to increases in underwriting costs of $4.8 million, professional fees of $3.1 million and business development fees of $1.7 million, which were substantially offset by decreases in compensation-related costs of $8.4 million.
Underwriting costs increased in 2008, as CPA®:17 – Global’s initial public offering commenced in December 2007. Professional fees for 2008, which included the write-off of offering expenses totaling $1.6 million described above, also reflected higher fees incurred in connection with our international operations, particularly relating to the opening of our asset management office in Amsterdam. The increase in business development costs also related primarily to our international operations.
Compensation-related costs were significantly higher in 2007, primarily due to CPA®:16 – Global achieving its performance criterion in June 2007 as well as higher investment volume in 2007. As a result of CPA®:16 – Global achieving its performance criterion, we recognized $6.6 million of previously deferred compensation costs in 2007. In addition, bonuses decreased by $6.3 million in 2008 compared to 2007, primarily due to relatively lower investment volume in 2008 and a reduction in the bonus level for 2008 implemented in response to the deterioration in economic conditions during 2008. These decreases were partially offset by increases in compensation-related costs totaling $4.5 million, primarily from an increase of $1.7 million in the amortization of stock-based compensation to key officers in connection with the initial grants under the LTIP as well as an increase in headcount during 2008 and severance costs.
Provision for Settlement
In March 2008, we entered into a settlement with the SEC with respect to all matters relating to a previously disclosed investigation. In connection with the SEC Settlement, we made payments of $20.0 million, including interest, to certain of our managed REITs and paid a $10.0 million civil penalty. In anticipation of this settlement, we took a charge of $30.0 million in the fourth quarter of 2007 (Note 9).
Other Interest Income
Other interest income is primarily comprised of interest earned on deferred structuring revenue due from the CPA® REITs.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, other interest income decreased by $0.7 million, primarily due to a decrease in deferred structuring revenue as a result of installment payments made by the CPA® REITs.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, other interest income decreased by $3.8 million, primarily due to the recognition of the $2.3 million of interest income earned on deferred structuring revenue from CPA®:16 – Global in 2007 as a result of achieving its performance criterion that year, as well as a decrease in investment volume in 2008 compared to 2007.
W. P. Carey 2009 10-K — 27

(Loss) income from Equity Investments in CPA® REITs
Income or loss from equity investments in CPA® REITs represents our proportionate share of net income or loss (revenues less expenses) from our investments in the CPA® REITs in which, because of the shares we elect to receive from them for revenue due to us, we have a noncontrolling interest but exercise significant influence. The net income of the CPA® REITs fluctuates based on the timing of transactions, such as new leases and property sales, as well as the level of impairment charges.
2009 vs. 2008— For the year ended December 31, 2009, loss from equity investments in the CPA® REITs was $0.3 million, compared to income of $6.2 million in 2008, primarily due to higher impairment charges recognized by the CPA® REITs, which are estimated to total approximately $170 million in 2009, compared to $40.4 million in 2008. In addition, the CPA® REITs recognized income totaling $20.0 million during 2008 related to the SEC Settlement. These factors were partially offset by an increase in net gains on sales of properties totaling $25.8 million recognized by the CPA® REITs in 2009 over 2008.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, income from equity investments in CPA® REITs decreased by $5.0 million, primarily due to the recognition of out-of-period adjustments totaling $3.5 million during 2007 (Note 2) and impairment charges recognized by the CPA® REITs during 2008, which increased by $32.0 million from $8.4 million recognized in 2007.
Other Income and (Expenses)
2009 — During 2009, we recognized other income of $4.1 million primarily related to a settlement of a dispute with a vendor regarding certain fees we paid in prior years for services they performed. Under the terms of the settlement agreement, we received cash of $2.0 million in the fourth quarter of 2009, with the remaining $2.0 million payable in either discounts on future services or, if the amount of services is insufficient, cash over the next four years.
2008 — We recognized a gain of $1.8 million during 2008 related to an insurance reimbursement of certain professional services costs incurred in connection with the now settled SEC investigation.
Provision for Income Taxes
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, our provision for income taxes decreased by $1.4 million, primarily due to a reduction in income from continuing operations before income taxes.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, our provision for income taxes decreased by $27.7 million. Income from continuing operations before income taxes also decreased by a similar amount in 2008. The decrease was due to several factors, including international asset management revenue being taxed in a foreign jurisdiction beginning in the third quarter of 2008 and reductions in both tax-generating intercompany transactions and the amount of shares in the CPA® REITs that we hold in taxable subsidiaries. In addition, our provision for income taxes for the year ended December 31, 2007 included taxes on asset management revenue and structuring revenue recognized as a result of CPA®:16 – Global achieving its performance criterion that year.
Net Income from Investment Management Attributable to W. P. Carey Members
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, the resulting net income from investment management attributable to W. P. Carey members decreased by $5.5 million.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, the resulting net income from investment management attributable to W. P. Carey members decreased by $2.0 million.
W. P. Carey 2009 10-K — 28

Real Estate Ownership (in thousands)

	Years ended December 31,
	2009	2008	Change	2008	2007	Change
Revenues
Lease revenues	$65,493	$70,696	$(5,203)	$70,696	$70,207	$489
Other real estate income	15,224	20,670	(5,446)	20,670	12,714	7,956

	80,717	91,366	(10,649)	91,366	82,921	8,445

Operating Expenses
Depreciation and amortization	(19,817)	(19,913)	96	(19,913)	(20,068)	155
Property expenses	(8,128)	(7,259)	(869)	(7,259)	(5,908)	(1,351)
General and administrative	(4,977)	(7,082)	2,105	(7,082)	(7,254)	172
Other real estate expenses	(7,308)	(8,196)	888	(8,196)	(7,690)	(506)
Impairment charges	(9,525)	(473)	(9,052)	(473)	(420)	(53)

	(49,755)	(42,923)	(6,832)	(42,923)	(41,340)	(1,583)

Other Income and Expenses
Other interest income	176	623	(447)	623	811	(188)
Income from equity investments in real estate	13,765	7,987	5,778	7,987	7,191	796
Gain on sale of investment in direct financing lease	—	1,103	(1,103)	1,103	—	1,103
Other income and (expenses)	3,258	(406)	3,664	(406)	3,114	(3,520)
Interest expense	(15,189)	(18,858)	3,669	(18,858)	(20,266)	1,408

	2,010	(9,551)	11,561	(9,551)	(9,150)	(401)

Income from continuing operations before income taxes	32,972	38,892	(5,920)	38,892	32,431	6,461
Provision for income taxes	(1,755)	(1,089)	(666)	(1,089)	(1,581)	492

Income from continuing operations	31,217	37,803	(6,586)	37,803	30,850	6,953
Income from discontinued operations	10,133	6,856	3,277	6,856	18,397	(11,541)

Net income from real estate ownership	41,350	44,659	(3,309)	44,659	49,247	(4,588)
Less: Net income attributable to noncontrolling interests	(1,661)	(1,470)	(191)	(1,470)	(6,803)	5,333

Net income from real estate ownership attributable to W. P. Carey members	$39,689	$43,189	$(3,500)	$43,189	$42,444	$745

Our evaluation of the sources of lease revenues is as follows (in thousands):

	Years ended December 31,
	2009	2008	2007
Rental income	$54,874	$59,768	$58,486
Interest income from direct financing leases	10,619	10,928	11,721

	$65,493	$70,696	$70,207

W. P. Carey 2009 10-K — 29

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Years ended December 31,
Lessee	2009	2008	2007
Bouygues Telecom, S.A. (a) (b) (c)	$6,410	$6,215	$5,529
CheckFree Holdings, Inc. (b)	4,964	4,829	4,711
The American Bottling Company	4,591	4,563	4,501
Titan Corporation	2,912	2,912	2,912
Orbital Sciences Corporation	2,771	2,939	3,023
AutoZone, Inc.	2,228	2,210	2,058
Lucent Technologies, Inc.	1,995	1,995	1,876
Sybron Dental Specialties Inc. (d)	1,953	1,770	1,770
Quebecor Printing, Inc.	1,919	1,941	1,941
Unisource Worldwide, Inc.	1,668	1,678	1,686
BellSouth Telecommunications, Inc.	1,617	1,711	1,771
Werner Corporation	1,614	1,625	1,627
BE Aerospace, Inc.	1,580	1,580	1,580
Eagle Hardware & Garden, a subsidiary of Lowe’s Companies (e)	1,574	1,486	1,680
CSS Industries, Inc.	1,570	1,570	1,570
Career Education Corporation	1,502	1,502	1,502
Enviro Works, Inc.	1,426	1,421	1,350
Sprint Spectrum, L.P.	1,425	1,425	1,425
AT&T Corporation	1,259	1,259	1,259
Omnicom Group Inc.	1,251	1,251	1,251
United States Postal Service	1,225	1,182	1,179
Other (a)	18,039	23,632	24,006

	$65,493	$70,696	$70,207

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	These revenues are generated in consolidated ventures, generally with our affiliates, and include lease revenues applicable to noncontrolling interests totaling $3.7 million, $3.6 million and $3.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(c)	Increase in 2008 was due to CPI-based (or equivalent) rent increase.

(d)	Increase in 2009 was due to CPI-based (or equivalent) rent increase.

(e)	Revenue amounts are subject to fluctuations in percentage rents.
W. P. Carey 2009 10-K — 30

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these ventures. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (dollars in thousands):

	Ownership
	Interest at	Years ended December 31,
Lessee	December 31, 2009	2009	2008	2007
The New York Times Company (a)	18%	$21,751	$—	$—
Carrefour France, SAS (b) (c)	46%	21,481	21,387	19,061
Federal Express Corporation	40%	7,319	6,967	6,892
Medica — France, S.A. (b) (d)	46%	6,917	7,169	6,348
Schuler A.G. (b) (e)	33%	6,568	6,802	1,808
Information Resources, Inc.	33%	4,973	4,972	4,972
Amylin Pharmaceuticals, Inc.	50%	3,635	3,343	3,343
Hologic, Inc.	36%	3,387	3,317	3,212
Consolidated Systems, Inc.	60%	1,831	1,831	1,810
U. S. Airways Group, Inc. (f)	75%	1,658	—	—
Childtime Childcare, Inc.	34%	1,332	1,248	1,280
The Retail Distribution Group (g)	40%	1,020	808	808

		$81,872	$57,844	$49,534

(a)	We acquired our interest in this investment in March 2009.

(b)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(c)	Increase in 2008 was due to CPI-based (or equivalent) rent increase.

(d)	Our interest was increased to 46% from 35% in September 2007 as a result of a restructuring of ownership interests with an affiliate.

(e)	We acquired our interest in this venture in December 2007.

(f)	In the third quarter of 2009, we recorded an adjustment to record this entity on the equity method. This entity had previously been accounted for under a proportionate consolidation method (Note 2). During 2008 and 2007, this entity recorded lease revenue of $3.1 million and $2.8 million, respectively.

(g)	Increase in 2009 was due to CPI-based (or equivalent) rent increase.
The above table does not reflect our share of interest income from our 5% interest in a venture that acquired a note receivable in April 2007. The venture recognized interest income of $27.1 million, $37.2 million and $25.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. This amount represents total amount attributable to the entire venture, not our proportionate share, and is subject to fluctuations in the exchange rate of the Euro.
Lease Revenues
Our net leases generally have rent adjustments based on formulas indexed to changes in the CPI or other similar indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are intended to increase lease revenues in the future. We own international investments, and therefore lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, lease revenues decreased by $5.2 million, primarily due to the impact of recent activity, including lease restructurings, lease expirations and property sales, which resulted in a reduction to lease revenues of $3.4 million. In addition, the reclassification of a property to an equity investment in real estate in 2009 (see footnote (f) in the lease revenue from equity investments in real estate table above) resulted in a decrease of $3.1 million to lease revenues. These decreases were partially offset by scheduled rent increases at several properties totaling $1.6 million.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, lease revenues increased by $0.5 million. Rent increases at several properties totaling $1.9 million and lease revenue from an investment entered into during December 2007 totaling $1.0 million were substantially offset by the impact of property sales and lease expirations totaling $2.6 million.
W. P. Carey 2009 10-K — 31

Other Real Estate Income
Other real estate income generally consists of revenue from Carey Storage, a subsidiary that invests in domestic self-storage properties (see Part I, Item I, Business – Investment Management - Self-Storage Investments), and Livho, a subsidiary that operates a Radisson hotel franchise in Livonia, Michigan. Other real estate income also includes lease termination payments and other non-rent related revenues from real estate ownership including, but not limited to, settlements of claims against former lessees. We receive settlements in the ordinary course of business; however, the timing and amount of settlements cannot always be estimated.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, other real estate income decreased by $5.4 million, primarily due to lower lease termination income recognized in the current year. In October 2008, we terminated the lease on a domestic property in exchange for termination fees totaling $7.5 million, partially offset by the write-off of certain intangible assets totaling $1.0 million. Increases in reimbursable tenant costs, which are recorded as both revenue and expense and therefore have no impact on net income, were substantially offset by a reduction in income from Livho, whose operations have been impacted by the recent financial crisis.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, other real estate income increased by $8.0 million, primarily due to the $6.5 million gain recognized on a lease termination in 2008 as described above. In addition, income from seven properties that Carey Storage acquired in 2007 also contributed $1.1 million of the increase.
Property Expenses
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, property expenses increased by $0.9 million primarily due to increases in reimbursable tenant costs.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, property expenses increased by $1.4 million, primarily due to increases in other property-related expenses, including professional services, insurance and utilities, totaling $0.9 million.
General and Administrative
General and administrative expenses were $5.0 million, $7.1 million and $7.3 million in 2009, 2008 and 2007, respectively. The $2.1 million decrease in general and administrative expenses for the year ended December 31, 2009 as compared to 2008 was primarily due to decreases in professional expenses of $1.1 million and business development costs of $0.5 million. Professional fees include auditing, consulting and legal services associated with our real estate ownership. Professional fees in 2008 reflected costs incurred in connection with opening our asset management office in Amsterdam.
Impairment Charges
For the years ended December 31, 2009, 2008 and 2007, we recorded impairment charges related to our continuing real estate ownership operations totaling $9.5 million, $0.5 million and $0.4 million, respectively. The table below summarizes the impairment charges recorded for the past three fiscal years for both continuing and discontinued operations (in thousands):

Property	2009	2008	2007	Reason
Lafayette, Louisiana	$3,138	$—	$—	Decline in estimated fair market value of the property
College Station, Texas	1,990	—	—	Decline in estimated fair market value of the property
Various properties	1,781	—	420	Decline in estimated fair market value of the properties
Various properties	2,616	473	—	Decline in unguaranteed residual value of properties

Impairment charges from continuing operations	$9,525	$473	$420

Walbridge, Ohio	$—	$—	$2,317	Property sold for less than carrying value
Various properties	899	538	597	Properties sold for less than carrying value

Impairment charges from discontinued operations	$899	$538	$2,914

W. P. Carey 2009 10-K — 32

Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have a noncontrolling interest but exercise significant influence.
2009 vs. 2008— For the year ended December 31, 2009 as compared to 2008, income from equity investments in real estate increased by $5.8 million, primarily due to our investment in The New York Times transaction in March 2009, which contributed income of $3.5 million in 2009. In addition, during 2009 we recorded income of $1.6 million from an equity investment that had previously been accounted for under a proportionate consolidation method (Note 2).
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, income from equity investments in real estate increased by $0.8 million. The full year impact of our investment in the Schuler A.G. venture (purchased in December 2007) contributed equity income of $2.1 million in 2008, while changes in depreciation / amortization schedules for certain equity investments beginning in the third quarter of 2007 contributed an additional $1.7 million in 2008 (Note 2). These increases were partially offset by a decrease of $2.7 million in 2008 in our Amylin Pharmaceuticals Inc. venture primarily as a result of this venture’s refinancing in June 2007 of an existing $2.5 million mortgage with new financing totaling $35.4 million based on the appraised value of the real estate of the venture.
Gain on Sale of Investment in Direct Financing Lease
During the year ended December 31, 2008, we sold our investment in a direct financing lease for $5.0 million, net of selling costs, and recognized a net gain on sale of $1.1 million.
Other Income and (Expenses)
2009 vs. 2008 — For the year ended December 31, 2009, we recognized other income of $3.3 million, compared to other expenses of $0.4 million in 2008. The other income in 2009 was primarily comprised of the $7.0 million gain recognized by our subsidiary, Carey Storage, on the repayment of its $35.0 million outstanding balance on its secured credit facility for $28.0 million in January 2009. This gain was partially offset by a third party investor’s profit sharing interest in the gain totaling $4.2 million (Note 4). The other expenses in 2008 were primarily due to foreign currency transactions as described below. Fluctuations in foreign currency exchange rates did not have a significant impact in 2009.
2008 vs. 2007 — For the year ended December 31, 2008, we recognized other expenses of $0.4 million, as compared to other income of $3.1 million in 2007. As a result of the strengthening of the U.S. dollar against the Euro in the second half of 2008, we reflected cumulative unrealized currency losses of $2.4 million during 2008 due to changes in foreign currency exchange rates on notes receivable from international subsidiaries. In addition, we incurred a loss of $0.2 million in connection with the write off of certain warrants. These losses were substantially offset by realized foreign currency transaction gains of $2.3 million recognized in 2008 in connection with the repatriation of cash held in foreign accounts. The gains recognized in 2007 were primarily due to foreign currency translation gains. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. During 2007, the average rate for the U.S. dollar in relation to the Euro was considerably weaker than during the prior year, and as a result, we experienced a positive impact on our results of foreign operations.
Interest Expense
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, interest expense decreased by $3.7 million, primarily due to a decrease of $1.8 million resulting from Carey Storage’s repayment of its $35.0 million outstanding balance on its secured credit facility in January 2009. In addition, interest expense on our line of credit decreased by $1.1 million compared to 2008, primarily due to a lower average annual interest rate, partially offset by a higher average outstanding balance during 2009. The weighted average annual interest rate on advances on the line of credit at December 31, 2009 was 1.3%, compared to 2.6% at December 31, 2008. An out-of-period adjustment as described in Note 2 also resulted in reduction of $1.1 million in interest expense for 2009.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, interest expense decreased by $1.4 million, primarily due to decreases of $0.8 million resulting from the pay-off of two mortgages in 2007, $0.6 million from a lower average annual interest rate on Carey Storage’s secured credit facility and $0.5 million resulting from scheduled principal payments. These decreases were partially offset by an increase of $0.5 million in interest expense incurred on our line of credit, which had a higher average outstanding balance during 2008 than in 2007. The higher average outstanding balance was primarily attributable to payments in March 2008 totaling $30.0 million in connection with the SEC Settlement as well as to the repurchase of shares in connection with our share repurchase programs.
W. P. Carey 2009 10-K — 33

Discontinued Operations
2009 — For the year ended December 31, 2009, we earned income from discontinued operations of $10.1 million. During 2009, we sold five domestic properties and recognized a net gain of $7.7 million. Income generated from the operations of discontinued properties of $3.3 million was partially offset by impairment charges totaling $0.9 million.
2008 — For the year ended December 31, 2008, we earned income from discontinued operations of $6.9 million, which primarily consisted of proceeds received from a former tenant in payment of a $3.8 million legal judgment in our favor and income generated from the operations of discontinued properties of $3.6 million, partially offset by a $0.5 million impairment charge.
2007 — For the year ended December 31, 2007, we earned income from discontinued operations of $18.4 million. During 2007, we sold several properties and recognized a net gain of $15.5 million and lease termination revenue of $1.9 million in connection with these transactions. Income generated from the operations of discontinued properties were partially offset by the recognition of impairment charges on several properties totaling $2.9 million. These amounts do not include noncontrolling interest in income totaling $5.4 million.
Impairment charges for 2009, 2008 and 2007 are described in Impairment Charges above.
Net Income from Real Estate Ownership Attributable to W. P. Carey Members
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, the resulting net income from real estate ownership attributable to W. P. Carey members decreased by $3.5 million.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, the resulting net income from real estate ownership attributable to W. P. Carey members increased by $0.7 million.
Financial Condition
Sources and Uses of Cash during the Year
Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the nature and timing of receipts of transaction-related and performance revenue, the performance of the CPA® REITs relative to their performance criteria, the timing of purchases and sales of real estate, timing of proceeds from non-recourse mortgage loans and receipt of lease revenue, the timing and characterization of distributions from equity investments in real estate and the CPA® REITs, the timing of certain payments, and the receipt of the annual installment of deferred acquisition revenue and interest thereon in the first quarter from certain of the CPA® REITs. Despite this fluctuation, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans, unused capacity on our line of credit and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the year are described below.
Operating Activities
During 2009, we used our cash flow from operations, along with distributions from our equity investments in real estate and the CPA® REITs, to fund distributions to our shareholders, and we used existing cash resources and borrowings under our line of credit to make purchases of common stock under a share repurchase program that ended in March 2009.
During 2009, we received revenue of $37.1 million in cash from providing asset-based management services to the CPA® REITs. This amount does not include revenue received from the CPA® REITs in the form of shares of their restricted common stock rather than cash (see below). We also received revenue of $13.1 million in connection with structuring investments and debt refinancing on behalf of the CPA® REITs. In January 2009, we received $21.8 million related to the annual installment of deferred acquisition revenue from CPA®:14, CPA®:15 and CPA®:16 – Global, including interest. We receive deferred structuring revenue from CPA®:17 – Global on a quarterly basis, of which $3.4 million was received during 2009. In January 2010, we received $13.7 million related to the annual installment of deferred acquisition revenue from CPA®:14, CPA®:15 and CPA®:16 – Global, including interest.
In 2009, we elected to receive all performance revenue from CPA®:16 – Global as well as asset management revenue from CPA®:17 – Global in restricted shares of their common stock rather than cash. However, for CPA®:14 and CPA®:15, we elected to receive 80% of all performance revenue in their restricted shares, with the remaining 20% payable in cash. For 2010, we have elected to continue to receive all performance revenue from CPA®:16 – Global as well as all asset management revenue from CPA®:17 – Global and 80% of CPA®:14 and CPA®:15’s performance revenue in restricted shares.
W. P. Carey 2009 10-K — 34

During 2009, our real estate ownership provided cash flows (contractual lease revenues, net of property-level debt service) of approximately $50.1 million.
Investing Activities
Our investing activities are generally comprised of real estate transactions (purchases and sales) and capitalized property-related costs. During 2009, we used $39.6 million to finance our portion of The New York Times transaction and $7.8 million to make capital improvements to existing properties. Cash inflows during the year included proceeds from the sale of five domestic properties totaling $43.5 million, proceeds from Carey Storage’s transfer of a 60% interest in its self storage portfolio for $21.9 million and distributions from equity investments in real estate and the CPA® REITs in excess of equity income of $39.1 million, inclusive of distributions of $21.2 million received from The New York Times venture in connection with its mortgage financing. In connection with an exchange transaction under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”), proceeds of $36.1 million from a property sale were placed into escrow for purchases of properties in 2010. See Subsequent Event below.
Based on current distribution rates and our current investment in the CPA® REITs, our annual distributions from the CPA® REITs for 2010 are projected to be approximately $15.7 million.
Financing Activities
During 2009, we paid distributions to shareholders, noncontrolling interests and profit sharing interest totaling $89.8 million and paid scheduled mortgage principal installments of $9.5 million. We also used $15.4 million to purchase certain interests in WPCI and related entities from a noncontrolling investor (Note 14). We refinanced a maturing non-recourse mortgage loan of $11.9 million with new non-recourse mortgage financing of $14.0 million that is scheduled to mature in 2019. Borrowings under our line of credit increased overall by $30.0 million since December 31, 2008 and were comprised of gross borrowings of $150.5 million and repayments of $120.5 million. Borrowings under our line of credit were used for several purposes, including to finance our portion of The New York Times transaction in March 2009, which was partially repaid when we obtained secured financing for The New York Times property in August 2009. In January 2009, Carey Storage repaid, in full, the $35.0 million outstanding balance on its secured credit facility at a discount for $28.0 million and terminated the facility. In connection with this loan repayment, Carey Storage obtained non-recourse mortgage loans totaling $28.5 million that are secured by individual mortgages on the self storage properties in the Carey Storage portfolio. In connection with our share repurchase programs, we repurchased shares totaling $10.7 million during 2009, with the most recent program ended in March 2009.
Summary of Financing
The table below summarizes our non-recourse long-term debt and credit facilities (dollars in thousands):

	December 31,
	2009	2008
Balance
Fixed rate	$147,060	$169,425
Variable rate (a)	179,270	157,449

	$326,330	$326,874

Percent of total debt
Fixed rate	45%	52%
Variable rate (a)	55%	48%

	100%	100%

Weighted average interest rate at end of year
Fixed rate	6.2%	6.3%
Variable rate (a)	2.9%	3.3%

(a)	Variable rate debt at December 31, 2009 included (i) $111.0 million outstanding under our line of credit, (ii) $9.3 million that has been effectively converted to a fixed rate through an interest rate swap derivative instrument and (iii) $54.0 million in mortgage obligations that bore interest at fixed rates but which have interest rate reset features that may change the interest rates to then-prevailing market fixed rates (subject to specified caps) at certain points during their term. No interest rate resets or expirations of interest rate swaps are scheduled to occur in 2010.
W. P. Carey 2009 10-K — 35

Cash Resources
At December 31, 2009, our cash resources consisted of the following:
•	Cash and cash equivalents totaling $18.5 million. Of this amount, $5.6 million, at then current exchange rates, was held in foreign bank accounts, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;
•	A line of credit with unused capacity of $139.0 million, all of which is available to us and which may also be used to loan funds to our affiliates. Our lender has issued letters of credit totaling $7.0 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under this facility; and
•	We also had unleveraged properties that had an aggregate carrying value of $223.3 million, although given the current economic environment, there can be no assurance that we would be able to obtain financing for these properties.
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

	December 31, 2009		December 31, 2008
	Outstanding	Maximum	Outstanding	Maximum
	Balance	Available	Balance	Available
Line of credit	$111,000	$250,000	$81,000	$250,000
Secured credit facility	N/A	N/A	35,009	35,009

	$111,000	$250,000	$116,009	$285,009

Line of credit
We have a $250.0 million unsecured revolving line of credit, that is scheduled to mature in June 2011. Pursuant to its terms, the line of credit can be increased up to $300.0 million at the discretion of the lenders and, at our discretion, can be extended for an additional year subject to satisfying certain conditions and the payment of an extension fee equal to 0.125% of the total commitments under the facility at that time.
The line of credit provides for an annual interest rate, at our election, of either (i) LIBOR plus a spread that ranges from 75 to 120 basis points depending on our leverage or (ii) the greater of the lender’s prime rate and the Federal Funds Effective Rate plus 50 basis points. At December 31, 2009, the average interest rate on advances on the line of credit was 1.3%. In addition, we pay an annual fee ranging between 12.5 and 20 basis points of the unused portion of the line of credit, depending on our leverage ratio. Based on our leverage ratio at December 31, 2009, we pay interest at LIBOR plus 75 basis points and pay 12.5 basis points on the unused portion of the line of credit. The line of credit has financial covenants that among other things require us to maintain a minimum equity value, restrict the amount of distributions we can pay and requires us to meet or exceed certain operating and coverage ratios. We were in compliance with these covenants at December 31, 2009.
Secured credit facility
Carey Storage had a credit facility for up to $105.0 million that provided for advances through March 8, 2008, after which no additional borrowings were available. The credit facility itself was scheduled to expire in December 2008; however, pursuant to its terms, in December 2008 we exercised an option to extend the maturity date of the credit facility for an additional year on substantially the same terms. In January 2009, Carey Storage repaid, in full, the $35.0 million outstanding under this credit facility at a discount for $28.0 million and terminated the facility (See Carey Storage Activity above).
Cash Requirements
During 2010, we expect that cash payments will include paying distributions to shareholders and to our affiliates who hold noncontrolling interests in entities we control and making scheduled mortgage principal payments, including mortgage balloon payments totaling $11.6 million, as well as other normal recurring operating expenses. In January 2010, we made a balloon payment of $2.2 million for a maturing mortgage loan.
We expect to fund future investments, any capital expenditures on existing properties and scheduled debt maturities on non-recourse mortgage loans through use of our cash reserves or unused amounts on our line of credit.
W. P. Carey 2009 10-K — 36

Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and contractual obligations at December 31, 2009 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands).

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 years
Non-recourse debt — Principal	$215,330	$19,124	$63,363	$11,077	$121,766
Line of credit — Principal	111,000	—	111,000	—	—
Interest on borrowings (a)	67,263	13,841	21,139	15,265	17,018
Operating and other lease commitments (b)	28,099	3,140	6,335	6,341	12,283
Property improvements (c)	206	206	—	—	—
Other commitments (d)	148	148	—	—	—

	$422,046	$36,459	$201,837	$32,683	$151,067

(a)	Interest on un-hedged variable rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at December 31, 2009.

(b)	Operating and other lease commitments consist primarily of the total minimum rents payable on the lease for our principal offices. We are reimbursed by affiliates for their share of the future minimum rents under an office cost-sharing agreement. These amounts are allocated among the entities based on gross revenues and are adjusted quarterly. The table above excludes the rental obligation under a ground lease of a venture in which we own a 46% interest. This obligation totals approximately $3.1 million over the lease term through January 2063.

(c)	Represents remaining commitments to fund certain property improvements.

(d)	Includes estimates for accrued interest and penalties related to uncertain tax positions and a commitment to contribute capital to an investment in India.
Amounts in the table above related to our foreign operations are based on the exchange rate of the Euro at December 31, 2009. At December 31, 2009, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. All of the underlying investments are owned with our affiliates. Summarized financial information for these ventures and our ownership interest in the ventures at December 31, 2009 are presented below. Summarized financial information provided represents the total amounts attributable to the ventures and does not represent our proportionate share (dollars in thousands):

	Ownership
	Interest at		Total Third
Lessee	December 31, 2009	Total Assets	Party Debt	Maturity Date
Federal Express Corporation	40%	$50,545	$39,936	1/2011
Information Resources, Inc.	33%	48,001	21,828	1/2011
Childtime Childcare, Inc.	34%	10,646	6,429	1/2011
U. S. Airways Group, Inc. (a)	75%	8,536	3,895	4/2014
The New York Times Company (b)	18%	373,048	119,154	9/2014
Carrefour France, SAS (c)	46%	150,330	117,806	12/2014
Consolidated Systems, Inc.	60%	17,926	11,538	11/2016
Amylin Pharmaceuticals, Inc. (d)	50%	37,829	35,350	7/2017
Medica — France, S.A. (c)	46%	49,670	41,036	10/2017
Hologic, Inc.	36%	28,823	14,897	5/2023
Schuler A.G. (c)	33%	83,197	—	N/A
The Retail Distribution Group (e)	40%	6,656	—	N/A

		$865,207	$411,869

(a)	In the third quarter of 2009, we recorded an adjustment to record this entity on the equity method that had previously been accounted under a proportionate consolidation method (Note 2).

(b)	We acquired our interest in this investment in March 2009.

(c)	Dollar amounts shown are based on the exchange rate of the Euro at December 31, 2009.

(d)	In 2007, this venture refinanced its existing non-recourse mortgage debt for new non-recourse financing of $35.4 million based on the appraised value of the underlying real estate of the venture and distributed the proceeds to the venture partners.

(e)	In July 2009, this venture repaid a maturing non-recourse mortgage loan of $5.4 million.
W. P. Carey 2009 10-K — 37

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
In connection with the purchase of many of our properties, we required the sellers to perform environmental reviews. We believe, based on the results of these reviews, that our properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with leakage from underground storage tanks, surface spills from facility activities or historical on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, our leases generally require tenants to indemnify us from all liabilities and losses related to the leased properties, with provisions of these indemnification specifically addressing environmental matters. The leases generally include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow us to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of our leases allow us to require financial assurances from tenants, such as performance bonds or letters of credit, if the costs of remediating environmental conditions are, in our estimation, in excess of specified amounts. Accordingly, we believe that the ultimate resolution of environmental matters should not have a material adverse effect on our financial condition, liquidity or results of operations.
Critical Accounting Estimates
Our significant accounting policies are described in Note 2 to the consolidated financial statements. Many of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. Those accounting policies that require significant estimation and/or judgment are listed below.
Classification of Real Estate Assets
We classify our directly owned leased assets for financial reporting purposes at the inception of a lease, or when significant lease terms are amended, as either real estate leased under operating leases or net investment in direct financing leases. This classification is based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. We estimate remaining economic life using third party appraisals of the leased assets. We calculate the present value of future minimum rents using the lease’s implicit interest rate, which requires an estimate of the residual value of the leased assets as of the end of the non-cancelable lease term. Estimates of residual values are generally based on third party appraisals. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets. The contractual terms of our leases are not necessarily different for operating and direct financing leases; however, the classification is based on accounting pronouncements that are intended to indicate whether the risks and rewards of ownership are retained by the lessor or substantially transferred to the lessee. We believe that we retain certain risks of ownership regardless of accounting classification. Assets classified as net investment in direct financing leases are not depreciated but are written down to expected residual value over the lease term. Therefore, the classification of assets may have a significant impact on net income even though it has no effect on cash flows.
Identification of Tangible and Intangible Assets in Connection with Real Estate Acquisitions
In connection with our acquisition of properties accounted for as operating leases, we allocate purchase costs to tangible and intangible assets and liabilities acquired based on their estimated fair values. We determine the value of tangible assets, consisting of land and buildings, as if vacant, and record intangible assets, including the above- and below-market value of leases, the value of in-place leases and the value of tenant relationships, at their relative estimated fair values.
We determine the value attributed to tangible assets in part using a discounted cash flow model that is intended to approximate both what a third party would pay to purchase the vacant property and rent at current estimated market rates. In applying the model, we assume that the disinterested party would sell the property at the end of an estimated market lease term. Assumptions used in the model are property-specific where this information is available; however, when certain necessary information is not available, we use available regional and property-type information. Assumptions and estimates include a discount rate or internal rate of return, marketing period necessary to put a lease in place, carrying costs during the marketing period, leasing commissions and tenant improvements allowances, market rents and growth factors of these rents, market lease term and a cap rate to be applied to an estimate of market rent at the end of the market lease term.
W. P. Carey 2009 10-K — 38

We acquire properties subject to net leases and determine the value of above-market and below-market lease intangibles based on the difference between (i) the contractual rents to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or a similar property, both of which are measured over a period equal to the estimated market lease term. We discount the difference between the estimated market rent and contractual rent to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired, which includes a consideration of the credit of the lessee. Estimates of market rent are generally based on a third party appraisal obtained in connection with the property acquisition and can include estimates of market rent increase factors, which are generally provided in the appraisal or by local brokers.
We evaluate the specific characteristics of each tenant’s lease and any pre-existing relationship with each tenant in determining the value of in-place lease and tenant relationship intangibles. To determine the value of in-place lease intangibles, we consider estimated market rent, estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on assessments of specific market conditions. In determining the value of tenant relationship intangibles, we consider the expectation of lease renewals, the nature and extent of our existing relationship with the tenant, prospects for developing new business with the tenant and the tenant’s credit profile. We also consider estimated costs to execute a new lease, including estimated leasing commissions and legal costs, as well as estimated carrying costs of the property during a hypothetical expected lease-up period. We determine these values using third party appraisals or our estimates.
Basis of Consolidation
When we obtain an economic interest in an entity, we evaluate the entity to determine if it is deemed a variable interest entity (“VIE”) and, if so, whether we are deemed to be the primary beneficiary and are therefore required to consolidate the entity. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE under current authoritative accounting guidance, and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other venture partners to identify the party that is exposed to the majority of the VIE’s expected losses, expected residual returns, or both. We use this analysis to determine who should consolidate the VIE. The comparison uses both qualitative and quantitative analytical techniques that may involve the use of a number of assumptions about the amount and timing of future cash flows.
For an entity that is not considered to be a VIE, the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. We evaluate the partnership agreements or other relevant contracts to determine whether there are provisions in the agreements that would overcome this presumption. If the agreements provide the limited partners with either (a) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights, the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, and, therefore, the general partner must account for its investment in the limited partnership using the equity method of accounting.
When we obtain an economic interest in an entity that is structured at the date of acquisition as a tenant-in-common interest, we evaluate the tenancy-in-common agreements or other relevant documents to ensure that the entity does not qualify as a VIE and does not meet the control requirement required for consolidation. We also use judgment in determining whether the shared decision-making involved in a tenant-in-common interest investment creates an opportunity for us to have significant influence on the operating and financial decisions of these investments and thereby creates some responsibility by us for a return on our investment. We account for tenancy-in-common interests under the equity method of accounting.
W. P. Carey 2009 10-K — 39

Impairments
We periodically assess whether there are any indicators that the value of our long-lived assets, including goodwill, may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to, the vacancy of a property that is not subject to a lease; a lease default by a tenant that is experiencing financial difficulty; the termination of a lease by a tenant; or the rejection of a lease in a bankruptcy proceeding. We may incur impairment charges on long-lived assets, including real estate, direct financing leases, assets held for sale and equity investments in real estate. We may also incur impairment charges on marketable securities and goodwill. Estimates and judgments used when evaluating whether these assets are impaired are presented below.
Real Estate
For real estate assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property to the future net undiscounted cash flow that we expect the property will generate, including any estimated proceeds from the eventual sale of the property. The undiscounted cash flow analysis requires us to make our best estimate of market rents, residual values and holding periods. We estimate market rents and residual values using market information from outside sources such as broker quotes or recent comparable sales. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value. As our investment objective is to hold properties on a long-term basis, holding periods used in the undiscounted cash flow analysis generally range from five to ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining the best possible estimate of future cash flows. If the future net undiscounted cash flow of the property is less than the carrying value, the property is considered to be impaired. We then measure the loss as the excess of the carrying value of the property over its estimated fair value. The property’s estimated fair value is primarily determined using market information from outside sources such as broker quotes or recent comparable sales.
Direct Financing Leases
We review our direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information from outside sources such as broker quotes or recent comparable sales. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge and revise the accounting for the direct financing lease to reflect a portion of the future cash flow from the lessee as a return of principal rather than as revenue. While we evaluate direct financing leases if there are any indicators that the residual value may be impaired, the evaluation of a direct financing lease can be affected by changes in long-term market conditions even though the obligations of the lessee are being met.
Assets Held for Sale
We classify assets that are accounted for as operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied and we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we calculate its estimated fair value as the expected sale price, less expected selling costs. We base the expected sale price on the contract and the expected selling costs on information provided by brokers and legal counsel. We then compare the asset’s estimated fair value to its carrying value, and if the estimated fair value is less than the property’s carrying value, we reduce the carrying value to the estimated fair value. We will continue to review the initial impairment for subsequent changes in the estimated fair value, and may recognize an additional impairment charge if warranted.
If circumstances arise that we previously considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, we reclassify the property as held and used. We measure and record a property that is reclassified as held and used at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, or (b) the estimated fair value at the date of the subsequent decision not to sell.
Equity Investments in Real Estate and CPA® REITs
We evaluate our equity investments in real estate and in the CPA® REITs on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and to establish whether or not that impairment is other-than-temporary. To the extent impairment has occurred, we measure the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by multiplying the estimated fair value of the underlying venture’s net assets by our ownership interest percentage. For our unconsolidated ventures in real estate, we calculate the estimated fair value of the underlying venture’s real estate or net investment in direct financing lease as described in Real Estate and Direct Financing Leases above. The fair value of the underlying venture’s debt, if any, is calculated based on market interest rates and other market information. The fair value of the underlying venture’s other assets and liabilities is generally assumed to be equal to their carrying value. For our investments in the CPA® REITs, we calculate the estimated fair value of our investment using the most recently published net asset value of each CPA® REIT.
W. P. Carey 2009 10-K — 40

Marketable Securities
We evaluate our marketable securities for impairment if a decline in estimated fair value below cost basis is significant and/or has lasted for an extended period of time. We review the underlying cause of the decline in value and the estimated recovery period, as well as the severity and duration of the decline, to determine if the decline is other-than-temporary. In our evaluation, we consider our ability and intent to hold these investments for a reasonable period of time sufficient for us to recover our cost basis. We also evaluate the near-term prospects for each of these investments in relation to the severity and duration of the decline. If we determine that the decline is other-than-temporary, we record an impairment charge to reduce our cost basis to the estimated fair value of the security.
Goodwill
We evaluate goodwill recorded by our investment management segment for possible impairment at least annually using a two-step process. To identify any impairment, we first compare the estimated fair value of our investment management segment with its carrying amount, including goodwill. We calculate the estimated fair value of the investment management segment by applying a multiple, based on comparable companies, to earnings. If the fair value of the investment management segment exceeds its carrying amount, we do not consider goodwill to be impaired and no further analysis is required. If the carrying amount of the investment management segment exceeds its estimated fair value, we then perform the second step to measure the amount of the impairment charge.
For the second step, we determine the impairment charge by comparing the implied fair value of the goodwill with its carrying amount and record an impairment charge equal to the excess of the carrying amount over the implied fair value. We determine the implied fair value of the goodwill by allocating the estimated fair value of the investment management segment to its assets and liabilities. The excess of the estimated fair value of the investment management segment over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill.
Provision for Uncollected Amounts from Lessees
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees (21 lessees represented 72% of lease revenues during 2009), we believe that it is necessary to evaluate the collectability of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. Therefore, in recognizing our provision for uncollected rents and other tenant receivables, we evaluate actual past due amounts and make subjective judgments as to the collectability of those amounts based on factors including, but not limited to, our knowledge of a lessee’s circumstances, the age of the receivables, the tenant’s credit profile and prior experience with the tenant. Even if a lessee has been making payments, we may reserve for the entire receivable amount from the lessee if we believe there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
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
Income Taxes
Real Estate Ownership Operations
We have elected to be treated as a partnership for U.S. federal income tax purposes. Prior to September 30, 2007, our real estate ownership operations were conducted through partnership or limited liability companies electing to be treated as partnerships for U.S. federal income tax purposes. As partnerships, we and our partnership subsidiaries were generally not directly subject to tax and the taxable income or loss of these operations was included in the income tax returns of the members; accordingly, no provision for income tax expense or benefit related to these partnerships was reflected in the consolidated financial statements. Subsequent to September 30, 2007, our real estate operations have been conducted through a subsidiary REIT. In order to maintain its qualification as a REIT, the subsidiary is required to, among other things, distribute at least 90% of its REIT net taxable income to its shareholders (excluding net capital gains) and meet certain tests regarding the nature of its income and assets. As a REIT, the subsidiary is not subject to U.S. federal income tax with respect to the portion of its income that meets certain criteria and is distributed annually to its shareholders. Accordingly, no provision has been made for U.S. federal income taxes related to the REIT subsidiary in the consolidated financial statements. We believe we have operated, and we intend to continue to operate, in a manner that allows the subsidiary to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, the subsidiary would be subject to U.S. federal income tax. These operations are subject to certain state, local and foreign taxes and a provision for such taxes is included in the consolidated financial statements.
W. P. Carey 2009 10-K — 41

Investment Management Operations
We conduct our investment management operations primarily through taxable subsidiaries. These operations are subject to federal, state, local and foreign taxes, as applicable. Our financial statements are prepared on a consolidated basis including these taxable subsidiaries and include a provision for current and deferred taxes on these operations.
Our consolidated effective income tax rate is influenced by tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish tax reserves in accordance with current authoritative accounting guidance for uncertainty in income taxes. This guidance is based on a benefit recognition model, which we believe could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, the guidance permits a company to recognize the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon settlement. The tax position must be derecognized when it is no longer more likely than not of being sustained.
Future Accounting Requirements
In June 2009, the FASB amended the existing guidance regarding accounting for transfers and servicing of financial assets and extinguishment of liabilities by eliminating the concept of a qualifying special-purpose entity; limiting the circumstances where the transfer of a portion of a financial asset will qualify as a sale even if all other derecognition criteria are met; clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; and expanding the disclosures surrounding transfers of financial assets. The new guidance is effective for us beginning January 1, 2010. We are currently assessing the potential impact that the adoption of the new guidance will have on our financial position and results of operations.
In June 2009, the FASB issued amended guidance related to the consolidation of VIEs. These amendments require an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amendments change the consideration of kick-out rights in determining if an entity is a VIE, which may cause certain additional entities to now be considered VIEs. Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE. This guidance is effective for us beginning January 1, 2010. We are currently assessing the potential impact that the adoption of the new guidance will have on our financial position and results of operations.
Subsequent Event
In February 2010, we entered into a domestic investment at a total cost of $47.6 million, which we funded with proceeds of $36.1 million from a sale of property in December 2009 in an exchange transaction under Section 1031 of the Code and cash of $11.5 million.

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
W. P. Carey 2009 10-K — 42

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed rate basis. However, from time to time, we or our venture partners may obtain variable rate non-recourse mortgage loans and, as such, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period, and interest rate caps limit the effective borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At December 31, 2009, we estimate that the fair value of our interest rate swaps and interest rate caps, which are included in and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was a net liability of $0.6 million (Note 13).
At December 31, 2009, a significant portion (approximately 64%) of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The estimated fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed rate debt at December 31, 2009 ranged from 4.9% to 8.1%. The annual interest rates on our variable rate debt at December 31, 2009 ranged from 1.3% to 7.3%. Our debt obligations are more fully described in Financial Condition above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations at December 31, 2009 (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total	Fair value
Fixed rate debt	$11,632	$26,206	$31,775	$2,678	$2,486	$72,283	$147,060	$137,603
Variable rate debt	$7,492	$113,664	$2,718	$2,867	$3,046	$49,483	$179,270	$173,071
The estimated fair value of our fixed rate debt and our variable rate debt that bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or caps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of such debt at December 31, 2009 by an aggregate increase of $10.8 million or an aggregate decrease of $10.3 million, respectively. Annual interest expense on our unhedged variable rate debt that does not bear interest at fixed rates at December 31, 2009 would increase or decrease by $1.2 million for each respective 1% change in annual interest rates. As more fully described in Summary of Financing in Item 7 above, a portion of the debt classified as variable rate debt in the tables above bore interest at fixed rates at December 31, 2009 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. Such debt is generally not subject to short-term fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We own investments in the European Union, and as a result we are subject to risk from the effects of exchange rate movements of foreign currencies, primarily the Euro, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligations to the lender and the tenant’s rental obligations to us in the same currency. We are generally a net receiver of the foreign currency (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the Euro. For the year ended December 31, 2009, we recognized net realized and unrealized foreign currency gains of less than $0.1 million and $0.2 million, respectively. These gains are included in the consolidated financial statements and were primarily due to changes in the value of the Euro on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases and scheduled payments for mortgage notes payable (principal and interest) for our foreign real estate operations during each of the next five years and thereafter are as follows (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Future minimum rents (a)	$5,716	$5,442	$5,181	$1,392	$1,048	$11,525	$30,304
Mortgage notes payable (a) (b)	$3,726	$3,767	$3,686	$3,690	$3,718	$26,692	$45,279

(a)	Based on the exchange rate of the Euro at December 31, 2009.

(b)	Interest on unhedged variable debt obligations was calculated using the applicable annual interest rates and balances outstanding at December 31, 2009.
W. P. Carey 2009 10-K — 43

Item 8.	Financial Statements and Supplementary Data.
The following financial statements and schedule are filed as a part of this Report:
Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.
W. P. Carey 2009 10-K — 44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of W. P. Carey & Co. LLC:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of W. P. Carey & Co. LLC and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP

New York, New York
February 26, 2010
W. P. Carey 2009 10-K — 45

W. P. CAREY & CO. LLC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2009	2008
Assets
Investments in real estate:
Real estate, at cost	$525,607	$603,044
Operating real estate, at cost	85,927	84,547
Accumulated depreciation	(112,286)	(113,262)

Net investments in properties	499,248	574,329
Net investment in direct financing leases	80,222	83,792
Equity investments in real estate and CPA® REITs	304,990	260,620

Net investments in real estate	884,460	918,741
Cash and cash equivalents	18,450	16,799
Due from affiliates	35,998	53,423
Intangible assets and goodwill, net	85,187	93,310
Other assets, net	69,241	28,863

Total assets	$1,093,336	$1,111,136

Liabilities and Equity
Liabilities:
Non-recourse debt	$215,330	$245,874
Line of credit	111,000	81,000
Accounts payable, accrued expenses and other liabilities	51,710	42,323
Income taxes, net	43,831	58,011
Distributions payable	31,365	19,508

Total liabilities	453,236	446,716

Redeemable noncontrolling interests	7,692	18,085

Commitments and contingencies (Note 10)
Equity:
W. P. Carey members’ equity:
Listed shares, no par value, 100,000,000 shares authorized; 39,204,605 and 39,589,594 shares issued and outstanding, respectively	754,507	757,921
Distributions in excess of accumulated earnings	(138,442)	(116,990)
Deferred compensation obligation	10,249	—
Accumulated other comprehensive loss	(681)	(828)

Total W. P. Carey members’ equity	625,633	640,103
Noncontrolling interests	6,775	6,232

Total equity	632,408	646,335

Total liabilities and equity	$1,093,336	$1,111,136

See Notes to Consolidated Financial Statements.
W. P. Carey 2009 10-K — 46

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Years ended December 31,
	2009	2008	2007
Revenues
Asset management revenue	$76,621	$80,714	$83,051
Structuring revenue	23,273	20,236	78,175
Wholesaling revenue	6,550	5,129	27
Reimbursed costs from affiliates	48,715	41,179	13,782
Lease revenues	65,493	70,696	70,207
Other real estate income	15,224	20,670	12,714

	235,876	238,624	257,956

Operating Expenses
General and administrative	(62,615)	(62,590)	(61,846)
Reimbursable costs	(48,715)	(41,179)	(13,782)
Depreciation and amortization	(23,624)	(24,428)	(24,247)
Property expenses	(8,128)	(7,259)	(5,908)
Other real estate expenses	(7,308)	(8,196)	(7,690)
Impairment charges	(9,525)	(473)	(420)
Provision for settlement (Note 9)	—	—	(29,979)

	(159,915)	(144,125)	(143,872)

Other Income and Expenses
Other interest income	1,714	2,884	6,842
Income from equity investments in real estate and CPA® REITs	13,425	14,198	18,357
Gain on sale of investment in direct financing lease	—	1,103	—
Other income and (expenses)	7,317	1,444	3,114
Interest expense	(15,189)	(18,858)	(20,266)

	7,267	771	8,047

Income from continuing operations before income taxes	83,228	95,270	122,131
Provision for income taxes	(22,793)	(23,521)	(51,739)

Income from continuing operations	60,435	71,749	70,392

Discontinued Operations
Income from operations of discontinued properties	3,331	7,394	5,825
Gains on sale of real estate, net	7,701	—	15,486
Impairment charges	(899)	(538)	(2,914)

Income from discontinued operations	10,133	6,856	18,397

Net Income	70,568	78,605	88,789
Add: Net loss (income) attributable to noncontrolling interests	713	950	(4,781)
Less: Net income attributable to redeemable noncontrolling interests	(2,258)	(1,508)	(4,756)

Net Income Attributable to W. P. Carey Members	$69,023	$78,047	$79,252

Basic Earnings Per Share
Income from continuing operations attributable to W. P. Carey members	$1.48	$1.82	$1.74
Income from discontinued operations attributable to W. P. Carey members	0.26	0.18	0.34

Net income attributable to W. P. Carey members	$1.74	$2.00	$2.08

Diluted Earnings Per Share
Income from continuing operations attributable to W. P. Carey members	$1.49	$1.80	$1.71
Income from discontinued operations attributable to W. P. Carey members	0.25	0.17	0.34

Net income attributable to W. P. Carey members	$1.74	$1.97	$2.05

Weighted Average Shares Outstanding
Basic	39,019,709	39,202,520	38,113,857

Diluted	39,712,735	40,221,112	39,868,208

Amounts Attributable to W. P. Carey Members
Income from continuing operations, net of tax	$58,890	$71,191	$66,249
Income from discontinued operations, net of tax	10,133	6,856	13,003

Net income	$69,023	$78,047	$79,252

See Notes to Consolidated Financial Statements.
W. P. Carey 2009 10-K — 47

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years ended December 31,
	2009	2008	2007
Net Income	$70,568	$78,605	$88,789
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	619	(3,199)	2,533
Unrealized loss on derivative instruments	(482)	(419)	—
Change in unrealized appreciation on marketable securities	53	(29)	(42)

	190	(3,647)	2,491

Comprehensive Income	70,758	74,958	91,280

Amounts Attributable to Noncontrolling Interests:
Net loss (income)	713	950	(4,781)
Foreign currency translation adjustment	(31)	81	223

Comprehensive loss (income) attributable to noncontrolling interests	682	1,031	(4,558)

Amounts Attributable to Redeemable Noncontrolling Interests:
Net income	(2,258)	(1,508)	(4,756)
Foreign currency translation adjustment	(12)	—	—

Comprehensive income attributable to redeemable noncontrolling interests	(2,270)	(1,508)	(4,756)

Comprehensive Income Attributable to W. P. Carey Members	$69,170	$74,481	$81,966

See Notes to Consolidated Financial Statements.
W. P. Carey 2009 10-K — 48

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF EQUITY
For the years ended December 31, 2009, 2008 and 2007
(in thousands, except share and per share amounts)

	W. P. Carey Members
			Distributions		Accumulated
			in Excess of	Deferred	Other	Total
		Listed	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Shares	Earnings	Obligation	Income (Loss)	Members	Interests	Total
Balance at January 1, 2007	38,262,157	$740,684	$(114,008)	$—	$24	$626,700	$7,825	$634,525
Retained earnings adjustment for the adoption of authoritative guidance			1,054			1,054		1,054
Cash proceeds on issuance of shares, net	1,581,973	20,295				20,295		20,295
Shares issued in connection with services rendered	12,036	387				387		387
Shares issued under share incentive plans	187,600					—		—
Contributions						—	1,703	1,703
Forfeitures of shares	(10,963)	(241)				(241)		(241)
Distributions declared ($1.88 per share) (a)			(83,349)			(83,349)		(83,349)
Distributions to noncontrolling interests						—	(7,936)	(7,936)
Windfall tax benefits – share incentive plans		1,939				1,939		1,939
Stock based compensation expense		5,760				5,760		5,760
Repurchase and retirement of shares	(816,310)	(25,525)				(25,525)		(25,525)
Redemption value adjustment		(2,426)				(2,426)		(2,426)
Net income			79,252			79,252	4,781	84,033
Change in other comprehensive income (loss)					2,714	2,714	(223)	2,491

Balance at December 31, 2007	39,216,493	740,873	(117,051)	—	2,738	626,560	6,150	632,710

Cash proceeds on issuance of shares, net	961,648	23,133				23,133		23,133
Shares issued in connection with services rendered	7,128	217				217		217
Shares issued under share incentive plans	50,400					—		—
Contributions						—	2,582	2,582
Forfeitures of shares	(12,565)	(8)				(8)		(8)
Distributions declared ($1.96 per share)			(77,986)			(77,986)		(77,986)
Distributions to noncontrolling interests						—	(1,469)	(1,469)
Windfall tax benefits – share incentive plans		2,156				2,156		2,156
Stock based compensation expense		7,285				7,285		7,285
Repurchase and retirement of shares	(633,510)	(15,413)				(15,413)		(15,413)
Redemption value adjustment		(322)				(322)		(322)
Net income			78,047			78,047	(950)	77,097
Change in other comprehensive loss					(3,566)	(3,566)	(81)	(3,647)

Balance at December 31, 2008	39,589,594	757,921	(116,990)	—	(828)	640,103	6,232	646,335

Cash proceeds on issuance of shares, net	84,283	1,507				1,507		1,507
Grants issued in connection with services rendered				787		787		787
Shares issued under share incentive plans	222,600			9,462		9,462		9,462
Contributions		102				102	2,845	2,947
Forfeitures of shares	(2,528)	(77)				(77)		(77)
Distributions declared ($2.00 per share) (a)			(90,475)			(90,475)		(90,475)
Distributions to noncontrolling interests						—	(1,661)	(1,661)
Windfall tax benefits – share incentive plans		143				143		143
Stock based compensation expense		8,626				8,626		8,626
Repurchase and retirement of shares	(689,344)	(11,759)				(11,759)		(11,759)
Redemption value adjustment		(6,773)				(6,773)		(6,773)
Tax impact of purchase of WPCI interests		4,817				4,817		4,817
Net income			69,023			69,023	(713)	68,310
Change in other comprehensive income					147	147	72	219

Balance at December 31, 2009	39,204,605	$754,507	$(138,442)	$10,249	$(681)	$625,633	$6,775	$632,408

(a)	Distributions declared per share excludes special distribution of $0.30 and $0.27 per share declared in December 2009 and 2007, respectively (Note 14).
See Notes to Consolidated Financial Statements.
W. P. Carey 2009 10-K — 49

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2009	2008	2007
Cash Flows — Operating Activities
Net income	$70,568	$78,605	$88,789
Adjustments to net income:
Depreciation and amortization including intangible assets and deferred financing costs	24,476	27,197	27,321
(Income) loss from equity investments in real estate and CPA® REITs in excess of distributions received	(2,258)	1,866	(2,296)
Straight-line rent adjustments	2,223	2,227	2,972
Gains on sale of real estate and investment in direct financing lease	(7,701)	(1,103)	(15,827)
Gain on lease termination (a)	—	(4,998)	—
Gain on extinguishment of debt	(6,991)	—	—
Allocation of earnings to profit sharing interest	3,900	—	—
Management income received in shares of affiliates	(31,721)	(40,717)	(55,535)
Unrealized (gain) loss on foreign currency transactions, warrants and securities	(174)	2,656	(1,659)
Realized gain on foreign currency transactions and other	(257)	(2,250)	(1,332)
Impairment charges	10,424	1,011	3,334
Stock-based compensation expense	9,336	7,278	5,551
Decrease in deferred acquisition revenue receivable	25,068	48,266	16,164
Increase in structuring revenue receivable	(11,672)	(10,512)	(55,897)
(Decrease) increase in income taxes, net	(9,276)	(8,079)	1,796
(Decrease) increase in settlement provision	—	(29,979)	29,979
Net changes in other operating assets and liabilities	(1,401)	(8,221)	4,111

Net cash provided by operating activities	74,544	63,247	47,471

Cash Flows — Investing Activities
Distributions received from equity investments in real estate and CPA® REITs in excess of equity income	39,102	19,852	17,441
Capital contributions made to equity investments in real estate	(2,872)	(1,769)	(3,596)
Purchases of real estate and equity investments in real estate	(39,632)	(201)	(80,491)
Capital expenditures	(7,775)	(14,051)	(15,987)
Proceeds from sales of real estate, net investment in direct financing lease and securities	43,487	5,062	42,214
Proceeds from transfer of profit sharing interest	21,928	—	—
Funds placed in escrow in connection with the sale of property	(36,132)	—	(19,515)
Funds released from escrow in connection with the sale of property	—	636	19,410
Loans to affiliates	—	—	(8,676)
Proceeds from repayment of loans to affiliates	—	—	8,676
VAT refunded on purchase of real estate	—	3,189	—
Payment of deferred acquisition revenue to affiliate	—	(120)	(524)

Net cash provided by (used in) investing activities	18,106	12,598	(41,048)

Cash Flows — Financing Activities
Distributions paid	(78,618)	(87,700)	(71,608)
Contributions from noncontrolling interests	2,947	2,582	1,703
Distributions to noncontrolling interests	(5,505)	(5,607)	(8,168)
Purchase of noncontrolling interests	(15,380)	—	—
Distributions to profit sharing interest	(5,645)	—	—
Scheduled payments of mortgage principal	(9,534)	(9,678)	(16,072)
Proceeds from credit facilities	150,500	129,300	182,781
Prepayments of credit facilities	(148,518)	(111,572)	(102,000)
Proceeds from mortgage financing	42,495	10,137	6,602
Prepayments of mortgage principal	(13,974)	—	(13,090)
Proceeds from loans from affiliates	1,625	—	7,569
Repayment of loans from affiliates	(1,770)	(7,569)	—
Funds placed in escrow in connection with financing	—	(400)	—
Payment of financing costs, net of deposits refunded	(862)	(375)	(1,350)
Proceeds from issuance of shares (b)	1,507	23,350	20,682
Windfall tax benefits associated with stock-based compensation awards	143	2,156	1,939
Repurchase and retirement of shares	(10,686)	(15,413)	(25,525)

Net cash used in financing activities	(91,275)	(70,789)	(16,537)

Change in Cash and Cash Equivalents During the Year
Effect of exchange rate changes on cash	276	(394)	143

Net increase (decrease) in cash and cash equivalents	1,651	4,662	(9,971)
Cash and cash equivalents, beginning of year	16,799	12,137	22,108

Cash and cash equivalents, end of year	$18,450	$16,799	$12,137

(Continued)
W. P. Carey 2009 10-K — 50

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
Non-cash activities
(a)	In October 2008, we terminated the lease on a domestic property in exchange for a gross termination fee of $7.5 million. The termination fee consisted of tenant’s assumption of the existing $6.0 million debt balance by substituting one of their owned assets as collateral and a $1.5 million cash payment. In connection with the lease termination, we wrote off $0.8 million of straight line rent adjustments and $0.2 million of unamortized leasing commission.
(b)	We issued restricted shares valued at $0.8 million in 2009, $0.2 million in 2008 and $0.4 million in 2007, to certain directors in consideration of service rendered. Stock-based awards (net of adjustment – Note 14) valued at $6.7 million, $9.6 million and $7.4 million in 2009, 2008 and 2007, respectively, were issued to officers and employees and were recorded to additional paid-in capital, of which $0.1 million, less than $0.1 million and $0.2 million, respectively, was forfeited in 2009, 2008 and 2007.
Supplemental cash flows information (in thousands)

	Years ended December 31,
	2009	2008	2007
Interest paid, net of amounts capitalized	$14,845	$18,753	$19,311

Income taxes paid	$35,039	$33,280	$48,030

See Notes to Consolidated Financial Statements.
W. P. Carey 2009 10-K — 51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business
W. P. Carey, its consolidated subsidiaries and predecessors provide long-term sale-leaseback and build-to-suit transactions for companies worldwide and manage a global investment portfolio. We invest primarily in commercial properties domestically and internationally that are each triple-net leased to single corporate tenants, which requires each tenant to pay substantially all of the costs associated with operating and maintaining the property. We also earn revenue as the advisor to publicly owned, non-actively traded CPA® REITs sponsored by us that invest in similar properties. We are currently the advisor to the following CPA® REITs: CPA®:14, CPA®:15, CPA®:16 – Global and CPA®:17 – Global. At December 31, 2009, we owned and managed 880 properties domestically and internationally, including our own portfolio. Our portfolio was comprised of our full or partial ownership interest in 170 properties, substantially all of which were net leased to 79 tenants, and totaled approximately 14 million square feet (on a pro rata basis) with an occupancy rate of approximately 94%.
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
Organization
We commenced operations on January 1, 1998 by combining the limited partnership interests of nine CPA® partnerships, at which time we listed on the New York Stock Exchange. On June 28, 2000, we acquired the net lease real estate management operations of Carey Management LLC (“Carey Management”) from Wm. Polk Carey, our Chairman and then Chief Executive Officer, subsequent to receiving the approval of the transaction by our shareholders. The assets acquired included the advisory agreements with four affiliated CPA® REITs, our management agreement, the stock of an affiliated broker-dealer, investments in the common stock of the CPA® REITs, and certain office furniture, fixtures, equipment and employees required to carry on the business operations of Carey Management.
Note 2. Summary of Significant Accounting Policies
Basis of Consolidation
The consolidated financial statements reflect all of our accounts, including those of our majority-owned and/or controlled subsidiaries. The portion of equity in a subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests or redeemable noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a variable interest entity, or VIE, and if we are deemed to be the primary beneficiary under current authoritative accounting guidance. We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs that we control. Entities that we account for under the equity method (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus fundings) include (i) entities that are VIEs and of which we are not deemed to be the primary beneficiary and (ii) entities that are non-VIEs that we do not control but over which we have the ability to exercise significant influence. We will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.
In determining whether we control a non-VIE, we consider that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner must account for its investment in the limited partnership using the equity method of accounting.
W. P. Carey 2009 10-K — 52

Notes to Consolidated Financial Statements
We have investments in tenant-in-common interests in various domestic and international properties. Consolidation of these investments is not required as they do not qualify as VIEs and do not meet the control requirement required for consolidation. Accordingly, we account for these investments using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenant-in-common interest investment creates an opportunity for us to have significant influence on the operating and financial decisions of these investments and thereby creates some responsibility by us for a return on our investment.
In February 2007, we formed CPA®:17 – Global, an affiliated REIT. In November 2007, the Securities and Exchange Commission (the “SEC”) declared effective CPA®:17 – Global’s registration statement to sell up to $2.0 billion of its common stock in an initial public offering, plus up to an additional $475.0 million of its common stock under its distribution reinvestment and stock purchase plan. In December 2007, we commenced fundraising for CPA®:17 – Global; however, no shares were issued until January 2008. Therefore, as of and during the period ended December 31, 2007, the financial results of CPA®:17 – Global were included in our consolidated financial statements, as we owned all of CPA®:17 – Global’s outstanding common stock. Beginning in 2008, we have accounted for our interest in CPA®:17 – Global under the equity method of accounting.
In March 2008, we formed Carey Watermark Investors Incorporated (“Carey Watermark”) for the purpose of acquiring interests in lodging and lodging-related properties and filed a registration statement with the SEC to sell up to $1 billion of common stock of Carey Watermark in an initial public offering, plus up to an additional $237.5 million of its common stock under its distribution reinvestment plan. However, during the fourth quarter of 2008 we expensed previously capitalized costs of $1.6 million related to this potential offering because market conditions made it difficult to predict if and when we would commence fundraising efforts for Carey Watermark. As of and during the years ended December 31, 2009 and 2008, the financial statements of Carey Watermark, which had no operations during the periods, were included in our consolidated financial statements, as we owned all of its outstanding common stock.
Out-of-Period Adjustments
During the third quarter of 2009, we recorded an adjustment to record an entity on the equity method that had been incorrectly accounted for under a proportionate consolidation method since its acquisition in 1989. This adjustment was recorded as a reduction to Real estate and Non-recourse debt of approximately $23.3 million and $15.0 million, respectively, and an increase to Equity investment in real estate and CPA® REITs of $7.8 million on our consolidated balance sheet at September 30, 2009, and an adjustment to classify approximately $1.2 million of net earnings to income from equity investments in real estate and CPA® REITs for the nine months ended September 30, 2009, respectively, which did not result in any change to previously reported net income attributable to W. P. Carey members. We have concluded that the effect of this adjustment was not material to any of our previously issued financial statements, nor was it material to the quarter or fiscal year in which it was recorded. As such, these adjustments were recorded in our consolidated balance sheets and statements of income at September 30, 2009 and for the nine months ended September 30, 2009. Prior period financial statements have not been revised in the current filing, nor will such amounts be revised in subsequent filings.
During the third quarter of 2007, we determined that a longer schedule of depreciation/amortization of assets in certain of our equity investments should appropriately be applied to reflect the lives of the underlying assets rather than the expected holding period of these investments. We concluded that these adjustments were not material to any prior periods’ consolidated financial statements. We also concluded that the cumulative adjustment was not material to the third quarter of 2007, nor to the year ended December 31, 2007. As such, the cumulative effect was recorded in the consolidated statements of income as a one-time cumulative out-of-period adjustment in the third quarter of 2007. The effect of this adjustment for the year ended December 31, 2007 was to increase income from continuing operations before income taxes by approximately $4.2 million and net income by approximately $3.5 million. There was no associated net impact on our cash flow from operations for the year ended December 31, 2007.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.
Reclassifications and Revisions
Certain prior year amounts have been reclassified to conform to the current year presentation. The consolidated financial statements included in this Report have been retrospectively adjusted to reflect the adoption of several new accounting pronouncements during the year ended December 31, 2009.
W. P. Carey 2009 10-K — 53

Notes to Consolidated Financial Statements
Purchase Price Allocation
When we acquire properties accounted for as operating leases, we allocate the purchase costs to the tangible and intangible assets and liabilities acquired based on their estimated fair values. We determine the value of the tangible assets, consisting of land and buildings, as if vacant, and record intangible assets, including the above-market and below-market value of leases, the value of in-place leases and the value of tenant relationships, at their relative estimated fair values. See Real Estate Leased to Others and Depreciation below for a discussion of our significant accounting policies related to tangible assets. We include the value of below-market leases in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.
We record above-market and below-market lease values for owned properties based on the present value (using an interest rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or equivalent property, both of which are measured over a period equal to the estimated market lease term. We amortize the capitalized above-market lease value as a reduction of rental income over the estimated market lease term. We amortize the capitalized below-market lease value an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases.
We allocate the total amount of other intangibles to in-place lease values and tenant relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with each tenant. The characteristics we consider in allocating these values include estimated market rent, the nature and extent of the existing relationship with the tenant, the expectation of lease renewals, estimated carrying costs of the property if vacant and estimated costs to execute a new lease, among other factors. We determine these values using third party appraisals or our estimates. We amortize the capitalized value of in-place lease intangibles to expense over the remaining initial term of each lease. We amortize the capitalized value of tenant relationships to expense over the initial and expected renewal terms of the lease. No amortization period for intangibles will exceed the remaining depreciable life of the building.
If a lease is terminated, we charge the unamortized portion of each intangible, including above-market and below-market lease values, in-place lease values and tenant relationship values, to expense.
Operating Real Estate
We carry land and buildings and personal property at cost less accumulated depreciation. We capitalize renewals and improvements, while we expense as incurred replacements, maintenance and repairs that do not improve or extend the lives of the respective assets.
Cash and Cash Equivalents
We consider all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money-market funds. At December 31, 2009 and 2008, our cash and cash equivalents were held in the custody of several financial institutions, and these balances, at times, exceeded federally insurable limits. We seek to mitigate this risk by depositing funds only with major financial institutions.
Other Assets and Liabilities
We include prepaid expenses, deferred rental income, tenant receivable, deferred charges, escrow balances held by lenders, restricted cash balances, marketable securities and corporate fixed assets in Other assets. We include profit sharing obligation, derivative instruments, miscellaneous amounts held on behalf of tenants and deferred revenue, including unamortized below-market rent intangibles in Other liabilities. Deferred charges are costs incurred in connection with mortgage financings and refinancings that are amortized over the terms of the mortgages and included in Interest expense in the consolidated financial statements. Deferred rental income is the aggregate cumulative difference for operating leases between scheduled rents that vary during the lease term, and rent recognized on a straight-line basis. Marketable securities are classified as available-for-sale securities and reported at fair value with our interest in unrealized gains and losses on these securities reported as a component of Other comprehensive income (“OCI”) until realized. Profit sharing obligation is the third party interest in our Carey Storage investment.
Real Estate Leased to Others
We lease real estate to others primarily on a triple-net leased basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. We charge expenditures for maintenance and repairs, including routine betterments, to operations as incurred. We capitalize significant renovations that increase the useful life of the properties. For the year ended December 31, 2009, although we are legally obligated for the payment, pursuant to our lease agreements with our tenants, lessees were responsible for the direct payment to the taxing authorities of real estate taxes of approximately $8.8 million.
W. P. Carey 2009 10-K — 54

Notes to Consolidated Financial Statements
We diversify our real estate investments among various corporate tenants engaged in different industries, by property type and by geographic area. Substantially all of our leases provide for either scheduled rent increases, periodic rent adjustments based on formulas indexed to changes in the CPI or similar indices or percentage rents. CPI-based adjustments are contingent on future events and are therefore not included in straight-line rent calculations. We recognize rents from percentage rents as reported by the lessees, which is after the level of sales requiring a rental payment to us is reached.
We account for leases as operating or direct financing leases, as described below:
Operating leases — We record real estate at cost less accumulated depreciation; we recognize future minimum rental revenue on a straight-line basis over the term of the related leases and charge expenses (including depreciation) to operations as incurred (Note 4).
Direct financing method — We record leases accounted for under the direct financing method at their net investment (Note 5). We defer and amortize unearned income to income over the lease term so as to produce a constant periodic rate of return on our net investment in the lease.
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees (21 lessees represented 72% of lease revenues during 2009), we believe that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. Therefore, in recognizing our provision for uncollected rents and other tenant receivables, we evaluate actual past due amounts and make subjective judgments as to the collectability of those amounts based on factors including, but not limited to, our knowledge of a lessee’s circumstances, the age of the receivables, the tenant’s credit profile and prior experience with the tenant. Even if a lessee has been making payments, we may reserve for the entire receivable amount if we believe there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
Revenue Recognition
We earn structuring revenue and asset management revenue in connection with providing services to the CPA® REITs. We earn structuring revenue for investment banking services we provide in connection with the analysis, negotiation and structuring of transactions, including acquisitions and dispositions and the placement of mortgage financing obtained by the CPA® REITs. Asset management revenue consists of property management, leasing and advisory revenue. Receipt of the incentive revenue portion of the asset management revenue (“performance revenue”), however, is subordinated to the achievement of specified cumulative return requirements by the shareholders of the CPA® REITs. At our option, the performance revenue may be collected in cash or shares of the CPA® REIT (Note 3).
We recognize all revenue as earned. We earn structuring revenue upon the consummation of a transaction and asset management revenue when services are performed. We recognize revenue subject to subordination only when the performance criteria of the CPA® REIT is achieved and contractual limitations are not exceeded.
We are also reimbursed for certain costs incurred in providing services, including broker-dealer commissions paid on behalf of the CPA® REITs, marketing costs and the cost of personnel provided for the administration of the CPA® REITs. We record reimbursement income as the expenses are incurred, subject to limitations on a CPA® REIT’s ability to incur offering costs.
We earn wholesaling revenue of $0.15 per share sold in connection with CPA®:17 – Global’s initial public offering. This revenue is used to cover the cost of wholesaling activities.
Depreciation
We compute depreciation of building and related improvements using the straight-line method over the estimated useful lives of the properties (generally 40 years) and furniture, fixtures and equipment (generally up to seven years). We compute depreciation of tenant improvements using the straight-line method over the lesser of the remaining term of the lease or the estimated useful life.
Impairments
We periodically assess whether there are any indicators that the value of our long-lived assets, including goodwill, may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to, the vacancy of a property that is not subject to a lease; a lease default by a tenant that is experiencing financial difficulty; the termination of a lease by a tenant; or the rejection of a lease in a bankruptcy proceeding. We may incur impairment charges on long-lived assets, including real estate, direct financing leases, assets held for sale and equity investments in real estate. We may also incur impairment charges on marketable securities and goodwill. Our policies for evaluating whether these assets are impaired are presented below.
W. P. Carey 2009 10-K — 55

Notes to Consolidated Financial Statements
Real Estate
For real estate assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property to the future net undiscounted cash flow that we expect the property will generate, including any estimated proceeds from the eventual sale of the property. The undiscounted cash flow analysis requires us to make our best estimate of market rents, residual values and holding periods. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining the best possible estimate of future cash flows. If the future net undiscounted cash flow of the property is less than the carrying value, the property is considered to be impaired. We then measure the loss as the excess of the carrying value of the property over its estimated fair value, as determined using market information. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value.
Direct Financing Leases
We review our direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge and revise the accounting for the direct financing lease to reflect a portion of the future cash flow from the lessee as a return of principal rather than as revenue. While we evaluate direct financing leases if there are any indicators that the residual value may be impaired, the evaluation of a direct financing lease can be affected by changes in long-term market conditions even though the obligations of the lessee are being met.
Assets Held for Sale
We classify assets that are accounted for as operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied and we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we calculate its estimated fair value as the expected sale price, less expected selling costs. We then compare the asset’s estimated fair value to its carrying value, and if the estimated fair value is less than the property’s carrying value, we reduce the carrying value to the estimated fair value. We will continue to review the initial impairment for subsequent changes in the estimated fair value, and may recognize an additional impairment charge if warranted.
If circumstances arise that we previously considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, we reclassify the property as held and used. We measure and record a property that is reclassified as held and used at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, or (b) the estimated fair value at the date of the subsequent decision not to sell.
Equity Investments in Real Estate and CPA® REITs
We evaluate our equity investments in real estate and in the CPA® REITs on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and whether or not that impairment is other-than-temporary. To the extent impairment has occurred, we measure the charge as the excess of the carrying value of our investment over its estimated fair value. For equity investments in real estate, we calculate estimated fair value by multiplying the estimated fair value of the underlying venture’s net assets by our ownership interest percentage. For our investments in the CPA® REITs, we calculate the estimated fair value of our investment using the most recently published net asset value of each CPA® REIT.
Marketable Securities
We evaluate our marketable securities for impairment if a decline in estimated fair value below cost basis is significant and/or has lasted for an extended period of time. We review the underlying cause of the decline in value and the estimated recovery period, as well as the severity and duration of the decline, to determine if the decline is other-than-temporary. In our evaluation, we consider our ability and intent to hold these investments for a reasonable period of time sufficient for us to recover our cost basis. We also evaluate the near-term prospects for each of these investments in relation to the severity and duration of the decline. If we determine that the decline is other-than-temporary, we record an impairment charge to reduce our cost basis to the estimated fair value of the security.
W. P. Carey 2009 10-K — 56

Notes to Consolidated Financial Statements
Goodwill
We evaluate goodwill recorded by our investment management segment for possible impairment at least annually using a two-step process. To identify any impairment, we first compare the estimated fair value of our investment management segment with its carrying amount, including goodwill. We calculate the estimated fair value of the investment management segment by applying a multiple, based on comparable companies, to earnings. If the fair value of the investment management segment exceeds its carrying amount, we do not consider goodwill to be impaired and no further analysis is required. If the carrying amount of the investment management segment exceeds its estimated fair value, we then perform the second step to measure the amount of the impairment charge.
For the second step, we determine the impairment charge by comparing the implied fair value of the goodwill with its carrying amount and record an impairment charge equal to the excess of the carrying amount over the implied fair value. We determine the implied fair value of the goodwill by allocating the estimated fair value of the investment management segment to its assets and liabilities. The excess of the estimated fair value of the investment management segment over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill.
Stock Based Compensation
We have granted restricted shares, stock options, restricted share units (“RSUs”) and performance share units (“PSUs”) to certain employees. Grants were awarded in the name of the employee, who has all the rights of a shareholder, subject to certain restrictions of transferability and a risk of forfeiture. The forfeiture provisions on the awards expire annually, over their respective vesting periods. Stock-based compensation expense for all stock-based compensation awards is based on the grant date fair value estimated in accordance with current accounting guidance for share-based payments. We recognize these compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award. We include stock-based compensation within the listed shares caption of equity.
Foreign Currency Translation
We have interests in real estate investments in the European Union for which the functional currency is the Euro. We perform the translation from the Euro to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. We report the gains and losses resulting from such translation as a component of OCI in equity. At December 31, 2009 and 2008, the cumulative foreign currency translation adjustment gain (loss) was $0.2 million and $(0.4) million, respectively.
Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is an unrealized foreign currency transaction gain or loss that generally will be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later), realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency transactions that are (i) designated as, and are effective as, economic hedges of a net investment and (ii) inter-company foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in our financial statements, are not included in determining net income but are accounted for in the same manner as foreign currency translation adjustments and reported as a component of OCI in equity. International equity investments in real estate were funded in part through subordinated intercompany debt.
Foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of subordinated intercompany debt with scheduled principal payments, are included in the determination of net income. We recognized net unrealized gains (losses) of $0.2 million, $(2.4) million and $1.7 million from such transactions for the years ended December 31, 2009, 2008 and 2007, respectively. For the years ended December 31, 2009, 2008 and 2007, we recognized net realized gains of less than $0.1 million, $2.3 million and $1.3 million, respectively, on foreign currency transactions in connection with the transfer of cash from foreign operations of subsidiaries to the parent company.
Derivative Instruments
We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in OCI until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.
W. P. Carey 2009 10-K — 57

Notes to Consolidated Financial Statements
Income Taxes
We have elected to be treated as a partnership for U.S. federal income tax purposes. Deferred income taxes are recorded for the corporate subsidiaries based on earnings reported. The provision for income taxes differs from the amounts currently payable because of temporary differences in the recognition of certain income and expense items for financial reporting and tax reporting purposes. Income taxes are computed under the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial bases of assets and liabilities (Note 15).
Real Estate Ownership Operations
Our real estate operations are conducted through a subsidiary REIT. As a REIT, our real estate operations are generally not subject to federal tax, and accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements for these operations. These operations are subject to certain state, local and foreign taxes, as applicable.
In October 2007, we transferred our real estate assets from a wholly owned subsidiary into Carey REIT II, Inc. (“Carey REIT II”), a newly formed wholly owned REIT subsidiary. On January 1, 2008, we merged our subsidiary Carey REIT, Inc. (“Carey REIT”) into Carey REIT II with Carey REIT II as the survivor. Carey REIT held certain properties, including certain properties acquired from Corporate Property Associates 12 Incorporated in 2006. To the extent that the fair value of Carey REIT property in the merger exceeded its tax basis at the time of the merger, Carey REIT II would be subject to corporate level taxes to the extent of this “built-in-gain” if the properties were to be sold in a taxable transaction within ten years from the date of the merger. At the time of the merger, Carey REIT owned three properties whose tax values were not significantly different from their fair values. We do not expect to trigger any “built-in-gains” nor do we expect any significant “built-in-gains” tax if triggered.
Carey REIT II elected to be taxed as a REIT under Sections 856 through 860 of the Code, with the filing of its 2007 return. We believe we have operated, and we intend to continue to operate, in a manner that allows Carey REIT II to continue to qualify as a REIT. Under the REIT operating structure, Carey REIT II is permitted to deduct distributions paid to our shareholders and generally will not be required to pay U.S. federal income taxes. Accordingly, no provision has been made for U.S. federal income taxes related to Carey REIT II in the consolidated financial statements.
Investment Management Operations
We conduct our investment management operations primarily through taxable subsidiaries. These operations are subject to federal, state, local and foreign taxes, as applicable. Our financial statements are prepared on a consolidated basis including these taxable subsidiaries and include a provision for current and deferred taxes on these operations.
Future Accounting Requirements
In June 2009, the FASB amended the existing guidance regarding accounting for transfers and servicing of financial assets and extinguishment of liabilities by eliminating the concept of a qualifying special-purpose entity; limiting the circumstances where the transfer of a portion of a financial asset will qualify as a sale even if all other derecognition criteria are met; clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; and expanding the disclosures surrounding transfers of financial assets. The new guidance is effective for us beginning January 1, 2010. We are currently assessing the potential impact that the adoption of the new guidance will have on our financial position and results of operations.
In June 2009, the FASB issued amended guidance related to the consolidation of VIEs. These amendments require an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amendments change the consideration of kick-out rights in determining if an entity is a VIE, which may cause certain additional entities to now be considered VIEs. Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE. This guidance is effective for us beginning January 1, 2010. We are currently assessing the potential impact that the adoption of the new guidance will have on our financial position and results of operations.
W. P. Carey 2009 10-K — 58

Notes to Consolidated Financial Statements
Note 3. Agreements and Transactions with Related Parties
Advisory Services with the CPA® REITs
Directly and through wholly-owned subsidiaries, we earn revenue as the advisor to the CPA® REITs. Under the advisory agreements with the CPA® REITs, we manage the portfolios of the CPA® REITs and structure and negotiate investments and debt placement transactions for them, and may provide additional services. The advisory agreements were amended and renewed effective October 1, 2009. The following table presents a summary of revenue earned and cash received from the CPA® REITs in connection with providing services to them (in thousands):

	Years ended December 31,
	2009	2008	2007
Asset management revenue	$76,621	$80,714	$83,051
Structuring revenue	23,273	20,236	78,175
Wholesaling revenue	6,550	5,129	27
Reimbursed costs from affiliates	48,715	41,179	13,782

	$155,159	$147,258	$175,035

Asset Management Revenue
Under the terms of the advisory agreements, we earn asset management revenue totaling 1% per annum of average invested assets, which is calculated according to the advisory agreements for each CPA® REIT. A portion of this asset management revenue is contingent upon the achievement of specific performance criteria for each CPA® REIT, which is generally defined to be a cumulative distribution return for shareholders of the CPA® REIT. For CPA®:14, CPA®:15 and CPA®:16 – Global, this performance revenue is generally equal to 0.5% of the average invested assets of the CPA® REIT. For CPA®:17 – Global, we earn asset management revenue ranging from 0.5% of average market value for long-term net leases and certain other types of real estate investments up to 1.75% of average equity value for certain types of securities. For CPA®:17 – Global, we do not earn performance revenue, but we receive up to 10% of distributions of available cash from its operating partnership. For the year ended December 31, 2009, we received $2.2 million in cash under this provision. Asset management revenue for the year ended December 31, 2007 included performance revenue recognized from CPA®:16 – Global on achievement of its performance criterion in June 2007 (see CPA®:16 – Global Performance Criterion below).
Under the terms of the advisory agreements, we may elect to receive shares of restricted stock for any revenue due from each CPA® REIT. In 2009, we elected to receive all asset management revenue in cash, with the exception of CPA®:17 – Global’s asset management revenue, which we elected to receive in restricted shares. We also elected to receive performance revenue from CPA®:16 – Global in restricted shares, while for CPA®:14 and CPA®:15 we elected to receive 80% of all performance revenue in restricted shares, with the remaining 20% payable in cash. In 2008, for CPA®:14, CPA®:15 and CPA®:16 – Global, we elected to receive all asset management revenue in cash and all performance revenue in restricted shares rather than cash, while for CPA®:17 – Global we elected to receive asset management revenue in restricted shares. In 2007, we elected to receive all asset management revenue in cash, with the exception of CPA®:16 – Global’s asset management revenue, for which we elected to receive restricted shares, and all performance revenue in restricted shares. We did not earned asset management revenue from CPA®:17 – Global in 2007 as it had no investments.
Structuring Revenue
Under the terms of the advisory agreements, we earn revenue in connection with structuring and negotiating investments and related mortgage financing for the CPA® REITs, which we call acquisition revenue. Under each of the advisory agreements, we may receive acquisition revenue of up to an average of 4.5% of the total cost of all investments made by each CPA® REIT. A portion of this revenue (generally 2.5%) is paid when the transaction is completed, while the remainder (generally 2%) is payable in equal annual installments ranging from three to eight years, provided the relevant CPA® REIT meets its performance criterion. Unpaid installments bear interest at annual rates ranging from 5% to 7%. Interest earned on unpaid installments was $1.5 million, $2.3 million and $6.0 million for the year ended December 31, 2009, 2008 and 2007, respectively. Interest income for the year ended December 31, 2007 included interest income recognized from CPA®:16 – Global on achievement of its performance criterion in June 2007 (see CPA®:16 – Global Performance Criterion below). For certain types of non-long term net lease investments acquired on behalf of CPA®:17 – Global, initial acquisition revenue may range from 0% to 1.75% of the equity invested plus the related acquisition revenue, with no deferred acquisition revenue being earned. We may also be entitled, subject to CPA® REIT board approval, to loan refinancing revenue of up to 1% of the principal amount refinanced in connection with structuring and negotiating investments. This loan refinancing revenue, together with the acquisition revenue, is referred to as structuring revenue. In addition, we may also earn revenue related to the sale of properties, subject to subordination provisions. We will only recognize this revenue if we meet the subordination provisions. Structuring revenue for the year ended December 31, 2007 includes structuring revenue recognized from CPA®:16 – Global on achievement of its performance criterion in June 2007 (see CPA®:16 – Global Performance Criterion below).
W. P. Carey 2009 10-K — 59

Notes to Consolidated Financial Statements
Reimbursed Costs from Affiliates and Wholesaling Revenue
The CPA® REITs reimburse us for certain costs, primarily broker/dealer commissions paid on behalf of the CPA® REITs and marketing and personnel costs. In addition, under the terms of a sales agency agreement between our wholly-owned broker-dealer subsidiary and CPA®:17 – Global, we earn a selling commission of up to $0.65 per share sold, selected dealer revenue of up to $0.20 per share sold and/or wholesaling revenue for selected dealers or investment advisors of up to $0.15 per share sold. We will re-allow all selling commissions to selected dealers participating in CPA®:17 – Global’s offering and will re-allow up to the full selected dealer revenue to selected dealers. If needed, we will use any retained portion of the selected dealer revenue together with the wholesaling revenue to cover other underwriting costs incurred in connection with CPA®:17 – Global’s offering. Total underwriting compensation earned in connection with CPA®:17 – Global’s offering, including selling commissions, selected dealer revenue, wholesaling revenue and reimbursements made by us to selected dealers, cannot exceed the limitations prescribed by the Financial Industry Regulatory Authority (“FINRA”). The limit on underwriting compensation is currently 10% of gross offering proceeds. We may also be reimbursed up to an additional 0.5% of the gross offering proceeds for bona fide due diligence expenses.
CPA®:16 – Global Performance Criterion
In June 2007, CPA®:16 – Global met its performance criterion (a non-compounded cumulative distribution return of 6% per annum), as defined in its advisory agreement, and as a result, we recognized previously deferred revenue totaling $45.9 million (consisted of asset management revenue of $11.9 million, structuring revenue of $31.7 million and interest income on the previously deferred structuring revenue of $2.3 million). In addition, as a result of CPA®:16 – Global meeting its performance criterion, we recognized and paid to certain employees incentive and commission compensation of $6.6 million that had previously been deferred.
The deferred asset management revenue of $11.9 million was paid in July 2007 by CPA®:16 – Global in the form of 1,194,549 shares of CPA®:16 – Global’s restricted common stock. The deferred structuring revenue of $31.7 million and interest thereon of $2.3 million was paid in cash by CPA®:16 – Global in January 2008, 2009 and 2010 in the amounts of $28.3 million, $4.7 million and $1.0 million, respectively.
Other Transactions with Affiliates
We are the general partner in a limited partnership (which we consolidate for financial statement purposes) that leases our home office space and participates in an agreement with certain affiliates, including the CPA® REITs, for the purpose of leasing office space used for the administration of our operations and the operations of our affiliates and for sharing the associated costs. During the years ended December 31, 2009, 2008 and 2007, we recorded income from noncontrolling interest partners of $2.4 million, $2.4 million and $2.0 million, respectively, in each case related to reimbursements from these affiliates. The average estimated minimum lease payments on the office lease, inclusive of noncontrolling interests, at December 31, 2009 approximates $2.9 million annually through 2016.
We own interests in entities ranging from 5% to 95%, including jointly-controlled tenant-in-common interests in properties, with the remaining interests generally held by affiliates, and own common stock in each of the CPA® REITs. We consolidate certain of these investments (Note 2) and account for the remainder under the equity method of accounting (Note 6).
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
An employee owns a redeemable noncontrolling interest in WPCI, a subsidiary company that structures net lease transactions on behalf of the CPA® REITs outside of the U.S., as well as certain related entities. As discussed in Note 14, we acquired interests in those same entities from another employee at a negotiated fair market value of approximately $15.4 million as part of a mutually agreed separation.
W. P. Carey 2009 10-K — 60

Notes to Consolidated Financial Statements
Included in Accounts payable, accrued expenses and other liabilities in the consolidated balance sheets at each of December 31, 2009 and 2008 are amounts due to affiliates totaling $0.9 million.
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
In December 2007, we received a loan totaling $7.6 million from two affiliated ventures in which we have interests that are accounted for under the equity method of accounting. The loan was used to fund the acquisition of certain tenancy-in-common interests in Europe and was repaid in March 2008. During the years ended December 31, 2008 and 2007, we incurred interest expense of $0.1 million and less than $0.1 million, respectively, in connection with this loan.
Note 4. Real Estate
Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows (in thousands):

	December 31,
	2009	2008
Land	$98,971	$109,234
Buildings	426,636	493,810
Less: Accumulated depreciation	(100,247)	(103,249)

	$425,360	$499,795

Operating Real Estate
Operating real estate, which consists primarily of our self-storage investments through Carey Storage and our Livho subsidiary, at cost, is summarized as follows (in thousands):

	December 31,
	2009	2008
Land	$16,257	$15,408
Buildings	69,670	69,139
Less: Accumulated depreciation	(12,039)	(10,013)

	$73,888	$74,534

Our investments in real estate are categorized as either real estate or net investment in direct financing leases for consolidated investments and equity investments in real estate for unconsolidated ventures. Acquisitions of real estate are discussed in Note 4, while acquisitions of net investment in direct financing leases are discussed in Note 5 and acquisitions of equity investments in real estate are discussed in Note 6.
Real Estate Acquired
We did not acquire any consolidated real estate investments in 2009 and 2008. In 2007, we acquired an investment in Poland at a total cost of $13.9 million, based upon the exchange rate of the Euro at the date of acquisition. Carey Storage also acquired seven domestic self-storage properties at a total cost of $35.0 million during 2007.
W. P. Carey 2009 10-K — 61

Notes to Consolidated Financial Statements
Acquisition Costs
We adopted the FASB’s revised guidance for business combinations on January 1, 2009. The revised guidance establishes principles and requirements for how the acquirer in a business combination must recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the entity acquired, and goodwill acquired in a business combination. Additionally, the revised guidance requires that an acquiring entity must immediately expense all acquisition costs and fees associated with a business combination, while such costs are capitalized for transactions deemed to be acquisitions of an asset. We may be impacted by the adoption of the revised guidance through both the investments we make for our own portfolio as well as our equity interests in the CPA® REITs. To the extent we make investments for our own portfolio or on behalf of the CPA® REITs that are deemed to be business combinations, our results of operations will be negatively impacted by the immediate expensing of acquisition costs and fees incurred in accordance with the revised guidance, whereas in the past such costs and fees would have been capitalized and allocated to the cost basis of the acquisition. Post acquisition, there will be a subsequent positive impact on our results of operations through a reduction in depreciation expense over the estimated life of the properties. For those investments that are not deemed to be a business combination, the revised guidance is not expected to have a material impact on our consolidated financial statements. Historically, we have not acquired investments that would be deemed a business combination under the revised guidance.
We did not make any investments for our own portfolio that were deemed to be business combinations during 2009. All investments structured on behalf of the CPA® REITs during 2009 were deemed to be real estate asset acquisitions. Acquisition costs and fees capitalized by the CPA® REITs during 2009 totaled $0.1 million, $0.2 million, $5.5 million and $20.7 million for CPA®:14, CPA®:15, CPA®:16 – Global and CPA®:17 – Global, respectively.
Carey Storage
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
In connection with this transaction, Carey Storage repaid, in full, the $35.0 million outstanding balance on its secured credit facility at a discount for $28.0 million, terminated the facility, and recognized a gain of $7.0 million on the repayment of this debt, inclusive of the third party’s interest of $4.2 million. The debt repayment was financed with a portion of the proceeds from the exchange of the 60% interest and non-recourse debt with a new lender totaling $25.0 million, which is secured by individual mortgages on, and cross-collateralized by, the thirteen properties in the Carey Storage portfolio. The new financing bears interest at a fixed rate of 7% per annum and has a 10 year term with a rate reset after 5 years. The $7.0 million gain recognized on the debt repayment and the third party’s $4.2 million interest in this gain are both reflected in Other income and (expenses) in the consolidated financial statements.
In August 2009, Carey Storage borrowed an additional $3.5 million that is secured by individual mortgages on, and cross-collateralized by, seven properties in the Carey Storage portfolio and distributed the proceeds to its profit sharing interest holders. This new loan has an annual fixed interest rate of 7.25% and has a term of 9.6 years with a rate reset after 5 years. As part of this transaction, Carey Storage distributed $1.9 million to its third party investor, which has been reflected as a reduction of the profit sharing obligation.
We reflect our Carey Storage operations in our real estate ownership segment. Costs totaling $1.0 million incurred in structuring the transaction and bringing in a new investor into these operations are reflected in General and administrative expenses in our investment management segment.
Scheduled Future Minimum Rents
Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI-based increases, under non-cancelable operating leases at December 31, 2009 as follows (in thousands):

Years ended December 31,
2010	$53,345
2011	42,100
2012	32,916
2013	27,415
2014	25,498
Thereafter through 2025	59,400
Percentage rent revenue was $0.1 million in both 2009 and 2008 and $0.3 million in 2007.
W. P. Carey 2009 10-K — 62

Notes to Consolidated Financial Statements
Note 5. Net Investment in Direct Financing Leases
Net investment in direct financing leases is summarized as follows (in thousands):

	December 31,
	2009	2008
Minimum lease payments receivable	$64,201	$55,057
Unguaranteed residual value	78,526	81,132

	142,727	136,189
Less: unearned income	(62,505)	(52,397)

	$80,222	$83,792

During 2008, we sold our net investment in a direct financing lease for $5.0 million, net of selling costs, and recognized a net gain on sale of $1.1 million. Refer to Note 12 for details of impairment charges on net investments in direct financing leases.
Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, percentage of sales rents and future CPI-based adjustments, under non-cancelable direct financing leases are as follows (in thousands):

Years ended December 31,
2010	$10,950
2011	9,994
2012	9,831
2013	9,613
2014	6,657
Thereafter through 2022	17,156
Percentage rent revenue approximated $0.1 million in each of 2009, 2008, and 2007.
Note 6. Equity Investments in Real Estate and CPA® REITs
Our equity investments in real estate for our investments in the CPA® REITs and for our interests in unconsolidated venture properties are summarized below. As described in Note 2, we recognized an out-of-period adjustment in the third quarter of 2007 that impacted our equity investments in real estate and CPA® REITs.
CPA® REITs
We own interests in the CPA® REITs and account for these interests under the equity method because, as their advisor, we do not exert control but have the ability to exercise significant influence. Shares of the CPA® REITs are publicly registered and the CPA® REITs file periodic reports with the SEC, but the shares are not listed on any exchange and are not actively traded. We earn asset management and performance revenue from the CPA® REITs and have elected, in certain cases, to receive this revenue in the form of restricted common stock of the CPA® REITs rather than cash (Note 3).
W. P. Carey 2009 10-K — 63

Notes to Consolidated Financial Statements
The following table sets forth certain information about our investments in the CPA® REITs (dollars in thousands):

	% of Outstanding Shares at		Carrying Amount of Investment at
	December 31,		December 31,
Fund	2009	2008	2009 (a)	2008 (a)
CPA®:14	8.5%	7.4%	$79,906	$78,052
CPA®:15	6.5%	5.5%	78,816	74,959
CPA®:16 – Global	4.7%	3.7%	53,901	46,880
CPA®:17 – Global	0.4%	0.2%	3,328	1,080

			$215,951	$200,971

(a)	Includes asset management fee receivable at period end for which shares will be issued during the subsequent period.
The following tables present combined summarized financial information for the CPA® REITs. Amounts provided are the total amounts attributable to the CPA® REITs and do not represent our proportionate share (in thousands):

	December 31,
	2009	2008
Assets	$8,468,955	$8,272,855
Liabilities	(4,638,552)	(4,605,886)

Shareholders’ equity	$3,830,403	$3,666,969

	Years ended December 31,
	2009	2008	2007
Revenues	$757,780	$730,207	$605,049
Expenses	(759,378)	(633,492)	(409,623)

Net income	$(1,598)	$96,715	$195,426

We recognized loss from our equity investments in the CPA® REITs of $0.3 million for the year ended December 31, 2009 and income of $6.2 and $11.2 million for the years ended December 31, 2008 and 2007, respectively. Income recognized from our equity investments in the CPA® REITs is impacted by several factors, including impairment charges recorded by the CPA® REITs. During the years ended December 31, 2009, 2008 and 2007, the CPA® REITs recognized impairment charges totaling approximately $170 million, $40.4 and $8.4 million, respectively, which reduced the income we earned from these investments by $11.5 million, $2.1 and $0.3 million, respectively.
Interests in Unconsolidated Venture Properties
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies in which our ownership interests are 75% or less but over which we exercise significant influence, and (ii) as tenants-in-common subject to common control. All of the underlying investments are generally owned with affiliates. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus fundings).
W. P. Carey 2009 10-K — 64

Notes to Consolidated Financial Statements
The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying value of these ventures is affected by the timing and nature of distributions (dollars in thousands):

	Ownership	Carrying Value at
	Interest at	December 31,
Lessee	December 31, 2009	2009	2008
Schuler A.G. (a) (b)	33%	$23,755	$23,279
The New York Times Company (c)	18%	19,740	—
Carrefour France, SAS (a)	46%	17,570	17,213
U. S. Airways Group, Inc. (b) (d)	75%	8,927	—
Medica — France, S.A. (a)	46%	6,160	7,115
Hologic, Inc. (b)	36%	4,388	4,402
Consolidated Systems, Inc. (b)	60%	3,395	3,420
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	5%	2,639	2,467
Information Resources, Inc.	33%	2,270	1,571
Federal Express Corporation	40%	1,976	2,565
Childtime Childcare, Inc.	34%	1,843	1,748
The Retail Distribution Group (e)	40%	1,099	264
Amylin Pharmaceuticals, Inc. (b) (f)	50%	(4,723)	(4,395)

		$89,039	$59,649

(a)	Carrying value of investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(b)	Represents tenant-in-common interest (Note 2).

(c)	We acquired our interest in this investment in March 2009.

(d)	In the third quarter of 2009, we recorded an adjustment to record this entity on the equity method. This entity had previously been accounted for under a proportionate consolidation method (Note 2). If the entity had previously been accounted for under the equity method, it would have had a carrying value of $7.5 million at December 31, 2008.

(e)	In July 2009, we contributed $1.5 million to this venture to pay off a maturing mortgage loan.

(f)	In June 2007, this venture refinanced its existing non-recourse mortgage debt for new non-recourse financing of $35.4 million based on the appraised value of the underlying real estate of the venture and distributed the proceeds to the venture partners.
The following tables present combined summarized financial information of our venture properties. Amounts provided are the total amounts attributable to the venture properties and do not represent our proportionate share (in thousands):

	December 31,
	2009	2008
Assets	$1,253,959	$816,502
Liabilities	(734,672)	(615,759)

Partners’/members’ equity	$519,287	$200,743

	Years ended December 31,
	2009	2008	2007
Revenues	$119,265	$88,713	$71,737
Expenses	(61,519)	(65,348)	(53,791)

Net income	$57,746	$23,365	$17,946

We recognized income from these equity investments in real estate of $13.8 million, $8.0 million and $7.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. These amounts represent our share of the income of these ventures as well as certain depreciation and amortization adjustments related to purchase accounting and other-than-temporary impairment charges. In addition, income from these equity investments in real estate for the year ended December 31, 2007 included an out-of-period adjustment of $3.5 million (Note 2).
W. P. Carey 2009 10-K — 65

Notes to Consolidated Financial Statements
Equity Investment in Real Estate Acquired
In March 2009, an entity in which we, CPA®:16 – Global and CPA®:17 – Global hold 17.75%, 27.25% and 55% interests, respectively, completed a net lease financing transaction with respect to a leasehold condominium interest, encompassing approximately 750,000 rentable square feet, in the office headquarters of The New York Times Company for approximately $233.7 million in the aggregate. Our share of the purchase price was approximately $40.0 million, which we funded with proceeds from our line of credit. We account for this investment under the equity method of accounting as we do not have a controlling interest in the entity but exercise significant influence over it. In connection with this investment, which was deemed a direct financing lease, the venture capitalized costs and fees totaling $8.7 million. In August 2009, the venture obtained mortgage financing on the New York Times property of $119.8 million at an annual interest rate of LIBOR plus 4.75% that has been capped at 8.75% through the use of an interest rate cap. This new financing has a term of five years.
Note 7. Intangible Assets and Goodwill
In connection with our acquisition of properties, we have recorded net lease intangibles of $34.5 million, which are being amortized over periods ranging from two years to 30 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in depreciation and amortization. Below-market rent intangibles are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.
Intangibles and goodwill are summarized as follows (in thousands):

	December 31,
	2009	2008
Amortized Intangibles Assets
Management contracts	$32,765	$32,765
Less: accumulated amortization	(26,262)	(23,489)

	$6,503	$9,276

Lease Intangibles:
In-place lease	$18,614	$19,365
Tenant relationship	9,816	10,140
Above-market rent	8,085	9,707
Less: accumulated amortization	(25,413)	(22,760)

	$11,102	$16,452

Unamortized Goodwill and Indefinite-Lived Intangible Assets
Goodwill	$63,607	$63,607
Trade name	3,975	3,975

	$67,582	$67,582

	$85,187	$93,310

Amortized Below-Market Rent Intangible
Below-market rent	$(2,009)	$(2,009)
Less: accumulated amortization	641	540

	$(1,368)	$(1,469)

Net amortization of intangibles was $6.6 million, $7.3 million and $8.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Based on the intangible assets at December 31, 2009, annual net amortization of intangibles for each of the next five years is as follows: 2010 — $5.4 million; 2011 — $2.3 million, 2012 — $2.0 million, 2013 — $1.9 million and 2014 — $0.7 million.
W. P. Carey 2009 10-K — 66

Notes to Consolidated Financial Statements
Note 8. Debt
Scheduled debt principal payments during each of the next five years following December 31, 2009 and thereafter are as follows (in thousands):

Years ended December 31,	Total
2010	$19,124
2011 (a)	139,870
2012	34,493
2013	5,545
2014	5,532
Thereafter through 2019	121,766

Total	$326,330

(a)	Includes $111.0 million outstanding under our line of credit, which is scheduled to mature in June 2011.
Non-recourse debt
Non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real property and direct financing leases with an aggregate carrying value of $357.3 million at December 31, 2009. Our mortgage notes payable had fixed annual interest rates ranging from 4.9% to 8.1% and variable annual interest rates ranging from 1.3% to 7.3%, with maturity dates ranging from 2010 to 2019 at December 31, 2009.
In December 2006, Carey Storage, entered into a two year secured credit facility for up to $105.0 million that provided for advances through March 8, 2008, after which no additional borrowings were available. The credit facility was scheduled to expire in December 2008; however, pursuant to its terms, in December 2008 we exercised an option to extend the maturity date of this facility for an additional year. In January 2009, Carey Storage repaid, in full, the $35.0 million outstanding under this credit facility at a discount for $28.0 million and terminated the facility.
Line of credit
In June 2007, we entered into a $250.0 million revolving line of credit to replace our previous $175.0 million line of credit. Pursuant to its terms, the $250.0 million line of credit, which is scheduled to mature in June 2011, can be increased up to $300.0 million at the discretion of the lenders and, at our discretion, can be extended for an additional year subject to satisfying certain conditions and the payment of an extension fee equal to 0.125% of the total commitments under the facility at that time.
The line of credit provides for an annual interest rate, at our election, of either (i) LIBOR plus a spread that ranges from 75 to 120 basis points depending on our leverage or (ii) the greater of the lender’s prime rate and the Federal Funds Effective Rate plus 50 basis points. At December 31, 2009, the average interest rate on advances on the line of credit was 1.3%. In addition, we pay an annual fee ranging between 12.5 and 20 basis points of the unused portion of the line of credit, depending on our leverage ratio. Based on our leverage ratio at December 31, 2009, we pay interest at LIBOR plus 75 basis points and pay 12.5 basis points on the unused portion of the line of credit. The line of credit has financial covenants that among other things require us to maintain a minimum equity value, restrict the amount of distributions we can pay and requires us to meet or exceed certain operating and coverage ratios. We were in compliance with these covenants at December 31, 2009.
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
W. P. Carey 2009 10-K — 67

Notes to Consolidated Financial Statements
Note 10. Commitments and Contingencies
At December 31, 2009, we were not involved in any material litigation.
Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.
We have provided certain representations in connection with divestitures of certain of our properties. These representations address a variety of matters including environmental liabilities. We are not aware of any claims or other information that would give rise to material payments under such representations.
Note 11. Fair Value Measurements
In September 2007, the FASB issued authoritative guidance for using fair value to measure assets and liabilities, which we adopted as required on January 1, 2008, with the exception of nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, which we adopted as required on January 1, 2009. In April 2009, the FASB provided additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, which we adopted as required in the second quarter of 2009. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including interest rate caps and swaps; and Level 3, for which little or no market data exists, therefore requiring us to develop our own assumptions, such as certain marketable securities.
The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2009 and 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$4,283	$4,283	$—	$—
Marketable securities	1,687	—	—	1,687

Total	$5,970	$4,283	$—	$1,687

Liabilities:
Derivative liabilities	$634	$—	$634	$—
Redeemable noncontrolling interests	$7,692	$—	$—	$7,692

Total	$8,326	$—	$634	$7,692

W. P. Carey 2009 10-K — 68

Notes to Consolidated Financial Statements

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$2,068	$2,068	$—	$—
Marketable securities	1,628	—	—	1,628

Total	$3,696	$2,068	$—	$1,628

Liabilities:
Derivative liabilities	$419	$—	$419	$—
Redeemable noncontrolling interests	18,085	—	—	18,085

Total	$18,504	$—	$419	$18,085

Assets and liabilities presented above exclude assets and liabilities owned by unconsolidated ventures.

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3 Only)
				Redeemable
	Marketable	Derivative	Total	Noncontrolling	Total
	Securities	Assets	Assets	Interests	Liabilities
	Year ended December 31, 2009
Beginning balance	$1,628	$—	$1,628	$18,085	$18,085
Total gains or losses (realized and unrealized):
Included in earnings	(2)	—	(2)	2,258	2,258
Included in other comprehensive income	16	—	16	12	12
Distributions paid	—	—	—	(4,056)	(4,056)
Redemption value adjustment	—	—	—	6,773	6,773
Purchases, issuances and settlements	45	—	45	(15,380)	(15,380)

Ending balance	$1,687	$—	$1,687	$7,692	$7,692

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(2)	$—	$(2)	$—	$—

W. P. Carey 2009 10-K — 69

Notes to Consolidated Financial Statements

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3 Only)
				Redeemable
	Marketable	Derivative	Total	Noncontrolling	Total
	Securities	Assets	Assets	Interests	Liabilities
	Year ended December 31, 2008
Beginning balance	$1,494	$204	$1,698	$20,394	$20,394
Total gains or losses (realized and unrealized):
Included in earnings	(3)	(204)	(207)	1,508	1,508
Included in other comprehensive income	(43)	—	(43)	—	—
Distributions paid	—	—	—	(4,139)	(4,139)
Redemption value adjustment	—	—	—	322	322
Purchases, issuances and settlements	180	—	180	—	—

Ending balance	$1,628	$—	$1,628	$18,085	$18,085

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$(204)	$(204)	$—	$—

Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.
We account for the noncontrolling interests in WPCI as redeemable noncontrolling interests (Note 14). We determined the valuation of redeemable noncontrolling interests using widely accepted valuation techniques, including discounted cash flow on the expected cash flows of the investment as well as the income capitalization approach, which considers prevailing market capitalization rates.
At December 31, 2009, we performed our quarterly assessment of the value of certain of our real estate investments in accordance with current authoritative accounting guidance. We determined the valuation of these assets using the valuation techniques described above. We reviewed each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. Based on this valuation, during the year ended December 31, 2009 we recorded impairment charges totaling $10.4 million as described in Note 12, calculated based on market conditions and assumptions at December 31, 2009. Actual results may differ materially if market conditions or the underlying assumptions change.
Our financial instruments had the following carrying value and fair value (in thousands):

	December 31, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt	$215,330	$201,774	$245,874	$242,210
Line of credit	111,000	108,900	81,000	77,200
Marketable securities (a)	1,681	1,687	1,612	1,628

(a)	Carrying value represents historical cost for marketable securities.
We determine the estimated fair value of our debt instruments using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimate that our other financial assets and liabilities (excluding net investment in direct financing leases) had fair values that approximated their carrying values at both December 31, 2009 and 2008.
W. P. Carey 2009 10-K — 70

Notes to Consolidated Financial Statements
Note 12. Impairment Charges
We recorded impairment charges of $10.4 million, $1.0 million and $3.3 million for the years ended December 31, 2009, 2008 and 2007, respectively, of which $0.9 million, $0.5 million and $2.9 million are included in discontinued operations for the years ended December 31, 2009, 2008 and 2007, respectively.
Impairment Charges on Operating Assets
During the year ended December 31, 2009, we recognized impairment charges on various properties totaling $6.9 million. These impairments were primarily the result of writing down the properties’ carrying values to their respective estimated fair values in connection with potential sales due to tenants vacating or not renewing their leases. Impairment charges recognized in 2007 totaled $0.4 million. There were no such impairments recognized during 2008.
Impairment Charges on Direct Finance Leases
In connection with our annual review of the estimated residual values on our properties classified as net investments in direct financing leases, we determined that an other than temporary decline in estimated residual value had occurred at various properties due to market conditions, and the accounting for the direct financing leases was revised using the changed estimates. The changes in estimates resulted in the recognition of impairment charges totaling $2.6 million and $0.5 million in 2009 and 2008, respectively. There were no such impairments recognized during 2007.
Impairment Charges on Properties Sold
During the years ended December 31, 2009, 2008 and 2007, we recognized impairment charges on properties sold totaling $0.9 million, $0.5 million and $2.9 million, respectively. These impairment charges, which are included in discontinued operations, were the result of reducing these properties’ carrying values to their estimated fair values (Note 16).
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
Foreign Currency Exchange
We are exposed to foreign currency exchange rate movements, primarily in the Euro. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency, but we are subject to foreign currency exchange rate movements to the extent of the difference in the timing and amount of the rental obligation and the debt service. We also face challenges with repatriating cash from our foreign investments. We may encounter instances where it is difficult to repatriate cash because of jurisdictional restrictions or because repatriating cash may result in current or future tax liabilities. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other income and (expenses) in the consolidated financial statements.
Use of Derivative Financial Instruments
When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates. We have not entered, and do not plan to enter into, financial instruments for trading or speculative purposes. In addition to derivative instruments that we enter into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, and we may own common stock warrants, granted to us by lessees when structuring lease transactions, that are considered to be derivative instruments. The primary risks related to our use of derivative instruments are that a counterparty to a hedging arrangement could default on its obligation or that the credit quality of the counterparty may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction. While we seek to mitigate these risks by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be credit worthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.
W. P. Carey 2009 10-K — 71

Notes to Consolidated Financial Statements
We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in OCI until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.
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
The following table sets forth our derivative instruments at December 31, 2009 and 2008 (in thousands):

		Liability Derivatives Fair Value at
	Balance Sheet Location	December 31, 2009	December 31, 2008
Derivatives designated as hedging instruments
Interest rate swap	Other liabilities	$(634)	$(419)

Derivatives not designated as hedging instruments
Interest rate cap (a)	Other liabilities	—	—

Total derivatives		$(634)	$(419)

(a)	Our secured credit facility had a variable interest rate equal to the one-month LIBOR plus a spread of 225 basis points. In March 2008, we obtained a $35.5 million interest rate cap whereby the LIBOR component of our interest rate could not exceed 4.75% through December 2008. In October 2008, we amended the interest rate cap agreement so that the LIBOR component of the interest rate could not exceed 5.75% through December 2009. In January 2009, this credit facility was repaid and terminated, at which time the interest rate cap was terminated. For the duration of the interest rate cap, we did not account for this instrument as a hedge, and therefore changes in value were reflected in our consolidated statement of income. The interest rate cap had no fair value at either December 31, 2008 or the date of termination, and no gains or losses were included in Other income and (expenses) for the years ended December 31, 2009 and 2008.
Our derivative instruments had no impact on our earnings for the years ended December 31, 2009, 2008 and 2007. The following table presents the impact of derivative instruments on OCI within our consolidated financial statements (in thousands):

	Amount of (Loss) Gain Recognized in
	OCI on Derivative (Effective Portion)
	Years ended December 31,
	2009	2008	2007
Derivatives in Cash Flow Hedging Relationships
Interest rate swap (a)	$(243)	$(419)	$—

(a)	During the years ended December 31, 2009, 2008 and 2007, no gains or losses were reclassified from OCI into income related to effective or ineffective portions of hedging relationships or to amounts excluded from effectiveness testing.
See below for information on our purposes for entering into derivative instruments and for information on derivative instruments owned by unconsolidated ventures, which are excluded from the tables above.
Interest Rate Swaps and Caps
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with counterparties. Interest rate swaps, which effectively convert the variable rate debt service obligations of the loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. Interest rate caps limit the effective borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.
W. P. Carey 2009 10-K — 72

Notes to Consolidated Financial Statements
The interest rate swap derivative instrument that we had outstanding at December 31, 2009 was designated as a cash flow hedge and is summarized as follows (dollars in thousands):

		Notional(a)	Effective	Effective	Expiration
	Type	Amount	Interest Rate	Date	Date	Fair Value(a)
3-Month Euribor	“Pay-fixed” swap	$ 9,428	4.2%	3/2008	3/2018	$(634)

(a)	Amounts are based upon the Euro exchange rate at December 31, 2009.
The interest rate cap derivative instruments that our unconsolidated ventures had outstanding at December 31, 2009 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Ownership Interest		Notional			Effective	Expiration
	at December 31, 2009	Type	Amount	Cap Rate (a)	Spread	Date	Date	Fair Value
3-Month LIBOR	17.75%	Interest rate cap	$119,750	4.0%	4.8%	8/2009	8/2014	$2,985
1-Month LIBOR	78.95%	Interest rate cap	18,828	3.0%	4.0%	9/2009	4/2014	557

								$3,542

(a)	The applicable interest rates of the related loans were 5.0% and 4.2% at December 31, 2009; therefore, the interest rate caps were not being utilized at that date.
Other
Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on our non-recourse variable-rate debt. At December 31, 2009, we estimate that an additional $0.3 million will be reclassified as interest expense during the next twelve months.
We have agreements with certain of our derivative counterparties that contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on any of our indebtedness. At December 31, 2009, we have not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $0.7 million at December 31, 2009, which includes accrued interest but excludes any adjustment for nonperformance risk. If we had breached any of these provisions at December 31, 2009, we could have been required to settle our obligations under these agreements at their termination value of $0.8 million.
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
At December 31, 2009, the majority of our directly owned real estate properties were located in the U.S. (89%), with Texas (17%) and California (13%) representing the only geographic concentrations. At December 31, 2009, our directly owned real estate properties contain concentrations in the following asset types: industrial (35%), office (35%) and warehouse/distribution (15%); and in the following tenant industries: telecommunications (18%), business and commercial services (17%) and retail stores (10%).
W. P. Carey 2009 10-K — 73

Notes to Consolidated Financial Statements
Note 14. Equity and Stock Based and Other Compensation
Distributions Payable
We declared a quarterly distribution of $0.502 per share and a special distribution of $0.30 per share in December 2009, which was paid in January 2010 to shareholders of record at December 31, 2009. The special distribution was approved by our board of directors as a result of an increase in our 2009 taxable income.
Accumulated Other Comprehensive Loss
The following table presents accumulated other comprehensive loss reflected in equity, net of tax. Amounts include our proportionate share of other comprehensive income or loss from our unconsolidated investments (in thousands):

	December 31,
	2009	2008
Unrealized gain (loss) on marketable securities	$42	$(11)
Unrealized loss on derivative instruments	(901)	(419)
Foreign currency translation adjustment	178	(398)

Accumulated other comprehensive loss	$(681)	$(828)

Stock Based Compensation
At December 31, 2009, we maintained several stock-based compensation plans as described below. The total compensation expense (net of forfeitures) for these plans was $9.3 million, $7.3 million and $5.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. The tax benefit recognized by us related to these plans totaled $4.2 million, $3.2 million and $2.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.
1997 Share Incentive Plan
We maintain the 1997 Share Incentive Plan (as amended, the “1997 Incentive Plan”), which authorized the issuance of up to 6,200,000 shares of our Common Stock, of which 5,892,253 were issued or are currently reserved for issuance upon exercise of outstanding options and vesting of restricted units and performance units at December 31, 2009. The 1997 Incentive Plan has been replaced by a new stock incentive plan (see “2009 Incentive Plan” below), and as a result no further awards can be made under the 1997 Incentive Plan. The 1997 Incentive Plan provided for the grant of (i) share options, which may or may not qualify as incentive stock options under the Code , (ii) performance shares or units, (iii) dividend equivalent rights and (iv) restricted shares or units. The vesting of grants is accelerated upon a change in our control and under certain other conditions. Options granted under the 1997 Incentive Plan generally have a 10-year term and generally vest in four equal annual installments.
In December 2007, the Compensation Committee approved a long-term incentive compensation program (the “LTIP”) and terminated further contributions to the Partnership Equity Unit Plan described below. In 2008, the Compensation Committee approved long-term incentive awards consisting of 153,900 RSUs and 148,250 PSUs under the LTIP through the 1997 Incentive Plan. In 2009, the Compensation Committee granted 126,050 RSUs and 152,000 PSUs under the LTIP through the 1997 Incentive Plan. The RSUs generally vest over three years. Vesting and payment of the PSUs is conditional on certain performance goals being met by us during the performance period. The ultimate number of PSUs to be vested will depend on the extent to which we meet the performance goals at the end of the three-year performance period and can range from zero to three times the original awards. At the end of each reporting period, we evaluate the ultimate number of PSUs we expect to vest based upon the extent to which we have met and expect to meet the performance goals and where appropriate revise our estimate and associated expense. Upon vesting, the RSUs and PSUs may be converted into shares of our common stock. Both the RSUs and PSUs carry dividend equivalent rights. Dividend equivalent rights on RSUs are paid in cash on a quarterly basis whereas dividend equivalent rights on PSUs accrue during the performance period and may be converted into additional shares of common stock at the conclusion of the performance period to the extent the PSUs vest. Dividend equivalent rights are accounted for as a reduction to retained earnings to the extent that the awards are expected to vest. For awards that are not expected to vest or do not ultimately vest, dividend equivalent rights are accounted for as additional compensation expense.
As a result of issuing these awards, we currently expect to recognize compensation expense totaling approximately $12.9 million over the vesting period, of which $4.2 million and $2.4 million was recognized during 2009 and 2008, respectively.
W. P. Carey 2009 10-K — 74

Notes to Consolidated Financial Statements
2009 Share Incentive Plan
In June 2009, our stockholders approved the 2009 Share Incentive Plan (the “2009 Incentive Plan”) to replace the 1997 Incentive Plan, except with respect to outstanding contractual obligations under the 1997 Incentive Plan, so that no further awards can be made under that plan. The 2009 Incentive Plan authorizes the issuance of up to 3.6 million shares of our common stock and provides for the grant of (i) share options, (ii) restricted shares or units, (iii) performance shares or units, and (iv) dividend equivalent rights. The vesting of grants is accelerated upon a change in our control and under certain other conditions. Future grants under the LTIP will be made under the 2009 Incentive Plan.
1997 Non-Employee Directors’ Plan
We maintain the 1997 Non-Employee Directors’ Plan (the “1997 Directors’ Plan”), which authorized the issuance of up to 300,000 shares of our Common Stock, of which 129,462 shares were granted at December 31, 2009. The 1997 Directors’ Plan has been replaced by a new stock-based plan for outside directors, and as a result, no further awards can be made under the 1997 Directors’ Plan (see the 2009 Non-Employee Directors’ Incentive Plan below). The 1997 Directors’ Plan provided for the grant of (i) share options which may or may not qualify as incentive stock options, (ii) performance shares, (iii) dividend equivalent rights and (iv) restricted shares. Options granted under the 1997 Directors’ Plan have a 10-year term and vest generally over three years from the date of grant. In June 2007, the 1997 Director’s Plan, which had been due to expire in October 2007, was extended through October 2017.
2009 Non-Employee Directors’ Incentive Plan
In June 2009, our stockholders approved the 2009 Non-Employee Directors’ Incentive Plan (the “2009 Directors’ Plan”) to replace the predecessor plan, the 1997 Directors’ Plan, except with respect to outstanding contractual obligations under the predecessor plan, so that no further awards can be made under that plan. The 2009 Directors’ Plan authorizes the issuance of 325,000 shares of our common stock in the aggregate and provides for the automatic annual grant of RSUs with a total value of $50,000 to each director. In the discretion of our board of directors, the awards may also be in the form of share options or restricted shares, or any combination of the permitted awards. Grants under the 2009 Directors Plan totaled 30,933 RSUs at December 31, 2009.
Employee Share Purchase Plan
We sponsor an Employee Share Purchase Plan (“ESPP”) pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain limits, to purchase our common stock. Employees can purchase stock semi-annually at a price equal to 85% of the fair market value at certain plan defined dates. The ESPP is not material to our results of operations. Compensation expense under this plan for the years ended December 31, 2009, 2008 and 2007 was $0.4 million, $0.1 million and $0.2 million, respectively.
Carey Management Warrants
In January 1998, the predecessor of Carey Management was granted warrants to purchase 2,284,800 shares of our common stock exercisable at $21 per share and warrants to purchase 725,930 shares exercisable at $23 per share as compensation for investment banking services in connection with structuring the consolidation of the CPA® Partnerships. During the year ended December 31, 2008, a corporation wholly-owned by our Chairman, Wm. Polk Carey, exercised warrants to purchase a total of 695,930 shares of our common stock at $23 per share, for which we received proceeds of $16.1 million. During the years ended December 31, 2007 and 2006, the corporation wholly-owned by Mr. Carey exercised warrants to purchase a total of 684,800 and 100,000 shares of our common stock at $21 per share, for which we received proceeds of $14.4 million and $2.1 million, respectively. In addition, during 2007, 1,500,000 warrants were exercised at $21 per share in a cashless exercise for which 567,164 shares were issued. At December 31, 2008, all of the $21 per share warrants had been exercised. On January 1, 2009, the remaining 24,000 warrants exercisable at $23 per share expired without value.
Partnership Equity Unit Plan
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
W. P. Carey 2009 10-K — 75

Notes to Consolidated Financial Statements
The value of the plans is reflected at fair value each quarter and is subject to changes in the fair value of the PEP units. Compensation expense under these Plans for the years ended December 31, 2009, 2008 and 2007 was $0.2 million, $0.9 million and $5.2 million, respectively. Further contributions to the second PEP were terminated at December 31, 2007; however, this termination did not affect any awardees’ rights pursuant to awards granted under this plan. In December 2008, participants in the PEPs were required to make an election to either (i) remain in the PEPs, (ii) receive cash for their PEP Units (available to former employees only) or (iii) convert their PEP Units to fully vested RSUs (available to current employees only) to be issued under the 1997 Incentive Plan on June 15, 2009. Substantially all of the PEP participants elected to receive cash or convert their existing PEP Units to RSUs. In January 2009, we paid $2.0 million in cash to former employee participants who elected to receive cash for their PEP Units. As a result of the election to convert PEP Units to RSUs, we derecognized $9.5 million of our existing PEP liability and recorded a deferred compensation obligation within W. P. Carey members’ equity in the same amount during the second quarter of 2009. The PEP participants that elected RSUs received a total of 361,236 RSUs, which was equal to the total value of their PEP Units divided by the closing price of our common stock on June 15, 2009. The PEP participants electing to receive RSUs were required to defer receipt of the underlying shares of our common stock for a minimum of two years. These participants are entitled to receive dividend equivalents equal to the amount of dividends paid on the underlying common stock during the deferral period. At December 31, 2009, we are obligated to issue $9.5 million of our common stock underlying these RSUs, which is recorded within W. P. Carey members’ equity as Deferred compensation obligation. The remaining PEP liability pertaining to participants who elected to remain in the plans was $0.7 million at December 31, 2009.
Profit-Sharing Plan
We sponsor a qualified profit-sharing plan and trust covering substantially all of our full-time employees who have attained age 21, worked a minimum of 1,000 hours and completed one year of service. We are under no obligation to contribute to the plan and the amount of any contribution is determined by and at the discretion of our board of directors. Our board of directors can authorize contributions to a maximum of 15% of an eligible participant’s compensation, limited to less than $0.1 million annually per participant. For the years ended December 31, 2009, 2008 and 2007, amounts expensed for contributions to the trust were $3.3 million, $2.8 million and $2.4 million, respectively. The profit-sharing plan is a deferred compensation plan and is therefore considered to be outside the scope of current accounting guidance for stock-based compensation.
WPCI Stock Options
On June 30, 2003, WPCI granted an incentive award to two officers of WPCI consisting of 1,500,000 restricted units, representing an approximate 13% interest in WPCI, and 1,500,000 options for WPCI units with a combined fair value of $2.5 million at that date. Both the options and restricted units vested ratably over five years, with full vesting occurring December 31, 2007. During 2008, the officers exercised all of their 1,500,000 options to purchase 1,500,000 units of WPCI at $1 per unit. Upon the exercise of the WPCI options, the officers had a total interest of approximately 23% in WPCI. The terms of the vested restricted units and units received in connection with the exercise of options of WPCI by noncontrolling interest holders provided that the units could be redeemed, commencing December 31, 2012 and thereafter, solely in exchange for our shares and that any redemption would be subject to a third party valuation of WPCI. In connection with a reorganization of WPCI into three separate entities in 2008, the officers also owned equivalent interests in the three new entities.
In December 2009, one of those officers resigned from W. P. Carey, WPCI and all affiliated entities pursuant to a mutually agreed separation. As part of this separation, we effected the purchase of all of the interests in WPCI and certain related entities held by that officer for cash, at a negotiated fair market value of $15.4 million. The tax effect of approximately $4.8 million relating to the acquisition of this interest, which resulted in an increase in contributed capital, has been recorded as an adjustment to Listed shares in the consolidated balance sheets. The remaining officer currently has a total interest of approximately 7.7% in each of WPCI and the related entities.
Redeemable Noncontrolling Interest
We account for the noncontrolling interests in WPCI as redeemable noncontrolling interests, as we have an obligation to repurchase the interests from the remaining partner, subject to certain conditions. The partner’s interest is reflected at estimated redemption value for all periods presented. Redeemable noncontrolling interests, as presented on the consolidated balance sheets, reflect adjustments of $6.8 million and $0.3 million at December 31, 2009 and 2008, respectively, to present the partner’s interest at redemption value.
W. P. Carey 2009 10-K — 76

Notes to Consolidated Financial Statements
The following table presents a reconciliation of redeemable noncontrolling interests (in thousands):

	2009	2008	2007
Balance at beginning of year	$18,085	$20,394	$13,444
Redemption value adjustment	6,773	322	2,426
Net income	2,258	1,508	4,756
Distributions	(4,056)	(4,139)	(232)
Purchase of noncontrolling interests	(15,380)	—	—
Change in other comprehensive loss	12	—	—

Balance at end of year	$7,692	$18,085	$20,394

Company Options and Grants
Option and warrant activity at December 31, 2009 and changes during the year ended December 31, 2009 were as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (in Years)	Intrinsic Value
Outstanding at beginning of year	2,543,239	$27.16
Granted	—	—
Exercised	(201,701)	22.29
Forfeited / Expired	(85,934)	28.46

Outstanding at end of year	2,255,604	$27.55	4.80	$4,490,925

Vested and expected to vest at end of year	2,220,902	$27.50	4.79	$4,472,016

Exercisable at end of year	1,350,494	$26.25	4.33	$4,064,704

Option and warrant activity for 2008 and 2007 was as follows:

	Years ended December 31,
	2008			2007
			Weighted			Weighted
			Average			Average
		Weighted	Remaining		Weighted	Remaining
		Average	Contractual Term		Average	Contractual Term
	Shares	Exercise Price	(in Years)	Shares	Exercise Price	(in Years)
Outstanding at beginning of year	3,428,170	$25.87		5,600,069	$23.14
Granted	20,000	31.56		384,348	32.85
Exercised	(882,931)	22.15		(2,494,247)	20.71
Forfeited / Expired	(22,000)	30.27		(62,000)	30.22

Outstanding at end of year	2,543,239	27.16	5.52	3,428,170	25.87	5.35

Exercisable at end of year	1,242,076	$24.38		2,108,393	$23.30

We did not issue any option awards during 2009. The weighted average grant date fair value of options granted during the years ended December 31, 2008 and 2007 was $2.42 and $3.00, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $1.0 million, $1.9 million and $4.2 million, respectively.
W. P. Carey 2009 10-K — 77

Notes to Consolidated Financial Statements
Nonvested restricted stock and RSU awards at December 31, 2009 and changes during the year ended December 31, 2009 were as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2009	454,452	$30.50
Granted	159,362	23.97
Vested	(194,741)	29.77
Forfeited	(37,195)	23.00

Nonvested at December 31, 2009	381,878	$28.87

The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $7.2 million, $4.4 million and $2.8 million, respectively.
Nonvested PSU awards at December 31, 2009 and changes during the year ended December 31, 2009 were as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2009	90,469	$37.88
Granted	152,000	30.42
Vested	—	—
Forfeited	(20,625)	32.33
Adjustment (a)	(51,469)	26.50

Nonvested at December 31, 2009	170,375	$35.33

(a)	Vesting and payment of the PSUs is conditional on certain performance goals being met by us during the three-year performance period. The ultimate number of PSUs to be vested will depend on the extent to which we meet the performance goals and can range from zero to three times the original awards. Pursuant to a review of our current and expected performance versus the performance goals, we revised our estimate of the ultimate number of certain of the PSUs to be vested. As a result, we recorded an adjustment in 2009 to reflect the number of shares expected to be issued when the PSUs vest.
The fair value of certain share-based payment awards is estimated using the Black-Scholes option pricing formula (options and warrants), which involves the use of assumptions that are used in estimating the fair value of share-based payment awards. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based upon the trailing quarterly distribution for the four quarters preceding the award expressed as a percentage of our stock price. Expected volatilities are based on a review of the five-and ten-year historical volatility of our stock as well as the historical volatilities and implied volatilities of common stock and exchange traded options of selected comparable companies. The expected term of awards granted is derived from an analysis of the remaining life of our awards giving consideration to their maturity dates and remaining time to vest. We use historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. We did not grant any stock option awards during 2009. For the years ended December 31, 2008 and 2007, the following assumptions and weighted average fair values were used:

	Years ended December 31,
	2008	2007
Risk-free interest rates	3.3% - 3.8%	3.8 - 4.7%
Dividend yields	5.4% - 6.3%	5.4 - 6.2%
Expected volatility	15% - 16.4%	15.0 - 16.0%
Expected term in years	6.3	6.1 - 6.3
W. P. Carey 2009 10-K — 78

Notes to Consolidated Financial Statements
At December 31, 2009, approximately $9.9 million of total unrecognized compensation expense related to nonvested stock-based compensation awards is expected to be recognized over a weighted-average period of approximately 1.6 years.
We have the ability and intent to issue shares upon stock option exercises. Historically, we have issued authorized but unissued common stock to satisfy such exercises. Cash received from stock option exercises and purchases under the ESPP during the year ended December 31, 2009 was $1.5 million.
Earnings Per Share
In June 2008, the FASB issued new authoritative guidance for determining earnings per share, which we adopted as required on January 1, 2009 on a retrospective basis. Under the new guidance, all unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Our unvested RSUs contain rights to receive non-forfeitable distributions, and therefore we apply the two-class method of computing earnings per share. The calculation of earnings per share below excludes the income attributable to the unvested RSUs from the numerator. The following table summarizes basic and diluted earnings per share for the periods indicated (in thousands, except share amounts):

	Years ended December 31,
	2009	2008	2007
Net income attributable to W. P. Carey members	$69,023	$78,047	$79,252
Allocation of distributions paid on unvested RSUs in excess of net income	(1,127)	294	—

Net income – basic	67,896	78,341	79,252
Income effect of dilutive securities, net of taxes	1,250	840	2,616

Net income – diluted	$69,146	$79,181	$81,868

Weighted average shares outstanding – basic	39,019,709	39,202,520	38,113,857
Effect of dilutive securities	693,026	1,018,592	1,754,351

Weighted average shares outstanding – diluted	39,712,735	40,221,112	39,868,208

Securities included in our diluted earnings per share determination consist of stock options, warrants and restricted stock. Securities totaling 2.6 million shares, 2.4 million shares and 3.5 million shares for the years ended December 31, 2009, 2008, and 2007, respectively, were excluded from the earnings per share computations above as their effect would have been anti-dilutive.
Share Repurchase Programs
In June 2007, our board of directors approved a $20.0 million share repurchase program through December 31, 2007. In September 2007, our board of directors approved the repurchase of an additional $20.0 million of our stock under this share repurchase program. The board also approved an extension of this program to March 31, 2008. Under this program, we could repurchase up to $40.0 million of our common stock in the open market through March 31, 2008 as conditions warranted. In March 2008, we terminated this program. During the term of the program, we repurchased a total of $30.7 million of our common stock.
In October 2008, the Executive Committee of our board of directors (the “Executive Committee”) approved a program to repurchase up to $10.0 million of our common stock through December 15, 2008. During the term of this program, we repurchased a total of $8.5 million of our common stock. In December 2008, the Executive Committee approved a further program to repurchase up to $10.0 million of our common stock through March 4, 2009 or the date the maximum was reached, if earlier. During the term of this program, we repurchased a total of $9.3 million of our common stock. In March 2009, the Executive Committee approved an additional program to repurchase up to $3.5 million of our common stock through March 27, 2009 or the date the maximum was reached, if earlier. During the term of this program, we repurchased a total of $2.8 million of our common stock.
Other
We have employment contracts with certain senior executives. These contracts provide for severance payments in the event of termination under certain conditions including a change of control. During 2009, 2008 and 2007, we recognized severance costs totaling approximately $1.7 million, $0.7 million and $0.2 million, respectively, related to several former employees. Such costs are included in general and administrative expenses in the accompanying consolidated financial statements.
W. P. Carey 2009 10-K — 79

Notes to Consolidated Financial Statements
Note 15. Income Taxes
The components of our provision for income taxes for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

	2009	2008	2007
Federal
Current	$19,796	$22,266	$20,531
Deferred	(6,388)	(6,123)	13,806

	13,408	16,143	34,337

State, Local and Foreign
Current	12,722	10,594	10,846
Deferred	(3,337)	(3,216)	6,556

	9,385	7,378	17,402

Total Provision	$22,793	$23,521	$51,739

Deferred income taxes at December 31, 2009 and 2008 consist of the following (in thousands):

	December 31,
	2009	2008
Deferred tax assets
Unearned and deferred compensation	$10,121	$9,334
Other	4,899	82

	15,020	9,416

Deferred tax liabilities
Receivables from affiliates	13,478	17,887
Investments	39,116	44,235
Other	247	(349)

	52,841	61,773

Net deferred tax liability	$37,821	$52,357

The difference between the tax provision and the tax benefit recorded at the statutory rate at December 31, 2009, 2008 and 2007 is as follows (in thousands):

	Years ended December 31,
	2009	2008	2007
Pre-tax income from taxable subsidiaries	$41,943	$56,151	$92,274
Federal provision at statutory tax rate (35%)	14,680	19,653	32,296
State and local taxes, net of federal benefit	4,246	3,522	11,136
Settlement provision — nondeductible	—	—	4,488
Amortization of intangible assets	855	856	867
Other	101	211	1,328

Tax provision – taxable subsidiaries	19,882	24,242	50,115
Other state, local and foreign taxes	2,911	(721)	1,624

Total tax provision	$22,793	$23,521	$51,739

Included in income taxes in the consolidated balance sheets at December 31, 2009 and 2008 are accrued income taxes totaling $5.3 million and $5.6 million, respectively, and deferred income taxes totaling $37.8 million and $52.4 million, respectively.
W. P. Carey 2009 10-K — 80

Notes to Consolidated Financial Statements
We have elected to be treated as a partnership for U.S. federal income tax purposes and prior to our restructuring in October 2007 conducted our real estate ownership operations through partnerships or limited liability companies electing to be treated as partnerships for U.S. federal income tax purposes. As partnerships, we and our partnerships subsidiaries are generally not directly subject to tax. We conduct our investment management services primarily through taxable subsidiaries. These operations are subject to federal, state, local and foreign taxes, as applicable. We conduct business in the U. S. and the European Union, and as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2004. Certain of our inter-company transactions that have been eliminated in consolidation for financial accounting purposes are also subject to taxation. Periodically, shares in the CPA® REITs that are payable to our taxable subsidiaries in consideration for services rendered are distributed from these subsidiaries to us.
We adopted the authoritative guidance for accounting for uncertainty in income taxes on January 1, 2007. As a result of the implementation, we recognized a $1.1 million decrease to reserves for uncertain tax positions. This decrease in reserves was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. Including the cumulative effect decrease in reserves, at the beginning of 2007, we had approximately $0.8 million of total gross unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2009	2008
Balance at January 1,	$1,022	$838
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	11	184
Reductions for tax positions of prior years	—	—
Settlements	—	—

Balance at December 31,	$1,033	$1,022

At both December 31, 2009 and 2008, we had unrecognized tax benefits of $0.6 million (net of federal benefits), that if recognized would favorably affect the effective income tax rate in any future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At both December 31, 2009 and 2008, we had $0.1 million of accrued interest and penalties related to uncertain tax positions.
During the next year, we currently expect the liability for uncertain taxes to be adjusted on a similar basis to the adjustments that occurred in 2008. Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2006-2009 remain open to examination by the major taxing jurisdictions to which we are subject.
Carey REIT II owns our real estate assets and has elected to be taxed as a REIT under Sections 856 through 860 of the Code with the filing of its 2007 return. We believe we have operated, and we intend to continue to operate, in a manner that allows Carey REIT II to continue to qualify as a REIT. Under the REIT operating structure, Carey REIT II is permitted to deduct distributions paid to our shareholders and generally will not be required to pay U.S. federal income taxes. Accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements.
Note 16. Discontinued Operations
From time to time, tenants may vacate space due to lease buy-outs, elections not to renew their leases, company insolvencies or lease rejections in the bankruptcy process. In these cases, we assess whether we can obtain the highest value from the property by re-leasing or selling it. In addition, in certain cases, we may elect to sell a property that is occupied if selling the property yields the highest value. When it is appropriate to do so under current accounting guidance for the disposal of long-lived assets, we reclassify the property as an asset held for sale and the current and prior period results of operations of the property are reclassified as discontinued operations.
2009 — We sold five domestic properties for $43.5 million, net of selling costs, and recognized a net gain on sale of $7.7 million, excluding impairment charges of $0.9 recognized in 2009 and $1.1 million in prior years.
2008 — Subsequent to the sale of a domestic property in 2004, which was reflected in discontinued operations, we entered into litigation with the former tenant. In June 2008, we received $3.8 million from the former tenant in connection with the resolution of the lawsuit.
W. P. Carey 2009 10-K — 81

Notes to Consolidated Financial Statements
2007 — We sold several properties for combined sales proceeds of $46.0 million, net of selling costs, and in addition received lease termination proceeds of $1.9 million. We recognized a combined net gain on sale of $15.5 million, exclusive of an impairment charge of $2.3 million recognized in 2007 and combined impairment charges totaling $2.7 million recognized in prior years.
The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Years ended December 31,
	2009	2008	2007
Revenues	$4,758	$9,435	$11,901
Expenses	(1,427)	(2,041)	(6,076)
Gains on sales of real estate, net	7,701	—	15,486
Impairment charges	(899)	(538)	(2,914)

Income from discontinued operations	$10,133	$6,856	$18,397

Note 17. Segment Reporting
We evaluate our results from operations by our two major business segments – investment management and real estate ownership (Note 1). The following table presents a summary of comparative results of these business segments (in thousands):

	Years ended December 31,
	2009	2008	2007
Investment Management
Revenues (a)	$155,159	$147,258	$175,035
Operating expenses (a)	(110,160)	(101,202)	(102,532)
Other, net (b)	5,373	11,234	14,463
Provision for income taxes	(21,038)	(22,432)	(50,158)

Income from continuing operations attributable to W. P. Carey members	$29,334	$34,858	$36,808

Real Estate Ownership
Revenues	$80,717	$91,366	$82,921
Operating expenses	(49,755)	(42,923)	(41,340)
Interest expense	(15,189)	(18,858)	(20,266)
Other, net (b)	15,538	7,837	9,707
Provision for income taxes	(1,755)	(1,089)	(1,581)

Income from continuing operations attributable to W. P. Carey members	$29,556	$36,333	$29,441

Total Company
Revenues (a)	$235,876	$238,624	$257,956
Operating expenses (a)	(159,915)	(144,125)	(143,872)
Interest expense	(15,189)	(18,858)	(20,266)
Other, net (b)	20,911	19,071	24,170
Provision for income taxes	(22,793)	(23,521)	(51,739)

Income from continuing operations attributable to W. P. Carey members	$58,890	$71,191	$66,249

	Equity Investments in Real Estate		Total Long-Lived Assets(c)		Total Assets
	as of December 31,		as of December 31,		as of December 31,
	2009	2008	2009	2008	2009	2008
Investment Management	$215,951	$200,971	$222,453	$210,249	$343,989	$346,568
Real Estate Ownership	89,039	59,649	668,510	734,544	749,347	764,568

Total Company	$304,990	$260,620	$890,963	$944,793	$1,093,336	$1,111,136

W. P. Carey 2009 10-K — 82

Notes to Consolidated Financial Statements

(a)	Included in revenues and operating expenses are reimbursable costs from affiliates totaling $48.7 million, $41.2 million and $13.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(b)	Includes interest income, income from equity investments in real estate and CPA® REITs, income (loss) attributable to noncontrolling interests and other income and (expenses). Other income and (expenses) in 2009 in the investment management segment includes other income of $4.0 million related to a settlement of a dispute with a vendor regarding certain fees we paid in prior years for services they performed.

(c)	Includes real estate, real estate under construction, net investment in direct financing leases, equity investments in real estate, operating real estate and intangible assets related to management contracts and leases.
Geographic information for the real estate ownership segment is as follows (in thousands):

2009	Domestic	Foreign(a)	Total
Revenues	$72,744	$7,973	$80,717
Operating expenses	(47,336)	(2,419)	(49,755)
Interest expense	(13,138)	(2,051)	(15,189)
Other, net (b)	9,749	5,789	15,538
Provision for income taxes	(792)	(963)	(1,755)

Income from continuing operations attributable to W. P. Carey members	$21,227	$8,329	$29,556

Total assets	$684,482	$64,865	$749,347
Total long-lived assets	$620,599	$47,911	$668,510

2008	Domestic	Foreign(a)	Total
Revenues	$83,531	$7,835	$91,366
Operating expenses	(39,652)	(3,271)	(42,923)
Interest expense	(16,710)	(2,148)	(18,858)
Other, net (b)	4,474	3,363	7,837
Provision for income taxes	(386)	(703)	(1,089)

Income from continuing operations attributable to W. P. Carey members	$31,257	$5,076	$36,333

Total assets	$707,399	$57,169	$764,568
Total long-lived assets	$686,003	$48,541	$734,544

2007	Domestic	Foreign(a)	Total
Revenues	$77,351	$5,570	$82,921
Operating expenses	(39,432)	(1,908)	(41,340)
Interest expense	(18,597)	(1,669)	(20,266)
Other, net (b)	5,995	3,712	9,707
Provision for income taxes	(1,456)	(125)	(1,581)

Income from continuing operations attributable to W. P. Carey members	$23,861	$5,580	$29,441

Total assets	$744,297	$61,901	$806,198
Total long-lived assets	$719,059	$52,999	$772,058

(a)	At December 31, 2009, our international investments were comprised of investments in France, Germany and Poland.

(b)	Includes interest income, income from equity investments in real estate and CPA® REITs, income (loss) attributable to noncontrolling interests and other income and (expenses).
W. P. Carey 2009 10-K — 83

Notes to Consolidated Financial Statements
Note 18. Selected Quarterly Financial Data (unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues (a)	$59,262	$53,436	$60,015	$63,163
Expenses (a)	38,264	36,877	40,461	44,313

Net income	17,774	14,877	14,184	23,733
Add: Net loss attributable to noncontrolling interests	170	203	186	154
Less: Net income attributable to redeemable noncontrolling interests	(235)	(103)	(1,019)	(901)

Net income attributable to W. P. Carey members	17,709	14,977	13,351	22,986

Earnings per share attributable to W. P. Carey members –
Basic	0.45	0.37	0.33	0.59
Diluted	0.44	0.37	0.34	0.59

Distributions declared per share	0.496	0.498	0.500	0.502	(b)

	Three months ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenues (a)	$56,068	$57,187	$65,316	$60,053
Expenses (a)	35,903	36,257	38,124	33,841

Net income	17,190	20,152	19,301	21,962
Add: Net loss attributable to noncontrolling interests	172	168	238	372
Less: Net income attributable to redeemable noncontrolling interests	(261)	(472)	(341)	(434)

Net income attributable to W. P. Carey members	17,101	19,848	19,198	21,900

Earnings per share attributable to W. P. Carey members –
Basic	0.44	0.51	0.49	0.56
Diluted	0.43	0.50	0.48	0.56

Distributions declared per share	0.482	0.487	0.492	0.494

(a)	Certain amounts from previous quarters have been reclassified to discontinued operations (Note 16).

(b)	Excludes a special distribution of $0.30 per share paid in January 2010 to shareholders of record at December 31, 2009.
W. P. Carey 2009 10-K — 84

Notes to Consolidated Financial Statements
Note 19. Subsequent Event
In May 2009, the FASB issued authoritative guidance for subsequent events, which we adopted as required in the second quarter of 2009. The guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.
In February 2010, we entered into a domestic investment at a total cost of $47.6 million, which we funded with proceeds of $36.1 million from a sale of property in December 2009 in an exchange transaction under Section 1031 of the Code and cash of $11.5 million.
W. P. Carey 2009 10-K — 85

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
at December 31, 2009
(in thousands)

											Life on which
											Depreciation in
				Costs Capitalized	Increase	Gross Amount at which Carried					Latest Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period(c)			Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Acquisition(a)	Investments(b)	Land	Buildings	Total	Depreciation(c)	Acquired	Computed
Real Estate Under Operating Leases:
Office facilities in Broomfield, Colorado	$—	$248	$2,538	$4,844	$(1,784)	$2,928	$2,918	$5,846	$996	Jan. 1998	40 yrs.
Distribution facilities and warehouses in Erlanger, Kentucky	9,850	1,526	21,427	2,832	141	1,526	24,400	25,926	7,124	Jan. 1998	40 yrs.
Retail stores in Montgomery and Brewton, Alabama	—	855	6,762	15	(6,121)	407	1,104	1,511	697	Jan. 1998	40 yrs.
Land in Commerce, California	—	4,573	—	—	—	4,573	—	4,573	—	Jan. 1998	N/A
Office facility in Beaumont, Texas	—	164	2,344	967	—	164	3,311	3,475	1,076	Jan. 1998	40 yrs.
Office and industrial facilities in Bridgeton, Missouri	—	270	5,100	4,166	—	270	9,266	9,536	1,899	Jan. 1998	40 yrs.
Office facility in College Station, Texas	—	1,390	5,337	98	(3,029)	1,108	2,688	3,796	1,357	Jan. 1998	40 yrs.
Partially vacant industrial/office and distribution facilities in Salisbury, North Carolina	—	247	5,035	2,652	—	247	7,687	7,934	2,620	Jan. 1998	40 yrs.
Office facility in Raleigh, North Carolina	—	1,638	2,844	157	(2,554)	828	1,257	2,085	242	Jan. 1998	N/A
Office facility in King of Prussia, Pennsylvania	—	1,219	6,283	1,295	—	1,219	7,578	8,797	2,068	Jan. 1998	40 yrs.
Warehouse and distribution facilities in Fort Lauderdale, Florida and office facility in Lafayette, Louisiana	2,178	1,893	11,077	703	(3,039)	1,893	8,741	10,634	3,081	Jan. 1998	40 yrs.
Industrial facilities in Pinconning, Mississippi	—	32	1,692	—	—	32	1,692	1,724	507	Jan. 1998	40 yrs.
Industrial facilities in San Fernando, California	8,481	2,052	5,322	—	152	2,052	5,474	7,526	1,632	Jan. 1998	40 yrs.
Land leased in several cities in the following states: Alabama, Florida, Georgia, Illinois, Louisiana, Missouri, New Mexico, North Carolina, South Carolina and Texas	1,449	9,382	—	—	(172)	9,210	—	9,210	—	Jan. 1998	N/A
Industrial facility in Milton, Vermont	—	220	1,579	—	—	220	1,579	1,799	474	Jan. 1998	40 yrs.
Land in Glendora, California	—	1,135	—	—	17	1,152	—	1,152	—	Jan. 1998	N/A
Office facilities in Bloomingdale, Illinois	—	1,075	11,453	997	—	1,090	12,435	13,525	3,555	Jan. 1998	40 yrs.
Industrial facility in Doraville, Georgia	—	3,288	9,864	246	275	3,288	10,385	13,673	3,024	Jan. 1998	40 yrs.
Office facilities in Collierville, Tennessee	—	335	1,839	—	—	335	1,839	2,174	552	Jan. 1998	40 yrs.
Land in Irving and Houston, Texas	9,103	9,795	—	—	—	9,795	—	9,795	—	Jan. 1998	N/A
Industrial facility in Chandler, Arizona	13,790	5,035	18,957	7,435	541	5,035	26,933	31,968	6,394	Jan. 1998	40 yrs.
Warehouse and distribution facilities in Houston, Texas	—	167	885	53	—	167	938	1,105	272	Jan. 1998	40 yrs.
Industrial facility in Prophetstown, Illinois	—	70	1,477	—	(428)	70	1,049	1,119	98	Jan. 1998	40 yrs.
Office facilities in Bridgeton, Missouri	—	842	4,762	1,627	71	842	6,460	7,302	711	Jan. 1998	40 yrs.
Industrial facility in Industry, California	—	3,789	13,164	1,284	317	3,789	14,765	18,554	3,252	Jan. 1998	40 yrs.
Warehouse and distribution facilities in Memphis, Tennessee	—	1,051	14,037	510	(2,571)	1,051	11,976	13,027	6,950	Jan. 1998	7 yrs.
Retail stores in Drayton Plains, Michigan and Citrus Heights, California	—	1,039	4,788	165	193	1,039	5,146	6,185	663	Jan. 1998	35 yrs.
Retail store in Bellevue, Washington	9,023	4,125	11,812	393	—	4,494	11,836	16,330	3,464	Apr. 1998	40 yrs.
Office facility in Houston, Texas	5,000	3,260	22,574	801	—	3,260	23,375	26,635	6,857	Jun. 1998	40 yrs.
Office facility in Rio Rancho, New Mexico	7,983	1,190	9,353	1,316	—	1,467	10,392	11,859	2,813	Jul. 1998	40 yrs.
Vacant office facility in Moorestown, New Jersey	5,383	351	5,981	509	43	351	6,533	6,884	2,149	Feb. 1999	40 yrs.
Office facility in Norcross, Georgia	29,500	5,200	25,585	11,822	—	5,200	37,407	42,607	9,522	Jun. 1999	40 yrs.
Office facility in Tours, France	7,552	1,034	9,737	—	5,397	1,573	14,595	16,168	3,373	Sep. 2000	40 yrs.
Office facility in Illkirch, France	18,240	—	18,520	—	11,447	—	29,967	29,967	7,323	Dec. 2001	40 yrs.
Industrial, warehouse and distribution facilities in Lenexa, Kansas; Winston-Salem, North Carolina and Dallas, Texas	8,318	1,860	12,539	—	5	1,860	12,544	14,404	2,345	Sep. 2002	40 yrs.
Office buildings in Venice, California	—	2,032	10,152	—	1	2,032	10,153	12,185	1,343	Sep. 2004	40 yrs.
W. P. Carey 2009 10-K — 86

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
at December 31, 2009
(in thousands)

											Life on which
											Depreciation in Latest
				Costs Capitalized	Increase	Gross Amount at which Carried					Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period(c)			Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Acquisition(a)	Investments(b)	Land	Buildings	Total	Depreciation(c)	Acquired	Computed
Real Estate Under Operating Leases (Continued):
Retail stores in Drayton Plains, Michigan and Citrus Heights, California and warehouse and distribution facility in Greenfield, Indiana	—	2,807	10,335	70	(4,893)	2,127	6,192	8,319	618	Sep. 2004	40 yrs.
Office facility in San Diego, California	—	4,647	19,712	8	40	4,647	19,760	24,407	2,614	Sep. 2004	40 yrs.
Warehouse and distribution facilities in Birmingham, Alabama	4,460	1,256	7,704	—	—	1,256	7,704	8,960	1,019	Sep. 2004	40 yrs.
Industrial facility in Scottsdale, Arizona	1,397	586	46	—	—	586	46	632	6	Sep. 2004	40 yrs.
Retail stores in Hope, Little Rock and Hot Springs, Arizona	—	850	2,939	2	(1,727)	769	1,295	2,064	277	Sep. 2004	40 yrs.
Industrial facilities in Apopka, Florida	—	362	10,855	—	—	362	10,855	11,217	1,436	Sep. 2004	40 yrs.
Retail facility in Jacksonville, Florida	—	975	6,980	20	—	975	7,000	7,975	924	Sep. 2004	40 yrs.
Retail facilities in Charlotte, North Carolina	—	1,639	10,608	172	24	1,639	10,804	12,443	1,566	Sep. 2004	40 yrs.
Industrial and office facilities in Austin, Texas (c)	—	1,238	10,983	—	(1,797)	1,056	9,368	10,424	999	Dec. 2006	28.9 yrs.
Land in San Leandro, California (c)	—	1,532	—	—	—	1,532	—	1,532	—	Dec. 2006	N/A
Educational facility in Mendota Heights, Minnesota (c)	6,714	2,484	9,078	—	—	2,484	9,078	11,562	905	Dec. 2006	30.9 yrs.
Industrial facility in Sunnyvale, California (c)	—	1,663	3,571	—	—	1,663	3,571	5,234	408	Dec. 2006	27 yrs.
Fitness and recreational sports center in Austin, Texas (c)	2,836	1,725	5,168	—	—	1,725	5,168	6,893	559	Dec. 2006	28.5 yrs.
Retail store in Wroclaw, Poland	9,305	3,600	10,306	—	(951)	3,583	9,372	12,955	483	Dec. 2007	40 yrs.

	$160,562	$97,746	$393,104	$45,159	$(10,402)	$98,971	$426,636	$525,607	$100,247

						Gross Amount at
				Costs Capitalized	Increase	which Carried
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of	Date
Description	Encumbrances	Land	Buildings	Acquisition(a)	Investments(b)	Period Total	Acquired
Direct Financing Method:
Warehouse and distribution facilities in Anchorage, Alaska and Commerce, California	$—	$332	$12,281	$—	$(442)	$12,171	Jan. 1998
Office facility in Toledo, Ohio	2,445	224	2,684	—	(327)	2,581	Jan. 1998
Industrial facility in Goshen, Indiana	—	239	3,339	—	(2,345)	1,233	Jan. 1998
Retail stores in several cities in the following states: Alabama, Florida, Georgia, Illinois, Louisiana, Missouri, New Mexico, North Carolina, South Carolina and Texas	2,235	—	16,416	—	(793)	15,623	Jan. 1998
Office and industrial facilities in Glendora, California and Romulus, Michigan	—	454	13,250	9	(1,353)	12,360	Jan. 1998
Industrial facilities in Thurmont, Maryland and Farmington, New York	—	729	6,093	—	(104)	6,718	Jan. 1998
Warehouse and distribution facilities in New Orleans, Louisiana; Memphis, Tennessee and San Antonio, Texas	—	1,882	5,846	38	(1,810)	5,956	Jan. 1998
Industrial facilities in Irving and Houston, Texas	21,914	—	27,599	—	(4,019)	23,580	Jan. 1998

	$26,594	$3,860	$87,508	$47	$(11,193)	$80,222

W. P. Carey 2009 10-K — 87

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
at December 31, 2009
(in thousands)

													Life on which
													Depreciation
							Gross Amount at which Carried						in Latest
		Initial Cost to Company			Costs Capitalized	Increase (Decrease)	at Close of Period(d)						Statement of
				Personal	Subsequent to	in Net			Personal		Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Property	Acquisition(a)	Investments(b)	Land	Buildings	Property	Total	Depreciation(d)	Acquired	Computed
Operating Real Estate:
Hotel located in Livonia, Michigan	$—	$2,765	$11,087	$3,277	$18,507	$(9,972)	$2,765	$13,970	$8,929	$25,664	$8,462	Jan. 1998	7-40 yrs.
Self storage facilities in Taunton, North Andover, North Billerica and Brockton, Massachusetts	8,369	4,300	12,274	—	180	(477)	4,300	11,977	—	16,277	1,024	Dec. 2006	25-40 yrs.
Self storage facility in Newington, Connecticut	2,189	520	2,973	—	196	(121)	520	3,048	—	3,568	232	Dec. 2006	40 yrs.
Self storage facility in Killeen, Texas	3,405	1,230	3,821	—	337	(179)	1,230	3,979	—	5,209	279	Dec. 2006	30 yrs.
Self storage facility in Roehnert Park, California	3,188	1,761	4,989	—	35	—	1,761	5,024	—	6,785	366	Jan. 2007	40 yrs.
Self storage facility in Fort Worth, Texas	1,590	1,030	4,176	—	26	—	1,030	4,202	—	5,232	310	Jan. 2007	40 yrs.
Self storage facility in Augusta, Georgia	1,596	970	2,442	—	44	—	970	2,486	—	3,456	179	Feb. 2007	39 yrs.
Self storage facility in Garland, Texas	890	880	3,104	—	43	—	880	3,147	—	4,027	222	Feb. 2007	40 yrs.
Self storage facility in Lawrenceville, Georgia	2,444	1,410	4,477	—	47	—	1,411	4,523	—	5,934	345	Mar. 2007	37 yrs.
Self storage facility in Fairfield, Ohio	1,644	540	2,640	—	3	—	540	2,643	—	3,183	242	Apr. 2007	30 yrs.
Self storage facility in Tallahassee, Florida	2,859	850	5,736	—	6	—	850	5,742	—	6,592	378	Apr. 2007	40 yrs.

	$28,174	$16,256	$57,719	$3,277	$19,424	$(10,749)	$16,257	$60,741	$8,929	$85,927	$12,039

W. P. Carey 2009 10-K — 88

NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(a)	Consists of the cost of improvements and acquisition costs subsequent to acquisition, including legal fees, appraisal fees, title costs, other related professional fees and purchases of furniture, fixtures, equipment and improvements at the hotel properties.
(b)	The increase (decrease) in net investment is primarily due to (i) the amortization of unearned income from net investment in direct financing leases, which produces a periodic rate of return that at times may be greater or less than lease payments received, (ii) sales of properties, (iii) impairment charges, (iv) changes in foreign currency exchange rates and (v) adjustments in connection with purchasing certain noncontrolling interests.
(c)	Reconciliation of real estate and accumulated depreciation (see below).

	Reconciliation of Real Estate Accounted
	for Under the Operating Method
	December 31,
	2009	2008	2007
Balance at beginning of year	$603,044	$602,109	$620,472
Additions/capital expenditures	4,754	4,972	15,346
Dispositions	(46,951)	—	(41,357)
Foreign currency translation adjustment	966	(2,608)	5,185
Reclassification from/to net investment in direct financing lease, intangible assets, assets held for sale and equity investments in real estate	(28,977)	(891)	3,480
Impairment charge	(7,229)	(538)	(1,017)

Balance at end of year	$525,607	$603,044	$602,109

	Reconciliation of
	Accumulated Depreciation
	for Real Estate Accounted for
	Under the Operating Method
	December 31,
	2009	2008	2007
Balance at beginning of year	$103,249	$88,704	$79,968
Depreciation expense	12,841	15,007	14,439
Depreciation expense from discontinued operations	1,298	—	695
Foreign currency translation adjustment	285	(462)	2,558
Reclassification from/to net investment in direct financing lease, intangible assets, assets held for sale and equity investments in real estate	(6,451)	—	61
Dispositions	(10,975)	—	(9,017)

Balance at end of year	$100,247	$103,249	$88,704

	Reconciliation for Operating Real Estate
	December 31,
	2009	2008	2007
Balance at beginning of year	$84,547	$81,358	$41,275
Additions/capital expenditures	1,380	3,189	41,425
Writeoff of assets in connection with tenant improvements	—	—	(1,342)

Balance at end of year	$85,927	$84,547	$81,358

	Reconciliation of Accumulated
	Depreciation for Operating Real Estate
	December 31,
	2009	2008	2007
Balance at beginning of year	$10,013	$8,169	$7,669
Depreciation expense	2,026	1,844	1,842
Writeoff of accumulated depreciation in connection with tenant improvements	—	—	(1,342)

Balance at end of year	$12,039	$10,013	$8,169

W. P. Carey 2009 10-K — 89

At December 31, 2009, the aggregate cost of real estate that we and our consolidated subsidiaries own for federal income tax purposes is approximately $797 million.

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
Our chief executive officer and acting chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at December 31, 2009, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective at December 31, 2009 at a reasonable level of assurance.
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
We assessed the effectiveness of our internal control over financial reporting at December 31, 2009. In making this assessment, we used criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, at December 31, 2009, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting at December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report in Item 8.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.
W. P. Carey 2009 10-K — 90

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
This information will be contained in our definitive proxy statement for the 2010 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 11.	Executive Compensation.
This information will be contained in our definitive proxy statement for the 2010 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This information will be contained in our definitive proxy statement for the 2010 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
This information will be contained in our definitive proxy statement for the 2010 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 14.	Principal Accounting Fees and Services.
This information will be contained in our definitive proxy statement for the 2010 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
W. P. Carey 2009 10-K — 91

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(1) and (2) — Financial statements and schedules — see index to financial statements and schedules included in Item 8.
(3) Exhibits:
The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Limited Liability Company Agreement.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed August 9, 2006

3.2	Amended and Restated Bylaws.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009

4.1	Form of Listed Share Stock Certificate.	Incorporated by reference to Registration Statement on Form S-4 (No. 333-37901) filed October 15, 1997

10.1	Management Agreement Between Carey Management LLC and the Company.	Incorporated by reference to Registration Statement on Form S-4 (No. 333-37901) filed October 15, 1997

10.2	1997 Non-Employee Directors’ Incentive Plan (Amended and restated as of April 23, 2007). *	Incorporated by reference to Schedule 14A filed April 30, 2007

10.3	W. P. Carey & Co. LLC 1997 Share Incentive Plan (Amended through June 11, 2009) (the “1997 Share Incentive Plan”) *	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009

10.4	W. P. Carey & Co. Long-Term Incentive Program	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2008 filed March 2, 2009

10.5	W. P. Carey & Co. LLC Deferred Compensation Plan for Employees. *	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2008 filed March 2, 2009

10.6	W. P. Carey & Co. LLC 2009 Share Incentive Plan (the “2009 Share Incentive Plan”) *	Incorporated by reference to Exhibit A to definitive proxy statement filed April 30, 2009 (the “2009 Proxy Statement”)

10.7	Form of Share Option Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009

10.8	Form of Restricted Share Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009

10.9	Form of Restricted Share Unit Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009

10.10	Form of Long-Term Performance Share Unit Award Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009

10.11	W. P. Carey & Co. LLC 2009 Non-Employee Directors’ Incentive Plan (the “2009 Directors Plan”) *	Incorporated by reference to Exhibit B to the 2009 Proxy Statement

10.12	Form of Restricted Share Unit Agreement under the 2009 Directors Plan *	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009

10.13	Credit Agreement.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed August 2, 2007
W. P. Carey 2009 10-K — 92

Exhibit No.	Description	Method of Filing
10.14	Separation Agreement dated as of December 24, 2009 by and between W. P. Carey & Co. LLC, W. P. Carey International LLC and Edward V. LaPuma	Filed herewith

10.15	Amended and Restated Advisory Agreement dated as of October 1, 2009 between Corporate Property Associates 14 Incorporated and Carey Asset Management Corp.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed November 6, 2009

10.16	Asset Management Agreement dated as of September 2, 2008 between Corporate Property Associates 14 Incorporated and W. P. Carey & Co. B.V.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed November 7, 2008

10.17	Amended and Restated Advisory Agreement dated as of October 1, 2009 between Corporate Property Associates 15 Incorporated and Carey Asset Management Corp.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed November 6, 2009

10.18	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 15 Incorporated and W. P. Carey & Co. B.V.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed August 8, 2008

10.19	Amended and Restated Advisory Agreement dated as of October 1, 2009 between Corporate Property Associates 16 – Global Incorporated and Carey Asset Management Corp.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed November 6, 2009

10.20	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 16 — Global Incorporated and W. P. Carey & Co. B.V.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed August 8, 2008

10.21	Amended and Restated Advisory Agreement dated as of October 1, 2009 between Corporate Property Associates 17 – Global Incorporated and Carey Asset Management Corp.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed November 6, 2009

10.22	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 17 — Global Incorporated and W. P. Carey & Co. B.V.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed August 8, 2008

21.1	List of Registrant Subsidiaries.	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP.	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

99.1	Director and Officer Indemnification Policy	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009

*	The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b)(10)(iii) of SEC Regulation S-K.
W. P. Carey 2009 10-K — 93

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey & Co. LLC
Date 2/26/2010	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wm. Polk Carey Wm. Polk Carey	Chairman of the Board and Director	2/26/2010

/s/ Gordon F. DuGan Gordon F. DuGan	President, Chief Executive Officer and Director (Principal Executive Officer)	2/26/2010

/s/ Mark J. DeCesaris Mark J. DeCesaris	Managing Director and Acting Chief Financial Officer (Principal Financial Officer)	2/26/2010

/s/ Thomas J. Ridings Jr. Thomas J. Ridings Jr.	Executive Director and Chief Accounting Officer (Principal Accounting Officer)	2/26/2010

/s/ Francis J. Carey Francis J. Carey	Director	2/26/2010

/s/ Trevor P. Bond Trevor P. Bond	Director	2/26/2010

/s/ Nathaniel S. Coolidge Nathaniel S. Coolidge	Director	2/26/2010

/s/ Eberhard Faber IV Eberhard Faber IV	Director	2/26/2010

/s/ Benjamin H. Griswold IV Benjamin H. Griswold IV	Director	2/26/2010

/s/ Dr. Lawrence R. Klein Dr. Lawrence R. Klein	Director	2/26/2010

/s/ Dr. Karsten von Köller Dr. Karsten von Köller	Director	2/26/2010

/s/ Robert E. Mittelstaedt Jr. Robert E. Mittelstaedt	Director	2/26/2010

/s/ Charles E. Parente Charles E. Parente	Director	2/26/2010

/s/ Reginald Winssinger Reginald Winssinger	Director	2/26/2010
W. P. Carey 2009 10-K — 94