Form 10-Q
period 2010-03-31
CAREY W P & CO LLC
filed 2010-05-07
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant had 39,221,643 shares of common stock, no par value, outstanding at April 30, 2010.

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on February 26, 2010 (the “2009 Annual Report”). We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2009 Annual Report. There has been no significant change in our critical accounting estimates.
W. P. Carey 3/31/2010 10-Q - 1

PART I
Item 1. Financial Statements
W. P. CAREY & CO. LLC
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	March 31, 2010	December 31, 2009
Assets
Investments in real estate:
Real estate, at cost (inclusive of amounts attributable to consolidated variable interest entities (“VIEs”) of $52,745 and $52,625, respectively)	$548,219	$525,607
Operating real estate, at cost (inclusive of amounts attributable to VIEs of $25,665 and $25,665, respectively)	85,947	85,927
Accumulated depreciation (inclusive of amounts attributable to consolidated VIEs of $(26,452) and $(25,560), respectively)	(112,910)	(112,286)

Net investments in properties	521,256	499,248
Net investment in direct financing leases	79,999	80,222
Equity investments in real estate and CPA® REITs	309,075	304,990

Net investments in real estate	910,330	884,460
Cash and cash equivalents (inclusive of amounts attributable to consolidated VIEs of $75 and $108, respectively)	33,096	18,450
Due from affiliates	25,425	35,998
Intangible assets and goodwill, net	88,744	85,187
Other assets, net (inclusive of amounts attributable to consolidated VIEs of $1,674 and $1,504, respectively)	32,562	69,241

Total assets	$1,090,157	$1,093,336

Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of amounts attributable to consolidated VIEs of $9,785 and $9,850, respectively)	$209,158	$215,330
Line of credit	150,000	111,000
Accounts payable, accrued expenses and other liabilities (inclusive of amounts attributable to consolidated VIEs of $2,201 and $2,286, respectively)	43,061	51,710
Income taxes, net	37,790	43,831
Distributions payable	19,718	31,365

Total liabilities	459,727	453,236

Redeemable noncontrolling interest	7,411	7,692

Commitments and contingencies (Note 8)
Equity:
W. P. Carey members’ equity:
Listed shares, no par value, 100,000,000 shares authorized; 39,220,182 and 39,204,605 shares issued and outstanding, respectively	755,661	754,507
Distributions in excess of accumulated earnings	(144,864)	(138,442)
Deferred compensation obligation	10,249	10,249
Accumulated other comprehensive loss	(4,532)	(681)

Total W. P. Carey members’ equity	616,514	625,633
Noncontrolling interests	6,505	6,775

Total equity	623,019	632,408

Total liabilities and equity	$1,090,157	$1,093,336

See Notes to Consolidated Financial Statements.
W. P. Carey 3/31/2010 10-Q - 2

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2010	2009
Revenues
Asset management revenue	$18,820	$19,108
Structuring revenue	6,834	10,409
Wholesaling revenue	2,103	1,093
Reimbursed costs from affiliates	15,048	9,874
Lease revenues	16,465	16,785
Other real estate income	3,821	3,213

	63,091	60,482

Operating Expenses
General and administrative	(17,601)	(19,099)
Reimbursable costs	(15,048)	(9,874)
Depreciation and amortization	(6,369)	(5,350)
Property expenses	(2,435)	(1,667)
Other real estate expenses	(1,815)	(2,131)
Impairment charges	(7,152)	—

	(50,420)	(38,121)

Other Income and Expenses
Other interest income	273	407
Income from equity investments in real estate and CPA® REITs	9,142	1,387
Other income and (expenses)	(664)	3,154
Interest expense	(3,711)	(4,195)

	5,040	753

Income from continuing operations before income taxes	17,711	23,114
Provision for income taxes	(4,112)	(6,200)

Income from continuing operations	13,599	16,914

Discontinued Operations
Income from operations of discontinued properties	299	995
Gain (loss) on sale of real estate	404	(135)

Income from discontinued operations	703	860

Net Income	14,302	17,774
Add: Net loss attributable to noncontrolling interests	286	170
Less: Net income attributable to redeemable noncontrolling interests	(175)	(235)

Net Income Attributable to W. P. Carey Members	$14,413	$17,709

Basic Earnings Per Share
Income from continuing operations attributable to W. P. Carey members	$0.35	$0.43
Income from discontinued operations attributable to W. P. Carey members	0.01	0.02

Net income attributable to W. P. Carey members	$0.36	$0.45

Diluted Earnings Per Share
Income from continuing operations attributable to W. P. Carey members	$0.35	$0.42
Income from discontinued operations attributable to W. P. Carey members	0.01	0.02

Net income attributable to W. P. Carey members	$0.36	$0.44

Weighted Average Shares Outstanding
Basic	39,088,114	39,175,020

Diluted	39,495,845	39,927,886

Amounts Attributable to W. P. Carey Members
Income from continuing operations, net of tax	$13,710	$16,849
Income from discontinued operations, net of tax	703	860

Net income	$14,413	$17,709

Distributions Declared Per Share	$0.504	$0.496

See Notes to Consolidated Financial Statements.
W. P. Carey 3/31/2010 10-Q - 3

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2010	2009
Net Income	$14,302	$17,774
Other Comprehensive Loss:
Foreign currency translation adjustment	(3,407)	(3,428)
Unrealized loss on derivative instrument	(560)	(264)
Change in unrealized appreciation on marketable securities	(5)	(18)

	(3,972)	(3,710)

Comprehensive Income	10,330	14,064

Amounts Attributable to Noncontrolling Interests:
Net loss	286	170
Foreign currency translation adjustment	120	101

Comprehensive loss attributable to noncontrolling interests	406	271

Amounts Attributable to Redeemable Noncontrolling Interests:
Net income	(175)	(235)
Foreign currency translation adjustment	1	2

Comprehensive income attributable to redeemable noncontrolling interests	(174)	(233)

Comprehensive Income Attributable to W. P. Carey Members	$10,562	$14,102

See Notes to Consolidated Financial Statements.
W. P. Carey 3/31/2010 10-Q - 4

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2010	2009
Cash Flows — Operating Activities
Net income	$14,302	$17,774
Adjustments to net income:
Depreciation and amortization including intangible assets and deferred financing costs	6,403	5,523
Income from equity investments in real estate and CPA® REITs in excess of distributions received	(4,530)	(1,760)
Straight-line rent adjustments	251	494
(Gain) loss on sale of real estate	(404)	135
Gain on extinguishment of debt	—	(6,991)
Allocation of (loss) earnings to profit sharing interest	(171)	3,698
Management income received in shares of affiliates	(8,532)	(6,896)
Unrealized loss on foreign currency transactions and others	608	208
Realized loss (gain) on foreign currency transactions and other	221	(69)
Impairment charges	7,152	—
Stock-based compensation expense	2,461	1,725
Deferred acquisition revenue received	14,851	21,794
Increase in structuring revenue receivable	(3,244)	(4,985)
(Decrease) increase in income taxes, net	(6,682)	971
Net changes in other operating assets and liabilities	(9,063)	(7,339)

Net cash provided by operating activities	13,623	24,282

Cash Flows — Investing Activities
Distributions received from equity investments in real estate and CPA® REITs in excess of equity income	5,556	5,661
Purchases of real estate and equity investments in real estate	(47,583)	(39,651)
Capital expenditures	(620)	(4,038)
Proceeds from sale of real estate	6,632	1,925
Funds released from escrow in connection with the sale of property	36,132	—
Proceeds from transfer of profit sharing interest	—	21,928

Net cash provided by (used in) investing activities	117	(14,175)

Cash Flows — Financing Activities
Distributions paid	(32,482)	(19,587)
Contributions from noncontrolling interests	620	1,024
Distributions to noncontrolling interests	(792)	(2,973)
Distributions to profit sharing interest	—	(3,434)
Scheduled payments of mortgage principal	(4,059)	(2,593)
Proceeds from credit facility	51,500	65,000
Prepayments of credit facility	(12,500)	—
Proceeds from mortgage financing	—	25,000
Proceeds from loans from affiliates	—	1,624
Payment of financing costs, net of deposits refunded	(195)	—
Windfall tax provision associated with stock-based compensation awards	(523)	(832)
Repurchase and retirement of shares	—	(10,486)

Net cash provided by financing activities	1,569	52,743

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(663)	(546)

Net increase in cash and cash equivalents	14,646	62,304
Cash and cash equivalents, beginning of period	18,450	16,799

Cash and cash equivalents, end of period	$33,096	$79,103

See Notes to Consolidated Financial Statements.
W. P. Carey 3/31/2010 10-Q - 5

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Business
W. P. Carey & Co. LLC (“W. P. Carey” and, together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) provides long-term sale-leaseback and build-to-suit transactions for companies worldwide and manage a global investment portfolio. We invest primarily in commercial properties domestically and internationally that are each triple-net leased to single corporate tenants, which requires each tenant to pay substantially all of the costs associated with operating and maintaining the property. We also earn revenue as the advisor to publicly owned, non-actively traded real estate investment trusts, which are sponsored by us under the Corporate Property Associates brand name (the “CPA® REITs”) and invest in similar properties. We are currently the advisor to the following CPA® REITs: Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 15 Incorporated (“CPA®:15”), Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global”) and Corporate Property Associates 17 – Global Incorporated (“CPA®:17 – Global”). At March 31, 2010, we owned and managed 905 properties domestically and internationally. Our own portfolio was comprised of our full or partial ownership interest in 167 properties, substantially all of which were net leased to 78 tenants, and totaled approximately 14 million square feet (on a pro rata basis) with an occupancy rate of approximately 94%.
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
Real Estate Ownership — We own and invest in commercial properties in the United States of America (“U.S.”) and the European Union that are then leased to companies, primarily on a triple-net leased basis. We may also invest in other properties if opportunities arise.
Note 2. Basis of Presentation
Our interim consolidated financial statements have been prepared, without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of our consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the U.S. (“GAAP”).
In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2009, which are included in our 2009 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
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
Basis of Consolidation
The consolidated financial statements include all of our accounts and those of our majority-owned and/or controlled subsidiaries. The portion of equity in a subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated. We hold investments in tenant-in-common interests, which we account for as equity investments in real estate under current authoritative accounting guidance.
W. P. Carey 3/31/2010 10-Q - 6

Notes to Consolidated Financial Statements
We formed Carey Watermark Investors Incorporated (“Carey Watermark”) in March 2008 for the purpose of acquiring interests in lodging and lodging related properties. In April 2010, we filed a registration statement with the SEC to raise up to $1 billion of common stock of Carey Watermark in an initial public offering plus up to an additional $237.5 million in its common stock under a dividend reinvestment plan. This registration statement has not been declared effective by the SEC as of the date of this Report. As of and during the three months ended March 31, 2010 and 2009, the financial statements of Carey Watermark, which had no significant assets, liabilities or operations during either period, were included in our consolidated financial statements, as we owned all of Carey Watermark’s outstanding common stock.
In June 2009, the Financial Accounting Standard Board (“FASB”) issued amended guidance related to the consolidation of variable interest entities (“VIEs”). The amended guidance affects the overall consolidation analysis, changing the approach taken by companies in identifying which entities are VIEs and in determining which party is the primary beneficiary, and requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amended guidance changes the consideration of kick-out rights in determining if an entity is a VIE, which may cause certain additional entities to now be considered VIEs. Additionally, the guidance requires an ongoing reconsideration of the primary beneficiary and provides a framework for the events that trigger a reassessment of whether an entity is a VIE. We adopted this amended guidance on January 1, 2010, which did not require consolidation of any additional VIEs, but we have reflected the assets and liabilities related to previously consolidated VIEs, of which we are the primary beneficiary and which we consolidate, separately in our consolidated balance sheets for all periods presented. The adoption of this amended guidance did not affect our financial position and results of operations.
Additionally, in February 2010, the FASB issued further guidance which provided a limited scope deferral for an interest in an entity that meets all of the following conditions: (a) the entity has all the attributes of an investment company as defined under AICPA Audit and Accounting Guide, Investment Companies, or does not have all the attributes of an investment company but is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with the AICPA Audit and Accounting Guide, Investment Companies, (b) the reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity, and (c) the entity is not a securitization entity, asset-based financing entity or an entity that was formerly considered a qualifying special-purpose entity. We evaluated our involvement with the CPA® REITs and concluded that all three of the above conditions were met for the limited scope deferral. Accordingly, we continued to perform our consolidation analysis for the CPA® REITs in accordance with previously issued guidance on VIEs.
In connection with the adoption of the amended guidance on consolidating VIEs, we performed an analysis of all of our subsidiary entities, including our venture entities with other parties, to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of our quantitative and qualitative assessment to determine whether these entities are VIEs, we identified four entities that were deemed to be VIEs. Three of these entities were deemed VIEs as the third party tenant that leases property from each entity has the right to repurchase the property during the term of their lease at a fixed price. The fourth entity was deemed a VIE as a third party was deemed to have the right to receive the expected residual returns of the entity. The nature of operations and organizational structure of these four VIEs are consistent with our other entities (Note 1) except for the repurchase and residual returns rights of these entities.
After making the determination that these entities were VIEs, we performed an assessment as to which party would be considered the primary beneficiary of each entity and would be required to consolidate each entity’s balance sheet and results of operations. This assessment was based upon which party (1) had the power to direct activities that most significantly impact the entity’s economic performance and (2) had the obligation to absorb the expected losses of or right to receive benefits from the VIE that could potentially be significant to the VIE. Based on our assessment, it was determined that we would continue to consolidate the four VIEs. Activities that we considered significant in our assessment included which entity had control over financing decisions, leasing decisions and ability to sell the entity’s assets.
Because we generally utilize non-recourse debt, our maximum exposure to any VIE is limited to the equity we have in each VIE. We have not provided financial or other support to any VIE and there were no guarantees or other commitments from third parties that would affect the value or risk of our interest in such entities.
Acquisition Costs
In accordance with the FASB’s revised guidance for business combinations, which we adopted January 1, 2009, we immediately expense all acquisition costs and fees associated with transactions deemed to be business combinations, but we capitalize these costs for transactions deemed to be acquisitions of an asset. We may be impacted by the revised guidance through both the investments we make for our own portfolio as well as our equity interests in the CPA® REITs. To the extent we make investments for our own portfolio or on behalf of the CPA® REITs that are deemed to be business combinations, our results of operations will be negatively impacted by the immediate expensing of acquisition costs and fees incurred in accordance with the revised guidance, whereas prior to adoption such costs and fees would generally have been capitalized and allocated to the cost basis of the acquisition. Post acquisition, there will be a subsequent positive impact on our results of operations through a reduction in depreciation expense over the estimated life of the properties. Historically, we have not acquired investments that would be deemed business combinations.
W. P. Carey 3/31/2010 10-Q - 7

Notes to Consolidated Financial Statements
During the three months ended March 31, 2010, we completed an investment that was deemed to be a real estate asset acquisition and capitalized acquisition costs of $0.1 million in connection with this investment. All investments structured on behalf of the CPA® REITs were deemed to be real estate acquisitions. Acquisition costs and fees capitalized by the CPA® REITs totaled $7.0 million and $10.8 million for the three months ended March 31, 2010 and 2009, respectively.
Note 3. Agreements and Transactions with Related Parties
Advisory Agreements with the CPA® REITs
The following table presents a summary of revenue earned and cash received from the CPA® REITs in connection with providing services as the advisor to the CPA® REITs (in thousands):

	Three months ended March 31,
	2010	2009
Asset management revenue	$18,820	$19,108
Structuring revenue	6,834	10,409
Wholesaling revenue	2,103	1,093
Reimbursed costs from affiliates	15,048	9,874
Distributions of available cash (CPA®:17 - Global only)	506	583

	$43,311	$41,067

Asset Management Revenue
We earn asset management revenue totaling 1% per annum of average invested assets, which is calculated according to the advisory agreements for each CPA® REIT. A portion of this asset management revenue is contingent upon the achievement of specific performance criteria for each CPA® REIT, which is generally defined to be a cumulative distribution return for shareholders of the CPA® REIT. For CPA®:14, CPA®:15 and CPA®:16 – Global, this performance revenue is generally equal to 0.5% of the average invested assets of the CPA® REIT. For CPA®:17 – Global, we earn asset management revenue ranging from 0.5% of average market value for long-term net leases and certain other types of real estate investments up to 1.75% of average equity value for certain types of securities. For CPA®:17 – Global, we do not earn performance revenue, but we receive up to 10% of distributions of available cash from its operating partnership. For the three months ended March 31, 2010 and 2009, we earned $0.5 million and $0.6 million, respectively, under this provision.
Under the terms of the advisory agreements, we may elect to receive cash or shares of restricted stock for any revenue due from each CPA® REIT. In both 2010 and 2009, we elected to receive all asset management revenue in cash, with the exception of CPA®:17 – Global’s asset management revenue, which we elected to receive in restricted shares. We also elected to receive performance revenue from CPA®:16 – Global in restricted shares, while for CPA®:14 and CPA®:15 we elected to receive 80% of all performance revenue in restricted shares, with the remaining 20% payable in cash.
Structuring Revenue
We earn revenue in connection with structuring and negotiating investments and related mortgage financing for the CPA® REITs. We may receive acquisition revenue of up to an average of 4.5% of the total cost of all investments made by each CPA® REIT. A portion of this revenue (generally 2.5%) is paid when the transaction is completed, while the remainder (generally 2%) is payable in annual installments ranging from three to eight years, provided the relevant CPA® REIT meets its performance criterion. Unpaid installments bear interest at annual rates ranging from 5% to 7%. Interest earned on unpaid installments was $0.2 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively. For certain types of non-long term net lease investments acquired on behalf of CPA®:17 – Global, initial acquisition revenue may range from 0% to 1.75% of the equity invested plus the related acquisition revenue, with no deferred acquisition revenue being earned. We may also be entitled, subject to CPA® REIT board approval, to fees for structuring loan refinancings of up to 1% of the principal amount. This loan refinancing revenue, together with the acquisition revenue, is referred to as structuring revenue. In addition, we may also earn revenue related to the sale of properties, subject to subordination provisions. We will only recognize this revenue if we meet the subordination provisions.
W. P. Carey 3/31/2010 10-Q - 8

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
Other Transactions with Affiliates
We are the general partner in a limited partnership (which we consolidate for financial statement purposes) that leases our home office space and participates in an agreement with certain affiliates, including the CPA® REITs, for the purpose of leasing office space used for the administration of our operations and the operations of our affiliates and for sharing the associated costs. This limited partnership does not have any significant assets, liabilities or operations other than its interest in the office lease. During each of the three month periods ended March 31, 2010 and 2009, we recorded income from noncontrolling interest partners of $0.6 million, in each case related to reimbursements from these affiliates. The average estimated minimum lease payments on the office lease, inclusive of noncontrolling interests, at March 31, 2010 approximates $2.9 million annually through 2016.
We own interests in entities ranging from 5% to 95%, including jointly-controlled tenant-in-common interests in properties, with the remaining interests generally held by affiliates, and own common stock in each of the CPA® REITs. We consolidate certain of these investments and account for the remainder under the equity method of accounting.
One of our directors and officers is the sole shareholder of Livho, Inc. (“Livho”), a subsidiary that operates a hotel investment. We consolidate the accounts of Livho in our consolidated financial statements in accordance with current accounting guidance for consolidation of VIEs because it is a VIE and we are its primary beneficiary.
Family members of one of our directors have an ownership interest in certain companies that own noncontrolling interests in one of our French majority-owned subsidiaries. These ownership interests are subject to substantially the same terms as all other ownership interests in the subsidiary companies.
An employee owns a redeemable noncontrolling interest in W. P. Carey International LLC (“WPCI”), a subsidiary company that structures net lease transactions on behalf of the CPA® REITs outside of the U.S., as well as certain related entities.
Included in Accounts payable, accrued expenses and other liabilities in the consolidated balance sheets at each of March 31, 2010 and December 31, 2009 are amounts due to affiliates totaling $0.9 million.
Note 4. Investments in Real Estate
Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows (in thousands):

	March 31, 2010	December 31, 2009
Land	$101,591	$98,971
Buildings	446,628	426,636
Less: Accumulated depreciation	(100,360)	(100,247)

	$447,859	$425,360

W. P. Carey 3/31/2010 10-Q - 9

Notes to Consolidated Financial Statements
Operating Real Estate
Operating real estate, which consists primarily of our self-storage investments and our Livho subsidiary, at cost, is summarized as follows (in thousands):

	March 31, 2010	December 31, 2009
Land	$16,257	$16,257
Buildings	69,690	69,670
Less: Accumulated depreciation	(12,550)	(12,039)

	$73,397	$73,888

Real Estate Acquired
In February 2010, we entered into a domestic investment that was deemed to be an asset acquisition at a total cost of $47.6 million, which we funded with the escrowed proceeds of $36.1 million from a sale of property in December 2009 in an exchange transaction under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”), and $11.5 million from our line of credit.
Impairment Charges
We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. For investments in real estate in which an impairment indicator is identified, we follow a two-step process to determine whether the investment is impaired and to determine the amount of the charge. First, we compare the carrying value of the real estate to the future net undiscounted cash flow that we expect the real estate will generate, including any estimated proceeds from the eventual sale of the real estate. If this amount is less than the carrying value, the real estate is considered to be impaired, and we then measure the loss as the excess of the carrying value of the real estate over the estimated fair value of the real estate, which is primarily determined using market information from outside sources such as recent comparable sales or broker quotes. If relevant market information is not deemed appropriate, we then perform a future net cash flow analysis discounted for inherent risk associated with each investment.
For the three months ended March 31, 2010, we recognized impairment charges totaling $7.2 million on two domestic properties to reduce the carrying value of the properties to their estimated fair values, which reflects their contracted selling prices, due to tenants vacating or not renewing their leases. There were no impairment charges recognized during the three months ended March 31, 2009.
Other
In connection with our acquisition of properties, we have recorded net lease intangibles of $39.9 million, which are being amortized over periods ranging from two years to 30 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization. Below-market rent intangibles are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements. Net amortization of intangibles was $1.8 million and $1.7 million for the three months ended March 31, 2010 and 2009, respectively.
Note 5. Equity Investments in Real Estate and CPA ® REITs
Our equity investments in real estate for our investments in the CPA® REITs and for our interests in unconsolidated real estate investments are summarized below.
CPA® REITs
We own interests in the CPA® REITs and account for these interests under the equity method because, as their advisor, we do not exert control but have the ability to exercise significant influence. Shares of the CPA® REITs are publicly registered and the CPA® REITs file periodic reports with the SEC, but the shares are not listed on any exchange and are not actively traded. We earn asset management and performance revenue from the CPA® REITs and have elected, in certain cases, to receive a portion of this revenue in the form of restricted common stock of the CPA® REITs rather than cash.
W. P. Carey 3/31/2010 10-Q - 10

Notes to Consolidated Financial Statements
The following table sets forth certain information about our investments in the CPA® REITs (dollars in thousands):

	% of Outstanding Shares		Carrying Amount of Investment at
Fund	March 31, 2010	December 31, 2009	March 31, 2010 (a)	December 31, 2009 (a)
CPA®:14	8.7%	8.5%	$82,013	$79,906
CPA®:15	6.7%	6.5%	80,936	78,816
CPA®:16 – Global	4.9%	4.7%	55,830	53,901
CPA®:17 – Global (b)	0.4%	0.4%	4,151	3,328

			$222,930	$215,951

(a)	Includes asset management fee receivable at period end for which shares will be issued during the subsequent period.
(b)	CPA®:17 – Global has been deemed to be a VIE in which we are not the primary beneficiary (Note 2).
The following tables present combined summarized financial information for the CPA® REITs. Amounts provided are the total amounts attributable to the CPA® REITs and do not represent our proportionate share (in thousands):

	March 31, 2010	December 31, 2009
Assets	$8,417,214	$8,468,955
Liabilities	(4,556,948)	(4,638,552)

Shareholders’ equity	$3,860,266	$3,830,403

	Three months ended
	March 31,
	2010	2009
Revenues	$189,814	$180,004
Expenses	(153,723)	(190,428)

Net income (loss)	$36,091	$(10,424)

We recognized income from our equity investments in the CPA® REITs of $2.9 million for the three months ended March 31, 2010 and loss of $1.2 million for the three months ended March 31, 2009. Our proportionate share of income or loss recognized from our equity investments in the CPA® REITs is impacted by several factors, including impairment charges recorded by the CPA® REITs. During the three months ended March 31, 2010 and 2009, the CPA® REITs recognized impairment charges totaling $10.3 million and $39.6 million, respectively, which reduced the income we earned from these investments by $0.7 million and $2.0 million, respectively.
Interests in Unconsolidated Real Estate Investments
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies in which our ownership interests are 75% or less but over which we exercise significant influence, and (ii) as tenants-in-common subject to common control. All of the underlying investments are generally owned with affiliates. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions).
W. P. Carey 3/31/2010 10-Q - 11

Notes to Consolidated Financial Statements
The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying value of these ventures is affected by the timing and nature of distributions (dollars in thousands):

	Ownership Interest	Carrying Value at
Lessee	at March 31, 2010	March 31, 2010	December 31, 2009
Schuler A.G. (a) (b)	33%	$22,952	$23,755
The New York Times Company	18%	19,753	19,740
Carrefour France, SAS (a)	46%	16,998	17,570
U. S. Airways Group, Inc. (b)	75%	8,644	8,927
Medica – France, S.A. (a)	46%	5,868	6,160
Hologic, Inc. (b)	36%	4,379	4,388
Consolidated Systems, Inc. (b)	60%	3,386	3,395
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	5%	2,593	2,639
Information Resources, Inc.	33%	2,531	2,270
Childtime Childcare, Inc.	34%	1,869	1,843
Federal Express Corporation	40%	1,806	1,976
The Retail Distribution Group (c)	40%	—	1,099
Amylin Pharmaceuticals, Inc. (b) (d)	50%	(4,634)	(4,723)

		$86,145	$89,039

(a)	Carrying value of the investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(b)	Represents tenant-in-common interest.

(c)	In March 2010, this venture sold its property, recognized a gain of $2.5 million and distributed the proceeds to the venture partners. We have no further economic interest in this venture.

(d)	In 2007, this venture refinanced its existing non-recourse mortgage debt with new non-recourse financing of $35.4 million based on the appraised value of the underlying real estate of the venture and distributed the proceeds to the venture partners.
As discussed in Note 2, we adopted the FASB’s amended guidance on consolidating VIEs effective January 1, 2010. Upon adoption of the amended guidance, we re-evaluated our existing interests in unconsolidated entities and determined that we should continue to account for our interests in The New York Times and Hellweg ventures using the equity method of accounting primarily because the partners of these ventures had the power to direct the activities that most significantly impact the entity’s economic performance, including disposal rights of the property. Carrying amounts related to these VIEs are noted in the table above. Because we generally utilize non-recourse debt, our maximum exposure to either VIE is limited to the equity we have in each VIE. We have not provided financial or other support to either VIE and there are no guarantees or other commitments from third parties that would affect the value or risk of our interest in such entities.
The following tables present combined summarized financial information of our venture properties. Amounts provided are the total amounts attributable to the venture properties and do not represent our proportionate share (in thousands):

	March 31, 2010	December 31, 2009
Assets	$1,490,059	$1,452,103
Liabilities	(863,234)	(714,558)

Partners’/members’ equity	$626,825	$737,545

	Three months ended March 31,
	2010	2009
Revenues	$38,209	$32,524
Expenses	(19,709)	(17,069)

Net income	$18,500	$15,455

We recognized income from these equity investments in real estate of approximately $6.3 million and $2.6 million for the three months ended March 31, 2010 and 2009, respectively. These amounts represent our share of the income of these ventures as well as certain depreciation and amortization adjustments related to purchase accounting and other-than-temporary impairment charges.
W. P. Carey 3/31/2010 10-Q - 12

Notes to Consolidated Financial Statements
Equity Investment in Direct Financing Lease Acquired
In March 2009, an entity in which we, CPA®:16 – Global and CPA®:17 – Global hold 17.75%, 27.25% and 55% interests, respectively, completed a net lease financing transaction with respect to a leasehold condominium interest, encompassing approximately 750,000 rentable square feet, in the office headquarters of The New York Times Company for approximately $233.7 million. Our share of the purchase price was approximately $40 million, which we funded with proceeds from our line of credit. We account for this investment under the equity method of accounting as we do not have a controlling interest in the entity but exercise significant influence over it. In connection with this investment, which was deemed a direct financing lease, the venture capitalized costs and fees totaling $8.7 million. In August 2009, the venture obtained mortgage financing on the New York Times property of $119.8 million at an annual interest rate of LIBOR plus 4.75% that has been capped at 8.75% through the use of an interest rate cap. This financing has a term of five years.
Note 6. Fair Value Measurements
Under current authoritative guidance for fair value measurements, the fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including interest rate caps and swaps; and Level 3, for which little or no market data exists, therefore requiring us to develop our own assumptions, such as certain marketable securities.
Items Measured at Fair Value on a Recurring Basis
The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	March 31, 2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market funds	$9,447	$9,447	$—	$—
Marketable securities	1,690	—	—	1,690

Total	$11,137	$9,447	$—	$1,690

Liabilities:
Derivative liabilities	$793	$—	$793	$—
Redeemable noncontrolling interest	7,411	—	—	7,411

Total	$8,204	$—	$793	$7,411

W. P. Carey 3/31/2010 10-Q - 13

Notes to Consolidated Financial Statements

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$4,283	$4,283	$—	$—
Marketable securities	1,687	—	—	1,687

Total	$5,970	$4,283	$—	$1,687

Liabilities:
Derivative liabilities	$634	$—	$634	$—
Redeemable noncontrolling interest	7,692	—	—	7,692

Total	$8,326	$—	$634	$7,692

Assets and liabilities presented above exclude assets and liabilities owned by unconsolidated ventures.

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3 Only)
	Assets	Liabilities	Assets	Liabilities
		Redeemable		Redeemable
	Marketable	Noncontrolling	Marketable	Noncontrolling
	Securities	Interests	Securities	Interests
	Three months ended March 31, 2010		Three months ended March 31, 2009
Beginning balance	$1,687	$7,692	$1,628	$18,085
Total gains or losses (realized and unrealized):
Included in earnings	—	175	(1)	235
Included in other comprehensive income (loss)	3	(1)	(7)	(2)
Distributions paid	—	(455)	—	(2,768)
Redemption value adjustment	—	—	—	(224)

Ending balance	$1,690	$7,411	$1,620	$15,326

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—	$(1)	$—

Gains and losses (realized and unrealized) included in earnings for marketable securities are reported in Other income and (expenses) in the consolidated financial statements.
We account for the noncontrolling interests in WPCI as redeemable noncontrolling interests (Note 10). We determined the valuation of redeemable noncontrolling interests using widely accepted valuation techniques, including discounted cash flow on the expected cash flows of the investment as well as the income capitalization approach, which considers prevailing market capitalization rates.
Our financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt	$209,158	$197,197	$215,330	$201,774
Line of credit	150,000	148,000	111,000	108,900
Marketable securities (a)	1,681	1,690	1,681	1,687

(a)	Carrying value represents historical cost for marketable securities.
W. P. Carey 3/31/2010 10-Q - 14

Notes to Consolidated Financial Statements
We determined the estimated fair value of our debt instruments using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both March 31, 2010 and December 31, 2009.
Items Measured at Fair Value on a Non-Recurring Basis
At March 31, 2010 and 2009, we performed our quarterly assessment of the value of certain of our real estate investments in accordance with current authoritative accounting guidance. We determined the valuation of these assets using widely accepted valuation techniques, including discounted cash flow on the expected cash flows of each asset as well as the income capitalization approach, which considers prevailing market capitalization rates. We reviewed each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. We did not recognize any impairment charges during the three months ended March 31, 2009. Impairment charges recorded during the three months ended March 31, 2010 were calculated based on contracted selling prices. Actual results may differ materially if market conditions change.
The following table presents information about our nonfinancial assets that were measured on a fair value basis for the three months ended March 31, 2010. All impairment charges were measured using unobservable inputs (Level 3) (in thousands):

	Three months ended March 31, 2010
	Total Fair Value	Total Impairment
	Measurements	Charges

Real estate	$7,025	$7,152

	$7,025	$7,152

Note 7. Risk Management
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
At March 31, 2010, the majority of our directly owned real estate properties were located in the U.S. (94%), with Texas (21%) and California (13%) representing the most significant geographic concentrations, based on percentage of our annualized contractual minimum base rent for the first quarter of 2010. At March 31, 2010, our directly owned real estate properties contain concentrations in the following asset types: office (38%), industrial (33%) and warehouse/distribution (14%); and in the following tenant industries: business and commercial services (16%) and telecommunications (11%).
Note 8. Commitments and Contingencies
At March 31, 2010, we were not involved in any material litigation.
Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.
W. P. Carey 3/31/2010 10-Q - 15

Notes to Consolidated Financial Statements
We have provided certain representations in connection with divestitures of certain of our properties. These representations address a variety of matters including environmental liabilities. We are not aware of any claims or other information that would give rise to material payments under such representations.
Note 9. Equity and Stock Based and Other Compensation
Stock Based Compensation
The total compensation expense (net of forfeitures) for our stock-based compensation plans was $2.5 million and $2.4 million for the three months ended March 31, 2010 and 2009, respectively. The tax benefit recognized by us related to these plans totaled $1.1 million for each of the three month periods ended March 31, 2010 and 2009.
We have several stock-based compensation plans or arrangements, including the 2009 Share Incentive Plan, 1997 Share Incentive Plan (under which no further grants can be made), 2009 Non-Employee Directors’ Incentive Plan, 1997 Non-Employee Directors’ Plan (under which no further grants can be made), and Employee Share Purchase Plan. There has been no significant activity or changes to the terms and conditions of any of these plans or arrangements during 2010, other than those described below.
2009 Share Incentive Plan
In January 2010, the compensation committee of our board of directors approved long-term incentive awards consisting of 140,050 restricted stock units, which represent the right to receive shares of our common stock based on established restrictions, and 159,250 performance share units, which represent the right to receive shares of our common stock based on the level of achievement during a specified performance period of one or more performance goals, under the 2009 Share Incentive Plan. The restricted stock units are scheduled to vest over three years. Vesting of the performance share units is conditional on certain performance goals being met by us during the performance period from January 1, 2010 through December 31, 2012. The ultimate number of shares to be issued upon vesting of performance share units will depend on the extent to which we meet the performance goals and can range from zero to three times the original “target” awards noted above. The compensation committee set goals for the 2010 grant with the expectation that the number of shares to be issued upon vesting of performance share units will be at target levels. Based in part on our results through March 31, 2010 and expectations at that date regarding our future performance, we currently anticipate that the performance goals will be met at target levels for three of the four goals and at threshold level, or 0.5 times the original award, for one goal. As a result, we currently expect to recognize compensation expense totaling approximately $9.2 million over the vesting period, of which $0.6 million was recognized during the three months ended March 31, 2010. We will review our performance against these goals periodically and update expectations as warranted.
Earnings Per Share
Under current authoritative guidance for determining earnings per share, all unvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Our unvested restricted stock units contain rights to receive non-forfeitable distribution equivalents, and therefore we apply the two-class method of computing earnings per share. The calculation of earnings per share below excludes the income attributable to the unvested restricted stock units from the numerator. The following table summarizes basic and diluted earnings per share for the periods indicated (in thousands, except share amounts):

	Three months ended March 31,
	2010	2009
Net income attributable to W. P. Carey members	$14,413	$17,709
Allocation of distribution equivalents paid on unvested restricted stock units in excess of net income	(391)	(136)

Net income – basic	14,022	17,573
Income effect of dilutive securities, net of taxes	264	131

Net income – diluted	$14,286	$17,704

Weighted average shares outstanding – basic	39,088,114	39,175,020
Effect of dilutive securities	407,731	752,866

Weighted average shares outstanding – diluted	39,495,845	39,927,886

W. P. Carey 3/31/2010 10-Q - 16

Notes to Consolidated Financial Statements
Securities included in our diluted earnings per share determination consist of stock options and restricted stock awards. Securities totaling 1.9 million and 2.5 million shares for the three months ended March 31, 2010 and 2009, respectively, were excluded from the earnings per share computations above as their effect would have been anti-dilutive.
Other
Included in distributions payable at December 31, 2009 is a special distribution of $0.30 per share, or $11.8 million, that was paid to shareholders in January 2010.
During the three months ended March 31, 2010 and 2009, we recognized severance costs totaling approximately $0.6 million and $1.3 million, respectively, related to former employees. These costs are included in General and administrative expenses in the accompanying consolidated financial statements.
Note 10. Noncontrolling Interests
Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. There were no changes in our ownership interest in any of our consolidated subsidiaries for the three months ended March 31, 2010. The following table presents a reconciliation of total equity, the equity attributable to our shareholders and the equity attributable to noncontrolling interests (in thousands):

		W. P. Carey	Noncontrolling
	Total Equity	Members	Interests
Balance at January 1, 2010	$632,408	$625,633	$6,775
Contributions	620	—	620
Net income (loss)	14,127	14,413	(286)
Stock based compensation expense	2,461	2,461	—
Windfall tax provision — share incentive plans	(523)	(523)	—
Distributions	(21,178)	(20,835)	(343)
Change in other comprehensive loss	(4,112)	(3,851)	(261)
Shares repurchased	(784)	(784)	—

Balance at March 31, 2010	$623,019	$616,514	$6,505

		W. P. Carey	Noncontrolling
	Total Equity	Members	Interests
Balance at January 1, 2009	$646,335	$640,103	$6,232
Contributions	1,024	102	922
Redemption value adjustment	224	224	—
Net income (loss)	17,539	17,709	(170)
Stock based compensation expense under SFAS 123R	1,725	1,725	—
Windfall tax provision — share incentive plans	(832)	(832)	—
Distributions	(19,763)	(19,434)	(329)
Change in other comprehensive loss	(3,864)	(3,607)	(257)
Shares repurchased	(10,486)	(10,486)	—

Balance at March 31, 2009	$631,902	$625,504	$6,398

Redeemable Noncontrolling Interest
We account for the noncontrolling interest in WPCI as a redeemable noncontrolling interest, as it may become redeemable for cash in the event there are not enough shares of our common stock available to redeem the noncontrolling interest. At March 31, 2010, there were enough shares to redeem this interest. The partner’s interest is reflected at estimated redemption value for all periods presented. Redeemable noncontrolling interest, as presented on the consolidated balance sheets, reflect an adjustment of $6.8 million at December 31, 2009 to present the partner’s interest at redemption value. There was no such adjustment at March 31, 2010.
W. P. Carey 3/31/2010 10-Q - 17

Notes to Consolidated Financial Statements
The following table presents a reconciliation of redeemable noncontrolling interests (in thousands):

	2010	2009
Balance at January 1,	$7,692	$18,085
Redemption value adjustment	—	(224)
Net income	175	235
Distributions	(455)	(2,768)
Change in other comprehensive loss	(1)	(2)

Balance at March 31,	$7,411	$15,326

Note 11. Income Taxes
We have elected to be treated as a partnership for U.S. federal income tax purposes. As partnerships, we and our partnership subsidiaries are generally not directly subject to tax. We conduct our investment management services primarily through taxable subsidiaries. These operations are subject to federal, state, local and foreign taxes, as applicable. We conduct business in the U.S. and the European Union, and as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2006. Certain of our inter-company transactions that have been eliminated in consolidation for financial accounting purposes are also subject to taxation. Periodically, shares in the CPA® REITs that are payable to our taxable subsidiaries in consideration for services rendered are distributed from these subsidiaries to us.
At both March 31, 2010 and December 31, 2009, we had unrecognized tax benefits of $0.6 million (net of federal benefits) that, if recognized, would favorably affect the effective income tax rate in any future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At both March 31, 2010 and December 31, 2009, we had $0.1 million of accrued interest and penalties related to uncertain tax positions.
During the next year, we currently expect the liability for uncertain taxes to be adjusted on a similar basis to the adjustments that occurred in 2009. Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2006-2010 remain open to examination by the major taxing jurisdictions to which we are subject.
Our wholly owned subsidiary, Carey REIT II, Inc. (“Carey REIT II”), owns our real estate assets and has elected to be taxed as a REIT under Sections 856 through 860 of the Code. We believe we have operated, and we intend to continue to operate, in a manner that allows Carey REIT II to continue to qualify as a REIT. Under the REIT operating structure, Carey REIT II is permitted to deduct distributions paid to our shareholders and generally will not be required to pay U.S. federal income taxes. Accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements.
W. P. Carey 3/31/2010 10-Q - 18

Notes to Consolidated Financial Statements
Note 12. Segment Reporting
We evaluate our results from operations by our two major business segments – investment management and real estate ownership (Note 1). The following table presents a summary of comparative results of these business segments (in thousands):

	Three months ended March 31,
	2010	2009
Investment Management
Revenues (a)	$42,805	$40,484
Operating expenses (a)	(32,486)	(27,053)
Other, net (b)	3,409	(360)
Provision for income taxes	(3,878)	(5,765)

Income from continuing operations attributable to W. P. Carey members	$9,850	$7,306

Real Estate Ownership
Revenues	$20,286	$19,998
Operating expenses	(17,934)	(11,068)
Interest expense	(3,711)	(4,195)
Other, net (b)	5,453	5,243
Provision for income taxes	(234)	(435)

Income from continuing operations attributable to W. P. Carey members	$3,860	$9,543

Total Company
Revenues (a)	$63,091	$60,482
Operating expenses (a)	(50,420)	(38,121)
Interest expense	(3,711)	(4,195)
Other, net (b)	8,862	4,883
Provision for income taxes	(4,112)	(6,200)

Income from continuing operations attributable to W. P. Carey members	$13,710	$16,849

	Equity Investments in Real Estate at		Total Long-Lived Assets(d) at		Total Assets at
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Investment Management	$222,930	$215,951	$228,739	$222,453	$349,551	$343,989
Real Estate Ownership (c)	86,145	89,039	687,401	668,510	740,606	749,347

Total Company	$309,075	$304,990	$916,140	$890,963	$1,090,157	$1,093,336

(a)	Included in revenues and operating expenses are reimbursable costs from affiliates totaling $15.0 million and $9.9 million for the three months ended March 31, 2010 and 2009, respectively.

(b)	Includes interest income, income from equity investments in real estate and CPA® REITs, income (loss) attributable to noncontrolling interests and other income and (expenses).

(c)	Includes investments in France, Poland and Germany that accounted for lease revenues (rental income and interest income from direct financing leases) of $1.4 million and $1.7 million for the three months ended March 31, 2010 and 2009, respectively, as well as income from equity investments in real estate of $1.6 million and $1.5 million for the three months ended March 31, 2010 and 2009, respectively. These investments also accounted for long-lived assets at March 31, 2010 and December 31, 2009 of $44.7 million and $47.9 million, respectively.

(d)	Includes net investments in real estate and intangible assets related to management contracts and leases.
Note 13. Discontinued Operations
From time to time, tenants may vacate space due to lease buy-outs, elections not to renew their leases, company insolvencies or lease rejections in the bankruptcy process. In these cases, we assess whether we can obtain the highest value from the property by re-leasing or selling it. In addition, in certain cases, we may elect to sell a property that is occupied. When it is appropriate to do so under current accounting guidance for the disposal of long-lived assets, we classify the property as an asset held for sale and the current and prior period results of operations of the property are reclassified as discontinued operations.
W. P. Carey 3/31/2010 10-Q - 19

Notes to Consolidated Financial Statements
During the three months ended March 31, 2010, we sold three domestic properties for $6.6 million, net of selling costs, and recognized a net gain on these sales totaling $0.4 million, excluding impairment charges of $3.1 million previously recognized in 2009.
In March 2009, we sold a domestic property for $1.9 million, net of selling costs, and recognized a net loss on sale of $0.1 million. In addition, we entered into an agreement to sell a domestic property for $1.9 million in March 2009. We completed this sale in April 2009.
The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three months ended March 31,
	2010	2009
Revenues	$427	$1,775
Expenses	(128)	(780)
Gain (loss) on sale of real estate, net	404	(135)

Income from discontinued operations	$703	$860

W. P. Carey 3/31/2010 10-Q - 20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. The discussion also provides information about the financial results of the segments of our business to provide a better understanding of how these segments and their results affect our financial condition and results of operations. Our MD&A should be read in conjunction with our 2009 Annual Report.
Business Overview
We provide long-term sale-leaseback and build-to-suit transactions for companies worldwide and manage a global investment portfolio of 905 properties, including our own portfolio. We operate in two business segments – investment management and real estate ownership, as described below.
Investment Management — We provide services to four affiliated publicly-owned, non-actively traded real estate investment trusts: CPA®:14, CPA®:15, CPA®:16 – Global and CPA®:17 – Global. We structure and negotiate investments and debt placement transactions for the CPA® REITs, for which we earn structuring revenue, and manage their portfolios of real estate investments, for which we earn asset-based management and performance revenue. We earn asset-based management and performance revenue from the CPA® REITs based on the value of their real estate-related assets under management. As funds available to the CPA® REITs are invested, the asset base from which we earn revenue increases. In addition, we also receive a percentage of distributions of available cash from CPA®:17 – Global’s operating partnership. We may also earn incentive and disposition revenue and receive other compensation in connection with providing liquidity alternatives to CPA® REIT shareholders. Collectively, the CPA® REITs owned all or a portion of over 770 properties, including certain properties in which we have an ownership interest. Substantially all of these properties, totaling approximately 92.8 million square feet (on a pro rata basis), were net leased to 214 tenants, with an occupancy rate of approximately 98% at March 31, 2010.
Real Estate Ownership — We own and invest in commercial properties in the U.S. and the European Union that are then leased to companies, primarily on a triple-net leased basis, which requires each tenant to pay substantially all of the costs associated with operating and maintaining the property. We may also invest in other properties if opportunities arise. Our portfolio was comprised of our full or partial ownership interest in 167 properties, including certain properties in which the CPA® REITs have an ownership interest. Substantially all of these properties, totaling approximately 14 million square feet (on a pro rata basis), were net leased to 78 tenants, with an occupancy rate of approximately 94% at March 31, 2010.
Financial Highlights
(In thousands)

	Three months ended March 31,
	2010	2009
Total revenue (excluding reimbursed costs from affiliates)	$48,043	$50,608
Net income attributable to W. P. Carey members	14,413	17,709
Cash flow from operating activities	13,623	24,282
Total revenue decreased in the first quarter of 2010 as compared to the same period in 2009, primarily due to a lower volume of investments structured on behalf of the CPA® REITs. Revenue from our real estate ownership segment was flat compared to the prior year period.
Net income in the first quarter of 2010 decreased as compared to the same period in 2009. Results from operations in our real estate ownership segment were significantly lower in the current year period primarily due to impairment charges recognized on two properties. This decrease was partially offset by improved results of operations in our asset management segment.
Our cash flow from operating activities fluctuates period to period due to a number of factors, as described in Financial Condition below. As a result of a shift in the timing of when deferred acquisition revenue is received and lower investment volume in recent periods, the amount of deferred acquisition revenue we receive from the CPA® REITs declined by approximately $7 million in the first quarter of 2010 as compared to the same period in 2009.
Our quarterly cash distribution increased to $0.504 per share for the first quarter of 2010, or $2.02 per share on an annualized basis.
W. P. Carey 3/31/2010 10-Q - 21

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
Current Trends
As of the date of this Report, we believe that general economic conditions and conditions in the credit and real estate financing markets are continuing to improve, albeit slowly. As a result, both we and the CPA® REITs are benefiting from increased investment opportunities and improved financing conditions. However, the lingering effects of the recent challenging economic environment continue to affect us and the CPA® REITs in several ways, including continued financial stress on tenants, lower rental rates obtained on renewals of tenant leases and low inflation rates, which will likely limit rent increases in upcoming periods because most of our leases provide for rent adjustments indexed to changes in the consumer price index (“CPI”). In addition, we are seeing increased competition for the type of investments we make on behalf of the CPA® REITs. Despite recent indicators that the economy is beginning to recover, the full magnitude, effects and duration of the crisis cannot be predicted, and the current trends that affect our business segments remain dependent on the rate and scope of the recovery, rendering any discussion of the impact of these trends highly uncertain. Nevertheless, as of the date of this Report, the impact of current financial and economic trends on our business segments, and our response to those trends, is presented below.
Investment Opportunities
We earn structuring revenue on the investment transactions we structure on behalf of the CPA® REITs. Our ability to complete these investments, and thereby to earn structuring revenue, fluctuates based on the pricing of transactions and the availability of financing, among other factors.
As a result of the recent improving economic conditions, we have seen improvements in pricing on sale-leaseback investment opportunities that we believe will allow us to structure transactions on behalf of the CPA® REITs on favorable terms. Although we have been able to achieve financing on many of the investments we have completed recently on behalf of the CPA® REITs, we believe that these pricing improvements will enable us to achieve desired returns that will allow us to structure transactions without financing if necessary. In addition, we believe that the continued slow pace of the recovery in the credit markets has encouraged corporations that have difficulty obtaining financing through traditional channels to seek alternative financing in the form of our sale-leaseback transactions. To the extent that these trends continue during 2010, we believe that our investment volume will benefit. However, we are seeing an increasing level of competition for the investments we make on behalf of the CPA® REITs, both domestically and internationally, although the number of investors who seek to provide sale-leaseback financing to sellers remains lower than at levels we saw prior to the economic crisis.
We structured investments on behalf of the CPA® REITs totaling $149.1 million during the first quarter of 2010 and completed an investment for our own real estate portfolio of $47.6 million. International investments comprised 25% of our total investments during the first quarter of 2010. We currently expect that international transactions will continue to form a significant portion of the investments we structure, although the percentage of international investments in any given period will vary.
Financing Conditions
To the extent that conditions in the credit and real estate financing markets continue to improve, we expect to be able to achieve financing on many of the investments we structure on behalf of the CPA® REITs. Recently, lenders for both domestic and international investments have offered loans at shorter maturities and subject to variable interest rates. However, we believe we are beginning to see an easing in these trends as well, with more willingness by lenders to offer loans at fixed rates of interest and with longer maturities. During the first quarter of 2010, we obtained non-recourse mortgage financing totaling $78.3 million on behalf of the CPA® REITs. The financing bore a fixed weighted average annual interest rate and term of 6.1% and 7.9 years, respectively. When we are unable to obtain fixed-rate debt, we generally attempt to obtain interest rate caps or swaps to mitigate the impact of variable rate financing.
At March 31, 2010, we had balloon payments totaling $39.6 million that will be due during the next twelve months, including our share of balloon payments related to unconsolidated ventures totaling $24.9 million in the first quarter of 2011. The CPA® REITs had aggregate balloon payments totaling $207.3 million that will be due during the next twelve months. We are actively seeking to refinance this debt but believe we and the CPA® REITs have sufficient financing alternatives and/or cash resources to make these payments, if necessary. In both our own portfolio and those of the CPA® REITs, property level debt is generally non-recourse, which means that if we or any of the CPA® REITs default on a mortgage loan obligation, our exposure is limited to our equity invested in that property (see Corporate Defaults below). We also have a line of credit that expires in June 2011 and that can be extended for one year, subject to satisfying certain conditions. Amounts outstanding under this line totaled $150.0 million at March 31, 2010.
W. P. Carey 3/31/2010 10-Q - 22

Corporate Defaults
In our own real estate portfolio, corporate defaults can reduce our results of operations and cash flow from operations. Tenant defaults in the CPA® REIT portfolios can reduce our asset management revenue if they lead to a decline in the net asset values of the CPA® REITs and can also reduce our income from equity investments in the CPA® REITs. Tenants experiencing financial difficulties may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court, all of which may require us or the CPA® REITs to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, we may restructure or renew leases on less favorable terms, or the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us or the CPA® REITs to incur impairment charges.
During 2009, some of the tenants in our own portfolio and the CPA® REIT portfolios experienced financial difficulties. While we do not expect to see the unusually high level of corporate defaults that we experienced during 2009, it is possible that additional tenants may file for bankruptcy or default on their leases during 2010. Based on tenant activity during 2009 and the first quarter of 2010, including lease amendments, early lease renewals and lease rejections in bankruptcy court, we currently expect that 2010 lease revenue will decrease by approximately 5% in our own portfolio and by approximately 5% in the CPA® REITs on an annualized basis, as compared with 2009 lease revenue. This amount may increase or decrease based on additional tenant activity and changes in economic conditions, both of which are outside of our control. We would expect that our tenants would benefit from continued improvements in general business conditions, which should result in reduced corporate defaults in the future; however, if economic conditions deteriorate, it is likely that our tenants’ financial condition would deteriorate as well.
We have no significant exposure to tenants operating under bankruptcy protection in our own portfolio as of the date of this Report. However, the CPA® REITs have experienced increased levels of corporate defaults recently. As of the date of this Report, tenants accounting for less than 3% of aggregate annualized lease revenues of the CPA® REITs are operating under bankruptcy protection or are in administration. As a result of several of these corporate defaults, the CPA® REITs have currently suspended debt service on five non-recourse mortgage loans with an aggregate outstanding balance of $62.1 million, or approximately 1.5% of the aggregate outstanding non-recourse debt of the CPA® REITs. During the first quarter of 2010, one of the CPA® REITs turned a property over to the lender that had collateralized a non-recourse mortgage loan with an outstanding balance of $27.6 million. During the first quarter of 2010, we recorded impairment charges on our own portfolio totaling $7.2 million. Impairment charges do not necessarily reflect the true economic loss caused by the default of a tenant. The economic loss may be greater or less than the impairment amount.
To mitigate these risks, we have invested in assets that we believe are critically important to a tenant’s operations and have attempted to diversify the portfolios by tenant and tenant industry. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with tenant management and review of tenants’ financial statements and compliance with any financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, re-leasing properties, refinancing debt and selling properties, where possible, as well as protecting our rights when tenants default or enter into bankruptcy.
Fundraising
We are currently fundraising for CPA®:17 – Global. While fundraising trends are difficult to predict, our recent fundraising has remained strong. We raised $140.0 million for CPA®:17 – Global’s initial public offering in the first quarter of 2010 and, through the date of this Report, have raised more than $975 million on its behalf since beginning fundraising in December 2007. We have made a concerted effort to broaden our distribution channels and are seeing a greater portion of our fundraising come from multiple channels as a result of these efforts. CPA®:17 – Global’s initial offering will terminate in November 2010, unless it is extended.
In April 2010, we filed a registration statement with the SEC to raise up to $1 billion in an initial public offering of common stock of Carey Watermark for the purpose of acquiring interests in lodging and lodging related properties, plus up to an additional $237.5 million in its common stock under a dividend reinvestment plan. This registration statement has not been declared effective by the SEC as of the date of this Report.
W. P. Carey 3/31/2010 10-Q - 23

Net Asset Values of the CPA ® REITs
We own shares in the CPA® REITs and earn asset management revenue based on a percentage of average invested assets for each CPA® REIT. As such, we benefit from rising investment values and are negatively impacted when these values decrease. As a result of the overall continued weakness in the economy during 2009 and consequent increase in tenant defaults, the estimated net asset valuations for CPA®:14, CPA®:15 and CPA®:16 – Global at December 31, 2009 were down slightly from the estimated net asset valuations at December 31, 2008, which we expect will negatively impact our asset management revenue during 2010 by approximately $2.3 million. We anticipate that this negative impact will be partially mitigated by asset management revenues earned to the extent we structure new investments on behalf of CPA®:17 – Global during 2010.
The estimated net asset valuations of the CPA® REITs are based on a number of variables, including individual tenant credits, tenant defaults, lease terms, lending credit spreads, and foreign currency exchange rates, among other variables. We do not control these variables and, as such, cannot predict how these variables will change in the future.
Lease Expirations
We actively manage our own real estate portfolio and begin discussing options with tenants generally three years in advance of the scheduled lease expiration. In certain cases, we obtain lease renewals from our tenants. However, tenants may exercise purchase options rather than renew their leases, while in other cases we may seek replacement tenants or sell the property. At March 31, 2010, 14% of the leases in our own portfolio expire in the next twelve months, based on annualized contractual lease revenue. We currently expect that some of these leases will be renewed by our tenants, some properties will be sold and some tenants will not renew their lease, for which we will seek replacement tenants. For those leases that we believe will be renewed, we expect that renewed rents may be below the tenants’ existing contractual rent, reflecting current market rates. Lease expirations may also affect the cash flow of certain of the CPA® REITs, particularly CPA®:14 and CPA®:15.
Inflation and Foreign Exchange Rates
Our leases and those of the CPA® REITs generally have rent adjustments based on formulas indexed to changes in the CPI or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. Rent adjustments during 2009 and, to a lesser extent, the first quarter of 2010 generally benefited from increases in inflation rates during the years prior to the scheduled rent adjustment date. However, we expect that rent increases in our own portfolio and in the portfolios of the CPA® REITs will be significantly lower in coming years as a result of the current historically low inflation rates in the U.S. and the Euro zone.
We have foreign investments and as a result are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. During recent months, the U.S. dollar has strengthened against the Euro. A significant decline in the value of the Euro could have a material negative impact on our future results and, especially, on the future results and cash flows of the CPA® REITs, which have higher levels of international investments.
Despite the recent strengthening of the U.S. dollar, the average rate for the U.S. dollar in relation to the Euro during the first quarter of 2010 weakened by approximately 6% in comparison to the same period in 2009, resulting in a modestly positive impact on our results of operations for Euro-denominated investments in the current period. Investments denominated in the Euro accounted for approximately 6% and 9% of our annualized lease revenues for the first quarter of 2010 and 2009, respectively, and 28% and 29% of aggregate annualized lease revenues for the CPA® REITs for the same respective periods.
W. P. Carey 3/31/2010 10-Q - 24

Results of Operations
We evaluate our results of operations by our two major business segments — investment management and real estate ownership. A summary of comparative results of these business segments is as follows:
Investment Management (in thousands)

	Three months ended March 31,
	2010	2009	Change
Revenues
Asset management revenue	$18,820	$19,108	$(288)
Structuring revenue	6,834	10,409	(3,575)
Wholesaling revenue	2,103	1,093	1,010
Reimbursed costs from affiliates	15,048	9,874	5,174

	42,805	40,484	2,321

Operating Expenses
General and administrative	(16,267)	(16,581)	314
Reimbursable costs	(15,048)	(9,874)	(5,174)
Depreciation and amortization	(1,171)	(598)	(573)

	(32,486)	(27,053)	(5,433)

Other Income and Expenses
Other interest income	250	356	(106)
Income (loss) from equity investments in CPA® REITs	2,879	(1,204)	4,083
Other income and (expenses)	(191)	135	(326)

	2,938	(713)	3,651

Income from continuing operations before income taxes	13,257	12,718	539
Provision for income taxes	(3,878)	(5,765)	1,887

Net income from investment management	9,379	6,953	2,426
Add: Net loss attributable to noncontrolling interests	646	588	58
Less: Net income attributable to redeemable noncontrolling interests	(175)	(235)	60

Net income from investment management attributable to W. P. Carey members	$9,850	$7,306	$2,544

Asset Management Revenue
We earn asset-based management and performance revenue from the CPA® REITs based on the value of their real estate-related assets under management. This asset management revenue may increase or decrease depending upon (i) increases in the CPA® REIT asset bases as a result of new investments; (ii) decreases in the CPA® REIT asset bases as a result of sales of investments; (iii) increases or decreases in the annual estimated net asset valuations of CPA® REIT investment portfolios; (iv) increases or decreases in distributions of available cash (for CPA®:17 – Global only); and (v) whether the CPA® REITs are meeting their performance criteria. Each CPA® REIT met its performance criteria for all periods presented. The availability of funds for new investments is substantially dependent on our ability to raise funds for investment by the CPA® REITs.
For the three months ended March 31, 2010 as compared to the same period in 2009, asset management revenue decreased by $0.3 million, primarily due to a decline in the annual estimated net asset valuations of CPA® REITs as described below, partially offset by an increase in CPA®:17 – Global’s asset base as a result of new investments entered into during 2009 and the first quarter of 2010.
W. P. Carey 3/31/2010 10-Q - 25

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

	December 31,
	2009	2008
CPA®:14	$11.80	$13.00
CPA®:15	10.70	11.50
CPA®:16 – Global	9.20	9.80
Structuring Revenue
We earn structuring revenue when we structure and negotiate investments and debt placement transactions for the CPA® REITs. Structuring revenue is dependent on investment activity, which is subject to significant period-to-period variation.
For the three months ended March 31, 2010 as compared to the same period in 2009, structuring revenue decreased by $3.6 million, primarily due to lower investment volume in the current year period. We structured real estate investments on behalf of the CPA® REITs totaling $149.1 million for the three months ended March 31, 2010, compared to $231.7 million for the same period in 2009. Investments structured in the first quarter of 2009 included The New York Times Company transaction.
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
For the three months ended March 31, 2010 as compared to the same period in 2009, reimbursed and reimbursable costs increased by $5.2 million, primarily due to a higher level of commissions paid to broker-dealers related to CPA®:17 – Global’s initial public offering as funds raised in the first quarter of 2010 were significantly higher than the same quarter in 2009.
General and Administrative
For the three months ended March 31, 2010 as compared to the same period in 2009, general and administrative expenses decreased by $0.3 million, primarily due to decreases in compensation-related costs of $0.8 million and professional fees of 0.6 million. These decreases were partially offset by an increase in underwriting costs in connection with CPA®:17 – Global’s initial public offering of $1.1 million. Compensation-related costs were lower in 2010 due to several factors, including a decrease of $0.7 million in severance costs for former employees. Underwriting costs related to CPA®:17 – Global’s offering are generally offset by wholesaling revenue, which we earn based on the number of shares of CPA®:17 – Global sold.
Income (Loss) from Equity Investments in CPA ® REITs
Income or loss from equity investments in CPA® REITs represents our proportionate share of net income or loss (revenues less expenses) from our investments in the CPA® REITs in which, because of the shares we elect to receive from them for revenue due to us, we have a noncontrolling interest but exercise significant influence. The net income of the CPA® REITs fluctuates based on the timing of transactions, such as new leases and property sales, as well as the level of impairment charges.
For the three months ended March 31, 2010, we recognized income from equity investments in CPA® REITs of $2.9 million, compared to a loss of $1.2 million in the same period in 2009, primarily due to lower impairment charges recognized by the CPA® REITs in the current year period, which are estimated to total approximately $10.2 million in the first quarter of 2010, compared to $39.6 million in the same quarter in 2009. In addition, CPA® 14’s results of operations in the first quarter of 2010 are expected to include an $11.4 million gain on extinguishment of debt. For CPA®:17 – Global, we receive up to 10% of distributions of available cash from its operating partnership. For the three months ended March 31, 2010 and 2009, we received $0.5 million and $0.6 million, respectively, in cash under this provision.
Provision for Income Taxes
For the three months ended March 31, 2010 as compared to the same period in 2009, provision for income taxes decreased by $1.9 million, primarily due to reductions in both tax-generating intercompany transactions and the amount of shares in the CPA® REITs that we hold in taxable subsidiaries.
W. P. Carey 3/31/2010 10-Q - 26

Net Income from Investment Management Attributable to W. P. Carey Members
For the three months ended March 31, 2010 as compared to the same period in 2009, the resulting net income from investment management attributable to W. P. Carey members increased by $2.5 million.
Real Estate Ownership (in thousands)

	Three months ended March 31,
	2010	2009	Change
Revenues
Lease revenues	$16,465	$16,785	$(320)
Other real estate income	3,821	3,213	608

	20,286	19,998	288

Operating Expenses
Depreciation and amortization	(5,198)	(4,752)	(446)
Property expenses	(2,435)	(1,667)	(768)
General and administrative	(1,334)	(2,518)	1,184
Other real estate expenses	(1,815)	(2,131)	316
Impairment charges	(7,152)	—	(7,152)

	(17,934)	(11,068)	(6,866)

Other Income and Expenses
Other interest income	23	51	(28)
Income from equity investments in real estate	6,263	2,591	3,672
Other income and (expenses)	(473)	3,019	(3,492)
Interest expense	(3,711)	(4,195)	484

	2,102	1,466	636

Income from continuing operations before income taxes	4,454	10,396	(5,942)
Provision for income taxes	(234)	(435)	201

Income from continuing operations	4,220	9,961	(5,741)
Income from discontinued operations	703	860	(157)

Net income from real estate ownership	4,923	10,821	(5,898)
Less: Net income attributable to noncontrolling interests	(360)	(418)	58

Net income from real estate ownership attributable to W. P. Carey members	$4,563	$10,403	$(5,840)

Our evaluation of the sources of lease revenues is as follows (in thousands):

	Three months ended March 31,
	2010	2009
Rental income	$13,798	$14,143
Interest income from direct financing leases	2,667	2,642

	$16,465	$16,785

W. P. Carey 3/31/2010 10-Q - 27

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Three months ended March 31,
	2010	2009
CheckFree Holdings, Inc. (a)	$1,276	$1,253
Bouygues Telecom, S.A. (a) (b) (c)	1,132	1,503
Orbital Sciences Corporation (d)	1,126	739
The American Bottling Company	1,097	1,150
Titan Corporation	728	728
JP Morgan Chase Bank, N.A. (e)	552	—
AutoZone, Inc.	536	536
Unisource Worldwide, Inc. (f)	506	418
Lucent Technologies, Inc.	499	499
Quebecor Printing, Inc.	479	486
Sybron Dental Specialties Inc.	454	489
Werner Corporation	403	403
BE Aerospace, Inc.	395	392
CSS Industries, Inc.	392	392
Eagle Hardware & Garden, a subsidiary of Lowe’s Companies	386	381
Career Education Corporation	375	375
Sprint Spectrum, L.P.	356	356
Enviro Works, Inc.	333	361
Other (b)	5,440	6,324

	$16,465	$16,785

(a)	These revenues are generated in consolidated ventures, generally with our affiliates, and include lease revenues applicable to noncontrolling interests totaling $0.9 million for each of the three month periods ended March 31, 2010 and 2009.

(b)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(c)	Decrease was due to lease restructuring in January 2010.

(d)	Increase was due to an expansion at this facility completed in January 2010.

(e)	We acquired this investment in February 2010, which we funded with the escrowed proceeds from the sale of a property in December 2009 in an exchange transaction under Section 1031 of the Code.

(f)	Increase was due to change in estimate of unguaranteed residual value.
W. P. Carey 3/31/2010 10-Q - 28

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these ventures. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (dollars in thousands):

	Ownership Interest	Three months ended March 31,
Lessee	at March 31, 2010	2010	2009
The New York Times Company (a)	18%	$6,659	$1,850
Carrefour France, SAS (b)	46%	5,203	5,165
Federal Express Corporation	40%	1,774	1,754
Medica – France, S.A. (b)	46%	1,683	1,631
Schuler A.G. (b)	33%	1,595	1,520
Information Resources, Inc.	33%	1,397	1,397
U. S. Airways Group, Inc. (c)	75%	1,081	—
Amylin Pharmaceuticals, Inc. (d)	50%	1,004	836
Hologic, Inc.	36%	863	811
Consolidated Systems, Inc.	60%	449	449
Childtime Childcare, Inc.	34%	330	328
The Retail Distribution Group (e)	40%	205	223

		$22,243	$15,964

(a)	We acquired our interest in this investment in March 2009.

(b)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(c)	In the third quarter of 2009, we recorded an adjustment to record this entity under the equity method of accounting. During the three months ended March 31, 2009, this entity recorded lease revenue of $0.8 million.

(d)	Increase was due to CPI-based (or equivalent) rent increases.

(e)	In March 2010, this venture completed the sale of this property.
The above table does not reflect our share of interest income from our 5% interest in a venture that acquired a note receivable in April 2007. The venture recognized interest income of $6.8 million and $6.3 million for the three months ended March 31, 2010 and 2009, respectively. This amount represents total amount attributable to the entire venture, not our proportionate share, and is subject to fluctuations in the exchange rate of the Euro.
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
For the three months ended March 31, 2010 as compared to the same period in 2009, lease revenues decreased by $0.3 million, primarily due to the impact of recent activity, including lease restructurings, lease expirations and property sales, which resulted in reductions to lease revenues of $0.8 million. Lease revenues also decreased $0.8 million in connection with a change in the accounting for an investment to the equity method from a proportionate consolidated method beginning in the third quarter of 2009. These decreases were partially offset by increases in lease revenues of $0.9 million as a result of an investment we entered into in February 2010 in an exchange transaction under Section 1031 of the Code, which was funded with the escrowed proceeds from the sale of a property in December 2009, and an expansion we placed into service during 2010, as well as scheduled rent increases at several properties.
Other Real Estate Income
Other real estate income generally consists of revenue from Carey Storage, a subsidiary that invests in domestic self-storage properties, and Livho, a subsidiary that operates a Radisson hotel franchise in Livonia, Michigan. Other real estate income also includes costs reimbursable by tenants, lease termination payments and other non-rent related revenues from real estate ownership including, but not limited to, settlements of claims against former lessees. We receive settlements in the ordinary course of business; however, the timing and amount of settlements cannot always be estimated.
W. P. Carey 3/31/2010 10-Q - 29

For the three months ended March 31, 2010 as compared to the same period in 2009, other real estate income increased by $0.6 million, primarily due to increases in reimbursable tenant costs. Reimbursable tenant costs are recorded as both income and property expenses and therefore have no impact on net income.
Property Expenses
For the three months ended March 31, 2010 as compared to the same period in 2009, property expenses increased by $0.8 million primarily due to increases in reimbursable tenant costs.
General and Administrative
For the three months ended March 31, 2010 as compared to the same period in 2009, general and administrative expenses decreased by $1.2 million primarily due to a decrease in professional fees. Professional fees include auditing, consulting and legal services associated with our real estate ownership.
Impairment Charges
For the three months ended March 31, 2010, we recognized impairment charges of $7.2 million to reduce the carrying values of two domestic properties to their estimated fair values, which reflects their contracted selling prices, due to tenants vacating or not renewing their leases. We did not recognize any impairment charges in the quarter ended March 31, 2009.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income or loss (revenue less expenses) from investments entered into with affiliates or third parties in which we have a noncontrolling interest but exercise significant influence.
For the three months ended March 31, 2010 as compared to the same period in 2009, income from equity investments in real estate increased by $3.7 million, primarily due to a $2.5 million gain recognized by us in connection with a venture, Retail Distribution, selling its property in March 2010, as well as income earned from our investment in The New York Times transaction completed in March 2009, which contributed an increase of $0.6 million. In addition, during the first quarter of 2010 we recorded income of $0.4 million from an equity investment that had previously been accounted for under a proportionate consolidation method.
Other Income and (Expenses)
Other income and (expenses) generally consists of gains and losses on foreign currency transactions and derivative instruments. We and certain of our foreign consolidated subsidiaries have intercompany debt and/or advances that are not denominated in the entity’s functional currency. When the intercompany debt or accrued interest thereon is remeasured against the functional currency of the entity, a gain or loss may result. For intercompany transactions that are of a long-term investment nature, the gain or loss is recognized as a cumulative translation adjustment in OCI. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments.
For the three months ended March 31, 2010, we recognized other expenses of $0.5 million, compared to other income of $3.0 million in the same period in 2009. Other expenses in the current year period were primarily due to unrealized losses recognized on foreign currency transactions as a result of changes in foreign currency exchange rates on notes receivable from international subsidiaries. The other income in 2009 was primarily comprised of a $7.0 million gain recognized by our subsidiary, Carey Storage, on the repayment of the $35.0 million outstanding balance on its secured credit facility for $28.0 million in January 2009. This gain was partially offset by a third party investor’s profit sharing interest in the gain totaling $4.2 million. Fluctuations in foreign currency exchange rates did not have a significant impact in the first quarter of 2009.
Interest Expense
For the three months ended March 31, 2010 as compared to the same period in 2009, interest expense decreased by $0.5 million. Beginning in the third quarter of 2009, we accounted for an investment under the equity method of accounting that had previously been accounted for under a proportionate consolidation method. This change resulted in a reduction of $0.3 million in interest expense in the current year period. In addition, interest expense decreased by $0.2 million in the current period as a loan from an affiliate was paid off in October 2009.
Income from discontinued operations
For the three months ended March 31, 2010, we recognized income from discontinued operations of $0.7 million, inclusive of a net gain on the sale of three properties totaling $0.4 million. For the three months ended March 31, 2009, we recognized income from discontinued operations of $0.9 million.
W. P. Carey 3/31/2010 10-Q - 30

Net Income from Real Estate Ownership Attributable to W. P. Carey Members
For the three months ended March 31, 2010 as compared to the same period in 2009, the resulting net income from real estate ownership attributable to W. P. Carey members decreased by $5.8 million.
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
Operating Activities
During the three months ended March 31, 2010, we used our cash flow from operations, along with existing cash resources and borrowings under our line of credit, to fund distributions to shareholders. During the three months ended March 31, 2010, we received revenue of $3.5 million in cash from providing asset-based management services to the CPA® REITs. This amount does not include revenue received from the CPA® REITs in the form of shares of their restricted common stock rather than cash (see below). We also received revenue of $3.8 million in connection with structuring investments and debt refinancing on behalf of the CPA® REITs. Deferred acquisition revenue was significantly lower in the first quarter of 2010 as compared to the same period in 2009, primarily due to a shift in the timing of when deferred acquisition revenue is received and lower investment volume by the CPA® REITs in recent periods. For CPA®:14, CPA®:15 and CPA®:16 - Global, we receive deferred acquisition revenue in annual installments each January. For CPA®:17 - Global, such revenue is received annually based on the quarter that a transaction is completed. This change for CPA®:17 - Global has the effect of spreading the revenue received throughout the year as compared to receiving all deferred revenue in January.
In 2010, we elected to continue to receive all performance revenue from CPA®:16 – Global as well as asset management revenue from CPA®:17 – Global in restricted shares of their common stock rather than cash. For CPA®:14 and CPA®:15, we elected to receive 80% of all performance revenue in their restricted shares, with the remaining 20% payable in cash.
During the three months ended March 31, 2010, our real estate ownership provided cash flows (contractual lease revenues, net of property-level debt service) of approximately $10 million.
Investing Activities
Our investing activities are generally comprised of real estate transactions (purchases and sales) and capitalized property related costs. During the three months ended March 31, 2010, we purchased a domestic investment for $47.6 million, which we funded with $36.1 million from the escrowed proceeds of a sale of a property in December 2009 in an exchange transaction under Section 1031 of the Code as well as $11.5 million from our line of credit. Cash inflows during this period included $5.6 million in distributions from equity investments in real estate and the CPA® REITs in excess of equity income, inclusive of distributions of $3.6 million received from the Retail Distributions venture in connection with the sale of its property. In addition, during the three months ended March 31, 2010, we received proceeds of $6.6 million from the sale of three properties.
Financing Activities
During the three months ended March 31, 2010, we paid distributions to shareholders of $32.5 million, inclusive of a special distribution of $0.30 per share, or $11.8 million, that was paid in January 2010 to shareholders of record at December 31, 2009, and paid distributions of $0.8 million to affiliates who hold noncontrolling interests in various entities with us. We also made scheduled mortgage principal payments of $4.1 million. Borrowings under our line of credit increased overall by $39.0 million since December 31, 2009 and were comprised of gross borrowings of $51.5 million and repayments of $12.5 million. Borrowings under our line of credit were used for several purposes, including the $11.5 million to finance a portion of the investment we entered into in February 2010.
W. P. Carey 3/31/2010 10-Q - 31

Summary of Financing
The table below summarizes our non-recourse long-term debt and credit facility (dollars in thousands):

	March 31, 2010	December 31, 2009
Balance
Fixed rate	$143,617	$147,060
Variable rate (a)	215,541	179,270

	$359,158	$326,330

Percent of total debt
Fixed rate	40%	45%
Variable rate (a)	60%	55%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	6.2%	6.2%
Variable rate (a)	2.4%	2.9%

(a)	Variable rate debt at March 31, 2010 included (i) $150 million outstanding under our line of credit, (ii) $8.7 million that has been effectively converted to a fixed rate through an interest rate swap derivative instrument (Note 7) and (iii) $51.8 million in mortgage obligations that bore interest at fixed rates but have interest rate reset features that may change the interest rates to then-prevailing market fixed rates (subject to specified caps) at certain points during their term. The interest rate for one of these loans, which had an outstanding balance of $6.9 million at March 31, 2010, is scheduled to reset to a new rate in October 2010 based on market rates at that time.
Cash Resources
At March 31, 2010, our cash resources consisted of the following:
•	Cash and cash equivalents totaling $33.1 million. Of this amount, $7.1 million, at then current exchange rates, was held in foreign bank accounts, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;
•	A line of credit with unused capacity of $100.0 million, all of which is available to us and may also be used to loan funds to our affiliates. Our lender has issued letters of credit totaling $7.0 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under this facility; and
•	We also had unleveraged properties that had an aggregate carrying value of $286.5 million, although given the current economic environment, there can be no assurance that we would be able to obtain financing for these properties.
Our cash resources can be used for working capital needs and other commitments and may be used for future investments. We continue to evaluate financing options, such as obtaining non-recourse financing on our unleveraged properties. Any financing obtained may be used for working capital objectives and/or may be used to pay down existing debt balances. A summary of our unsecured credit facility is provided below (in thousands):

	March 31, 2010		December 31, 2009
	Outstanding	Maximum	Outstanding	Maximum
	Balance	Available	Balance	Available
Line of credit	$150,000	$250,000	$111,000	$250,000
We have a $250.0 million unsecured revolving line of credit that is scheduled to mature in June 2011. Pursuant to its terms, the line of credit can be increased up to $300.0 million at the discretion of the lenders and, at our discretion, can be extended for an additional year subject to satisfying certain conditions and the payment of an extension fee equal to 0.125% of the total commitments under the facility at that time.
The line of credit provides for an annual interest rate, at our election, of either (i) LIBOR plus a spread that ranges from 75 to 120 basis points depending on our leverage or (ii) the greater of the lender’s prime rate and the Federal Funds Effective Rate plus 50 basis points. At March 31, 2010, the average interest rate on advances under the line of credit was 1.0%. In addition, we pay an annual fee ranging between 12.5 and 20 basis points of the unused portion of the line of credit, depending on our leverage ratio. Based on our leverage ratio at March 31, 2010, we paid interest at LIBOR plus 75 basis points and paid 12.5 basis points on the unused portion of the line of credit. The line of credit has financial covenants that among other things require us to maintain a minimum equity value, restrict the amount of distributions we can pay and requires us to meet or exceed certain operating and coverage ratios. We were in compliance with these covenants at March 31, 2010.
W. P. Carey 3/31/2010 10-Q - 32

Cash Requirements
During the next twelve months, we expect that cash payments will include paying distributions to shareholders and to affiliates who hold noncontrolling interests in entities we control and making scheduled mortgage principal payments, including mortgage balloon payments totaling $14.7 million, as well as other normal recurring operating expenses.
We expect to fund future investments, any capital expenditures on existing properties and scheduled debt maturities on non-recourse mortgage loans through cash generated from operations, the use of our cash reserves or unused amounts on our line of credit.
Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and contractual obligations at March 31, 2010 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Non-recourse debt — Principal	$209,158	$22,027	$57,416	$10,818	$118,897
Line of credit — Principal	150,000	—	150,000	—	—
Interest on borrowings (a)	63,454	13,425	20,022	14,950	15,057
Operating and other lease commitments (b)	27,510	3,154	6,444	6,470	11,442
Property improvements (c)	283	283	—	—	—
Other commitments (d)	176	176	—	—	—

	$450,581	$39,065	$233,882	$32,238	$145,396

(a)	Interest on un-hedged variable rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at March 31, 2010.

(b)	Operating and other lease commitments consist primarily of the total minimum rents payable on the lease for our principal offices. We are reimbursed by affiliates for their share of the future minimum rents under an office cost-sharing agreement. These amounts are allocated among the entities based on gross revenues and are adjusted quarterly. The table above excludes the rental obligation under a ground lease of a venture in which we own a 46% interest. This obligation totals approximately $3.1 million over the lease term through January 2063.

(c)	Represents remaining commitments to fund certain property improvements.

(d)	Includes estimates for accrued interest and penalties related to uncertain tax positions and a commitment to contribute capital to an investment in India.
Amounts in the table above related to our foreign operations are based on the exchange rate of the Euro at March 31, 2010. At March 31, 2010, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
W. P. Carey 3/31/2010 10-Q - 33

We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. All of the underlying investments are owned with our affiliates. Summarized financial information for these ventures and our ownership interest in the ventures at March 31, 2010 are presented below. Summarized financial information provided represents the total amounts attributable to the ventures and does not represent our proportionate share (dollars in thousands):

	Ownership Interest		Total Third
Lessee	at March 31, 2010	Total Assets	Party Debt	Maturity Date
Federal Express Corporation	40%	44,040	39,740	1/2011
Information Resources, Inc.	33%	47,210	21,675	1/2011
Childtime Childcare, Inc.	34%	9,749	6,392	1/2011
U. S. Airways Group, Inc.	75%	30,756	18,698	4/2014
The New York Times Company	18%	241,237	118,541	9/2014
Carrefour France, SAS (a)	46%	140,671	109,307	12/2014
Consolidated Systems, Inc.	60%	16,925	11,494	11/2016
Amylin Pharmaceuticals, Inc. (b)	50%	55,117	70,700	7/2017
Medica – France, S.A. (a)	46%	46,941	38,149	10/2017
Hologic, Inc.	36%	27,162	14,669	5/2023
Schuler A.G. (a)	33%	69,816	—	N/A

		$729,624	$449,365

(a)	Dollar amounts shown are based on the exchange rate of the Euro at March 31, 2010.

(b)	In 2007, this venture refinanced its existing non-recourse mortgage debt with new non-recourse financing of $35.4 million based on the appraised value of the underlying real estate of the venture and distributed the proceeds to the venture partners.
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
In connection with the purchase of many of our properties, we required the sellers to perform environmental reviews. We believe, based on the results of these reviews, that our properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with leakage from underground storage tanks, surface spills or other on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, our leases generally require tenants to indemnify us from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. The leases generally include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow us to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of our leases allow us to require financial assurances from tenants, such as performance bonds or letters of credit, if the costs of remediating environmental conditions are, in our estimation, in excess of specified amounts. Accordingly, we believe that the ultimate resolution of environmental matters should not have a material adverse effect on our financial condition, liquidity or results of operations.
W. P. Carey 3/31/2010 10-Q - 34

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
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed rate basis. However, from time to time, we or our venture partners may obtain variable rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period, and interest rate caps limit the effective borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At March 31, 2010, we estimate that the fair value of our interest rate swaps, which is included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was a net liability of $0.8 million (Note 6).
At March 31, 2010, a significant portion (approximately 57%) of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The estimated fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed rate debt at March 31, 2010 ranged from 4.9% to 7.8%. The annual interest rates on our variable rate debt at March 31, 2010 ranged from 1.0% to 7.3%. Our debt obligations are more fully described in Financial Condition above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at March 31, 2010 (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total	Fair value
Fixed rate debt	$8,184	$26,206	$31,775	$2,678	$2,486	$72,288	$143,617	$135,130
Variable rate debt	$6,788	$152,531	$2,584	$2,726	$2,897	$48,015	$215,541	$210,067
The estimated fair value of our fixed rate debt and our variable rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or caps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at March 31, 2010 by an aggregate increase of $10.6 million or an aggregate decrease of $10.1 million, respectively. Annual interest expense on our unhedged variable rate debt that does not bear interest at fixed rates at March 31, 2010 would increase or decrease by $1.6 million for each respective 1% change in annual interest rates. As more fully described in Summary of Financing in Item 2 above, a portion of the debt classified as variable rate debt in the tables above bore interest at fixed rates at March 31, 2010 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. Such debt is generally not subject to short-term fluctuations in interest rates.
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
W. P. Carey 3/31/2010 10-Q - 35

We are generally a net receiver of the foreign currency (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the Euro. For the three months ended March 31, 2010, we recognized net realized and unrealized foreign currency transaction losses of $0.2 million and $0.6 million, respectively. These losses are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the Euro on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
To date, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained non-recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency rates.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and acting chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.
Our chief executive officer and acting chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2010, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective at March 31, 2010 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II

Item 6.	Exhibits

Exhibit No.	Description	Method of Filing
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
W. P. Carey 3/31/2010 10-Q - 36

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W. P. Carey & Co. LLC
Date: 5/7/2010	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and Acting Chief Financial Officer (Principal Financial Officer)

Date: 5/7/2010	By:	/s/ Thomas J. Ridings, Jr.
Thomas J. Ridings, Jr.
Executive Director and Chief Accounting Officer (Principal Accounting Officer)

W. P. Carey 3/31/2010 10-Q - 37

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
W. P. Carey 3/31/2010 10-Q - 38