Form 10-Q
period 2010-06-30
CAREY W P & CO LLC
filed 2010-08-06
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant had 39,324,188 shares of common stock, no par value, outstanding at July 31, 2010.

INDEX

Page No.
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets	2

Consolidated Statements of Income	3

Consolidated Statements of Comprehensive Income	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	38

PART II — OTHER INFORMATION

Item 6. Exhibits	38

Signatures	39

Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
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
W. P. Carey 6/30/2010 10-Q — 1

W. P. CAREY & CO. LLC
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	June 30, 2010	December 31, 2009
Assets
Investments in real estate:	$559,441	$525,607
Real estate, at cost (inclusive of amounts attributable to consolidated variable interest entities (“VIEs”) of $52,745 and $52,625, respectively)
Operating real estate, at cost (inclusive of amounts attributable to VIEs of $25,665 and $25,665, respectively)	85,960	85,927
Accumulated depreciation (inclusive of amounts attributable to consolidated VIEs of $27,047 and $25,650, respectively)	(113,348)	(112,286)

Net investments in properties	532,053	499,248
Net investment in direct financing leases	78,087	80,222
Assets held for sale	5,390	—
Equity investments in real estate and CPA® REITs	313,080	304,990

Net investments in real estate	928,610	884,460
Cash and cash equivalents (inclusive of amounts attributable to consolidated VIEs of $91 and $108, respectively)	39,449	18,450
Due from affiliates	29,234	35,998
Intangible assets and goodwill, net	89,359	85,187
Other assets, net (inclusive of amounts attributable to consolidated VIEs of $1,635 and $1,504, respectively)	37,754	69,241

Total assets	1,124,406	1,093,336

Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of amounts attributable to consolidated VIEs of $9,743 and $9,850, respectively)	206,247	215,330
Line of credit	171,750	111,000
Accounts payable, accrued expenses and other liabilities (inclusive of amounts attributable to consolidated VIEs of $2,175 and $2,286, respectively)	45,891	51,710
Income taxes, net	40,447	43,831
Distributions payable	19,849	31,365

Total liabilities	484,184	453,236

Redeemable noncontrolling interest	7,119	7,692

Commitments and contingencies (Note 8)
Equity:
W. P. Carey members’ equity:
Listed shares, no par value, 100,000,000 shares authorized; 39,323,929 and 39,204,605 shares issued and outstanding, respectively	758,080	754,507
Distributions in excess of accumulated earnings	(141,571)	(138,442)
Deferred compensation obligation	10,249	10,249
Accumulated other comprehensive loss	(9,859)	(681)

Total W. P. Carey members’ equity	616,899	625,633
Noncontrolling interests	16,204	6,775

Total equity	633,103	632,408

Total liabilities and equity	$1,124,406	$1,093,336

See Notes to Consolidated Financial Statements.
W. P. Carey 6/30/2010 10-Q — 2

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues
Asset management revenue	$19,080	$19,227	$37,900	$38,335
Structuring revenue	13,102	365	19,936	10,774
Wholesaling revenue	2,230	1,597	4,333	2,690
Reimbursed costs from affiliates	15,354	11,115	30,402	20,111
Lease revenues	15,833	16,374	31,844	32,745
Other real estate income	4,797	4,557	8,572	7,770

	70,396	53,235	132,987	112,425

Operating Expenses
General and administrative	(18,131)	(14,334)	(35,732)	(33,433)
Reimbursable costs	(15,354)	(11,115)	(30,402)	(20,111)
Depreciation and amortization	(5,815)	(6,574)	(11,991)	(11,694)
Property expenses	(2,379)	(1,921)	(4,628)	(3,371)
Other real estate expenses	(1,773)	(1,707)	(3,588)	(3,838)
Impairment charges	—	(900)	(2,268)	(900)

	(43,452)	(36,551)	(88,609)	(73,347)

Other Income and Expenses
Other interest income	336	416	609	823
Income from equity investments in real estate and CPA® REITs	7,638	4,875	16,780	6,262
Other income and (expenses)	42	127	(622)	3,281
Interest expense	(3,765)	(3,805)	(7,476)	(8,000)

	4,251	1,613	9,291	2,366

Income from continuing operations before income taxes	31,195	18,297	53,669	41,444
Provision for income taxes	(6,751)	(3,720)	(10,863)	(9,920)

Income from continuing operations	24,444	14,577	42,806	31,524

Discontinued Operations
Income from operations of discontinued properties	206	1,202	626	2,164
Gain on sale of real estate	56	478	460	343
Impairment charges	(985)	(1,380)	(5,869)	(1,380)

(Loss) income from discontinued operations	(723)	300	(4,783)	1,127

Net Income	23,721	14,877	38,023	32,651
Add: Net loss attributable to noncontrolling interests	128	203	414	373
Less: Net income attributable to redeemable noncontrolling interests	(417)	(103)	(592)	(338)

Net Income Attributable to W. P. Carey Members	$23,432	$14,977	$37,845	$32,686

Basic Earnings Per Share
Income from continuing operations attributable to W. P. Carey members	$0.62	$0.36	$1.08	$0.79
(Loss) income from discontinued operations attributable to W. P. Carey members	(0.03)	0.01	(0.12)	0.03

Net income attributable to W. P. Carey members	$0.59	$0.37	$0.96	$0.82

Diluted Earnings Per Share
Income from continuing operations attributable to W. P. Carey members	$0.62	$0.36	$1.06	$0.78
(Loss) income from discontinued operations attributable to W. P. Carey members	(0.03)	0.01	(0.12)	0.03

Net income attributable to W. P. Carey members	$0.59	$0.37	$0.94	$0.81

Weighted Average Shares Outstanding
Basic	39,081,064	39,350,684	39,116,126	39,067,391

Diluted	39,510,231	40,065,495	39,567,583	39,780,708

Amounts Attributable to W. P. Carey Members
Income from continuing operations, net of tax	$24,155	$14,677	$42,628	$31,559
(Loss) income from discontinued operations, net of tax	(723)	300	(4,783)	1,127

Net income	$23,432	$14,977	$37,845	$32,686

Distributions Declared Per Share	$0.506	$0.498	$1.010	$0.994

See Notes to Consolidated Financial Statements.
W. P. Carey 6/30/2010 10-Q — 3

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net Income	$23,721	$14,877	$38,023	$32,651
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(4,627)	3,284	(8,034)	(144)
Unrealized (loss) gain on derivative instrument	(735)	163	(1,295)	(101)
Change in unrealized appreciation on marketable securities	(7)	31	(11)	13

	(5,369)	3,478	(9,340)	(232)

Comprehensive Income	18,352	18,355	28,683	32,419

Amounts Attributable to Noncontrolling Interests:
Net loss	128	203	414	373
Foreign currency translation adjustments	26	(105)	145	(4)

Comprehensive loss attributable to noncontrolling interests	154	98	559	369

Amounts Attributable to Redeemable Noncontrolling Interests:
Net income	(417)	(103)	(592)	(338)
Foreign currency translation adjustments	16	(10)	17	(8)

Comprehensive income attributable to redeemable noncontrolling interests	(401)	(113)	(575)	(346)

Comprehensive Income Attributable to W. P. Carey Members	$18,105	$18,340	$28,667	$32,442

See Notes to Consolidated Financial Statements.
W. P. Carey 6/30/2010 10-Q — 4

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended June 30,
	2010	2009
Cash Flows — Operating Activities
Net income	$38,023	$32,651
Adjustments to net income:
Depreciation and amortization including intangible assets and deferred financing costs	12,377	12,757
Income from equity investments in real estate and CPA® REITs in excess of distributions received	(5,942)	(3,157)
Straight-line rent and financing lease adjustments	429	967
Gain on sale of real estate	(460)	(343)
Gain on extinguishment of debt	—	(6,991)
Allocation of (loss) earnings to profit sharing interest	(373)	3,875
Management income received in shares of affiliates	(17,344)	(15,414)
Unrealized loss (gain) on foreign currency transactions and others	860	(39)
Realized loss (gain) on foreign currency transactions and others	143	(126)
Impairment charges	8,137	2,280
Stock-based compensation expense	4,936	5,260
Deferred acquisition revenue received	17,048	22,877
Increase in structuring revenue receivable	(9,352)	(5,416)
Decrease in income taxes, net	(6,116)	(8,454)
Net changes in other operating assets and liabilities	(6,075)	(6,044)

Net cash provided by operating activities	36,291	34,683

Cash Flows — Investing Activities
Distributions received from equity investments in real estate and CPA® REITs in excess of equity income	7,762	7,606
Purchases of real estate and equity investments in real estate	(74,904)	(39,677)
VAT paid in connection with acquisition of real estate	(4,222)	—
Capital expenditures	(1,652)	(6,929)
Proceeds from sale of real estate	9,200	3,835
Funds released from escrow in connection with the sale of property	36,132	—
Proceeds from transfer of profit sharing interest	—	21,928

Net cash used in investing activities	(27,684)	(13,237)

Cash Flows — Financing Activities
Distributions paid	(52,490)	(39,060)
Contributions from noncontrolling interests	11,180	1,583
Distributions to noncontrolling interests	(1,444)	(3,474)
Distributions to profit sharing interest	(693)	(3,434)
Scheduled payments of mortgage principal	(10,322)	(5,241)
Prepayments of mortgage principal	—	(11,918)
Proceeds from mortgage financing	6,315	39,000
Proceeds from line of credit	83,250	88,500
Prepayments of line of credit	(22,500)	(72,018)
Proceeds from loans from affiliates	—	1,624
Payment of financing costs	(301)	(806)
Proceeds from issuance of shares	799	874
Windfall tax (provision) benefits associated with stock-based compensation awards	(159)	242
Repurchase and retirement of shares	—	(10,686)

Net cash provided by (used in) financing activities	13,635	(14,814)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(1,243)	38

Net increase in cash and cash equivalents	20,999	6,670
Cash and cash equivalents, beginning of period	18,450	16,799

Cash and cash equivalents, end of period	$39,449	$23,469

See Notes to Consolidated Financial Statements.
W. P. Carey 6/30/2010 10-Q — 5

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Business
W. P. Carey & Co. LLC (“W. P. Carey” and, together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) provides long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and manages a global investment portfolio. We invest primarily in commercial properties domestically and internationally that are each triple-net leased to single corporate tenants, which requires each tenant to pay substantially all of the costs associated with operating and maintaining the property. We also earn revenue as the advisor to publicly owned, non-listed real estate investment trusts, which are sponsored by us under the Corporate Property Associates brand name (the “CPA® REITs”) and invest in similar properties. We are currently the advisor to the following CPA® REITs: Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 15 Incorporated (“CPA®:15”), Corporate Property Associates 16 — Global Incorporated (“CPA®:16 — Global”) and Corporate Property Associates 17 — Global Incorporated (“CPA®:17 — Global”). At June 30, 2010, we owned and managed 922 properties domestically and internationally. Our own portfolio was comprised of our full or partial ownership interest in 167 properties, substantially all of which were net leased to 80 tenants, and totaled approximately 14 million square feet (on a pro rata basis) with an occupancy rate of approximately 92%.
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
Basis of Consolidation
The consolidated financial statements affect all of our accounts, including those of our majority-owned and/or controlled subsidiaries. The portion of equity in a subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated. We hold investments in tenant-in-common interests, which we account for as equity investments in real estate under current authoritative accounting guidance.
W. P. Carey 6/30/2010 10-Q — 6

Notes to Consolidated Financial Statements
We formed Carey Watermark Investors Incorporated (“Carey Watermark”) in March 2008 for the purpose of acquiring interests in lodging and lodging related properties. In April 2010, we filed a registration statement with the SEC to sell up to $1 billion of common stock of Carey Watermark in an initial public offering plus up to an additional $237.5 million of its common stock under a dividend reinvestment plan. This registration statement has not been declared effective by the SEC as of the date of this Report. As of and during the three and six months ended June 30, 2010 and 2009, the financial statements of Carey Watermark, which had no significant assets, liabilities or operations during either period, were included in our consolidated financial statements, as we owned all of Carey Watermark’s outstanding common stock.
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
Additionally, in February 2010, the FASB issued further guidance, which provided a limited scope deferral for an interest in an entity that meets all of the following conditions: (a) the entity has all the attributes of an investment company as defined under AICPA Audit and Accounting Guide, Investment Companies, or does not have all the attributes of an investment company but is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with the AICPA Audit and Accounting Guide, Investment Companies, (b) the reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity, and (c) the entity is not a securitization entity, asset-based financing entity or an entity that was formerly considered a qualifying special-purpose entity. We evaluated our involvement with the CPA® REITs and concluded that all three of the above conditions were met for the limited scope deferral. Accordingly, we continued to perform our consolidation analysis for the CPA® REITs in accordance with previously issued guidance on VIEs.
In connection with the adoption of the amended guidance on consolidating VIEs, we performed an analysis of all of our subsidiary entities, including our venture entities with other parties, to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of our quantitative and qualitative assessment to determine whether these entities are VIEs, we identified four entities that were deemed to be VIEs. Three of these entities were deemed VIEs as the third-party tenant that leases property from each entity has the right to repurchase the property during the term of their lease at a fixed price. The fourth entity was deemed a VIE as a third party was deemed to have the right to receive the expected residual returns of the entity. The nature of operations and organizational structure of these four VIEs are consistent with our other entities (Note 1) except for the repurchase and residual returns rights of these entities.
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
Because we generally utilize non-recourse debt, our maximum exposure to any VIE is limited to the equity we have in each VIE. We have not provided financial or other support to any VIE, and there were no guarantees or other commitments from third parties that would affect the value of or risk related to our interest in these entities.
Acquisition Costs
In accordance with the FASB’s revised guidance for business combinations, which we adopted on January 1, 2009, we immediately expense all acquisition costs and fees associated with transactions deemed to be business combinations, but we capitalize these costs for transactions deemed to be acquisitions of an asset. We may be impacted by the revised guidance through both the investments we make for our own portfolio as well as our equity interests in the CPA® REITs. To the extent we make investments for our own portfolio or on behalf of the CPA® REITs that are deemed to be business combinations, our results of operations will be negatively impacted by the immediate expensing of acquisition costs and fees incurred in accordance with the revised guidance, whereas in the past such costs and fees would generally have been capitalized and allocated to the cost basis of the acquisition. Post acquisition, there will be a subsequent positive impact on our results of operations through a reduction in depreciation expense over the estimated life of the properties.
W. P. Carey 6/30/2010 10-Q — 7

Notes to Consolidated Financial Statements
During 2010, we entered into two investments that were deemed to be real estate asset acquisitions, and as a result we capitalized acquisition-related costs of $1.0 million and $1.1 million for the three and six months ended June 30, 2010, respectively, in each case inclusive of amounts attributable to noncontrolling interest of $0.6 million. Acquisition-related costs and fees capitalized by the CPA® REITs totaled $17.0 million and $0.1 million for the three months ended June 30, 2010 and 2009, respectively, and $24.0 million and $10.9 million for the six months ended June 30, 2010 and 2009, respectively. In May 2010, we acquired a hotel investment on behalf of CPA®:17 — Global that was deemed to be a business combination. In connection with this investment, CPA®:17 — Global expensed acquisition-related costs and fees of $0.8 million. All investments structured on behalf of the CPA® REITs were deemed to be real estate asset acquisitions except for this hotel investment.
Note 3. Agreements and Transactions with Related Parties
Advisory Agreements with the CPA® REITs
We have advisory agreements with each of the CPA® REITs pursuant to which we earn certain fees. The agreements that are currently in effect expire on September 30, 2010, but were recently renewed for an additional year pursuant to their terms.
The following table presents a summary of revenue earned and cash received from the CPA® REITs in connection with providing services as the advisor to the CPA® REITs (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Asset management revenue	$19,080	$19,227	$37,900	$38,335
Structuring revenue	13,102	365	19,936	10,774
Wholesaling revenue	2,230	1,597	4,333	2,690
Reimbursed costs from affiliates	15,354	11,115	30,402	20,111
Distributions of available cash (CPA®:17 — Global only)	1,187	—	1,693	583

	$50,953	$32,304	$94,264	$72,493

Asset Management Revenue
We earn asset management revenue totaling 1% per annum of average invested assets, which is calculated according to the advisory agreements for each CPA® REIT. A portion of this asset management revenue is contingent upon the achievement of specific performance criteria for each CPA® REIT, which is generally defined to be a cumulative distribution return for shareholders of the CPA® REIT. For CPA®:14, CPA®:15 and CPA®:16 — Global, this performance revenue is generally equal to 0.5% of the average invested assets of the CPA® REIT. For CPA®:17 — Global, we earn asset management revenue ranging from 0.5% of average market value for long-term net leases and certain other types of real estate investments up to 1.75% of average equity value for certain types of securities. For CPA®:17 — Global, we receive up to 10% of distributions of available cash from its operating partnership. Distributions of available cash from CPA®:17 — Global’s operating partnership are recorded as income from equity investments in CPA® REITs within the investment management segment.
Under the terms of the advisory agreements, we may elect to receive cash or shares of restricted stock for any revenue due from each CPA® REIT. In both 2010 and 2009, we elected to receive all asset management revenue in cash, with the exception of CPA®:17 — Global’s asset management revenue, which we elected to receive in restricted shares. For both 2010 and 2009, we also elected to receive performance revenue from CPA®:16 — Global in restricted shares, while for CPA®:14 and CPA®:15 we elected to receive 80% of all performance revenue in restricted shares, with the remaining 20% payable in cash.
Structuring Revenue
We earn revenue in connection with structuring and negotiating investments and related mortgage financing for the CPA® REITs. We may receive acquisition revenue of up to an average of 4.5% of the total cost of all investments made by each CPA® REIT. A portion of this revenue (generally 2.5%) is paid when the transaction is completed, while the remainder (generally 2%) is payable in annual installments ranging from three to eight years, provided the relevant CPA® REIT meets its performance criterion. Unpaid installments bear interest at annual rates ranging from 5% to 7%. Interest earned on unpaid installments was $0.3 million and $0.4 million for the three months ended June 30, 2010 and 2009, respectively, and $0.5 million and $0.7 million for the six months ended June 30, 2010 and 2009, respectively. For certain types of non-long term net lease investments acquired on behalf of CPA®:17 — Global, initial acquisition revenue may range from 0% to 1.75% of the equity invested plus the related acquisition revenue, with no deferred acquisition revenue being earned. We may also be entitled, subject to CPA® REIT board approval, to fees for structuring loan refinancings of up to 1% of the principal amount. This loan refinancing revenue, together with the acquisition revenue, is referred to as structuring revenue. In addition, we may also earn revenue related to the sale of properties, subject to subordination provisions. We will only recognize this revenue if we meet the subordination provisions.
W. P. Carey 6/30/2010 10-Q — 8

Notes to Consolidated Financial Statements
Reimbursed Costs from Affiliates and Wholesaling Revenue
The CPA® REITs reimburse us for certain costs, primarily broker/dealer commissions paid on behalf of the CPA® REITs and marketing and personnel costs. In addition, under the terms of a sales agency agreement between our wholly-owned broker-dealer subsidiary and CPA®:17 — Global, we earn a selling commission of up to $0.65 per share sold, selected dealer revenue of up to $0.20 per share sold and/or wholesaling revenue for selected dealers or investment advisors of up to $0.15 per share sold. We re-allow all or a portion of the selling commissions to selected dealers participating in CPA®:17 — Global’s offering and may re-allow up to the full selected dealer revenue to selected dealers. If needed, we will use any retained portion of the selected dealer revenue together with the wholesaling revenue to cover other underwriting costs incurred in connection with CPA®:17 — Global’s offering. Total underwriting compensation earned in connection with CPA®:17 — Global’s offering, including selling commissions, selected dealer revenue, wholesaling revenue and reimbursements made by us to selected dealers, cannot exceed the limitations prescribed by the Financial Industry Regulatory Authority (“FINRA”). The limit on underwriting compensation is currently 10% of gross offering proceeds. We may also be reimbursed up to an additional 0.5% of the gross offering proceeds for bona fide due diligence expenses.
Other Transactions with Affiliates
We are the general partner in a limited partnership (which we consolidate for financial statement purposes) that leases our home office space and participates in an agreement with certain affiliates, including the CPA® REITs, for the purpose of leasing office space used for the administration of our operations and the operations of our affiliates and for sharing the associated costs. This limited partnership does not have any significant assets, liabilities or operations other than its interest in the office lease. During each of the three month periods ended June 30, 2010 and 2009 and each of the six month periods ended June 30, 2010 and 2009, we recorded income from noncontrolling interest partners of $0.6 million and $1.2 million, respectively, in each case related to reimbursements from these affiliates. The average estimated minimum lease payments on the office lease, inclusive of noncontrolling interests, at June 30, 2010 approximates $2.9 million annually through 2016.
We own interests in entities ranging from 5% to 95%, as well as jointly-controlled tenant-in-common interests in properties, with the remaining interests generally held by affiliates, and own common stock in each of the CPA® REITs. We consolidate certain of these investments and account for the remainder under the equity method of accounting.
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
Included in Accounts payable, accrued expenses and other liabilities in the consolidated balance sheets at each of June 30, 2010 and December 31, 2009 are amounts due to affiliates totaling $0.9 million.
Note 4. Investments in Real Estate
Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows (in thousands):

	June 30, 2010	December 31, 2009
Land	$110,323	$98,971
Buildings	449,118	426,636
Less: Accumulated depreciation	(100,287)	(100,247)

	$459,154	$425,360

W. P. Carey 6/30/2010 10-Q — 9

Notes to Consolidated Financial Statements
Operating Real Estate
Operating real estate, which consists primarily of our self-storage investments and our Livho subsidiary, at cost, is summarized as follows (in thousands):

	June 30, 2010	December 31, 2009
Land	$16,257	$16,257
Buildings	69,703	69,670
Less: Accumulated depreciation	(13,061)	(12,039)

	$72,899	$73,888

Real Estate Acquired
In February 2010, we entered into a domestic investment that was deemed to be a real estate asset acquisition at a total cost of $47.6 million and capitalized acquisition-related costs of $0.1 million. We funded the investment with the escrowed proceeds of $36.1 million from a sale of property in December 2009 in an exchange transaction under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”), and $11.5 million from our line of credit. In July 2010, we obtained non-recourse mortgage financing of $35.0 million for this investment at an annual interest rate of LIBOR plus 2.5% that has been fixed at 5.5% through the use of an interest rate swap. This financing has a term of 10 years.
In June 2010, a venture in which we and an affiliate hold 70% and 30% interests, respectively, and which we consolidate, entered into an investment in Spain for a total cost of $27.2 million, inclusive of noncontrolling interest of $8.4 million. We funded our share of the purchase price with proceeds from our line of credit. In connection with this transaction, which was deemed to be a real estate asset acquisition, we capitalized acquisition-related costs and fees totaling $1.0 million, inclusive of amounts attributable to noncontrolling interest of $0.6 million. Dollar amounts are based on the exchange rate of the Euro on the date of acquisition.
Impairment Charges
We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. For investments in real estate in which an impairment indicator is identified, we follow a two-step process to determine whether the investment is impaired and to determine the amount of the charge. First, we compare the carrying value of the real estate to the future net undiscounted cash flow that we expect the real estate will generate, including any estimated proceeds from the eventual sale of the real estate. If this amount is less than the carrying value, the real estate is considered to be impaired, and we then measure the loss as the excess of the carrying value of the real estate over the estimated fair value of the real estate, which is primarily determined using market information such as recent comparable sales or broker quotes. If relevant market information is not available or is not deemed appropriate, we then perform a future net cash flow analysis discounted for inherent risk associated with each investment.
During the first quarter of 2010, we recognized an impairment charge of $2.3 million on a property to reduce the carrying value of a property to its estimated fair value, which reflects the estimated selling price. This property is being marketed for sale as a result of the tenant vacating the property.
During the second quarter of 2009, we recognized impairment charges totaling $0.9 million on two vacant properties to reduce these properties’ carrying values to their expected selling prices at that time. Refer to Note 13 for information on impairment charges on our discontinued operations.
Other
In connection with our acquisition of properties, we have recorded net lease intangibles of $39.7 million, which are being amortized over periods ranging from one year to 29 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization. Below-market rent intangibles are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements. Net amortization of intangibles was $1.3 million and $1.6 million for the three months ended June 30, 2010 and 2009, respectively, and $3.1 million and $3.3 million for the six months ended June 30, 2010 and 2009, respectively.
W. P. Carey 6/30/2010 10-Q — 10

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
The following table sets forth certain information about our investments in the CPA® REITs (dollars in thousands):

	% of Outstanding Shares at		Carrying Amount of Investment at
Fund	June 30, 2010	December 31, 2009	June 30, 2010 (a)	December 31, 2009 (a)
CPA®:14	8.9%	8.5%	$84,191	$79,906
CPA®:15	6.8%	6.5%	82,654	78,816
CPA®:16 — Global	5.1%	4.7%	58,218	53,901
CPA®:17 — Global (b)	0.5%	0.4%	5,374	3,328

			$230,437	$215,951

(a)	Includes asset management fee receivable at period end for which shares will be issued during the subsequent period.

(b)	CPA®:17 — Global has been deemed to be a VIE in which we are not the primary beneficiary (Note 2).
The following tables present combined summarized financial information for the CPA® REITs. Amounts provided are the total amounts attributable to the CPA® REITs and do not represent our proportionate share (in thousands):

	June 30, 2010	December 31, 2009
Assets	$8,350,867	$8,468,955
Liabilities	(4,475,544)	(4,638,552)

Shareholders’ equity	$3,875,323	$3,830,403

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues	$201,334	$190,557	$394,088	$370,487
Expenses	(152,792)	(158,565)	(306,510)	(350,701)

Net income	$48,542	$31,992	$87,578	$19,786

We recognized income from our equity investments in the CPA® REITs of $4.0 million and $1.8 million for the three months ended June 30, 2010 and 2009, respectively, and $6.8 million and $0.6 million for the six months ended June 30, 2010 and 2009, respectively. Our proportionate share of income or loss recognized from our equity investments in the CPA® REITs is impacted by several factors, including impairment charges recorded by the CPA® REITs. During the three months ended June 30, 2010 and 2009, the CPA® REITs recognized impairment charges totaling $0.5 million and $15.0 million, respectively, which reduced the income we earned from these investments by less than $0.1 million and $0.8 million, respectively. During the six months ended June 30, 2010 and 2009, impairment charges recognized by the CPA® REITs totaled $10.7 million and $54.6 million, respectively, which reduced the income we earned from these investments by $0.7 million and $2.8 million, respectively.
Interests in Unconsolidated Real Estate Investments
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies which we do not control, but over which we exercise significant influence, and (ii) as tenants-in-common subject to common control. All of the underlying investments are generally owned with affiliates. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from other-than-temporary impairments).
W. P. Carey 6/30/2010 10-Q — 11

Notes to Consolidated Financial Statements
The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying value of these ventures is affected by the timing and nature of distributions (dollars in thousands):

	Ownership Interest	Carrying Value at
Lessee	at June 30, 2010	June 30, 2010	December 31, 2009
Schuler A.G. (a) (b)	33%	$21,427	$23,755
The New York Times Company	18%	19,767	19,740
Carrefour France, SAS (a)	46%	16,294	17,570
U. S. Airways Group, Inc. (b)	75%	8,188	8,927
Medica — France, S.A. (a) (c)	46%	4,656	6,160
Hologic, Inc. (b)	36%	4,555	4,388
Consolidated Systems, Inc. (b)	60%	3,380	3,395
Information Resources, Inc.	33%	2,918	2,270
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	5%	2,656	2,639
Childtime Childcare, Inc.	34%	1,831	1,843
Federal Express Corporation	40%	1,708	1,976
The Retail Distribution Group (d)	40%	—	1,099
Amylin Pharmaceuticals, Inc. (e)	50%	(4,737)	(4,723)

		$82,643	$89,039

(a)	Carrying value of the investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(b)	Represents tenant-in-common interest.

(c)	The decrease in carrying value was due to cash distributions made to us by the venture.

(d)	In March 2010, this venture sold its property, recognized a gain of $2.5 million and distributed the proceeds to the venture partners. We have no further economic interest in this venture.

(e)	In 2007, this venture refinanced its existing non-recourse mortgage debt with new non-recourse financing of $35.4 million based on the appraised value of the underlying real estate of the venture and distributed the proceeds to the venture partners. Our share of the distribution was $17.6 million, which exceeded our total investment in the venture at that time.
As discussed in Note 2, we adopted the FASB’s amended guidance on consolidating VIEs effective January 1, 2010. Upon adoption of the amended guidance, we re-evaluated our existing interests in unconsolidated entities and determined that we should continue to account for our interests in The New York Times and Hellweg ventures using the equity method of accounting primarily because the partners in each of these ventures has the power to direct the activities that most significantly impact the entity’s economic performance, including disposal rights of the property. Carrying amounts related to these VIEs are noted in the table above. Because we generally utilize non-recourse debt, our maximum exposure to either VIE is limited to the equity we have in each VIE. We have not provided financial or other support to either VIE, and there are no guarantees or other commitments from third parties that would affect the value or risk of our interest in such entities.
The following tables present combined summarized financial information of our venture properties. Amounts provided are the total amounts attributable to the venture properties and do not represent our proportionate share (in thousands):

	June 30, 2010	December 31, 2009
Assets	$1,395,873	$1,452,103
Liabilities	(807,484)	(714,558)

Partners’/members’ equity	$588,389	$737,545

W. P. Carey 6/30/2010 10-Q — 12

Notes to Consolidated Financial Statements

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues	$37,849	$37,263	$76,058	$69,011
Expenses	(19,948)	(16,100)	(39,657)	(32,721)

Net income	$17,901	$21,163	$36,401	$36,290

We recognized income from these equity investments in real estate of approximately $3.7 million and $3.1 million for the three months ended June 30, 2010 and 2009, respectively, and $9.9 million and $5.7 million for the six months ended June 30, 2010 and 2009, respectively. Income from equity investments in real estate represents our proportionate share of the income or losses of these ventures as well as certain depreciation and amortization adjustments related to purchase accounting and other-than-temporary impairment charges.
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
Note 6. Fair Value Measurements
Under current authoritative accounting guidance for fair value measurements, the fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including interest rate caps and swaps; and Level 3, for which little or no market data exists, therefore requiring us to develop our own assumptions, such as certain securities.
Items Measured at Fair Value on a Recurring Basis
The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$15,752	$15,752	$—	$—
Other securities	1,717	—	—	1,717

Total	$17,469	$15,752	$—	$1,717

Liabilities:
Derivative liabilities	$1,108	$—	$1,108	$—
Redeemable noncontrolling interest	7,119	—	—	7,119

Total	$8,227	$—	$1,108	$7,119

W. P. Carey 6/30/2010 10-Q — 13

Notes to Consolidated Financial Statements

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$4,283	$4,283	$—	$—
Other securities	1,687	—	—	1,687

Total	$5,970	$4,283	$—	$1,687

Liabilities:
Derivative liabilities	$634	$—	$634	$—
Redeemable noncontrolling interest	7,692	—	—	7,692

Total	$8,326	$—	$634	$7,692

Assets and liabilities presented above exclude assets and liabilities owned by unconsolidated ventures.

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3 Only)
	Assets	Liabilities	Assets	Liabilities
		Redeemable		Redeemable
	Other	Noncontrolling	Other	Noncontrolling
	Securities	Interests	Securities	Interests
	Three months ended June 30, 2010		Three months ended June 30, 2009
Beginning balance	$1,690	$7,411	$1,620	$15,326
Total gains or losses (realized and unrealized):
Included in earnings	—	417	—	103
Included in other comprehensive income (loss)	4	(16)	6	10
Purchases, issuances and settlements	23	—	45	—
Distributions paid	—	(155)	—	(201)
Redemption value adjustment	—	(538)	—	(112)

Ending balance	$1,717	$7,119	$1,671	$15,126

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—	$—	$—

W. P. Carey 6/30/2010 10-Q — 14

Notes to Consolidated Financial Statements

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3 Only)
	Assets	Liabilities	Assets	Liabilities
		Redeemable		Redeemable
	Other	Noncontrolling	Other	Noncontrolling
	Securities	Interests	Securities	Interests
	Six months ended June 30, 2010		Six months ended June 30, 2009
Beginning balance	$1,687	$7,692	$1,628	$18,085
Total gains or losses (realized and unrealized):
Included in earnings	—	592	(1)	338
Included in other comprehensive income (loss)	7	(17)	(1)	8
Purchases, issuances and settlements	23	—	45	—
Distributions paid	—	(610)	—	(2,969)
Redemption value adjustment	—	(538)	—	(336)

Ending balance	$1,717	$7,119	$1,671	$15,126

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—	$(1)	$—

Gains and losses (realized and unrealized) included in earnings for other securities are reported in Other income and (expenses) in the consolidated financial statements.
We account for the noncontrolling interest in WPCI as a redeemable noncontrolling interest (Note 10). We determined the valuation of the redeemable noncontrolling interest using widely accepted valuation techniques, including discounted cash flow on the expected cash flows of the investment as well as the income capitalization approach, which considers prevailing market capitalization rates.
Our financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt	$206,247	$200,272	$215,330	$201,774
Line of credit	171,750	170,400	111,000	108,900
Other securities (a)	1,705	1,717	1,681	1,687

(a)	Carrying value represents historical cost for other securities.
We determined the estimated fair value of our debt instruments and other securities using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both June 30, 2010 and December 31, 2009.
Items Measured at Fair Value on a Non-Recurring Basis
We perform a quarterly assessment of the value of certain of our real estate investments in accordance with current authoritative accounting guidance. As part of that assessment, we determined the valuation of these assets using widely accepted valuation techniques, including discounted cash flow on the expected cash flows of each asset as well as the income capitalization approach, which considers prevailing market capitalization rates. We reviewed each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. We calculated the impairment charges recorded during the three and six months ended June 30, 2010 and 2009 based on contracted selling prices. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions change.
W. P. Carey 6/30/2010 10-Q — 15

Notes to Consolidated Financial Statements
The following table presents information about our nonfinancial assets that were measured on a fair value basis for the three and six months ended June 30, 2010 and 2009. All impairment charges were measured using unobservable inputs (Level 3) (in thousands):

	Three months ended June 30, 2010		Six months ended June 30, 2010
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
	Measurements	Charges	Measurements	Charges
Impairment Charges From Continuing Operations:
Real estate	$—	$—	$1,011	$2,268

Impairment Charges From Discontinued Operations:
Real estate	5,390	985	5,390	5,869

	$5,390	$985	$6,401	$8,137

	Three months ended June 30, 2009		Six months ended June 30, 2009
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
	Measurements	Charges	Measurements	Charges
Impairment Charges From Continuing Operations:
Real estate	$823	$900	$823	$900

Impairment Charges From Discontinued Operations:
Real estate	4,229	1,380	4,229	1,380

	$5,052	$2,280	$5,052	$2,280

Note 7. Risk Management
In the normal course of our on-going business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans, changes in the value of our other securities and changes in the value of the shares we hold in the CPA® REITs due to changes in interest rates or other market factors. In addition, we own investments in the European Union and are subject to the risks associated with changing foreign currency exchange rates.
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
At June 30, 2010, the majority of our directly owned real estate properties were located in the U.S. (90%), with Texas (21%) and California (14%) representing the most significant geographic concentrations, based on percentage of our annualized contractual minimum base rent for the second quarter of 2010. At June 30, 2010, our directly owned real estate properties contain concentrations in the following asset types: office (35%), industrial (32%) and warehouse/distribution (17%); and in the following tenant industries: business and commercial services (17%), retail stores (12%) and telecommunications (11%).
Note 8. Commitments and Contingencies
At June 30, 2010, we were not involved in any material litigation.
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
W. P. Carey 6/30/2010 10-Q — 16

Notes to Consolidated Financial Statements
Note 9. Equity and Stock Based and Other Compensation
Stock Based Compensation

The total compensation expense (net of forfeitures) for our stock-based compensation plans was $2.5 million and $2.8 million for the three months ended June 30, 2010 and 2009, respectively, and $4.9 million and $5.3 million for the six months ended June 30, 2010 and 2009, respectively. The tax benefit recognized by us related to these plans totaled $1.1 million and $1.3 million for the three months ended June 30, 2010 and 2009, respectively, and $2.2 million and $2.3 million for the six months ended June 30, 2010 and 2009, respectively.
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
2009 Share Incentive Plan

In January 2010, the compensation committee of our board of directors approved long-term incentive awards consisting of 140,050 restricted stock units, which represent the right to receive shares of our common stock based on established restrictions, and 159,250 performance share units, which represent the right to receive shares of our common stock based on the level of achievement during a specified performance period of one or more performance goals, under the 2009 Share Incentive Plan. The restricted stock units are scheduled to vest over three years. Vesting of the performance share units is conditioned upon certain performance goals being met by us during the performance period from January 1, 2010 through December 31, 2012. The ultimate number of shares to be issued upon vesting of performance share units will depend on the extent to which we meet the performance goals and can range from zero to three times the original “target” awards noted above. The compensation committee set goals for the 2010 grant with the expectation that the number of shares to be issued upon vesting of performance share units will be at target levels. Based in part on our results through June 30, 2010 and expectations at that date regarding our future performance, we currently anticipate that the performance goals will be met at target levels for three of the four goals and at threshold level, or 0.5 times the original award, for one goal. As a result, we currently expect to recognize compensation expense totaling approximately $9.1 million over the vesting period, of which $0.8 million and $1.4 million was recognized during the three and six months ended June 30, 2010, respectively. We will review our performance against these goals periodically and update expectations as warranted.
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

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income attributable to W. P. Carey members	$23,432	$14,977	$37,845	$32,686
Allocation of distribution equivalents paid on unvested restricted stock units in excess of net income	(453)	(296)	(783)	(592)

Net income — basic	22,979	14,681	37,062	32,094
Income effect of dilutive securities, net of taxes	233	62	331	193

Net income — diluted	$23,212	$14,743	$37,393	$32,287

Weighted average shares outstanding — basic	39,081,064	39,350,684	39,116,126	39,067,391
Effect of dilutive securities	429,167	714,811	451,457	713,317

Weighted average shares outstanding — diluted	39,510,231	40,065,495	39,567,583	39,780,708

Securities included in our diluted earnings per share determination consist of stock options and restricted stock awards. Securities totaling 1.9 million shares and 1.8 million shares for the three months ended June 30, 2010 and 2009, respectively, and 1.9 million shares and 2.0 million shares for the six months ended June 30, 2010 and 2009, respectively, were excluded from the earnings per share computations above as their effect would have been anti-dilutive.
W. P. Carey 6/30/2010 10-Q — 17

Notes to Consolidated Financial Statements
Other

Included in distributions payable at December 31, 2009 is a special distribution of $0.30 per share, or $11.8 million, that was paid to shareholders in January 2010.
Note 10. Noncontrolling Interests
Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. There were no changes in our ownership interest in any of our consolidated subsidiaries for the three and six months ended June 30, 2010.
The following table presents a reconciliation of total equity, the equity attributable to our shareholders and the equity attributable to noncontrolling interests (in thousands):

		W. P. Carey	Noncontrolling
	Total Equity	Members	Interests
Balance at January 1, 2010	$632,408	$625,633	$6,775
Shares issued	799	799	—
Contributions	11,180	—	11,180
Redemption value adjustment	538	538	—
Tax impact of purchase of WPCI interest	(1,637)	(1,637)	—
Net income (loss)	37,431	37,845	(414)
Stock-based compensation expense	4,936	4,936	—
Windfall tax provision — share incentive plans	(159)	(159)	—
Distributions	(41,824)	(40,974)	(850)
Change in other comprehensive loss	(9,665)	(9,178)	(487)
Shares repurchased	(904)	(904)	—

Balance at June 30, 2010	$633,103	$616,899	$16,204

		W. P. Carey	Noncontrolling
	Total Equity	Members	Interests
Balance at January 1, 2009	$646,335	$640,103	$6,232
Shares issued	874	874	—
Contributions	1,583	102	1,481
Redemption value adjustment	336	336	—
Net income (loss)	32,313	32,686	(373)
Stock-based compensation expense	5,260	5,260	—
Windfall tax benefits — share incentive plans	242	242	—
Distributions	(39,661)	(39,005)	(656)
Deferred compensation obligation	9,461	9,461	—
Change in other comprehensive loss	(248)	(244)	(4)
Shares repurchased	(11,514)	(11,514)	—

Balance at June 30, 2009	$644,981	$638,301	$6,680

Redeemable Noncontrolling Interest

We account for the noncontrolling interest in WPCI as a redeemable noncontrolling interest, as it may become redeemable for cash in the event there are not enough shares of our common stock available to redeem the noncontrolling interest. At June 30, 2010, there were sufficient available shares to redeem this interest. The noncontrolling interest is reflected at estimated redemption value for all periods presented. Redeemable noncontrolling interests, as presented on the consolidated balance sheets, reflect an adjustment of $0.5 million and $6.8 million at June 30, 2010 and December 31, 2009, respectively, to present the noncontrolling interest at redemption value. Additionally, in December 2009, we purchased all of the interests in WPCI and certain related entities held by one of our officers for cash, at a negotiated fair market value of $15.4 million.
W. P. Carey 6/30/2010 10-Q — 18

Notes to Consolidated Financial Statements
The following table presents a reconciliation of redeemable noncontrolling interests (in thousands):

	2010	2009
Balance at January 1,	$7,692	$18,085
Redemption value adjustment	(538)	(336)
Net income	592	338
Distributions	(610)	(2,969)
Change in other comprehensive (loss) income	(17)	8

Balance at June 30,	$7,119	$15,126

Note 11. Income Taxes
Income tax provision for the three months ended June 30, 2010 and 2009 was $6.8 million and $3.7 million, respectively, while the income tax provision for the six months ended June 30, 2010 and 2009 was $10.9 million and $9.9 million, respectively. The difference in the provision for income taxes reflected in the consolidated statements of income as compared to the provision calculated at the statutory federal income tax rate is primarily attributable to state and foreign income taxes, the tax classification of entities in the consolidated group and various permanent differences between pre-tax GAAP income and taxable income.
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
At both June 30, 2010 and December 31, 2009, we had unrecognized tax benefits of $0.6 million (net of federal benefits) that, if recognized, would favorably affect the effective income tax rate in any future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At both June 30, 2010 and December 31, 2009, we had $0.1 million of accrued interest and penalties related to uncertain tax positions.
During the next year, we currently expect the liability for uncertain taxes to be adjusted on a similar basis to the adjustments that occurred in 2009. Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2006-2010 remain open to examination by the major taxing jurisdictions to which we are subject.
Our wholly-owned subsidiary, Carey REIT II, Inc. (“Carey REIT II”), owns our real estate assets and has elected to be taxed as a REIT under Sections 856 through 860 of the Code. We believe we have operated, and we intend to continue to operate, in a manner that allows Carey REIT II to continue to qualify as a REIT. Under the REIT operating structure, Carey REIT II is permitted to deduct distributions paid to our shareholders and generally will not be required to pay U.S. federal income taxes. Accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements.
W. P. Carey 6/30/2010 10-Q — 19

Notes to Consolidated Financial Statements
Note 12. Segment Reporting
We evaluate our results from operations by our two major business segments — investment management and real estate ownership (Note 1). The following table presents a summary of comparative results of these business segments (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Investment Management
Revenues (a)	$49,766	$32,304	$92,571	$71,910
Operating expenses (a)	(33,266)	(25,628)	(65,752)	(52,404)
Other, net (b)	4,611	2,718	8,020	2,358
Provision for income taxes	(6,780)	(3,440)	(10,658)	(9,205)

Income from continuing operations attributable to W. P. Carey members	$14,331	$5,954	$24,181	$12,659

Real Estate Ownership
Revenues	$20,630	$20,931	$40,416	$40,515
Operating expenses	(10,186)	(10,923)	(22,857)	(20,943)
Interest expense	(3,765)	(3,805)	(7,476)	(8,000)
Other, net (b)	3,116	2,800	8,569	8,043
Provision for income taxes	29	(280)	(205)	(715)

Income from continuing operations attributable to W. P. Carey members	$9,824	$8,723	$18,447	$18,900

Total Company
Revenues (a)	$70,430	$53,235	$133,021	$112,425
Operating expenses (a)	(43,486)	(36,551)	(88,643)	(73,347)
Interest expense	(3,765)	(3,805)	(7,476)	(8,000)
Other, net (b)	7,727	5,518	16,589	10,401
Provision for income taxes	(6,751)	(3,720)	(10,863)	(9,920)

Income from continuing operations attributable to W. P. Carey members	$24,155	$14,677	$42,628	$31,559

	Equity Investments in Real Estate at		Total Long-Lived Assets (d) at		Total Assets
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Investment Management	$230,437	$215,951	$235,551	$222,453	$363,013	$343,989
Real Estate Ownership (c)	82,643	89,039	692,784	668,510	761,393	749,347

Total Company	$313,080	$304,990	$928,335	$890,963	$1,124,406	$1,093,336

(a)	Included in revenues and operating expenses are reimbursable costs from affiliates totaling $15.4 million and $11.1 million for the three month periods ended June 30, 2010 and 2009, respectively, and $30.4 million and $20.1 million for the six months ended June 30, 2010 and 2009, respectively.

(b)	Includes interest income, income from equity investments in real estate and CPA® REITs, income (loss) attributable to noncontrolling interests and other income and (expenses).

(c)	Includes investments in France, Poland, Germany and Spain that accounted for lease revenues (rental income and interest income from direct financing leases) of $1.5 million and $1.8 million for the three months ended June 30, 2010 and 2009, respectively, and $2.8 million and $3.6 million for the six months ended June 30, 2010 and 2009, respectively, as well as income from equity investments in real estate of $1.4 million and $1.3 million for the three months ended June 30, 2010 and 2009, respectively, and $3.0 million for each of the six months ended June 30, 2010 and 2009. These investments also accounted for long-lived assets at June 30, 2010 and December 31, 2009 of $64.3 million and $47.9 million, respectively.

(d)	Includes net investments in real estate and intangible assets related to management contracts.
W. P. Carey 6/30/2010 10-Q — 20

Notes to Consolidated Financial Statements
Note 13. Discontinued Operations
From time to time, tenants may vacate space due to lease buy-outs, elections not to renew their leases, insolvency or lease rejection in the bankruptcy process. In these cases, we assess whether we can obtain the highest value from the property by re-leasing or selling it. In addition, in certain cases, we may elect to sell a property that is occupied. When it is appropriate to do so under current accounting guidance for the disposal of long-lived assets, we classify the property as an asset held for sale and the current and prior period results of operations of the property are reclassified as discontinued operations.
During the six months ended June 30, 2010, we sold four properties for a total of $9.2 million, net of selling costs, and recognized a net gain on these sales totaling $0.5 million, excluding impairment charges totaling $5.1 million that were previously recognized in 2009. In addition, in April and May 2010, we entered into two agreements to sell three properties for a total of approximately $5.6 million. In connection with these proposed sales, we recorded impairment charges totaling $1.0 million and $5.9 million in the three and six months ended June 30, 2010, respectively, to reduce the carrying values of these properties to their contracted selling prices. We completed one of these sales in July 2010.
In May 2009, we entered into an agreement to sell a property for approximately $3.3 million. In connection with the sale, we recorded an impairment charge of $0.6 million in the three and six months ended June 30, 2009 in order to reduce the carrying value of the property to its estimated selling price. We completed this sale in July 2009.
During the six months ended June 30, 2009, we sold two properties for a total of $3.8 million, net of selling costs, and recognized a net gain on sale of $0.3 million.
The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues	$492	$2,254	$1,419	$4,443
Expenses	(286)	(1,052)	(793)	(2,279)
Gain on sale of real estate	56	478	460	343
Impairment charges	(985)	(1,380)	(5,869)	(1,380)

(Loss) income from discontinued operations	$(723)	$300	$(4,783)	$1,127

W. P. Carey 6/30/2010 10-Q — 21

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
Business Overview
We provide long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and manage a global investment portfolio of 922 properties, including our own portfolio. We operate in two business segments — investment management and real estate ownership, as described below.
Investment Management — We provide services to four affiliated publicly-owned, non-listed real estate investment trusts: CPA®:14, CPA®:15, CPA®:16 — Global and CPA®:17 — Global. We structure and negotiate investments and debt placement transactions for the CPA® REITs, for which we earn structuring revenue, and manage their portfolios of real estate investments, for which we earn asset-based management and performance revenue. We earn asset-based management and performance revenue from the CPA® REITs based on the value of their real estate-related assets under management. As funds available to the CPA® REITs are invested, the asset base from which we earn revenue increases. In addition, we also receive a percentage of distributions of available cash from CPA®:17 — Global’s operating partnership. We may also earn incentive and disposition revenue and receive other compensation in connection with providing liquidity alternatives to CPA® REIT shareholders. Collectively, at June 30, 2010 the CPA® REITs owned all or a portion of over 790 properties, including certain properties in which we have an ownership interest. Substantially all of these properties, totaling approximately 95 million square feet (on a pro rata basis), were net leased to 221 tenants, with an occupancy rate of approximately 98%.
Real Estate Ownership — We own and invest in commercial properties in the U.S. and the European Union that are then leased to companies, primarily on a triple-net leased basis, which requires each tenant to pay substantially all of the costs associated with operating and maintaining the property. We may also invest in other properties if opportunities arise. At June 30, 2010, our portfolio was comprised of our full or partial ownership interest in 167 properties, including certain properties in which the CPA® REITs have an ownership interest. Substantially all of these properties, totaling approximately 14 million square feet (on a pro rata basis), were net leased to 80 tenants, with an occupancy rate of approximately 92%.
Financial Highlights
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Total revenue (excluding reimbursed costs from affiliates)	$55,042	$42,120	$102,585	$92,314
Net income attributable to W. P. Carey members	23,432	14,977	37,845	32,686
Cash flow from operating activities			36,291	34,683
Total revenue increased during the three and six months ended June 30, 2010 as compared to the same periods in 2009, primarily due to a higher volume of investments structured on behalf of the CPA® REITs. Revenue from our real estate ownership segment declined slightly compared to the prior year periods.
Net income increased during the three and six months ended June 30, 2010 as compared to the same periods in 2009. Results from operations in our investment management segment were significantly higher during the three and six months ended June 30, 2010 primarily due to a higher volume of investments structured on behalf of the CPA® REITs and lower impairment charges recognized by the CPA® REITs as compared to the respective prior year periods. Results from operations in our real estate ownership segment were flat for the three months ended June 30, 2010 as compared to the same period in 2009 and down significantly for the six months ended June 30, 2010 as compared to the same period in 2009. The decline in the six months ended June 30, 2010 was primarily due to impairment charges taken in that period in connection with the sale of properties.
W. P. Carey 6/30/2010 10-Q — 22

Cash flow from operating activities increased slightly in the six months ended June 30, 2010 as compared to the prior year period. Increases in net income, which were driven primarily by revenues earned in connection with higher investment volume on behalf of the CPA® REITs, were partially offset by lower cash flow in our real estate ownership segment and a decline in the amount of deferred acquisition revenue received. Deferred acquisition revenue received was lower during the six months ended June 30, 2010 as compared to the same period in 2009, primarily due to a shift in the timing of when deferred acquisition revenue is received and lower investment volume by the CPA® REITs in prior year periods.
Our quarterly cash distribution increased to $0.506 per share for the second quarter of 2010, or $2.02 per share on an annualized basis.
We consider the performance metrics listed above as well as certain non-GAAP performance metrics, to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on increasing and enhancing the value, quality and amount of assets under management by our investment management segment and seeking to increase value in our real estate ownership segment. Results of operations by reportable segment are described below.
Changes in Management
Gordon F. DuGan resigned as Chief Executive Officer and as a member of our board of directors effective July 6, 2010. Trevor P. Bond has been appointed as interim Chief Executive Officer effective July 6, 2010. Mr. Bond has served as a director since April 2007 and served as a director of several of the CPA® REIT programs between 2005 and 2007. Mr. Bond will also serve as interim Chief Executive Officer of CPA®:14, CPA®:15, CPA®:16 — Global and CPA®:17 — Global.
Also effective July 6, 2010, Mark J. DeCesaris was appointed as Chief Financial Officer. As a result of this appointment, Mr. DeCesaris also became Chief Financial Officer of CPA ®:14, CPA ® :15, CPA ®:16 — Global and CPA®:17 — Global. Mr. DeCesaris served as acting Chief Financial Officer of W. P. Carey, CPA®:14, CPA®:15, and CPA®:16 — Global since November 2005 and CPA®:17 — Global since October 2007.
Effective April 29, 2010, H. Cabot Lodge, III was appointed President of our UK subsidiary, W. P. Carey & Co. Ltd. Mr. Lodge will serve as head of European Investments and is based out of W. P. Carey’s London office.
Current Trends
General Economic Environment
We and our managed funds are impacted by macro-economic environmental factors, the capital markets, and general conditions in the commercial real estate market, both in the U.S. and globally. As of the date of this Report, we have seen signs of modest improvement in the global economy following the significant distress experienced in 2008 and 2009. We have also experienced increased investment volume, as well as an improved financing and fundraising environment. While these factors reflect favorably on our business, the economic recovery remains weak, and our business remains dependent on the speed and strength of the recovery, which cannot be predicted at this time. Nevertheless, as of the date of this Report, the impact of current financial and economic trends on our business segments, and our response to those trends, is presented below.
Tenant Defaults
As a net lease investor, we are exposed to credit risk within our tenant portfolio, which can reduce our results of operations and cash flow from operations. Within our managed CPA® REIT portfolios, tenant defaults can reduce our asset management revenue if they lead to a decline in the estimated annual net asset values of the CPA® REITs and can also reduce our income from equity investments in the CPA® REITs. Tenants experiencing financial difficulties may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court, all of which may require us or the CPA® REITs to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, we may restructure or renew leases on less favorable terms, or the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us or the CPA® REITs to incur impairment charges.
During 2008 and 2009, the CPA® REITs experienced a significant increase in tenant defaults as companies across many industries experienced financial distress due to the economic downturn and the seizure in the credit markets. Our experience for the first half of 2010 reflects an improvement from the unusually high level of tenant defaults experienced during 2008 and 2009. As of the date of this Report, we have no significant exposure to tenants operating under bankruptcy protection in our own portfolio, while in the CPA® REIT portfolios, tenants operating under bankruptcy protection, administration or receivership account for less than 1% of aggregate annualized lease revenues, a decrease from recent levels. We have observed that many of our tenants have benefited from continued improvements in general business conditions, which we anticipate will result in reduced tenant defaults going forward; however, it is possible that additional tenants may file for bankruptcy or default on their leases during 2010 and that economic conditions may again deteriorate.
W. P. Carey 6/30/2010 10-Q — 23

To mitigate these risks, we have looked to invest in assets that we believe are critically important to a tenant’s operations and have attempted to diversify the portfolios by tenant and tenant industry. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with tenant management and review of tenants’ financial statements and compliance with any financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, re-leasing properties, refinancing debt and selling properties as well as protecting our rights when tenants default or enter into bankruptcy.
Foreign Exchange Rates
We have foreign investments and, as a result, are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Investments denominated in the Euro accounted for approximately 10% and 9% of our annualized lease revenues for the first six months of 2010 and 2009, respectively, and 26% and 29% of aggregate annualized lease revenues for the CPA® REITs for the same respective periods. The average rate for the U.S. dollar in relation to the Euro during the first six months of 2010 was relatively unchanged in comparison to the same period in 2009. However, the U.S. dollar has strengthened against the Euro, as the conversion rate at June 30, 2010 decreased 15% to 1.2208 from 1.4333 at December 31, 2009. This strengthening had a negative impact on our balance sheet at June 30, 2010 as compared to our balance sheet at December 31, 2009. A significant decline in the value of the Euro could have a material negative impact on our future results and, especially, on the future results, financial position and cash flows of the CPA® REITs, which have higher levels of international investments.
Capital Markets
We have recently seen a gradual improvement in capital market conditions. Capital inflows to both commercial real estate debt and equity markets have helped increase the availability of mortgage financing and asset prices have begun to recover from their credit crisis lows. Over the past few quarters, there has been continued improvement in the availability of financing; however, lenders remain cautious and are employing more conservative underwriting standards. We have seen commercial real estate capitalization rates begin to narrow from credit crisis highs, especially for higher quality assets or assets leased to tenants with strong credit. The improvement in financing combined with a stabilization of asset prices has helped to increase transaction activity, and our market has seen an increase in competition from both public and private investors.
Investment Opportunities
We earn structuring revenue on the investments we structure on behalf of the CPA® REITs. Our ability to complete these investments, and thereby to earn structuring revenue, fluctuates based on the pricing and availability of transactions and the pricing and availability of financing, among other factors.
As a result of the recent improving economic conditions, we have seen an increased number of investment opportunities that we believe will allow us to structure transactions on behalf of the CPA® REITs on favorable terms. Although capitalization rates have begun to narrow from credit crisis highs, we believe that the investment environment remains attractive and that we will be able to achieve the targeted returns of our managed funds. We believe that the significant amount of corporate debt that remains outstanding in the marketplace, which will need to be refinanced over the next several years, will provide attractive investment opportunities for net lease investors such as W. P. Carey and the CPA® REITs. To the extent that these trends continue during 2010, we believe that investment volume will benefit. However, we have recently seen an increasing level of competition for investments, both domestically and internationally, and further capital inflows into the market place could put additional pressure on the returns that we can generate from investments.
We structured investments on behalf of the CPA® REITs totaling $440.2 million during the first six months of 2010 and entered into two investments for our own real estate portfolio totaling $66.4 million. International investments comprised 48% of total investments during the first six months of 2010. We currently expect that international transactions will continue to form a significant portion of the investments we structure, although the relative portion of international investments in any given period will vary.
Financing Conditions
We have recently seen a gradual improvement in both the credit and real estate financing markets. During the first half of 2010, we saw an increase in the number of lenders for both domestic and international investments as market conditions improved. As a result, during the first half of 2010, we obtained non-recourse mortgage financing totaling $243.5 million on behalf of the CPA® REITs. The financing bore a weighted average annual fixed interest rate and term of 6.1% and 8.7 years, respectively. When we obtain variable-rate debt, we generally attempt to implement interest rate caps or swaps to mitigate the impact of variable rate financing.
W. P. Carey 6/30/2010 10-Q — 24

Real Estate Sector
As noted above, the commercial real estate market is impacted by a variety of macro-economic factors, including but not limited to growth in gross domestic product, or GDP, unemployment, interest rates, inflation, and demographics. Since the beginning of the current credit crisis, these macro-economic factors have negatively impacted the fundamentals of the commercial real estate market, resulting in higher vacancies, lower rental rates, and lower demand for vacant space. While more recently there have been some indications of stabilization in asset values, there is still general uncertainty surrounding commercial real estate fundamentals and property valuations. We and the CPA® REITs are chiefly affected by changes in the estimated annual net asset values of our properties, inflation, lease expirations, and occupancy rates.
Net Asset Values of the CPA ® REITs
We own shares in each of the CPA® REITs and earn asset management revenue based on a percentage of average invested assets for each CPA® REIT. As such, we benefit from rising investment values and are negatively impacted when these values decrease. As a result of the overall continued weakness in the economy during 2009 and consequent increase in tenant defaults, the estimated net asset valuations for CPA®:14, CPA®:15 and CPA®:16 — Global at December 31, 2009 were down slightly from the estimated net asset valuations at December 31, 2008, which we expect will negatively impact our asset management revenue during 2010 by approximately $2.3 million. We anticipate that the negative impact of the 2009 tenant defaults will be partially mitigated by asset management revenues earned to the extent we structure new investments on behalf of CPA®:17 — Global during 2010.
The estimated net asset valuations of the CPA® REITs are based on a number of variables, including individual tenant credits, tenant defaults, lease terms, lending credit spreads, and foreign currency exchange rates, among other variables. We do not control these variables and, as such, cannot predict how these variables will change in the future.
Inflation
Our leases and those of the CPA® REITs generally have rent adjustments that are either fixed or based on formulas indexed to changes in the consumer price index (“CPI”) or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. Rent adjustments during 2009 and, to a lesser extent, the first half of 2010 generally benefited from increases in inflation rates during the years prior to the scheduled rent adjustment date. However, we continue to expect that rent increases in our own portfolio and in the portfolios of the CPA® REITs will be significantly lower in coming years as a result of the current historically low inflation rates in the U.S. and the Euro zone.
Lease Expirations and Occupancy
We actively manage our own real estate portfolio and the portfolios of the CPA® REITs and begin discussing options with tenants in advance of the scheduled lease expiration. In certain cases, we obtain lease renewals from tenants; however, tenants may elect to move out at the end of their lease terms or may elect to exercise purchase options, if any, in their leases. In cases where tenants elect not to renew, we may seek replacement tenants or try to sell the property. As of the date of this Report, 16% of the leases in our own portfolio are scheduled to expire in the next twelve months, based on annualized contractual lease revenue. For those leases that we believe will be renewed, we expect that renewed rents may be below the tenants’ existing contractual rents and that lease terms may be shorter than existing terms, reflecting current market conditions. Lease expirations could also affect the cash flow of certain of the CPA® REITs, particularly CPA®:14 and CPA®:15.
Our occupancy rate declined from 94% at December 31, 2009 to 92% at June 30, 2010, primarily reflecting the impact of one tenant who vacated during April 2010. Based on tenant activity during 2009 and the first half of 2010, including lease amendments, early lease renewals and lease rejections in bankruptcy court, we expect that 2010 annualized contractual lease revenue will decrease by approximately 3% in our own portfolio and by approximately 4% in the CPA® REIT portfolios, as compared with 2009 annualized contractual lease revenue. This amount may fluctuate based on additional tenant activity and changes in economic conditions, both of which are outside of our control.
Fundraising
Fundraising trends for non-traded REITs overall include an increase in average monthly volume during the first six months of 2010, with significant increases over the second half of 2009. Additionally, the number of offerings has increased over 2009 levels. Consequently, there has been an increase in the competition for investment dollars.
We are currently fundraising for CPA®:17 — Global. While fundraising trends are difficult to predict, our recent fundraising continues to be strong. We raised $288.3 million for CPA®:17 — Global’s initial public offering in the first six months of 2010 and, through the date of this Report, have raised more than $1.1 billion on its behalf since beginning fundraising in December 2007. We have made a concerted effort to broaden our distribution channels and are seeing a greater portion of our fundraising come from multiple channels as a result of these efforts. Increased competition has modestly impacted our 2010 fundraising efforts, particularly in the months of June and July. CPA®:17 — Global’s initial public offering will terminate in November 2010, unless it is extended.
W. P. Carey 6/30/2010 10-Q — 25

In April 2010, we filed a registration statement with the SEC to sell up to $1 billion of common stock of Carey Watermark in an initial public offering for the purpose of acquiring interests in lodging and lodging related properties. This registration statement has not been declared effective by the SEC as of the date of this Report.
Proposed Accounting Changes
The International Accounting Standards Board and FASB are nearing the issuance of an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize. At this time, we are unable to determine whether this proposal will have a material impact on our business.
Results of Operations
We evaluate our results of operations by our two major business segments — investment management and real estate ownership. A summary of comparative results of these business segments is as follows:
Investment Management (in thousands)

	Three months ended June 30,			Six months ended June 30,
	2010	2009	Change	2010	2009	Change
Revenues
Asset management revenue	$19,080	$19,227	$(147)	$37,900	$38,335	$(435)
Structuring revenue	13,102	365	12,737	19,936	10,774	9,162
Wholesaling revenue	2,230	1,597	633	4,333	2,690	1,643
Reimbursed costs from affiliates	15,354	11,115	4,239	30,402	20,111	10,291

	49,766	32,304	17,462	92,571	71,910	20,661

Operating Expenses
General and administrative	(16,750)	(13,477)	(3,273)	(33,017)	(30,659)	(2,358)
Reimbursable costs	(15,354)	(11,115)	(4,239)	(30,402)	(20,111)	(10,291)
Depreciation and amortization	(1,162)	(1,036)	(126)	(2,333)	(1,634)	(699)

	(33,266)	(25,628)	(7,638)	(65,752)	(52,404)	(13,348)

Other Income and Expenses
Other interest income	289	377	(88)	539	733	(194)
Income from equity investments in CPA® REITs	3,957	1,779	2,178	6,836	575	6,261
Other income and (expenses)	214	60	154	23	195	(172)

	4,460	2,216	2,244	7,398	1,503	5,895

Income from continuing operations before income taxes	20,960	8,892	12,068	34,217	21,009	13,208
Provision for income taxes	(6,780)	(3,440)	(3,340)	(10,658)	(9,205)	(1,453)

Net income from investment management	14,180	5,452	8,728	23,559	11,804	11,755
Add: Net loss attributable to noncontrolling interests	568	605	(37)	1,214	1,193	21
Less: Net income attributable to redeemable noncontrolling interests	(417)	(103)	(314)	(592)	(338)	(254)

Net income from investment management attributable to W. P. Carey members	$14,331	$5,954	$8,377	$24,181	$12,659	$11,522

W. P. Carey 6/30/2010 10-Q — 26

Asset Management Revenue
We earn asset-based management and performance revenue from the CPA® REITs based on the value of their real estate-related assets under management. This asset management revenue may increase or decrease depending upon (i) increases in the CPA® REIT asset bases as a result of new investments; (ii) decreases in the CPA® REIT asset bases as a result of sales of investments; (iii) increases or decreases in the annual estimated net asset valuations of CPA® REIT investment portfolios; and (iv) whether the CPA® REITs are meeting their performance criteria. Each CPA® REIT met its performance criteria for all periods presented. The availability of funds for new investments is substantially dependent on our ability to raise funds for investment by the CPA® REITs.
For the three and six months ended June 30, 2010 as compared to the same periods in 2009, asset management revenue decreased by $0.1 million and $0.4 million, respectively, primarily due to a decline in the annual estimated net asset valuations of CPA® REITs as of December 31, 2009 as described below, substantially offset by an increase in CPA®:17 — Global’s asset base as a result of new investments entered into during 2009 and 2010.
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

	December 31,
	2009	2008
CPA®:14	$11.80	$13.00
CPA®:15	10.70	11.50
CPA®:16 — Global	9.20	9.80
Structuring Revenue
We earn structuring revenue when we structure and negotiate investments and debt placement transactions for the CPA® REITs. Structuring revenue is dependent on investment activity, which is subject to significant period-to-period variation.
For the three and six months ended June 30, 2010 as compared to the same periods in 2009, structuring revenue increased by $12.7 million and $9.2 million, respectively, primarily due to higher investment volume in the current year periods. We structured real estate investments on behalf of the CPA® REITs totaling $291.1 million and $440.2 million for the three and six months ended June 30, 2010, respectively, compared to $2.5 million and $234.2 million for the three and six months ended June 30, 2009, respectively. Investments structured on behalf of the CPA® REITs in 2009 included the $233.7 million New York Times Company transaction entered into in March 2009, inclusive of our $40.0 million interest.
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
For the three and six months ended June 30, 2010 as compared to the same periods in 2009, reimbursed and reimbursable costs increased by $4.2 million and $10.3 million, respectively, primarily due to a higher level of commissions paid to broker-dealers related to CPA®:17 — Global’s initial public offering as funds raised in the current year periods were higher than in the same periods in 2009.
General and Administrative
For the three months ended June 30, 2010 as compared to the same period in 2009, general and administrative expenses increased by $3.3 million due to increases in compensation-related costs of $2.7 million and underwriting costs in connection with CPA®:17 — Global’s initial public offering of $0.6 million. Compensation-related costs were higher in the current year period primarily due to increases in commissions to investment officers as a result of higher investment volume during the current year period. Underwriting costs related to CPA®:17 — Global’s offering are generally offset by wholesaling revenue, which we earn based on the number of shares of CPA®:17 — Global sold.
W. P. Carey 6/30/2010 10-Q — 27

For the six months ended June 30, 2010 as compared to the same period in 2009, general and administrative expenses increased by $2.4 million, primarily due to increases in compensation-related costs of $1.5 million and underwriting costs in connection with CPA®:17 — Global’s initial public offering of $1.4 million as described above. These increases were partially offset by a decrease in professional fees of $0.7 million. Compensation-related costs were higher in the current year period primarily due to a $2.7 million increase in commissions to investment officers as a result of the higher investment volume during the current year period, partially offset by a $0.9 million decrease in severance costs for former employees. Professional fees in the prior year period included transaction-related costs of $1.0 million incurred in connection with our consolidated subsidiary, Carey Storage, exchanging a 60% interest in its self storage portfolio to a third party for cash proceeds of $21.9 million plus a commitment to invest up to a further $8.1 million of equity during the first quarter of 2009.
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
For the three and six months ended June 30, 2010 as compared to the same periods in 2009, income from equity investments in CPA® REITs increased by $2.2 million and $6.3 million, respectively, primarily due to lower impairment charges recognized by the CPA® REITs in the current year periods, which are estimated to total approximately $0.5 million and $15.0 million during the three months ended June 30, 2010 and 2009, and $10.7 million and $54.6 million during the six months ended June 30, 2010 and 2009, respectively. In addition, CPA® 14’s results of operations during the first quarter of 2010 included a gain on extinguishment of debt of $11.4 million and are expected to include a gain of $12.9 million on deconsolidation of a subsidiary during the second quarter of 2010. For CPA®:17 — Global, we receive up to 10% of distributions of available cash from its operating partnership. For the three months ended June 30, 2010 and 2009, we received $0.5 million and $1.2 million, respectively, in cash under this provision. For the six months ended June 30, 2010 and 2009, we received cash of $0.5 million and $1.7 million, respectively.
Provision for Income Taxes
For the three and six months ended June 30, 2010 as compared to the same periods in 2009, provision for income taxes increased by $3.3 million and $1.5 million, respectively, primarily as a result of structuring revenue recognized from increases in investment volume in the current year periods.
Net Income from Investment Management Attributable to W. P. Carey Members
For the three and six months ended June 30, 2010 as compared to the same period in 2009, the resulting net income from investment management attributable to W. P. Carey members increased by $8.4 million and $11.5 million, respectively.
W. P. Carey 6/30/2010 10-Q — 28

Real Estate Ownership (in thousands)

	Three months ended June 30,			Six months ended June 30,
	2010	2009	Change	2010	2009	Change
Revenues
Lease revenues	$15,833	$16,374	$(541)	$31,844	$32,745	$(901)
Other real estate income	4,797	4,557	240	8,572	7,770	802

	20,630	20,931	(301)	40,416	40,515	(99)

Operating Expenses
Depreciation and amortization	(4,653)	(5,538)	885	(9,658)	(10,060)	402
Property expenses	(2,379)	(1,921)	(458)	(4,628)	(3,371)	(1,257)
General and administrative	(1,381)	(857)	(524)	(2,715)	(2,774)	59
Other real estate expenses	(1,773)	(1,707)	(66)	(3,588)	(3,838)	250
Impairment charges	—	(900)	900	(2,268)	(900)	(1,368)

	(10,186)	(10,923)	737	(22,857)	(20,943)	(1,914)

Other Income and Expenses
Other interest income	47	39	8	70	90	(20)
Income from equity investments in real estate	3,681	3,096	585	9,944	5,687	4,257
Other income and (expenses)	(172)	67	(239)	(645)	3,086	(3,731)
Interest expense	(3,765)	(3,805)	40	(7,476)	(8,000)	524

	(209)	(603)	394	1,893	863	1,030

Income from continuing operations before income taxes	10,235	9,405	830	19,452	20,435	(983)
Provision for income taxes	29	(280)	309	(205)	(715)	510

Income from continuing operations	10,264	9,125	1,139	19,247	19,720	(473)
(Loss) income from discontinued operations	(723)	300	(1,023)	(4,783)	1,127	(5,910)

Net income from real estate ownership	9,541	9,425	116	14,464	20,847	(6,383)
Less: Net income attributable to noncontrolling interests	(440)	(402)	(38)	(800)	(820)	20

Net income from real estate ownership attributable to W. P. Carey members	$9,101	$9,023	$78	$13,664	$20,027	$(6,363)

Our evaluation of the sources of lease revenues is as follows (in thousands):

	Six months ended June 30,
	2010	2009
Rental income	$26,652	$27,453
Interest income from direct financing leases	5,192	5,292

	$31,844	$32,745

W. P. Carey 6/30/2010 10-Q — 29

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Six months ended June 30,
	2010	2009
CheckFree Holdings, Inc. (a)	$2,537	$2,477
The American Bottling Company	2,189	2,298
Bouygues Telecom, S.A. (a) (b) (c)	2,174	3,068
Orbital Sciences Corporation (d)	1,955	1,385
JP Morgan Chase Bank, N.A. (e)	1,517	—
Titan Corporation	1,457	1,457
AutoZone, Inc.	1,105	1,103
Unisource Worldwide, Inc. (f)	960	835
Quebecor Printing, Inc.	958	970
Sybron Dental Specialties Inc.	909	977
Jarden Corporation	807	807
BE Aerospace, Inc.	786	786
CSS Industries, Inc.	785	785
Eagle Hardware & Garden, a subsidiary of Lowe’s Companies	771	771
Omnicom Group Inc. (g)	771	626
Career Education Corporation	751	751
Sprint Spectrum, L.P.	712	712
Enviro Works, Inc. (c)	640	723
Other (a)(b)	10,060	12,214

	$31,844	$32,745

(a)	These revenues are generated in consolidated ventures, generally with our affiliates, and include lease revenues applicable to noncontrolling interests totaling $1.8 million for each of the six month periods ended June 30, 2010 and 2009.

(b)	Amounts are subject to fluctuations in foreign currency exchange rates.

(c)	Decrease was due to lease restructuring in 2009.

(d)	Increase was due to an expansion at this facility completed in January 2010.

(e)	We acquired this investment in February 2010, which we funded with the escrowed proceeds from the sale of a property in December 2009 in an exchange transaction under Section 1031 of the Code.

(f)	Increase was due to change in estimate of unguaranteed residual value.

(g)	Increase reflects adjustments to above-market rent intangibles.
W. P. Carey 6/30/2010 10-Q — 30

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these ventures. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (dollars in thousands):

	Ownership Interest	Six months ended June 30,
Lessee	at June 30, 2010	2010	2009
The New York Times Company (a)	18%	$13,285	$8,401
Carrefour France, SAS (b)	46%	9,993	10,543
Federal Express Corporation	40%	3,548	3,509
Medica — France, S.A. (b)	46%	3,238	3,329
Schuler A.G. (b)	33%	3,081	3,121
Information Resources, Inc.	33%	2,350	2,486
U. S. Airways Group, Inc. (c)	75%	2,211	—
Amylin Pharmaceuticals, Inc. (d)	50%	2,014	1,671
Hologic, Inc.	36%	1,764	1,658
Consolidated Systems, Inc.	60%	911	911
Childtime Childcare, Inc.	34%	657	665
The Retail Distribution Group (e)	40%	205	489

		$43,257	$36,783

(a)	We acquired our interest in this investment in March 2009.

(b)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(c)	In the third quarter of 2009, we recorded an adjustment to record this entity under the equity method of accounting. During the six months ended June 30, 2009, this entity recorded lease revenue of $1.6 million.

(d)	Increase was due to a CPI-based (or equivalent) rent increase and lease restructuring.

(e)	In March 2010, this venture completed the sale of this property.
The above table does not reflect our share of interest income from our 5% interest in a venture that acquired a note receivable in April 2007. The venture recognized interest income of $13.1 million and $12.9 million for the six months ended June 30, 2010 and 2009, respectively. This amount represents total amount attributable to the entire venture, not our proportionate share, and is subject to fluctuations in the exchange rate of the Euro.
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
For the three and six months ended June 30, 2010 as compared to the same periods in 2009, lease revenues decreased by $0.5 million and $0.9 million, respectively, primarily due to the impact of recent activity, including lease restructurings, lease expirations and property sales, which resulted in reductions to lease revenues of $1.8 million and $1.1 million, respectively. Lease revenues also decreased $0.8 million and $1.6 million, respectively, in connection with a change in the accounting for an investment to the equity method from a proportionate consolidated method beginning in the third quarter of 2009. These decreases were partially offset by increases in lease revenues of $2.5 million and $1.5 million, respectively, as a result of investments we entered into in February and June 2010 and an expansion we placed into service in January 2010, as well as scheduled rent increases at several properties.
Depreciation and Amortization

For the three and six months ended June 30, 2010 as compared to the same periods in 2009, depreciation and amortization decreased by $0.9 million and $0.4 million, respectively, primarily due to a $1.0 million write-off of intangible assets as a result of a lease termination in June 2009, resulting in higher amortization in 2009. This decrease was partially offset by depreciation and amortization of $0.3 million and $0.5 million incurred in the three and six month current year periods, respectively, on investments entered into during 2010.
W. P. Carey 6/30/2010 10-Q — 31

Property Expenses

For the three and six months ended June 30, 2010 as compared to the same periods in 2009, property expenses increased by $0.5 million and $1.3 million, respectively, primarily due to increases in reimbursable tenant costs.
Impairment Charges

For the six months ended June 30, 2010, we recognized an impairment charge of $2.3 million to reduce the carrying value of a property to its estimated fair value, which reflects the estimated selling price. This property is being marketed for sale as a result of the tenant vacating the property.
For each of the three and six months ended June 30, 2009, we recognized impairment charges totaling $0.9 million to reduce the carrying values of two properties to their expected selling prices at that time.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income or loss (revenue less expenses) from investments entered into with affiliates or third parties in which we have a noncontrolling interest but exercise significant influence.
For the three months ended June 30, 2010 as compared to the same period in 2009, income from equity investments in real estate increased by $0.6 million, primarily due to income recognized from an equity investment that had previously been accounted for under a proportionate consolidation method.
For the six months ended June 30, 2010 as compared to the same period in 2009, income from equity investments in real estate increased by $4.3 million, primarily due to a $2.5 million gain recognized by us in connection with a venture, Retail Distribution, selling its property in March 2010, as well as income of $0.9 million recognized from an equity investment that had previously been accounted for under a proportionate consolidation method. In addition, income earned from our investment in The New York Times transaction completed in March 2009 contributed a $0.3 million increase to income.
Other Income and (Expenses)

Other income and (expenses) generally consists of gains and losses on foreign currency transactions and derivative instruments. We and certain of our foreign consolidated subsidiaries have intercompany debt and/or advances that are not denominated in the entity’s functional currency. When the intercompany debt or accrued interest thereon is remeasured against the functional currency of the entity, a gain or loss may result. For intercompany transactions that are of a long-term investment nature, the gain or loss is recognized as a cumulative translation adjustment in other comprehensive income. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments.
For the three and six months ended June 30, 2010, we recognized other expenses of $0.2 million and $0.7 million, respectively, compared to other income of $0.1 million and $3.1 million, respectively, in the same periods in 2009. Other expenses in the current year periods were primarily due to realized and unrealized losses recognized on foreign currency transactions as a result of changes in foreign currency exchange rates on notes receivable from international subsidiaries. The other income in the six months ended June 30, 2009 was primarily comprised of a $7.0 million gain recognized by Carey Storage on the repayment of the $35.0 million outstanding balance on its secured credit facility for $28.0 million in January 2009, partially offset by a third party investor’s profit sharing interest in the gain totaling $4.2 million. Fluctuations in foreign currency exchange rates did not have a significant impact during the comparable 2009 periods.
(Loss) Income from Discontinued Operations

For the three and six months ended June 30, 2010, we recognized losses from discontinued operations of $0.7 million and $4.8 million, respectively, primarily due to impairment charges recognized on properties sold or held for sale of $1.0 million and $5.9 million, respectively, to reduce the carrying values of these properties to their contracted selling prices.
For the three and six months ended June 30, 2009, we recognized income from discontinued operations of $0.3 million and $1.1 million, respectively, which primarily consisted of income generated from the operations of discontinued properties of $1.2 million and $2.2 million, respectively, and net gains on the sales of these properties of $0.5 million and $0.3 million, respectively, partially offset by impairment charges of $1.4 million recognized in each of the three and six month periods ended June 30, 2009 on properties sold or being marketed for sale.
W. P. Carey 6/30/2010 10-Q — 32

Net Income from Real Estate Ownership Attributable to W. P. Carey Members

For the three months ended June 30, 2010 as compared to the same period in 2009, the resulting net income from real estate ownership attributable to W. P. Carey members increased by $0.1 million.
For the six months ended June 30, 2010 as compared to the same period in 2009, the resulting net income from real estate ownership attributable to W. P. Carey members decreased by $6.4 million.
Financial Condition
Sources and Uses of Cash During the Period

Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the nature and timing of receipts of transaction-related and performance revenue, the performance of the CPA® REITs relative to their performance criteria, the timing of purchases and sales of real estate, timing of proceeds from non-recourse mortgage loans and receipt of lease revenue, the timing and characterization of distributions from equity investments in real estate and the CPA® REITs, the timing of certain payments, and the receipt of the annual installment of deferred acquisition revenue and interest thereon in the first quarter from certain of the CPA® REITs, and changes in foreign currency rates. Despite this fluctuation, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans, unused capacity on our line of credit and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.
Operating Activities
Cash flow from operating activities increased slightly in the six months ended June 30, 2010 as compared to the prior year period. Increases in net income, which were driven primarily by revenues earned in connection with higher investment volume on behalf of the CPA® REITs, were partially offset by lower cash flow in our real estate ownership segment and a decline in the amount of deferred acquisition revenue received.
During the six months ended June 30, 2010, we received revenue of $20.2 million in cash from providing asset-based management services to the CPA® REITs as compared to $18.6 million in the 2009 period. This amount does not include revenue received from the CPA® REITs in the form of shares of their restricted common stock rather than cash (see below). During the current year period, we received revenue of $11.1 million in connection with structuring investments and debt refinancing on behalf of the CPA® REITs as compared to $6.1 million in the comparable prior year period. Deferred acquisition revenue received was lower during the six months ended June 30, 2010 as compared to the same period in 2009, primarily due to a shift in the timing of when deferred acquisition revenue is received and lower investment volume by the CPA® REITs in prior year periods. For CPA®:14, CPA®:15 and CPA®:16 — Global, we receive deferred acquisition revenue in annual installments each January. For CPA®:17 — Global, such revenue is received annually based on the quarter that a transaction is completed. This change for CPA®:17 — Global has the effect of spreading the revenue received throughout the year as compared to receiving all deferred revenue in January.
During the six months ended June 30, 2010, our real estate ownership segment provided cash flows (contractual lease revenues, net of property-level debt service) of approximately $21.7 million, which represents a decrease of $4.3 million from the 2009 period, primarily due to lower contractual lease revenues received in the current period as a result of recent activity, including lease restructurings, lease expirations and property sales.
In 2010, we elected to continue to receive all performance revenue from CPA®:16 — Global as well as asset management revenue from CPA®:17 — Global in restricted shares of their common stock rather than cash, while for CPA®:14 and CPA®:15, we elected to receive 80% of all performance revenue in their restricted shares, with the remaining 20% payable in cash.
In addition to cash flow from operations, we may use the following sources to fund distributions to shareholders: distributions received from equity investments in excess of equity income, net contributions from noncontrolling interests, borrowings under our line of credit and existing cash resources.
Investing Activities

Our investing activities are generally comprised of real estate transactions (purchases and sales) and capitalized property related costs. During the six months ended June 30, 2010, we used $74.9 million to acquire a domestic investment and an investment in Spain. We funded the domestic investment with $36.1 million from the escrowed proceeds of a sale of a property in December 2009 in an exchange transaction under Section 1031 of the Code as well as $11.5 million from our line of credit. The investment in Spain was funded with contributions received from an affiliate who holds a noncontrolling interest in the investment of $9.9 million and proceeds from our line of credit. In connection with this investment, we paid foreign valued-added taxes of $4.2 million, which we expect to recover in the future. Cash inflows during this period included $7.8 million in distributions from equity investments in real estate and the CPA® REITs in excess of equity income, inclusive of distributions of $3.6 million received from the Retail Distributions venture in connection with the sale of its property as well as proceeds of $9.2 million from the sale of four properties.
W. P. Carey 6/30/2010 10-Q — 33

Financing Activities

During the six months ended June 30, 2010, we paid distributions to shareholders of $52.5 million, inclusive of a special distribution of $0.30 per share, or $11.8 million, that was paid in January 2010 to shareholders of record at December 31, 2009, and paid distributions of $2.1 million to affiliates who hold noncontrolling interests in various entities with us and a third-party who holds a profit sharing interest in Carey Storage. We also made scheduled mortgage principal payments of $10.3 million and received mortgage loan proceeds totaling $6.3 million, including $4.7 million obtained as a result of refinancing a maturing non-recourse mortgage loan and an additional $1.6 million obtained by Carey Storage that is secured by individual mortgages on, and cross-collateralized by, four properties in the Carey Storage portfolio. Borrowings under our line of credit increased overall by $60.8 million since December 31, 2009 and were comprised of gross borrowings of $83.3 million and repayments of $22.5 million. Borrowings under our line of credit were used primarily to finance our portion of the investments we acquired in 2010 and to fund distributions to shareholders. In addition, we received contributions of $11.2 million from holders of noncontrolling interests, including the $9.9 million received in connection with the investment in Spain.
Summary of Financing

The table below summarizes our non-recourse long-term debt and credit facility (dollars in thousands):

Balance	June 30, 2010	December 31, 2009
Fixed rate	$137,960	$147,060
Variable rate (a)	240,037	179,270

	$377,997	$326,330

Percent of total debt
Fixed rate	36%	45%
Variable rate (a)	64%	55%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	6.1%	6.2%
Variable rate (a)	2.5%	2.9%

(a)	Variable rate debt at June 30, 2010 included (i) $171.8 million outstanding under our line of credit, (ii) $12.6 million that has been effectively converted to fixed rates through interest rate swap derivative instruments and (iii) $50.7 million in mortgage loan obligations that bore interest at fixed rates but have interest rate reset features that may change the interest rates to then-prevailing market fixed rates (subject to specified caps) at certain points during their term. The interest rate for one of these loans, which had an outstanding balance of $6.2 million at June 30, 2010, is scheduled to reset to a new rate in October 2010 based on market rates at that time.
Cash Resources

At June 30, 2010, our cash resources consisted of the following:
•	Cash and cash equivalents totaling $39.4 million. Of this amount, $5.2 million, at then current exchange rates, was held in foreign bank accounts, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;
•	A line of credit with unused capacity of $78.3 million, all of which is available to us and may also be used to loan funds to our affiliates. Our lender has issued letters of credit totaling $6.8 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under this facility; and
•	We also had unleveraged properties that had an aggregate carrying value of $306.8 million, although given the current economic environment, there can be no assurance that we would be able to obtain financing for these properties.
W. P. Carey 6/30/2010 10-Q — 34

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

	June 30, 2010		December 31, 2009
	Outstanding	Maximum	Outstanding	Maximum
	Balance	Available	Balance	Available
Line of credit	$171,750	$250,000	$111,000	$250,000
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
The line of credit provides for an annual interest rate, at our election, of either (i) LIBOR plus a spread that ranges from 75 to 120 basis points depending on our leverage or (ii) the greater of the lender’s prime rate and the Federal Funds Effective Rate plus 50 basis points. At June 30, 2010, the average interest rate on advances under the line of credit was 1.2%. In addition, we pay an annual fee ranging between 12.5 and 20 basis points of the unused portion of the line of credit, depending on our leverage ratio. Based on our leverage ratio at June 30, 2010, we paid interest at LIBOR plus 90 basis points and paid 15 basis points on the unused portion of the line of credit. The line of credit has financial covenants that among other things require us to maintain a minimum equity value, restrict the amount of distributions we can pay and require us to meet or exceed certain operating and coverage ratios. We were in compliance with these covenants at June 30, 2010.
Cash Requirements

During the next twelve months, we expect that cash payments will include paying distributions to shareholders and to affiliates who hold noncontrolling interests in entities we control and making scheduled mortgage principal payments, including mortgage balloon payments totaling $16.8 million, as well as other normal recurring operating expenses. Additionally, as described above, our line of credit matures in June 2011 and can be extended for an additional year, if necessary.
We expect to fund future investments, any capital expenditures on existing properties and scheduled debt maturities on non-recourse mortgage loans through cash generated from operations, the use of our cash reserves or unused amounts on our line of credit.
Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at June 30, 2010 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Non-recourse debt — Principal	$206,247	$23,855	$50,622	$14,851	$116,919
Line of credit — Principal	171,750	171,750	—	—	—
Interest on borrowings (a)	62,910	14,170	20,004	15,307	13,429
Operating and other lease commitments (b)	13,262	1,114	2,202	2,148	7,798
Property improvement commitments	214	214	—	—	—
Other commitments (c)	152	152	—	—	—

	$454,535	$211,255	$72,828	$32,306	$138,146

(a)	Interest on un-hedged variable rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at June 30, 2010.

(b)	Operating and other lease commitments consist primarily of the total minimum rents payable on the lease for our principal offices. We are reimbursed by affiliates for their share of the future minimum rents under an office cost-sharing agreement. These amounts are allocated among the entities based on gross revenues and are adjusted quarterly. The table above excludes the rental obligation under a ground lease of a venture in which we own a 46% interest. This obligation totals approximately $2.6 million over the lease term through January 2063.

(c)	Includes estimates for accrued interest and penalties related to uncertain tax positions and a commitment to contribute capital to an investment in India.
W. P. Carey 6/30/2010 10-Q — 35

Amounts in the table above related to our foreign operations are based on the exchange rate of the Euro at June 30, 2010. At June 30, 2010, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. Generally, the underlying investments are owned with our affiliates. Summarized financial information for these ventures and our ownership interest in the ventures at June 30, 2010 are presented below. Summarized financial information provided represents the total amounts attributable to the ventures and does not represent our proportionate share (dollars in thousands):

	Ownership Interest		Total Third
Lessee	at June 30, 2010	Total Assets	Party Debt	Maturity Date
Federal Express Corporation	40%	43,482	39,539	1/2011
Information Resources, Inc.	33%	47,293	21,529	1/2011
Childtime Childcare, Inc.	34%	9,514	6,354	1/2011
U. S. Airways Group, Inc.	75%	30,273	18,569	4/2014
The New York Times Company	18%	240,789	117,920	9/2014
Carrefour France, SAS (a)	46%	127,151	98,013	12/2014
Consolidated Systems, Inc.	60%	16,869	11,454	11/2016
Amylin Pharmaceuticals, Inc. (b)	50%	54,974	70,700	7/2017
Medica — France, S.A. (a)	46%	41,749	34,275	10/2017
Hologic, Inc.	36%	26,984	14,494	5/2023
Schuler A.G. (a)	33%	63,524	—	N/A

		$702,602	$432,847

(a)	Dollar amounts shown are based on the exchange rate of the Euro at June 30, 2010.

(b)	In 2007, this venture refinanced its existing non-recourse mortgage debt with new non-recourse financing of $35.4 million based on the appraised value of the underlying real estate of the venture and distributed the proceeds to the venture partners.
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
W. P. Carey 6/30/2010 10-Q — 36

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
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period, and interest rate caps limit the effective borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. We estimate that the fair value of our interest rate swaps, which is included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was a net liability of $1.1 million at June 30, 2010.
At June 30, 2010, a significant portion (approximately 53%) of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The estimated fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed rate debt at June 30, 2010 ranged from 4.9% to 7.8%. The annual interest rates on our variable rate debt at June 30, 2010 ranged from 1.3% to 7.3%. Our debt obligations are more fully described under Financial Condition in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at June 30, 2010 (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total	Fair value
Fixed rate debt	$2,526	$26,205	$31,775	$2,678	$2,486	$72,290	$137,960	$132,005
Variable rate debt	$6,178	$174,244	$2,555	$2,699	$2,869	$51,492	$240,037	$238,667
The estimated fair value of our fixed rate debt and our variable rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or caps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at June 30, 2010 by an aggregate increase of $10.5 million or an aggregate decrease of $10.1 million, respectively. Annual interest expense on our unhedged variable rate debt that does not bear interest at fixed rates at June 30, 2010 would increase or decrease by $1.8 million for each respective 1% change in annual interest rates. As more fully described under Financial Condition—Summary of Financing in Item 2 above, a portion of the debt classified as variable rate debt in the tables above bore interest at fixed rates at June 30, 2010 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. Such debt is generally not subject to short-term fluctuations in interest rates.
W. P. Carey 6/30/2010 10-Q — 37

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
We are generally a net receiver of the foreign currency (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the Euro. For the six months ended June 30, 2010, we recognized net realized and unrealized foreign currency transaction losses of $0.2 million and $0.9 million, respectively. These losses are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the Euro on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
Through the date of this Report, we had not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained non-recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency rates.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our interim chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.
Our interim chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2010, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective at June 30, 2010 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 6. Exhibits
The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from W.P. Carey & Co. LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, (ii) Consolidated Statements of Income for the three months and six months ended June 30, 2010 and 2009, (iii) Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009, and (v) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
W. P. Carey 6/30/2010 10-Q — 38

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W. P. Carey & Co. LLC
Date: 8/6/2010	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and Chief Financial Officer (Principal Financial Officer)

Date: 8/6/2010	By:	/s/ Thomas J. Ridings, Jr.
Thomas J. Ridings, Jr.
Executive Director and Chief Accounting Officer (Principal Accounting Officer)

W. P. Carey 6/30/2010 10-Q — 39

EXHIBIT INDEX
The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from W.P. Carey & Co. LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, (ii) Consolidated Statements of Income for the three months and six months ended June 30, 2010 and 2009, (iii) Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009, and (v) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
W. P. Carey 6/30/2010 10-Q — 40