Form 10-Q
period 2010-09-30
CAREY W P & CO LLC
filed 2010-11-05
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant had 39,439,852 shares of common stock, no par value, outstanding at October 29, 2010.

INDEX

Page No.
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets	2

Consolidated Statements of Income	3

Consolidated Statements of Comprehensive Income	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38

Item 4. Controls and Procedures	39

PART II — OTHER INFORMATION

Item 6. Exhibits	39

Signatures	40

Exhibit 10.1
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
W. P. Carey 9/30/2010 10-Q — 1

PART I
Item 1. Financial Statements
W. P. CAREY & CO. LLC
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	September 30, 2010	December 31, 2009
Assets
Investments in real estate:
Real estate, at cost (inclusive of amounts attributable to consolidated variable interest entities (“VIEs”) of $39,718 and $52,625, respectively)	$567,933	$525,607
Operating real estate, at cost (inclusive of amounts attributable to consolidated VIEs of $25,665 and $25,665, respectively)	103,343	85,927
Accumulated depreciation (inclusive of amounts attributable to consolidated VIEs of $19,978 and $25,650, respectively)	(118,510)	(112,286)

Net investments in properties	552,766	499,248
Net investments in direct financing leases	77,892	80,222
Equity investments in real estate and CPA® REITs	323,742	304,990

Net investments in real estate	954,400	884,460
Cash and cash equivalents (inclusive of amounts attributable to consolidated VIEs of $102 and $108, respectively)	46,250	18,450
Due from affiliates	28,217	35,998
Intangible assets and goodwill, net	88,994	85,187
Other assets, net (inclusive of amounts attributable to consolidated VIEs of $1,762 and $1,504, respectively)	39,869	69,241

Total assets	$1,157,730	$1,093,336

Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of amounts attributable to consolidated VIEs of $9,659 and $9,850, respectively)	$254,144	$215,330
Line of credit	141,750	111,000
Accounts payable, accrued expenses and other liabilities (inclusive of amounts attributable to consolidated VIEs of $2,144 and $2,286, respectively)	34,030	51,710
Income taxes, net	36,916	43,831
Distributions payable	20,008	31,365

Total liabilities	486,848	453,236

Redeemable noncontrolling interest	6,887	7,692

Commitments and contingencies (Note 8)
Equity:
W. P. Carey members’ equity:
Listed shares, no par value, 100,000,000 shares authorized; 39,481,027 and 39,204,605 shares issued and outstanding, respectively	762,505	754,507
Distributions in excess of accumulated earnings	(145,519)	(138,442)
Deferred compensation obligation	10,699	10,249
Accumulated other comprehensive loss	(3,592)	(681)

Total W. P. Carey members’ equity	624,093	625,633
Noncontrolling interests	39,902	6,775

Total equity	663,995	632,408

Total liabilities and equity	$1,157,730	$1,093,336

See Notes to Consolidated Financial Statements.
W. P. Carey 9/30/2010 10-Q — 2

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues
Asset management revenue	$19,219	$19,106	$57,119	$57,441
Structuring revenue	708	5,476	20,644	16,250
Wholesaling revenue	2,260	1,869	6,593	4,426
Reimbursed costs from affiliates	15,908	13,503	46,310	33,747
Lease revenues	16,203	15,573	48,047	46,732
Other real estate income	4,656	3,657	13,228	11,427

	58,954	59,184	191,941	170,023

Operating Expenses
General and administrative	(14,828)	(14,969)	(50,560)	(48,269)
Reimbursable costs	(15,908)	(13,503)	(46,310)	(33,747)
Depreciation and amortization	(6,067)	(5,438)	(18,058)	(16,795)
Property expenses	(3,220)	(1,903)	(7,848)	(5,247)
Other real estate expenses	(1,987)	(1,758)	(5,575)	(5,596)
Impairment charges	(481)	—	(2,749)	(900)

	(42,491)	(37,571)	(131,100)	(110,554)

Other Income and Expenses
Other interest income	329	476	938	1,299
Income from equity investments in real estate and CPA® REITs	6,066	2,923	22,846	9,866
Other income and (expenses)	1,184	251	562	3,532
Interest expense	(4,298)	(3,786)	(11,774)	(11,245)

	3,281	(136)	12,572	3,452

Income from continuing operations before income taxes	19,744	21,477	73,413	62,921
Provision for income taxes	(3,377)	(6,018)	(14,240)	(15,938)

Income from continuing operations	16,367	15,459	59,173	46,983

Discontinued Operations
Income from operations of discontinued properties	4	1,115	630	3,279
Gain on sale of real estate	—	—	460	343
Impairment charges	—	(2,390)	(5,869)	(3,770)

Income (loss) from discontinued operations	4	(1,275)	(4,779)	(148)

Net Income	16,371	14,184	54,394	46,835
Add: Net loss attributable to noncontrolling interests	81	186	495	559
Less: Net income attributable to redeemable noncontrolling interests	(106)	(1,019)	(698)	(1,357)

Net Income Attributable to W. P. Carey Members	$16,346	$13,351	$54,191	$46,037

Basic Earnings Per Share
Income from continuing operations attributable to W. P. Carey members	$0.41	$0.36	$1.50	$1.16
Income (loss) from discontinued operations attributable to W. P. Carey members	—	(0.03)	(0.12)	(0.01)

Net income attributable to W. P. Carey members	$0.41	$0.33	$1.38	$1.15

Diluted Earnings Per Share
Income from continuing operations attributable to W. P. Carey members	$0.41	$0.37	$1.48	$1.16
Income (loss) from discontinued operations attributable to W. P. Carey members	—	(0.03)	(0.12)	(0.01)

Net income attributable to W. P. Carey members	$0.41	$0.34	$1.36	$1.15

Weighted Average Shares Outstanding
Basic	39,180,719	39,727,460	39,161,086	39,163,186

Diluted	39,717,931	40,368,946	39,774,122	39,770,196

Amounts Attributable to W. P. Carey Members
Income from continuing operations, net of tax	$16,342	$14,626	$58,970	$46,185
Income (loss) from discontinued operations, net of tax	4	(1,275)	(4,779)	(148)

Net income	$16,346	$13,351	$54,191	$46,037

Distributions Declared Per Share	$0.508	$0.500	$1.518	$1.494

See Notes to Consolidated Financial Statements.
W. P. Carey 9/30/2010 10-Q — 3

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net Income	$16,371	$14,184	$54,394	$46,835
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	9,359	2,258	1,326	2,114
Unrealized loss on derivative instrument	(1,808)	(495)	(3,103)	(596)
Change in unrealized appreciation on marketable securities	17	21	5	35

	7,568	1,784	(1,772)	1,553

Comprehensive Income	23,939	15,968	52,622	48,388

Amounts Attributable to Noncontrolling Interests:
Net loss	81	186	495	559
Foreign currency translation adjustments	(1,291)	(66)	(1,146)	(71)

Comprehensive (income) loss attributable to noncontrolling interests	(1,210)	120	(651)	488

Amounts Attributable to Redeemable Noncontrolling Interests:
Net income	(106)	(1,019)	(698)	(1,357)
Foreign currency translation adjustments	(10)	2	7	(6)

Comprehensive income attributable to redeemable noncontrolling interests	(116)	(1,017)	(691)	(1,363)

Comprehensive Income Attributable to W. P. Carey Members	$22,613	$15,071	$51,280	$47,513

See Notes to Consolidated Financial Statements.
W. P. Carey 9/30/2010 10-Q — 4

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2010	2009
Cash Flows — Operating Activities
Net income	$54,394	$46,835
Adjustments to net income:
Depreciation and amortization including intangible assets and deferred financing costs	18,496	18,385
Income from equity investments in real estate and CPA® REITs in excess of distributions received	(5,373)	(4,303)
Straight-line rent and financing lease adjustments	144	1,560
Gain on sale of real estate	(460)	(343)
Gain on extinguishment of debt	—	(6,991)
Allocation of (loss) earnings to profit-sharing interest	(781)	3,976
Management income received in shares of affiliates	(26,262)	(23,451)
Unrealized loss (gain) on foreign currency transactions and others	143	(257)
Realized loss (gain) on foreign currency transactions and others	176	(260)
Impairment charges	8,618	4,670
Stock-based compensation expense	6,695	7,777
Deferred acquisition revenue received	19,248	23,109
Increase in structuring revenue receivable	(9,900)	(8,196)
Decrease in income taxes, net	(9,461)	(11,137)
Net changes in other operating assets and liabilities	(3,409)	(1,991)

Net cash provided by operating activities	52,268	49,383

Cash Flows — Investing Activities
Distributions received from equity investments in real estate and CPA® REITs in excess of equity income	9,964	33,917
Capital contributions to equity investments	—	(3,709)
Purchases of real estate and equity investments in real estate	(93,059)	(39,632)
VAT paid in connection with acquisition of real estate	(4,222)	—
Capital expenditures	(2,008)	(6,110)
Proceeds from sale of real estate	14,591	6,927
Funds released from escrow in connection with the sale of property	36,132	—
Proceeds from transfer of profit-sharing interest	—	21,928

Net cash (used in) provided by investing activities	(38,602)	13,321

Cash Flows — Financing Activities
Distributions paid	(72,625)	(58,787)
Contributions from noncontrolling interests	11,403	2,137
Distributions to noncontrolling interests	(2,022)	(4,589)
Contributions from profit-sharing interest	3,694	—
Distributions to profit-sharing interest	(693)	(5,372)
Scheduled payments of mortgage principal	(12,218)	(7,527)
Prepayments of mortgage principal	—	(11,918)
Proceeds from mortgage financing	52,816	42,494
Proceeds from line of credit	83,250	116,500
Prepayments of line of credit	(52,500)	(125,518)
Proceeds from loans from affiliates	—	1,625
Payment of financing costs	(1,083)	(849)
Proceeds from issuance of shares	3,537	1,356
Windfall tax benefits associated with stock-based compensation awards	1,226	275
Repurchase and retirement of shares	—	(10,686)

Net cash provided by (used in) financing activities	14,785	(60,859)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(651)	364

Net increase in cash and cash equivalents	27,800	2,209
Cash and cash equivalents, beginning of period	18,450	16,799

Cash and cash equivalents, end of period	$46,250	$19,008

See Notes to Consolidated Financial Statements.
W. P. Carey 9/30/2010 10-Q — 5

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Business
W. P. Carey & Co. LLC (“W. P. Carey” and, together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) provides long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and manages a global investment portfolio. We invest primarily in commercial properties domestically and internationally that are each triple-net leased to single corporate tenants, which requires each tenant to pay substantially all of the costs associated with operating and maintaining the property. We also earn revenue as the advisor to publicly owned, non-listed real estate investment trusts, which are sponsored by us under the Corporate Property Associates brand name (the “CPA® REITs”) and invest in similar properties. We are currently the advisor to the following CPA® REITs: Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 15 Incorporated (“CPA®:15”), Corporate Property Associates 16 — Global Incorporated (“CPA®:16 — Global”) and Corporate Property Associates 17 — Global Incorporated (“CPA®:17 — Global”). At September 30, 2010, we owned and managed 919 properties domestically and internationally. Our own portfolio was comprised of our full or partial ownership interest in 164 properties, substantially all of which were net leased to 78 tenants, and totaled approximately 14 million square feet (on a pro rata basis) with an occupancy rate of approximately 91%.
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
W. P. Carey 9/30/2010 10-Q — 6

Notes to Consolidated Financial Statements
We formed Carey Watermark Investors Incorporated (“Carey Watermark”) in March 2008 for the purpose of acquiring interests in lodging and lodging-related properties. In April 2010, we filed a registration statement with the SEC to sell up to $1 billion of common stock of Carey Watermark in an initial public offering plus up to an additional $237.5 million of its common stock under a dividend reinvestment plan. This registration statement was declared effective by the SEC in September 2010. As of and during the three and nine months ended September 30, 2010 and 2009, the financial statements of Carey Watermark, which had no significant assets, liabilities or operations during either period, were included in our consolidated financial statements, as we owned all of Carey Watermark’s outstanding common stock.
In June 2009, the Financial Accounting Standards Board (“FASB”) issued amended guidance related to the consolidation of variable interest entities (“VIEs”). The amended guidance affects the overall consolidation analysis, changing the approach taken by companies in identifying which entities are VIEs and in determining which party is the primary beneficiary, and requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amended guidance changes the consideration of kick-out rights in determining if an entity is a VIE, which may cause certain additional entities to now be considered VIEs. Additionally, the guidance requires an ongoing reconsideration of the primary beneficiary and provides a framework for the events that trigger a reassessment of whether an entity is a VIE. We adopted this amended guidance on January 1, 2010, which did not require consolidation of any VIEs, but we have reflected the assets and liabilities related to previously consolidated VIEs, of which we are the primary beneficiary and which we consolidate, separately in our consolidated balance sheets for all periods presented. The adoption of this amended guidance did not affect our financial position and results of operations.
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
In connection with the adoption of the amended guidance on the consolidation of VIEs, we performed an analysis of all of our subsidiary entities, including our venture entities with other parties, to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of our quantitative and qualitative assessment to determine whether these entities are VIEs, we identified four entities that were deemed to be VIEs. Three of these entities were deemed VIEs as the third-party tenant that leases property from each entity has the right to repurchase the property during the term of their lease at a fixed price. The fourth entity was deemed a VIE as a third party was deemed to have the right to receive the expected residual returns of the entity. The nature of operations and organizational structure of these four VIEs are consistent with our other entities (Note 1) except for the repurchase and residual returns rights of these entities.
After making the determination that these entities were VIEs, we performed an assessment as to which party would be considered the primary beneficiary of each entity and would be required to consolidate each entity’s balance sheet and results of operations. This assessment was based upon which party (i) had the power to direct activities that most significantly impact the entity’s economic performance and (ii) had the obligation to absorb the expected losses of or right to receive benefits from the VIE that could potentially be significant to the VIE. Based on our assessment, it was determined that we would continue to consolidate the four VIEs. Activities that we considered significant in our assessment included which entity had control over financing decisions, leasing decisions and ability to sell the entity’s assets. In September 2010, one of these entities amended its lease with the third-party tenant to remove the tenant’s right to repurchase the property at a fixed price during the term of the lease. As a result of the lease amendment, this entity is no longer considered a VIE. We will continue to consolidate this entity.
Because we generally utilize non-recourse debt, our maximum exposure to any VIE is limited to the equity we have in each VIE. We have not provided financial or other support to any VIE, and there were no guarantees or other commitments from third parties that would affect the value of or risk related to our interest in these entities.
Acquisition Costs
In accordance with the FASB’s revised guidance for business combinations, which we adopted on January 1, 2009, we immediately expense all acquisition costs and fees associated with transactions deemed to be business combinations, but we capitalize these costs for transactions deemed to be acquisitions of an asset. We are impacted by the revised guidance through both the investments we make for our own portfolio as well as our equity interests in the CPA® REITs. To the extent we make investments for our own portfolio or on behalf of the CPA® REITs that are deemed to be business combinations, our results of operations will be negatively impacted by the immediate expensing of acquisition costs and fees incurred in accordance with the revised guidance, whereas in the past such costs and fees would generally have been capitalized and allocated to the cost basis of the acquisition. Subsequent to the acquisition, there will be a positive impact on our results of operations through a reduction in depreciation expense over the estimated life of the properties.
W. P. Carey 9/30/2010 10-Q — 7

Notes to Consolidated Financial Statements
During the nine months ended September 30, 2010, we entered into two investments that were deemed to be real estate asset acquisitions, and as a result we capitalized acquisition-related costs of $1.1 million, inclusive of amounts attributable to noncontrolling interest of $0.6 million. During the third quarter of 2010, Carey Storage Management LLC (“Carey Storage”), a subsidiary that invests in self-storage properties and their related businesses within the U.S., acquired seven self-storage properties that were deemed to be business combinations, and as a result, it expensed acquisition-related costs of $0.3 million, inclusive of amounts attributable to a third-party investor’s profit-sharing interest of $0.2 million. Acquisition-related costs and fees capitalized by the CPA® REITs totaled $1.2 million and $6.2 million for the three months ended September 30, 2010 and 2009, respectively, and $23.2 million and $17.2 million for the nine months ended September 30, 2010 and 2009, respectively. In May 2010, we acquired a hotel investment on behalf of CPA®:17 — Global that was deemed to be a business combination. In connection with this investment, CPA®:17 — Global expensed acquisition-related costs and fees of $0.8 million. All investments structured on behalf of the CPA® REITs were deemed to be real estate asset acquisitions except for this hotel investment.
Note 3. Agreements and Transactions with Related Parties
Advisory Agreements with the CPA® REITs
We have advisory agreements with each of the CPA® REITs pursuant to which we earn certain fees. The advisory agreements were renewed for an additional year pursuant to their terms effective October 1, 2010. The following table presents a summary of revenue earned and cash received from the CPA® REITs in connection with providing services as the advisor to the CPA® REITs (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Asset management revenue	$19,219	$19,106	$57,119	$57,441
Structuring revenue	708	5,476	20,644	16,250
Wholesaling revenue	2,260	1,869	6,593	4,426
Reimbursed costs from affiliates	15,908	13,503	46,310	33,747
Distributions of available cash (CPA®:17 — Global only)	1,720	—	3,413	583

	$39,815	$39,954	$134,079	$112,447

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
W. P. Carey 9/30/2010 10-Q — 8

Notes to Consolidated Financial Statements
Structuring Revenue
We earn revenue in connection with structuring and negotiating investments and related mortgage financing for the CPA® REITs. We may receive acquisition revenue of up to an average of 4.5% of the total cost of all investments made by each CPA® REIT. A portion of this revenue (generally 2.5%) is paid when the transaction is completed, while the remainder (generally 2%) is payable in annual installments ranging from three to eight years, provided the relevant CPA® REIT meets its performance criterion. Unpaid installments bear interest at annual rates ranging from 5% to 7%. Interest earned on unpaid installments was $0.3 million and $0.4 million for the three months ended September 30, 2010 and 2009, respectively, and $0.8 million and $1.1 million for the nine months ended September 30, 2010 and 2009, respectively. For certain types of non-long term net lease investments acquired on behalf of CPA®:17 — Global, initial acquisition revenue may range from 0% to 1.75% of the equity invested plus the related acquisition revenue, with no deferred acquisition revenue being earned. We may also be entitled, subject to CPA® REIT board approval, to fees for structuring loan refinancings of up to 1% of the principal amount. This loan refinancing revenue, together with the acquisition revenue, is referred to as structuring revenue. In addition, we may also earn revenue related to the sale of properties, subject to subordination provisions. We will only recognize this revenue if we meet the subordination provisions.
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
Other Transactions with Affiliates
We are the general partner in a limited partnership (which we consolidate for financial statement purposes) that leases our home office space and participates in an agreement with certain affiliates, including the CPA® REITs, for the purpose of leasing office space used for the administration of our operations and the operations of our affiliates and for sharing the associated costs. This limited partnership does not have any significant assets, liabilities or operations other than its interest in the office lease. During each of the three month periods ended September 30, 2010 and 2009 and each of the nine month periods ended September 30, 2010 and 2009, we recorded income from noncontrolling interest partners of $0.6 million and $1.8 million, respectively, in each case related to reimbursements from these affiliates. The average estimated minimum lease payments on the office lease, inclusive of noncontrolling interests, at September 30, 2010 approximates $3.0 million annually through 2016.
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
Included in Accounts payable, accrued expenses and other liabilities in the consolidated balance sheets at each of September 30, 2010 and December 31, 2009 are amounts due to affiliates totaling $0.9 million.
Effective September 15, 2010, we entered into an advisory agreement with Carey Watermark to perform certain services, including managing Carey Watermark’s offering and its overall business, identification, evaluation, negotiation, purchase and disposition of lodging-related properties and the performance of certain administrative duties; however, as of September 30, 2010, Carey Watermark had no investments or significant operating activity. Costs incurred on behalf of Carey Watermark totaled $2.6 million through September 30, 2010. We anticipate being reimbursed for all or a portion of these costs in accordance with the terms of the advisory agreement if the minimum offering proceeds are raised.
W. P. Carey 9/30/2010 10-Q — 9

Notes to Consolidated Financial Statements
Note 4. Net Investments in Properties
Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows (in thousands):

	September 30, 2010	December 31, 2009
Land	$112,119	$98,971
Buildings	455,814	426,636
Less: Accumulated depreciation	(104,904)	(100,247)

	$463,029	$425,360

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
In June 2010, a venture in which we and an affiliate hold 70% and 30% interests, respectively, and which we consolidate, entered into an investment in Spain for a total cost of $27.2 million, inclusive of a noncontrolling interest of $8.4 million. We funded our share of the purchase price with proceeds from our line of credit. In connection with this transaction, which was deemed to be a real estate asset acquisition, we capitalized acquisition-related costs and fees totaling $1.0 million, inclusive of amounts attributable to a noncontrolling interest of $0.6 million. Dollar amounts are based on the exchange rate of the Euro on the date of acquisition.
Operating Real Estate
Operating real estate, which consists primarily of our self-storage investments and our Livho subsidiary, at cost, is summarized as follows (in thousands):

	September 30, 2010	December 31, 2009
Land	$23,607	$16,257
Buildings	79,736	69,670
Less: Accumulated depreciation	(13,606)	(12,039)

	$89,737	$73,888

Operating Real Estate Acquired
During the third quarter of 2010, a venture in which Carey Storage and a third-party investor (“Investor”) hold 40% and 60% interests, respectively, and which we consolidate, acquired six self-storage properties in the U.S. at a total cost of $15.4 million, inclusive of amounts attributable to the Investor’s profit-sharing interest of $9.2 million. These investments were deemed to be business combinations, and as a result, the venture expensed acquisition-related costs of $0.3 million, inclusive of amounts attributable to the Investor’s interest of $0.2 million. In connection with these investments, the venture obtained new mortgage financing and assumed existing mortgage loans from the sellers totaling $11.5 million, inclusive of amounts attributable to the Investor’s interest of $6.9 million. The mortgage loans have a weighted average annual fixed interest rate and term of 6.2% and 7.9 years, respectively.
During the third quarter of 2010, Carey Storage amended its agreement with the Investor, which among other things, removed a contingent purchase option held by Carey Storage. However, Carey Storage retained a controlling interest in the entity that owns these self-storage properties. We have reclassified the Investor’s interest from Accounts payable, accrued expenses and other liabilities to Noncontrolling interests on our consolidated balance sheet.
During the third quarter of 2010, an entity wholly-owned by Carey Storage acquired a self-storage property in the U.S. for $2.8 million in a transaction that was deemed to be a business combination, and as a result, it expensed acquisition-related costs of less than $0.1 million. Carey Storage funded this acquisition with existing cash resources.
W. P. Carey 9/30/2010 10-Q — 10

Notes to Consolidated Financial Statements
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
During the third quarter of 2010, we recognized an impairment charge of $0.5 million to reduce a property’s carrying value to its estimated fair value due to the tenant not renewing its lease with us. In addition, during the first quarter of 2010, we recognized an impairment charge of $2.3 million to reduce the carrying value of a property to its estimated fair value, which reflects the estimated selling price. This property is being marketed for sale as a result of the tenant vacating the property.
During the second quarter of 2009, we recognized impairment charges totaling $0.9 million on two vacant properties to reduce their carrying values to their expected selling prices at that time. Refer to Note 13 for information on impairment charges on our discontinued operations.
Other
In connection with our acquisition of properties, we have recorded net lease intangibles of $41.0 million, which are being amortized over periods ranging from one year to 29 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to Lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization. Below-market rent intangibles are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements. Net amortization of intangibles was $1.2 million and $1.5 million for the three months ended September 30, 2010 and 2009, respectively, and $4.3 million and $4.9 million for the nine months ended September 30, 2010 and 2009, respectively.
Note 5. Equity Investments in Real Estate and CPA® REITs
Our equity investments in real estate for our investments in the CPA® REITs and for our interests in unconsolidated real estate investments are summarized below.
CPA® REITs
We own interests in the CPA® REITs and account for these interests under the equity method because, as their advisor, we do not exert control but have the ability to exercise significant influence. Shares of the CPA® REITs are publicly registered and the CPA® REITs file periodic reports with the SEC, but the shares are not listed on any exchange and are not actively traded. We earn asset management and performance revenue from the CPA® REITs and have elected at our option, in certain cases, to receive a portion of this revenue in the form of restricted common stock of the CPA® REITs rather than cash.
The following table sets forth certain information about our investments in the CPA® REITs (dollars in thousands):

	% of Outstanding Shares at		Carrying Amount of Investment at
Fund	September 30, 2010	December 31, 2009	September 30, 2010 (a)	December 31, 2009 (a)
CPA®:14	9.0%	8.5%	$84,540	$79,906
CPA®:15	7.0%	6.5%	85,143	78,816
CPA®:16 — Global	5.3%	4.7%	60,559	53,901
CPA®:17 — Global (b)	0.5%	0.4%	6,726	3,328

			$236,968	$215,951

(a)	Includes asset management fee receivable at period end for which shares will be issued during the subsequent period.

(b)	CPA®:17 — Global has been deemed to be a VIE in which we are not the primary beneficiary (Note 2).
W. P. Carey 9/30/2010 10-Q — 11

Notes to Consolidated Financial Statements
The following tables present combined summarized financial information for the CPA® REITs. Amounts provided are the total amounts attributable to the CPA® REITs and do not represent our proportionate share (in thousands):

	September 30, 2010	December 31, 2009
Assets	$8,665,657	$8,468,955
Liabilities	(4,557,004)	(4,638,552)

Shareholders’ equity	$4,108,653	$3,830,403

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues	$193,116	$190,964	$571,019	$560,264
Expenses	(131,426)	(191,823)	(438,648)	(542,696)

Net income (loss)	$61,690	$(859)	$132,371	$17,568

We recognized income (loss) from our equity investments in the CPA® REITs of $3.6 million and $(0.7) million for the three months ended September 30, 2010 and 2009, respectively, and $10.4 million and $(0.2) million for the nine months ended September 30, 2010 and 2009, respectively. Our proportionate share of income or loss recognized from our equity investments in the CPA® REITs is impacted by several factors, including impairment charges recorded by the CPA® REITs. During the three months ended September 30, 2010 and 2009, the CPA® REITs recognized impairment charges totaling $16.6 million and $54.1 million, respectively, which reduced the income we earned from these investments by $1.3 million and $3.6 million, respectively. During the nine months ended September 30, 2010 and 2009, impairment charges recognized by the CPA® REITs totaled $27.7 million and $108.7 million, respectively, which reduced the income we earned from these investments by $2.1 million and $6.4 million, respectively.
Interests in Unconsolidated Real Estate Investments
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies that we do not control but over which we exercise significant influence, and (ii) as tenants-in-common subject to common control. Generally, the underlying investments are jointly owned with affiliates. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from other-than-temporary impairments).
The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying value of these ventures is affected by the timing and nature of distributions (dollars in thousands):

	Ownership Interest	Carrying Value at
Lessee	at September 30, 2010	September 30, 2010	December 31, 2009
Schuler A.G. (a) (b) (c)	33%	$22,846	$23,755
The New York Times Company	18%	19,902	19,740
Carrefour France, SAS (a)	46%	18,554	17,570
U. S. Airways Group, Inc. (b) (d)	75%	7,821	8,927
Medica — France, S.A. (a) (d)	46%	5,188	6,160
Hologic, Inc. (b)	36%	4,383	4,388
Consolidated Systems, Inc. (b)	60%	3,374	3,395
Information Resources, Inc. (e)	33%	3,176	2,270
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	5%	2,842	2,639
Childtime Childcare, Inc.	34%	1,846	1,843
Federal Express Corporation (d)	40%	1,563	1,976
The Retail Distribution Group (f)	40%	—	1,099
Amylin Pharmaceuticals, Inc. (g)	50%	(4,721)	(4,723)

		$86,774	$89,039

(a)	The carrying value of the investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(b)	Represents tenant-in-common interest.
W. P. Carey 9/30/2010 10-Q — 12

Notes to Consolidated Financial Statements

(c)	During the third quarter of 2010, we recognized an other-than-temporary impairment charge of $1.4 million to reflect the decline in the estimated fair value of the investment’s underlying net assets in comparison with the carrying value of our interest in the investment.

(d)	The decrease in carrying value was due to cash distributions made to us by the venture.

(e)	The increase in carrying value was due to the operating contributions we made to the venture.

(f)	In March 2010, this venture sold its property, recognized a gain of $2.5 million and distributed the proceeds to the venture partners. We have no further economic interest in this venture.

(g)	In 2007, this venture refinanced its existing non-recourse mortgage debt with new non-recourse financing based on the appraised value of its underlying real estate and distributed the proceeds to the venture partners. Our share of the distribution was $17.6 million, which exceeded our total investment in the venture at that time.
As discussed in Note 2, we adopted the FASB’s amended guidance on the consolidation of VIEs effective January 1, 2010. Upon adoption of the amended guidance, we re-evaluated our existing interests in unconsolidated entities and determined that we should continue to account for our interests in The New York Times and Hellweg ventures using the equity method of accounting primarily because the partners in each of these ventures has the power to direct the activities that most significantly impact the entity’s economic performance, including disposal rights of the property. Carrying amounts related to these VIEs are noted in the table above. Because we generally utilize non-recourse debt, our maximum exposure to either VIE is limited to the equity we have in each VIE. We have not provided financial or other support to either VIE, and there are no guarantees or other commitments from third parties that would affect the value or risk of our interest in such entities.
The following tables present combined summarized financial information of our venture properties. Amounts provided are the total amounts attributable to the venture properties and do not represent our proportionate share (in thousands):

	September 30, 2010	December 31, 2009
Assets	$1,494,869	$1,452,103
Liabilities	(855,912)	(714,558)

Partners’/members’ equity	$638,957	$737,545

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues	$35,086	$37,657	$111,144	$108,255
Expenses	(19,292)	(21,870)	(58,949)	(55,496)

Net income	$15,794	$15,787	$52,195	$52,759

We recognized income from these equity investments in real estate of approximately $2.5 million and $3.7 million for the three months ended September 30, 2010 and 2009, respectively, and $12.4 million and $10.0 million for the nine months ended September 30, 2010 and 2009, respectively. Income from equity investments in real estate represents our proportionate share of the income or losses of these ventures as well as certain depreciation and amortization adjustments related to purchase accounting and other-than-temporary impairment charges.
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
W. P. Carey 9/30/2010 10-Q — 13

Notes to Consolidated Financial Statements
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
Items Measured at Fair Value on a Recurring Basis
The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements at September 30, 2010 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$19,091	$19,091	$—	$—
Other securities	1,723	—	—	1,723

Total	$20,814	$19,091	$—	$1,723

Liabilities:
Derivative liabilities	$2,897	$—	$2,897	$—
Redeemable noncontrolling interest	6,887	—	—	6,887

Total	$9,784	$—	$2,897	$6,887

		Fair Value Measurements at December 31, 2009 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$4,283	$4,283	$—	$—
Other securities	1,687	—	—	1,687

Total	$5,970	$4,283	$—	$1,687

Liabilities:
Derivative liabilities	$634	$—	$634	$—
Redeemable noncontrolling interest	7,692	—	—	7,692

Total	$8,326	$—	$634	$7,692

Assets and liabilities presented above exclude assets and liabilities owned by unconsolidated ventures.
W. P. Carey 9/30/2010 10-Q — 14

Notes to Consolidated Financial Statements

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3 Only)
	Three months ended September 30, 2010		Three months ended September 30, 2009
	Assets	Liabilities	Assets	Liabilities
		Redeemable		Redeemable
	Other	Noncontrolling	Other	Noncontrolling
	Securities	Interests	Securities	Interests
Beginning balance	$1,717	$7,119	$1,671	$15,126
Total gains or losses (realized and unrealized):
Included in earnings	2	106	(1)	1,019

Included in other comprehensive income (loss)	4	10	13	(2)

Purchases, issuances and settlements	—	—	—	—
Distributions paid	—	(200)	—	(622)
Redemption value adjustment	—	(148)	—	(732)

Ending balance	$1,723	$6,887	$1,683	$14,789

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$2	$—	$(1)	$—

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3 Only)
	Nine months ended September 30, 2010		Nine months ended September 30, 2009
	Assets	Liabilities	Assets	Liabilities
		Redeemable		Redeemable
	Other	Noncontrolling	Other	Noncontrolling
	Securities	Interests	Securities	Interests
Beginning balance	$1,687	$7,692	$1,628	$18,085
Total gains or losses (realized and unrealized):
Included in earnings	2	698	(2)	1,357

Included in other comprehensive income (loss)	11	(7)	12	6

Purchases, issuances and settlements	23	—	45	—
Distributions paid	—	(810)	—	(3,591)
Redemption value adjustment	—	(686)	—	(1,068)

Ending balance	$1,723	$6,887	$1,683	$14,789

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$2	$—	$(2)	$—

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
W. P. Carey 9/30/2010 10-Q — 15

Notes to Consolidated Financial Statements
Our financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt	$254,144	$250,246	$215,330	$201,774
Line of credit	141,750	140,700	111,000	108,900
We determined the estimated fair value of our debt instruments using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both September 30, 2010 and December 31, 2009.
Items Measured at Fair Value on a Non-Recurring Basis
We perform a quarterly assessment, when required, of the value of certain of our real estate investments in accordance with current authoritative accounting guidance. As part of that assessment, we determined the valuation of these assets using widely accepted valuation techniques, including expected discounted cash flows or an income capitalization approach, which considers prevailing market capitalization rates. We reviewed each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. We calculated the impairment charges recorded during the three and nine months ended September 30, 2010 and 2009 based on contracted or expected selling prices. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions change.
The following table presents information about our nonfinancial assets that were measured on a fair value basis for the three and nine months ended September 30, 2010 and 2009. All of the impairment charges were measured using unobservable inputs (Level 3) (in thousands):

	Three months ended September 30, 2010		Nine months ended September 30, 2010
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
	Measurements	Charges	Measurements	Charges
Impairment Charges From Continuing Operations:
Real estate	$521	$481	$1,532	$2,749
Equity investments in real estate	22,846	1,394	22,846	1,394

	23,367	1,875	24,378	4,143

Impairment Charges From Discontinued Operations:
Real estate	—	—	5,391	5,869

	$23,367	$1,875	$29,769	$10,012

	Three months ended September 30, 2009		Nine months ended September 30, 2009
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
	Measurements	Charges	Measurements	Charges
Impairment Charges From Continuing Operations:
Real estate	$—	$—	$823	$900

Impairment Charges From Discontinued Operations:
Real estate	3,181	2,390	6,273	3,770

	$3,181	$2,390	$7,096	$4,670

Note 7. Risk Management
In the normal course of our ongoing business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans, as well as changes in the value of our other securities and the shares we hold in the CPA® REITs due to changes in interest rates or other market factors. In addition, we own investments in the European Union and are subject to the risks associated with changing foreign currency exchange rates.
W. P. Carey 9/30/2010 10-Q — 16

Notes to Consolidated Financial Statements
Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10% of current annualized contractual lease revenues in certain areas, as described below. The percentages in the paragraph below represent our directly-owned real estate properties and do not include our pro rata share of equity investments.
At September 30, 2010, the majority of our directly owned real estate properties were located in the U.S. (89%), with Texas (22%), California (16%) and Georgia (12%) representing the most significant geographic concentrations, based on percentage of our annualized contractual minimum base rent for the third quarter of 2010. At September 30, 2010, our directly owned real estate properties contained concentrations in the following asset types: office (35%), industrial (32%) and warehouse/distribution (17%); and in the following tenant industries: business and commercial services (16%), retail stores (13%) and telecommunications (12%).
Note 8. Commitments and Contingencies
At September 30, 2010, we were not involved in any material litigation.
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
Note 9. Equity and Stock-Based and Other Compensation
Stock-Based Compensation
The total compensation expense (net of forfeitures) for our stock-based compensation plans was $1.8 million and $2.5 million for the three months ended September 30, 2010 and 2009, respectively, and $6.7 million and $7.8 million for the nine months ended September 30, 2010 and 2009, respectively, all of which are included in General and administrative expenses in the consolidated financial statements. The tax benefit recognized by us related to these plans totaled $0.8 million and $1.1 million for the three months ended September 30, 2010 and 2009, respectively, and $2.9 million and $3.5 million for the nine months ended September 30, 2010 and 2009, respectively.
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
2009 Share Incentive Plan
In January 2010, the compensation committee of our board of directors approved long-term incentive awards consisting of 140,050 restricted stock units, which represent the right to receive shares of our common stock based on established restrictions, and 159,250 performance share units, which represent the right to receive shares of our common stock based on the level of achievement during a specified performance period of one or more performance goals, under the 2009 Share Incentive Plan. The restricted stock units are scheduled to vest over three years. Vesting of the performance share units is conditioned upon certain performance goals being met by us during the performance period from January 1, 2010 through December 31, 2012. The ultimate number of shares to be issued upon vesting of performance share units will depend on the extent to which we meet the performance goals and can range from zero to three times the original “target” awards noted above. The compensation committee set goals for the 2010 grant with the expectation that the number of shares to be issued upon vesting of performance share units will be at target levels. Based in part on our results through September 30, 2010 and expectations at that date regarding our future performance, we currently anticipate that the performance goals will be met at target levels for three of the four goals and at threshold level, or 0.5 times the original award, for one goal. As a result, we currently expect to recognize compensation expense totaling approximately $8.1 million over the vesting period, of which $0.7 million and $2.0 million was recognized during the three and nine months ended September 30, 2010, respectively. We will review our performance against these goals periodically and update expectations as warranted.
W. P. Carey 9/30/2010 10-Q — 17

Notes to Consolidated Financial Statements
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

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income attributable to W. P. Carey members	$16,346	$13,351	$54,191	$46,037
Allocation of distribution equivalents paid on unvested restricted stock units in excess of net income	(116)	(298)	(348)	(889)

Net income — basic	16,230	13,053	53,843	45,148
Income effect of dilutive securities, net of taxes	66	562	398	748

Net income — diluted	$16,296	$13,615	$54,241	$45,896

Weighted average shares outstanding — basic	39,180,719	39,727,460	39,161,086	39,163,186
Effect of dilutive securities	537,212	641,486	613,036	607,010

Weighted average shares outstanding — diluted	39,717,931	40,368,946	39,774,122	39,770,196

Securities included in our diluted earnings per share determination consist of stock options and restricted stock awards. Securities totaling 1.9 million shares and 2.8 million shares for the three months ended September 30, 2010 and 2009, respectively, and 1.8 million shares and 2.8 million shares for the nine months ended September 30, 2010 and 2009, respectively, were excluded from the earnings per share computations above as their effect would have been anti-dilutive.
Other
Included in distributions payable at December 31, 2009 is a special distribution of $0.30 per share, or $11.8 million, that was paid to shareholders in January 2010.
Note 10. Noncontrolling Interests
Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. There were no changes in our ownership interest in any of our consolidated subsidiaries for the three and nine months ended September 30, 2010.
The following table presents a reconciliation of total equity, the equity attributable to our shareholders and the equity attributable to noncontrolling interests (in thousands):

		W. P. Carey	Noncontrolling
	Total Equity	Members	Interests
Balance at January 1, 2010	$632,408	$625,633	$6,775
Shares issued	3,537	3,537	—
Contributions	11,403	—	11,403
Redemption value adjustment	686	686	—
Tax impact of purchase of WPCI interest	(1,637)	(1,637)	—
Net income (loss)	53,696	54,191	(495)
Stock-based compensation expense	6,695	6,695	—
Reclassification of the Investor’s interest in Carey Storage (Note 4)	22,402	—	22,402
Windfall tax provision — share incentive plans	1,226	1,226	—
Distributions	(62,479)	(61,267)	(1,212)
Change in other comprehensive loss	(1,882)	(2,911)	1,029
Shares repurchased	(2,060)	(2,060)	—

Balance at September 30, 2010	$663,995	$624,093	$39,902

W. P. Carey 9/30/2010 10-Q — 18

Notes to Consolidated Financial Statements

		W. P. Carey	Noncontrolling
	Total Equity	Members	Interests
Balance at January 1, 2009	$646,335	$640,103	$6,232
Shares issued	1,356	1,356	—
Contributions	2,137	102	2,035
Redemption value adjustment	1,068	1,068	—
Net income (loss)	45,478	46,037	(559)
Stock-based compensation expense	7,777	7,777	—
Windfall tax benefits — share incentive plans	275	275	—
Distributions	(60,012)	(58,827)	(1,185)
Deferred compensation obligation	9,461	9,461	—
Change in other comprehensive loss	1,633	1,476	157
Shares repurchased	(11,604)	(11,604)	—

Balance at September 30, 2009	$643,904	$637,224	$6,680

Redeemable Noncontrolling Interest
We account for the noncontrolling interest in WPCI as a redeemable noncontrolling interest, as it may become redeemable for cash in the event there are not enough shares of our common stock available to redeem the noncontrolling interest. At September 30, 2010, there were sufficient available shares to redeem this interest. The noncontrolling interest is reflected at estimated redemption value for all periods presented. Redeemable noncontrolling interests, as presented on the consolidated balance sheets, reflect an adjustment of $0.7 million and $6.8 million at September 30, 2010 and December 31, 2009, respectively, to present the noncontrolling interest at redemption value. Additionally, in December 2009, we purchased all of the interests in WPCI and certain related entities held by one of our officers for cash, at a negotiated fair market value of $15.4 million.
The following table presents a reconciliation of redeemable noncontrolling interests (in thousands):

	2010	2009
Balance at January 1,	$7,692	$18,085
Redemption value adjustment	(686)	(1,068)
Net income	698	1,357
Distributions	(810)	(3,591)
Change in other comprehensive (loss) income	(7)	6

Balance at September 30,	$6,887	$14,789

Note 11. Income Taxes
Income tax provision for the three months ended September 30, 2010 and 2009 was $3.4 million and $6.0 million, respectively, while the income tax provision for the nine months ended September 30, 2010 and 2009 was $14.2 million and $15.9 million, respectively. The difference in the provision for income taxes reflected in the consolidated statements of income as compared to the provision calculated at the statutory federal income tax rate is primarily attributable to state and foreign income taxes, the tax classification of entities in the consolidated group and various permanent differences between pre-tax GAAP income and taxable income.
We have elected to be treated as a partnership for U.S. federal income tax purposes. As partnerships, we and our partnership subsidiaries are generally not directly subject to tax. We conduct our investment management services primarily through taxable subsidiaries. These operations are subject to federal, state, local and foreign taxes, as applicable. We conduct business in the U.S. and the European Union, and as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2007. Certain of our inter-company transactions that have been eliminated in consolidation for financial accounting purposes are also subject to taxation. Periodically, shares in the CPA® REITs that are payable to our taxable subsidiaries in consideration for services rendered are distributed from these subsidiaries to us.
At December 31, 2009, we had unrecognized tax benefits of $0.6 million (net of federal benefits) that, if recognized, would favorably affect the effective income tax rate in any future period. We recognize interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2009, we had $0.1 million of accrued interest and penalties related to uncertain tax positions. During the third quarter of 2010, we reversed these unrecognized tax benefits, including all related interest and penalties, as they were no longer required.
W. P. Carey 9/30/2010 10-Q — 19

Notes to Consolidated Financial Statements
Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2007-2010 remain open to examination by the major taxing jurisdictions to which we are subject.
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
Note 12. Segment Reporting
We evaluate our results from operations by our two major business segments — investment management and real estate ownership (Note 1). The following table presents a summary of comparative results of these business segments (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Investment Management
Revenues (a)	$38,095	$39,954	$130,666	$111,864
Operating expenses (a)	(31,492)	(28,614)	(97,244)	(81,018)
Other, net (b)	4,380	(675)	12,400	1,683
Provision for income taxes	(3,253)	(5,606)	(13,911)	(14,811)

Income from continuing operations attributable to W. P. Carey members	$7,730	$5,059	$31,911	$17,718

Real Estate Ownership
Revenues	$20,859	$19,230	$61,275	$58,159
Operating expenses	(10,999)	(8,957)	(33,856)	(29,536)
Interest expense	(4,298)	(3,786)	(11,774)	(11,245)
Other, net (b)	3,174	3,492	11,743	12,216
Provision for income taxes	(124)	(412)	(329)	(1,127)

Income from continuing operations attributable to W. P. Carey members	$8,612	$9,567	$27,059	$28,467

Total Company
Revenues (a)	$58,954	$59,184	$191,941	$170,023
Operating expenses (a)	(42,491)	(37,571)	(131,100)	(110,554)
Interest expense	(4,298)	(3,786)	(11,774)	(11,245)
Other, net (b)	7,554	2,817	24,143	13,899
Provision for income taxes	(3,377)	(6,018)	(14,240)	(15,938)

Income from continuing operations attributable to W. P. Carey members	$16,342	$14,626	$58,970	$46,185

	Equity Investments in Real Estate at		Total Long-Lived Assets(d) at		Total Assets at
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Investment Management	$236,968	$215,951	$241,391	$222,453	$360,676	$343,989
Real Estate Ownership (c)	86,774	89,039	717,432	668,510	797,054	749,347

Total Company	$323,742	$304,990	$958,823	$890,963	$1,157,730	$1,093,336

(a)	Included in revenues and operating expenses are reimbursable costs from affiliates totaling $15.9 million and $13.5 million for the three month periods ended September 30, 2010 and 2009, respectively, and $46.3 million and $33.7 million for the nine months ended September 30, 2010 and 2009, respectively.

(b)	Includes interest income, income from equity investments in real estate and CPA® REITs, income (loss) attributable to noncontrolling interests and other income and (expenses).

(c)	Includes investments in France, Poland, Germany and Spain that accounted for lease revenues (rental income and interest income from direct financing leases) of $1.8 million and $1.9 million for the three months ended September 30, 2010 and 2009, respectively, and $4.6 million and $5.5 million for the nine months ended September 30, 2010 and 2009, respectively, as well as income from equity investments in real estate of $0.2 million and $1.3 million for the three months ended September 30, 2010 and 2009, respectively, and $3.2 million and $4.3 million for the nine months ended September 30, 2010 and 2009, respectively. These investments also accounted for long-lived assets at September 30, 2010 and December 31, 2009 of $71.2 million and $47.9 million, respectively.

(d)	Includes net investments in real estate and intangible assets related to management contracts.
W. P. Carey 9/30/2010 10-Q — 20

Notes to Consolidated Financial Statements
Note 13. Discontinued Operations
From time to time, tenants may vacate space due to lease buy-outs, elections not to renew their leases, insolvency or lease rejection in the bankruptcy process. In these cases, we assess whether we can obtain the highest value from the property by re-leasing or selling it. In addition, in certain cases, we may try to sell a property that is occupied. When it is appropriate to do so under current accounting guidance for the disposal of long-lived assets, we classify the property as an asset held for sale and the current and prior period results of operations of the property are reclassified as discontinued operations.
During the nine months ended September 30, 2010, we sold six domestic properties for a total of $14.6 million, net of selling costs, and recognized a net gain on these sales totaling $0.5 million, excluding impairment charges totaling $5.6 million and $5.1 million that were previously recognized in 2010 and 2009, respectively. In addition, in April 2010, we entered into an agreement to sell a property. In connection with the proposed sale, we recorded an impairment charge of $0.3 million during the nine months ended September 30, 2010, to reduce the carrying value of the property to its contracted selling price.
During the nine months ended September 30, 2009, we sold three domestic properties for a total of $6.9 million, net of selling costs, and recognized a net gain on these sales of $0.3 million, excluding impairment charges of $0.6 million recognized in 2009 and a total of $1.1 million in prior years.
The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues	$141	$1,990	$1,560	$6,434
Expenses	(137)	(875)	(930)	(3,155)
Gain on sale of real estate	—	—	460	343
Impairment charges	—	(2,390)	(5,869)	(3,770)

Income (loss) from discontinued operations	$4	$(1,275)	$(4,779)	$(148)

W. P. Carey 9/30/2010 10-Q — 21

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
Business Overview
We provide long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and manage a global investment portfolio of 919 properties, including our own portfolio. We operate in two business segments — investment management and real estate ownership, as described below.
Investment Management — We provide services to four affiliated publicly-owned, non-listed real estate investment trusts: CPA®:14, CPA®:15, CPA®:16 — Global and CPA®:17 — Global. We structure and negotiate investments and debt placement transactions for the CPA® REITs, for which we earn structuring revenue, and manage their portfolios of real estate investments, for which we earn asset-based management and performance revenue. We earn asset-based management and performance revenue from the CPA® REITs based on the value of their real estate-related assets under management. As funds available to the CPA® REITs are invested, the asset base from which we earn revenue increases. In addition, we also receive a percentage of distributions of available cash from CPA®:17 — Global’s operating partnership. We may also earn incentive and disposition revenue and receive other compensation in connection with providing liquidity alternatives to CPA® REIT shareholders. Collectively, at September 30, 2010 the CPA®REITs owned all or a portion of over 790 properties, including certain properties in which we have an ownership interest. Substantially all of these properties, totaling approximately 95 million square feet (on a pro rata basis), were net leased to 224 tenants, with an average occupancy rate of approximately 97%.
Real Estate Ownership — We own and invest in commercial properties in the U.S. and the European Union that are then leased to companies, primarily on a triple-net leased basis, which requires each tenant to pay substantially all of the costs associated with operating and maintaining the property. We may also invest in other properties if opportunities arise. At September 30, 2010, our portfolio was comprised of our full or partial ownership interest in 164 properties, including certain properties in which the CPA®REITs have an ownership interest. Substantially all of these properties, totaling approximately 14 million square feet (on a pro rata basis), were net leased to 78 tenants, with an occupancy rate of approximately 91%.
Financial Highlights
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Total revenues (excluding reimbursed costs from affiliates)	$43,046	$45,681	$145,631	$136,276
Net income attributable to W. P. Carey members	16,346	13,351	54,191	46,037
Cash flow from operating activities			52,268	49,383
Total revenues from our investment management segment decreased during the three months ended September 30, 2010 and increased significantly during the nine months ended September 20, 2010 as compared to the same periods in 2009, primarily due to the fluctuations in the volume of investments structured on behalf of the CPA® REITs. Total revenues from our real estate ownership segment increased during both the three and nine months ended September 30, 2010 as compared to the same periods in 2009, primarily as a result of new investments we entered into during 2010.
Net income increased during the three and nine months ended September 30, 2010 as compared to the respective prior year periods. Results from operations in our investment management segment were significantly higher during the three and nine months ended September 30, 2010, primarily due to lower impairment charges recognized by the CPA® REITs as compared to the respective prior year periods, as well as a higher volume of investments structured on behalf of the CPA® REITs during the nine months ended September 30, 2010 as compared to the same prior year period. Results from operations in our real estate ownership segment were slightly higher during the three months ended September 30, 2010 as compared to the same period in 2009 and down significantly for the nine months ended September 30, 2010 as compared to the same period in 2009. The decline in the nine months ended September 30, 2010 was primarily due to impairment charges taken in that period in connection with the sale of properties.
W. P. Carey 9/30/2010 10-Q — 22

Cash flow from operating activities increased slightly in the nine months ended September 30, 2010 as compared to the prior year period. Increases in net income were partially offset by lower cash flow in our real estate ownership segment and a decline in the amount of deferred acquisition revenue received. Deferred acquisition revenue received was lower during the nine months ended September 30, 2010 as compared to the same period in 2009, primarily due to a shift in the timing of when deferred acquisition revenue is received and lower investment volume by the CPA® REITs in prior year periods.
Our quarterly cash distribution increased to $0.508 per share for the third quarter of 2010, which equates to $2.03 per share on an annualized basis.
We consider the performance metrics listed above as well as certain non-GAAP metrics such as earnings before interest, taxes depreciation and amortization, funds from operations — as adjusted, and adjusted cash flow from operating activities to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on increasing and enhancing the value, quality and amount of assets under management by our investment management segment and seeking to increase value in our real estate ownership segment. Results of operations by reportable segment are described below.
Changes in Management
Effective September 16, 2010, Trevor P. Bond, who had been our Interim Chief Executive Officer since July 6, 2010 when Gordon F. DuGan resigned, was elected as Chief Executive Officer. Mr. Bond has served as a director since April 2007 and served as a director of several of the CPA® REIT programs between 2005 and 2007. Mr. Bond will also serve as Chief Executive Officer of CPA®:14, CPA®:15, CPA®:16 — Global and CPA®:17 — Global.
Current Trends
General Economic Environment
We and our managed funds are impacted by macro-economic environmental factors, the capital markets, and general conditions in the commercial real estate market, both in the U.S. and globally. As of the date of this Report, we have seen signs of modest improvement in the global economy following the significant distress experienced in 2008 and 2009. Our year-to-date experience reflects increased investment volume over the prior year, as well as an improved financing and fundraising environment. While these factors reflect favorably on our business, the economic recovery remains weak, and our business remains dependent on the speed and strength of the recovery, which cannot be predicted at this time. Nevertheless, as of the date of this Report, the impact of current financial and economic trends on our business, and our response to those trends, is presented below.
Tenant Defaults
As a net lease investor, we are exposed to credit risk within our tenant portfolio, which can reduce our results of operations and cash flow from operations if our tenants are unable to pay their rent. Within our managed CPA® REIT portfolios, tenant defaults can reduce our asset management revenue if they lead to a decline in the estimated annual net asset values of the CPA® REITs and can also reduce our income from equity investments in the CPA® REITs. Tenants experiencing financial difficulties may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court, all of which may require us or the CPA® REITs to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, we may restructure or renew leases on less favorable terms, or the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us or the CPA® REITs to incur impairment charges.
As of the date of this Report, we have no significant exposure to tenants operating under bankruptcy protection in our own portfolio, while in the CPA® REIT portfolios, tenants operating under bankruptcy protection, administration or receivership account for less than 1% of aggregate annualized contractual lease revenues, a decrease from recent levels. During 2008 and 2009, the CPA® REITs experienced a significant increase in tenant defaults as companies across many industries experienced financial distress due to the economic downturn and the seizure in the credit markets. Our experience for the nine months ended September 30, 2010 reflects an improvement from the unusually high level of tenant defaults experienced during 2008 and 2009. We have observed that many of our tenants have benefited from continued improvements in general business conditions, which we anticipate will result in reduced tenant defaults going forward; however, it is possible that additional tenants may file for bankruptcy or default on their leases during 2010 and that economic conditions may again deteriorate.
W. P. Carey 9/30/2010 10-Q — 23

To mitigate these risks, we have historically looked to invest in assets that we believe are critically important to a tenant’s operations and have attempted to diversify the portfolios by tenant and tenant industry. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with tenant management and review of tenants’ financial statements and compliance with any financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, re-leasing properties, refinancing debt and selling properties, as well as protecting our rights when tenants default or enter into bankruptcy.
Foreign Exchange Rates
We have foreign investments and, as a result, are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Investments denominated in the Euro accounted for approximately 11% and 10% of our annualized contractual lease revenues for the nine months ended September 30, 2010 and 2009, respectively, and 29% of aggregate annualized contractual lease revenues for the CPA® REITs for each of the same periods. The U.S. dollar has strengthened against the Euro, as the average rate for the U.S. dollar in relation to the Euro during the nine months ended September 30, 2010 decreased by 4% in comparison to the same period in 2009. Additionally, the end-of-period conversion rate at September 30, 2010 decreased 5% to $1.3612 from $1.4333 at December 31, 2009. This strengthening had a negative impact on our balance sheet at September 30, 2010 as compared to our balance sheet at December 31, 2009. A significant decline in the value of the Euro could have a material negative impact on our future results and, especially, on the future results, financial position and cash flows of the CPA® REITs, which have higher levels of international investments.
Capital Markets
We have recently seen a gradual improvement in capital market conditions, including new issuances of commercial mortgage-backed securities debt. Capital inflows to both commercial real estate debt and equity markets have helped increase the availability of mortgage financing and asset prices have begun to recover from their credit crisis lows. Over the past few quarters, there has been continued improvement in the availability of financing; however, lenders remain cautious and are employing more conservative underwriting standards. We have seen commercial real estate capitalization rates begin to narrow from credit crisis highs, especially for higher quality assets or assets leased to tenants with strong credit. The improvement in financing conditions combined with a stabilization of asset prices has helped to increase transaction activity, and our market has seen an increase in competition from both public and private investors.
Investment Opportunities
We earn structuring revenue on the investments we structure on behalf of the CPA® REITs. Our ability to complete these investments, and thereby earn structuring revenue, fluctuates based on the pricing and availability of transactions and the pricing and availability of financing, among other factors.
As a result of the recent improving economic conditions and increasing seller optimism, we have seen an increased number of investment opportunities that we believe will allow us to structure transactions on behalf of the CPA® REITs on favorable terms. Although capitalization rates have remained compressed over the past few quarters compared to their credit crisis highs, we believe that the investment environment remains attractive and that we will be able to achieve the targeted returns of our managed funds. We believe that the significant amount of corporate debt that remains outstanding in the marketplace, which will need to be refinanced over the next several years, will provide attractive investment opportunities for net lease investors such as W. P. Carey and the CPA® REITs. To the extent that these trends continue, we believe that investment volume will benefit. However, we have recently seen an increasing level of competition for investments, both domestically and internationally, and further capital inflows into the market place could put additional pressure on the returns that we can generate from investments.
We structured investments on behalf of the CPA® REITs totaling $452.9 million during the nine months ended September 30, 2010 and entered into several investments for our own real estate portfolio totaling $75.3 million. Year to date acquisition volume has increased as compared with the same period in 2009, and going forward we feel that we will be able to continue to take advantage of the investment opportunities we are seeing in both the U.S. and Europe. International investments comprised 48% of total investments during the nine months ended September 30, 2010. We currently expect that international transactions will continue to form a significant portion of the investments we structure, although the relative portion of international investments in any given period will vary.
Financing Conditions
We have recently seen a gradual improvement in both the credit and real estate financing markets. During the nine months ended September 30, 2010, we saw an increase in the number of lenders for both domestic and international investments as market conditions improved. As a result, during that period, we obtained non-recourse mortgage financing totaling $314.0 million on behalf of the CPA® REITs and $45.9 million for our own real estate portfolio.
W. P. Carey 9/30/2010 10-Q — 24

Real Estate Sector
As noted above, the commercial real estate market is impacted by a variety of macro-economic factors, including but not limited to growth in gross domestic product, or GDP, unemployment, interest rates, inflation, and demographics. Since the beginning of the recent credit crisis, these macro-economic factors have persisted, negatively impacting the fundamentals of the commercial real estate market, which has resulted in higher vacancies, lower rental rates, and lower demand for vacant space. While more recently there have been some indications of stabilization in asset values and slight improvements in occupancy rates, general uncertainty surrounding commercial real estate fundamentals and property valuations continues. We and the CPA® REITs are chiefly affected by changes in the estimated annual net asset values of our properties, inflation, lease expirations, and occupancy rates.
Net Asset Values of the CPA ® REITs
We own shares in each of the CPA® REITs and earn asset management revenue based on a percentage of average invested assets for each CPA® REIT. As such, we benefit from rising investment values and are negatively impacted when these values decrease. As a result of the overall continued weakness in the economy during 2009 and consequent increase in tenant defaults, the estimated net asset valuations for CPA®:14, CPA®:15 and CPA®:16 — Global at December 31, 2009 were down slightly from the estimated net asset valuations at December 31, 2008. However, the negative impact on our asset management revenue related to the 2009 tenant defaults has been substantially offset by asset management revenues earned related to new investments structured on behalf of CPA®:17 — Global during 2010.
The estimated net asset valuations of the CPA® REITs are based on a number of variables, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates, and tenant defaults, among other variables. We do not control these variables and, as such, cannot predict how these variables will change in the future.
Inflation
Our leases and those of the CPA® REITs generally have rent adjustments that are either fixed or based on formulas indexed to changes in the consumer price index (“CPI”) or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. Rent adjustments during 2009 and, to a lesser extent, the nine months ended September 30, 2010 generally benefited from increases in inflation rates during the years prior to the scheduled rent adjustment date. However, we continue to expect that rent increases in our own portfolio and in the portfolios of the CPA® REITs will be significantly lower in coming years as a result of the current historically low inflation rates in the U.S. and the Euro zone.
Lease Expirations and Occupancy
We actively manage our own real estate portfolio and the portfolios of the CPA® REITs and begin discussing options with tenants in advance of the scheduled lease expiration. In certain cases, we obtain lease renewals from tenants; however, tenants may elect to move out at the end of their lease terms or may elect to exercise purchase options, if any, in their leases. In cases where tenants elect not to renew, we may seek replacement tenants or try to sell the property. As of the date of this Report, 8% of the annualized contractual lease revenue in our own portfolio is scheduled to expire in the next twelve months. For those leases that we believe will be renewed, we expect that renewed rents may be below the tenants’ existing contractual rents and that lease terms may be shorter than historical norms, reflecting current market conditions. Lease expirations could also affect the cash flow of the CPA® REITs, particularly CPA®:14 and CPA®:15.
The occupancy rate for our own real estate portfolio declined from 94% at December 31, 2009 to 91% at September 30, 2010, primarily reflecting the impact of one tenant who vacated during April 2010.
Fundraising
Fundraising trends for non-traded REITs overall include an increase in average monthly volume during the nine months ended September 30, 2010, with significant increases over the second half of 2009. Additionally, the number of offerings has increased over 2009 levels. Consequently, there has been an increase in the competition for investment dollars.
We are currently fundraising for CPA®:17 — Global. While fundraising trends are difficult to predict, our recent fundraising continues to be strong. We raised $438.7 million for CPA®:17 — Global’s initial public offering in the nine months ended September 30, 2010 and, through the date of this Report, have raised more than $1.2 billion on its behalf since beginning fundraising in December 2007. We have made a concerted effort to broaden our distribution channels and are seeing a greater portion of our fundraising come from an expanded network of broker-dealers as a result of these efforts.
W. P. Carey 9/30/2010 10-Q — 25

CPA®:17 — Global has filed a registration statement with the SEC for a possible continuous public offering of up to $1.0 billion of common stock, which we currently expect will commence after the initial public offering terminates. We refer to the possible public offering as the “follow-on offering.” There can be no assurance that CPA®:17 — Global will actually commence the follow-on offering or successfully sell the full number of shares registered. The initial public offering for CPA®:17 — Global will terminate on the earlier of the date on which the registration statement for the follow-on offering becomes effective or May 2, 2011.
The registration statement to sell up to $1 billion of common stock of Carey Watermark in an initial public offering for the purpose of acquiring interests in lodging and lodging-related properties was declared effective by the SEC on September 15, 2010. We are currently fundraising for Carey Watermark; however Carey Watermark had no investments or significant operating activity as of September 30, 2010.
Proposed Accounting Changes
The International Accounting Standards Board and FASB have issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize. At this time, we are unable to determine whether this proposal will have a material impact on our business.
W. P. Carey 9/30/2010 10-Q — 26

Results of Operations
We evaluate our results of operations by our two major business segments — investment management and real estate ownership. A summary of comparative results of these business segments is as follows:
Investment Management (in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	Change	2010	2009	Change
Revenues
Asset management revenue	$19,219	$19,106	$113	$57,119	$57,441	$(322)
Structuring revenue	708	5,476	(4,768)	20,644	16,250	4,394
Wholesaling revenue	2,260	1,869	391	6,593	4,426	2,167
Reimbursed costs from affiliates	15,908	13,503	2,405	46,310	33,747	12,563

	38,095	39,954	(1,859)	130,666	111,864	18,802

Operating Expenses
General and administrative	(14,428)	(13,987)	(441)	(47,445)	(44,513)	(2,932)
Reimbursable costs	(15,908)	(13,503)	(2,405)	(46,310)	(33,747)	(12,563)
Depreciation and amortization	(1,156)	(1,124)	(32)	(3,489)	(2,758)	(731)

	(31,492)	(28,614)	(2,878)	(97,244)	(81,018)	(16,226)

Other Income and Expenses
Other interest income	301	394	(93)	840	1,127	(287)
Income (loss) from equity investments in CPA® REITs	3,564	(744)	4,308	10,400	(169)	10,569
Other income and (expenses)	57	102	(45)	80	297	(217)

	3,922	(248)	4,170	11,320	1,255	10,065

Income from continuing operations before income taxes	10,525	11,092	(567)	44,742	32,101	12,641
Provision for income taxes	(3,253)	(5,606)	2,353	(13,911)	(14,811)	900

Net income from investment management	7,272	5,486	1,786	30,831	17,290	13,541
Add: Net loss attributable to noncontrolling interests	564	592	(28)	1,778	1,785	(7)
Less: Net income attributable to redeemable noncontrolling interests	(106)	(1,019)	913	(698)	(1,357)	659

Net income from investment management attributable to W. P. Carey members	$7,730	$5,059	$2,671	$31,911	$17,718	$14,193

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
For the three months ended September 30, 2010 as compared to the same period in 2009, asset management revenue increased by $0.1 million, primarily due to an increase in revenue of $0.7 million from CPA®:17 — Global as a result of new investments entered into during 2009 and 2010, substantially offset by a decrease in revenue of $0.6 million from the CPA® REITs as a result of the decline in the annual estimated net asset valuations of the CPA® REITs as of December 31, 2009 as described below.
For the nine months ended September 30, 2010 as compared to the same period in 2009, asset management revenue decreased by $0.3 million, primarily due to a reduction in revenue of $2.2 million from the CPA® REITs as a result of a decline in the annual estimated net asset valuations of the CPA® REITs as of December 31, 2009, partially offset by an increase in revenue of $1.9 million from CPA®:17 — Global as a result of new investments entered into during 2009 and 2010.
W. P. Carey 9/30/2010 10-Q — 27

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
For the three months ended September 30, 2010 as compared to the same period in 2009, structuring revenue decreased by $4.8 million, primarily due to lower investment volume in the current year period. We structured real estate investments on behalf of the CPA® REITs totaling $12.7 million for the three months ended September 30, 2010, compared to $121.1 million in the same prior year period.
For the nine months ended September 30, 2010 as compared to the same period in 2009, structuring revenue increased by $4.4 million, primarily due to higher investment volume in the current year-to-date period. We structured real estate investments on behalf of the CPA® REITs totaling $452.9 million during the nine months ended September 30, 2010, compared to $355.4 million in the same prior year period. Investments structured on behalf of the CPA® REITs in 2009 included the $233.7 million New York Times Company transaction entered into in March 2009, inclusive of our $40.0 million interest.
Reimbursed and Reimbursable Costs
Reimbursed costs from affiliates (revenue) and reimbursable costs (expenses) represent costs incurred by us on behalf of the CPA® REITs, consisting primarily of broker-dealer commissions and marketing and personnel costs, which are reimbursed by the CPA® REITs. Revenue from reimbursed costs from affiliates is offset by corresponding charges to reimbursable costs and therefore has no impact on our results of operations.
For the three and nine months ended September 30, 2010 as compared to the same periods in 2009, reimbursed and reimbursable costs increased by $2.4 million and $12.6 million, respectively, primarily due to a higher level of commissions paid to broker-dealers related to CPA®:17 — Global’s initial public offering as funds raised in the current year periods were higher than in the same periods in 2009.
General and Administrative
For the three months ended September 30, 2010 as compared to the same period in 2009, general and administrative expenses increased by $0.4 million, primarily due to an increase in underwriting costs in connection with CPA®:17 — Global’s initial public offering. Underwriting costs related to CPA®:17 — Global’s offering are generally offset by wholesaling revenue, which we earn based on the number of shares of CPA®:17 — Global sold.
For the nine months ended September 30, 2010 as compared to the same period in 2009, general and administrative expenses increased by $2.9 million, primarily due to increases in underwriting costs in connection with CPA®:17 — Global’s initial public offering of $2.1 million as described above and compensation-related costs of $1.3 million. These increases were partially offset by a decrease in professional fees of $0.6 million. Compensation-related costs were higher in the current year period primarily due to an increase in commissions to investment officers and expected bonus payout for the current year as a result of the higher investment volume during the current year period totaling $2.4 million, partially offset by a $0.6 million decrease in severance costs for former employees and a $0.9 million decrease in stock-based compensation expense due to the resignation of a senior officer during the third quarter of 2010. Professional fees in the prior year period included transaction-related costs of $1.0 million incurred during the first quarter of 2009 in connection with our consolidated subsidiary, Carey Storage, exchanging a 60% interest in its self-storage portfolio to a third party for cash proceeds of $21.9 million plus a commitment to invest up to a further $8.1 million of equity.
W. P. Carey 9/30/2010 10-Q — 28

Income (Loss) from Equity Investments in CPA® REITs
Income or loss from equity investments in CPA® REITs represents our proportionate share of net income or loss (revenues less expenses) from our investments in the CPA® REITs in which, because of the shares we elect to receive from them for revenue due to us, we have a noncontrolling interest but exercise significant influence. The net income of the CPA® REITs fluctuates based on the timing of transactions, such as new leases and property sales, as well as the level of impairment charges.
For the three and nine months ended September 30, 2010, we recognized income from equity investments in CPA® REITs of $3.6 million and $10.4 million, respectively, compared to losses of $0.7 million and $0.2 million during the same periods in 2009, respectively, primarily due to lower impairment charges recognized by the CPA® REITs in the current year periods, which are estimated to total approximately $16.6 million and $54.1 million during the three months ended September 30, 2010 and 2009, respectively, and $27.7 million and $108.7 million during the nine months ended September 30, 2010 and 2009, respectively. In addition, CPA®:14’s results of operations during the nine months ended September 30, 2010 included a gain on extinguishment of debt of $11.4 million and a gain on deconsolidation of a subsidiary of $12.9 million. CPA®:15’s results of operations during the three and nine months ended September 30, 2010 also included a gain on deconsolidation of a subsidiary of $12.8 million. For CPA®:17 — Global, we receive up to 10% of distributions of available cash from its operating partnership. For the three and nine months ended September 30, 2010, we received $1.7 million and $3.4 million, respectively, in cash under this provision. For the nine months ended September 30, 2009, we received cash of $0.6 million. We did not receive any cash for the three months ended September 30, 2009.
Provision for Income Taxes
For the three and nine months ended September 30, 2010 as compared to the same periods in 2009, provision for income taxes decreased by $2.4 million and $0.9 million, respectively, primarily due to reductions in both tax-generating intercompany transactions and the amount of shares in the CPA® REITs that we hold in taxable subsidiaries.
Net Income from Investment Management Attributable to W. P. Carey Members
For the three and nine months ended September 30, 2010 as compared to the same period in 2009, the resulting net income from investment management attributable to W. P. Carey members increased by $2.7 million and $14.2 million, respectively.
Real Estate Ownership (in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	Change	2010	2009	Change
Revenues
Lease revenues	$16,203	$15,573	$630	$48,047	$46,732	$1,315
Other real estate income	4,656	3,657	999	13,228	11,427	1,801

	20,859	19,230	1,629	61,275	58,159	3,116

Operating Expenses
Depreciation and amortization	(4,911)	(4,314)	(597)	(14,569)	(14,037)	(532)
Property expenses	(3,220)	(1,903)	(1,317)	(7,848)	(5,247)	(2,601)
General and administrative	(400)	(982)	582	(3,115)	(3,756)	641
Other real estate expenses	(1,987)	(1,758)	(229)	(5,575)	(5,596)	21
Impairment charges	(481)	—	(481)	(2,749)	(900)	(1,849)

	(10,999)	(8,957)	(2,042)	(33,856)	(29,536)	(4,320)

Other Income and Expenses
Other interest income	28	82	(54)	98	172	(74)
Income from equity investments in real estate	2,502	3,667	(1,165)	12,446	10,035	2,411
Other income and (expenses)	1,127	149	978	482	3,235	(2,753)
Interest expense	(4,298)	(3,786)	(512)	(11,774)	(11,245)	(529)

	(641)	112	(753)	1,252	2,197	(945)

Income from continuing operations before income taxes	9,219	10,385	(1,166)	28,671	30,820	(2,149)
Provision for income taxes	(124)	(412)	288	(329)	(1,127)	798

Income from continuing operations	9,095	9,973	(878)	28,342	29,693	(1,351)
Income (loss) from discontinued operations	4	(1,275)	1,279	(4,779)	(148)	(4,631)

Net income from real estate ownership	9,099	8,698	401	23,563	29,545	(5,982)
Less: Net income attributable to noncontrolling interests	(483)	(406)	(77)	(1,283)	(1,226)	(57)

Net income from real estate ownership attributable to W. P. Carey members	$8,616	$8,292	$324	$22,280	$28,319	$(6,039)

W. P. Carey 9/30/2010 10-Q — 29

The following table presents the components of our lease revenues (in thousands):

	Nine months ended September 30,
	2010	2009
Rental income	$40,402	$38,796
Interest income from direct financing leases	7,645	7,936

	$48,047	$46,732

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Nine months ended September 30,
	2010	2009
CheckFree Holdings, Inc. (a)	$3,813	$3,714
The American Bottling Company	3,292	3,445
Bouygues Telecom, S.A. (a) (b) (c)	2,985	4,712
Orbital Sciences Corporation (d)	2,783	2,078
JP Morgan Chase Bank, N.A. (e)	2,482	—
Titan Corporation	2,185	2,185
AutoZone, Inc.	1,666	1,658
Omnicom Group Inc. (f)	1,518	939
Unisource Worldwide, Inc. (g)	1,442	1,252
Quebecor Printing, Inc.	1,437	1,445
Sybron Dental Specialties Inc.	1,364	1,466
Jarden Corporation	1,210	1,210
BE Aerospace, Inc.	1,181	1,181
CSS Industries, Inc.	1,177	1,177
Eagle Hardware & Garden, a subsidiary of Lowe’s Companies	1,169	1,169
Career Education Corporation	1,126	1,126
Sprint Spectrum, L.P.	1,068	1,068
Enviro Works, Inc. (c)	948	1,084
Other (a)(b)	15,201	15,823

	$48,047	$46,732

(a)	These revenues are generated in consolidated ventures, generally with our affiliates, and on a combined basis, include lease revenues applicable to noncontrolling interests totaling $2.8 million and $2.7 million for the nine months ended September 30, 2010 and 2009, respectively.

(b)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the nine months ended September 30, 2010 strengthened by approximately 4% in comparison to 2009, resulting in a negative impact on lease revenues for our Euro-denominated investments in 2010.

(c)	Decrease was due to lease restructuring in 2009.

(d)	Increase was due to an expansion at this facility completed in January 2010.

(e)	We acquired this investment in February 2010, which we funded with the escrowed proceeds from the sale of a property in December 2009 in an exchange transaction under Section 1031 of the Code.

(f)	Increase reflects the accelerated amortization of below-market rent intangibles as a result of tenant not renewing its lease with us.

(g)	Increase was due to rent increase as a result of a lease renewal in October 2009.

W. P. Carey 9/30/2010 10-Q — 30

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these ventures. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (dollars in thousands):

	Ownership Interest	Nine months ended September 30,
Lessee	at September 30, 2010	2010	2009
The New York Times Company (a)	18%	$19,985	$15,034
Carrefour France, SAS (b)	46%	14,823	15,923
Federal Express Corporation	40%	5,328	5,270
Medica — France, S.A. (b)	46%	4,811	5,169
Schuler A.G. (b)	33%	4,602	4,821
Information Resources, Inc.	33%	3,389	3,729
U. S. Airways Group, Inc.	75%	3,316	3,251
Amylin Pharmaceuticals, Inc. (c)	50%	3,020	2,541
Hologic, Inc.	36%	2,646	2,505
Consolidated Systems, Inc.	60%	1,373	1,373
Childtime Childcare, Inc.	34%	981	1,000
The Retail Distribution Group (d)	40%	206	754

		$64,480	$61,370

(a)	We acquired our interest in this investment in March 2009.

(b)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the nine months ended September 30, 2010 strengthened by approximately 4% in comparison to 2009, resulting in a negative impact on lease revenues for our Euro-denominated investments in 2010.

(c)	The increase was due to a CPI-based (or equivalent) rent increase and lease restructuring.

(d)	In March 2010, this venture completed the sale of this property. We have no further economic interest in this venture.
The above table does not reflect our share of interest income from our 5% interest in a venture that acquired a note receivable in April 2007. The venture recognized interest income of $19.5 million and $19.9 million for the nine months ended September 30, 2010 and 2009, respectively. This amount represents total amount attributable to the entire venture, not our proportionate share, and is subject to fluctuations in the exchange rate of the Euro.
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
For the three and nine months ended September 30, 2010 as compared to the same periods in 2009, lease revenues increased by $0.6 million and $1.3 million, respectively, primarily due to increases in lease revenues of $1.7 million and $3.7 million, respectively, as a result of investments we entered into and an expansion we placed into service during 2010. These increases were partially offset by the impact of recent activity, including lease restructurings, lease expirations and property sales, which resulted in reductions to lease revenues of $1.0 million and $2.6 million, respectively.
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
For the three and nine months ended September 30, 2010 as compared to the same periods in 2009, other real estate income increased by $1.0 million and $1.8 million, respectively, primarily due to increases in reimbursable tenant costs of $0.7 million and $2.1 million, respectively, as well as income of $0.4 million from the seven properties that Carey Storage acquired in the third quarter of 2010. In addition, other real estate income for the nine months ended September 30, 2010 included $0.4 million in reimbursements from tenants for property expenses we paid in prior years. The increases in other real estate income for the nine months ended September 30, 2010 were partially offset by a decrease in lease termination income of $1.1 million. Reimbursable tenant costs are recorded as both revenue and expenses and therefore have no impact on our results of operations.
W. P. Carey 9/30/2010 10-Q — 31

Depreciation and Amortization
For the three and nine months ended September 30, 2010 as compared to the same periods in 2009, depreciation and amortization increased by $0.6 million and $0.5 million, respectively, primarily due to depreciation and amortization of $0.7 million and $1.5 million, respectively, related to investments we entered into and an expansion we placed into service during 2010. The increase in the nine month period was partially offset by a $1.0 million write-off of intangible assets as a result of a lease termination in June 2009, resulting in higher amortization in 2009.
Property Expenses
For the three and nine months ended September 30, 2010 as compared to the same periods in 2009, property expenses increased by $1.3 million and $2.6 million, respectively, primarily due to increases in reimbursable tenant costs of $0.7 million and $2.1 million, respectively. Property expenses also increased as a result of two tenants vacating properties during 2010.
Impairment Charges
For the three months ended September 30, 2010, we recorded an impairment charge of $0.5 million. For the nine months ended September 30, 2010 and 2009, we recorded impairment charges totaling $2.7 million and $0.9 million, respectively. The table below summarizes the impairment charges recorded for both continuing and discontinued operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Lessee	2010	2009	2010	2009	Triggering Events
Penberthy Inc.	$481	$—	$481	$—	Tenant not renewing lease; potential sale
Sam’s East Inc.	—	—	2,268	—	Potential sale
Winn-Dixie Montgomery, Inc.	—	—	—	900	Tenant vacated; potential sale

Impairment charges from continuing operations	$481	$—	$2,749	$900

Affiliated Foods Southwest, Inc.	$—	$400	$308	$1,200	Properties sold or contracted for sale for less than carrying value
PPD Development, L.P.	—	—	5,561	—	Properties sold for less than carrying value
Vertafore Inc.	—	1,990	—	1,990	Property sold for less than carrying value
Tranco Logistics LLC	—	—	—	580	Property sold for less than carrying value

Impairment charges from discontinued operations	$—	$2,390	$5,869	$3,770

Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income or loss (revenue less expenses) from investments entered into with affiliates or third parties in which we have a noncontrolling interest but over which we exercise significant influence.
For the three months ended September 30, 2010 as compared to the same period in 2009, income from equity investments in real estate decreased by $1.2 million primarily due to an other-than-temporary impairment charge of $1.4 million recognized during the third quarter of 2010 on the Schuler venture to reflect the decline in the estimated fair value of the venture’s underlying net assets in comparison with the carrying value of our interest in the venture.
For the nine months ended September 30, 2010 as compared to the same period in 2009, income from equity investments in real estate increased by $2.4 million, primarily due to a $2.5 million gain recognized by us in connection with a venture, Retail Distribution, selling its property in March 2010, as well as an increase of $0.5 million in income from the Amylin venture as a result of its purchase accounting adjustment becoming fully amortized and higher rental income recognized by the venture in connection with a lease restructuring in 2009. In addition, higher foreign taxes incurred in 2009 on our international ventures resulted in a $0.5 million increase in income in 2010 and income earned from our investment in The New York Times transaction completed in March 2009 contributed another $0.2 million increase to income. These increases were partially offset by the other-than-temporary impairment charge of $1.4 million recognized during the third quarter of 2010 on the Schuler venture described above.
W. P. Carey 9/30/2010 10-Q — 32

Other Income and (Expenses)
Other income and (expenses) generally consists of gains and losses on foreign currency transactions and derivative instruments as well as the Investor’s profit-sharing interest in income or losses from Carey Storage. We and certain of our foreign consolidated subsidiaries have intercompany debt and/or advances that are not denominated in the entity’s functional currency. When the intercompany debt or accrued interest thereon is remeasured against the functional currency of the entity, a gain or loss may result. For intercompany transactions that are of a long-term investment nature, the gain or loss is recognized as a cumulative translation adjustment in other comprehensive income. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments.
For the three months ended September 30, 2010 as compared to the same period in 2009, other income and (expenses) increased by $1.0 million, primarily due to the Investor’s profit-sharing interest in the loss from Carey Storage of $0.4 million during the third quarter of 2010, compared to income of $0.1 million in the same prior year period. In addition, net realized and unrealized gains recognized on foreign currency transactions increased by $0.4 million as a result of changes in foreign currency exchange rates on notes receivable from international subsidiaries.
For the nine months ended September 30, 2010 as compared to the same period in 2009, other income and (expenses) decreased by $2.8 million, primarily due to a $7.0 million gain recognized by Carey Storage on the repayment of the $35.0 million outstanding balance on its secured credit facility for $28.0 million in January 2009, partially offset by the Investor’s profit-sharing interest in the gain totaling $4.2 million. In addition, we recognized net realized and unrealized losses on foreign currency transactions of $0.4 million during the current year period compared to net gains of $0.3 million in the same prior year period. These gains and losses were partially offset by the Investor’s profit-sharing interest in the loss from Carey Storage of $0.8 million during the current year-to-date period.
Income (Loss) from Discontinued Operations
For the nine months ended September 30, 2010, we recognized losses from discontinued operations of $4.8 million, primarily due to impairment charges recognized on properties sold or held for sale of $5.9 million, to reduce the carrying values of these properties to their contracted selling prices, partially offset by income generated from the operations of discontinued properties of $0.6 million and net gains on the sales of these properties of $0.5 million.
For the three and nine months ended September 30, 2009, we recognized losses from discontinued operations of $1.3 million and $0.1 million, respectively, which primarily consisted of impairment charges of $2.4 million and $3.8 million, respectively, recognized on properties sold or being marketed for sale, partially offset by income generated from the operations of discontinued properties of $1.1 million and $3.3 million, respectively.
Net Income from Real Estate Ownership Attributable to W. P. Carey Members
For the three months ended September 30, 2010 as compared to the same period in 2009, the resulting net income from real estate ownership attributable to W. P. Carey members increased by $0.3 million.
For the nine months ended September 30, 2010 as compared to the same period in 2009, the resulting net income from real estate ownership attributable to W. P. Carey members decreased by $6.0 million.
W. P. Carey 9/30/2010 10-Q — 33

Financial Condition
Sources and Uses of Cash During the Period
Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the nature and timing of receipts of transaction-related and performance revenue, the performance of the CPA® REITs relative to their performance criteria, the timing of purchases and sales of real estate, the timing of proceeds from non-recourse mortgage loans and receipt of lease revenue, the timing and characterization of distributions from equity investments in real estate and the CPA® REITs, the timing of certain payments, and the receipt of the annual installment of deferred acquisition revenue and interest thereon in the first quarter from certain of the CPA® REITs, and changes in foreign currency exchange rates. Despite this fluctuation, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans, unused capacity on our line of credit and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.
Operating Activities
Cash flow from operating activities increased in the nine months ended September 30, 2010 as compared to the prior year period. Increases in net income, which were driven primarily by revenues earned in connection with higher investment volume on behalf of the CPA® REITs, were partially offset by lower cash flow in our real estate ownership segment and a decline in the amount of deferred acquisition revenue received.
During the nine months ended September 30, 2010, we received revenue of $30.3 million in cash from providing asset-based management services to the CPA® REITs as compared to $27.9 million in the 2009 period. This amount does not include revenue received from the CPA® REITs in the form of shares of their restricted common stock rather than cash (see below). During the current year period, we received revenue of $11.6 million in connection with structuring investments and debt refinancing on behalf of the CPA® REITs as compared to $9.2 million in the comparable prior year period. Deferred acquisition revenue received was lower during the nine months ended September 30, 2010 as compared to the same period in 2009, primarily due to a shift in the timing of when deferred acquisition revenue is received and lower investment volume by the CPA® REITs in prior year periods. For CPA®:14, CPA®:15 and CPA®:16 — Global, we receive deferred acquisition revenue in annual installments each January. For CPA®:17 — Global, such revenue is received annually based on the quarter that a transaction is completed. This change for CPA®:17 — Global has the effect of spreading the revenue received throughout the year as compared to receiving all deferred revenue in January.
During the nine months ended September 30, 2010, our real estate ownership segment provided cash flows (contractual lease revenues, net of property-level debt service) of approximately $32.3 million, which represents a decrease of $6.5 million from the 2009 period, primarily due to lower contractual lease revenues received in the current period as a result of recent activity, including lease restructurings, lease expirations and property sales.
In 2010, we elected to continue to receive all performance revenue from CPA®:16 — Global as well as asset management revenue from CPA®:17 — Global in restricted shares of their common stock rather than cash, while for CPA®:14 and CPA®:15, we elected to receive 80% of all performance revenue in their restricted shares, with the remaining 20% payable in cash.
In addition to cash flow from operating activities, we may use the following sources to fund distributions to shareholders: distributions received from equity investments in excess of equity income, net contributions from noncontrolling interests, borrowings under our line of credit and existing cash resources.
Investing Activities
Our investing activities are generally comprised of real estate related transactions (purchases and sales) and capitalized property related costs. During the nine months ended September 30, 2010, we used $93.1 million to acquire several investments, including $47.6 million for a domestic investment, $27.2 million for an investment in Spain and $18.3 million for Carey Storage’s investments in seven self-storage properties. We funded the domestic investment with $36.1 million from the escrowed proceeds of a sale of a property in December 2009 in an exchange transaction under Section 1031 of the Code as well as $11.5 million from our line of credit. In connection with the Spain investment, we paid foreign valued-added taxes of $4.2 million, which we expect to recover in the future. Cash inflows during this period included $10.0 million in distributions from equity investments in real estate and the CPA® REITs in excess of cumulative equity income, inclusive of distributions of $3.6 million received from the Retail Distribution venture in connection with the sale of its property as well as proceeds of $14.6 million from the sale of six properties.
Financing Activities
During the nine months ended September 30, 2010, we paid distributions to shareholders of $72.6 million, inclusive of a special distribution of $0.30 per share, or $11.8 million, that was paid in January 2010 to shareholders of record at December 31, 2009, and paid distributions of $2.7 million to affiliates who hold noncontrolling interests in various entities with us and an Investor who holds a profit-sharing interest in Carey Storage. We also made scheduled mortgage principal payments of $12.2 million and received mortgage loan proceeds totaling $52.8 million, including $35.0 million obtained for an investment we entered into in February 2010, $11.5 million obtained in connection with Carey Storage’s investment in the six self-storage facilities in the third quarter of 2010, $4.7 million obtained as a result of refinancing a maturing non-recourse mortgage loan and an additional $1.6 million obtained by Carey Storage that is secured by individual mortgages on, and cross-collateralized by, four properties in the Carey Storage portfolio. Borrowings under our line of credit increased overall by $30.8 million since December 31, 2009 and were comprised of gross borrowings of $83.3 million and repayments of $52.5 million. Borrowings under our line of credit were used primarily to finance our portion of the investments we acquired in 2010 and to fund distributions to shareholders. In addition, we received contributions of $15.1 million from holders of noncontrolling interests and a profit-sharing interest, including the $9.9 million received in connection with the investment in Spain and $3.7 million received in connection with the self-storage investments.
W. P. Carey 9/30/2010 10-Q — 34

Summary of Financing
The table below summarizes our non-recourse long-term debt and credit facility (dollars in thousands):

	September 30, 2010	December 31, 2009
Balance
Fixed rate	$142,767	$147,060
Variable rate (a)	253,127	179,270

	$395,894	$326,330

Percent of total debt
Fixed rate	36%	45%
Variable rate (a)	64%	55%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	6.1%	6.2%
Variable rate (a)	3.1%	2.9%

(a)	Variable rate debt at September 30, 2010 included (i) $141.8 million outstanding under our line of credit, (ii) $48.4 million that has been effectively converted to fixed rates through interest rate swap derivative instruments and (iii) $57.9 million in mortgage loan obligations that bore interest at fixed rates but have interest rate reset features that may change the interest rates to then-prevailing market fixed rates (subject to specified caps) at certain points during their term.
Cash Resources
At September 30, 2010, our cash resources consisted of the following:
•	Cash and cash equivalents totaling $46.3 million. Of this amount, $6.2 million, at then-current exchange rates, was held in foreign bank accounts, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts;
•	A line of credit with unused capacity of $108.3 million. Our lender has issued letters of credit totaling $6.8 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under this facility; and
•	We also had unleveraged properties that had an aggregate carrying value of $262.7 million, although given the current economic environment, there can be no assurance that we would be able to obtain financing for these properties.
Our cash resources can be used for working capital needs and other commitments and may be used for future investments. We continue to evaluate financing options, such as obtaining non-recourse financing on our unleveraged properties. Any financing obtained may be used for working capital objectives and/or may be used to pay down existing debt balances.
A summary of our unsecured credit facility is provided below (in thousands):

	September 30, 2010		December 31, 2009
	Outstanding	Maximum	Outstanding	Maximum
	Balance	Available	Balance	Available
Line of credit	$141,750	$250,000	$111,000	$250,000
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
The line of credit provides for an annual interest rate, at our election, of either (i) LIBOR plus a spread that ranges from 75 to 120 basis points depending on our leverage or (ii) the greater of the lender’s prime rate and the Federal Funds Effective Rate plus 50 basis points. At September 30, 2010, the average interest rate on advances under the line of credit was 1.2%. In addition, we pay an annual fee ranging between 12.5 and 20 basis points of the unused portion of the line of credit, depending on our leverage ratio. Based on our leverage ratio at September 30, 2010, we paid interest at LIBOR plus 90 basis points and paid 15 basis points on the unused portion of the line of credit. The line of credit has financial covenants that among other things require us to maintain a minimum equity value, restrict the amount of distributions we can pay and require us to meet or exceed certain operating and coverage ratios. We were in compliance with these covenants at September 30, 2010.
W. P. Carey 9/30/2010 10-Q — 35

Cash Requirements
During the next twelve months, we expect that cash payments will include paying distributions to our shareholders and to our affiliates who hold noncontrolling interests in entities we control and making scheduled mortgage loan principal payments, including mortgage balloon payments totaling $27.3 million, as well as other normal recurring operating expenses. Additionally, as described above, our line of credit matures in June 2011, but it can be extended for an additional year pursuant to its terms, if necessary.
We expect to fund future investments, any capital expenditures on existing properties and scheduled debt maturities on non-recourse mortgage loans through cash generated from operations, the use of our cash reserves or unused amounts on our line of credit.
Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at September 30, 2010 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Non-recourse debt — Principal	$254,144	$35,003	$41,942	$24,443	$152,756
Line of credit — Principal	141,750	141,750	—	—	—
Interest on borrowings (a)	81,191	15,519	23,676	20,245	21,751
Operating and other lease commitments (b)	11,083	1,045	2,078	2,018	5,942
Property improvement commitments	127	127	—	—	—
Other commitments (c)	53	53	—	—	—

	$488,348	$193,497	$67,696	$46,706	$180,449

(a)	Interest on un-hedged variable rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at September 30, 2010.

(b)	Operating and other lease commitments consist primarily of the total minimum rents payable on the lease for our principal offices. We are reimbursed by affiliates for their share of the future minimum rents under an office cost-sharing agreement. These amounts are allocated among the entities based on gross revenues and are adjusted quarterly. The table above excludes the rental obligation under a ground lease of a venture in which we own a 46% interest. Our share of this obligation totals approximately $2.9 million over the lease term through January 2063.

(c)	Represents a commitment to contribute capital to an investment in India.
Amounts in the table above related to our foreign operations are based on the exchange rate of the Euro at September 30, 2010. At September 30, 2010, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
W. P. Carey 9/30/2010 10-Q — 36

We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. Generally, the underlying investments are jointly owned with our affiliates. Summarized financial information for these ventures and our ownership interest in the ventures at September 30, 2010 is presented below. Summarized financial information provided represents the total amounts attributable to the ventures and does not represent our proportionate share (dollars in thousands):

	Ownership Interest		Total Third
Lessee	at September 30, 2010	Total Assets	Party Debt	Maturity Date
Federal Express Corporation	40%	$42,915	$39,336	1/2011
Information Resources, Inc.	33%	46,747	21,379	1/2011
Childtime Childcare, Inc.	34%	9,426	6,316	1/2011
U. S. Airways Group, Inc.	75%	29,923	18,439	4/2014
The New York Times Company	18%	240,902	117,317	9/2014
Carrefour France, SAS (a)	46%	142,276	107,987	12/2014
Consolidated Systems, Inc.	60%	16,813	11,413	11/2016
Amylin Pharmaceuticals, Inc. (b)	50%	54,781	70,644	7/2017
Medica — France, S.A. (a)	46%	46,544	37,839	10/2017
Hologic, Inc.	36%	26,805	14,320	5/2023
Schuler A.G. (a)	33%	70,305	—	N/A

		$727,437	$444,990

(a)	Dollar amounts shown are based on the exchange rate of the Euro at September 30, 2010.

(b)	In 2007, this venture refinanced its existing non-recourse mortgage debt with new non-recourse financing of $35.4 million based on the appraised value of the underlying real estate of the venture and distributed the proceeds to the venture partners.
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
W. P. Carey 9/30/2010 10-Q — 37

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
We do not generally use derivative instruments to manage foreign currency exchange rate exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes.
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
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period, and interest rate caps limit the effective borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. We estimate that the fair value of our interest rate swaps, which is included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was a net liability of $2.9 million at September 30, 2010.
At September 30, 2010, a significant portion (approximately 62%) of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The estimated fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed rate debt at September 30, 2010 ranged from 4.9% to 7.8%. The annual interest rates on our variable rate debt at September 30, 2010 ranged from 1.2% to 7.3%. Our debt obligations are more fully described under Financial Condition in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at September 30, 2010 (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total	Fair value
Fixed rate debt	$1,297	$26,285	$31,859	$2,767	$2,582	$77,977	$142,767	$138,876
Variable rate debt	$5,810	$145,139	$3,458	$3,619	$3,810	$91,291	$253,127	$252,070
The estimated fair value of our fixed rate debt and our variable rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or caps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at September 30, 2010 by an aggregate increase of $13.4 million or an aggregate decrease of $12.7 million, respectively. Annual interest expense on our unhedged variable rate debt that does not bear interest at fixed rates at September 30, 2010 would increase or decrease by $1.5 million for each respective 1% change in annual interest rates. As more fully described under Financial Condition — Summary of Financing in Item 2 above, a portion of the debt classified as variable rate debt in the tables above bore interest at fixed rates at September 30, 2010 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. Such debt is generally not subject to short-term fluctuations in interest rates.
W. P. Carey 9/30/2010 10-Q — 38

Foreign Currency Exchange Rate Risk
We own investments in the European Union and as a result are subject to risk from the effects of exchange rate movements, primarily in the Euro, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligations to the lender and the tenant’s rental obligations to us in the same currency. We are generally a net receiver of the foreign currency (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the Euro. For the nine months ended September 30, 2010, we recognized net realized and unrealized foreign currency transaction losses of $0.2 million and $0.1 million, respectively. These losses are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the Euro on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
Through the date of this Report, we had not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained non-recourse mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency rates.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2010, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2010 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 6. Exhibits
The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
10.1	Advisory Agreement dated September 15, 2010, between Carey Watermark Investors Incorporated, CWI OP, LP, and Carey Lodging Advisors, LLC

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from W. P. Carey & Co. LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, (ii) Consolidated Statements of Income for the three months and nine months ended September 30, 2010 and 2009, (iii) Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, and (v) Notes to Consolidated Financial Statements.*

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
W. P. Carey 9/30/2010 10-Q — 39

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W. P. Carey & Co. LLC

Date: 11/5/2010	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris Managing Director and Chief Financial Officer (Principal Financial Officer)

Date: 11/5/2010	By:	/s/ Thomas J. Ridings, Jr.
Thomas J. Ridings, Jr. Executive Director and Chief Accounting Officer (Principal Accounting Officer)
W. P. Carey 9/30/2010 10-Q — 40

EXHIBIT INDEX
The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
10.1	Advisory Agreement dated September 15, 2010, between Carey Watermark Investors Incorporated, CWI OP, LP, and Carey Lodging Advisors, LLC

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from W. P. Carey & Co. LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, (ii) Consolidated Statements of Income for the three months and nine months ended September 30, 2010 and 2009, (iii) Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, and (v) Notes to Consolidated Financial Statements.*

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
W. P. Carey 9/30/2010 10-Q — 41