Form 10-K
period 2010-12-31
CAREY W P & CO LLC
filed 2011-02-25
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Investor Relations (212) 492-8920
(212) 492-1100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Listed Shares, No Par Value	New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2010, the aggregate market value of the registrants’ Listed Shares held by non-affiliates was $743.6 million.
As of February 14, 2011, there are 39,505,273 Listed Shares of registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2011 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

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
W. P. Carey 2010 10-K — 1

PART I

Item 1.	Business.
(a) General Development of Business
Overview:
W. P. Carey & Co. LLC (“W. P. Carey” and, together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) provides long-term sale-leaseback and build-to-suit transactions for companies worldwide and manages a global investment portfolio. We invest primarily in commercial properties domestically and internationally that are each triple-net leased to single corporate tenants, which requires each tenant to pay substantially all of the costs associated with operating and maintaining the property. We also earn revenue as the advisor to publicly owned, non-actively traded real estate investment trusts (“REITs”), which are sponsored by us under the Corporate Property Associates brand name (the “CPA® REITs”) and that invest in similar properties. We are currently the advisor to the following CPA® REITs: Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 15 Incorporated (“CPA®:15”), Corporate Property Associates 16 — Global Incorporated (“CPA®:16 — Global”) and Corporate Property Associates 17 — Global Incorporated (“CPA®:17 — Global”).
We are also the advisor to Carey Watermark Investors Incorporated (“Carey Watermark”), which we formed in March 2008 for the purpose of acquiring interests in lodging and lodging-related properties. A registration statement to sell up to $1.0 billion of common stock of Carey Watermark was declared effective by the Securities and Exchange Commission (the “SEC”) in September 2010. We are currently fundraising for Carey Watermark, however Carey Watermark has had no investments or significant operating activity as of the date of this Report.
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
Under the advisory agreements with the CPA® REITs, we manage the CPA® REITs’ portfolios of real estate investments, for which we earn asset-based management and performance revenue, and we structure and negotiate investments and debt placement transactions for them, for which we earn structuring revenue. We also receive a percentage of distributions of available cash from CPA®:17 — Global’s operating partnership. In addition, we earn incentive and disposition revenue and receive other compensation in connection with providing liquidity alternatives to CPA® REIT shareholders. The CPA® REITs also reimburse us for certain costs, primarily broker-dealer commissions paid on their behalf and marketing and personnel costs. As a result of electing to receive certain payments for services in shares, we also hold ownership interests in the CPA® REITs.
We were formed as a limited liability company under the laws of Delaware on July 15, 1996. We commenced operations on January 1, 1998 by combining the limited partnership interests of nine CPA® partnerships, at which time we listed on the New York Stock Exchange under the symbol “WPC.” As a limited liability company, we are not subject to federal income taxation as long as we satisfy certain requirements relating to our operations and pass through any tax liabilities or benefits to our shareholders; however, certain of our subsidiaries are engaged in investment management operations and are subject to United States (“U.S.”) federal, state and local income taxes, and some of our subsidiaries may also be subject to foreign taxes.
Our principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020, and our telephone number is (212) 492-1100. At December 31, 2010, we employed 170 individuals through our wholly-owned subsidiaries.
Significant Developments during 2010 include:
Acquisition Activity — During 2010, we structured investments on behalf of the CPA® REITs totaling $1.0 billion and entered into several investments for our owned real estate portfolio totaling $76.8 million. International investments comprised 43% of these investments. Amounts are based on the exchange rate of the foreign currency at the date of acquisition, as applicable.
Fundraising Activities — Since beginning fundraising for CPA®:17 — Global in December 2007, we have raised more than $1.4 billion on its behalf through the date of this Report. Included in this amount is $593.1 million that we raised during 2010 and $84.8 million that we have raised so far in 2011 through the date of this Report. We earn a wholesaling fee of up to $0.15 per share sold, which we use, along with any retained portion of selected dealer revenue, to cover underwriting costs incurred in connection with CPA®:17 — Global’s offering and are reimbursed for marketing and personnel costs incurred in raising capital on behalf of CPA®:17 — Global, subject to certain limitations.
W. P. Carey 2010 10-K — 2

CPA®:17 — Global has filed a registration statement with the SEC for a possible continuous public offering of up to an additional $1.0 billion of common stock, which we currently expect will commence after the initial public offering terminates. We refer to the possible public offering as the “follow-on offering.” There can be no assurance that CPA®:17 — Global will actually commence the follow-on offering or successfully sell the full number of shares registered. The initial public offering for CPA®:17 — Global will terminate on the earlier of the date on which the registration statement for the follow-on offering becomes effective or May 2, 2011.
Financing Activity — During 2010, we obtained mortgage financing totaling $626.1 million on behalf of the CPA® REITs and $70.3 million for our owned real estate portfolio, including financing for new transactions and refinancing of maturing debt. Amounts are based on the exchange rate of the foreign currency at the date of financing, as applicable.
Impairment Charges — During 2010, we recorded impairment charges on our owned portfolio totaling $15.4 million. We currently estimate that the CPA® REITs will record impairment charges aggregating approximately $40.7 million of which our proportionate share is $3.0 million for 2010. Our cash distributions from the CPA® REITs are not affected by the impairment charges recognized by them.
Proposed Merger of Affiliates — On December 13, 2010, two of the CPA® REITs we manage, CPA®:14 and CPA®:16 — Global, entered into a definitive agreement pursuant to which CPA®:14 will merge with and into a subsidiary of CPA®:16 — Global, subject to the approval of the shareholders of CPA®:14 (the “Proposed Merger”). In connection with this Proposed Merger, CPA®:16 — Global filed a registration statement with the SEC, which has not been declared effective by the SEC as of the date of this Report. Special shareholder meetings for both CPA®:14 and CPA®:16 — Global are currently expected to be scheduled during the first half of 2011 to obtain CPA®:14 shareholder approval of the Proposed Merger and the alternate merger described below, and CPA®:16 — Global shareholder approval of the alternate merger, the UPREIT reorganization described below, and a charter amendment to increase the number of authorized shares of CPA®:16 — Global in order to ensure that it will have sufficient shares to issue in the Proposed Merger. The alternate merger is intended to provide an alternate tax-efficient transaction if the amount of cash to be received by CPA®:14 shareholders in the Proposed Merger could cause the Proposed Merger to be a taxable transaction. The closing of the Proposed Merger is also subject to customary closing conditions, as well as the closing of the CPA®:14 asset sales described below. If the Proposed Merger is approved, we currently expect that the closing will occur in the second quarter of 2011, although there can be no assurance of such timing.
In connection with the Proposed Merger, we have agreed to purchase three properties from CPA®:14, in which we already have a joint venture interest, for an aggregate purchase price of $32.1 million, plus the assumption of approximately $64.7 million of indebtedness. These properties all have remaining lease terms of less than 8 years, which are shorter than the average lease term of CPA®:16 — Global’s portfolio of properties. Consequently, CPA®:16 — Global required that these assets be sold by CPA®:14 prior to the Proposed Merger. This asset sale to us and the sale of three other properties to another affiliate, CPA®:17 — Global (the “CPA®:14 Asset Sales”), are contingent upon the approval of the Proposed Merger by the shareholders of CPA®:14.
If the Proposed Merger is consummated, we expect to earn revenues of $31.2 million in connection with the termination of the advisory agreements with CPA®:14 and $21.3 million of subordinated disposition revenues. In addition, based on our ownership of 8,018,456 shares of CPA®:14 at December 31, 2010, we expect to receive approximately $8.0 million as a result of a special $1.00 cash distribution to be paid by CPA®:14 to its shareholders, in part from the proceeds of the CPA®:14 Asset Sales, immediately prior to the Proposed Merger, as described below. We have agreed to elect to receive stock of CPA®:16 — Global in respect of our shares of CPA®:14 if the Proposed Merger is consummated. Carey Asset Management (“CAM”), our subsidiary that acts as the advisor to the CPA® REITs, has also agreed to waive any acquisition fees payable by CPA®:16 — Global under its advisory agreement with CAM in respect of the properties being acquired in the Proposed Merger and has also agreed to waive any disposition fees that may subsequently be payable by CPA®:16 — Global upon a sale of such assets.
In the Proposed Merger, CPA®:14 shareholders will be entitled to receive $11.50 per share, the "Merger Consideration," which is equal to the estimated net asset value ("NAV") of CPA®:14 as of September 30, 2010. The Merger Consideration will be paid to shareholders of CPA®:14, at their election, in either cash or a combination of the $1.00 per share special cash distribution and 1.1932 shares of CPA®:16 - Global common stock, which equates to $10.50 based on the $8.80 per share NAV of CPA®:16 - Global as of September 30, 2010. We computed these NAVs internally, relying in part upon a third-party valuation of each company’s real estate portfolio and indebtedness as of September 30, 2010. The board of directors of each of CPA®:16 — Global and CPA®:14 have the ability, but not the obligation, to terminate the transaction if more than 50% of the shareholders of CPA®:14 elect to receive cash in the Proposed Merger. Assuming that holders of 50% of CPA®:14’s outstanding stock elect to receive cash in the Proposed Merger, then the maximum cash required by CPA®:16 — Global to purchase these shares would be approximately $416.1 million, based on the total shares of CPA®:14 outstanding at December 31, 2010. If the cash on hand and available to CPA®:14 and CPA®:16 — Global, including the proceeds of the CPA®:14 Asset Sales and a new $300.0 million senior credit facility of CPA®:16 — Global, is not sufficient to enable CPA®:16 — Global to fulfill cash elections in the Proposed Merger by CPA®:14 shareholders, we have agreed to purchase a sufficient number of shares of CPA®:16 — Global stock from CPA®:16 — Global to enable it to pay such amounts to CPA®:14 shareholders.
W. P. Carey 2010 10-K — 3

We currently expect to receive our $31.2 million termination fee in shares of CPA®:14, which will then be exchanged at our election into shares of CPA®:16 — Global in order to facilitate this transaction. In addition, we currently expect to use the special $1.00 per share cash distribution received from our ownership of CPA®:14 shares, the post-tax proceeds from the disposition revenues, cash on hand, and amounts available under our line of credit to finance our potential obligations in connection with the Proposed Merger and the CPA®:14 Asset Sales, as necessary.
In connection with the Proposed Merger, CPA®:16 — Global proposes to implement an UPREIT reorganization. The proposed UPREIT reorganization is an internal reorganization of CPA®:16 — Global into an umbrella partnership real estate investment trust, known as an UPREIT, to hold substantially all of its assets in an operating partnership, which is how CPA®:17 — Global is currently structured. While the asset management fees to be paid by CPA®:16 — Global to CAM are expected to decline as a result of the UPREIT reorganization, the pre-tax fees will be paid in a more tax-efficient manner and will result in a higher level of after-tax cash flow received by CAM.
(b) Financial Information About Segments
Refer to Note 18 in the accompanying consolidated financial statements for financial information about segments.
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
Because of limitations on the amount of non-real estate-related income that may be earned by a limited liability company that is taxed as a publicly traded partnership, our investment management operations are currently conducted primarily through taxable subsidiaries.
From time to time, we explore alternatives for expanding our investment management operations beyond advising the CPA® REITs. Any such expansion could involve the purchase of properties or other investments as principal, either for our owned portfolio or with the intention of transferring such investments to a newly-created fund, as well as the sponsorship of one or more funds to make investments other than primarily net lease investments.
Asset Management Revenue
Under the terms of the advisory agreements for CPA®:14, CPA®:15 and CPA®:16 — Global, we earn asset management revenue totaling 1% per annum of average invested assets, which is calculated according to the advisory agreements for each CPA® REIT. A portion of this asset management revenue is contingent upon the achievement of specific performance criteria for each CPA® REIT, which is generally defined to be a cumulative distribution return for shareholders of the CPA® REIT. For CPA®:14, CPA®:15 and CPA®:16 — Global, this performance revenue is generally equal to 0.5% of the average invested assets of the CPA® REIT. For CPA®:17 — Global, we earn asset management revenue ranging from 0.5% of average market value for long-term net leases and certain other types of real estate investments up to 1.75% of average equity value for certain types of securities. For CPA®:17 — Global, we do not earn performance revenue, but we receive up to 10% of distributions of available cash from its operating partnership. If CPA®:16 — Global’s UPREIT reorganization is approved, we will no longer earn performance revenue from CPA®:16 — Global but will instead receive up to 10% of distributions of available cash from its newly-formed operating partnership. We seek to increase our asset management revenue and performance revenue by increasing real estate-related assets under management, both as the CPA® REITs make new investments and from organizing new investment entities. Such revenue may also increase, or decrease, based on changes in the appraised value of the real estate assets of the individual CPA® REITs. Assets under management, and the resulting revenue earned by us, may also decrease if investments are disposed of, either individually or in connection with the liquidation of a CPA® REIT.
W. P. Carey 2010 10-K — 4

Structuring Revenue
Under the terms of the advisory agreements, we earn revenue in connection with structuring and negotiating investments for the CPA® REITs, which we call acquisition revenue. Under each of the advisory agreements, we may receive acquisition revenue of up to an average of 4.5% of the total cost of all investments made by each CPA® REIT. A portion of this revenue (generally 2.5%) is paid to us when the transaction is completed, while the remainder (generally 2%) is payable to us in equal annual installments ranging from three to eight years, provided the relevant CPA® REIT meets its performance criterion. Unpaid installments bear interest at annual rates ranging from 5% to 7%. For certain types of non-long term net lease investments acquired on behalf of CPA®:17 — Global, initial acquisition revenue may range from 0% to 1.75% of the equity invested plus the related acquisition revenue, with no deferred acquisition revenue being earned. We may also be entitled, subject to CPA® REIT board approval, to loan refinancing revenue of up to 1% of the principal amount refinanced in connection with structuring and negotiating investments. This loan refinancing revenue, together with the acquisition revenue, is referred to as structuring revenue.
Other Revenue
We may also earn revenue related to the disposition of properties, subject to subordination provisions, which will only be recognized as the relevant conditions are met. Such revenue may include subordinated disposition revenue of no more than 3% of the value of any assets sold, payable only after shareholders have received back their initial investment plus a specified preferred return, and subordinated incentive revenue of 15% of the net cash proceeds distributable to shareholders from the disposition of properties, after recoupment by shareholders of their initial investment plus a specified preferred return. We may also, in connection with the termination of the advisory agreements for CPA®:14, CPA®:15 and CPA®:16 — Global, be entitled to a termination payment based on the amount by which the fair value of a CPA® REITs’ properties, less indebtedness, exceeds investors’ capital plus a specified preferred return. CPA®:17 — Global and, if the UPREIT reorganization is approved by CPA®:16 — Global’s shareholders, CPA®:16 — Global, will have the right, but not the obligation, upon certain terminations to repurchase our interests in their operating partnerships at fair market value. We will not receive a termination payment in circumstances where we receive subordinated incentive revenue.
In past years, we have earned substantial disposition and incentive or termination revenue in connection with providing liquidity to CPA® REIT shareholders. In general, we begin evaluating liquidity alternatives for CPA® REIT shareholders about eight years after a CPA® REIT has substantially invested the net proceeds received in its initial public offering. These liquidity alternatives may include listing the CPA® REITs shares on a national securities exchange, selling the assets of the CPA® REIT or merging the affected CPA® REIT with another entity, which could include another CPA® REIT. However, the timing of liquidity events depends on market conditions and may also depend on other factors, including approval of the proposed course of action by the independent directors, and in some instances the shareholders, of the affected CPA® REIT, and may occur well after the eighth anniversary of the date that the net proceeds of an offering have been substantially invested. Because of these factors, CPA® REIT liquidity events have not typically taken place every year. In consequence, given the relatively substantial amounts of disposition revenue, as compared with the ongoing revenue earned from asset management and structuring investments, income from this business segment may be significantly higher in those years where a liquidity event takes place. If the Proposed Merger between CPA®:14 and CPA®:16 — Global is approved by the shareholders and the other closing conditions are satisfied, we currently expect that the transaction will be completed in the second quarter of 2011, although there can be no assurance of such timing.
The CPA® REITs reimburse us for certain costs, primarily broker-dealer commissions paid on behalf of the CPA® REITs and marketing and personnel costs. The CPA® REITs also reimburse us for many of our costs associated with the evaluation of transactions on their behalf that are not completed. Marketing and personnel costs are apportioned based on the assets of each entity. These reimbursements may be substantial. These reimbursements, together with asset management revenue payable by a specific CPA® REIT, may be subject to deferral or reduction if they exceed a specified percentage of that CPA® REITs income or invested assets. We also earn a wholesaling fee from CPA®:17 — Global of up to $0.15 per share sold, which we use, along with any retained portion of the selected dealer revenue, to cover other underwriting costs incurred in connection with CPA®:17 — Global’s offering.
Effective September 15, 2010, we entered into an advisory agreement with Carey Watermark to perform certain services, including managing Carey Watermark’s offering and its overall business, identification, evaluation, negotiation, purchase and disposition of lodging-related properties and the performance of certain administrative duties. We are currently fundraising for Carey Watermark; however, as of December 31, 2010, Carey Watermark had no investments or significant operating activity. Costs incurred on behalf of Carey Watermark totaled $3.4 million through December 31, 2010. We anticipate being reimbursed for all or a portion of these costs in accordance with the terms of the advisory agreement if the minimum offering proceeds are raised.
Equity Investments in CPA® REITs
As discussed above, we may elect to receive certain of our revenues from the CPA® REITs in restricted shares of those entities. At December 31, 2010, we owned 9.2% of the outstanding shares of CPA®:14, 7.1% of the outstanding shares of CPA®:15, 5.6% of the outstanding shares of CPA®:16 — Global and 0.6% of the outstanding shares of CPA®:17 — Global.
W. P. Carey 2010 10-K — 5

Real Estate Ownership
We own and invest in commercial properties in the U.S. and the European Union that are then leased to companies, primarily on a single-tenant, triple-net leased basis. While our acquisition of new properties is constrained by our obligation to provide a continuing and suitable investment program to the CPA® REITs, we seek to maximize the value of our existing portfolio through prudent management of our real estate assets, which may involve follow-on transactions, dispositions and favorable lease modifications, as well as refinancing of existing debt. In connection with providing liquidity alternatives to CPA® REIT shareholders, we may acquire additional properties from the liquidating CPA® REIT, as we did during 2006 and plan to do in 2011 with the CPA®:14 Asset Sales in connection with the Proposed Merger of CPA®:14 and CPA®:16 — Global. We have also acquired properties and interests in properties through tax-free exchanges and as part of joint ventures with the CPA® REITs. We may also, in the future, seek to increase our portfolio by making investments, including non-net lease investments and investments in emerging markets, that may not meet the investment criteria of the CPA® REITs, particularly investments that are not current-income oriented. See Our Portfolio below for an analysis of our portfolio at December 31, 2010.
No tenant at any of our consolidated investments represented more than 10% of our total lease revenues from our real estate ownership during 2010.
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
Diversification — We attempt to diversify the CPA® REIT portfolios to avoid dependence on any one particular tenant, borrower, collateral type, geographic location or tenant/borrower industry. By diversifying these portfolios, we seek to reduce the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region. While we have not endeavored to maintain any particular standard of diversity in our owned portfolio, we believe that our owned portfolio is reasonably well diversified (see Our Portfolio below).
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
W. P. Carey 2010 10-K — 6

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
As other opportunities arise, we may also seek to expand the CPA® REIT portfolios to include other types of real estate-related investments, such as:
•	equity investments in real properties that are not long-term net leased to a single-tenant and may include partially leased properties, multi-tenanted properties, vacant or undeveloped properties and properties subject to short-term net leases, among others;
•	mortgage loans secured by commercial real properties;
•	subordinated interests in first mortgage real estate loans, or B Notes;
•	mezzanine loans related to commercial real estate, which are senior to the borrower’s equity position but subordinated to other third-party financing;
•	commercial mortgage-backed securities, or CMBS; and
•	equity and debt securities (including preferred equity and other higher-yielding structured debt and equity investments) issued by companies that are engaged in real-estate-related businesses, including other REITs.
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
W. P. Carey 2010 10-K — 7

In addition, the investment committee may at the request of our board of directors or executive committee also review any initial investment in which we propose to engage directly, although it is not required to do so. Our board of directors or executive committee may also determine that certain investments that may not meet the CPA® REITs’ investment criteria (particularly transactions in emerging markets and investments that are not current income oriented) may be acceptable to us. For transactions that meet the investment criteria of more than one CPA® REIT, our chief investment officer may allocate the investment to one of the CPA® REITs or among two or more of the CPA® REITs. In cases where two or more CPA® REITs (or one or more CPA® REITs and us) will hold the investment, a majority of the independent directors of each CPA® REIT investing in the property must also approve the transaction.
The following people currently serve on our investment committee:
•	Nathaniel S. Coolidge, Chairman — Former senior vice president and head of the bond and corporate finance department of John Hancock Mutual Life Insurance (currently known as John Hancock Life Insurance Company). Mr. Coolidge’s responsibilities included overseeing its entire portfolio of fixed income investments.
•	Axel K.A. Hansing — Currently serving as a senior partner at Coller Capital, Ltd., a global leader in the private equity secondary market, and responsible for investment activity in parts of Europe, Turkey and South Africa.
•	Frank J. Hoenemeyer — Former vice chairman and chief investment officer of the Prudential Insurance Company of America. As chief investment officer, he was responsible for all of Prudential Insurance Company of America’s investments including stocks, bonds and real estate.
•	Jean Hoysradt — Currently serving as the chief investment officer of Mousse Partners Limited, an investment office based in New York.
•	Dr. Lawrence R. Klein — Currently serving as professor emeritus of economics and finance at the University of Pennsylvania and its Wharton School. Recipient of the 1980 Nobel Prize in economic sciences and former consultant to both the Federal Reserve Board and the President’s Council of Economic Advisors.
•	Richard C. Marston — Currently the James R.F. Guy professor of economics and finance at the University of Pennsylvania and its Wharton School.
•	Nick J.M. van Ommen — Former chief executive officer of the European Public Real Estate Association (EPRA), currently serves on the supervisory boards of several companies, including Babis Vovos International Construction SA, a listed real estate company in Greece, Intervest Retail and Intervest Offices, listed real estate companies in Belgium, BUWOG / ESG, a residential leasing and development company in Austria and IMMOFINANZ, a listed real estate company in Austria.
•	Dr. Karsten von Köller — Currently chairman of Lone Star Germany GMBH, a US private equity firm, Chairman of the Supervisory Board of Düsseldorfer Hypothekenbank AG and Vice Chairman of the Supervisory Boards of IKB Deutsche Industriebank AG, Corealcredit Bank AG and MHB Bank AG.
Messrs. Coolidge, Klein and von Köller also serve as members of our board of directors.
We are required to use our best efforts to present a continuing and suitable investment program to the CPA® REITs but we are not required to present to the CPA® REITs any particular investment opportunity, even if it is of a character which, if presented, could be taken by one or more of the CPA® REITs.
Self-Storage Investments
In November 2006, we formed a subsidiary, Carey Storage Management LLC (“Carey Storage”), for the purpose of investing in self-storage real estate properties and their related businesses within the U.S. In January 2009, Carey Storage completed a transaction whereby it received cash proceeds, plus a commitment to invest additional equity, from a third party (the “Investor”) to fund the purchase of self-storage assets in the future in exchange for a 60% interest in its self-storage portfolio. During 2010, Carey Storage amended its agreement with the Investor to, among other things; remove a contingent purchase option held by Carey Storage to repurchase the Investor’s interest in the venture at fair value. Further information about current Carey Storage activity is described in Part II, Item 8, Note 4. Net Investments in Properties — Operating Real Estate.
W. P. Carey 2010 10-K — 8

Our Portfolio
At December 31, 2010, we owned and managed 955 properties domestically and internationally, including our owned portfolio. Our portfolio was comprised of our full or partial ownership interest in 164 properties, substantially all of which were triple-net leased to 75 tenants, and totaled approximately 14 million square feet (on a pro rata basis) with an occupancy rate of approximately 89%. Our portfolio has the following property and lease characteristics:
Geographic Diversification
Information regarding the geographic diversification of our properties at December 31, 2010 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual	Contractual	Contractual	Contractual
	Minimum	Minimum	Minimum	Minimum
Region	Base Rent (a)	Base Rent	Base Rent (a)	Base Rent
United States
South	$24,897	37%	$3,019	12%
West	19,002	28	2,113	8
Midwest	10,755	16	1,630	6
East	5,984	8	6,575	26

Total U.S.	60,638	89	13,337	52

International
Europe (c)	7,423	11	12,446	48

Total	$68,061	100%	$25,783	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2010.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2010 from equity investments in real estate.

(c)	Represents investments in France, Germany, Poland and Spain.
Property Diversification
Information regarding our property diversification at December 31, 2010 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual	Contractual	Contractual	Contractual
	Minimum	Minimum	Minimum	Minimum
Property Type	Base Rent (a)	Base Rent	Base Rent (a)	Base Rent
Office	$25,472	38%	$9,717	38%
Industrial	20,656	30	5,254	20
Warehouse/Distribution	11,252	17	7,520	29
Retail	5,725	8	—	—
Other Properties (c)	4,956	7	3,292	13

Total	$68,061	100%	$25,783	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2010.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2010 from equity investments in real estate.

(c)	Other properties include education and childcare, healthcare, hospitality, land and leisure properties.
W. P. Carey 2010 10-K — 9

Tenant Diversification
Information regarding our tenant diversification at December 31, 2010 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual	Contractual	Contractual	Contractual
	Minimum	Minimum	Minimum	Minimum
Tenant Industry (c)	Base Rent (a)	Base Rent	Base Rent (a)	Base Rent
Retail Stores	$8,770	13%	$7,464	29%
Business and Commercial Services	8,409	12	3,332	13
Telecommunications	7,957	12	—	—
Beverages, Food, and Tobacco	4,949	7	—	—
Aerospace and Defense	4,907	7	—	—
Healthcare, Education and Childcare	4,420	7	3,292	13
Forest Products and Paper	4,034	6	—	—
Banking	3,861	6	—	—
Electronics	3,701	5	1,270	5
Transportation — Personal	3,524	5	—	—
Consumer Goods	2,438	4	—	—
Media: Printing and Publishing	2,337	3	4,358	17
Hotels and Gaming	1,810	3	—	—
Federal, State and Local Government	1,170	2	—	—
Chemicals, Plastics, Rubber, and Glass	1,150	2	—	—
Mining, Metals, and Primary Metal Industries	529	1	948	3
Transportation — Cargo	325	—	2,869	11
Machinery	190	—	2,250	9
Other (d)	3,580	5	—	—

Total	$68,061	100%	$25,783	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2010.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2010 from equity investments in real estate.

(c)	Based on the Moody’s Investors Service, Inc.’s classification system and information provided by the tenant.

(d)	Includes revenue from tenants in our consolidated investments in the following industries: automobile (1%), construction (1%), grocery (1%), leisure (1%) and textiles (1%).
W. P. Carey 2010 10-K — 10

Lease Expirations
At December 31, 2010, lease expirations of our properties are as follows (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual	Contractual	Contractual	Contractual
	Minimum	Minimum	Minimum	Minimum
Year of Lease Expiration	Base Rent (a)	Base Rent	Base Rent (a)	Base Rent
2011	$7,216	11%	$554	2%
2012	8,898	13	—	—
2013	5,563	8	—	—
2014	11,313	17	—	—
2015	6,297	9	6,440	25
2016	5,247	8	1,584	6
2017	5,841	8	—	—
2018	3,808	6	—	—
2019 – 2023	6,455	9	9,649	38
2024 – 2029	1,171	2	7,556	29
2030	6,252	9	—	—

Total	$68,061	100%	$25,783	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2010.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2010 from equity investments in real estate.
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
We also have an unsecured line of credit that can be used in connection with refinancing existing debt and making new investments, as well as to meet other working capital needs. Our line of credit is discussed in detail in the Cash Resources section of Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition.
W. P. Carey 2010 10-K — 11

Some of our financing may require us to make a lump-sum or “balloon” payment at maturity. We are actively seeking to refinance loans that mature within the next several years but believe we have sufficient financing alternatives and/or cash resources to make these payments, if necessary. At December 31, 2010, scheduled balloon payments for the next five years are as follows (in thousands):

2011	$169,075	(a) (b)
2012	28,260
2013	—
2014	—	(a)
2015	40,253

(a)	Excludes our pro rata share of mortgage obligations of equity investments in real estate totaling $9.2 million in 2011 and $68.7 million in 2014.

(b)	Includes amounts that will be due upon maturity of our unsecured revolving line of credit in June 2011. At December 31, 2010, we had drawn $141.8 million from this line of credit. We intend to extend this line by an additional year. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Cash Resources.
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
Competition
In raising funds for investment by the CPA® REITs and Carey Watermark, we face active competition from other funds with similar investment objectives that seek to raise funds from investors through publicly registered, non-traded funds, publicly-traded funds and private funds, such as hedge funds. In addition, we face broad competition from other forms of investment. Currently, we raise substantially all of our funds for investment in the CPA® REITs and Carey Watermark within the U.S.; however, in the future we may seek to raise funds for investment from outside the U.S.
We face active competition from many sources for investment opportunities in commercial properties net leased to major corporations both domestically and internationally. In general, we believe that our management’s experience in real estate, credit underwriting and transaction structuring should allow us to compete effectively for commercial properties. However, competitors may be willing to accept rates of return, lease terms, other transaction terms or levels of risk that we may find unacceptable.
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
W. P. Carey 2010 10-K — 12

(d) Financial Information About Geographic Areas
See Our Portfolio above and Note 18 of the consolidated financial statements for financial data pertaining to our geographic operations.
(e) Available Information
All filings we make with the SEC, including our Annual Report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and any amendments to those reports, are available for free on our website, www.wpcarey.com, as soon as reasonably practicable after they are filed or furnished to the SEC. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s Internet site at http://www.sec.gov. We are providing our website address solely for the information of investors. We do not intend our website to be an active link or to otherwise incorporate the information contained on our website into this report or other filings with the SEC. We will supply to any shareholder, upon written request and without charge, a copy of this Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC. Generally, we also post the dates of our upcoming scheduled financial press releases, telephonic investor calls and investor presentations on the Investor Relations portion of our website at least ten days prior to the event. Our investor calls are open to the public and remain available on our website for at least two weeks thereafter.

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
The recent financial and economic crisis adversely affected our business, and the continued uncertainty in the global economic environment may adversely affect our business in the future.
Although we have seen signs of modest improvement in the global economy following the significant distress in 2008 and 2009, the economic recovery remains weak, and our business in still dependent on the speed and strength of that recovery, which cannot be predicted at the present time. To date, its effects on our business have been somewhat limited, primarily in that a number of tenants, particularly in the portfolios of the CPA® REITs, have experienced increased levels of financial distress, with several having filed for bankruptcy protection, although our experience in 2010 reflected an improvement from 2008 and 2009.
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
Our managed funds may also be adversely affected by these conditions, and their earnings or cash flow may also be adversely affected by other events, such as increases in the value of the U.S. Dollar relative to other currencies in which they receive rent, as well as the need to expend cash to fund increased redemptions. Additionally, the ability of CPA®:17 — Global to make new investments will be affected by the availability of financing as well as its ability to raise new funds. Decreases in the value of the assets held by the CPA® REITs will affect the asset management revenues payable to us, as well as the value of the stock we hold in the CPA® REITs, and decreases in these funds’ earnings or ability to pay distributions may also affect their ability to make the payments due to us, as well as our income and cash flow from CPA® REIT distribution payments.
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
W. P. Carey 2010 10-K — 13

Each of the CPA® REITs we currently manage may incur significant debt. This significant debt load could restrict their ability to pay revenue owed to us when due, due to either liquidity problems or restrictive covenants contained in their borrowing agreements. In addition, the revenue payable under each of our current investment advisory agreements is subject to a variable annual cap based on a formula tied to the assets and income of that CPA® REIT. This cap may limit the growth of our management revenue. Furthermore, our ability to earn revenue related to the disposition of properties is primarily tied to providing liquidity events for CPA® REIT investors. Our ability to provide that liquidity, and to do so under circumstances that will satisfy the applicable subordination requirements noted above in Item 1, Business — Other Revenue, will depend on market conditions at the relevant time, which may vary considerably over a period of years. In any case, liquidity events typically occur several years apart, and income from our investment management operations is likely to be significantly higher in those years in which such events occur. If the Proposed Merger between CPA®:14 and CPA®:16 — Global is approved by the shareholders and the other closing conditions are satisfied, we currently expect that the transaction will be completed in the second quarter of 2011, although there can be no assurance of such timing.
The revenue streams from the investment advisory agreements with the CPA® REITs are subject to limitation or cancellation.
The agreements under which we provide investment advisory services may generally be terminated by each CPA® REIT upon 60 days’ notice, with or without cause. There can be no assurance that these agreements will not be terminated. A termination without cause may, however, entitle us to termination revenue, equal to 15% of the amount by which the net fair value of the relevant CPA® REITs assets exceeds the remaining amount necessary to provide investors with total distributions equal to their investment plus a preferred return. For CPA®:17 — Global, and CPA®:16 — Global if the UPREIT reorganization is approved by CPA®:16 — Global’s shareholders, they have the right, but not the obligation, upon certain terminations to repurchase our interests in their operating partnerships at fair market value. If such right is not exercised, we would remain as a limited partner of the operating partnerships. Nonetheless, any such termination could have a material adverse effect on our business, results of operations and financial condition.
Changes in investor preferences or market conditions could limit our ability to raise funds or make new investments.
Substantially all of our and the CPA® REITs’ current investments, as well as the majority of the investments we expect to originate for the CPA® REITs in the near term, are investments in single-tenant commercial properties that are subject to triple-net leases. In addition, we have relied predominantly on raising funds from individual investors through the sale by participating selected dealers to their customers of publicly-registered, non-traded securities of the CPA® REITs. Although we have increased the number of broker-dealers we use for fundraising, historically the majority of our fundraising efforts have been through one major selected dealer. If, as a result of changes in market receptivity to investments that are not readily liquid and involve high selected dealer fees, or for other reasons, this capital raising method were to become less available as a source of capital, our ability to raise funds for CPA® REIT programs and Carey Watermark, and consequently our ability to make investments on their behalf, could be adversely affected. While we are not limited to this particular method of raising funds for investment (and, among other things, the CPA® REITs and Carey Watermark may themselves be able to borrow additional funds to invest), our experience with other means of raising capital is limited. Also, many factors, including changes in tax laws or accounting rules, may make these types of investments less attractive to potential sellers and lessees, which could negatively affect our ability to increase the amount of assets of this type under management.
We face active competition.
In raising funds for investment by the CPA® REITs and Carey Watermark, we face competition from other funds with similar investment objectives that seek to raise funds from investors through publicly registered, non-traded funds, publicly-traded funds and private funds. This competition could adversely affect our ability to make acquisitions and to raise funds for future investments, which in turn could ultimately reduce, or limit the growth of, revenues from our investment management operations.
We face active competition for our investments from many sources, including insurance companies, credit companies, pension funds, private individuals, financial institutions, finance companies and investment companies, among others. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. In addition, our evaluation of the acceptability of rates of return on behalf of the CPA® REITs is affected by such factors as the cost of raising capital, the amount of revenue we can earn and the performance hurdle rates of the relevant CPA® REITs. Thus, the effect of the cost of raising capital and the revenue we can earn may be to limit the amount of new investments we make on behalf of the CPA® REITs, which will in turn limit the growth of revenues from our investment management operations.
W. P. Carey 2010 10-K — 14

A substantial amount of our leases will expire within the next three years, and we may have difficulty in re-leasing or selling our properties if tenants do not renew their leases.
Within the next three years, approximately 32% of our leases, based on annualized contractual minimum base rent, are due to expire. If these leases are not renewed, or if the properties cannot be re-leased on terms that yield payments comparable to those currently being received, then our lease revenues could be substantially adversely affected. The terms of any new or renewed leases of these properties may depend on market conditions prevailing at the time of lease expiration. In addition, if properties are vacated by the current tenants, we may incur substantial costs in attempting to re-lease such properties. We may also seek to sell these properties, in which event we may incur losses, depending upon market conditions prevailing at the time of sale.
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
W. P. Carey 2010 10-K — 15

Our portfolio growth is constrained by our obligations to offer property transactions to the CPA® REITs.
Under our investment advisory agreements with the CPA® REITs, we are required to use our best efforts to present a continuing and suitable investment program to them. In recent years, new property investment opportunities have generally been made available by us to the CPA® REITs. While the allocation of new investments to the CPA® REITs fulfills our duty to present a continuing and suitable investment program and enhances the revenues from our investment management operations, it also restricts the potential growth of revenues from our real estate ownership and our ability to diversify our portfolio.
We may recognize substantial impairment charges on our properties.
Historically, we have incurred substantial impairment charges, which we are required to recognize whenever we sell a property for less than its carrying value or we determine that the carrying amount of the property is not recoverable and exceeds its fair value (or, for direct financing leases, that the unguaranteed residual value of the underlying property has declined). By their nature, the timing or extent of impairment charges are not predictable. We may incur impairment charges in the future, which may reduce our net income, although it will not necessarily affect our cash flow from operations.
Our use of debt to finance investments could adversely affect our cash flow.
Most of our investments are made by borrowing a portion of the total investment and securing the loan with a mortgage on the property. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment, which in turn could cause the value of our portfolio, and revenues available for distribution to our shareholders, to be reduced. We generally borrow on a non-recourse basis to limit our exposure on any property to the amount of equity invested in the property.
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
The tenants or managers of net leased properties are responsible for maintenance and other day-to-day management of the properties. If a property is not adequately maintained in accordance with the terms of the applicable lease, we may incur expenses for deferred maintenance expenditures or other liabilities once the property becomes free of the lease. While our leases generally provide for recourse against the tenant in these instances, a bankrupt or financially troubled tenant may be more likely to defer maintenance and it may be more difficult to enforce remedies against such a tenant. In addition, to the extent tenants are unable to conduct their operation of the property on a financially successful basis, their ability to pay rent may be adversely affected. Although we endeavor to monitor, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of our properties, such monitoring may not in all circumstances ascertain or forestall deterioration either in the condition of a property or the financial circumstances of a tenant.
W. P. Carey 2010 10-K — 16

The value of our real estate is subject to fluctuation.
We are subject to all of the general risks associated with the ownership of real estate. While the revenues from our leases and those of the CPA® REITs are not directly dependent upon the value of the real estate owned, significant declines in real estate values could adversely affect us in many ways, including a decline in the residual values of properties at lease expiration; possible lease abandonments by tenants; a decline in the attractiveness of REIT investments that may impede our ability to raise new funds for investment by CPA® REITs and a decline in the attractiveness of triple-net lease transactions to potential sellers. We also face the risk that lease revenue will be insufficient to cover all corporate operating expenses and debt service payments on indebtedness we incur. General risks associated with the ownership of real estate include:
•	Adverse changes in general or local economic conditions,
•	Changes in the supply of or demand for similar or competing properties,
•	Changes in interest rates and operating expenses,
•	Competition for tenants,
•	Changes in market rental rates,
•	Inability to lease or sell properties upon termination of existing leases,
•	Renewal of leases at lower rental rates,
•	Inability to collect rents from tenants due to financial hardship, including bankruptcy,
•	Changes in tax, real estate, zoning and environmental laws that may have an adverse impact upon the value of real estate,
•	Uninsured property liability, property damage or casualty losses,
•	Unexpected expenditures for capital improvements or to bring properties into compliance with applicable federal, state and local laws; and
•	Acts of God and other factors beyond the control of our management.
The inability of a tenant in a single-tenant property to pay rent will reduce our revenues.
Most of our properties are occupied by a single tenant and, therefore, the success of our investments is materially dependent on the financial stability of these tenants. Revenues from several of our tenants/guarantors constitute a significant percentage of our lease revenues. Our five largest tenants/guarantors represented approximately 32%, 30% and 28% of total lease revenues in 2010, 2009 and 2008, respectively. Lease payment defaults by tenants negatively impact our net income and reduce the amounts available for distributions to shareholders. As our tenants generally may not have a recognized credit rating, they may have a higher risk of lease defaults than if our tenants had a recognized credit rating. In addition, the bankruptcy of a tenant could cause the loss of lease payments as well as an increase in the costs incurred to carry the property until it can be re-leased or sold. We have had tenants file for bankruptcy protection. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting the investment and re-leasing the property. If a lease is terminated, there is no assurance that we will be able to re-lease the property for the rent previously received or sell the property without incurring a loss.
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
W. P. Carey 2010 10-K — 17

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
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is considered to be met if, among other things, the non-cancellable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In response to concerns caused by a 2005 SEC study that the current model does not have sufficient transparency, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board conducted a joint project to re-evaluate lease accounting. In August 2010, the FASB issued a Proposed Accounting Standards Update titled “Leases,” providing its views on accounting for leases by both lessees and lessors. The FASB’s proposed guidance may require significant changes in how leases are accounted for by both lessees and lessors. As of the date of this Report, the FASB has not finalized its views on accounting for leases. Changes to the accounting guidance could affect both our and the CPA® REITs’ accounting for leases as well as that of our and the CPA® REITs’ tenants. These changes may affect how the real estate leasing business is conducted both domestically and internationally. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could make it more difficult for the company to enter leases on terms the company finds favorable.
Proposed legislation may prevent us from qualifying for treatment as a partnership for U.S. federal income tax purposes, which may significantly increase our tax liability and may affect the market value of our shares.
Members of the U. S. Congress have introduced legislation that would, if enacted, preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules. If this or any similar legislation or regulation were to be enacted and to apply to us, we would incur a material increase in our tax liability and the market value of our shares could decline materially.
We depend on key personnel for our future success.
We depend on the efforts of our executive officers and key employees. The loss of the services of these executive officers and key employees could have a material adverse effect on our operations.
Our governing documents and capital structure may discourage a takeover.
Wm. Polk Carey, Chairman, is the beneficial owner of approximately 30% of our outstanding shares at December 31, 2010. The provisions of our Amended and Restated Limited Liability Company Agreement and the share ownership of Mr. Carey may discourage a tender offer for our shares or a hostile takeover, even though these may be attractive to shareholders.
W. P. Carey 2010 10-K — 18

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Our principal corporate offices are located at 50 Rockefeller Plaza, New York, NY 10020 and our primary international investment offices are located in London and Amsterdam. We also have office space domestically in Dallas, Texas and internationally in Shanghai. We lease all of these offices and believe these leases are suitable for our operations for the foreseeable future.
See Item 1, Business — Our Portfolio for a discussion of the properties we hold for rental operations and Part II, Item 8, Financial Statements and Supplemental Data — Schedule III — Real Estate and Accumulated Depreciation for a detailed listing of such properties.

Item 3.	Legal Proceedings.
At December 31, 2010, we were not involved in any material litigation.
Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 4.	Removed and Reserved.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Listed Shares and Distributions
Our common stock is listed on the New York Stock Exchange under the ticker symbol “WPC.” At December 31, 2010 there were 29,095 holders of our common stock. The following table shows the high and low prices per share and quarterly cash distributions declared for the past two fiscal years:

	2010			2009
			Cash			Cash
			Distributions			Distributions
Period	High	Low	Declared	High	Low	Declared
First quarter	$30.32	$24.69	$0.504	$24.00	$16.15	$0.496
Second quarter	31.00	26.61	0.506	29.89	19.75	0.498
Third quarter	30.86	26.49	0.508	30.67	22.50	0.500
Fourth quarter	33.97	28.83	0.510	29.80	25.50	0.502	(a)

(a)	Excludes a special distribution of $0.30 per share that was paid in January 2010 to shareholders of record at December 31, 2009. The special distribution was approved by our board of directors as a result of an increase in our 2009 taxable income.
Our line of credit contains covenants that restrict the amount of distributions that we can pay. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Cash Resources.
W. P. Carey 2010 10-K — 19

Stock Price Performance Graph
The graph below provides an indicator of cumulative total shareholder returns for our common stock for the period December 31, 2005 to December 31, 2010 compared with the S&P 500 Index and the FTSE NAREIT Equity REITs Index. The graph assumes a $100 investment on December 31, 2005, together with the reinvestment of all dividends.

	As of December 31,
	2005	2006	2007	2008	2009	2010
W. P. Carey & Co. LLC	$100.00	$126.68	$149.41	$113.39	$146.22	$177.06
S&P 500 Index	100.00	115.79	122.16	76.96	97.33	111.99
FTSE NAREIT Equity REITs Index	100.00	135.06	113.87	70.91	90.76	116.13
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
W. P. Carey 2010 10-K — 20

Item 6.	Selected Financial Data.
The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands, except per share data):

	Years ended December 31,
	2010	2009		2008	2007	2006
Operating Data (a)
Revenues from continuing operations (b)	$273,910	$232,350		$234,700	$253,867	$259,010

Income from continuing operations	79,579	65,345		70,193	68,559	81,057

Net income	74,951	70,568		78,605	88,789	87,115
Add: Net loss (income) attributable to noncontrolling interests	314	713		950	(4,781)	220
Less: Net income attributable to redeemable noncontrolling interests	(1,293)	(2,258)		(1,508)	(4,756)	(1,032)
Net income attributable to W. P. Carey members	73,972	69,023		78,047	79,252	86,303

Basic Earnings Per Share:
Income from continuing operations attributable W. P. Carey members	1.98	1.61		1.77	1.55	2.13
Net income attributable to W. P. Carey members	1.86	1.74		1.98	2.08	2.29

Diluted Earnings Per Share:
Income from continuing operations attributable W. P. Carey members	1.98	1.61		1.74	1.55	2.07
Net income attributable to W. P. Carey members	1.86	1.74		1.95	2.05	2.22

Cash distributions declared per share	2.03	2.00	(c)	1.96	1.88 (c)	1.82

Balance Sheet Data
Net investments in real estate (d)	$946,975	$884,460		$918,741	$918,734	$850,107
Total assets	1,172,326	1,093,336		1,111,136	1,153,284	1,093,010
Long-term obligations (e)	396,982	326,330		326,874	316,751	279,314

Other Information
Cash provided by operating activities	$86,417	$74,544		$63,247	$47,471	$119,940
Cash distributions paid	92,591	78,618		87,700	71,608	68,615
Payment of mortgage principal (f)	14,324	9,534		9,678	16,072	11,742

(a)	Certain prior year amounts have been reclassified from continuing operations to discontinued operations.

(b)	For 2007, includes revenue earned in connection with CPA®:16 — Global meeting its performance criterion, and for 2006, includes revenue earned in connection with a CPA® REIT merger transaction.

(c)	Excludes special distributions of $0.30 per share and $0.27 per share paid in January 2010 and January 2008 to shareholders of record at December 31, 2009 and December 31, 2007, respectively.

(d)	Net investments in real estate consists of net investments in properties, net investments in direct financing leases, equity investments in real estate and CPA® REITs and assets held for sale, as applicable.

(e)	Represents mortgage and note obligations.

(f)	Represents scheduled mortgage principal payment.
W. P. Carey 2010 10-K — 21

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Financial Highlights
(in thousands)

	Years ended December 31,
	2010	2009	2008
Total revenue (excluding reimbursed costs from affiliates)	$213,887	$184,816	$193,600
Net income attributable to W. P. Carey members	73,972	69,023	78,047
Cash flow from operating activities	86,417	74,544	63,247
Total revenue increased in 2010 as compared to 2009, primarily due to the impact of increased investment volume on our investment management and real estate ownership segments.
Net income increased in 2010 as compared to 2009. Results from operations in our investment management segment were significantly higher in 2010, primarily due to the increased volume of investments structured on behalf of the CPA® REITs as well as lower impairment charges recognized by the CPA® REITs. Results from operations in our real estate ownership segment were significantly lower, however, primarily as a result of impairment charges taken in connection with the sale or potential sale of certain properties.
Cash flow from operating activities increased in 2010 as compared to 2009, primarily due to increases in net income as a result of the higher volume of investments structured on behalf of the CPA® REITs, partially offset by lower cash flow in our real estate ownership segment and a decline in the amount of deferred acquisition revenue received.
Current Trends
General Economic Environment
We and our managed funds are impacted by macro-economic environmental factors, the capital markets, and general conditions in the commercial real estate market, both in the U.S. and globally. As of the date of this Report, we have seen signs of modest improvement in the global economy following the significant distress experienced in 2008 and 2009. Our experience during 2010 reflects increased investment volume over the prior year, as well as an improved financing and fundraising environment. While these factors reflect favorably on our business, the economic recovery remains weak, and our business remains dependent on the speed and strength of the recovery, which cannot be predicted at this time. Nevertheless, as of the date of this Report, the impact of current financial and economic trends on our business, and our response to those trends, is presented below.
Foreign Exchange Rates
We have foreign investments and, as a result, are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. During 2010, the Euro weakened primarily as a result of sovereign debt issues in several European countries. Investments denominated in the Euro accounted for approximately 11% of our annualized contractual minimum base rent and 29% of aggregate annualized contractual minimum base rent for the CPA® REITs for 2010. During 2010, the U.S. dollar strengthened against the Euro, as the average conversion rate for the U.S. dollar in relation to the Euro decreased by 5% in comparison to 2009. Additionally, the end-of-period conversion rate of the Euro at December 31, 2010 decreased 8% to $1.3253 from $1.4333 at December 31, 2009. This strengthening had a negative impact on our balance sheet at December 31, 2010 as compared to our balance sheet at December 31, 2009. While we actively manage our foreign exchange risk, a significant unhedged decline in the value of the Euro could have a material negative impact on our net asset values, future results, financial position and cash flows. Such a decline would particularly impact the CPA® REITs, which have higher levels of international investments than we have in our owned portfolio.
W. P. Carey 2010 10-K — 22

Capital Markets
We have recently seen evidence of a gradual improvement in capital market conditions, including new issuances of CMBS debt. Capital inflows to both commercial real estate debt and equity markets have helped increase the availability of mortgage financing and asset prices have begun to recover from their credit crisis lows. Over the past few quarters, there has been continued improvement in the availability of financing; however, lenders remain cautious and are employing more conservative underwriting standards. We have seen commercial real estate capitalization rates begin to narrow from credit crisis highs, especially for higher-quality assets or assets leased to tenants with strong credit. The improvement in financing conditions combined with a stabilization of asset prices has helped to increase transaction activity, and our market has seen an increase in competition from both public and private investors.
Investment Opportunities
We earn structuring revenue on the investments we structure on behalf of the CPA® REITs. Our ability to complete these investments, and thereby earn structuring revenue, fluctuates based on the pricing and availability of transactions and the pricing and availability of financing, among other factors.
As a result of the recent improving economic conditions and increasing seller optimism, we have seen an increased number of investment opportunities that we believe will allow us to structure transactions on behalf of the CPA® REITs on favorable terms. Although capitalization rates have remained compressed over the past few quarters compared to their credit crisis highs, we believe that the investment environment remains attractive and that we will be able to achieve the targeted returns of our managed funds. We believe that the significant amount of corporate debt that remains outstanding in the marketplace, which will need to be refinanced over the next several years, will provide attractive investment opportunities for net lease investors such as W. P. Carey and the CPA® REITs. To the extent that these trends continue, we believe that investment volume will benefit. However, we have recently seen an increasing level of competition for investments, both domestically and internationally, and further capital inflows into the marketplace could put additional pressure on the returns that we can generate from investments.
We structured investments on behalf of the CPA® REITs totaling $1.0 billion during 2010 and entered into several investments for our owned real estate portfolio totaling $76.8 million, and based on current conditions, we expect that in 2011 we will be able to continue to take advantage of the investment opportunities we are seeing in both the U.S. and Europe. International investments comprised 43% of total investments during 2010. We currently expect that international transactions will continue to form a significant portion of the investments we structure, although the relative portion of international investments in any given period will vary.
Financing Conditions
We have recently seen a gradual improvement in both the credit and real estate financing markets. During 2010, we saw an increase in the number of lenders for both domestic and international investments as market conditions improved compared to prior years. However, during the fourth quarter of 2010, the cost of debt rose, but we anticipate that this may be recoverable either through deal pricing or if lenders adjust their spreads, which had been unusually high during the crisis. The increase was primarily a result of a rise in the 10-year treasury rates for domestic deals and due to the impact of the sovereign debt issues in Europe. During 2010, we obtained non-recourse mortgage financing totaling $626.1 million on behalf of the CPA® REITs and $70.3 million for our owned real estate portfolio.
Real Estate Sector
As noted above, the commercial real estate market is impacted by a variety of macro-economic factors, including but not limited to growth in gross domestic product, unemployment, interest rates, inflation, and demographics. Since the beginning of the credit crisis, these macro-economic factors have persisted, negatively impacting commercial real estate market fundamentals, which has resulted in higher vacancies, lower rental rates, and lower demand for vacant space. While more recently there have been some indications of stabilization in asset values and slight improvements in occupancy rates, general uncertainty surrounding commercial real estate fundamentals and property valuations continues. We and the CPA® REITs are chiefly affected by changes in the appraised values of our properties, tenant defaults, inflation, lease expirations, and occupancy rates.
W. P. Carey 2010 10-K — 23

Net Asset Values of the CPA® REITs
We own shares in each of the CPA® REITs and earn asset management revenue based on a percentage of average invested assets for each CPA® REIT. As such, we benefit from rising investment values and are negatively impacted when these values decrease. As a result of continued weakness in the economy and a weakening of the Euro versus the dollar during 2010 and 2009, the NAVs for CPA®:14 and CPA®:16 — Global at September 30, 2010, which were calculated in connection with the Proposed Merger, were lower than the NAVs at December 31, 2009, and we currently expect that the NAV for CPA®:15 at December 31, 2010, which is not yet available, will also be lower. However, the negative impact on our asset management revenue related to tenant defaults during 2009 was substantially offset by asset management revenues earned related to new investments structured on behalf of CPA ®:17 — Global during 2010.
The following table presents recent NAVs per share for these CPA® REITs:

	September 30,	December 31,
	2010	2009	2008	2007
CPA®:14	$11.50	$11.80	$13.00	$14.50
CPA®:15	N/A	10.70	11.50	12.20
CPA®:16 — Global	8.80	9.20	9.80	10.00
The NAVs of the CPA® REITs are based on a number of variables, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates, and tenant defaults, among others. We do not control these variables and, as such, cannot predict how they will change in the future.
Tenant Defaults
As a net lease investor, we are exposed to credit risk within our tenant portfolio, which can reduce our results of operations and cash flow from operations if our tenants are unable to pay their rent. Within our managed CPA® REIT portfolios, tenant defaults can reduce our asset management revenue if they lead to a decline in the appraised value of the assets of the CPA® REITs and can also reduce our income from equity investments in the CPA® REITs. Tenants experiencing financial difficulties may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court resulting in reduced cash flow which may negatively impact net asset values and require us or the CPA® REITs to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, we may restructure or renew leases on less favorable terms, or the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us or the CPA® REITs to incur impairment charges.
As of the date of this Report, we have no significant exposure to tenants operating under bankruptcy protection in our owned portfolio, while in the CPA® REIT portfolios, tenants operating under bankruptcy protection, administration or receivership account for less than 1% of aggregate annualized contractual minimum base rent, a decrease from levels experienced during the crisis. During 2008 and 2009, the CPA® REITs experienced a significant increase in tenant defaults as companies across many industries experienced financial distress due to the economic downturn and the seizure in the credit markets. Our experience for 2010 reflected an improvement from the unusually high level of tenant defaults experienced during 2008 and 2009 due to the economic downturn. We have observed that many of our tenants have benefited from continued improvements in general business conditions, which we anticipate will result in reduced tenant defaults going forward; however, it is possible that additional tenants may file for bankruptcy or default on their leases during 2011 and that economic conditions may again deteriorate.
To mitigate these risks, we have historically looked to invest in assets that we believe are critically important to a tenant’s operations and have attempted to diversify the portfolios by tenant, tenant industry and geography. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with tenant management and review of tenants’ financial statements and compliance with any financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, re-leasing properties, refinancing debt and selling properties, as well as protecting our rights when tenants default or enter into bankruptcy.
W. P. Carey 2010 10-K — 24

Inflation
Our leases and those of the CPA® REITs generally have rent adjustments that are either fixed or based on formulas indexed to changes in the CPI or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. Rent adjustments during 2009 and, to a lesser extent, 2010 generally benefited from increases in inflation rates during the years prior to the scheduled rent adjustment date. However, despite recent signs of inflationary pressure, we continue to expect that rent increases in our owned portfolio and in the portfolios of the CPA® REITs will be significantly lower in coming years as a result of the current historically low inflation rates in the U.S. and the Euro zone.
Lease Expirations and Occupancy
We actively manage our owned real estate portfolio and the portfolios of the CPA® REITs and begin discussing options with tenants in advance of the scheduled lease expiration. In certain cases, we obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term or may elect to exercise purchase options, if any, in their leases. In cases where tenants elect not to renew, we may seek replacement tenants or try to sell the property. As of the date of this Report, 9% of the annualized contractual minimum base rent in our owned portfolio is scheduled to expire in the next twelve months. For those leases that we believe will be renewed, we expect that renewed rents may be below the tenants’ existing contractual rents and that lease terms may be shorter than historical norms, reflecting current market conditions.
The occupancy rate for our owned real estate portfolio declined from 94% at December 31, 2009 to 90% as of the date of this Report, primarily reflecting the impact of two tenants who vacated during 2010.
Fundraising
Fundraising trends for non-traded REITs overall include an increase in average monthly volume during 2010 compared to 2009. Additionally, the number of offerings has increased over 2009 levels. Consequently, there has been an increase in the competition for investment dollars.
We are currently fundraising for CPA®:17 — Global. While fundraising trends are difficult to predict, our recent fundraising continues to be strong. We raised $593.1 million for CPA®:17 — Global’s initial public offering in 2010 and, through the date of this Report, have raised more than $1.4 billion on its behalf since beginning fundraising in December 2007. We have made a concerted effort to broaden our distribution channels and are seeing a greater portion of our fundraising come from an expanded network of broker-dealers as a result of these efforts.
CPA®:17 — Global has filed a registration statement with the SEC for a possible continuous public offering of up to an additional $1.0 billion of common stock, which we currently expect will commence after the initial public offering terminates. There can be no assurance that CPA®:17 — Global will actually commence the follow-on offering or successfully sell the full number of shares registered. The initial public offering for CPA®:17 — Global will terminate on the earlier of the date on which the registration statement for the follow-on offering becomes effective or May 2, 2011.
We are currently fundraising for Carey Watermark, which has filed a registration statement to sell up to $1.0 billion of common stock in an initial public offering for the purpose of acquiring interests in lodging and lodging-related properties.
Proposed Accounting Changes
The International Accounting Standards Board and FASB have issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize. At this time, the proposed guidance has not been finalized and as such we are unable to determine whether this proposal will have a material impact on our business.
W. P. Carey 2010 10-K — 25

The Emerging Issues Task Force (“EITF”) of the FASB discussed the accounting treatment for deconsolidating subsidiaries in situations other than a sale or transfer at its September 2010 meeting. While the EITF did not reach a consensus for exposure, the EITF determined that further research was necessary to more fully understand the scope and implications of the matter, prior to issuing a consensus for exposure. If the EITF reaches a consensus for exposure, we will evaluate the impact on such conclusion on our financial statements. During 2010, each of CPA®:14, CPA®:15 and CPA®:16 — Global deconsolidated a subsidiary and recognized a net gain on deconsolidation of $12.9 million, $12.8 million and $7.1 million, respectively.
How We Evaluate Results of Operations
We evaluate our results of operations with a primary focus on increasing and enhancing the value, quality and amount of assets under management by our investment management segment and seeking to increase value in our real estate ownership segment. We focus our efforts on improving underperforming assets through re-leasing efforts, including negotiation of lease renewals, or selectively selling assets in order to increase value in our real estate portfolio. The ability to increase assets under management by structuring investments on behalf of the CPA® REITs is affected, among other things, by the CPA® REITs’ ability to raise capital and our ability to identify and enter into appropriate investments and financing.
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
We consider cash flows from operating activities, cash flows from investing activities, cash flows from financing activities and certain supplemental metrics that are not defined by GAAP (“non-GAAP”) performance metrics to be important measures in the evaluation of our results of operations, liquidity and capital resources. Cash flows from operating activities are sourced primarily by revenues earned from structuring investments and providing asset-based management services on behalf of the CPA® REITs we manage and long-term lease contracts from our real estate ownership. Our evaluation of the amount and expected fluctuation of cash flows from operating activities is essential in evaluating our ability to fund operating expenses, service debt and fund distributions to shareholders.
We consider cash flows from operating activities plus cash distributions from equity investments in real estate and CPA® REITs in excess of equity income as a supplemental measure of liquidity in evaluating our ability to sustain distributions to shareholders. We consider this measure useful as a supplemental measure to the extent the source of distributions in excess of equity income is the result of non-cash charges, such as depreciation and amortization, because it allows us to evaluate the cash flows from consolidated and unconsolidated investments in a comparable manner. In deriving this measure, we exclude cash distributions from equity investments in real estate and CPA® REITs that are sourced from sales of equity investee’s assets or refinancing of debt because they are deemed to be returns on our investment.
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
W. P. Carey 2010 10-K — 26

Results of Operations
A summary of comparative results of these business segments is as follows:
Investment Management (in thousands)

	Years ended December 31,
	2010	2009	Change	2009	2008	Change
Revenues
Asset management revenue	$76,246	$76,621	$(375)	$76,621	$80,714	$(4,093)
Structuring revenue	44,525	23,273	21,252	23,273	20,236	3,037
Wholesaling revenue	11,096	7,691	3,405	7,691	5,208	2,483
Reimbursed costs from affiliates	60,023	47,534	12,489	47,534	41,100	6,434

	191,890	155,119	36,771	155,119	147,258	7,861

Operating Expenses
General and administrative	(69,007)	(58,819)	(10,188)	(58,819)	(55,587)	(3,232)
Reimbursable costs	(60,023)	(47,534)	(12,489)	(47,534)	(41,100)	(6,434)
Depreciation and amortization	(4,652)	(3,807)	(845)	(3,807)	(4,515)	708

	(133,682)	(110,160)	(23,522)	(110,160)	(101,202)	(8,958)

Other Income and Expenses
Other interest income	1,145	1,538	(393)	1,538	2,261	(723)
Income (loss) from equity investments in CPA® REITs	14,948	(340)	15,288	(340)	6,211	(6,551)
Other income and (expenses)	334	4,099	(3,765)	4,099	1,850	2,249

	16,427	5,297	11,130	5,297	10,322	(5,025)

Income from continuing operations before income taxes	74,635	50,256	24,379	50,256	56,378	(6,122)
Provision for income taxes	(25,052)	(21,038)	(4,014)	(21,038)	(22,432)	1,394

Net income from investment management	49,583	29,218	20,365	29,218	33,946	(4,728)
Add: Net loss attributable to noncontrolling interests	2,372	2,374	(2)	2,374	2,420	(46)
Less: Net income attributable to redeemable noncontrolling interests	(1,293)	(2,258)	965	(2,258)	(1,508)	(750)

Net income from investment management attributable to W. P. Carey members	$50,662	$29,334	$21,328	$29,334	$34,858	$(5,524)

Asset Management Revenue
We earn asset-based management and performance revenue from the CPA® REITs based on the value of their real estate-related assets under management. This asset management revenue may increase or decrease depending upon (i) increases in the CPA® REIT asset bases as a result of new investments; (ii) decreases in the CPA® REIT asset bases as a result of sales of investments; (iii) increases or decreases in the appraised value of the real estate-related assets in the CPA® REIT investment portfolios; and (iv) whether the CPA® REITs are meeting their performance criteria. Each CPA® REIT met its performance criteria for all periods presented. The availability of funds for new investments is substantially dependent on our ability to raise funds for investment by the CPA® REITs.
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, asset management revenue decreased by $0.4 million. Asset management revenue from the CPA® REITs decreased by $3.1 million as a result of declines in the appraised value of the real estate-related assets of CPA®:14, CPA®:15 and CPA®:16 — Global at December 31, 2009. This decrease was substantially offset by an increase in revenue of $2.6 million from CPA®:17 — Global as a result of new investments entered into during 2009 and 2010.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, asset management revenue decreased by $4.1 million, primarily due to declines in the appraised value of the real estate-related assets of CPA®:14, CPA®:15 and CPA®:16 — Global at December 31, 2008.
W. P. Carey 2010 10-K — 27

Structuring Revenue
We earn structuring revenue when we structure and negotiate investments and debt placement transactions for the CPA® REITs. Structuring revenue is dependent on investment activity, which is subject to significant period-to-period variation. Investment volume on behalf of the CPA® REITs was $1.0 billion in 2010, $507.7 million in 2009 and $457.3 million in 2008. Included in the 2010 and 2008 investment activity were $91.7 million of real estate-related loans originated by us and $20.0 million of CMBS, respectively, acquired on behalf of CPA®:17 — Global, for which we earned structuring revenues of 1% compared to an average of 4.5% that we generally earn for structuring long-term net lease investments.
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, structuring revenue increased by $21.3 million, primarily due to higher investment volume in 2010 compared to 2009.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, structuring revenue increased by $3.0 million, primarily due to higher investment volume in 2009 compared to 2008.
Wholesaling Revenue
We earn wholesaling revenue based on the number of shares sold in connection with CPA®:17 — Global’s initial public offering. Wholesaling revenue earned is offset by underwriting costs incurred in connection with the offering, which are included in general and administrative expenses.
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, wholesaling revenue increased by $3.4 million primarily due to an increase in the number of shares sold related to CPA®:17 — Global’s initial public offering in 2010 compared to 2009. As described in Current Trends — Fundraising above, we have made a concerted effort over the past two years to broaden our distribution channels, which has led to stronger fundraising results in each year.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, wholesaling revenue increased by $2.5 million primarily due to an increase in the number of shares sold related to CPA®:17 — Global’s initial public offering in 2009 compared to 2008.
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
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, reimbursed and reimbursable costs increased by $12.5 million, primarily due to a higher level of commissions paid to broker-dealers related to CPA®:17 — Global’s initial public offering related to a corresponding increase in funds raised.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, reimbursed and reimbursable costs increased by $6.4 million, primarily due to a higher level of commissions paid to broker-dealers related to CPA®:17 — Global’s initial public offering related to a corresponding increase in funds raised.
General and Administrative
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, general and administrative expenses increased by $10.2 million, primarily due to increases in compensation-related costs of $5.8 million, underwriting costs of $3.7 million and business development costs of $0.9 million. Compensation-related costs were $6.8 million higher in 2010 primarily due to an increase in commissions to investment officers and our expected bonus payout as a result of the higher investment volume during 2010, partially offset by a $2.0 million decrease in stock-based compensation expense due to the resignations of two senior officers during 2010. Underwriting costs related to CPA®:17 — Global’s offering are generally offset by wholesaling revenue, which we earn based on the number of shares of CPA®:17 — Global sold.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, general and administrative expenses increased by $3.2 million, primarily due to increases in compensation-related costs of $4.8 million and underwriting costs of $2.3 million. These increases were partially offset by decreases in professional fees of $2.9 million and business development costs of $1.4 million.
W. P. Carey 2010 10-K — 28

Compensation-related costs were higher in 2009 due to several factors, including an increase of $2.3 million in the amortization of stock-based compensation to key officers and directors, which reflected two years of grants under a new long-term incentive program initiated in 2008, and a $1.7 million increase in bonuses resulting primarily from higher investment volume in 2009 as compared to 2008. Professional fees primarily represent auditing, tax, legal and consulting services. Professional fees overall were lower in 2009 primarily due to the write-off in 2008 of previously capitalized offering costs totaling $1.6 million related to the proposed offering of Carey Watermark (Note 2) and fees incurred in 2008 in connection with a settlement we entered into with the SEC with respect to a previously disclosed investigation (Note 9) and the opening of our asset management office in Amsterdam. These decreases in professional fees were partially offset by transaction-related costs of $1.0 million incurred in connection with a Carey Storage transaction during 2009 (Note 4).
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
2010 vs. 2009 — For the year ended December 31, 2010, we recognized income from equity investments in the CPA® REITs of $14.9 million, compared to a loss of $0.3 million in 2009, primarily due to a reduction in impairment charges recognized by the CPA® REITs, which are estimated to total approximately $40.7 million in 2010, compared to $170.0 million in 2009. In addition, CPA®:14’s results of operations during 2010 included a gain on extinguishment of debt of $11.4 million and a gain on deconsolidation of a subsidiary of $12.9 million. CPA®:15 and CPA®:16 — Global’s results of operations during 2010 each also included a gain on the deconsolidation of a subsidiary of $12.8 million and $7.1 million, respectively. For CPA®:17 — Global, we receive up to 10% of distributions of available cash from its operating partnership. For 2010 and 2009, we received $4.5 million and $2.2 million, respectively, in cash under this provision.
2009 vs. 2008 — For the year ended December 31, 2009, loss from equity investments in the CPA® REITs was $0.3 million, compared to income of $6.2 million in 2008, primarily due to higher impairment charges recognized by the CPA® REITs, which totaled $170.0 million in 2009, compared to $40.4 million in 2008. In addition, the CPA® REITs recognized income totaling $20.0 million during 2008 related to the SEC Settlement. These factors were partially offset by an increase in net gains on sales of properties totaling $25.8 million recognized by the CPA® REITs in 2009 over 2008 as well as the $2.2 million cash distribution received in 2009 from CPA®:17 — Global’s operating partnership.
Other Income and (Expenses)
2010 — During 2010, we recognized other income of $0.3 million primarily due to gains realized on foreign currency transactions for the repatriation of cash from foreign countries.
2009 — During 2009, we recognized other income of $4.1 million primarily related to a settlement of a dispute with a vendor regarding certain fees we paid in prior years for services they performed.
2008 — We recognized other income of $1.9 million during 2008 primarily related to an insurance reimbursement of certain professional services costs incurred in connection with the now settled SEC investigation.
Provision for Income Taxes
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, our provision for income taxes increased by $4.0 million, primarily due to an increase in income from continuing operations before income taxes.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, our provision for income taxes decreased by $1.4 million, primarily due to a reduction in income from continuing operations before income taxes.
Net Income from Investment Management Attributable to W. P. Carey Members
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, the resulting net income from investment management attributable to W. P. Carey members increased by $21.3 million.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, the resulting net income from investment management attributable to W. P. Carey members decreased by $5.5 million.
W. P. Carey 2010 10-K — 29

Real Estate Ownership (in thousands)

	Years ended December 31,
	2010	2009	Change	2009	2008	Change
Revenues
Lease revenues	$63,450	$62,324	$1,126	$62,324	$66,784	$(4,460)
Other real estate income	18,570	14,907	3,663	14,907	20,658	(5,751)

	82,020	77,231	4,789	77,231	87,442	(10,211)

Operating Expenses
Depreciation and amortization	(19,317)	(18,631)	(686)	(18,631)	(18,567)	(64)
Property expenses	(10,888)	(7,113)	(3,775)	(7,113)	(6,496)	(617)
General and administrative	(4,422)	(5,000)	578	(5,000)	(7,082)	2,082
Other real estate expenses	(8,121)	(7,308)	(813)	(7,308)	(8,196)	888
Impairment charges	(9,512)	(3,516)	(5,996)	(3,516)	(473)	(3,043)

	(52,260)	(41,568)	(10,692)	(41,568)	(40,814)	(754)

Other Income and Expenses
Other interest income	123	175	(52)	175	622	(447)
Income from equity investments in real estate	16,044	13,765	2,279	13,765	7,987	5,778
Gain on sale of investment in direct financing lease	—	—	—	—	1,103	(1,103)
Other income and (expenses)	1,073	3,258	(2,185)	3,258	(406)	3,664
Interest expense	(16,234)	(14,979)	(1,255)	(14,979)	(18,598)	3,619

	1,006	2,219	(1,213)	2,219	(9,292)	11,511

Income from continuing operations before income taxes	30,766	37,882	(7,116)	37,882	37,336	546
Provision for income taxes	(770)	(1,755)	985	(1,755)	(1,089)	(666)

Income from continuing operations	29,996	36,127	(6,131)	36,127	36,247	(120)
(Loss) income from discontinued operations	(4,628)	5,223	(9,851)	5,223	8,412	(3,189)

Net income from real estate ownership	25,368	41,350	(15,982)	41,350	44,659	(3,309)
Less: Net income attributable to noncontrolling interests	(2,058)	(1,661)	(397)	(1,661)	(1,470)	(191)

Net income from real estate ownership attributable to W. P. Carey members	$23,310	$39,689	$(16,379)	$39,689	$43,189	$(3,500)

W. P. Carey 2010 10-K — 30

The following table presents the components of our lease revenues (in thousands):

	Years ended December 31,
	2010	2009	2008
Rental income	$53,356	$51,705	$55,856
Interest income from direct financing leases	10,094	10,619	10,928

	$63,450	$62,324	$66,784

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Years ended December 31,
Lessee	2010	2009	2008
CheckFree Holdings, Inc. (a)	$5,103	$4,964	$4,829
The American Bottling Company	4,390	4,591	4,563
Bouygues Telecom, S.A. (a) (b) (c) (d)	3,852	6,410	6,215
Orbital Sciences Corporation (e)	3,611	2,771	2,939
JP Morgan Chase Bank, N.A. (f)	3,448	—	—
Titan Corporation	2,912	2,912	2,912
AutoZone, Inc.	2,241	2,228	2,210
Unisource Worldwide, Inc. (g)	1,923	1,668	1,678
Quebecor Printing, Inc.	1,916	1,919	1,941
Sybron Dental Specialties Inc. (d)	1,816	1,953	1,770
Jarden Corporation	1,614	1,614	1,625
BE Aerospace, Inc.	1,580	1,580	1,580
Eagle Hardware & Garden, a subsidiary of Lowe’s Companies	1,568	1,574	1,486
Omnicom Group Inc. (h)	1,518	1,251	1,251
CSS Industries, Inc.	1,516	1,570	1,570
Career Education Corporation	1,502	1,502	1,502
Sprint Spectrum, L.P.	1,425	1,425	1,425
Enviro Works, Inc. (c)	1,255	1,426	1,421
Other (a) (b)	20,260	20,966	25,867

	$63,450	$62,324	$66,784

(a)	These revenues are generated in consolidated ventures, generally with our affiliates, and on a combined basis, include lease revenues applicable to noncontrolling interests totaling $3.8 million, $3.7 million and $3.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(b)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during both 2010 and 2009 strengthened by approximately 5% in comparison to the respective prior years, resulting in a negative impact on lease revenues for our Euro-denominated investments in 2010 and 2009.

(c)	The decrease in 2010 was due to lease restructuring in January 2010.

(d)	The increase in 2009 was due to CPI-based (or equivalent) rent increase.

(e)	The increase in 2010 was due to an expansion at this facility completed in January 2010.

(f)	We acquired this investment in February 2010.

(g)	The increase in 2010 was due to a rent increase as a result of a lease renewal in October 2009.

(h)	The increase in 2010 reflects the accelerated amortization of below-market rent intangibles as a result of the tenant not renewing its lease with us.
W. P. Carey 2010 10-K — 31

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these ventures. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (dollars in thousands):

	Ownership
	Interest at	Years ended December 31,
Lessee	December 31, 2010	2010	2009	2008
The New York Times Company (a)	18%	$26,768	$21,751	$—
Carrefour France, SAS (b)	46%	19,618	21,481	21,387
Federal Express Corporation	40%	7,121	7,044	6,967
Medica — France, S.A. (b)	46%	6,447	6,917	7,169
Schuler A.G. (b)	33%	6,208	6,568	6,802
U. S. Airways Group, Inc. (c)	75%	4,421	4,356	—
Information Resources, Inc. (d)	33%	4,164	4,973	4,972
Amylin Pharmaceuticals, Inc. (e)	50%	4,027	3,635	3,343
Hologic, Inc.	36%	3,528	3,387	3,317
Consolidated Systems, Inc.	60%	1,831	1,831	1,831
Childtime Childcare, Inc.	34%	1,303	1,332	1,248
The Retail Distribution Group (f)	40%	206	1,020	808

		$85,642	$84,295	$57,844

(a)	We acquired our interest in this investment in March 2009.

(b)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during both 2010 and 2009 strengthened by approximately 5% in comparison to the respective prior years, resulting in a negative impact on lease revenues for our Euro-denominated investments in 2010 and 2009.

(c)	In 2009, we recorded an adjustment to record this entity under the equity method. This entity had previously been accounted for under the proportionate consolidation method (Note 2). During 2008, this entity recorded lease revenue of $3.1 million.

(d)	The decrease in 2010 was due to lease restructuring in 2010.

(e)	The increase in 2010 was due to a CPI-based (or equivalent) rent increase and lease restructuring.

(f)	In March 2010, this venture completed the sale of this property and we have no further economic interest in this venture. The increase in 2009 was due to CPI-based (or equivalent) rent increase.
The above table does not reflect our share of interest income from our 5% interest in a venture that has a note receivable. The venture recognized interest income of $24.2 million, $27.1 million and $37.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. This amount represents the total amount attributable to the entire venture, not our proportionate share, and is subject to fluctuations in the exchange rate of the Euro.
Lease Revenues
Our net leases generally have rent adjustments based on formulas indexed to changes in the CPI or other similar indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are intended to increase lease revenues in the future. We own international investments, and therefore lease revenues from these investments are subject to fluctuations in exchange rates in foreign currencies.
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, lease revenues increased by $1.1 million, primarily due to $6.0 million in lease revenue from investments we entered into and an expansion we placed into service during 2010, which was substantially offset by the impact of recent tenant activity (including lease restructurings, lease expirations and property sales), which reduced lease revenues by $5.2 million.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, lease revenues decreased by $4.5 million, primarily due to the impact of recent tenant activity (including lease restructurings, lease expirations and property sales), which resulted in a reduction to lease revenues of $3.4 million. In addition, the reclassification of the U.S. Airways Group, Inc. property to an equity investment in real estate in 2009 resulted in a decrease of $3.1 million to lease revenues. These decreases were partially offset by scheduled rent increases at several properties totaling $1.6 million.
W. P. Carey 2010 10-K — 32

Other Real Estate Income
Other real estate income generally consists of revenue from Carey Storage, a subsidiary that invests in domestic self-storage properties, and Livho, Inc. (“Livho”), a subsidiary that operates a hotel franchise in Livonia, Michigan. Other real estate income also includes lease termination payments and other non-rent related revenues from real estate ownership including, but not limited to, settlements of claims against former lessees. We receive settlements in the ordinary course of business; however, the timing and amount of settlements cannot always be estimated.
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, other real estate income increased by $3.7 million, primarily due to increases in reimbursable tenant costs of $2.7 million as well as income of $1.5 million from the eight properties that Carey Storage acquired in the third quarter of 2010. These increases were partially offset by a decrease in lease termination income of $1.0 million. Reimbursable tenant costs are recorded as both revenue and expenses and therefore have no impact on our results of operations.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, other real estate income decreased by $5.8 million, primarily due to lower lease termination income recognized in 2009. In 2008, we recorded lease termination fees totaling $7.5 million, partially offset by the write-off of certain intangible assets totaling $1.0 million. Increases in reimbursable tenant costs were substantially offset by a reduction in income from Livho, whose operations were impacted by the economic downturn.
Depreciation and Amortization
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, depreciation and amortization increased by $0.7 million primarily due to depreciation and amortization of $2.3 million related to investments we entered into and an expansion we placed into service during 2010, partially offset by a $1.0 million write-off of intangible assets as a result of a lease termination in June 2009, resulting in higher amortization in 2009, and a $0.5 million decrease in depreciation and amortization as a result of several assets becoming fully depreciated or amortized.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, depreciation and amortization increased by $0.1 million. The $1.0 million write-off of intangible assets in 2009 was substantially offset by a decrease in depreciation and amortization of $0.7 million as a result of a reclassification of a property in 2009 to an equity investment that had previously been accounted for under the proportionate consolidation method.
Property Expenses
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, property expenses increased by $3.8 million primarily due to an increase in reimbursable tenant costs of $2.7 million. The remainder of the increase in property expenses was due to two tenants vacating properties during 2010.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, property expenses increased by $0.6 million primarily due to increases in reimbursable tenant costs.
General and Administrative
General and administrative expenses were $4.4 million, $5.0 million and $7.1 million in 2010, 2009 and 2008, respectively. The $2.1 million decrease in general and administrative expenses for the year ended December 31, 2009 as compared to 2008 was primarily due to decreases in professional expenses of $1.1 million and business development costs of $0.5 million. Professional fees in 2008 reflected costs incurred in connection with opening our asset management office in Amsterdam.
W. P. Carey 2010 10-K — 33

Impairment Charges
For the years ended December 31, 2010, 2009 and 2008, we recorded impairment charges related to our continuing real estate ownership operations totaling $9.5 million, $3.5 million and $0.5 million, respectively. The table below summarizes the impairment charges recorded for the past three fiscal years for both continuing and discontinued operations (in thousands):

Lessee	2010	2009	2008	Triggering Events
The American Bottling Company	$—	$1,571	$—	Decline in unguaranteed residual value of properties
Brown Institute Ltd.	5,623	—	—	Tenant not renewing lease and debt maturing
Faurecia Exhaust Systems, Inc.	—	49	—	Decline in unguaranteed residual value of property
Penberthy Inc.	481	—	—	Tenant not renewing lease; potential sale
Sybron Dental Specialties Inc.	1,140	996	473	Decline in unguaranteed residual value of properties
Sam’s East Inc.	2,268	—	—	Potential sale
Winn-Dixie Montgomery, Inc.	—	900	—	Tenant vacated; potential sale

Impairment charges from continuing operations	$9,512	$3,516	$473

Affiliated Foods Southwest, Inc.	$308	$1,200	$—	Properties sold for less than carrying value
BellSouth Telecommunications, Inc.	—	3,138	—	Property sold for less than carrying value
PPD Development, L. P.	5,561	—	—	Properties sold for less than carrying value
Tranco Logistics LLC	—	580	538	Property sold for less than carrying value
Vertafore Inc.	—	1,990	—	Property sold for less than carrying value

Impairment charges from discontinued operations	$5,869	$6,908	$538

Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have a noncontrolling interest but over which we exercise significant influence.
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, income from equity investments in real estate increased by $2.3 million, primarily due to income of $2.5 million recognized by us from a venture, Retail Distribution, in connection with selling its property in March 2010, as well as an increase in income of $0.7 million in 2010 due to higher foreign taxes incurred in 2009 on our international ventures. In addition, income from the Amylin venture increased by $0.4 million as a result of its purchase accounting adjustment becoming fully amortized as well as higher rental income recognized in connection with a lease restructuring in 2009. These increases were partially offset by the other-than-temporary impairment charge of $1.4 million recognized during 2010 on the Schuler venture to reflect the decline in the estimated fair value of the venture’s underlying net assets in comparison with the carrying value of our interest.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, income from equity investments in real estate increased by $5.8 million, primarily due to our investment in The New York Times transaction in March 2009, which contributed income of $3.5 million in 2009. In addition, during 2009 we recorded income of $1.6 million from an equity investment that had previously been accounted for under the proportionate consolidation method (Note 2).
Gain on Sale of Investment in Direct Financing Lease
During the year ended December 31, 2008, we sold our investment in a direct financing lease for $5.0 million, net of selling costs, and recognized a gain on sale of $1.1 million.
Other Income and (Expenses)
Other income and (expenses) consists primarily of gains and losses on foreign currency transactions and derivative instruments as well as the Investor’s profit-sharing interest in income or losses from Carey Storage. We and certain of our foreign consolidated subsidiaries have intercompany debt and/or advances that are not denominated in the entity’s functional currency. When the intercompany debt or accrued interest thereon is remeasured against the functional currency of the entity, a gain or loss may result. For intercompany transactions that are of a long-term investment nature, the gain or loss is recognized as a cumulative translation adjustment in other comprehensive income. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments.
W. P. Carey 2010 10-K — 34

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, other income decreased by $2.2 million. Results for 2009 included a $7.0 million gain recognized by Carey Storage on the repayment of the $35.0 million outstanding balance on its secured credit facility for $28.0 million, partially offset by the Investor’s profit-sharing interest in the gain totaling $4.2 million.
2009 vs. 2008 — For the year ended December 31, 2009, we recognized other income of $3.3 million, compared to other expenses of $0.4 million in 2008. The other income in 2009 was primarily comprised of the net gain recognized by Carey Storage as described above. The other expenses in 2008 were primarily due to foreign currency transactions. Fluctuations in foreign currency exchange rates did not have a significant impact in 2009.
Interest Expense
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, interest expense increased by $1.3 million, primarily as a result of mortgage financing obtained in connection with our investment activities during 2010.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, interest expense decreased by $3.6 million, including $1.8 million resulting from Carey Storage’s repayment of its $35.0 million outstanding balance on its secured credit facility in January 2009. In addition, interest expense on our line of credit decreased by $1.1 million compared to 2008, primarily due to a lower average annual interest rate, partially offset by a higher average outstanding balance during 2009. The weighted average annual interest rate on advances on the line of credit at December 31, 2009 was 1.3%, compared to 2.6% at December 31, 2008. An out-of-period adjustment as described in Note 2 also resulted in a reduction of $1.1 million in interest expense for 2009.
(Loss) Income from Discontinued Operations
2010 — For the year ended December 31, 2010, loss from discontinued operations was $4.6 million, primarily due to impairment charges recognized of $5.9 million. These charges were partially offset by income generated from the operations of these properties of $0.8 million and a net gain on the sales of these properties of $0.5 million.
2009 — For the year ended December 31, 2009, we earned income from discontinued operations of $5.2 million. During 2009, we sold five domestic properties and recognized a net gain of $7.7 million. We also recognized income generated from the operations of these properties of $4.4 million. These increases in income were partially offset by impairment charges recognized on these properties of $6.9 million.
2008 — For the year ended December 31, 2008, we earned income from discontinued operations of $8.4 million, which primarily consisted of income generated from the operations of properties that were sold of $5.1 million and proceeds received from a former tenant in payment of a $3.8 million legal judgment in our favor, partially offset by a $0.5 million impairment charge.
Impairment charges relating to our continuing operations for 2010, 2009 and 2008 are described in Impairment Charges above.
Net Income from Real Estate Ownership Attributable to W. P. Carey Members
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, the resulting net income from real estate ownership attributable to W. P. Carey members decreased by $16.4 million.
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
W. P. Carey 2010 10-K — 35

Operating Activities
Cash flow from operating activities increased in 2010 as compared to 2009. Increases in net income, which were driven primarily by revenues earned in connection with higher investment volume on behalf of the CPA® REITs, were partially offset by a decline in the amount of deferred acquisition revenue received and lower cash flow in our real estate ownership segment.
During 2010, we received revenue of $40.3 million in cash from providing asset-based management services to the CPA® REITs as compared to $42.1 million in 2009. This amount does not include revenue received from the CPA® REITs in the form of shares of their restricted common stock rather than cash (see below). During 2010, we received revenue of $25.4 million in connection with structuring investments and debt refinancing on behalf of the CPA® REITs as compared to $13.1 million in 2009. Deferred acquisition revenue received was lower during 2010 as compared to 2009, primarily due to a shift in the timing of when deferred acquisition revenue is received as well as lower investment volume by the CPA® REITs in prior year periods. For CPA®:14, CPA®:15 and CPA®:16 — Global, we receive deferred acquisition revenue in annual installments each January. For CPA®:17 — Global, such revenue is received annually based on the quarter that a transaction is completed.
During 2010, our real estate ownership segment provided cash flows (contractual lease revenues, net of property-level debt service) of approximately $49.9 million, which represents a decrease of $7.0 million from 2009, primarily due to lower contractual lease revenues received in 2010 as a result of recent tenant activity (including lease restructurings, lease expirations and property sales).
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
Investing Activities
Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and capitalized property-related costs. During 2010, we used $96.9 million to acquire several investments, including $47.6 million for a domestic investment, $27.2 million for an investment in Spain and $22.1 million for Carey Storage’s investments in eight self-storage properties. We partially funded the domestic investment with $36.1 million from the escrowed proceeds of a sale of a property in December 2009. In connection with the Spain investment, we paid foreign valued-added taxes of $4.2 million, which we expect to recover in the future. Cash inflows during 2010 included $18.8 million in distributions from equity investments in real estate and the CPA® REITs in excess of cumulative equity income, inclusive of distributions of $5.5 million from the Federal Express venture as a result of refinancing its maturing debt and $3.6 million received from the Retail Distribution venture in connection with the sale of its property. We also received proceeds of $14.6 million from the sale of seven properties in 2010.
Financing Activities
During 2010, we paid distributions to shareholders of $92.6 million, inclusive of a special distribution of $0.30 per share, or $11.8 million, that was paid in January 2010 to shareholders of record at December 31, 2009, and paid distributions of $5.1 million to affiliates who hold noncontrolling interests in various entities with us and an Investor who holds a profit-sharing interest in Carey Storage. We also made scheduled mortgage principal payments of $14.3 million and received mortgage loan proceeds totaling $56.8 million, including $35.0 million obtained for an investment we entered into in February 2010 and $15.5 million obtained in connection with Carey Storage’s investment in eight self-storage facilities in 2010. Borrowings under our line of credit increased overall by $30.8 million since December 31, 2009 and were comprised of gross borrowings of $83.3 million and repayments of $52.5 million. Borrowings under our line of credit were used primarily to finance our portion of the investments we acquired in 2010 and to fund distributions to shareholders. In addition, we received contributions of $18.0 million from holders of noncontrolling interests and a profit-sharing interest, including the $9.6 million received in connection with the investment in Spain and $3.7 million received in connection with the self-storage investments. During 2010, we also received $3.7 million from the issuance of shares of our common stock in connection with our stock-based compensation plans.
W. P. Carey 2010 10-K — 36

Summary of Financing
The table below summarizes our non-recourse long-term debt and credit facility (dollars in thousands):

	December 31,
	2010	2009
Balance
Fixed rate	$147,872	$147,060
Variable rate (a)	249,110	179,270

	$396,982	$326,330

Percent of total debt
Fixed rate	37%	45%
Variable rate (a)	63%	55%

	100%	100%

Weighted average interest rate at end of year
Fixed rate	6.0%	6.2%
Variable rate (a)	2.5%	2.9%

(a)	Variable rate debt at December 31, 2010 included (i) $141.8 million outstanding under our line of credit, (ii) $48.0 million that had been effectively converted to fixed rates through interest rate swap derivative instruments and (iii) $54.4 million in mortgage obligations that bore interest at fixed rates but which have interest rate reset features that may change the interest rates to then-prevailing market fixed rates (subject to specified caps) at certain points during their term.
Cash Resources
At December 31, 2010, our cash resources consisted of the following:
•	Cash and cash equivalents totaling $64.7 million. Of this amount, $7.1 million, at then current exchange rates, was held in foreign bank accounts, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;
•	A line of credit with unused capacity of $108.3 million. The line of credit is available to us and may also be used to loan funds to our affiliates. Our lender has issued letters of credit totaling $6.8 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under this facility. In addition, in January 2011, we made a $90.0 million short-term loan due in March of 2011 to an affiliate for the purpose of acquiring an investment, which we funded with proceeds from our line of credit; and
•	We also had unleveraged properties that had an aggregate carrying value of $232.6 million, although given the current economic environment, there can be no assurance that we would be able to obtain financing for these properties.
Our cash resources can be used for working capital needs and other commitments and may be used for future investments. We continue to evaluate fixed-rate financing options, such as obtaining non-recourse financing on our unleveraged properties. Any financing obtained may be used for working capital objectives and/or may be used to pay down existing debt balances.
Line of Credit
A summary of our line of credit is provided below (in thousands):

	December 31, 2010		December 31, 2009
	Outstanding	Maximum	Outstanding	Maximum
	Balance	Available	Balance	Available
Line of credit	$141,750	$250,000	$111,000	$250,000
W. P. Carey 2010 10-K — 37

We have a $250.0 million unsecured revolving line of credit that is scheduled to mature in June 2011. Pursuant to the terms of the credit agreement, the line of credit can be increased up to $300.0 million at the discretion of the lenders. Additionally, as long as there has been no default, we may extend the line of credit at our discretion, within 90 days of, but not less than 30 days prior to, expiration, for an additional year. Such extension is subject to the payment of an extension fee equal to 0.125% of the total commitments under the facility at that time. We currently intend to extend this line for an additional year.
The line of credit provides for an annual interest rate, at our election, of either (i) London inter-bank offered rate (“LIBOR”) plus a spread that ranges from 75 to 120 basis points depending on our leverage, or (ii) the greater of the lender’s prime rate and the Federal Funds Effective Rate plus 50 basis points. In addition, we pay an annual fee ranging between 12.5 and 20 basis points of the unused portion of the line of credit, depending on our leverage ratio. Based on our leverage ratio at December 31, 2010, we pay interest at LIBOR, or 0.25%, plus 90 basis points and pay 15 basis points on the unused portion of the line of credit.
The credit agreement stipulates six financial covenants that require us to maintain the following ratios and benchmarks at the end of each quarter (the quoted variables are specifically defined in the credit agreement):
(i)	a “maximum leverage” ratio, which requires us to maintain a ratio for “total outstanding indebtedness” to “total value” of 60% or less;
(ii)	a “maximum secured debt” ratio, which requires us to maintain a ratio for “total secured outstanding indebtedness” (inclusive of permitted “indebtedness of subsidiaries”) to “total value” of 50% or less;
(iii)	a “minimum combined equity value,” which requires us to maintain a “total value” less “total outstanding indebtedness” of at least $550.0 million. This amount must be adjusted in the event of any securities offering by adding 85% of the “fair market value of all net offering proceeds”;
(iv)	a “minimum fixed charge coverage ratio,” which requires us to maintain a ratio for “adjusted total EBITDA” to “fixed charges” of 1.75 to 1.0;
(v)	a “maximum dividend payout,” which requires us to ensure that the total of “restricted payments” made in the current quarter, when added to the total for the three preceding fiscal quarters, shall not exceed 90% of “adjusted total EBITDA” for the four preceding fiscal quarters. “Restricted payments” include quarterly dividends and the total amount of shares repurchased by us in excess of $10.0 million per year; and
(vi)	a limitation on “recourse indebtedness,” which prohibits us from incurring additional secured indebtedness other than “non-recourse indebtedness” or indebtedness that is recourse to us that exceeds $50.0 million or 5% of the “total value,” whichever is greater.
We were in compliance with these covenants at December 31, 2010.
Cash Requirements
During 2011, we expect that cash payments will include paying distributions to shareholders and to our affiliates who hold noncontrolling interests in entities we control and making scheduled mortgage principal payments, including mortgage balloon payments totaling $27.3 million, as well as other normal recurring operating expenses. In addition, our share of balloon payments during the next twelve months on our unconsolidated ventures totals $9.2 million. See below for cash requirements related to the Proposed Merger.
We expect to fund future investments, any capital expenditures on existing properties and scheduled debt maturities on non-recourse mortgage loans through use of our cash reserves or unused amounts on our line of credit.
Expected Impact of Proposed Merger and Asset Sale
If approved, we currently expect the Proposed Merger of CPA®:14 and CPA®:16 — Global and the asset sale from CPA®:14 to us to have the following impact on our liquidity and results of operations; however there can be no assurance that these transactions will be completed.
In connection with the Proposed Merger, we expect to earn $52.5 million in disposition and termination fees from CPA®:14. We currently expect to receive our $31.2 million termination fee in shares of CPA®:14, which will then be exchanged at our election into shares of CPA®:16–Global in order to facilitate this transaction. Based on our ownership of CPA®:14 common stock as of December 31, 2010, we also expect to receive distributions totaling approximately $8.0 million, as part of the special $1.00 per share cash distribution to CPA®:14 shareholders. We have agreed to purchase three properties from CPA®:14, in which we already have a joint venture interest, for an aggregate purchase price of $32.1 million, plus the assumption of approximately $64.7 million of indebtedness. These properties all have remaining lease terms of less than 8 years, which are shorter than the average lease term of CPA® :16–Global’s portfolio of properties. Consequently, CPA®:16–Global required that these assets be sold by CPA®:14 prior to the Proposed Merger.
W. P. Carey 2010 10-K — 38

The board of directors of each of CPA®:16 — Global and CPA®:14 have the ability, but not the obligation, to terminate the transaction if more than 50% of the shareholders of CPA®:14 elect to receive cash in the Proposed Merger. Assuming that holders of 50% of CPA®:14’s outstanding stock elect to receive cash in the Proposed Merger, then the maximum cash required by CPA®:16 — Global to purchase these shares would be approximately $416.1 million, based on the total shares of CPA®:14 outstanding at December 31, 2010. If the cash on hand and available to CPA®:14 and CPA®:16 — Global, including the proceeds of the CPA®:14 Asset Sales and the $300.0 million senior credit facility of CPA®:16 — Global, is not sufficient to enable CPA®:16 — Global to fulfill cash elections in the Proposed Merger by CPA®:14 shareholders, we have agreed to purchase a sufficient number of shares of CPA®:16 — Global stock from CPA®:16 — Global to enable it to pay such amounts to CPA®:14 shareholders.
We currently expect to use the special $1.00 per share cash distribution received from our ownership of CPA®:14 shares, the post-tax proceeds from the disposition revenues, cash on hand, and amounts available under our line of credit to finance our potential obligations in connection with the Proposed Merger and the CPA®:14 Asset Sales, as necessary.
We currently estimate that the properties to be acquired from CPA®:14 will generate annual lease revenue and cash flow totaling approximately $8.8 million and $4.0 million, respectively. This additional cash flow will be partially offset by lower annual asset management revenue approximating $1.0 million, lower annual equity income of approximately $0.9 million, and interest expense incurred related to any borrowing under our credit facility to finance this transaction and the interest payments on the existing non-recourse mortgages relating to the properties to be acquired. Each of these properties has its lease expiration between December 2015 and July 2024, renewable at the tenant’s option. There are no scheduled balloon payments on any of the properties to be acquired from CPA®:14 until July 2017.
Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at December 31, 2010 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands).

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 years
Non-recourse debt — Principal	$255,232	$34,688	$41,742	$52,863	$125,939
Line of credit — Principal	141,750	141,750	—	—	—
Interest on borrowings (a)	78,987	14,753	23,441	20,160	20,633
Operating and other lease commitments (b)	10,790	1,042	2,065	2,013	5,670
Property improvements	1,716	1,716	—	—	—
Other commitments (c)	53	53	—	—	—

	$488,528	$194,002	$67,248	$75,036	$152,242

(a)	Interest on un-hedged variable rate debt obligations was calculated using the applicable variable interest rates and balances outstanding at December 31, 2010.

(b)	Operating and other lease commitments consist primarily of the total minimum rents payable on the lease for our principal offices. We are reimbursed by affiliates for their share of the future minimum rents under an office cost-sharing agreement. These amounts are allocated among the entities based on gross revenues and are adjusted quarterly. The table above excludes the rental obligation under a ground lease of a venture in which we own a 46% interest. This obligation totals approximately $2.9 million over the lease term through January 2063.

(c)	Represents a commitment to contribute capital to an investment in India.
Amounts in the table above related to our foreign operations are based on the exchange rate of the Euro at December 31, 2010. At December 31, 2010, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
Proposed Merger of Affiliates
Assuming that holders of 50% of CPA®:14’s outstanding stock elect to receive cash in the Proposed Merger, then the maximum cash required by CPA®:16 — Global to purchase these shares would be approximately $416.1 million, based on the total shares of CPA®:14 outstanding at December 31, 2010. If the cash on hand and available to CPA®:14 and CPA®:16 — Global, including the proceeds of the CPA®:14 Asset Sales and a new $300.0 million senior credit facility of CPA®:16 — Global, is not sufficient to enable CPA®:16 — Global to fulfill cash elections in the Proposed Merger by CPA®:14 shareholders, we have agreed to purchase a sufficient number of shares of CPA®:16 — Global stock from CPA®:16 — Global to enable it to pay such amounts to CPA®:14 shareholders.
W. P. Carey 2010 10-K — 39

In connection with the Proposed Merger, we entered into a sale and purchase agreement with CPA®:14 pursuant to which we have agreed to purchase CPA®:14’s interests in three properties for an aggregate purchase price of $32.1 million, plus the assumption of approximately $64.7 million of debt. The purchase price was determined by us, relying in part upon a valuation of the properties as of September 30, 2010 performed by a third-party valuation firm. The completion of the sale of assets to us is a condition to the closing of the Proposed Merger. The closing of the CPA®:14 Asset Sales is subject to the closing of the Proposed Merger.
In connection with the Proposed Merger, CAM has agreed to indemnify CPA®:16 — Global if it suffers certain losses arising out of a breach by CPA®:14 of its representations and warranties under the merger agreement and having a material adverse effect on CPA®:16 — Global after the Proposed Merger, up to the amount of fees received by CAM in connection with the Proposed Merger. We have evaluated the exposure related to this indemnification and determined the exposure to be minimal. We have also agreed to pay the expenses of CPA®:14 and CPA®:16 — Global if the merger agreement is terminated under certain circumstances up to a maximum of $4.0 million and $5.0 million, respectively.
Equity Investments in Real Estate
We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. Generally, the underlying investments are jointly owned with our affiliates. Summarized financial information for these ventures and our ownership interest in the ventures at December 31, 2010 are presented below. Summarized financial information provided represents the total amounts attributable to the ventures and does not represent our proportionate share (dollars in thousands):

	Ownership
	Interest at		Total Third
Lessee	December 31, 2010	Total Assets	Party Debt	Maturity Date
Information Resources, Inc. (a)	33%	$46,033	$21,222	1/2011
Childtime Childcare, Inc. (b)	34%	9,335	6,276	1/2011
U. S. Airways Group, Inc.	75%	29,724	18,310	4/2014
The New York Times Company	18%	241,846	116,684	9/2014
Carrefour France, SAS (c)	46%	136,315	103,876	12/2014
Consolidated Systems, Inc.	60%	16,794	11,369	11/2016
Amylin Pharmaceuticals, Inc.	50%	36,617	35,197	7/2017
Medica — France, S.A. (c)	46%	45,277	36,474	10/2017
Federal Express Corporation (d)	40%	43,203	54,000	1/2020
Hologic, Inc.	36%	26,627	14,143	5/2023
Schuler A.G. (c)	33%	68,198	—	N/A

		$699,969	$417,551

(a)	In January 2011, this venture refinanced its existing non-recourse mortgage debt for new non-recourse financing of $15.0 million.

(b)	In January 2011, this venture repaid its maturing non-recourse mortgage loan.

(c)	Dollar amounts shown are based on the exchange rate of the Euro at December 31, 2010.

(d)	In December 2010, this venture refinanced its existing non-recourse mortgage debt with new non-recourse financing of $54.0 million based on the appraised value of the underlying real estate of the venture at that time and distributed the proceeds to the venture partners.
The table above does not reflect our 5% interest in a venture (“Lending Venture”) that holds a note receivable (the “Note Receivable”) from the holder (the “Partner”) of a 75.3% interest in a limited partnership (“Partnership”) owning 37 properties throughout Germany at a total cost of $336.0 million. Concurrently, our affiliates also acquired an interest in a second venture (the “Property Venture”) that acquired the remaining 24.7% ownership interest in the Partnership as well as an option to purchase an additional 75% interest from the Partner by December 2010. Also in connection with this transaction, the Lending Venture obtained non-recourse financing of $284.9 million having a fixed annual interest rate of 5.5%, a term of 10 years and is collateralized by the 37 German properties. In November 2010, the Property Venture exercised a portion of its call option via the Lending Venture whereby the Partner exchanged a 70% interest in the Partnership for a $295.7 million reduction in the Note Receivable. Subsequent to the exercise of the option, the Property Venture now owns a 94.7% interest in the Partnership and retains options to purchase the remaining 5.3% interest from the Partner by December 2012. All dollar amounts are based on the exchange rates of the Euro at the dates of the transactions, and dollar amounts provided represent the total amounts attributable to the ventures and do not represent our proportionate share.
W. P. Carey 2010 10-K — 40

Environmental Obligations
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
Classification of Real Estate Assets
We classify our directly-owned leased assets for financial reporting purposes at the inception of a lease, or when significant lease terms are amended, as either real estate leased under operating leases or net investment in direct financing leases. This classification is based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. We estimate remaining economic life relying in part upon third-party appraisals of the leased assets. We calculate the present value of future minimum rents using the lease’s implicit interest rate, which requires an estimate of the residual value of the leased assets as of the end of the non-cancelable lease term. Estimates of residual values are generally determined by us relying in part upon third-party appraisals. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets. The contractual terms of our leases are not necessarily different for operating and direct financing leases; however, the classification is based on accounting pronouncements that are intended to indicate whether the risks and rewards of ownership are retained by the lessor or substantially transferred to the lessee. We believe that we retain certain risks of ownership regardless of accounting classification. Assets classified as net investment in direct financing leases are not depreciated but are written down to expected residual value over the lease term. Therefore, the classification of assets may have a significant impact on net income even though it has no effect on cash flows.
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
W. P. Carey 2010 10-K — 41

We acquire properties subject to net leases and determine the value of above-market and below-market lease intangibles based on the difference between (i) the contractual rents to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or a similar property, both of which are measured over a period equal to the estimated market lease term. We discount the difference between the estimated market rent and contractual rent to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired, which includes a consideration of the credit of the lessee. Estimates of market rent are generally determined by us relying in part upon a third-party appraisal obtained in connection with the property acquisition and can include estimates of market rent increase factors, which are generally provided in the appraisal or by local brokers.
We evaluate the specific characteristics of each tenant’s lease and any pre-existing relationship with each tenant in determining the value of in-place lease and tenant relationship intangibles. To determine the value of in-place lease intangibles, we consider estimated market rent, estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on assessments of specific market conditions. In determining the value of tenant relationship intangibles, we consider the expectation of lease renewals, the nature and extent of our existing relationship with the tenant, prospects for developing new business with the tenant and the tenant’s credit profile. We also consider estimated costs to execute a new lease, including estimated leasing commissions and legal costs, as well as estimated carrying costs of the property during a hypothetical expected lease-up period. We determine these values using our estimates or by relying in part upon third-party appraisals.
Basis of Consolidation
When we obtain an economic interest in an entity, we evaluate the entity to determine if it is deemed a variable interest entity (“VIE”) and, if so, whether we are deemed to be the primary beneficiary and are therefore required to consolidate the entity. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE under current authoritative accounting guidance, and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of a VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.
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
W. P. Carey 2010 10-K — 42

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
Assets Held for Sale
We classify real estate assets that are accounted for as operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied and we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we calculate its estimated fair value as the expected sale price, less expected selling costs. We base the expected sale price on the contract and the expected selling costs on information provided by brokers and legal counsel. We then compare the asset’s estimated fair value to its carrying value, and if the estimated fair value is less than the property’s carrying value, we reduce the carrying value to the estimated fair value. We will continue to review the initial impairment for subsequent changes in the estimated fair value, and may recognize an additional impairment charge if warranted.
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
Equity Investments in Real Estate and CPA® REITs
We evaluate our equity investments in real estate and in the CPA® REITs on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and to establish whether or not that impairment is other-than-temporary. To the extent impairment has occurred, we measure the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by multiplying the estimated fair value of the underlying venture’s net assets by our ownership interest percentage. For our unconsolidated ventures in real estate, we calculate the estimated fair value of the underlying venture’s real estate or net investment in direct financing lease as described in Real Estate and Direct Financing Leases above. The fair value of the underlying venture’s debt, if any, is calculated based on market interest rates and other market information. The fair value of the underlying venture’s other financial assets and liabilities (excluding net investment in direct financing leases) have fair values that approximate their carrying values. For our investments in the CPA® REITs, we calculate the estimated fair value of our investment using the most recently published NAV of each CPA® REIT.
W. P. Carey 2010 10-K — 43

Marketable Securities
We evaluate our marketable securities for impairment if a decline in estimated fair value below cost basis is considered other-than-temporary. In determining whether the decline is other-than-temporary, we consider the underlying cause of the decline in value, the estimated recovery period, the severity and duration of the decline, as well as whether we plan to sell the security or will more likely than not be required to sell the security before recovery of its cost basis. If we determine that the decline is other-than-temporary, we record an impairment charge to reduce our cost basis to the estimated fair value of the security. Beginning in 2009, the credit component of an other-than-temporary impairment is recognized in earnings while the non-credit component is recognized in Other comprehensive income (“OCI”). Prior to 2009, all portions of other-than-temporary impairments were recorded in earnings.
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
Provision for Uncollected Amounts from Lessees
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees (18 lessees represented 68% of lease revenues during 2010), we believe that it is necessary to evaluate the collectability of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. Therefore, in recognizing our provision for uncollected rents and other tenant receivables, we evaluate actual past due amounts and make subjective judgments as to the collectability of those amounts based on factors including, but not limited to, our knowledge of a lessee’s circumstances, the age of the receivables, the tenant’s credit profile and prior experience with the tenant. Even if a lessee has been making payments, we may reserve for the entire receivable amount from the lessee if we believe there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
Determination of Certain Asset-Based Management and Performance Revenue
We earn asset-based management and performance revenue for providing property management, leasing, advisory and other services to the CPA® REITs. For certain CPA® REITs, this revenue is based on third-party annual estimated valuations of the underlying real estate assets of the CPA® REIT. The valuation uses estimates, including but not limited to market rents, residual values and increases in the CPI and discount rates. Differences in the assumptions applied would affect the amount of revenue that we recognize. The effect of any changes in the annual valuations will affect both revenue and compensation expense and therefore the determination of net income.
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
W. P. Carey 2010 10-K — 44

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
Future Accounting Requirements
In December 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-28, which clarifies when step two of the goodwill impairment test must be performed for entities whose reporting units have a negative carrying value. This ASU will be applicable to us for our annual goodwill impairment evaluation beginning with the year ending December 31, 2011. We do not anticipate that it will have a material impact on our financial position or results of operations.
Subsequent Event
In January 2011, we made a $90.0 million loan to CPA®:17 — Global to fund acquisitions that were closed within the first two weeks of the year. The principal and accrued interest thereon at 1.15% per annum are due to us no later than March 11, 2011. We funded the loan with proceeds from our line of credit.

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
W. P. Carey 2010 10-K — 45

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed rate basis. However, from time to time, we or our venture partners may obtain variable rate non-recourse mortgage loans and, as such, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period, and interest rate caps limit the effective borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At December 31, 2010, we estimate that the fair value of our interest rate swaps and interest rate caps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was a net liability of $0.7 million (Note 12).
At December 31, 2010, a significant portion (approximately 63%) of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The estimated fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed rate debt at December 31, 2010 ranged from 3.1% to 7.8%. The annual interest rates on our variable rate debt at December 31, 2010 ranged from 1.2% to 7.3%. Our debt obligations are more fully described in Financial Condition above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations at December 31, 2010 (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total	Fair value
Fixed rate debt	$26,986	$32,556	$3,466	$3,280	$39,155	$42,429	$147,872	$148,106
Variable rate debt	$149,452	$2,778	$2,942	$3,134	$7,294	$83,510	$249,110	$247,954
The estimated fair value of our fixed rate debt and our variable rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or caps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of such debt at December 31, 2010 by an aggregate increase of $13.6 million or an aggregate decrease of $12.8 million, respectively. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at December 31, 2010 would increase or decrease by $1.5 million for each respective 1% change in annual interest rates. As more fully described in Financial Condition — Summary of Financing in Item 7 above, a portion of the debt classified as variable-rate debt in the tables above bore interest at fixed rates at December 31, 2010 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. Such debt is generally not subject to short-term fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We own investments in the European Union and as a result are subject to risk from the effects of exchange rate movements, primarily in the Euro, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligations to the lender and the tenant’s rental obligations to us in the same currency. We are generally a net receiver of the foreign currency (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the Euro. For the year ended December 31, 2010, we recognized net realized and unrealized foreign currency transaction losses of $0.1 million and $0.3 million, respectively. These losses are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the Euro on accrued interest on notes receivable from wholly-owned subsidiaries.
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
Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases and scheduled payments for mortgage notes payable (principal and interest) for our foreign real estate operations during each of the next five years and thereafter are as follows (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
Future minimum rents (a)	$6,621	$6,380	$3,603	$3,377	$3,377	$44,525	$67,883
Mortgage notes payable (a) (b)	$3,483	$3,408	$3,413	$3,438	$6,356	$18,327	$38,425

(a)	Based on the exchange rate of the Euro at December 31, 2010.

(b)	Interest on unhedged variable debt obligations was calculated using the applicable annual interest rates and balances outstanding at December 31, 2010.
W. P. Carey 2010 10-K — 46

Item 8.	Financial Statements and Supplementary Data.
The following financial statements and schedule are filed as a part of this Report:
Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.
W. P. Carey 2010 10-K — 47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of W. P. Carey & Co. LLC:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of W. P. Carey & Co. LLC and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
February 25, 2011
W. P. Carey 2010 10-K — 48

W. P. CAREY & CO. LLC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2010	2009
Assets
Investments in real estate:
Real estate, at cost (inclusive of amounts attributable to consolidated variable interest entities (“VIEs”) of $39,718 and $52,625, respectively)	$560,592	$525,607
Operating real estate, at cost (inclusive of amounts attributable to consolidated VIEs of $25,665 and $25,665, respectively)	109,851	85,927
Accumulated depreciation (inclusive of amounts attributable to consolidated VIEs of $20,431 and $25,650, respectively)	(122,312)	(112,286)

Net investments in properties	548,131	499,248
Net investments in direct financing leases	76,550	80,222
Equity investments in real estate and CPA® REITs	322,294	304,990

Net investments in real estate	946,975	884,460
Cash and cash equivalents (inclusive of amounts attributable to consolidated VIEs of $86 and $108, respectively)	64,693	18,450
Due from affiliates	38,793	35,998
Intangible assets and goodwill, net	87,768	85,187
Other assets, net (inclusive of amounts attributable to consolidated VIEs of $1,845 and $1,504, respectively)	34,097	69,241

Total assets	$1,172,326	$1,093,336

Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of amounts attributable to consolidated VIEs of $9,593 and $9,850, respectively)	$255,232	$215,330
Line of credit	141,750	111,000
Accounts payable, accrued expenses and other liabilities (inclusive of amounts attributable to consolidated VIEs of $2,275 and $2,286, respectively)	40,808	51,710
Income taxes, net	41,443	43,831
Distributions payable	20,073	31,365

Total liabilities	499,306	453,236

Redeemable noncontrolling interest	7,546	7,692

Commitments and contingencies (Note 8)
Equity:
W. P. Carey members’ equity:
Listed shares, no par value, 100,000,000 shares authorized; 39,454,847 and 39,204,605 shares issued and outstanding, respectively	763,734	754,507
Distributions in excess of accumulated earnings	(145,769)	(138,442)
Deferred compensation obligation	10,511	10,249
Accumulated other comprehensive loss	(3,463)	(681)

Total W. P. Carey members’ equity	625,013	625,633
Noncontrolling interests	40,461	6,775

Total equity	665,474	632,408

Total liabilities and equity	$1,172,326	$1,093,336

See Notes to Consolidated Financial Statements.
W. P. Carey 2010 10-K — 49

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Years ended December 31,
	2010	2009	2008
Revenues
Asset management revenue	$76,246	$76,621	$80,714
Structuring revenue	44,525	23,273	20,236
Wholesaling revenue	11,096	7,691	5,208
Reimbursed costs from affiliates	60,023	47,534	41,100
Lease revenues	63,450	62,324	66,784
Other real estate income	18,570	14,907	20,658

	273,910	232,350	234,700

Operating Expenses
General and administrative	(73,429)	(63,819)	(62,669)
Reimbursable costs	(60,023)	(47,534)	(41,100)
Depreciation and amortization	(23,969)	(22,438)	(23,082)
Property expenses	(10,888)	(7,113)	(6,496)
Other real estate expenses	(8,121)	(7,308)	(8,196)
Impairment charges	(9,512)	(3,516)	(473)

	(185,942)	(151,728)	(142,016)

Other Income and Expenses
Other interest income	1,268	1,713	2,883
Income from equity investments in real estate and CPA® REITs	30,992	13,425	14,198
Gain on sale of investment in direct financing lease	—	—	1,103
Other income and (expenses)	1,407	7,357	1,444
Interest expense	(16,234)	(14,979)	(18,598)

	17,433	7,516	1,030

Income from continuing operations before income taxes	105,401	88,138	93,714
Provision for income taxes	(25,822)	(22,793)	(23,521)

Income from continuing operations	79,579	65,345	70,193

Discontinued Operations
Income from operations of discontinued properties	781	4,430	8,950
Gains on sale of real estate, net	460	7,701	—
Impairment charges	(5,869)	(6,908)	(538)

(Loss) income from discontinued operations	(4,628)	5,223	8,412

Net Income	74,951	70,568	78,605
Add: Net loss attributable to noncontrolling interests	314	713	950
Less: Net income attributable to redeemable noncontrolling interests	(1,293)	(2,258)	(1,508)

Net Income Attributable to W. P. Carey Members	$73,972	$69,023	$78,047

Basic Earnings Per Share
Income from continuing operations attributable to W. P. Carey members	$1.98	$1.61	$1.77
(Loss) income from discontinued operations attributable to W. P. Carey members	(0.12)	0.13	0.21

Net income attributable to W. P. Carey members	$1.86	$1.74	$1.98

Diluted Earnings Per Share
Income from continuing operations attributable to W. P. Carey members	$1.98	$1.61	$1.74
(Loss) income from discontinued operations attributable to W. P. Carey members	(0.12)	0.13	0.21

Net income attributable to W. P. Carey members	$1.86	$1.74	$1.95

Weighted Average Shares Outstanding
Basic	39,514,746	39,019,709	39,202,520

Diluted	40,007,894	39,712,735	40,221,112

Amounts Attributable to W. P. Carey Members
Income from continuing operations, net of tax	$78,600	$63,800	$69,635
(Loss) income from discontinued operations, net of tax	(4,628)	5,223	8,412

Net income	$73,972	$69,023	$78,047

See Notes to Consolidated Financial Statements.
W. P. Carey 2010 10-K — 50

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years ended December 31,
	2010	2009	2008
Net Income	$74,951	$70,568	$78,605
Other Comprehensive (Loss) Income:
Foreign currency translation adjustment	(1,227)	619	(3,199)
Unrealized loss on derivative instruments	(757)	(482)	(419)
Change in unrealized appreciation on marketable securities	6	53	(29)

	(1,978)	190	(3,647)

Comprehensive Income	72,973	70,758	74,958

Amounts Attributable to Noncontrolling Interests:
Net loss	314	713	950
Foreign currency translation adjustment	(816)	(31)	81

Comprehensive (income) loss attributable to noncontrolling interests	(502)	682	1,031

Amounts Attributable to Redeemable Noncontrolling Interests:
Net income	(1,293)	(2,258)	(1,508)
Foreign currency translation adjustment	12	(12)	—

Comprehensive income attributable to redeemable noncontrolling interests	(1,281)	(2,270)	(1,508)

Comprehensive Income Attributable to W. P. Carey Members	$71,190	$69,170	$74,481

See Notes to Consolidated Financial Statements.
W. P. Carey 2010 10-K — 51

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF EQUITY
For the years ended December 31, 2010, 2009 and 2008
(in thousands, except share and per share amounts)

	W. P. Carey Members
			Distributions		Accumulated
			in Excess of	Deferred	Other	Total
		Listed	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Shares	Earnings	Obligation	Income (Loss)	Members	Interests	Total
Balance at January 1, 2008	39,216,493	$740,873	$(117,051)	$—	$2,738	$626,560	$6,150	$632,710
Cash proceeds on issuance of shares, net	961,648	23,133				23,133		23,133
Shares issued in connection with services rendered	7,128	217				217		217
Shares issued under share incentive plans	50,400					—		—
Contributions						—	2,582	2,582
Forfeitures of shares	(12,565)	(8)				(8)		(8)
Distributions declared ($1.96 per share)			(77,986)			(77,986)		(77,986)
Distributions to noncontrolling interest						—	(1,469)	(1,469)
Windfall tax benefits — share incentive plans		2,156				2,156		2,156
Stock-based compensation expense		7,285				7,285		7,285
Repurchase and retirement of shares	(633,510)	(15,413)				(15,413)		(15,413)
Redemption value adjustment		(322)				(322)		(322)
Net income			78,047			78,047	(950)	77,097
Change in other comprehensive loss					(3,566)	(3,566)	(81)	(3,647)

Balance at December 31, 2008	39,589,594	757,921	(116,990)	—	(828)	640,103	6,232	646,335

Cash proceeds on issuance of shares, net	84,283	1,507				1,507		1,507
Grants issued in connection with services rendered				787		787		787
Shares issued under share incentive plans	222,600			9,462		9,462		9,462
Contributions		102				102	2,845	2,947
Forfeitures of shares	(2,528)	(77)				(77)		(77)
Distributions declared ($2.00 per share) (a)			(90,475)			(90,475)		(90,475)
Distributions to noncontrolling interest						—	(1,661)	(1,661)
Windfall tax benefits — share incentive plans		143				143		143
Stock-based compensation expense		8,626				8,626		8,626
Repurchase and retirement of shares	(689,344)	(11,759)				(11,759)		(11,759)
Redemption value adjustment		(6,773)				(6,773)		(6,773)
Tax impact of purchase of WPCI interest		4,817				4,817		4,817
Net income			69,023			69,023	(713)	68,310
Change in other comprehensive income					147	147	72	219

Balance at December 31, 2009	39,204,605	754,507	(138,442)	10,249	(681)	625,633	6,775	632,408

Cash proceeds on issuance of shares, net	196,802	3,724				3,724		3,724
Grants issued in connection with services rendered				450		450		450
Shares issued under share incentive plans	368,012					—		—
Contributions						—	14,261	14,261
Forfeitures of shares	(47,214)	(1,517)				(1,517)		(1,517)
Distributions declared ($2.03 per share)			(81,299)			(81,299)		(81,299)
Distributions to noncontrolling interest						—	(3,305)	(3,305)
Windfall tax benefits — share incentive plans		2,354				2,354		2,354
Stock-based compensation expense		8,149		(188)		7,961		7,961
Repurchase and retirement of shares	(267,358)	(2,317)				(2,317)		(2,317)
Redemption value adjustment		471				471		471
Tax impact of purchase of WPCI interest		(1,637)				(1,637)		(1,637)
Reclassification of the Investor’s interest in Carey Storage (Note 4)						—	22,402	22,402
Net income			73,972			73,972	(314)	73,658
Change in other comprehensive income					(2,782)	(2,782)	642	(2,140)

Balance at December 31, 2010	39,454,847	$763,734	$(145,769)	$10,511	$(3,463)	$625,013	$40,461	$665,474

(a)	Distributions declared per share excludes special distribution of $0.30 per share declared in December 2009 (Note 14).
See Notes to Consolidated Financial Statements.
W. P. Carey 2010 10-K — 52

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2010	2009	2008
Cash Flows — Operating Activities
Net income	$74,951	$70,568	$78,605
Adjustments to net income:
Depreciation and amortization including intangible assets and deferred financing costs	24,443	24,476	27,197
(Income) loss from equity investments in real estate and CPA® REITs in excess of distributions received	(4,920)	(2,258)	1,866
Straight-line rent and financing lease adjustments	286	2,223	2,227
Gain on sale of real estate and investment in direct financing lease	(460)	(7,701)	(1,103)
Gain on extinguishment of debt	—	(6,991)	—
Gain on lease termination (a)	—	—	(4,998)
Allocation of (loss) earnings to profit-sharing interest	(781)	3,900	—
Management income received in shares of affiliates	(35,235)	(31,721)	(40,717)
Unrealized loss (gain) on foreign currency transactions and others	300	(174)	2,656
Realized gain on foreign currency transactions and others	(731)	(257)	(2,250)
Impairment charges	15,381	10,424	1,011
Stock-based compensation expense	7,082	9,336	7,278
Deferred acquisition revenue received	21,204	25,068	48,266
Increase in structuring revenue receivable	(20,237)	(11,672)	(10,512)
Decrease in income taxes, net	(1,288)	(9,276)	(8,079)
Decrease in settlement provision	—	—	(29,979)
Net changes in other operating assets and liabilities	6,422	(1,401)	(8,221)

Net cash provided by operating activities	86,417	74,544	63,247

Cash Flows — Investing Activities
Distributions received from equity investments in real estate and CPA® REITs in excess of equity income	18,758	39,102	19,852
Capital contributions to equity investments	—	(2,872)	(1,769)
Purchases of real estate and equity investments in real estate	(96,884)	(39,632)	(201)
VAT paid in connection with acquisition of real estate	(4,222)	—	—
VAT refunded in connection with acquisition of real estate	—	—	3,189
Capital expenditures	(5,135)	(7,775)	(14,051)
Proceeds from sale of real estate, net investment in direct financing lease and securities	14,591	43,487	5,062
Funds placed in escrow in connection with the sale of property	(1,571)	(36,132)	—
Funds released from escrow in connection with the sale of property	36,620	—	636
Proceeds from transfer of profit-sharing interest	—	21,928	—
Payment of deferred acquisition revenue to affiliate	—	—	(120)

Net cash (used in) provided by investing activities	(37,843)	18,106	12,598

Cash Flows — Financing Activities
Distributions paid	(92,591)	(78,618)	(87,700)
Contributions from noncontrolling interests	14,261	2,947	2,582
Distributions to noncontrolling interests	(4,360)	(5,505)	(5,607)
Contributions from profit-sharing interest	3,694	—	—
Distributions to profit-sharing interest	(693)	(5,645)	—
Purchase of noncontrolling interest	—	(15,380)	—
Scheduled payments of non-recourse debt	(14,324)	(9,534)	(9,678)
Prepayments of non-recourse debt	—	(13,974)	—
Proceeds from non-recourse debt financing	56,841	42,495	10,137
Proceeds from line of credit	83,250	150,500	129,300
Prepayments of line of credit	(52,500)	(148,518)	(111,572)
Proceeds from loans from affiliates	—	1,625	—
Repayments of loans from affiliates	—	(1,770)	(7,569)
Payment of financing costs	(1,204)	(862)	(375)
Funds placed in escrow in connection with financing	—	—	(400)
Proceeds from issuance of shares (b)	3,724	1,507	23,350
Windfall tax benefits associated with stock-based compensation awards	2,354	143	2,156
Repurchase and retirement of shares	—	(10,686)	(15,413)

Net cash used in financing activities	(1,548)	(91,275)	(70,789)

Change in Cash and Cash Equivalents During the Year
Effect of exchange rate changes on cash	(783)	276	(394)

Net increase in cash and cash equivalents	46,243	1,651	4,662
Cash and cash equivalents, beginning of year	18,450	16,799	12,137

Cash and cash equivalents, end of year	$64,693	$18,450	$16,799

(Continued)
W. P. Carey 2010 10-K — 53

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS , CONTINUED
Non-cash activities
(a)	In October 2008, we terminated the lease on a domestic property in exchange for a gross termination fee of $7.5 million. The termination fee consisted of tenant’s assumption of the existing $6.0 million debt balance by substituting one of their owned assets as collateral and a $1.5 million cash payment. In connection with the lease termination, we wrote off $0.8 million of straight line rent adjustments and $0.2 million of unamortized leasing commission.
(b)	We issued restricted shares valued at $0.5 million in 2010, $0.8 million in 2009 and $0.2 million in 2008, to certain directors in consideration of service rendered. Stock-based awards (net of adjustment — Note 15) valued at $10.2 million, $6.7 million and $9.6 million in 2010, 2009 and 2008, respectively, were issued to officers and employees and were recorded to Listed shares, of which $1.5 million, $0.1 million and less than $0.1 million, respectively, was forfeited in 2010, 2009 and 2008.
Supplemental cash flows information (in thousands)

	Years ended December 31,
	2010	2009	2008
Interest paid, net of amounts capitalized	$15,351	$14,845	$18,753

Income taxes paid	$24,307	$35,039	$33,280

See Notes to Consolidated Financial Statements.
W. P. Carey 2010 10-K — 54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business
W. P. Carey, its consolidated subsidiaries and predecessors provides long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and manages a global investment portfolio. We invest primarily in commercial properties domestically and internationally that are each triple-net leased to single corporate tenants, which requires each tenant to pay substantially all of the costs associated with operating and maintaining the property. We also earn revenue as the advisor to publicly owned, non-listed CPA® REITs that invest in similar properties. We are currently the advisor to the following CPA® REITs: CPA®:14, CPA®:15, CPA®:16 — Global and CPA®:17 — Global. At December 31, 2010, we owned and managed 955 properties domestically and internationally. Our owned portfolio was comprised of our full or partial ownership interest in 164 properties, substantially all of which were net leased to 75 tenants, and totaled approximately 14 million square feet (on a pro rata basis) with an occupancy rate of approximately 89%.
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
We formed Carey Watermark in March 2008 for the purpose of acquiring interests in lodging and lodging-related properties. In April 2010, we filed a registration statement with the SEC to sell up to $1.0 billion of common stock of Carey Watermark in an initial public offering plus up to an additional $237.5 million of its common stock under a dividend reinvestment plan. This registration statement was declared effective by the SEC in September 2010. As of and during the years ended December 31, 2010, 2009 and 2008, the financial statements of Carey Watermark, which had no significant assets, liabilities or operations during either period, were included in our consolidated financial statements, as we owned all of Carey Watermark’s outstanding common stock.
W. P. Carey 2010 10-K — 55

Notes to Consolidated Financial Statements
In June 2009, the FASB issued amended guidance related to the consolidation of VIEs. The amended guidance affects the overall consolidation analysis, changing the approach taken by companies in identifying which entities are VIEs and in determining which party is the primary beneficiary, and requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amended guidance changes the consideration of kick-out rights in determining if an entity is a VIE, which may cause certain additional entities to now be considered VIEs. Additionally, the guidance requires an ongoing reconsideration of the primary beneficiary and provides a framework for the events that trigger a reassessment of whether an entity is a VIE. We adopted this amended guidance on January 1, 2010, which did not require consolidation of any additional VIEs, but we have disclosed the assets and liabilities related to previously consolidated VIEs, of which we are the primary beneficiary and which we consolidate, separately in our consolidated balance sheets for all periods presented. The adoption of this amended guidance did not have a material impact on our financial position and results of operations.
Additionally, in February 2010, the FASB issued further guidance, which provided a limited-scope deferral for an interest in an entity that meets all of the following conditions: (a) the entity has all the attributes of an investment company as defined under the American Institute of Certified Public Accountants’ (“AICPA”) Audit and Accounting Guide, Investment Companies, or does not have all the attributes of an investment company but is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with the AICPA Audit and Accounting Guide, Investment Companies, (b) the reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity, and (c) the entity is not a securitization entity, asset-based financing entity or an entity that was formerly considered a qualifying special-purpose entity. We evaluated our involvement with the CPA® REITs and concluded that all three of the above conditions were met for the limited scope deferral. Accordingly, we continued to perform our consolidation analysis for the CPA® REITs in accordance with previously issued guidance on VIEs.
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
Because we generally utilize non-recourse debt, our maximum exposure to any VIE is limited to the equity we have invested in each VIE. We have not provided financial or other support to any VIE, and there were no guarantees or other commitments from third parties that would affect the value of or risk related to our interest in these entities.
Out-of-Period Adjustment
During the third quarter of 2009, we recorded an adjustment to record an entity on the equity method that had been incorrectly accounted for under a proportionate consolidation method since its acquisition in 1989. This adjustment was recorded as a reduction to Real estate and Non-recourse debt of approximately $23.3 million and $15.0 million, respectively, and an increase to Equity investment in real estate and CPA® REITs of $7.8 million on our consolidated balance sheet at September 30, 2009, and an adjustment to classify approximately $1.2 million of net earnings to income from equity investments in real estate and CPA® REITs for the nine months ended September 30, 2009, respectively, which did not result in any change to previously reported net income attributable to W. P. Carey members. We have concluded that the effect of this adjustment was not material to any of our previously issued financial statements, nor was it material to the quarter or fiscal year in which it was recorded. As such, this adjustment was recorded in our consolidated balance sheets and statements of income at September 30, 2009 and for the nine months ended September 30, 2009. Prior period financial statements have not been revised in the current filing, nor will such amounts be revised in subsequent filings.
W. P. Carey 2010 10-K — 56

Notes to Consolidated Financial Statements
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.
Reclassifications and Revisions
Certain prior year amounts have been reclassified from continuing operations to discontinued operations and to conform to the current year presentation.
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
We record above-market and below-market lease values for owned properties based on the present value (using an interest rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or equivalent property, both of which are measured over a period equal to the estimated market lease term. We amortize the capitalized above-market lease value as a reduction of rental income over the estimated market lease term. We amortize the capitalized below-market lease value as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases.
We allocate the total amount of other intangibles to in-place lease values and tenant relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with each tenant. The characteristics we consider in allocating these values include estimated market rent, the nature and extent of the existing relationship with the tenant, the expectation of lease renewals, estimated carrying costs of the property if vacant and estimated costs to execute a new lease, among other factors. We determine these values using our estimates or by relying in part upon third-party appraisals. We amortize the capitalized value of in-place lease intangibles to expense over the remaining initial term of each lease. We amortize the capitalized value of tenant relationships to expense over the initial and expected renewal terms of the lease. No amortization period for intangibles will exceed the remaining depreciable life of the building.
If a lease is terminated, we charge the unamortized portion of each intangible, including above-market and below-market lease values, in-place lease values and tenant relationship values, to expense.
Operating Real Estate
We carry land and buildings and personal property at cost less accumulated depreciation. We capitalize improvements, while we expense replacements, maintenance and repairs that do not improve or extend the lives of the respective assets as incurred.
Cash and Cash Equivalents
We consider all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money-market funds. Our cash and cash equivalents are held in the custody of several financial institutions, and these balances, at times, exceed federally insurable limits. We seek to mitigate this risk by depositing funds only with major financial institutions.
W. P. Carey 2010 10-K — 57

Notes to Consolidated Financial Statements
Other Assets and Liabilities
We include prepaid expenses, deferred rental income, tenant receivables, deferred charges, escrow balances held by lenders, restricted cash balances, marketable securities, derivative assets and corporate fixed assets in Other assets. We include derivative instruments; miscellaneous amounts held on behalf of tenants; and deferred revenue, including unamortized below-market rent intangibles in Other liabilities. Other liabilities at December 31, 2009 also included our profit-sharing obligation related to our Carey Storage subsidiary. The profit-sharing obligation was reclassified to Noncontrolling interest in 2010 as a result of Carey Storage amending its agreement with the third-party investor (Note 4). Deferred charges are costs incurred in connection with mortgage financings and refinancings that are amortized over the terms of the mortgages and included in Interest expense in the consolidated financial statements. Deferred rental income is the aggregate cumulative difference for operating leases between scheduled rents that vary during the lease term, and rent recognized on a straight-line basis. Marketable securities are classified as available-for-sale securities and reported at fair value with unrealized gains and losses on these securities reported as a component of OCI until realized.
Real Estate Leased to Others
We lease real estate to others primarily on a triple-net leased basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. We charge expenditures for maintenance and repairs, including routine betterments, to operations as incurred. We capitalize significant renovations that increase the useful life of the properties. For the years ended December 31, 2010, 2009 and 2008, although we are legally obligated for payment, lessees were responsible for the direct payment to the taxing authorities of real estate taxes of approximately $7.7 million, $8.8 million and $9.3 million, respectively.
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
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees (18 lessees represented 68% of lease revenues during 2010), we believe that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. Therefore, in recognizing our provision for uncollected rents and other tenant receivables, we evaluate actual past due amounts and make subjective judgments as to the collectability of those amounts based on factors including, but not limited to, our knowledge of a lessee’s circumstances, the age of the receivables, the tenant’s credit profile and prior experience with the tenant. Even if a lessee has been making payments, we may reserve for the entire receivable amount if we believe there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
Acquisition Costs
In accordance with the FASB’s revised guidance for business combinations, which we adopted on January 1, 2009, we immediately expense all acquisition costs and fees associated with transactions deemed to be business combinations, but we capitalize these costs for transactions deemed to be acquisitions of an asset. We are impacted by the revised guidance through both the investments we make for our owned portfolio as well as our equity interests in the CPA® REITs. To the extent we make investments for our owned portfolio or on behalf of the CPA® REITs that are deemed to be business combinations, our results of operations will be negatively impacted by the immediate expensing of acquisition costs and fees incurred in accordance with the revised guidance, whereas in the past such costs and fees would generally have been capitalized and allocated to the cost basis of the acquisition. Subsequent to the acquisition, there will be a positive impact on our results of operations through a reduction in depreciation expense over the estimated life of the properties.
W. P. Carey 2010 10-K — 58

Notes to Consolidated Financial Statements
Revenue Recognition
We earn structuring revenue and asset management revenue in connection with providing services to the CPA® REITs. We earn structuring revenue for services we provide in connection with the analysis, negotiation and structuring of transactions, including acquisitions and dispositions and the placement of mortgage financing obtained by the CPA® REITs. Asset management revenue consists of property management, leasing and advisory revenue. Receipt of the incentive revenue portion of the asset management revenue (“performance revenue”), however, is subordinated to the achievement of specified cumulative return requirements by the shareholders of the CPA® REITs. At our option, the performance revenue may be collected in cash or shares of the CPA® REIT (Note 3).
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
We earn wholesaling revenue of $0.15 per share sold in connection with CPA®:17 — Global’s initial public offering. This revenue is used to cover the cost of wholesaling activities.
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
W. P. Carey 2010 10-K — 59

Notes to Consolidated Financial Statements
Assets Held for Sale
We classify real estate assets that are accounted for as operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied and we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we calculate its estimated fair value as the expected sale price, less expected selling costs. We then compare the asset’s estimated fair value to its carrying value, and if the estimated fair value is less than the property’s carrying value, we reduce the carrying value to the estimated fair value. We will continue to review the initial impairment for subsequent changes in the estimated fair value, and may recognize an additional impairment charge if warranted.
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
Marketable Securities
We evaluate our marketable securities for impairment if a decline in estimated fair value below cost basis is considered other-than-temporary. In determining whether the decline is other-than-temporary, we consider the underlying cause of the decline in value, the estimated recovery period, the severity and duration of the decline, as well as whether we plan to sell the security or will more likely than not be required to sell the security before recovery of its cost basis. If we determine that the decline is other-than-temporary, we record an impairment charge to reduce our cost basis to the estimated fair value of the security. Beginning in 2009, the credit component of an other-than-temporary impairment is recognized in earnings while the non-credit component is recognized in OCI. Prior to 2009, all portions of other-than-temporary impairments were recorded in earnings.
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
Stock-Based Compensation
We have granted restricted shares, stock options, restricted share units (“RSUs”) and performance share units (“PSUs”) to certain employees and independent directors. Grants were awarded in the name of the recipient subject to certain restrictions of transferability and a risk of forfeiture. The forfeiture provisions on the awards generally expire annually, over their respective vesting periods. We granted stock options to certain employees during 2008 and prior years. Stock-based compensation expense for all stock-based compensation awards is based on the grant date fair value estimated in accordance with current accounting guidance for share-based payments. We recognize these compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award. We include stock-based compensation within the listed shares caption of equity.
W. P. Carey 2010 10-K — 60

Notes to Consolidated Financial Statements
Foreign Currency Translation
We have interests in real estate investments in the European Union for which the functional currency is the Euro. We perform the translation from the Euro to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. We report the gains and losses resulting from such translation as a component of OCI in equity. At December 31, 2010 and 2009, the cumulative foreign currency translation adjustment (losses) gains were ($1.9) million and $0.2 million, respectively.
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
Foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of subordinated intercompany debt with scheduled principal payments, are included in the determination of net income. We recognized net unrealized (losses) gains of ($0.3) million, $0.2 million and ($2.4) million from such transactions for the years ended December 31, 2010, 2009 and 2008, respectively. For the years ended December 31, 2010, 2009 and 2008, we recognized net realized (losses) gains of ($0.1) million, less than $0.1 million and $2.3 million, respectively, on foreign currency transactions in connection with the transfer of cash from foreign operations of subsidiaries to the parent company.
Derivative Instruments
We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in OCI until the hedged item is recognized in earnings. For cash flow hedges, the ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.
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
W. P. Carey 2010 10-K — 61

Notes to Consolidated Financial Statements
In October 2007, we transferred our real estate assets from a wholly-owned subsidiary into Carey REIT II, Inc. (“Carey REIT II”), a newly-formed wholly-owned REIT subsidiary. On January 1, 2008, we merged our subsidiary Carey REIT, Inc. (“Carey REIT”) into Carey REIT II with Carey REIT II as the survivor. Carey REIT held certain properties, including certain properties acquired from Corporate Property Associates 12 Incorporated in 2006. To the extent that the fair value of Carey REIT property in the merger exceeded its tax basis at the time of the merger, Carey REIT II would be subject to corporate level taxes to the extent of this “built-in-gain” if the properties were to be sold in a taxable transaction within ten years from the date of the merger. At the time of the merger, Carey REIT owned three properties whose tax values were not significantly different from their fair values. We do not expect to trigger any “built-in-gains” nor do we expect any significant “built-in-gains” tax if triggered.
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
Earnings Per Share
Basic earnings per share is calculated by dividing net income available to common shareholders, as adjusted for unallocated earnings attributable to the unvested RSUs by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects potentially dilutive securities (options, restricted shares and RSUs) using the treasury stock method, except when the effect would be anti-dilutive.
Future Accounting Requirements
In December 2010, the FASB issued ASU 2010-28, which clarifies when step two of the goodwill impairment test must be performed for entities whose reporting units have a negative carrying value. This ASU will be applicable to us for our annual goodwill impairment evaluation beginning with the year ending December 31, 2011. We do not anticipate that it will have a material impact on our financial position or results of operations.
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

	Years ended December 31,
	2010	2009	2008
Asset management revenue	$76,246	$76,621	$80,714
Structuring revenue	44,525	23,273	20,236
Wholesaling revenue	11,096	7,691	5,208
Reimbursed costs from affiliates	60,023	47,534	41,100
Distributions of available cash (CPA®:17 — Global only)	4,468	2,160	—

	$196,358	$157,279	$147,258

W. P. Carey 2010 10-K — 62

Notes to Consolidated Financial Statements
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
Structuring Revenue
We earn revenue in connection with structuring and negotiating investments and related mortgage financing for the CPA® REITs. We may receive acquisition revenue of up to an average of 4.5% of the total cost of all investments made by each CPA® REIT. A portion of this revenue (generally 2.5%) is paid when the transaction is completed, while the remainder (generally 2%) is payable in equal annual installments ranging from three to eight years, provided the relevant CPA® REIT meets its performance criterion. Unpaid deferred installments totaled $30.5 million and $31.0 million at December 31, 2010 and 2009, respectively, and were included in Due from affiliates in the consolidated financial statements (Note 5). Unpaid installments bear interest at annual rates ranging from 5% to 7%. Interest earned on unpaid installments was $1.1 million, $1.5 million and $2.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. For certain types of non-long term net lease investments acquired on behalf of CPA®:17 — Global, initial acquisition revenue may range from 0% to 1.75% of the equity invested plus the related acquisition revenue, with no deferred acquisition revenue being earned. We may also be entitled, subject to CPA® REIT board approval, to fees for structuring loan refinancings of up to 1% of the principal amount. This loan refinancing revenue, together with the acquisition revenue, is referred to as structuring revenue. In addition, we may also earn revenue related to the sale of properties, subject to subordination provisions. We will only recognize this revenue if we meet the subordination provisions.
Reimbursed Costs from Affiliates and Wholesaling Revenue
The CPA® REITs reimburse us for certain costs, primarily broker-dealer commissions paid on behalf of the CPA® REITs and marketing and personnel costs. In addition, under the terms of a sales agency agreement between our wholly-owned broker-dealer subsidiary and CPA®:17 — Global, we earn a selling commission of up to $0.65 per share sold, selected dealer revenue of up to $0.20 per share sold and/or wholesaling revenue for selected dealers or investment advisors of up to $0.15 per share sold. We re-allow all or a portion of the selling commissions to selected dealers participating in CPA®:17 — Global’s offering and may re-allow up to the full selected dealer revenue to selected dealers. If needed, we will use any retained portion of the selected dealer revenue together with the wholesaling revenue to cover other underwriting costs incurred in connection with CPA®:17 — Global’s offering. Total underwriting compensation earned in connection with CPA®:17 — Global’s offering, including selling commissions, selected dealer revenue, wholesaling revenue and reimbursements made by us to selected dealers, cannot exceed the limitations prescribed by the Financial Industry Regulatory Authority. The limit on underwriting compensation is currently 10% of gross offering proceeds. We may also be reimbursed up to an additional 0.5% of the gross offering proceeds for bona fide due diligence expenses.
Other Transactions with Affiliates
Proposed Merger of Affiliates
On December 13, 2010, two of the CPA® REITs we manage, CPA®:14 and CPA®:16 — Global, entered into a definitive agreement pursuant to which CPA®:14 will merge with and into a subsidiary of CPA®:16 — Global, subject to the approval of the shareholders of CPA®:14. The closing of the Proposed Merger is also subject to customary closing conditions, as well as the closing of the CPA®:14 Asset Sales. If the Proposed Merger is approved, we currently expect that the closing will occur in the second quarter of 2011, although there can be no assurance of such timing.
In connection with the Proposed Merger, we have agreed to purchase three properties from CPA®:14, in which we already have a joint venture interest, for an aggregate purchase price of $32.1 million, plus the assumption of approximately $64.7 million of indebtedness. These properties all have remaining lease terms of less than 8 years, which are shorter than the average lease term of CPA®:16 — Global’s portfolio of properties. Consequently, CPA®:16 — Global required that these assets be sold by CPA®:14 prior to the Proposed Merger. This asset sale to us is contingent upon the approval of the Proposed Merger by the shareholders of CPA®:14.
W. P. Carey 2010 10-K — 63

Notes to Consolidated Financial Statements
If the Proposed Merger is consummated, we expect to earn revenues of $31.2 million in connection with the termination of the advisory agreements with CPA®:14 and $21.3 million of subordinated disposition revenues. We currently expect to receive our termination fee in shares of CPA®:14, which will then be exchanged into shares of CPA®:16 — Global in order to facilitate this transaction. In addition, based on our ownership of 8,018,456 shares of CPA®:14 at December 31, 2010, we will receive approximately $8.0 million as a result of a special $1.00 cash distribution to be paid by CPA®:14 to its shareholders, in part from the proceeds of the CPA®:14 Asset Sales, immediately prior to the Proposed Merger, as described below. We have agreed to elect to receive stock of CPA®:16 — Global in respect of our shares of CPA®:14 if the Proposed Merger is consummated. CAM has also agreed to waive any acquisition fees payable by CPA®:16 — Global under its advisory agreement with CAM in respect of the properties being acquired in the Proposed Merger and has also agreed to waive any disposition fees that may subsequently be payable by CPA®:16 — Global upon a sale of such assets.
In the Proposed Merger, CPA®:14 shareholders will be entitled to receive $11.50 per share, which is equal to the NAV of CPA®:14 as of September 30, 2010. The Merger Consideration will be paid to shareholders of CPA®:14, at their election, in either cash or a combination of the $1.00 per share special cash distribution and 1.1932 shares of CPA®:16 - Global common stock, which equates to $10.50 based on the $8.80 per share NAV of CPA®:16 - Global as of September 30, 2010. We computed these NAVs internally, relying in part upon a third-party valuation of each company’s real estate portfolio and indebtedness as of September 30, 2010. The board of directors of each of CPA®:16 — Global and CPA®:14 have the ability, but not the obligation, to terminate the transaction if more than 50% of the shareholders of CPA®:14 elect to receive cash in the Proposed Merger. Assuming that holders of 50% of CPA®:14’s outstanding stock elect to receive cash in the Proposed Merger, then the maximum cash required by CPA®:16 — Global to purchase these shares would be approximately $416.1 million, based on the total shares of CPA®:14 outstanding at December 31, 2010. If the cash on hand and available to CPA®:14 and CPA®:16 — Global, including the proceeds of the CPA®:14 Asset Sales and a new $300.0 million senior credit facility of CPA®:16 — Global, is not sufficient to enable CPA®:16 — Global to fulfill cash elections in the Proposed Merger by CPA®:14 shareholders, we have agreed to purchase a sufficient number of shares of CPA®:16 — Global stock from CPA®:16 — Global to enable it to pay such amounts to CPA®:14 shareholders.
Other
We are the general partner in a limited partnership (which we consolidate for financial statement purposes) that leases our home office space and participates in an agreement with certain affiliates, including the CPA® REITs, for the purpose of leasing office space used for the administration of our operations and the operations of our affiliates and for sharing the associated costs. This limited partnership does not have any significant assets, liabilities or operations other than its interest in the office lease. During each of the years ended December 31, 2010, 2009 and 2008, we recorded income from noncontrolling interest partners of $2.4 million, in each case related to reimbursements from these affiliates. The average estimated minimum lease payments on the office lease, inclusive of noncontrolling interests, at December 31, 2010 approximates $3.0 million annually through 2016.
We own interests in entities ranging from 5% to 95%, including jointly-controlled tenant-in-common interests in properties, with the remaining interests generally held by affiliates, and own common stock in each of the CPA® REITs and Carey Watermark. We consolidate certain of these investments and account for the remainder under the equity method of accounting.
One of our directors and officers is the sole shareholder of Livho, a subsidiary that operates a hotel investment. We consolidate the accounts of Livho in our consolidated financial statements in accordance with current accounting guidance for consolidation of VIEs because it is a VIE and we are its primary beneficiary.
Family members of one of our directors have an ownership interest in certain companies that own noncontrolling interests in one of our French majority-owned subsidiaries. These ownership interests are subject to substantially the same terms as all other ownership interests in the subsidiary companies.
An officer owns a redeemable noncontrolling interest in W. P. Carey International LLC (“WPCI”), a subsidiary company that structures net lease transactions on behalf of the CPA® REITs outside of the U.S., as well as certain related entities.
Included in Accounts payable, accrued expenses and other liabilities in the consolidated balance sheets at each of December 31, 2010 and 2009 are amounts due to affiliates totaling $0.9 million.
In December 2007, we received a loan totaling $7.6 million from two affiliated ventures in which we have interests that are accounted for under the equity method of accounting. The loan was used to fund the acquisition of certain tenancy-in-common interests in Europe and was repaid in March 2008. During the year ended December 31, 2008, we incurred interest expense of $0.1 million in connection with this loan.
W. P. Carey 2010 10-K — 64

Notes to Consolidated Financial Statements
Advisory Agreement with Carey Watermark
Effective September 15, 2010, we entered into an advisory agreement with Carey Watermark to perform certain services, including managing Carey Watermark’s offering and its overall business, identification, evaluation, negotiation, purchase and disposition of lodging-related properties and the performance of certain administrative duties. We are currently fundraising for Carey Watermark; however, as of December 31, 2010, Carey Watermark had no investments or significant operating activity. Costs incurred on behalf of Carey Watermark totaled $3.4 million through December 31, 2010. We anticipate being reimbursed for all or a portion of these costs in accordance with the terms of the advisory agreement if the minimum offering proceeds are raised.
Note 4. Net Investments in Properties
Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows (in thousands):

	December 31,
	2010	2009
Land	$111,660	$98,971
Buildings	448,932	426,636
Less: Accumulated depreciation	(108,032)	(100,247)

	$452,560	$425,360

Real Estate Acquired
In February 2010, we entered into a domestic investment that was deemed to be a real estate asset acquisition at a total cost of $47.6 million and capitalized acquisition-related costs of $0.1 million. We funded the investment with the escrowed proceeds of $36.1 million from a sale of property in December 2009 in an exchange transaction under Section 1031 of the Code, and $11.5 million from our line of credit. In July 2010, we obtained non-recourse mortgage financing of $35.0 million for this investment at an annual interest rate of LIBOR plus 2.5% that has been fixed at 5.5% through the use of an interest rate swap. This financing has a term of 10 years.
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
Operating Real Estate
Operating real estate, which consists primarily of our self-storage investments through Carey Storage and our Livho subsidiary, at cost, is summarized as follows (in thousands):

	December 31,
	2010	2009
Land	$24,030	$16,257
Buildings	85,821	69,670
Less: Accumulated depreciation	(14,280)	(12,039)

	$95,571	$73,888

In January 2009, Carey Storage completed a transaction whereby it received cash proceeds of $21.9 million, plus a commitment to invest up to a further $8.1 million of equity, from the Investor to fund the purchase of self-storage assets in the future in exchange for a 60% interest in its self-storage portfolio (“Carey Storage venture”). We reflect the Carey Storage venture’s operations in our real estate ownership segment. Costs totaling $1.0 million incurred in structuring the transaction and bringing in the Investor into these operations are reflected in General and administrative expenses in our investment management segment during 2009. Prior to September 2010, we accounted for this transaction under the profit-sharing method because Carey Storage had a contingent option to repurchase this interest from the Investor at fair value. During the third quarter of 2010, Carey Storage amended its agreement with the Investor to, among other matters, remove the contingent purchase option in the original agreement. However, Carey Storage retained a controlling interest in the Carey Storage venture. As of September 30, 2010, we have reclassified the Investor’s interest from Accounts payable, accrued expenses and other liabilities to Noncontrolling interests on our consolidated balance sheet.
W. P. Carey 2010 10-K — 65

Notes to Consolidated Financial Statements
In connection with the January 2009 transaction, the Carey Storage venture repaid in full, the $35.0 million outstanding balance on its secured credit facility at a discount for $28.0 million, terminated the facility, and recognized a gain of $7.0 million on the repayment of this debt, inclusive of the Investor’s interest of $4.2 million. The debt repayment was financed with a portion of the proceeds from the exchange of the 60% interest and non-recourse debt with a new lender totaling $25.0 million, which is secured by individual mortgages on, and cross-collateralized by, the thirteen properties in the Carey Storage portfolio at the time of the January 2009 transaction. The new financing bears interest at a fixed rate of 7% per annum and has a 10-year term with a rate reset after 5 years. The $7.0 million gain recognized on the debt repayment and the Investor’s $4.2 million interest in this gain are both reflected in Other income and (expenses) in the consolidated financial statements.
In August 2009, the Carey Storage venture borrowed an additional $3.5 million that is collateralized by individual mortgages on, and cross-collateralized by, seven properties in the Carey Storage portfolio and distributed the proceeds to its profit-sharing interest holders. This loan has an annual fixed interest rate of 7.25% and a term of 9.6 years with a rate reset after 5 years. As part of this transaction, the Carey Storage venture distributed $1.9 million to the Investor, which has been reflected as a reduction of the profit-sharing obligation.
During 2010, the Carey Storage venture acquired seven self-storage properties in the U.S. at a total cost of $19.2 million, inclusive of amounts attributable to the Investor’s interest of $11.5 million. These investments were deemed to be business combinations, and as a result, the venture expensed acquisition-related costs of $0.4 million, inclusive of amounts attributable to the Investor’s interest of $0.2 million. In connection with these investments, the Carey Storage venture obtained new non-recourse mortgage financing and assumed existing mortgage loans from the sellers totaling $13.7 million, inclusive of amounts attributable to the Investor’s interest of $8.2 million. The mortgage loans have a weighted-average annual fixed interest rate and term of 6.3% and 8.2 years, respectively.
During 2010, an entity owned 100% by Carey Storage acquired another self-storage property in the U.S. for $2.8 million that was deemed to be a business combination, and as a result, it expensed acquisition-related costs of less than $0.1 million. In connection with this investment, Carey Storage obtained new non-recourse mortgage financing of $1.9 million with an annual fixed interest rate of 6.3% and a term of 10 years.
Scheduled Future Minimum Rents
Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI-based increases under non-cancelable operating leases, at December 31, 2010 are as follows (in thousands):

Years ending December 31,
2011	$51,326
2012	43,477
2013	39,050
2014	36,851
2015	31,231
Thereafter through 2030	141,716
Percentage rent revenue was approximately $0.1 million in each of 2010, 2009 and 2008.
W. P. Carey 2010 10-K — 66

Notes to Consolidated Financial Statements
Note 5. Finance Receivables
Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivable portfolios consist of direct financing leases and deferred acquisition fees. Operating leases are not included in finance receivables as such amounts are not recognized as an asset in the consolidated balance sheets.
Net Investment in Direct Financing Leases
Net investment in direct financing leases is summarized as follows (in thousands):

	December 31,
	2010	2009
Minimum lease payments receivable	$57,380	$64,201
Unguaranteed residual value	75,595	78,526

	132,975	142,727
Less: unearned income	(56,425)	(62,505)

	$76,550	$80,222

During 2008, we sold our net investment in a direct financing lease for $5.0 million, net of selling costs, and recognized a net gain on sale of $1.1 million. During the years ended December 31, 2010, 2009 and 2008, in connection with our annual reviews of the estimated residual values of our properties, we recorded impairment charges related to four direct financing leases of $1.1 million, $2.6 million and $0.5 million, respectively. Impairment charges relate primarily to other-than-temporary declines in the estimated residual values of the underlying properties due to market conditions (see Note 13). At both December 31, 2010 and 2009, Other assets included $0.3 million of accounts receivable, net of allowance for uncollectible accounts of less than $0.1 million, related to amounts billed under these direct financing leases.
Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, percentage of sales rents and future CPI-based adjustments, under non-cancelable direct financing leases at December 31, 2010 are as follows (in thousands):

Years ending December 31,
2011	$10,607
2012	10,488
2013	10,093
2014	7,518
2015	4,599
Thereafter through 2022	14,075
Percentage rent revenue approximated $0.1 million in each of 2010, 2009 and 2008.
Deferred Acquisition Fees Receivable
As described in Note 3, we earn revenue in connection with structuring and negotiating investments and related mortgage financing for the CPA® REITs. A portion of this revenue is due in equal annual installments ranging from three to eight years, provided the relevant CPA® REIT meets its performance criterion. Unpaid deferred installments, including accrued interest, from all of the CPA® REITs totaled $31.4 million and $32.4 million at December 31, 2010 and 2009, respectively, and were included in Due from affiliates in the consolidated financial statements. Unpaid installments bear interest at annual rates ranging from 5% to 7%.
Credit Quality of Finance Receivables
We generally seek investments in facilities that are critical to the tenant’s business and that we believe have a low risk of tenant defaults. At December 31, 2010, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there have been no modifications of finance receivables. We evaluate the credit quality of our tenant receivables utilizing an internal 5-point credit rating scale, with 1 representing the highest credit quality and 5 representing the lowest. The credit quality evaluation of our tenant receivables was last updated in the fourth quarter of 2010. We believe the credit quality of our deferred acquisition fees receivable falls under category 1, as all of the CPA® REITs are expected to have the available cash to make such payments.
W. P. Carey 2010 10-K — 67

Notes to Consolidated Financial Statements
A summary of our tenant receivables by internal credit quality rating at December 31, 2010 is as follows (in thousands):

		Net Investments in
	Number	Direct Financing
Internal Credit Quality Rating	of Tenants	Leases
1	9	$49,533
2	5	24,447
3	0	—
4	1	2,570
5	0	—

		$76,550

Note 6. Equity Investments in Real Estate and CPA ® REITs
Our equity investments in real estate for our investments in the CPA® REITs and for our interests in unconsolidated real estate investments are summarized below.
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
The following table sets forth certain information about our investments in the CPA® REITs (dollars in thousands):

	% of Outstanding Shares at		Carrying Amount of Investment at
	December 31,		December 31,
Fund	2010	2009	2010 (a)	2009 (a)
CPA®:14	9.2%	8.5%	$87,209	$79,906
CPA®:15	7.1%	6.5%	87,008	78,816
CPA®:16 — Global	5.6%	4.7%	62,682	53,901
CPA®:17 — Global(b)	0.6%	0.4%	8,156	3,328

			$245,055	$215,951

(a)	Includes asset management fee receivable at period end for which shares will be issued during the subsequent period.

(b)	CPA®:17 — Global has been deemed to be a VIE of which we are not the primary beneficiary (Note 2).
The following tables present combined summarized financial information for the CPA® REITs. Amounts provided are the total amounts attributable to the CPA® REITs and do not represent our proportionate share (in thousands):

	December 31,
	2010	2009
Assets	$8,533,899	$8,468,955
Liabilities	(4,632,709)	(4,638,552)

Shareholders’ equity	$3,901,190	$3,830,403

W. P. Carey 2010 10-K — 68

Notes to Consolidated Financial Statements

	Years ended December 31,
	2010	2009	2008
Revenues	$774,861	$757,780	$730,207
Expenses	(588,137)	(759,378)	(633,492)

Net income	$186,724	$(1,598)	$96,715

We recognized income (loss) from our equity investments in the CPA® REITs of $14.9 million, ($0.3) million and $6.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. Our proportionate share of income or loss recognized from our equity investments in the CPA® REITs is impacted by several factors, including impairment charges recorded by the CPA® REITs. During 2010, 2009 and 2008, the CPA® REITs recognized impairment charges totaling approximately $40.7 million, $170.0 million and $40.4 million, respectively, which based upon our proportionate ownership reduced the income we earned from these investments by $3.0 million, $11.5 million and $2.1 million, respectively.
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
The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values (dollars in thousands):

	Ownership	Carrying Value at
	Interest at	December 31,
Lessee	December 31, 2010	2010	2009
Schuler A.G. (a) (b) (c)	33%	$20,493	$23,755
The New York Times Company	18%	20,191	19,740
Carrefour France, SAS (a)	46%	18,274	17,570
U. S. Airways Group, Inc. (b) (d)	75%	7,934	8,927
Medica — France, S.A. (a)	46%	5,232	6,160
Hologic, Inc. (b)	36%	4,383	4,388
Consolidated Systems, Inc. (b)	60%	3,388	3,395
Information Resources, Inc. (e)	33%	3,375	2,270
Childtime Childcare, Inc.	34%	1,862	1,843
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	5%	1,086	2,639
The Retail Distribution Group (f)	40%	—	1,099
Federal Express Corporation (g)	40%	(4,272)	1,976
Amylin Pharmaceuticals, Inc. (h)	50%	(4,707)	(4,723)

		$77,239	$89,039

(a)	The carrying value of the investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(b)	Represents tenant-in-common interest.

(c)	In 2010, we recognized an other-than-temporary impairment charge of $1.4 million to reflect the decline in the estimated fair value of the investment’s underlying net assets in comparison with the carrying value of our interest in the investment.

(d)	The decrease in carrying value was due to cash distributions made to us by the venture.

(e)	The increase in carrying value was due to operating contributions we made to the venture.

(f)	In March 2010, this venture sold its property and distributed the proceeds to the venture partners. We have no further economic interest in this venture.

(g)	In 2010, this venture refinanced its maturing non-recourse mortgage debt with new non-recourse financing and distributed the net proceeds to the venture partners. Our share of the distribution was $5.5 million, which exceeded our total investment in the venture at that time.

(h)	In 2007, this venture refinanced its existing non-recourse mortgage debt with new non-recourse financing based on the appraised value of its underlying real estate and distributed the proceeds to the venture partners. Our share of the distribution was $17.6 million, which exceeded our total investment in the venture at that time.
W. P. Carey 2010 10-K — 69

Notes to Consolidated Financial Statements
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
The following tables present combined summarized financial information of our venture properties. Amounts provided are the total amounts attributable to the venture properties and do not represent our proportionate share (in thousands):

	December 31,
	2010	2009
Assets	$1,151,859	$1,452,103
Liabilities	(818,238)	(714,558)

Partners’/members’ equity	$333,621	$737,545

	Years ended December 31,
	2010	2009	2008
Revenues	$146,214	$119,265	$88,713
Expenses	(79,665)	(61,519)	(65,348)

Net income	$66,549	$57,746	$23,365

We recognized income from these equity investments in real estate of $16.0 million, $13.8 million and $8.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Income from equity investments in real estate represents our proportionate share of the income or losses of these ventures as well as certain depreciation and amortization adjustments related to purchase accounting and other-than-temporary impairment charges.
We have a 5% interest in a Lending Venture that made a loan, the Note Receivable, to the Partner who held a 75.3% interest in the Partnership owning 37 properties throughout Germany at a total cost of $336.0 million. Concurrently, our affiliates also acquired an interest in a Property Venture that acquired the remaining 24.7% ownership interest in the Partnership as well as an option to purchase an additional 75% interest from the Partner by December 2010. Also in connection with this transaction, the Lending Venture obtained non-recourse financing of $284.9 million having a fixed annual interest rate of 5.5%, a term of 10 years and is collateralized by the 37 German properties. In November 2010, the Property Venture exercised a portion of its call option via the Lending Venture whereby the Partner exchanged a 70% interest in the limited partnership for a $295.7 million reduction in the Note Receivable due to the Lending Venture. Subsequent to the exercise of the option, the Property Venture now owns a 94.7% interest in the Partnership and retains options to purchase the remaining 5.3% interest from the Partner by December 2012. All dollar amounts are based on the exchange rates of the Euro at the dates of the transactions, and dollar amounts provided represent the total amounts attributable to the ventures and do not represent our proportionate share.
Equity Investment in Direct Financing Lease Acquired
In March 2009, an entity in which we, CPA®:16 — Global and CPA®:17 — Global hold 17.75%, 27.25% and 55% interests, respectively, completed a net lease financing transaction with respect to a leasehold condominium interest, encompassing approximately 750,000 rentable square feet, in the office headquarters of The New York Times Company for approximately $233.7 million. Our share of the purchase price was approximately $40.0 million, which we funded with proceeds from our line of credit. We account for this investment under the equity method of accounting, as we do not have a controlling interest in the entity but exercise significant influence over it. In connection with this investment, which was deemed a direct financing lease, the venture capitalized costs and fees totaling $8.7 million. In August 2009, the venture obtained mortgage financing on the New York Times property of $119.8 million at an annual interest rate of LIBOR plus 4.75% that has been capped at 8.75% through the use of an interest rate cap. This financing has a term of five years.
W. P. Carey 2010 10-K — 70

Notes to Consolidated Financial Statements
Note 7. Intangible Assets and Goodwill
In connection with our acquisition of properties, we have recorded net lease intangibles of $41.1 million, which are being amortized over periods ranging from approximately one year to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization. Below-market rent intangibles are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.
Intangibles and goodwill are summarized as follows (in thousands):

	December 31,
	2010	2009
Amortized Intangibles Assets
Management contracts	$32,765	$32,765
Less: accumulated amortization	(29,035)	(26,262)

	3,730	6,503

Lease Intangibles:
In-place lease	23,028	18,614
Tenant relationship	10,251	9,816
Above-market rent	9,737	8,085
Less: accumulated amortization	(26,560)	(25,413)

	16,456	11,102

Unamortized Goodwill and Indefinite-Lived Intangible Assets
Goodwill	63,607	63,607
Trade name	3,975	3,975

	67,582	67,582

	$87,768	$85,187

Amortized Below-Market Rent Intangible
Below-market rent	$(1,954)	$(2,009)
Less: accumulated amortization	1,270	641

	$(684)	$(1,368)

Net amortization of intangibles was $5.6 million, $6.6 million and $7.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Based on the intangible assets at December 31, 2010, annual net amortization of intangibles for each of the next five years is as follows: 2011 — $3.1 million, 2012 — $2.6 million, 2013 — $2.3 million, 2014 — $1.1 million, and 2015 — $0.9 million.
W. P. Carey 2010 10-K — 71

Notes to Consolidated Financial Statements
Note 8. Debt
Scheduled debt principal payments during each of the next five years following December 31, 2010 and thereafter are as follows (in thousands):

Years ending December 31,	Total
2011(a)	$176,438
2012	35,334
2013	6,408
2014	6,414
2015	46,449
Thereafter through 2021	125,939

Total	$396,982

(a)	Includes $141.8 million outstanding under our line of credit, which is scheduled to mature in June 2011. We currently intend to extend this line for an additional year.
Non-recourse debt
Non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real property and direct financing leases, with an aggregate carrying value of $367.5 million at December 31, 2010. Our mortgage notes payable had fixed annual interest rates ranging from 3.1% to 7.8% and variable annual interest rates ranging from 1.2% to 7.3%, with maturity dates ranging from 2011 to 2021 at December 31, 2010.
In January 2009, Carey Storage repaid, in full, the $35.0 million outstanding under its $105.0 credit facility at a discount for $28.0 million and terminated the facility.
Line of credit
We have a $250.0 million unsecured revolving line of credit that is scheduled to mature in June 2011. Pursuant to the terms of the credit agreement, the line of credit can be increased up to $300.0 million at the discretion of the lenders. Additionally, as long as there has been no default, we may extend the line of credit at our discretion, within 90 days of, but not less than 30 days prior to, expiration, for an additional year. Such extension is subject to the payment of an extension fee equal to 0.125% of the total commitments under the facility at that time. We currently intend to extend this line for an additional year.
The line of credit provides for an annual interest rate, at our election, of either (i) LIBOR plus a spread that ranges from 75 to 120 basis points depending on our leverage, or (ii) the greater of the lender’s prime rate and the Federal Funds Effective Rate plus 50 basis points. In addition, we pay an annual fee ranging between 12.5 and 20 basis points of the unused portion of the line of credit, depending on our leverage ratio. Based on our leverage ratio at December 31, 2010, we pay interest at LIBOR, or 0.25%, plus 90 basis points and pay 15 basis points on the unused portion of the line of credit.
The credit agreement stipulates six financial covenants that require us to maintain the following ratios and benchmarks at the end of each quarter (the quoted variables are specifically defined in the credit agreement):
(i)	a “maximum leverage” ratio, which requires us to maintain a ratio for “total outstanding indebtedness” to “total value” of 60% or less;
(ii)	a “maximum secured debt” ratio, which requires us to maintain a ratio for “total secured outstanding indebtedness” (inclusive of permitted “indebtedness of subsidiaries”) to “total value” of 50% or less;
(iii)	a “minimum combined equity value,” which requires us to maintain a “total value” less “total outstanding indebtedness” of at least $550.0 million. This amount must be adjusted in the event of any securities offering by adding 85% of the “fair market value of all net offering proceeds”;
(iv)	a “minimum fixed charge coverage ratio,” which requires us to maintain a ratio for “adjusted total EBITDA” to “fixed charges” of 1.75 to 1.0;
(v)	a “maximum dividend payout,” which requires us to ensure that the total of “restricted payments” made in the current quarter, when added to the total for the three preceding fiscal quarters, shall not exceed 90% of “adjusted total EBITDA” for the four preceding fiscal quarters. “Restricted payments” include quarterly dividends and the total amount of shares repurchased by us in excess of $10.0 million per year; and
(vi)	a limitation on “recourse indebtedness,” which prohibits us from incurring additional secured indebtedness other than “non-recourse indebtedness” or indebtedness that is recourse to us that exceeds $50.0 million or 5% of the “total value,” whichever is greater.
W. P. Carey 2010 10-K — 72

Notes to Consolidated Financial Statements
We were in compliance with these covenants at December 31, 2010.
Note 9. Settlement of SEC Investigation
In March 2008, we entered into a settlement with the SEC with respect to all matters relating to a previously disclosed investigation. In anticipation of this settlement, we recognized a charge of $30.0 million and an offsetting $9.0 million tax benefit in the fourth quarter of 2007. As a result, the settlement is reflected as Decrease in settlement provision in our Consolidated Statement of Cash Flows for the year ended December 31, 2008. We also recognized a gain of $1.8 million for the year ended December 31, 2008 related to an insurance reimbursement of certain professional services costs incurred in connection with the SEC investigation.
Note 10. Commitments and Contingencies
At December 31, 2010, we were not involved in any material litigation.
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
Proposed Merger of Affiliates
As discussed in Note 3, in connection with the Proposed Merger, we have agreed to purchase three properties from CPA®:14, in which we already have a joint venture interest, for an aggregate purchase price of $32.1 million, plus the assumption of approximately $64.7 million of indebtedness.
If the cash on hand and available to CPA®:14 and CPA®:16 — Global, including the proceeds of the CPA®:14 Asset Sales and a new $300.0 million senior credit facility of CPA®:16 — Global, is not sufficient to enable CPA®:16 — Global to fulfill cash elections in the Proposed Merger by CPA®:14 shareholders, we have agreed to purchase a sufficient number of shares of CPA®:16 — Global stock from CPA®:16 — Global to enable it to pay such amounts to CPA®:14 shareholders. Assuming that holders of 50% of CPA®:14’s outstanding stock elect to receive cash in the Proposed Merger, then the maximum cash required by CPA®:16 — Global to purchase these shares would be approximately $416.1 million, based on the total shares of CPA®:14 outstanding at December 31, 2010.
The merger agreement also contains certain termination rights for both CPA®:14 and CPA®:16. If the merger agreement is terminated because the closing condition that CPA®:16 — Global obtain funding pursuant to the debt financing and, if applicable, the equity financing described above is not satisfied or waived, we have agreed to pay CPA®:16 — Global’s and CPA®:14’s out-of-pocket expenses up to $5.0 million and $4.0 million, respectively. We have also agreed to pay CPA®:14’s out-of-pocket expenses if the merger agreement is terminated due to more than 50% of CPA®:14’s shareholders electing to receive cash in the Proposed Merger or CPA®:14 failing to obtain the requisite shareholder approval. Costs incurred by CPA®:14 and CPA®:16 — Global related to the Proposed Merger totaled approximately $1.2 million and $1.8 million, respectively, through December 31, 2010.
In connection with the Proposed Merger, CAM has agreed to indemnify CPA®:16 — Global if it suffers certain losses arising out of a breach by CPA®:14 of its representations and warranties under the merger agreement and having a material adverse effect on CPA®:16 — Global after the Proposed Merger, up to the amount of fees received by CAM in connection with the Proposed Merger. We have evaluated the exposure related to this indemnification and believe the exposure to be minimal.
W. P. Carey 2010 10-K — 73

Notes to Consolidated Financial Statements
Note 11. Fair Value Measurements
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
Items Measured at Fair Value on a Recurring Basis
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Money Market Funds — Our money market funds consisted of government securities and treasury bills. These funds were classified as Level 1 as we used quoted prices from active markets to determine their fair values.
Derivative Assets and Liabilities — Our derivative assets and liabilities primarily comprised of interest rate swaps or caps. These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates. Our derivative instruments were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.
Other Securities — Our other securities primarily comprised of our investment in an India growth fund and our interest in a commercial mortgage loan securitization. These funds are not traded in an active market. We estimated the fair value of these securities using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3.
Redeemable Noncontrolling Interest — We account for the noncontrolling interest in WPCI as redeemable noncontrolling interest. We determined the valuation of redeemable noncontrolling interest using widely accepted valuation techniques, including discounted cash flow on the expected cash flows of the investment as well as the income capitalization approach, which considers prevailing market capitalization rates. We classified this liability as Level 3.
The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2010 and 2009 (in thousands):

		Fair Value Measurements at December 31, 2010 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$37,154	$37,154	$—	$—
Other securities	1,726	—	—	1,726
Derivative assets	312	—	312	—

Total	$39,192	$37,154	$312	$1,726

Liabilities:
Derivative liabilities	$969	$—	$969	$—
Redeemable noncontrolling interest	7,546	—	—	7,546

Total	$8,515	$—	$969	$7,546

W. P. Carey 2010 10-K — 74

Notes to Consolidated Financial Statements

		Fair Value Measurements at December 31, 2009 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$4,283	$4,283	$—	$—
Other securities	1,687	—	—	1,687

Total	$5,970	$4,283	$—	$1,687

Liabilities:
Derivative liabilities	$634	$—	$634	$—
Redeemable noncontrolling interest	7,692	—	—	7,692

Total	$8,326	$—	$634	$7,692

Assets and liabilities presented above exclude assets and liabilities owned by unconsolidated ventures.

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3 Only)
	Year ended December 31, 2010		Year ended December 31, 2009
	Assets	Liabilities	Assets	Liabilities
		Redeemable		Redeemable
	Other	Noncontrolling	Other	Noncontrolling
	Securities	Interest	Securities	Interest
Beginning balance	$1,687	$7,692	$1,628	$18,085
Total gains or losses (realized and unrealized):
Included in earnings	4	1,293	(2)	2,258
Included in other comprehensive income (loss)	12	(12)	16	12
Purchases	23	—	45
Settlements		—	—	(15,380)
Distributions paid	—	(956)	—	(4,056)
Redemption value adjustment	—	(471)	—	6,773

Ending balance	$1,726	$7,546	$1,687	$7,692

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$4	$—	$(2)	$—

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the years ended December 31, 2010 and 2009. Gains and losses (realized and unrealized) included in earnings for other securities are reported in Other income and (expenses) in the consolidated financial statements.
Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

	December 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Deferred acquisition fees receivable	$31,419	$32,485	$32,386	$32,800
Non-recourse debt	255,232	255,460	215,330	201,774
Line of credit	141,750	140,600	111,000	108,900
We determine the estimated fair value of our debt instruments using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimate that our other financial assets and liabilities (excluding net investment in direct financing leases) had fair values that approximated their carrying values at both December 31, 2010 and 2009.
W. P. Carey 2010 10-K — 75

Notes to Consolidated Financial Statements
Items Measured at Fair Value on a Non-Recurring Basis
We perform an assessment, when required, of the value of certain of our real estate investments in accordance with current authoritative accounting guidance. As part of that assessment, we determined the valuation of these assets using widely accepted valuation techniques, including expected discounted cash flows or an income capitalization approach, which considers prevailing market capitalization rates. We reviewed each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. We calculated the impairment charges recorded during the years ended December 31, 2010, 2009 and 2008 based on contracted or expected selling prices. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions change.
The following table presents information about our nonfinancial assets that were measured on a fair value basis for the years ended December 31, 2010 and 2009. All of the impairment charges were measured using unobservable inputs (Level 3) (in thousands):

	Year ended December 31, 2010		Year ended December 31, 2009		Year ended December 31, 2008
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
	Measurements	Charges	Measurements	Charges	Measurements	Charges
Impairment Charges From Continuing Operations:
Real estate	$6,271	$8,372	$823	$900	$—	$—
Net investments in direct financing leases	3,548	1,140	23,571	2,616	4,201	473
Equity investments in real estate	22,846	1,394	—	—	—	—

	32,665	10,906	24,394	3,516	4,201	473

Impairment Charges From Discontinued Operations:
Real estate	5,391	5,869	9,719	6,908	3,751	538

	$38,056	$16,775	$34,113	$10,424	$7,952	$1,011

Note 12. Risk Management and Use of Derivative Financial Instruments
Risk Management
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
Use of Derivative Financial Instruments
When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates. We have not entered, and do not plan to enter into, financial instruments for trading or speculative purposes. In addition to derivative instruments that we enter into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, and we may own common stock warrants, granted to us by lessees when structuring lease transactions, that are considered to be derivative instruments. The primary risks related to our use of derivative instruments are that a counterparty to a hedging arrangement could default on its obligation or that the credit quality of the counterparty may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction. While we seek to mitigate these risks by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.
W. P. Carey 2010 10-K — 76

Notes to Consolidated Financial Statements
We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in OCI until the hedged item is recognized in earnings. For cash flow hedges, the ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.
The following table sets forth certain information regarding our derivative instruments at December 31, 2010 and 2009 (in thousands):

		Asset Derivatives Fair Value		Liability Derivatives Fair Value
Derivatives designated as		at December 31,		at December 31,
hedging instruments	Balance Sheet Location	2010	2009	2010	2009
Interest rate swaps	Other assets, net	$312	$—	$—	$—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(969)	(634)
The following table presents the impact of derivative instruments on OCI within our consolidated financial statements (in thousands):

	Amount of (Loss) Gain Recognized in
	OCI on Derivative (Effective Portion)
	Years ended December 31,
Derivatives in Cash Flow Hedging Relationships	2010	2009	2008
Interest rate swaps (a)	$(45)	$(243)	$(419)

(a)	During the years ended December 31, 2010, 2009 and 2008, no gains or losses were reclassified from OCI into income related to effective or ineffective portions of hedging relationships or to amounts excluded from effectiveness testing.
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
W. P. Carey 2010 10-K — 77

Notes to Consolidated Financial Statements
The interest rate swap derivative instruments that we had outstanding at December 31, 2010 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

		Notional	Effective	Effective	Expiration
	Type	Amount	Interest Rate	Date	Date	Fair Value
3-Month Euribor (a)	“Pay-fixed” swap	$8,522	4.2%	3/2008	3/2018	$(757)
1-Month Libor	“Pay-fixed” swap	4,681	3.0%	4/2010	4/2015	(212)
1-Month Libor	“Pay-fixed” swap	34,804	3.0%	7/2010	7/2020	312

						$(657)

(a)	Amounts are based upon the Euro exchange rate at December 31, 2010.
The interest rate cap derivative instruments that our unconsolidated ventures had outstanding at December 31, 2010 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Ownership Interest
	in Venture at		Notional			Effective	Expiration
	December 31, 2010	Type	Amount	Cap Rate (a)	Spread	Date	Date	Fair Value
3-Month LIBOR	17.75%	Interest rate cap	$116,684	4.0%	4.8%	8/2009	8/2014	$733
1-Month LIBOR	78.95%	Interest rate cap	18,310	3.0%	4.0%	9/2009	4/2014	122

								$855

(a)	The applicable interest rates of the related loans were 5.0% and 4.3% at December 31, 2010; therefore, the interest rate caps were not being utilized at that date.
Other
Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on our non-recourse variable-rate debt. At December 31, 2010, we estimate that an additional $1.3 million will be reclassified as interest expense during the next twelve months.
Some of the agreements we have with derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At December 31, 2010, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $0.8 million at December 31, 2010, which includes accrued interest but excludes any adjustment for nonperformance risk. If we had breached any of these provisions at December 31, 2010, we could have been required to settle our obligations under these agreements at their termination value of $0.9 million.
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
At December 31, 2010, the majority of our directly-owned real estate properties were located in the U.S. (89%), with Texas (20%), California (14%), Arizona (11%) and Georgia (11%) representing the most significant geographic concentrations, based on percentage of our annualized contractual minimum base rent for the fourth quarter of 2010. At December 31, 2010, our directly-owned real estate properties contained concentrations in the following asset types: office (38%), industrial (30%) and warehouse/distribution (17%); and in the following tenant industries: retail stores (13%), business and commercial services (12%) and telecommunications (12%).
W. P. Carey 2010 10-K — 78

Notes to Consolidated Financial Statements
Note 13. Impairment Charges
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
The following table summarizes impairment charges recognized during the years ended December 31, 2010, 2009, and 2008 (in thousands):

	Years ended December 31,
	2010	2009	2008
Real estate	$8,372	$900	$—
Net investments in direct financing leases	1,140	2,616	473

Total impairment charges included in expenses	9,512	3,516	473
Equity investments in real estate (a)	1,394	—	—

Total impairment charges included in continuing operations	10,906	3,516	473
Impairment charges included in discontinued operations	5,869	6,908	538

Total impairment charges	$16,775	$10,424	$1,011

(a)	Impairment charges on our equity investments in real estate are included in Income from equity investments in real estate and CPA® REITs within the consolidated financial statements.
Impairment Charges on Real Estate
During the years ended December 31, 2010 and 2009, we recognized impairment charges on various properties totaling $8.4 million and $0.9 million, respectively. These impairments were primarily the result of writing down the properties’ carrying values to their respective estimated fair values in connection with potential sales due to tenants vacating or not renewing their leases.
Impairment Charges on Direct Financing Leases
In connection with our annual review of the estimated residual values on our properties classified as net investments in direct financing leases, we determined that an other-than-temporary decline in estimated residual value had occurred at various properties due to market conditions, and the accounting for these direct financing leases was revised using the changed estimates. The changes in estimates resulted in the recognition of impairment charges totaling $1.1 million, $2.6 million and $0.5 million in 2010, 2009 and 2008, respectively.
Impairment Charges on Equity Investments in Real Estate
During the year ended December 31, 2010, we recognized an other-than-temporary impairment charge of $1.4 million on a venture to reflect the decline in the estimated fair value of the venture’s underlying net assets in comparison with the carrying value of our interest in the venture.
Impairment Charges on Properties Sold
During the years ended December 31, 2010, 2009 and 2008, we recognized impairment charges on properties sold totaling $5.9 million, $6.9 million and $0.5 million, respectively. These impairment charges, which are included in discontinued operations, were the result of reducing these properties’ carrying values to their estimated fair values (Note 17).
W. P. Carey 2010 10-K — 79

Notes to Consolidated Financial Statements
Note 14. Equity
Distributions Payable
We declared a quarterly distribution of $0.510 per share in December 2010, which was paid in January 2011 to shareholders of record at December 31, 2010; and a quarterly distribution of $0.502 per share and a special distribution of $0.30 per share in December 2009, which were paid in January 2010 to shareholders of record at December 31, 2009. The special distribution was approved by our board of directors as a result of an increase in our 2009 taxable income.
Redeemable Noncontrolling Interest
We account for the noncontrolling interest in WPCI held by one of our officers as a redeemable noncontrolling interest, as we have an obligation to repurchase the interest from that officer, subject to certain conditions. The officer’s interest is reflected at estimated redemption value for all periods presented. Redeemable noncontrolling interests, as presented on the consolidated balance sheets, reflect adjustments of ($0.5) million, $6.8 million and $0.3 million at December 31, 2010, 2009 and 2008, respectively, to present the officer’s interest at redemption value. See Note 15.
The following table presents a reconciliation of redeemable noncontrolling interest (in thousands):

	2010	2009	2008
Balance at beginning of year	$7,692	$18,085	$20,394
Redemption value adjustment	(471)	6,773	322
Net income	1,293	2,258	1,508
Distributions	(956)	(4,056)	(4,139)
Purchase of noncontrolling interests	—	(15,380)	—
Change in other comprehensive (loss) income	(12)	12	—

Balance at end of year	$7,546	$7,692	$18,085

Accumulated Other Comprehensive Loss
The following table presents accumulated other comprehensive loss reflected in equity, net of tax. Amounts include our proportionate share of other comprehensive income or loss from our unconsolidated investments (in thousands):

	December 31,
	2010	2009
Unrealized gain on marketable securities	$48	$42
Unrealized loss on derivative instruments	(1,658)	(901)
Foreign currency translation adjustment	(1,853)	178

Accumulated other comprehensive loss	$(3,463)	$(681)

W. P. Carey 2010 10-K — 80

Notes to Consolidated Financial Statements
Earnings Per Share
Under current authoritative guidance for determining earnings per share, all unvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Our unvested RSUs contain rights to receive non-forfeitable distribution equivalents, and therefore we apply the two-class method of computing earnings per share. The calculation of earnings per share below excludes the income attributable to the unvested RSUs from the numerator. The following table summarizes basic and diluted earnings per share for the periods indicated (in thousands, except share amounts):

	Years ended December 31,
	2010	2009	2008
Net income attributable to W. P. Carey members	$73,972	$69,023	$78,047
Allocation of distributions paid on unvested RSUs in excess of net income	(440)	(1,127)	(295)

Net income — basic	73,532	67,896	77,752
Income effect of dilutive securities, net of taxes	724	1,250	840

Net income — diluted	$74,256	$69,146	$78,592

Weighted average shares outstanding — basic	39,514,746	39,019,709	39,202,520
Effect of dilutive securities	493,148	693,026	1,018,592

Weighted average shares outstanding — diluted	40,007,894	39,712,735	40,221,112

Securities included in our diluted earnings per share determination consist of stock options, warrants and restricted stock. Securities totaling 1.8 million shares, 2.6 million shares and 2.4 million shares for the years ended December 31, 2010, 2009, and 2008, respectively, were excluded from the earnings per share computations above as their effect would have been anti-dilutive.
Share Repurchase Programs
In June 2007, our board of directors approved a share repurchase program through December 31, 2007 that was later extended through March 2008. During the term of the program, we repurchased a total of $30.7 million of our common stock. In October 2008, the Executive Committee of our board of directors (the “Executive Committee”) approved a program to repurchase up to $10.0 million of our common stock through December 15, 2008. During the term of this program, we repurchased a total of $8.5 million of our common stock. In December 2008, the Executive Committee approved a further program to repurchase up to $10.0 million of our common stock through March 4, 2009 or the date the maximum was reached, if earlier. During the term of this program, we repurchased a total of $9.3 million of our common stock. In March 2009, the Executive Committee approved an additional program to repurchase up to $3.5 million of our common stock through March 27, 2009 or the date the maximum was reached, if earlier. During the term of this program, we repurchased a total of $2.8 million of our common stock.
Note 15. Stock-Based and Other Compensation
Stock-Based Compensation
At December 31, 2010, we maintained several stock-based compensation plans as described below. The total compensation expense (net of forfeitures) for these plans was $7.4 million, $9.3 million and $7.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Total stock-based compensation expense for the year ended December 31, 2010 included net forfeitures of $2.0 million as a result of the resignation of two senior officers. The tax benefit recognized by us related to these plans totaled $3.3 million, $4.2 million and $3.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.
2009 Incentive Plan and 1997 Incentive Plans
We maintain the 1997 Share Incentive Plan (as amended, the “1997 Incentive Plan”), which authorized the issuance of up to 6,200,000 shares of our common stock. In June 2009, our shareholders approved the 2009 Share Incentive Plan (the “2009 Incentive Plan”) to replace the 1997 Incentive Plan, except with respect to outstanding contractual obligations under the 1997 Incentive Plan, so that no further awards can be made under that plan. The 2009 Incentive Plan authorizes the issuance of up to 3,600,000 shares of our common stock, of which 218,644 were issued or reserved for issuance upon vesting of RSUs and PSUs at December 31, 2010. The 1997 Incentive Plan provided for the grant of (i) share options, which may or may not qualify as incentive stock options under the Code, (ii) performance shares or PSUs, (iii) dividend equivalent rights and (iv) restricted shares or RSUs. The 2009 Incentive Plan provides for the grant of (i) share options, (ii) restricted shares or RSUs, (iii) performance shares or PSUs, and (iv) dividend equivalent rights. The vesting of grants under both plans is accelerated upon a change in our control and under certain other conditions. During 2010, grants under our long-term incentive program (the “LTIP”) were made under the 2009 Incentive Plan.
W. P. Carey 2010 10-K — 81

Notes to Consolidated Financial Statements
In December 2007, the Compensation Committee approved the LTIP and terminated further contributions to the Partnership Equity Unit Plan described below. In 2008, the Compensation Committee approved long-term incentive awards consisting of 153,900 RSUs and 148,250 PSUs under the LTIP through the 1997 Incentive Plan. In 2009, the Compensation Committee granted 126,050 RSUs and 152,000 PSUs under the LTIP through the 1997 Incentive Plan. In 2010, the Compensation Committee granted 140,050 RSUs and 159,250 PSUs under the LTIP through the 2009 Incentive Plan.
As a result of issuing these awards, we currently expect to recognize compensation expense totaling approximately $18.1 million over the vesting period, of which $5.7 million, $4.2 million and $2.4 million was recognized during 2010, 2009 and 2008, respectively.
2009 Non-Employee Directors Incentive Plan and 1997 Non-Employee Directors’ Plan
We maintain the 1997 Non-Employee Directors’ Plan (the “1997 Directors’ Plan”), which authorized the issuance of up to 300,000 shares of our Common Stock. In June 2007, the 1997 Director’s Plan, which had been due to expire in October 2007, was extended through October 2017. In June 2009, our shareholders approved the 2009 Non-Employee Directors’ Incentive Plan (the “2009 Directors’ Plan”) to replace the 1997 Directors’ Plan, except with respect to outstanding contractual obligations under the predecessor plan, so that no further awards can be made under that plan. The 1997 Directors’ Plan provided for the grant of (i) share options, which may or may not qualify as incentive stock options, (ii) performance shares, (iii) dividend equivalent rights and (iv) restricted shares. The 2009 Directors’ Plan authorizes the issuance of 325,000 shares of our common stock in the aggregate and initially provided for the automatic annual grant of RSUs with a total value of $50,000 to each director. In the discretion of our board of directors, the awards may also be in the form of share options or restricted shares, or any combination of the permitted awards. Grants under the 2009 Directors Plan totaled 47,565 RSUs at December 31, 2010.
Employee Share Purchase Plan
We sponsor an Employee Share Purchase Plan (“ESPP”) pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain limits, to purchase our common stock. Employees can purchase stock semi-annually at a price equal to 85% of the fair market value at certain plan defined dates. The ESPP is not material to our results of operations. Compensation expense under this plan for the years ended December 31, 2010, 2009 and 2008 was $0.2 million, $0.4 million and $0.1 million, respectively.
Carey Management Warrants
In January 1998, the predecessor of Carey Management was granted warrants to purchase 2,284,800 shares of our common stock exercisable at $21 per share and warrants to purchase 725,930 shares exercisable at $23 per share as compensation for investment banking services in connection with structuring the consolidation of the CPA® Partnerships. During the year ended December 31, 2008, a corporation wholly-owned by our Chairman, Wm. Polk Carey, exercised warrants under a 1998 grant (the “Carey Management Warrants”) to purchase a total of 695,930 shares of our common stock at $23 per share, for which we received proceeds of $16.1 million. All other Carey Management Warrants were exercised prior to 1998 or expired without value.
Partnership Equity Unit Plan
During 2003, we adopted a non-qualified deferred compensation plan (the “Partnership Equity Plan”, or “PEP”) under which a portion of any participating officer’s cash compensation in excess of designated amounts was deferred and the officer was awarded Partnership Equity Plan Units (“PEP Units”). The value of each PEP Unit was intended to correspond to the value of a share of the CPA® REIT designated at the time of such award. During 2005, further contributions to the initial PEP were terminated and it was succeeded by a second PEP. As amended, payment under these plans will occur at the earlier of December 16, 2013 (in the case of the initial PEP) or twelve years from the date of award. The award is fully vested upon grant. Each of the PEPs is a deferred compensation plan and is therefore considered to be outside the scope of current accounting guidance for stock-based compensation and subject to liability award accounting. The value of each PEP Unit will be adjusted to reflect the underlying appraised value of the designated CPA® REIT. Additionally, each PEP Unit will be entitled to distributions equal to the distribution rate of the CPA® REIT. All issuances of PEP Units, changes in the fair value of PEP Units and distributions paid are included in our compensation expense.
W. P. Carey 2010 10-K — 82

Notes to Consolidated Financial Statements
The value of the plans is reflected at fair value each quarter and is subject to changes in the fair value of the PEP units. Compensation expense under these Plans for the years ended December 31, 2010, 2009 and 2008 was $0.1 million, $0.2 million and $0.9 million, respectively. Further contributions to the second PEP were terminated at December 31, 2007; however, this termination did not affect any awardees’ rights pursuant to awards granted under this plan. In December 2008, participants in the PEPs were required to make an election to either (i) remain in the PEPs, (ii) receive cash for their PEP Units (available to former employees only) or (iii) convert their PEP Units to fully vested RSUs (available to current employees only) to be issued under the 1997 Incentive Plan on June 15, 2009. Substantially all of the PEP participants elected to receive cash or convert their existing PEP Units to RSUs. In January 2009, we paid $2.0 million in cash to former employee participants who elected to receive cash for their PEP Units. As a result of the election to convert PEP Units to RSUs, we derecognized $9.3 million of our existing PEP liability and recorded a deferred compensation obligation within W. P. Carey members’ equity in the same amount during the second quarter of 2009. The PEP participants that elected RSUs received a total of 356,416 RSUs, which was equal to the total value of their PEP Units divided by the closing price of our common stock on June 15, 2009. The PEP participants electing to receive RSUs were required to defer receipt of the underlying shares of our common stock for a minimum of two years. While employed by us, these participants are entitled to receive dividend equivalents equal to the amount of dividends paid on the underlying common stock during the deferral period. At December 31, 2010, we are obligated to issue 356,416 shares of our common stock underlying these RSUs, which is recorded within W. P. Carey members’ equity as a Deferred compensation obligation of $10.5 million. The remaining PEP liability pertaining to participants who elected to remain in the plans was $0.8 million at December 31, 2010.
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
In December 2009, one of those officers resigned from W. P. Carey, WPCI and all affiliated entities pursuant to a mutually agreed separation. As part of this separation, we effected the purchase of all of the interests in WPCI and certain related entities held by that officer for cash, at a negotiated fair market value of $15.4 million. The tax effect of approximately $4.8 million relating to the acquisition of this interest, which resulted in an increase in contributed capital, was recorded as an adjustment to Listed shares in the consolidated balance sheets. The remaining officer currently has a total interest of approximately 7.7% in each of WPCI and the related entities.
Stock Options
Option and warrant activity at December 31, 2010 and changes during the year ended December 31, 2010 were as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (in Years)	Intrinsic Value
Outstanding at beginning of year	2,255,604	$27.55
Granted	—	—
Exercised	(399,507)	22.26
Forfeited / Expired	(156,396)	30.24

Outstanding at end of year	1,699,701	$28.57	4.26	$5,700,775

Vested and expected to vest at end of year	1,671,438	$28.57	4.25	$5,661,591

Exercisable at end of year	1,231,863	$27.86	3.93	$4,981,162

W. P. Carey 2010 10-K — 83

Notes to Consolidated Financial Statements
Option and warrant activity for 2009 and 2008 was as follows:

	Years ended December 31,
	2009			2008
			Weighted			Weighted
			Average			Average
			Remaining			Remaining
		Weighted	Contractual		Weighted	Contractual
		Average	Term		Average	Term
	Shares	Exercise Price	(in Years)	Shares	Exercise Price	(in Years)
Outstanding at beginning of year	2,543,239	$27.16		3,428,170	$25.87
Granted	—	—		20,000	31.56
Exercised	(201,701)	22.29		(882,931)	22.15
Forfeited / Expired	(85,934)	28.46		(22,000)	30.27

Outstanding at end of year	2,255,604	$27.55	4.80	2,543,239	27.16	5.52

Exercisable at end of year	2,220,902	$27.50		1,242,076	$24.38

Options granted under the 1997 Incentive Plan generally have a 10-year term and generally vest in four equal annual installments. Options granted under the 1997 Directors’ Plan have a 10-year term and vest generally over three years from the date of grant. We did not issue any option awards during 2010 and 2009. The weighted average grant date fair value of options granted during the years ended December 31, 2008 was $2.42. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $2.8 million, $1.0 million and $1.9 million, respectively.
At December 31, 2010, approximately $7.3 million of total unrecognized compensation expense related to nonvested stock-based compensation awards was expected to be recognized over a weighted-average period of approximately 1.8 years.
We have the ability and intent to issue shares upon stock option exercises. Historically, we have issued authorized but unissued common stock to satisfy such exercises. Cash received from stock option exercises and purchases under the ESPP during the years ended December 31, 2010, 2009 and 2008 was $3.7 million, $1.5 million and $4.0 million, respectively.
W. P. Carey 2010 10-K — 84

Notes to Consolidated Financial Statements
Restricted and Conditional Awards
Nonvested restricted stock, RSUs and PSUs at December 31, 2010 and changes during the year ended December 31, 2010 were as follows:

	Nonvested Restricted Stock and RSU Awards		Nonvested PSU Awards
		Weighted Average		Weighted Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1, 2009	454,452	$30.50	90,469	$37.88
Granted	159,362	23.97	152,000	30.42
Vested (a)	(194,741)	29.77	—	—
Forfeited	(37,195)	23.00	(20,625)	32.33
Adjustment (b)	—	—	(51,469)	26.50

Nonvested at December 31, 2009	381,878	$28.87	170,375	$32.33
Granted	156,682	28.34	159,250	36.16
Vested (a)	(175,225)	28.58	—	—
Forfeited	(99,515)	29.75	(65,725)	36.26
Adjustment (b)	—	—	(19,906)	28.49

Nonvested at December 31, 2010	263,820	$28.42	243,994	$36.18

(a)	The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 was $5.0 million, $7.2 million and $4.4 million, respectively.

(b)	Vesting and payment of the PSUs is conditional on certain company and market performance goals being met during the relevant three-year performance period. The ultimate number of PSUs to be vested will depend on the extent to which the performance goals are met and can range from zero to three times the original awards. Pursuant to a review of our current and expected performance versus the performance goals, we revised our estimate of the ultimate number of certain of the PSUs to be vested. As a result, we recorded an adjustment in 2010 and 2009 to reflect the number of shares expected to be issued when the PSUs vest.
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
W. P. Carey 2010 10-K — 85

Notes to Consolidated Financial Statements
Fair Value Assumptions
We estimate the fair value of our options and warrants using the Black-Scholes option pricing formula, which involves the use of assumptions that are used in estimating the fair value of share-based payment awards. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based upon the trailing quarterly distribution for the four quarters preceding the award expressed as a percentage of our stock price. Expected volatilities are based on a review of the five- and ten-year historical volatility of our stock as well as the historical volatilities and implied volatilities of common stock and exchange-traded options of selected comparable companies. The expected term of awards granted is derived from an analysis of the remaining life of our awards giving consideration to their maturity dates and remaining time to vest. We use historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. We did not grant any stock option or warrant awards during 2010 and 2009. For the year ended December 31, 2008, the following assumptions and weighted average fair values were used:

Year ended
December 31, 2008
Risk-free interest rates	3.3% – 3.8%
Dividend yields	5.4% – 6.3%
Expected volatility	15% – 16.4%
Expected term in years	6.3
Other Compensation
Profit-Sharing Plan
We sponsor a qualified profit-sharing plan and trust covering substantially all of our full-time employees who have attained age 21, worked a minimum of 1,000 hours and completed one year of service. We are under no obligation to contribute to the plan and the amount of any contribution is determined by and at the discretion of our board of directors. Our board of directors can authorize contributions to a maximum of 15% of an eligible participant’s compensation, limited to less than $0.1 million annually per participant. For the years ended December 31, 2010, 2009 and 2008, amounts expensed for contributions to the trust were $3.3 million, $3.3 million and $2.8 million, respectively. The profit-sharing plan is a deferred compensation plan and is therefore considered to be outside the scope of current accounting guidance for stock-based compensation.
Other
We have employment contracts with certain senior executives. These contracts provide for severance payments in the event of termination under certain conditions including a change of control. During 2010, 2009 and 2008, we recognized severance costs totaling approximately $1.1 million, $1.7 million and $0.7 million, respectively, related to several former employees. Such costs are included in General and administrative expenses in the accompanying consolidated financial statements.
Note 16. Income Taxes
The components of our provision for income taxes for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

	2010	2009	2008
Federal
Current	$17,737	$19,796	$22,266
Deferred	(2,409)	(6,388)	(6,123)

	15,328	13,408	16,143

State, Local and Foreign
Current	12,250	12,722	10,594
Deferred	(1,756)	(3,337)	(3,216)

	10,494	9,385	7,378

Total Provision	$25,822	$22,793	$23,521

W. P. Carey 2010 10-K — 86

Notes to Consolidated Financial Statements
Deferred income taxes at December 31, 2010 and 2009 consist of the following (in thousands):

	December 31,
	2010	2009
Deferred tax assets
Unearned and deferred compensation	$14,937	$10,121
Other	82	4,899

	15,019	15,020

Deferred tax liabilities
Receivables from affiliates	14,290	13,478
Investments	35,267	39,116
Other	755	247

	50,312	52,841

Net deferred tax liability	$35,293	$37,821

The difference between the tax provision and the tax benefit recorded at the statutory rate at December 31, 2010, 2009 and 2008 is as follows (in thousands):

	Years ended December 31,
	2010		2009		2008
Pre-tax income from taxable subsidiaries	$49,253		$41,943		$56,151
Federal provision at statutory tax rate (35%)	17,238	35.0%	14,680	35.0%	19,653	35.0%
State and local taxes, net of federal benefit	4,303	8.7%	4,246	10.1%	3,522	6.3%
Amortization of intangible assets	854	1.7%	855	2.0%	856	1.5%
Other	272	0.6%	101	0.3%	211	0.4%

Tax provision — taxable subsidiaries	22,667	46.0%	19,882	47.4%	24,242	43.2%

Other state, local and foreign taxes	3,155		2,911		(721)

Total tax provision	$25,822		$22,793		$23,521

Included in income taxes in the consolidated balance sheets at December 31, 2010 and 2009 are accrued income taxes totaling $6.1 million and $5.3 million, respectively, and deferred income taxes totaling $35.3 million and $37.8 million, respectively.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2010	2009
Balance at January 1,	$1,033	$1,022
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	11
Reductions for tax positions of prior years	(1,033)	—
Settlements	—	—

Balance at December 31,	$—	$1,033

W. P. Carey 2010 10-K — 87

Notes to Consolidated Financial Statements
During the third quarter of 2010, we reversed unrecognized tax benefits of $0.6 million (net of federal benefits), including all related interest totaling $0.1 million, as they were no longer required.
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
Note 17. Discontinued Operations
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
2010 — We sold seven properties for a total of $14.6 million, net of selling costs, and recognized a net gain on these sales totaling $0.5 million, excluding impairment charges totaling $5.9 million and $6.0 million that were previously recognized in 2010 and 2009, respectively.
2009 — We sold five properties for $43.5 million, net of selling costs, and recognized a net gain on sale of $7.7 million, excluding impairment charges of $0.9 million recognized in 2009, $0.5 million recognized in 2008 and $0.6 million recognized in 2007.
2008 —In June 2008, we received $3.8 million from a former tenant in connection with the resolution of a lawsuit.
W. P. Carey 2010 10-K — 88

Notes to Consolidated Financial Statements
The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Years ended December 31,
	2010	2009	2008
Revenues	$1,660	$8,246	$13,051
Expenses	(879)	(3,816)	(4,101)
Gains on sales of real estate, net	460	7,701	—
Impairment charges	(5,869)	(6,908)	(538)

(Loss) income from discontinued operations	$(4,628)	$5,223	$8,412

Note 18. Segment Reporting
We evaluate our results from operations by our two major business segments — investment management and real estate ownership (Note 1). The following table presents a summary of comparative results of these business segments (in thousands):

	Years ended December 31,
	2010	2009	2008
Investment Management
Revenues (a)	$191,890	$155,119	$147,258
Operating expenses (a)	(133,682)	(110,160)	(101,202)
Other, net (b)	17,506	5,413	11,234
Provision for income taxes	(25,052)	(21,038)	(22,432)

Income from continuing operations attributable to W. P. Carey members	$50,662	$29,334	$34,858

Real Estate Ownership
Revenues	$82,020	$77,231	$87,442
Operating expenses	(52,260)	(41,568)	(40,814)
Interest expense	(16,234)	(14,979)	(18,598)
Other, net (b)	15,182	15,537	7,836
Provision for income taxes	(770)	(1,755)	(1,089)

Income from continuing operations attributable to W. P. Carey members	$27,938	$34,466	$34,777

Total Company
Revenues (a)	$273,910	$232,350	$234,700
Operating expenses (a)	(185,942)	(151,728)	(142,016)
Interest expense	(16,234)	(14,979)	(18,598)
Other, net (b)	32,688	20,950	19,070
Provision for income taxes	(25,822)	(22,793)	(23,521)

Income from continuing operations attributable to W. P. Carey members	$78,600	$63,800	$69,635

	Equity Investments in Real Estate		Total Long-Lived Assets (c)		Total Assets
	as of December 31,		as of December 31,		as of December 31,
	2010	2009	2010	2009	2010	2009
Investment Management	$245,055	$215,951	$248,784	$222,453	$368,975	$343,989
Real Estate Ownership	77,239	89,039	701,921	668,510	803,351	749,347

Total Company	$322,294	$304,990	$950,705	$890,963	$1,172,326	$1,093,336

(a)	Included in revenues and operating expenses are reimbursable costs from affiliates totaling $60.0 million, $47.5 million and $41.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(b)	Includes interest income, income from equity investments in real estate and CPA® REITs, income (loss) attributable to noncontrolling interests and other income and (expenses). Other income and (expenses) in 2009 in the investment management segment includes other income of $4.0 million related to a settlement of a dispute with a vendor regarding certain fees we paid in prior years for services they performed.

(c)	Includes real estate, real estate under construction, net investment in direct financing leases, equity investments in real estate, operating real estate and intangible assets related to management contracts and leases.
W. P. Carey 2010 10-K — 89

Notes to Consolidated Financial Statements
Geographic information for our real estate ownership segment is as follows (in thousands):

2010	Domestic	Foreign (a)	Total
Revenues	$74,314	$7,706	$82,020
Operating expenses	(48,518)	(3,742)	(52,260)
Interest expense	(14,492)	(1,742)	(16,234)
Other, net (b)	11,239	3,943	15,182
Provision for income taxes	(740)	(30)	(770)

Income from continuing operations attributable to W. P. Carey members	$21,803	$6,135	$27,938

Total assets	$720,364	$82,987	$803,351
Total long-lived assets	$632,795	$69,126	$701,921

2009	Domestic	Foreign (a)	Total
Revenues	$69,258	$7,973	$77,231
Operating expenses	(39,149)	(2,419)	(41,568)
Interest expense	(12,928)	(2,051)	(14,979)
Other, net (b)	9,748	5,789	15,537
Provision for income taxes	(792)	(963)	(1,755)

Income from continuing operations attributable to W. P. Carey members	$26,137	$8,329	$34,466

Total assets	$684,482	$64,865	$749,347
Total long-lived assets	$620,599	$47,911	$668,510

2008	Domestic	Foreign (a)	Total
Revenues	$79,607	$7,835	$87,442
Operating expenses	(37,543)	(3,271)	(40,814)
Interest expense	(16,450)	(2,148)	(18,598)
Other, net (b)	4,473	3,363	7,836
Provision for income taxes	(386)	(703)	(1,089)

Income from continuing operations attributable to W. P. Carey members	$29,701	$5,076	$34,777

Total assets	$707,399	$57,169	$764,568
Total long-lived assets	$686,003	$48,541	$734,544

(a)	At December 31, 2010, our international investments were comprised of investments in France, Germany, Poland and Spain.

(b)	Includes interest income, income from equity investments in real estate, income (loss) attributable to noncontrolling interests and other income and (expenses).
W. P. Carey 2010 10-K — 90

Notes to Consolidated Financial Statements
Note 19. Selected Quarterly Financial Data (unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues (a)	$62,592	$70,038	$58,954	$82,326
Expenses (a)	45,158	42,622	42,491	55,671
Net income	14,302	23,721	16,371	20,557
Add: Net loss attributable to noncontrolling interests	286	128	81	(181)
Less: Net income attributable to redeemable noncontrolling interests	(175)	(417)	(106)	(595)

Net income attributable to W. P. Carey members	14,413	23,432	16,346	19,781

Earnings per share attributable to W. P. Carey members —
Basic	0.36	0.59	0.41	0.50
Diluted	0.36	0.59	0.41	0.50

Distributions declared per share	0.504	0.506	0.508	0.510

	Three months ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues (a)	$60,068	$52,807	$59,184	$60,291
Expenses (a)	37,674	36,398	37,571	40,085
Net income	17,774	14,877	14,184	23,733
Add: Net loss attributable to noncontrolling interests	170	203	186	154
Less: Net income attributable to redeemable noncontrolling interests	(235)	(103)	(1,019)	(901)

Net income attributable to W. P. Carey members	17,709	14,977	13,351	22,986

Earnings per share attributable to W. P. Carey members —
Basic	0.45	0.37	0.33	0.59
Diluted	0.44	0.37	0.34	0.59

Distributions declared per share	0.496	0.498	0.500	0.502	(b)

(a)	Certain amounts from previous quarters have been reclassified to discontinued operations (Note 17).

(b)	Excludes a special distribution of $0.30 per share paid in January 2010 to shareholders of record at December 31, 2009.
Note 20. Subsequent Event
In January 2011, we made a $90.0 million loan to CPA®:17 — Global to fund acquisitions that were closed within the first two weeks of the year. The principal and accrued interest thereon at 1.15% per annum are due to us no later than March 11, 2011. We funded the loan with proceeds from our line of credit.
W. P. Carey 2010 10-K — 91

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
at December 31, 2010
(in thousands)

											Life on which
											Depreciation in
				Costs Capitalized	Increase	Gross Amount at which Carried					Latest Statement
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period(c)			Accumulated	Date	of Income is
Description	Encumbrances	Land	Buildings	Acquisition(a)	Investments(b)	Land	Buildings	Total	Depreciation(c)	Acquired	Computed
Real Estate Under Operating Leases:
Office facilities in Broomfield, CO	$—	$248	$2,538	$4,844	$(1,784)	$2,928	$2,918	$5,846	$1,070	Jan. 1998	40 yrs.
Distribution facilities and warehouses in Erlanger, KY	9,593	1,526	21,427	2,952	141	1,526	24,520	26,046	7,903	Jan. 1998	40 yrs.
Retail stores in Montgomery and Brewton, AL	—	855	6,762	103	(6,121)	407	1,192	1,599	718	Jan. 1998	40 yrs.
Land in Commerce, CA	—	4,573	—	—	—	4,573	—	4,573	—	Jan. 1998	N/A
Office facility in Beaumont, TX	—	164	2,344	967	—	164	3,311	3,475	1,201	Jan. 1998	40 yrs.
Office and industrial facilities in Bridgeton, MO	—	270	5,100	4,166	—	270	9,266	9,536	2,131	Jan. 1998	40 yrs.
Partially vacant industrial/office and distribution facilities in Salisbury, NC	—	247	5,035	2,702	—	247	7,737	7,984	2,871	Jan. 1998	40 yrs.
Office facility in Raleigh, NC	—	1,638	2,844	157	(2,554)	828	1,257	2,085	312	Jan. 1998	20 yrs.
Office facility in King of Prussia, PA	—	1,219	6,283	1,295	—	1,219	7,578	8,797	2,264	Jan. 1998	40 yrs.
Warehouse and distribution facility in Fort Lauderdale, FL	—	1,893	11,077	703	(8,449)	1,173	4,051	5,224	1,221	Jan. 1998	40 yrs.
Industrial facilities in Pinconning, MS	—	32	1,692	—	—	32	1,692	1,724	550	Jan. 1998	40 yrs.
Industrial facilities in San Fernando, CA	8,256	2,052	5,322	—	152	2,052	5,474	7,526	1,769	Jan. 1998	40 yrs.
Land leased in several cities in the following states: Alabama, Florida, Georgia, Illinois, Louisiana, Missouri, New Mexico, North Carolina, South Carolina and Texas	728	9,382	—	—	(172)	9,210	—	9,210	—	Jan. 1998	N/A
Industrial facility in Milton, VT	—	220	1,579	—	—	220	1,579	1,799	513	Jan. 1998	40 yrs.
Land in Glendora, CA	—	1,135	—	—	17	1,152	—	1,152	—	Jan. 1998	N/A
Office facilities in Bloomingdale, IL	—	1,075	11,453	997	—	1,090	12,435	13,525	3,877	Jan. 1998	40 yrs.
Industrial facility in Doraville, GA	—	3,288	9,864	246	275	3,288	10,385	13,673	3,287	Jan. 1998	40 yrs.
W. P. Carey 2010 10-K — 92

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
at December 31, 2010
(in thousands)

											Life on which
											Depreciation in Latest
				Costs Capitalized	Increase	Gross Amount at which Carried					Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period(c)			Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Acquisition(a)	Investments(b)	Land	Buildings	Total	Depreciation(c)	Acquired	Computed
Real Estate Under Operating Leases (Continued):
Office facilities in Collierville, TN	—	335	1,839	—	—	335	1,839	2,174	598	Jan. 1998	40 yrs.
Land in Irving and Houston, TX	8,992	9,795	—	—	—	9,795	—	9,795	—	Jan. 1998	N/A
Industrial facility in Chandler, AZ	13,259	5,035	18,957	7,435	541	5,035	26,933	31,968	7,392	Jan. 1998	40 yrs.
Warehouse and distribution facilities in Houston, TX	—	167	885	60	—	167	945	1,112	295	Jan. 1998	40 yrs.
Industrial facility in Prophetstown, IL	—	70	1,477	—	(909)	70	568	638	121	Jan. 1998	40 yrs.
Office facilities in Bridgeton, MO	—	842	4,762	1,627	71	842	6,460	7,302	992	Jan. 1998	40 yrs.
Industrial facility in Industry, CA	—	3,789	13,164	1,380	318	3,789	14,862	18,651	3,708	Jan. 1998	40 yrs.
Warehouse and distribution facilities in Memphis, TN	—	1,051	14,037	510	(2,571)	1,051	11,976	13,027	8,695	Jan. 1998	7 yrs.
Retail stores in Drayton Plains, MI and Citrus Heights, CA	—	1,039	4,788	165	193	1,039	5,146	6,185	791	Jan. 1998	35 yrs.
Warehouse and distribution facilities in New Orleans, LA; Memphis, TN and San Antonio, TX	—	328	1,463	—	—	328	1,463	1,791	187	Jan. 1998	15 yrs.
Retail store in Bellevue, WA	8,784	4,125	11,812	393	—	4,494	11,836	16,330	3,760	Apr. 1998	40 yrs.
Office facility in Houston, TX	5,000	3,260	22,574	801	(3,765)	2,785	20,085	22,870	6,469	Jun. 1998	40 yrs.
Office facility in Rio Rancho, NM	7,853	1,190	9,353	1,316	—	1,467	10,392	11,859	3,073	Jul. 1998	40 yrs.
Vacant office facility in Moorestown, NJ	5,285	351	5,981	919	42	351	6,942	7,293	2,412	Feb. 1999	40 yrs.
Office facility in Norcross, GA	29,138	5,200	25,585	11,822	—	5,200	37,407	42,607	10,456	Jun. 1999	40 yrs.
Office facility in Tours, France	6,401	1,034	9,737	226	4,210	1,455	13,752	15,207	3,465	Sep. 2000	40 yrs.
Office facility in Illkirch, France	15,650	—	18,520	—	9,189	—	27,709	27,709	7,464	Dec. 2001	40 yrs.
Industrial, warehouse and distribution facilities in Lenexa, KS; Winston-Salem, NC and Dallas, TX	8,159	1,860	12,539	—	5	1,860	12,544	14,404	2,666	Sep. 2002	40 yrs.
Office buildings in Venice, CA	—	2,032	10,152	—	1	2,032	10,153	12,185	1,597	Sep. 2004	40 yrs.
W. P. Carey 2010 10-K — 93

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
at December 31, 2010
(in thousands)

											Life on which
											Depreciation in Latest
				Costs Capitalized	Increase	Gross Amount at which Carried					Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period(c)			Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Acquisition(a)	Investments(b)	Land	Buildings	Total	Depreciation(c)	Acquired	Computed
Real Estate Under Operating Leases (Continued):
Retail store in West Mifflin, PA and warehouse and distribution facility in Greenfield, IN	—	2,807	10,335	210	(7,161)	2,127	4,064	6,191	773	Sep. 2004	40 yrs.
Office facility in San Diego, CA	—	4,647	19,712	8	40	4,647	19,760	24,407	3,107	Sep. 2004	40 yrs.
Warehouse and distribution facilities in Birmingham, AL	4,681	1,256	7,704	—	—	1,256	7,704	8,960	1,212	Sep. 2004	40 yrs.
Industrial facility in Scottsdale, AZ	1,353	586	46	—	—	586	46	632	7	Sep. 2004	40 yrs.
Retail stores in Hope, Little Rock and Hot Springs, AZ	—	850	2,939	2	(2,160)	85	1,546	1,631	244	Sep. 2004	40 yrs.
Industrial facilities in Apopka, FL	—	362	10,855	474	—	362	11,329	11,691	1,715	Sep. 2004	40 yrs.
Retail facility in Jacksonville, FL	—	975	6,980	20	—	975	7,000	7,975	1,099	Sep. 2004	40 yrs.
Retail facilities in Charlotte, NC	—	1,639	10,608	172	24	1,639	10,804	12,443	1,843	Sep. 2004	40 yrs.
Land in San Leandro, CA	—	1,532	—	—	—	1,532	—	1,532	—	Dec. 2006	N/A
Educational facility in Mendota Heights, MN	6,599	2,484	9,078	—	(5,623)	2,484	3,455	5,939	1,199	Dec. 2006	30.9 yrs.
Industrial facility in Sunnyvale, CA	—	1,663	3,571	—	—	1,663	3,571	5,234	540	Dec. 2006	27 yrs.
Fitness and recreational sports center in Austin, TX	2,766	1,725	5,168	—	—	1,725	5,168	6,893	740	Dec. 2006	28.5 yrs.
Retail store in Wroclaw, Poland	8,522	3,600	10,306	—	(1,927)	3,313	8,666	11,979	662	Dec. 2007	40 yrs.
Office facility in Fort Worth, TX	34,804	4,600	37,580	—	—	4,600	37,580	42,180	861	Feb. 2010	40 yrs.
Warehouse and distribution facility in Mallorca, Spain	—	11,109	12,636	—	2,279	12,192	13,832	26,024	202	Jun. 2010	40 yrs.

	$185,823	$111,155	$428,463	$46,672	$(25,698)	$111,660	$448,932	$560,592	$108,032

W. P. Carey 2010 10-K — 94

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
at December 31, 2010
(in thousands)

						Gross Amount at
				Costs Capitalized	Increase	which Carried
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of	Date
Description	Encumbrances	Land	Buildings	Acquisition(a)	Investments(b)	Period Total	Acquired
Direct Financing Method:
Warehouse and distribution facilities in Anchorage, Alaska and Commerce, California	$—	$332	$12,281	$—	$(375)	$12,238	Jan. 1998
Office facility in Toledo, Ohio	2,381	224	2,684	—	(338)	2,570	Jan. 1998
Industrial facility in Goshen, Indiana	—	239	3,339	—	(2,399)	1,179	Jan. 1998
Retail stores in several cities in the following states: Alabama, Florida, Georgia, Illinois, Louisiana, Missouri, New Mexico, North Carolina, South Carolina and Texas	1,083	—	16,416	—	(867)	15,549	Jan. 1998
Office and industrial facilities in Glendora, California and Romulus, Michigan	—	454	13,251	9	(2,684)	11,030	Jan. 1998
Industrial facilities in Thurmont, Maryland and Farmington, New York	—	729	6,093	—	(121)	6,701	Jan. 1998
Warehouse and distribution facilities in New Orleans, Louisiana; Memphis, Tennessee and San Antonio, Texas	—	1,882	5,846	38	(3,584)	4,182	Jan. 1998
Industrial facilities in Irving and Houston, Texas	21,206	—	27,599	—	(4,498)	23,101	Jan. 1998

	$24,670	$3,860	$87,509	$47	$(14,866)	$76,550

													Life on which
													Depreciation
							Gross Amount at which Carried						in Latest
		Initial Cost to Company			Costs Capitalized	Increase (Decrease)	at Close of Period(c)						Statement of
				Personal	Subsequent to	in Net			Personal		Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Property	Acquisition(a)	Investments(b)	Land	Buildings	Property	Total	Depreciation(c)	Acquired	Computed
Operating Real Estate:
Hotel located in Livonia, Michigan	$—	$2,765	$11,087	$3,277	$19,291	$(9,971)	$2,765	$14,755	$8,929	$26,449	$9,242	Jan. 1998	7-40 yrs.
Self-storage facilities in Taunton, North Andover, North Billerica and Brockton, Massachusetts	8,406	4,300	12,274	—	214	(478)	4,300	12,010	—	16,310	1,359	Dec. 2006	25-40 yrs.
Self-storage facility in Newington, Connecticut	2,153	520	2,973	—	217	(121)	520	3,069	—	3,589	309	Dec. 2006	40 yrs.
Self-storage facility in Killeen, Texas	3,350	1,230	3,821	—	337	(179)	1,230	3,979	—	5,209	402	Dec. 2006	30 yrs.
Self-storage facility in Roehnert Park, California	3,136	1,761	4,989	—	39	—	1,761	5,028	—	6,789	493	Jan. 2007	40 yrs.
Self-storage facility in Fort Worth, Texas	1,565	1,030	4,176	—	33	—	1,030	4,209	—	5,239	415	Jan. 2007	40 yrs.
Self-storage facility in Augusta, Georgia	1,947	970	2,442	—	48	—	970	2,490	—	3,460	241	Feb. 2007	39 yrs.
Self-storage facility in Garland, Texas	1,490	880	3,104	—	58	—	880	3,162	—	4,042	301	Feb. 2007	40 yrs.
Self-storage facility in Lawrenceville, Georgia	2,403	1,410	4,477	—	69	—	1,410	4,546	—	5,956	468	Mar. 2007	37 yrs.
Self-storage facility in Fairfield, Ohio	1,617	540	2,640	—	19	—	540	2,659	—	3,199	331	Apr. 2007	30 yrs.
Self-storage facility in Tallahassee, Florida	3,199	850	5,736	—	7	—	850	5,743	—	6,593	522	Apr. 2007	40 yrs.
Self-storage facility in Lincolnshire, Illinois	2,029	1,477	1,519	—	67	—	1,477	1,586	—	3,063	36	Jul. 2010	18 yrs.
Self-storage facility in Chicago, Illinois	1,096	823	912	—	580	—	823	1,492	—	2,315	32	Jul. 2010	15 yrs.
Self-storage facility in Chicago, Illinois	1,178	700	733	—	482	—	700	1,215	—	1,915	22	Jul. 2010	15 yrs.
Self-storage facility in Bedford Park, Illinois	1,111	809	1,312	—	169	—	809	1,481	—	2,290	29	Jul. 2010	20 yrs.
Self-storage facility in Bentonville, Arkansas	2,090	1,050	1,323	—	—	—	1,050	1,323	—	2,373	18	Sep. 2010	24 yrs.
Self-storage facility Tallahassee, Florida	3,947	570	3,447	—	—	—	570	3,447	—	4,017	29	Sep. 2010	30 yrs.
Self-storage facility in Pensacola, Florida	1,872	560	2,082	—	—	—	560	2,082	—	2,642	17	Sep. 2010	30 yrs.
Self-storage facility in Chicago, Illinois	2,150	1,785	2,616	—	—	—	1,785	2,616	—	4,401	14	Oct. 2010	32 yrs.

	$44,739	$24,030	$71,663	$3,277	$21,630	$(10,749)	$24,030	$76,892	$8,929	$109,851	$14,280

W. P. Carey 2010 10-K — 95

NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(a)	Consists of the cost of improvements and acquisition costs subsequent to acquisition, including legal fees, appraisal fees, title costs, other related professional fees and purchases of furniture, fixtures, equipment and improvements at the hotel properties.
(b)	The increase (decrease) in net investment is primarily due to (i) the amortization of unearned income from net investment in direct financing leases, which produces a periodic rate of return that at times may be greater or less than lease payments received, (ii) sales of properties, (iii) impairment charges, (iv) changes in foreign currency exchange rates and (v) adjustments in connection with purchasing certain noncontrolling interests.
(c)	Reconciliation of real estate and accumulated depreciation (see below).

	Reconciliation of Real Estate Subject to
	Operating Leases
	December 31,
	2010	2009	2008
Balance at beginning of year	$525,607	$603,044	$602,109
Additions	67,787	4,754	4,972
Dispositions	(18,896)	(46,951)	—
Foreign currency translation adjustment	(2,142)	966	(2,608)
Reclassification from (to) equity investment, direct financing lease, intangible assets or assets held for sale	1,790	(28,977)	(891)
Impairment charge	(13,554)	(7,229)	(538)

Balance at end of year	$560,592	$525,607	$603,044

	Reconciliation of
	Accumulated Depreciation
	December 31,
	2010	2009	2008
Balance at beginning of year	$100,247	$103,249	$88,704
Depreciation expense	13,437	12,841	15,007
Depreciation expense from discontinued operations	578	1,298	—
Foreign currency translation adjustment	(839)	285	(462)
Reclassification from (to) equity investment, direct financing lease, intangible assets or assets held for sale	187	(6,451)	—
Dispositions	(5,578)	(10,975)	—

Balance at end of year	$108,032	$100,247	$103,249

	Reconciliation of Operating Real Estate
	December 31,
	2010	2009	2008
Balance at beginning of year	$85,927	$84,547	$81,358
Additions/Capital expenditures	23,924	1,380	3,189

Balance at end of year	$109,851	$85,927	$84,547

	Reconciliation of Accumulated
	Depreciation for Operating Real Estate
	December 31,
	2010	2009	2008
Balance at beginning of year	$12,039	$10,013	$8,169
Depreciation expense	2,241	2,026	1,844

Balance at end of year	$14,280	$12,039	$10,013

At December 31, 2010, the aggregate cost of real estate that we and our consolidated subsidiaries own for federal income tax purposes is approximately $827.1 million.
W. P. Carey 2010 10-K — 96

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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at December 31, 2010, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2010 at a reasonable level of assurance.
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
We assessed the effectiveness of our internal control over financial reporting at December 31, 2010. In making this assessment, we used criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, at December 31, 2010, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting at December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report in Item 8.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.
W. P. Carey 2010 10-K — 97

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
This information will be contained in our definitive proxy statement for the 2011 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 11.	Executive Compensation.
This information will be contained in our definitive proxy statement for the 2011 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This information will be contained in our definitive proxy statement for the 2011 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
This information will be contained in our definitive proxy statement for the 2011 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 14.	Principal Accounting Fees and Services.
This information will be contained in our definitive proxy statement for the 2011 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
W. P. Carey 2010 10-K — 98

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(1) and (2) — Financial statements and schedules — see index to financial statements and schedules included in Item 8.
(3)	Exhibits:
The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filling
3.1	Amended and Restated Limited Liability Company Agreement.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed August 9, 2006

3.2	Amended and Restated Bylaws.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009

4.1	Form of Listed Share Stock Certificate.	Incorporated by reference to Registration Statement on Form S-4 (No. 333-37901) filed October 15, 1997

10.1	Management Agreement Between Carey Management LLC and the Company.	Incorporated by reference to Registration Statement on Form S-4 (No. 333-37901) filed October 15, 1997

10.2	1997 Non-Employee Directors’ Incentive Plan (Amended and restated as of April 23, 2007). *	Incorporated by reference to Schedule 14A filed April 30, 2007

10.3	W. P. Carey & Co. LLC 1997 Share Incentive Plan (Amended through June 11, 2009) (the “1997 Share Incentive Plan”) *	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009

10.4	W. P. Carey & Co. Long-Term Incentive Program	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2008 filed March 2, 2009

10.5	W. P. Carey & Co. LLC Deferred Compensation Plan for Employees. *	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2008 filed March 2, 2009

10.6	W. P. Carey & Co. LLC 2009 Share Incentive Plan (the “2009 Share Incentive Plan”) *	Incorporated by reference to Exhibit A to definitive proxy statement filed April 30, 2009 (the “2009 Proxy Statement”)

10.7	Form of Share Option Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009

10.8	Form of Restricted Share Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009

10.9	Form of Restricted Share Unit Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009

10.10	Form of Long-Term Performance Share Unit Award Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009

10.11	W. P. Carey & Co. LLC 2009 Non-Employee Directors’ Incentive Plan (the “2009 Directors Plan”) *	Incorporated by reference to Exhibit B to the 2009 Proxy Statement

10.12	Form of Restricted Share Unit Agreement under the 2009 Directors Plan *	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009

10.13	Credit Agreement.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed August 2, 2007

10.14	Amended and Restated Advisory Agreement dated as of October 1, 2009 between Corporate Property Associates 14 Incorporated and Carey Asset Management Corp.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed November 6, 2009
W. P. Carey 2010 10-K — 99

Exhibits, Financial Statement Schedules (Continued)

Exhibit No.	Description	Method of Filling
10.15	Asset Management Agreement dated as of September 2, 2008 between Corporate Property Associates 14 Incorporated and W. P. Carey & Co. B.V.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed November 7, 2008

10.16	Amended and Restated Advisory Agreement dated as of October 1, 2009 between Corporate Property Associates 15 Incorporated and Carey Asset Management Corp.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed November 6, 2009

10.17	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 15 Incorporated and W. P. Carey & Co. B. V.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed August 8, 2008

10.18	Amended and Restated Advisory Agreement dated as of October 1, 2009 between Corporate Property Associates 16 — Global Incorporated and Carey Asset Management Corp.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed November 6, 2009

10.19	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 16 — Global Incorporated and W. P. Carey & Co. B. V.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed August 8, 2008

10.20	Amended and Restated Advisory Agreement dated as of October 1, 2009 between Corporate Property Associates 17 — Global Incorporated and Carey Asset Management Corp.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed November 6, 2009

10.21	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 17 — Global Incorporated and W. P. Carey & Co. B. V.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed August 8, 2008

10.22	Advisory Agreement dated September 15, 2010, between Carey Watermark Investors Incorporated, CWI OP, LP, and Carey Lodging Advisors, LLC	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 5, 2010

10.23	Agreement and Plan of Merger dated as of December 13, 2010 by and among Corporate Property Associates 14 Incorporated, Corporate Property Associates 16 — Global Incorporated, CPA 16 Merger Sub Inc., a subsidiary of CPA®:16, CPA 16 Holdings Inc., CPA 16 Acquisition Inc., CPA 14 Sub Inc., W. P. Carey & Co. LLC, and, for the limited purposes set forth therein, Carey Asset Management Corp. and W. P. Carey & Co. B.V., each a subsidiary of W. P. Carey.	Incorporated by reference to the Current Report on Form 8-K filed December 14, 2010

10.24	Sale and Purchase Agreement dated as of December 13, 2010 by and among Corporate Property Associates 14 Incorporated and W. P. Carey & Co. LLC.	Incorporated by reference to the Current Report on Form 8-K filed December 14, 2010

21.1	List of Registrant Subsidiaries.	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP.	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

99.1	Director and Officer Indemnification Policy	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009

*	The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b)(10)(iii) of SEC Regulation S-K.
W. P. Carey 2010 10-K — 100

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey & Co. LLC
Date 2/25/2011	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wm. Polk Carey Wm. Polk Carey	Chairman of the Board and Director	2/25/2011

/s/ Trevor P. Bond Trevor P. Bond	Chief Executive Officer (Principal Executive Officer)	2/25/2011

/s/ Mark J. DeCesaris Mark J. DeCesaris	Managing Director and Chief Financial Officer (Principal Financial Officer)	2/25/2011

/s/ Thomas J. Ridings Jr. Thomas J. Ridings Jr.	Executive Director and Chief Accounting Officer (Principal Accounting Officer)	2/25/2011

/s/ Francis J. Carey Francis J. Carey	Director	2/25/2011

/s/ Nathaniel S. Coolidge Nathaniel S. Coolidge	Director	2/25/2011

/s/ Eberhard Faber IV Eberhard Faber IV	Director	2/25/2011

/s/ Benjamin H. Griswold IV Benjamin H. Griswold IV	Director	2/25/2011

/s/ Dr. Lawrence R. Klein Dr. Lawrence R. Klein	Director	2/25/2011

/s/ Dr. Karsten von Köller Dr. Karsten von Köller	Director	2/25/2011

/s/ Robert E. Mittelstaedt Robert E. Mittelstaedt	Director	2/25/2011

/s/ Charles E. Parente Charles E. Parente	Director	2/25/2011

/s/ Reginald Winssinger Reginald Winssinger	Director	2/25/2011
W. P. Carey 2010 10-K — 101