Form 10-Q
period 2011-03-31
CAREY W P & CO LLC
filed 2011-05-10
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant had 39,633,671 shares of common stock, no par value, outstanding at May 3, 2011.

INDEX

Page No.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets	2

Consolidated Statements of Income	3

Consolidated Statements of Comprehensive Income	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	40

Item 4. Controls and Procedures	41

PART II — OTHER INFORMATION

Item 6. Exhibits	42

Signatures	43

Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
Forward-Looking Statements
This Quarterly Report on Form 10-Q (the “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on February 25, 2011 (the “2010 Annual Report”). We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2010 Annual Report.
W. P. Carey 3/31/2011 10-Q — 1

PART I
Item 1. Financial Statements
W. P. CAREY & CO. LLC
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	March 31, 2011	December 31, 2010
Assets
Investments in real estate:
Real estate, at cost (inclusive of amounts attributable to consolidated variable interest entities (“VIEs”) of $39,718 and $39,718, respectively)	$556,685	$560,592
Operating real estate, at cost (inclusive of amounts attributable to consolidated VIEs of $26,222 and $25,665, respectively)	109,668	109,851
Accumulated depreciation (inclusive of amounts attributable to consolidated VIEs of $20,885 and $20,431, respectively)	(124,780)	(122,312)

Net investments in properties	541,573	548,131
Net investments in direct financing leases	76,336	76,550
Equity investments in real estate and the REITs	333,093	322,294

Net investments in real estate	951,002	946,975
Cash and cash equivalents (inclusive of amounts attributable to consolidated VIEs of $216 and $86, respectively)	34,078	64,693
Due from affiliates	35,341	38,793
Intangible assets and goodwill, net	86,521	87,768
Other assets, net (inclusive of amounts attributable to consolidated VIEs of $1,601 and $1,845, respectively)	37,260	34,097

Total assets	$1,144,202	$1,172,326

Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of amounts attributable to consolidated VIEs of $9,525 and $9,593, respectively)	$250,997	$255,232
Line of credit	121,750	141,750
Accounts payable, accrued expenses and other liabilities (inclusive of amounts attributable to consolidated VIEs of $2,321 and $2,275, respectively)	28,495	40,808
Income taxes, net	40,758	41,443
Distributions payable	20,233	20,073

Total liabilities	462,233	499,306

Redeemable noncontrolling interest	6,920	7,546

Commitments and contingencies (Note 9)
Equity:
W. P. Carey members’ equity:
Listed shares, no par value, 100,000,000 shares authorized; 39,614,250 and 39,454,847 shares issued and outstanding, respectively	764,310	763,734
Distributions in excess of accumulated earnings	(142,845)	(145,769)
Deferred compensation obligation	10,511	10,511
Accumulated other comprehensive income (loss)	2,301	(3,463)

Total W. P. Carey members’ equity	634,277	625,013
Noncontrolling interests	40,772	40,461

Total equity	675,049	665,474

Total liabilities and equity	$1,144,202	$1,172,326

See Notes to Consolidated Financial Statements.
W. P. Carey 3/31/2011 10-Q — 2

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenues
Asset management revenue	$19,820	$18,820
Structuring revenue	15,945	6,834
Wholesaling revenue	3,280	2,542
Reimbursed costs from affiliates	17,719	14,602
Lease revenues	15,460	15,691
Other real estate income	5,308	3,776

	77,532	62,265

Operating Expenses
General and administrative	(21,323)	(18,047)
Reimbursable costs	(17,719)	(14,602)
Depreciation and amortization	(5,450)	(6,098)
Property expenses	(3,155)	(2,203)
Other real estate expenses	(2,557)	(1,815)

	(50,204)	(42,765)

Other Income and Expenses
Other interest income	675	273
Income from equity investments in real estate and the REITs	6,216	9,142
Other income and (expenses)	481	(657)
Interest expense	(4,440)	(3,711)

	2,932	5,047

Income from continuing operations before income taxes	30,260	24,547
Provision for income taxes	(7,574)	(4,112)

Income from continuing operations	22,686	20,435

Discontinued Operations
Income from operations of discontinued properties	149	615
Gain on sale of real estate	781	404
Impairment charges	—	(7,152)

Income (loss) from discontinued operations	930	(6,133)

Net Income	23,616	14,302
Add: Net loss attributable to noncontrolling interests	330	286
Less: Net income attributable to redeemable noncontrolling interests	(603)	(175)

Net Income Attributable to W. P. Carey Members	$23,343	$14,413

Basic Earnings Per Share
Income from continuing operations attributable to W. P. Carey members	$0.56	$0.51
Income (loss) from discontinued operations attributable to W. P. Carey members	0.02	(0.15)

Net income attributable to W. P. Carey members	$0.58	$0.36

Diluted Earnings Per Share
Income from continuing operations attributable to W. P. Carey members	$0.56	$0.52
Income (loss) from discontinued operations attributable to W. P. Carey members	0.02	(0.16)

Net income attributable to W. P. Carey members	$0.58	$0.36

Weighted Average Shares Outstanding
Basic	39,738,207	39,088,114

Diluted	40,242,706	39,495,845

Amounts Attributable to W. P. Carey Members
Income from continuing operations, net of tax	$22,413	$20,546
Income (loss) from discontinued operations, net of tax	930	(6,133)

Net income	$23,343	$14,413

Distributions Declared Per Share	$0.512	$0.504

See Notes to Consolidated Financial Statements.
W. P. Carey 3/31/2011 10-Q — 3

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2011	2010
Net Income	$23,616	$14,302
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	5,725	(3,407)
Unrealized gain (loss) on derivative instrument	822	(560)
Change in unrealized appreciation on marketable securities	(1)	(5)

	6,546	(3,972)

Comprehensive Income	30,162	10,330

Amounts Attributable to Noncontrolling Interests:
Net loss	330	286
Foreign currency translation adjustments	(775)	120

Comprehensive (income) loss attributable to noncontrolling interests	(445)	406

Amounts Attributable to Redeemable Noncontrolling Interests:
Net income	(603)	(175)
Foreign currency translation adjustments	(7)	1

Comprehensive income attributable to redeemable noncontrolling interests	(610)	(174)

Comprehensive Income Attributable to W. P. Carey Members	$29,107	$10,562

See Notes to Consolidated Financial Statements.
W. P. Carey 3/31/2011 10-Q — 4

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2011	2010
Cash Flows — Operating Activities
Net income	$23,616	$14,302
Adjustments to net income:
Depreciation and amortization including intangible assets and deferred financing costs	5,457	6,403
Income from equity investments in real estate and the REITs in excess of distributions received	265	(4,530)
Straight-line rent and financing lease adjustments	(373)	251
Gain on sale of real estate	(781)	(404)
Allocation of loss to profit-sharing interest	—	(171)
Management income received in shares of affiliates	(10,083)	(8,532)
Unrealized (gain) loss on foreign currency transactions and others	(210)	608
Realized (gain) loss on foreign currency transactions and others	(213)	221
Impairment charges	—	7,152
Stock-based compensation expense	2,451	2,461
Deferred acquisition revenue received	11,103	14,851
Increase in structuring revenue receivable	(7,305)	(3,244)
Decrease in income taxes, net	(1,956)	(6,682)
Net changes in other operating assets and liabilities	(15,285)	(9,063)

Net cash provided by operating activities	6,686	13,623

Cash Flows — Investing Activities
Distributions received from equity investments in real estate and the REITs in excess of equity income	2,795	5,556
Capital contributions to equity investments	(2,297)	—
Purchases of real estate and equity investments in real estate	—	(47,583)
Capital expenditures	(880)	(620)
Proceeds from sale of real estate	9,187	6,632
Proceeds from sale of securities	120	—
Funds released from escrow	(148)	36,132
Funds placed in escrow	363	—

Net cash provided by investing activities	9,140	117

Cash Flows — Financing Activities
Distributions paid	(20,259)	(32,482)
Contributions from noncontrolling interests	617	620
Distributions to noncontrolling interests	(1,425)	(792)
Scheduled payments of mortgage principal	(7,294)	(4,059)
Proceeds from mortgage financing	1,135	—
Proceeds from line of credit	90,000	51,500
Prepayments of line of credit	(110,000)	(12,500)
Refund (payment) of financing costs and mortgage deposits	53	(195)
Windfall tax benefits (provision) associated with stock-based compensation awards	293	(523)

Net cash (used in) provided by financing activities	(46,880)	1,569

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	439	(663)

Net (decrease) increase in cash and cash equivalents	(30,615)	14,646
Cash and cash equivalents, beginning of period	64,693	18,450

Cash and cash equivalents, end of period	$34,078	$33,096

See Notes to Consolidated Financial Statements.
W. P. Carey 3/31/2011 10-Q — 5

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Business
W. P. Carey & Co. LLC (“W. P. Carey” and, together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) provides long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and manages a global investment portfolio. We invest primarily in commercial properties domestically and internationally that are each triple-net leased to single corporate tenants, which requires each tenant to pay substantially all of the costs associated with operating and maintaining the property. We also earn revenue as the advisor to publicly owned, non-listed real estate investment trusts, which are sponsored by us under the Corporate Property Associates brand name (the “CPA® REITs”) that invest in similar properties. At March 31, 2011, we were the advisor to the following CPA® REITs: Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 15 Incorporated (“CPA®:15”), Corporate Property Associates 16 — Global Incorporated (“CPA®:16 — Global”) and Corporate Property Associates 17 — Global Incorporated (“CPA®:17 — Global”). On May 2, 2011, CPA®:14 merged into CPA®:16 — Global (see Note 15). We are also the advisor to Carey Watermark Investors Incorporated (“CWI” and, together with the CPA® REITs, the “REITs”), which we formed in March 2008 for the purpose of acquiring interests in lodging and lodging-related properties. At March 31, 2011, we owned and managed 970 properties domestically and internationally. Our owned portfolio was comprised of our full or partial ownership interest in 162 properties, substantially all of which were net leased to 75 tenants, and totaled approximately 14 million square feet (on a pro rata basis) with an occupancy rate of approximately 90%.
Primary Business Segments
Investment Management — We structure and negotiate investments and debt placement transactions for the REITs, for which we earn structuring revenue, and manage their portfolios of real estate investments, for which we earn asset-based management and performance revenue. We earn asset-based management and performance revenue from the REITs based on the value of their real estate-related and lodging-related assets under management. As funds available to the REITs are invested, the asset base from which we earn revenue increases. In addition, we also receive a percentage of distributions of available cash from CPA®:17 — Global and CWI’s operating partnerships. We may also earn incentive and disposition revenue and receive other compensation in connection with providing liquidity alternatives to the REIT shareholders.
Real Estate Ownership — We own and invest in commercial properties in the United States of America (“U.S.”) and the European Union that are then leased to companies, primarily on a triple-net leased basis. We may also invest in other properties if opportunities arise.
Effective January 1, 2011, we include our equity investments in the REITs in our real estate ownership segment. The equity income or loss from the REITs that is now included in our real estate ownership segment represents our proportionate share of the revenue less expenses of the net-leased properties held by the REITs. This treatment is consistent with that of our directly-owned properties.
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
In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2010, which are included in our 2010 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
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
W. P. Carey 3/31/2011 10-Q — 6

Basis of Consolidation
The consolidated financial statements reflect all of our accounts, including those of our majority-owned and/or controlled subsidiaries. The portion of equity in a subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated. We hold investments in tenant-in-common interests, which we account for as equity investments in real estate under current authoritative accounting guidance. We use the equity method of accounting because the shared decision-making involved in a tenant-in-common interest investment creates an opportunity for us to have significant influence on the operating and financial decisions of these investments and thereby creates some responsibility for us to achieve a return on our investment. Additionally, we own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in partnerships and limited liability companies that we do not control but over which we exercise significant influence. We account for these investments under the equity method of accounting. At times the carrying value of our equity investments may fall to below zero for certain investments. We are obligated to fund future operating losses for these investments.
In April 2010, we filed a registration statement with the SEC to sell up to $1 billion of common stock of CWI in an initial public offering plus up to an additional $237.5 million of its common stock under a dividend reinvestment plan. This registration statement was declared effective by the SEC in September 2010. Through December 31, 2010, the financial statements of CWI, which had no significant assets, liabilities or operations, were included in our consolidated financial statements, as we owned all of CWI’s outstanding common stock. Beginning in 2011, we have accounted for our interest in CWI under the equity method of accounting because, as the advisor, we do not exert control but we have the ability to exercise significant influence.
Note 3. Agreements and Transactions with Related Parties
Advisory Agreements with the REITs
We have advisory agreements with each of the REITs pursuant to which we earn certain fees. The CPA® REIT advisory agreements were renewed for an additional year pursuant to their terms effective October 1, 2010. Effective September 15, 2010, we entered into an advisory agreement with CWI to perform certain services, including managing CWI’s offering and its overall businesses, identification, evaluation, negotiation, purchase and disposition of lodging-related properties and performance of certain administrative duties. The following table presents a summary of revenue earned and cash received from the REITs in connection with providing services as the advisor to the REITs (in thousands):

	Three Months Ended March 31,
	2011	2010
Asset management revenue	$19,820	$18,820
Structuring revenue	15,945	6,834
Wholesaling revenue	3,280	2,542
Reimbursed costs from affiliates	17,719	14,602
Distributions of available cash (CPA®:17 — Global only)	1,815	506

	$58,579	$43,304

Asset Management Revenue
We earn asset management revenue totaling 1% per annum of average invested assets, which is calculated according to the advisory agreements for each CPA® REIT. A portion of this asset management revenue is contingent upon the achievement of specific performance criteria for each CPA® REIT, which is generally defined to be a cumulative distribution return for shareholders of the CPA® REIT. For CPA®:14, CPA®:15 and CPA®:16 — Global, this performance revenue is generally equal to 0.5% of the average invested assets of the CPA® REIT. For CPA®:17 — Global, we earn asset management revenue ranging from 0.5% of average market value for long-term net leases and certain other types of real estate investments up to 1.75% of average equity value for certain types of securities. For CWI, we earn asset management revenue of 0.5% of the average market value of lodging-related investments. For CPA®:17 — Global and CWI, we do not earn performance revenue, but we receive up to 10% of distributions of available cash from their operating partnerships. Through March 31, 2011, we had not earned any asset management revenue from CWI or received any cash distributions of available cash from CWI’s operating partnership because CWI had not made any investments or had significant operating activity. Distributions of available cash from CPA®:17 — Global’s operating partnership are recorded as income from equity investments in the REITs within the investment management segment.
W. P. Carey 3/31/2011 10-Q — 7

Under the terms of the advisory agreements, we may elect to receive cash or shares of restricted stock for any revenue due from each REIT. In both 2011 and 2010, we elected to receive all asset management revenue in cash, with the exception of CPA®:17 — Global’s asset management revenue, which we elected to receive in restricted shares. For both 2011 and 2010, we also elected to receive performance revenue from CPA®:16 — Global in restricted shares, while for CPA®:14 and CPA®:15 we elected to receive 80% of all performance revenue in restricted shares, with the remaining 20% payable in cash. For CWI, we elected to receive all asset management revenue in cash in 2011.
Structuring Revenue
We earn revenue in connection with structuring and negotiating investments and related mortgage financing for the REITs. We may receive acquisition revenue of up to an average of 4.5% of the total cost of all investments made by each CPA® REIT. A portion of this revenue (generally 2.5%) is paid when the transaction is completed, while the remainder (generally 2%) is payable in equal annual installments ranging from three to eight years, provided the relevant CPA® REIT meets its performance criterion. For CWI, we earn initial acquisition revenue of 2.5% of the total investment cost of the properties acquired and loans originated by us not to exceed 6% of the aggregate contract purchase price of all investments and loans, with no deferred acquisition revenue being earned. Through March 31, 2011, we had not earned any structuring revenue from CWI because it had not acquired any investments. Unpaid installments bear interest at annual rates ranging from 5% to 7%. For certain types of non-long term net lease investments acquired on behalf of CPA®:17 — Global, initial acquisition revenue may range from 0% to 1.75% of the equity invested plus the related acquisition revenue, with no deferred acquisition revenue being earned. We may also be entitled, subject to the REIT board approval, to fees for structuring loan refinancings of up to 1% of the principal amount. This loan refinancing revenue, together with the acquisition revenue, is referred to as structuring revenue. In addition, we may also earn revenue related to the sale of properties by the CPA® REITS and the sale, exchange or other disposition of CWI’s operating partnership assets, subject in each case to subordination provisions. We will only recognize this revenue if we meet the subordination provisions.
Unpaid transaction fees and interest earned on these fees were as follows (in thousands):

	March 31, 2011	December 31, 2010
Unpaid deferred acquisition fees	$27,069	$30,450

	Three Months Ended March 31,
	2011	2010
Interest earned on upaid deferred acquisition fees	$332	$248

Reimbursed Costs from Affiliates and Wholesaling Revenue
The REITs reimburse us for certain costs, primarily broker-dealer commissions paid on behalf of the REITs and marketing and personnel costs. Under the terms of a sales agency agreement between our wholly-owned broker-dealer subsidiary and CPA®:17 — Global, we earn a selling commission of up to $0.65 per share sold, selected dealer revenue of up to $0.20 per share sold and/or wholesaling revenue for selected dealers or investment advisors of up to $0.15 per share sold. We re-allow all or a portion of the selling commissions to selected dealers participating in CPA®:17 — Global’s offering and may re-allow up to the full selected dealer revenue to selected dealers. If needed, we will use any retained portion of the selected dealer revenue together with the wholesaling revenue to cover other underwriting costs incurred in connection with CPA®:17 — Global’s offering. In addition, effective September 15, 2010, our wholly-owned broker-dealer subsidiary entered into a dealer manager agreement with CWI, whereby we will receive a selling commission of up to $0.70 per share sold and a dealer manager fee of up to $0.30 per share sold, a portion of which may be re-allowed to the selected broker dealers. Total underwriting compensation earned in connection with CPA®:17 — Global and CWI’s offerings, including selling commissions, selected dealer revenue, wholesaling revenue and reimbursements made by us to selected dealers, cannot exceed the limitations prescribed by the Financial Industry Regulatory Authority, Inc. The limit on underwriting compensation is currently 10% of gross offering proceeds. We may also be reimbursed for reasonable bona fide due diligence expenses incurred which are supported by a detailed and itemized invoice. Such reimbursements are subject to the limitations on organization and offering expenses described above.
Pursuant to the advisory agreement, upon reaching the minimum offering amount of $10.0 million on March 3, 2011, CWI became obligated to reimburse us for all organization and a portion of offering costs incurred in connection with its offering, up to a maximum amount (excluding selling commissions and the dealer manager fee) of 2% of the gross proceeds of its offering and distribution reinvestment plan. Through March 31, 2011, we have incurred organization and offering costs on behalf of CWI of approximately $3.8 million. However, at March 31, 2011, CWI was only obligated to reimburse us $0.3 million of these costs because of the 2% limitation described above, and no such costs had been reimbursed as of that date.
W. P. Carey 3/31/2011 10-Q — 8

Other Transactions with Affiliates
Merger of Affiliates
As described in Note 3 of our 2010 Annual Report, on December 13, 2010, two of the REITs we manage, CPA®:14 and CPA®:16 — Global, entered into a definitive agreement pursuant to which CPA®:14 will merge with and into a subsidiary of CPA®:16 — Global, subject to the approval of the shareholders of CPA®:14 (the “Merger”). The shareholders of CPA®:14 approved the Merger on April 26, 2011, and the Merger closed on May 2, 2011, as described in Note 15.
Other
We are the general partner in a limited partnership (which we consolidate for financial statement purposes) that leases our home office space and participates in an agreement with certain affiliates, including the REITs, for the purpose of leasing office space used for the administration of our operations and the operations of our affiliates and for sharing the associated costs. This limited partnership does not have any significant assets, liabilities or operations other than its interest in the office lease. The average estimated minimum lease payments on the office lease, inclusive of noncontrolling interests, at March 31, 2011 approximates $3.0 million annually through 2016. The table below presents income from noncontrolling interest partners related to reimbursements from these affiliates (in thousands):

	Three Months Ended March 31,
	2011	2010
Income from noncontrolling interest partners	$644	$646

The following table presents deferred rent due to affiliates related to this limited partnership, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated balance sheets (in thousands):

	March 31, 2011	December 31, 2010
Deferred rent due to affiliates	$843	$854

We own interests in entities ranging from 5% to 95%, as well as jointly-controlled tenant-in-common interests in properties, with the remaining interests generally held by affiliates, and own common stock in each of the REITs. We consolidate certain of these investments and account for the remainder under the equity method of accounting.
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
W. P. Carey 3/31/2011 10-Q — 9

Note 4. Net Investments in Properties
Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows (in thousands):

	March 31, 2011	December 31, 2010
Land	$109,928	$111,660
Buildings	446,757	448,932
Less: Accumulated depreciation	(109,810)	(108,032)

	$446,875	$452,560

Operating Real Estate
Operating real estate, which consists primarily of our self-storage investments through Carey Storage Management LLC (“Carey Storage”) and our Livho subsidiary, at cost, is summarized as follows (in thousands):

	March 31, 2011	December 31, 2010
Land	$24,030	$24,030
Buildings	85,638	85,821
Less: Accumulated depreciation	(14,970)	(14,280)

	$94,698	$95,571

Other
In connection with our acquisition of properties, we have recorded net lease intangibles of $40.6 million, which are being amortized over periods ranging from one year to 40 years. In-place lease, tenant relationship and above-market rent intangibles are included in Intangible assets and goodwill, net in the consolidated financial statements. Below-market rent intangibles are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements. Net amortization of intangibles was $0.5 million and $1.8 million for the three months ended March 31, 2011 and 2010, respectively. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to Lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization.
Note 5. Finance Receivables
Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivable portfolios consist of direct financing leases and deferred acquisition fees. Operating leases are not included in finance receivables as such amounts are not recognized as an asset in the consolidated balance sheets.
Deferred Acquisition Fees Receivable
As described in Note 3, we earn revenue in connection with structuring and negotiating investments and related mortgage financing for the REITs. A portion of this revenue is due in equal annual installments ranging from three to eight years, provided the relevant REIT meets its performance criterion. Unpaid deferred installments, including accrued interest, from all of the CPA® REITs totaled $27.6 million and $31.4 million at March 31, 2011 and December 31, 2010, respectively, and were included in Due from affiliates in the consolidated financial statements. Unpaid installments bear interest at annual rates ranging from 5% to 7%.
Credit Quality of Finance Receivables
We generally seek investments in facilities that are critical to the tenant’s business and that we believe have a low risk of tenant defaults. At March 31, 2011 and December 31, 2010, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there have been no modifications of finance receivables. We evaluate the credit quality of our tenant receivables utilizing an internal 5-point credit rating scale, with 1 representing the highest credit quality and 5 representing the lowest. The credit quality evaluation of our tenant receivables was last updated in the first quarter of 2011. We believe the credit quality of our deferred acquisition fees receivable falls under category 1, as all of the CPA® REITs are expected to have the available cash to make such payments.
W. P. Carey 3/31/2011 10-Q — 10

A summary of our tenant receivables by internal credit quality rating is as follows (in thousands):

Internal
Credit Quality	Number	Net Investments in Direct Financing Leases
Rating	of Tenants	March 31, 2011	December 31, 2010
1	9	$49,380	$49,533
2	5	24,388	24,447
3	1	2,568	—
4	1	—	2,570
5	0	—	—
		$76,336	$76,550
At March 31, 2011 and December 31, 2010, Other assets, net included $0.1 million and $0.3 million, respectively, of accounts receivable related to amounts billed under these direct financing leases.
Note 6. Equity Investments in Real Estate and the REITs
Our equity investments in real estate for our investments in the REITs and for our interests in unconsolidated real estate investments are summarized below.
REITs
We own interests in the REITs and account for these interests under the equity method because, as their advisor, we do not exert control but have the ability to exercise significant influence. Shares of the REITs are publicly registered and the REITs file periodic reports with the SEC, but the shares are not listed on any exchange and are not actively traded. We earn asset management and performance revenue from the REITs and have elected, in certain cases, to receive a portion of this revenue in the form of restricted common stock of the REITs rather than cash.
The following table sets forth certain information about our investments in the REITs (dollars in thousands):

	% of Outstanding Shares at		Carrying Amount of Investment at
Fund	March 31, 2011	December 31, 2010	March 31, 2011 (a)	December 31, 2010 (a)
CPA®:14	9.4%	9.2%	$88,044	$87,209
CPA®:15	7.3%	7.1%	88,664	87,008
CPA®:16 — Global	5.8%	5.6%	64,696	62,682
CPA®:17 — Global (b)	0.6%	0.6%	10,978	8,156
CWI (b) (c)	1.6%	100.0%	153	—

			$252,535	$245,055

(a)	Includes asset management fee receivable at period end for which shares will be issued during the subsequent period.

(b)	CPA®:17 — Global and CWI have been deemed to be VIEs in which we are not the primary beneficiary.

(c)	Prior to 2011, the financial statements of CWI, which had no significant assets, liabilities or operations, were included in our consolidated financial statements, as we owned all of CWI’s outstanding common stock.
The following tables present combined summarized financial information for the REITs. Amounts provided are the total amounts attributable to the REITs and do not represent our proportionate share (in thousands):

	March 31, 2011	December 31, 2010
Assets	$8,904,408	$8,533,899
Liabilities	(4,784,924)	(4,632,709)

Shareholders’ equity	$4,119,484	$3,901,190

W. P. Carey 3/31/2011 10-Q — 11

	Three Months Ended March 31,
	2011	2010
Revenues	$198,659	$189,814
Expenses	(154,488)	(153,723)

Net income	$44,171	$36,091

We recognized income from our equity investments in the REITs of $1.8 million and $2.4 million for the three months ended March 31, 2011 and 2010, respectively. In addition, we received distributions of available cash from CPA®:17 — Global’s operating partnership of $1.8 million and $0.5 million during the three months ended March 31, 2011 and 2010, respectively, which we recorded as income from equity investments in the REITs within the investment management segment. Our proportionate share of income or loss recognized from our equity investments in the REITs is impacted by several factors, including impairment charges recorded by the REITs. During the three months ended March 31, 2011 and 2010, the REITs recognized impairment charges totaling $8.5 million and $10.3 million, respectively, which reduced the income we earned from these investments by $0.7 million and $0.7 million, respectively.
Interests in Unconsolidated Real Estate Investments
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies that we do not control but over which we exercise significant influence, and (ii) as tenants-in-common subject to joint control. Generally, the underlying investments are jointly-owned with affiliates. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from other-than-temporary impairments).
The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values (dollars in thousands):

	Ownership Interest	Carrying Value at
Lessee	at March 31, 2011	March 31, 2011	December 31, 2010
Schuler A.G. (a) (b)	33%	$22,264	$20,493
Carrefour France, SAS (a)	46%	19,775	18,274
The New York Times Company	18%	19,219	20,191
U. S. Airways Group, Inc. (b)	75%	7,825	7,934
Medica — France, S.A. (a)	46%	5,755	5,232
Hologic, Inc. (b)	36%	4,548	4,383
Childtime Childcare, Inc. (c)	34%	3,999	1,862
Consolidated Systems, Inc. (b)	60%	3,356	3,388
Symphony IRI Group, Inc. (d)	33%	1,554	3,375
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	5%	1,049	1,086
Federal Express Corporation (e)	40%	(4,193)	(4,272)
Amylin Pharmaceuticals, Inc. (f)	50%	(4,593)	(4,707)

		$80,558	$77,239

(a)	The carrying value of the investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(b)	Represents tenant-in-common interest.

(c)	In January 2011, we made a contribution of $2.1 million to the venture to pay off its maturing mortgage loan.

(d)	The decrease in carrying value in the current period was due to our portion of the $8.6 million impairment charges recognized on the venture property to reduce the carrying value of the property to its contracted selling price. In addition, we recognized an other-than-temporary impairment charge of $0.2 million to reflect the decline in the estimated fair value of the venture’s underlying net assets in comparison with the carrying value of our interest in the venture.

(e)	In 2010, this venture refinanced its maturing non-recourse mortgage debt with new non-recourse financing and distributed the net proceeds to the venture partners. Our share of the distribution was $5.5 million, which exceeded our total investment in the venture at that time.

(f)	In 2007, this venture refinanced its existing non-recourse mortgage debt with new non-recourse financing based on the appraised value of its underlying real estate and distributed the proceeds to the venture partners. Our share of the distribution was $17.6 million, which exceeded our total investment in the venture at that time.
W. P. Carey 3/31/2011 10-Q — 12

The following tables present combined summarized financial information of our venture properties. Amounts provided are the total amounts attributable to the venture properties and do not represent our proportionate share (in thousands):

	March 31, 2011	December 31, 2010
Assets	$1,178,102	$1,151,859
Liabilities	(843,785)	(818,238)

Partners’/members’ equity	$334,317	$333,621

	Three Months Ended March 31,
	2011	2010
Revenues	$30,915	$38,209
Expenses	(19,668)	(19,709)
Impairment charges (a)	(8,562)	—

Net income	$2,685	$18,500

(a)	Represents impairment charges incurred by a venture that leases a property to Symphony IRI Group, Inc. in connection with a potential sale of the property.
We recognized income from these equity investments in real estate of approximately $2.6 million and $6.2 million for the three months ended March 31, 2011 and 2010, respectively. Income from equity investments in real estate represents our proportionate share of the income or losses of these ventures as well as certain depreciation and amortization adjustments related to purchase accounting and other-than-temporary impairment charges.
Note 7. Fair Value Measurements
Under current authoritative accounting guidance for fair value measurements, the fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments, including interest rate caps and swaps; and Level 3, for which little or no market data exists, therefore requiring us to develop our own assumptions, such as certain securities.
W. P. Carey 3/31/2011 10-Q — 13

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
The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2011 and December 31, 2010. Assets and liabilities presented below exclude assets and liabilities owned by unconsolidated ventures (in thousands):

		Fair Value Measurements at March 31, 2011 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Other securities	$1,607	$—	$—	$1,607
Derivative assets	802	—	802	—
Money market funds	35	35	—	—

Total	$2,444	$35	$802	$1,607

Liabilities:
Derivative liabilities	$710	$—	$710	$—
Redeemable noncontrolling interest	6,920	—	—	6,920

Total	$7,630	$—	$710	$6,920

W. P. Carey 3/31/2011 10-Q — 14

		Fair Value Measurements at December 31, 2010 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$37,154	$37,154	$—	$—
Other securities	1,726	—	—	1,726
Derivative assets	312	—	312	—

Total	$39,192	$37,154	$312	$1,726

Liabilities:
Derivative liabilities	$969	$—	$969	$—
Redeemable noncontrolling interest	7,546	—	—	7,546

Total	$8,515	$—	$969	$7,546

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3 Only)
	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Assets	Liabilities	Assets	Liabilities
		Redeemable		Redeemable
	Other	Noncontrolling	Other	Noncontrolling
	Securities	Interests	Securities	Interests
Beginning balance	$1,726	$7,546	$1,687	$7,692
Total gains or losses (realized and unrealized):
Included in earnings	2	603	—	175
Included in other comprehensive (loss) income	(1)	7	3	(1)
Purchases	53	—	—	—
Settlements	(173)	—	—	—
Distributions paid	—	(545)	—	(455)
Redemption value adjustment	—	(691)	—	—

Ending balance	$1,607	$6,920	$1,690	$7,411

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$2	$—	$—	$—

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the three months ended March 31, 2011 and 2010. Gains and losses (realized and unrealized) included in earnings for other securities are reported in Other income and (expenses) in the consolidated financial statements.
W. P. Carey 3/31/2011 10-Q — 15

Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Deferred acquisition fees receivable	$27,621	$28,624	$31,419	$32,485
Non-recourse debt	250,997	250,140	255,232	255,460
Line of credit	121,750	118,800	141,750	140,600
We determine the estimated fair value of our debt instruments using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimate that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both March 31, 2011 and December 31, 2010.
Items Measured at Fair Value on a Non-Recurring Basis
We perform an assessment, when required, of the value of certain of our real estate investments in accordance with current authoritative accounting guidance. As part of that assessment, we determined the valuation of these assets using widely accepted valuation techniques, including expected discounted cash flows or an income capitalization approach, which considers prevailing market capitalization rates. We reviewed each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. We calculated the impairment charges recorded during the three months ended March 31, 2011 and 2010 based on contracted or expected selling prices. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions change.
The following table presents information about our nonfinancial assets that were measured on a fair value basis for the three months ended March 31, 2011 and 2010. All of the impairment charges were measured using unobservable inputs (Level 3) (in thousands):

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
	Measurements	Charges	Measurements	Charges
Impairment Charges From Continuing Operations:
Equity investments in real estate	$1,554	$206	$—	$—

Impairment Charges From Discontinued Operations:
Real estate	—	—	7,025	7,152

	$1,554	$206	$7,025	$7,152

Note 8. Risk Management
In the normal course of our ongoing business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans, as well as changes in the value of our other securities and the shares we hold in the REITs due to changes in interest rates or other market factors. In addition, we own investments in the European Union and are subject to the risks associated with changing foreign currency exchange rates.
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
At March 31, 2011, the majority of our directly-owned real estate properties were located in the U.S. (88%), with Texas (22%), California (15%) and Georgia (12%) representing the most significant geographic concentrations, based on percentage of our annualized contractual minimum base rent for the first quarter of 2011. At March 31, 2011, our directly-owned real estate properties contained concentrations in the following asset types: office (35%), industrial (31%) and warehouse/distribution (18%); and in the following tenant industries: business and commercial services (14%) and retail stores (14%).
W. P. Carey 3/31/2011 10-Q — 16

Note 9. Commitments and Contingencies
At March 31, 2011, we were not involved in any material litigation.
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
Merger of Affiliates
Based upon agreements we entered into during December 2010 in connection with the Merger between CPA®:14 and CPA®:16 — Global, we have agreed to purchase three properties from CPA®:14, in which we already had a joint venture interest, for an aggregate purchase price of approximately $31.8 million, plus the assumption of approximately $64.3 million of indebtedness. In addition, in order to fund part of the merger consideration of approximately $523.3 million, we have agreed to purchase approximately 13.8 million shares of CPA®:16 — Global for approximately $121.0 million. The Merger closed on May 2, 2011, as described in Note 15.
Note 10. Stock-Based Compensation and Equity
Stock-Based Compensation
The total compensation expense (net of forfeitures) for our stock-based compensation plans was $2.5 million for each of the three months ended March 31, 2011 and 2010, which is included in General and administrative expenses in the consolidated financial statements. The tax benefit recognized by us related to these plans totaled $1.1 million for each of the three months ended March 31, 2011 and 2010.
We have several stock-based compensation plans or arrangements, including the 2009 Share Incentive Plan, 1997 Share Incentive Plan (under which no further grants can be made), 2009 Non-Employee Directors’ Incentive Plan, 1997 Non-Employee Directors’ Plan (under which no further grants can be made), and Employee Share Purchase Plan. There has been no significant activity or changes to the terms and conditions of any of these plans or arrangements during 2011, other than those described below.
2009 Share Incentive Plan
In January 2011, the compensation committee of our board of directors approved long-term incentive awards consisting of 178,550 restricted stock units (“RSUs”), which represent the right to receive shares of our common stock based on established restrictions, and 191,600 performance share units (“PSUs”), which represent the right to receive shares of our common stock based on the level of achievement during a specified performance period of one or more performance goals, under the 2009 Share Incentive Plan. The RSUs are scheduled to vest over three years. Vesting of the PSUs is conditioned upon certain performance goals being met by us during the performance period from January 1, 2011 through December 31, 2013. The ultimate number of shares to be issued upon vesting of PSUs will depend on the extent to which we meet the performance goals and can range from zero to three times the original “target” awards noted above. On the grant date, the compensation committee set goals for the 2011 grant. Based in part on our results through March 31, 2011 and expectations at that date regarding our future performance, we currently anticipate that the performance goals for the PSUs granted in 2011 will be met at target levels. As a result of the 2011 awards, we currently expect to recognize compensation expense totaling approximately $14.0 million over the vesting period, of which $0.9 million was recognized during the three months ended March 31, 2011. We will review our performance against these goals on an ongoing basis and update expectations as warranted.
W. P. Carey 3/31/2011 10-Q — 17

Earnings Per Share
Under current authoritative guidance for determining earnings per share, all unvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Our unvested RSUs contain rights to receive non-forfeitable distribution equivalents, and therefore we apply the two-class method of computing earnings per share. The calculation of earnings per share below excludes the income attributable to the unvested RSUs from the numerator. The following table summarizes basic and diluted earnings for the periods indicated (in thousands, except share amounts):

	Three Months Ended March 31,
	2011	2010
Net income attributable to W. P. Carey members	$23,343	$14,413
Allocation of distribution equivalents paid on unvested restricted stock units in excess of net income	(234)	(391)

Net income — basic	23,109	14,022
Income effect of dilutive securities, net of taxes	335	264

Net income — diluted	$23,444	$14,286

Weighted average shares outstanding — basic	39,738,207	39,088,114
Effect of dilutive securities	504,499	407,731

Weighted average shares outstanding — diluted	40,242,706	39,495,845

Securities included in our diluted earnings per share determination consist of stock options and restricted stock awards. Securities totaling 0.3 million shares and 0.9 million shares for the three months ended March 31, 2011 and 2010, respectively, were excluded from the earnings per share computations above as their effect would have been anti-dilutive.
Note 11. Noncontrolling Interests
Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. There were no changes in our ownership interest in any of our consolidated subsidiaries for the three months ended March 31, 2011.
The following table presents a reconciliation of total equity, the equity attributable to our shareholders and the equity attributable to noncontrolling interests (in thousands):

		W. P. Carey	Noncontrolling
	Total Equity	Members	Interests
Balance at January 1, 2011	$665,474	$625,013	$40,461
Contributions	617	—	617
Redemption value adjustment	691	691	—
Net income (loss)	23,013	23,343	(330)
Stock-based compensation expense	2,451	2,451	—
Windfall tax provision — share incentive plans	293	293	—
Distributions	(21,305)	(20,418)	(887)
Change in other comprehensive income	6,675	5,764	911
Shares repurchased	(2,860)	(2,860)	—

Balance at March 31, 2011	$675,049	$634,277	$40,772

		W. P. Carey	Noncontrolling
	Total Equity	Members	Interests
Balance at January 1, 2010	$632,408	$625,633	$6,775
Contributions	620	—	620
Net income (loss)	14,127	14,413	(286)
Stock-based compensation expense	2,461	2,461	—
Windfall tax benefits — share incentive plans	(523)	(523)	—
Distributions	(21,178)	(20,835)	(343)
Change in other comprehensive loss	(4,112)	(3,851)	(261)
Shares repurchased	(784)	(784)	—

Balance at March 31, 2010	$623,019	$616,514	$6,505

W. P. Carey 3/31/2011 10-Q — 18

Redeemable Noncontrolling Interest
We account for the noncontrolling interest in WPCI held by one of our officers as a redeemable noncontrolling interest, as we have an obligation to repurchase the interest from that officer, subject to certain conditions. The officer’s interest is reflected at estimated redemption value for all periods presented. Redeemable noncontrolling interests, as presented on the consolidated balance sheets, reflect an adjustment of ($0.7) million and ($0.5) million at March 31, 2011 and December 31, 2010, respectively, to present the noncontrolling interest at redemption value.
The following table presents a reconciliation of redeemable noncontrolling interests (in thousands):

	2011	2010
Balance at January 1,	$7,546	$7,692
Redemption value adjustment	(691)	—
Net income	603	175
Distributions	(545)	(455)
Change in other comprehensive income (loss)	7	(1)

Balance at March 31,	$6,920	$7,411

Note 12. Income Taxes
Income tax provision for the three months ended March 31, 2011 and 2010 was $7.6 million and $4.1 million, respectively. The difference in the provision for income taxes reflected in the consolidated statements of income as compared to the provision calculated at the statutory federal income tax rate is primarily attributable to state and foreign income taxes, the tax classification of entities in the consolidated group and various permanent differences between pre-tax GAAP income and taxable income.
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
Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2007 through 2011 remain open to examination by the major taxing jurisdictions to which we are subject.
Our wholly-owned subsidiary, Carey REIT II, Inc. (“Carey REIT II”), owns our real estate assets and has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. We believe we have operated, and we intend to continue to operate, in a manner that allows Carey REIT II to continue to qualify as a REIT. Under the REIT operating structure, Carey REIT II is permitted to deduct distributions paid to our shareholders and generally will not be required to pay U.S. federal income taxes. Accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements.
W. P. Carey 3/31/2011 10-Q — 19

Note 13. Segment Reporting
We evaluate our results from operations by our two major business segments — investment management and real estate ownership (Note 1). Effective January 1, 2011, we include our equity investments in the REITs in our real estate ownership segment. The equity income or loss from the REITs that is now included in our real estate ownership segment represents our proportionate share of the revenue less expenses of the net-leased properties held by the REITs. This treatment is consistent with that of our directly-owned properties. Results for the three months ended March 31, 2010 have been reclassified to conform to the current period presentation. The following table presents a summary of comparative results of these business segments (in thousands):

	Three Months Ended March 31,
	2011	2010
Investment Management
Revenues (a)	$56,764	$42,798
Operating expenses (a)	(38,923)	(32,486)
Other, net (b)	2,716	1,043
Provision for income taxes	(7,380)	(3,575)

Income from continuing operations attributable to W. P. Carey members	$13,177	$7,780

Real Estate Ownership
Revenues	$20,768	$19,467
Operating expenses	(11,281)	(10,279)
Interest expense	(4,440)	(3,711)
Other, net (b)	4,383	7,826
Provision for income taxes	(194)	(537)

Income from continuing operations attributable to W. P. Carey members	$9,236	$12,766

Total Company
Revenues (a)	$77,532	$62,265
Operating expenses (a)	(50,204)	(42,765)
Interest expense	(4,440)	(3,711)
Other, net (b)	7,099	8,869
Provision for income taxes	(7,574)	(4,112)

Income from continuing operations attributable to W. P. Carey members	$22,413	$20,546

	Total Long-Lived Assets (c) at		Total Assets at
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Investment Management	$3,409	$3,729	$130,567	$123,921
Real Estate Ownership	951,003	946,976	1,013,635	1,048,405

Total Company	$954,412	$950,705	$1,144,202	$1,172,326

(a)	Included in revenues and operating expenses are reimbursable costs from affiliates totaling $17.7 million and $14.6 million for the three month periods ended March 31, 2011 and 2010, respectively.

(b)	Includes interest income, income from equity investments in real estate and the REITs, income (loss) attributable to noncontrolling interests and other income and (expenses).

(c)	Includes Net investments in real estate and intangible assets related to management contracts.
W. P. Carey 3/31/2011 10-Q — 20

At March 31, 2011, our international investments within our real estate ownership segment were comprised of investments in France, Poland, Germany and Spain. The following tables present information about these investments (in thousands):

	Three Months Ended March 31,
	2011	2010
Lease revenues	$1,999	$1,386
Income from equity investments in real estate	1,523	1,560

	$3,522	$2,946

	March 31, 2011	December 31, 2010
Long-lived assets	$73,171	$69,126

Note 14. Discontinued Operations
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
2011 — During the three months ended March 31, 2011, we sold two domestic properties for $9.2 million, net of selling costs, and recognized a net gain on these sales of $0.8 million, excluding impairment charges of $2.3 million previously recognized in 2010.
2010 — During the three months ended March 31, 2010, we sold three domestic properties for $6.6 million, net of selling costs, and recognized a net gain on these sales totaling $0.4 million, excluding impairment charges of $3.1 million previously recognized in 2009. In addition to the $2.3 million of impairment charges described above, we recognized impairment charges of $4.9 million during the three months ended March 31, 2010 on two properties to reduce the carrying value of the properties to their estimated fair values, which reflected their contracted selling prices. We sold these properties in the third quarter of 2010.
The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenues	$220	$1,246
Expenses	(71)	(631)
Gain on sale of real estate	781	404
Impairment charges	—	(7,152)

Income (loss) from discontinued operations	$930	$(6,133)

Note 15. Subsequent Events
Merger of Affiliates
On May 2, 2011, CPA®:14 merged with and into a subsidiary of CPA®:16 — Global based on a definitive merger agreement executed on December 13, 2010 (Note 3).
In connection with the Merger, on May 2, 2011, we purchased three properties from CPA®:14, in which we already had a joint venture interest, for an aggregate purchase price of approximately $32.1 million, plus the assumption of approximately $64.7 million of indebtedness.
W. P. Carey 3/31/2011 10-Q — 21

Upon consummation of the Merger, we earned revenues of $31.2 million in connection with the termination of the advisory agreements with CPA®:14 and $21.3 million of subordinated disposition revenues that will be recorded in the second quarter of 2011. We elected to receive our termination fee in shares of CPA®:14, which we exchanged into approximately 3.2 million shares of CPA®:16 — Global in order to facilitate the merger transaction. In addition, we will receive approximately $11.1 million as a result of the $1.00 per share special cash distribution to be paid by CPA®:14 to its shareholders, in part from the proceeds of the CPA®:14 asset sales. Upon closing of the Merger, we received approximately 13.2 million shares of common stock of CPA®:16 — Global in respect of our shares of CPA®:14.
Carey Asset Management (“CAM”), our subsidiary that acts as the advisor to the REITs, has waived any acquisition fees payable by CPA®:16 — Global under its advisory agreement with CAM in respect of the properties acquired in the Merger and also waived any disposition fees that may subsequently be payable by CPA®:16 — Global upon a sale of such assets. Additionally, on May 2, 2011, we entered into an amended and restated advisory agreement with CPA®:16 — Global which changes our fee arrangement with CPA®:16 — Global under its new UPREIT structure. Changes include, among others, a reduction in our asset management fee from 1% to 0.5% of the property value of the assets under management and a new requirement for a distribution of 10% of the available cash of CPA®:16 — Global’s special general partner.
In the Merger, CPA®:14 shareholders were entitled to receive $11.50 per share, which is equal to the estimated net asset value (“NAV”) of CPA®:14 as of September 30, 2010. The merger consideration of approximately $534.4 million was paid by CPA®:16 — Global, including payment of approximately $486.3 million to liquidating shareholders and approximately $48.1 million to shareholders merging into CPA®:16 — Global. Prior to the Merger, we agreed to purchase a sufficient number of shares of CPA®:16 — Global common stock from CPA®:16 — Global to enable it to pay the merger consideration if the cash on hand and available to CPA®:14 and CPA®:16 — Global, including the proceeds of the CPA®:14 asset sales and a new $320.0 million senior credit facility of CPA®:16 — Global, were not sufficient. Accordingly, we purchased approximately 13.8 million shares of CPA®:16 — Global on May 2, 2011 for approximately $121.0 million which we funded with cash on hand and available credit facilities, including $121.4 million drawn on our existing line of credit. Subsequent to the Merger we own approximately 34.5 million shares, or 17.3%, of CPA®:16 — Global.
Financing
On May 2, 2011, we obtained a $30.0 million secured revolving line of credit from Bank of America. The secured line of credit provides for an annual interest rate (as defined in the credit facility agreement) of either: (i) the Adjusted LIBO Rate plus 2.50%, or (ii) the Alternative Base Rate plus 3.50%. In addition, we paid a commitment fee of 0.25%, or $75,000, and are required to pay an annual fee on the unused portion of the line of credit of 50 basis points. This new line of credit is collateralized by five properties with a carrying value of approximately $51.4 million and is coterminous with the unsecured line of credit, expiring in June 2012. Through the date of this Report, we have borrowed $10.0 million on this line and used a portion of it to fund a short-term $4.0 million loan to CWI.
W. P. Carey 3/31/2011 10-Q — 22

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. The discussion also provides information about the financial results of the segments of our business to provide a better understanding of how these segments and their results affect our financial condition and results of operations. Our MD&A should be read in conjunction with our 2010 Annual Report.
Business Overview
We provide long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and manage a global investment portfolio of 970 properties, including our own portfolio. We operate in two business segments — investment management and real estate ownership, as described below.
Investment Management — As of March 31, 2011, we provided services to five affiliated publicly-owned, non-listed real estate investment trusts: CPA®:14, CPA®:15, CPA®:16 — Global, CPA®:17 — Global and CWI. In May 2011, CPA®:14 merged with and into a subsidiary of CPA®:16 — Global. We structure and negotiate investments and debt placement transactions for the REITs, for which we earn structuring revenue, and manage their portfolios of real estate investments, for which we earn asset-based management and performance revenue. We earn asset-based management and performance revenue from the CPA® REITs based on the value of their real estate-related and, for CWI, its lodging-related assets under management. As funds available to the REITs are invested, the asset base from which we earn revenue increases. In addition, we also receive a percentage of distributions of available cash from the operating partnerships of CPA®:17 — Global and CWI. We may also earn incentive and disposition revenue and receive other compensation in connection with providing liquidity alternatives to the REIT shareholders. Collectively, at March 31, 2011 the CPA® REITs owned all or a portion of over 840 properties, including certain properties in which we have an ownership interest. Substantially all of these properties, totaling approximately 103 million square feet (on a pro rata basis), were net leased to 232 tenants, with an average occupancy rate of approximately 98%. CWI did not own or operate any properties at March 31, 2011.
Real Estate Ownership — We own and invest in commercial properties in the U.S. and the European Union that are then leased to companies, primarily on a triple-net leased basis, which requires each tenant to pay substantially all of the costs associated with operating and maintaining the property. We may also invest in other properties if opportunities arise. At March 31, 2011, our portfolio was comprised of our full or partial ownership interest in 162 properties, including certain properties in which the CPA®REITs have an ownership interest. Substantially all of these properties, totaling approximately 14 million square feet (on a pro rata basis), were net leased to 75 tenants, with an occupancy rate of approximately 90%.
Financial Highlights
(In thousands)

	Three Months Ended March 31,
	2011	2010
Total revenues (excluding reimbursed costs from affiliates)	$59,813	$47,663
Net income attributable to W. P. Carey members	23,343	14,413
Cash flow from operating activities	6,686	13,623
Total revenues increased during the three months ended March 31, 2011 as compared to the same period in 2010, primarily due to structuring revenue earned in connection with an increase in investment volume on behalf of the CPA® REITs in the first quarter of 2011 and revenue earned from investments we made in 2010 for our owned portfolio.
Net income increased during the three months ended March 31, 2011 as compared to the same period in 2010. Results from operations in our investment management segment were significantly higher during the three months ended March 31, 2011, primarily due to a higher volume of investments structured on behalf of the CPA® REITs. Results from operations in our real estate ownership segment benefited from lower impairment charges recognized in the current year period.
Cash flow from operating activities decreased in the three months ended March 31, 2011 as compared to the same period in 2010, primarily due to three factors. Firstly, we restructured the timing of when we receive the deferred acquisition fee from CPA®:17 — Global. In our older funds, the deferred acquisition fee was received in a lump sum in January of each year regardless of when the investment was made. In CPA®:17 — Global, we receive this payment in the quarter immediately after the quarter in which the acquisition was made and then in that same quarter each year after that, which has the effect of spreading these payments out over the entire year rather than receiving them in January alone. Secondly, a greater portion of our management revenues are being received in shares of the CPA® funds. Thirdly, lower investment volume in 2008 and 2009 for all CPA® REITs decreased the amount of the deferred acquisition fee in the current period.
W. P. Carey 3/31/2011 10-Q — 23

Our quarterly cash distribution increased to $0.512 per share for the first quarter of 2011, which equates to $2.05 per share on an annualized basis.
We consider the performance metrics listed above as well as certain non-GAAP metrics such as earnings before interest, taxes depreciation and amortization, funds from operations — as adjusted, and adjusted cash flow from operating activities to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on increasing and enhancing the value, quality and amount of assets under management by our investment management segment and seeking to increase value in our real estate ownership segment. Results of operations by reportable segment are described below in Results of Operations.
Current Trends
General Economic Environment
We and our managed funds are impacted by macro-economic environmental factors, the capital markets, and general conditions in the commercial real estate market, both in the U.S. and globally. As of the date of this Report, we have seen signs of modest improvement in the global economy following the significant distress experienced in 2008 and 2009. Our experience during the three months ended March 31, 2011 reflected strong investment volume, as well as an improved financing and fundraising environment. While these factors reflect favorably on our business, the pace of the economic recovery remains slow, and our business remains dependent on the speed and strength of the recovery, which cannot be predicted at this time. Nevertheless, as of the date of this Report, the impact of current financial and economic trends on our business, and our response to those trends, is presented below.
Foreign Exchange Rates
We have foreign investments and, as a result, are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. During the three months ended March 31, 2011, the U.S. dollar weakened in relation to the Euro as evidenced by the change in the end-of-period conversion rate of the Euro, which increased by 6% to $1.4099 at March 31, 2011 from $1.3253 at December 31, 2010. Investments denominated in the Euro accounted for approximately 12% of our annualized contractual minimum base rent and 32% of aggregate annualized contractual minimum base rent for the CPA® REITs for the three months ended March 31, 2011. This weakening had a favorable impact on our balance sheet at March 31, 2011 as compared to our balance sheet at December 31, 2010. During the three months ended March 31, 2011, the average conversion rate for the U.S. dollar in relation to the Euro decreased by 1% in comparison to the same period in 2010. While we actively manage our foreign exchange risk, a significant unhedged decline in the value of the Euro could have a material negative impact on our net asset values, future results, financial position and cash flows. Such a decline would particularly impact the CPA® REITs, which have higher levels of international investments than we have in our owned portfolio.
Capital Markets
Capital market conditions continue to exhibit evidence of post-crisis improvement, including new issuances of commercial mortgage-backed securities debt. Capital inflows to both commercial real estate debt and equity markets have helped increase the availability of mortgage financing and asset prices continue to recover from their credit crisis lows. The availability of financing for secured transactions has expanded; however, lenders remain cautious and are employing more conservative underwriting standards. Commercial real estate capitalization rates remain narrow compared to credit crisis highs, especially for higher-quality assets or assets leased to tenants with strong credit. The improvement in financing conditions combined with a stabilization of prices for high quality assets has helped to increase transaction activity, however increased competition from both public and private investors continues.
Investment Opportunities
We earn structuring revenue on the investments we structure on behalf of the REITs. Our ability to complete these investments, and thereby earn structuring revenue, fluctuates based on the pricing and availability of transactions and the pricing and availability of financing, among other factors.
W. P. Carey 3/31/2011 10-Q — 24

As a result of the recent improving economic conditions and increasing seller optimism, we have seen an increased number of investment opportunities that we believe will allow us to structure transactions on behalf of the REITs on favorable terms. Although capitalization rates have remained compressed over the past few quarters compared to their credit crisis highs, we believe that the investment environment remains attractive and that we will be able to achieve the targeted returns of our managed funds. We believe that the significant amount of corporate debt that remains outstanding in the marketplace, which will need to be refinanced over the next several years, will provide attractive investment opportunities for net lease investors such as W. P. Carey and the REITs. To the extent that these trends continue, we believe that investment volume will benefit. However, we have recently seen an increasing level of competition for investments, both domestically and in Europe, and further capital inflows into the marketplace could put additional pressure on the returns that we can generate from investments. However, we expect to continue to expand our ability to source deals in other markets.
We structured investments on behalf of the CPA® REITs totaling $344.8 million during the three months ended March 31, 2011, and based on current conditions, we expect that we will be able to continue to take advantage of the investment opportunities we are seeing in both the U.S. and Europe in the near term. International investments comprised 60% (on a pro rata basis) of total investments during the three months ended March 31, 2011. While this fluctuates from quarter to quarter, we currently expect that international transactions will continue to form a significant portion of the investments we structure, although the relative portion of international investments in any given period will vary.
Financing Conditions
We have recently seen a gradual improvement in both the credit and real estate financing markets. We continue to see an increase in the number of lenders for both domestic and international investments as market conditions improve compared to prior years. However, during the fourth quarter of 2010, the cost of debt rose, but we anticipate that this may be recoverable either through deal pricing or if lenders adjust their spreads, which had been unusually high during the crisis. The increase was primarily a result of a rise in the 10-year treasury rates for domestic deals and due to the impact of the sovereign debt issues in Europe. During the three months ended March 31, 2011, we obtained non-recourse mortgage financing totaling $309.4 million on behalf of the CPA® REITs and $27.6 million for our owned real estate portfolio (each on a pro rata basis).
Real Estate Sector
As noted above, the commercial real estate market is impacted by a variety of macro-economic factors, including but not limited to growth in gross domestic product, unemployment, interest rates, inflation, and demographics. Despite improvements in expectations, since the beginning of the credit crisis, these macro-economic factors have persisted, negatively impacting commercial real estate market fundamentals, which has resulted in higher vacancies, lower rental rates, and lower demand for vacant space. However, recently there have been some indications of stabilization in asset values and slight improvements in occupancy rates. We and the REITs are chiefly affected by changes in the appraised values of our properties, tenant defaults, inflation, lease expirations, and occupancy rates.
Net Asset Values of the REITs
We own shares in each of the REITs and earn asset management revenue based on a percentage of average invested assets for each REIT. As such, we benefit from rising investment values and are negatively impacted when these values decrease. As a result of continued weakness in the economy and a weakening of the Euro versus the dollar during 2010 and 2009, the NAVs for CPA®:14 and CPA®:16 — Global at September 30, 2010, which were calculated in connection with the Merger, were lower than the NAVs at December 31, 2009. Additionally, the NAV for CPA®:15 at December 31, 2010 was also lower.
The following table presents recent NAVs per share for these CPA® REITs:

	September 30,	December 31,
	2010	2010	2009
CPA®:14	$11.50	N/A	$11.80
CPA®:15	N/A	10.40	10.70
CPA®:16 — Global	8.80	N/A	9.20
W. P. Carey 3/31/2011 10-Q — 25

The NAVs of the CPA® REITs are based on a number of variables, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates, and tenant defaults, among others. We do not control these variables and, as such, cannot predict how they will change in the future.
Credit Quality of Tenants
As a net lease investor, we are exposed to credit risk within our tenant portfolio, which can reduce our results of operations and cash flow from operations if our tenants are unable to pay their rent. Within our managed portfolios, tenant defaults can reduce our asset management revenue if they lead to a decline in the appraised value of the assets of the REITs and can also reduce our income and distributions from equity investments in the REITs. Tenants experiencing financial difficulties may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court resulting in reduced cash flow which may negatively impact net asset values and require us or the REITs to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, we may restructure or renew leases on less favorable terms, or the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us or the REITs to incur impairment charges.
As of the date of this Report, we have no significant exposure to tenants operating under bankruptcy protection in our owned portfolio, while in the CPA® REITs portfolios, tenants operating under bankruptcy protection, administration or receivership account for less than 1% of aggregate annualized contractual minimum base rent, a decrease from levels experienced during the crisis. The continued improvements in general business conditions have favorably impacted the overall credit quality of our and the REITs’ tenants. However, it is possible that additional tenants may file for bankruptcy or default on their leases during the remainder of 2011 and that economic conditions may again deteriorate.
To mitigate credit risk, we have historically looked to invest in assets that we believe are critically important to our tenants’ operations and have attempted to diversify the portfolios by tenant, tenant industry and geography. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with tenant management and review of tenants’ financial statements and compliance with any financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, re-leasing properties, refinancing debt and selling properties, as well as protecting our rights when tenants default or enter into bankruptcy.
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
The occupancy rate for our owned real estate portfolio increased slightly from 89% at December 31, 2010 to 90% as of March 31, 2011.
W. P. Carey 3/31/2011 10-Q — 26

Fundraising
Fundraising trends for non-traded REITs overall include an increase in average monthly volume during the three months ended March 31, 2011 compared to the prior year period. We have made a concerted effort to broaden our distribution channels and are seeing a greater portion of our fundraising come from an expanded network of broker-dealers as a result of these efforts. We continue to witness increased competition for investment dollars.
CPA®:17 — Global’s registration statement for a continuous public offering of up to an additional $1.0 billion of common stock was declared effective by the SEC on April 7, 2011 and as a result, its initial public offering was terminated. Through the termination of CPA®:17 — Global’s initial public offering, we raised $163.8 million during 2011 and more than $1.5 billion on its behalf since beginning fundraising in December 2007.
During the three months ended March 31, 2011, we raised $14.2 million for CWI, which has filed a registration statement to sell up to $1.0 billion of common stock in an initial public offering for the purpose of acquiring interests in lodging and lodging-related properties.
Proposed Accounting Changes
The International Accounting Standards Board and Financial Accounting Standards Board (“FASB”) have issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize. At this time, the proposed guidance has not been finalized and as such we are unable to determine whether this proposal will have a material impact on our business.
The Emerging Issues Task Force (“EITF”) of the FASB discussed the accounting treatment for deconsolidating subsidiaries in situations other than a sale or transfer at its September and November 2010 meetings. While the EITF did not reach a consensus for exposure, the EITF determined that further research was necessary to more fully understand the scope and implications of the matter, prior to issuing a consensus for exposure. If the EITF reaches a consensus for exposure, we will evaluate the impact on such conclusion on our financial statements. During the three months ended March 31, 2011, CPA®:15 deconsolidated an in-substance real estate subsidiary and recognized a net gain on deconsolidation of $4.5 million.
W. P. Carey 3/31/2011 10-Q — 27

Results of Operations
We evaluate our results of operations by our two major business segments — investment management and real estate ownership. Effective January 1, 2011, we include our equity investments in the REITs in our real estate ownership segment. The equity income or loss from the REITs that is now included in our real estate ownership segment represents our proportionate share of the revenue less expenses of the net-leased properties held by the REITs. This treatment is consistent with that of our directly-owned properties. Results for the three months ended March 31, 2010 have been reclassified to conform to the current period presentation. A summary of comparative results of these business segments is as follows:
Investment Management (in thousands)

	Three Months Ended March 31,
	2011	2010	Change
Revenues
Asset management revenue	$19,820	$18,820	$1,000
Structuring revenue	15,945	6,834	9,111
Wholesaling revenue	3,280	2,542	738
Reimbursed costs from affiliates	17,719	14,602	3,117

	56,764	42,798	13,966

Operating Expenses
General and administrative	(20,402)	(16,713)	(3,689)
Reimbursable costs	(17,719)	(14,602)	(3,117)
Depreciation and amortization	(802)	(1,171)	369

	(38,923)	(32,486)	(6,437)

Other Income and Expenses
Other interest income	657	250	407
Income from equity investments in the REITs	1,815	506	1,309
Other income and (expenses)	203	(184)	387

	2,675	572	2,103

Income from continuing operations before income taxes	20,516	10,884	9,632
Provision for income taxes	(7,380)	(3,575)	(3,805)

Net income from investment management	13,136	7,309	5,827
Add: Net loss attributable to noncontrolling interests	644	646	(2)
Less: Net income attributable to redeemable noncontrolling interests	(603)	(175)	(428)

Net income from investment management attributable to W. P. Carey members	$13,177	$7,780	$5,397

Asset Management Revenue
We earn asset-based management and performance revenue from the REITs based on the value of their real estate-related assets under management. This asset management revenue may increase or decrease depending upon (i) increases in the REIT asset bases as a result of new investments; (ii) decreases in the REIT asset bases as a result of sales of investments; (iii) increases or decreases in the appraised value of the real estate-related assets in the REIT investment portfolios; and (iv) whether the CPA® REITs are meeting their performance criteria. Each CPA® REIT met its performance criteria for all periods presented. The availability of funds for new investments is substantially dependent on our ability to raise funds for investment by the REITs.
For the three months ended March 31, 2011 as compared to the same period in 2010, asset management revenue increased by $1.0 million, primarily due to an increase in revenue of $1.9 million from CPA®:17 — Global as a result of new investments entered into during 2010 and 2011. This increase was partially offset by a decrease in revenue from the other CPA® REITs as a result of the decline in the most recently appraised value of their real estate-related assets during 2010.
We did not earn asset management revenue from CWI for the three months ended March 31, 2011 and 2010 as it had no investments.
W. P. Carey 3/31/2011 10-Q — 28

Structuring Revenue
We earn structuring revenue when we structure and negotiate investments and debt placement transactions for the REITs. Structuring revenue is dependent on investment activity, which is subject to significant period-to-period variation.
For the three months ended March 31, 2011 as compared to the same period in 2010, structuring revenue increased by $9.1 million, primarily due to higher investment volume in the current year period. We structured real estate investments on behalf of the CPA® REITs totaling $344.8 million for the three months ended March 31, 2011, compared to $149.1 million in the same prior year period. As of March 31, 2011, we had not earned any structuring revenue from CWI as it had not acquired any investments through that date.
Reimbursed and Reimbursable Costs
Reimbursed costs from affiliates (revenue) and reimbursable costs (expenses) represent costs incurred by us on behalf of the REITs, consisting primarily of broker-dealer commissions and marketing and personnel costs, which are reimbursed by the REITs. Revenue from reimbursed costs from affiliates is offset by corresponding charges to reimbursable costs and therefore has no impact on our results of operations.
For the three months ended March 31, 2011 as compared to the same period in 2010, reimbursed and reimbursable costs increased by $3.1 million, primarily due to a $1.9 million increase in commissions paid to broker-dealers related to CPA®:17 — Global’s initial public offering related to a corresponding increase in funds raised. In addition, reimbursed and reimbursable costs increased by $1.2 million in the current year period due to broker-dealer commissions related to CWI’s initial public offering.
General and Administrative
For the three months ended March 31, 2011 as compared to the same period in 2010, general and administrative expenses increased by $3.7 million, primarily due to increases in compensation-related costs of $2.0 million, underwriting costs of $0.6 million in connection with CPA®:17 — Global’s initial public offering and professional fees of $0.5 million. Compensation-related costs were higher in 2011 primarily due to an increase in commissions paid to investment officers as a result of higher investment volume during 2011. Underwriting costs related to CPA®:17 — Global’s offering are generally offset by wholesaling revenue, which we earn based on the number of shares of CPA®:17 — Global sold.
Income from Equity Investments in the REITs
Distributions of available cash from CPA®:17 — Global and CWI’s operating partnerships are recorded as income from equity investments in the REITs within the investment management segment.
For the three months ended March 31, 2011 as compared to the same period in 2010, income from equity investments in the REITs increased by $1.3 million, primarily due to higher cash distributions received and earned from CPA®:17 — Global’s operating partnership as a result of higher investment volume. As of March 31, 2011, we had not received any cash distributions from CWI’s operating partnership as it did not have significant operations.
Provision for Income Taxes
For the three months ended March 31, 2011 as compared to the same period in 2010, provision for income taxes increased by $3.8 million, primarily due to higher pre-tax income as a result of higher investment volume structured on behalf of CPA®:17 — Global in the current year period.
Net Income from Investment Management Attributable to W. P. Carey Members
For the three months ended March 31, 2011 as compared to the same period in 2010, the resulting net income from investment management attributable to W. P. Carey members increased by $5.4 million.
W. P. Carey 3/31/2011 10-Q — 29

Real Estate Ownership (in thousands)

	Three Months Ended March 31,
	2011	2010	Change
Revenues
Lease revenues	$15,460	$15,691	$(231)
Other real estate income	5,308	3,776	1,532

	20,768	19,467	1,301

Operating Expenses
Depreciation and amortization	(4,648)	(4,927)	279
Property expenses	(3,155)	(2,203)	(952)
General and administrative	(921)	(1,334)	413
Other real estate expenses	(2,557)	(1,815)	(742)

	(11,281)	(10,279)	(1,002)

Other Income and Expenses
Other interest income	18	23	(5)
Income from equity investments in real estate and the REITs	4,401	8,636	(4,235)
Other income and (expenses)	278	(473)	751
Interest expense	(4,440)	(3,711)	(729)

	257	4,475	(4,218)

Income from continuing operations before income taxes	9,744	13,663	(3,919)
Provision for income taxes	(194)	(537)	343

Income from continuing operations	9,550	13,126	(3,576)
Income (loss) from discontinued operations	930	(6,133)	7,063

Net income from real estate ownership	10,480	6,993	3,487
Less: Net income attributable to noncontrolling interests	(314)	(360)	46

Net income from real estate ownership attributable to W. P. Carey members	$10,166	$6,633	$3,533

The following table presents the components of our lease revenues (in thousands):

	Three Months Ended March 31,
	2011	2010
Rental income	$13,022	$13,024
Interest income from direct financing leases	2,438	2,667

	$15,460	$15,691

W. P. Carey 3/31/2011 10-Q — 30

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	2011	2010
CheckFree Holdings, Inc. (a)	$1,304	$1,276
The American Bottling Company	1,094	1,097
JP Morgan Chase Bank, N.A. (b)	965	552
Bouygues Telecom, S.A. (a) (c) (d)	941	1,132
Orbital Sciences Corporation (e)	828	1,126
Eroski Sociedad Cooperativa (a) (c) (f)	794	—
Titan Corporation	728	728
AutoZone, Inc.	536	536
Quebecor Printing, Inc.	484	479
Unisource Worldwide, Inc.	482	506
Sybron Dental Specialties Inc.	443	454
Career Education Corporation (g)	436	375
Jarden Corporation	403	403
BE Aerospace, Inc.	395	395
Eagle Hardware & Garden, a subsidiary of Lowe’s Companies	386	386
Google, Inc. (formerly Omnicom Group Inc.) (h)	377	313
Sprint Spectrum, L.P.	356	356
CSS Industries, Inc. (d)	339	392
Enviro Works, Inc.	304	333
Other (c)	3,865	4,852

	$15,460	$15,691

(a)	These revenues are generated in consolidated ventures, generally with our affiliates, and on a combined basis, include lease revenues applicable to noncontrolling interests totaling $1.1 million and $0.9 million for the three months ended March 31, 2011 and 2010, respectively.

(b)	We acquired this investment in February 2010.

(c)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the three months ended March 31, 2011 strengthened by approximately 1% in comparison to the same period in 2010, resulting in a negative impact on lease revenues for our Euro-denominated investments in the three months ended March 31, 2011.

(d)	The decrease was due to a lease restructuring.

(e)	We completed an expansion at this facility in January 2010, at which time we recognized deferred rental income of $0.3 million.

(f)	We acquired this investment in June 2010.

(g)	The increase was due to changes in amortization of below-market rent intangibles resulting from an impairment charge we recognized in December 2010 to reflect the decline in the value of the property.

(h)	The lease with Omnicom Group Inc. expired in September 2010. In January 2011, we signed a new 15-year lease with Google, Inc. on the same property at a higher rent.
W. P. Carey 3/31/2011 10-Q — 31

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these ventures. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (dollars in thousands):

	Ownership Interest	Three Months Ended March 31,
Lessee	at March 31, 2011	2011	2010
The New York Times Company	18%	$6,722	$6,659
Carrefour France, SAS (a)	46%	4,952	5,203
Federal Express Corporation	40%	1,793	1,774
Medica — France, S.A. (a) (b)	46%	1,690	1,683
Schuler A.G. (a)	33%	1,577	1,595
U. S. Airways Group, Inc.	75%	1,081	1,081
Amylin Pharmaceuticals, Inc.	50%	1,007	1,004
Hologic, Inc.	36%	863	863
Symphony IRI Group, Inc. (c)	33%	589	1,397
Consolidated Systems, Inc.	60%	449	449
Childtime Childcare, Inc.	34%	319	330
The Retail Distribution Group (d)	40%	—	205

		$21,042	$22,243

(a)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the three months ended March 31, 2011 strengthened by approximately 1% in comparison to the same period in 2010, resulting in a negative impact on lease revenues for our Euro-denominated investments in the three months ended March 31, 2011.

(b)	The increase was due to a CPI-based (or equivalent) rent increase.

(c)	The decrease was due to the tenant vacating one of the buildings in January 2011. During the first quarter of 2011, the venture recognized an impairment charge of $8.6 million in connection with a potential sale. In addition, we recognized an other-than-temporary impairment charge of $0.2 million to reflect the decline in the fair value of our interest in the venture.

(d)	In March 2010, this venture completed the sale of this property. We have no further economic interest in this venture.
The table above does not reflect our 5% interest in a venture (“Lending Venture”) that holds a note receivable (the “Note Receivable”) from the holder (the “Partner”) of a 75.3% interest in a limited partnership (“Partnership”) owning 37 properties throughout Germany at a total cost of $336.0 million. Concurrently, our affiliates also acquired an interest in a second venture (the “Property Venture”) that acquired the remaining 24.7% ownership interest in the Partnership as well as an option to purchase an additional 75% interest from the Partner by December 2010. Also in connection with this transaction, the Lending Venture obtained non-recourse financing of $284.9 million having a fixed annual interest rate of 5.5%, a term of 10 years and is collateralized by the 37 German properties. In November 2010, the Property Venture exercised a portion of its call option via the Lending Venture whereby the Partner exchanged a 70% interest in the Partnership for a $295.7 million reduction in the Note Receivable. Subsequent to the exercise of the option, the Property Venture now owns a 94.7% interest in the Partnership and retains options to purchase the remaining 5.3% interest from the Partner by December 2012. All dollar amounts are based on the exchange rates of the Euro at the dates of the transactions, and dollar amounts provided represent the total amounts attributable to the ventures and do not represent our proportionate share. For the three months ended March 31, 2010 and 2011, the venture recognized interest income of $0.3 million and $6.8 million, respectively. This amount represents total amount attributable to the entire venture, not our proportionate share, and is subject to fluctuations in the exchange rate of the Euro.
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
For the three months ended March 31, 2011 as compared to the same period in 2010, lease revenues decreased by $0.2 million, primarily due to the impact of recent tenant activity, including lease restructurings, lease expirations and property sales, which resulted in a reduction to lease revenues of $1.5 million, partially offset by an increase in lease revenues of $1.2 million as a result of investments we entered into during 2010.
W. P. Carey 3/31/2011 10-Q — 32

Other Real Estate Income
Other real estate income generally consists of revenue from Carey Storage, a subsidiary that invests in domestic self-storage properties, and Livho, a subsidiary that operates a hotel franchise in Livonia, Michigan. Other real estate income also includes lease termination payments and other non-rent related revenues from real estate ownership including, but not limited to, settlements of claims against former lessees. We receive settlements in the ordinary course of business; however, the timing and amount of settlements cannot always be estimated.
For the three months ended March 31, 2011 as compared to the same period in 2010, other real estate income increased by $1.5 million, primarily due to $1.1 million of income generated from the self-storage properties that Carey Storage acquired during 2010 as well as increases of $0.5 million in reimbursable tenant costs.
Property Expenses
For the three months ended March 31, 2011 as compared to the same period in 2010, property expenses increased by $1.0 million, primarily due to increases in reimbursable tenant costs of $0.5 million. Property expenses also increased as a result of two tenants vacating properties during 2010.
Income from Equity Investments in Real Estate and the REITs
Income from equity investments in real estate and the REITs represents our proportionate share of net income or loss (revenue less expenses) from our interests in unconsolidated real estate investments and our investments in the REITs. The net income of the REITs fluctuates based on the timing of transactions, such as new leases and property sales, as well as the level of impairment charges.
For the three months ended March 31, 2011 as compared to the same period in 2010, income from equity investments in real estate and the REITs decreased by $4.2 million, primarily due to income of $2.5 million recognized by us from a venture, Retail Distribution, in connection with the sale of its property in March 2010. Income from the Symphony IRI venture also decreased by $1.2 million, primarily due to an $8.6 million impairment charge recognized on the venture property in connection with a potential sale, as well as a $0.2 million other-than-temporary impairment charge recognized by us to reflect the decline in fair value of our interest in the venture. Additionally, CPA®:14’s results of operations in the first quarter of 2010 included an $11.4 million gain on extinguishment of debt, compared to a $4.5 million gain recognized by CPA®:15 on deconsolidation of a subsidiary as well as a $2.5 million gain on extinguishment of debt recognized by CPA®:14 during the first quarter of 2011.
Interest Expense
For the three months ended March 31, 2011 as compared to the same period in 2010, interest expense increased by $0.7 million, primarily as a result of mortgage financing obtained in connection with our investment activities during 2010.
Income (Loss) from Discontinued Operations
For the three months ended March 31, 2011, we recognized income from discontinued operations of $0.9 million, primarily due to net gains recognized on sales of properties totaling $0.8 million.
For the three months ended March 31, 2010, we recognized losses from discontinued operations of $6.1 million, primarily due to impairment charges of $7.2 million recognized on properties sold to reduce the carrying values of these properties to their contracted selling prices.
Net Income from Real Estate Ownership Attributable to W. P. Carey Members
For the three months ended March 31, 2011 as compared to the same period in 2010, the resulting net income from real estate ownership attributable to W. P. Carey members increased by $3.5 million.
W. P. Carey 3/31/2011 10-Q — 33

Financial Condition
Sources and Uses of Cash During the Period
Our cash flows fluctuate period to period due to a number of factors, which may include, among others, the nature and timing of receipts of transaction-related and performance revenue, the performance of the CPA® REITs relative to their performance criteria, the timing of purchases and sales of real estate, the timing of proceeds from non-recourse mortgage loans and receipt of lease revenue, the timing and characterization of distributions from equity investments in real estate and the REITs, the timing of certain payments, and the receipt of the annual installment of deferred acquisition revenue and interest thereon in the first quarter from certain of the CPA® REITs, and changes in foreign currency exchange rates. Despite this fluctuation, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs, see Impact of Merger and Asset Sale below. We may also use existing cash resources, the proceeds of non-recourse mortgage loans, unused capacity on our line of credit and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.
Operating Activities
Cash flow from operating activities decreased in the three months ended March 31, 2011 as compared to the same period in 2010, primarily due to three factors. Firstly, we restructured the timing of when we receive the deferred acquisition fee from CPA®:17 — Global. In our older funds, the deferred acquisition fee was received in a lump sum in January of each year regardless of when the investment was made. In CPA®:17 — Global, we receive this payment in the quarter immediately after the quarter in which the acquisition was made and then in that same quarter each year after that, which has the effect of spreading these payments out over the entire year rather than receiving them in January alone. Secondly, a greater portion of our management revenues are being received in shares of the CPA® funds. Thirdly, lower investment volume in 2008 and 2009 for all CPA® REITs decreased the amount of the deferred acquisition fee in the current period.
During the three months ended March 31, 2011, we received revenue of $9.6 million in cash for providing asset-based management services to the CPA® REITs as compared to $10.1 million in the 2010 period. This amount does not include revenue received from the CPA® REITs in the form of shares of their restricted common stock rather than cash (see below). During the current year period, we received revenue of $9.0 million in connection with structuring investments and debt refinancing on behalf of the CPA® REITs as compared to $3.8 million in the comparable prior year period. Deferred acquisition revenue received was lower during the three months ended March 31, 2011 as compared to the same period in 2010, primarily due to a shift in the timing of when deferred acquisition revenue is received and lower investment volume by the CPA® REITs in prior year periods. For CPA®:14, CPA®:15 and CPA®:16 — Global, we receive deferred acquisition revenue in annual installments each January. For CPA®:17 — Global, such revenue is received annually based on the quarter that a transaction is completed. This change for CPA®:17 — Global has the effect of spreading the revenue received throughout the year as compared to receiving all deferred revenue in January.
During the three months ended March 31, 2011, our real estate ownership segment provided cash flows (contractual lease revenues, net of property-level debt service) of approximately $9.6 million, which represents a decrease of $0.4 million from the 2010 period reflecting several tenants vacating properties.
In 2011, we elected to continue to receive all performance revenue from CPA®:16 — Global as well as asset management revenue from CPA®:17 — Global in restricted shares of their common stock rather than cash, while for CPA®:14 and CPA®:15, we elected to receive 80% of all performance revenue in their restricted shares, with the remaining 20% payable in cash. These elections are consistent with our 2010 elections. For CWI, we elected to receive all asset management revenue in cash for 2011.
In addition to cash flow from operating activities, we may use the following sources to fund distributions to shareholders: distributions received from equity investments in excess of equity income, net contributions from noncontrolling interests, borrowings under our line of credit and existing cash resources.
Investing Activities
Our investing activities are generally comprised of real estate related transactions (purchases and sales) and capitalized property related costs. During the three months ended March 31, 2011, we received cash proceeds of $9.2 million from the sale of two properties and $2.8 million in distributions from equity investments in real estate and the REITs in excess of cumulative equity income. We made contributions to unconsolidated ventures totaling $2.3 million, including $2.1 million paid to a venture to pay off its maturing non-recourse mortgage loan.
W. P. Carey 3/31/2011 10-Q — 34

Financing Activities
During the three months ended March 31, 2011, we paid distributions to shareholders of $20.3 million and paid distributions of $1.4 million to affiliates who hold noncontrolling interests in various entities with us. We also made scheduled mortgage principal payments of $7.3 million. Borrowings under our line of credit decreased overall by $20.0 million since December 31, 2010 and were comprised of gross repayments of $110.0 million and borrowings of $90.0 million. Borrowings under our line of credit were used to finance a $90.0 million loan to CPA®:17 — Global to fund acquisitions that were closed within the first two weeks of 2011. The loan has been repaid by CPA®:17 — Global in full.
Summary of Financing
The table below summarizes our non-recourse long-term debt and credit facility (dollars in thousands):

	March 31, 2011	December 31, 2010
Balance
Fixed rate	$141,647	$147,872
Variable rate (a)	231,100	249,110

	$372,747	$396,982

Percent of total debt
Fixed rate	38%	37%
Variable rate (a)	62%	63%
	100%	100%
Weighted average interest rate at end of period
Fixed rate	5.9%	6.0%
Variable rate (a)	3.3%	2.5%

(a)	Variable rate debt at March 31, 2011 included (i) $121.8 million outstanding under our line of credit, (ii) $48.4 million that has been effectively converted to fixed rates through interest rate swap derivative instruments and (iii) $56.0 million in mortgage loan obligations that bore interest at fixed rates but have interest rate reset features that may change the interest rates to then-prevailing market fixed rates (subject to specified caps) at certain points during their term.
Cash Resources
At March 31, 2011, our cash resources consisted of the following:
•	Cash and cash equivalents totaling $34.1 million. Of this amount, $7.6 million, at then-current exchange rates, was held in foreign bank accounts, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts;
•	A line of credit with unused capacity of $128.3 million. The line of credit is available to us and may also be used to loan funds to our affiliates. Our lender has issued letters of credit totaling $6.8 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under this facility; and
•	We also had unleveraged properties that had an aggregate carrying value of $253.5 million, although there can be no assurance that we would be able to obtain financing for these properties.
Our cash resources can be used for working capital needs and other commitments and may be used for future investments. We continue to evaluate fixed-rate financing options, such as obtaining non-recourse financing on our unleveraged properties. Any financing obtained may be used for working capital objectives and/or may be used to pay down existing debt balances.
W. P. Carey 3/31/2011 10-Q — 35

Line of Credit
A summary of our line of credit is provided below (in thousands):

	March 31, 2011		December 31, 2010
	Outstanding	Maximum	Outstanding	Maximum
	Balance	Available	Balance	Available
Line of credit	$121,750	$250,000	$141,750	$250,000
We have a $250.0 million unsecured revolving line of credit that is scheduled to mature in June 2011. Pursuant to the terms of the credit agreement, the line of credit can be increased up to $300.0 million at the discretion of the lenders. Additionally, as long as there has been no default, we may extend the line of credit at our discretion, within 90 days of, but not less than 30 days prior to, expiration, for an additional year. Such extension is subject to the payment of an extension fee equal to 0.125% of the total commitments under the facility at that time. In March 2011, we notified our lender of our intention to renew our existing $250.0 million unsecured revolving line of credit. Subsequent to the renewal, the unsecured line of credit expires in June 2012.
The line of credit provides for an annual interest rate, at our election, of either (i) London inter-bank offered rate (“LIBOR”) plus a spread that ranges from 75 to 120 basis points depending on our leverage, or (ii) the greater of the lender’s prime rate and the Federal Funds Effective Rate plus 50 basis points. In addition, we pay an annual fee ranging between 12.5 and 20 basis points of the unused portion of the line of credit, depending on our leverage ratio. Based on our leverage ratio at March 31, 2011, we pay interest at LIBOR, or 0.25%, plus 90 basis points and pay 15 basis points on the unused portion of the line of credit.
The credit agreement stipulates six financial covenants that require us to maintain the certain ratios and benchmarks at the end of each quarter. We were in compliance with these covenants at March 31, 2011.
Cash Requirements
During the next twelve months, we expect that cash payments will include paying distributions to our shareholders and to our affiliates who hold noncontrolling interests in entities we control and making scheduled mortgage loan principal payments, including mortgage balloon payments totaling $22.0 million, as well as other normal recurring operating expenses. See below for cash requirements related to the Merger.
We expect to fund future investments, any capital expenditures on existing properties and scheduled debt maturities on non-recourse mortgage loans through cash generated from operations, the use of our cash reserves or unused amounts on our line of credit.
Impact of Merger and Asset Sale
The May 2, 2011 Merger of CPA®:14 and CPA®:16 — Global and the asset sale from CPA®:14 have the following impact on our liquidity and results of operations, see Subsequent Events below.
In connection with the Merger, we purchased three properties from CPA®:14, in which we already had a joint venture interest, for an aggregate purchase price of approximately $32.1 million, plus the assumption of approximately $64.7 million of indebtedness.
Upon consummation of the Merger, we earned revenues of $31.2 million in connection with the termination of the advisory agreements with CPA®:14 and $21.3 million of subordinated disposition revenues that will be recorded in the second quarter of 2011. We elected to receive our termination fee in shares of CPA®:14, which we exchanged into approximately 3.2 million shares of CPA®:16 — Global in order to facilitate the merger transaction. In addition, we will receive approximately $11.1 million as a result of the $1.00 per share special cash distribution to be paid by CPA®:14 to its shareholders, in part from the proceeds of the CPA®:14 asset sales. Upon closing of the Merger, we received approximately 13.2 million shares of common stock of CPA®:16 — Global in respect of our shares of CPA®:14. CAM has waived any acquisition fees payable by CPA®:16 — Global under its advisory agreement with CAM in respect of the properties acquired in the Merger and also waived any disposition fees that may subsequently be payable by CPA®:16 — Global upon a sale of such assets.
W. P. Carey 3/31/2011 10-Q — 36

In the Merger, CPA®:14 shareholders were entitled to receive $11.50 per share, which is equal to the NAV of CPA®:14 as of September 30, 2010. The merger consideration of approximately $534.4 million was paid by CPA®:16 — Global, including payment of approximately $486.3 million to liquidating shareholders and approximately $48.1 million to shareholders merging into CPA®:16 — Global. Prior to the Merger, we agreed to purchase a sufficient number of shares of CPA®:16 — Global common stock from CPA®:16 — Global to enable it to pay the merger consideration if the cash on hand and available to CPA®:14 and CPA®:16 — Global, including the proceeds of the CPA®:14 asset sales and a new $320.0 million senior credit facility of CPA®:16 — Global, were not sufficient. Accordingly, we purchased approximately 13.8 million shares of CPA®:16 — Global on May 2, 2011 for $121.0 million which we funded with cash on hand and available credit facilities, including $121.4 million drawn on our existing line of credit. Subsequent to the Merger we own approximately 34.5 million shares, or 17.3%, of CPA®:16 — Global.
We estimate that the financial impact of the Merger and the purchase of the assets from CPA®:14 will be as follows on an annualized pro forma basis; although there can be no assurance that we will achieve these results:
•	An increase in dividends of approximately $11.3 million associated with our investment in CPA®:16 — Global;
•	An increase in lease revenue and cash flow totaling approximately $8.8 million and $4.0 million, respectively related to the properties acquired from CPA®:14;
•	A tax benefit of approximately $6.3 million related to the change in our advisory fee arrangement with CPA®:16 — Global;
•	A reduction in asset management fee revenue from CPA®:16 — Global of approximately $5.5 million as a result of the modification of the advisory agreement;
•	A reduction in asset management revenue approximating $2.1 million related to assets sold by CPA®:14 to us and to third parties in connection with the Merger;
•	A reduction in annual equity income of approximately $0.9 million related to the consolidation of two ventures acquired from CPA®:14; and
•	An increase in interest expense of approximately $5.9 million related to borrowings under our credit facility to finance this transaction and the interest payments on the existing non-recourse mortgages relating to the properties to be acquired.
Each of the properties we acquired from CPA®:14 has its lease expiration between December 2015 and August 2019, renewable at the tenant’s option. There are no scheduled balloon payments on any of the long-term debt obligations to be assumed in connection with the merger transaction until June 2016.
Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at March 31, 2011 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Non-recourse debt — Principal	$250,997	$29,340	$41,830	$52,979	$126,848
Line of credit — Principal (a)	121,750	121,750	—	—	—
Interest on borrowings (b)	75,908	14,010	23,164	19,764	18,970
Operating and other lease commitments (c)	10,898	1,094	2,166	2,117	5,521
Property improvement commitments	7,256	7,256	—	—	—

	$466,809	$173,450	$67,160	$74,860	$151,339

(a)	We have an option to renew the line of credit for an additional year. In March 2011, we notified our lender of our intention to renew this line of credit.

(b)	Interest on un-hedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at March 31, 2011.

(c)	Operating and other lease commitments consist primarily of the total minimum rents payable on the lease for our principal offices. We are reimbursed by affiliates for their share of the future minimum rents under an office cost-sharing agreement. These amounts are allocated among the entities based on gross revenues and are adjusted quarterly. The table above excludes the rental obligation under a ground lease of a venture in which we own a 46% interest. Our share of this obligation totals approximately $3.0 million over the lease term through January 2063.
W. P. Carey 3/31/2011 10-Q — 37

Amounts in the table above related to our foreign operations are based on the exchange rate of the Euro at March 31, 2011. At March 31, 2011, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
Merger of Affiliates
As described under Subsequent Events below, on May 2, 2011, CPA®:14 merged with and into a subsidiary of CPA®:16 — Global based on a definitive merger agreement executed on December 13, 2010. In connection with our existing commitments associated with the Merger, we purchased three properties from CPA®:14, in which we already had a joint venture interest, for an aggregate purchase price of approximately $32.1 million, plus the assumption of approximately $64.7 million of indebtedness. In addition, to fund part of the merger consideration of approximately $534.4 million, we purchased approximately 13.8 million shares of CPA®:16 — Global for approximately $121.0 million.
Equity Investments in Real Estate
We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. Generally, the underlying investments are jointly owned with our affiliates. Summarized financial information for these ventures and our ownership interest in the ventures at March 31, 2011 are presented below. Summarized financial information provided represents the total amounts attributable to the ventures and does not represent our proportionate share (dollars in thousands):

	Ownership Interest		Total Third
Lessee	at March 31, 2011	Total Assets	Party Debt	Maturity Date
U. S. Airways Group, Inc.	75%	$29,458	$18,181	4/2014
The New York Times Company	18%	244,162	124,999	9/2014
Carrefour France, SAS (a)	46%	145,071	109,025	12/2014
Consolidated Systems, Inc.	60%	16,702	11,323	11/2016
Amylin Pharmaceuticals, Inc.	50%	36,610	35,093	7/2017
Medica — France, S.A. (a)	46%	48,420	38,364	10/2017
Federal Express Corporation (b)	40%	42,918	53,746	1/2020
Symphony IRI Group, Inc. (c)	33%	28,456	14,973	2/2021
Hologic, Inc.	36%	26,449	13,957	5/2023
Schuler A.G. (a)	33%	72,176	—	N/A
Childtime Childcare, Inc. (d)	34%	9,236	—	N/A

		$699,658	$419,661

(a)	Dollar amounts shown are based on the exchange rate of the Euro at March 31, 2011.

(b)	In December 2010, this venture refinanced its existing non-recourse mortgage debt with new non-recourse financing of $54.0 million based on the appraised value of the underlying real estate of the venture at that time.

(c)	In January 2011, this venture refinanced its existing non-recourse mortgage debt for new non-recourse financing of $15.0 million.

(d)	In January 2011, this venture repaid its maturing non-recourse mortgage loan.
Environmental Obligations
In connection with the purchase of many of our properties, we require the sellers to perform environmental reviews. We believe, based on the results of these reviews, that our properties were in substantial compliance with federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with leakage from underground storage tanks, surface spills or other on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, our leases generally require tenants to indemnify us from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. The leases generally include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow us to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of our leases allow us to require financial assurances from tenants, such as performance bonds or letters of credit, if the costs of remediating environmental conditions are, in our estimation, in excess of specified amounts. Accordingly, we believe that the ultimate resolution of environmental matters should not have a material adverse effect on our financial condition, liquidity or results of operations.
W. P. Carey 3/31/2011 10-Q — 38

Subsequent Events
Merger of Affiliates
On May 2, 2011, CPA®:14 merged with and into a subsidiary of CPA®:16 — Global based on a definitive merger agreement executed on December 13, 2010 (Note 3).
In connection with the Merger, on May 2, 2011, we purchased three properties from CPA®:14, in which we already had a joint venture interest, for an aggregate purchase price of approximately $32.1 million, plus the assumption of $64.7 million of indebtedness.
Upon consummation of the Merger, we earned revenues of $31.2 million in connection with the termination of the advisory agreements with CPA®:14 and $21.3 million of subordinated disposition revenues that will be recorded in the second quarter of 2011. We elected to receive our termination fee in shares of CPA®:14, which we exchanged into approximately 3.2 million shares of CPA®:16 — Global in order to facilitate the merger transaction. In addition, we will receive approximately $11.1 million as a result of the $1.00 per share special cash distribution to be paid by CPA®:14 to its shareholders, in part from the proceeds of the CPA®:14 asset sales. Upon closing of the Merger, we received approximately 13.2 million shares of common stock of CPA®:16 — Global in respect of our shares of CPA®:14.
CAM has waived any acquisition fees payable by CPA®:16 — Global under its advisory agreement with CAM in respect of the properties acquired in the Merger and also waived any disposition fees that may subsequently be payable by CPA®:16 — Global upon a sale of such assets. Additionally, on May 2, 2011, we entered into an amended and restated advisory agreement with CPA®:16 — Global which changes our fee arrangement with CPA®:16 — Global under its new UPREIT structure. Changes include, among others, a reduction in our asset management fee from 1% to 0.5% of the property value of the assets under management and a new requirement for a distribution of 10% of the available cash of CPA®:16 — Global’s special general partner.
In the Merger, CPA®:14 shareholders were entitled to receive $11.50 per share, which is equal to the NAV of CPA®:14 as of September 30, 2010. The merger consideration of approximately $534.4 million was paid by CPA®:16 — Global, including payment of approximately $486.3 million to liquidating shareholder and approximately $48.1 million to shareholders merging into CPA®:16 — Global. Prior to the Merger, we agreed to purchase a sufficient number of shares of CPA®:16 — Global common stock from CPA®:16 — Global to enable it to pay the merger consideration if the cash on hand and available to CPA®:14 and CPA®:16 — Global, including the proceeds of the CPA®:14 asset sales and a new $320.0 million senior credit facility of CPA®:16 — Global, were not sufficient. Accordingly, we purchased approximately 13.8 million shares of CPA®:16 — Global on May 2, 2011 for $121.0 million which we funded with cash on hand and available credit facilities, including $121.4 million drawn on our existing line of credit. Subsequent to the Merger, we own approximately 34.5 million shares, or 17.3%, of CPA®:16 — Global.
Financing
On May 2, 2011, we obtained a $30.0 million secured revolving line of credit from Bank of America. The secured line of credit provides for an annual interest rate (as defined in the credit facility agreement) of either: (i) the Adjusted LIBO Rate plus 2.50%, or (ii) the Alternative Base Rate plus 3.50%. In addition, we paid a commitment fee of 0.25%, or $75,000, and are required to pay an annual fee on the unused portion of the line of credit of 50 basis points. This new line of credit is collateralized by five properties with a carrying value of approximately $51.4 million and is coterminous with the unsecured line of credit, expiring in June 2012. Through the date of this Report, we have borrowed $10.0 million on this line and used a portion of it to fund a short-term $4.0 million loan to CWI.
W. P. Carey 3/31/2011 10-Q — 39

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
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period, and interest rate caps limit the effective borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At March 31, 2011, we estimate that the fair value of our interest rate swaps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was a net liability of $0.1 million.
At March 31, 2011, a significant portion (approximately 66%) of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The estimated fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed-rate debt at March 31, 2011 ranged from 3.1% to 7.8%. The annual interest rates on our variable-rate debt at March 31, 2011 ranged from 1.2% to 7.3%. Our debt obligations are more fully described under “Financial Condition” in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at March 31, 2011 (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total	Fair value
Fixed rate debt	$20,396	$32,601	$3,510	$3,324	$39,385	$42,431	$141,647	$141,960
Variable rate debt	$128,860	$2,881	$3,052	$3,254	$7,423	$85,630	$231,100	$226,980
The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or caps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at March 31, 2011 by an aggregate increase of $13.2 million or an aggregate decrease of $12.5 million, respectively. Annual interest expense on our unhedged variable rate debt that does not bear interest at fixed rates at March 31, 2011 would increase or decrease by $1.3 million for each respective 1% change in annual interest rates. As more fully described under Financial Condition — Summary of Financing in Item 2 above, a portion of the debt classified as variable-rate debt in the tables above bore interest at fixed rates at March 31, 2011 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. Such debt is generally not subject to short-term fluctuations in interest rates.
W. P. Carey 3/31/2011 10-Q — 40

Foreign Currency Exchange Rate Risk
We own investments in the European Union and as a result are subject to risk from the effects of exchange rate movements, primarily in the Euro, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligations to the lender and the tenant’s rental obligations to us in the same currency. We are generally a net receiver of the foreign currency (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the Euro. For the three months ended March 31, 2011, we recognized each net realized and unrealized foreign currency transaction gains of $0.2 million. These gains are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the Euro on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2011, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2011 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
W. P. Carey 3/31/2011 10-Q — 41

PART II

Item 6.	Exhibits
The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from W. P. Carey & Co. LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three months ended March 31, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010, and (v) Notes to Consolidated Financial Statements.*

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
W. P. Carey 3/31/2011 10-Q — 42

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. P. Carey & Co. LLC
Date: 5/10/2011	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Chief Financial Officer (Principal Financial Officer)

Date: 5/10/2011	By:	/s/ Thomas J. Ridings, Jr.
Thomas J. Ridings, Jr.
Chief Accounting Officer (Principal Accounting Officer)

W. P. Carey 3/31/2011 10-Q — 43

EXHIBIT INDEX
The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from W. P. Carey & Co. LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three months ended March 31, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010, and (v) Notes to Consolidated Financial Statements.*

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
W. P. Carey 3/31/2011 10-Q — 44