Form 10-Q
period 2011-06-30
W P CAREY & CO LLC
filed 2011-08-09
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-13779
W. P. CAREY & CO. LLC
(Exact name of registrant as specified in its charter)

Delaware	13-3912578
(State of incorporation)	(I.R.S. Employer Identification No.)

50 Rockefeller Plaza New York, New York (Address of principal executive office)	10020 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 39,714,382 shares of common stock, no par value, outstanding at August 1, 2011.

INDEX

Page No.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets	2

Consolidated Statements of Income	3

Consolidated Statements of Comprehensive Income	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosures About Market Risk	47

Item 4. Controls and Procedures	48

PART II — OTHER INFORMATION

Item 6. Exhibits	49

Signatures	50

Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
Forward-Looking Statements
This Quarterly Report on Form 10-Q (the “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on February 25, 2011 (the “2010 Annual Report”) and in the Current Report on Form 8-K filed with the SEC on June 10, 2011. We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2010 Annual Report. There has been no significant change in our critical accounting estimates.
W. P. Carey 6/30/2011 10-Q — 1

PART I

Item 1.	Financial Statements
W. P. CAREY & CO. LLC
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	June 30, 2011	December 31, 2010
Assets
Investments in real estate:
Real estate, at cost (inclusive of amounts attributable to consolidated variable interest entities (“VIEs’’) of $40,108 and $39,718, respectively)	$646,923	$560,592
Operating real estate, at cost (inclusive of amounts attributable to consolidated VIEs of $26,264 and $25,665, respectively)	109,748	109,851
Accumulated depreciation (inclusive of amounts attributable to consolidated VIEs of $21,373 and $20,431, respectively)	(129,072)	(122,312)

Net investments in properties	627,599	548,131
Net investments in direct financing leases	76,114	76,550
Equity investments in real estate and the REITs	528,012	322,294

Net investments in real estate	1,231,725	946,975
Cash and cash equivalents (inclusive of amounts attributable to consolidated VIEs of $268 and $86, respectively)	26,461	64,693
Due from affiliates	32,014	38,793
Intangible assets and goodwill, net	130,122	87,768
Other assets, net (inclusive of amounts attributable to consolidated VIEs of $2,722 and $1,845, respectively)	39,384	34,097

Total assets	$1,459,706	$1,172,326

Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of amounts attributable to consolidated VIEs of $14,451 and $9,593, respectively)	$342,941	$255,232
Line of credit	233,160	141,750
Accounts payable, accrued expenses and other liabilities (inclusive of amounts attributable to consolidated VIEs of $2,109 and $2,275, respectively)	64,774	40,808
Income taxes, net	58,239	41,443
Distributions payable	21,784	20,073

Total liabilities	720,898	499,306

Redeemable noncontrolling interest	6,792	7,546

Commitments and contingencies (Note 10)

Equity:
W. P. Carey members’ equity:
Listed shares, no par value, 100,000,000 shares authorized; 39,707,156 and 39,454,847 shares issued and outstanding, respectively	765,808	763,734
Distributions in excess of accumulated earnings	(85,874)	(145,769)
Deferred compensation obligation	10,511	10,511
Accumulated other comprehensive income (loss)	2,904	(3,463)

Total W. P. Carey members’ equity	693,349	625,013
Noncontrolling interests	38,667	40,461

Total equity	732,016	665,474

Total liabilities and equity	$1,459,706	$1,172,326

See Notes to Consolidated Financial Statements.
W. P. Carey 6/30/2011 10-Q — 2

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Asset management revenue	$16,619	$19,080	$36,439	$37,900
Structuring revenue	5,735	13,102	21,680	19,936
Incentive, termination and subordinated disposition revenue	52,515	—	52,515	—
Wholesaling revenue	2,922	2,741	6,202	5,283
Reimbursed costs from affiliates	17,059	14,838	34,778	29,440
Lease revenues	17,839	15,444	33,299	31,135
Other real estate income	5,709	4,796	11,017	8,572

	118,398	70,001	195,930	132,266

Operating Expenses
General and administrative	(24,585)	(18,647)	(45,908)	(36,694)
Reimbursable costs	(17,059)	(14,838)	(34,778)	(29,440)
Depreciation and amortization	(7,305)	(5,743)	(12,742)	(11,828)
Property expenses	(3,066)	(2,310)	(6,204)	(4,494)
Other real estate expenses	(2,942)	(1,773)	(5,499)	(3,588)
Impairment charges	(41)	—	(41)	—

	(54,998)	(43,311)	(105,172)	(86,044)

Other Income and Expenses
Other interest income	560	336	1,235	609
Income from equity investments in real estate and the REITs	12,465	7,638	18,681	16,780
Gain on change in control of interests	27,859	—	27,859	—
Other income and (expenses)	4,758	47	5,239	(610)
Interest expense	(5,396)	(3,765)	(9,836)	(7,476)

	40,246	4,256	43,178	9,303

Income from continuing operations before income taxes	103,646	30,946	133,936	55,525
Provision for income taxes	(24,760)	(6,751)	(32,334)	(10,863)

Income from continuing operations	78,886	24,195	101,602	44,662

Discontinued Operations
(Loss) income from operations of discontinued properties	(36)	455	83	1,038
(Loss) gain on sale of real estate	(121)	56	660	460
Impairment charges	—	(985)	—	(8,137)

(Loss) income from discontinued operations	(157)	(474)	743	(6,639)

Net Income	78,729	23,721	102,345	38,023
Add: Net loss attributable to noncontrolling interests	384	128	714	414
Less: Net income attributable to redeemable noncontrolling interest	(1)	(417)	(604)	(592)

Net Income Attributable to W. P. Carey Members	$79,112	$23,432	$102,455	$37,845

Basic Earnings Per Share
Income from continuing operations attributable to W. P. Carey members	$1.96	$0.60	$2.52	$1.11
(Loss) income from discontinued operations attributable to W. P. Carey members	—	(0.01)	0.02	(0.16)

Net income attributable to W. P. Carey members	$1.96	$0.59	$2.54	$0.95

Diluted Earnings Per Share
Income from continuing operations attributable to W. P. Carey members	$1.94	$0.60	$2.50	$1.11
(Loss) income from discontinued operations attributable to W. P. Carey members	—	(0.01)	0.02	(0.16)

Net income attributable to W. P. Carey members	$1.94	$0.59	$2.52	$0.95

Weighted Average Shares Outstanding
Basic	39,782,796	39,081,064	39,760,676	39,116,126

Diluted	40,243,548	39,510,231	40,192,418	39,567,583

Amounts Attributable to W. P. Carey Members
Income from continuing operations, net of tax	$79,269	$23,906	$101,712	$44,484
(Loss) income from discontinued operations, net of tax	(157)	(474)	743	(6,639)

Net income	$79,112	$23,432	$102,455	$37,845

Distributions Declared Per Share	$0.550	$0.506	$1.062	$1.010

See Notes to Consolidated Financial Statements.
W. P. Carey 6/30/2011 10-Q — 3

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Income	$78,729	$23,721	$102,345	$38,023
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	1,945	(4,627)	7,671	(8,034)
Unrealized loss on derivative instrument	(1,061)	(735)	(239)	(1,295)
Change in unrealized appreciation on marketable securities	(2)	(7)	(3)	(11)

	882	(5,369)	7,429	(9,340)

Comprehensive income	79,611	18,352	109,774	28,683

Amounts Attributable to Noncontrolling Interests:
Net loss	384	128	714	414
Foreign currency translation adjustments	(278)	26	(1,053)	145

Comprehensive loss (income) attributable to noncontrolling interests	106	154	(339)	559

Amounts Attributable to Redeemable Noncontrolling Interest:
Net income	(1)	(417)	(604)	(592)
Foreign currency translation adjustments	(2)	16	(9)	17

Comprehensive income attributable to redeemable noncontrolling interest	(3)	(401)	(613)	(575)

Comprehensive Income Attributable to W. P. Carey Members	$79,714	$18,105	$108,822	$28,667

See Notes to Consolidated Financial Statements.
W. P. Carey 6/30/2011 10-Q — 4

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2011	2010
Cash Flows — Operating Activities
Net income	$102,345	$38,023
Adjustments to net income:
Depreciation and amortization including intangible assets and deferred financing costs	12,782	12,377
Income from equity investments in real estate and the REITs in excess of distributions received	223	(5,942)
Straight-line rent and financing lease adjustments	(1,386)	429
Amortization of deferred revenue	(1,573)	—
Gain on sale of real estate	(660)	(460)
Unrealized (gain) loss on foreign currency transactions and others	(371)	860
Realized (gain) loss on foreign currency transactions and others	(1,188)	143
Allocation of loss to profit-sharing interest	—	(373)
Management income received in shares of affiliates	(52,142)	(17,344)
Gain on conversion of shares	(3,806)	—
Gain on change in control of interests	(27,859)	—
Impairment charges	41	8,137
Stock-based compensation expense	8,628	4,936
Deferred acquisition revenue received	15,462	17,048
Increase in structuring revenue receivable	(9,222)	(9,352)
Increase (decrease) in income taxes, net	16,256	(6,116)
Net changes in other operating assets and liabilities	(11,543)	(6,075)

Net cash provided by operating activities	45,987	36,291

Cash Flows — Investing Activities
Distributions received from equity investments in real estate and the REITs in excess of equity income	14,498	7,762
Capital contributions to equity investments	(2,297)	—
Purchase of interests in CPA®: 16 — Global	(121,315)	—
Purchases of real estate and equity investments in real estate	(24,323)	(74,904)
VAT paid in connection with acquisition of real estate	—	(4,222)
Capital expenditures	(1,375)	(1,652)
Cash acquired on acquisition of subsidiaries	57	—
Proceeds from sale of real estate	10,643	9,200
Proceeds from sale of securities	777	—
Funding of short-term loans to affiliates	(94,000)	—
Proceeds from repayment of short-term loans from affiliates	94,000	—
Funds placed in escrow	(3,899)	—
Funds released from escrow	2,030	36,132

Net cash used in investing activities	(125,204)	(27,684)

Cash Flows — Financing Activities
Distributions paid	(40,849)	(52,490)
Contributions from noncontrolling interests	1,459	11,180
Distributions to noncontrolling interests	(2,822)	(1,444)
Purchase of noncontrolling interest	(7,502)	—
Distributions to profit-sharing interest	—	(693)
Scheduled payments of mortgage principal	(9,897)	(10,322)
Proceeds from mortgage financing	7,438	6,315
Proceeds from lines of credit	231,410	83,250
Payments of lines of credit	(140,000)	(22,500)
Payment of financing costs	(831)	(301)
Proceeds from issuance of shares	1,018	799
Windfall tax benefit (provision) associated with stock-based compensation awards	872	(159)

Net cash provided by financing activities	40,296	13,635

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	689	(1,243)

Net (decrease) increase in cash and cash equivalents	(38,232)	20,999
Cash and cash equivalents, beginning of period	64,693	18,450

Cash and cash equivalents, end of period	$26,461	$39,449

(Continued)
W. P. Carey 6/30/2011 10-Q — 5

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Continued)
Supplemental noncash investing activities:
On May 2, 2011, in connection with entering into an amended and restated advisory agreement with Corporate Property Associates 16 — Global Incorporated, we received a special membership interest in Corporate Property Associates 16 — Global Incorporated’s operating partnership and we recorded as consideration a $28.3 million adjustment to Equity investments in real estate and the REITs to reflect the fair value of our special interest in the operating partnership (Note 3).
Also on May 2, 2011, we exchanged 11,113,050 shares of Corporate Property Associates 14 Incorporated for 13,260,091 shares of Corporate Property Associates 16 — Global Incorporated, resulting in a gain of approximately $2.8 million.
In connection with the acquisition of properties from Corporate Property Associates 14 Incorporated, we assumed two non-recourse mortgages on the related properties with an aggregate fair value of $87.6 million at the date of acquisition (Note 4).
See Notes to Consolidated Financial Statements.
W. P. Carey 6/30/2011 10-Q — 6

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Business
W. P. Carey & Co. LLC (“W. P. Carey” and, together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) provides long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and manages a global investment portfolio. We invest primarily in commercial properties domestically and internationally that are each triple-net leased to single corporate tenants, which requires each tenant to pay substantially all of the costs associated with operating and maintaining the property. We also earn revenue as the advisor to publicly-owned, non-listed real estate investment trusts, which are sponsored by us under the Corporate Property Associates brand name (the “CPA® REITs”) and invest in similar properties. At June 30, 2011, we were the advisor to the following CPA® REITs: Corporate Property Associates 15 Incorporated (“CPA®:15”), Corporate Property Associates 16 — Global Incorporated (“CPA®:16 — Global”) and Corporate Property Associates 17 — Global Incorporated (“CPA®:17 — Global”), and we were the advisor to Corporate Property Associates 14 Incorporated (“CPA®:14”) until its merger with a subsidiary of CPA®:16 — Global on May 2, 2011 (the “CPA®:14/16 Merger”). We are also the advisor to Carey Watermark Investors Incorporated (“CWI” and, together with the CPA® REITs, the “REITs”), which we formed in March 2008 for the purpose of acquiring interests in lodging and lodging-related properties. At June 30, 2011, we owned and/or managed 990 properties domestically and internationally. Our owned portfolio was comprised of our full or partial ownership interest in 162 properties, substantially all of which were net leased to 76 tenants, and totaled approximately 14 million square feet (on a pro rata basis) with an occupancy rate of approximately 91%.
Primary Business Segments
Investment Management — We structure and negotiate investments and debt placement transactions for the REITs, for which we earn structuring revenue, and manage their portfolios of real estate investments, for which we earn asset-based management and performance revenue. We earn asset-based management and performance revenue from the REITs based on the value of their real estate-related and lodging-related assets under management. As funds available to the REITs are invested, the asset base from which we earn revenue increases. In addition, we also receive a percentage of distributions of available cash from the operating partnerships of CPA®:17 — Global and CWI, as well as the operating partnership of CPA®:16 — Global after the CPA®:14/16 Merger (Note 3). We may also earn incentive and disposition revenue and receive other compensation in connection with providing liquidity alternatives to the REIT shareholders.
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
W. P. Carey 6/30/2011 10-Q — 7

Notes To Consolidated Financial Statements
Basis of Consolidation
The consolidated financial statements reflect all of our accounts, including those of our majority-owned and/or controlled subsidiaries. The portion of equity in a subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.
In April 2010, we filed a registration statement with the SEC to sell up to $1.0 billion of common stock of CWI in an initial public offering plus up to an additional $237.5 million of its common stock under a dividend reinvestment plan. This registration statement was declared effective by the SEC in September 2010. Through December 31, 2010, the financial statements of CWI, which had no significant assets, liabilities or operations, were included in our consolidated financial statements, as we owned all of CWI’s outstanding common stock. Beginning in 2011, we have accounted for our interest in CWI under the equity method of accounting because, as the advisor, we do not exert control but we have the ability to exercise significant influence.
Future Accounting Requirements
The following Accounting Standards Updates (“ASUs”) promulgated by the Financial Accounting Standards Board (“FASB”) are applicable to us in current or future reports, as indicated:
ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations — In December 2010, the FASB issued an update to Accounting Standards Codification Topic (“ASC”) 805, Business Combinations. The amendments in the update clarify that the pro forma disclosures required under ASC 805 should depict revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. Additionally, the amendments expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s) included in the reported pro forma revenue and earnings. These amendments impact the form of our disclosures only, are applicable to us prospectively and are effective for our business combinations for which the acquisition date is on or after December 15, 2010.
ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs — In May 2011, the FASB issued an update to ASC 820, Fair Value Measurements. The amendments in the update explain how to measure fair value and do not require additional fair value measurements, nor are they intended to establish valuation standards or affect valuation practices outside of financial reporting. These new amendments will impact the level of information we provide, particularly for level 3 fair value measurements and the measurement’s sensitivity to changes in unobservable inputs, our use of a nonfinancial asset in a way that differs from that asset’s highest and best use, and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the balance sheet but for which the fair value is required to be disclosed. These amendments are expected to impact the form of our disclosures only, are applicable to us prospectively and are effective for our interim and annual periods beginning in 2012.
ASU 2011-05, Presentation of Comprehensive Income — In June 2011, the FASB issued an update to ASC 220, Comprehensive Income. The amendments in the update change the reporting options applicable to the presentation of other comprehensive income and its components in the financial statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Additionally, the update requires the consecutive presentation of the statement of net income and other comprehensive income. Finally, the update requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. These amendments impact the form of our disclosures only, are applicable to us retrospectively and are effective for our interim and annual periods beginning in 2012.
W. P. Carey 6/30/2011 10-Q — 8

Notes To Consolidated Financial Statements
Note 3. Agreements and Transactions with Related Parties
Advisory Agreements with the REITs
We have advisory agreements with each of the REITs pursuant to which we earn certain fees or are entitled to receive distributions of cash flow. The terms of the advisory agreements are outlined in our 2010 Annual Report except as otherwise stated below. The CPA® REIT advisory agreements were renewed for an additional year pursuant to their terms effective October 1, 2010. Effective September 15, 2010, we entered into an advisory agreement with CWI to perform certain services, including managing CWI’s offering and its overall businesses, identification, evaluation, negotiation, purchase and disposition of lodging-related properties and performance of certain administrative duties. In connection with CPA®:16 — Global’s internal reorganization on May 2, 2011 following the CPA®:14/16 Merger, we entered into an amended and restated advisory agreement with CPA®:16 — Global (see “CPA®:16 — Global UPREIT Reorganization” below). The following table presents a summary of revenue earned and/or cash received from the REITs in connection with providing services as the advisor to the REITs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Asset management revenue (a)	$16,619	$19,080	$36,439	$37,900
Structuring revenue (b)	5,735	13,102	21,680	19,936
Incentive, termination and subordinated disposition revenue (c)	52,515	—	52,515	—
Wholesaling revenue	2,922	2,741	6,202	5,283
Reimbursed costs from affiliates (d)	17,059	14,838	34,778	29,440
Distributions of available cash (e)	1,973	1,187	3,788	1,693

	$96,823	$50,948	$155,402	$94,252

(a)	We earn asset management revenue from each REIT, which is based on average invested assets and is calculated according to the advisory agreement for each REIT. For CPA®:16 — Global prior to the CPA®:14/16 Merger and for CPA®:15, this revenue generally totals 1% per annum, with a portion of this revenue, or 0.5%, contingent upon the achievement of specific performance criteria. For CPA®:16 — Global subsequent to the CPA®:14/16 Merger, we earn asset management revenue of 0.5% of average invested assets. For CPA®:17 — Global, we earn asset management revenue ranging from 0.5% of average market value for long-term net leases and certain other types of real estate investments up to 1.75% of average equity value for certain type of securities. For CWI, we earn asset management revenue of 0.5% of the average market value of lodging-related investments. We do not earn performance revenue from CPA®:17 — Global, CWI and, subsequent to the CPA®:14/16 Merger, from CPA®:16 — Global (see “e” below). In 2011, we elected to receive all asset management revenue from CWI in cash and, subsequent to the CPA®:14/16 Merger, from CPA®:16 — Global in shares.

(b)	We earn revenue in connection with structuring and negotiating investments and related mortgage financing for the REITs. We may receive acquisition revenue of up to an average of 4.5% of the total cost of all investments made by each CPA® REIT. A portion of this revenue (generally 2.5%) is paid when the transaction is completed, while the remainder (generally 2%) is payable in annual installments. For CWI, we earn initial acquisition revenue of 2.5% of the total investment cost of the properties acquired and loans originated by us not to exceed 6% of the aggregate contract purchase price of all investments and loans with no deferred acquisition revenue being earned.

Unpaid transaction fees, including accrued interest, are included in Due from affiliates in the consolidated financial statements. Unpaid transaction fees bear interest at annual rates ranging from 5% to 7%. The following tables present the amount of unpaid transaction fees and interest earned on these fees (in thousands):

	At June 30, 2011	At December 31, 2010
Unpaid deferred acquisition fees	$25,179	$31,419

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest earned on unpaid deferred acquisition fees	$310	$289	$642	$538

(c)	In connection with providing a liquidity event for CPA®:14 shareholders, we earned termination revenue of $31.2 million and subordinated disposition revenue of $21.3 million, which we elected to receive in shares of CPA®:14 and cash, respectively, as described below.

(d)	The REITs reimburse us for certain costs, primarily broker/dealer commissions paid on behalf of the REITs and marketing and personnel costs. In addition, we earn a selling commission of up to $0.65 per share sold, and a dealer manager fee of up to $0.35 per share sold from CPA®:17 — Global. Effective September 15, 2010, we entered into a dealer manager agreement with CWI, whereby we receive a selling commission of up to $0.70 per share sold and a dealer manager fee of up to $0.30 per share sold. Pursuant to the advisory agreement, upon reaching the minimum offering amount of $10.0 million on March 3, 2011, CWI became obligated to reimburse us for all organization costs and a portion of offering costs incurred in connection with its offering, up to a maximum amount (excluding selling commissions and the dealer manager fee) of 2% of the gross proceeds of its offering and distribution reinvestment plan. Through June 30, 2011, we have incurred organization and offering costs on behalf of CWI of approximately $4.2 million. However, at June 30, 2011, CWI was only obligated to reimburse us $0.6 million of these costs because of the 2% limitation described above, and no such costs had been reimbursed as of that date.

(e)	We receive up to 10% of distributions of available cash from the operating partnerships of CPA®:17 — Global, CWI and, subsequent to the CPA®:14/16 Merger in May 2011, CPA®:16 — Global. Amounts in the table above relate to CPA®:17 — Global only. We will receive these distributions from CPA®:16 — Global beginning in the third quarter of 2011, and we have not yet received any cash distributions of available cash from CWI’s operating partnership because CWI had no available cash through June 30, 2011.
W. P. Carey 6/30/2011 10-Q — 9

Notes To Consolidated Financial Statements
Other Transactions with Affiliates
CPA®:14/16 Merger
On May 2, 2011, CPA®:14 merged with and into a subsidiary of CPA®:16 — Global. In connection with the CPA®:14/16 Merger, on May 2, 2011, we purchased three properties from CPA®:14, in which we already had a partial ownership interest, for an aggregate purchase price of $31.8 million, plus the assumption of $87.6 million of indebtedness (Note 4). The purchase price was based on the appraised values of the properties and debt. Together with the three properties sold by CPA®:14 to CPA®:17 — Global on that date, as well as certain other properties sold to third parties in anticipation of the CPA®:14/16 Merger, these sales are referred to herein as the CPA®:14 Asset Sales.
In the CPA®:14/16 Merger, CPA®:14 shareholders were entitled to receive $11.50 per share, which was equal to the estimated net asset value (“NAV”) of CPA®:14 as of September 30, 2010. For each share of CPA®:14 stock owned, each CPA®:14 shareholder received a $1.00 per share special cash dividend and a choice of either (i) $10.50 in cash or (ii) 1.1932 shares of CPA®:16 — Global. The merger consideration of $954.5 million was paid by CPA®:16 — Global, including payment of $444.0 million to liquidating shareholders and issuing 57,365,145 shares of common stock with a fair value of $510.5 million on the date of closing to shareholders of CPA®:14 in exchange for 48,076,723 shares of CPA®:14 common stock. The $1.00 per share special cash distribution, totalling $90.4 million in the aggregate, was paid by CPA®:14 immediately prior to the CPA®:14/16 Merger from the proceeds of the CPA®:14 Asset Sales. In connection with the CPA®:14/16 Merger, we agreed to purchase a sufficient number of shares of CPA®:16 — Global common stock from CPA®:16 — Global to enable it to pay the merger consideration if the cash on hand and available to CPA®:14 and CPA®:16 — Global, including the proceeds of the CPA®:14 Asset Sales and a new $320.0 million senior credit facility of CPA®:16 — Global, were not sufficient. Accordingly, we purchased 13,750,000 shares of CPA®:16 — Global on May 2, 2011 for $121.0 million, which we funded, along with other obligations, with cash on hand and $121.4 million drawn on our existing line of credit.
Upon consummation of the CPA®:14/16 Merger, we earned revenues of $31.2 million in connection with the termination of the advisory agreement with CPA®:14 and $21.3 million of subordinated disposition revenues. We elected to receive our termination revenue in 2,717,138 shares of CPA®:14, which were exchanged into 3,242,089 shares of CPA®:16 — Global. In addition, we received $11.1 million in cash as a result of the $1.00 per share special cash distribution paid by CPA®:14 to its shareholders. Upon closing of the CPA®:14/16 Merger, we received approximately 13.3 million shares of common stock of CPA®:16 — Global in respect of our shares of CPA®:14.
Carey Asset Management Corp. (“CAM”), our subsidiary that acts as the advisor to the CPA® REITs, has waived any acquisition fees payable by CPA®:16 — Global under its advisory agreement with CAM in respect of the properties acquired in the CPA®:14/16 Merger and also waived any disposition fees that may subsequently be payable by CPA®:16 — Global upon a sale of such assets. As the advisor to CPA®:14, CAM earned acquisition fees related to those properties acquired by CPA®:14 and disposition fees on those properties upon the liquidation of CPA®:14 and, as a result, CAM and CPA®:16 — Global agreed that CAM should not receive fees upon the acquisition or disposition of the same properties by CPA®:16 — Global.
CPA®:16 — Global UPREIT Reorganization
Immediately following the CPA®:14/16 Merger on May 2, 2011, CPA®:16 — Global completed an internal reorganization whereby CPA®:16 — Global formed an umbrella partnership real estate investment trust, or UPREIT which was approved by CPA®:16 — Global shareholders in connection with the CPA®:14/16 Merger. In connection with the formation of the UPREIT, CPA®:16 — Global contributed substantially all of its assets and liabilities to an “Operating Partnership” in exchange for a managing member interest and units of membership interest in the Operating Partnership, which together represent a 99.985% capital interest of the “Managing Member” (representing the CPA®:16 — Global shareholders’ interest). Through our subsidiary, Carey REIT III, Inc. (the “Special General Partner”), we acquired a special membership interest (“Special Interest”) of 0.015% in the Operating Partnership for $0.3 million, entitling us to receive certain profit allocations and distributions of cash.
W. P. Carey 6/30/2011 10-Q — 10

Notes To Consolidated Financial Statements
As consideration for the Special Interest, we amended our advisory agreement with CPA®:16 — Global to give effect to this UPREIT reorganization and to reflect a revised fee structure whereby (i) our asset management fees are prospectively reduced to 0.5% from 1.0% of the asset value of a property under management, (ii) the former 15% subordinated incentive fee and termination fees have been eliminated and replaced by (iii) a 10% Special General Partner Available Cash Distribution and (iv) the 15% Final Distribution, each defined below. The sum of the new 0.5% asset management fee and the Available Cash Distribution is expected to be lower than the original 1.0% asset management fee; accordingly, the Available Cash Distribution is contractually limited to 0.5% of the value of CPA®:16 — Global’s assets under management. However, the amount of after-tax cash we receive pursuant to this revised structure is anticipated to be greater than the amount we received under the previous arrangement. The fee structure related to initial acquisition fees, subordinated acquisition fees and subordinated disposition fees for CPA®:16 — Global remains unchanged.
As Special General Partner, we are entitled to 10% of the Operating Partnership’s available cash (the “Available Cash Distribution”), which is defined as the Operating Partnership’s cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and balloon payments. We may elect to receive our Available Cash Distribution in shares of CPA®:16 — Global’s common stock. In the event of a capital transaction such as a sale, exchange, disposition or refinancing of CPA®:16 — Global’s assets, we are also entitled to receive a “Final Distribution” equal to 15% of residual returns after giving effect to a 100% return of the Managing Member’s invested capital plus a 6% priority return.
We recorded the Special Interest as an equity investment at its fair value of $28.3 million (Note 6). We will recognize the deferred revenue earned from our Special Interest in the Operating Partnership into earnings on a straight-line basis over the expected period of performance, which is currently estimated at three years based on the stated intended life of CPA®:16 — Global as described in its offering documents. The amount of deferred revenue recognized during the three and six months ended June 30, 2011 was $1.4 million, which is net of $0.2 million associated with the amortization of the basis differential generated by the Special Interest in the Operating Partnership and our underlying claim on the net assets of CPA®:16 — Global. We determined the fair value of the Special Interest based upon a discounted cash flow model, which included assumptions related to estimated future cash flows of CPA®:16 — Global and the estimated duration of the fee stream.
Other
We are the general partner in a limited partnership (which we consolidate for financial statement purposes) that leases our home office space and participates in an agreement with certain affiliates, including the REITs, for the purpose of leasing office space used for the administration of our operations and the operations of our affiliates and for sharing the associated costs. This limited partnership does not have any significant assets, liabilities or operations other than its interest in the office lease. The average estimated minimum lease payments for the office lease, inclusive of noncontrolling interests, at June 30, 2011 approximates $3.0 million annually through 2016. The table below presents income from noncontrolling interest partners related to reimbursements from these affiliates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income from noncontrolling interest partners	$644	$568	$1,196	$1,214

The following table presents deferred rent due to affiliates related to this limited partnership, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated balance sheets (in thousands):

	June 30, 2011	December 31, 2010
Deferred rent due to affiliates	$830	$854

We own interests in entities ranging from 5% to 95%, as well as jointly-controlled tenant-in-common interests in properties, with the remaining interests generally held by affiliates, and own common stock in each of the REITs. We consolidate certain of these investments and account for the remainder under the equity method of accounting.
One of our directors and officers is the sole shareholder of Livho, Inc. (“Livho”), a subsidiary that operates a hotel investment. We consolidate the accounts of Livho in our consolidated financial statements because it is a variable interest entity and we are its primary beneficiary.
Family members of one of our directors have an ownership interest in certain companies that own noncontrolling interests in one of our French majority-owned subsidiaries. These ownership interests are subject to substantially the same terms as all other ownership interests in the subsidiary companies.
W. P. Carey 6/30/2011 10-Q — 11

Notes To Consolidated Financial Statements
An employee owns a redeemable noncontrolling interest in W. P. Carey International LLC (“WPCI”), a subsidiary company that structures net lease transactions on behalf of the CPA® REITs outside of the U.S., as well as certain related entities.
During May 2011, we loaned $4.0 million at a rate of 30-day London inter-bank offered rate (“LIBOR”) plus 2.5% to CWI which was repaid on June 6, 2011. In addition, during February 2011, we loaned $90.0 million at a rate of 1.15% to CPA®:17 — Global which was repaid on April 8, 2011, its maturity date.
Note 4. Net Investments in Properties
Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows (in thousands):

	June 30, 2011	December 31, 2010
Land	$114,800	$111,660
Buildings	532,123	448,932
Less: Accumulated depreciation	(113,380)	(108,032)

	$533,543	$452,560

Operating Real Estate
Operating real estate, which consists primarily of our self-storage investments through Carey Storage Management LLC (“Carey Storage”) and our Livho subsidiary, at cost, is summarized as follows (in thousands):

	June 30, 2011	December 31, 2010
Land	$24,030	$24,030
Buildings	85,718	85,821
Less: Accumulated depreciation	(15,692)	(14,280)

	$94,056	$95,571

Real Estate Acquired
As discussed in Note 3, in connection with the CPA®:14/16 Merger in May 2011, we purchased the remaining interests in certain properties, in which we already had a joint interest, from CPA®:14 as part of the CPA®:14 Asset Sales. These three properties, which were leased to Checkfree, Federal Express and Amylin, had a fair value of $174.8 million at the date of acquisition. As part of the transaction, we assumed the related non-recourse mortgages on the Federal Express and Amylin properties. These two mortgages and the mortgage on the Checkfree property had an aggregate fair value of $117.1 million at the date of acquisition. Amounts provided are the total amounts attributable to the venture properties and do not represent the proportionate share that we purchased. We had previously consolidated the Checkfree property and accounted for the Federal Express and Amylin properties under the equity method. Upon acquiring the remaining interests in the properties leased to Federal Express and Amylin, we owned 100% of these entities and accounted for these acquisitions as step acquisitions utilizing the purchase method of accounting. Due to the change in control of the ventures that occurred, and in accordance with ASC 810 involving a step acquisition where control is obtained and there is a previously held equity interest, we recorded an aggregate gain of approximately $27.9 million related to the difference between our respective carrying values and the fair values of our previously held interests on the acquisition date. Subsequent to our acquisition, we consolidate all of these wholly-owned properties. The consolidation of these properties resulted in an increase of $90.2 million and $40.8 million to Real estate, net and net lease intangibles, respectively, from December 31, 2010 to June 30, 2011.
Other
In connection with our prior acquisitions of properties, we have recorded net lease intangibles of $81.8 million, which are being amortized over periods ranging from one year to 40 years. In-place lease, tenant relationship and above-market rent intangibles are included in Intangible assets and goodwill, net in the consolidated financial statements. Below-market rent intangibles are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to Lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization. Net amortization of intangibles, including the effect of foreign currency translation, was $1.7 million and $1.3 million for the three months ended June 30, 2011 and 2010, respectively, and $2.2 million and $3.1 million for the six months ended June 30, 2011 and 2010, respectively.
W. P. Carey 6/30/2011 10-Q — 12

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
Deferred Acquisition Fees Receivable
As described in Note 3, we earn revenue in connection with structuring and negotiating investments and related mortgage financing for the REITs. A portion of this revenue is due in equal annual installments ranging from three to four years, provided the relevant CPA® REIT meets its performance criterion. Unpaid deferred installments, including accrued interest, from all of the CPA® REITs were included in Due from affiliates in the consolidated financial statements.
Credit Quality of Finance Receivables
We generally seek investments in facilities that are critical to the tenant’s business and that we believe have a low risk of tenant defaults. At June 30, 2011 and December 31, 2010, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there have been no modifications of finance receivables. We evaluate the credit quality of our tenant receivables utilizing an internal 5-point credit rating scale, with 1 representing the highest credit quality and 5 representing the lowest. The credit quality evaluation of our tenant receivables was last updated in the second quarter of 2011. We believe the credit quality of our deferred acquisition fees receivable falls under category 1, as all of the CPA® REITs are expected to have the available cash to make such payments.
A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants at		Net Investments in Direct Financing Leases at
Internal Credit Quality Rating	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
1	9	9	$49,222	$49,533
2	5	5	24,327	24,447
3	1	—	2,565	—
4	—	1	—	2,570
5	—	—	—	—

			$76,114	$76,550

At both June 30, 2011 and December 31, 2010, Other assets, net included $0.3 million of accounts receivable related to amounts billed under these direct financing leases.
W. P. Carey 6/30/2011 10-Q — 13

Notes To Consolidated Financial Statements
Note 6. Equity Investments in Real Estate and the REITs
Our equity investments in real estate for our investments in the REITs and for our interests in unconsolidated real estate investments are summarized below.
REITs
We own interests in the REITs and account for these interests under the equity method because, as their advisor and through our ownership in their common shares, we do not exert control but have the ability to exercise significant influence. Shares of the REITs are publicly registered and the REITs file periodic reports with the SEC, but the shares are not listed on any exchange and are not actively traded. We earn asset management and performance revenue from the REITs and have elected, in certain cases, to receive a portion of this revenue in the form of restricted common stock of the REITs rather than cash.
The following table sets forth certain information about our investments in the REITs (dollars in thousands):

	% of Outstanding Shares at		Carrying Amount of Investment at
Fund	June 30, 2011	December 31, 2010	June 30, 2011 (a)	December 31, 2010 (a)
CPA®:14 (b)	0.0%	9.2%	$—	$87,209
CPA®:15	7.4%	7.1%	90,004	87,008
CPA®:16 — Global (c)	17.5%	5.6%	332,463	62,682
CPA®:17 — Global	0.8%	0.6%	14,401	8,156
CWI (d)	0.8%	100.0%	129	—

			$436,997	$245,055

(a)	Includes asset management fees receivable, for which shares will be issued during the subsequent period.

(b)	As described in Note 3, on May 2, 2011, CPA®:14 merged with and into a subsidiary of CPA®:16 — Global. In connection with the CPA®:14/16 Merger, we earned termination fees of $31.2 million, which were received in shares of CPA®:14. Upon closing of the CPA®:14/16 Merger, our shares of CPA®:14 were exchanged into 13,260,091 shares of CPA®:16 — Global with a fair value of $118.0 million. In connection with this share exchange, we recognized a gain of $2.8 million, which is the difference between the carrying value of our investment in CPA®:14 and the estimated fair value of consideration received in shares of CPA®:16 — Global. This gain is included in Other income and (expenses) within our Investment Management segment.

(c)	In addition to normal operating activities, the increase in carrying value was due to several factors, including (i) our purchase of 13,750,000 shares of CPA®:16 — Global for $121.0 million; (ii) an increase of $118.0 million as a result of the exchange of our shares of CPA®:14 into shares of CPA®:16 — Global in the CPA®:14/16 Merger; (iii) a $0.3 million contribution to acquire the Special Interest in CPA®:16 — Global’s Operating Partnership; and (iv) $28.3 million to reflect the fair value of the Special Interest in CPA®:16 — Global’s Operating Partnership (Note 3).

(d)	Prior to 2011, the financial statements of CWI, which had no significant assets, liabilities or operations, were included in our consolidated financial statements, as we owned all of CWI’s outstanding common stock.
The following tables present combined summarized financial information for the REITs. Amounts provided are expected total amounts attributable to the REITs and do not represent our proportionate share (in thousands):

	At June 30, 2011	At December 31, 2010
Assets	$9,239,065	$8,533,899
Liabilities	(5,008,673)	(4,632,709)

Shareholders’ equity	$4,230,392	$3,901,190

W. P. Carey 6/30/2011 10-Q — 14

Notes To Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$204,105	$201,334	$402,773	$394,088
Expenses (a)	(126,530)	(151,906)	(272,374)	(293,530)
Impairment charges (b)	(29,831)	(886)	(39,839)	(12,980)

Net income	$47,744	$48,542	$90,560	$87,578

(a)	Total net expenses expected to be recognized by the REITs during each of the three and six month periods in 2011 included the following items related to the CPA®:14/16 Merger: (i) $78.8 million of net gains recognized by CPA®:14 in connection with the CPA®:14 Asset Sales, of which our share is approximately $7.4 million; (ii) a net gain of $13.7 million recognized by CPA®:16 — Global in connection with the CPA®:14/16 Merger as a result of the fair value of CPA®:14 exceeding the total merger consideration, of which our share is approximately $2.4 million; (iii) a contract termination fee of $34.3 million incurred by CPA®:16 — Global related to its UPREIT reorganization, of which our share is approximately $4.9 million; (iv) $8.5 million of expenses incurred by CPA®:16 — Global related to the CPA®:14/16 Merger, of which our share is approximately $1.5 million; and (v) a $2.8 million net loss recognized by CPA®:16 — Global in connection with the prepayment of certain non-recourse mortgages, of which our share is approximately $0.5 million.

(b)	As a result of the impairment charges expected to be recognized by the REITs, our income earned from these investments was reduced by $4.4 million and $0.1 million during the three months ended June 30, 2011 and 2010, respectively, and by $5.1 million and $0.7 million during the six months ended June 30, 2011 and 2010, respectively.
We recognized income from our equity investments in the REITs of $6.8 million and $2.8 million for the three months ended June 30, 2011 and 2010, respectively, and $8.6 million and $5.1 million for the six months ended June 30, 2011 and 2010, respectively. In addition, we received distributions of available cash from CPA®:17 — Global’s operating partnership of $2.0 million and $1.2 million during the three months ended June 30, 2011 and 2010, respectively, and $3.8 million and $1.7 million for the six months ended June 30, 2011 and 2010, respectively, which we recorded as Income from equity investments in the REITs within the Investment Management segment. Our proportionate share of income or loss recognized from our equity investments in the REITs is impacted by several factors, including impairment charges recorded by the REITs.
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
W. P. Carey 6/30/2011 10-Q — 15

Notes To Consolidated Financial Statements
The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values (dollars in thousands):

	Ownership Interest	Carrying Value at
Lessee	at June 30, 2011	June 30, 2011	December 31, 2010
Schuler A.G. (a) (b)	33%	$23,246	$20,493
Carrefour France, SAS (a)	46%	20,856	18,274
The New York Times Company	18%	19,275	20,191
U.S. Airways Group, Inc. (b)	75%	7,738	7,934
Medica — France, S.A. (a)	46%	5,085	5,232
Hologic, Inc. (b)	36%	4,728	4,383
Childtime Childcare, Inc. (c)	34%	4,140	1,862
Consolidated Systems, Inc. (b)	60%	3,400	3,388
Symphony IRI Group, Inc. (d)	33%	1,437	3,375
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	5%	1,110	1,086
Federal Express Corporation (e) (g)	100%	—	(4,272)
Amylin Pharmaceuticals, Inc. (f) (g)	100%	—	(4,707)

		$91,015	$77,239

(a)	The carrying value of the investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(b)	Represents tenant-in-common interest.

(c)	In January 2011, we made a contribution of $2.1 million to the venture to pay off our share of its maturing mortgage loan.

(d)	The decrease in carrying value in the current period was due to our portion of an $8.6 million impairment charge recognized in the first quarter of 2011 on the venture property to reduce the carrying value of the property to its contracted selling price. In addition, we recognized an other-than-temporary impairment charge of $0.2 million to reflect the decline in the estimated fair value of the venture’s underlying net assets in comparison with the carrying value of our interest in the venture.

(e)	In 2010, this venture refinanced its maturing non-recourse mortgage debt with new non-recourse financing and distributed the net proceeds to the venture partners. Our share of the distribution was $5.5 million, which exceeded our total investment in the venture at that time.

(f)	In 2007, this venture refinanced its existing non-recourse mortgage debt with new non-recourse financing based on the appraised value of its underlying real estate and distributed the proceeds to the venture partners. Our share of the distribution was $17.6 million, which exceeded our total investment in the venture at that time.

(g)	In connection with the CPA®:14/16 Merger in May 2011, we purchased the remaining interest in this investment from CPA®:14. Subsequent to the acquisition, we consolidate this investment as our ownership interest in the investment is now 100% (Note 4).
The following tables present combined summarized financial information of our venture properties. Amounts provided are the total amounts attributable to the venture properties and do not represent our proportionate share (in thousands):

	June 30, 2011	December 31, 2010
Assets	$1,106,283	$1,151,859
Liabilities	(766,170)	(818,238)

Partners’/members’ equity	$340,113	$333,621

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$30,364	$37,849	$60,918	$76,058
Expenses	(20,090)	(19,948)	(40,738)	(39,657)
Impairment charges (a)	(40)	—	(8,602)	—

Net income	$10,234	$17,901	$11,578	$36,401

(a)	Represents impairment charges incurred by a venture that leases property to the Symphony IRI Group, Inc. in connection with a potential sale of the property.
W. P. Carey 6/30/2011 10-Q — 16

Notes To Consolidated Financial Statements
We recognized income from equity investments in real estate of $3.7 million and $6.3 million for the three and six months ended June 30, 2011, respectively, and $3.7 million and $9.9 million for the three and six months ended June 30, 2010, respectively. Income from equity investments in real estate represents our proportionate share of the income or losses of these ventures as well as certain depreciation and amortization adjustments related to other-than-temporary impairment charges.
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
Money Market Funds — Our money market funds consisted of government securities and U.S. Treasury bills. These funds were classified as Level 1 as we used quoted prices from active markets to determine their fair values.
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
W. P. Carey 6/30/2011 10-Q — 17

Notes To Consolidated Financial Statements
The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis. Assets and liabilities presented below exclude assets and liabilities owned by unconsolidated ventures (in thousands):

		Fair Value Measurements at June 30, 2011 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$35	$35	$—	$—
Other securities	1,601	—	—	1,601
Derivative assets	14	—	14	—

Total	$1,650	$35	$14	$1,601

Liabilities:
Derivative liabilities	$904	$—	$904	$—
Redeemable noncontrolling interest	6,792	—	—	6,792

Total	$7,696	$—	$904	$6,792

		Fair Value Measurements at December 31, 2010 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$37,154	$37,154	$—	$—
Other securities	1,726	—	—	1,726
Derivative assets	312	—	312	—

Total	$39,192	$37,154	$312	$1,726

Liabilities:
Derivative liabilities	$969	$—	$969	$—
Redeemable noncontrolling interest	7,546	—	—	7,546

Total	$8,515	$—	$969	$7,546

W. P. Carey 6/30/2011 10-Q — 18

Notes To Consolidated Financial Statements

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3 Only)
	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
	Assets	Liabilities	Assets	Liabilities
		Redeemable		Redeemable
	Other	Noncontrolling	Other	Noncontrolling
	Securities	Interest	Securities	Interest
Beginning balance	$1,607	$6,920	$1,620	$15,326
Total gains or losses (realized and unrealized):
Included in earnings	(4)	1	—	103
Included in other comprehensive (loss) income	(2)	2	6	10
Purchases	—	—	45	—
Distributions paid	—	(131)	—	(201)
Redemption value adjustment	—	—	—	(112)

Ending balance	$1,601	$6,792	$1,671	$15,126

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(4)	$—	$—	$—

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3 Only)
	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Assets	Liabilities	Assets	Liabilities
		Redeemable		Redeemable
	Other	Noncontrolling	Other	Noncontrolling
	Securities	Interest	Securities	Interest
Beginning balance	$1,726	$7,546	$1,628	$18,085
Total gains or losses (realized and unrealized):
Included in earnings	(2)	604	(1)	338
Included in other comprehensive (loss) income	(3)	9	(1)	8
Purchases	53	—	45	—
Settlements	(173)	—	—	—
Distributions paid	—	(676)	—	(2,969)
Redemption value adjustment	—	(691)	—	(336)

Ending balance	$1,601	$6,792	$1,671	$15,126

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(2)	$—	$(1)	$—

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the three and six months ended June 30, 2011 and 2010. Gains and losses (realized and unrealized) included in earnings for other securities are reported in Other income and (expenses) in the consolidated financial statements.
W. P. Carey 6/30/2011 10-Q — 19

Notes To Consolidated Financial Statements
Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

	At June 30, 2011		At December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Deferred acquisition fees receivable	$25,179	$24,340	$31,419	$32,485
Non-recourse debt	342,941	352,956	255,232	255,460
Line of credit	233,160	230,400	141,750	140,600
We determined the estimated fair value of our debt instruments using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both June 30, 2011 and December 31, 2010.
Items Measured at Fair Value on a Non-Recurring Basis
We perform an assessment, when required, of the value of certain of our real estate investments in accordance with current authoritative accounting guidance. As part of that assessment, we determined the valuation of these assets using widely accepted valuation techniques, including expected discounted cash flows or an income capitalization approach, which considers prevailing market capitalization rates. We reviewed each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. We calculate impairment charges based on market conditions and assumptions that existed at the time of the impairment. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.
The following table presents information about our other assets that were measured on a fair value basis for the periods presented. All of the impairment charges,were measured using unobservable inputs (Level 3) and were recorded based on market conditions and assumptions that existed at the time (in thousands):

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
		Total Impairment		Total Impairment
	Total Fair Value	Charges or Allowance	Total Fair Value	Charges or Allowance
	Measurements	for Credit Losses	Measurements	for Credit Losses
Impairment Charges From Continuing Operations:
Real estate	$350	$41	$—	$—

Impairment Charges From Discontinued Operations:
Real estate	—	—	5,390	985

	$350	$41	$5,390	$985

W. P. Carey 6/30/2011 10-Q — 20

Notes To Consolidated Financial Statements

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
		Total Impairment		Total Impairment
	Total Fair Value	Charges or Allowance	Total Fair Value	Charges or Allowance
	Measurements	for Credit Losses	Measurements	for Credit Losses
Impairment Charges From Continuing Operations:
Real estate	$350	$41	$—	$—
Equity investments in real estate	1,554	206	—	—

	1,904	247	—	—

Impairment Charges From Discontinued Operations:
Real estate	—	—	6,401	8,137

	$1,904	$247	$6,401	$8,137

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
Portfolio Concentration Risk
Concentration of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risk or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized contractual minimum base rent for the second quarter of 2011, in certain areas, as shown in the table below. The percentages in the table below represent our directly-owned real estate properties and do not include our pro rata share of equity investments.

At June 30, 2011
Region:
Texas	17%
California	16%
Tennessee	12%
Georgia	9%
Other U.S.	36%

Total U.S.	90%
Total Europe	10%

Total	100%

Asset Type:
Office	42%
Industrial	29%
Warehouse/Distribution	15%
Other	14%

Total	100%

Tenant Industry:
Business and commercial services	17%
Retail stores	12%
Other	71%

Total	100%

W. P. Carey 6/30/2011 10-Q — 21

Notes To Consolidated Financial Statements
There were no significant concentrations, individually or in the aggregate, related to our unconsolidated ventures.
Note 9. Debt
Lines of Credit
We have a $250.0 million unsecured revolving line of credit with various lenders that was scheduled to mature in June 2011. In June 2011, we extended this line of credit for an additional year through June 2012.
The unsecured line of credit provides for an annual interest rate, at our election, of either (i) LIBOR plus a spread that ranges from 75 to 120 basis points depending on our leverage, or (ii) the greater of the lender’s prime rate and the federal funds effective rate, plus 50 basis points. In addition, we pay an annual fee ranging between 12.5 and 20 basis points on the unused portion of the unsecured line of credit, depending on our leverage ratio. Based on our leverage ratio at June 30, 2011, we pay interest at LIBOR, or 0.19% at that date, plus 90 basis points and pay 15 basis points on the unused portion of the unsecured line of credit. At June 30, 2011, the outstanding balance on the unsecured line of credit was $233.2 million, an increase of $91.4 million since December 31, 2010. Net borrowings under our unsecured line of credit were primarily used to fund the purchase of CPA®:16 — Global shares from CPA®:16 — Global in order to facilitate the CPA®:14/16 Merger (Note 3).
On May 2, 2011, we obtained a $30.0 million secured revolving line of credit from Bank of America. The secured line of credit provides for an annual interest rate (as defined in the credit facility agreement) of either: (i) the “Adjusted LIBO Rate” plus 2.5%, or (ii) the “Alternative Base Rate” plus 3.50%. In addition, we paid a commitment fee of 0.25%, or $0.1 million, and are required to pay an annual fee on the unused portion of the line of credit of 0.5%. This new line of credit is collateralized by five properties with a carrying value of approximately $51.2 million at June 30, 2011, and is coterminous with the unsecured line of credit, expiring in June 2012. As of June 30, 2011, there was no balance outstanding on this line of credit.
The secured line of credit facility agreement stipulates six financial covenants that are similar to those of our unsecured revolving line of credit, as discussed in our 2010 Annual Report, that require us to maintain certain ratios and benchmarks at the end of each quarter. We were in compliance with these covenants at June 30, 2011 on both our secured and unsecured lines of credit.
Non-Recourse Debt
Non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real property and direct financing leases, with an aggregate carrying value of $449.4 million at June 30, 2011. Our mortgage notes payable had fixed annual interest rates ranging from 3.1% to 7.8% and variable annual interest rates ranging from 1.1% to 7.3%, with maturity dates ranging from 2011 to 2021 at June 30, 2011.
In connection with our acquisition of three properties from CPA®:14 in May 2011 as part of the CPA®:14 Asset Sales (Note 4), we assumed two non-recourse mortgages with an aggregate fair value of $87.6 million (and a carrying value of $88.7 million) on the date of acquisition and recorded a net fair market value adjustment of $1.1 million. The fair market value adjustment is amortized to interest expense over the remaining lives of the loans. These mortgages have a weighted average annual fixed interest rate and remaining term of 5.8% and 8.3 years, respectively.
W. P. Carey 6/30/2011 10-Q — 22

Notes To Consolidated Financial Statements
Scheduled Debt Principal Payments
Scheduled debt principal payments during each of the next five calendar years following June 30, 2011 and thereafter are as follows (in thousands):

Total (b)
2011 (remainder)	$21,565
2012 (a)	270,514
2013	8,544
2014	12,303
2015	48,824
Thereafter through 2021	215,491

Total	$577,241

(a)	Includes $233.2 million outstanding at June 30, 2011 under our unsecured line of credit, which is scheduled to mature in June 2012.

(b)	Amounts exclude the fair market value of debt adjustment of $1.1 million at June 30, 2011.
Certain amounts in the table above are based on the applicable foreign currency exchange rate at June 30, 2011.
Note 10. Commitments and Contingencies
At June 30, 2011, we were not involved in any material litigation.
Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.
Note 11. Equity and Stock-Based and Other Compensation
Stock-Based Compensation
The total compensation expense (net of forfeitures) for our stock-based compensation plans was $6.2 million and $2.5 million for the three months ended June 30, 2011 and 2010, respectively, and $8.7 million and $4.9 million for the six months ended June 30, 2011 and 2010, respectively, all of which are included in General and administrative expenses in the consolidated financial statements. Total stock-based compensation expense for each of the three and six months ended June 30, 2011 included an additional $2.4 million of compensation expense as a result of revising the expected vesting of the performance share units (“PSUs”) issued in 2009 and 2010. The tax benefit recognized by us related to these plans totaled $2.8 million and $1.1 million for the three months ended June 30, 2011 and 2010, respectively, and $3.9 million and $2.2 million for the six months ended June 30, 2011 and 2010, respectively.
There has been no significant activity or changes to the terms and conditions of any of our stock-based compensation plans or arrangements during 2011, other than those described below.
2009 Share Incentive Plan
In January 2011, the compensation committee of our board of directors approved long-term incentive (“LTIP”) awards consisting of 178,550 restricted stock units (“RSUs”), which represent the right to receive shares of our common stock based on established restrictions, and 191,600 PSUs, which represent the right to receive shares of our common stock based on the level of achievement during a specified performance period of one or more performance goals. The RSUs are scheduled to vest over three years. Vesting of the PSUs is conditioned upon certain performance goals being met by us during the performance period from January 1, 2011 through December 31, 2013. The ultimate number of shares to be issued upon vesting of PSUs will depend on the extent to which we meet the performance goals and can range from zero to three times the original “target” awards noted above. In March 2011, the compensation committee approved additional LTIP awards consisting of 160,000 RSUs with a vesting period of four years and 120,000 PSUs with a
W. P. Carey 6/30/2011 10-Q — 23

Notes To Consolidated Financial Statements
vesting period of three years. In June 2011, the compensation committee approved 60,000 RSUs with a vesting periods ranging from one to five years and 86,000 RSUs that are scheduled to vest over three years. On the grant dates, the compensation committee set goals for the 2011 PSU grants. Based in part on our results through June 30, 2011 and expectations at that date regarding our future performance, we currently anticipate that the performance goals for the PSUs granted in 2011 will be met at target levels. As a result of the 2011 awards, we currently expect to recognize compensation expense totaling approximately $29.7 million over the vesting period, of which $1.6 million and $2.6 million was recognized during the three and six months ended June 30, 2011, respectively. During the second quarter of 2011, in connection with a review of our current and expected performance versus the performance goals on the PSUs that were issued in 2009 and 2010, we revised our estimate of the ultimate number of certain of the PSUs to be vested. As a result, we recorded an additional $2.4 million of stock-based compensation expense to reflect the number of shares expected to be issued when these PSUs vest in 2012 and 2013. We review our performance against these goals on an ongoing basis and update expectations as warranted.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income attributable to W. P. Carey members	$79,112	$23,432	$102,455	$37,845
Allocation of distribution equivalents paid on unvested restricted stock units in excess of net income	(1,166)	(453)	(1,510)	(783)

Net income — basic	77,946	22,979	100,945	37,062
Income effect of dilutive securities, net of taxes	1	233	333	331

Net income — diluted	$77,947	$23,212	$101,278	$37,393

Weighted average shares outstanding — basic	39,782,796	39,081,064	39,760,676	39,116,126
Effect of dilutive securities	460,752	429,167	431,742	451,457

Weighted average shares outstanding — diluted	40,243,548	39,510,231	40,192,418	39,567,583

Securities included in our diluted earnings per share determination consist of stock options and restricted stock awards. Securities totaling 0.1 million shares and 0.9 million shares for the three months ended June 30, 2011 and 2010, respectively, and 0.1 million shares and 0.9 million shares for the six months ended June 30, 2011 and 2010, respectively, were excluded from the earnings per share computations above as their effect would have been anti-dilutive.
Note 12. Noncontrolling Interests
Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Other than our acquisition of the noncontrolling interest in a property from CPA®:14 in connection with the CPA®:14 Asset Sales (Note 4), there were no changes in our ownership interest in any of our consolidated subsidiaries for the six months ended June 30, 2011.
W. P. Carey 6/30/2011 10-Q — 24

Notes To Consolidated Financial Statements
The following table presents a reconciliation of total equity, the equity attributable to our shareholders and the equity attributable to noncontrolling interests (in thousands):

		W. P. Carey	Noncontrolling
	Total Equity	Members	Interests
Balance at January 1, 2011	$665,474	$625,013	$40,461
Shares issued	1,018	1,018	—
Contributions	1,459	—	1,459
Redemption value adjustment	691	691	—
Purchase of noncontrolling interest (a)	(7,491)	(5,879)	(1,612)
Net income (loss)	101,741	102,455	(714)
Stock-based compensation expense	8,628	8,628	—
Windfall tax provision — share incentive plans	872	872	—
Distributions	(44,725)	(42,561)	(2,164)
Change in other comprehensive income	7,604	6,367	1,237
Shares repurchased	(3,255)	(3,255)	—

Balance at June 30, 2011	$732,016	$693,349	$38,667

		W. P. Carey	Noncontrolling
	Total Equity	Members	Interests
Balance at January 1, 2010	$632,408	$625,633	$6,775
Shares issued	799	799	—
Contributions	11,180	—	11,180
Redemption value adjustment	538	538	—
Tax impact of purchase of WPCI interest	(1,637)	(1,637)	—
Net income (loss)	37,431	37,845	(414)
Stock-based compensation expense	4,936	4,936	—
Windfall tax benefits — share incentive plans	(159)	(159)	—
Distributions	(41,824)	(40,974)	(850)
Change in other comprehensive loss	(9,665)	(9,178)	(487)
Shares repurchased	(904)	(904)	—

Balance at June 30, 2010	$633,103	$616,899	$16,204

(a)	In May 2011, we purchased the noncontrolling interest in the Checkfree venture from CPA®:14 at a total cost of $7.5 million as part of the CPA®:14 Asset Sales. In connection with the purchase, we recorded a $5.9 million reduction in Listed shares, which represents the excess of the fair value of the noncontrolling interest over its carrying value.
Redeemable Noncontrolling Interest
We account for the noncontrolling interest in WPCI held by one of our officers as a redeemable noncontrolling interest, as we have an obligation to repurchase the interest from that officer, subject to certain conditions. The officer’s interest is reflected at estimated redemption value for all periods presented. Redeemable noncontrolling interest, as presented on the consolidated balance sheets, reflects an adjustment of ($0.7) million and ($0.5) million at June 30, 2011 and December 31, 2010, respectively, to present the noncontrolling interest at redemption value.
W. P. Carey 6/30/2011 10-Q — 25

Notes To Consolidated Financial Statements
The following table presents a reconciliation of redeemable noncontrolling interests (in thousands):

	Six Months Ended June 30,
	2011	2010
Balance at January 1,	$7,546	$7,692
Redemption value adjustment	(691)	(538)
Net income	604	592
Distributions	(676)	(610)
Change in other comprehensive income (loss)	9	(17)

Balance at June 30,	$6,792	$7,119

Note 13. Income Taxes
Income tax provision for the three months ended June 30, 2011 and 2010 was $24.8 million and $6.8 million, respectively, while the income tax provision for the six months ended June 30, 2011 and 2010 was $32.3 million and $10.9 million, respectively. The difference in the provision for income taxes reflected in the consolidated statements of income as compared to the provision calculated at the statutory federal income tax rate is primarily attributable to state and foreign income taxes, the tax classification of entities in the consolidated group and various permanent differences between pre-tax GAAP income and taxable income.
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
Our wholly-owned subsidiary, Carey REIT II, Inc. (“Carey REIT II”), owns our real estate assets and has elected to be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code. We believe we have operated, and we intend to continue to operate, in a manner that allows Carey REIT II to continue to qualify as a real estate investment trust. Under the real estate investment trust operating structure, Carey REIT II is permitted to deduct distributions paid to our shareholders and generally will not be required to pay U.S. federal income taxes. Accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements related to Carey REIT II.
W. P. Carey 6/30/2011 10-Q — 26

Notes To Consolidated Financial Statements
Note 14. Segment Reporting
We evaluate our results from operations by our two major business segments — Investment Management and Real Estate Ownership (Note 1). Effective January 1, 2011, we include our equity investments in the REITs in our Real Estate Ownership segment. The equity income or loss from the REITs that is now included in our Real Estate Ownership segment represents our proportionate share of the revenue less expenses of the net-leased properties held by the REITs. This treatment is consistent with that of our directly-owned properties. Results for the three and six months ended June 30, 2010 have been reclassified to conform to the current period presentation. The following table presents a summary of comparative results of these business segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Investment Management
Revenues (a)	$94,850	$49,761	$151,614	$92,559
Operating expenses (a)	(41,315)	(33,266)	(80,238)	(65,752)
Other, net (b)	4,510	1,846	7,226	2,889
Provision for income taxes	(26,056)	(6,373)	(33,436)	(9,948)

Income from continuing operations attributable to W. P. Carey members	$31,989	$11,968	$45,166	$19,748

Real Estate Ownership (c)
Revenues	$23,548	$20,240	$44,316	$39,707
Operating expenses	(13,683)	(10,045)	(24,934)	(20,292)
Interest expense	(5,396)	(3,765)	(9,836)	(7,476)
Other, net (b)	41,515	5,886	45,898	13,712
Benefit from (provision for) income taxes	1,296	(378)	1,102	(915)

Income from continuing operations attributable to W. P. Carey members	$47,280	$11,938	$56,546	$24,736

Total Company
Revenues (a)	$118,398	$70,001	$195,930	$132,266
Operating expenses (a)	(54,998)	(43,311)	(105,172)	(86,044)
Interest expense	(5,396)	(3,765)	(9,836)	(7,476)
Other, net (b)	46,025	7,732	53,124	16,601
Provision for income taxes	(24,760)	(6,751)	(32,334)	(10,863)

Income from continuing operations attributable to W. P. Carey members	$79,269	$23,906	$101,712	$44,484

	Total Long-Lived Assets (d) at		Total Assets at
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Investment Management	$3,088	$3,729	$120,001	$123,921
Real Estate Ownership	1,231,727	946,976	1,339,705	1,048,405

Total Company	$1,234,815	$950,705	$1,459,706	$1,172,326

(a)	Included in revenues and operating expenses are reimbursable costs from affiliates totaling $17.1 million and $14.8 million for the three months ended June 30, 2011 and 2010, respectively, and $34.8 million and $29.4 million for the six months ended June 30, 2011 and 2010, respectively.

(b)	Includes Interest income, Income from equity investments in real estate and the REITs, Gain on change in control of interests, Income (loss) attributable to noncontrolling interests and Other income and (expenses).

(c)	Included within the Real Estate Ownership segment is our total investment in CPA®:16 — Global, which represents approximately 23% of our total assets at June 30, 2011 (Note 6).

(d)	Includes Net investments in real estate and intangible assets related to management contracts.
W. P. Carey 6/30/2011 10-Q — 27

Notes To Consolidated Financial Statements
At June 30, 2011, our international investments within our Real Estate Ownership segment were comprised of investments in France, Poland, Germany and Spain. The following tables present information about these investments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Lease revenues	$2,134	$1,450	$4,132	$2,836
Income from equity investments in real estate	1,627	1,416	3,149	2,976

	$3,761	$2,866	$7,281	$5,812

	June 30, 2011	December 31, 2010
Long-lived assets	$74,239	$69,126

Note 15. Discontinued Operations
From time to time, tenants may vacate space due to lease buy-outs, elections not to renew their leases, insolvency or lease rejection in the bankruptcy process. In these cases, we assess whether we can obtain the highest value from the property by re-leasing or selling it. In addition, in certain cases, we may try to sell a property that is occupied. When it is appropriate to do so under current accounting guidance for the disposal of long-lived assets, we classify the property as an asset held for sale on our consolidated balance sheet and the current and prior period results of operations of the property are reclassified as discontinued operations.
The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$2	$882	$222	$2,128
Expenses	(38)	(427)	(139)	(1,090)
(Loss) gain on sale of real estate	(121)	56	660	460
Impairment charges	—	(985)	—	(8,137)

(Loss) income from discontinued operations	$(157)	$(474)	$743	$(6,639)

2011 — During the six months ended June 30, 2011, we sold four domestic properties for $10.6 million, net of selling costs, and recognized a net gain on these sales of $0.7 million, excluding impairment charges of $2.3 million previously recognized during the six months ended June 30, 2010. Net gain recognized during the six months ended June 30, 2011 included a net loss of $0.1 million related to properties sold during the second quarter of 2011.
2010 — During the six months ended June 30, 2010, we sold four domestic properties for $9.2 million, net of selling costs, and recognized a net gain on these sales of $0.5 million, excluding impairment charges of $5.1 million that were previously recognized in 2009. In addition, in April and May 2010, we entered into two agreements to sell three properties for a total of approximately $5.6 million. In connection with these proposed sales, we recorded impairment charges totaling $1.0 million and $5.9 million in the three and six months ended June 30, 2010, respectively, to reduce the carrying values of these properties to their contracted selling prices. We completed these sales during the third quarter of 2010.
W. P. Carey 6/30/2011 10-Q — 28

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
Business Overview
We provide long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and manage a global investment portfolio of 990 properties, including our own portfolio. We operate in two business segments — Investment Management and Real Estate Ownership, as described below.
Investment Management — As of June 30, 2011, we provided services to four affiliated publicly-owned, non-listed real estate investment trusts: CPA®:15, CPA®:16 — Global, CPA®:17 — Global and CWI. In May 2011, another affiliated publicly-owned, non-listed real estate investment trust, CPA®:14 merged with and into a subsidiary of CPA®:16 — Global. We structure and negotiate investments and debt placement transactions for the REITs, for which we earn structuring revenue, and manage their portfolios of real estate investments, for which we earn asset-based management and performance revenue. We earn asset-based management and performance revenue from the CPA® REITs based on the value of their real estate-related and, for CWI, its lodging-related assets under management. As funds available to the REITs are invested, the asset base from which we earn revenue increases. In addition, we also receive a percentage of distributions of available cash from the operating partnerships of CPA®:17 — Global, CWI, and after the CPA®:14/16 Merger, CPA®:16 — Global. We may also earn incentive and disposition revenue and receive other compensation in connection with providing liquidity alternatives to the REIT shareholders , as we did for CPA®:14 shareholders with the CPA®:14/16 Merger. Collectively, at June 30, 2011, the CPA® REITs owned all or a portion of over 860 properties, including certain properties in which we have an ownership interest. Substantially all of these properties, totaling approximately 104 million square feet (on a pro rata basis), were net leased to 226 tenants, with an average occupancy rate of approximately 98%. In addition, CWI currently has an interest in a venture that owns two domestic hotel properties.
Real Estate Ownership — We own and invest in commercial properties in the U.S. and the European Union that are then leased to companies, primarily on a triple-net leased basis, which requires each tenant to pay substantially all of the costs associated with operating and maintaining the property. We may also invest in other properties if opportunities arise. At June 30, 2011, our portfolio was comprised of our full or partial ownership interest in 162 properties, including certain properties in which the CPA® REITs have an ownership interest. Substantially all of these properties, totaling approximately 14 million square feet (on a pro rata basis), were net leased to 76 tenants, with an occupancy rate of approximately 91%.
Financial Highlights
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total revenues (excluding reimbursed costs from affiliates)	$101,339	$55,163	$161,152	$102,826
Net income attributable to W. P. Carey members	79,112	23,432	102,455	37,845
Cash flow from operating activities			45,987	36,291
Total revenues increased during the three and six months ended June 30, 2011 as compared to the same periods in 2010, primarily due to incentive, termination and subordinated disposition revenue recognized in connection with providing a liquidity event for CPA®:14 shareholders.
Net income increased during the three and six months ended June 30, 2011 as compared to the same periods in 2010. Results from operations in our Investment Management segment were significantly higher during the three and six months ended June 30, 2011, primarily due to incentive, termination and subordinated disposition revenue recognized in connection with fees earned in connection with the CPA®:14/16 Merger, which provided a liquidity event for CPA®:14 shareholders. Results from operations in our Real Estate Ownership segment benefited from gains recognized in May 2011 in connection with the CPA®:14 Asset Sales, which included three properties that we purchased from CPA®:14 in connection with the CPA®:14/16 Merger.
W. P. Carey 6/30/2011 10-Q — 29

Cash flow from operating activities increased during the three and six months ended June 30, 2011 as compared to the same periods in 2010 primarily due to subordinated disposition revenues received in connection with providing a liquidity event to CPA®:14 shareholders through the CPA®:14/16 Merger.
Our quarterly cash distribution increased to $0.55 per share for the second quarter of 2011, which equates to $2.20 per share on an annualized basis.
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
Recent Developments
In its initial offering documents, CPA®:15 stated its intention to consider liquidity events for investors generally commencing nine to 12 years following the investment of substantially all of the net proceeds from that offering, which occurred in 2003. As a result, during the second quarter of 2011, we began actively considering liquidity alternatives on behalf of CPA®:15 as its advisor and have discussed with its board of directors a number of those alternatives. The board of directors of CPA®:15 has formed a special committee of independent directors to explore possible liquidity transactions, including transactions proposed by us. CPA®:15’s special committee is authorized to retain, and has retained, legal and financial advisors to assist the committee in its review. A liquidity transaction could take a variety of forms, including, without limitation, a merger and/or sale of assets either on a portfolio basis or individually, or listing of CPA®:15’s shares on a stock exchange, and similar to prior liquidity transactions undertaken by other CPA® programs, including CPA®:14, it could involve one or more other CPA® REITs and/or our affiliates. The execution of a liquidity transaction could be affected by a variety of factors, such as the availability of financing on acceptable terms, conditions in the economy and the commercial real estate market and the performance of CPA®:15’s tenants, many of which are outside of our control. There can be no assurance that our efforts or those of CPA®:15’s special committee will result in the occurrence of a liquidity transaction in the near future or at all.
Current Trends
General Economic Environment
We and our managed funds are impacted by macro-economic environmental factors, the capital markets and general conditions in the commercial real estate market, both in the U.S. and globally. Through the end of the second quarter of 2011, we saw slow improvement in the global economy following the significant distress experienced in 2008 and 2009 and, as a result, we and the CPA® REITs experienced increased investment volume, as well as an improved financing environment during the six months ended June 30, 2011 as compared to the prior year period. As recent geopolitical events have shown, however, the economic environment remains volatile, rendering any discussion of the future impact of these trends uncertain. Nevertheless, as of the date of this Report, our views of the effects of the current financial and economic trends on our business, as well as our response to those trends, is presented below.
Foreign Exchange Rates
We have foreign investments and, as a result, are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Investments denominated in the Euro accounted for approximately 10% of our annualized contractual minimum base rent and 29% of aggregate annualized contractual minimum base rent for the CPA® REITs for the six months ended June 30, 2011. During the same period, the U.S. dollar weakened in relation to the Euro as evidenced by the change in the end-of-period conversion rate of the Euro, which increased by 9% to $1.4391 at June 30, 2011 from $1.3253 at December 31, 2010. This weakening had a favorable impact on our balance sheet, and especially those of the CPA® REITs, at June 30, 2011 as compared to the balance sheet at December 31, 2010. During the six months ended June 30, 2011, the average conversion rate for the U.S. dollar in relation to the Euro increased by 5% in comparison to the same period in 2010. This increase had a favorable impact on 2011 year-to-date results of operations of the CPA® REITs as compared to the prior year period. As a result, our equity in earnings was modestly impacted. While we actively manage our foreign exchange risk, a significant unhedged decline in the value of the Euro could have a material negative impact on our net asset values, future results, financial position and cash flows. Such a decline would particularly impact the CPA® REITs, which have higher levels of international investments than we have in our owned portfolio.
W. P. Carey 6/30/2011 10-Q — 30

Capital Markets
Capital market conditions continue to exhibit evidence of post-crisis improvement, including new issuances of commercial mortgage-backed securities debt. Over the past several quarters, capital inflows to both commercial real estate debt and equity markets have helped increase the availability of mortgage financing and asset prices continue to recover from their credit crisis lows. The availability of financing for domestic secured transactions has expanded during the first six months of 2011; however, lenders remain cautious and continue to employ conservative underwriting standards. Commercial real estate capitalization rates remain low compared to credit crisis highs, especially for higher-quality assets or assets leased to tenants with strong credit. The improvement in financing conditions combined with a stabilization of prices for high quality assets has helped to increase transaction activity; however, increased competition from both public and private investors continues. During the beginning of the third quarter of 2011, we noted increased volatility in the capital markets; however, it is not yet possible to determine whether this recent activity will have any impact on our business.
Investment Opportunities
We earn structuring revenue on the investments we structure on behalf of the REITs. Our ability to complete these investments on behalf of the REITs, and thereby earn structuring revenue, fluctuates based on the pricing and availability of transactions and the pricing and availability of financing, among other factors.
We continue to see an increased number of investment opportunities that we believe will allow us to structure transactions on behalf of the REITs on favorable terms. Although capitalization rates have remained low over the past few quarters compared to their credit crisis highs, we believe that the investment environment remains attractive and that we will be able to achieve the targeted returns of our managed funds. We believe that the significant amount of corporate debt that remains outstanding in the marketplace, which will need to be refinanced over the next several years, will provide attractive investment opportunities for net lease investors such as W. P. Carey and the CPA® REITs. To the extent that these trends continue, we believe that investment volume will benefit. However, we continue to experience an increased competition for investments, both domestically and in Europe, and further capital inflows into the marketplace could put additional pressure on the returns that we can generate from investments. However, we expect to continue to expand our ability to source deals in other markets.
We structured investments on behalf of the REITs totaling $594.0 million during the six months ended June 30, 2011, and based on current conditions, we expect that we will be able to continue to take advantage of the investment opportunities we are seeing in both the U.S. and Europe in the near term. International investments comprised 36% (on a pro rata basis) of total investments during the six months ended June 30, 2011. While international activity fluctuates from quarter to quarter, we currently expect that such transactions will continue to form a significant portion of the investments we structure, although the relative portion of international investments in any given period will vary.
Financing Conditions
Over the past several quarters, we have seen a gradual improvement in both the credit and real estate financing markets. During the second quarter of 2011, we continued to see an increase in the number of lenders for domestic investments as market conditions improved compared to prior years. However, also during the second quarter of 2011, the sovereign debt issues in Europe have had the impact of increasing the cost of debt in certain international markets and have made it more challenging to obtain debt for certain international deals. During the six months ended June 30, 2011, we obtained non-recourse mortgage financing totaling $433.7 million on behalf of the CPA® REITs and $37.1 million for our owned real estate portfolio (each on a pro rata basis).
Real Estate Sector
As noted above, the commercial real estate market is impacted by a variety of macro-economic factors, including but not limited to growth in gross domestic product, unemployment, interest rates, inflation and demographics. Despite improvements in expectations, these macro-economic factors have persisted since the beginning of the credit crisis, negatively impacting commercial real estate market fundamentals, which has resulted in higher vacancies, lower rental rates and lower demand for vacant space. Recently, there have been some indications of stabilization in asset values and slight improvements in occupancy rates. We and the REITs are chiefly affected by changes in the appraised values of our properties, tenant defaults, inflation, lease expirations and occupancy rates.
Net Asset Values of the REITs
We own shares in each of the REITs and earn asset management revenue based on a percentage of average invested assets for each REIT. As such, we benefit from rising investment values and are negatively impacted when these values decrease. As a result of continued weakness in the economy and a weakening of the Euro versus the dollar during 2010 and 2009, the NAVs for CPA®:15 and CPA®:16 — Global during 2010 were lower than the NAVs at December 31, 2009.
W. P. Carey 6/30/2011 10-Q — 31

The following table presents recent NAVs per share for certain CPA® REITs:

	CPA®:15	CPA®:16 — Global
December 31, 2009	$10.70	$9.20
September 30, 2010	N/A	8.80
December 31, 2010	10.40	N/A
The NAVs of the CPA® REITs are based on a number of variables, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates and tenant defaults, among others. We do not control these variables and, as such, cannot predict how they will change in the future.
Credit Quality of Tenants
As a net lease investor, we are exposed to credit risk within our tenant portfolio, which can reduce our results of operations and cash flow from operations if our tenants are unable to pay their rent. Within our managed portfolios, tenant defaults can reduce our asset management revenue if they lead to a decline in the appraised value of the assets of the CPA® REITs and can also reduce our income and distributions from equity investments in the CPA® REITs. Tenants experiencing financial difficulties may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court resulting in reduced cash flow, which may negatively impact net asset values and require us or the CPA® REITs to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, we may restructure or renew leases on less favorable terms, or the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us or the CPA® REITs to incur impairment charges.
The continued improvements in general business conditions have favorably impacted the overall credit quality of our and the CPA® REITs’ tenants. As of the date of this Report, we have no significant exposure to tenants operating under bankruptcy protection in our owned portfolio, while in the CPA® REIT portfolios, tenants operating under bankruptcy protection, administration or receivership account for less than 1% of aggregate annualized contractual minimum base rent, a decrease from levels experienced during the crisis. It is possible, however, that tenants may file for bankruptcy or default on their leases in the future and that economic conditions may again deteriorate.
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
Inflation
Our leases and those of the CPA® REITs generally have rent adjustments that are either fixed or based on formulas indexed to changes in the consumer price index (“CPI”) or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. While we have seen recent signs of inflationary pressure during 2011, the historically low inflation rates in the U.S. and the Euro zone during 2009 and 2010 will limit rent increases in our owned portfolio and in the portfolios of the CPA® REITs in coming years.
Lease Expirations and Occupancy
We actively manage our owned real estate portfolio and the portfolios of the CPA® REITs and begin discussing options with tenants in advance of scheduled lease expirations. In certain cases, we obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term or may elect to exercise purchase options, if any, in their leases. In cases where tenants elect not to renew, we may seek replacement tenants or try to sell the property. As of the date of this Report, 10% of the annualized contractual minimum base rent in our owned portfolio is scheduled to expire in the next twelve months. For those leases that we believe will be renewed, it is possible that renewed rents may be below the tenants’ existing contractual rents and that lease terms may be shorter than historical norms.
W. P. Carey 6/30/2011 10-Q — 32

The occupancy rate for our owned real estate portfolio increased slightly from 89% at December 31, 2010 to 91% as of June 30, 2011.
Fundraising
Fundraising trends for non-traded real estate investment trusts overall include an increase in average monthly volume during the six months ended June 30, 2011 compared to the prior year period. For the current offerings of CPA®:17 — Global and CWI, we have made a concerted effort to broaden our distribution channels and are seeing a greater portion of our fundraising come from an expanded network of broker-dealers as a result of these efforts. We continue to witness increased competition for investment dollars.
CPA®:17 — Global’s registration statement for a continuous public offering of up to an additional $1.0 billion of common stock, which we refer to as the follow-on offering, was declared effective by the SEC on April 7, 2011 and as a result, its initial public offering was terminated. Through the termination of CPA®:17 — Global’s initial public offering, we raised $163.8 million during 2011 and more than $1.5 billion on its behalf since beginning fundraising in December 2007. From the beginning of the follow-on offering on May 2, 2011 through June 30, 2011, we raised $151.0 million for CPA®:17 — Global.
For CWI, we raised $29.7 million from the beginning of its offering on September 15, 2010 through June 30, 2011. CWI filed a registration statement to sell up to $1.0 billion of common stock in an initial public offering for the purpose of acquiring interests in lodging and lodging-related properties and broke escrow on March 3, 2011.
Proposed Accounting Changes
The International Accounting Standards Board (“IASB”) and FASB have issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize. The FASB and IASB met during July 2011 and voted to re-expose the proposed standard. A revised exposure draft for public comment is expected in the fourth quarter of 2011, with a final standard by mid-2012. The boards also reached decisions, which are tentative and subject to change, on a single lessor accounting model and the accounting for variable lease payments, along with several presentation and disclosure issues. As of the date of this Report, the proposed guidance has not yet been finalized, and as such we are unable to determine whether this proposal will have a material impact on our business.
Additionally, the Emerging Issues Task Force, or EITF, of the FASB, has reached a consensus-for-exposure on the following Issue:
EITF Issue 10-E, Accounting for Deconsolidation of a Subsidiary That Is In-Substance Real Estate — At its June 2011 meeting, the EITF reached a consensus-for-exposure that an investor that consolidates a single-purpose entity that is capitalized, in whole or in part, with nonrecourse debt used to purchase real estate should apply the guidance in ASC 360-20, which provides accounting guidance for the sale of real estate other than retail land, to determine whether to derecognize real estate owned by the in-substance real estate entity. This consensus will impact the timing of our recognition of gains in the event a property is placed into receivership. Prior to implementation of this guidance, it was permissible to deconsolidate the entity and recognize a gain related to the excess of the carrying value of the debt over the related property based on losing control over the entity.
W. P. Carey 6/30/2011 10-Q — 33

Results of Operations
We evaluate our results of operations by our two major business segments — Investment Management and Real Estate Ownership. Effective January 1, 2011, we include our equity investments in the REITs in our Real Estate Ownership segment. The equity income or loss from the REITs that is now included in our Real Estate Ownership segment represents our proportionate share of the revenue less expenses of the net-leased properties held by the REITs. This treatment is consistent with that of our directly-owned properties. Results for the three and six months ended June 30, 2010 have been reclassified to conform to the current period presentation. A summary of comparative results of these business segments is as follows:
Investment Management (in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Revenues
Asset management revenue	$16,619	$19,080	$(2,461)	$36,439	$37,900	$(1,461)
Structuring revenue	5,735	13,102	(7,367)	21,680	19,936	1,744
Incentive, termination and subordinated disposition revenue	52,515	—	52,515	52,515	—	52,515
Wholesaling revenue	2,922	2,741	181	6,202	5,283	919
Reimbursed costs from affiliates	17,059	14,838	2,221	34,778	29,440	5,338

	94,850	49,761	45,089	151,614	92,559	59,055

Operating Expenses
General and administrative	(23,389)	(17,266)	(6,123)	(43,791)	(33,979)	(9,812)
Reimbursable costs	(17,059)	(14,838)	(2,221)	(34,778)	(29,440)	(5,338)
Depreciation and amortization	(867)	(1,162)	295	(1,669)	(2,333)	664

	(41,315)	(33,266)	(8,049)	(80,238)	(65,752)	(14,486)

Other Income and Expenses
Other interest income	539	289	250	1,196	539	657
Income from equity investments in the REITs	3,388	1,187	2,201	5,203	1,693	3,510
Other income and (expenses)	32	219	(187)	235	35	200

	3,959	1,695	2,264	6,634	2,267	4,367

Income from continuing operations before income taxes	57,494	18,190	39,304	78,010	29,074	48,936
Provision for income taxes	(26,056)	(6,373)	(19,683)	(33,436)	(9,948)	(23,488)

Net income from investment management	31,438	11,817	19,621	44,574	19,126	25,448
Add: Net loss attributable to noncontrolling interests	552	568	(16)	1,196	1,214	(18)
Less: Net loss (income) attributable to redeemable noncontrolling interests	(1)	(417)	416	(604)	(592)	(12)

Net income from investment management attributable to W. P. Carey members	$31,989	$11,968	$20,021	$45,166	$19,748	$25,418

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
W. P. Carey 6/30/2011 10-Q — 34

For the three and six months ended June 30, 2011 as compared to the same periods in 2011, asset management revenue decreased by $2.5 million and $1.5 million, respectively. Asset management revenue from CPA®:14 and CPA®:16 — Global decreased by $4.1 million and $4.5 million, respectively, primarily due to recent property sales and the change in our fee arrangement with CPA®:16 — Global under its new UPREIT structure after the CPA®:14/16 Merger. As discussed in Note 3, immediately after the CPA®:14/16 Merger, our asset management revenue from CPA®:16 — Global was reduced from 1% to 0.5% of the property value of the assets under management and we now receive a distribution of 10% of the available cash of CPA®:16 — Global’s Operating Partnership, which we record as Income from equity investments in the REITs within the Investment Management segment. This decrease was partially offset by an increase in revenue of $1.8 million and $3.7 million, respectively, from CPA®:17 — Global as a result of new investments entered into during 2010 and 2011.
Structuring Revenue
We earn structuring revenue when we structure and negotiate investments and debt placement transactions for the REITs. Structuring revenue is dependent on investment activity, which is subject to significant period-to-period variation. We structured real estate investments on behalf of the REITs totaling $249.2 million and $594.0 million during the three and six months ended June 30, 2011, respectively, compared to $291.1 million and $440.2 million for the three and six months ended June 30, 2010, respectively. Included in the 2011 investment activity were $89.4 million of self-storage properties acquired on behalf of CPA®:17 — Global during the second quarter of 2011, for which we earned structuring revenue of 1.75% of total equity invested, $43.6 million of hotel properties acquired on behalf of CWI during the second quarter of 2011, for which we earned structuring revenue of 2.5% of the total investment cost of the properties and $30.3 million of real estate-related loans originated by us on behalf of CPA®:17 — Global during the second quarter of 2011, for which we earned structuring revenue of 1%, compared to an average of 4.5% that we generally earn for structuring long-term net lease investments on behalf of the CPA® REITs.
For the three months ended June 30, 2011 as compared to the same period in 2010, structuring revenue decreased by $7.4 million, primarily due to lower investment volume in the current year period, as well as a lower rate of structuring revenue earned on the self-storage and hotel properties and the note receivable that we acquired on behalf of the REITs in the second quarter of 2011.
For the six months ended June 30, 2011 as compared to the same period in 2010, structuring revenue increased by $1.7 million, primarily due to higher investment volume in the current year period, partially offset by a lower rate of structuring revenue earned on the self-storage and hotel properties and the note receivable that we acquired on behalf of the REITs in 2011.
Incentive, Termination and Subordinated Disposition Revenue
Incentive, termination and disposition revenue is generally earned in connection with events in which we provide liquidity or alternatives to the REITs’ shareholders. These events do not occur every year and no such event occurred during the three or six months ended June 30, 2010.
In connection with providing a liquidity event for CPA®:14 shareholders, in May 2011, we earned termination revenue of $31.2 million and subordinated disposition revenue of $21.3 million, which we received in shares of CPA®:14 and cash, respectively.
We have agreed to waive any structuring revenue due from CPA®:16 — Global under its advisory agreement with us in connection with its acquisition of assets from CPA®:14 in the CPA®:14/16 Merger. We also agreed to waive any disposition revenue that may subsequently be payable by CPA®:16 — Global to us upon a sale of the assets they acquired from CPA®:14 in the CPA®:14/16 Merger.
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
For the three and six months ended June 30, 2011 as compared to the same periods in 2010, reimbursed and reimbursable costs increased by $2.2 million and $5.3 million, respectively. The increases were primarily due to $1.3 million and $2.5 million of commissions paid during the three and six months ended June 30, 2011, respectively, to broker-dealers related to CWI’s initial public offering, which commenced in September 2010. In addition, commissions paid to broker-dealers related to CPA®:17 — Global’s public offering increased by $0.7 million and $2.4 million during the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010, as a result of a corresponding increase in funds raised.
W. P. Carey 6/30/2011 10-Q — 35

General and Administrative
For the three and six months ended June 30, 2011 as compared to the same periods in 2010, general and administrative expenses increased by $6.1 million and $9.8 million, respectively. The increases were primarily due to increases in compensation-related costs of $5.3 million and $7.3 million, respectively, professional fees of $0.7 million and $1.2 million, respectively, and underwriting costs of $0.2 million and $0.8 million, respectively. The increase in compensation-related costs during each of the three and six month periods was primarily related to amortization of stock-based compensation due to changes in the expected vesting of the PSUs and an increase in the number of awards issued to officers and employees in 2011. Professional fees were higher in the current year periods primarily due to professional fees incurred in connection with the CPA®:14/16 Merger. Underwriting costs related to the offerings of CPA®:17 — Global and CWI are generally offset by wholesaling revenue, which we earned based on the number of shares sold.
Income from Equity Investments in the REITs
Distributions of available cash from CPA®:17 — Global, CWI and subsequent to the CPA®:14/16 Merger, CPA®:16 — Global’s operating partnerships are recorded as income from equity investments in the REITs within the investment management segment.
For the three and six months ended June 30, 2011 as compared to the same periods in 2010, income from equity investments in the REITs increased by $2.2 million and $3.5 million, respectively, primarily due to an increase of $0.8 million and $2.1 million, respectively, of cash distributions received and earned from CPA®:17 — Global’s operating partnership as a result of new investments entered into during 2011 and 2010. In addition, income from equity investments in the REITs also increased by $1.4 million during each of the three and six months periods as a result of the deferred revenue earned from our Special Interest in CPA®:16 — Global’s Operating Partnership. As of June 30, 2011, we had not received any cash distributions from CWI’s operating partnership as it did not have significant operations. We will receive distributions from CPA®:16 — Global for the period after the CPA®:14/16 Merger, beginning in the third quarter of 2011.
Provision for Income Taxes
For the three and six months ended June 30, 2011 as compared to the same periods in 2010, provision for income taxes increased by $19.7 million and $23.5 million, respectively, primarily due to higher pre-tax income as a result of the $52.5 million incentive, termination and subordinated disposition income recognized in connection with the CPA®:14/16 Merger.
Net Income from Investment Management Attributable to W. P. Carey Members
For the three and six months ended June 30, 2011 as compared to the same periods in 2010, the resulting net income from investment management attributable to W. P. Carey members increased by $20.0 million and $25.4 million, respectively.
W. P. Carey 6/30/2011 10-Q — 36

Real Estate Ownership (in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Revenues
Lease revenues	$17,839	$15,444	$2,395	$33,299	$31,135	$2,164
Other real estate income	5,709	4,796	913	11,017	8,572	2,445

	23,548	20,240	3,308	44,316	39,707	4,609

Operating Expenses
Depreciation and amortization	(6,438)	(4,581)	(1,857)	(11,073)	(9,495)	(1,578)
Property expenses	(3,066)	(2,310)	(756)	(6,204)	(4,494)	(1,710)
General and administrative	(1,196)	(1,381)	185	(2,117)	(2,715)	598
Other real estate expenses	(2,942)	(1,773)	(1,169)	(5,499)	(3,588)	(1,911)
Impairment charges	(41)	—	(41)	(41)	—	(41)

	(13,683)	(10,045)	(3,638)	(24,934)	(20,292)	(4,642)

Other Income and Expenses
Other interest income	21	47	(26)	39	70	(31)
Income from equity investments in real estate and the REITs	9,077	6,451	2,626	13,478	15,087	(1,609)
Gain on change in control of interests	27,859	—	27,859	27,859	—	27,859
Other income and (expenses)	4,726	(172)	4,898	5,004	(645)	5,649
Interest expense	(5,396)	(3,765)	(1,631)	(9,836)	(7,476)	(2,360)

	36,287	2,561	33,726	36,544	7,036	29,508

Income from continuing operations before income taxes	46,152	12,756	33,396	55,926	26,451	29,475
Benefit from (provision for) income taxes	1,296	(378)	1,674	1,102	(915)	2,017

Income from continuing operations	47,448	12,378	35,070	57,028	25,536	31,492
(Loss) income from discontinued operations	(157)	(474)	317	743	(6,639)	7,382

Net income from real estate ownership	47,291	11,904	35,387	57,771	18,897	38,874
Less: Net income attributable to noncontrolling interests	(168)	(440)	272	(482)	(800)	318

Net income from real estate ownership attributable to W. P. Carey members	$47,123	$11,464	$35,659	$57,289	$18,097	$39,192

The following table presents the components of our lease revenues (in thousands):

	Six Months Ended June 30,
	2011	2010
Rental income	$28,389	$25,943
Interest income from direct financing leases	4,910	5,192

	$33,299	$31,135

W. P. Carey 6/30/2011 10-Q — 37

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Six Months Ended June 30,
Lessee	2011	2010
CheckFree Holdings, Inc. (a)	$2,594	$2,537
The American Bottling Company	2,184	2,189
Bouygues Telecom, S.A. (a) (c) (d)	1,972	2,174
JP Morgan Chase Bank, N.A. (b)	1,931	1,517
Orbital Sciences Corporation (e)	1,656	1,955
Eroski Sociedad Cooperativa (a) (c) (f)	1,629	168
Titan Corporation	1,457	1,457
Federal Express Corporation (g)	1,293	—
AutoZone, Inc.	1,114	1,105
Quebecor Printing, Inc.	968	958
Unisource Worldwide, Inc.	963	960
Google, Inc. (formerly leased to Omnicom Group Inc.) (h)	944	771
Career Education Corporation (i)	902	751
Sybron Dental Specialties, Inc.	885	909
Jarden Corporation	807	807
BE Aerospace, Inc.	786	786
Eagle Hardware & Garden, a subsidiary of Lowe’s Companies	742	771
Amylin Pharmaceuticals, Inc. (g)	727	—
Sprint Spectrum, L.P.	721	712
CSS Industries, Inc. (d)	678	785
Enviro Works, Inc.	608	640
Other (c)	7,738	9,183

	$33,299	$31,135

(a)	These revenues are generated in consolidated ventures, generally with our affiliates, and on a combined basis, include lease revenues applicable to noncontrolling interests totaling $1.7 million and $1.8 million for the six months ended June 30, 2011 and 2010, respectively.

(b)	We acquired this investment in February 2010.

(c)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the six months ended June 30, 2011 increased by approximately 5% in comparison to the same period in 2010, resulting in a positive impact on lease revenues for our Euro-denominated investments in the six months ended June 30, 2011.

(d)	The decrease was due to a lease restructuring.

(e)	We completed an expansion at this facility in January 2010, at which time we recognized deferred rental income of $0.3 million.

(f)	We acquired this investment in June 2010.

(g)	In connection with the CPA®:14 Asset Sales, we purchased the remaining interest in this investment from CPA®:14. Subsequent to the acquisition, we consolidate this investment as our ownership in this investment is now 100%. We had previously accounted for this investment under the equity method.

(h)	The lease with Omnicom Group Inc. expired in September 2010. In January 2011, we signed a new 15-year lease with Google, Inc.

(i)	The increase was due to changes in amortization of below-market rent intangibles as a result of tenant not renewing its lease with us.
W. P. Carey 6/30/2011 10-Q — 38

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these ventures. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (dollars in thousands):

	Ownership Interest	Six Months Ended June 30,
Lessee	at June 30, 2011	2011	2010
The New York Times Company	18%	$14,024	$13,285
Carrefour France, SAS (a)	46%	10,170	9,993
Medica — France, S.A. (a) (b)	46%	3,418	3,238
Schuler A.G. (a)	33%	3,257	3,081
Federal Express Corporation (c)	100%	2,391	3,548
U. S. Airways Group, Inc.	75%	2,211	2,211
Hologic, Inc.	36%	1,764	1,764
Amylin Pharmaceuticals, Inc. (c)	100%	1,342	2,014
Symphony IRI Group, Inc. (d)	33%	1,108	2,350
Consolidated Systems, Inc.	60%	911	911
Childtime Childcare, Inc.	34%	635	657
The Retail Distribution Group (e)	N/A	—	205

		$41,231	$43,257

(a)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the six months ended June 30, 2011 increased by approximately 5% in comparison to the same period in 2010, resulting in a positive impact on lease revenues for our Euro-denominated investments in the six months ended June 30, 2011.

(b)	The increase was due to a CPI-based (or equivalent) rent increase.

(c)	In connection with the CPA®:14 Asset Sales, we purchased the remaining interest in this investment from CPA®:14 (Note 3). Subsequent to the acquisition, we consolidate this investment.

(d)	The decrease was due to the tenant vacating a building in January 2011. During the first quarter of 2011, the venture recognized an impairment charge of $8.6 million in connection with a potential sale. In addition, we recognized an other-than-temporary impairment charge of $0.2 million to reflect the decline in the fair value of our interest in the venture.

(e)	In March 2010, this venture completed the sale of this property. We have no further economic interest in this venture.
The table above does not reflect our 5% interest in a venture (“Lending Venture”) that holds a note receivable (the “Note Receivable”) from the holder (the “Partner”) of a 75.3% interest in a limited partnership (“Partnership”) owning 37 properties throughout Germany at a total cost of $336.0 million. Concurrently, our affiliates also acquired an interest in a second venture (the “Property Venture”) that acquired the remaining 24.7% ownership interest in the Partnership as well as an option to purchase an additional 75% interest from the Partner by December 2010. Also in connection with this transaction, the Lending Venture obtained non-recourse financing of $284.9 million having a fixed annual interest rate of 5.5%, a term of 10 years and is collateralized by the 37 German properties. In November 2010, the Property Venture exercised a portion of its call option via the Lending Venture whereby the Partner exchanged a 70% interest in the Partnership for a $295.7 million reduction in the Note Receivable. Subsequent to the exercise of the option, the Property Venture now owns a 94.7% interest in the Partnership and retains options to purchase the remaining 5.3% interest from the Partner by December 2012. All dollar amounts are based on the exchange rates of the Euro at the dates of the transactions, and dollar amounts provided represent the total amounts attributable to the ventures and do not represent our proportionate share. For the six months ended June 30, 2011 and 2010, the venture recognized interest income of $0.9 million and $13.1 million, respectively. These amounts represent total amounts attributable to the entire venture, not our proportionate share, and are subject to fluctuations in the exchange rate of the Euro.
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
W. P. Carey 6/30/2011 10-Q — 39

For the three and six months ended June 30, 2011 as compared to the same periods in 2010, lease revenues increased by $2.4 million and $2.2 million, respectively, primarily due to new investments we entered into during 2010 and 2011, including the properties we purchased in May 2011 from CPA®:14 in connection with the CPA®:14 Asset Sales, which contributed to an increase to lease revenues of $2.6 million and $3.9 million, respectively. In addition, lease revenues increased by $0.5 million as a result of scheduled rent increases at several properties during the six months ended June 30, 2011. These increases were partially offset by the impact of recent tenant activity, including lease restructurings, lease expirations and property sales, which resulted in a reduction to lease revenues of $0.4 million and $2.2 million, respectively.
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
For the three and six months ended June 30, 2011 as compared to the same periods in 2010, other real estate income increased by $0.9 million and $2.4 million, respectively, primarily due to income generated from the self-storage properties that Carey Storage acquired during 2010.
Depreciation and Amortization
For the three and six months ended June 30, 2011 as compared to the same periods in 2010, depreciation and amortization increased by $1.9 million and $1.6 million, respectively, primarily due to depreciation and amortization incurred on investments entered into during 2011 and 2010, including the properties we purchased from CPA®:14 in May 2011 (Note 3).
Property Expenses
For the three and six months ended June 30, 2011 as compared to the same periods in 2010, property expenses increased by $0.8 million and $1.7 million, respectively, primarily due to increases in reimbursable tenant costs of $0.3 million and $0.8 million, respectively. Property expenses also increased as a result of several tenants vacating properties during 2010.
Other Real Estate Expenses
Other real estate expenses generally consists of operating expenses from Carey Storage and Livho as described in “Other Real Estate Income” above.
For the three and six months ended June 30, 2011 as compared to the same periods in 2010, other real estate expenses increased by $1.2 million and $1.9 million, respectively, primarily due to $0.7 million and $1.3 million, respectively, of operating expenses from the self-storage properties that Carey Storage acquired during 2010. In addition, operating expenses from Livho increased by $0.5 million and $0.6 million during the three and six months ended June 30, 2011 as compared to the same periods in 2010.
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
For the three months ended June 30, 2011 as compared to the same period in 2010, income from equity investments in real estate and the REITs increased by $2.6 million, primarily due to our share of the net gains recognized by CPA®:14 on the CPA®:14 Asset Sales, which resulted in an increase to income of $7.4 million. This increase was partially offset by our share of the net expenses recognized by CPA®:16 — Global in connection with the CPA®:14/16 Merger as described below. Results of operations for CPA®:16 — Global during the second quarter of 2011 included a charge of $34.3 million related to its UPREIT reorganization, $8.5 million of expenses incurred in connection with the CPA®:14/16 Merger and a net gain of $13.7 million recognized as a result of the fair value of CPA®:14 exceeding the merger consideration. In addition, results of operations from CPA®:15 and CPA®:16 — Global during the second quarter of 2011 included impairment charges of $8.1 million and $21.8 million, respectively.
W. P. Carey 6/30/2011 10-Q — 40

For the six months ended June 30, 2011 as compared to the same period in 2010, income from equity investments in real estate and the REITs decreased by $1.6 million, primarily due to our share of the net expenses recognized by CPA®:16 — Global in connection with the CPA®:14/16 Merger and the impairment charges recognized by CPA®:15 and CPA®:16 — Global as described above. In addition, income from equity investments in real estate and the REITs during the current year period decreased by $2.5 million as a result of the net gains recognized by the Retail Distribution venture in connection with the sale of its property in March 2010, and by$1.5 million as a result of our share of the $8.6 million impairment charge recognized by the Symphony IRI venture in connection with a potential sale as well as a $0.2 million other-than-temporary impairment charge recognized by us to reflect the decline in fair value of our interest in the Symphony IRI venture in the second quarter of 2011. These decreases in income were partially offset by an increase in income of $7.4 million to reflect our share of the net gains recognized by CPA®:14 in connection with the Asset Sales as described above.
Gain on Change in Control of Interests
As discussed in Note 4, in May 2011 we purchased the remaining interests in the Federal Express and Amylin ventures from CPA®:14, which we had previously accounted for under the equity method. In connection with purchasing these properties, we recognized a net gain of $27.9 million during the three and six months ended June 30, 2011 to adjust the carrying value of our existing interests in these ventures to their estimated fair values.
Other Income and (Expenses)
For the three and six months ended June 30, 2011, we recognized other income of $4.7 million and $5.0 million, respectively, compared to other expenses of $0.2 million and $0.6 million in the same periods in 2010, respectively. In connection with the CPA®:14/16 Merger, we agreed to receive shares of CPA®:16 — Global in respect of our shares of CPA®:14. As a result, during the three and six months ended June 30, 2011, we recognized a gain of $2.8 million on the conversion of our shares of CPA®:14 to shares of CPA®:16 — Global to reflect the carrying value of our investment at its estimated fair value. In addition, we recognized a gain of $1.1 million in the second quarter of 2011 on the conversion of our termination revenue to shares of CPA®:14 as a result of the termination revenue exceeding the fair value of the shares we received. Other income during the three and six months ended June 30, 2011 also included a net gain of $0.6 million as a result of exercising certain warrants granted to us by lessees. Other expenses during the three and six months ended June 30, 2010 were primarily due to realized and unrealized losses recognized during the respective period on foreign currency transactions as a result of changes in foreign currency exchanges rates on notes receivable from international subsidiaries.
Interest Expense
For the three and six months ended June 30, 2011 as compared to the same periods in 2010, interest expense increased by $1.6 million and $2.4 million, respectively, primarily as a result of mortgage financing obtained in connection with our investment activities during 2011 and 2010, as well as mortgages assumed in connection with the acquisition of properties from CPA®:14 (Note 4).
(Loss) Income from Discontinued Operations
For the three months ended June 30, 2011, we recognized a loss from discontinued operations of $0.2 million, primarily due to net losses recognized on sales of properties. For the three months ended June 30, 2010, we recognized a loss from discontinued operations of $0.5 million, primarily due to impairment charges of $1.0 million recognized on properties sold to reduce their carrying values to their contracted selling prices, partially offset by income generated from the operations of discontinued properties of $0.5 million.
For the six months ended June 30, 2011, we recognized income from discontinued operations of $0.7 million, compared to a loss from discontinued operations of $6.6 million recognized in the same period in 2010. Income recognized in the current year period included net gains on sales of properties of $0.7 million. The loss recognized in the prior year period included impairment charges of $8.1 million recognized on properties sold to reduce their carrying values to their contracted selling prices, partially offset by income generated from the operations of discontinued properties of $1.0 million and net gains on sale of properties of $0.5 million.
Net Income from Real Estate Ownership Attributable to W. P. Carey Members
For the three and six months ended June 30, 2011 , the resulting net income from real estate ownership attributable to W. P. Carey members increased by $35.7 million and $39.2 million, respectively.
W. P. Carey 6/30/2011 10-Q — 41

Financial Condition
Sources and Uses of Cash During the Period
Our cash flows fluctuate period to period due to a number of factors, which may include, among others, the nature and timing of receipts of transaction-related and performance revenue, the performance of the CPA® REITs relative to their performance criteria, the timing of purchases and sales of real estate, the timing of proceeds from non-recourse mortgage loans and receipt of lease revenue, the timing and characterization of distributions from equity investments in real estate and the REITs, the timing of certain payments, and the receipt of the annual installment of deferred acquisition revenue and interest thereon in the first quarter from certain of the CPA® REITs, and changes in foreign currency exchange rates. Despite this fluctuation, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans, unused capacity on our lines of credit and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.
Operating Activities
Cash flow from operating activities increased by $9.7 million in the six months ended June 30, 2011 as compared to the same period in 2010, primarily due to the following reasons:
•	During the six months ended June 30, 2011, we received $21.3 million of subordinated disposition revenues from CPA®:14 in connection with the CPA®:14/16 Merger;
•	During the current year period, we received revenue of $13.1 million in connection with structuring investments and debt refinancing on behalf of the REITs as compared to $11.1 million in the comparable prior year period;
•	During the six months ended June 30, 2011, we received revenue of $15.5 million in cash for providing asset-based management services to the REITs as compared to $20.2 million in the 2010 period. This amount does not include revenue received from the REITs in the form of shares of their restricted common stock rather than cash (see below);
•	Cash distributions received from CPA®:17 — Global’s operating partnership increased by $2.1 million as a result of investments entered into during 2011 and 2010;
•	Deferred acquisition revenue received was $1.6 million lower during the six months ended June 30, 2011 as compared to the same period in 2010, primarily due to a shift in the timing of when deferred acquisition revenue is received and lower investment volume by the CPA® REITs in prior year periods; and
•	During the six months ended June 30, 2011, our real estate ownership segment provided cash flows (contractual lease revenues, net of property-level debt service) of approximately $19.2 million, which represents a decrease of $2.5 million from the 2010 period as a result of several tenants vacating properties.
As described in Note 3, in both 2011 and 2010, we elected to receive all asset management revenue in cash, with the exception of CPA®:17 — Global’s asset management fee, which we elected to receive in restricted shares. For both 2011 and 2010, we also elected to receive performance revenue from CPA®:16 — Global in restricted shares, while for CPA®:14 and CPA®:15 we elected to receive 80% of all performance revenue in their restricted shares, with the remaining 20% payable in cash. Subsequent to CPA®:16 — Global’s UPREIT reorganization in May 2011, we no longer earn performance revenue from CPA®:16 — Global, but we receive a distribution of available cash from its Operating Partnership. We also elected to receive asset management revenue from CPA®:16 — Global in restricted shares after the CPA®:14/16 Merger. For CWI, we elected to receive all asset management revenue in cash for 2011.
In addition to cash flow from operating activities, we may use the following sources to fund distributions to shareholders: distributions received from equity investments in excess of equity income, net contributions from noncontrolling interests, borrowings under our lines of credit and existing cash resources.
Investing Activities
Our investing activities are generally comprised of real estate related transactions (purchases and sales) and capitalized property related costs. During the six months ended June 30, 2011, we used $121.0 million to purchase newly issued shares of CPA®:16 — Global to enable it to pay the merger consideration in the CPA®:14/16 Merger (Note 3) and we also made a $0.3 million contribution to its Operating Partnership. We also made contributions to unconsolidated ventures totaling $2.3 million, including $2.1 million paid to a venture to pay off our share of its maturing non-recourse mortgage loan. We also used $24.3 million to purchase two properties from CPA®:14 in connection with the CPA®:14 Asset Sales. In addition, we used $94.0 million to make two loans to affiliates which were repaid in the same period. Cash inflows during the current year period included $14.5 million in distributions from equity investments in real estate and the REITs in excess of cumulative equity income, including $11.1 million received as a result of the $1.00 per share special cash distribution paid by CPA®:14 to its shareholders. We also received cash proceeds of $10.6 million from the sale of four properties.
W. P. Carey 6/30/2011 10-Q — 42

Financing Activities
During the six months ended June 30, 2011, we paid distributions to shareholders of $40.8 million and paid distributions of $2.8 million to affiliates who hold noncontrolling interests in various entities with us. We used $7.5 million to purchase the noncontrolling interest in an entity from CPA®:14 in connection with the CPA®:14 Asset Sales. We also made scheduled mortgage principal payments of $9.9 million and obtained mortgage financing of $7.4 million. Net borrowings under our lines of credit increased overall by $91.4 million since December 31, 2010 and were comprised of gross borrowings of $231.4 million and repayments of $140.0 million. Net borrowings under our lines of credit were used primarily to fund the $121.0 million purchase of CPA®:16 — Global shares described above and our acquisition of properties in the CPA®:14 Asset Sales (Note 3).
Summary of Financing
The table below summarizes our non-recourse debt and credit facility (dollars in thousands):

	June 30, 2011	December 31, 2010
Balance
Fixed rate	$232,990	$147,872
Variable rate (a)	343,111	249,110

Total	$576,101	$396,982

Percent of total debt
Fixed rate	40%	37%
Variable rate (a)	60%	63%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	5.8%	6.0%
Variable rate (a)	2.6%	2.5%

(a)	Variable-rate debt at June 30, 2011 included (i) $233.2 million outstanding under our unsecured line of credit, (ii) $48.3 million that has been effectively converted to fixed rates through interest rate swap derivative instruments and (iii) $57.1 million in mortgage loan obligations that bore interest at fixed rates but have interest rate reset features that may change the interest rates to then-prevailing market fixed rates (subject to specified caps) at certain points during their term.
Cash Resources
At June 30, 2011, our cash resources consisted of the following:
•	Cash and cash equivalents totaling $26.5 million. Of this amount, $4.6 million, at then-current exchange rates, was held in foreign bank accounts, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts;
•	Two lines of credit with unused capacity of $40.0 million. The lines of credit are available to us and may also be used to loan funds to our affiliates. Our lender has issued letters of credit totaling $6.8 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under the unsecured line of credit; and
•	We also had unleveraged properties that had an aggregate carrying value of $254.3 million at June 30, 2011, although there can be no assurance that we would be able to obtain financing for these properties.
Our cash resources can be used for working capital needs and other commitments and may be used for future investments. We continue to evaluate fixed-rate financing options, such as obtaining non-recourse financing on our unleveraged properties. Any financing obtained may be used for working capital objectives and/or may be used to pay down existing debt balances.
W. P. Carey 6/30/2011 10-Q — 43

Lines of Credit
Our credit facilities are more fully described in Note 9. A summary of our lines of credit is provided below (in thousands):

	June 30, 2011		December 31, 2010
	Outstanding	Maximum	Outstanding	Maximum
	Balance	Available	Balance	Available
Unsecured line of credit	$233,160	$250,000	$141,750	$250,000
Secured line of credit	—	30,000	N/A	N/A
Cash Requirements
During the next 12 months, we expect that cash payments will include paying distributions to our shareholders and to our affiliates who hold noncontrolling interests in entities we control and making scheduled mortgage loan principal payments, including mortgage balloon payments totaling $18.3 million, as well as other normal recurring operating expenses. In addition, each of our lines of credit matures in June 2012.
We expect to fund future investments, any capital expenditures on existing properties and scheduled debt maturities on non-recourse mortgage loans through cash generated from operations, the use of our cash reserves or unused amounts on our line of credit.
Impact of CPA®:14/16 Merger and CPA®:14 Asset Purchase
We estimate that the financial impact of the CPA®:14/16 Merger and the purchase of the assets in the CPA®:14 Asset Sales (Note 3) will be as follows on an annualized pro forma basis, although there can be no assurance that we will achieve these results:
•	An increase in dividends of approximately $11.3 million associated with our incremental investment in CPA®:16 — Global resulting in projected net cash flow after tax of $10.3 million;
•	An increase in lease revenues and cash flow totaling approximately $8.8 million and $4.0 million, respectively, related to the properties acquired from CPA®:14 in the CPA®:14 Asset Sales;
•	A tax benefit of approximately $6.4 million related to the change in our advisory fee arrangement with CPA®:16 — Global in connection with its UPREIT reorganization;
•	A reduction in asset management fee revenue from CPA®:16 — Global of approximately $5.5 million as a result of the modification of our advisory agreement with CPA®:16 — Global in connection with its UPREIT reorganization;
•	A reduction in asset management revenue approximating $2.1 million related to assets sold by CPA®:14 to us and to third parties in the CPA®:14 Asset Sales;
•	A reduction in annual equity income of approximately $0.9 million related to the consolidation of the two ventures acquired from CPA®:14 in the CPA®:14 Asset Sales; and
•	An increase in interest expense of approximately $5.9 million related to interest payments on the existing non-recourse mortgages relating to the properties acquired in the CPA®:14 Asset Sales and incremental borrowings under our unsecured credit facility to finance the CPA®:14/16 Merger.
The properties we acquired from CPA®:14 have lease expirations between December 2015 and August 2019, renewable at the tenant’s option. There are no scheduled balloon payments on any of the long-term debt obligations to be assumed in connection with the merger transaction until June 2016.
W. P. Carey 6/30/2011 10-Q — 44

Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at June 30, 2011 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Non-recourse debt — Principal (a)	$344,081	$27,450	$48,064	$83,227	$185,340
Lines of credit — Principal (b)	233,160	233,160	—	—	—
Interest on borrowings (c)	116,060	21,409	33,516	29,391	31,744
Operating and other lease commitments (d)	10,443	1,053	2,080	2,040	5,270
Property improvement commitments	7,594	7,594	—	—	—

	$711,338	$290,666	$83,660	$114,658	$222,354

(a)	Excludes $1.1 million of purchase accounting adjustments required in connection with the CPA®:14/16 Merger, which are included in Non-recourse debt at June 30, 2011.

(b)	Each of our lines of credit matures in June 2012.

(c)	Interest on un-hedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at June 30, 2011.

(d)	Operating and other lease commitments consist primarily of the total minimum rents payable on the lease for our principal offices. We are reimbursed by affiliates for their share of the future minimum rents under an office cost-sharing agreement. These amounts are allocated among the entities based on gross revenues and are adjusted quarterly. The table above excludes the rental obligation of a venture in which we own a 46% interest. Our share of this obligation totals approximately $3.0 million over the lease term through January 2063.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at June 30, 2011. At June 30, 2011, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
Equity Method Investments
We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. Generally, the underlying investments are jointly-owned with our affiliates. Summarized financial information for these ventures and our ownership interest in the ventures at June 30, 2011 are presented below. Summarized financial information provided represents the total amounts attributable to the ventures and does not represent our proportionate share (dollars in thousands):

	Ownership Interest		Total Third-
Lessee	at June 30, 2011	Total Assets	Party Debt	Maturity Date
U. S. Airways Group, Inc.	75%	$29,158	$18,051	4/2014
The New York Times Company	18%	246,257	124,424	9/2014
Carrefour France, SAS (a)	46%	147,176	109,769	12/2014
Consolidated Systems, Inc.	60%	16,725	11,279	11/2016
Medica — France, S.A. (a)	46%	48,384	38,711	10/2017
Symphony IRI Group, Inc. (b)	33%	23,615	14,912	2/2021
Hologic, Inc.	36%	26,271	13,772	5/2023
Schuler A.G. (a)	33%	73,437	—	N/A
Childtime Childcare, Inc. (c)	34%	9,144	—	N/A

		$620,167	$330,918

(a)	Dollar amounts shown are based on the exchange rate of the Euro at June 30, 2011.

(b)	In January 2011, this venture refinanced its existing non-recourse mortgage debt for new non-recourse financing of $15.0 million.

(c)	In January 2011, this venture repaid its maturing non-recourse mortgage loan.
W. P. Carey 6/30/2011 10-Q — 45

Environmental Obligations
In connection with the purchase of many of our properties, we required the sellers to perform environmental reviews. We believe, based on the results of these reviews, that our properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with leakage from underground storage tanks, surface spills or other on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, our leases generally require tenants to indemnify us from all liabilities and losses related to the leased properties and the provisions of such indemnifications specifically address environmental matters. The leases generally include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow us to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of our leases allow us to require financial assurances from tenants, such as performance bonds or letters of credit, if the costs of remediating environmental conditions are, in our estimation, in excess of specified amounts. Accordingly, we believe that the ultimate resolution of environmental matters should not have a material adverse effect on our financial condition, liquidity or results of operations.
W. P. Carey 6/30/2011 10-Q — 46

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
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period, and interest rate caps limit the effective borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At June 30, 2011, we estimate that the fair value of our interest rate swaps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was a net liability of $0.9 million.
At June 30, 2011, a significant portion (approximately 59%) of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The estimated fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed-rate debt at June 30, 2011 ranged from 3.1% to 7.8%. The annual interest rates on our variable-rate debt at June 30, 2011 ranged from 1.1% to 7.3%. Our debt obligations are more fully described under “Financial Condition” in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at June 30, 2011 (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total	Fair value
Fixed rate debt	$20,009	$34,181	$5,196	$5,109	$41,337	$127,158	$232,990	$227,071
Variable rate debt	$1,556	$236,333	$3,348	$7,194	$7,487	$87,193	$343,111	$356,285
The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or caps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at June 30, 2011 by an aggregate increase of $18.0 million or an aggregate decrease of $16.9 million, respectively. Annual interest expense on our unhedged variable rate debt that does not bear interest at fixed rates at June 30, 2011 would increase or decrease by $2.4 million for each respective 1% change in annual interest rates. As more fully described under Financial Condition — Summary of Financing in Item 2 above, a portion of the debt classified as variable-rate debt in the tables above bore interest at fixed rates at June 30, 2011 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. Such debt is generally not subject to short-term fluctuations in interest rates.
W. P. Carey 6/30/2011 10-Q — 47

Foreign Currency Exchange Rate Risk
We own investments in the European Union and as a result are subject to risk from the effects of exchange rate movements, primarily in the Euro, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligations to the lender and the tenant’s rental obligations to us in the same currency. We are generally a net receiver of the foreign currency (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the Euro. For the six months ended June 30, 2011, we recognized net realized and unrealized foreign currency transaction gains of $0.6 million and $0.4 million, respectively. These gains are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the Euro on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2011, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2011 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
W. P. Carey 6/30/2011 10-Q — 48

Item 6.	Exhibits
The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
10.1
Credit Agreement dated as of May 2, 2011, by and among Corporate Property Associates 9, L.P., Paper Limited Liability Company, Torrey Pines Limited Partnership and WALS (IN) LLC (collectively, the “Borrowers”), W. P. Carey & Co. LLC as guarantor, the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 6, 2011)

10.2
Amended and Restated Advisory Agreement, dated May 2, 2011, by and among Carey Asset Management Corp., Corporate Property Associates 16 — Global Incorporated and CPA 16 LLC (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed May 6, 2011 by Corporate Property Associates 16 — Global Incorporated, Commission File No. 001-32162)

10.3	Asset Management Agreement, dated May 2, 2011, by and among W. P. Carey & Co. B.V., Corporate Property Associates 16 — Global Incorporated and CPA 16 LLC

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from W. P. Carey & Co. LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2011, and 2010, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011, and 2010, and (v) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
W. P. Carey 6/30/2011 10-Q — 49

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. P. Carey & Co. LLC
Date: August 9, 2011	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2011	By:	/s/ Thomas J. Ridings, Jr.
Thomas J. Ridings, Jr.
Chief Accounting Officer (Principal Accounting Officer)
W. P. Carey 6/30/2011 10-Q — 50

EXHIBIT INDEX
The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
10.1
Credit Agreement dated as of May 2, 2011, by and among Corporate Property Associates 9, L.P., Paper Limited Liability Company, Torrey Pines Limited Partnership and WALS (IN) LLC (collectively, the “Borrowers”), W. P. Carey & Co. LLC as guarantor, the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 6, 2011)

10.2
Amended and Restated Advisory Agreement, dated May 2, 2011, by and among Carey Asset Management Corp., Corporate Property Associates 16 — Global Incorporated and CPA 16 LLC (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed May 6, 2011 by Corporate Property Associates 16 — Global Incorporated, Commission File No. 001-32162)

10.3	Asset Management Agreement, dated May 2, 2011, by and among W. P. Carey & Co. B.V., Corporate Property Associates 16 — Global Incorporated and CPA 16 LLC

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from W. P. Carey & Co. LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2011, and 2010, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011, and 2010, and (v) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.