Form 10-Q/A
period 2011-06-30
W P CAREY & CO LLC
filed 2011-09-01
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________ to ___________
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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Quarterly Report on Form 10-Q of W. P. Carey & Co. LLC for the quarter ended June 30, 2011, originally filed with the Securities and Exchange Commission on August 9, 2011 (the “Original Form 10-Q”), is being filed for the sole purpose of correcting technical errors in the Interactive Data File furnished as Exhibit 101 with the Original Form 10-Q.
No other changes have been made to the Original Form 10-Q. This Amendment speaks as of the filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way the Original Form 10-Q except as noted above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q that was previously filed with the Securities and Exchange Commission.

Part II — Other Information
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part II — Other Information

Item 6.	Exhibits
The following exhibits are filed with this Report, except where indicated.

Exhibit
No.	Description
10.1	Credit Agreement dated as of May 2, 2011, by and among Corporate Property Associates 9, L.P., Paper Limited Liability Company, Torrey Pines Limited Partnership and WALS (IN) LLC (collectively, the “Borrowers”), W. P. Carey & Co. LLC as guarantor, the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 6, 2011)

10.2	Amended and Restated Advisory Agreement, dated May 2, 2011, by and among Carey Asset Management Corp., Corporate Property Associates 16 — Global Incorporated and CPA 16 LLC (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed May 6, 2011 by Corporate Property Associates 16 — Global Incorporated, Commission File No. 001-32162)

10.3	Asset Management Agreement, dated May 2, 2011, by and among W. P. Carey & Co. B.V., Corporate Property Associates 16 — Global Incorporated and CPA 16 LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2011)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2011)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2011)

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2011)

101	The following materials from W. P. Carey & Co. LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2011, and 2010, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011, and 2010, and (v) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. P. Carey & Co. LLC
Date: September 1, 2011	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Chief Financial Officer (On behalf of the Registrant)

Date: September 1, 2011	By:	/s/ Thomas J. Ridings, Jr.
Thomas J. Ridings, Jr.
Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
10.1	Credit Agreement dated as of May 2, 2011, by and among Corporate Property Associates 9, L.P., Paper Limited Liability Company, Torrey Pines Limited Partnership and WALS (IN) LLC (collectively, the “Borrowers”), W. P. Carey & Co. LLC as guarantor, the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 6, 2011)

10.2	Amended and Restated Advisory Agreement, dated May 2, 2011, by and among Carey Asset Management Corp., Corporate Property Associates 16 — Global Incorporated and CPA 16 LLC (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed May 6, 2011 by Corporate Property Associates 16 — Global Incorporated, Commission File No. 001-32162)

10.3	Asset Management Agreement, dated May 2, 2011, by and among W. P. Carey & Co. B.V., Corporate Property Associates 16 — Global Incorporated and CPA 16 LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2011)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2011)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2011)

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2011)

101	The following materials from W. P. Carey & Co. LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2011, and 2010, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011, and 2010, and (v) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.