Form 10-Q
period 2011-09-30
W P CAREY & CO LLC
filed 2011-11-08
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 39,717,286 shares of common stock, no par value, outstanding at November 1, 2011.

INDEX

Page No.
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets	2
Consolidated Statements of Income	3
Consolidated Statements of Comprehensive Income	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3. Quantitative and Qualitative Disclosures About Market Risk	53
Item 4. Controls and Procedures	54

PART II — OTHER INFORMATION
Item 6. Exhibits	55
Signatures	56
EX-31.1
EX-31.2
EX-32
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

W. P. Carey 9/30/2011 10-Q — 1

PART I
Item 1. Financial Statements
W. P. CAREY & CO. LLC
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	September 30, 2011	December 31, 2010
Assets
Investments in real estate:
Real estate, at cost (inclusive of amounts attributable to consolidated variable interest entities (“VIEs”) of $41,018 and $39,718, respectively)	$631,496	$560,592
Operating real estate, at cost (inclusive of amounts attributable to consolidated VIEs of $26,306 and $25,665, respectively)	109,824	109,851
Accumulated depreciation (inclusive of amounts attributable to consolidated VIEs of $21,861 and $20,431, respectively)	(131,725)	(122,312)

Net investments in properties	609,595	548,131
Net investments in direct financing leases	75,886	76,550
Equity investments in real estate and the REITs	537,384	322,294

Net investments in real estate	1,222,865	946,975
Cash and cash equivalents (inclusive of amounts attributable to consolidated VIEs of $366 and $86, respectively)	37,095	64,693
Due from affiliates	39,659	38,793
Intangible assets and goodwill, net	128,249	87,768
Other assets, net (inclusive of amounts attributable to consolidated VIEs of $2,914 and $1,845, respectively)	41,021	34,097

Total assets	$1,468,889	$1,172,326

Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of amounts attributable to consolidated VIEs of $14,360 and $9,593, respectively)	$335,354	$255,232
Lines of credit	253,160	141,750
Accounts payable, accrued expenses and other liabilities (inclusive of amounts attributable to consolidated VIEs of $1,775 and $2,275, respectively)	71,708	40,808
Income taxes, net	48,710	41,443
Distributions payable	22,186	20,073

Total liabilities	731,118	499,306

Redeemable noncontrolling interest	6,631	7,546

Commitments and contingencies (Note 10)

Equity:
W. P. Carey members’ equity:
Listed shares, no par value, 100,000,000 shares authorized; 39,717,286 and 39,454,847 shares issued and outstanding, respectively	770,246	763,734
Distributions in excess of accumulated earnings	(80,954)	(145,769)
Deferred compensation obligation	11,211	10,511
Accumulated other comprehensive loss	(4,639)	(3,463)

Total W. P. Carey members’ equity	695,864	625,013
Noncontrolling interests	35,276	40,461

Total equity	731,140	665,474

Total liabilities and equity	$1,468,889	$1,172,326

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2011 10-Q — 2

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Asset management revenue	$14,840	$19,219	$51,279	$57,119
Structuring revenue	21,221	708	42,901	20,644
Incentive, termination and subordinated disposition revenue	—	—	52,515	—
Wholesaling revenue	2,586	2,906	8,788	8,189
Reimbursed costs from affiliates	14,707	15,256	49,485	44,696
Lease revenues	18,609	15,356	50,846	45,586
Other real estate income	6,409	4,656	17,426	13,228

	78,372	58,101	273,240	189,462

Operating Expenses
General and administrative	(25,187)	(15,480)	(71,095)	(52,174)
Reimbursable costs	(14,707)	(15,256)	(49,485)	(44,696)
Depreciation and amortization	(7,180)	(5,796)	(19,126)	(17,231)
Property expenses	(3,672)	(3,152)	(9,827)	(7,631)
Other real estate expenses	(2,725)	(1,987)	(8,224)	(5,575)
Impairment charge	(4,934)	—	(4,934)	—

	(58,405)	(41,671)	(162,691)	(127,307)

Other Income and Expenses
Other interest income	323	329	1,558	938
Income from equity investments in real estate and the REITs	16,068	6,066	37,356	22,846
Gain on change in control of interests	—	—	27,859	—
Other income and (expenses)	(296)	1,190	4,943	580
Interest expense	(5,989)	(4,169)	(15,660)	(11,391)

	10,106	3,416	56,056	12,973

Income from continuing operations before income taxes	30,073	19,846	166,605	75,128
Provision for income taxes	(5,931)	(3,377)	(38,541)	(14,240)

Income from continuing operations	24,142	16,469	128,064	60,888

Discontinued Operations
Income from operations of discontinued properties	504	383	639	1,664
Gain on deconsolidation of a subsidiary	1,008	—	1,008	—
(Loss) gain on sale of real estate	(396)	—	264	460
Impairment charges	—	(481)	(41)	(8,618)

Income (loss) from discontinued operations	1,116	(98)	1,870	(6,494)

Net Income	25,258	16,371	129,934	54,394
Add: Net loss attributable to noncontrolling interests	581	81	1,295	495
Less: Net income attributable to redeemable noncontrolling interest	(637)	(106)	(1,241)	(698)

Net Income Attributable to W. P. Carey Members	$25,202	$16,346	$129,988	$54,191

Basic Earnings Per Share
Income from continuing operations attributable to W. P. Carey members	$0.59	$0.41	$3.17	$1.54
Income (loss) from discontinued operations attributable to W. P. Carey members	0.03	—	0.05	(0.16)

Net income attributable to W. P. Carey members	$0.62	$0.41	$3.22	$1.38

Diluted Earnings Per Share
Income from continuing operations attributable to W. P. Carey members	$0.59	$0.41	$3.14	$1.53
Income (loss) from discontinued operations attributable to W. P. Carey members	0.03	—	0.05	(0.17)

Net income attributable to W. P. Carey members	$0.62	$0.41	$3.19	$1.36

Weighted Average Shares Outstanding
Basic	39,861,064	39,180,719	39,794,506	39,161,086

Diluted	40,404,520	39,717,931	40,424,316	39,774,122

Amounts Attributable to W. P. Carey Members
Income from continuing operations, net of tax	$24,086	$16,444	$128,118	$60,685
Income (loss) from discontinued operations, net of tax	1,116	(98)	1,870	(6,494)

Net income	$25,202	$16,346	$129,988	$54,191

Distributions Declared Per Share	$0.560	$0.508	$1.622	$1.518

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2011 10-Q — 3

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Income	$25,258	$16,371	$129,934	$54,394
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(5,380)	9,359	2,291	1,326
Unrealized loss on derivative instruments	(3,032)	(1,808)	(3,271)	(3,103)
Change in unrealized appreciation on marketable securities	(5)	17	(8)	5

	(8,417)	7,568	(988)	(1,772)

Comprehensive Income	16,841	23,939	128,946	52,622

Amounts Attributable to Noncontrolling Interests:
Net loss	581	81	1,295	495
Foreign currency translation adjustments	866	(1,291)	(187)	(1,146)

Comprehensive loss (income) attributable to noncontrolling interests	1,447	(1,210)	1,108	(651)

Amounts Attributable to Redeemable Noncontrolling Interest:
Net income	(637)	(106)	(1,241)	(698)
Foreign currency translation adjustments	8	(10)	(1)	7

Comprehensive income attributable to redeemable noncontrolling interest	(629)	(116)	(1,242)	(691)

Comprehensive Income Attributable to W. P. Carey Members	$17,659	$22,613	$128,812	$51,280

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2011 10-Q — 4

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash Flows — Operating Activities
Net income	$129,934	$54,394
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	20,160	18,496
Income from equity investments in real estate and the REITs in excess of distributions received	(835)	(5,373)
Straight-line rent and financing lease adjustments	(2,039)	144
Amortization of deferred revenue	(3,932)	—
Gain on deconsolidation of a subsidiary	(1,008)	—
Gain on sale of real estate	(264)	(460)
Unrealized (gain) loss on foreign currency transactions and others	(79)	143
Realized (gain) loss on foreign currency transactions and others	(1,134)	176
Allocation of loss to profit-sharing interest	—	(781)
Management and disposition income received in shares of affiliates	(62,493)	(26,262)
Gain on conversion of shares	(3,834)	—
Gain on change in control of interests	(27,859)	—
Impairment charges	4,975	8,618
Stock-based compensation expense	13,026	6,695
Deferred acquisition revenue received	18,128	19,248
Increase in structuring revenue receivable	(17,732)	(9,900)
Increase (decrease) in income taxes, net	5,907	(9,461)
Net changes in other operating assets and liabilities	(8,269)	(3,409)

Net cash provided by operating activities	62,652	52,268

Cash Flows — Investing Activities
Distributions received from equity investments in real estate and the REITs in excess of equity income	13,870	9,964
Capital contributions to equity investments	(2,297)	—
Purchase of interests in CPA®:16 — Global	(121,315)	—
Purchases of real estate and equity investments in real estate	(24,323)	(93,059)
Value added taxes (“VAT”) paid in connection with acquisition of real estate	—	(4,222)
VAT refunded in connection with acquisitions of real estate	5,035	—
Capital expenditures	(6,731)	(2,008)
Cash acquired on acquisition of subsidiaries	57	—
Proceeds from sale of real estate	10,998	14,591
Proceeds from sale of securities	777	—
Funding of short-term loans to affiliates	(96,000)	—
Proceeds from repayment of short-term loans to affiliates	95,000	—
Funds placed in escrow	(5,282)	—
Funds released from escrow	2,326	36,132

Net cash used in investing activities	(127,885)	(38,602)

Cash Flows — Financing Activities
Distributions paid	(63,060)	(72,625)
Contributions from noncontrolling interests	2,341	11,403
Distributions to noncontrolling interests	(5,310)	(2,022)
Contributions from profit-sharing interest	—	3,694
Distributions to profit-sharing interest	—	(693)
Purchase of noncontrolling interest	(7,502)	—
Scheduled payments of mortgage principal	(22,893)	(12,218)
Proceeds from mortgage financing	20,848	52,816
Proceeds from lines of credit	251,410	83,250
Repayments of lines of credit	(140,000)	(52,500)
Payment of financing costs	(1,562)	(1,083)
Proceeds from issuance of shares	1,034	3,537
Windfall tax benefit associated with stock-based compensation awards	2,051	1,226

Net cash provided by financing activities	37,357	14,785

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	278	(651)

Net (decrease) increase in cash and cash equivalents	(27,598)	27,800
Cash and cash equivalents, beginning of period	64,693	18,450

Cash and cash equivalents, end of period	$37,095	$46,250

(Continued)

W. P. Carey 9/30/2011 10-Q — 5

W. P. CAREY & CO. LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Continued)
Supplemental noncash investing activities:
On May 2, 2011, in connection with entering into an amended and restated advisory agreement with Corporate Property Associates 16 — Global Incorporated (“CPA®:16 — Global”), we received a special membership interest in CPA®:16 — Global’s operating partnership and recorded as consideration a $28.3 million adjustment to Equity investments in real estate and the REITs to reflect the fair value of our special interest in that operating partnership (Note 3).
Also on May 2, 2011, we exchanged 11,113,050 shares of Corporate Property Associates 14 Incorporated (“CPA®:14”) for 13,260,091 shares of CPA®:16 — Global, resulting in a gain of approximately $2.8 million (Note 3).
In connection with the acquisition of properties from CPA®:14, we assumed two non-recourse mortgages on the related properties with an aggregate fair value of $87.6 million at the date of acquisition (Note 4).
In September 2011, we deconsolidated a wholly-owned subsidiary because we no longer had control over the activities that most significantly impact its economic performance following possession of the subsidiary’s property by a receiver (Note 15). The following table presents the assets and liabilities of the subsidiary on the date of deconsolidation:

Assets
Net investments in properties	$5,340
Intangible assets and goodwill, net	(15)

Total	$5,325

Liabilities:
Non-recourse debt	$(6,311)
Accounts payable, accrued expenses and other liabilities	(22)

Total	$(6,333)

See Notes to Consolidated Financial Statements

W. P. Carey 9/30/2011 10-Q — 6

W. P. CAREY & CO. LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Business
W. P. Carey & Co. LLC (“W. P. Carey” and, together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) provides long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and manages a global investment portfolio. We invest primarily in commercial properties domestically and internationally that are generally triple-net leased to single corporate tenants, which requires each tenant to pay substantially all of the costs associated with operating and maintaining the property. We also earn revenue as the advisor to publicly-owned, non-listed real estate investment trusts, which are sponsored by us under the Corporate Property Associates brand name (the “CPA® REITs”) and invest in similar properties. At September 30, 2011, we were the advisor to the following CPA® REITs: Corporate Property Associates 15 Incorporated (“CPA®:15”), CPA®:16 — Global and Corporate Property Associates 17 — Global Incorporated (“CPA®:17 — Global”), and we were the advisor to CPA®:14 until its merger with a subsidiary of CPA®:16 — Global on May 2, 2011 (the “CPA®:14/16 Merger”). We are also the advisor to Carey Watermark Investors Incorporated (“CWI” and, together with the CPA® REITs, the “REITs”), which we formed in March 2008 for the purpose of acquiring interests in lodging and lodging-related properties. At September 30, 2011, we owned and/or managed more than 990 properties domestically and internationally. Our owned portfolio was comprised of our full or partial ownership interest in 158 properties, substantially all of which were net leased to 74 tenants, and totaled approximately 14 million square feet (on a pro rata basis) with an occupancy rate of approximately 91%. In addition, through one of our consolidated subsidiaries, Carey Storage Management LLC (“Carey Storage”), we had interests in 21 self-storage properties at September 30, 2011.
Primary Business Segments
Investment Management — We structure and negotiate investments and debt placement transactions for the REITs, for which we earn structuring revenue, and manage their portfolios of real estate investments, for which we earn asset-based management and performance revenue. We earn asset-based management and performance revenue from the REITs based on the value of their real estate-related and lodging-related assets under management. As funds available to the REITs are invested, the asset base from which we earn revenue increases. In addition, we also receive a percentage of distributions of available cash from the operating partnerships of CPA®:17 — Global and CWI, as well as from the operating partnership of CPA®:16 — Global after the CPA®:14/16 Merger (Note 3). We may also earn incentive and disposition revenue and receive other compensation in connection with providing liquidity alternatives to the REIT shareholders.
Real Estate Ownership — We own and invest in commercial properties in the United States of America (“U.S.”) and the European Union that are then leased to companies, primarily on a triple-net lease basis. We may also invest in other properties if opportunities arise. Effective as of January 1, 2011, we include our equity investments in the REITs in our Real Estate Ownership segment. The equity income or loss from the REITs that is now included in our Real Estate Ownership segment represents our proportionate share of the revenue less expenses of the net-leased properties held by the REITs. This treatment is consistent with that of our directly-owned properties.
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

W. P. Carey 9/30/2011 10-Q — 7

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
In April 2010, CWI filed a registration statement with the SEC to sell up to $1.0 billion of its common stock in an initial public offering plus up to an additional $237.5 million of its common stock under a dividend reinvestment plan. This registration statement was declared effective by the SEC in September 2010. Through December 31, 2010, the financial statements of CWI, which had no significant assets, liabilities or operations, were included in our consolidated financial statements, as we owned all of CWI’s outstanding common stock. Beginning in 2011, we have accounted for our interest in CWI under the equity method of accounting because, as the advisor, we do not exert control over, but we have the ability to exercise significant influence on, CWI.
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
ASU 2011-08, Testing Goodwill for Impairment — In September 2011, the FASB issued an update to ASC 350, Intangibles — Goodwill and Other. The objective of this ASU is to simplify how entities test goodwill for impairment. The amendments in the ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. We are currently assessing the potential impact that the adoption of the new guidance will have on our financial position and results of operations.

W. P. Carey 9/30/2011 10-Q — 8

Notes to Consolidated Financial Statements
Note 3. Agreements and Transactions with Related Parties
Advisory Agreements with the REITs
We have advisory agreements with each of the REITs pursuant to which we earn certain fees or are entitled to receive distributions of cash flow. The terms of the advisory agreements are outlined in our 2010 Annual Report except as otherwise stated below. In connection with CPA®:16 — Global’s internal reorganization on May 2, 2011 following the CPA®:14/16 Merger, we entered into an amended and restated advisory agreement with CPA®:16 — Global (see “CPA®:16 — Global UPREIT Reorganization” below). In the third quarter of 2011, the CPA® REIT advisory agreements, which were scheduled to expire on September 30, 2011, were renewed for a three-month period effective October 1, 2011. In the third quarter of 2011, the CWI advisory agreement, which was also scheduled to expire on September 30, 2011, was renewed for an additional year pursuant to its terms, effective as of October 1, 2011. The following table presents a summary of revenue earned and/or cash received from the REITs in connection with providing services as the advisor to the REITs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Asset management revenue(a)	$14,840	$19,219	$51,279	$57,119
Structuring revenue(b)	21,221	708	42,901	20,644
Incentive, termination and subordinated disposition revenue(c)	—	—	52,515	—
Wholesaling revenue	2,586	2,906	8,788	8,189
Reimbursed costs from affiliates(d)	14,707	15,256	49,485	44,696
Distributions of available cash(e)	4,480	1,720	8,268	3,413
Deferred revenue earned(f)	2,123	—	3,538	—

	$59,957	$39,809	$216,774	$134,061

(a)	We earn asset management revenue from each REIT, which is based on average invested assets and is calculated according to the advisory agreement for each REIT. For CPA®:16 — Global prior to the CPA®:14/16 Merger and for CPA®:15, this revenue generally totals 1% per annum, with a portion of this revenue, or 0.5%, contingent upon the achievement of specific performance criteria. For CPA®:16 — Global subsequent to the CPA®:14/16 Merger, we earn asset management revenue of 0.5% of average invested assets. For CPA®:17 — Global, we earn asset management revenue ranging from 0.5% of average market value for long-term net leases and certain other types of real estate investments up to 1.75% of average equity value for certain type of securities. For CWI, we earn asset management revenue of 0.5% of the average market value of lodging-related investments. We do not earn performance revenue from CPA®:17 — Global, CWI and, subsequent to the CPA®:14/16 Merger, from CPA®:16 — Global (see footnote “e” below). In 2011, we elected to receive all asset management revenue from CWI in cash and, subsequent to the CPA®:14/16 Merger, from CPA®:16 — Global in shares.

(b)	We earn revenue in connection with structuring and negotiating investments and related mortgage financing for the REITs. We may receive acquisition revenue of up to an average of 4.5% of the total cost of all investments made by each CPA® REIT. A portion of this revenue (generally 2.5%) is paid when the transaction is completed, while the remainder (generally 2%) is payable in annual installments. For CWI, we earn initial acquisition revenue of 2.5% of the total investment cost of the properties acquired and loans originated by us not to exceed 6% of the aggregate contract purchase price of all investments and loans with no deferred acquisition revenue being earned.

W. P. Carey 9/30/2011 10-Q — 9

Notes to Consolidated Financial Statements
Unpaid transaction fees, including accrued interest, are included in Due from affiliates in the consolidated financial statements. Unpaid transaction fees bear interest at annual rates ranging from 5% to 7%. The following tables present the amount of unpaid transaction fees and interest earned on these fees (in thousands):

	At September 30, 2011	At December 31, 2010
Unpaid deferred acquisition fees	$31,022	$31,419

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest earned on unpaid deferred acquisition fees	$294	$297	$936	$835

(c)	In connection with providing a liquidity event for CPA®:14 shareholders in the form of the CPA®:14/16 Merger, we earned termination revenue of $31.2 million and subordinated disposition revenue of $21.3 million, which we elected to receive in shares of CPA®:14 and were subsequently converted into shares of CPA®:16 — Global, and cash, respectively, as described below.

(d)	The REITs reimburse us for certain costs, primarily broker/dealer commissions paid on behalf of the REITs and marketing and personnel costs. In addition, we earn a selling commission of up to $0.65 per share sold, and a dealer manager fee of up to $0.35 per share sold from CPA®:17 — Global. Effective September 15, 2010, we entered into a dealer manager agreement with CWI, whereby we receive a selling commission of up to $0.70 per share sold and a dealer manager fee of up to $0.30 per share sold. Pursuant to the advisory agreement, upon reaching the minimum offering amount of $10.0 million on March 3, 2011, CWI became obligated to reimburse us for all organization costs and a portion of offering costs incurred in connection with its offering, up to a maximum amount (excluding selling commissions and the dealer manager fee) of 2% of the gross proceeds of its offering and distribution reinvestment plan. Through September 30, 2011, we have incurred organization and offering costs on behalf of CWI of approximately $4.6 million. However, at September 30, 2011, CWI was only obligated to reimburse us $0.8 million of these costs because of the 2% limitation described above, and no such costs had been reimbursed as of that date.

(e)	We receive up to 10% of distributions of available cash, as defined in the respective advisory agreements, from the operating partnerships of CPA®:17 — Global, CWI and, subsequent to the CPA®:14/16 Merger in May 2011, CPA®:16 — Global. Amounts in the table above relate to CPA®:16 — Global and CPA®:17 — Global only. We have not yet received any cash distributions of available cash from CWI’s operating partnership because CWI had no available cash through September 30, 2011.

(f)	As discussed under “CPA®:16 — Global UPREIT Reorganization” below, we acquired the Special Interest in CPA®:16 — Global’s Operating Partnership for $0.3 million during the second quarter of 2011. We recorded the Special Interest at its fair value of $28.3 million to be amortized into earnings over the expected period of performance.
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
In the CPA®:14/16 Merger, CPA®:14 shareholders were entitled to receive $11.50 per share, which was equal to the estimated net asset value (“NAV”) per share of CPA®:14 as of September 30, 2010. For each share of CPA®:14 stock owned, each CPA®:14 shareholder received a $1.00 per share special cash dividend and a choice of either (i) $10.50 in cash or (ii) 1.1932 shares of CPA®:16 — Global. The merger consideration of $954.5 million was paid by CPA®:16 — Global, including payment of $444.0 million to liquidating shareholders and issuing 57,365,145 shares of common stock with a fair value of $510.5 million on the date of closing to shareholders of CPA®:14 in exchange for 48,076,723 shares of CPA®:14 common stock. The $1.00 per share special cash distribution, totaling $90.4 million in the aggregate, was funded from the proceeds of the CPA®:14 Asset Sales. In connection with the CPA®:14/16 Merger, we agreed to purchase a sufficient number of shares of CPA®:16 — Global common stock from CPA®:16 — Global to enable it to pay the merger consideration if the cash on hand and available to CPA®:14 and CPA®:16 — Global, including the proceeds of the CPA®:14 Asset Sales and a new $320.0 million senior credit facility of CPA®:16 — Global, were not sufficient. Accordingly, we purchased 13,750,000 shares of CPA®:16 — Global on May 2, 2011 for $121.0 million, which we funded, along with other obligations, with cash on hand and $121.4 million drawn on our unsecured line of credit.

W. P. Carey 9/30/2011 10-Q — 10

Notes to Consolidated Financial Statements
Upon consummation of the CPA®:14/16 Merger, we earned revenues of $31.2 million in connection with the termination of the advisory agreement with CPA®:14 and $21.3 million of subordinated disposition revenues. We elected to receive our termination revenue in 2,717,138 shares of CPA®:14, which were exchanged into 3,242,089 shares of CPA®:16 — Global. In addition, we received $11.1 million in cash as a result of the $1.00 per share special cash distribution paid by CPA®:14 to its shareholders. Upon closing of the CPA®:14/16 Merger, we received 13,260,091 shares of common stock of CPA®:16 — Global in respect of our shares of CPA®:14.
Carey Asset Management Corp. (“CAM”), our subsidiary that acts as the advisor to the CPA® REITs, waived any acquisition fees payable by CPA®:16 — Global under its advisory agreement with CAM in respect of the properties acquired in the CPA®:14/16 Merger and also waived any disposition fees that may subsequently be payable by CPA®:16 — Global upon a sale of such assets. As the advisor to CPA®:14, CAM earned acquisition fees related to those properties acquired by CPA®:14 and disposition fees on those properties upon the liquidation of CPA®:14 and, as a result, CAM and CPA®:16 — Global agreed that CAM should not receive fees upon the acquisition or disposition of the same properties by CPA®:16 — Global.
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
As consideration for the Special Interest, we amended our advisory agreement with CPA®:16 — Global to give effect to this UPREIT reorganization and to reflect a revised fee structure whereby (i) our asset management fees are prospectively reduced to 0.5% from 1.0% of the asset value of a property under management, (ii) the former 15% subordinated incentive fee and termination fees have been eliminated and replaced by (iii) a 10% Special General Partner Available Cash Distribution and (iv) the 15% Final Distribution, each defined below. The sum of the new 0.5% asset management fee and the Available Cash Distribution is expected to be lower than the original 1.0% asset management fee; accordingly, the Available Cash Distribution is contractually limited to 0.5% of the value of CPA®:16 — Global’s assets under management. However, as a result of income tax savings, the amount of after-tax cash that we expect to receive pursuant to this revised structure is anticipated to be greater than the amount we received under the previous arrangement. The fee structure related to initial acquisition fees, subordinated acquisition fees and subordinated disposition fees for CPA®:16 — Global remains unchanged.
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
We recorded the Special Interest as an equity investment at its fair value of $28.3 million and an equal amount of deferred revenues (Note 6), which is net of approximately $6.0 million related to our ownership interest of approximately 17.5% in CPA®:16 — Global that was eliminated in our consolidated financial statements. We will recognize the deferred revenue earned from our Special Interest in the Operating Partnership into earnings on a straight-line basis over the expected period of performance, which is currently estimated at three years based on the stated intended life of CPA®:16 — Global as described in its offering documents. The amount of deferred revenue recognized during the three and nine months ended September 30, 2011 was $2.1 million and $3.5 million, respectively, which is net of $0.2 million and $0.4 million in amortization, respectively, associated with the basis differential generated by the Special Interest in the Operating Partnership and our underlying claim on the net assets of CPA®:16 — Global. We determined the fair value of the Special Interest based upon a discounted cash flow model, which included assumptions related to estimated future cash flows of CPA®:16 — Global and the estimated duration of the fee stream of three years.
Other
We are the general partner in a limited partnership (which we consolidate for financial statement purposes) that leases our home office space and participates in an agreement with certain affiliates, including the REITs, for the purpose of leasing office space used for the administration of our operations and the operations of our affiliates and for sharing the associated costs. This limited partnership does

W. P. Carey 9/30/2011 10-Q — 11

Notes to Consolidated Financial Statements
not have any significant assets, liabilities or operations other than its interest in the office lease. The average estimated minimum lease payments for the office lease, inclusive of noncontrolling interests, at September 30, 2011 approximates $3.0 million annually through 2016. The table below presents income from noncontrolling interest partners related to reimbursements from these affiliates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income from noncontrolling interest partners	$680	$564	$1,876	$1,778

The following table presents deferred rent due to affiliates related to this limited partnership, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated balance sheets (in thousands):

	September 30, 2011	December 31, 2010
Deferred rent due to affiliates	$819	$854

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
An employee owns a redeemable noncontrolling interest (Note 12) in W. P. Carey International LLC (“WPCI”), a subsidiary company that structures net lease transactions on behalf of the CPA® REITs outside of the U.S., as well as certain related entities.
In February 2011, we loaned $90.0 million at an annual interest rate of 1.15% to CPA®:17 — Global, which was repaid on April 8, 2011, its maturity date. In May 2011, we loaned $4.0 million at an annual interest rate equal to the 30-day London inter-bank offered rate (“LIBOR”) plus 2.5% to CWI, which was repaid on June 6, 2011, its maturity date. In September 2011, we loaned $2.0 million at an annual interest rate equal to LIBOR plus 0.9% to CWI, of which $1.0 million was repaid on September 13, 2011 and the remaining $1.0 million was repaid on October 6, 2011. In connection with these loans, we received interest income from CPA®:17 — Global and CWI totaling less than $0.1 million and $0.2 million during the three and nine months ended September 30, 2011, respectively.

W. P. Carey 9/30/2011 10-Q — 12

Notes to Consolidated Financial Statements
Note 4. Net Investments in Properties
Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	September 30, 2011	December 31, 2010
Land	$111,793	$111,660
Buildings	519,703	448,932
Less: Accumulated depreciation	(115,319)	(108,032)

	$516,177	$452,560

Operating Real Estate
Operating real estate, which consists primarily of our investments in 21 self-storage properties through Carey Storage and our Livho hotel subsidiary, at cost, is summarized as follows (in thousands):

	September 30, 2011	December 31, 2010
Land	$24,030	$24,030
Buildings	85,794	85,821
Less: Accumulated depreciation	(16,406)	(14,280)

	$93,418	$95,571

Real Estate Acquired
As discussed in Note 3, in connection with the CPA®:14/16 Merger in May 2011, we purchased the remaining interests in certain properties, in which we already had a joint interest, from CPA®:14 as part of the CPA®:14 Asset Sales. These three properties, which were leased to Checkfree, Federal Express and Amylin, had an aggregate fair value of $174.8 million at the date of acquisition. Prior to this purchase, we had consolidated the Checkfree property and accounted for the Federal Express and Amylin properties under the equity method. As part of the transaction, we assumed the related non-recourse mortgages on the Federal Express and Amylin properties. These two mortgages and the mortgage on the Checkfree property had an aggregate fair value of $117.1 million at the date of acquisition (Note 9). Amounts provided are the total amounts attributable to the venture properties and do not represent the proportionate share that we purchased. Upon acquiring the remaining interests in the properties leased to Federal Express and Amylin, we owned 100% of these entities and accounted for these acquisitions as step acquisitions utilizing the purchase method of accounting. Due to the change in control of the ventures that occurred, and in accordance with ASC 810 involving a step acquisition where control is obtained and there is a previously held equity interest, we recorded an aggregate gain of approximately $27.9 million related to the difference between our respective carrying values and the fair values of our previously held interests on the acquisition date. Subsequent to our acquisition, we consolidate all of these wholly-owned properties. The consolidation of these properties resulted in an increase of $90.2 million and $40.8 million to Real estate, net and net lease intangibles, respectively, in May 2011.
Impairment Charges
We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. For investments in real estate in which an impairment indicator is identified, we follow a two-step process to determine whether the investment is impaired and to determine the amount of the charge. First, we compare the carrying value of the real estate to the future net undiscounted cash flow that we expect the real estate will generate, including any estimated proceeds from the eventual sale of the real estate. If this amount is less than the carrying value, the real estate is considered to be impaired, and we then measure the loss as the excess of the carrying value of the real estate over the estimated fair value of the real estate, which is primarily determined using market information such as recent comparable sales or broker quotes. If relevant market information is not available or is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each investment.
During the third quarter of 2011, we recognized an impairment charge of $4.9 million to reduce the carrying value of a multi-tenant property to its estimated fair value, which reflected the estimated selling price. As of the date of this report, this property is being marketed for lease or sale as a result of the tenants vacating the property.

W. P. Carey 9/30/2011 10-Q — 13

Notes to Consolidated Financial Statements
Other
In connection with our prior acquisitions of properties, we have recorded net lease intangibles of $77.1 million, which are being amortized over periods ranging from one year to 40 years. In-place lease, tenant relationship and above-market rent intangibles are included in Intangible assets and goodwill, net in the consolidated financial statements. Below-market rent intangibles are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to Lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization. Net amortization of intangibles, including the effect of foreign currency translation, was $1.3 million and $1.2 million for the three months ended September 30, 2011 and 2010, respectively, and $3.5 million and $4.3 million for the nine months ended September 30, 2011 and 2010, respectively.
Note 5. Finance Receivables
Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivable portfolios consist of our Net investments in direct financing leases and deferred acquisition fees. Operating leases are not included in finance receivables as such amounts are not recognized as an asset in the consolidated balance sheets.
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
Credit Quality of Finance Receivables
We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant defaults. At September 30, 2011 and December 31, 2010, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there have been no modifications of finance receivables. We evaluate the credit quality of our tenant receivables utilizing an internal 5-point credit rating scale, with 1 representing the highest credit quality and 5 representing the lowest. The credit quality evaluation of our tenant receivables was last updated in the third quarter of 2011. We believe the credit quality of our deferred acquisition fees receivable falls under category 1, as all of the CPA® REITs are expected to have the available cash to make such payments.
A summary of our finance receivables by internal credit quality rating for the periods presented is as follows (dollars in thousands):

	Number of Tenants at		Net Investments in Direct Financing Leases at
Internal Credit Quality Indicator	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
1	8	9	$44,877	$49,533
2	6	5	28,447	24,447
3	1	—	2,562	—
4	—	1	—	2,570
5	—	—	—	—

			$75,886	$76,550

At both September 30, 2011 and December 31, 2010, Other assets, net included $0.3 million of accounts receivable related to amounts billed under these direct financing leases.
Note 6. Equity Investments in Real Estate and the REITs
We own interests in the REITs and unconsolidated real estate investments. We account for our interests in these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from other-than-temporary impairments). These investments are summarized below.

W. P. Carey 9/30/2011 10-Q — 14

Notes to Consolidated Financial Statements
REITs
We own interests in the REITs and account for these interests under the equity method because, as their advisor and through our ownership in their common shares, we do not exert control over, but have the ability to exercise significant influence on, the REITs. Shares of the REITs are publicly registered and the REITs file periodic reports with the SEC, but the shares are not listed on any exchange and are not actively traded. We earn asset management and performance revenue from the REITs and have elected, in certain cases, to receive a portion of this revenue in the form of restricted common stock of the REITs rather than cash.
The following table sets forth certain information about our investments in the REITs (dollars in thousands):

	% of Outstanding Shares at		Carrying Amount of Investment at
Fund	September 30, 2011	December 31, 2010	September 30, 2011(a)	December 31, 2010(a)
CPA®:14 (b)	0.0%	9.2%	$—	$87,209
CPA®:15	7.6%	7.1%	91,932	87,008
CPA®:16 — Global (c)	17.7%	5.6%	340,563	62,682
CPA®:17 — Global	0.8%	0.6%	17,081	8,156
CWI (d)	0.6%	100.0%	127	—

			$449,703	$245,055

(a)	Includes asset management fees receivable, for which shares will be issued during the subsequent period.

(b)	In connection with the CPA®:14/16 Merger, we earned termination fees of $31.2 million, which were received in shares of CPA®:14. Upon closing of the CPA®:14/16 Merger (Note 3), our shares of CPA®:14 were exchanged into 13,260,091 shares of CPA®:16 — Global with a fair value of $118.0 million. In connection with this share exchange, we recognized a gain of $2.8 million, which is the difference between the carrying value of our investment in CPA®:14 and the estimated fair value of consideration received in shares of CPA®:16 — Global. This gain is included in Other income and (expenses) within our Investment Management segment.

(c)	In addition to normal operating activities, the increase in carrying value was due to several factors, including (i) our purchase of 13,750,000 shares of CPA®:16 — Global for $121.0 million; (ii) an increase of $118.0 million as a result of the exchange of our shares of CPA®:14 into shares of CPA®:16 — Global in the CPA®:14/16 Merger; (iii) a $0.3 million contribution to acquire the Special Interest in CPA®:16 — Global’s Operating Partnership; and (iv) $28.3 million to reflect the receipt of the Special Interest in CPA®:16 — Global’s Operating Partnership (Note 3).

(d)	Prior to 2011, the operating results of CWI, which had no significant assets, liabilities or operations, were included in our consolidated financial statements, as we owned all of CWI’s outstanding common stock.

W. P. Carey 9/30/2011 10-Q — 15

Notes to Consolidated Financial Statements
The following tables present combined summarized financial information for the REITs. Amounts provided are expected total amounts attributable to the REITs and do not represent our proportionate share (in thousands):

	At September 30, 2011	At December 31, 2010
Assets	$9,265,711	$8,533,899
Liabilities	(5,011,581)	(4,632,709)

Shareholders’ equity	$4,254,130	$3,901,190

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$206,380	$193,116	$612,383	$571,019
Expenses (a)	(143,196)	(114,869)	(437,119)	(410,950)
Impairment charges (b)	(14,341)	(16,557)	(48,955)	(27,698)

Net income	$48,843	$61,690	$126,309	$132,371

(a)	Total net expenses recognized by the REITs during the nine months ended September 30, 2011 included the following items related to the CPA®:14/16 Merger: (i) $78.8 million of net gains recognized by CPA®:14 in connection with the CPA®:14 Asset Sales, of which our share was approximately $7.4 million; (ii) a net bargain purchase gain of $28.5 million recognized by CPA®:16 — Global in connection with the CPA®:14/16 Merger as a result of the fair value of CPA®:14 exceeding the total merger consideration, of which our share was approximately $5.0 million (see below for further discussion involving certain measurement period adjustments that were excluded from the three months ended September 30, 2011); (iii) approximately $13.0 million of expenses incurred by CPA®:16 — Global related to the CPA®:14/16 Merger, of which our share was approximately $2.4 million; and (iv) a $2.8 million net loss recognized by CPA®:16 — Global in connection with the prepayment of certain non-recourse mortgages, of which our share was approximately $0.5 million.

(b)	As a result of the impairment charges recognized by the REITs, our income earned from these investments was reduced by $1.1 and $1.3 million during the three months ended September 30, 2011 and 2010, respectively, and by $6.2 million and $2.1 million during the nine months ended September 30, 2011 and 2010, respectively.
As disclosed in its financial statements, CPA®:16 — Global had not completed the initial accounting for the May 2, 2011 CPA®:14/16 Merger by the end of the reporting period in which the business combination had occurred. During the third quarter of 2011, CPA®:16 — Global identified certain measurement period adjustments that impacted its provisional acquisition accounting (the “CPA®:16 — Global Measurement Period Adjustments”). Our proportionate share of the CPA®:16 — Global Measurement Period Adjustments was approximately $2.6 million, which is reflected in the nine months ended September 30, 2011. In accordance with ASC 805-10-25, we have not recorded our proportionate share of the CPA®:16 — Global Measurement Period Adjustments during the three months ended September 30, 2011. Rather, such amounts will be reflected in all future financial statements which include the three months ended June 30, 2011.
We recognized income from our equity investments in the REITs of $6.0 million and $1.9 million for the three months ended September 30, 2011 and 2010, respectively, and $15.9 million and $7.0 million for the nine months ended September 30, 2011 and 2010, respectively. In addition, we received distributions of available cash from the CPA®:16 — Global and CPA®:17 — Global operating partnerships totaling $4.5 million and $1.7 million during the three months ended September 30, 2011 and 2010, respectively, and $8.3 million and $3.4 million for the nine months ended September 30, 2011 and 2010, respectively, which we recorded as Income from equity investments in the REITs within the Investment Management segment. We also earned deferred revenue from our Special Interest in the Operating Partnership of CPA®:16 — Global of $2.1 million and $3.5 million during the three and nine months ended September 30, 2011, respectively. Our proportionate share of income or loss recognized from our equity investments in the REITs is impacted by several factors, including impairment charges recorded by the REITs.
Interests in Unconsolidated Real Estate Investments
We own interests in single-tenant net leased properties that are leased to corporations through noncontrolling interests (i) in partnerships and limited liability companies that we do not control but over which we exercise significant influence or (ii) as tenants-in-common subject to common control. Generally, the underlying investments are jointly-owned with affiliates. We account for these investments under the equity method of accounting.

W. P. Carey 9/30/2011 10-Q — 16

Notes to Consolidated Financial Statements
The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying value of these ventures is affected by the timing and nature of distributions (dollars in thousands):

	Ownership Interest	Carrying Value at
Lessee	at September 30, 2011	September 30, 2011	December 31, 2010
Schuler A.G. (a) (b)	33%	$22,601	$20,493
Carrefour France, SAS (a)	46%	20,446	18,274
The New York Times Company	18%	19,392	20,191
U.S. Airways Group, Inc. (b)	75%	7,505	7,934
Medica — France, S.A. (a) (c)	46%	4,490	5,232
Hologic, Inc. (b)	36%	4,399	4,383
Childtime Childcare, Inc. (d)	34%	4,278	1,862
Consolidated Systems, Inc. (b)	60%	3,507	3,388
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	5%	1,063	1,086
Symphony IRI Group, Inc. (e)	0%	—	3,375
Federal Express Corporation (f) (g) (h)	100%	—	(4,272)
Amylin Pharmaceuticals, Inc. (g) (h) (i)	100%	—	(4,707)

		$87,681	$77,239

(a)	The carrying value of the investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(b)	Represents tenant-in-common interest.

(c)	The decrease in carrying value was due to cash distributions made to us by the venture.

(d)	In January 2011, we made a contribution of $2.1 million to the venture to pay off our share of its maturing mortgage loan.

(e)	In June 2011, this venture sold its property and distributed the proceeds to the venture partners. We have no further economic interest in this venture.

(f)	In 2010, this venture refinanced its maturing non-recourse mortgage debt with new non-recourse financing and distributed the net proceeds to the venture partners. Our share of the distribution was $5.5 million, which exceeded our total investment in the venture at that time.

(g)	At December 31, 2010, we intended to fund our share of the venture’s future operating deficits if the need arose. However, we had no legal obligation to pay for any of the venture’s liabilities nor did we have any legal obligation to fund operating deficits.

(h)	In connection with the CPA®:14/16 Merger in May 2011, we purchased the remaining interest in this investment from CPA®:14. Subsequent to the acquisition, we consolidate this investment as our ownership interest in the investment is now 100% (Note 4).

(i)	In 2007, this venture refinanced its existing non-recourse mortgage debt with new non-recourse financing based on the appraised value of its underlying real estate and distributed the proceeds to the venture partners. Our share of the distribution was $17.6 million, which exceeded our total investment in the venture at that time.
The following tables present combined summarized financial information of our venture properties. Amounts provided are the total amounts attributable to the venture properties and do not represent our proportionate share (in thousands):

	September 30, 2011	December 31, 2010
Assets	$1,041,239	$1,151,859
Liabilities	(715,365)	(818,238)

Partners’/members’ equity	$325,874	$333,621

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$28,463	$35,086	$89,381	$111,144
Expenses	(16,386)	(19,292)	(57,125)	(58,949)
Impairment charge(a)	—	—	(8,602)	—

Net income	$12,077	$15,794	$23,654	$52,195

W. P. Carey 9/30/2011 10-Q — 17

Notes to Consolidated Financial Statements

(a)	Represents an impairment charge incurred by a venture that leases property to the Symphony IRI Group, Inc. in connection with a potential sale of the property, of which our share was approximately $0.4 million. The venture completed the sale in June 2011.
We recognized income from equity investments in real estate of $3.4 million and $2.5 million for the three months ended September 30, 2011 and 2010, respectively, and $9.6 million and $12.4 million for the nine months ended September 30, 2011 and 2010, respectively. Income from equity investments in real estate represents our proportionate share of the income or losses of these ventures as well as certain depreciation and amortization adjustments related to other-than-temporary impairment charges.
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
Derivative Assets and Liabilities — Our derivative assets and liabilities are primarily comprised of interest rate swaps or caps. These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates. These derivative instruments were classified as Level 2 because they are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.
Other Securities — Our other securities are primarily comprised of our investment in an India growth fund and our interest in a commercial mortgage loan securitization. These funds are not traded in an active market. We estimated the fair value of these securities using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3.
Redeemable Noncontrolling Interest — We account for our noncontrolling interest in WPCI as a redeemable noncontrolling interest. We determined the valuation of the redeemable noncontrolling interest using widely accepted valuation techniques, including expected discounted cash flows of the investment as well as the income capitalization approach, which considers prevailing market capitalization rates. We classified this liability as Level 3.

W. P. Carey 9/30/2011 10-Q — 18

Notes to Consolidated Financial Statements
The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis. Assets and liabilities presented below exclude assets and liabilities owned by unconsolidated ventures (in thousands):

		Fair Value Measurements at September 30, 2011 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$35	$35	$—	$—
Other securities	1,599	—	—	1,599

Total	$1,634	$35	$—	$1,599

Liabilities:
Derivative liabilities	$3,846	$—	$3,846	$—
Redeemable noncontrolling interest	6,631	—	—	6,631

Total	$10,477	$—	$3,846	$6,631

		Fair Value Measurements at December 31, 2010 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$37,154	$37,154	$—	$—
Other securities	1,726	—	—	1,726
Derivative assets	312	—	312	—

Total	$39,192	$37,154	$312	$1,726

Liabilities:
Derivative liabilities	$969	$—	$969	$—
Redeemable noncontrolling interest	7,546	—	—	7,546

Total	$8,515	$—	$969	$7,546

W. P. Carey 9/30/2011 10-Q — 19

Notes to Consolidated Financial Statements

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3 Only)
	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
	Assets	Liabilities	Assets	Liabilities
		Redeemable		Redeemable
	Other	Noncontrolling	Other	Noncontrolling
	Securities	Interest	Securities	Interest
Beginning balance	$1,601	$6,792	$1,717	$7,119
Total gains or losses (realized and unrealized):
Included in earnings	3	637	2	106
Included in other comprehensive (loss) income	(5)	(8)	4	10
Distributions paid	—	(199)	—	(200)
Redemption value adjustment	—	(591)	—	(148)

Ending balance	$1,599	$6,631	$1,723	$6,887

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$3	$—	$2	$—

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3 Only)
	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Assets	Liabilities	Assets	Liabilities
		Redeemable		Redeemable
	Other	Noncontrolling	Other	Noncontrolling
	Securities	Interest	Securities	Interest
Beginning balance	$1,726	$7,546	$1,687	$7,692
Total gains or losses (realized and unrealized):
Included in earnings	1	1,241	2	698
Included in other comprehensive (loss) income	(8)	1	11	(7)
Purchases	53	—	23	—
Settlements	(173)	—	—	—
Distributions paid	—	(875)	—	(810)
Redemption value adjustment	—	(1,282)	—	(686)

Ending balance	$1,599	$6,631	$1,723	$6,887

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$1	$—	$2	$—

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the three and nine months ended September 30, 2011 and 2010. Gains and losses (realized and unrealized) included in earnings for other securities are reported in Other income and (expenses) in the consolidated financial statements.

W. P. Carey 9/30/2011 10-Q — 20

Notes to Consolidated Financial Statements
Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

	At September 30, 2011		At December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Deferred acquisition fees receivable	$31,022	$30,414	$31,419	$32,485
Non-recourse debt	335,354	327,937	255,232	255,460
Line of credit	253,160	250,800	141,750	140,600
We determined the estimated fair value of our debt instruments using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both September 30, 2011 and December 31, 2010.
Items Measured at Fair Value on a Non-Recurring Basis
We perform an assessment, when required, of the value of certain of our real estate investments in accordance with current authoritative accounting guidance. As part of that assessment, we determine the valuation of these assets using widely accepted valuation techniques, including expected discounted cash flows or an income capitalization approach, which considers prevailing market capitalization rates. We review each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. As a result of our assessments, we calculated impairment charges, which were based on market conditions and assumptions that existed at the time. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.
The following table presents information about our other assets that were measured on a fair value basis for the periods presented. All of the impairment charges were measured using unobservable inputs (Level 3) and were recorded based on market conditions and assumptions that existed at the time (in thousands):

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
	Measurements	Charges	Measurements	Charges
Impairment Charges From Continuing Operations:
Real estate	$4,473	$4,934	$—	$—
Equity investments in real estate	—	—	22,846	1,394

	4,473	4,934	22,846	1,394

Impairment Charges From Discontinued Operations:
Real estate	—	—	521	481

	$4,473	$4,934	$23,367	$1,875

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
	Measurements	Charges	Measurements	Charges
Impairment Charges From Continuing Operations:
Real estate	$4,473	$4,934	$—	$—
Equity investments in real estate	1,554	206	22,846	1,394

	6,027	5,140	22,846	1,394

Impairment Charges From Discontinued Operations:
Real estate	350	41	6,923	8,618

	$6,377	$5,181	$29,769	$10,012

W. P. Carey 9/30/2011 10-Q — 21

Notes to Consolidated Financial Statements
Note 8. Risk Management
In the normal course of our ongoing business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are primarily subject to interest rate risk on our interest-bearing liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans, as well as changes in the value of our other securities and the shares we hold in the REITs due to changes in interest rates or other market factors. In addition, we own investments in the European Union and are subject to the risks associated with changing foreign currency exchange rates.
Portfolio Concentration Risk
Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized contractual minimum base rent for the third quarter of 2011, in certain areas, as shown in the table below. The percentages in the table below represent our directly-owned real estate properties and do not include our pro rata share of equity investments.

Region:	At September 30, 2011
Texas	18%
California	17%
Tennessee	12%
Georgia	10%
Other U.S.	32%

Total U.S.	89%
Total Europe	11%

Total	100%

Asset Type:
Office	44%
Industrial	31%
Warehouse/Distribution	16%
Other	9%

Total	100%

Tenant Industry:
Business and commercial services	19%
Transportation — Cargo	11%
Other	70%

Total	100%

Except for our investment in CPA®:16 — Global, there were no significant concentrations, individually or in the aggregate, related to our unconsolidated ventures. At September 30, 2011 we owned 17.7% of CPA®:16 — Global, which has total assets of approximately $3.7 billion consisting of a portfolio comprised of full or partial ownership interests in 528 properties substantially all of which were triple-net leased to 148 tenants, and has certain concentrations within its portfolio, which are outlined in its periodic filings.
Note 9. Debt
Lines of Credit
We have a $250.0 million unsecured revolving line of credit with various lenders that matures in June 2012. This unsecured line of credit provides for an annual interest rate, at our election, of either (i) LIBOR plus a spread that ranges from 75 to 120 basis points depending on our leverage, or (ii) the greater of the lender’s prime rate and the federal funds effective rate, plus 50 basis points. In

W. P. Carey 9/30/2011 10-Q — 22

Notes to Consolidated Financial Statements
addition, we pay an annual fee ranging between 12.5 and 20 basis points on the unused portion of the unsecured line of credit, depending on our leverage ratio. Based on our leverage ratio at September 30, 2011, we pay interest at LIBOR, or 0.25% at that date, plus 90 basis points and pay 15 basis points on the unused portion of the unsecured line of credit. At September 30, 2011, the outstanding balance on the unsecured line of credit was $243.2 million, an increase of $101.4 million since December 31, 2010. Net borrowings under our unsecured line of credit were primarily used to fund the purchase of CPA®:16 — Global shares from CPA®:16 — Global in order to facilitate the CPA®:14/16 Merger (Note 3). In addition, as of September 30, 2011, our lender had issued letters of credit totaling $6.8 million on our behalf in connection with certain contractual obligations. When issued, letters of credit reduce amounts that may be drawn under the unsecured line of credit.
On May 2, 2011, we obtained a $30.0 million secured revolving line of credit from Bank of America. The secured line of credit provides for an annual interest rate (as defined in the credit facility agreement) of either: (i) the “Adjusted LIBO Rate” plus 2.5%, or (ii) the “Alternative Base Rate” plus 3.50%. In addition, we paid a commitment fee of 0.25%, or $0.1 million, and are required to pay a 0.5% annual fee on the unused portion of the line of credit. This new line of credit is collateralized by five properties with a carrying value of approximately $51.0 million at September 30, 2011, and is coterminous with the unsecured line of credit, expiring in June 2012. At September 30, 2011, the outstanding balance on this line of credit was $10.0 million with an annual interest rate of Adjusted LIBO Rate plus 2.5%, or 2.8%. Borrowing under this line of credit was used to fund tax payments primarily related to the cash receipts from the CPA®:14/16 Merger.
The secured line of credit facility agreement stipulates six financial covenants that are similar to those of our unsecured revolving line of credit, as discussed in our 2010 Annual Report, which require us to maintain certain ratios and benchmarks at the end of each quarter. We were in compliance with the covenants on both our secured and unsecured lines of credit at September 30, 2011.
Non-Recourse Debt
Non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real property, and direct financing leases, with an aggregate carrying value of $439.4 million at September 30, 2011. Our mortgage notes payable had fixed annual interest rates ranging from 3.1% to 7.8% and variable annual interest rates ranging from 1.2% to 7.3% with maturity dates ranging from 2012 to 2020 at September 30, 2011.
In connection with our acquisition of three properties from CPA®:14 in May 2011 as part of the CPA®:14 Asset Sales (Note 4), we assumed two non-recourse mortgages with an aggregate fair value of $87.6 million (and a carrying value of $88.7 million) on the date of acquisition and recorded a net fair market value adjustment of $1.1 million. The fair market value adjustment will be amortized to interest expense over the remaining lives of the loans. These mortgages have a weighted-average annual fixed interest rate and remaining term of 5.8% and 8.3 years, respectively.
During the nine months ended September 30, 2011, we refinanced two maturing non-recourse mortgages totaling $10.5 million with new financing totaling $11.9 million and obtained new financing on an unencumbered property of $5.0 million at a weighted-average annual interest rate and term of 5.1% and 5.2 years, respectively. Additionally, during the nine months ended September 30, 2011, Carey Storage borrowed a total of $4.0 million that is secured by individual mortgages on, and cross-collateralized by, ten properties in the Carey Storage portfolio. These borrowings have a weighted-average annual interest rate and term of 6.8% and 8.2 years, respectively.

W. P. Carey 9/30/2011 10-Q — 23

Notes to Consolidated Financial Statements
Scheduled Debt Principal Payments
Scheduled debt principal payments during each of the next five calendar years following September 30, 2011 and thereafter are as follows (in thousands):

Total
2011 (remainder)	$2,352
2012 (a)	290,825
2013	8,875
2014	12,651
2015	49,017
Thereafter through 2020	225,885

589,605
Fair market value adjustments	(1,091)

Total	$588,514

(a)	Includes $243.2 million and $10.0 million outstanding under our unsecured and secured lines of credit, respectively, at September 30, 2011.
Certain amounts in the table above are based on the applicable foreign currency exchange rate at September 30, 2011.
Note 10. Commitments and Contingencies
At September 30, 2011, we were not involved in any material litigation.
Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.
Note 11. Equity and Stock-Based and Other Compensation
Stock-Based Compensation
The total compensation expense (net of forfeitures) for our stock-based compensation plans was $4.4 million and $1.8 million for the three months ended September 30, 2011 and 2010, respectively, and $13.1 million and $6.7 million for the nine months ended September 30, 2011 and 2010, respectively, all of which are included in General and administrative expenses in the consolidated financial statements. Total stock-based compensation expense for the nine months ended September 30, 2011 included an additional $2.4 million of compensation expense as a result of revising the expected vesting of the performance share units (“PSUs”) granted in 2009 and 2010. The tax benefit recognized by us related to these plans totaled $1.9 million and $0.8 million for the three months ended September 30, 2011 and 2010, respectively, and $5.8 million and $2.9 million for the nine months ended September 30, 2011 and 2010, respectively.
There has been no significant activity or changes to the terms and conditions of any of our stock-based compensation plans or arrangements during 2011, other than as described below.
2009 Share Incentive Plan
In January 2011, the compensation committee of our board of directors approved long-term incentive (“LTIP”) awards to key employees consisting of 178,550 restricted stock units (“RSUs”), which represent the right to receive shares of our common stock based on established restrictions, and 191,600 PSUs, which represent the right to receive shares of our common stock based on the level of achievement during a specified performance period of one or more performance goals set by the compensation committee. The RSUs are scheduled to vest over three years. Vesting of the PSUs is conditioned upon certain performance goals being met by us during the performance period from January 1, 2011 through December 31, 2013. The ultimate number of shares to be issued upon vesting of PSUs will depend on the extent to which we meet the performance goals and can range from zero to three times the original “target” awards noted above. In March 2011, the compensation committee approved additional LTIP awards to key employees

W. P. Carey 9/30/2011 10-Q — 24

Notes to Consolidated Financial Statements
consisting of 160,000 RSUs with a vesting period of four years and 120,000 PSUs with a vesting period of three years from January 1, 2011 to December 31, 2013. In June 2011, the compensation committee approved 60,000 RSUs with vesting periods ranging from one to five years and 86,000 RSUs that are scheduled to vest over three years to key employees. Based in part on our results through September 30, 2011 and expectations at that date regarding our future performance, we currently anticipate that the performance goals for the PSUs granted in 2011 will be met at target level, which is equal to the amount of the award at the grant date. As a result of the 2011 awards, we currently expect to recognize compensation expense totaling approximately $29.6 million over the vesting period, of which $2.6 million and $5.7 million was recognized during the three and nine months ended September 30, 2011, respectively. During the second quarter of 2011, in connection with a review of our current and expected performance versus the performance goals on the PSUs that were issued in 2009 and 2010, we revised our estimate of the ultimate number of certain of the PSUs to be vested. As a result, we recorded an additional $2.4 million of stock-based compensation expense to reflect the number of shares expected to be issued when these PSUs vest in 2012 and 2013. We review our performance against these goals on an ongoing basis and update expectations as warranted.
2009 Non-Employee Directors Incentive Plan
The 2009 non-employee directors’ incentive plan authorizes the issuance of 325,000 shares of our common stock in the aggregate and initially provided for the automatic annual grant of RSUs with a total value of $50,000 to each director. In January 2011, the compensation committee of our board of directors approved an increase in the value of the annual grant to $70,000 per director, effective as of July 1, 2011. In July 2011, a total of 17,335 RSUs were granted to 10 independent directors, all of which were fully vested upon grant, although the actual delivery of the underlying shares is deferred until the date that the director leaves the board. As a result of the 2011 awards, we recognized compensation expense of $0.7 million during the third quarter of 2011.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income attributable to W. P. Carey members	$25,202	$16,346	$129,988	$54,191
Allocation of distribution equivalents paid on unvested restricted stock units in excess of net income	(371)	(116)	(1,914)	(348)

Net income — basic	24,831	16,230	128,074	53,843
Income effect of dilutive securities, net of taxes	355	66	695	398

Net income — diluted	$25,186	$16,296	$128,769	$54,241

Weighted average shares outstanding — basic	39,861,064	39,180,719	39,794,506	39,161,086
Effect of dilutive securities	543,456	537,212	629,810	613,036

Weighted average shares outstanding — diluted	40,404,520	39,717,931	40,424,316	39,774,122

Securities included in our diluted earnings per share determination consist of stock options and restricted stock awards. Securities totaling 1,045,700 shares and 920,273 shares for the three and nine months ended September 30, 2010, respectively, were excluded from the earnings per share computations above as their effect would have been anti-dilutive. These securities did not have any anti-dilutive effect during the current year periods.

W. P. Carey 9/30/2011 10-Q — 25

Notes to Consolidated Financial Statements
Note 12. Noncontrolling Interests
Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Other than our acquisition of the noncontrolling interest in a property from CPA®:14 in connection with the CPA®:14 Asset Sales (Note 4), there were no changes in our ownership interest in any of our consolidated subsidiaries for the nine months ended September 30, 2011.
The following tables present a reconciliation of total equity, the equity attributable to our shareholders and the equity attributable to noncontrolling interests (in thousands):

	Nine Months Ended September 30, 2011
		W. P. Carey	Noncontrolling
	Total Equity	Members	Interests
Balance at January 1	$665,474	$625,013	$40,461
Shares issued	1,034	1,034	—
Contributions	2,341	—	2,341
Redemption value adjustment	1,282	1,282	—
Purchase of noncontrolling interest (a)	(7,491)	(5,879)	(1,612)
Net income (loss)	128,693	129,988	(1,295)
Stock-based compensation expense	13,026	13,026	—
Windfall tax benefit — share incentive plans	2,051	2,051	—
Distributions	(69,648)	(65,174)	(4,474)
Change in other comprehensive loss	(1,321)	(1,176)	(145)
Shares repurchased	(4,301)	(4,301)	—

Balance at September 30	$731,140	$695,864	$35,276

	Nine Months Ended September 30, 2010
		W. P. Carey	Noncontrolling
	Total Equity	Members	Interests
Balance at January 1	$632,408	$625,633	$6,775
Shares issued	3,537	3,537	—
Contributions	11,403	—	11,403
Redemption value adjustment	686	686	—
Tax impact of purchase of WPCI interest	(1,637)	(1,637)	—
Net income (loss)	53,696	54,191	(495)
Stock-based compensation expense	6,695	6,695	—
Reclassification of the noncontrolling interest in Carey Storage (b)	22,402	—	22,402
Windfall tax benefit — share incentive plans	1,226	1,226	—
Distributions	(62,479)	(61,267)	(1,212)
Change in other comprehensive (loss) income	(1,882)	(2,911)	1,029
Shares repurchased	(2,060)	(2,060)	—

Balance at September 30	$663,995	$624,093	$39,902

(a)	In May 2011, we purchased the noncontrolling interest in the Checkfree venture from CPA®:14 at a total cost of $7.5 million as part of the CPA®:14 Asset Sales. In connection with the purchase, we recorded a $5.9 million reduction in Listed shares, which represents the excess of the fair value of the noncontrolling interest over its carrying value.

(b)	During the third quarter of 2010, Carey Storage amended its agreement with a third-party investor, which, among other things, removed a contingent option held by Carey Storage. However, Carey Storage retained a controlling interest in the entity that owns the self-storage properties. As a result, we reclassified the third-party investor’s interest from Accounts payable, accrued expenses and other liabilities to Noncontrolling interests on our consolidated balance sheet.

W. P. Carey 9/30/2011 10-Q — 26

Notes to Consolidated Financial Statements
Redeemable Noncontrolling Interest
We account for the noncontrolling interest in WPCI held by one of our officers (Note 3) as a redeemable noncontrolling interest, as we have an obligation to repurchase the interest from that officer, subject to certain conditions. The officer’s interest is reflected at estimated redemption value for all periods presented. Redeemable noncontrolling interest, as presented on the consolidated balance sheets, reflects an adjustment of $1.3 million and $0.5 million at September 30, 2011 and December 31, 2010, respectively, to present the noncontrolling interest at redemption value.
The following table presents a reconciliation of redeemable noncontrolling interest (in thousands):

	Nine Months Ended September 30,
	2011	2010
Balance at January 1,	$7,546	$7,692
Redemption value adjustment	(1,282)	(686)
Net income	1,241	698
Distributions	(875)	(810)
Change in other comprehensive income (loss)	1	(7)

Balance at September 30,	$6,631	$6,887

Note 13. Income Taxes
Income tax provision for the three months ended September 30, 2011 and 2010 was $5.9 million and $3.4 million, respectively, while the income tax provision for the nine months ended September 30, 2011 and 2010 was $38.5 million and $14.2 million, respectively. The difference in the provision for income taxes reflected in the consolidated statements of income as compared to the provision calculated at the statutory federal income tax rate is primarily attributable to state and foreign income taxes, the tax classification of entities in the consolidated group and various permanent differences between pre-tax GAAP income and taxable income.
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
Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2008 through 2011 remain open to examination by the major taxing jurisdictions to which we are subject.
Our wholly-owned subsidiary, Carey REIT II, Inc. (“Carey REIT II”), owns our real estate assets and has elected to be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code. In connection with the CPA®:14/16 Merger in May 2011, we formed a wholly-owned subsidiary, Carey REIT III, Inc. (“Carey REIT III”), to hold a special membership interest in the newly formed operating partnership of CPA®:16 — Global (Note 3). Carey REIT III has also elected to be taxed as a real estate investment trust under the Internal Revenue Code. We believe we have operated, and we intend to continue to operate, in a manner that allows Carey REIT II and Carey REIT III to continue to qualify as real estate investment trusts. Under the real estate investment trust operating structure, Carey REIT II and Carey REIT III are permitted to deduct distributions paid to our shareholders and generally will not be required to pay U.S. federal income taxes. Accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements related to either Carey REIT II or Carey REIT III.

W. P. Carey 9/30/2011 10-Q — 27

Notes to Consolidated Financial Statements
Note 14. Segment Reporting
We evaluate our results from operations by our two major business segments — Investment Management and Real Estate Ownership (Note 1). Effective January 1, 2011, we include our equity investments in the REITs in our Real Estate Ownership segment. The equity income or loss from the REITs that is now included in our Real Estate Ownership segment represents our proportionate share of the revenue less expenses of the net-leased properties held by the REITs. This treatment is consistent with that of our directly-owned properties. Results for the three and nine months ended September 30, 2010 have been reclassified to conform to the current period presentation. The following table presents a summary of comparative results of these business segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Investment Management
Revenues (a)	$53,354	$38,089	$204,968	$130,648
Operating expenses (a)	(39,542)	(31,492)	(119,780)	(97,244)
Other, net (b)	7,000	2,542	14,226	5,431
Provision for income taxes	(5,075)	(3,045)	(38,511)	(12,993)

Income from continuing operations attributable to W. P. Carey members	$15,737	$6,094	$60,903	$25,842

Real Estate Ownership (c)
Revenues	$25,018	$20,012	$68,272	$58,814
Operating expenses	(18,863)	(10,179)	(42,911)	(30,063)
Interest expense	(5,989)	(4,169)	(15,660)	(11,391)
Other, net (b)	9,039	5,018	57,544	18,730
Provision for income taxes	(856)	(332)	(30)	(1,247)

Income from continuing operations attributable to W. P. Carey members	$8,349	$10,350	$67,215	$34,843

Total Company
Revenues (a)	$78,372	$58,101	$273,240	$189,462
Operating expenses (a)	(58,405)	(41,671)	(162,691)	(127,307)
Interest expense	(5,989)	(4,169)	(15,660)	(11,391)
Other, net (b)	16,039	7,560	71,770	24,161
Provision for income taxes	(5,931)	(3,377)	(38,541)	(14,240)

Income from continuing operations attributable to W. P. Carey members	$24,086	$16,444	$128,118	$60,685

	Total Long-Lived Assets at(d)		Total Assets at
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Investment Management	$2,871	$3,729	$137,775	$123,921
Real Estate Ownership	1,222,865	946,976	1,331,114	1,048,405

Total Company	$1,225,736	$950,705	$1,468,889	$1,172,326

(a)	Included in revenues and operating expenses are reimbursable costs from affiliates totaling $14.7 million and $15.3 million for the three months ended September 30, 2011 and 2010, respectively, and $49.5 million and $44.7 million for the nine months ended September 30, 2011 and 2010, respectively.

(b)	Includes Interest income, Income from equity investments in real estate and the REITs, Gain on change in control of interests, Income (loss) attributable to noncontrolling interests and Other income and (expenses).

(c)	Included within the Real Estate Ownership segment is our total investment in shares of CPA®:16 — Global, which represents approximately 23% of our total assets at September 30, 2011 (Note 6).

(d)	Long-lived assets include Net investments in real estate and intangible assets related to management contracts.

W. P. Carey 9/30/2011 10-Q — 28

Notes to Consolidated Financial Statements
At September 30, 2011, our international investments within our Real Estate Ownership segment were comprised of investments in France, Poland, Germany and Spain. The following tables present information about these investments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Lease revenues	$2,115	$1,809	$6,248	$4,645
Income from equity investments in real estate	1,570	185	4,719	3,161

	$3,685	$1,994	$10,967	$7,806

	September 30, 2011	December 31, 2010
Long-lived assets	$69,777	$69,126

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
The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$965	$988	$2,249	$4,021
Expenses	(461)	(605)	(1,610)	(2,357)
Gain on deconsolidation of a subsidiary	1,008	—	1,008	—
(Loss) gain on sale of real estate	(396)	—	264	460
Impairment charges	—	(481)	(41)	(8,618)

Income (loss) from discontinued operations	$1,116	$(98)	$1,870	$(6,494)

2011 — During the nine months ended September 30, 2011, we sold six domestic properties for $11.0 million, net of selling costs, and recognized a net gain on these sales of $0.3 million, excluding impairment charges of $2.7 million previously recognized during the nine months ended September 30, 2010. (Loss) gain on sale of real estate recognized during the nine months ended September 30, 2011 included a net loss of $0.4 million related to properties sold during the third quarter of 2011.
In September 2011, one of our subsidiaries consented to a court order appointing a receiver when it stopped making payments on the non-recourse debt obligation on a property after the tenant, Career Education Institute, vacated it. As we no longer have control over the activities that most significantly impact the economic performance of this subsidiary following possession of the property by the receiver, we deconsolidated the subsidiary during the third quarter of 2011. As of the date of deconsolidation, the property had a carrying value of $5.3 million, reflecting the impact of impairment charges totaling $5.6 million recognized during the fourth quarter of 2010, and the related non-recourse mortgage loan had an outstanding balance of $6.3 million. In connection with the deconsolidation, we recognized a gain of $1.0 million during the third quarter of 2011. We believe that our retained interest in this deconsolidated entity had no value at the date of deconsolidation.
2010 — During the nine months ended September 30, 2010, we sold six domestic properties for $14.6 million, net of selling costs, and recognized a net gain on these sales of $0.5 million, excluding impairment charges of $5.6 million and $5.1 million that were previously recognized in 2010 and 2009, respectively. In addition, in April 2010, we entered into an agreement to sell a property. In connection with the proposed sale, we recorded impairment charges totaling $0.3 million during the nine months ended September 30, 2010 to reduce the carrying value of the property to its contracted selling price. We completed this sale in November 2010.

W. P. Carey 9/30/2011 10-Q — 29

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
Business Overview
We provide long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and manage a global investment portfolio of more than 990 properties, including our owned portfolio. We operate in two business segments — Investment Management and Real Estate Ownership, as described below.
Investment Management — As of September 30, 2011, we provided services to four affiliated publicly-owned, non-listed real estate investment trusts: CPA®:15, CPA®:16 — Global, CPA®:17 — Global and CWI. In May 2011, another affiliated publicly-owned, non-listed real estate investment trust, CPA®:14, merged with and into a subsidiary of CPA®:16 — Global. We structure and negotiate investments and debt placement transactions for the REITs, for which we earn structuring revenue, and manage their portfolios of real estate investments, for which we earn asset-based management and performance revenue. We earn asset-based management and performance revenue from the CPA® REITs based on the value of their real estate-related and, for CWI, its lodging-related assets under management. As funds available to the REITs are invested, the asset base from which we earn revenue increases. In addition, we also receive a percentage of distributions of available cash from the operating partnerships of CPA®:17 — Global, CWI, and subsequent to the CPA®:14/16 Merger, CPA®:16 — Global. We may also earn incentive and disposition revenue and receive other compensation in connection with providing liquidity alternatives to the REIT shareholders, as we did for CPA®:14 shareholders with the CPA®:14/16 Merger.
Real Estate Ownership — We own and invest in commercial properties in the U.S. and the European Union that are then leased to companies, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. We may also invest in other properties if opportunities arise. We own interests in the REITs and account for these interests under the equity method. Our equity income or loss from the REITs represents our proportionate share of the revenue, less expenses, of the net-leased properties held by the REITs. At September 30, 2011, our portfolio was comprised of our full or partial ownership interest in 158 properties, including certain properties in which the CPA® REITs have an ownership interest. Substantially all of these properties, totaling approximately 14 million square feet (on a pro rata basis), were net leased to 74 tenants, with an occupancy rate of approximately 91%. In addition, Carey Storage has interests in 21 self storage properties. Collectively, at September 30, 2011, the CPA® REITs owned all or a portion of over 830 properties, including certain properties in which we have an ownership interest. Substantially all of these properties, totaling approximately 106 million square feet (on a pro rata basis), were net leased to 226 tenants, with an average occupancy rate of approximately 98%. In addition, CPA®:17 — Global owns 35 self-storage properties and retains a fee interest in a hotel property, and CWI has interests in two ventures that own a total of three domestic hotel properties.
Financial Highlights
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total revenues (excluding reimbursed costs from affiliates)	$63,665	$42,845	$223,755	$144,766
Net income attributable to W. P. Carey members	25,202	16,346	129,988	54,191
Cash flow from operating activities			62,652	52,268

Distributions paid	22,211	20,135	63,060	72,625

Supplemental financial measures:
Funds from operations — as adjusted (AFFO)	41,550	27,607	153,644	94,593
Adjusted cash flow from operating activities			74,478	64,933
We consider the performance metrics listed above, including certain supplemental metrics that are not defined by GAAP (“non-GAAP”), such as Funds from operations — as adjusted (“AFFO”) and Adjusted cash flow from operating activities, to be important

W. P. Carey 9/30/2011 10-Q — 30

measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on increasing and enhancing the value, quality and amount of assets under management by our Investment Management segment and the ability to generate the cash flow necessary to meet our objectives in our Real Estate Ownership segment. Results of operations by reportable segment are described below in Results of Operations. See Supplemental Financial Measures below for our definition of these non-GAAP measures and reconciliations to their most directly comparable GAAP measure.
Total revenues increased during the three and nine months ended September 30, 2011 as compared to the same periods in 2010. A higher volume of investments structured on behalf of the REITs and the incentive, termination and subordinated disposition revenue recognized in connection with providing a liquidity event for CPA®:14 shareholders in May 2011 contributed to increases in revenues from our Investment Management segment. New investments that we entered into during 2010 and 2011, including the properties we purchased in May 2011 from CPA®:14 in connection with the CPA®:14 Asset Sales (Note 3), contributed to the increases in revenues from our Real Estate Ownership segment.
Net income attributable to W. P. Carey members increased during the three and nine months ended September 30, 2011 as compared to the same periods in 2010. Results from operations in our Investment Management segment were significantly higher during the current year periods as a result of higher volume of investments structured on behalf of the REITs and the incentive, termination and subordinated disposition revenue recognized in May 2011 in connection with providing a liquidity event for CPA®:14 shareholders. Results from operations in our Real Estate Ownership segment benefited from income generated from the properties we purchased from CPA®:14 and gains recognized in May 2011 in connection with the CPA®:14 Asset Sales.
Cash flow from operating activities increased during the nine months ended September 30, 2011 as compared to the same period in 2010, primarily due to subordinated disposition revenues received in connection with providing a liquidity event to CPA®:14 shareholders through the CPA®:14/16 Merger.
For the three and nine months ended September 30, 2011 as compared to the same periods in 2010, our AFFO supplemental measure increased. AFFO attributable to our Investment Management segment benefited from the higher volume of investments that we structured on behalf of the REITs in the current year periods and the incentive, termination and subordinated disposition revenue recognized in connection with providing a liquidity event for CPA®:14 shareholders in May 2011. AFFO attributable to our Real Estate Ownership segment increased in the current year periods as a result of a higher level of income generated from our equity interests in the REITs as well as investments that we entered into during 2011 and 2010, including the properties that we purchased from CPA®:14 in connection with the CPA®:14 Asset Sales. For the nine months ended September 30, 2011 as compared to the same period in 2010, adjusted cash flow from operating activities increased as a result of the $1.00 per share special distribution received from CPA®:14 in connection with the CPA®:14/16 Merger, higher cash distributions received from CPA®:17 — Global’s operating partnership as a result of new investments entered into during 2010 and 2011, and the initial cash distributions received from the CPA®:16 — Global’s operating partnership. These increases were partially offset by the fact that we no longer receive cash asset management fees from CPA®:14 and CPA®:16 — Global subsequent to the CPA®:14/16 Merger.
Our quarterly cash distribution increased to $0.56 per share for the third quarter of 2011, which equates to $2.24 per share on an annualized basis.
Recent Developments
In its initial offering documents, CPA®:15 stated its intention to consider liquidity events for investors generally commencing nine to 12 years following the investment of substantially all of the net proceeds from that offering, which occurred in 2003. As a result, during the second quarter of 2011, we began actively considering liquidity alternatives on behalf of CPA®:15 as its advisor and have discussed with its board of directors a number of those alternatives. The board of directors of CPA®:15 formed a special committee of independent directors to explore possible liquidity transactions, including transactions proposed by us, and the CPA®:15 special committee has retained legal and financial advisors to assist the committee in its review. A liquidity transaction could take a variety of forms, including, without limitation, a merger and/or sale of assets either on a portfolio basis or individually, or listing of CPA®:15’s shares on a stock exchange, and similar to prior liquidity transactions undertaken by other CPA® programs, including CPA®:14, it could involve one or more other CPA® REITs and/or our affiliates. The execution of a liquidity transaction could be affected by a variety of factors, such as the availability of financing on acceptable terms, conditions in the economy and the commercial real estate market and the performance of CPA®:15’s tenants, many of which are outside of our control. There can be no assurance that our efforts or those of CPA®:15’s special committee will result in the occurrence of a liquidity transaction in the near future or at all.

W. P. Carey 9/30/2011 10-Q — 31

Current Trends
General Economic Environment
We and our managed funds are impacted by macro-economic environmental factors, the capital markets, and general conditions in the commercial real estate market, both in the U.S. and globally. During the first half of 2011 as compared to the prior year period, we saw slow improvement in the global economy following the significant distress experienced in 2008 and 2009 and, as a result, we and the CPA® REITs experienced increased investment volume, as well as an improved financing and fundraising environment. During the second and third quarters of 2011, however, there has been an increase in economic uncertainty as a result of the sovereign debt crisis in Europe and the U.S. sovereign credit downgrade, respectively. As of the date of this report, the economic environment remains volatile, rendering any discussion of the future impact of these trends uncertain. Nevertheless, our views of the effects of the current financial and economic trends on our business, as well as our response to those trends, are presented below.
Foreign Exchange Rates
Fluctuations in foreign currency exchange rates impact both our Real Estate Ownership and Investment Management segments. In our Real Estate Ownership segment, we are impacted through our ownership of properties in the European Union, primarily France, and through our equity ownership in the CPA® REITs, which each have significant foreign investments, primarily in Euro denominated countries and to a lesser extent in other currencies. In our Investment Management segment, significant unhedged foreign currency exchange rate fluctuations would impact the asset management revenue we receive for managing the portfolios of the CPA® REITs as well as the quarterly distributions of available cash we receive from the operating partnerships of CPA®:16 — Global and CPA®:17 — Global.
Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Investments denominated in the Euro accounted for approximately 11% of our annualized contractual minimum base rent and 34% of aggregate annualized contractual minimum base rent for the CPA® REITs at September 30, 2011. During the nine months ended September 30, 2011, the U.S. dollar weakened in relation to the Euro as evidenced by the change in the end-of-period conversion rate of the Euro, which increased by 3% to $1.3598 at September 30, 2011 from $1.3253 at December 31, 2010. This weakening had a favorable impact on our balance sheet, and especially those of the CPA® REITs, at September 30, 2011 as compared to our balance sheet at December 31, 2010. During the nine months ended September 30, 2011, the average conversion rate for the U.S. dollar in relation to the Euro increased by 7% in comparison to the same period in 2010. This increase had a favorable impact on 2011 year-to-date results of operations of the CPA® REITs as compared to the prior year period. As a result, our equity in earnings was modestly impacted, and , as a result of hedging, distributions from CPA®:16 — Global or CPA®:17 — Global were not significantly impacted. While we actively manage our foreign exchange risk, a significant unhedged decline in the value of the Euro could have a material negative impact on our net asset values, future results, financial position and cash flows. Such a decline would particularly impact the CPA® REITs, which have higher levels of international investments than we have in our owned portfolio.
Capital Markets
During the first half of the year, capital markets conditions exhibited some signs of post-crisis improvement, including new issuances of commercial mortgage-backed securities (“CMBS”) debt and capital inflows to both commercial real estate debt and equity markets, which helped increase the availability of mortgage financing and sustained transaction volume. However, during the third quarter of 2011, there was increased volatility in the CMBS market and a credit downgrade of U.S. Treasury debt obligations. In response, the Federal Reserve has kept interest rates low. These events have impacted commercial real estate capitalization rates, which have begun to vary greatly depending on a variety of factors including asset quality, tenant credit quality, geography and lease term.
Investment Opportunities
Through our Investment Management Segment, we earn structuring revenue on the investments we structure on behalf of the REITs. Our ability to complete these investments on behalf of the REITs, and thereby earn structuring revenue, fluctuates based on the pricing and availability of transactions and the pricing and availability of financing, among other factors.
We continue to see investment opportunities that we believe will allow us to structure transactions on behalf of the REITs on favorable terms. Although capitalization rates have begun to vary widely, we believe that the investment environment remains attractive and that we will be able to achieve the targeted returns of our managed funds. We believe that the significant amount of corporate debt that remains outstanding in the marketplace, which will need to be refinanced over the next several years, will provide attractive investment opportunities for net lease investors such as W. P. Carey and the CPA® REITs. To the extent that these trends continue and we are able to achieve sufficient levels of fundraising, we believe that our investment volume will benefit. However, we continue to experience increased competition for investments, both domestically and in Europe, and further capital inflows into the

W. P. Carey 9/30/2011 10-Q — 32

marketplace could put additional pressure on the returns that we can generate from our investments and our willingness and ability to execute transactions. In addition, we expect to continue to expand our ability to source deals in other markets.
We structured investments on behalf of the REITs totaling $1.1 billion during the nine months ended September 30, 2011, and based on current conditions, we expect that we will be able to continue to take advantage of the investment opportunities we are seeing in both the U.S. and Europe through the near term. International investments comprised 56% (on a pro rata basis) of total investments structured during the nine months ended September 30, 2011. While international activity fluctuates from quarter to quarter, we currently expect that such transactions will continue to form a significant portion of the investments we structure, although the relative portion of international investments in any given period will vary.
We calculate net operating income for each investment we make as the rent that we receive from a tenant, less debt service for any financing obtained for our investment in such property. The capitalization rate for an investment is a function of the purchase price that we are willing to pay for an investment and the risk we are willing to assume. In our target markets for the CPA® REITs, we have recently seen capitalization rates in the U.S. ranging from 6.5% to 13.5% and in Europe ranging from 7.0% to 10.5%. The variability is due largely to the quality of the underlying assets, tenant credit quality, and the terms of the leases. During the nine months ended September 30, 2011, we structured a $395.5 million transaction in Italy on behalf of CPA®:17 — Global with a capitalization rate of approximately 8.0%.
Financing Conditions
Through our Investment Management Segment, we earn structuring revenue related in part to the debt we obtain for the CPA® REITs. In addition, through our Real Estate Ownership Segment, we are impacted by the cost and availability of financing for our owned properties and, through our equity interests, for properties owned by the REITs. During the first half of 2011, we saw some improvement in both the credit and real estate financing markets. However, the sovereign debt issues in Europe that began in the second quarter of 2011 had the impact of increasing the cost of debt in certain international markets and made it more challenging to obtain debt for certain international deals. Additionally, during the third quarter of 2011, the U.S. sovereign credit downgrade impacted the cost and availability of domestic non-recourse mortgage financing. During the nine months ended September 30, 2011, we obtained non-recourse mortgage financing totaling $507.4 million on behalf of the CPA® REITs and $47.3 million for our owned real estate portfolio (each on a pro rata basis).
Additionally, in the course of evaluating our options with respect to our secured and unsecured lines of credit, we have noted that for bank loans there is availability for credit-worthy companies; however at significantly higher costs as compared to prior to the crisis.
Real Estate Sector
As noted above, the commercial real estate market is impacted by a variety of macro-economic factors, including but not limited to growth in gross domestic product, unemployment, interest rates, inflation and demographics. Despite modest improvements in expectations during the first half of the year, these macro-economic factors have persisted since the beginning of the credit crisis, negatively impacting commercial real estate market fundamentals, which has resulted in higher vacancies, lower rental rates and lower demand for vacant space. We and the REITs are chiefly affected by changes in the appraised values of our properties, tenant defaults, inflation, lease expirations and occupancy rates.
Net Asset Values of the REITs
We own shares in each of the REITs, which we report in our Real Estate Ownership segment, and we earn asset management revenue through our Investment Management segment based on a percentage of average invested assets for each REIT. As such, we benefit from rising investment values and are negatively impacted when these values decrease. The NAV for CPA®:16 — Global at June 30, 2011 was higher than the NAV at September 30, 2010 primarily due to the favorable impact of foreign currency exchange rate fluctuations.

W. P. Carey 9/30/2011 10-Q — 33

The following table presents recent NAVs for CPA®:15 and CPA®:16 — Global:

	CPA®:15	CPA®:16—Global
September 30, 2010	N/A	$8.80
December 31, 2010	$10.40	N/A
June 30, 2011	N/A	8.90
The NAVs of the CPA® REITs are based on a number of variables, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates and tenant defaults, among others. We do not control these variables and, as such, cannot predict how they will change in the future.
Credit Quality of Tenants
The credit quality of tenants primarily impacts our Real Estate Ownership segment. As a net lease investor, we are exposed to credit risk within our tenant portfolio, which can reduce our results of operations and cash flow from operations if our tenants are unable to pay their rent. Within our managed portfolios, tenant defaults can reduce the asset management revenue in our Investment Management segment if they lead to a decline in the appraised value of the assets of the CPA® REITs and can also reduce our income and distributions from equity investments in the CPA® REITs in our Real Estate Ownership segment. Tenants experiencing financial difficulties may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court, resulting in reduced cash flow, which may negatively impact NAVs and require us or the CPA® REITs to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, we may restructure or renew leases on less favorable terms, or the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us or the CPA® REITs to incur impairment charges.
Despite signs of improvement in general business conditions during the first half of 2011, which had a favorable impact on the overall credit quality of our tenants, we believe that there still remain significant risks to the overall economic recovery. As of the date of this Report, we have no significant exposure to tenants operating under bankruptcy protection in our owned portfolio, while in the CPA® REIT portfolios, tenants operating under bankruptcy protection, administration or receivership account for less than 1% of aggregate annualized contractual minimum base rent, a decrease from levels experienced during the crisis. It is possible, however, that tenants may file for bankruptcy or default on their leases in the future and that economic conditions may again deteriorate.
To mitigate credit risk, we have historically looked to invest in assets that we believe are critically important to our tenants’ operations and have attempted to diversify our owned portfolio and the CPA® REITs portfolios by tenant, tenant industry and geography. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with tenant management and review of tenants’ financial statements and compliance with any financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, re-leasing properties, refinancing debt and selling properties, as well as protecting our rights when tenants default or enter into bankruptcy.
Inflation
Inflation impacts our lease revenues and, through our equity ownership in the CPA® REITs and joint ventures, our equity in earnings within our Real Estate Ownership segment because our leases and those of the CPA® REITs generally have rent adjustments that are either fixed or based on formulas indexed to changes in the consumer price index (“CPI”) or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. While we have seen a return of moderate inflation during 2011, the historically low inflation rates in the U.S. and the Euro zone during 2009 and 2010 will limit rent increases in our owned portfolio and in the portfolios of the CPA® REITs in coming years.
Lease Expirations and Occupancy
Lease expirations and occupancy rates impact our revenues and, through our equity ownership in the CPA® REITs and joint ventures, our equity in earnings within our Real Estate Ownership segment. Within our managed portfolios, vacancies can reduce the asset management revenue in our Investment Management segment if they lead to a decline in the appraised value of the assets of the CPA® REITs and can also reduce our income and distributions from equity investments in the CPA® REITs.

W. P. Carey 9/30/2011 10-Q — 34

We actively manage our owned real estate portfolio and the portfolios of the CPA® REITs and begin discussing options with tenants in advance of scheduled lease expirations. In certain cases, we may obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term or may elect to exercise purchase options, if any, in their leases. In cases where tenants elect not to renew, we may seek replacement tenants or try to sell the property. As of the date of this Report, 14% of the annualized contractual minimum base rent in our owned portfolio is scheduled to expire in the next twelve months. For those leases that we believe will be renewed, it is possible that renewed rents may be below the tenants’ existing contractual rents and that lease terms may be shorter than historical norms.
The occupancy rate for our owned real estate portfolio increased slightly from 89% at December 31, 2010 to 91% as of September 30, 2011.
Investor Capital Inflows
Trends for investor capital inflows primarily impact our Real Estate Ownership segment because the REITs we manage that are in an offering period are dependent upon the funds raised to acquire assets and maintain portfolio diversification. Additionally, the presence of sufficient capital enables us to structure investments and earn structuring revenue in our Investment Management segment.
Despite sustained competition for investment dollars, capital inflows for non-listed real estate investment trusts overall reflected an increase in average monthly volume during the six months ended June 30, 2011 compared to the prior year period. However, in response to the aforementioned economic events during the three months ended September 30, 2011, capital inflows for non-listed real estate investment trusts declined. For the current offerings of CPA®:17 — Global and CWI, we have made a concerted effort to diversify our distribution channels and are seeing a greater portion of our fundraising come from an expanded network of broker-dealers as a result of these efforts.
CPA®:17 — Global’s initial public offering was terminated when its registration statement for a continuous public offering of up to an additional $1.0 billion of common stock, which we refer to as the follow-on offering, was declared effective by the SEC on April 7, 2011. Through the termination of CPA®:17 — Global’s initial public offering, we raised $163.8 million during 2011 and more than $1.5 billion on its behalf since beginning fundraising in December 2007. From the beginning of the follow-on offering on May 2, 2011 through September 30, 2011, we raised $279.3 million for CPA®:17 — Global.
For CWI, we raised $39.1 million from the beginning of its offering in September 2010 through September 30, 2011. CWI filed a registration statement to sell up to $1.0 billion of common stock in an initial public offering for the purpose of acquiring interests in lodging and lodging-related properties and broke escrow on March 3, 2011.
Proposed Accounting Changes
The following proposed accounting changes may potentially impact our Investment Management and Real Estate Ownership segments if the outcome has a significant influence on sale-leaseback demand in the marketplace:
The International Accounting Standards Board (“IASB”) and FASB have issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize. The FASB and IASB met during July 2011 and voted to re-expose the proposed standard. A revised exposure draft for public comment is expected in the first quarter of 2012, with a final standard during 2012. The boards also reached decisions, which are tentative and subject to change, on a single lessor accounting model and the accounting for variable lease payments, along with several presentation and disclosure issues. As of the date of this Report, the proposed guidance has not yet been finalized, and as such we are unable to determine whether this proposal will have a material impact on our business.
In October 2011, the FASB issued an exposure draft which proposes a new accounting standard for “investment property entities.” Currently, an entity that invests in real estate properties, but is not an investment company under the definition set forth by GAAP, is required to measure its real estate properties at cost. The proposed amendments would require all entities that meet the criteria to be investment property entities to follow the proposed guidance, under which investment properties acquired by an investment property entity would initially be measured at transaction price, including transaction costs, and subsequently measured at fair value with all changes in fair value recognized in net income. A detailed analysis is required to determine whether an entity is within the scope of the amendments in this proposed update. An entity in which substantially all of its business activities are investing in a real estate property or properties for total return, including an objective to realize capital appreciation (including certain real estate investment trusts and

W. P. Carey 9/30/2011 10-Q — 35

real estate funds) would be affected by the proposed amendments. The proposed amendments also would introduce additional presentation and disclosure requirements for an investment property entity. As of the date of this Report, the proposed guidance has not yet been finalized, and as such we are unable to determine whether we meet the definition of a real estate property entity and if the proposal will have a material impact on our business.
Additionally, the FASB has issued an exposure draft that could impact our Real Estate Ownership segment to the extent we or the REITs deconsolidate real estate subsidiaries subject to non-recourse debt:
In July 2011, the FASB issued an exposure draft stating that an investor that consolidates a single-purpose entity that is capitalized, in whole or in part, with nonrecourse debt used to purchase real estate should apply the guidance in ASC 360-20, which provides accounting guidance for the sale of real estate other than retail land, to determine whether to derecognize real estate owned by the in-substance real estate entity. This new guidance would impact the timing of our recognition of gains in the event a property is placed into receivership. Until this guidance is implemented, it is permissible to deconsolidate the entity and recognize a gain related to the excess of the carrying value of the debt over the related property based on losing control over the entity. During the nine months ended September 30, 2011, we deconsolidated a subsidiary with total assets and liabilities of $5.3 million and $6.3 million, respectively, that leased property to Career Education Institute as a result of the property being placed into receivership. In connection with this deconsolidation, we recognized a gain in the amount of approximately $1.0 million.

W. P. Carey 9/30/2011 10-Q — 36

Results of Operations
We evaluate our results of operations by our two major business segments — Investment Management and Real Estate Ownership. Effective January 1, 2011, we include our equity investments in the REITs in our Real Estate Ownership segment. The equity income or loss from the REITs that is now included in our Real Estate Ownership segment represents our proportionate share of the revenue less expenses of the net-leased properties held by the REITs. This treatment is consistent with that of our directly-owned properties. Results for the three and nine months ended September 30, 2010 have been reclassified to conform to the current period presentation. A summary of comparative results of these business segments is as follows:
Investment Management (in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Revenues
Asset management revenue	$14,840	$19,219	$(4,379)	$51,279	$57,119	$(5,840)
Structuring revenue	21,221	708	20,513	42,901	20,644	22,257
Incentive, termination and subordinated disposition revenue	—	—	—	52,515	—	52,515
Wholesaling revenue	2,586	2,906	(320)	8,788	8,189	599
Reimbursed costs from affiliates	14,707	15,256	(549)	49,485	44,696	4,789

	53,354	38,089	15,265	204,968	130,648	74,320

Operating Expenses
General and administrative	(24,016)	(15,080)	(8,936)	(67,807)	(49,059)	(18,748)
Reimbursable costs	(14,707)	(15,256)	549	(49,485)	(44,696)	(4,789)
Depreciation and amortization	(819)	(1,156)	337	(2,488)	(3,489)	1,001

	(39,542)	(31,492)	(8,050)	(119,780)	(97,244)	(22,536)

Other Income and Expenses
Other interest income	297	301	(4)	1,493	840	653
Income from equity investments in the REITs	6,625	1,720	4,905	11,828	3,413	8,415
Other income and (expenses)	35	63	(28)	270	98	172

	6,957	2,084	4,873	13,591	4,351	9,240

Income from continuing operations before income taxes	20,769	8,681	12,088	98,779	37,755	61,024
Provision for income taxes	(5,075)	(3,045)	(2,030)	(38,511)	(12,993)	(25,518)

Net income from investment management	15,694	5,636	10,058	60,268	24,762	35,506
Add: Net loss attributable to noncontrolling interests	680	564	116	1,876	1,778	98
Less: Net income attributable to redeemable noncontrolling interest	(637)	(106)	(531)	(1,241)	(698)	(543)

Net income from investment management attributable to W. P. Carey members	$15,737	$6,094	$9,643	$60,903	$25,842	$35,061

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
For the three and nine months ended September 30, 2011 as compared to the same periods in 2010, asset management revenue decreased by $4.4 million and $5.8 million, respectively. Asset management revenue from CPA®:14, CPA®:15 and CPA®:16 — Global decreased by $6.4 million and $11.7 million, respectively, primarily due to recent property sales and the change in our fee

W. P. Carey 9/30/2011 10-Q — 37

arrangement with CPA®:16 — Global under its new UPREIT structure after the CPA®:14/16 Merger. As discussed in Note 3, immediately after the CPA®:14/16 Merger, our asset management revenue from CPA®:16 — Global was reduced from 1% to 0.5% of the property value of the assets under management and we now receive a distribution of 10% of the available cash of CPA®:16 — Global’s Operating Partnership, which we record as Income from equity investments in the REITs within the Investment Management segment. These decreases were partially offset by increases in revenue of $2.0 million and $5.7 million during the three and nine months ended September 30, 2011, respectively, from CPA®:17 — Global as a result of new investments that it entered into during 2010 and 2011.
Structuring Revenue
We earn structuring revenue when we structure and negotiate investments and debt placement transactions for the REITs. Structuring revenue is dependent on investment activity, which is subject to significant period-to-period variation. We structured real estate investments on behalf of the REITs totaling $498.2 million and $1.1 billion during the three and nine months ended September 30, 2011, respectively, compared to $12.7 million and $452.9 million for the three and nine months ended September 30, 2010, respectively. Included in the 2011 investment activity were $89.4 million and $53.8 million of self-storage properties acquired on behalf of CPA®:17 — Global during the second and third quarters of 2011, respectively, for which we earned structuring revenue of 1.75% of total equity invested, $43.6 million and $32.3 million of hotel properties acquired on behalf of CWI during the second and third quarters of 2011, respectively, for which we earned structuring revenue of 2.5% of the total investment cost of the properties, and $30.3 million of real estate-related loan originated by us on behalf of CPA®:17 — Global during the second quarter of 2011, for which we earned structuring revenue of 1%, compared to an average of 4.5% that we generally earn for structuring long-term net lease investments on behalf of the CPA® REITs.
For the three and nine months ended September 30, 2011 as compared to the same periods in 2010, structuring revenue increased by $20.5 million and $22.3 million, respectively, primarily due to higher investment volume in the current year periods, partially offset by a lower rate of structuring revenue earned on the self-storage and hotel properties and the note receivable that we acquired on behalf of the REITs in 2011.
Incentive, Termination and Subordinated Disposition Revenue
Incentive, termination and disposition revenue is generally earned in connection with events in which we provide liquidity or alternatives to the REITs’ shareholders. These events typically do not occur every year, and no such event occurred during the three months ended September 30, 2011 or the three and nine months ended September 30, 2010. However, in connection with providing a liquidity event for CPA®:14 shareholders in May 2011, we earned termination revenue of $31.2 million and subordinated disposition revenue of $21.3 million, which we received in shares of CPA®:14 that were subsequently converted into shares of CPA®:16 — Global, and cash, respectively.
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
For the three months ended September 30, 2011 as compared to the same period in 2010, reimbursed and reimbursable costs decreased by $0.5 million, primarily due to a decrease of $1.7 million in commissions paid to broker-dealers related to CPA®:17 — Global’s public offering as a result of a corresponding decrease in funds raised. This decrease was partially offset by $0.8 million of commissions paid during the three months ended September 30, 2011 to broker-dealers related to CWI’s initial public offering, which commenced in September 2010, and a $0.5 million increase in personnel costs reimbursed by the REITs as a result of increased headcount.
For the nine months ended September 30, 2011 as compared to the same period in 2010, reimbursed and reimbursable costs increased by $4.8 million, primarily due to $3.2 million of commissions paid to broker-dealers related to CWI’s initial public offering and a $1.2 million increase in personnel costs reimbursed by the REITs as a result of increased headcount in the current year period. In addition,

W. P. Carey 9/30/2011 10-Q — 38

commissions paid to broker-dealers related to CPA®:17 — Global’s public offering increased by $0.6 million during the nine months ended September 30, 2011 as compared to the same period in 2010, as a result of a corresponding increase in funds raised.
General and Administrative
For the three and nine months ended September 30, 2011 as compared to the same periods in 2010, general and administrative expenses increased by $8.9 million and $18.7 million, respectively. The increases were primarily due to increases in compensation-related costs of $7.1 million and $14.4 million, respectively, and professional fees of $1.1 million and $2.3 million, respectively. Compensation-related costs were higher in the current year periods due to several factors, including: increases of $2.4 million and $6.2 million, respectively, in the amortization of stock-based compensation due to changes in the expected vesting of PSUs granted in 2009 and 2010 and an increase in the number of RSU and PSU awards issued to officers and employees in 2011compared to prior years; increases of $4.7 million and $6.1 million, respectively, in commissions to investment officers and expected bonus payout for the current year as a result of higher investment volumes in the current year. Professional fees were higher in the current year periods primarily due to costs incurred in connection with exploring liquidity alternatives for certain of the CPA® REITs.
Depreciation and Amortization
For the three and nine months ended September 30, 2011 as compared to the same periods in 2010, depreciation and amortization expenses decreased by $0.3 million and $1.0 million, respectively, primarily due to one of the management contracts with CPA®:14 becoming fully amortized in December 2010.
Income from Equity Investments in the REITs
Distributions of available cash from the operating partnerships of CPA®:17 — Global, CWI and, subsequent to the CPA®:14/16 Merger, CPA®:16 — Global are recorded as income from equity investments in the REITs within the Investment Management segment.
For the three and nine months ended September 30, 2011 as compared to the same periods in 2010, income from equity investments in the REITs increased by $4.9 million and $8.4 million, respectively. The increase was due in part to $4.6 million and $6.0 of initial cash distributions received and earned from CPA®:16 — Global’s Operating Partnership after the CPA®:14/16 Merger and the deferred revenue earned from our Special Interest in CPA®:16 — Global’s Operating Partnership during the three and nine months ended September 30, 2011, respectively. In addition, cash distributions received and earned from CPA®:17 — Global’s operating partnership increased by $0.3 million and $2.4 million, respectively, as a result of new investments entered into during 2011 and 2010. As of September 30, 2011, we had not received any cash distributions from CWI’s operating partnership as it had no available cash.
Provision for Income Taxes
For the three and nine months ended September 30, 2011 as compared to the same periods in 2010, provision for income taxes increased by $2.0 million and $25.5 million, respectively, primarily due to higher pre-tax income as a result of the higher volume of investments structured on behalf of the REITs. In addition, provision for income taxes increased by $9.3 million during the nine months ended September 30, 2011 as compared to the same period in 2010, as a result of the $52.5 million incentive, termination and subordinated disposition income that we recognized in connection with the CPA®:14/16 Merger.
Net Income from Investment Management Attributable to W. P. Carey Members
For the three and nine months ended September 30, 2011 as compared to the same periods in 2010, the resulting net income from investment management attributable to W. P. Carey members increased by $9.6 million and $35.1 million, respectively.
Funds from Operations — as Adjusted (AFFO)
For the three and nine months ended September 30, 2011 as compared to the same periods in 2010, AFFO from our Investment Management segment increased by $11.3 million and $55.3 million, respectively, primarily as a result of higher investment volume in the current year periods and the incentive, termination and subordinated disposition revenue that we recognized in connection with providing a liquidity event for CPA®:14 shareholders in May 2011. AFFO is a non-GAAP measure that we use to evaluate our business. For a definition of AFFO and reconciliation to net income attributable to W. P. Carey Members, see Supplemental Financial Measures below.

W. P. Carey 9/30/2011 10-Q — 39

Real Estate Ownership (in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Revenues
Lease revenues	$18,609	$15,356	$3,253	$50,846	$45,586	$5,260
Other real estate income	6,409	4,656	1,753	17,426	13,228	4,198

	25,018	20,012	5,006	68,272	58,814	9,458

Operating Expenses
Depreciation and amortization	(6,361)	(4,640)	(1,721)	(16,638)	(13,742)	(2,896)
Property expenses	(3,672)	(3,152)	(520)	(9,827)	(7,631)	(2,196)
General and administrative	(1,171)	(400)	(771)	(3,288)	(3,115)	(173)
Other real estate expenses	(2,725)	(1,987)	(738)	(8,224)	(5,575)	(2,649)
Impairment charge	(4,934)	—	(4,934)	(4,934)	—	(4,934)

	(18,863)	(10,179)	(8,684)	(42,911)	(30,063)	(12,848)

Other Income and Expenses
Income from equity investments in real estate and the REITs	9,443	4,346	5,097	25,528	19,433	6,095
Gain on change in control of interests	—	—	—	27,859	—	27,859
Other income and (expenses)	(305)	1,155	(1,460)	4,738	580	4,158
Interest expense	(5,989)	(4,169)	(1,820)	(15,660)	(11,391)	(4,269)

	3,149	1,332	1,817	42,465	8,622	33,843

Income from continuing operations before income taxes	9,304	11,165	(1,861)	67,826	37,373	30,453
Provision for income taxes	(856)	(332)	(524)	(30)	(1,247)	1,217

Income from continuing operations	8,448	10,833	(2,385)	67,796	36,126	31,670
Income (loss) from discontinued operations	1,116	(98)	1,214	1,870	(6,494)	8,364

Net income from real estate ownership	9,564	10,735	(1,171)	69,666	29,632	40,034
Less: Net income attributable to noncontrolling interests	(99)	(483)	384	(581)	(1,283)	702

Net income from real estate ownership attributable to W. P. Carey members	$9,465	$10,252	$(787)	$69,085	$28,349	$40,736

The following table presents the components of our lease revenues (in thousands):

	Nine Months Ended September 30,
	2011	2010
Rental income	$43,496	$37,941
Interest income from direct financing leases	7,350	7,645

	$50,846	$45,586

W. P. Carey 9/30/2011 10-Q — 40

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Nine Months Ended September 30,
Lessee	2011	2010
CheckFree Holdings, Inc. (a)	$3,898	$3,813
The American Bottling Company	3,288	3,292
Federal Express Corporation(b)	3,101	—
Bouygues Telecom, S.A. (a) (c)	3,001	2,985
JP Morgan Chase Bank, N.A.(d)	2,896	2,482
Orbital Sciences Corporation(e)	2,484	2,783
Eroski Sociedad Cooperativa (a) (c) (f)	2,452	931
Titan Corporation	2,185	2,185
Amylin Pharmaceuticals, Inc.(b)	1,817	—
AutoZone, Inc.	1,680	1,666
Google, Inc.(g)	1,510	1,518
Quebecor Printing, Inc.	1,452	1,437
Unisource Worldwide, Inc.	1,445	1,442
CSS Industries, Inc. (h)	1,342	1,177
Sybron Dental Specialties Inc.	1,324	1,364
Jarden Corporation	1,210	1,210
BE Aerospace, Inc.	1,181	1,181
Eagle Hardware & Garden, a subsidiary of Lowe’s Companies	1,127	1,169
Sprint Spectrum, L.P.	1,104	1,068
Enviro Works, Inc.	912	948
Other (c)	11,437	12,935

	$50,846	$45,586

(a)	These revenues are generated in consolidated ventures, generally with our affiliates, and on a combined basis, include lease revenues applicable to noncontrolling interests totaling $2.2 million and $2.8 million for the nine months ended September 30, 2011 and 2010, respectively.

(b)	In connection with the CPA®:14 Asset Sales, we purchased the remaining interest in this investment from CPA®:14 (Note 3). Subsequent to the acquisition, we consolidate this investment. We had previously accounted for this investment under the equity method.

(c)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the nine months ended September 30, 2011 increased by approximately 7% in comparison to the same period in 2010, resulting in a positive impact on lease revenues for our Euro-denominated investments in the current year period.

(d)	We acquired this investment in February 2010.

(e)	We completed an expansion at this facility in January 2010, at which time we recognized deferred rental income of $0.3 million.

(f)	We acquired this investment in June 2010.

(g)	In January 2011, we signed a new 15-year lease with Google, Inc. The lease with the former tenant, Omnicom Group Inc., expired in September 2010.

(h)	A tenant-funded improvement at this facility was completed in 2011, at which time we recognized deferred rental income of $0.3 million.

W. P. Carey 9/30/2011 10-Q — 41

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these ventures. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (dollars in thousands):

	Ownership Interest	Nine Months Ended September 30,
Lessee	at September 30, 2011	2011	2010
The New York Times Company	18%	$20,868	$19,985
Carrefour France, SAS(a)	46%	15,335	14,823
Medica — France, S.A.(a)	46%	5,144	4,811
Schuler A.G.(a)	33%	4,931	4,602
U. S. Airways Group, Inc.	75%	3,316	3,316
Hologic, Inc.	36%	2,669	2,646
Federal Express Corporation(b)	100%	2,391	5,328
Consolidated Systems, Inc.	60%	1,373	1,373
Amylin Pharmaceuticals, Inc. (b)	100%	1,342	3,020
Symphony IRI Group, Inc.(c)	0%	1,108	3,389
Childtime Childcare, Inc.	34%	948	981
The Retail Distribution Group(d)	0%	—	206

		$59,425	$64,480

(a)	Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the Euro during the nine months ended September 30, 2011 increased by approximately 7% in comparison to the same period in 2010, resulting in a positive impact on lease revenues for our Euro-denominated investments in the current year period.

(b)	In connection with the CPA®:14 Asset Sales, we purchased the remaining interest in this investment from CPA®:14 (Note 3). Subsequent to the acquisition, we consolidate this investment.

(c)	The decrease was due to the tenant vacating a building in January 2011. In June 2011, this venture sold its property and distributed the proceeds to the venture partners. As a result, we have no further economic interest in this venture.

(d)	In March 2010, the venture completed the sale of this property, and as a result, we have no further economic interest in this venture.
The table above does not reflect our 5% interest in a venture (“Lending Venture”) that holds a note receivable (the “Note Receivable”) from the holder (the “Partner”) of a 75.3% interest in a limited partnership (“Partnership”) owning 37 properties throughout Germany at a total cost of $336.0 million. Concurrently, our affiliates also acquired an interest in a second venture (the “Property Venture”) that acquired the remaining 24.7% ownership interest in the Partnership as well as an option to purchase an additional 75% interest from the Partner by December 2010. Also in connection with this transaction, the Lending Venture obtained non-recourse financing of $284.9 million having a fixed annual interest rate of 5.5%, a term of 10 years and is collateralized by the 37 German properties. In November 2010, the Property Venture exercised a portion of its call option via the Lending Venture whereby the Partner exchanged a 70% interest in the Partnership for a $295.7 million reduction in the Note Receivable. Subsequent to the exercise of the option, the Property Venture now owns a 94.7% interest in the Partnership and retains options to purchase the remaining 5.3% interest from the Partner by December 2012. All dollar amounts are based on the exchange rates of the Euro at the dates of the transactions, and dollar amounts provided represent the total amounts attributable to the ventures and do not represent our proportionate share. For the nine months ended September 30, 2011 and 2010, the venture recognized interest income of $1.3 million and $19.5 million, respectively. These amounts represent total amounts attributable to the entire venture, not our proportionate share, and are subject to fluctuations in the exchange rate of the Euro.
Lease Revenues
As of September 30, 2011, 68% of our net leases, based on annualized contractual minimum base rent, provide for adjustments based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 26% of our net leases on that same basis have fixed rent adjustments. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies.

W. P. Carey 9/30/2011 10-Q — 42

During the quarter ended September 30, 2011, we entered into one new lease with a total contractual annual minimum base rent of $0.1 million and a term of three years. Contractual annual minimum base rents under leases extended in the third quarter were on par with such rents under their original terms.
For the three and nine months ended September 30, 2011 as compared to the same periods in 2010, lease revenues increased by $3.3 million and $5.3 million, respectively, primarily due to the new investments we entered into during 2010 and 2011, including the properties we purchased in May 2011 from CPA®:14 in connection with the CPA®:14 Asset Sales, which contributed to increases to lease revenues of $2.9 million and $6.4 million, respectively. In addition, lease revenues increased by $0.2 million and $0.4 million, respectively, as a result of scheduled rent increases at several properties. These increases during the nine months ended September 30, 2011 were partially offset by the impact of recent tenant activity, including lease restructurings, lease expirations and property sales, which resulted in a reduction to lease revenues of $1.6 million.
Other Real Estate Income
Other real estate income generally consists of revenue from Carey Storage, a subsidiary that invests in domestic self-storage properties, and Livho, a subsidiary that operates a hotel franchise in Livonia, Michigan. Other real estate income also includes lease termination payments and other non-rent related revenues from real estate ownership.
For the three and nine months ended September 30, 2011 as compared to the same periods in 2010, other real estate income increased by $1.8 million and $4.2 million, respectively, primarily due to increases of $0.8 million and $3.1 million, respectively, in income generated from Carey Storage as a result of the self-storage properties that Carey Storage acquired during the third quarter of 2010, as well as increases in reimbursable tenant costs of $0.4 million and $1.0 million, respectively. Reimbursable tenant costs are recorded as both revenue and expenses and therefore have no impact on our results of operations.
Depreciation and Amortization
For the three and nine months ended September 30, 2011 as compared to the same periods in 2010, depreciation and amortization increased by $1.7 million and $2.9 million, respectively, primarily due to the properties we purchased from CPA®:14 in May 2011 (Note 3).
Property Expenses
For the three months ended September 30, 2011 as compared to the same period in 2010, property expenses increased by $0.5 million, primarily due to a performance fee paid to a third-party manager on a foreign property as a result of the property meeting its performance criteria.
For the nine months ended September 30, 2011 as compared to the same period in 2010, property expenses increased by $2.2 million, primarily due to increases in reimbursable tenant costs of $1.0 million and the performance fee described above. Property expenses also increased as a result of several tenants vacating properties during 2010.
Other Real Estate Expenses
Other real estate expenses generally consists of operating expenses from Carey Storage and Livho as described in “Other Real Estate Income” above.
For the three and nine months ended September 30, 2011 as compared to the same periods in 2010, other real estate expenses increased by $0.7 million and $2.6 million, respectively, primarily due to an increase of $0.4 million and $1.8 million, respectively, in operating expenses from Carey Storage as a result of the self-storage properties that Carey Storage acquired during the third quarter of 2010. In addition, operating expenses from Livho increased by $0.3 million and $0.9 million during the three and nine months ended September 30, 2011 as compared to the same periods in 2010.
Impairment Charge
During the third quarter of 2011, we recognized an impairment charge of $4.9 million to reduce the carrying value of a multi-tenant property to its estimated fair value, which reflected the estimated selling price. As of the date of this report, this property is being marketed for lease or sale as a result of the tenants vacating the property.

W. P. Carey 9/30/2011 10-Q — 43

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
For the three months ended September 30, 2011 as compared to the same period in 2010, income from equity investments in real estate and the REITs increased by $5.1 million, primarily due to an increase in equity income from CPA®:16 — Global totaling $4.5 million. In addition, we recognized an other-than-temporary impairment charge of $1.4 million during the third quarter of 2010 on the Schuler venture to reflect the decline in the estimated fair value of the venture’s underlying net assets in comparison with our interest in the venture. Results of operations for CPA®:16 — Global in the current year period included a net gain of $12.8 million on the sales of several properties and the extinguishment of several mortgage loans, of which our share was approximately $2.3 million. Equity income from CPA®:16 — Global also increased as a result of income generated from the properties that CPA®:16 — Global acquired, and incremental earnings from our $121.0 million investment in CPA®:16 — Global, in the connection with the CPA®:14/16 Merger. During the third quarter of 2011, $2.6 million of our equity income that related to purchase accounting adjustments made by CPA®:16 — Global subsequent to the CPA®:14/16 Merger has been retrospectively presented in the period of the transaction (the second quarter of 2011).
For the nine months ended September 30, 2011 as compared to the same period in 2010, income from equity investments in real estate and the REITs increased by $6.1 million. Equity income from CPA®:14 and CPA®:16 — Global increased by $9.2 million primarily due to our share of the net gains recognized by CPA®:14 on the CPA®:14 Asset Sales, which resulted in an increase to income of $7.4 million. In addition, results of operations from CPA®:16 — Global in the current year period also included the following gains and expenses: a bargain purchase gain of $28.5 million because the fair value of CPA®:14 exceeded the merger consideration, of which our share was approximately $5.0 million; a net gain of $12.8 million on the sales of several properties and the extinguishment of several mortgage loans as described above, of which our share was approximately $2.3 million; and approximately $13.0 million of expenses incurred in connection with the CPA®:14/16 Merger, of which our share was approximately $2.4 million. Results of operations for CPA®:14 during the nine months ended September 30, 2010 included a gain on extinguishment of debt of $11.4 million and a gain on deconsolidation of a subsidiary of $12.9 million, of which our share totaled $2.1 million. In addition, income from equity investments in real estate and the REITs during the current year period decreased by $2.5 million as a result of the net gains recognized by the Retail Distribution venture in connection with the sale of its property in March 2010, and by $1.5 million as a result of our share of the $8.6 million impairment charge recognized by the Symphony IRI venture in connection with a potential sale as well as a $0.2 million other-than-temporary impairment charge recognized by us to reflect the decline in fair value of our interest in the Symphony IRI venture in the second quarter of 2011, partially offset by an another-than-temporary impairment charge of $1.4 million recognized on the Schuler venture described above.
Gain on Change in Control of Interests
As discussed in Note 4, in May 2011 we purchased the remaining interests in the Federal Express and Amylin ventures from CPA®:14, which we had previously accounted for under the equity method. In connection with purchasing these properties, we recognized a net gain of $27.9 million during the nine months ended September 30, 2011 to adjust the carrying value of our existing interests in these ventures to their estimated fair values.
Other Income and (Expenses)
For the three months ended September 30, 2011, we recognized other expenses of $0.3 million, compared to other income of $1.2 million in the same period in 2010, primarily due to net realized and unrealized losses recognized during the current year period, and net realized and unrealized gains recognized during the prior year period, on foreign currency transactions, which resulted from changes in foreign currency exchanges rates.
For the nine months ended September 30, 2011 as compared to the same period in 2010, other income increased by $4.2 million. In connection with the CPA®:14/16 Merger, we agreed to receive shares of CPA®:16 — Global in respect of our shares of CPA®:14. As a result, during the nine months ended September 30, 2011, we recognized a gain of $2.8 million on the conversion of our shares of CPA®:14 to shares of CPA®:16 — Global to reflect the carrying value of our investment at its estimated fair value. In addition, in the second quarter of 2011 we recognized a gain of $1.0 million on the conversion of our termination revenue to shares of CPA®:14 because the termination revenue exceeded the fair value of the shares received. Other income during the nine months ended September 30, 2011 also included a net gain of $0.6 million as a result of exercising certain warrants granted to us by lessees.

W. P. Carey 9/30/2011 10-Q — 44

Interest Expense
For the three and nine months ended September 30, 2011 as compared to the same periods in 2010, interest expense increased by $1.8 million and $4.3 million, respectively, primarily as a result of mortgage financing obtained in connection with our investment activities during 2011 and 2010, as well as mortgages assumed in connection with the acquisition of properties from CPA®:14 (Note 4).
Income (Loss) from Discontinued Operations
For the three and nine months ended September 30, 2011 as compared to the same periods in the prior year, we recognized income from discontinued operations of $1.1 million and $1.9 million, respectively, compared to losses of $0.1 million and $6.5 million, respectively, recognized in the same periods in 2010. The income recognized in the current year periods was primarily due to a $1.0 million gain recognized during the third quarter of 2011 on the deconsolidation of a subsidiary because we ceased to exercise control over the activities that most significantly impact its economic performance when a receiver took possession of the property (Note 15), as well as $0.5 million and $0.6 million of income generated from the operations of discontinued properties during the three and nine months ended September 30, 2011, respectively. The losses in the prior year periods were primarily due to impairment charges of $0.5 million and $8.6 million, respectively, recognized on properties sold to reduce their carrying values to their contracted selling prices, partially offset by income generated from the operations of discontinued properties of $0.4 million and $1.7 million, respectively, and a net gain on sale of properties of $0.5 million during the nine months ended September 30, 2010.
Net Income from Real Estate Ownership Attributable to W. P. Carey Members
For the three and nine months ended September 30, 2011 as compared to the same periods in 2010, the resulting net income from real estate ownership attributable to W. P. Carey members decreased by $0.8 million and increased by $40.7 million, respectively.
Funds from Operations — as Adjusted (AFFO)
For the three and nine months ended September 30, 2011 as compared to the same periods in 2010, AFFO from Real Estate Ownership increased by $2.6 million and $3.7 million, respectively, primarily as a result of the new investments that we entered into during 2011 and 2010, including the properties we purchased from CPA®:14 in connection with the CPA®:14 Asset Sales.
Financial Condition
Sources and Uses of Cash During the Period
Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the nature and timing of receipts of transaction-related and performance revenue, the performance of the CPA® REITs relative to their performance criteria, the timing of purchases and sales of real estate, the timing of proceeds from non-recourse mortgage loans and receipt of lease revenue, the timing and characterization of distributions received from equity investments in real estate and the REITs, the timing of certain payments, the receipt of the annual installment of deferred acquisition revenue and interest thereon in the first quarter from certain of the CPA® REITs, and changes in foreign currency exchange rates. Despite this fluctuation, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans, unused capacity on our lines of credit and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.
Operating Activities
Cash flow from operating activities increased by $10.4 million in the nine months ended September 30, 2011 as compared to the same period in 2010. Cash flow from operating activities increased in the current year period primarily due to the following reasons:
•	In May 2011, we received $21.3 million of subordinated disposition revenues from CPA®:14 upon the completion of the CPA®:14/16 Merger;

•	During the current year period, we received revenue of $26.1 million in connection with structuring investments and debt refinancing on behalf of the REITs as compared to $11.6 million in the comparable prior year period;

•	Cash distributions received from CPA®:17 — Global’s operating partnership increased by $2.4 million as a result of investments that it entered into during 2011 and 2010; and

W. P. Carey 9/30/2011 10-Q — 45

•	During the nine months ended September 30, 2011, we received $2.5 million of cash distributions from CPA®:16 — Global’s Operating Partnership.
These increases in cash flow from operating activities were partially offset by decreases in cash flow for the following reasons:
•	In September 2011, we made income tax payments totaling $11.4 million primarily related to the subordinated disposition revenues and the $1.00 per share special cash distribution earned in connection with CPA®:14/16 Merger;

•	During the nine months ended September 30, 2011, we received revenue of $19.4 million in cash for providing asset-based management services to the REITs as compared to $30.3 million in the prior year period. This amount does not include revenue received from the REITs in the form of shares of their restricted common stock rather than cash (see below);

•	Deferred acquisition revenue received was $1.1 million lower during the nine months ended September 30, 2011 as compared to the same period in 2010, primarily due to a shift in the timing of when deferred acquisition revenue is received and lower investment volume by the CPA® REITs in prior year periods; and

•	During the nine months ended September 30, 2011, our real estate ownership segment provided cash flows (contractual lease revenues, net of property-level debt service) of approximately $30.2 million, a decrease of $2.1 million from the 2010 period, as a result of several tenants vacating properties.
As described in Note 3, in both 2011 and 2010, we elected to receive all asset management revenue in cash, with the exception of CPA®:17 — Global’s asset management fee, which we elected to receive in its restricted shares. For both 2011 and 2010, we also elected to receive performance revenue from CPA®:16 — Global in its restricted shares, while for CPA®:14 and CPA®:15 we elected to receive 80% of all performance revenue in their restricted shares, with the remaining 20% payable in cash. Subsequent to CPA®:16 — Global’s UPREIT reorganization in May 2011, we no longer earn performance revenue from CPA®:16 — Global, but we receive a distribution of available cash from its Operating Partnership. We also elected to receive asset management revenue from CPA®:16 — Global in its restricted shares after the CPA®:14/16 Merger. For CWI, we elected to receive all asset management revenue in cash for 2011.
In addition to cash flow from operating activities, we may use the following sources to fund distributions to shareholders: distributions received from equity investments in excess of equity income, net contributions from noncontrolling interests, borrowings under our lines of credit and existing cash resources.
Investing Activities
Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and capitalized property improvements. During the nine months ended September 30, 2011, we used $121.0 million to purchase newly issued shares of CPA®:16 — Global to enable it to pay the merger consideration in the CPA®:14/16 Merger (Note 3) and we also made a $0.3 million contribution to its Operating Partnership. We made contributions to unconsolidated ventures totaling $2.3 million, including $2.1 million paid to a venture to pay off our share of its maturing non-recourse mortgage loan. We also used $24.3 million to purchase two properties from CPA®:14 in connection with the CPA®:14 Asset Sales. In addition, we used $96.0 million to make three loans to two of our affiliates, CPA®:17 — Global and CWI, in order to facilitate certain of their property acquisitions, of which $95.0 million was repaid in the same period. Cash inflows during the current year period included $13.9 million in distributions from equity investments in real estate and the REITs in excess of cumulative equity income, including $11.1 million received as a result of the $1.00 per share special cash distribution paid by CPA®:14 to its shareholders. We also received cash proceeds of $11.0 million from the sale of six properties and recovered $5.0 million of foreign VAT in connection with an international investment. Funds totaling $5.3 million and $2.3 million were invested in and released from, respectively, lender-held investment accounts.
Financing Activities
During the nine months ended September 30, 2011, we paid distributions to shareholders of $63.1 million and paid distributions of $5.3 million to affiliates who hold noncontrolling interests in various entities with us. We used $7.5 million to purchase the noncontrolling interest in an entity from CPA®:14 in connection with the CPA®:14 Asset Sales. We also made scheduled mortgage principal payments of $22.9 million and obtained mortgage financing of $20.8 million. Net borrowings under our lines of credit increased overall by $111.4 million since December 31, 2010 and were comprised of gross borrowings of $251.4 million and repayments of $140.0 million. Net borrowings under our lines of credit were used primarily to fund the $121.3 million purchase of CPA®:16 — Global shares described above and our acquisition of properties in the CPA®:14 Asset Sales (Note 3).

W. P. Carey 9/30/2011 10-Q — 46

Adjusted Cash Flow from Operating Activities
Adjusted cash flow from operating activities is a non-GAAP measure that we use to evaluate our business. For a definition of adjusted cash flow from operating activities and reconciliation to cash flow from operating activities, see Supplemental Financial Measures below. Our adjusted cash flow from operating activities for the nine months ended September 30, 2011 and 2010 was $74.5 million and $64.9 million, respectively. This increase was primarily due to the $11.1 million we received as a result of the $1.00 per share special cash distribution received from CPA®:14 in connection with the CPA®:14/16 Merger, higher cash distributions received from CPA®:17 — Global’s operating partnership as a result of new investments that it entered into during 2010 and 2011, and the initial cash distributions received from the CPA®:16 — Global’s Operating Partnership.
Summary of Financing
The table below summarizes our non-recourse debt and credit facilities (dollars in thousands):

	September 30, 2011	December 31, 2010
Balance
Fixed rate	$222,656	$147,872
Variable rate (a)	365,858	249,110

Total	$588,514	$396,982

Percent of total debt
Fixed rate	38%	37%
Variable rate (a)	62%	63%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	5.7%	6.0%
Variable rate (a)	2.6%	2.5%

(a)	Variable-rate debt at September 30, 2011 included (i) $253.2 million outstanding under our lines of credit, (ii) $47.6 million that has been effectively converted to fixed rates through interest rate swap derivative instruments and (iii) $57.3 million in mortgage loan obligations that bore interest at fixed rates but have interest rate reset features that may change the interest rates to then-prevailing market fixed rates (subject to specified caps) at certain points during their term.
Cash Resources
At September 30, 2011, our cash resources consisted of the following:
•	Cash and cash equivalents totaling $37.1 million. Of this amount, $2.8 million, at then-current exchange rates, was held by foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts;

•	Two lines of credit with unused capacity totaling $20.0 million. The lines of credit are available to us and may also be used to loan funds to our affiliates. Our lender has issued letters of credit totaling $6.8 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under the unsecured line of credit; and

•	We also had unleveraged properties that had an aggregate carrying value of $195.1 million at September 30, 2011, although there can be no assurance that we would be able to obtain financing for these properties.
Our cash resources can be used for working capital needs and other commitments and may be used for future investments. We continue to evaluate fixed-rate financing options, such as obtaining non-recourse financing on our unleveraged properties. Any financing obtained may be used for working capital objectives and/or may be used to pay down existing debt balances.

W. P. Carey 9/30/2011 10-Q — 47

Lines of Credit
Our credit facilities are more fully described in Note 9. A summary of our lines of credit is provided below (in thousands):

	September 30, 2011		December 31, 2010
	Outstanding	Maximum	Outstanding	Maximum
	Balance	Available	Balance	Available
Unsecured line of credit	$243,160	$250,000	$141,750	$250,000
Secured line of credit	10,000	30,000	N/A	N/A
Cash Requirements
During the next 12 months, we expect that cash payments will include paying distributions to our shareholders and to our affiliates who hold noncontrolling interests in entities we control and making scheduled mortgage loan principal payments, including mortgage balloon payments totaling $1.3 million, as well as other normal recurring operating expenses. In addition, each of our lines of credit matures in June 2012. We are currently in discussions with our lender group to renew our unsecured and secured lines of credit and expect to have new financing in place prior to their expiration.
We expect to fund future investments, any capital expenditures on existing properties and scheduled debt maturities on non-recourse mortgage loans through cash generated from operations, the use of our cash reserves or unused amounts on our lines of credit.
Impact of CPA®:14/16 Merger and CPA®:14 Asset Purchase
We estimate that the financial impact of the CPA®:14/16 Merger and the purchase of the assets in the CPA®:14 Asset Sales (Note 3) will be as follows on an annualized pro forma basis, although there can be no assurance that we will achieve these results:
•	An increase in dividends of approximately $11.3 million associated with our incremental investment in CPA®:16 — Global resulting in projected net cash flow after tax of $10.3 million;

•	An increase in lease revenues and cash flow totaling approximately $8.8 million and $4.0 million, respectively, related to the properties acquired from CPA®:14 in the CPA®:14 Asset Sales;

•	A tax benefit of approximately $6.4 million related to the change in our advisory fee arrangement with CPA®:16 — Global in connection with its UPREIT reorganization;

•	A reduction in asset management revenue from CPA®:16 — Global of approximately $5.5 million as a result of the modification of our advisory agreement with CPA®:16 — Global in connection with its UPREIT reorganization;

•	A reduction in asset management revenue approximating $2.1 million related to assets sold by CPA®:14 to us and to third parties in the CPA®:14 Asset Sales;

•	A reduction in annual equity income of approximately $0.9 million related to the consolidation of the two ventures acquired from CPA®:14 in the CPA®:14 Asset Sales; and

•	An increase in interest expense of approximately $5.9 million related to interest payments on the existing non-recourse mortgages relating to the properties we acquired in the CPA®:14 Asset Sales and incremental borrowings under our unsecured credit facility to finance the CPA®:14/16 Merger.
The properties we acquired from CPA®:14 have lease expirations between December 2015 and August 2019, renewable at the tenant’s option. There are no scheduled balloon payments on any of the long-term debt obligations that we assumed in connection with the CPA®:14/16 Merger until June 2016.

W. P. Carey 9/30/2011 10-Q — 48

Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at September 30, 2011 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Non-recourse debt — Principal (a)	$336,445	$10,763	$48,541	$96,718	$180,423
Lines of credit — Principal (b)	253,160	253,160	—	—	—
Interest on borrowings (c)	115,366	23,853	34,062	29,206	28,245
Operating and other lease commitments (d)	9,773	980	1,932	1,901	4,960
Property improvement commitments	6,760	6,760	—	—	—

	$721,504	$295,516	$84,535	$127,825	$213,628

(a)	Excludes $1.1 million of purchase accounting adjustments required in connection with the CPA®:14/16 Merger, which are included in Non-recourse debt at September 30, 2011.

(b)	Each of our lines of credit matures in June 2012.

(c)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at September 30, 2011.

(d)	Operating and other lease commitments consist primarily of the future minimum rents payable on the lease for our principal offices. We are reimbursed by affiliates for their share of the future minimum rents under an office cost-sharing agreement. These amounts are allocated among the entities based on gross revenues and are adjusted quarterly. The table above excludes the rental obligation of a venture in which we own a 46% interest. Our share of this obligation totals approximately $2.9 million over the lease term through January 2063.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at September 30, 2011, which consisted primarily of the Euro. At September 30, 2011, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.
Equity Method Investments
We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. Generally, the underlying investments are jointly-owned with our affiliates. Summarized financial information for these ventures and our ownership interest in the ventures at September 30, 2011 is presented below. Summarized financial information provided represents the total amounts attributable to the ventures and does not represent our proportionate share (dollars in thousands):

	Ownership Interest		Total Third-
Lessee	at September 30, 2011	Total Assets	Party Debt	Maturity Date
U. S. Airways Group, Inc.	75%	$29,851	$17,922	4/2014
The New York Times Company	18%	246,391	123,554	9/2014
Carrefour France, SAS (a)	46%	139,635	102,291	12/2014
Consolidated Systems, Inc.	60%	16,857	11,236	11/2016
Medica — France, S.A.(a)	46%	45,975	36,156	10/2017
Hologic, Inc.	36%	26,207	13,585	5/2023
Schuler A.G.(a)	33%	69,431	—	N/A
Childtime Childcare, Inc. (b)	34%	9,040	—	N/A

		$583,387	$304,744

(a)	Dollar amounts shown are based on the exchange rate of the Euro at September 30, 2011.

(b)	In January 2011, this venture repaid its maturing non-recourse mortgage loan.

W. P. Carey 9/30/2011 10-Q — 49

Environmental Obligations
In connection with the purchase of many of our properties, we required the sellers to perform environmental reviews. We believe, based on the results of these reviews, that our properties were in substantial compliance with Federal, state, and foreign environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with leakage from underground storage tanks, surface spills or other on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, our leases generally require tenants to indemnify us from all liabilities and losses related to the leased properties and the provisions of such indemnifications specifically address environmental matters. The leases generally include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow us to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of our leases allow us to require financial assurances from tenants, such as performance bonds or letters of credit, if the costs of remediating environmental conditions are, in our estimation, in excess of specified amounts. Accordingly, we believe that the ultimate resolution of environmental matters should not have a material adverse effect on our financial condition, liquidity or results of operations.
Supplemental Financial Measures
In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we employ the use of supplemental non-GAAP measures, which are uniquely defined by our management. We believe that these measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies. A description of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP measures are provided below.
Funds from Operations — as Adjusted
Funds from Operations (“FFO”) is a non-GAAP measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income or loss (as computed in accordance with GAAP) excluding: depreciation and amortization expense from real estate assets, gains or losses from sales of depreciated real estate assets and extraordinary items; however, FFO related to assets held for sale, sold or otherwise transferred and included in the results of discontinued operations are included. These adjustments also incorporate the pro rata share of unconsolidated subsidiaries. FFO is used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers. Although NAREIT has published this definition of FFO, companies often modify this definition as they seek to provide financial measures that meaningfully reflect their distinctive operations.
We modify the NAREIT computation of FFO to include other adjustments to GAAP net income to adjust for certain non-cash charges such as amortization of intangibles, deferred income tax benefits and expenses, straight-line rents, stock compensation, impairment charges on real estate, gains or losses from extinguishment of debt and deconsolidation of subsidiaries and unrealized foreign currency exchange gains and losses. We refer to our modified definition of FFO as “Funds from Operations — as Adjusted,” or AFFO. We exclude these items from GAAP net income as they are not the primary drivers in our decision making process. Our assessment of our operations is focused on long-term sustainability and not on such non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows, and we therefore use AFFO as one measure of our operating performance when we formulate corporate goals, evaluate the effectiveness of our strategies, and determine executive compensation.
We believe that AFFO is a useful supplemental measure for investors to consider because it will help them to better assess the sustainability of our operating performance without the potentially distorting impact of these short-term fluctuations. However, there are limits on the usefulness of AFFO to investors. For example, impairment charges and unrealized foreign currency losses that we exclude may become actual realized losses upon the ultimate disposition of the properties in the form of lower cash proceeds or other considerations.

W. P. Carey 9/30/2011 10-Q — 50

FFO and AFFO for all periods presented are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Investment Management
Net Income from investment management attributable to W. P. Carey members	$15,737	$6,094	$60,903	$25,842

FFO — as defined by NAREIT(a)	15,737	6,094	60,903	25,842

Adjustments:
Amortization and other non-cash charges	4,953	1,135	30,009	6,203
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at AFFO:
AFFO adjustments to equity earnings from equity investments	(2,144)	—	(3,559)	—

Total adjustments	2,809	1,135	26,450	6,203

AFFO — Investment Management	$18,546	$7,229	$87,353	$32,045

Real Estate Ownership
Net Income from real estate ownership attributable to W. P. Carey members	$9,465	$10,252	$69,085	$28,349

Adjustments:
Depreciation and amortization of real property	6,194	4,757	16,909	14,457
Loss (gain) on sale of real estate, net	396	—	(264)	(460)
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	1,173	463	4,049	4,927
Loss (gain) on sale of real estate, net	—	—	34	(38)
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(1,157)	(193)	(1,476)	(532)

Total adjustments	6,606	5,027	19,252	18,354

FFO — as defined by NAREIT(a)	16,071	15,279	88,337	46,703

Adjustments:
Gain on change in control of interests (b)	—	—	(27,859)	—
Gain on deconsolidation of a subsidiary	(1,008)	—	(1,008)	—
Other depreciation, amortization and non-cash charges	303	(1,230)	(2,498)	(920)
Straight-line and other rent adjustments	(1,014)	148	(2,451)	167
Impairment charges	4,934	481	4,975	8,618
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at AFFO:
Other depreciation, amortization and other non-cash charges	—	1,728	—	25
Straight-line and other rent adjustments	(463)	(539)	(1,227)	(1,728)
Impairment charges	—	1,394	1,090	1,394
AFFO adjustments to equity earnings from equity investments	4,122	2,995	6,714	8,211
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	59	122	218	78

Total adjustments	6,933	5,099	(22,046)	15,845

AFFO — Real Estate Ownership	$23,004	$20,378	$66,291	$62,548

Total Company
FFO — as defined by NAREIT	$31,808	$21,373	$149,240	$72,545

AFFO	$41,550	$27,607	$153,644	$94,593

Distributions declared for the applicable period (c)	$22,236	$20,053	$64,348	$59,709

W. P. Carey 9/30/2011 10-Q — 51

(a)	The SEC Staff has recently advised that they take no position on the inclusion or exclusion of impairment write-downs in arriving at FFO. Since 2003, NAREIT has taken the position that the exclusion of impairment charges is consistent with its definition of FFO. Accordingly, in future presentations we will revise our computation of FFO to exclude impairment charges, if any, in arriving at FFO.

(b)	Represents gains recognized on purchase of the remaining interests in two ventures from CPA®:14, which we had previously accounted for under the equity method. In connection with purchasing these interests, we recognized a net gain of $27.9 million during the nine months ended September 30, 2011 to adjust the carrying value of our existing interest in these ventures to their estimated fair values.

(c)	Distribution data is presented for comparability; however, management utilizes our “Adjusted Cash Flow from Operating Activities” measure to analyze our dividend coverage.
Adjusted Cash Flow from Operating Activities
Adjusted cash flow from operating activities refers to our cash flow from operating activities (as computed in accordance with GAAP) adjusted, where applicable, primarily to: add cash distributions that we receive from our investments in unconsolidated real estate joint ventures in excess of our equity income; subtract cash distributions that we make to our noncontrolling partners in real estate joint ventures that we consolidate; and eliminate changes in working capital. We hold a number of interests in real estate joint ventures, and we believe that adjusting our GAAP cash flow provided by operating activities to reflect these actual cash receipts and cash payments, as well as eliminating the effect of timing differences between the payment of certain liabilities and the receipt of certain receivables in a period other than that in which the item is recognized, may give investors additional information about our actual cash flow that is not incorporated in cash flow from operating activities as defined by GAAP.
We believe that adjusted cash flow from operating activities is a useful supplemental measure for assessing the cash flow generated from our core operations as it gives investors important information about our liquidity that is not provided within cash flow from operating activities as defined by GAAP, and we use this measure when evaluating distributions to shareholders.
Adjusted cash flow from operating activities for all periods presented is as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010
Cash flow provided by operating activities	$62,652	$52,268
Adjustments:
Distributions received from equity investments in real estate in excess of equity income (a)	10,187	6,046
Distributions paid to noncontrolling interests, net (b)	(732)	(213)
Changes in working capital (c)	14,079	6,832
CPA®:14/16 Merger — revenue net of taxes (d)	(11,708)	—

Adjusted cash flow from operating activities	$74,478	$64,933

Distributions declared	$64,348	$59,709

(a)	We take a substantial portion of our asset management revenue in shares of the CPA® REITs. To the extent we receive distributions in excess of the equity income that we recognize, we include such amounts in our evaluation of cash flow from core operations.

(b)	Represents noncontrolling interests’ share of distributions made by ventures that we consolidate in our financial statements.

(c)	Timing differences arising from the payment of certain liabilities and the receipt of certain receivables in a period other than that in which the item is recognized in determining net income may distort the actual cash flow that our core operations generate. We adjust our GAAP cash flow from operating activities to record such amounts in the period in which the item was actually recognized.

(d)	Amounts represent termination and subordinated disposition revenue, net of costs and a 45% tax provision, earned in connection with the CPA®:14/16 Merger. This revenue is generally earned in connection with events that provide liquidity alternatives to the CPA® REIT shareholders. In determining cash flow generated from our core operations, we believe it was more appropriate to normalize cash flow for the impact of the net revenue that we earned in connection with the CPA®:14/16 Merger.
While we believe that FFO, AFFO and Adjusted cash flow from operating activities are important supplemental measures, they should not be considered as alternatives to net income as an indication of a company’s operating performance or to cash flow from operating

W. P. Carey 9/30/2011 10-Q — 52

activities as a measure of liquidity. These non-GAAP measures should be used in conjunction with net income and cash flow from operating activities as defined by GAAP. FFO, AFFO and Adjusted cash flow from operating activities, or similarly titled measures disclosed by other REITs, may not be comparable to our FFO, AFFO and Adjusted cash flow from operating activities measures.
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
Generally, we do not use derivative instruments to manage foreign currency exchange rate exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes.
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
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable-rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At September 30, 2011, we estimate that the fair value of our interest rate swaps, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $3.8 million.
At September 30, 2011, a significant portion (approximately 56%) of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The estimated fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed-rate debt at September 30, 2011 ranged from 3.1% to 7.8%. The annual interest rates on our variable-rate debt at September 30, 2011 ranged from 1.2% to 7.3%. Our debt obligations are more fully described under Financial Condition in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at September 30, 2011 (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total	Fair value
Fixed rate debt	$1,551	$34,394	$5,424	$5,350	$41,419	$134,518	$222,656	$217,536
Variable rate debt	$801	$256,431	$3,451	$7,301	$7,598	$90,276	$365,858	$361,201
The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or caps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at September 30, 2011 by an aggregate increase of $16.2 million or an aggregate decrease of $16.8 million, respectively. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed-rates at September 30, 2011 would increase or decrease by $2.6 million for each respective 1% change in annual interest rates. As more fully described under Financial Condition — Summary of Financing in Item 2 above, a portion of the debt classified as variable-rate debt in the tables above bore interest at fixed rates at September 30, 2011 but has interest rate reset

W. P. Carey 9/30/2011 10-Q — 53

features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. Such debt is generally not subject to short-term fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We own investments in the European Union and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the Euro, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. For the nine months ended September 30, 2011, we recognized net realized and unrealized foreign currency transaction gains of $0.5 million and $0.1 million, respectively. These gains are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the Euro on accrued interest receivable on notes receivable from consolidated subsidiaries.
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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2011, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2011 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

W. P. Carey 9/30/2011 10-Q — 54

Item 6. Exhibits
The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from W. P. Carey & Co. LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011, and 2010, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011, and 2010, and (v) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

W. P. Carey 9/30/2011 10-Q — 55

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. P. Carey & Co. LLC
Date: November 8, 2011	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Chief Financial Officer (Principal Financial Officer)

Date: November 8, 2011	By:	/s/ Thomas J. Ridings, Jr.
Thomas J. Ridings, Jr.
Chief Accounting Officer (Principal Accounting Officer)

W. P. Carey 9/30/2011 10-Q — 56

EXHIBIT INDEX
The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from W. P. Carey & Co. LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011, and 2010, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011, and 2010, and (v) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

W. P. Carey 9/30/2011 10-Q — 57