Form 10-K
period 2011-12-31
W P CAREY & CO LLC
filed 2012-02-29
CIK 1025378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the registrants’ Listed Shares held by non-affiliates was approximately $1.1 billion.

As of February 14, 2012, there are 39,730,186 Listed Shares of registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference its definitive Proxy Statement with respect to its 2012 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in Item 1A. Risk Factors of this Report. We do not undertake to revise or update any forward-looking statements.

W. P. Carey 2011 10-K — 1

PART I

Item 1. Business.

(a) General Development of Business

Overview

W. P. Carey & Co. LLC (“W. P. Carey” and, together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) provides long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and manages a global investment portfolio. We invest primarily in commercial properties domestically and internationally that are generally triple-net leased to single corporate tenants, which requires each tenant to pay substantially all of the costs associated with operating and maintaining the property. We also earn revenue as the advisor to publicly-owned, non-listed real estate investment trusts, which are sponsored by us under the Corporate Property Associates brand name (the “CPA® REITs”) and invest in similar properties. We are currently the advisor to the following CPA® REITs: Corporate Property Associates 15 Incorporated (“CPA®:15”), Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global”) and Corporate Property Associates 17 – Global Incorporated (“CPA®:17 – Global”). We were the advisor to Corporate Property Associates 14 Incorporated (“CPA®:14”) until its merger with a subsidiary of CPA®:16 – Global on May 2, 2011 (the “CPA®:14/16 Merger”). We are also the advisor to Carey Watermark Investors Incorporated (“CWI” and, together with the CPA® REITs, the “REITs”), which we formed in March 2008 for the purpose of acquiring interests in lodging and lodging-related properties.

Most of our properties were either acquired as a result of our consolidation with certain affiliated Corporate Property Associates limited partnerships or subsequently acquired from other CPA® REIT programs in connection with the provision of liquidity to shareholders of those CPA® REITs, as further described below. Because our advisory agreements with each of the existing REITs require that we use our best efforts to present to them a continuing and suitable program of investment opportunities that meet their investment criteria, we generally provide investment opportunities to these funds first and earn revenues from transaction and asset management services performed on their behalf. Our principal focus on our owned real estate portfolio in recent years has therefore been on enhancing the value of our existing properties.

We were formed as a limited liability company under the laws of Delaware on July 15, 1996. We commenced operations on January 1, 1998 by combining the limited partnership interests of nine CPA® partnerships, at which time we became listed on the New York Stock Exchange under the symbol “WPC.” As a limited liability company, we are not subject to federal income taxation as long as we satisfy certain requirements relating to our operations and pass through any tax liabilities or benefits to our shareholders; however, certain of our subsidiaries are engaged in investment management operations and are subject to United States (“U.S.”) federal, state and local income taxes, and some of our subsidiaries may also be subject to foreign taxes.

Our principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020, and our telephone number is (212) 492-1100. At December 31, 2011, we employed 212 individuals through our wholly-owned subsidiaries.

Primary Business Segments

Investment Management — We structure and negotiate investments and debt placement transactions for the REITs, for which we earn structuring revenue, and manage their portfolios of real estate investments, for which we may earn asset-based management and performance revenue. Depending on the arrangement with each REIT, we earn asset-based management revenue based on the value of their real estate-related and lodging-related assets under management. We also receive performance revenue from CPA®:15 and, before the CPA®:14/16 Merger, from CPA®:14 and CPA®:16 – Global. As funds available to the REITs are invested, the asset base from which we earn revenue increases. In addition, we also receive a percentage of distributions of available cash from the operating partnerships of CPA®:17 – Global and CWI, as well as from the operating partnership of CPA®:16 – Global after the CPA®:14/16 Merger. We may also earn incentive and disposition revenue and receive other compensation in connection with providing liquidity alternatives to the REIT shareholders.

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

W. P. Carey 2011 10-K — 2

Significant Developments During 2012

Proposed Merger — In its initial offering documents, CPA®:15 stated its intention to consider liquidity events for investors generally commencing eight years following the investment of substantially all of the net proceeds from its public offerings, which occurred in 2004. As a result, during the second quarter of 2011, we began actively considering liquidity alternatives on behalf of CPA®:15 as its advisor and have discussed with its board of directors a number of those alternatives. The board of directors of CPA®:15 formed a special committee of independent directors to explore possible liquidity transactions, including transactions proposed by us, and the CPA®:15 special committee has retained legal and financial advisors to assist the committee in its review.

On February 17, 2012, we and CPA®:15 entered into a definitive agreement pursuant to which CPA®:15 will merge with and into one of our subsidiaries for a combination of cash and shares of our common stock as described below (the “Proposed Merger”). In connection with the Proposed Merger, we plan to file a registration statement with the SEC regarding the shares of our common stock to be issued to shareholders of CPA®:15 in the Proposed Merger. Special meetings will be scheduled to obtain the approval of CPA®:15’s shareholders of the Proposed Merger and the approval of our shareholders of the Proposed Merger and the Proposed REIT Reorganization described below. The closing of the Proposed Merger is also subject to customary closing conditions. If the Proposed Merger is approved and the other closing conditions are met, we currently expect that the closing will occur by the third quarter of 2012, although there can be no assurance of such timing.

At December 31, 2011, CPA®:15’s portfolio was comprised of full or partial ownership in 315 properties, substantially all of which were triple-net leased with an average remaining life of 10.4 years and an estimated annual contractual minimum base rent of $223.0 million (on a pro rata basis). We expect to assume the related property debt comprised of 74 fixed-rate and seven variable-rate non-recourse mortgage loans with an aggregate fair value of $1.2 billion and a weighted-average annual interest rate of 5.7% at December 31, 2011 (on a pro rata basis). During 2011, we earned $26.0 million in fees from CPA®:15 and recognized $3.4 million in equity earnings based on our ownership of shares in CPA®:15.

We have also obtained a commitment for a $175.0 million term loan as part of our credit facility in order to pay for the cash portion of the consideration in the Proposed Merger. Our commitment expires on the earlier of the termination or closing of the Proposed Merger or September 30, 2012. The commitment letters are subject to a number of closing conditions, including the lenders’ satisfactory completion of due diligence and determination that no material adverse change has occurred, and there can be no assurance that we will be able to obtain the term loan on acceptable terms or at all.

In the Proposed Merger, CPA®:15 shareholders will be entitled to receive a $1.25 in cash and 0.2326 shares of our common stock for each share of CPA®:15 common stock owned, which equated to $11.73 per share of CPA®:15 common stock based on our $45.07 per share closing price as of February 17, 2012, the date that the merger agreement was signed. The estimated total Proposed Merger consideration includes cash of approximately $151.8 million and the issuance of approximately 28,241,000 of our shares, based on the total shares of CPA®:15 outstanding of 131,566,206, of which 10,153,074 shares were owned by us, on February 17, 2012. As a condition of the Proposed Merger, we have agreed to waive our subordinated disposition and termination fees.

If the Proposed Merger is approved, immediately prior to merging, we plan to reorganize as a real estate investment trust (the “Proposed REIT Reorganization”). The Proposed REIT Reorganization is an internal reorganization of our corporate structure into a real estate investment trust to hold substantially all of our real estate assets attributable to our Real Estate Ownership segment while the activities conducted by our Investment Management segment subsidiaries will be organized under taxable real estate investment trust subsidiaries. This Proposed REIT Reorganization is expected to be tax-free for U.S. Federal purposes, except for the cash consideration.

Changes in Management — On January 2, 2012, our founder and Chairman, Wm. Polk Carey, passed away. Following the passing of Mr. Carey, on January 4, 2012, the Board of Directors elected Benjamin H. Griswold, IV as Non-Executive Chairman of the Board. Mr. Griswold has been a director since 2006 and served as Lead Director from 2010. He also serves as Chairman of the Compensation Committee of our Board of Directors (the “Compensation Committee”).

Significant Developments During 2011

Acquisition Activity — During 2011, we structured investments on behalf of the REITs totaling approximately $1.2 billion. International investments comprised 54% (on a pro rata basis) of these investments. Amounts are based on the exchange rate of the foreign currency at the date of acquisition, as applicable.

Investor Capital Inflows — We raised more than $582.5 million on behalf of CPA®:17 – Global during 2011. Of this total, we raised $163.8 million under CPA®:17 – Global’s initial public offering and $418.7 million under CPA®:17 – Global’s follow-on offering, as described below. Since beginning fundraising for CPA®:17 – Global in December 2007 through December 31, 2011, we have raised more than $1.9 billion on its behalf. CPA®:17 – Global’s initial public offering was terminated in April 2011 when a registration statement for a continuous public offering of up to an additional $1.0 billion of common stock, which we refer to as the follow-on offering, was declared effective by the SEC on April 7, 2011.

W. P. Carey 2011 10-K — 3

We also raised $47.1 million on behalf of CWI from the beginning of its offering in September 2010 through December 31, 2011.

Credit Facility — In December 2011, we entered into a $450.0 million unsecured revolving credit facility to replace our then-existing $250.0 million unsecured line of credit and $30.0 million secured line of credit, which were both due to expire in June 2012. At our election, the principal amount available under the new line of credit may be increased by up to an additional $125.0 million, subject to the conditions provided in the credit agreement. The new credit facility matures in December 2014 but may be extended for one year at our option, subject to the conditions provided in the credit agreement. The outstanding amounts under our existing credit facilities aggregated $233.2 million at the time, which we rolled over to the new facility.

Financing Activity — During 2011, we obtained mortgage financing totaling $576.0 million on behalf of the CPA® REITs and $69.8 million for our owned real estate portfolio, consisting of financing for new transactions and on unencumbered properties and refinancing of maturing debt. These mortgage financings had a weighted-average annual interest rate of approximately 4.5%. Amounts are based on the exchange rate of the foreign currency at the date of financing and the weighted average interest rate on unhedged variable-rate loans is based on the rate on the date of financing, as applicable.

CPA®:14/16 Merger — In the CPA®:14/16 Merger, CPA®:14 shareholders were entitled to receive $11.50 per share, which was equal to the estimated net asset value per share (“NAV”) of CPA®:14 as of September 30, 2010. For each share of CPA®:14 stock owned, each CPA®:14 shareholder received a $1.00 per share special cash dividend and a choice of either (i) $10.50 in cash or (ii) 1.1932 shares of CPA®:16 – Global. The merger consideration of $954.5 million was paid by CPA®:16 – Global, including payment of $444.0 million to liquidating shareholders and issuing 57,365,145 shares of common stock with a fair value of $510.5 million on the date of closing to shareholders of CPA®:14 in exchange for 48,076,723 shares of CPA®:14 common stock. The $1.00 per share special cash distribution, totaling $90.4 million in the aggregate, was funded from the proceeds of the CPA®:14 Asset Sales described below. In connection with the CPA®:14/16 Merger, we agreed to purchase a sufficient number of shares of CPA®:16 – Global common stock from CPA®:16 – Global to enable it to pay the merger consideration if the cash on hand and available to CPA®:14 and CPA®:16 – Global, including the proceeds of the CPA®:14 Asset Sales and a new $320.0 million senior credit facility of CPA®:16 – Global, were not sufficient. Accordingly, we purchased 13,750,000 shares of CPA®:16 – Global on May 2, 2011 for $121.0 million, which we funded, along with other obligations, with cash on hand and $121.4 million drawn on our then-existing unsecured line of credit.

In connection with the CPA®:14/16 Merger, on May 2, 2011, we purchased the remaining interests in three ventures from CPA®:14, in which we already had a partial ownership interest, for an aggregate purchase price of $31.8 million, plus the assumption of $87.6 million of indebtedness. The purchase price was based on the appraised values of the ventures’ underlying properties and debt. In connection with the purchase, we recorded a gain of $27.9 million, which represents the difference between our respective carrying values and the fair values of our previously held interests in these ventures. Together with the three properties sold by CPA®:14 to CPA®:17 – Global on that date, as well as certain other properties sold to third parties in anticipation of the CPA®:14/16 Merger, these sales are referred to herein as the “CPA®:14 Asset Sales.”

Upon consummation of the CPA®:14/16 Merger, we earned revenues of $31.2 million in connection with the termination of the advisory agreement with CPA®:14 and $21.3 million of subordinated disposition revenues. We elected to receive our termination revenue in 2,717,138 shares of CPA®:14, which were exchanged into 3,242,089 shares of CPA®:16 – Global in the CPA®:14/16 Merger. In addition, we received $11.1 million in cash as a result of the $1.00 per share special cash distribution paid by CPA®:14 to its shareholders. Upon closing of the CPA®:14/16 Merger, we received 13,260,091 million shares of common stock of CPA®:16 – Global in respect of our shares of CPA®:14.

Carey Asset Management Corp. (“CAM”), our subsidiary that acts as the advisor to the CPA® REITs, waived any acquisition fees payable by CPA®:16 – Global under its advisory agreement with CAM in respect of the properties acquired in the CPA®:14/16 Merger and also waived any disposition fees that may subsequently be payable by CPA®:16 – Global upon a sale of such assets. As the advisor to CPA®:14, CAM earned acquisition fees related to those properties acquired by CPA®:14 and disposition fees on those properties upon the liquidation of CPA®:14 and, as a result, CAM and CPA®:16 – Global agreed that CAM should not receive fees upon the acquisition or disposition of the same properties by CPA®:16 – Global.

CPA®:16 – Global UPREIT Reorganization — Immediately following the CPA®:14/16 Merger on May 2, 2011, CPA®:16 – Global completed an internal reorganization whereby CPA®:16 – Global formed an umbrella partnership real estate investment trust, or UPREIT, which was approved by CPA®:16 – Global shareholders in connection with the CPA®:14/16 Merger. In connection with the formation of the UPREIT, CPA®:16 – Global contributed substantially all of its assets and liabilities to an operating partnership in exchange for a managing member interest and units of membership interest in that operating partnership, which together represent a 99.985% capital interest of the “Managing Member” (representing the CPA®:16 – Global shareholders’ interest). Through our subsidiary, Carey REIT III, Inc. (the “Special General Partner” or “Carey REIT III”), we acquired a special membership interest (“Special Member Interest”) of 0.015% in CPA®:16 – Global’s operating partnership for $0.3 million, entitling us to receive certain profit allocations and distributions of cash (Note 3).

W. P. Carey 2011 10-K — 4

As consideration for the Special Member Interest, we amended our advisory agreement with CPA®:16 – Global to give effect to this UPREIT reorganization and to reflect a revised fee structure whereby (i) our asset management fees are prospectively reduced to 0.5% from 1.0% of the asset value of a property under management, (ii) the former 15% subordinated incentive fee and termination fees have been eliminated and replaced by (iii) a 10% Special General Partner Available Cash Distribution, as described in Note 3 to the consolidated financial statements, and (iv) the 15% Final Distribution, as described in Note 3 to the consolidated financial statements. The sum of the new 0.5% asset management fee and the Available Cash Distribution is expected to be lower than the original 1.0% asset management fee; accordingly, the Available Cash Distribution is contractually limited to 0.5% of the value of CPA®:16 – Global’s assets under management. However, the amount of after-tax cash we receive pursuant to this revised structure is anticipated to be greater than the amount we received under the previous arrangement. The fee structure related to initial acquisition fees, subordinated acquisition fees and subordinated disposition fees for CPA®:16 – Global remains unchanged.

Impairment Charges — During 2011, we recorded impairment charges on our owned portfolio totaling $10.7 million (Note 10). We currently estimate that the CPA® REITs will record impairment charges aggregating approximately $61.7 million for 2011, of which our proportionate share is approximately $7.8 million (Note 6). Our cash distributions from the CPA® REITs are not affected by the impairment charges recognized by them.

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

Investment Management

We earn revenue as the advisor to the REITs. Under the advisory agreements with the REITs, we perform various services, including but not limited to the day-to-day management of the REITs and transaction-related services. The advisory agreements allow us to elect to receive stock for any revenue due from a REIT.

Because of limitations on the amount of non-real estate-related income that may be earned by a limited liability company that is taxed as a publicly traded partnership, our investment management operations are currently conducted primarily through taxable subsidiaries.

From time to time, we explore alternatives for expanding our investment management operations beyond advising the REITs. Any such expansion could involve the purchase of properties or other investments as principal, either for our owned portfolio or with the intention of transferring such investments to a newly-created fund, as well as the sponsorship of one or more funds to make investments other than primarily net lease investments.

Asset Management Revenue

We earn asset management revenue from each REIT, which is based on average invested assets and is calculated according to the advisory agreement for each REIT. For CPA®:16 – Global prior to the CPA®:14/16 Merger and for CPA®:15, this revenue generally totals 1% per annum, with a portion of this revenue, or 0.5%, contingent upon the achievement of specific performance criteria. For CPA®:16 – Global subsequent to the CPA®:14/16 Merger, we earn asset management revenue of 0.5% of average invested assets. For CPA®:17 – Global, we earn asset management revenue ranging from 0.5% of average market value for long-term net leases and certain other types of real estate investments up to 1.75% of average equity value for certain types of securities. For CWI, we earn asset management revenue of 0.5% of the average market value of lodging-related investments. We do not earn performance revenue from CPA®:17 – Global, CWI and, subsequent to the CPA®:14/16 Merger, from CPA®:16 – Global, but we receive up to 10% of distributions of available cash, as defined in the respective advisory agreements, from their operating partnership. We seek to increase our asset management revenue and performance revenue by increasing real estate-related assets under management, both as the REITs make new investments and from organizing new investment entities. Such revenue may also increase, or decrease, based on changes in the appraised value of the real estate assets of the individual REITs. Assets under management, and the resulting revenue earned by us, may also decrease if investments are disposed of, either individually or in connection with the liquidation of a REIT.

W. P. Carey 2011 10-K — 5

Structuring Revenue

Under the terms of the advisory agreements, we earn revenue in connection with structuring and negotiating investments and related financing for the REITs, which we call acquisition revenue. We may receive acquisition revenue of up to an average of 4.5% of the total cost of all investments made by each CPA® REIT. A portion of this revenue (generally 2.5%) is paid when the transaction is completed, while the remainder (generally 2%) is payable in annual installments ranging from three to eight years, provided the relevant CPA® REIT meets its performance criterion. Unpaid installments bear interest at annual rates ranging from 5% to 7%. For certain types of non-long term net lease investments acquired on behalf of CPA®:17 – Global, initial acquisition revenue may range from 0% to 1.75% of the equity invested plus the related acquisition revenue, with no deferred acquisition revenue being earned. For CWI, we earn initial acquisition revenue of 2.5% of the total investment cost of the properties acquired and loans originated by us not to exceed 6% of the aggregate contract purchase price of all investments and loans with no deferred acquisition revenue being earned. We may also be entitled, subject to the REIT board approval, to fees for structuring loan refinancing of up to 1% of the principal amount. This loan refinancing revenue, together with the acquisition revenue, is referred to as structuring revenue.

Other Revenue

We may also earn revenue related to the disposition of properties, subject to subordination provisions, which will only be recognized as the relevant conditions are met. Such revenue may include subordinated disposition revenue of no more than 3% of the value of any assets sold, payable only after shareholders have received back their initial investment plus a specified preferred return, and subordinated incentive revenue of 15% of the net cash proceeds distributable to shareholders from the disposition of properties, after recoupment by shareholders of their initial investment plus a specified preferred return. If the Proposed Merger is consummated, we have agreed to waive certain fees to which we were formerly entitled including those related to the termination of the advisory agreement for CPA®:15 based on the amount by which the fair value of its properties, less indebtedness, exceeds investors’ capital plus a specified preferred return. In connection with the termination of the advisory agreement for CPA®:14 during 2011, we received a termination payment of $31.2 million. CPA®:17 – Global, CPA®:16 – Global, and CWI, will have the right, but not the obligation, upon certain terminations to repurchase our interests in their respective operating partnerships at fair market value. We will not receive a termination payment in circumstances where we receive subordinated incentive revenue.

We may earn substantial disposition and incentive or termination revenue in connection with providing liquidity to the shareholders of the REITs. In general, we begin evaluating liquidity alternatives for the REIT shareholders about eight years after a REIT has substantially invested the net proceeds received in its initial public offering. These liquidity alternatives may include listing the REITs shares on a national securities exchange, selling the assets of the REIT or merging the affected REIT with another entity, which could include another REIT. However, the timing of liquidity events depends on market conditions and may also depend on other factors, including approval of the proposed course of action by the independent directors, and in some instances the shareholders, of the affected REIT, and may occur well after the eighth anniversary of the date that the net proceeds of an offering have been substantially invested. Because of these factors, the REIT liquidity events have not typically taken place every year. In consequence, given the relatively substantial amounts of disposition revenue, as compared with the ongoing revenue earned from asset management and structuring investments, income from this business segment may be significantly higher in those years where a liquidity event takes place. During 2011, we earned incentive and disposition revenue and received other compensation in connection with providing a liquidity alternative to the CPA®:14 shareholders with the CPA®:14/16 Merger.

The REITs reimburse us for certain costs, primarily broker-dealer commissions paid on their behalf and marketing and personnel costs. The REITs also reimburse us for many of our costs associated with the evaluation of transactions on their behalf that are not completed. These reimbursements may be substantial. These reimbursements, together with asset management revenue payable by a specific REIT, may be subject to deferral or reduction if they exceed a specified percentage of that REITs income or invested assets.

Pursuant to our advisory agreement with CWI, we perform certain services, including managing CWI’s offering and its overall business, identification, evaluation, negotiation, purchase and disposition of lodging-related properties and the performance of certain administrative duties. We are currently fundraising for CWI. Unreimbursed costs incurred on behalf of CWI totaled $5.1 million through December 31, 2011. We anticipate being reimbursed for all or a portion of these costs in accordance with the terms of the advisory agreement.

W. P. Carey 2011 10-K — 6

Equity Investments in the REITs

As discussed above, we may elect to receive certain of our revenues from the REITs in shares of those entities. At December 31, 2011, we owned 7.7% of the outstanding shares of CPA®:15, 17.9% of the outstanding shares of CPA®:16 – Global, 0.9% of the outstanding shares of CPA®:17 – Global and 0.5% of the outstanding shares of CWI (Note 6).

Real Estate Ownership

We own and invest in commercial properties in the U.S. and the European Union that are then leased to companies, primarily on a single-tenant, triple-net leased basis. While our acquisition of new properties is constrained by our obligation to provide a continuing and suitable investment program to the REITs, we seek to maximize the value of our existing portfolio through prudent management of our real estate assets, which may involve follow-on transactions, dispositions and favorable lease modifications, as well as refinancing of existing debt. In connection with providing liquidity alternatives to the REIT shareholders, we may acquire additional properties from the liquidating REIT, as we did in 2011 in connection with the CPA®:14/16 Merger. We have also acquired properties and interests in properties through tax-free exchanges and as part of joint ventures with the REITs. We may also, in the future, seek to increase our portfolio by making investments, including non-net lease investments and investments in emerging markets, that may not meet the investment criteria of the REITs, particularly investments that are not current-income oriented. See Our Portfolio below for an analysis of our portfolio at December 31, 2011.

No single tenant at any of our consolidated investments represented more than 10% of our total lease revenues from our real estate ownership during 2011, 2010 or 2009.

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

Diversification — We attempt to diversify the portfolios of the CPA® REITs to avoid dependence on any one particular tenant, borrower, collateral type, geographic location or tenant/borrower industry. By diversifying these portfolios, we seek to reduce the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region. While we have not endeavored to maintain any particular standard of diversity in our owned portfolio, we believe that our owned portfolio is reasonably well diversified (see Our Portfolio below).

Lease Terms — Generally, the net leased properties in which the CPA® REITs and we invest will be leased on a full recourse basis to the tenants or their affiliates. In addition, we seek to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are fixed or tied generally to increases in indices such as the Consumer Price Index (“CPI”) or other similar index in the jurisdiction in which the property is located, but may contain caps or other limitations, either on an annual or overall

W. P. Carey 2011 10-K — 7

basis. Further, in some jurisdictions (notably Germany), these clauses must provide for rent adjustments based on increases or decreases in the relevant index. In the case of retail stores and hotels, the lease may provide for participation in gross revenues of the tenant at the property above a stated level, or percentage rent; however, percentage rent has been insignificant in the recent years. Alternatively, a lease may provide for mandated rental increases on specific dates, and we may adopt other methods in the future.

Collateral Evaluation — We review the physical condition of the property, and conduct a market evaluation to determine the likelihood of replacing the rental stream if the tenant defaults or of a sale of the property in such circumstances. We also generally engage a third party to conduct, or require the seller to conduct, Phase I or similar environmental site assessments (including a visual inspection for the potential presence of asbestos) in an attempt to identify potential environmental liabilities associated with a property prior to its acquisition. If potential environmental liabilities are identified, we generally require that identified environmental issues be resolved by the seller prior to property acquisition or, where such issues cannot be resolved prior to acquisition, require tenants contractually to assume responsibility for resolving identified environmental issues after the acquisition and provide indemnification protections against any potential claims, losses or expenses arising from such matters. Although we generally rely on our own analysis in determining whether to make an investment on behalf of the REITs, each real property to be purchased by them will be appraised by an independent appraiser. The contractual purchase price (plus acquisition fees payable to the advisor, but excluding acquisition expenses, for properties acquired on behalf of the REITs) for a real property we acquire for ourselves or on behalf of a REIT will not exceed its appraised value. The appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the lessee’s credit and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property if sold may be greater or less than the appraised value. In cases of special purpose real estate, a property is examined in light of the prospects for the tenant/borrower’s enterprise and the financial strength and the role of that asset in the context of the tenant/borrower’s overall viability. Operating results of properties and other collateral may be examined to determine whether or not projected income levels are likely to be met. We will also consider factors particular to the laws of foreign countries, in addition to the risks normally associated with real property investments, when considering an investment outside the U.S.

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

Investment Committee — We have an investment committee that provides services to the CPA® REITs and may provide services to us. CWI has a separate investment committee. Our investment department, under the oversight of our chief investment officer, is primarily responsible for evaluating, negotiating and structuring potential investment opportunities. Before an investment is made on

W. P. Carey 2011 10-K — 8

behalf of a CPA® REIT, the transaction is generally reviewed by the investment committee. The investment committee is not directly involved in originating or negotiating potential investments, but instead functions as a separate and final step in the investment process. We place special emphasis on having experienced individuals serve on our investment committee. We generally will not invest in a transaction on behalf of the CPA® REITs unless it is approved by the investment committee; provided, however, that investments of $10.0 million or less may be approved by either the Chairman of the investment committee or the chief investment officer, up to, in the case of investments other than long-term net leases, a cap of $30.0 million or 5% of the CPA® REIT’s estimated net asset value, whichever is greater, provided that such investments may not have a credit rating of less than BBB-. The investment committee retains the authority to identify other categories of transactions that may be entered into without its prior approval. The investment committee may delegate its authority, such as to investment advisory committees with specialized expertise in the particular geographic market, like our Asia advisory committee for potential investments in China. However, we do not currently expect that the investments delegated to these advisory committees will account for a significant portion of the investments we make in the near term.

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

•	Jean Hoysradt — Currently serving as the chief investment officer of Mousse Partners Limited, an investment office based in New York.

•	Richard C. Marston — Currently the James R.F. Guy professor of finance and economics at the Wharton School of the University of Pennsylvania.

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

•

Dr. Karsten von Köller — Currently chairman of Lone Star Germany GmbH, a U.S. private equity firm (“Lone Star”), Chairman of the Supervisory Boards of Düsseldorfer Hypothekenbank AG, a subsidiary of Lone Star, and MHB Bank AG Vice Chairman of the Supervisory Boards of IKB Deutsche Industriebank AG and Corealcredit Bank AG.

Messrs. Coolidge, Hansing, Marston, van Ommen and von Köller also serve as members of our board of directors.

We are required to use our best efforts to present a continuing and suitable investment program to the REITs but we are not required to present to the REITs any particular investment opportunity, even if it is of a character which, if presented, could be taken by one or more of the REITs.

Self-Storage Investments

In November 2006, we formed a subsidiary, Carey Storage Management LLC (“Carey Storage”), for the purpose of investing in self-storage real estate properties and their related businesses within the U.S. In January 2009, Carey Storage completed a transaction whereby it received cash proceeds, plus a commitment to invest additional equity, from a third party (the “Investor”) to fund the purchase of self-storage assets in the future in exchange for an interest of approximately 60% in its self-storage portfolio. During 2010, Carey Storage amended its agreement with the Investor to, among other things; remove a contingent purchase option held by Carey Storage to repurchase the Investor’s interest in the venture at fair value. Further information about current Carey Storage activity is described in Part II, Item 8, Note 4. Net Investments in Properties — Operating Real Estate.

W. P. Carey 2011 10-K — 9

Our Portfolio

At December 31, 2011, we owned and managed over 980 properties domestically and internationally, including our owned portfolio. Our portfolio was comprised of our full or partial ownership interest in 157 properties, substantially all of which were triple-net leased to 73 tenants, and totaled approximately 13 million square feet (on a pro rata basis) with an occupancy rate of approximately 93%. In addition, through our Carey Storage and Livho, Inc. (“Livho”) subsidiaries, we had interests in 21 self-storage properties and a hotel property, respectively, with an aggregate of approximately 0.8 million square feet (on a pro rata basis) at December 31, 2011. Our net lease portfolio has the following property and lease characteristics:

Geographic Diversification

Information regarding the geographic diversification of our properties at December 31, 2011 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate
Region	Annualized Contractual Minimum Base Rent (a)	% of Annualized Contractual Minimum Base Rent	Annualized Contractual Minimum Base Rent (b)	% of Annualized Contractual Minimum Base Rent
United States
South	$33,031	48%	$150	1%
West	18,979	27	3,590	15
East	5,709	8	6,744	28
Midwest	4,776	7	909	4

Total U.S.	62,495	90	11,393	48

International
Europe (c)	7,121	10	12,379	52

Total	$69,616	100%	$23,772	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2011.
(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2011 from equity investments in real estate.
(c)	Represents investments in France, Germany, Poland and Spain.

Property Diversification

Information regarding our property diversification at December 31, 2011 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate
Property Type	Annualized Contractual Minimum Base Rent (a)	% of Annualized Contractual Minimum Base Rent	Annualized Contractual Minimum Base Rent (b)	% of Annualized Contractual Minimum Base Rent
Office	$30,773	44%	$8,579	36%
Industrial	21,078	30	4,448	19
Warehouse/Distribution	11,242	16	7,475	31
Retail	5,412	8	—	—
Other Properties (c)	1,111	2	3,270	14

Total	$69,616	100%	$23,772	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2011.
(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2011 from equity investments in real estate.
(c)	Other properties include education and childcare, healthcare, land and leisure properties.

W. P. Carey 2011 10-K — 10

Tenant Diversification

Information regarding our tenant diversification at December 31, 2011 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate
Tenant Industry (a)	Annualized Contractual Minimum Base Rent (b)	% of Annualized Contractual Minimum Base Rent	Annualized Contractual Minimum Base Rent (c)	% of Annualized Contractual Minimum Base Rent
Business and Commercial Services	$13,378	19%	$791	3%
Transportation—Cargo	7,535	11	—	—
Retail Stores	6,435	9	7,419	31
Telecommunications	5,830	8	—	—
Beverages, Food, and Tobacco	5,026	7	—	—
Aerospace and Defense	4,931	7	—	—
Banking	3,862	6	—	—
Forest Products and Paper	3,772	6	—	—
Electronics	3,055	4	1,374	6
Media: Printing and Publishing	2,580	4	4,423	19
Grocery	2,408	4	—	—
Healthcare, Education and Childcare	2,358	3	3,269	14
Consumer Goods	2,161	3	—	—
Chemicals, Plastics, Rubber, and Glass	1,179	2	—	—
Leisure, Amusement, Entertainment	952	1	—	—
Construction and Building	878	1	—	—
Textiles, Leather, and Apparel	872	1	—	—
Federal, State and Local Government	698	1	—	—
Mining, Metals, and Primary Metal Industries	265	1	948	4
Transportation—Personal	207	—	3,297	14
Machinery	179	—	2,251	9
Other (d)	1,055	2	—	—

	$69,616	100%	$23,772	100%

(a)	Based on the Moody’s Investors Service, Inc.’s classification system and information provided by the tenant.
(b)	Reflects annualized contractual minimum base rent for the fourth quarter of 2011.
(c)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2011 from equity investments in real estate.
(d)	Includes revenue from tenants in our consolidated investments in the following industries: automobile, and hotels and gaming.

W. P. Carey 2011 10-K — 11

Lease Expirations

At December 31, 2011, lease expirations of our properties are as follows (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate
Year of Lease Expiration	Annualized Contractual Minimum Base Rent (a)	% of Annualized Contractual Minimum Base Rent	Annualized Contractual Minimum Base Rent (b)	% of Annualized Contractual Minimum Base Rent
2012	$8,862	13%	$—	—%
2013	4,346	6	—	—
2014	8,518	12	3,297	14
2015	6,681	10	6,418	27
2016	5,072	7	1,561	7
2017	6,435	9	—	—
2018	4,626	7	—	—
2019	14,451	21	—	—
2020—2030	10,625	15	12,496	52

Total	$69,616	100%	$23,772	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2011.
(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2011 from equity investments in real estate.

Financing Strategies

Consistent with our investment policies, we use leverage when available on terms we believe are favorable. Substantially all of our mortgage loans, as well as those of the REITs, are non-recourse and bear interest at fixed rates, or have been converted to fixed rates through interest rate caps or swap agreements. We may refinance properties or defease a loan when a decline in interest rates makes it profitable to prepay an existing mortgage loan, when an existing mortgage loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing, if any, and/or an increase in property ownership if some refinancing proceeds are reinvested in real estate. We may be required to pay a yield maintenance premium to the lender in order to pay off a loan prior to its maturity.

A lender of non-recourse mortgage debt generally has recourse only to the property collateralizing such debt and not to any of our other assets, while full recourse financing would give a lender recourse to all of our assets. The use of non-recourse debt, therefore, helps us to limit the exposure of all of our assets to the equity related to a single investment. Lenders may, however, have recourse to our other assets in limited circumstances not related to the repayment of the indebtedness, such as under an environmental indemnity or in the case of fraud.

We also have an unsecured line of credit that can be used in connection with refinancing existing debt and making new investments, as well as to meet other working capital needs. Our line of credit is discussed in detail in the Cash Resources section of Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition.

Some of our financing may require us to make a lump-sum or “balloon” payment at maturity. We are actively seeking to refinance loans that mature within the next several years but believe we have sufficient financing alternatives and/or cash resources to make these payments, if necessary. At December 31, 2011, scheduled balloon payments for the next five years were as follows (in thousands):

2012	$28,260
2013	—
2014 (a) (b)	236,960
2015 (c)	40,182
2016 (a) (c)	51,369

(a)	Excludes our pro rata share of scheduled balloon payments of equity investments in real estate totaling $49.1 million in 2014 and $6.1 million in 2016.

W. P. Carey 2011 10-K — 12

(b)	Includes amounts that will be due upon maturity of our new unsecured $450.0 million revolving line of credit, which is scheduled to occur in December 2014, unless extended pursuant to its terms. At December 31, 2011, we had drawn $233.2 million from this line of credit.
(c)	Inclusive of amounts attributable to noncontrolling interests of $0.2 million in 2015 and $5.2 million in 2016.

Asset Management

We believe that effective management of our assets is essential to maintain and enhance property values. Important aspects of asset management include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling properties and knowledge of the bankruptcy process.

We monitor, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. For international compliance, we often rely on third-party asset managers. We review financial statements of tenants and undertake regular physical inspections of the condition and maintenance of properties. Additionally, we periodically analyze each tenant’s financial condition, the industry in which each tenant operates and each tenant’s relative strength in its industry.

Competition

In our Investment Management segment, we face active competition in raising funds for investment by the REITs, from other funds with similar investment objectives that seek to raise funds from investors through publicly registered, non-traded funds, publicly-traded funds and private funds, such as hedge funds. In addition, we face broad competition from other forms of investment. Currently, we raise substantially all of our funds for investment in the REITs within the U.S.; however, in the future we may seek to raise funds for investment from outside the U.S.

We face active competition in both our Investment Management segment and our Real Estate Ownership segment from many sources for investment opportunities in commercial properties net leased to major corporations both domestically and internationally. In general, we believe that our management’s experience in real estate, credit underwriting and transaction structuring should allow us to compete effectively for commercial properties. However, competitors may be willing to accept rates of return, lease terms, other transaction terms or levels of risk that we may find unacceptable.

Environmental Matters

We and the REITs have invested, and expect to continue to invest, in properties currently or historically used as industrial, manufacturing and commercial properties. Under various federal, state and local environmental laws and regulations, current and former owners and operators of property may have liability for the cost of investigating, cleaning-up or disposing of hazardous materials released at, on, under, in or from the property. These laws typically impose responsibility and liability without regard to whether the owner or operator knew of or was responsible for the presence of hazardous materials or contamination, and liability under these laws is often joint and several. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous materials. As part of our efforts to mitigate these risks, we typically engage third parties to perform assessments of potential environmental risks when evaluating a new acquisition of property and we frequently obtain contractual protection (indemnities, cash reserves, letters of credit or other instruments) from property sellers, tenants, a tenant’s parent company or another third party to address known or potential environmental issues.

(d) Financial Information About Geographic Areas

See Our Portfolio above and Note 17 of the consolidated financial statements for financial data pertaining to our geographic operations.

(e) Available Information

All filings we make with the SEC, including our Annual Report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and any amendments to those reports, are available for free on our website, www.wpcarey.com, as soon as reasonably practicable after they are filed or furnished to the SEC. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s Internet site at http://www.sec.gov. We are providing our website address solely for the information of investors. We do not intend our website to be an active link or to otherwise incorporate the information contained on our website into this report or other filings with the SEC. We

W. P. Carey 2011 10-K — 13

will supply to any shareholder, upon written request and without charge, a copy of this Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC. Generally, we also post the dates of our upcoming scheduled financial press releases, telephonic investor calls and investor presentations on the Investor Relations portion of our website at least ten days prior to the event. Our investor calls are open to the public and remain available on our website for at least two weeks thereafter.

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

We and our managed funds are impacted by macro-economic environmental factors, the capital markets, and general conditions in the commercial real estate market, both in the U.S. and globally. During 2011 we saw slow improvement in the U.S. economy following the significant distress experienced in 2008 and 2009. Toward the end of 2011, however, there was an increase in international economic uncertainty as a result of the sovereign debt crisis and a deterioration of economic fundamentals in Europe. To date, these crises have had a limited impact on our business, primarily in that a number of tenants, particularly in the portfolios of the CPA® REITs, have experienced increased levels of financial distress, with several having filed for bankruptcy protection, although our experience in 2011 reflected an improvement from 2009 and 2010. Currently, conditions in the U.S. appear to have stabilized, while the situation in Europe remains uncertain.

If the economic situation worsens, we could in the future experience a number of additional effects on our business, including higher levels of default in the payment of rent by our tenants, additional bankruptcies and impairments in the value of our property investments, as well as difficulties in financing transactions and refinancing existing loans as they come due. Any of these conditions may negatively affect our earnings, as well as our cash flow and, consequently, our ability to sustain the payment of dividends at current levels.

Our managed funds may also be adversely affected by these conditions, and their earnings or cash flow may also be adversely affected by other events, such as increases in the value of the U.S. Dollar relative to other currencies in which they receive rent, as well as the need to expend cash to fund increased redemptions. Additionally, the ability of CPA®:17 – Global and CWI to make new investments will be affected by the availability of financing as well as their ability to raise new funds. Decreases in the value of the assets held by the REITs will adversely affect the asset management revenues payable to us, as well as the value of the stock we hold in the REITs, and decreases in these funds’ earnings or ability to pay distributions may also affect their ability to make the payments due to us, as well as our income and cash flow from the REIT distribution payments.

Earnings from our investment management operations are subject to volatility.

Growth in revenue from our investment management operations is dependent in large part on future capital raising in existing or future managed entities, as well as on our ability to make investments that meet the investment criteria of these entities, both of which are subject to uncertainty with respect to capital market and real estate market conditions. This uncertainty creates volatility in our earnings because of the resulting fluctuation in transaction-based revenue. Asset management revenue may be affected by factors that include not only our ability to increase the REITs’ portfolio of properties under management, but also changes in valuation of those properties, as well as sales of the REIT properties. In addition, revenue from our investment management operations, including our ability to earn performance revenue, as well as the value of our holdings of the REIT interests and dividend income from those interests, may be significantly affected by the results of operations of the REITs, in particular, those of CPA®:15 and CPA®:16 – Global, since at December 31, 2011 we owned 7.7% and 17.9% of their outstanding shares, respectively. Each of the CPA® REITs has invested substantially all of its assets (other than short-term investments) in triple-net leased properties substantially similar to those we hold, and consequently the results of operations of, and cash available for distribution by, each of the CPA® REITs, is likely to be substantially affected by the same market conditions, and subject to the same risk factors, as the properties we own. Four of the sixteen CPA® funds temporarily reduced the rate of distributions to their investors as a result of adverse developments involving tenants.

Each of the REITs we currently manage may incur significant debt, which either due to liquidity problems or restrictive covenants contained in their borrowing agreements, could restrict their ability to pay revenue owed to us when due. In addition, the revenue payable under each of our current investment advisory agreements is subject to a variable annual cap based on a formula tied to the assets and income of that REIT. This cap may limit the growth of our management revenue. Furthermore, our ability to earn revenue

W. P. Carey 2011 10-K — 14

related to the disposition of properties is primarily tied to providing liquidity events for the REIT investors. Our ability to provide that liquidity, and to do so under circumstances that will satisfy the applicable subordination requirements noted above in Item 1, Business — Other Revenue, will depend on market conditions at the relevant time, which may vary considerably over a period of years. In any case, liquidity events typically occur several years apart, and income from our investment management operations is likely to be significantly higher in those years in which such events occur.

The revenue streams from the investment advisory agreements with the REITs are subject to limitation or cancellation.

The agreements under which we provide investment advisory services are renewable annually in September and may generally be terminated by each REIT upon 60 days’ notice, with or without cause, and while the agreement with CWI was renewed for an additional one-year term in September 2011, the agreements that are currently in effect with each of CPA®:15, CPA®:16 – Global and CPA®:17 – Global were renewed for two three-month terms and are currently scheduled to expire on March 31, 2012 unless otherwise renewed. There can be no assurance that these agreements will not expire or be terminated. If the Proposed Merger is consummated, we have agreed to waive fees to which we were formerly entitled including termination revenue from CPA®:15 equal to 15% of the amount by which the net fair value of CPA®:15’s assets exceeds the remaining amount necessary to provide investors with total distributions equal to their investment plus a preferred return. CPA®:17 – Global, CPA®:16 – Global and CWI have the right, but not the obligation, upon certain terminations to repurchase our interests in their operating partnerships at fair market value. If such right is not exercised, we would remain as a limited partner of the operating partnerships. Nonetheless, any such termination could have a material adverse effect on our business, results of operations and financial condition.

Changes in investor preferences or market conditions could limit our ability to raise funds or make new investments.

Substantially all of our and the CPA® REITs’ current investments, as well as the majority of the investments we expect to originate for the CPA® REITs in the near term, are investments in single-tenant commercial properties that are subject to triple-net leases. In addition, we have relied predominantly on raising funds from individual investors through the sale by participating selected dealers to their customers of publicly-registered, non-traded securities of the REITs. Although we have increased the number of broker-dealers we use for fundraising, historically the majority of our fundraising efforts have been through one major selected dealer. If, as a result of changes in market receptivity to investments that are not readily liquid and involve high selected dealer fees, or for other reasons, this capital raising method were to become less available as a source of capital, our ability to raise funds for the REIT programs, and consequently our ability to make investments on their behalf, could be adversely affected. While we are not limited to this particular method of raising funds for investment (and, among other things, the REITs may themselves be able to borrow additional funds to invest), our experience with other means of raising capital is limited. Also, many factors, including changes in tax laws or accounting rules, may make these types of investments less attractive to potential sellers and lessees, which could negatively affect our ability to increase the amount of assets of this type under management.

We face active competition.

In raising funds for investment by the REITs, we face competition from other funds with similar investment objectives that seek to raise funds from investors through publicly registered, non-traded funds, publicly-traded funds and private funds. This competition could adversely affect our ability to make acquisitions and to raise funds for future investments, which in turn could ultimately reduce, or limit the growth of, revenues from our investment management operations.

We face active competition for our investments from many sources, including insurance companies, credit companies, pension funds, private individuals, financial institutions, finance companies and investment companies, among others. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. In addition, our evaluation of the acceptability of rates of return on behalf of the REITs is affected by such factors as the cost of raising capital, the amount of revenue we can earn and the performance hurdle rates of the relevant REITs. Thus, the effect of the cost of raising capital and the revenue we can earn may be to limit the amount of new investments we make on behalf of the REITs, which will in turn limit the growth of revenues from our investment management operations.

A substantial amount of our leases will expire within the next three years, and we may have difficulty in re-leasing or selling our properties if tenants do not renew their leases.

Within the next three years, approximately 31% of our leases, based on annualized contractual minimum base rent, are due to expire, including 13% in the next 12 months. If these leases are not renewed, or if the properties cannot be re-leased on terms that yield payments comparable to those currently being received, then our lease revenues could be substantially adversely affected. The terms of any new or renewed leases of these properties may depend on market conditions prevailing at the time of lease expiration. In addition, if properties are vacated by the current tenants, we may incur substantial costs in attempting to re-lease such properties. We may also seek to sell these properties, in which event we may incur losses, depending upon market conditions prevailing at the time of sale.

W. P. Carey 2011 10-K — 15

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

Our portfolio growth is constrained by our obligations to offer property transactions to the REITs.

Under our investment advisory agreements with the REITs, we are required to use our best efforts to present a continuing and suitable investment program to them. In recent years, new property investment opportunities have generally been made available by us to the REITs. While the allocation of new investments to the REITs fulfills our duty to present a continuing and suitable investment program and enhances the revenues from our investment management operations, it also restricts the potential growth of revenues from our real estate ownership and our ability to diversify our portfolio.

International investments involve additional risks.

We have invested in and may continue to invest in properties located outside the U.S. At December 31, 2011, our directly-owned real estate properties located outside of the U.S. represented 10% of current annualized contractual minimum base rent. These investments may be affected by factors particular to the laws of the jurisdiction in which the property is located. These investments may expose us to risks that are different from and in addition to those commonly found in the U.S., including:

•	changing governmental rules and policies;

•

enactment of laws relating to the foreign ownership of property and laws relating to the ability of foreign entities to remove invested capital or profits earned from activities within the country to the U.S.;

•	expropriation of investments;

•	legal systems under which the ability to enforce contractual rights and remedies may be more limited than would be the case under U.S. law;

•

difficulty in conforming obligations in other countries and the burden of complying with a wide variety of foreign laws, which may be more stringent than U.S. laws, including tax requirements and land use, zoning, and environmental laws, as well as changes in such laws;

•	adverse market conditions caused by changes in national or local economic or political conditions;

•	tax requirements vary by country and we may be subject to additional taxes as a result of our international investments;

•	changes in relative interest rates;

•	changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies;

•	changes in real estate and other tax rates and other operating expenses in particular countries;

•	changes in land use and zoning laws;

•	more stringent environmental laws or changes in such laws; and

•	restrictions and/or significant costs in repatriating cash and cash equivalents held in foreign bank accounts.

In addition, the lack of publicly available information in accordance with accounting principles generally accepted in the U.S. (“GAAP”) could impair our ability to analyze transactions and may cause us to forego an investment opportunity for ourselves or the REITs. It may also impair our ability to receive timely and accurate financial information from tenants necessary to meet our and the REITs’ reporting obligations to financial institutions or governmental or regulatory agencies. Certain of these risks may be greater in emerging markets and less developed countries. Our expertise to date is primarily in the U.S. and Europe, and we have less experience in other international markets. We may not be as familiar with the potential risks to our and the REITs’ investments outside the U.S. and Europe and we could incur losses as a result.

Also, we may rely on third-party asset managers in international jurisdictions to monitor compliance with legal requirements and lending agreements with respect to properties we own or manage on behalf of the REITs. Failure to comply with applicable requirements may expose us or our operating subsidiaries to additional liabilities.

Moreover, we are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. Our principal currency exposure is to the Euro. We attempt to mitigate a portion of the risk of currency fluctuation by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. Because we generally place both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency, our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies; that is, absent other considerations, a weaker U.S. dollar will tend to increase both our revenues and our expenses, while a stronger U.S. dollar will tend to reduce both our revenues and our expenses.

W. P. Carey 2011 10-K — 16

We may recognize substantial impairment charges on our properties.

We have incurred, and may in the future incur, substantial impairment charges, which we are required to recognize whenever we sell a property for less than its carrying value or we determine that the carrying amount of the property is not recoverable and exceeds its fair value (or, for direct financing leases, that the unguaranteed residual value of the underlying property has declined). By their nature, the timing or extent of impairment charges are not predictable. We may incur non-cash impairment charges in the future, which may reduce our net income.

Our use of debt to finance investments could adversely affect our cash flow.

Most of our investments are made by borrowing a portion of the total investment and securing the loan with a mortgage on the property. We generally borrow on a non-recourse basis to limit our exposure on any property to the amount of equity invested in the property. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. Additionally, lenders for our international mortgage loan transactions typically incorporate covenants and other provisions that can cause a loan default, including a loan to value ratio, a debt service coverage ratio and a material adverse change in the borrower’s or tenant’s business. Accordingly, if the real estate value declines or the tenant defaults, the lender would have the right to foreclose on its security. If any of these events were to occur, it could cause us to lose part or all of our investment, which in turn could cause the value of our portfolio, and revenues available for distribution to our shareholders, to be reduced.

Some of our financing may also require us to make a balloon payment at maturity. Our ability to make balloon payments on debt will depend upon our ability either to refinance the obligation when due, invest additional equity in the property or to sell the related property. When the balloon payment is due, we may be unable to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available mortgage rates, availability of credit, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties and tax laws. A refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets.

Our leases may permit tenants to purchase a property at a predetermined price, which could limit our realization of any appreciation or result in a loss.

In some circumstances, we may grant tenants a right to repurchase the property they lease from us. The purchase price may be a fixed price or it may be based on a formula or the market value at the time of exercise. If a tenant exercises its right to purchase the property and the property’s market value has increased beyond that price, we could be limited in fully realizing the appreciation on that property. Additionally, if the price at which the tenant can purchase the property is less than our carrying value (for example, where the purchase price is based on an appraised value), we may incur a loss.

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

W. P. Carey 2011 10-K — 17

The value of our real estate is subject to fluctuation.

We are subject to all of the general risks associated with the ownership of real estate. While the revenues from our leases and those of the REITs are not directly dependent upon the value of the real estate owned, significant declines in real estate values could adversely affect us in many ways, including a decline in the residual values of properties at lease expiration; possible lease abandonments by tenants; a decline in the attractiveness of REIT investments that may impede our ability to raise new funds for investment by the REITs and a decline in the attractiveness of triple-net lease transactions to potential sellers. We also face the risk that lease revenue will be insufficient to cover all corporate operating expenses and debt service payments on indebtedness we incur. General risks associated with the ownership of real estate include:

•	adverse changes in general or local economic conditions;

•	changes in the supply of or demand for similar or competing properties;

•	changes in interest rates and operating expenses;

•	competition for tenants;

•	changes in market rental rates;

•	inability to lease or sell properties upon termination of existing leases;

•	renewal of leases at lower rental rates;

•	inability to collect rents from tenants due to financial hardship, including bankruptcy;

•	changes in tax, real estate, zoning and environmental laws that may have an adverse impact upon the value of real estate;

•	uninsured property liability, property damage or casualty losses;

•	unexpected expenditures for capital improvements or to bring properties into compliance with applicable federal, state and local laws;

•	exposure to environmental losses;

•	changes in foreign exchange rates; and

•	acts of God and other factors beyond the control of our management.

The inability of a tenant in a single-tenant property to pay rent will reduce our revenues.

Most of our properties are occupied by a single tenant and, therefore, the success of our investments is materially dependent on the financial stability of these tenants. Revenues from several of our tenants/guarantors constitute a significant percentage of our lease revenues. Our five largest tenants/guarantors represented approximately 33%, 34% and 37% of total lease revenues in 2011, 2010 and 2009, respectively. Lease payment defaults by tenants negatively impact our net income and reduce the amounts available for distributions to shareholders. As some of our tenants may not have a recognized credit rating, they may have a higher risk of lease defaults than if those tenants had a recognized credit rating. In addition, the bankruptcy of a tenant could cause the loss of lease payments as well as an increase in the costs incurred to carry the property until it can be re-leased or sold. We have had tenants file for bankruptcy protection. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting the investment and re-leasing the property. If a lease is terminated, there is no assurance that we will be able to re-lease the property for the rent previously received or sell the property without incurring a loss.

The bankruptcy or insolvency of tenants or borrowers may cause a reduction in revenue.

Bankruptcy or insolvency of a tenant or borrower could cause:

•	the loss of lease or interest and principal payments;

•	an increase in the costs incurred to carry the property;

•	litigation;

•	a reduction in the value of our shares; and

•	a decrease in distributions to our shareholders.

Under U.S. bankruptcy law, a tenant who is the subject of bankruptcy proceedings has the option of assuming or rejecting any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. The maximum claim will be capped at the amount owed for unpaid rent prior to the bankruptcy unrelated to the termination, plus the greater of one year’s lease payments or 15% of the remaining lease payments payable under the lease (but no more than three years’ lease payments). In addition, due to the long-term nature of our leases and, in some cases, terms providing for the repurchase of a property by the tenant, a bankruptcy court could recharacterize a net lease transaction as a secured lending transaction. If that were to occur, we would not be treated as the owner of the property, but we might have rights as a secured creditor. Those rights would not include a right to compel the tenant to timely perform its obligations under the lease but may instead entitle us to “adequate protection,” a bankruptcy concept that applies to protect against a decrease in the value of the property if the value of the property is less than the balance owed to us.

W. P. Carey 2011 10-K — 18

Insolvency laws outside of the U.S. may not be as favorable to reorganization or to the protection of a debtor’s rights as tenants under a lease as are the laws in the U.S. Our rights to terminate a lease for default may be more likely to be enforceable in countries other than the U.S., in which a debtor/ tenant or its insolvency representative may be less likely to have rights to force continuation of a lease without our consent. Nonetheless, such laws may permit a tenant or an appointed insolvency representative to terminate a lease if it so chooses.

However, in circumstances where the bankruptcy laws of the U.S. are considered to be more favorable to debtors and to their reorganization, entities that are not ordinarily perceived as U.S. entities may seek to take advantage of the U.S. bankruptcy laws if they are eligible. An entity would be eligible to be a debtor under the U.S. bankruptcy laws if it had a domicile (state of incorporation or registration), place of business or assets in the U.S. If a tenant became a debtor under the U.S. bankruptcy laws, then it would have the option of assuming or rejecting any unexpired lease. As a general matter, after the commencement of bankruptcy proceedings and prior to assumption or rejection of an expired lease, U.S. bankruptcy laws provide that until an unexpired lease is assumed or rejected, the tenant (or its trustee if one has been appointed) must timely perform obligations of the tenant under the lease. However, under certain circumstances, the time period for performance of such obligations may be extended by an order of the bankruptcy court.

We and the CPA® REITs have had tenants file for bankruptcy protection and have been involved in bankruptcy-related litigation (including several international tenants). Four prior CPA® REITs reduced the rate of distributions to their investors as a result of adverse developments involving tenants.

Similarly, if a borrower under one of our loan transactions declares bankruptcy, there may not be sufficient funds to satisfy its payment obligations to us, which may adversely affect our revenue and distributions to our shareholders. The mortgage loans in which we may invest and the mortgage loans underlying the mortgage-backed securities in which we may invest may be subject to delinquency, foreclosure and loss, which could result in losses to us.

We are subject to possible liabilities relating to environmental matters.

We own commercial properties and are subject to the risk of liabilities under federal, state and local environmental laws. These responsibilities and liabilities also exist for properties owned by the REITs and if they become liable for these costs, their ability to pay for our services could be materially affected. Some of these laws could impose the following on us:

•

responsibility and liability for the cost of investigation and removal or remediation of hazardous or toxic substances released on or from our property, generally without regard to our knowledge of, or responsibility for, the presence of these contaminants;

•	liability for the costs of investigation and removal or remediation of hazardous substances at disposal facilities for persons who arrange for the disposal or treatment of such substances;

•

liability for claims by third parties based on damages to natural resources or property, personal injuries, or costs of removal or remediation of hazardous or toxic substances in, on, or migrating from our property;

•	responsibility for managing asbestos-containing building materials, and third-party claims for exposure to those materials; and

•	claims being made against us by the REITs for inadequate due diligence.

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

Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is considered to be met if, among other things, the non-cancelable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment

W. P. Carey 2011 10-K — 19

obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In response to concerns caused by a 2005 SEC study that the current model does not have sufficient transparency, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. The FASB and IASB met during July 2011 and voted to re-expose the proposed standard. A revised exposure draft for public comment is currently expected to be issued in the first half of 2012, with a final standard is currently expected to be issued during 2012. As of the date of this Report, the proposed guidance has not yet been finalized. Changes to the accounting guidance could affect both our and the REITs’ accounting for leases as well as that of our and the REITs’ tenants. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize.

Proposed legislation may prevent us from qualifying for treatment as a partnership for U.S. federal income tax purposes, which may significantly increase our tax liability and may affect the market value of our shares.

Members of the U.S. Congress have introduced legislation that would, if enacted, preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules. If this or any similar legislation or regulation were to be enacted and to apply to us, we would incur a material increase in our tax liability and the market value of our shares could decline materially.

We depend on key personnel for our future success.

We depend on the efforts of our executive officers and key employees. The loss of the services of these executive officers and key employees could have a material adverse effect on our operations.

Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations, and they require management to make estimates, judgments and assumptions about matters that are inherently uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations. We have identified several accounting policies as being critical to the presentation of our financial position and results of operations because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be recorded under different conditions or using different assumptions. Because of the inherent uncertainty of the estimates, judgments and assumptions associated with these critical accounting policies, we cannot provide any assurance that we will not make subsequent significant adjustments to our consolidated financial statements. If our judgments, assumptions and allocations prove to be incorrect, or if circumstances change, our business, financial condition, revenues, operating expense, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected.

The Proposed Merger is subject to a number of risks and uncertainties.

The Proposed Merger is subject to a number of closing conditions, many of which are outside of our control, and there can be no assurance that the Proposed Merger will be completed. The conditions include the receipt of approvals from our and CPA 15’s shareholders, the completion of our conversion to a REIT, the occurrence of no changes constituting a material adverse effect, the receipt of third-party consents and the receipt of tax opinions.

Our governing documents and capital structure may discourage a takeover.

Our Amended and Restated Limited Liability Company Agreement, our LLC Agreement, provides that “Control Shares” (as defined below) acquired in a “Control Share Acquisition” (as defined below) have no voting rights, except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Control Shares are defined in our LLC Agreement as voting shares that, if aggregated with all other shares owned by an acquiring person, or in respect of which the acquiring person is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquiring person to exercise voting power within one of the following ranges of voting power:

•	one-fifth or more but less than one-third;

•	one-third or more but less than a majority; or

•	a majority or more of all voting power.

Control shares do not include shares the acquiring person is entitled to vote as a result of having previously obtained shareholder approval. A Control Share Acquisition means the acquisition of Control Shares, subject to certain exceptions. A person who has made or proposes to make a Control Share Acquisition may compel our board of directors to call a special meeting of shareholders to be held within 50 days of demand to consider the voting rights of the shares. If no request for a meeting is made, we may present the question at any shareholders meeting.

W. P. Carey 2011 10-K — 20

If an acquiring person delivers to us an “Acquiring Person statement” (the substance of which is described in our LLC Agreement) within 10 days of acquiring Control Shares, we may redeem, at the fair value, any or all of Control Shares within 60 days of the shareholder meeting where voting rights were not approved, except for those Control Shares where two-thirds of disinterested shareholders have given prior approval for the exercise of the voting rights. If an Acquiring Person does not deliver to us an Acquiring Person statement within 10 days of acquiring Control Shares, we may redeem, at the fair value, all Control Shares, including those for which voting rights have been previously approved, during a period that begins on the 11th day following the acquisition of Control Shares and ending 60 days after the acquiring person delivers the Acquiring Person statement. Fair value is determined as of the date of the last Control Share Acquisition by the acquiror or of any meeting of shareholders at which the voting rights of the shares were considered. The Control Share Acquisition provision does not apply to shares acquired in a merger, consolidation or share exchange if we are a party to the transaction.

The Control Share provision outlined above may discourage a tender offer for our shares or a hostile takeover, even though these may be attractive to shareholders

Item 1B. Unresolved Staff Comments.

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

Item 3. Legal Proceedings.

At December 31, 2011, we were not involved in any material litigation.

Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

W. P. Carey 2011 10-K — 21

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Listed Shares and Distributions

Our common stock is listed on the New York Stock Exchange under the ticker symbol “WPC.” At December 31, 2011 there were approximately 39,893 holders of record of our common stock. The following table shows the high and low prices per share and quarterly cash distributions declared for the past two fiscal years:

	2011			2010
Period	High	Low	Cash Distributions Declared	High	Low	Cash Distributions Declared
First quarter	$38.00	$29.75	$0.512	$30.32	$24.69	$0.504
Second quarter	41.82	34.75	0.550	31.00	26.61	0.506
Third quarter	42.72	32.76	0.560	30.86	26.49	0.508
Fourth quarter	44.71	34.50	0.563	33.97	28.83	0.510

As described in Note 11 to the consolidated financial statements, our unsecured line of credit contains covenants that restrict the amount of distributions that we can pay.

Stock Price Performance Graph

The graph below provides an indicator of cumulative total shareholder returns for our common stock for the period December 31, 2006 to December 31, 2011 compared with the S&P 500 Index and the FTSE NAREIT Equity REITs Index. The graph assumes a $100 investment on December 31, 2006, together with the reinvestment of all dividends.

	At December 31,
	2006	2007	2008	2009	2010	2011
W. P. Carey & Co. LLC	$100.00	$117.94	$89.51	$115.42	$139.77	$193.33
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.76
FTSE NAREIT Equity REITs Index	100.00	84.31	52.50	67.20	85.98	93.11

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Securities Authorized for Issuance Under Equity Compensation Plans.

This information will be contained in our definitive proxy statement for the 2012 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

W. P. Carey 2011 10-K — 22

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands, except per share data):

	Years Ended December 31,
	2011	2010	2009	2008	2007
Operating Data (a)
Revenues from continuing operations (b)	$336,409	$269,854	$228,381	$230,714	$249,721
Income from continuing operations (b)	141,388	86,241	63,867	68,758	66,955

Net income	139,138	74,951	70,568	78,605	88,789
Add: Net loss (income) attributable to noncontrolling interests	1,864	314	713	950	(4,781)
Less: Net income attributable to redeemable noncontrolling interests	(1,923)	(1,293)	(2,258)	(1,508)	(4,756)
Net income attributable to W. P. Carey members	139,079	73,972	69,023	78,047	79,252

Basic Earnings Per Share:
Income from continuing operations attributable W. P. Carey members	3.50	2.14	1.57	1.73	1.51
Net income attributable to W. P. Carey members	3.44	1.86	1.74	1.98	2.08

Diluted Earnings Per Share:
Income from continuing operations attributable W. P. Carey members	3.47	2.14	1.57	1.71	1.51
Net income attributable to W. P. Carey members	3.42	1.86	1.74	1.95	2.05

Cash distributions declared per share (c)	2.19	2.03	2.00	1.96	1.88

Balance Sheet Data
Net investments in real estate (d)	$1,217,931	$946,975	$884,460	$918,741	$918,734
Total assets	1,462,623	1,172,326	1,093,336	1,111,136	1,153,284
Long-term obligations (e)	589,369	396,982	326,330	326,874	316,751

Other Information
Cash provided by operating activities	$80,116	$86,417	$74,544	$63,247	$47,471
Cash distributions paid	85,814	92,591	78,618	87,700	71,608
Payments of mortgage principal (f)	25,327	14,324	9,534	9,678	16,072

(a)	Certain prior year amounts have been reclassified from continuing operations to discontinued operations.
(b)

The year ended December 31, 2011 includes $52.5 million of incentive, termination and subordinated disposition revenue recognized in connection with the CPA®:14/16 Merger, and for 2007, includes revenue earned in connection with CPA®:16 – Global meeting its performance criterion.

(c)	The years ended December 31, 2009 and 2007 exclude special distributions of $0.30 per share and $0.27 per share paid in January 2010 and January 2008 to shareholders of record at December 31, 2009 and December 31, 2007, respectively.
(d)	Net investments in real estate consists of Net investments in properties, Net investments in direct financing leases, Equity investments in real estate and the REITs and Assets held for sale, as applicable.
(e)	Represents non-recourse and limited-recourse mortgages and note obligations.
(f)	Represents scheduled mortgage principal payments.

W. P. Carey 2011 10-K — 23

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

Business Overview

As described in more detail in Item 1 of this Report, we operate in two operating segments, Investment Management and Real Estate Ownership. Within our Investment Management segment, we are currently the advisor to the following affiliated publicly-owned, non-actively traded real estate investment trusts: CPA®:15, CPA®:16 – Global, CPA®:17 – Global, and CWI. Effective January 1, 2011, we include our equity investments in the REITs in our Real Estate Ownership segment. The equity income or loss from the REITs that is now included in our Real Estate Ownership segment represents our proportionate share of the revenue less expenses of the net-leased properties held by the REITs. This treatment is consistent with that of our directly-owned properties. Results for the years ended December 31, 2010 and 2009 have been reclassified to conform to the current year presentation.

Financial Highlights

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Total revenues (excluding reimbursed costs from affiliates)	$271,580	$209,831	$180,847
Net income attributable to W. P. Carey members	139,079	73,972	69,023
Cash flow from operating activities	80,116	86,417	74,544

Distributions paid	85,814	92,591	78,618

Supplemental financial measures:
Funds from operations—as adjusted (AFFO)	188,853	130,870	122,876
Adjusted cash flow from operating activities	98,588	88,634	93,880

We consider the performance metrics listed above, including certain supplemental metrics that are not defined by GAAP (“non-GAAP”), such as Funds from operations — as adjusted (“AFFO”) and Adjusted cash flow from operating activities, to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on increasing and enhancing the value, quality and amount of assets under management by our Investment Management segment and the ability to generate the cash flow necessary to meet our objectives in our Real Estate Ownership segment. Results of operations by reportable segment are described below in Results of Operations. See Supplemental Financial Measures below for our definition of these non-GAAP measures and reconciliations to their most directly comparable GAAP measure.

Total revenue increased in 2011 as compared to 2010. The incentive, termination and subordinated disposition revenue recognized in connection with providing a liquidity event for CPA®:14 shareholders in May 2011 and a higher volume of investments structured on behalf of the REITs contributed to increases in revenues from our Investment Management segment. New investments that we entered into during 2010 and 2011, including the properties we purchased in May 2011 from CPA®:14 in connection with the CPA®:14 Asset Sales (Note 4), contributed to the increases in revenues in our Real Estate Ownership segment.

Net income increased in 2011 as compared to 2010. Results from operations in our Investment Management segment were significantly higher during the current year as a result of the incentive, termination and subordinated disposition revenue recognized in May 2011 in connection with providing a liquidity event for CPA®:14 shareholders and higher volume of investments structured on behalf of the REITs. Results from operations in our Real Estate Ownership segment benefited from income generated from and gains recognized on the properties we purchased from CPA®:14 in connection with the CPA®:14 Asset Sales as well as income generated from our equity interests in the REITs as a result of our $121.0 million incremental investment in CPA®:16 – Global in connection with the CPA®:14/16 Merger.

W. P. Carey 2011 10-K — 24

Cash flow from operating activities decreased in 2011 as compared to 2010, primarily due to a decrease in cash received from providing asset-based management services to the REITs as we no longer receive cash asset management fees from CPA®:14 and CPA®:16 – Global subsequent to the CPA®:14/16 Merger, partially offset by the disposition revenues received, net of income taxes paid, in connection with providing a liquidity event to CPA®:14 shareholders through the CPA®:14/16 Merger.

Distributions paid decreased in 2011 as compared to 2010, primarily due to a special distribution of $0.30 per share paid in January 2010 to shareholders of record at December 31, 2009.

Our AFFO supplemental measure increased in 2011 as compared to 2010. AFFO attributable to our Investment Management segment benefited from the incentive, termination and subordinated disposition revenue recognized in connection with providing a liquidity event for CPA®:14 shareholders in May 2011. AFFO attributable to our Real Estate Ownership segment increased in the current year as a result of increased income generated from our equity interests in the REITs due to our $121.0 million incremental investment in CPA®:16 – Global in connection with the CPA®:14/16 Merger as well as investments that we entered into during 2011 and 2010, including the properties that we purchased from CPA®:14 in connection with the CPA®:14 Asset Sales.

Adjusted cash flow from operating activities increased in 2011 as compared to 2010 as a result of the $1.00 per share special distribution received from CPA®:14 in connection with the CPA®:14/16 Merger, higher cash distributions received from CPA®:17 – Global’s operating partnership as a result of new investments entered into during 2010 and 2011, and the initial distributions of available cash received from the CPA®:16 – Global’s operating partnership. These increases were partially offset by the fact that we no longer receive cash asset management fees from CPA®:14 and CPA®:16 – Global subsequent to the CPA®:14/16 Merger.

Significant Developments

Proposed Merger

As discussed in Note 19 to the consolidated financial statements, on February 17, 2012, we and CPA®:15 entered into a definitive agreement pursuant to which CPA®:15 will merge with and into one of our subsidiaries for a combination of cash and shares of our common stock as described below. In connection with the Proposed Merger, we plan to file a registration statement with the SEC regarding the shares of our common stock to be issued to shareholders of CPA®:15 in the Proposed Merger. Special meetings will be scheduled to obtain the approval of CPA®:15’s shareholders of the Proposed Merger and the approval of our shareholders of the Proposed Merger and the Proposed REIT Reorganization. The closing of the Proposed Merger is also subject to customary closing conditions. If the Proposed Merger is approved and the other closing conditions are met, we currently expect that the closing will occur by the third quarter of 2012, although there can be no assurance of such timing.

Changes in Management

On January 2, 2012, our founder and Chairman, Wm. Polk Carey, passed away. Following the passing of Mr. Carey, on January 4, 2012, the Board of Directors elected Benjamin H. Griswold, IV as Non-Executive Chairman of the Board. Mr. Griswold has been a director since 2006 and served as Lead Director from 2010. He also serves as Chairman of the Compensation Committee.

Current Trends

General Economic Environment

We and our managed funds are impacted by macro-economic environmental factors, the capital markets, and general conditions in the commercial real estate market, both in the U.S. and globally. During 2011, we saw slow improvement in the U.S. economy following the significant distress experienced in 2008 and 2009. Towards the end of 2011, however, there was an increase in international economic uncertainty as a result of the sovereign debt crisis and a deterioration of economic fundamentals in Europe. Currently, conditions in the U.S. appear to have stabilized, while the situation in Europe remains uncertain. It is not possible to predict with certainty the outcome of these trends. Nevertheless, our views of the effects of the current financial and economic trends on our business, as well as our response to those trends, are presented below.

Foreign Exchange Rates

Fluctuations in foreign currency exchange rates impact both our Real Estate Ownership and Investment Management segments. In our Real Estate Ownership segment, we are impacted through our ownership of properties in the European Union, primarily France, and through our equity ownership in the CPA® REITs, which each have significant foreign investments, primarily in Euro denominated countries and to a lesser extent in other currencies. In our Investment Management segment, significant unhedged foreign currency exchange rate fluctuations would impact the asset management revenue we receive for managing the portfolios of the CPA® REITs as well as the quarterly distributions of available cash we receive from the operating partnerships of CPA®:16 – Global and CPA®:17 – Global.

W. P. Carey 2011 10-K — 25

Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Investments denominated in the Euro accounted for approximately 10% of our annualized contractual minimum base rent and 33% of aggregate annualized contractual minimum base rent for the CPA® REITs at December 31, 2011. International investments carried on our balance sheet are marked to the spot exchange rate as of the balance sheet date. The U.S. dollar strengthened at December 31, 2011 versus the spot rate at December 31, 2010. The Euro/U.S. dollar exchange rate at December 31, 2011, $1.2950, represented a 2% decrease from the December 31, 2010 rate of $1.3253. This strengthening had an unfavorable impact on our balance sheet, and especially those of the CPA® REITs, at December 31, 2011 as compared to our balance sheet at December 31, 2010.

The operational impact of our international investments is measured throughout the year. Due to the volatility of the Euro/U.S. dollar exchange rate during 2011, which ranged between a low of $1.3188 and a high of $1.4439, the average rate we utilized to measure these operations increased by 5% versus 2010. This increase had a favorable impact on 2011 results of operations of the CPA® REITs as compared to the prior year period. As a result, our equity in earnings was modestly impacted; however, as a result of hedging, distributions from CPA®:16 – Global or CPA®:17 – Global were not significantly impacted. While we actively manage our foreign exchange risk, a significant unhedged decline in the value of the Euro could have a material negative impact on our NAVs, future results, financial position and cash flows. Such a decline would particularly impact the CPA® REITs, which have higher levels of international investments than we have in our owned portfolio.

Capital Markets

During 2011, capital markets conditions in the U.S. exhibited some signs of post-crisis improvement, including new issuances of CMBS debt and increasing capital inflows to both commercial real estate debt and equity markets, which helped increase the availability of mortgage financing and sustained transaction volume. Despite increased volatility in the CMBS market as key market participants began to withdraw, and a credit downgrade of U.S. Treasury debt obligations, we have seen the cost for domestic debt stabilize while the Federal Reserve has kept interest rates low and new lenders, including insurers, have introduced capital. Events in the Euro-zone have impacted the price and availability of financing and have affected global commercial real estate capitalization rates, which vary depending on a variety of factors including asset quality, tenant credit quality, geography and lease term.

Investment Opportunities

Through our Investment Management segment, we earn structuring revenue on the investments we structure on behalf of the REITs. Our ability to complete these investments on behalf of the REITs, and thereby earn structuring revenue, fluctuates based on the pricing and availability of transactions and financing, among other factors.

Times of economic uncertainty may also present opportunities in the sale-leaseback market. We continue to see investment opportunities that we believe will allow us to structure transactions on behalf of the REITs on favorable terms. Although capitalization rates have begun to vary widely, we believe that the investment environment remains attractive and that we will be able to achieve the targeted returns of our managed funds. We have benefited from commercial de-leveraging and recent new construction activity that has provided attractive investment opportunities for net lease investors such as W. P. Carey and the CPA® REITs. To the extent that these trends continue and we are able to achieve sufficient levels of fundraising, we believe that our investment volume will benefit. While the investment community continues to remain risk averse, we expect to experience increased competition for investments, both domestically and internationally, because we believe that net lease financing market is perceived as a relatively more conservative investment vehicle, and further capital inflows into the marketplace could put additional pressure on the returns that we can generate from our investments and our willingness and ability to execute transactions. In addition, we expect to continue to expand our ability to source deals in other markets.

We structured investments on behalf of the REITs totaling approximately $1.2 billion during 2011, and based on current conditions, we expect that we will be able to continue to take advantage of the investment opportunities we are seeing in the U.S. and internationally through the near term. International investments comprised 54% (on a pro rata basis) of total investments structured during 2011. While international activity fluctuates from quarter to quarter, we currently expect that such transactions will continue to form a significant portion of the investments we structure, although the relative portion of international investments in any given period will vary.

We calculate net operating income for each investment we make as the rent that we receive from a tenant, less debt service for any financing obtained for our investment in such property. The capitalization rate for an investment is a function of the purchase price that we are willing to pay for an investment, the rent that the tenant is willing to pay and the risk we are willing to assume. In our

W. P. Carey 2011 10-K — 26

target markets for the CPA® REITs, we have recently seen capitalization rates in the U.S. ranging from 6.25% to 11.0% and ranging from 6.5% to 12.0% internationally. The variability is due largely to the quality of the underlying assets, tenant credit quality, and the terms of the leases.

Financing Conditions

Through our Investment Management segment, we earn structuring revenue related in part to the debt we obtain for the CPA® REITs. In addition, through our Real Estate Ownership segment, we are impacted by the cost and availability of financing for our owned properties and, through our equity interests, for properties owned by the REITs. During 2011, we saw continued improvement in the U.S. credit and real estate financing markets despite the U.S. sovereign credit downgrade as new lenders entered the marketplace and the U.S. Treasury kept interest rates low. However, the sovereign debt issues in Europe that began in the second quarter of 2011 had the impact of increasing the cost of debt in certain international markets and made it more challenging for us to obtain debt for certain international deals. During 2011, we obtained non-recourse and limited-recourse mortgage financing totaling $576.0 million on behalf of the CPA® REITs, including $126.9 million on international investments, and $69.8 million for our owned real estate portfolio (each on a pro rata basis).

Real Estate Sector

As noted above, the commercial real estate market is impacted by a variety of macro-economic factors, including but not limited to growth in gross domestic product, unemployment, interest rates, inflation and demographics. We have seen modest improvements in these domestic macro-economic factors since the beginning of the credit crisis. However, internationally these fundamentals have not significantly improved, which may result in higher vacancies, lower rental rates and lower demand for vacant space in future periods related to international properties. We and the CPA® REITs are chiefly affected by changes in the appraised values of our properties, tenant defaults, inflation, lease expirations and occupancy rates.

Net Asset Values of the REITs

We own shares in each of the REITs, which we report in our Real Estate Ownership segment, and we earn asset management revenue through our Investment Management segment based on a percentage of average invested assets for each REIT. As such, we benefit from rising investment values and are negatively impacted when these values decrease.

The following table presents recent NAVs for the CPA® REITs:

	September 30, 2011	June 30, 2011	December 31, 2010	September 30, 2010	December 31, 2009
CPA®:14	N/A	N/A	N/A	$11.50	$11.80
CPA®:15	$10.40	N/A	$10.40	N/A	10.70
CPA®:16 – Global	N/A	$8.90	N/A	8.80	9.20

The NAV for CPA®:16 – Global at June 30, 2011 was higher than the NAV at September 30, 2010 primarily due to the favorable impact of foreign currency exchange rate fluctuations. The NAVs for CPA®:14 and CPA®:15 in 2010 were lower than those NAVs at December 30, 2009 primarily due to continued weakness in the economy and a weakening of the Euro versus the U.S. dollar during 2010 and 2009. On May 2, 2011, CPA®:14 merged into a subsidiary of CPA®:16 – Global and as a result, we will no longer compute NAV for CPA®:14. We have not computed NAV for CPA®:17 – Global as it is still in its offering period. The NAVs of the CPA® REITs are based on a number of variables, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates and tenant defaults, among others. We do not control these variables and, as such, cannot predict how they will change in the future.

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

W. P. Carey 2011 10-K — 27

to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, we may restructure or renew leases on less favorable terms, or the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us or the CPA® REITs to incur impairment charges.

Despite signs of improvement in domestic general business conditions during 2011, which had a favorable impact on the overall credit quality of our tenants, we believe that there still remain significant risks to an economic recovery, particularly in the Euro-zone. As of the date of this Report, we have no significant exposure to tenants operating under bankruptcy protection in our owned portfolio, while in the CPA® REIT portfolios, tenants operating under bankruptcy protection, administration or receivership account for less than 1% of aggregate annualized contractual minimum base rent, a decrease from levels experienced during the crisis. It is possible, however, that tenants may file for bankruptcy or default on their leases in the future and that economic conditions may again deteriorate.

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

Inflation

Inflation impacts our lease revenues and, through our equity ownership in the CPA® REITs and joint ventures, our equity in earnings within our Real Estate Ownership segment because our leases and those of the CPA® REITs generally have rent adjustments that are either fixed or based on formulas indexed to changes in CPI or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. We have seen a return of moderate inflation during 2011 that we expect will drive increases in our owned portfolio and in the portfolios of the CPA® REITs in coming years.

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

We actively manage our owned real estate portfolio and the portfolios of the CPA® REITs and begin discussing options with tenants in advance of scheduled lease expirations. In certain cases, we may obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term or may elect to exercise purchase options, if any, in their leases. In cases where tenants elect not to renew, we may seek replacement tenants or try to sell the property. As of December 31, 2011, 13% of the annualized contractual minimum base rent in our owned portfolio is scheduled to expire in the next twelve months. Subsequent to December 31, 2011 and through the date of this Report, properties under two leases representing approximately 7% of our annualized contractual minimum base rent at December 31, 2011 have been contracted for sale, although there can be no assurance that the properties can be sold at favorable prices or at all. We currently anticipate that we will be able to renew a majority of the remaining leases scheduled to expire in 2012. For those leases that we believe will be renewed, it is possible that renewed rents may be below the tenants’ existing contractual rents and that lease terms may be shorter than historical norms.

The occupancy rate for our owned real estate portfolio increased from 89% at December 31, 2010 to approximately 93% as of December 31, 2011, reflecting the sales of several vacant properties.

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

W. P. Carey 2011 10-K — 28

CPA®:17 – Global’s initial public offering was terminated when its registration statement for the follow-on offering was declared effective by the SEC on April 7, 2011. Through the termination of CPA®:17 – Global’s initial public offering, we raised $163.8 million during 2011 and more than $1.5 billion on its behalf since beginning fundraising in December 2007. From the beginning of the follow-on offering through December 31, 2011, we raised $418.7 million for CPA®:17 – Global.

For CWI, we raised $47.1 million from the beginning of its offering in September 2010 through December 31, 2011. CWI filed a registration statement to sell up to $1.0 billion of common stock in an initial public offering for the purpose of acquiring interests in lodging and lodging-related properties and we raised the minimum amount required to commence the issuance of shares on March 3, 2011.

Proposed Accounting Changes

The following proposed accounting changes may potentially impact our Investment Management and Real Estate Ownership segments if the outcome has a significant influence on sale-leaseback demand in the marketplace:

The IASB and FASB have issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize. The FASB and IASB met during July 2011 and voted to re-expose the proposed standard. A revised exposure draft for public comment is currently expected to be issued in the first half of 2012, and a final standard is currently expected to be issued by the end of 2012. The boards also reached decisions, which are tentative and subject to change, on a single lessor accounting model and the accounting for variable lease payments, along with several presentation and disclosure issues. As of the date of this Report, the proposed guidance has not yet been finalized, and as such we are unable to determine whether this proposal will have a material impact on our business.

In October 2011, the FASB issued an exposure draft that proposes a new accounting standard for “investment property entities.” Currently, an entity that invests in real estate properties, but is not an investment company under the definition set forth by GAAP, is required to measure its real estate properties at cost. The proposed amendments would require all entities that meet the criteria to be investment property entities to follow the proposed guidance, under which investment properties acquired by an investment property entity would initially be measured at transaction price, including transaction costs, and subsequently measured at fair value with all changes in fair value recognized in net income. A detailed analysis is required to determine whether an entity is within the scope of the amendments in this proposed update. An entity in which substantially all of its business activities are investing in a real estate property or properties for total return, including an objective to realize capital appreciation (including certain real estate investment trusts and real estate funds) would be affected by the proposed amendments. The proposed amendments also would introduce additional presentation and disclosure requirements for an investment property entity. As of the date of this Report, the proposed guidance has not yet been finalized, and as such we are unable to determine whether we meet the definition of a real estate property entity and if the proposal will have a material impact on our business.

How We Evaluate Results of Operations

We evaluate our results of operations with a primary focus on increasing and enhancing the value, quality and amount of assets under management by our Investment Management segment and seeking to increase value in our Real Estate Ownership segment. We focus our efforts on improving underperforming assets through re-leasing efforts, including negotiation of lease renewals, or selectively selling assets in order to increase value in our real estate portfolio. The ability to increase assets under management by structuring investments on behalf of the REITs is affected, among other things, by the REITs’ ability to raise capital and our ability to identify and enter into appropriate investments and financing.

Our evaluation of operating results includes our ability to generate necessary cash flow in order to fund distributions to our shareholders. As a result, our assessment of operating results gives less emphasis to the effects of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flows, and to other non-cash charges such as depreciation and impairment charges. We do not consider unrealized gains and losses resulting from short-term foreign currency fluctuations when evaluating our ability to fund distributions. Our evaluation of our potential for generating cash flow includes an assessment of the long-term sustainability of both our real estate portfolio and the assets we manage on behalf of the REITs.

W. P. Carey 2011 10-K — 29

We consider cash flows from operating activities, cash flows from investing activities, cash flows from financing activities and certain non-GAAP performance metrics to be important measures in the evaluation of our results of operations, liquidity and capital resources. Cash flows from operating activities are sourced primarily by revenues earned from structuring investments and providing asset-based management services on behalf of the REITs we manage and long-term lease contracts from our real estate ownership. Our evaluation of the amount and expected fluctuation of cash flows from operating activities is essential in evaluating our ability to fund operating expenses, service debt and fund distributions to shareholders.

We consider Adjusted cash flows from operating activities as a supplemental measure of liquidity in evaluating our ability to sustain distributions to shareholders. We consider this measure useful as a supplemental measure to the extent the source of distributions in excess of equity income is the result of non-cash charges, such as depreciation and amortization, because it allows us to evaluate the cash flows from consolidated and unconsolidated investments in a comparable manner. In deriving this measure, we exclude cash distributions from equity investments in real estate and the REITs that are sourced from sales of equity investee’s assets or refinancing of debt because they are deemed to be returns on our investment.

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

W. P. Carey 2011 10-K — 30

Results of Operations

Effective January 1, 2011, we include our equity investments in the REITs in our Real Estate Ownership segment. The equity income or loss from the REITs that is now included in our Real Estate Ownership segment represents our proportionate share of the revenue less expenses of the net-leased properties held by the REITs. This treatment is consistent with that of our directly-owned properties. Results for 2010 and 2009 have been reclassified to conform to the current period presentation. A summary of comparative results of these business segments is as follows:

Investment Management (in thousands)

	Years Ended December 31,
	2011	2010	Change	2010	2009	Change
Revenues
Asset management revenue	$66,808	$76,246	$(9,438)	$76,246	$76,621	$(375)
Structuring revenue	46,831	44,525	2,306	44,525	23,273	21,252
Incentive, termination and subordinated disposition revenue	52,515	—	52,515	—	—	—
Wholesaling revenue	11,664	11,096	568	11,096	7,691	3,405
Reimbursed costs from affiliates	64,829	60,023	4,806	60,023	47,534	12,489

	242,647	191,890	50,757	191,890	155,119	36,771

Operating Expenses
General and administrative	(89,251)	(69,007)	(20,244)	(69,007)	(58,819)	(10,188)
Reimbursable costs	(64,829)	(60,023)	(4,806)	(60,023)	(47,534)	(12,489)
Depreciation and amortization	(3,464)	(4,652)	1,188	(4,652)	(3,807)	(845)

	(157,544)	(133,682)	(23,862)	(133,682)	(110,160)	(23,522)

Other Income and Expenses
Other interest income	1,911	1,145	766	1,145	1,538	(393)
Income from equity investments in the REITs	21,196	4,468	16,728	4,468	2,160	2,308
Other income and (expenses)	140	334	(194)	334	4,099	(3,765)

	23,247	5,947	17,300	5,947	7,797	(1,850)

Income from continuing operations before income taxes	108,350	64,155	44,195	64,155	52,756	11,399
Provision for income taxes	(34,971)	(23,661)	(11,310)	(23,661)	(21,813)	(1,848)

Net income from investment management	73,379	40,494	32,885	40,494	30,943	9,551
Add: Net loss attributable to noncontrolling interests	2,542	2,372	170	2,372	2,374	(2)
Less: Net income attributable to redeemable noncontrolling interest	(1,923)	(1,293)	(630)	(1,293)	(2,258)	965

Net income from investment management attributable to W. P. Carey members	$73,998	$41,573	$32,425	$41,573	$31,059	$10,514

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

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, asset management revenue decreased by $9.4 million. Asset management decreased by $18.0 million, primarily due to recent property sales by the CPA® REITs and the change in our fee arrangement with CPA®:16 – Global under its new UPREIT structure after the CPA®:14/16 Merger. As discussed in Note 3, immediately after the CPA®:14/16 Merger, our asset management fee from CPA®:16 – Global was reduced from 1% to 0.5% of the

W. P. Carey 2011 10-K — 31

property value of the assets under management and we now receive a distribution of up to 10% of the available cash, as defined, of CPA®:16 – Global’s operating partnership, which we record as Income from equity investments in the REITs within the Investment Management segment. This decrease was partially offset by an increase in revenue of $8.4 million during 2011 from CPA®:17 – Global as a result of new investments that it entered into during 2010 and 2011.

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, asset management revenue decreased by $0.4 million. Asset management revenue from the CPA® REITs decreased by $3.1 million as a result of declines in the appraised value of the real estate-related assets of CPA®:14, CPA®:15 and CPA®:16 – Global at December 31, 2009. This decrease was substantially offset by an increase in revenue of $2.6 million from CPA®:17 – Global as a result of new investments entered into during 2009 and 2010.

Structuring Revenue

We earn structuring revenue when we structure and negotiate investments and debt placement transactions for the REITs. Structuring revenue is dependent on investment activity, which is subject to significant period-to-period variation. We structured real estate investments on behalf of the REITs totaling approximately $1.2 billion during 2011, including a $395.5 million transaction in Italy in the third quarter on behalf of CPA®:17 – Global with a capitalization rate of approximately 8.0%, compared to $1.0 billion in 2010 and $507.7 million in 2009. Included in the 2011 investment activity were $169.3 million of self-storage properties acquired on behalf of CPA®:17 – Global, for which we earned structuring revenue of 1.75% of total equity invested and $75.9 million of hotel properties acquired on behalf of CWI, for which we earned structuring revenue of 2.5% of the total investment cost of the properties, compared to an average of 4.5% that we generally earn for structuring long-term net lease investments on behalf of the CPA® REITs. Additionally, included in the 2011 and 2010 investment activity were $73.7 million and $91.7 million, respectively, of real estate-related loans originated by us on behalf of CPA®:17 – Global, for which we earned structuring revenue of 1%. We waived any structuring revenue due from CPA®:16 – Global under its advisory agreement with us in connection with its acquisition of assets from CPA®:14 in the CPA®:14/16 Merger.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, structuring revenue increased by $2.3 million, primarily due to higher investment volume in the current year, partially offset by a lower rate of structuring revenue earned on the self-storage and hotel properties that we acquired on behalf of the REITs in 2011.

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, structuring revenue increased by $21.3 million, primarily due to higher investment volume in 2010 compared to 2009.

Incentive, Termination and Subordinated Disposition Revenue

Incentive, termination and subordinated disposition revenue is generally earned in connection with events in which we provide liquidity or alternatives to the REITs’ shareholders. These events typically do not occur every year, and no such event occurred during 2010 or 2009. However, in connection with providing a liquidity event for CPA®:14 shareholders in May 2011 in the form of the CPA®:14/16 Merger, we earned subordinated disposition revenue of $21.3 million in cash and termination revenue of $31.2 million, which we received in shares of CPA®:14 that were subsequently converted into shares of CPA®:16 – Global. As a condition of the Proposed Merger, we have agreed to waive our subordinated disposition and termination fees from CPA®:15.

Wholesaling Revenue

We earned a wholesaling fee of $0.15 per share sold in connection with CPA® 17 – Global’s initial public offering through April 7, 2011. In addition, as discussed in Note 3 to the consolidated financial statements, we earn a dealer manager fee of up to $0.35 per share sold in connection with CPA® 17 – Global’s follow-on offering and $0.30 per share sold in connection with CWI’s initial public offering. We re-allow all or a portion of the dealer manager fees to selected dealers in the offerings. Dealer manager fees that are not re-allowed are classified as wholesaling revenue. Wholesaling revenue earned is generally offset by underwriting costs incurred in connection with the offerings, which are included in General and administrative expenses.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, wholesaling revenue increased by $0.6 million primarily due to shares sold in connection with CWI’s initial public offering, for which the issuance of shares commenced on March 3, 2011, partially offset by a decrease in the numbers of shares sold related to CPA®:17 – Global’s offerings.

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, wholesaling revenue increased by $3.4 million primarily due to an increase in the number of shares sold related to CPA®:17 – Global’s initial public offering in 2010 compared to 2009.

W. P. Carey 2011 10-K — 32

Reimbursed and Reimbursable Costs

Reimbursed costs from affiliates (revenue) and reimbursable costs (expenses) represent costs incurred by us on behalf of the REITs, consisting primarily of broker-dealer commissions and marketing and personnel costs, which are reimbursed by the REITs. Revenue from reimbursed costs from affiliates is offset by corresponding charges to reimbursable costs.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, reimbursed and reimbursable costs increased by $4.8 million, primarily due to $3.9 million of commissions paid to broker-dealers related to CWI’s initial public offering and a $1.7 million increase in personnel costs reimbursed by the REITs primarily as a result of increased headcount in 2011.

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, reimbursed and reimbursable costs increased by $12.5 million, primarily due to a higher level of commissions paid to broker-dealers related to CPA®:17 – Global’s initial public offering related to a corresponding increase in funds raised.

General and Administrative

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, general and administrative expenses increased by $20.2 million, primarily due to increases in compensation-related costs of $15.0 million and professional fees of $2.9 million. Compensation-related costs were higher in 2011 due to several factors, including: an increase of $10.4 million in the amortization of stock-based compensation and an increase of $2.2 million in our expected bonus payout as a result of higher investment volumes in 2011. Stock-based compensation increased in 2011 as a result of changes in the expected vesting of performance share units (“PSUs”) granted in 2009 and 2010 and an increase in the number of restricted share units (“RSUs”) and PSUs awards issued to employees in 2011 in connection with entering into employment agreements with certain key employees during the year. Professional fees increased in 2011 primarily due to costs incurred in connection with exploring liquidity alternatives for certain of the CPA® REITs, including the CPA®:14/16 Merger and the Proposed Merger.

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, general and administrative expenses increased by $10.2 million, primarily due to increases in compensation-related costs of $5.8 million, underwriting costs of $3.7 million and business development costs of $0.9 million. A $6.8 million increase in compensation-related costs that was primarily due to an increase in commissions to investment officers and our expected bonus payout as a result of the higher investment volume during 2010 was partially offset by a $2.0 million decrease in stock-based compensation expense due to the resignations of two senior officers during 2010. Underwriting costs related to CPA®:17 – Global’s offering are generally offset by wholesaling revenue, which we earn based on the number of shares of CPA®:17 – Global sold.

Depreciation and Amortization

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, depreciation and amortization expenses decreased by $1.2 million, primarily due to one of the management contracts with CPA®:14 becoming fully amortized in December 2010.

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, depreciation and amortization expenses increased by $0.8 million, primarily due to an increase in amortization expense as a result of costs incurred with upgrading our computer equipment and software in 2009.

Income from Equity Investments in the REITs

Distributions of available cash representing a portion of our proportionate share of earnings from the operating partnerships of CPA®:17 – Global, CWI and, subsequent to the CPA®:14/16 Merger, CPA®:16 – Global are recorded as income from equity investments in the REITs within the Investment Management segment. In addition, subsequent to the CPA®:14/16 Merger, amortization of deferred revenue related to our Special Member Interest in CPA®:16 – Global’s operating partnership is also included in income from equity investments in the REITs within the Investment Management segment.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, income from equity investments in the REITs increased by $16.7 million. This increase was due in part to $6.2 million of initial cash distributions of our proportionate share of earnings received and earned from CPA®:16 – Global’s operating partnership after the CPA®:14/16 Merger and $5.7 million of deferred revenue earned from our Special Member Interest in CPA®:16 – Global’s operating partnership during 2011. In addition, cash distributions of our proportionate share of earnings received and earned from CPA®:17 – Global’s operating partnership increased by $4.9 million as a result of new investments entered into during 2011 and 2010. As of December 31, 2011, we had not received any cash distributions of our proportionate share of earnings from CWI’s operating partnership as it did not have earnings.

W. P. Carey 2011 10-K — 33

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, income from equity investments in the REITs increased by $2.3 million, primarily due to higher cash distributions of our proportionate share of earnings from CPA®:17 – Global’s operating partnership as a result of higher investment volume.

Other Income and (Expenses)

2011 — During 2011, we recognized other income of $0.1 million primarily due to gains realized on foreign currency transactions for the repatriation of cash from foreign countries.

2010 — During 2010, we recognized other income of $0.3 million primarily due to gains realized on foreign currency transactions for the repatriation of cash from foreign countries.

2009 — During 2009, we recognized other income of $4.1 million primarily related to a settlement of a dispute with a vendor regarding certain fees we paid in prior years for services they performed.

Provision for Income Taxes

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, provision for income taxes increased by $11.3 million, primarily due to $9.3 million of income taxes incurred during 2011 as a result of the $52.5 million incentive, termination and subordinated disposition income that we recognized in connection with the CPA®:14/16 Merger. Provision for income taxes also increased in the current year as a result of increased volume of investments structured on behalf of the REITs.

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, our provision for income taxes increased by $1.8 million, primarily due to an increase in income from continuing operations before income taxes.

Net Income from Investment Management Attributable to W. P. Carey Members

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, the resulting net income from investment management attributable to W. P. Carey members increased by $32.4 million.

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, the resulting net income from investment management attributable to W. P. Carey members increased by $10.5 million.

Funds from Operations — as Adjusted

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, AFFO from our Investment Management segment increased by $51.4 million, primarily as a result of the incentive, termination and subordinated disposition revenue that we recognized in connection with providing a liquidity event for CPA®:14 shareholders in May 2011 in the form of the CPA®:14/16 Merger. AFFO is a non-GAAP measure that we use to evaluate our business. For a definition of AFFO and reconciliation to net income attributable to W. P. Carey Members, see Supplemental Financial Measures below.

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, AFFO from our Investment Management segment increased by $12.7 million, primarily due to higher investment volume.

W. P. Carey 2011 10-K — 34

Real Estate Ownership (in thousands)

	Years Ended December 31,
	2011	2010	Change	2010	2009	Change
Revenues
Lease revenues	$70,206	$59,881	$10,325	$59,881	$58,564	$1,317
Other real estate income	23,556	18,083	5,473	18,083	14,698	3,385

	93,762	77,964	15,798	77,964	73,262	4,702

Operating Expenses
Depreciation and amortization	(25,054)	(17,952)	(7,102)	(17,952)	(17,072)	(880)
Property expenses	(13,241)	(10,416)	(2,825)	(10,416)	(6,699)	(3,717)
General and administrative	(4,456)	(4,422)	(34)	(4,422)	(4,999)	577
Other real estate expenses	(10,784)	(8,121)	(2,663)	(8,121)	(7,308)	(813)
Impairment charges	(10,432)	(1,140)	(9,292)	(1,140)	(3,516)	2,376

	(63,967)	(42,051)	(21,916)	(42,051)	(39,594)	(2,457)

Other Income and Expenses
Income from equity investments in real estate and the REITs	30,032	26,524	3,508	26,524	11,265	15,259
Gain on change in control of interests	27,859	—	27,859	—	—	—
Other income and (expenses)	4,500	1,196	3,304	1,196	3,433	(2,237)
Interest expense	(21,920)	(15,725)	(6,195)	(15,725)	(14,462)	(1,263)

	40,471	11,995	28,476	11,995	236	11,759

Income from continuing operations before income taxes	70,266	47,908	22,358	47,908	33,904	14,004
Provision for income taxes	(2,257)	(2,161)	(96)	(2,161)	(980)	(1,181)

Income from continuing operations	68,009	45,747	22,262	45,747	32,924	12,823
(Loss) income from discontinued operations	(2,250)	(11,290)	9,040	(11,290)	6,701	(17,991)

Net income from real estate ownership	65,759	34,457	31,302	34,457	39,625	(5,168)
Less: Net income attributable to noncontrolling interests	(678)	(2,058)	1,380	(2,058)	(1,661)	(397)

Net income from real estate ownership attributable to W. P. Carey members	$65,081	$32,399	$32,682	$32,399	$37,964	$(5,565)

The following table presents the components of our lease revenues (in thousands):

	Years Ended December 31,
	2011	2010	2009
Rental income	$59,549	$49,787	$47,945
Interest income from direct financing leases	10,657	10,094	10,619

	$70,206	$59,881	$58,564

W. P. Carey 2011 10-K — 35

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Years Ended December 31,
Lessee	2011	2010	2009
CheckFree Holdings, Inc. (a)	$5,216	$5,103	$4,964
The American Bottling Company (b)	4,943	4,390	4,591
Federal Express Corporation (c)	4,922	—	—
Bouygues Telecom, S.A. (a) (d) (e)	4,002	3,852	6,410
JP Morgan Chase Bank, N.A. (f)	3,862	3,448	—
Orbital Sciences Corporation (g)	3,312	3,611	2,771
Eroski Sociedad Cooperativa (a) (d) (h)	3,235	1,710	—
Titan Corporation	2,913	2,912	2,912
Amylin Pharmaceuticals, Inc. (c)	2,908	—	—
AutoZone, Inc. (b)	2,818	2,241	2,228
Google, Inc. (formerly leased to Omnicom Group Inc.) (i)	2,173	1,518	1,251
Quebecor Printing, Inc.	1,936	1,916	1,919
Unisource Worldwide, Inc. (j)	1,926	1,923	1,668
CSS Industries, Inc. (k)	1,855	1,516	1,570
Jarden Corporation	1,614	1,614	1,614
Sybron Dental Specialties Inc. (l)	1,596	1,816	1,953
BE Aerospace, Inc.	1,580	1,580	1,580
Eagle Hardware & Garden, a subsidiary of Lowe’s Companies	1,492	1,568	1,574
Sprint Spectrum, L.P.	1,486	1,425	1,425
Enviro Works, Inc.	1,216	1,255	1,426
Other (d)	15,201	16,483	18,708

	$70,206	$59,881	$58,564

(a)	These revenues are generated in consolidated ventures, generally with our affiliates, and on a combined basis, include lease revenues applicable to noncontrolling interests totaling $2.6 million, $3.8 million and $3.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.
(b)	The increase in 2011 was due to an out-of-period adjustment (Note 2).
(c)

In connection with the CPA®:14 Asset Sales, we purchased the remaining interest in this investment from CPA®:14 (Note 4). Subsequent to the acquisition, we consolidate this investment. We had previously accounted for this investment under the equity method.

(d)	Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the Euro increased by approximately 5% during the year ended December 31, 2011 as compared to 2010 and decreased by approximately 5% during the year ended December 31, 2010 as compared to 2009, resulting in a positive impact on lease revenues in 2011 and a negative impact on lease revenues in 2010 for our Euro-denominated investments.
(e)	The decrease in 2010 was due to a lease restructuring in January 2010.
(f)	We acquired this investment in February 2010.
(g)	We completed an expansion at this facility in January 2010, at which time we recognized deferred rental income of $0.3 million.
(h)	We acquired this investment in June 2010.
(i)	In January 2011, we signed a new 15-year lease with Google, Inc. The lease with the former tenant, Omnicom Group Inc., expired in September 2010. The increase in 2010 reflects the accelerated amortization of below-market rent intangibles as a result of the former tenant not renewing its lease with us.
(j)	The increase in 2010 was due to a rent increase as a result of a lease renewal in October 2009.
(k)	A tenant-funded improvement at this facility was completed in 2011, at which time we recognized deferred rental income of $0.3 million.
(l)	The decrease in 2011 was due to an out-of-period adjustment (Note 2).

W. P. Carey 2011 10-K — 36

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these ventures. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (dollars in thousands):

	Ownership Interest	Years Ended December 31,
Lessee	at December 31, 2011	2011	2010	2009
The New York Times Company (a)	18%	$27,796	$26,768	$21,751
Carrefour France, SAS (b)	46%	20,228	19,618	21,481
Medica – France, S.A. (b)	46%	6,789	6,447	6,917
Schuler A.G. (b)	33%	6,555	6,208	6,568
U. S. Airways Group, Inc.	75%	4,421	4,421	4,356
Hologic, Inc.	36%	3,623	3,528	3,387
Federal Express Corporation (c)	100%	2,391	7,121	7,044
Symphony IRI Group, Inc.(d)	33%	2,182	4,164	4,973
Consolidated Systems, Inc.	60%	1,933	1,831	1,831
Amylin Pharmaceuticals, Inc. (c) (e)	100%	1,342	4,027	3,635
Childtime Childcare, Inc.	34%	1,258	1,303	1,332
The Retail Distribution Group (f)	0%	—	206	1,020

		$78,518	$85,642	$84,295

(a)	We acquired our interest in this investment in March 2009.
(b)	Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the Euro increased by approximately 5% during the year ended December 31, 2011 as compared to 2010 and decreased by approximately 5% during the year ended December 31, 2010 as compared to 2009, resulting in a positive impact on lease revenues in 2011 and a negative impact on lease revenues in 2010 for our Euro-denominated investments.
(c)	In connection with the CPA®:14 Asset Sales, we purchased the remaining interest in this investment from CPA®:14 (Note 4). Subsequent to the acquisition, we consolidate this investment.
(d)	In June 2011, this venture sold one of its properties and distributed the proceeds to the venture partners. The decrease in 2010 was due to a lease restructuring.
(e)	The increase in 2010 was due to a CPI-based (or equivalent) rent increase and a lease restructuring.
(f)	In March 2010, the venture completed the sale of this property, and as a result, we have no further economic interest in this venture.

The above table does not reflect our share of interest income from our 5% interest in a venture that has a note receivable (see “Financial Condition — Off-Balance Sheet Arrangements and Contractual Obligations — Equity Method Investments” below). For the years ended December 31, 2011, 2010 and 2009, the venture recognized interest income of $1.9 million, $24.2 million and $27.1 million, respectively. These amounts represent total amounts attributable to the entire venture, not our proportionate share, and are subject to fluctuations in the exchange rate of the Euro.

Lease Revenues

As of December 31, 2011, 66% of our net leases, based on annualized contractual minimum base rent, provide for adjustments based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 28% of our net leases have fixed rent adjustments. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies.

During the quarter ended December 31, 2011, we entered into one new lease with a total contractual annual minimum base rent of $0.2 million and a term of nine years and we modified five leases. We amended leases with contractual annual minimum base rents aggregating $1.4 million which represented an 11% reduction from the terms of the prior leases. We did not provide for any tenant concessions in connection with these lease amendments.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, lease revenues increased by $10.3 million, primarily due to $9.4 million of lease revenue generated from new investments we entered into during 2010 and 2011, including the properties we purchased in May 2011 from CPA®:14 in connection with the CPA®:14 Asset Sales. In addition, lease revenues increased by $0.9 million as a result of an out-of-period adjustment recorded in the fourth quarter of 2011 (Note 2) and $0.8 million as a result of scheduled rent increases at several properties. These increases were partially offset by the impact of recent tenant activity, including lease restructurings, lease expirations and property sales, which resulted in a reduction to lease revenues of $1.0 million.

W. P. Carey 2011 10-K — 37

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, lease revenues increased by $1.3 million, primarily due to $6.0 million in lease revenue from new investments and an expansion we placed into service during 2010, partially offset by the impact of 2010 and 2009 tenant activity (including lease restructurings, lease expirations and property sales), which reduced lease revenues by $4.9 million.

Other Real Estate Income

Other real estate income generally consists of revenue from Carey Storage, a subsidiary that holds investments in 21 domestic self-storage properties, and Livho, a subsidiary that operates a hotel franchise in Livonia, Michigan. Other real estate income also includes lease termination payments and other non-rent related revenues from real estate ownership.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, other real estate income increased by $5.5 million, primarily due to an increase of $3.2 million in income generated from the eight new self-storage properties acquired during the third quarter of 2010 and an increase in reimbursable tenant costs of $1.9 million. Reimbursable tenant costs are recorded as both revenue and expenses and therefore have no net impact on our results of operations.

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, other real estate income increased by $3.4 million, primarily due to increases in reimbursable tenant costs of $2.7 million as well as income of $1.5 million from the eight new self-storage properties acquired in the third quarter of 2010. These increases were partially offset by a decrease in lease termination income of $1.0 million. Reimbursable tenant costs are recorded as both revenue and expenses and therefore have no impact on our results of operations.

Depreciation and Amortization

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, depreciation and amortization increased by $7.1 million. Depreciation and amortization increased by $5.6 million as a result of our 2011 and 2010 investment activity, including $4.7 million attributable to the properties we purchased from CPA®:14 in May 2011 (Note 4). In addition, depreciation and amortization increased by $2.2 million as a result of an out-of-period adjustment recorded in the fourth quarter of 2011 (Note 2). These increases were partially offset by a decrease in amortization of $0.6 million as a result of lease intangible assets related to two tenants becoming fully amortized in 2010.

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, depreciation and amortization increased by $0.9 million primarily due to depreciation and amortization of $2.3 million related to new investments we entered into and an expansion we placed into service during 2010. This increase was partially offset by a $1.0 million write-off of intangible assets as a result of a lease termination in June 2009 that resulted in lower amortization in 2010 and a $0.5 million decrease in depreciation and amortization as a result of several assets becoming fully depreciated or amortized.

Property Expenses

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, property expenses increased by $2.8 million, primarily due to an increase in reimbursable tenant costs of $1.9 million and a $0.6 million performance fee paid to a third-party manager on a foreign property as a result of meeting its performance criteria.

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, property expenses increased by $3.7 million, primarily due to an increase in reimbursable tenant costs of $2.7 million. The remainder of the increase was due to two tenants vacating properties during 2010.

Other Real Estate Expenses

Other real estate expenses generally consist of operating expenses related to Carey Storage and Livho as described in “Other Real Estate Income” above.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, other real estate expenses increased by $2.7 million, primarily due to an increase of $1.8 million in operating expenses as a result of the eight new self-storage properties acquired during the third quarter of 2010. In addition, operating expenses from Livho increased by $0.9 million in 2011 as compared to 2010.

W. P. Carey 2011 10-K — 38

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, other real estate expenses increased by $0.8 million, primarily due to operating expenses from the eight new self-storage properties acquired during the third quarter of 2010.

Impairment Charges

Our impairment charges are more fully described in Note 10. Impairment charges related to our continuing real estate ownership operations were as follows (in thousands):

	Years Ended December 31,
Lessee	2011	2010	2009	Triggering Event
The Titan Corporation	$5,833	$—	$—	Tenant not renewing lease; anticipated sale
United States Postal Service	4,934	—	—	Tenant not renewing lease; anticipated sale
The American Bottling Company	(868)	—	1,571	Decline in unguaranteed residual value of properties
Others	533	1,140	1,945	Tenants not renewing leases or vacated; anticipated sales; and decline in unguaranteed residual value of properties

Total	$10,432	$1,140	$3,516

Income from Equity Investments in Real Estate and the REITs

Income from equity investments in real estate and the REITs represents our proportionate share of net income or loss (revenue less expenses) from our interests in unconsolidated real estate investments and our investments in the REITs. However, a portion of our equity earnings from the REITs, equivalent to the cash distributions from the related operating partnerships, is included in the Investment Management segment. The net income of the REITs fluctuates based on the timing of transactions, such as new leases and property sales, as well as the level of impairment charges.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, income from equity investments in real estate increased by $3.5 million, primarily due to an increase in equity income from the CPA® REITs totaling $6.4 million. Results of operations from the REITs during 2011 included the following gains and expenses: net gains of $78.8 million from the CPA®:14 Asset Sales, of which our share was approximately $7.4 million; a bargain purchase gain for CPA®:16 – Global of $28.7 million because the fair value of CPA®:14 exceeded the CPA®:14/16 Merger consideration, of which our share was approximately $5.0 million; a net gain of $33.5 million on the sales of several properties and the extinguishment of several related mortgage loans, of which our share was approximately $3.7 million; impairment charges totaling $61.7 million, of which our share was approximately $7.8 million; and $13.6 million of expenses incurred in connection with the CPA®:14/16 Merger, of which our share was approximately $2.4 million. Equity income from the REITs also increased by approximately $4.1 million in 2011 as a result of our $121.0 million incremental investment in CPA®:16 – Global in connection with the CPA®:14/16 Merger. Results of operations for the REITs during 2010 included the following gains and charges: net gains on extinguishment of a mortgage loan and deconsolidation of three subsidiaries totaling $44.0 million, of which our share was approximately $5.6 million; and impairment charges totaling $40.7 million, of which our share was approximately $3.0 million. In addition, we recognized an other-than-temporary impairment charge of $1.4 million on the Schuler venture in 2010. These increases in equity income were partially offset by decreases of $2.5 million as a result of the net gains recognized by the Retail Distribution venture in connection with the sale of its property in March 2010 and $1.7 million related to the Symphony IRI venture reflecting our share of its $8.6 million impairment charge and an other-than-temporary impairment charge recognized by us in 2011 to reflect the decline in fair value of our interest in the venture.

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, income from equity investments in real estate and the REITs increased by $15.3 million. During 2010, we recognized income from equity investments in the REITs of $10.5 million, compared to a loss of $2.5 million in 2009, primarily due to a reduction in impairment charges recognized by the CPA® REITs. Results of operations for the REITs during 2010 included the following gains and charges: net gains on extinguishment of a mortgage loan and deconsolidation of three subsidiaries totaling $44.0 million, of which our share was approximately $5.6 million; and impairment charges totaling $40.7 million, of which our share was approximately $3.0 million. Results of operations for the REITs during 2009 included impairment charges totaling $170.0 million, of which our share was approximately $11.5 million.

During 2010, we also recognized income of $2.5 million from a venture, Retail Distribution, in connection with the sale of its property in March 2010, as well as an increase in income of $0.7 million due to higher foreign taxes incurred in 2009 on our international ventures. Income from the Amylin venture increased by $0.4 million as a result of its purchase accounting adjustment becoming fully amortized as well as higher rental income recognized in connection with a lease restructuring in 2009. These increases were partially offset by the other-than-temporary impairment charge of $1.4 million recognized during 2010 on the Schuler venture described above.

W. P. Carey 2011 10-K — 39

Gain on Change in Control of Interests

As discussed in Note 4, in May 2011 we purchased the remaining interests in the Federal Express and Amylin ventures from CPA®:14, which we had previously accounted for under the equity method. In connection with the purchase of these properties, we recognized a net gain of $27.9 million during the year ended December 31, 2011 to adjust the carrying value of our existing interests in these ventures to their estimated fair values.

Other Income and (Expenses)

Other income and (expenses) consists primarily of gains and losses on foreign currency transactions and derivative instruments, and prior to September 2010 also included the Investor’s profit-sharing interest in income or losses from Carey Storage (Note 4). We and certain of our foreign consolidated subsidiaries have intercompany debt and/or advances that are not denominated in the entity’s functional currency. When the intercompany debt or accrued interest thereon is remeasured against the functional currency of the entity, a gain or loss may result. For intercompany transactions that are of a long-term investment nature, the gain or loss is recognized as a cumulative translation adjustment in other comprehensive income. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, other income increased by $3.3 million. In connection with the CPA®:14/16 Merger, we agreed to receive shares of CPA®:16 – Global in respect of our shares of CPA®:14. As a result, during 2011, we recognized a gain of $2.8 million on the conversion of our shares of CPA®:14 to shares of CPA®:16 – Global to reflect the carrying value of our investment at its estimated fair value. In addition, we recognized a gain of $1.0 million on the conversion of our termination revenue to shares of CPA®:14 because the fair value of the shares received exceeded the termination revenue. Other income during 2011 also included a net gain of $0.6 million as a result of exercising certain warrants granted to us by lessees. These gains were partially offset by a net loss of $0.8 million recognized by the Investor during 2010 on its profit sharing interest in Carey Storage.

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, other income decreased by $2.2 million. Results for 2009 included a $7.0 million gain recognized by our Carey Storage subsidiary on the repayment of the $35.0 million outstanding balance on its secured credit facility for $28.0 million, partially offset by the Investor’s profit-sharing interest in the gain totaling $4.2 million.

Interest Expense

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, interest expense increased by $6.2 million, primarily as a result of mortgages assumed in connection with the acquisition of properties from CPA®:14 in May 2011(Note 4) and mortgage financing obtained in connection with our investment activities during 2011 and 2010, which resulted in increases to interest expense of $3.6 million and $1.8 million, respectively. Additionally, interest expense on our lines of credit increased by $1.0 million as a result of higher average outstanding balances in 2011 as compared to the prior year.

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, interest expense increased by $1.3 million, primarily as a result of mortgage financing obtained in connection with our investment activities during 2010.

Provision for Income Taxes

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, provision for income taxes increased by $0.1 million.

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, provision for income taxes increased by $1.2 million, primarily due to an increase in equity earnings from the CPA® REITs.

(Loss) Income from Discontinued Operations

(Loss) income from discontinued operations represents the net income or loss (revenue less expenses) from the operations of properties that were sold or held for sale and a subsidiary that we deconsolidated (Note 16).

W. P. Carey 2011 10-K — 40

2011 — For the year ended December 31, 2011, loss from discontinued operations was $2.3 million primarily due to a net loss on the sale of properties of $3.4 million. This loss was partially offset by a $1.0 million gain recognized during the third quarter of 2011 on the deconsolidation of a subsidiary because we ceased to exercise control over the activities that most significantly impact its economic performance when a receiver took possession of the property.

2010 — For the year ended December 31, 2010, loss from discontinued operations was $11.3 million, primarily due to impairment charges recognized of $14.2 million. These charges were partially offset by income generated from the operations of these properties of $2.5 million and a net gain on the sales of these properties of $0.5 million.

2009 — For the year ended December 31, 2009, we earned income from discontinued operations of $6.7 million. During 2009, we sold five domestic properties and recognized a net gain of $7.7 million. We also recognized income generated from the operations of these properties of $5.9 million. These increases in income were partially offset by impairment charges recognized on these properties of $6.9 million.

Net Income from Real Estate Ownership Attributable to W. P. Carey Members

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, the resulting net income from real estate ownership attributable to W. P. Carey members increased by $32.7 million.

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, the resulting net income from real estate ownership attributable to W. P. Carey members decreased by $5.6 million.

Funds from Operations — as Adjusted

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, AFFO from real estate ownership increased by $6.6 million, primarily as a result of the new investments that we entered into during 2011 and 2010, including the properties we purchased from CPA®:14 in connection with the CPA®:14 Asset Sales, as well as increased income generated from our equity interests in the REITs primarily due to our incremental investment in CPA®:16 – Global. AFFO is a non-GAAP measure that we use to evaluate our business. For a definition of AFFO and reconciliation to net income attributable to W. P. Carey Members, see Supplemental Financial Measures below.

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, AFFO from real estate ownership decreased by $4.7 million reflecting the impact of 2010 and 2009 tenant activity, including lease restructurings, lease expirations and property sales.

Financial Condition

Sources and Uses of Cash During the Year

Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the nature and timing of receipts of transaction-related and performance revenue, the performance of the CPA® REITs relative to their performance criteria, the timing of purchases and sales of real estate, the timing of proceeds from non-recourse mortgage loans and receipt of lease revenue, the timing and characterization of distributions received from equity investments in real estate and the REITs, the timing of certain payments, the receipt of the annual installment of deferred acquisition revenue and interest thereon in the first quarter from certain of the CPA® REITs, and changes in foreign currency exchange rates. Despite these fluctuations, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans, unused capacity on our line of credit and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the year are described below.

Operating Activities

Cash flow from operating activities decreased by $6.3 million during 2011 as compared to 2010 primarily due to the following reasons:

•

We received approximately $16.8 million less in cash for providing asset-based management services to the REITs, primarily related to the conversion of our performance fee into a Special Member Interest in CPA®:16 – Global’s operating partnership. This decrease was partially offset by $6.2 million of cash distributions received from our Special Member Interest in CPA®:16 – Global’s operating partnership as well as an increase of $4.9 million in cash distributions received from CPA®:17 – Global’s operating partnership.

W. P. Carey 2011 10-K — 41

•

We received approximately $21.3 million of subordinated disposition revenue in cash from CPA®:14 upon completion of the CPA®:14/16 Merger in May of 2011. We paid taxes of approximately $11.4 million related to the CPA®:14/16 Merger in September 2011. This net increase of $9.9 million in cash flow was substantially offset by an increase in General and administrative expense of approximately $9.0 million as a result of higher compensation – related costs and professional fees.

As described in Note 3, in both 2011 and 2010, we elected to receive all asset management revenue in cash, with the exception of CPA®:17 – Global’s asset management fee, which we elected to receive in its common shares. For both 2011 and 2010, we also elected to receive performance revenue from CPA®:16 – Global in its shares, while for CPA®:14 and CPA®:15 we elected to receive 80% of all performance revenue in their shares, with the remaining 20% payable in cash. Subsequent to CPA®:16 – Global’s UPREIT reorganization in May 2011, we no longer earn performance revenue from CPA®:16 – Global, but we receive a distribution of available cash from its operating partnership. We also elected to receive asset management revenue from CPA®:16 – Global in its shares after the CPA®:14/16 Merger. For CWI, we elected to receive all asset management revenue in cash for 2011.

Investing Activities

Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and capitalized property improvements. During 2011, we used $121.0 million to purchase newly issued shares of CPA®:16 – Global to enable it to pay the merger consideration in the CPA®:14/16 Merger (Note 3) and we also made a $0.3 million contribution to its operating partnership. We made contributions to unconsolidated ventures totaling $2.3 million, including $2.1 million to a venture to pay off our share of its maturing non-recourse mortgage loan. We also used $24.3 million to purchase two properties from CPA®:14 in connection with the CPA®:14 Asset Sales and $13.2 million to make capital improvements to various properties. In addition, we used $96.0 million to make three loans to two of our affiliates, CPA®:17 – Global and CWI, in order to facilitate certain of their property acquisitions, which were repaid in 2011. Cash inflows during the current year included $20.8 million in distributions from equity investments in real estate and the REITs in excess of cumulative equity income, including $11.1 million received on our shares of CPA®:14 as a result of the $1.00 per share special cash distribution paid by CPA®:14 to its shareholders in connection with the CPA®:14/16 Merger. We also received cash proceeds of $12.5 million from the sale of seven properties and recovered $5.0 million of foreign value-added-taxes (“VAT”) in connection with an international investment. Funds totaling $6.7 million and $2.6 million were invested in and released from, respectively, lender-held investment accounts.

Financing Activities

During 2011, we paid distributions to shareholders of $85.8 million and paid distributions of $7.3 million to affiliates who hold noncontrolling interests in various entities we consolidate. We used $7.5 million to purchase the noncontrolling interest in an entity from CPA®:14 in connection with the CPA®:14 Asset Sales. We also made scheduled mortgage principal payments of $25.3 million and obtained mortgage financing of $45.5 million. Net borrowings under our lines of credit increased overall by $91.4 million since December 31, 2010 and were comprised of gross borrowings of $251.4 million and repayments of $160.0 million. Net borrowings under our lines of credit were used primarily to fund the $121.3 million purchase of CPA®:16 – Global shares described above and our acquisition of properties in the CPA®:14 Asset Sales (Note 4). In connection with modifying our unsecured line of credit and obtaining financing for our properties in 2011, we paid financing fees totaling $7.8 million.

Adjusted Cash Flow from Operating Activities

Adjusted cash flow from operating activities is a non-GAAP measure that we use to evaluate our business. For a definition of adjusted cash flow from operating activities and reconciliation to cash flow from operating activities, see Supplemental Financial Measures below. Our adjusted cash flow from operating activities for 2011 and 2010 was $98.6 million and $88.6 million, respectively. This increase was primarily due to the $8.9 million, net of income tax, we received as a result of the $1.00 per share special cash distribution received from CPA®:14 on our shares of CPA®:14 in connection with the CPA®:14/16 Merger, higher cash distributions received from CPA®:17 – Global’s operating partnership as a result of new investments that it entered into during 2010 and 2011, and the initial cash distributions received from CPA®:16 – Global’s operating partnership. These increases in adjusted cash flow from operating activities were partially offset by a reduction in cash received from providing asset-based management services to the REITs as a result of the fact that we no longer receive cash asset management fees from CPA®:14 after the CPA®:14/16 Merger and CPA®:16 – Global as a result of the UPREIT Reorganization.

W. P. Carey 2011 10-K — 42

Summary of Financing

The table below summarizes our non-recourse and limited-recourse debt and credit facility (dollars in thousands):

	December 31,
	2011	2010
Balance
Fixed rate	$258,886	$147,872
Variable rate (a)	330,483	249,110

Total	$589,369	$396,982

Percent of total debt
Fixed rate	44%	37%
Variable rate (a)	56%	63%

	100%	100%

Weighted average interest rate at end of year
Fixed rate	5.6%	6.0%
Variable rate (a) (b)	4.6%	2.5%

(a)	Variable-rate debt at December 31, 2011 included (i) $233.2 million outstanding under our new unsecured line of credit, (ii) $47.0 million that has been effectively converted to fixed rates through interest rate swap derivative instruments and (iii) $42.6 million in mortgage loan obligations that bore interest at fixed rates but have interest rate reset features that may change the interest rates to then-prevailing market fixed rates (subject to specified caps) at certain points during their term.
(b)	The increase was primarily due to a higher interest rate on our new unsecured line of credit, which was 4.0% at December 31, 2011, compared to a rate of 1.2% at December 31, 2010 under our then-existing unsecured line of credit. As discussed in “Line of Credit” below, pursuant to its terms, we converted the interest rate on our new line of credit to a Eurocurrency rate on January 3, 2012, at which time the interest rate was 2.0%.

Cash Resources

At December 31, 2011, our cash resources consisted of the following:

•

cash and cash equivalents totaling $29.3 million. Of this amount, $7.4 million, at then-current exchange rates, was held by foreign subsidiaries. We could be subject to restrictions or significant costs should we decide to repatriate these amounts;

•

a line of credit with unused capacity of $210.0 million, excluding amounts reserved for outstanding letters of credit. Our lender has issued letters of credit totaling $6.8 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under the line of credit; and

•

we also had unleveraged properties that had an aggregate carrying value of $220.6 million at December 31, 2011, although there can be no assurance that we would be able to obtain financing for these properties.

Our cash resources can be used for working capital needs and other commitments and may be used for future investments. We continue to evaluate fixed-rate financing options, such as obtaining non-recourse financing on our unleveraged properties. Any financing obtained may be used for working capital objectives and/or may be used to pay down existing debt balances or to fund acquisitions.

Line of Credit

Our new unsecured credit facility is more fully described in Note 11. A summary of our line of credit is provided below (in thousands):

	December 31, 2011		December 31, 2010
	Outstanding Balance	Maximum Available	Outstanding Balance	Maximum Available
Unsecured line of credit	$233,160	$450,000	$141,750	$250,000

W. P. Carey 2011 10-K — 43

At December 31, 2010, we had a $250.0 million unsecured revolving line of credit that was scheduled to mature in June 2012. On May 2, 2011, we obtained a $30.0 million secured revolving line of credit from Bank of America that was coterminous with the unsecured line of credit, expiring in June 2012. In December 2011, we terminated the secured and unsecured lines of credit. We entered into a new unsecured revolving line of credit in order to extend the maturity and to provide for additional commitments as described below and accounted for this transaction as a modification of the original loan and capitalized the related financing costs totaling $6.7 million, which will be amortized to interest expense over the remaining term of the credit facility. The previous unsecured revolving line of credit had an outstanding balance of $233.2 million, which we rolled over to the new unsecured line of credit. The secured line of credit had no outstanding balance on the date of termination.

The new line of credit provides for an aggregate principal amount of up to $450.0 million that matures in December 2014, but may be extended by one year at our option, subject to the conditions provided in the credit agreement. At our election, the principal amount available under the new line of credit may be increased by up to an additional $125.0 million, subject to the conditions provided in the credit facility agreement. The new line of credit also permits (i) up to $150.0 million under the line of credit to be borrowed in certain currencies other than the U.S. dollars, (ii) swing line loans of up to $35.0 million under the line of credit, and (iii) the issuance of letters of credit under the line of credit in an aggregate amount not to exceed $50.0 million.

The new line of credit provides for an annual interest rate, at our election, of either (i) the Eurocurrency Rate or (ii) the Base Rate, in each case plus the Applicable Rate (each as defined in the credit agreement). Prior to us obtaining an Investment Grade Debt Rating (as defined in the credit agreement), the Applicable Rate on Eurocurrency Rate loans and letters of credit ranges from 1.75% to 2.50% and the Applicable Rate on Base Rate loans ranges from 0.75% to 1.50%. After an Investment Grade Debt Rating has been obtained, the Applicable Rate on Eurocurrency Rate loans and letters of credit ranges from 1.10% to 2.00% and the Applicable Rate on Base Rate loans ranges from 0.10% to 1.00%. Swing line loans will bear interest at the Base Rate plus the Applicable Rate then in effect. In addition, prior to obtaining an Investment Grade Debt Rating, we pay a quarterly fee ranging from 0.3% to 0.4% of the unused portion of the line of credit, depending on our leverage ratio. After an Investment Grade Debt Rating has been obtained, we will pay a facility fee ranging from 0.2% to 0.4% of the total commitment. At December 31, 2011, the outstanding balance on this line of credit was $233.2 million with an annual interest rate consisting of a Base Rate of 3.5% plus 0.5%. On January 2, 2012, we converted the interest rate to a Eurocurrency Rate, which is equal to the London inter-bank offered rate (“LIBOR”) of 0.30% plus 1.75%. In addition, as of December 31, 2011, our lenders had issued letters of credit totaling $6.8 million on our behalf in connection with certain contractual obligations. At December 31, 2011, the line of credit had unused capacity of $210.0 million, reflecting outstanding letters of credit, which reduce amounts that may be drawn. The line of credit is expected to be utilized primarily for potential new investments, repayment of existing debt and general corporate purposes.

The line of credit requires us to ensure that the total Restricted Payments (as defined in the credit agreement) made in the current quarter, when added to the total for the three preceding fiscal quarters, does not exceed 90% of Adjusted Total EBITDA (as defined in the credit agreement), for the four preceding fiscal quarters. Restricted Payments include quarterly dividends and the total amount of shares repurchased by us, if any, in excess of $10.0 million per year. In addition to placing limitations on dividend distributions and share repurchases, the credit agreement stipulates six financial covenants that require us to maintain the following ratios and benchmarks at the end of each quarter (the quoted variables are specifically defined in the credit facility agreement):

(i)	a “maximum leverage” ratio, which requires us to maintain a ratio for “total outstanding indebtedness” to “total value” of 60% or less;

(ii)	a “maximum secured debt” ratio, which requires us to maintain a ratio for “total secured outstanding indebtedness” (inclusive of permitted “indebtedness of subsidiaries”) to “total value” of 40% or less;

(iii)	a “minimum combined equity value,” which requires us to maintain a “total value” less “total outstanding indebtedness” of at least $850.0 million. This amount must be adjusted in the event of any securities offering by adding 80% of the “fair market value of all net offering proceeds;”

(iv)	a “minimum fixed charge coverage ratio,” which requires us to maintain a ratio for “adjusted total EBITDA” to “fixed charges” of 1.40 to 1.00;

(v)	a “minimum unsecured interest coverage ratio,” which requires us to maintain a ratio of “unencumbered property NOI plus unencumbered management EBITDA” to “interest expense on total unsecured outstanding indebtedness of 2.00 to 1.00; and

(vi)	a limitation on “recourse indebtedness,” which prohibits us from incurring additional secured indebtedness other than “non-recourse indebtedness” or indebtedness that is recourse to us that exceeds $75.0 million or 5% of the “total value,” whichever is greater.

We were in compliance with these covenants at December 31, 2011.

W. P. Carey 2011 10-K — 44

Cash Requirements

During 2012, we expect that cash payments will include paying distributions to our shareholders and to our affiliates who hold noncontrolling interests in entities we control and making scheduled mortgage loan principal payments, including mortgage balloon payments totaling $28.3 million, as well as other normal recurring operating expenses.

We expect to fund future investments, any capital expenditures on existing properties and scheduled debt maturities on non-recourse mortgage loans through cash generated from operations, the use of our cash reserves or unused amount on our line of credit.

Expected Impact of Proposed Merger

If consummated, we currently expect the Proposed Merger to have the following impact on our liquidity and results of operations by the third quarter of 2012; however there can be no assurance that the transaction will be completed during this time frame or at all.

The estimated total Proposed Merger Consideration includes the cash of approximately $151.8 million and the issuance of approximately 28,241,000 of our shares, based on the total shares of CPA®:15 outstanding of 131,566,206, of which 10,153,074 shares were owned by us, on February 17, 2012. We have obtained a commitment for a $175.0 million term loan as part of our credit facility in order to pay for the cash portion of the consideration in the Proposed Merger.

Impact of CPA®:14/16 Merger and Asset Purchase

The financial impact of the CPA®:14/16 Merger and our purchase of the assets from CPA®:14 in the CPA®:14 Asset Sales (Note 3) had the following impact on our 2011 results as compared to 2010:

•	An increase in dividends of approximately $4.7 million associated with our incremental investment in CPA®:16 – Global resulting in net cash flow after tax of $4.3 million;

•	An increase in lease revenues and cash flow totaling approximately $7.6 million and $3.1 million, respectively, related to the properties we acquired from CPA®:14 in the CPA®:14 Asset Sales;

•	A tax benefit of approximately $4.2 million related to the change in our advisory fee arrangement with CPA®:16 – Global in connection with its UPREIT reorganization;

•

A reduction in asset management revenue of approximately $13.0 million as a result of the modification of our advisory agreement with CPA®:16 – Global in connection with its UPREIT reorganization and assets sold by CPA®:14 to us and to third parties in the CPA®:14 Asset Sales;

•	A reduction in equity income of approximately $0.4 million related to the consolidation of the two ventures acquired from CPA®:14 in the CPA®:14 Asset Sales;

•

An increase in interest expense of approximately $4.4 million related to interest payments on the existing non-recourse mortgages relating to the properties we acquired in the CPA®:14 Asset Sales and incremental borrowings under our prior unsecured credit facility to finance the CPA®:14/16 Merger;

•

Increases to our equity earnings of approximately $6.2 million related to cash distributions received and $5.7 million of deferred revenue recognized as a result of acquiring the Special Member Interest in CPA®:16 – Global’s operating partnership; and

•

A net increase in equity earnings of approximately $2.6 million as a result of our $121.0 million incremental investment in shares of CPA®:16 – Global and the assets sold by CPA®:14 to us and to third parties in the CPA®:14 Asset Sales.

The properties we acquired from CPA®:14 have lease expirations between December 2015 and August 2019, renewable at the tenant’s option. There are no scheduled balloon payments on any of the long-term debt obligations that we assumed in connection with the CPA®:14/16 Merger until June 2016.

W. P. Carey 2011 10-K — 45

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, other contractual obligations, and off-balance sheet arrangements at December 31, 2011 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse and limited-recourse debt — Principal (a)	$357,254	$37,518	$22,052	$107,327	$190,357
Line of credit — Principal (b)	233,160	—	233,160	—	—
Interest on borrowings (c)	148,919	29,341	54,562	30,037	34,979
Operating and other lease commitments (d)	9,716	1,017	1,997	1,790	4,912
Property improvement commitments	1,220	1,220	—	—	—

	$750,269	$69,096	$311,771	$139,154	$230,248

(a)

Excludes approximately $1.0 million of purchase accounting adjustments required in connection with the CPA®:14/16 Merger, which are included in Non-recourse and limited-recourse debt at December 31, 2011.

(b)	Our new unsecured line of credit is scheduled to mature in December 2014, unless extended pursuant to its terms.
(c)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at December 31, 2011.
(d)	Operating and other lease commitments consist primarily of the future minimum rents payable on the lease for our principal offices. We are reimbursed by affiliates for their share of the future minimum rents under an office cost-sharing agreement. These amounts are allocated among the entities based on gross revenues and are adjusted quarterly. The table above excludes the rental obligation of a venture in which we own a 46% interest. Our share of this obligation totals approximately $2.7 million over the lease term through January 2063.

Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at December 31, 2011, which consisted primarily of the Euro. At December 31, 2011, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

Equity Method Investments

We have investments in unconsolidated ventures that own single-tenant properties that are typically net leased to corporations. Generally, the underlying investments are jointly-owned with our affiliates. Certain financial information for these ventures and our ownership interest in the ventures at December 31, 2011 is presented below. Certain financial information provided represents the total amounts attributable to the ventures and does not represent our proportionate share (dollars in thousands):

Lessee	Ownership Interest at December 31, 2011	Total Assets	Total Third- Party Debt	Maturity Date
U. S. Airways Group, Inc.	75%	$29,586	$17,793	4/2014
The New York Times Company	18%	246,808	122,679	9/2014
Carrefour France, SAS (a)	46%	131,108	96,055	12/2014
Consolidated Systems, Inc.	60%	16,663	11,189	11/2016
Medica – France, S.A. (a)	46%	43,993	34,031	10/2017
Symphony IRI Group, Inc.	33%	22,933	14,783	2/2021
Hologic, Inc.	36%	26,101	13,396	5/2023
Schuler A.G. (a)	33%	66,298	—	N/A
Childtime Childcare, Inc. (b)	34%	8,940	—	N/A

		$592,430	$309,926

(a)	Dollar amounts shown are based on the exchange rate of the Euro at December 31, 2011.
(b)	In January 2011, this venture repaid its maturing non-recourse mortgage loan.

W. P. Carey 2011 10-K — 46

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

W. P. Carey 2011 10-K — 47

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

We acquire properties subject to net leases and determine the value of above-market and below-market lease intangibles based on the difference between (i) the contractual rents to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or a similar property, both of which are measured over a period equal to the estimated market lease term. We discount the difference between the estimated market rent and contractual rent to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired, which includes a consideration of the credit of the lessee. Estimates of market rent are generally determined by us relying in part upon a third-party appraisal obtained in connection with the property acquisition and can include estimates of market rent increase factors, which are generally provided in the appraisal or by local real estate brokers.

We evaluate the specific characteristics of each tenant’s lease and any pre-existing relationship with each tenant in determining the value of in-place lease and tenant relationship intangibles. To determine the value of in-place lease intangibles, we consider estimated market rent, estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on assessments of specific market conditions. In determining the value of tenant relationship intangibles, we consider the expectation of lease renewals, the nature and extent of our existing relationship with the tenant, prospects for developing new business with the tenant and the tenant’s credit profile. We also consider estimated costs to execute a new lease, including estimated leasing commissions and legal costs, as well as estimated carrying costs of the property during a hypothetical expected lease-up period. We determine these values using our estimates or by relying in part upon third-party appraisals conducted by independent appraisal firms.

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

When we obtain an economic interest in an entity that is structured at the date of acquisition as a tenancy-in-common interest, we evaluate the tenancy-in-common agreements or other relevant documents to ensure that the entity does not qualify as a VIE and does not meet the control requirement required for consolidation. We also use judgment in determining whether the shared decision-making involved in a tenancy-in-common interest investment creates an opportunity for us to have significant influence on the operating and financial decisions of these investments and thereby creates some responsibility by us for a return on our investment. We account for tenancy-in-common interests under the equity method of accounting.

W. P. Carey 2011 10-K — 48

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

When we enter into a contract to sell the real estate assets that are recorded as direct financing leases, we evaluate whether we believe it is probable that the disposition will occur. If we determine that the disposition is probable and therefore the asset’s holding period is reduced, we record an allowance for credit losses to reflect the change in the estimate of the undiscounted future rents. Accordingly, the net investment balance is written down to fair value.

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

W. P. Carey 2011 10-K — 49

Equity Investments in Real Estate and the REITs

We evaluate our equity investments in real estate and in the REITs on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and to establish whether or not that impairment is other-than-temporary. To the extent impairment has occurred, we measure the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by multiplying the estimated fair value of the underlying venture’s net assets by our ownership interest percentage. For our unconsolidated ventures in real estate, we calculate the estimated fair value of the underlying venture’s real estate or net investment in direct financing lease as described in Real Estate and Direct Financing Leases above. The fair value of the underlying venture’s debt, if any, is calculated based on market interest rates and other market information. The fair value of the underlying venture’s other financial assets and liabilities (excluding net investment in direct financing leases) have fair values that approximate their carrying values. For our investments in the REITs, we calculate the estimated fair value of our investment using the most recently published NAV of each REIT.

Marketable Securities

We evaluate our marketable securities for impairment if a decline in estimated fair value below cost basis is considered other-than-temporary. In determining whether the decline is other-than-temporary, we consider the underlying cause of the decline in value, the estimated recovery period, the severity and duration of the decline, as well as whether we plan to sell the security or will more likely than not be required to sell the security before recovery of its cost basis. If we determine that the decline is other-than-temporary, we record an impairment charge to reduce our cost basis to the estimated fair value of the security. In accordance with current accounting guidance, the credit component of an other-than-temporary impairment is recognized in earnings while the non-credit component is recognized in Other comprehensive income.

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

Provision for Uncollected Amounts from Lessees

On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees (20 lessees represented 78% of lease revenues during 2011), we believe that it is necessary to evaluate the collectability of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. Therefore, in recognizing our provision for uncollected rents and other tenant receivables, we evaluate actual past due amounts and make subjective judgments as to the collectability of those amounts based on factors including, but not limited to, our knowledge of a lessee’s circumstances, the age of the receivables, the tenant’s credit profile and prior experience with the tenant. Even if a lessee has been making payments, we may reserve for the entire receivable amount from the lessee if we believe there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.

Determination of Certain Asset-Based Management and Performance Revenue

We earn asset-based management revenue, and in certain cases, performance revenue, for providing property management, leasing, advisory and other services to the REITs. Pursuant to the terms of the respective advisory agreements, this revenue is based on a percentage of the appraised value of the invested assets of the REIT as determined by us, relying in part upon a third-party valuation firm. The valuation uses estimates, including but not limited to market rents, residual values and increases in the CPI and discount rates. Differences in the assumptions applied would affect the amount of revenue that we recognize. The effect of any changes in the annual valuations will affect both revenue and compensation expense and therefore the determination of net income.

W. P. Carey 2011 10-K — 50

Income Taxes

Real Estate Ownership Operations

We have elected to be treated as a partnership for U.S. federal income tax purposes. As partnerships, we and our partnership subsidiaries were generally not directly subject to tax and the taxable income or loss of these operations was included in the income tax returns of the members; accordingly, no provision for income tax expense or benefit related to these partnerships was reflected in the consolidated financial statements. Our real estate operations have been conducted through a subsidiary that is a real estate investment trust. In order to maintain its qualification as a real estate investment trust, the subsidiary is required to, among other things, distribute at least 90% of its net taxable income to its shareholders (excluding net capital gains) and meet certain tests regarding the nature of its income and assets. As a real estate investment trust, the subsidiary is not subject to U.S. federal income tax with respect to the portion of its income that meets certain criteria and is distributed annually to its shareholders. Accordingly, no provision has been made for U.S. federal income taxes related to the real estate investment trust subsidiary in the consolidated financial statements. We believe we have operated, and we intend to continue to operate, in a manner that allows the subsidiary to continue to meet the requirements for taxation as a real estate investment trust. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, the subsidiary would be subject to U.S. federal income tax. These operations are subject to certain state, local and foreign taxes and a provision for such taxes is included in the consolidated financial statements.

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

Future Accounting Requirements

The following Accounting Standards Updates (“ASUs”) promulgated by the FASB are applicable to us in future reports, as indicated:

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

ASU 2011-05 and ASU 2011-12, Presentation of Comprehensive Income — In June and December 2011, the FASB issued updates to ASC 220, Comprehensive Income. The amendments in the initial update change the reporting options applicable to the presentation of other comprehensive income and its components in the financial statements. The initial update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Additionally, the initial update requires the consecutive presentation of the statement of net income and other comprehensive income. Finally, the initial update required an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income; however, the update issued in December 2011 tabled this requirement for further deliberation. These amendments impact the form of our disclosures only, are applicable to us retrospectively and are effective for our interim and annual periods beginning in 2012.

W. P. Carey 2011 10-K — 51

ASU 2011-08, Testing Goodwill for Impairment — In September 2011, the FASB issued an update to ASC 350, Intangibles – Goodwill and Other. The objective of this ASU is to simplify how entities test goodwill for impairment. The amendments in the ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance under topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. We are currently assessing the potential impact that the adoption of the new guidance will have on our financial position and results of operations.

ASU 2011-10, Derecognition of in Substance Real Estate—a Scope Clarification — In December 2011, the FASB issued an update to clarify that when a parent (reporting entity) ceases to have a controlling financial interest (as described in ASC subtopic 810-10, Consolidation) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in subtopic 360-20, Property, Plant and Equipment, to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. Under this new guidance, even if the reporting entity ceases to have a controlling financial interest under subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. This amendment is applicable to us prospectively for deconsolidation events occurring after June 15, 2012 and will impact the timing in which we recognize the impact of such transactions, which may be material, within our results of operations.

ASU 2011-11, Disclosures about Offsetting Assets and Liabilities — In December 2011, the FASB issued an update to ASC 210, Balance Sheet, which enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of U.S. GAAP and financial statements prepared on the basis of International Financial Reporting Standards (“IFRS”). This standard will be effective for our fiscal quarter beginning January 1, 2014 with retrospective application required. We do not expect the adoption will have a material impact on our statement of financial position.

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

Funds from Operations — as Adjusted

Funds from Operations (“FFO”) is a non-GAAP measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income or loss (as computed in accordance with GAAP) excluding: depreciation and amortization expense from real estate assets, impairment charges on real estate, gains or losses from sales of depreciated real estate assets and extraordinary items; however, FFO related to assets held for sale, sold or otherwise transferred and included in the results of discontinued operations are included. These adjustments also incorporate the pro rata share of unconsolidated subsidiaries. FFO is used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers. Although NAREIT has published this definition of FFO, companies often modify this definition as they seek to provide financial measures that meaningfully reflect their distinctive operations.

We modify the NAREIT computation of FFO to include other adjustments to GAAP net income to adjust for certain non-cash charges such as amortization of intangibles, deferred income tax benefits and expenses, straight-line rents, stock compensation, gains or losses from extinguishment of debt and deconsolidation of subsidiaries and unrealized foreign currency exchange gains and losses. We refer to our modified definition of FFO as AFFO. We exclude these items from GAAP net income as they are not the primary drivers in our decision making process. Our assessment of our operations is focused on long-term sustainability and not on such non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows, and we therefore use AFFO as one measure of our operating performance when we formulate corporate goals, evaluate the effectiveness of our strategies, and determine executive compensation.

W. P. Carey 2011 10-K — 52

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

W. P. Carey 2011 10-K — 53

FFO and AFFO for all periods presented are as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Investment Management
Net Income from investment management attributable to W. P. Carey members	$73,998	$41,573	$31,059

FFO—as defined by NAREIT (a)	73,998	41,573	31,059

Adjustments:
Amortization and other non-cash charges	33,306	8,666	6,482
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at AFFO:
AFFO adjustments to equity earnings from equity investments	(5,661)	—	—

Total adjustments	27,645	8,666	6,482

AFFO—Investment Management	$101,643	$50,239	$37,541

Real Estate Ownership
Net Income from real estate ownership attributable to W. P. Carey members	$65,081	$32,399	$37,964
Adjustments:
Depreciation and amortization of real property	25,324	19,022	18,948
Impairment charges	10,473	15,381	10,424
Loss (gain) on sale of real estate, net	3,391	(460)	(7,701)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	5,257	6,477	10,598
Impairment charges	1,090	1,394	—
Loss (gain) on sale of real estate, net	34	(38)	—
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(1,984)	(727)	(586)

Total adjustments	43,585	41,049	31,683

FFO—as defined by NAREIT (a)	108,666	73,448	69,647

Adjustments:
Gain on change in control of interests (b)	(27,859)	—	—
Gain on deconsolidation of a subsidiary	(1,008)	—	—
Other gains, net	(983)	(755)	(2,796)
Other depreciation, amortization and non-cash charges	(1,780)	(934)	(4,122)
Straight-line and other rent adjustments	(4,255)	295	1,273
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at AFFO:
Other depreciation, amortization and non-cash charges	—	25	24
Straight-line and other rent adjustments	(1,641)	(2,260)	(1,371)
AFFO adjustments to equity earnings from equity investments	15,798	10,696	22,675
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	272	116	5

Total adjustments	(21,456)	7,183	15,688

AFFO—Real Estate Ownership	$87,210	$80,631	$85,335

Total Company
FFO—as defined by NAREIT	$182,664	$115,021	$100,706

AFFO	$188,853	$130,870	$122,876

Distributions declared for the applicable year (c)	$88,356	$81,299	$90,475

(a)	The SEC Staff has recently advised that they take no position on the inclusion or exclusion of impairment write-downs in arriving at FFO. Since 2003, NAREIT has taken the position that the exclusion of impairment charges is consistent with its definition of FFO. Accordingly, we have revised our computation of FFO to exclude impairment charges, if any, in arriving at FFO for all periods presented.

W. P. Carey 2011 10-K — 54

(b)

Represents gains recognized on our purchase of the remaining interests in two ventures from CPA®:14 in May 2011, which we had previously accounted for under the equity method. In connection with purchasing these interests, we recognized a net gain of $27.9 million during the year ended December 31, 2011 to adjust the carrying value of our existing interest in these ventures to their estimated fair values.

(c)	Distribution data is presented for comparability; however, management utilizes our “Adjusted Cash Flow from Operating Activities” and other measures to analyze our dividend coverage.

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

Adjusted cash flow from operating activities for all periods presented is as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Cash flow provided by operating activities	$80,116	$86,417	$74,544
Adjustments:
Distributions received from equity investments in real estate in excess of equity income (a)	17,033	9,253	18,503
Distributions paid to noncontrolling interests, net (b)	(946)	(614)	(568)
Changes in working capital (c)	12,718	(6,422)	1,401
CPA®:14/16 Merger - revenue net of costs/taxes (d)	(10,333)	—	—

Adjusted cash flow from operating activities	$98,588	$88,634	$93,880

Distributions declared	$88,356	$81,299	$90,475

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
(d)

Amounts represent subordinated disposition revenue, net of costs and a 45% tax provision, earned in connection with the CPA®:14/16 Merger. This revenue is generally earned in connection with events that provide liquidity alternatives to the CPA® REIT shareholders. In determining cash flow generated from our core operations, we believe it was more appropriate to normalize cash flow for the impact of the net revenue that we earned in connection with the CPA®:14/16 Merger.

While we believe that FFO, AFFO and Adjusted cash flow from operating activities are important supplemental measures, they should not be considered as alternatives to net income as an indication of a company’s operating performance or to cash flow from operating activities as a measure of liquidity. These non-GAAP measures should be used in conjunction with net income and cash flow from operating activities as defined by GAAP. FFO, AFFO and Adjusted cash flow from operating activities, or similarly titled measures disclosed by other real estate investment trusts, may not be comparable to our FFO, AFFO and Adjusted cash flow from operating activities measures.

W. P. Carey 2011 10-K — 55

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks to which we are exposed are interest rate risk and foreign currency exchange risk. We are exposed to further market risk due to concentrations of tenants in particular industries and/or geographic region. Adverse market factors can affect the ability of tenants in a particular industry/region to meet their respective lease obligations. In order to manage this risk, we view our collective tenant roster as a portfolio, and in our investment decisions we attempt to diversify the portfolio so that we are not overexposed to a particular industry or geographic region.

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements that effectively convert the variable-rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At December 31, 2011, we estimate that the fair value of our interest rate swaps, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $4.2 million (Note 9).

At December 31, 2011, a significant portion (approximately 59%) of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at December 31, 2011 ranged from 3.1% to 7.8%. The annual interest rates on our variable-rate debt at December 31, 2011 ranged from 2.8% to 7.3%. Our debt obligations are more fully described under Financial Condition in Item 7 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2011 (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total	Fair value
Fixed-rate debt	$35,489	$7,021	$7,074	$43,129	$56,173	$110,000	$258,886	$261,783
Variable-rate debt	$2,029	$2,110	$239,007	$6,031	$1,994	$79,312	$330,483	$333,325

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or caps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at December 31, 2011 by an aggregate increase of $15.0 million or an aggregate decrease of $14.0 million, respectively. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed-rates at December 31, 2011 would increase or decrease by $2.4 million for each respective 1% change in annual interest rates. As more fully described under Financial Condition — Summary of Financing in Item 7 above, a portion of the debt classified as variable-rate debt in the tables above bore interest at fixed rates at December 31, 2011 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. Such debt is generally not subject to short-term fluctuations in interest rates.

W. P. Carey 2011 10-K — 56

Foreign Currency Exchange Rate Risk

We own investments in the European Union and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the Euro, which may affect future costs and cash flows. Investments denominated in the Euro accounted for approximately 10% of our annualized contractual minimum base rent at December 31, 2011. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. For the year ended December 31, 2011, we recognized net realized foreign currency transaction gains of $0.4 million and unrealized foreign currency transaction losses of $0.1 million. These gains and losses are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the Euro on accrued interest receivable on notes receivable from consolidated subsidiaries.

Through the date of this Report, we had not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases and scheduled payments for mortgage notes payable (principal and interest) for our foreign real estate operations during each of the next five years and thereafter are as follows (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Future minimum rents (a)	$7,113	$4,264	$3,669	$3,635	$3,551	$41,774	$64,006
Mortgage notes payable (a) (b)	$3,182	$3,201	$3,242	$6,110	$9,632	$8,213	$33,580

(a)	Based on the exchange rate of the Euro at December 31, 2011.
(b)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at December 31, 2011.

As a result of scheduled balloon payments on foreign mortgage loans, projected debt service obligations exceed projected lease revenues in 2015 and 2016. A balloon payment of $3.0 million is due in 2015 on one mortgage loan and balloon payments totaling $7.5 million are due in 2016 on two mortgage loans. We currently anticipate that, by their respective due dates, we will have refinanced these loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. If that has not occurred, we would expect to use our cash resources to make these payments, if necessary.

W. P. Carey 2011 10-K — 57

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

W. P. Carey 2011 10-K — 58

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of W. P. Carey & Co. LLC:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of W. P. Carey & Co. LLC and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 29, 2012

W. P. Carey 2011 10-K — 59

W. P. CAREY & CO. LLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2011	2010
Assets
Investments in real estate:
Real estate, at cost (inclusive of amounts attributable to consolidated VIEs of $41,032 and $39,718, respectively)	$646,482	$560,592
Operating real estate, at cost (inclusive of amounts attributable to consolidated VIEs of $26,318 and $25,665, respectively)	109,875	109,851
Accumulated depreciation (inclusive of amounts attributable to consolidated VIEs of $22,350 and $20,431, respectively)	(135,175)	(122,312)

Net investments in properties	621,182	548,131
Net investments in direct financing leases	58,000	76,550
Equity investments in real estate and the REITs	538,749	322,294

Net investments in real estate	1,217,931	946,975
Cash and cash equivalents (inclusive of amounts attributable to consolidated VIEs of $230 and $86, respectively)	29,297	64,693
Due from affiliates	38,369	38,793
Intangible assets and goodwill, net	125,957	87,768
Other assets, net (inclusive of amounts attributable to consolidated VIEs of $2,773 and $1,845, respectively)	51,069	34,097

Total assets	$1,462,623	$1,172,326

Liabilities and Equity
Liabilities:
Non-recourse and limited-recourse debt (inclusive of amounts attributable to consolidated VIEs of $14,261 and $9,593, respectively)	$356,209	$255,232
Line of credit	233,160	141,750
Accounts payable, accrued expenses and other liabilities (inclusive of amounts attributable to consolidated VIEs of $1,651 and $2,275, respectively)	82,055	40,808
Income taxes, net	44,783	41,443
Distributions payable	22,314	20,073

Total liabilities	738,521	499,306

Redeemable noncontrolling interest	7,700	7,546

Commitments and contingencies (Note 12)

Equity:
W. P. Carey members’ equity:
Listed shares, no par value, 100,000,000 shares authorized; 39,729,018 and 39,454,847 shares issued and outstanding, respectively	779,071	763,734
Distributions in excess of accumulated earnings	(95,046)	(145,769)
Deferred compensation obligation	7,063	10,511
Accumulated other comprehensive loss	(8,507)	(3,463)

Total W. P. Carey members’ equity	682,581	625,013
Noncontrolling interests	33,821	40,461

Total equity	716,402	665,474

Total liabilities and equity	$1,462,623	$1,172,326

See Notes to Consolidated Financial Statements.

W. P. Carey 2011 10-K — 60

W. P. CAREY & CO. LLC

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2011	2010	2009
Revenues
Asset management revenue	$66,808	$76,246	$76,621
Structuring revenue	46,831	44,525	23,273
Incentive, termination and subordinated disposition revenue	52,515	—	—
Wholesaling revenue	11,664	11,096	7,691
Reimbursed costs from affiliates	64,829	60,023	47,534
Lease revenues	70,206	59,881	58,564
Other real estate income	23,556	18,083	14,698

	336,409	269,854	228,381

Operating Expenses
General and administrative	(93,707)	(73,429)	(63,818)
Reimbursable costs	(64,829)	(60,023)	(47,534)
Depreciation and amortization	(28,518)	(22,604)	(20,879)
Property expenses	(13,241)	(10,416)	(6,699)
Other real estate expenses	(10,784)	(8,121)	(7,308)
Impairment charges	(10,432)	(1,140)	(3,516)

	(221,511)	(175,733)	(149,754)

Other Income and Expenses
Other interest income	2,001	1,268	1,713
Income from equity investments in real estate and the REITs	51,228	30,992	13,425
Gain on change in control of interests	27,859	—	—
Other income and (expenses)	4,550	1,407	7,357
Interest expense	(21,920)	(15,725)	(14,462)

	63,718	17,942	8,033

Income from continuing operations before income taxes	178,616	112,063	86,660
Provision for income taxes	(37,228)	(25,822)	(22,793)

Income from continuing operations	141,388	86,241	63,867

Discontinued Operations
Income from operations of discontinued properties	174	2,491	5,908
Gain on deconsolidation of a subsidiary	1,008	—	—
(Loss) gain on sale of real estate	(3,391)	460	7,701
Impairment charges	(41)	(14,241)	(6,908)

(Loss) income from discontinued operations	(2,250)	(11,290)	6,701

Net Income	139,138	74,951	70,568
Add: Net loss attributable to noncontrolling interests	1,864	314	713
Less: Net income attributable to redeemable noncontrolling interest	(1,923)	(1,293)	(2,258)

Net Income Attributable to W. P. Carey Members	$139,079	$73,972	$69,023

Basic Earnings Per Share
Income from continuing operations attributable to W. P. Carey members	$3.50	$2.14	$1.57
(Loss) income from discontinued operations attributable to W. P. Carey members	(0.06)	(0.28)	0.17

Net income attributable to W. P. Carey members	$3.44	$1.86	$1.74

Diluted Earnings Per Share
Income from continuing operations attributable to W. P. Carey members	$3.47	$2.14	$1.57
(Loss) income from discontinued operations attributable to W. P. Carey members	(0.05)	(0.28)	0.17

Net income attributable to W. P. Carey members	$3.42	$1.86	$1.74

Weighted Average Shares Outstanding
Basic	39,819,475	39,514,746	39,019,709

Diluted	40,098,095	40,007,894	39,712,735

Amounts Attributable to W. P. Carey Members
Income from continuing operations, net of tax	$141,329	$85,262	$62,322
(Loss) income from discontinued operations, net of tax	(2,250)	(11,290)	6,701

Net income	$139,079	$73,972	$69,023

See Notes to Consolidated Financial Statements.

W. P. Carey 2011 10-K — 61

W. P. CAREY & CO. LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Net Income	$139,138	$74,951	$70,568
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(1,796)	(1,227)	619
Unrealized loss on derivative instruments	(3,588)	(757)	(482)
Change in unrealized appreciation on marketable securities	(11)	6	53

	(5,395)	(1,978)	190

Comprehensive Income	133,743	72,973	70,758

Amounts Attributable to Noncontrolling Interests:
Net loss	1,864	314	713
Foreign currency translation adjustments	346	(816)	(31)

Comprehensive loss (income) attributable to noncontrolling interests	2,210	(502)	682

Amounts Attributable to Redeemable Noncontrolling Interest:
Net income	(1,923)	(1,293)	(2,258)
Foreign currency translation adjustments	5	12	(12)

Comprehensive income attributable to redeemable noncontrolling interest	(1,918)	(1,281)	(2,270)

Comprehensive Income Attributable to W. P. Carey Members	$134,035	$71,190	$69,170

See Notes to Consolidated Financial Statements.

W. P. Carey 2011 10-K — 62

W. P. CAREY & CO. LLC

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2011, 2010, and 2009

(in thousands, except share and per share amounts)

		W. P. Carey Members
	Shares	Listed Shares	Distributions in Excess of Accumulated Earnings	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Total W. P. Carey Members	Noncontrolling Interests	Total
Balance at January 1, 2009	39,589,594	$757,921	$(116,990)	$—	$(828)	$640,103	$6,232	$646,335
Cash proceeds on issuance of shares, net	84,283	1,507				1,507		1,507
Grants issued in connection with services rendered				787		787		787
Shares issued under share incentive plans	222,600			9,462		9,462		9,462
Contributions		102				102	2,845	2,947
Forfeitures of shares	(2,528)	(77)				(77)		(77)
Distributions declared ($2.00 per share)(a)			(90,475)			(90,475)		(90,475)
Distributions to noncontrolling interests						—	(1,661)	(1,661)
Windfall tax benefits—share incentive plans		143				143		143
Stock-based compensation expense		8,626				8,626		8,626
Repurchase and retirement of shares	(689,344)	(11,759)				(11,759)		(11,759)
Redemption value adjustment		(6,773)				(6,773)		(6,773)
Tax impact of purchase of W. P. Carey International LLC interest		4,817				4,817		4,817
Net income			69,023			69,023	(713)	68,310
Change in other comprehensive loss					147	147	72	219

Balance at December 31, 2009	39,204,605	754,507	(138,442)	10,249	(681)	625,633	6,775	632,408

Cash proceeds on issuance of shares, net	196,802	3,724				3,724		3,724
Grants issued in connection with services rendered				450		450		450
Shares issued under share incentive plans	368,012					—		—
Contributions						—	14,261	14,261
Forfeitures of shares	(47,214)	(1,517)				(1,517)		(1,517)
Distributions declared ($2.03 per share)			(81,299)			(81,299)		(81,299)
Distributions to noncontrolling interests						—	(3,305)	(3,305)
Windfall tax benefits—share incentive plans		2,354				2,354		2,354
Stock-based compensation expense		8,149		(188)		7,961		7,961
Repurchase and retirement of shares	(267,358)	(2,317)				(2,317)		(2,317)
Redemption value adjustment		471				471		471
Tax impact of purchase of W. P. Carey International LLC interest		(1,637)				(1,637)		(1,637)
Reclassification of the Investor’s interest in Carey Storage (Note 4)						—	22,402	22,402
Net income			73,972			73,972	(314)	73,658
Change in other comprehensive loss					(2,782)	(2,782)	642	(2,140)

Balance at December 31, 2010	39,454,847	763,734	(145,769)	10,511	(3,463)	625,013	40,461	665,474

Cash proceeds on issuance of shares, net	45,674	1,488				1,488		1,488
Grants issued in connection with services rendered	5,285			700		700		700
Shares issued under share incentive plans	576,148					—		—
Contributions						—	3,223	3,223
Forfeitures of shares	(3,562)	(274)				(274)		(274)
Distributions declared ($2.19 per share)			(88,356)	301		(88,055)		(88,055)
Distributions to noncontrolling interests						—	(6,000)	(6,000)
Windfall tax benefits—share incentive plans		2,569				2,569		2,569
Stock-based compensation expense		21,739		(4,449)		17,290		17,290
Repurchase and retirement of shares	(349,374)	(4,761)				(4,761)		(4,761)
Redemption value adjustment		455				455		455
Purchase of noncontrolling interest (Note 4)		(5,879)				(5,879)	(1,612)	(7,491)
Net income			139,079			139,079	(1,864)	137,215
Change in other comprehensive loss					(5,044)	(5,044)	(387)	(5,431)

Balance at December 31, 2011	39,729,018	$779,071	(95,046)	$7,063	$(8,507)	$682,581	$33,821	$716,402

(a)	Distributions declared per share excludes special distribution of $0.30 per share declared in December 2009.

See Notes to Consolidated Financial Statements.

W. P. Carey 2011 10-K — 63

W. P. CAREY & CO. LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash Flows — Operating Activities
Net income	$139,138	$74,951	$70,568
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	29,616	24,443	24,476
Loss (income) from equity investments in real estate and the REITs in excess of distributions received	310	(4,920)	(2,258)
Straight-line rent and financing lease adjustments	(3,698)	286	2,223
Amortization of deferred revenue	(6,291)	—	—
Gain on deconsolidation of a subsidiary	(1,008)	—	—
Loss (gain) on sale of real estate	3,391	(460)	(7,701)
Gain on extinguishment of debt	—	—	(6,991)
Unrealized loss (gain) on foreign currency transactions and others	138	300	(174)
Realized gain on foreign currency transactions and others	(965)	(731)	(257)
Allocation of (loss) earnings to profit-sharing interest	—	(781)	3,900
Management and disposition income received in shares of affiliates	(73,936)	(35,235)	(31,721)
Gain on conversion of shares	(3,806)	—	—
Gain on change in control of interests	(27,859)	—	—
Impairment charges	10,473	15,381	10,424
Stock-based compensation expense	17,716	7,082	9,336
Deferred acquisition revenue received	21,546	21,204	25,068
Increase in structuring revenue receivable	(19,537)	(20,237)	(11,672)
Increase (decrease) in income taxes, net	244	(1,288)	(9,276)
Net changes in other operating assets and liabilities	(5,356)	6,422	(1,401)

Net cash provided by operating activities	80,116	86,417	74,544

Cash Flows — Investing Activities
Distributions received from equity investments in real estate and the REITs in excess of equity income	20,807	18,758	39,102
Capital contributions to equity investments	(2,297)	—	(2,872)
Purchase of interests in CPA®:16 – Global	(121,315)	—	—
Purchases of real estate and equity investments in real estate	(24,315)	(96,884)	(39,632)
VAT paid in connection with acquisition of real estate	—	(4,222)	—
VAT refunded in connection with acquisitions of real estate	5,035	—	—
Capital expenditures	(13,239)	(5,135)	(7,775)
Cash acquired on acquisition of subsidiaries	57	—	—
Proceeds from sale of real estate	12,516	14,591	43,487
Proceeds from sale of securities	818	—	—
Proceeds from transfer of profit-sharing interest	—	—	21,928
Funding of short-term loans to affiliates	(96,000)	—	—
Proceeds from repayment of short-term loans to affiliates	96,000	—	—
Funds released from escrow	2,584	36,620	—
Funds placed in escrow	(6,735)	(1,571)	(36,132)

Net cash (used in) provided by investing activities	(126,084)	(37,843)	18,106

Cash Flows — Financing Activities
Distributions paid	(85,814)	(92,591)	(78,618)
Contributions from noncontrolling interests	3,223	14,261	2,947
Distributions to noncontrolling interests	(7,258)	(4,360)	(5,505)
Contributions from profit-sharing interest	—	3,694	—
Distributions to profit-sharing interest	—	(693)	(5,645)
Purchase of noncontrolling interest	(7,502)	—	(15,380)
Scheduled payments of mortgage principal	(25,327)	(14,324)	(9,534)
Prepayments of mortgage principal	—	—	(13,974)
Proceeds from mortgage financing	45,491	56,841	42,495
Proceeds from lines of credit	251,410	83,250	150,500
Repayments of lines of credit	(160,000)	(52,500)	(148,518)
Proceeds from loans from affiliates	—	—	1,625
Repayments of loans from affiliates	—	—	(1,770)
Payment of financing costs	(7,778)	(1,204)	(862)
Proceeds from issuance of shares	1,488	3,724	1,507
Windfall tax benefit associated with stock-based compensation awards	2,569	2,354	143
Repurchase and retirement of shares	—	—	(10,686)

Net cash provided by (used in) financing activities	10,502	(1,548)	(91,275)

Change in Cash and Cash Equivalents During the Year
Effect of exchange rate changes on cash	70	(783)	276

Net (decrease) increase in cash and cash equivalents	(35,396)	46,243	1,651
Cash and cash equivalents, beginning of year	64,693	18,450	16,799

Cash and cash equivalents, end of year	$29,297	$64,693	$18,450

(Continued)

W. P. Carey 2011 10-K — 64

W. P. CAREY & CO. LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Supplemental noncash activities:

On May 2, 2011, in connection with entering into an amended and restated advisory agreement with CPA®:16 – Global as a result of the UPREIT Reorganization, we received a special membership interest in CPA®:16 – Global’s operating partnership and recorded as consideration a $28.3 million adjustment to Equity investments in real estate and the REITs to reflect the fair value of our Special Member Interest in that operating partnership (Note 3).

Also on May 2, 2011, we exchanged 11,113,050 shares of CPA®:14 for 13,260,091 shares of CPA®:16 – Global in connection with the CPA®:14/16 Merger, resulting in a gain of approximately $2.8 million (Note 3).

In connection with the acquisition of properties from CPA®:14 in May 2011, we assumed two non-recourse mortgages on the related properties with an aggregate fair value of $87.6 million at the date of acquisition (Note 4).

In September 2011, we deconsolidated a wholly-owned subsidiary because we no longer had control over the activities that most significantly impact its economic performance following possession of the subsidiary’s property by a receiver (Note 16). The following table presents the assets and liabilities of the subsidiary on the date of deconsolidation (in thousands):

Assets
Net investments in properties	$5,340
Intangible assets and goodwill, net	(15)
Other assets, net	—

Total	$5,325

Liabilities:
Non-recourse debt	$(6,311)
Accounts payable, accrued expenses and other liabilities	(22)

Total	$(6,333)

Supplemental cash flows information (in thousands):

	Years Ended December 31,
	2011	2010	2009
Interest paid	$21,168	$15,351	$14,845

Income taxes paid	$33,641	$24,307	$35,039

See Notes to Consolidated Financial Statements.

W. P. Carey 2011 10-K — 65

W. P. CAREY & CO. LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business

W. P. Carey provides long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and manages a global investment portfolio. We invest primarily in commercial properties domestically and internationally that are generally triple-net leased to single corporate tenants, which requires each tenant to pay substantially all of the costs associated with operating and maintaining the property. We also earn revenue as the advisor to publicly-owned, non-listed CPA® REITs and invest in similar properties. At December 31, 2011, we were the advisor to the following CPA® REITs: CPA®:15, CPA®:16 – Global and CPA®:17 – Global, and we were the advisor to CPA®:14 until the CPA®:14/16 Merger (Note 3). We are also the advisor to CWI, which invests in lodging and lodging-related properties. At December 31, 2011, we owned and/or managed more than 980 properties domestically and internationally. Our owned portfolio was comprised of our full or partial ownership interest in 157 properties, substantially all of which were net leased to 73 tenants, and totaled approximately 13 million square feet (on a pro rata basis) with an occupancy rate of approximately 93%. In addition, through our Carey Storage and Livho subsidiaries, we had interests in 21 self-storage properties and a hotel property, respectively, for an aggregate of approximately 0.8 million square feet (on a pro rata basis) at December 31, 2011.

Primary Business Segments

Investment Management — We structure and negotiate investments and debt placement transactions for the REITs, for which we earn structuring revenue, and manage their portfolios of real estate investments, for which we earn asset-based management and performance revenue. We earn asset-based management and performance revenue from the REITs based on the value of their assets related to real estate, lodging, and self-storage under management. As funds available to the REITs are invested, the asset base from which we earn revenue increases. In addition, we also receive a percentage of distributions of available cash from the operating partnerships of CPA®:17 – Global and CWI, as well as from the operating partnership of CPA®:16 – Global after the CPA®:14/16 Merger. We may also earn incentive and disposition revenue and receive other compensation in connection with providing liquidity alternatives to the REIT shareholders.

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

We have investments in tenancy-in-common interests in various domestic and international properties. Consolidation of these investments is not required as they do not qualify as VIEs and do not meet the control requirement required for consolidation. Accordingly, we account for these investments using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment creates an opportunity for us to have significant influence on the operating and financial decisions of these investments and thereby creates some responsibility by us for a return on our investment. Additionally, we own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in partnerships and limited liability companies that we do not control but over which we exercise significant influence. We account for these investments under the equity method of accounting. At times the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the ventures’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such ventures nor do we have any legal obligation to fund operating deficits.

We formed CWI in March 2008 for the purpose of acquiring interests in lodging and lodging-related properties. In April 2010, CWI filed a registration statement with the SEC to sell up to $1.0 billion of its common stock in an initial public offering plus up to an additional $237.5 million of its common stock under a dividend reinvestment plan. This registration statement was declared effective

W. P. Carey 2011 10-K — 66

by the SEC in September 2010. Through December 31, 2010, the financial statements of CWI, which had no significant assets, liabilities or operations, were included in our consolidated financial statements, as we owned all of CWI’s outstanding common stock. Beginning in 2011, we have accounted for our interest in CWI under the equity method of accounting because, as the advisor, we do not exert control over, but we have the ability to exercise significant influence on, CWI.

Out-of-Period Adjustment

During the fourth quarter of 2011, we identified an error in the consolidated financial statements related to prior years. The error relates to the misapplication of accounting guidance related to the modifications of certain leases. We concluded this adjustment, with a net impact of $0.2 million on our statement of operations for the fourth quarter of 2011, was not material to our results for the prior year periods or to the period of adjustment. Accordingly, this cumulative change was recorded in the consolidated financial statements in the fourth quarter of 2011 as an out-of-period adjustment as follows: a reduction to Net investment in direct financing leases of $17.6 million and an increase in net Operating real estate of $17.9 million on the consolidated balance sheet; and an increase in Lease revenues of $0.9 million, a reduction of Impairment charges of $1.6 million, and an increase in Depreciation expense of $2.2 million on the consolidated statement of operations.

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

Purchase Price Allocation

In accordance with the guidance for business combinations, we determine whether a transaction or other event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. If the assets acquired are not a business, we account for the transaction or other event as an asset acquisition. Under both methods, we recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity, as well as recognizing and measuring goodwill or a gain from a bargain purchase. However, we immediately expense acquisition-related costs and fees associated with business combinations.

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

W. P. Carey 2011 10-K — 67

If a lease is terminated, we charge the unamortized portion of above-market and below-market lease values to lease revenue, and in-place lease and tenant relationship values to amortization expenses.

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

Real Estate Leased to Others

We lease real estate to others primarily on a triple-net leased basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. We charge expenditures for maintenance and repairs, including routine betterments, to operations as incurred. We capitalize significant renovations that increase the useful life of the properties. For the years ended December 31, 2011, 2010 and 2009, although we are legally obligated for payment pursuant to our lease agreements with our tenants, lessees were responsible for the direct payment to the taxing authorities of real estate taxes of approximately $6.4 million, $7.7 million and $8.8 million, respectively.

We diversify our real estate investments among various corporate tenants engaged in different industries, by property type and by geographic area (Note 9). Substantially all of our leases provide for either scheduled rent increases, periodic rent adjustments based on formulas indexed to changes in the CPI or similar indices or percentage rents. CPI-based adjustments are contingent on future events and are therefore not included in straight-line rent calculations. We recognize rents from percentage rents as reported by the lessees, which is after the level of sales requiring a rental payment to us is reached. Percentage rents were insignificant for the periods presented.

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

On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees (20 lessees represented 78% of lease revenues during 2011), we believe that it is necessary to evaluate the collectability of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. Therefore, in recognizing our provision for uncollected rents and other tenant receivables,

W. P. Carey 2011 10-K — 68

we evaluate actual past due amounts and make subjective judgments as to the collectability of those amounts based on factors including, but not limited to, our knowledge of a lessee’s circumstances, the age of the receivables, the tenant’s credit profile and prior experience with the tenant. Even if a lessee has been making payments, we may reserve for the entire receivable amount if we believe there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.

Revenue Recognition

We earn structuring revenue and asset management revenue in connection with providing services to the REITs. We earn structuring revenue for services we provide in connection with the analysis, negotiation and structuring of transactions, including acquisitions and dispositions and the placement of mortgage financing obtained by the REITs. Asset management revenue consists of property management, leasing and advisory revenue. Receipt of the incentive revenue portion of the asset management revenue or performance revenue, however, is subordinated to the achievement of specified cumulative return requirements by the shareholders of the REITs. At our option, the performance revenue may be collected in cash or shares of the REIT (Note 3). In addition, we earn subordinated incentive and disposition revenue related to the disposition of properties. We may also earn termination revenue in connection with the termination of the advisory agreements for the REITs.

We recognize all revenue as earned. We earn structuring revenue upon the consummation of a transaction and asset management revenue when services are performed. We recognize revenue subject to subordination only when the performance criteria of the REIT is achieved and contractual limitations are not exceeded.

We earn subordinated disposition and incentive revenue after shareholders have received their initial investment plus a specified preferred return. We earn termination revenue when a liquidity event is consummated.

We are also reimbursed for certain costs incurred in providing services, including broker-dealer commissions paid on behalf of the REITs, marketing costs and the cost of personnel provided for the administration of the REITs. We record reimbursement income as the expenses are incurred, subject to limitations on a REIT’s ability to incur offering costs.

We earned wholesaling revenue of $0.15 per share sold in connection with CPA® 17 – Global’s initial public offering through its termination on April 7, 2011. In addition, as discussed in Note 3 to the consolidated financial statements, we earn a dealer manager fee of up to $0.35 per share sold in connection with CPA® 17 – Global’s follow-on offering commencing April 7, 2011 and $0.30 per share sold in connection with CWI’s initial offering. We re-allow all or a portion of the dealer manager fees to selected dealers in the offerings. Dealer manager fees that are not re-allowed are classified as wholesaling revenue. Wholesaling revenue earned is generally offset by underwriting costs incurred in connection with the offerings, which are included in General and administrative expenses.

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

W. P. Carey 2011 10-K — 69

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

When we enter into a contract to sell the real estate assets that are recorded as direct financing leases, we evaluate whether we believe it is probable that the disposition will occur. If we determine that the disposition is probable and therefore the asset’s holding period is reduced, we record an allowance for credit losses to reflect the change in the estimate of the undiscounted future rents. Accordingly, the net investment balance is written down to fair value.

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

If circumstances arise that we previously considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, we reclassify the property as held and used. We measure and record a property that is reclassified as held and used at the lower of (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, or (ii) the estimated fair value at the date of the subsequent decision not to sell.

Equity Investments in Real Estate and the REITs

We evaluate our equity investments in real estate and in the REITs on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and whether or not that impairment is other-than-temporary. To the extent impairment has occurred, we measure the charge as the excess of the carrying value of our investment over its estimated fair value. For equity investments in real estate, we calculate estimated fair value by multiplying the estimated fair value of the underlying venture’s net assets by our ownership interest percentage. For our investments in the REITs, we calculate the estimated fair value of our investment using the most recently published NAV of each REIT.

Marketable Securities

We evaluate our marketable securities for impairment if a decline in estimated fair value below cost basis is considered other-than-temporary. In determining whether the decline is other-than-temporary, we consider the underlying cause of the decline in value, the estimated recovery period, the severity and duration of the decline, as well as whether we plan to sell the security or will more likely than not be required to sell the security before recovery of its cost basis. If we determine that the decline is other-than-temporary, we record an impairment charge to reduce our cost basis to the estimated fair value of the security. In accordance with current accounting guidance, the credit component of an other-than-temporary impairment is recognized in earnings while the non-credit component is recognized in Other comprehensive income.

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

W. P. Carey 2011 10-K — 70

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

Assets Held for Sale

We classify assets that are accounted for as operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied and we believe it is probable that the disposition will occur within one year. Assets held for sale are recorded at the lower of carrying value or estimated fair value, which is generally calculated as the expected sale price, less expected selling costs. The results of operations and the related gain or loss on sale of properties that have been sold or that are classified as held for sale are included in discontinued operations (Note 16).

If circumstances arise that we previously considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, we reclassify the property as held and used. We measure and record a property that is reclassified as held and used at the lower of (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used or (ii) the estimated fair value at the date of the subsequent decision not to sell.

We recognize gains and losses on the sale of properties when, among other criteria we no longer have continuing involvement, the parties are bound by the terms of the contract, all consideration has been exchanged and all conditions precedent to closing have been performed. At the time the sale is consummated, a gain or loss is recognized as the difference between the sale price, less any selling costs, and the carrying value of the property.

Stock-Based Compensation

We have granted restricted shares, stock options, RSUs and PSUs to certain employees and independent directors. Grants were awarded in the name of the recipient subject to certain restrictions of transferability and a risk of forfeiture. The forfeiture provisions on the awards generally expire annually, over their respective vesting periods. Stock-based compensation expense for all equity-classified stock-based compensation awards is based on the grant date fair value estimated in accordance with current accounting guidance for share-based payments. We recognize these compensation costs for only those shares expected to vest on a straight-line or graded-vesting basis, as appropriate, over the requisite service period of the award. We include stock-based compensation within the listed shares caption of equity.

Foreign Currency

Translation

We have interests in real estate investments in the European Union for which the functional currency is the Euro. We perform the translation from the Euro to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. We report the gains and losses resulting from such translation as a component of other comprehensive income in equity. At December 31, 2011 and 2010, the cumulative foreign currency translation adjustment losses were $3.3 million and $1.9 million, respectively.

Transaction Gains or Losses

Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is an unrealized foreign currency transaction gain or loss that generally will be included in the determination of net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later), realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency transactions that are (i) designated as, and are effective as, economic hedges of a net

W. P. Carey 2011 10-K — 71

investment and (ii) inter-company foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in our financial statements, are not included in determining net income but are accounted for in the same manner as foreign currency translation adjustments and reported as a component of other comprehensive income in equity.

Foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of subordinated intercompany debt with scheduled principal payments, are included in the determination of net income. We recognized net unrealized gains (losses) of $(0.1) million, $(0.3) million and $0.2 million from such transactions for the years ended December 31, 2011, 2010 and 2009, respectively. For the years ended December 31, 2011, 2010 and 2009, we recognized net realized (losses) gains of $0.4 million, $(0.1) million and less than $0.1 million, respectively, on foreign currency transactions in connection with the transfer of cash from foreign operations of subsidiaries to the parent company.

Derivative Instruments

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. For cash flow hedges, any ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

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

Real Estate Ownership Operations

Our real estate operations are conducted through subsidiaries that are real estate investment trusts. As such, our real estate operations are generally not subject to federal tax, and accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements for these operations. These operations are subject to certain state, local and foreign taxes, as applicable.

We hold our real estate assets under a subsidiary, Carey REIT II, Inc. (“Carey REIT II”). Carey REIT II has elected to be taxed as a real estate investment trust under the Internal Revenue Code. We believe we have operated, and we intend to continue to operate, in a manner that allows Carey REIT II to continue to qualify as a real estate investment trust. Under the real estate investment trust operating structure, Carey REIT II is permitted to deduct distributions paid to our shareholders and generally will not be required to pay U.S. federal income taxes. Accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements related to Carey REIT II.

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

W. P. Carey 2011 10-K — 72

Future Accounting Requirements

The following Accounting Standards Updates (“ASUs”) promulgated by FASB are applicable to us in future reports, as indicated:

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

ASU 2011-05 and ASU 2011-12, Presentation of Comprehensive Income — In June and December 2011, the FASB issued updates to ASC 220, Comprehensive Income. The amendments in the initial update change the reporting options applicable to the presentation of other comprehensive income and its components in the financial statements. The initial update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Additionally, the initial update requires the consecutive presentation of the statement of net income and other comprehensive income. Finally, the initial update required an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income; however, the update issued in December 2011 tabled this requirement for further deliberation. These amendments impact the form of our disclosures only, are applicable to us retrospectively and are effective for our interim and annual periods beginning in 2012.

ASU 2011-08, Testing Goodwill for Impairment — In September 2011, the FASB issued an update to ASC 350, Intangibles – Goodwill and Other. The objective of this ASU is to simplify how entities test goodwill for impairment. The amendments in the ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance under topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. We are currently assessing the potential impact that the adoption of the new guidance will have on our financial position and results of operations.

ASU 2011-10, Derecognition of in Substance Real Estate—a Scope Clarification — In December 2011, the FASB issued an update to clarify that when a parent (reporting entity) ceases to have a controlling financial interest (as described in ASC subtopic 810-10, Consolidation) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in subtopic 360-20, Property, Plant and Equipment, to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. Under this new guidance, even if the reporting entity ceases to have a controlling financial interest under subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. This amendment is applicable to us prospectively for deconsolidation events occurring after June 15, 2012 and will impact the timing in which we recognize the impact of such transactions, which may be material, within our results of operations.

ASU 2011-11, Disclosures about Offsetting Assets and Liabilities — In December 2011, the FASB issued an update to ASC 210, Balance Sheet, which enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of U.S. GAAP and financial statements prepared on the basis of IFRS. This standard will be effective for our fiscal quarter beginning January 1, 2014 with retrospective application required. We do not expect the adoption will have a material impact on our statement of financial position.

W. P. Carey 2011 10-K — 73

Note 3. Agreements and Transactions with Related Parties

Advisory Agreements with the REITs

We have advisory agreements with each of the REITs pursuant to which we earn certain fees or are entitled to receive distributions of cash flow. In connection with CPA®:16 – Global’s internal reorganization on May 2, 2011 following the CPA®:14/16 Merger, we entered into an amended and restated advisory agreement with CPA®:16 – Global (see “CPA®:16 – Global UPREIT Reorganization” below). The CPA® REIT advisory agreements, which were scheduled to expire on September 30, 2011, were extended twice for three-month periods since that date and are currently scheduled to expire on March 31, 2012 unless otherwise extended. The CWI advisory agreement, which was also scheduled to expire on September 30, 2011, was renewed for an additional year pursuant to its terms, effective as of October 1, 2011. The following table presents a summary of revenue earned and/or cash received from the REITs in connection with providing services as the advisor to the REITs (in thousands):

	Years Ended December 31,
	2011	2010	2009
Asset management revenue	$66,808	$76,246	$76,621
Reimbursed costs from affiliates	64,829	60,023	47,534
Incentive, termination and subordinated disposition revenue	52,515	—	—
Structuring revenue	46,831	44,525	23,273
Wholesaling revenue	11,664	11,096	7,691
Distributions of available cash	15,535	4,468	2,160
Deferred revenue earned	5,662	—	—

	$263,844	$196,358	$157,279

Asset Management Revenue

We earn asset management revenue from each REIT, which is based on average invested assets and is calculated according to the advisory agreement for each REIT. For CPA®:16 – Global prior to the CPA®:14/16 Merger and for CPA®:15, this revenue generally totaled 1% per annum, with a portion of this revenue, or 0.5%, contingent upon the achievement of specific performance criteria. For CPA®:16 – Global subsequent to the CPA®:14/16 Merger, we earn asset management revenue of 0.5% of average invested assets. For CPA®:17 – Global, we earn asset management revenue ranging from 0.5% of average market value for long-term net leases and certain other types of real estate investments up to 1.75% of average equity value for certain types of securities. For CWI, we earn asset management revenue of 0.5% of the average market value of lodging-related investments. We do not earn performance revenue from CPA®:17 – Global, CWI and, subsequent to the CPA®:14/16 Merger, from CPA®:16 – Global.

Under the terms of the advisory agreements, we may elect to receive cash or shares of stock for any revenue due from each REIT. In both 2011 and 2010, we elected to receive all asset management revenue in cash, with the exception of the asset management revenue received from CPA®:17 – Global and CPA®:16 – Global subsequent to the CPA®:14/16 Merger, which we elected to receive in shares. For both 2011 and 2010, we also elected to receive performance revenue from CPA®:16 – Global prior to the CPA®:14/16 Merger in shares, while for CPA®:14 prior to CPA®:14/16 Merger and CPA®:15 we elected to receive 80% of all performance revenue in shares, with the remaining 20% payable in cash.

Reimbursed Costs from Affiliates and Wholesaling Revenue

The REITs reimburse us for certain costs, primarily broker-dealer commissions paid on behalf of the REITs and marketing and personnel costs. Under the terms of a sales agency agreement between our wholly-owned broker-dealer subsidiary and CPA®:17 – Global, we earn a selling commission of up to $0.65 per share sold and a dealer manager fee of up to $0.35 per share sold. We re-allow all or a portion of the selling commissions to selected dealers participating in CPA®:17 – Global’s offering and may re-allow up to the full selected dealer revenue to selected dealers. In addition, our wholly-owned broker-dealer subsidiary entered into a dealer manager agreement with CWI, whereby we receive a selling commission of up to $0.70 per share sold and a dealer manager fee of up to $0.30 per share sold, a portion of which may be re-allowed to the selected broker dealers. Dealer manager fees that are not re-allowed are classified as wholesaling revenue. Total underwriting compensation earned in connection with CPA®:17 – Global and CWI’s offerings, including selling commissions, selected dealer revenue, wholesaling revenue and reimbursements made by us to selected dealers, cannot exceed the limitations prescribed by the Financial Industry Regulatory Authority, Inc. The limit on underwriting compensation is currently 10% of gross offering proceeds. We may also be reimbursed for reasonable bona fide due diligence expenses incurred which are supported by a detailed and itemized invoice. Such reimbursements are subject to the limitations on organization and offering expenses described above.

W. P. Carey 2011 10-K — 74

Pursuant to our advisory agreement with CWI, upon reaching the minimum offering amount of $10.0 million on March 3, 2011, CWI became obligated to reimburse us for all organization and a portion of offering costs incurred in connection with its offering, up to a maximum amount (excluding selling commissions and the dealer manager fee) of 2% of the gross proceeds of its offering and distribution reinvestment plan. Through December 31, 2011, we have incurred organization and offering costs on behalf of CWI of approximately $5.1 million. However, at December 31, 2011, CWI was only obligated to reimburse us $0.9 million of these costs because of the 2% limitation described above, and no such costs had been reimbursed as of that date because CWI had no available cash.

Incentive, Termination and Subordinated Disposition Revenue

We earn revenue related to the disposition of properties by the REITs, subject to subordination provisions, which will only be recognized as the relevant conditions are met. Such revenue may include subordinated disposition revenue of no more than 3% of the value of any assets sold, payable only after shareholders have received back their initial investment plus a specified preferred return, and subordinated incentive revenue of 15% of the net cash proceeds distributable to shareholders from the disposition of properties, after recoupment by shareholders of their initial investment plus a specified preferred return. We may also, in connection with the termination of the advisory agreements for the REITs, be entitled to a termination payment based on the amount by which the fair value of a REITs’ properties, less indebtedness, exceeds investors’ capital plus a specified preferred return.

We waived any acquisition fees payable by CPA®:16 – Global under its advisory agreement with us in respect of the properties it acquired in the CPA®:14/16 Merger and also waived any disposition fees that may subsequently be payable by CPA®:16 – Global upon a sale of such assets. As the advisor to CPA®:14, we earned acquisition fees related to those properties when they were acquired by CPA®:14 and disposition fees on those properties to CPA®:16 – Global by CPA®:14 in the CPA®:14/16 Merger and, as a result, we and CPA®:16 – Global agreed that we should not receive fees upon the acquisition or disposition of the same properties by CPA®:16 – Global. As a condition of the Proposed Merger, we have agreed to waive our subordinated disposition and termination fees from CPA®:15.

Structuring Revenue

Under the terms of the advisory agreements, we earn revenue in connection with structuring and negotiating investments and related financing for the REITs, which we call acquisition revenue. We may receive acquisition revenue of up to an average of 4.5% of the total cost of all investments made by each CPA® REIT. A portion of this revenue (generally 2.5%) is paid when the transaction is completed, while the remainder (generally 2%) is payable in annual installments ranging from three to eight years, provided the relevant CPA® REIT meets its performance criterion. For certain types of non-long term net lease investments acquired on behalf of CPA®:17 – Global, initial acquisition revenue may range from 0% to 1.75% of the equity invested plus the related acquisition revenue, with no deferred acquisition revenue being earned. For CWI, we earn initial acquisition revenue of 2.5% of the total investment cost of the properties acquired and loans originated by us not to exceed 6% of the aggregate contract purchase price of all investments and loans with no deferred acquisition revenue being earned. We may also be entitled, subject to the REIT board approval, to fees for structuring loan refinancing of up to 1% of the principal amount. This loan refinancing revenue, together with the acquisition revenue, is referred to as structuring revenue.

Unpaid transaction fees, including accrued interest, are included in Due from affiliates in the consolidated financial statements. Unpaid transaction fees bear interest at annual rates ranging from 5% to 7%. The following tables present the amount of unpaid transaction fees and interest earned on these fees (in thousands):

	At December 31, 2011	At December 31, 2010
Unpaid deferred acquisition fees	$29,410	$31,419

	Years Ended December 31,
	2011	2010	2009
Interest earned on unpaid deferred acquisition fees	$1,332	$1,136	$1,534

Distributions of Available Cash and Deferred Revenue Earned

We receive distributions of our proportionate share of earnings up to 10% of available cash from CPA®:17 – Global, CWI, and after the UPREIT reorganization, CPA®:16 – Global, as defined in the respective advisory agreements, from their operating partnerships. As discussed under “CPA®:16 – Global UPREIT Reorganization” below, we acquired the Special Member Interest in CPA®:16 – Global’s operating partnership for $0.3 million during the second quarter of 2011. We recorded the Special Member Interest at its fair value of $28.3 million, which is net of approximately $6.0 million related to our ownership interest in CPA®:16 – Global that was

W. P. Carey 2011 10-K — 75

eliminated in our consolidated financial statement, to be amortized into earnings over the expected period of performance. Cash distributions of our proportionate share of earnings from the CPA®:16 – Global and CPA®:17 – Global operating partnerships as well as deferred revenue earned from our Special Member Interest in CPA®:16 – Global’s operating partnership are recorded as Income from equity investments in real estate and the REITs within the Investment Management segment. We have not yet received any cash distributions of our proportionate share of earnings from CWI’s operating partnership because CWI had no earnings through December 31, 2011.

Other Transactions with Affiliates

CPA®:14/16 Merger

On May 2, 2011, CPA®:14 merged with and into a subsidiary of CPA®:16 – Global. In connection with the CPA®:14/16 Merger, on May 2, 2011, we purchased the remaining interests in three ventures from CPA®:14, in which we already had a partial ownership interest, for an aggregate purchase price of $31.8 million, plus the assumption of $87.6 million of indebtedness (Note 4). The purchase price was based on the appraised values of the ventures’ underlying properties and debt.

In the CPA®:14/16 Merger, CPA®:14 shareholders were entitled to receive $11.50 per share, which was equal to the estimated NAV of CPA®:14 as of September 30, 2010. For each share of CPA®:14 stock owned, each CPA®:14 shareholder received a $1.00 per share special cash dividend and a choice of either (i) $10.50 in cash or (ii) 1.1932 shares of CPA®:16 – Global. The merger consideration of $954.5 million was paid by CPA®:16 – Global, including payment of $444.0 million to liquidating shareholders and issuing 57,365,145 shares of common stock with a fair value of $510.5 million on the date of closing to shareholders of CPA®:14 in exchange for 48,076,723 shares of CPA®:14 common stock. The $1.00 per share special cash distribution, totaling $90.4 million in the aggregate, was funded from the proceeds of the CPA®:14 Asset Sales. In connection with the CPA®:14/16 Merger, we agreed to purchase a sufficient number of shares of CPA®:16 – Global common stock from CPA®:16 – Global to enable it to pay the merger consideration if the cash on hand and available to CPA®:14 and CPA®:16 – Global, including the proceeds of the CPA®:14 Asset Sales and a new $320.0 million senior credit facility of CPA®:16 – Global, were not sufficient. Accordingly, we purchased 13,750,000 shares of CPA®:16 – Global on May 2, 2011 for $121.0 million, which we funded, along with other obligations, with cash on hand and $121.4 million drawn on our then-existing unsecured line of credit.

Upon consummation of the CPA®:14/16 Merger, we earned revenues of $31.2 million in connection with the termination of the advisory agreement with CPA®:14 and $21.3 million of subordinated disposition revenues. We elected to receive our termination revenue in 2,717,138 shares of CPA®:14, which were exchanged into 3,242,089 shares of CPA®:16 – Global in the CPA®:14/16 Merger. In addition, we received $11.1 million in cash as a result of the $1.00 per share special cash distribution paid by CPA®:14 to its shareholders. Upon closing of the CPA®:14/16 Merger, we received 13,260,091 shares of common stock of CPA®:16 – Global in respect of our shares of CPA®:14.

CAM waived any acquisition fees payable by CPA®:16 – Global under its advisory agreement with CAM in respect of the properties acquired in the CPA®:14/16 Merger and also waived any disposition fees that may subsequently be payable by CPA®:16 – Global upon a sale of such assets. As the advisor to CPA®:14, CAM earned acquisition fees related to those properties acquired by CPA®:14 and disposition fees on those properties upon the liquidation of CPA®:14 and, as a result, CAM and CPA®:16 – Global agreed that CAM should not receive fees upon the acquisition or disposition of the same properties by CPA®:16 – Global.

CPA®:16 – Global UPREIT Reorganization

Immediately following the CPA®:14/16 Merger on May 2, 2011, CPA®:16 – Global completed an internal reorganization whereby CPA®:16 – Global formed an UPREIT, which was approved by CPA®:16 – Global shareholders in connection with the CPA®:14/16 Merger. In connection with the formation of the UPREIT, CPA®:16 – Global contributed substantially all of its assets and liabilities to an operating partnership in exchange for a managing member interest and units of membership interest in the operating partnership, which together represent a 99.985% capital interest of the Managing Member. Through Carey REIT III, we acquired a Special Member Interest of 0.015% in the operating partnership for $0.3 million, entitling us to receive certain profit allocations and distributions of cash.

As consideration for the Special Member Interest, we amended our advisory agreement with CPA®:16 – Global to give effect to this UPREIT reorganization and to reflect a revised fee structure whereby (i) our asset management fees are prospectively reduced to 0.5% from 1.0% of the asset value of a property under management, (ii) the former 15% subordinated incentive fee and termination fees have been eliminated and replaced by (iii) a 10% Special General Partner Available Cash Distribution and (iv) the 15% Final Distribution, each defined below. The sum of the new 0.5% asset management fee and the Available Cash Distribution is expected to be lower than the original 1.0% asset management fee; accordingly, the Available Cash Distribution is contractually limited to 0.5% of

W. P. Carey 2011 10-K — 76

the value of CPA®:16 – Global’s assets under management. However, the amount of after-tax cash we receive pursuant to this revised structure is anticipated to be greater than the amount we received under the previous arrangement. The fee structure related to initial acquisition fees, subordinated acquisition fees and subordinated disposition fees for CPA®:16 – Global remains unchanged.

As Special General Partner, we are entitled to 10% of the operating partnership’s available cash (the “Available Cash Distribution”), which is defined as the operating partnership’s cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and balloon payments. We may elect to receive our Available Cash Distribution in shares of CPA®:16 – Global’s common stock. In the event of a capital transaction such as a sale, exchange, disposition or refinancing of CPA®:16 – Global’s assets, we are also entitled to receive a Final Distribution equal to 15% of residual returns after giving effect to a 100% return of the Managing Member’s invested capital plus a 6% priority return.

We recorded the Special Member Interest as an equity investment at its fair value of $28.3 million and an equal amount of deferred revenues (Note 6), which is net of approximately $6.0 million related to our ownership interest of approximately 17.5% in CPA®:16 – Global that was eliminated in our consolidated financial statements. We will recognize the deferred revenue earned from our Special Member Interest in CPA®:16 – Global’s operating partnership into earnings on a straight-line basis over the expected period of performance, which is currently estimated at three years based on the stated intended life of CPA®:16 – Global as described in its offering documents. The amount of deferred revenue recognized during the year ended December 31, 2011 was $5.7 million, which is net of $0.6 million in amortization associated with the basis differential generated by the Special Member Interest in CPA®:16 – Global’s operating partnership and our underlying claim on the net assets of CPA®:16 – Global. We determined the fair value of the Special Member Interest based upon a discounted cash flow model, which included assumptions related to estimated future cash flows of CPA®:16 – Global and the estimated duration of the fee stream of three years. The equity investment is evaluated for impairment consistent with the policy described in Note 2.

Other

We are the general partner in a limited partnership (which we consolidate for financial statement purposes) that leases our office space and participates in an agreement with certain affiliates, including the REITs, for the purpose of leasing office space used for the administration of our operations and the operations of our affiliates and for sharing the associated costs. This limited partnership does not have any significant assets, liabilities or operations other than its interest in the office lease. The average estimated minimum lease payments for the office lease, inclusive of noncontrolling interests, at December 31, 2011 approximates $3.0 million annually through 2016. The table below presents income from noncontrolling interest partners related to reimbursements from these affiliates (in thousands):

	Years Ended December 31,
	2011	2010	2009
Income from noncontrolling interest partners	$2,542	$2,372	$2,374

The following table presents deferred rent due to affiliates related to this limited partnership, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated balance sheets (in thousands):

	December 31,
	2011	2010
Deferred rent due to affiliates	$798	$854

We own interests in entities ranging from 5% to 95%, as well as jointly-controlled tenancy-in-common interests in properties, with the remaining interests generally held by affiliates, and own common stock in each of the REITs. We consolidate certain of these investments and account for the remainder under the equity method of accounting.

One of our directors and officers is the sole shareholder of Livho, a subsidiary that operates a hotel investment. We consolidate the accounts of Livho in our consolidated financial statements because it is a VIE and we are its primary beneficiary.

A family member of one of our directors has an ownership interest in certain companies that own a noncontrolling interest in one of our French majority-owned subsidiaries. This ownership interest is subject to substantially the same terms as all other ownership interests in the subsidiary companies.

W. P. Carey 2011 10-K — 77

An officer owns a redeemable noncontrolling interest (Note 13) in W. P. Carey International LLC (“WPCI”), a subsidiary that structures net lease transactions on behalf of the CPA® REITs outside of the U.S., as well as certain related entities.

In February 2011, we loaned $90.0 million at an annual interest rate of 1.15% to CPA®:17 – Global, which was repaid on April 8, 2011. In May 2011, we loaned $4.0 million at an annual interest rate equal to LIBOR plus 2.5% to CWI, which was repaid on June 6, 2011. In September 2011, we loaned $2.0 million at an annual interest rate equal to LIBOR plus 0.9% to CWI, of which $1.0 million was repaid on September 13, 2011 and the remaining $1.0 million was repaid on October 6, 2011. All of these loans were repaid by or before their respective maturity dates. In connection with these loans, we received interest income totaling $0.2 million during the year ended December 31, 2011.

Note 4. Net Investments in Properties

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	December 31,
	2011	2010
Land	$111,483	$111,660
Buildings	534,999	448,932
Less: Accumulated depreciation	(118,054)	(108,032)

	$528,428	$452,560

Real Estate Acquired During 2011 — As discussed in Note 3, in connection with the CPA®:14/16 Merger in May 2011, we purchased the remaining interests in certain ventures, in which we already had a joint interest, from CPA®:14 as part of the CPA®:14 Asset Sales. These three ventures, which lease properties to Checkfree, Federal Express and Amylin, had an aggregate fair value of $174.8 million at the date of acquisition. Prior to this purchase, we had consolidated the Checkfree venture and accounted for the Federal Express and Amylin ventures under the equity method. As part of the transaction, we assumed the related non-recourse mortgages on the Federal Express and Amylin ventures. These two mortgages and the mortgage on the Checkfree venture had an aggregate fair value of $117.1 million at the date of acquisition (Note 11). Amounts provided are the total amounts attributable to the venture properties and do not represent the proportionate share that we purchased. Upon acquiring the remaining interests in the ventures leased to Federal Express and Amylin, we owned 100% of these ventures and accounted for these acquisitions as step acquisitions utilizing the purchase method of accounting. Due to the change in control of the ventures that occurred, and in accordance with ASC 810 involving a step acquisition where control is obtained and there is a previously held equity interest, we recorded an aggregate gain of approximately $27.9 million related to the difference between our respective carrying values and the fair values of our previously held interests on the acquisition date. Subsequent to our acquisition, we consolidate all of these wholly-owned ventures. The consolidation of these ventures resulted in an increase of $90.2 million and $40.8 million to Real estate, net and net lease intangibles, respectively, in May 2011.

During 2011, we reclassified real estate with a net carrying value of $17.9 million to Real estate in connection with an out-of-period adjustment (Note 2).

Real Estate Acquired During 2010 — In February 2010, we entered into a domestic investment that was deemed to be a real estate asset acquisition at a total cost of $47.6 million and capitalized acquisition-related costs of $0.1 million. We funded the investment with the escrowed proceeds of $36.1 million from a sale of property in December 2009 in an exchange transaction under Section 1031 of the Internal Revenue Code and $11.5 million from our line of credit.

In June 2010, a venture in which we and an affiliate hold 70% and 30% interests, respectively, and which we consolidate, entered into an investment in Spain for a total cost of $27.2 million, inclusive of a noncontrolling interest of $8.4 million. We funded our share of the purchase price with proceeds from our prior line of credit. In connection with this transaction, which was deemed to be a real estate asset acquisition, we capitalized acquisition-related costs and fees totaling $1.0 million, inclusive of amounts attributable to a noncontrolling interest of $0.6 million. Dollar amounts are based on the exchange rate of the Euro on the date of acquisition.

W. P. Carey 2011 10-K — 78

Operating Real Estate

Operating real estate, which consists primarily of our investments in 21 self-storage properties through Carey Storage and our Livho hotel subsidiary, at cost, is summarized as follows (in thousands):

	December 31,
	2011	2010
Land	$24,031	$24,030
Buildings	85,844	85,821
Less: Accumulated depreciation	(17,121)	(14,280)

	$92,754	$95,571

In January 2009, Carey Storage completed a transaction whereby it received cash proceeds of $21.9 million, plus a commitment to invest up to a further $8.1 million of equity, from the Investor to fund the purchase of self-storage assets in the future in exchange for an interest of approximately 60% in its self-storage portfolio (“Carey Storage Venture”). We reflect the Carey Storage Venture’s operations in our Real Estate Ownership segment. Costs totaling $1.0 million incurred in structuring the transaction and bringing in the Investor into these operations were reflected in General and administrative expenses in our Investment Management segment during 2009. Prior to September 2010, we accounted for this transaction under the profit-sharing method because Carey Storage had a contingent option to repurchase this interest from the Investor at fair value. During the third quarter of 2010, Carey Storage amended its agreement with the Investor to, among other matters, remove the contingent purchase option in the original agreement. However, Carey Storage retained a controlling interest in the Carey Storage Venture. As of September 30, 2010, we have reclassified the Investor’s interest from Accounts payable, accrued expenses and other liabilities to Noncontrolling interests on our consolidated balance sheet.

Operating Real Estate Acquired During 2010 — During 2010, the Carey Storage Venture and an entity owned 100% by Carey Storage acquired eight self-storage properties in the U.S. at a total cost of $22.0 million, inclusive of amounts attributable to the Investor’s interest of $11.5 million. These investments were deemed to be business combinations, and as a result, Carey Storage expensed acquisition-related costs of $0.4 million, inclusive of amounts attributable to the Investor’s interest of $0.2 million.

Scheduled Future Minimum Rents

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI-based increases under non-cancelable operating leases, at December 31, 2011 are as follows (in thousands):

Years Ending December 31,	Total
2012	$61,734
2013	59,039
2014	56,844
2015	49,094
2016	40,352

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

W. P. Carey 2011 10-K — 79

Net Investment in Direct Financing Leases

Net investment in direct financing leases is summarized as follows (in thousands):

	December 31,
	2011	2010
Minimum lease payments receivable	$29,986	$57,380
Unguaranteed residual value	57,218	75,595

	87,204	132,975
Less: unearned income	(29,204)	(56,425)

	$58,000	$76,550

During the years ended December 31, 2010 and 2009, in connection with our annual reviews of our estimated residual values of our properties, we recorded impairment charges related to several direct financing leases of $1.1 million and $2.6 million, respectively. Impairment charges related primarily to other-than-temporary declines in the estimated residual values of the underlying properties due to market conditions (Note 10). In the fourth quarter of 2011, we also recorded $1.6 million in connection with an out-of-period adjustment (Note 2). At December 31, 2011 and 2010, Other assets, net included less than $0.1 million and $0.3 million, respectively, of accounts receivable related to amounts billed under these direct financing leases.

During 2011, we reclassified $17.6 million out of Net investments in direct financing leases in connection with an out-of-period adjustment (Note 2).

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, percentage of sales rents and future CPI-based adjustments, under non-cancelable direct financing leases at December 31, 2011 are as follows (in thousands):

Years Ending December 31,	Total
2012	$7,999
2013	7,777
2014	5,364
2015	2,831
2016	2,078

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

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant defaults. At December 31, 2011 and 2010, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there have been no modifications of finance receivables. We evaluate the credit quality of our tenant receivables utilizing an internal 5-point credit rating scale, with 1 representing the highest credit quality and 5 representing the lowest. The credit quality evaluation of our tenant receivables was last updated in the fourth quarter of 2011. We believe the credit quality of our deferred acquisition fees receivable falls under category 1, as all of the CPA® REITs are expected to have the available cash to make such payments.

W. P. Carey 2011 10-K — 80

A summary of our finance receivables by internal credit quality rating for the periods presented is as follows (dollars in thousands):

	Number of Tenants		Net Investments in Direct Financing Leases
	at December 31,		at December 31,
Internal Credit Quality Indicator	2011	2010	2011	2010
1	8	9	$46,694	$49,533
2	2	5	11,306	24,447
3	—	—	—	—
4	—	1	—	2,570
5	—	—	—	—

			$58,000	$76,550

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

REITs

We own interests in the REITs and account for these interests under the equity method because, as their advisor and through our ownership in their common shares, we do not exert control over, but have the ability to exercise significant influence on, the REITs. Shares of the REITs are publicly registered and the REITs file periodic reports with the SEC, but the shares are not listed on any exchange and are not actively traded. We earn asset management and performance revenue from the REITs and have elected, in certain cases, to receive a portion of this revenue in the form of common stock of the REITs rather than cash.

The following table sets forth certain information about our investments in the REITs (dollars in thousands):

	% of Outstanding Shares at December 31,		Carrying Amount of Investment at December 31, (a)
Fund	2011	2010	2011	2010
CPA®:14 (b)	0.0%	9.2%	—	$87,209
CPA®:15	7.7%	7.1%	$93,650	87,008
CPA®:16 – Global (c)	17.9%	5.6%	338,964	62,682
CPA®:17 – Global	0.9%	0.6%	21,277	8,156
CWI (d)	0.5%	100.0%	121	—

			$454,012	$245,055

(a)	Includes asset management fees receivable, for which shares that will be issued during the subsequent period.
(b)

In connection with the CPA®:14/16 Merger, we earned termination fees of $31.2 million, which were received in shares of CPA®:14. Upon closing of the CPA®:14/16 Merger (Note 3), our shares of CPA®:14 were exchanged into 13,260,091 shares of CPA®:16 – Global with a fair value of $118.0 million. In connection with this share exchange, we recognized a gain of $2.8 million, which is the difference between the carrying value of our investment in CPA®:14 and the estimated fair value of consideration received in shares of CPA®:16 – Global. This gain is included in Other income and (expenses) within our Investment Management segment.

(c)

Our investment in CPA®:16 – Global exceeded 20% of our total assets at December 31, 2011. As such, audited annual financial statements of CPA®:16 – Global are provided with this Report. In addition to normal operating activities, the increase in carrying value was due to several factors, including (i) our purchase of 13,750,000 shares of CPA®:16 – Global for $121.0 million; (ii) an increase of $118.0 million as a result of the exchange of our shares of CPA®:14 into shares of CPA®:16 – Global in the CPA®:14/16 Merger; (iii) a $0.3 million contribution to acquire the Special Member Interest in CPA®:16 – Global’s operating partnership; and (iv) $28.3 million to reflect the receipt of the Special Member Interest in CPA®:16 – Global’s operating partnership (Note 3).

(d)	Prior to 2011, the operating results of CWI, which had no significant assets, liabilities or operations, were included in our consolidated financial statements, as we owned all of CWI’s outstanding common stock.

W. P. Carey 2011 10-K — 81

The following tables present preliminary combined summarized financial information for the REITs. Amounts provided are expected total amounts attributable to the REITs and do not represent our proportionate share (in thousands):

	December 31,
	2011	2010
Assets	$9,184,111	$8,533,899
Liabilities	(4,896,116)	(4,632,709)
Redeemable noncontrolling interest	(21,306)	(21,805)
Noncontrolling interests	(330,873)	(376,560)

Shareholders’ equity	$3,935,816	$3,502,825

	Years Ended December 31,
	2011	2010	2009
Revenues	$789,933	$737,369	$699,369
Expenses (a)	(599,822)	(501,216)	(603,558)

Net income from continuing operations	$190,111	$236,153	$95,811

Net income (loss) attributable to the REITs(b)	$123,479	$189,155	$(5,173)

(a)

Total net expenses recognized by the REITs during the year ended December 31, 2011 included the following items related to the CPA®:14/16 Merger: (i) $78.8 million of net gains recognized by CPA®:14 in connection with the CPA®:14 Asset Sales, of which our share was approximately $7.4 million; (ii) a net bargain purchase gain of $28.7 million recognized by CPA®:16 – Global in connection with the CPA®:14/16 Merger as a result of the fair value of CPA®:14 exceeding the total merger consideration, of which our share was approximately $5.0 million; (iii) approximately $13.6 million of expenses incurred by CPA®:16 – Global related to the CPA®:14/16 Merger, of which our share was approximately $2.4 million; and (iv) a $2.8 million net loss recognized by CPA®:16 – Global in connection with the prepayment of certain non-recourse mortgages, of which our share was approximately $0.5 million.

(b)	Inclusive of impairment charges recognized by the REITs totalling $61.7 million, $40.7 million and $170.0 million during the years ended December 31, 2011, 2010, and 2009, respectively, which reduced our income earned from these investments by $7.8 million, $3.0 million, and $11.5 million, respectively.

We recognized income (loss) from our equity investments in the REITs of $16.9 million, $10.5 million, and $(2.5) million for the years ended December 31, 2011, 2010, and 2009, respectively. In addition, we received distributions from and recorded fee income from the CPA®:16 – Global and CPA®:17 – Global operating partnerships totaling $15.5 million, $4.5 million, and $2.2 million for the years ended December 31, 2011, 2010, and 2009, respectively, which we recorded as Income from equity investments in the REITs within the Investment Management segment. We also earned deferred revenue related to our Special Member Interest in the operating partnership of CPA®:16 – Global of $5.7 million during the year ended December 31, 2011.

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

W. P. Carey 2011 10-K — 82

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying value of these ventures is affected by the timing and nature of distributions (dollars in thousands):

	Ownership Interest	Carrying Value at December 31,
Lessee	at December 31, 2011	2011	2010
Carrefour France, SAS (a)	46%	$20,014	$18,274
Schuler A.G. (a) (b)	33%	19,958	20,493
The New York Times Company	18%	19,647	20,191
U.S. Airways Group, Inc. (b)	75%	7,415	7,934
Medica – France, S.A. (a) (c)	46%	4,430	5,232
Hologic, Inc. (b)	36%	4,429	4,383
Childtime Childcare, Inc. (d)	34%	4,419	1,862
Consolidated Systems, Inc. (b)	60%	3,387	3,388
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	5%	1,062	1,086
Symphony IRI Group, Inc. (e) (g)	33%	(24)	3,375
Federal Express Corporation (f) (g) (h)	100%	—	(4,272)
Amylin Pharmaceuticals, Inc. (g) (h) (i)	100%	—	(4,707)

		$84,737	$77,239

(a)	The carrying value of the investment is affected by the impact of fluctuations in the exchange rate of the Euro.
(b)	Represents a tenancy-in-common interest.
(c)	The decrease in carrying value was due to cash distributions made to us by the venture.
(d)	In 2011, we made a contribution of $2.1 million to the venture to pay off our share of its maturing mortgage loan.
(e)	In 2011, this venture sold one of its properties and distributed the proceeds to the venture partners. Our share of the proceeds was approximately $1.4 million, which exceeded our total investment in the venture at that time.
(f)	In 2010, this venture refinanced its maturing non-recourse mortgage debt with new non-recourse financing and distributed the net proceeds to the venture partners. Our share of the distribution was $5.5 million, which exceeded our total investment in the venture at that time.
(g)	At December 31, 2011 or 2010, as applicable, we intended to fund our share of the venture’s future operating deficits if the need arose. However, we had no legal obligation to pay for any of the venture’s liabilities nor did we have any legal obligation to fund operating deficits.
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

The following tables present combined summarized financial information of our venture properties. Amounts provided are the total amounts attributable to the venture properties and do not represent our proportionate share (in thousands):

	December 31,
	2011	2010
Assets	$1,026,124	$1,151,859
Liabilities	(706,244)	(818,238)

Partners’/members’ equity	$319,880	$333,621

W. P. Carey 2011 10-K — 83

	Years Ended December 31,
	2011	2010	2009
Revenues	$118,819	$146,214	$119,265
Expenses	(75,992)	(79,665)	(61,519)
Impairment charge (a)	(8,602)	—	—

Net income from continuing operations	$34,225	$66,549	$57,746

Net income attributable to the joint ventures	$34,225	$66,549	$57,746

(a)	Represents an impairment charge incurred by a venture that leases property to the Symphony IRI Group, Inc. in connection with a potential sale of the property, of which our share was approximately $0.4 million. The venture completed the sale in June 2011.

We recognized income from equity investments in real estate of $13.1 million, $16.0 million, and $13.8 million for the years ended December 31, 2011, 2010, and 2009, respectively. Income from equity investments in real estate represents our proportionate share of the income or losses of these ventures as well as certain depreciation and amortization adjustments related to other-than-temporary impairment charges.

Note 7. Intangible Assets and Goodwill

In connection with our acquisitions of properties, we have recorded net lease intangibles of $76.6 million, which are being amortized over periods ranging from one year to 40 years. In-place lease, tenant relationship and above-market rent intangibles are included in Intangible assets and goodwill, net in the consolidated financial statements. Below-market rent intangibles are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

Intangibles and goodwill are summarized as follows (in thousands):

	December 31,
	2011	2010
Amortizable Intangible Assets
Management contracts	$32,765	$32,765
Less: accumulated amortization	(30,172)	(29,035)

	2,593	3,730

Lease Intangibles:(a)
In-place lease	62,162	23,028
Tenant relationship	10,968	10,251
Above-market rent	9,905	9,737
Less: accumulated amortization	(27,253)	(26,560)

	55,782	16,456

Unamortizable Goodwill and Indefinite-Lived Intangible Assets
Goodwill	63,607	63,607
Trade name	3,975	3,975

	67,582	67,582

	$125,957	$87,768

Amortizable Below-Market Rent Intangible Liabilities
Below-market rent	$(6,455)	$(1,954)
Less: accumulated amortization	1,482	1,270

	$(4,973)	$(684)

W. P. Carey 2011 10-K — 84

(a)	In September 2011, we deconsolidated a wholly-owned subsidiary because we no longer had control over the activities that most significantly impact its economic performance following possession of the subsidiary’s property by a receiver (Note 16). As of the date of deconsolidation, the subsidiary had lease intangibles consisting of the following: $1.5 million of in-place lease; $1.1 million of tenant relationship, $1.8 million of above-market rent and $4.4 million of accumulated amortization.

Current accounting guidance requires that we test for the recoverability of goodwill at the reporting unit level. The test for recoverability must be conducted at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We performed our annual test for impairment during the fourth quarter of 2011 and no impairment was indicated.

Net amortization of intangibles was $6.0 million, $5.6 million and $6.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to Lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization.

Based on the intangible assets and liabilities recorded at December 31, 2011, scheduled annual net amortization of intangibles for each of the next five years is as follows (in thousands):

Years Ending December 31,	Total
2012	$6,236
2013	5,231
2014	4,861
2015	4,706
2016	4,621
Thereafter	27,747

$53,402

Note 8. Fair Value Measurements

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

Redeemable Noncontrolling Interest — We account for our noncontrolling interest in WPCI as a redeemable noncontrolling interest (Note 13). We determined the valuation of the redeemable noncontrolling interest using widely accepted valuation techniques, including expected discounted cash flows of the investment as well as the income capitalization approach, which considers prevailing market capitalization rates. We classified this liability as Level 3.

W. P. Carey 2011 10-K — 85

The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis. Assets and liabilities presented below exclude assets and liabilities owned by unconsolidated ventures (in thousands):

		Fair Value Measurements at December 31, 2011 Using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market funds	$35	$35	$—	$—
Other securities	1,535	—	—	1,535

Total	$1,570	$35	$—	$1,535

Liabilities:
Derivative liabilities	$4,175	$—	$4,175	$—
Redeemable noncontrolling interest	7,700	—	—	7,700

Total	$11,875	$—	$4,175	$7,700

		Fair Value Measurements at December 31, 2010 Using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market funds	$37,154	$37,154	$—	$—
Other securities	1,726	—	—	1,726
Derivative assets	312	—	312	—

Total	$39,192	$37,154	$312	$1,726

Liabilities:
Derivative liabilities	$969	$—	$969	$—
Redeemable noncontrolling interest	7,546	—	—	7,546

Total	$8,515	$—	$969	$7,546

W. P. Carey 2011 10-K — 86

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3 Only)
	Year Ended December 31, 2011		Year Ended December 31, 2010
	Assets	Liabilities	Assets	Liabilities
	Other Securities	Redeemable Noncontrolling Interest	Other Securities	Redeemable Noncontrolling Interest
Beginning balance	$1,726	$7,546	$1,687	$7,692
Total gains or losses (realized and unrealized):
Included in earnings	(20)	1,923	4	1,293
Included in other comprehensive (loss) income	(11)	(5)	12	(12)
Purchases	53	—	23	—
Settlements	(213)	—	—	—
Distributions paid	—	(1,309)	—	(956)
Redemption value adjustment	—	(455)	—	(471)

Ending balance	$1,535	$7,700	$1,726	$7,546

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(20)	$—	$4	$—

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the years ended December 31, 2011 and 2010. Gains and losses (realized and unrealized) included in earnings for other securities are reported in Other income and (expenses) in the consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse and limited-recourse debt	$356,209	$361,948	$255,232	$255,460
Line of credit	233,160	233,160	141,750	140,600
Deferred acquisition fees receivable	29,410	31,638	31,419	32,485

We determined the estimated fair value of our debt instruments using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both December 31, 2011 and 2010.

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

W. P. Carey 2011 10-K — 87

The following table presents information about our other assets that were measured on a fair value basis for the periods presented. All of the impairment charges were measured using unobservable inputs (Level 3) and were recorded based on market conditions and assumptions that existed at the time (in thousands):

	Year Ended December 31, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009
	Total Fair Value Measurements	Total Impairment Charges	Total Fair Value Measurements	Total Impairment Charges	Total Fair Value Measurements	Total Impairment Charges
Impairment Charges from Continuing Operations:
Real estate	$36,648	$11,778	$—	$—	$823	$900
Net investments in direct financing leases(a)	—	(1,608)	3,548	1,140	23,571	2,616
Equity investments in real estate	1,554	206	22,846	1,394	—	—
Intangible assets	5,699	415	—	—	—	—
Intangible liabilities	(416)	(153)	—	—	—	—

	43,485	10,638	26,394	2,534	24,394	3,516

Impairment Charges from Discontinued Operations:
Real estate	350	41	11,662	14,241	9,719	6,908

	$43,835	$10,679	$38,056	$16,775	$34,113	$10,424

(a)	In the fourth quarter of 2011, we recorded an out-of-period adjustment of $1.6 million (Note 2).

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

Foreign Currency Exchange

We are exposed to foreign currency exchange rate movements, primarily in the Euro. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency, but we are subject to foreign currency exchange rate movements to the extent there may be a difference in the timing and amount of the rental obligation and the debt service. We also face challenges with repatriating cash from our foreign investments. We may encounter instances where it is difficult to repatriate cash because of jurisdictional restrictions or because repatriating cash may result in current or future tax liabilities. Realized and unrealized gains and losses related to foreign currency transactions are recognized in earnings and are included in Other income and (expenses) in the consolidated financial statements.

Use of Derivative Financial Instruments

When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates. We have not entered, and do not plan to enter into financial instruments for trading or speculative purposes. In addition to derivative instruments that we entered into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, and we may own common stock warrants, granted to us by lessees when structuring lease transactions, that are considered to be derivative instruments. The primary risks related to our use of derivative instruments are that a counterparty to a hedging arrangement could default on its obligation or that the credit quality of the counterparty may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction. While we seek to mitigate these risks by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.

W. P. Carey 2011 10-K — 88

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and qualified as a fair value hedge, the change in the fair value of the derivative is offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings. For a derivative designated and qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

The following table sets forth certain information regarding our derivative instruments for the periods presented (in thousands):

		Asset Derivatives Fair Value		Liability Derivatives Fair Value
Derivatives Designated		at December 31,		at December 31,
as Hedging Instruments	Balance Sheet Location	2011	2010	2011	2010
Interest rate swap	Other assets, net	$—	$312	$—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(4,175)	(969)

Total derivatives		$—	$312	$(4,175)	$(969)

The following table presents the impact of derivative instruments on Other comprehensive income within our consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in
	Other comprehensive income on Derivatives (Effective Portion)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2011	2010	2009
Interest rate swaps (a)	$(3,564)	$(45)	$(243)

Total	$(3,564)	$(45)	$(243)

(a)	During the years ended December 31, 2011, 2010 and 2009, no gains or losses were reclassified from Other comprehensive income into income related to effective or ineffective portions of hedging relationships or amounts excluded from effectiveness testing.

See below for information on our purposes for entering into derivative instruments and for information on derivative instruments owned by unconsolidated ventures, which are excluded from the tables above.

Interest Rate Swaps and Caps

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of the loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. Interest rate caps limit the effective borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.

W. P. Carey 2011 10-K — 89

The interest rate swap derivative instruments that we had outstanding at December 31, 2011 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

Instrument	Type	Notional Amount	Effective Interest Rate	Effective Date	Expiration Date	Fair Value
3-Month Euribor (a)	“Pay-fixed” swap	$8,242	4.2%	3/2008	3/2018	$(1,065)
1-Month LIBOR	“Pay-fixed” swap	4,557	3.0%	4/2010	4/2015	(297)
1-Month LIBOR	“Pay-fixed” swap	34,218	3.0%	7/2010	7/2020	(2,813)

						$(4,175)

(a)	Amounts are based upon the exchange rate of the Euro at December 31, 2011.

The interest rate cap derivative instruments that our unconsolidated ventures had outstanding at December 31, 2011 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Ownership Interest
	in Venture at		Notional				Effective	Expiration
Instrument	December 31, 2011	Type	Amount	Cap Rate		Spread	Date	Date	Fair Value
3-Month LIBOR	17.75%	Interest rate cap	$122,679	4.0	% (a)	4.8%	8/2009	8/2014	$80
1-Month LIBOR	78.95%	Interest rate cap	17,793	3.0	% (b)	4.0%	9/2009	4/2014	6

									$86

(a)	The applicable interest rate of the related loan was 2.9% at December 31, 2011; therefore, the interest rate cap was not being utilized at that date.
(b)	The applicable interest rate of the related loan was 4.3% at December 31, 2011; therefore, the interest rate cap was not being utilized at that date.

Other

Amounts reported in Other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our non-recourse variable-rate debt. At December 31, 2011, we estimate that an additional $1.4 million will be reclassified as interest expense during the next twelve months.

We measure credit exposure on a counterparty basis as the net positive aggregate estimated fair value, net of collateral received, if any. None was received as of December 31, 2011. The total credit exposure as of December 31, 2011 was less than $0.1 million.

Some of the agreements we have with derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At December 31, 2011, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $4.3 million at December 31, 2011, which includes accrued interest but excludes any adjustment for nonperformance risk. If we had breached any of these provisions at December 31, 2011, we could have been required to settle our obligations under these agreements at their termination value of $4.8 million.

W. P. Carey 2011 10-K — 90

Portfolio Concentration Risk

Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized contractual minimum base rent at December 31, 2011, in certain areas, as shown in the table below. The percentages in the table below represent our directly-owned real estate properties and do not include our pro rata share of equity investments.

Region:	December 31, 2011
Texas	19%
California	17%
Tennessee	13%
Georgia	10%
All other U.S.	31%

Total U.S.	90%
Total Europe	10%
Total	100%

Asset Type:
Office	44%
Industrial	30%
Warehouse/Distribution	16%
All others	10%

Total	100%

Tenant Industry:
Business and commercial services	19%
Transportation—Cargo	11%
All others	70%

Total	100%

Except for our investment in CPA®:16 – Global, there were no significant concentrations, individually or in the aggregate, related to our unconsolidated ventures. At December 31, 2011, we owned 17.9% of CPA®:16 – Global, which had total assets of approximately $3.6 billion consisting of a portfolio comprised of full or partial ownership interests in 512 properties substantially all of which were triple-net leased to 150 tenants, and had certain concentrations within its portfolio, which are outlined in its periodic filings.

Note 10. Impairment Charges

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

W. P. Carey 2011 10-K — 91

The following table summarizes impairment charges recognized on our consolidated and unconsolidated real estate investments for all periods presented (in thousands):

	Years Ended December 31,
	2011	2010	2009
Real estate	$12,040	$—	$900
Net investments in direct financing leases	(1,608)	1,140	2,616

Total impairment charges included in expenses	10,432	1,140	3,516
Equity investments in real estate (a)	206	1,394	—

Total impairment charges included in continuing operations	10,638	2,534	3,516
Impairment charges included in discontinued operations	41	14,241	6,908

Total impairment charges	$10,679	$16,775	$10,424

(a)	Impairment charges on our equity investments in real estate are included in Income from equity investments in real estate and the REITs within the consolidated financial statements.

Real Estate

During the years ended December 31, 2011 and 2009, we recognized impairment charges on various properties totaling $12.0 million and $0.9 million, respectively. These impairments were primarily the result of writing down the properties’ carrying values to their respective estimated fair values in connection with potential sales subsequent to tenants vacating or not renewing their leases.

Direct Financing Leases

In connection with our annual review of the estimated residual values on our properties classified as net investments in direct financing leases, we determined that an other-than-temporary decline in estimated residual value had occurred at various properties due to market conditions. The changes in estimates resulted in the recognition of impairment charges totaling $1.1 million and $2.6 million in 2010 and 2009, respectively. In the fourth quarter of 2011, we recorded an out-of-period adjustment of $1.6 million (Note 2).

Equity Investments in Real Estate

During the year ended December 31, 2011, we recognized an other-than-temporary impairment charge of $0.2 million on a venture as a result of the anticipated sale of the venture property. The venture completed the sale of its property in the third quarter of 2011. In connection with our annual review of the fair value of our equity investments, we recognized an other-than-temporary impairment charge of $1.4 million during the year ended December 31, 2010 to reflect the decline in the estimated fair value of the venture’s underlying net assets in comparison with the carrying value of our interest in the venture.

Properties Sold

During the years ended December 31, 2011, 2010 and 2009, we recognized impairment charges on properties sold totaling less than $0.1 million, $14.2 million and $6.9 million, respectively. These impairment charges, which are included in discontinued operations, were the result of reducing these properties’ carrying values to their estimated fair values (Note 16) in connection with anticipated sales.

Note 11. Debt

Line of Credit

At December 31, 2010, we had a $250.0 million unsecured revolving line of credit that was scheduled to mature in June 2012. On May 2, 2011, we obtained a $30.0 million secured revolving line of credit from Bank of America that was coterminous with the unsecured line of credit, expiring in June 2012. In December 2011, we terminated the secured and unsecured lines of credit. We entered into a new unsecured revolving line of credit in order to extend the maturity and to provide for additional commitments as described below and accounted for this transaction as a modification of the original loan and capitalized the related financing costs totaling $6.7 million, which will be amortized to interest expense over the remaining term of the credit facility. The previous unsecured revolving line of credit had an outstanding balance of $233.2 million, which we rolled over to the new unsecured line of credit. The secured line of credit had no outstanding balance on the date of termination.

W. P. Carey 2011 10-K — 92

The new line of credit provides for an aggregate principal amount of up to $450.0 million that matures in December 2014, but may be extended by one year at our option, subject to the conditions provided in the credit agreement. At our election, the principal amount available under the new line of credit may be increased by up to an additional $125.0 million, subject to the conditions provided in the credit facility agreement. The new line of credit also permits (i) up to $150.0 million under the line of credit to be borrowed in certain currencies other than the U.S. dollars, (ii) swing line loans of up to $35.0 million under the line of credit, and (iii) the issuance of letters of credit under the line of credit in an aggregate amount not to exceed $50.0 million.

The new line of credit provides for an annual interest rate, at our election, of either (i) the Eurocurrency Rate or (ii) the Base Rate, in each case plus the Applicable Rate (each as defined in the credit agreement). Prior to us obtaining an Investment Grade Debt Rating (as defined in the credit agreement), the Applicable Rate on Eurocurrency Rate loans and letters of credit ranges from 1.75% to 2.50% and the Applicable Rate on Base Rate loans ranges from 0.75% to 1.50%. After an Investment Grade Debt Rating has been obtained, the Applicable Rate on Eurocurrency Rate loans and letters of credit ranges from 1.10% to 2.00% and the Applicable Rate on Base Rate loans ranges from 0.10% to 1.00%. Swing line loans will bear interest at the Base Rate plus the Applicable Rate then in effect. In addition, prior to obtaining an Investment Grade Debt Rating, we pay a quarterly fee ranging from 0.3% to 0.4% of the unused portion of the line of credit, depending on our leverage ratio. After an Investment Grade Debt Rating has been obtained, we will pay a facility fee ranging from 0.2% to 0.4% of the total commitment. At December 31, 2011, the outstanding balance on this line of credit was $233.2 million with an annual interest rate consisting of a Base Rate of 3.5% plus 0.5%. On January 2, 2012, we converted the interest rate to a Eurocurrency Rate, which is equal to LIBOR of 0.30% plus 1.75%. In addition, as of December 31, 2011, our lenders had issued letters of credit totaling $6.8 million on our behalf in connection with certain contractual obligations. At December 31, 2011, the line of credit had unused capacity of $210.0 million, reflecting outstanding letters of credit, which reduce amounts that may be drawn. The line of credit is expected to be utilized primarily for potential new investments, repayment of existing debt and general corporate purposes.

The line of credit requires us to ensure that the total Restricted Payments (as defined in the credit agreement) made in the current quarter, when added to the total for the three preceding fiscal quarters, does not exceed 90% of Adjusted Total EBITDA (as defined in the credit agreement), for the four preceding fiscal quarters. Restricted Payments include quarterly dividends and the total amount of shares repurchased by us, if any, in excess of $10.0 million per year. In addition to placing limitations on dividend distributions and share repurchases, the credit agreement stipulates six financial covenants that require us to maintain the following ratios and benchmarks at the end of each quarter (the quoted variables are specifically defined in the credit facility agreement):

(i)	a “maximum leverage” ratio, which requires us to maintain a ratio for “total outstanding indebtedness” to “total value” of 60% or less;

(ii)	a “maximum secured debt” ratio, which requires us to maintain a ratio for “total secured outstanding indebtedness” (inclusive of permitted “indebtedness of subsidiaries”) to “total value” of 40% or less;

(iii)	a “minimum combined equity value,” which requires us to maintain a “total value” less “total outstanding indebtedness” of at least $850.0 million. This amount must be adjusted in the event of any securities offering by adding 80% of the “fair market value of all net offering proceeds;”

(iv)	a “minimum fixed charge coverage ratio,” which requires us to maintain a ratio for “adjusted total EBITDA” to “fixed charges” of 1.40 to 1.00;

(v)	a “minimum unsecured interest coverage ratio,” which requires us to maintain a ratio of “unencumbered property NOI plus unencumbered management EBITDA” to “interest expense on total unsecured outstanding indebtedness of 2.00 to 1.00; and

(vi)	a limitation on “recourse indebtedness,” which prohibits us from incurring additional secured indebtedness other than “non-recourse indebtedness” or indebtedness that is recourse to us that exceeds $75.0 million or 5% of the “total value,” whichever is greater.

We were in compliance with these covenants at December 31, 2011.

Non-Recourse and Limited-Recourse Debt

Non-recourse and limited-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real property, and direct financing leases, with an aggregate carrying value of $458.6 million at December 31, 2011. Our mortgage notes payable had fixed annual interest rates ranging from 3.1% to 7.8% and variable annual interest rates ranging from 2.8% to 7.3% with maturity dates ranging from 2012 to 2025 at December 31, 2011.

W. P. Carey 2011 10-K — 93

2011 — In connection with our acquisition of three properties from CPA®:14 in May 2011 as part of the CPA®:14 Asset Sales (Note 4), we assumed two non-recourse mortgages with an aggregate fair value of $87.6 million (and a carrying value of $88.7 million) on the date of acquisition and recorded a net fair market value adjustment of $1.1 million. The fair market value adjustment will be amortized to interest expense over the remaining lives of the loans. These mortgages have a weighted-average annual fixed interest rate and remaining term of 5.8% and 8.3 years, respectively.

During the year ended December 31, 2011, we refinanced two maturing non-recourse mortgages totaling $10.5 million with new financing totaling $11.9 million and obtained new financing on two unencumbered properties totalling $29.0 million, of which $24.0 million was limited-recourse. These mortgage loans have a weighted-average annual interest rate and term of 5.1% and 10.4 years, respectively. Additionally, during the year ended December 31, 2011, the Carey Storage Venture borrowed a total of $4.6 million, inclusive of amounts attributable to the Investor’s interest of $2.8 million, with a weighted-average annual interest rate and term of 6.7% and 8.2 years, respectively.

2010 — In connection with an acquisition in February 2010, we obtained non-recourse mortgage financing of $35.0 million at an annual interest rate of LIBOR plus 2.5% that has been fixed at 5.5% through the use of an interest rate swap. This financing has a term of 10 years.

In connection with their acquisitions in 2010, the Carey Storage Venture and an entity 100% owned by Carey Storage obtained new non-recourse mortgage financing and assumed existing mortgage loans from the sellers totaling $17.1 million, inclusive of amounts attributable to the Investor’s interest of $8.2 million. The mortgage loans have a weighted-average annual fixed interest rate and term of 6.3% and 8.5 years, respectively.

2009 — In 2009, the Carey Storage Venture repaid in full the $35.0 million outstanding balance on its secured credit facility at a discount for $28.0 million, terminated the facility, and recognized a gain of $7.0 million on the repayment of this debt, inclusive of the Investor’s interest of $4.2 million. The debt repayment was financed with a portion of the proceeds from the exchange of the 60% interest and non-recourse debt with a new lender totaling $25.0 million at an annual fixed interest rate of 7% and term of 10 years with a rate reset after five years. The gain recognized on the debt repayment and the Investor’s interest in this gain are both reflected in Other income and (expenses) in the consolidated financial statements.

Scheduled Debt Principal Payments

Scheduled debt principal payments during each of the next five calendar years following December 31, 2011 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2012	$37,518
2013	9,131
2014 (a)	246,081
2015	49,160
2016	58,167
Thereafter through 2025	190,357

590,414
Fair market value adjustments	(1,045)

Total	$589,369

(a)	Includes $233.2 million outstanding under our new unsecured line of credit at December 31, 2011, which is scheduled to mature in 2014 unless extended pursuant to its terms.

Certain amounts in the table above are based on the applicable foreign currency exchange rate at December 31, 2011.

W. P. Carey 2011 10-K — 94

Note 12. Commitments and Contingencies

At December 31, 2011, we were not involved in any material litigation.

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

Note 13. Equity

Distributions Payable

We declared a quarterly distribution of $0.563 per share in December 2011, which was paid in January 2012 to shareholders of record at December 31, 2011; and a quarterly distribution of $0.510 per share in December 2010, which was paid in January 2011 to shareholders of record at December 31, 2010.

Redeemable Noncontrolling Interest

On June 30, 2003, WPCI granted an incentive award to two officers of WPCI consisting of 1,500,000 restricted units, representing an approximate 13% interest in WPCI, and 1,500,000 options for WPCI units with a combined fair value of $2.5 million at that date. Both the options and restricted units vested ratably over five years, with full vesting occurring December 31, 2007. During 2008, the officers exercised all of their 1,500,000 options to purchase 1,500,000 units of WPCI at $1 per unit. Upon the exercise of the WPCI options, the officers had a total interest of approximately 23% in WPCI. The terms of the vested restricted units and units received in connection with the exercise of options of WPCI by noncontrolling interest holders provided that the units could be redeemed, commencing December 31, 2012 and thereafter, solely in exchange for our shares and that any redemption would be subject to a third-party valuation of WPCI. In connection with a reorganization of WPCI into three separate entities in 2008, the officers also owned equivalent interests in the three new entities.

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

We account for the noncontrolling interest in WPCI held by the officer as a redeemable noncontrolling interest, as we have an obligation to repurchase the interest from that officer for shares of our common stock, subject to certain conditions. As the redemption provisions include certain terms that are not solely within our control, the noncontrolling interest is classified as redeemable. The officer’s interest is reflected at estimated redemption value for all periods presented. Redeemable noncontrolling interests, as presented on the consolidated balance sheets, reflect adjustments of $(0.5) million, $(0.5) million and $6.8 million at December 31, 2011, 2010 and 2009, respectively, to present the officer’s interest at redemption value.

The following table presents a reconciliation of redeemable noncontrolling interest (in thousands):

	Years Ended December 31,
	2011	2010	2009
Beginning balance	$7,546	$7,692	$18,085
Redemption value adjustment	(455)	(471)	6,773
Net income	1,923	1,293	2,258
Distributions	(1,309)	(956)	(4,056)
Purchase of noncontrolling interests	—	—	(15,380)
Change in other comprehensive (loss) income	(5)	(12)	12

Ending balance	$7,700	$7,546	$7,692

W. P. Carey 2011 10-K — 95

Accumulated Other Comprehensive Loss

The following table presents the components of accumulated other comprehensive loss reflected in equity, net of tax. Amounts include our proportionate share of other comprehensive income or loss from our unconsolidated investments (in thousands):

	December 31,
	2011	2010
Unrealized gain on marketable securities	$37	$48
Unrealized loss on derivative instruments	(5,246)	(1,658)
Foreign currency translation adjustment	(3,298)	(1,853)

Accumulated other comprehensive loss	$(8,507)	$(3,463)

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

	Years Ended December 31,
	2011	2010	2009
Net income attributable to W. P. Carey members	$139,079	$73,972	$69,023
Allocation of earnings to participating unvested RSUs	(2,130)	(440)	(1,127)

Net income – basic	136,949	73,532	67,896
Income effect of dilutive securities, net of taxes	—	724	1,250

Net income – diluted	$136,949	$74,256	$69,146

Weighted average shares outstanding – basic	39,819,475	39,514,746	39,019,709
Effect of dilutive securities	278,620	493,148	693,026

Weighted average shares outstanding – diluted	40,098,095	40,007,894	39,712,735

Securities included in our diluted earnings per share determination consist of stock options and restricted stock awards. Securities totaling 207,258 shares, 247,750 shares and 485,408 shares for the years ended December 31, 2011, 2010 and 2009, respectively, were excluded from the earnings per share computations above as their effect would have been anti-dilutive.

In January 2012, the Compensation Committee approved long-term incentive plan awards to key employees consisting of 168,900 RSUs and 282,400 PSUs that could have a dilutive impact on our earnings per share calculation.

Share Repurchase Programs

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

W. P. Carey 2011 10-K — 96

Note 14. Stock-Based and Other Compensation

Stock-Based Compensation

At December 31, 2011, we maintained several stock-based compensation plans as described below. The total compensation expense (net of forfeitures) for awards issued under these plans was $17.8 million, $7.4 million and $9.3 million for the years ended December 31, 2011, 2010 and 2009, respectively, all of which are included in General and administrative expenses in the consolidated financial instruments. Stock-based compensation expense for the year ended December 31, 2011 included an additional $4.5 million of compensation expense as a result of revising the expected vesting of PSUs granted during 2009 and 2010. Stock-based compensation expense for the year ended December 31, 2010 included net forfeitures of $2.0 million as a result of the resignation of two senior officers. The tax benefit recognized by us related to these awards totaled $7.8 million, $3.3 million and $4.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

2009 Incentive Plan and 1997 Incentive Plans

We maintain the 1997 Share Incentive Plan (as amended, the “1997 Incentive Plan”), which authorized the issuance of up to 6,200,000 shares of our common stock. In June 2009, our shareholders approved the 2009 Share Incentive Plan (the “2009 Incentive Plan”) to replace the 1997 Incentive Plan, except with respect to outstanding contractual obligations under the 1997 Incentive Plan, so that no further awards can be made under that plan. The 2009 Incentive Plan authorizes the issuance of up to 3,600,000 shares of our common stock, of which 1,102,605 were issued or reserved for issuance upon vesting of RSUs and PSUs at December 31, 2011. The 1997 Incentive Plan provided for the grant of (i) share options, which may or may not qualify as incentive stock options under the Code, (ii) performance shares or PSUs, (iii) dividend equivalent rights and (iv) restricted shares or RSUs. The 2009 Incentive Plan provides for the grant of (i) share options, (ii) restricted shares or RSUs, (iii) performance shares or PSUs, and (iv) dividend equivalent rights. The vesting of grants under both plans is accelerated upon a change in our control and under certain other conditions.

In December 2007, the Compensation Committee approved the long-term incentive plan (“LTIP”) and terminated further contributions to the Partnership Equity Unit Plan described below. The following table presents LTIP awards granted in the past three years:

2009 Incentive Plan			1997 Incentive Plan
Fiscal Year	RSUs awarded	PSUs Awarded	Fiscal Year	RSUs awarded	PSUs Awarded
2010	140,050	159,250	2009	126,050	152,000
2011 (a)	524,550	291,600

(a)	Includes 340,000 RSUs and 100,000 PSUs issued in connection with entering into employment agreements with certain employees, and excludes 20,000 PSUs for which the terms and conditions were not determined at the time of grant.

As a result of issuing the LTIP awards, we currently expect to recognize compensation expense totaling approximately $47.9 million over the vesting period, of which $15.7 million, $5.7 million and $4.2 million was recognized during 2011, 2010 and 2009, respectively.

2009 Non-Employee Directors Incentive Plan and 1997 Non-Employee Directors’ Plan

We maintain the 1997 Non-Employee Directors’ Plan (the “1997 Directors’ Plan”), which authorized the issuance of up to 300,000 shares of our Common Stock. In June 2007, the 1997 Director’s Plan, which had been due to expire in October 2007, was extended through October 2017. In June 2009, our shareholders approved the 2009 Non-Employee Directors’ Incentive Plan (the “2009 Directors’ Plan”) to replace the 1997 Directors’ Plan, except with respect to outstanding contractual obligations under the predecessor plan, so that no further awards can be made under that plan. The 1997 Directors’ Plan provided for the grant of (i) share options, which may or may not qualify as incentive stock options, (ii) performance shares, (iii) dividend equivalent rights and (iv) restricted shares. The 2009 Directors’ Plan authorizes the issuance of 325,000 shares of our common stock in the aggregate and initially provided for the automatic annual grant of RSUs with a total value of $50,000 to each director. In January 2011, the Compensation Committee approved an increase in the value of the annual grant to $70,000 per director, effective as of July 1, 2011. In the discretion of our board of directors, the awards may also be in the form of share options or restricted shares, or any combination of the permitted awards. At December 31, 2011, there were 64,905 shares issued or reserved for issuance upon vesting of RSUs under this plan.

W. P. Carey 2011 10-K — 97

Employee Share Purchase Plan

We sponsor an Employee Share Purchase Plan (“ESPP”) pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain limits, to purchase our common stock. Employees can purchase stock semi-annually at a price equal to 85% of the fair market value at certain plan defined dates. Compensation expense under this plan for the years ended December 31, 2011, 2010 and 2009 was $0.6 million, $0.2 million and $0.4 million, respectively.

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

The plans are carried at fair value each quarter and are subject to changes in the fair value of the PEP units. Compensation expense under these Plans for the years ended December 31, 2011, 2010 and 2009 was less than $0.1 million, $0.1 million and $0.2 million, respectively. Further contributions to the second PEP were terminated at December 31, 2007; however, this termination did not affect any awardees’ rights pursuant to awards granted under this plan. In December 2008, participants in the PEPs were required to make an election to either (i) remain in the PEPs, (ii) receive cash for their PEP Units (available to former employees only) or (iii) convert their PEP Units to fully vested RSUs (available to current employees only) to be issued under the 1997 Incentive Plan on June 15, 2009. Substantially all of the PEP participants elected to receive cash or convert their existing PEP Units to RSUs. In January 2009, we paid $2.0 million in cash to former employee participants who elected to receive cash for their PEP Units. As a result of the election to convert PEP Units to RSUs, we derecognized $9.3 million of our existing PEP liability and recorded a deferred compensation obligation within W. P. Carey members’ equity in the same amount during the second quarter of 2009. The PEP participants that elected RSUs received a total of 356,416 RSUs, which was equal to the total value of their PEP Units divided by the closing price of our common stock on June 15, 2009. The PEP participants electing to receive RSUs were required to defer receipt of the underlying shares of our common stock for a minimum of two years. While employed by us, these participants are entitled to receive dividend equivalents equal to the amount of dividends paid on the underlying common stock during the deferral period. At December 31, 2011, we are obligated to issue 108,441 shares of our common stock underlying these RSUs, which is recorded within W. P. Carey members’ equity as a Deferred compensation obligation of $2.8 million. The remaining PEP liability pertaining to participants who elected to remain in the plans was $0.7 million at December 31, 2011.

W. P. Carey 2011 10-K — 98

Stock Options

Option activity and changes for all periods presented were as follows:

	Year Ended December 31, 2011
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	1,699,701	$28.57
Exercised	(449,660)	27.71
Forfeited / Expired	(42,000)	32.85

Outstanding at end of year	1,208,041	$28.73	3.29	$14,582,357

Vested and expected to vest at end of year	1,194,123	$28.81	3.29	$14,484,260

Exercisable at end of year	959,779	$28.36	2.95	$12,073,268

	Years Ended December 31,
	2010			2009
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Outstanding at beginning of year	2,255,604	$27.55		2,543,239	$27.16
Exercised	(399,507)	22.26		(201,701)	22.29
Forfeited / Expired	(156,396)	30.24		(85,934)	28.46

Outstanding at end of year	1,699,701	$28.57	4.26	2,255,604	$27.55	4.80

Exercisable at end of year	1,231,683	$27.86		2,220,902	$27.50

Options granted under the 1997 Incentive Plan generally have a 10-year term and generally vest in four equal annual installments. Options granted under the 1997 Directors’ Plan have a 10-year term and vest generally over three years from the date of grant. We have not issued option awards since 2008. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $4.6 million, $2.8 million and $1.0 million, respectively.

At December 31, 2011, approximately $24.4 million of total unrecognized compensation expense related to nonvested stock-based compensation awards was expected to be recognized over a weighted-average period of approximately 2.3 years.

We have the ability and intent to issue shares upon stock option exercises. Historically, we have issued authorized but unissued common stock to satisfy such exercises. Cash received from stock option exercises and purchases under the ESPP during the years ended December 31, 2011, 2010 and 2009 was $1.2 million, $3.7 million and $1.5 million, respectively.

W. P. Carey 2011 10-K — 99

Restricted and Conditional Awards

Nonvested restricted stock, RSUs and PSUs at December 31, 2011 and changes during the years ended December 31, 2011 and 2010 were as follows:

	Restricted Stock and RSU Awards		PSU Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	454,452	$30.50	90,469	$37.88
Granted	159,362	23.97	152,000	30.42
Vested (a)	(194,741)	29.77	—	—
Forfeited	(37,195)	23.00	(20,625)	32.33
Adjustment (b)	—	—	(51,469)	26.50

Nonvested at December 31, 2009	381,878	28.87	170,375	32.33
Granted	156,682	28.34	159,250	36.16
Vested (a)	(175,225)	28.58	—	—
Forfeited	(99,515)	29.75	(65,725)	36.26
Adjustment (b)	—	—	(19,906)	28.49

Nonvested at December 31, 2010	263,820	28.42	243,994	36.18
Granted	541,890	34.65	291,600	46.66
Vested (a)	(162,437)	30.48	(48,925)	39.78
Forfeited	(18,480)	29.32	(14,055)	42.14
Adjustment (b)	—	—	200,814	22.65

Nonvested at December 31, 2011	624,793	$33.26	673,428	$36.30

(a)	The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was $6.9 million, $5.0 million and $7.2 million, respectively.
(b)	Vesting and payment of the PSUs is conditional on certain company and market performance goals being met during the relevant three-year performance period. The ultimate number of PSUs to be vested will depend on the extent to which the performance goals are met and can range from zero to three times the original awards. Pursuant to a review of our current and expected performance versus the performance goals, we revised our estimate of the ultimate number of certain of the PSUs to be vested. As a result, we recorded an adjustment in 2011, 2010 and 2009 to reflect the number of shares expected to be issued when the PSUs vest.

At the end of each reporting period, we evaluate the ultimate number of PSUs we expect to vest based upon the extent to which we have met and expect to meet the performance goals and where appropriate revise our estimate and associated expense. We do not adjust the associated expense for revision on PSUs expected to vest based on market performance. Upon vesting, the RSUs and PSUs may be converted into shares of our common stock. Both the RSUs and PSUs carry dividend equivalent rights. Dividend equivalent rights on RSUs are paid in cash on a quarterly basis whereas dividend equivalent rights on PSUs accrue during the performance period and may be converted into additional shares of common stock at the conclusion of the performance period to the extent the PSUs vest. Dividend equivalent rights are accounted for as a reduction to retained earnings to the extent that the awards are expected to vest. For awards that are not expected to vest or do not ultimately vest, dividend equivalent rights are accounted for as additional compensation expense.

Other Compensation

Profit-Sharing Plan

We sponsor a qualified profit-sharing plan and trust that generally permits all employees, as defined by the plan, to make pre-tax contributions into the plan. We are under no obligation to contribute to the plan and the amount of any contribution is determined by and at the discretion of our board of directors. Our board of directors can authorize contributions to a maximum of 15% of an eligible participant’s compensation, limited to less than $0.1 million annually per participant. For the years ended December 31, 2011, 2010 and 2009, amounts expensed for contributions to the trust were $3.8 million, $3.3 million and $3.3 million, respectively, which were included in General and administrative expenses in the accompanying consolidated financial statements. The profit-sharing plan is a deferred compensation plan and is therefore considered to be outside the scope of current accounting guidance for stock-based compensation.

W. P. Carey 2011 10-K — 100

Other

We have employment contracts with certain senior executives. These contracts provide for severance payments in the event of termination under certain conditions including a change of control. During 2011, 2010 and 2009, we recognized severance costs totaling approximately $0.4 million, $1.1 million and $1.7 million, respectively, related to several former employees who did not have employment contracts. Such costs are included in General and administrative expenses in the accompanying consolidated financial statements.

Note 15. Income Taxes

The components of our provision for income taxes for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Federal
Current	$17,834	$17,737	$19,796
Deferred	6,867	(2,409)	(6,388)

	24,701	15,328	13,408

State, Local and Foreign
Current	10,559	12,250	12,722
Deferred	1,968	(1,756)	(3,337)

	12,527	10,494	9,385

Total Provision	$37,228	$25,822	$22,793

Deferred income taxes at December 31, 2011 and 2010 consist of the following (in thousands):

	At December 31,
	2011	2010
Deferred tax assets
Unearned and deferred compensation	$12,598	$14,937
Other	3,465	82

	16,063	15,019

Deferred tax liabilities
Receivables from affiliates	(14,378)	(14,290)
Investments	(45,812)	(35,267)
Other	—	(755)

	(60,190)	(50,312)

Net deferred tax liability	$(44,127)	$(35,293)

W. P. Carey 2011 10-K — 101

A reconciliation of the provision for income taxes with the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the periods presented is as follows (in thousands):

	Years Ended December 31,
	2011		2010		2009
Pre-tax income from taxable subsidiaries	$78,561		$49,253		$41,943
Federal provision at statutory tax rate (35%)	27,496	35.0%	17,238	35.0%	14,680	35.0%
State and local taxes, net of federal benefit	7,409	9.4%	4,303	8.7%	4,246	10.1%
Amortization of intangible assets	486	0.6%	854	1.7%	855	2.0%
Other	286	0.4%	272	0.6%	101	0.3%

Tax provision — taxable subsidiaries	35,677	45.4%	22,667	46.0%	19,882	47.4%

Other state, local and foreign taxes	1,551		3,155		2,911

Total provision	$37,228		$25,822		$22,793

Included in Income taxes, net in the consolidated balance sheets at December 31, 2011 and 2010 are accrued income taxes totaling $0.7 million and $6.1 million, respectively, and deferred income taxes totaling $44.1 million and $35.3 million, respectively.

We have elected to be treated as a partnership for U.S. federal income tax purposes. As partnerships, we and our partnership subsidiaries are generally not directly subject to tax. We conduct our investment management services primarily through taxable subsidiaries. These operations are subject to federal, state, local and foreign taxes, as applicable. We conduct business in the U.S. and the European Union, and as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. Certain of our inter-company transactions that have been eliminated in consolidation for financial accounting purposes are also subject to taxation. Periodically, shares in the REITs that are payable to our taxable subsidiaries in consideration for services rendered are distributed from these subsidiaries to us.

At January 1, 2010, we had unrecognized tax benefits of $0.6 million (net of federal benefits), if recognized, would affect our effective tax rate. During 2010, we reversed the unrecognized tax benefits, including all related interest totaling $0.1 million, as they were no longer required.

Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2008 through 2011 remain open to examination by the major taxing jurisdictions to which we are subject.

Our subsidiary, Carey REIT II, owns our real estate assets and has elected to be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code. In connection with the CPA®:14/16 Merger in May 2011, we formed Carey REIT III to hold the Special Member Interest in the newly formed operating partnership of CPA®:16 – Global (Note 3). Carey REIT III has also elected to be taxed as a real estate investment trust under the Internal Revenue Code. We believe we have operated, and we intend to continue to operate, in a manner that allows Carey REIT II and Carey REIT III to continue to qualify as real estate investment trusts. Under the real estate investment trust operating structure, Carey REIT II and Carey REIT III are permitted to deduct distributions paid to our shareholders and generally will not be required to pay U.S. federal income taxes. Accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements related to either Carey REIT II or Carey REIT III.

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

W. P. Carey 2011 10-K — 102

The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Revenues	$2,271	$5,716	$12,214
Expenses	(2,097)	(3,225)	(6,306)
Gain on deconsolidation of a subsidiary	1,008	—	—
(Loss) gain on sale of real estate	(3,391)	460	7,701
Impairment charges	(41)	(14,241)	(6,908)

(Loss) income from discontinued operations	$(2,250)	$(11,290)	$6,701

2011 — During the year ended December 31, 2011, we sold seven domestic properties for $12.5 million, net of selling costs, and recognized a net loss on these sales of $3.4 million, excluding impairment charges of less than $0.1 million and $2.7 million previously recognized during the years ended December 31, 2011 and 2010, respectively.

In September 2011, one of our subsidiaries consented to a court order appointing a receiver when it stopped making payments on the non-recourse debt obligation on a property after the tenant, Career Education Institute, vacated it. As we no longer had control over the activities that most significantly impact the economic performance of this subsidiary following possession of the property by the receiver, we deconsolidated the subsidiary during the third quarter of 2011. As of the date of deconsolidation, the property had a carrying value of $5.3 million, reflecting the impact of impairment charges totaling $5.6 million recognized during 2010, and the related non-recourse mortgage loan had an outstanding balance of $6.3 million. In connection with the deconsolidation, we recognized a gain of $1.0 million during the third quarter of 2011. We believe that our retained interest in this deconsolidated entity had no value at the date of deconsolidation.

2010 — We sold seven properties for a total of $14.6 million, net of selling costs, and recognized a net gain on these sales totaling $0.5 million, excluding impairment charges totaling $5.9 million and $6.0 million that were previously recognized in 2010 and 2009, respectively.

2009 — We sold five properties for $43.5 million, net of selling costs, and recognized a net gain on sale of $7.7 million, excluding impairment charges of $0.9 million, $0.5 million and $0.6 million recognized in 2009, 2008 and 2007, respectively.

W. P. Carey 2011 10-K — 103

Note 17. Segment Reporting

We evaluate our results from operations by our two major business segments — Investment Management and Real Estate Ownership (Note 1). Effective January 1, 2011, we include our equity investments in the REITs in our Real Estate Ownership segment. The equity income or loss from the REITs that is now included in our Real Estate Ownership segment represents our proportionate share of the revenue less expenses of the net-leased properties held by the REITs. This treatment is consistent with that of our directly-owned properties. Results for the years ended December 31, 2010 and 2009 have been reclassified to conform to the current period presentation. The following table presents a summary of comparative results of these business segments (in thousands):

	Years Ended December 31,
	2011	2010	2009
Investment Management
Revenues (a)	$242,647	$191,890	$155,119
Operating expenses (a)	(157,544)	(133,682)	(110,160)
Other, net (b)	23,866	7,026	7,913
Provision for income taxes	(34,971)	(23,661)	(21,813)

Income from continuing operations attributable to W. P. Carey members	$73,998	$41,573	$31,059

Real Estate Ownership (c)
Revenues	$93,762	$77,964	$73,262
Operating expenses	(63,967)	(42,051)	(39,594)
Interest expense	(21,920)	(15,725)	(14,462)
Other, net (b)	61,713	25,662	13,037
Provision for income taxes	(2,257)	(2,161)	(980)

Income from continuing operations attributable to W. P. Carey members	$67,331	$43,689	$31,263

Total Company
Revenues (a)	$336,409	$269,854	$228,381
Operating expenses (a)	(221,511)	(175,733)	(149,754)
Interest expense	(21,920)	(15,725)	(14,462)
Other, net (b)	85,579	32,688	20,950
Provision for income taxes	(37,228)	(25,822)	(22,793)

Income from continuing operations attributable to W. P. Carey members	$141,329	$85,262	$62,322

	Total Long-Lived Assets at December 31, (d)		Total Assets at December 31,
	2011	2010	2011	2010
Investment Management	$2,593	$3,730	$128,557	$123,921
Real Estate Ownership	1,217,931	946,975	1,334,066	1,048,405

Total Company	$1,220,524	$950,705	$1,462,623	$1,172,326

(a)	Included in revenues and operating expenses are reimbursable costs from affiliates totaling $64.8 million, $60.0 million, and $47.5 million for the years ended December 31, 2011, 2010, and 2009, respectively.
(b)

Includes Other interest income, Income from equity investments in real estate and the REITs, Gain on change in control of interests, Income (loss) attributable to noncontrolling interests, Income attributable to redeemable noncontrolling interest and Other income and (expenses). Equity earnings that represent our proportionate share of revenue less expenses of the net-leased properties held by the REITs are included in Real Estate Ownership segment. However, cash distributions of our proportionate share of earnings from the operating partnerships of CPA®:16 – Global and CPA®:17 – Global and the amortization of deferred revenue related to our Special Member Interest in the operating partnership of CPA®:16 – Global are included in the Investment Management segment.

(c)	Included within the Real Estate Ownership segment is our total investment in shares of CPA®:16 – Global, which represents approximately 23% of our total assets at December 31, 2011 (Note 6).
(d)	Long-lived assets include Net investments in real estate and intangible assets related to management contracts.

W. P. Carey 2011 10-K — 104

Geographic information for our Real Estate Ownership segment is as follows:

	000000000	000000000	000000000
Year Ended December 31, 2011	Domestic	Foreign (a)	Total
Revenues	$84,033	$9,729	$93,762
Operating expenses	(59,108)	(4,859)	(63,967)
Interest expense	(20,225)	(1,695)	(21,920)
Other, net (b)	55,537	6,176	61,713
Provision for income taxes	(2,149)	(108)	(2,257)

Income from continuing operations attributable to W. P. Carey members	$58,088	$9,243	$67,331

Total assets	$1,258,544	$75,522	$1,334,066

Total long-lived assets	$1,151,845	$66,086	$1,217,931

	000000000	000000000	000000000
Year Ended December 31, 2010	Domestic	Foreign (a)	Total
Revenues	$70,258	$7,706	$77,964
Operating expenses	(38,309)	(3,742)	(42,051)
Interest expense	(13,983)	(1,742)	(15,725)
Other, net (b)	21,719	3,943	25,662
Provision for income taxes	(2,131)	(30)	(2,161)

Income from continuing operations attributable to W. P. Carey members	$37,554	$6,135	$43,689

Total assets	$965,418	$82,987	$1,048,405

Total long-lived assets	$877,849	$69,126	$946,975

	00.000000	00.000000	00.000000
Year Ended December 31, 2009	Domestic	Foreign (a)	Total
Revenues	$65,289	$7,973	$73,262
Operating expenses	(37,175)	(2,419)	(39,594)
Interest expense	(12,411)	(2,051)	(14,462)
Other, net (b)	7,248	5,789	13,037
Provision for income taxes	(17)	(963)	(980)

Income from continuing operations attributable to W. P. Carey members	$22,934	$8,329	$31,263

Total assets	$900,431	$64,865	$965,296

Total long-lived assets	$836,549	$47,911	$884,460

(a)	All years include operations in France, Germany and Poland; and 2010 and 2011 also include operations in Spain.
(b)	Includes Interest income, Income from equity investments in real estate and the REITs, Income (loss) attributable to noncontrolling interests and Other income and (expenses).

W. P. Carey 2011 10-K — 105

Note 18. Selected Quarterly Financial Data (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues (a) (b)	$77,012	$117,843	$78,365	$63,189
Expenses (a)	49,940	54,121	58,290	59,160
Net income	23,616	81,060	25,258	9,204
Add: Net loss attributable to noncontrolling interests	330	384	581	569
Less: Net income attributable to redeemable noncontrolling interests	(603)	(1)	(637)	(682)

Net income attributable to W. P. Carey members	23,343	81,443	25,202	9,091

Earnings per share attributable to W. P. Carey members—
Basic	0.58	2.02	0.62	0.22
Diluted	0.58	1.99	0.62	0.23

Distributions declared per share	0.512	0.550	0.560	0.563

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues (a)	$61,652	$69,024	$58,047	$81,131
Expenses (a)	42,341	42,971	41,578	48,843
Net income	14,302	23,721	16,371	20,557
Add: Net loss attributable to noncontrolling interests	286	128	81	(181)
Less: Net income attributable to redeemable noncontrolling interests	(175)	(417)	(106)	(595)

Net income attributable to W. P. Carey members	14,413	23,432	16,346	19,781

Earnings per share attributable to W. P. Carey members—
Basic	0.36	0.59	0.41	0.50
Diluted	0.36	0.59	0.41	0.50

Distributions declared per share	0.504	0.506	0.508	0.510

(a)	Certain amounts from previous quarters have been reclassified to discontinued operations (Note 16)
(b)	Amount for the three months ended June 30, 2011 includes $52.5 million of incentive, termination and subordinated disposition revenue recognized in connection with the CPA®:14/16 Merger (Note 3).

Note 19. Subsequent Event

Proposed Merger

On February 17, 2012, we and CPA®:15 entered into a definitive agreement pursuant to which CPA®:15 will merge with and into one of our subsidiaries for a combination of cash and shares of our common stock as described below. In connection with the Proposed Merger, we plan to file a registration statement with the SEC regarding the shares of our common stock to be issued to shareholders of CPA®:15 in the Proposed Merger. Special meetings will be scheduled to obtain the approval of CPA®:15’s shareholders of the Proposed Merger and the approval of our shareholders of the Proposed Merger and the Proposed REIT Reorganization described below. The closing of the Proposed Merger is also subject to customary closing conditions. If the Proposed Merger is approved and the other closing conditions are met, we currently expect that the closing will occur by the third quarter of 2012, although there can be no assurance of such timing.

At December 31, 2011, CPA®:15’s portfolio was comprised of full or partial ownership in 315 properties, substantially all of which were triple-net leased with an average remaining life of 10.4 years and an estimated annual contractual minimum base rent of $223.0 million (on a pro rata basis). We expect to assume the related property debt comprised of 74 fixed-rate and seven variable-rate non-

W. P. Carey 2011 10-K — 106

recourse mortgage loans with an aggregate fair value of $1.2 billion and a weighted-average annual interest rate of 5.7% at December 31, 2011 (on a pro rata basis). During 2011, we earned $26.0 million in fees from CPA®:15 and recognized $3.4 million in equity earnings based on our ownership of shares in CPA®:15.

We have also obtained a commitment for a $175.0 million term loan as part of our credit facility in order to pay for the cash portion of the consideration in the Proposed Merger. Our commitment expires on the earlier of the termination or closing of the Proposed Merger or September 30, 2012. The commitment letters are subject to a number of closing conditions, including the lenders’ satisfactory completion of due diligence and determination that no material adverse change has occurred, and there can be no assurance that we will be able to obtain the term loan on acceptable terms or at all.

In the Proposed Merger, CPA®:15 shareholders will be entitled to receive a $1.25 in cash and 0.2326 shares of our common stock for each share of CPA®:15 common stock owned, which equated to $11.73 per share of CPA®:15 common stock based on our $45.07 per share closing price as of February 17, 2012, the date that the merger agreement was signed. The estimated total Proposed Merger consideration includes cash of approximately $151.8 million and the issuance of approximately 28,241,000 of our shares, based on the total shares of CPA®:15 outstanding of 131,566,206, of which 10,153,074 shares were owned by us, on February 17, 2012. As a condition of the Proposed Merger, we have agreed to waive our subordinated disposition and termination fees.

If the Proposed Merger is approved, immediately prior to merging, we plan to reorganize as a real estate investment trust. The Proposed REIT Reorganization is an internal reorganization of our corporate structure into a real estate investment trust to hold substantially all of our real estate assets attributable to our Real Estate Ownership segment while the activities conducted by our Investment Management segment subsidiaries will be organized under taxable real estate investment trust subsidiaries. This Proposed REIT Reorganization is expected to be tax-free for U.S. Federal purposes, except for the cash consideration.

W. P. Carey 2011 10-K — 107

W. P. CAREY & CO. LLC

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION

December 31, 2011

(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to	Increase (Decrease) in Net	Gross Amount at which Carried at Close of Period (c)			Accumulated	Date	Life on which Depreciation in Latest Statement of Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (c)	Acquired	Computed
Real Estate Under Operating Leases:
Office facilities in Broomfield, CO	$—	$248	$2,538	$4,844	$(1,784)	$2,928	$2,918	$5,846	$1,143	Jan. 1998	40 yrs.
Distribution facilities and warehouses in Erlanger, KY	9,323	1,526	21,427	2,966	141	1,526	24,534	26,060	8,681	Jan. 1998	40 yrs.
Retail stores in Montgomery and Brewton, AL	—	855	6,762	143	(6,547)	142	1,071	1,213	759	Jan. 1998	40 yrs.
Warehouse/distribution facilities in Anchorage, AK and Commerce, CA	—	4,905	11,898	—	12	4,905	11,910	16,815	1,041	Jan. 1998	40 yrs.
Office facility in Toledo, OH	2,313	224	2,408	—	—	224	2,408	2,632	903	Jan. 1998	40 yrs.
Industrial facility in Goshen, IN	—	239	940	—	—	239	940	1,179	86	Jan. 1998	40 yrs.
Office facility in Beaumont, TX	—	164	2,344	967	—	164	3,311	3,475	1,323	Jan. 1998	40 yrs.
Office facility in Raleigh, NC	—	1,638	2,844	157	(2,554)	828	1,257	2,085	383	Jan. 1998	20 yrs.
Office facility in King of Prussia, PA	—	1,219	6,283	1,295	—	1,219	7,578	8,797	2,461	Jan. 1998	40 yrs.
Warehouse/distribution facility in Fort Lauderdale, FL	—	1,893	11,077	703	(8,449)	1,173	4,051	5,224	1,325	Jan. 1998	40 yrs.
Industrial facilities in Pinconning, MS	—	32	1,692	—	—	32	1,692	1,724	592	Jan. 1998	40 yrs.
Industrial facilities in San Fernando, CA	8,020	2,052	5,322	—	152	2,052	5,474	7,526	1,906	Jan. 1998	40 yrs.
Land leased in several cities in the following states: Alabama, Florida, Georgia, Illinois, Louisiana, Missouri, New Mexico, North Carolina, South Carolina and Texas	395	9,382	—	—	(172)	9,210	—	9,210	—	Jan. 1998	N/A
Industrial facility in Milton, VT	—	220	1,579	—	—	220	1,579	1,799	553	Jan. 1998	40 yrs.
Land in Glendora, CA	—	1,135	—	—	17	1,152	—	1,152	—	Jan. 1998	N/A
Office facilities in Bloomingdale, IL	—	1,075	11,453	1,050	(4,934)	520	8,124	8,644	4,160	Jan. 1998	40 yrs.
Industrial facility in Doraville, GA	4,939	3,288	9,864	1,546	274	3,287	11,685	14,972	3,576	Jan. 1998	40 yrs.
Office facilities in Collierville, TN and warehouse/distribution facilities in Corpus Christi and College Station, TX	52,921	3,490	72,497	—	(15,008)	335	60,644	60,979	1,969	Jan. 1998	40 yrs.
Land in Irving and Houston, TX	8,508	9,795	—	—	—	9,795	—	9,795	—	Jan. 1998	N/A
Industrial facility in Chandler, AZ	12,685	5,035	18,957	7,435	541	5,035	26,933	31,968	8,176	Jan. 1998	40 yrs.
Warehouse/distribution facilities in Houston, TX	—	167	885	68	—	167	953	1,120	320	Jan. 1998	40 yrs.
Industrial facility in Prophetstown, IL	—	70	1,477	—	(1,424)	7	116	123	27	Jan. 1998	40 yrs.
Office facilities in Bridgeton, MO	—	842	4,762	1,627	71	842	6,460	7,302	1,272	Jan. 1998	40 yrs.
Industrial facility in Industry, CA	—	3,789	13,164	1,380	318	3,789	14,862	18,651	4,172	Jan. 1998	40 yrs.

W. P. Carey 2011 10-K — 108

		Initial Cost to Company		Costs Capitalized Subsequent to	(Decrease) Increase in Net	Gross Amount at which Carried at Close of Period (c)			Accumulated	Date	Life on which Depreciation in Latest Statement of Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (c)	Acquired	Computed
Warehouse/distribution facilities in Memphis, TN	—	1,051	14,037	1,519	(3,418)	807	12,382	13,189	10,388	Jan. 1998	7 yrs.
Retail stores in Drayton Plains, MI and Citrus Heights, CA	—	1,039	4,788	165	193	1,039	5,146	6,185	920	Jan. 1998	35 yrs.
Warehouse/distribution facilities in New Orleans, LA; Memphis, TN and San Antonio, TX	—	1,882	3,973	—	—	1,882	3,973	5,855	496	Jan. 1998	15 yrs.
Retail store in Bellevue, WA	8,533	4,125	11,812	393	—	4,494	11,836	16,330	4,056	Apr. 1998	40 yrs.
Office facility in Houston, TX	4,360	3,260	22,574	1,628	(5,947)	2,522	18,993	21,515	6,449	Jun. 1998	40 yrs.
Office facility in Rio Rancho, NM	8,418	1,190	9,353	1,316	—	1,467	10,392	11,859	3,333	Jul. 1998	40 yrs.
Vacant office facility in Moorestown, NJ	—	351	5,981	937	43	351	6,961	7,312	2,689	Feb. 1999	40 yrs.
Office facility in Norcross, GA	28,752	5,200	25,585	11,822	—	5,200	37,407	42,607	11,392	Jun. 1999	40 yrs.
Office facility in Tours, France	5,572	1,034	9,737	323	3,868	1,421	13,541	14,962	3,730	Sep. 2000	40 yrs.
Office facility in Illkirch, France	14,098	—	18,520	—	8,555	—	27,075	27,075	7,971	Dec. 2001	40 yrs.
Industrial and warehouse/distribution facilities in Lenexa, KS; Winston-Salem, NC and Dallas, TX	7,990	1,860	12,539	—	5	1,860	12,544	14,404	2,989	Sep. 2002	40 yrs.
Office buildings in Venice, CA	24,000	2,032	10,152	13,160	1	2,032	23,313	25,345	1,918	Sep. 2004	40 yrs.
Warehouse/distribution facility in Greenfield, IN	—	2,807	10,335	210	(8,383)	967	4,002	4,969	709	Sep. 2004	40 yrs.
Office facility in San Diego, CA	—	4,647	19,712	8	(5,530)	3,399	15,438	18,837	3,602	Sep. 2004	40 yrs.
Warehouse/distribution facilities in Birmingham, AL	4,557	1,256	7,704	—	—	1,256	7,704	8,960	1,404	Sep. 2004	40 yrs.
Industrial facility in Scottsdale, AZ	1,306	586	46	—	—	586	46	632	8	Sep. 2004	40 yrs.
Retail store in Hot Springs, AR	—	850	2,939	2	(2,614)	—	1,177	1,177	215	Sep. 2004	40 yrs.
Industrial facilities in Apopka, FL	—	362	10,855	576	—	362	11,431	11,793	2,001	Sep. 2004	40 yrs.
Retail facility in Jacksonville, FL	—	975	6,980	20	—	975	7,000	7,975	1,274	Sep. 2004	40 yrs.
Retail facilities in Charlotte, NC	—	1,639	10,608	171	25	1,639	10,804	12,443	2,108	Sep. 2004	40 yrs.
Land in San Leandro, CA	—	1,532	—	—	—	1,532	—	1,532	—	Dec. 2006	N/A
Industrial facility in Sunnyvale, CA	—	1,663	3,571	—	—	1,663	3,571	5,234	672	Dec. 2006	27 yrs.
Fitness and recreational sports center in Austin, TX	3,314	1,725	5,168	—	—	1,725	5,168	6,893	922	Dec. 2006	28.5 yrs.
Retail store in Wroclaw, Poland	8,242	3,600	10,306	—	(2,200)	3,238	8,468	11,706	859	Dec. 2007	40 yrs.
Office facility in Fort Worth, TX	34,218	4,600	37,580	—	—	4,600	37,580	42,180	1,801	Feb. 2010	40 yrs.
Warehouse/distribution facility in Mallorca, Spain	—	11,109	12,636	—	1,693	11,914	13,524	25,438	535	Jun. 2010	40 yrs.
Industrial and office facilities in San Diego, CA	33,752	7,247	29,098	953	(5,514)	4,761	27,023	31,784	785	May 2011	40 yrs.

	$ 286,216	$120,905	$526,762	$57,384	$(58,569)	$111,483	$534,999	$646,482	$118,054

W. P. Carey 2011 10-K — 109

		Initial Cost to Company		Costs Capitalized Subsequent to	Decrease in Net	Gross Amount at which Carried at Close of	Date
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Period Total	Acquired
Direct Financing Method:
Retail stores in several cities in the following states: Alabama, Florida, Georgia, Illinois, Louisiana, Missouri, New Mexico, North Carolina, South Carolina and Texas	$577	$—	$16,416	$—	$(384)	$16,032	Jan. 1998
Office and industrial facilities in Glendora, CA and Romulus, MI	—	454	13,251	9	(2,408)	11,306	Jan. 1998
Industrial facilities in Thurmont, MD and Farmington, NY	—	729	6,093	—	(139)	6,683	Jan. 1998
Industrial facilities in Irving and Houston, TX	20,828	—	27,599	—	(3,620)	23,979	Jan. 1998

	$21,405	$1,183	$63,359	$9	$(6,551)	$58,000

		Initial Cost to Company			Costs Capitalized	Decrease	Gross Amount at which Carried at Close of Period (c)						Life on which Depreciation in Latest Statement of
Description	Encumbrances	Land	Buildings	Personal Property	Subsequent to Acquisition (a)	in Net Investments (b)	Land	Buildings	Personal Property	Total	Accumulated Depreciation (c)	Date Acquired	Income is Computed
Operating Real Estate:
Hotel located in Livonia, MI	$—	$2,765	$11,087	$3,816	$18,623	$(9,972)	$2,765	$14,086	$9,468	$26,319	$10,093	Jan. 1998	7-40 yrs.
Self storage facilities in Taunton, North Andover, North Billerica and Brockton, MA	9,722	4,300	12,274	—	223	(478)	4,300	12,019	—	16,319	1,697	Dec. 2006	25-40 yrs.
Self storage facility in Newington, CT	2,115	520	2,973	—	231	(121)	520	3,083	—	3,603	388	Dec. 2006	40 yrs.
Self storage facility in Killeen, TX	3,290	1,230	3,821	—	337	(179)	1,230	3,979	—	5,209	525	Dec. 2006	30 yrs.
Self storage facility in Rohnert Park, CA	3,169	1,761	4,989	—	39	—	1,761	5,028	—	6,789	620	Jan. 2007	40 yrs.
Self storage facility in Fort Worth, TX	2,192	1,030	4,176	—	33	—	1,030	4,209	—	5,239	521	Jan. 2007	40 yrs.
Self storage facility in Augusta, GA	1,912	970	2,442	—	48	—	970	2,490	—	3,460	304	Feb. 2007	39 yrs.
Self storage facility in Garland, TX	1,464	880	3,104	—	56	—	880	3,160	—	4,040	381	Feb. 2007	40 yrs.
Self storage facility in Lawrenceville, GA	2,360	1,410	4,477	—	83	—	1,411	4,559	—	5,970	592	Mar. 2007	37 yrs.
Self storage facility in Fairfield, OH	1,860	540	2,640	—	19	—	540	2,659	—	3,199	420	Apr. 2007	30 yrs.
Self storage facility in Tallahassee, FL	3,701	850	5,736	—	7	—	850	5,743	—	6,593	665	Apr. 2007	40 yrs.
Self storage facility in Lincolnshire, IL	1,993	1,477	1,519	—	67	—	1,477	1,586	—	3,063	127	Jul. 2010	18 yrs.
Self storage facility in Chicago, IL	1,715	823	912	—	623	—	823	1,535	—	2,358	154	Jul. 2010	15 yrs.
Self storage facility in Chicago, IL	1,438	700	733	—	512	—	700	1,245	—	1,945	122	Jul. 2010	15 yrs.
Self storage facility in Bedford Park, IL	1,746	809	1,312	—	179	—	809	1,491	—	2,300	112	Jul. 2010	20 yrs.
Self storage facility in Bentonville, AR	2,056	1,050	1,323	—	4	—	1,050	1,327	—	2,377	74	Sep. 2010	24 yrs.
Self storage facility in Tallahassee, FL	3,899	570	3,447	—	26	—	570	3,473	—	4,043	144	Sep. 2010	30 yrs.
Self storage facility in Pensacola, FL	1,838	560	2,082	—	5	—	560	2,087	—	2,647	87	Sep. 2010	30 yrs.
Self storage facility in Chicago, IL	2,118	1,785	2,617	—	—	—	1,785	2,617	—	4,402	95	Oct. 2010	32 yrs.

	$48,588	$24,030	$71,664	$3,816	$21,115	$(10,750)	$24,031	$76,376	$9,468	$109,875	$17,121

W. P. Carey 2011 10-K — 110

W. P. CAREY & CO. LLC

NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

(a)	Consists of the cost of improvements and acquisition costs subsequent to acquisition, including legal fees, appraisal fees, title costs, other related professional fees and purchases of furniture, fixtures, equipment and improvements at the hotel properties.
(b)	The increase (decrease) in net investment is primarily due to (i) the amortization of unearned income from net investment in direct financing leases, which produces a periodic rate of return that at times may be greater or less than lease payments received, (ii) sales of properties, (iii) impairment charges, (iv) changes in foreign currency exchange rates, and (v) adjustments in connection with purchasing certain noncontrolling interests.
(c)	Reconciliation of real estate and accumulated depreciation (see below):

	000000000	000000000	000000000
	Reconciliation of Real Estate Subject to Operating Leases
	Years Ended December 31,
	2011	2010	2009
Balance at beginning of year	$560,592	$525,607	$603,044
Additions	107,484	67,787	4,754
Dispositions	(22,106)	(18,896)	(46,951)
Foreign currency translation adjustment	(1,837)	(2,142)	966
Reclassification from (to) equity investment, direct financing lease,intangible assets or assets held for sale	20,105	1,790	(28,977)
Deconsolidation of real estate asset	(5,938)	—	—
Impairment charges	(11,818)	(13,554)	(7,229)

Balance at end of year	$646,482	$560,592	$525,607

	00000000	00000000	00000000
	Reconciliation of Accumulated Depreciation for
	Real Estate Subject to Operating Leases
	Years Ended December 31,
	2011	2010	2009
Balance at beginning of year	$108,032	$100,247	$103,249
Depreciation expense	15,179	13,437	12,841
Dispositions	(5,785)	(5,000)	(9,677)
Foreign currency translation adjustment	(396)	(839)	285
Reclassification from (to) equity investment, direct financing lease,intangible assets or assets held for sale	2,339	187	(6,451)
Deconsolidation of real estate asset	(1,315)	—	—

Balance at end of year	$118,054	$108,032	$100,247

	00.0000000	00.0000000	00.0000000
	Reconciliation of Operating Real Estate
	Years Ended December 31,
	2011	2010	2009
Balance at beginning of year	$109,851	$85,927	$84,547
Additions/Capital expenditures	24	23,924	1,380

Balance at end of year	$109,875	$109,851	$85,927

	00.0000000	00.0000000	00.0000000
	Reconciliation of Accumulated Depreciation for
	Operating Real Estate
	Years Ended December 31,
	2011	2010	2009
Balance at beginning of year	$14,280	$12,039	$10,013
Depreciation expense	2,841	2,241	2,026

Balance at end of year	$17,121	$14,280	$12,039

At December 31, 2011, the aggregate cost of real estate that we and our consolidated subsidiaries own for federal income tax purposes was approximately $824.3 million.

W. P. Carey 2011 10-K — 111

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2011 at a reasonable level of assurance.

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

We assessed the effectiveness of our internal control over financial reporting at December 31, 2011. In making this assessment, we used criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, at December 31, 2011, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting at December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report in Item 8.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

W. P. Carey 2011 10-K — 112

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2012 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 11.	Executive Compensation.

This information will be contained in our definitive proxy statement for the 2012 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2012 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2012 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 14.	Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for the 2012 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

W. P. Carey 2011 10-K — 113

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) and (2) — Financial statements and schedules — see index to financial statements and schedules included in Item 8.

Other Financial Statements:

Corporate Property Associates 16 – Global Incorporated

(3)	Exhibits:

The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Limited Liability Company Agreement	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed August 9, 2006

3.2	Amended and Restated Bylaws	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009

4.1	Form of Listed Share Stock Certificate	Incorporated by reference to Registration Statement on Form S-4 (No. 333-37901) filed October 15, 1997

10.1	Management Agreement Between Carey Management LLC and the Company	Incorporated by reference to Registration Statement on Form S-4 (No. 333-37901) filed October 15, 1997

10.2	1997 Non-Employee Directors’ Incentive Plan (Amended and restated as of April 23, 2007) *	Incorporated by reference to Schedule 14A filed April 30, 2007

10.3	W. P. Carey & Co. LLC 1997 Share Incentive Plan (Amended through June 11, 2009) (the “1997 Share Incentive Plan”) *	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009

10.4	W. P. Carey & Co. Long-Term Incentive Program	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2008 filed March 2, 2009

10.5	W. P. Carey & Co. LLC Deferred Compensation Plan for Employees *	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2008 filed March 2, 2009

10.6	W. P. Carey & Co. LLC 2009 Share Incentive Plan (the “2009 Share Incentive Plan”) *	Incorporated by reference to Exhibit A to definitive proxy statement filed April 30, 2009 (the “2009 Proxy Statement”)

10.7	Form of Share Option Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009

10.8	Form of Restricted Share Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009

10.9	Form of Restricted Share Unit Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009

10.10	Form of Long-Term Performance Share Unit Award Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009

10.11	W. P. Carey & Co. LLC 2009 Non-Employee Directors’ Incentive Plan (the “2009 Directors Plan”) *	Incorporated by reference to Exhibit B to the 2009 Proxy Statement

10.12	Form of Restricted Share Unit Agreement under the 2009 Directors Plan *	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009

W. P. Carey 2011 10-K — 114

Exhibit No.	Description	Method of Filing
10.13	Amended and Restated Advisory Agreement dated as of October 1, 2009 between Corporate Property Associates 15 Incorporated and Carey Asset Management Corp.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed November 6, 2009

10.14	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 15 Incorporated and W. P. Carey & Co. B. V.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed August 8, 2008

10.15	Amended and Restated Advisory Agreement dated as of October 1, 2009 between Corporate Property Associates 17 – Global Incorporated and Carey Asset Management Corp.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed November 6, 2009

10.16	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 17 – Global Incorporated and W. P. Carey & Co. B. V.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed August 8, 2008

10.17	Advisory Agreement dated September 15, 2010 between Carey Watermark Investors Incorporated, CWI OP, LP, and Carey Lodging Advisors, LLC	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 5, 2010

10.18	Agreement and Plan of Merger dated as of December 13, 2010 by and among Corporate Property Associates 14 Incorporated, Corporate Property Associates 16 – Global Incorporated, CPA 16 Merger Sub Inc., a subsidiary of CPA ®:16, CPA 16 Holdings Inc., CPA 16 Acquisition Inc., CPA 14 Sub Inc., W. P. Carey & Co. LLC, and, for the limited purposes set forth therein, Carey Asset Management Corp. and W. P. Carey & Co. B. V., each a subsidiary of W. P. Carey	Incorporated by reference to the Current Report on Form 8-K filed December 14, 2010

10.19	Sale and Purchase Agreement dated as of December 13, 2010 by and among Corporate Property Associates 14 Incorporated and W. P. Carey & Co. LLC	Incorporated by reference to the Current Report on Form 8-K filed December 14, 2010

10.20	Amended and Restated Advisory Agreement, dated May 2, 2011, by and among Carey Asset Management Corp., Corporate Property Associates 16 – Global Incorporated and CPA 16 LLC	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed May 6, 2011 by Corporate Property Associates 16 – Global Incorporated, Commission File No. 001-32162

10.21	Asset Management Agreement, dated May 2, 2011, by and among W. P. Carey & Co. B.V., Corporate Property Associates 16 – Global Incorporated and CPA 16 LLC	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed August 9, 2011

10.22	Credit Agreement dated as of December 28, 2011, by and among the Borrowers set forth therein, W. P. Carey & Co. LLC as guarantor, the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent	Incorporated by reference to the Current Report on Form 8-K filed January 4, 2012

W. P. Carey 2011 10-K — 115

Exhibit No.	Description	Method of Filing
10.23	Agreement and Plan of Merger Agreement dated as of February 17, 2012, by and among W. P. Carey & Co. LLC and W. P. Carey REIT, Inc.	Incorporated by reference to the Current Report on Form 8-K filed February 21, 2012

10.24	Agreement and Plan of Merger dated as of February 17, 2012, by and between Corporate Property Associates 15 Incorporated, CPA 15 Holdco, Inc., W. P. Carey & Co. LLC, W. P. Carey REIT, Inc., CPA 15 Merger Sub Inc., a subsidiary of W. P. Carey REIT, Inc., and, for the limited purposes set forth therein, Carey Asset Management Corp. and W. P. Carey & Co. B.V., each a subsidiary of W. P. Carey & Co. LLC.	Incorporated by reference to the Current Report on Form 8-K filed February 21, 2012

10.25	Amended and Restated Credit Agreement dated as of February 17, 2012, by and among the Borrowers set forth therein, W. P. Carey & Co. LLC as guarantor, the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent.	Incorporated by reference to the Current Report on Form 8-K filed February 21, 2012

21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Director and Officer Indemnification Policy	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009

99.2	Financial Statements and Supplemental Data of Corporate Property Associates 16 – Global Incorporated	Incorporated by reference to Item 8 of the Annual Report on Form 10-K filed February 29, 2012 by Corporate Property Associates 16 – Global Incorporated, Commission File No. 001-32162

W. P. Carey 2011 10-K — 116

Exhibit No.	Description	Method of Filing
101	The following materials from W. P. Carey & Co. LLC’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011 and 2010, (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Equity for the years ended December 31, 2011, 2010 and 2009, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (vi) Notes to Consolidated Financial Statements, (vii) Schedule III – Real Estate and Accumulated Depreciations, and (viii) Notes to Schedule III.**	Filed herewith

*	The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b)(10)(iii) of SEC Regulation S-K.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

W. P. Carey 2011 10-K — 117

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey & Co. LLC
Date February 29, 2012
	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Trevor P. Bond	Chief Executive Officer	February 29, 2012
Trevor P. Bond	(Principal Executive Officer)

/s/ Mark J. DeCesaris	Managing Director and Chief Financial Officer	February 29, 2012
Mark J. DeCesaris	(Principal Financial Officer)

/s/ Hisham A. Kader	Senior Vice President and Corporate Controller	February 29, 2012
Hisham A. Kader	(Principal Accounting Officer)

/s/ Benjamin H. Griswold, IV	Chairman of the Board and Director	February 29, 2012
Benjamin H. Griswold, IV

/s/ Francis J. Carey	Director	February 29, 2012
Francis J. Carey

/s/ Nathaniel S. Coolidge	Director	February 29, 2012
Nathaniel S. Coolidge

/s/ Eberhard Faber IV	Director	February 29, 2012
Eberhard Faber IV

/s/ Axel K.A. Hansing	Director	February 29, 2012
Axel K.A. Hansing

/s/ Dr. Karsten von Köller	Director	February 29, 2012
Dr. Karsten von Köller

/s/ Richard C. Marston	Director	February 29, 2012
Richard C. Marston

/s/ Robert E. Mittelstaedt	Director	February 29, 2012
Robert E. Mittelstaedt

/s/ Nicolaas J.M. van Ommen	Director	February 29, 2012
Nicolaas J.M. van Ommen

/s/ Charles E. Parente	Director	February 29, 2012
Charles E. Parente

/s/ Reginald Winssinger	Director	February 29, 2012
Reginald Winssinger

W. P. Carey 2011 10-K — 118

EXHIBIT INDEX

The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Limited Liability Company Agreement	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed August 9, 2006

3.2	Amended and Restated Bylaws	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009

4.1	Form of Listed Share Stock Certificate	Incorporated by reference to Registration Statement on Form S-4 (No. 333-37901) filed October 15, 1997

10.1	Management Agreement Between Carey Management LLC and the Company	Incorporated by reference to Registration Statement on Form S-4 (No. 333-37901) filed October 15, 1997

10.2	1997 Non-Employee Directors’ Incentive Plan (Amended and restated as of April 23, 2007) *	Incorporated by reference to Schedule 14A filed April 30, 2007

10.3	W. P. Carey & Co. LLC 1997 Share Incentive Plan (Amended through June 11, 2009) (the “1997 Share Incentive Plan”) *	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009

10.4	W. P. Carey & Co. Long-Term Incentive Program	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2008 filed March 2, 2009

10.5	W. P. Carey & Co. LLC Deferred Compensation Plan for Employees *	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2008 filed March 2, 2009

10.6	W. P. Carey & Co. LLC 2009 Share Incentive Plan (the “2009 Share Incentive Plan”) *	Incorporated by reference to Exhibit A to definitive proxy statement filed April 30, 2009 (the “2009 Proxy Statement”)

10.7	Form of Share Option Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009

10.8	Form of Restricted Share Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009

10.9	Form of Restricted Share Unit Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009

10.10	Form of Long-Term Performance Share Unit Award Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009

10.11	W. P. Carey & Co. LLC 2009 Non-Employee Directors’ Incentive Plan (the “2009 Directors Plan”) *	Incorporated by reference to Exhibit B to the 2009 Proxy Statement

10.12	Form of Restricted Share Unit Agreement under the 2009 Directors Plan *	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009

W. P. Carey 2011 10-K — 119

Exhibit No.	Description	Method of Filing
10.13	Amended and Restated Advisory Agreement dated as of October 1, 2009 between Corporate Property Associates 15 Incorporated and Carey Asset Management Corp.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed November 6, 2009

10.14	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 15 Incorporated and W. P. Carey & Co. B. V.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed August 8, 2008

10.15	Amended and Restated Advisory Agreement dated as of October 1, 2009 between Corporate Property Associates 17 – Global Incorporated and Carey Asset Management Corp.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed November 6, 2009

10.16	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 17 – Global Incorporated and W. P. Carey & Co. B. V.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed August 8, 2008

10.17	Advisory Agreement dated September 15, 2010 between Carey Watermark Investors Incorporated, CWI OP, LP, and Carey Lodging Advisors, LLC	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 5, 2010

10.18	Agreement and Plan of Merger dated as of December 13, 2010 by and among Corporate Property Associates 14 Incorporated, Corporate Property Associates 16 – Global Incorporated, CPA 16 Merger Sub Inc., a subsidiary of CPA ®:16, CPA 16 Holdings Inc., CPA 16 Acquisition Inc., CPA 14 Sub Inc., W. P. Carey & Co. LLC, and, for the limited purposes set forth therein, Carey Asset Management Corp. and W. P. Carey & Co. B. V., each a subsidiary of W. P. Carey	Incorporated by reference to the Current Report on Form 8-K filed December 14, 2010

10.19	Sale and Purchase Agreement dated as of December 13, 2010 by and among Corporate Property Associates 14 Incorporated and W. P. Carey & Co. LLC	Incorporated by reference to the Current Report on Form 8-K filed December 14, 2010

10.20	Amended and Restated Advisory Agreement, dated May 2, 2011, by and among Carey Asset Management Corp., Corporate Property Associates 16 – lobal Incorporated and CPA 16 LLC	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed May 6, 2011 by Corporate Property Associates 16 – lobal Incorporated, Commission File No. 001-32162

10.21	Asset Management Agreement, dated May 2, 2011, by and among W. P. Carey & Co. B.V., Corporate Property Associates 16 – Global Incorporated and CPA 16 LLC	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed August 9, 2011

10.22	Credit Agreement dated as of December 28, 2011, by and among the Borrowers set forth therein, W. P. Carey & Co. LLC as guarantor, the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent	Incorporated by reference to the Current Report on Form 8-K filed January 4, 2012

W. P. Carey 2011 10-K — 120

Exhibit No.	Description	Method of Filing
10.23	Agreement and Plan of Merger Agreement dated as of February 17, 2012, by and among W. P. Carey & Co. LLC and W. P. Carey REIT, Inc.	Incorporated by reference to the Current Report on Form 8-K filed February 21, 2012

10.24	Agreement and Plan of Merger dated as of February 17, 2012, by and between Corporate Property Associates 15 Incorporated, CPA 15 Holdco, Inc., W. P. Carey & Co. LLC, W. P. Carey REIT, Inc., CPA 15 Merger Sub Inc., a subsidiary of W. P. Carey REIT, Inc., and, for the limited purposes set forth therein, Carey Asset Management Corp. and W. P. Carey & Co. B.V., each a subsidiary of W. P. Carey & Co. LLC.	Incorporated by reference to the Current Report on Form 8-K filed February 21, 2012

10.25	Amended and Restated Credit Agreement dated as of February 17, 2012, by and among the Borrowers set forth therein, W. P. Carey & Co. LLC as guarantor, the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent.	Incorporated by reference to the Current Report on Form 8-K filed February 21, 2012

21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Director and Officer Indemnification Policy	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009

99.2	Financial Statements and Supplemental Data of Corporate Property Associates 16—Global Incorporated	Incorporated by reference to Item 8 of the Annual Report on Form 10-K filed February 29, 2012 by Corporate Property Associates 16 – Global Incorporated, Commission File No. 001-32162

W. P. Carey 2011 10-K — 121

Exhibit No.	Description	Method of Filing
101	The following materials from W. P. Carey & Co. LLC’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011 and 2010, (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Equity for the years ended December 31, 2011, 2010 and 2009, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (vi) Notes to Consolidated Financial Statements, (vii) Schedule III – Real Estate and Accumulated Depreciations, and (viii) Notes to Schedule III.**	Filed herewith

*	The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b)(10)(iii) of SEC Regulation S-K.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

W. P. Carey 2011 10-K — 122