Form 10-Q
period 2012-03-31
W P CAREY & CO LLC
filed 2012-05-08
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Registrant has 40,312,460 shares of common stock, no par value, outstanding at May 1, 2012.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on February 29, 2012 (the “2011 Annual Report”). We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2011 Annual Report. There has been no significant change in our critical accounting estimates.

W. P. Carey 3/31/2012 10-Q — 1

PART I

Item  1. Financial Statements

W. P. CAREY & CO. LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)

	March 31, 2012	December 31, 2011
Assets
Investments in real estate:
Real estate, at cost (inclusive of amounts attributable to consolidated variable interest entities (“VIEs”) of $41,032 and $41,032, respectively)	$614,052	$646,482
Operating real estate, at cost (inclusive of amounts attributable to consolidated VIEs of $26,327 and $26,318, respectively)	109,907	109,875
Accumulated depreciation (inclusive of amounts attributable to consolidated VIEs of $22,839 and $22,350, respectively)	(126,081)	(135,175)

Net investments in properties	597,878	621,182
Net investments in direct financing leases	58,064	58,000
Assets held for sale	13,422	-
Equity investments in real estate and the REITs	541,457	538,749

Net investments in real estate	1,210,821	1,217,931
Cash and cash equivalents (inclusive of amounts attributable to consolidated VIEs of $325 and $230, respectively)	30,713	29,297
Due from affiliates	34,233	38,369
Intangible assets and goodwill, net	123,294	125,957
Other assets, net (inclusive of amounts attributable to consolidated VIEs of $2,700 and $2,773, respectively)	59,925	51,069

Total assets	$1,458,986	$1,462,623

Liabilities and Equity
Liabilities:
Non-recourse and limited-recourse debt (inclusive of amounts attributable to consolidated VIEs of $14,167 and $14,261, respectively)	$354,722	$356,209
Line of credit	248,160	233,160
Accounts payable, accrued expenses and other liabilities (inclusive of amounts attributable to consolidated VIEs of $1,526 and $1,651, respectively)	62,263	82,055
Income taxes, net	46,070	44,783
Distributions payable	22,852	22,314

Total liabilities	734,067	738,521

Redeemable noncontrolling interest	6,929	7,700

Commitments and contingencies (Note 10)

Equity:
W. P. Carey members’ equity:
Listed shares, no par value, 100,000,000 shares authorized; 40,312,460 and 39,729,018 shares issued and outstanding, respectively	790,180	779,071
Distributions in excess of accumulated earnings	(108,100)	(95,046)
Deferred compensation obligation	7,691	7,063
Accumulated other comprehensive loss	(5,976)	(8,507)

Total W. P. Carey members’ equity	683,795	682,581
Noncontrolling interests	34,195	33,821

Total equity	717,990	716,402

Total liabilities and equity	$1,458,986	$1,462,623

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2012 10-Q — 2

W. P. CAREY & CO. LLC

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues
Asset management revenue	$15,602	$19,820
Structuring revenue	7,638	15,945
Wholesaling revenue	3,787	3,280
Reimbursed costs from affiliates	18,737	17,719
Lease revenues	17,653	13,872
Other real estate income	5,992	5,283

	69,409	75,919

Operating Expenses
General and administrative	(26,909)	(21,323)
Reimbursable costs	(18,737)	(17,719)
Depreciation and amortization	(6,864)	(4,680)
Property expenses	(2,698)	(3,049)
Other real estate expenses	(2,499)	(2,557)
Impairment charges	(3,299)	-

	(61,006)	(49,328)

Other Income and Expenses
Other interest income	503	675
Income from equity investments in real estate and the REITs	13,986	6,216
Other income and (expenses)	306	481
Interest expense	(7,345)	(4,316)

	7,450	3,056

Income from continuing operations before income taxes	15,853	29,647
Provision for income taxes	(1,695)	(7,567)

Income from continuing operations	14,158	22,080

Discontinued Operations
Income from operations of discontinued properties	117	755
(Loss) gain on sale of real estate	(181)	781
Impairment charge	(2,425)	-

(Loss) income from discontinued operations	(2,489)	1,536

Net Income	11,669	23,616
Add: Net loss attributable to noncontrolling interests	578	330
Less: Net loss (income) attributable to redeemable noncontrolling interest	43	(603)

Net Income Attributable to W. P. Carey Members	$12,290	$23,343

Basic Earnings Per Share
Income from continuing operations attributable to W. P. Carey members	$0.36	$0.54
(Loss) income from discontinued operations attributable to W. P. Carey members	(0.06)	0.04

Net income attributable to W. P. Carey members	$0.30	$0.58

Diluted Earnings Per Share
Income from continuing operations attributable to W. P. Carey members	$0.36	$0.54
(Loss) income from discontinued operations attributable to W. P. Carey members	(0.06)	0.04

Net income attributable to W. P. Carey members	$0.30	$0.58

Weighted Average Shares Outstanding
Basic	40,037,496	39,738,207

Diluted	40,487,652	40,242,706

Amounts Attributable to W. P. Carey Members
Income from continuing operations, net of tax	$14,779	$21,807
(Loss) income from discontinued operations, net of tax	(2,489)	1,536

Net income	$12,290	$23,343

Distributions Declared Per Share	$0.565	$0.512

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2012 10-Q — 3

W. P. CAREY & CO. LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Net Income	$11,669	$23,616
Other Comprehensive Income:
Foreign currency translation adjustments	2,518	5,725
Unrealized gain on derivative instruments	356	822
Change in unrealized appreciation on marketable securities	(3)	(1)

	2,871	6,546

Comprehensive Income	14,540	30,162

Amounts Attributable to Noncontrolling Interests:
Net loss	578	330
Foreign currency translation adjustments	(331)	(775)

Comprehensive loss (income) attributable to noncontrolling interests	247	(445)

Amounts Attributable to Redeemable Noncontrolling Interest:
Net loss (income)	43	(603)
Foreign currency translation adjustments	(9)	(7)

Comprehensive loss (income) attributable to redeemable noncontrolling interest	34	(610)

Comprehensive Income Attributable to W. P. Carey Members	$14,821	$29,107

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2012 10-Q — 4

W. P. CAREY & CO. LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash Flows — Operating Activities
Net income	$11,669	$23,616
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	7,881	5,457
Income from equity investments in real estate and the REITs (in excess of) less than distributions received	(1,716)	265
Straight-line rent and financing lease adjustments	(1,135)	(373)
Amortization of deferred revenue	(2,359)	-
Loss (gain) on sale of real estate	181	(781)
Unrealized gain on foreign currency transactions and others	(212)	(210)
Realized gain on foreign currency transactions and others	(75)	(213)
Management income received in shares of affiliates	(6,889)	(10,083)
Impairment charges	5,724	-
Stock-based compensation expense	5,261	2,451
Deferred acquisition revenue received	8,722	11,103
Increase in structuring revenue receivable	(3,916)	(7,305)
Decrease in income taxes, net	(5,663)	(1,956)
Net changes in other operating assets and liabilities	(21,533)	(15,285)

Net cash (used in) provided by operating activities	(4,060)	6,686

Cash Flows — Investing Activities
Distributions received from equity investments in real estate and the REITs in excess of equity income	7,370	2,795
Capital contributions to equity investments	(90)	(2,297)
Capital expenditures	(1,481)	(880)
Proceeds from sale of real estate	2,422	9,187
Proceeds from sale of securities	11	120
Funds placed in escrow	(722)	(148)
Funds released from escrow	1,954	363

Net cash provided by investing activities	9,464	9,140

Cash Flows — Financing Activities
Distributions paid	(22,792)	(20,259)
Contributions from noncontrolling interests	750	617
Distributions paid to noncontrolling interests	(992)	(1,425)
Scheduled payments of mortgage principal	(2,357)	(7,294)
Proceeds from mortgage financing	-	1,135
Proceeds from line of credit	15,000	90,000
Repayments of line of credit	-	(110,000)
(Payment) refund of financing costs	(75)	53
Proceeds from issuance of shares	4,249	-
Payment of tax withholding liability related to stock-based compensation awards	(2,553)	-
Windfall tax benefit associated with stock-based compensation awards	4,597	293

Net cash used in financing activities	(4,173)	(46,880)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	185	439

Net increase (decrease) in cash and cash equivalents	1,416	(30,615)
Cash and cash equivalents, beginning of period	29,297	64,693

Cash and cash equivalents, end of period	$30,713	$34,078

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2012 10-Q — 5

W. P. CAREY & CO. LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business

W. P. Carey & Co. LLC (“W. P. Carey” and, together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) provides long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and manages a global investment portfolio. We invest primarily in commercial properties domestically and internationally that are generally triple-net leased to single corporate tenants, which requires each tenant to pay substantially all of the costs associated with operating and maintaining the property. We also earn revenue as the advisor to publicly-owned, non-listed real estate investment trusts, which are sponsored by us under the Corporate Property Associates brand name (the “CPA® REITs”) and invest in similar properties. At March 31, 2012, we were the advisor to the following CPA® REITs: Corporate Property Associates 15 Incorporated (“CPA®:15”), Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global”) and Corporate Property Associates 17 – Global Incorporated (“CPA®:17 – Global”). We are also the advisor to Carey Watermark Investors Incorporated (“CWI” and, together with the CPA® REITs, the “REITs”), which we formed in March 2008 for the purpose of acquiring interests in lodging and lodging-related properties. At March 31, 2012, we owned and/or managed more than 970 properties domestically and internationally. Our owned portfolio was comprised of our full or partial ownership interest in 156 properties, substantially all of which were net leased to 72 tenants, and totaled approximately 12 million square feet (on a pro rata basis) with an occupancy rate of approximately 93%. In addition, through our consolidated subsidiaries, Carey Storage Management LLC (“Carey Storage”) and Livho, Inc. (“Livho”), we had interests in 21 self-storage properties and a hotel property, respectively, for an aggregate of approximately 0.8 million square feet (on a pro rata basis) at March 31, 2012.

On February 17, 2012, we and CPA®:15 entered into a definitive agreement pursuant to which CPA®:15 will merge with and into one of our newly formed subsidiaries, W. P. Carey Inc. (the “Proposed Merger”) (Note 3). The closing of the Proposed Merger is subject to customary closing conditions, including the approval of our shareholders and the stockholders of CPA®:15. Upon approval of the Proposed Merger and immediately prior thereto, we intend to reorganize as a real estate investment trust (the “Proposed REIT Reorganization”). The Proposed REIT Reorganization is an internal reorganization of our corporate structure into a real estate investment trust to hold substantially all of our real estate assets attributable to our Real Estate Ownership segment, including the assets held by CPA®:15, while the activities conducted by our Investment Management segment subsidiaries will be organized under taxable real estate investment trust subsidiaries (“TRSs”).

Primary Business Segments

Investment Management — We structure and negotiate investments and debt placement transactions for the REITs, for which we earn structuring revenue, and manage their portfolios of real estate investments, for which we earn asset-based management and performance revenue. We earn asset-based management and performance revenue from the REITs based on the value of their real estate-related, self-storage-related and lodging-related assets under management. As funds available to the REITs are invested, the asset base from which we earn revenue increases. In addition, we also receive a percentage of distributions of available cash as defined in the respective advisory agreements from the operating partnerships of CPA®:16 – Global, CPA®:17 – Global and CWI. We may also earn incentive and disposition revenue and receive other compensation in connection with providing liquidity alternatives to the REITs’ shareholders.

Real Estate Ownership — We own and invest in commercial properties in the United States of America (“U.S.”) and the European Union that are then leased to companies, primarily on a triple-net lease basis. We may also invest in other properties if opportunities arise. We own interests in the REITs and account for these interests under the equity method of accounting. The equity income or loss from the REITs that is included in our Real Estate Ownership segment represents our proportionate share of the revenue less expenses of the net-leased properties held by the REITs. This treatment is consistent with that of our directly-owned properties.

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

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2011, which are included in our 2011 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

W. P. Carey 3/31/2012 10-Q — 6

Notes to Consolidated Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. The unaudited consolidated financial statements included in this Report have been retrospectively adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented.

Basis of Consolidation

The consolidated financial statements reflect all of our accounts, including those of our majority-owned and/or controlled subsidiaries. The portion of equity in a subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

We have investments in tenancy-in-common interests in various domestic and international properties. Consolidation of these investments is not required as they do not qualify as VIEs and do not meet the control requirement required for consolidation. Accordingly, we account for these investments using the equity method of accounting under current authoritative accounting guidance. We use the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment creates an opportunity for us to have significant influence on the operating and financial decisions of these investments and thereby creates some responsibility by us to achieve a return on our investment. Additionally, we own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in partnerships and limited liability companies that we do not control but over which we exercise significant influence. We account for these investments under the equity method of accounting. At times the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits.

Counterparty Credit Risk Portfolio Exception Election

Effective January 1, 2011, or the “effective date,” we have made an accounting policy election to use the exception in Accounting Standards Codification 820-10-35-18D, the “portfolio exception,” with respect to measuring counterparty credit risk for derivative instruments, consistent with the guidance in 820-10-35-18G. We manage credit risk for our derivative positions on a counterparty-by-counterparty basis (that is, on the basis of its net portfolio exposure with each counterparty), consistent with our risk management strategy for such transactions. We manage credit risk by considering indicators of risk such as credit ratings, and by negotiating terms in our International Swaps and Derivatives Association, Inc. (“ISDA”) master netting arrangements with each individual counterparty. Credit risk plays a central role in the decision of which counterparties to consider for such relationships and when deciding with whom it will enter into derivative transactions. Since the effective date, we have monitored and measured credit risk and calculated credit valuation adjustments for our derivative transactions on the basis of its relationships at ISDA master netting arrangement level. We receive reports from an independent third-party valuation specialist on quarterly basis providing the credit valuation adjustments at the counterparty portfolio level for purposes of reviewing and managing our credit risk exposures. Since the portfolio exception applies only to the fair value measurement and not to financial statement presentation, the portfolio-level adjustments are then allocated in a reasonable and consistent manner each period to the individual assets or liabilities that make up the group, in accordance with other applicable accounting guidance and our accounting policy elections. Derivative transactions are measured at fair value in the statement of financial position each reporting period. We note that key market participants take into account the existence of such arrangements that mitigate credit risk exposure in the event of default. As such, we elect to apply the portfolio exception in 820-10-35-18D with respect to measuring counterparty credit risk for all of our derivative transactions subject to master netting arrangements.

W. P. Carey 3/31/2012 10-Q — 7

Notes to Consolidated Financial Statements

Note 3. Agreements and Transactions with Related Parties

Advisory Agreements with the REITs

We have advisory agreements with each of the REITs pursuant to which we earn certain fees or are entitled to receive distributions of cash flow. The CPA® REIT advisory agreements that are currently in place are scheduled to expire on the earlier of the date that the Proposed Merger is consummated or September 30, 2012 unless otherwise renewed. The CWI advisory agreement that is currently in place is scheduled to expire on September 30, 2012 unless otherwise renewed. The following table presents a summary of revenue earned and/or cash received from the REITs in connection with providing services as the advisor to the REITs (in thousands):

	Three Months Ended March 31,
	2012	2011
Asset management revenue (a)	$15,602	$19,820
Structuring revenue (b)	7,638	15,945
Wholesaling revenue (c)	3,787	3,280
Reimbursed costs from affiliates (c)	18,737	17,719
Distributions of available cash (d)	6,974	1,815
Deferred revenue earned (e)	2,123	-

	$54,861	$58,579

(a)

We earn asset management revenue from each REIT, which is based on average invested assets and is calculated according to the advisory agreement with each REIT. For CPA®:16 – Global prior to its merger with Corporate Property Associates 14 Incorporated (“CPA®:14”) in May 2011 (the “CPA®:14/16 Merger”) and for CPA®:15, this revenue generally totals 1% per annum, with a portion of this revenue, or 0.5%, contingent upon the achievement of specific performance criteria. For CPA®:16 – Global subsequent to the CPA®:14/16 Merger, we earn asset management revenue of 0.5% of average invested assets. For CPA®:17 – Global, we earn asset management revenue ranging from 0.5% of average market value for long-term net leases and certain other types of real estate investments up to 1.75% of average equity value for certain type of securities. For CWI, we earn asset management revenue of 0.5% of the average market value of lodging-related investments. We do not earn performance revenue from CPA®:17 – Global, CWI and, subsequent to the CPA®:14/16 Merger, from CPA®:16 – Global, but we receive up to 10% of distributions of available cash from their operating partnerships. Under the terms of the advisory agreements, we may elect to receive cash or shares for any revenue from each REIT. In 2012, we elected to receive all asset management and performance revenue from CPA®:15 in cash, while for CPA®:16 – Global, we elected to receive 50% of asset management revenue in shares with the remaining 50% payable in cash. For CPA®:17 – Global and CWI, we elected to receive asset management revenue in their shares.

(b)

We earn revenue in connection with structuring and negotiating investments and related mortgage financing for the REITs. We may receive acquisition revenue of up to 4.5% of the total cost of all investments made by the CPA® REITs. A portion of this revenue (generally 2.5%) is paid when the transaction is completed, while the remainder (generally 2%) is payable in annual installments. For CWI, we earn initial acquisition revenue of 2.5% of the total investment cost of the properties acquired and loans originated by us not to exceed 6% of the aggregate contract purchase price of all investments and loans and we do not earn deferred acquisition revenue.

Unpaid transaction fees, including accrued interest, are included in Due from affiliates in the consolidated financial statements. Unpaid transaction fees bear interest at annual rates ranging from 5% to 7%. The following tables present the amount of unpaid transaction fees and interest earned on these fees (in thousands):

	March 31, 2012	December 31, 2011
Unpaid deferred acquisition fees	$24,604	$29,410

	Three Months Ended March 31,
	2012	2011
Interest earned on unpaid deferred acquisition fees	$482	$332

W. P. Carey 3/31/2012 10-Q — 8

Notes to Consolidated Financial Statements

(c)

The REITs reimburse us for certain costs, primarily broker/dealer commissions paid on behalf of the REITs and marketing and personnel costs. In addition, we earn a selling commission of up to $0.65 per share sold and a dealer manager fee of up to $0.35 per share sold from CPA®:17 – Global. We also receive a selling commission of up to $0.70 per share sold and a dealer manager fee of up to $0.30 per share sold from CWI. We re-allow all or a portion of the dealer manager fees to selected dealers in the offerings. Dealer manager fees that are not re-allowed are classified as wholesaling revenue. Additionally, we earned a wholesaling fee of $0.15 per share sold in connection with CPA® 17 – Global’s initial public offering through April 7, 2011. We do not earn a wholesaling fee in connection with CPA® 17 – Global’s follow-on offering. Pursuant to the advisory agreement, upon reaching the minimum offering amount of $10.0 million on March 3, 2011, CWI became obligated to reimburse us for all organization costs and a portion of offering costs incurred in connection with its offering, up to a maximum amount (excluding selling commissions and the dealer manager fee) of 2% of the gross proceeds of its offering and distribution reinvestment plan. Through March 31, 2012, we have incurred organization and offering costs on behalf of CWI of approximately $5.1 million. However, at March 31, 2012, CWI was only obligated to reimburse us $1.2 million of these costs because of the 2% limitation described above, and $0.3 million had been reimbursed as of that date.

(d)

We receive distributions of our proportionate shares of earnings up to 10% of available cash, as defined in the respective advisory agreements, from the operating partnerships of CPA®:17 – Global, CWI and, subsequent to the CPA®:14/16 Merger in May 2011, CPA®:16 – Global. Amounts in the table above relate to CPA®:16 – Global and CPA®:17 – Global only. We have not yet earned or received any distributions of our proportionate share of earnings from CWI’s operating partnership because CWI had no available cash.

(e)

In connection with the CPA®:14/16 Merger, we acquired a special member interest in CPA®:16 – Global’s operating partnership during the second quarter of 2011. We initially recorded this special member interest at its fair value to be amortized into earnings over the expected period of performance.

Other Transactions with Affiliates

Proposed Merger

On February 17, 2012, we and CPA®:15 entered into a definitive agreement pursuant to which CPA®:15, our subsidiary W. P. Carey Inc. and other parties thereto pursuant to which, through a series of transactions, W. P. Carey Inc. will acquire CPA®:15 as an indirect subsidiary. In connection with the Proposed Merger, W. P. Carey Inc. filed a registration statement with the SEC regarding the shares of common stock to be issued to shareholders of CPA®:15 in the Proposed Merger. Special meetings will be scheduled to obtain the approval of CPA®:15’s shareholders of the Proposed Merger and the approval of our shareholders of the Proposed Merger and the Proposed REIT Reorganization. The closing of the Proposed Merger is subject to customary closing conditions. If the Proposed Merger is approved and the other closing conditions are met, we currently expect that the closing will occur by the third quarter of 2012, although there can be no assurance of such timing.

At March 31, 2012, CPA®:15’s portfolio was comprised of full or partial ownership interests in 313 properties, substantially all of which were triple-net leased to 76 tenants, and totaled approximately 28 million square foot (on a pro rata basis), with an occupancy rate of approximately 99%. At March 31, 2012, the leases had an average remaining life of 10.1 years and an estimated annual contractual minimum base rent of $226.8 million (on a pro rata basis). We expect to assume the related property debt comprised of 72 fixed-rate and eight variable-rate non-recourse mortgage loans with an estimated aggregate fair value of $1.2 billion and a weighted-average annual interest rate of 5.7% at March 31, 2012 (on a pro rata basis). During the quarter ended March 31, 2012, we earned $6.3 million in fees from CPA®:15 and recognized $1.1 million in equity earnings based on our ownership of shares in CPA®:15.

In the Proposed Merger, CPA®:15 shareholders will be entitled to receive $1.25 in cash and 0.2326 shares of our common stock for each share of CPA®:15 common stock owned, which equated to $11.73 per share of CPA®:15 common stock based on our $45.07 per share closing price as of February 17, 2012, the date that the merger agreement was signed. The estimated total Proposed Merger consideration includes cash of approximately $151.8 million and the issuance of approximately 28,241,000 of our shares, based on the total shares of CPA®:15 outstanding of 131,566,206, of which 10,153,074 shares were owned by us, on February 17, 2012. As a condition of the Proposed Merger, we have agreed to waive the subordinated disposition and termination fees we would be entitled to receive from CPA®:15 upon its liquidation pursuant to the terms of our advisory agreement.

We have also obtained a commitment from various lenders for a $175.0 million term loan as part of our existing credit facility in order to pay for the cash portion of the consideration in the Proposed Merger, which expires on the earlier of the termination or closing of the Proposed Merger or September 30, 2012. The commitment letters are subject to a number of closing conditions, including the lenders’ satisfactory completion of due diligence and determination that no material adverse change has occurred, and there can be no assurance that we will be able to obtain the term loan on acceptable terms or at all.

W. P. Carey 3/31/2012 10-Q — 9

Notes to Consolidated Financial Statements

Upon approval of the Proposed Merger and immediately prior thereto, we intend to reorganize as a real estate investment trust. The Proposed REIT Reorganization is an internal reorganization of our corporate structure into a real estate investment trust to hold substantially all of our real estate assets attributable to our Real Estate Ownership segment, including the assets held by CPA®:15, while the activities conducted by our Investment Management segment subsidiaries will be organized under TRSs.

Other

We are the general partner in a limited partnership (which we consolidate for financial statement purposes) that leases our home office space and participates in an agreement with certain affiliates, including the REITs, for the purpose of leasing office space used for the administration of our operations and the operations of our affiliates and for sharing the associated costs. This limited partnership does not have any significant assets, liabilities or operations other than its interest in the office lease. The average estimated minimum lease payment for the office lease, inclusive of noncontrolling interests, at March 31, 2012 approximates $3.0 million annually through 2016. The table below presents income from noncontrolling interest partners related to reimbursements from these affiliates (in thousands):

	Three Months Ended March 31,
	2012	2011
Income from noncontrolling interest partners	$727	$644

The following table presents deferred rent due to affiliates related to this limited partnership, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated balance sheets (in thousands):

	March 31, 2012	December 31, 2011
Deferred rent due to affiliates	$776	$798

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

In February 2011, we loaned $90.0 million at an annual interest rate of 1.15% to CPA®:17 – Global, which was repaid on April 8, 2011, its maturity date. In connection with this loan, we received interest income from CPA®:17 – Global totaling $0.2 million during the three months ended March 31, 2011.

W. P. Carey 3/31/2012 10-Q — 10

Notes to Consolidated Financial Statements

Note 4. Net Investments in Properties

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	March 31, 2012	December 31, 2011
Land	$107,277	$111,483
Buildings	506,775	534,999
Less: Accumulated depreciation	(108,245)	(118,054)

	$505,807	$528,428

We did not acquire real estate assets or record any related intangible assets during the three months ended March 31, 2012. Assets disposed of and reclassified as held-for-sale during this period are disclosed in Note 15. Impairment charges recognized on these properties are discussed below. The U.S. dollar weakened against the Euro, as the end-of-period rate for the U.S. dollar in relation to the Euro at March 31, 2012 increased by 3% to $1.3339 from $1.2950 at December 31, 2011. The impact of this weakening was a $2.0 million increase in Real estate from December 31, 2011 to March 31, 2012.

Operating Real Estate

Operating real estate, which consists primarily of our investments in 21 self-storage properties through Carey Storage and our Livho hotel subsidiary, at cost, is summarized as follows (in thousands):

	March 31, 2012	December 31, 2011
Land	$24,031	$24,031
Buildings	85,876	85,844
Less: Accumulated depreciation	(17,836)	(17,121)

	$92,071	$92,754

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

During the three months ended March 31, 2012, we recognized impairment charges totaling $3.3 million on two vacant properties, which are currently classified as Real estate on the consolidated balance sheet, in order to reduce the carrying value of the properties to their estimated fair values, which approximated their estimated selling prices. As of the date of this Report, these properties are being marketed for sale, although there can be no assurance that we will be able to sell these properties at acceptable prices or at all.

Other

In connection with our prior acquisitions of properties, we have recorded net lease intangibles of $71.7 million, which are being amortized over periods ranging from one year to 40 years. In-place lease, tenant relationship and above-market rent intangibles are included in Intangible assets and goodwill, net in the consolidated financial statements. Below-market rent intangibles are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to Lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization. Net amortization of intangibles, including the effect of foreign currency translation, was $1.3 million and $0.5 million for the three months ended March 31, 2012 and 2011, respectively.

W. P. Carey 3/31/2012 10-Q — 11

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

Deferred Acquisition Fees Receivable

As described in Note 3, we earn revenue in connection with structuring and negotiating investments and related mortgage financing for the REITs. A portion of this revenue is due in equal annual installments ranging from three to four years, provided the REITs meet their respective performance criteria. Unpaid deferred installments, including accrued interest, from all of the REITs were included in Due from affiliates in the consolidated financial statements.

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant defaults. At March 31, 2012 and December 31, 2011, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there have been no modifications of finance receivables. We evaluate the credit quality of our tenant receivables utilizing an internal 5-point credit rating scale, with 1 representing the highest credit quality and 5 representing the lowest. The credit quality evaluation of our tenant receivables was last updated in the first quarter of 2012. We believe the credit quality of our deferred acquisition fees receivable falls under category 1, as the REITs are expected to have the available cash to make such payments.

A summary of our finance receivables by internal credit quality rating for the periods presented is as follows (dollars in thousands):

	Number of Tenants at		Net Investments in Direct Financing Leases at
Internal Credit Quality Indicator	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
1	8	8	$46,576	$46,694
2	2	2	11,488	11,306
3	-	-	-	-
4	-	-	-	-
5	-	-	-	-

			$58,064	$58,000

At both March 31, 2012 and December 31, 2011, Other assets, net included less than $0.1 million of accounts receivable related to amounts billed under these direct financing leases.

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

W. P. Carey 3/31/2012 10-Q — 12

Notes to Consolidated Financial Statements

The following table sets forth certain information about our investments in the REITs (dollars in thousands):

	% of Outstanding Shares at		Carrying Amount of Investment at
Fund	March 31, 2012	December 31, 2011	March 31, 2012 (a)	December 31, 2011 (a)
CPA®:15	7.9%	7.7%	$92,816	$93,650
CPA®:16 – Global (b)	18.0%	17.9%	335,378	338,964
CPA®:17 – Global	1.1%	0.9%	25,709	21,277
CWI	0.5%	0.5%	211	121

			$454,114	$454,012

(a)	Includes asset management fees receivable, for which shares will be issued during the subsequent period.
(b)

During the three months ended March 31, 2012, we recognized an other-than-temporary impairment charge of $0.3 million on our special member interest in CPA®:16 – Global’s operating partnership to reduce the carrying value of our interest in the operating partnership to its estimated fair value.

The following tables present combined summarized financial information for the REITs. Amounts provided are total amounts attributable to the REITs and do not represent our proportionate share (in thousands):

	March 31, 2012	December 31, 2011
Assets	$9,466,456	$9,184,111
Liabilities	(4,991,866)	(4,896,116)
Redeemable noncontrolling interests	(21,946)	(21,306)
Noncontrolling interests	(335,461)	(330,873)

Shareholders’ equity	$4,117,183	$3,935,816

	Three Months Ended March 31,
	2012	2011
Revenues	$211,455	$158,297
Expenses	(175,666)	(126,330)

Net income from continuing operations	$35,789	$31,967

Net income attributable to the REITs (a)	$34,883	$29,683

(a)	Inclusive of impairment charges recognized by the REITs totaling $1.2 million and $8.5 million during the three months ended March 31, 2012 and 2011, respectively, which reduced our income earned from these investments by approximately $0.1 million and $0.7 million, respectively.

We recognized income from our equity investments in the REITs of $1.8 million for each of the three months ended March 31, 2012 and 2011, respectively. In addition, we received distributions of available cash and/or recorded fee income from the CPA®:16 – Global and CPA®:17 – Global operating partnerships totaling $7.0 million and $1.8 million for the three months ended March 31, 2012 and 2011, respectively, which we recorded as Income from equity investments in the REITs within the Investment Management segment. We also earned deferred revenue of $2.1 million and recognized an other-than-temporary impairment charge of $0.3 million described above related to our special member interest in the operating partnership of CPA®:16 – Global during the three months ended March 31, 2012.

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

W. P. Carey 3/31/2012 10-Q — 13

Notes to Consolidated Financial Statements

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying value of each investment is affected by the timing and nature of distributions (dollars in thousands):

	Ownership Interest at March 31, 2012	Carrying Value at
Lessee		March 31, 2012	December 31, 2011
Carrefour France, SAS (a)	46%	$21,399	$20,014
Schuler A.G. (a) (b)	33%	21,038	19,958
The New York Times Company	18%	19,893	19,647
U. S. Airways Group, Inc. (b)	75%	7,145	7,415
Medica – France, S.A. (a)	46%	4,558	4,430
Childtime Childcare, Inc.	34%	4,554	4,419
Hologic, Inc. (b)	36%	4,431	4,429
Consolidated Systems, Inc. (b)	60%	3,358	3,387
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	5%	1,076	1,062
Symphony IRI Group, Inc. (c) (d)	33%	(109)	(24)

		$87,343	$84,737

(a)	The carrying value of the investment is affected by the impact of fluctuations in the exchange rate of the Euro.
(b)	Represents tenancy-in-common interest.
(c)	In 2011, this jointly-owned entity sold one of its properties and distributed the proceeds to the entity partners. Our share of the proceeds was approximately $1.4 million, which exceeded our total investment in the entity at that time. During the first quarter of 2011, we recognized an other-than-temporary impairment charge of $0.2 million to reflect the decline in the estimated fair value of the entity’s underlying net assets in comparison with the carrying value of our interest in this investment.
(d)	At March 31, 2012 and December 31, 2011, we intended to fund our share of the investment’s future operating deficits if the need arose. However, we had no legal obligation to pay for any of the investment’s liabilities nor did we have any legal obligation to fund operating deficits.

The following tables present combined summarized financial information of our joint investment properties. Amounts provided are the total amounts attributable to the investment properties and do not represent our proportionate share (in thousands):

	March 31, 2012	December 31, 2011
Assets	$1,041,544	$1,026,124
Liabilities	(717,985)	(706,244)

Partners’/members’ equity	$323,559	$319,880

	Three Months Ended March 31,
	2012	2011
Revenues	$27,986	$30,915
Expenses	(18,813)	(19,668)

Net income from continuing operations	$9,173	$11,247

Net income attributable to equity method investments (a)	$9,173	$2,685

(a)	Inclusive of an impairment charge of $8.6 million incurred by a jointly-owned entity that leased property to Symphony IRI Group, Inc. in connection with a potential sale of the property, of which our share was approximately $0.4 million. We had previously recorded an other-than-temporary impairment charge of $0.2 million related to this entity. The entity completed the sale in June 2011.

W. P. Carey 3/31/2012 10-Q — 14

Notes to Consolidated Financial Statements

We recognized income from equity investments in real estate of $3.3 million and $2.6 million for the three months ended March 31, 2012 and 2011, respectively. Income from equity investments in real estate represents our proportionate share of the income or losses of these investments as well as certain depreciation and amortization adjustments related to other-than-temporary impairment charges.

Note 7. Fair Value Measurements

Under current authoritative accounting guidance for fair value measurements, the fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including interest rate caps and swaps; and Level 3, for which little or no market data exists, therefore requiring us to develop our own assumptions, such as certain securities that do not fall into Level 1 or Level 2.

Items Measured at Fair Value on a Recurring Basis

The methods and assumptions described below were used to estimate the fair value of each class of financial instrument. For significant Level 3 items we have also provided the unobservable inputs along with their weighted average ranges.

Money Market Funds — Our money market funds consisted of government securities and U.S. Treasury bills. These funds were classified as Level 1 as we used quoted prices from active markets to determine their fair values.

Derivative Liabilities — Our derivative liabilities are primarily comprised of interest rate swaps. These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates. These derivative instruments were classified as Level 2 because they are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

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

Redeemable Noncontrolling Interest — We account for the noncontrolling interest in WPCI as a redeemable noncontrolling interest. We determined the valuation of the redeemable noncontrolling interest using widely accepted valuation techniques, including expected discounted cash flows of the investment as well as the income capitalization approach, which considers prevailing market capitalization rates. We classified this liability as Level 3. Unobservable inputs for WPCI include a discount for lack of marketability, a discount rate and EBITDA multiples with weighted average ranges of 20% – 30%, 23% – 27% and 3x – 5x, respectively. Significant increases or decreases in any one of these inputs in isolation would result in significant changes in the fair value measurement.

W. P. Carey 3/31/2012 10-Q — 15

Notes to Consolidated Financial Statements

The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis. Assets and liabilities presented below exclude assets and liabilities owned by unconsolidated jointly-owned investments (in thousands):

		Fair Value Measurements at March 31, 2012 Using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market funds	$35	$35	$-	$-
Other securities	1,525	-	-	1,525

Total	$1,560	$35	$-	$1,525

Liabilities:
Derivative liabilities	$3,917	$-	$3,917	$-
Redeemable noncontrolling interest	6,929	-	-	6,929

Total	$10,846	$-	$3,917	$6,929

		Fair Value Measurements at December 31, 2011 Using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market funds	$35	$35	$-	$-
Other securities	1,535	-	-	1,535

Total	$1,570	$35	$-	$1,535

Liabilities:
Derivative liabilities	$4,175	$-	$4,175	$-
Redeemable noncontrolling interest	7,700	-	-	7,700

Total	$11,875	$-	$4,175	$7,700

W. P. Carey 3/31/2012 10-Q — 16

Notes to Consolidated Financial Statements

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Only)
	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Assets	Liabilities	Assets	Liabilities
	Other Securities	Redeemable Noncontrolling Interest	Other Securities	Redeemable Noncontrolling Interest
Beginning balance	$1,535	$7,700	$1,726	$7,546
Total gains or losses (realized and unrealized):
Included in earnings	(7)	(43)	2	603
Included in other comprehensive (loss) income	(3)	9	(1)	7
Purchases	-	-	53	-
Settlements	-	-	(173)	-
Distributions paid	-	(816)	-	(545)
Redemption value adjustment	-	79	-	(691)

Ending balance	$1,525	$6,929	$1,607	$6,920

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(7)	$-	$2	$-

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the three months ended March 31, 2012 and 2011. Gains and losses (realized and unrealized) included in earnings for other securities are reported in Other income and (expenses) in the consolidated financial statements.

Our other financial instruments, which we classify as Level 2, had the following carrying values and fair values as of the dates shown (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse and limited-recourse debt	$354,722	$360,804	$356,209	$361,948
Line of credit	248,160	248,160	233,160	233,160
Deferred acquisition fees receivable	24,604	28,280	29,410	31,638

We determined the estimated fair value of our debt instruments using a discounted cash flow model with rates that take into account the credit of the tenants, where applicable, and interest rate risk. We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both March 31, 2012 and December 31, 2011.

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

W. P. Carey 3/31/2012 10-Q — 17

Notes to Consolidated Financial Statements

The following table presents information about our other assets that were measured on a fair value basis for the periods presented (in thousands):

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Total Fair Value Measurements	Total Impairment Charges	Total Fair Value Measurements	Total Impairment Charges
Impairment Charges From Continuing Operations:
Real estate(a)	$13,625	$3,299	$-	$-
Equity investments in real estate(b)(c)	27,460	298	1,554	206

	41,085	3,597	1,554	206
Impairment Charges From Discontinued Operations:
Real estate(a)	13,422	2,425	-	-

	$54,507	$6,022	$1,554	$206

(a)	Impairments to real estate during 2012 were measured using the practicability exception for measuring fair value based on the contracted selling price.
(b)

During the first quarter of 2012, we incurred an other-than-temporary impairment charge on our investment in CPA®:16 – Global’s operating partnership totaling $0.3 million to reduce its carrying value to its estimated fair value, which had declined. This investment’s fair value was obtained using an estimate of discounted cash flows using two significant unobservable inputs, which are the discount rate and the estimated general and administrative costs as a percentage of assets under management with a weighted average range of 12.75% – 15.75% and 30 bps – 50 bps, respectively. Significant increases or decreases to these inputs in isolation would result in significant change in the fair value measurement. The valuation is also dependent upon the expected date of the liquidity event for CPA®:16 – Global because cash flows attributable to this investment will cease upon such event. Therefore, the fair value of this investment may decline in the future as the estimated liquidation date approaches.

(c)	Impairment charges during 2011 were measured based on market conditions and assumptions that existed at the time.

Note 8. Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are primarily subject to interest rate risk on our interest-bearing liabilities. Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans, as well as changes in the value of our other securities and the shares we hold in the REITs due to changes in interest rates or other market factors. In addition, we own investments in the European Union and are subject to the risks associated with changing foreign currency exchange rates.

Foreign Currency Exchange

We are exposed to foreign currency exchange rate movements, primarily in the Euro. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency, but we are subject to foreign currency exchange rate movements to the extent there may be a difference in the timing and amount of the rental obligation and the debt service. We also face challenges with repatriating cash from our foreign investments. We may encounter instances where it is difficult to repatriate cash because of jurisdictional restrictions or because repatriating cash may result in significant current or future tax liabilities. Realized and unrealized gains and losses related to foreign currency transactions are recognized in earnings and are included in Other income and (expenses) in the consolidated financial statements.

Portfolio Concentration Risk

Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized contractual minimum base rent for the first quarter of 2012, in certain areas, as shown in the table below. The percentages in the table below represent our directly-owned real estate properties and do not include our pro rata share of equity investments.

W. P. Carey 3/31/2012 10-Q — 18

Notes to Consolidated Financial Statements

March 31, 2012
Region:
Texas	19%
California	17%
Tennessee	11%
Georgia	10%
Other U.S.	32%

Total U.S.	89%
Total Europe	11%

Total	100%

Asset Type:
Office	44%
Industrial	31%
Warehouse/Distribution	14%
All other	11%

Total	100%

Tenant Industry:
Business and commercial services	19%
Transportation - Cargo	11%
All other	70%

Total	100%

Except for our investment in CPA®:16 – Global, there were no significant concentrations, individually or in the aggregate, related to our unconsolidated jointly-owned investments. At March 31, 2012 we owned approximately 18.0% of CPA®:16 – Global, which had total assets at that date of approximately $3.6 billion consisting of a portfolio comprised of full or partial ownership interests in 506 properties substantially all of which were triple-net leased to 147 tenants, and has certain concentrations within its portfolio, which are outlined in its periodic filings.

Note 9. Debt

Line of Credit

We have a $450.0 million unsecured revolving line of credit with various lenders that matures in December 2014, but may be extended by one year at our option, subject to the conditions provided in the credit agreement. At our election, the principal amount available under the line of credit may be increased by up to an additional $125.0 million, subject to the conditions provided in the credit facility agreement. The line of credit also permits (i) up to $150.0 million be borrowed in certain currencies other than the U.S. dollars, (ii) swing line loans of up to $35.0 million, and (iii) the issuance of letters of credit in an aggregate amount not to exceed $50.0 million. At March 31, 2012, the outstanding balance on this line of credit was $248.2 million with an annual interest rate consisting of LIBOR plus 1.75%. In addition, as of March 31, 2012, our lenders had issued letters of credit totaling $6.8 million on our behalf in connection with certain contractual obligations. At March 31, 2012, the line of credit had unused capacity of $183.6 million, reflecting outstanding letters of credit, which reduce amounts that may be drawn. The line of credit is expected to be utilized primarily for potential new investments, repayment of existing debt and general corporate purposes. Additionally, we have obtained a commitment for a $175.0 million term loan as part of our credit facility to fund the cash portion of the consideration in the Proposed Merger (Note 3).

The credit agreement stipulates six financial covenants that require us to maintain ratios and benchmarks at the end of each quarter. We were in compliance with these covenants at March 31, 2012.

W. P. Carey 3/31/2012 10-Q — 19

Notes to Consolidated Financial Statements

Non-Recourse and Limited-Recourse Debt

Non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real property, and direct financing leases, with an aggregate carrying value of $456.8 million at March 31, 2012. Our mortgage notes payable had fixed annual interest rates ranging from 3.1% to 7.8% and variable effective annual interest rates ranging from 2.0% to 7.3% with maturity dates ranging from 2012 to 2025 at March 31, 2012.

Scheduled Debt Principal Payments

Scheduled debt principal payments during each of the next five calendar years following March 31, 2012 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2012 (remainder)	$35,206
2013	9,193
2014 (a)	261,146
2015	49,315
2016	58,433
Thereafter through 2025	190,588

603,881
Unamortized discount	(999)

Total	$602,882

(a)	Includes $248.2 million outstanding under our $450.0 million line of credit at March 31, 2012, which is scheduled to mature in 2014 unless extended pursuant to its terms.

Certain amounts in the table above are based on the applicable foreign currency exchange rate at March 31, 2012.

Note 10. Commitments and Contingencies

At March 31, 2012, we were not involved in any material litigation.

Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 11. Equity and Stock-Based and Other Compensation

Stock-Based Compensation

The total compensation expense (net of forfeitures) for our stock-based compensation plans was $5.2 million and $2.5 million for the three months ended March 31, 2012 and 2011, respectively, all of which are included in General and administrative expenses in the consolidated financial statements. The tax benefit recognized by us related to these plans totaled $2.3 million and $1.1 million for the three months ended March 31, 2012 and 2011, respectively.

There has been no significant activity or changes to the terms and conditions of any of our stock-based compensation plans or arrangements during 2012, other than as described below.

2009 Share Incentive Plan

In January 2012, the compensation committee of our board of directors approved long-term incentive (“LTIP”) awards to key employees consisting of 168,900 restricted stock units (“RSUs”), which represent the right to receive shares of our common stock over time, and 162,400 performance stock units (“PSUs”), which represent the right to receive shares of our common stock based on the level of achievement during a specified performance period of one or more performance goals for the Company set by the independent Compensation Committee of our Board of Directors. The RSUs are scheduled to vest in equal annual installments over

W. P. Carey 3/31/2012 10-Q — 20

Notes to Consolidated Financial Statements

three years. Vesting of the PSUs is conditioned upon the extent that we achieve the performance goals during the performance period, which was set as January 1, 2012 through December 31, 2014. The ultimate number of shares to be issued upon vesting of PSUs will depend on the extent to which we meet the performance goals and can range from zero to three times the original “target” awards noted above. In February and March 2012, in connection with entering into employment agreements with two key officers, the Compensation Committee granted 42,000 PSUs and 78,000 RSUs to the officers that have the same terms and performance goals as noted above. Additionally, in January 2012, two investment officers received awards pursuant to their existing employment agreements, consisting of 120,000 PSUs, of which the vesting of 100,000 PSUs are subject to the same three-year performance goals set by the Compensation Committee and the vesting of 20,000 PSUs are subject to our Chief Executive Officer’s discretion, based on the officers’ performance in the next two years. As a result of the 2012 awards, we currently expect to recognize compensation expense totaling approximately $27.8 million over the vesting period, of which $1.6 million was recognized during the three months ended March 31, 2012. We will review our performance against these goals on an ongoing basis and update expectations as warranted.

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

	Three Months Ended March 31,
	2012	2011
Net income attributable to W. P. Carey members	$12,290	$23,343
Allocation of distribution equivalents paid on unvested restricted stock units in excess of net income	(191)	(234)

Net income – basic	12,099	23,109
Income effect of dilutive securities, net of taxes	(24)	335

Net income – diluted	$12,075	$23,444

Weighted average shares outstanding – basic	40,037,496	39,738,207
Effect of dilutive securities	450,156	504,499

Weighted average shares outstanding – diluted	40,487,652	40,242,706

Securities included in our diluted earnings per share determination consist of stock options and restricted stock awards. Securities totaling 321,290 shares for the three months ended March 31, 2011 were excluded from the earnings per share computations above as their effect would have been anti-dilutive. These securities did not have any anti-dilutive effect during the prior year period. There were no such anti-dilutive securities during the three months ended March 31, 2012.

W. P. Carey 3/31/2012 10-Q — 21

Notes to Consolidated Financial Statements

Note 12.    Noncontrolling Interests

Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. There were no changes in our ownership interest in any of our consolidated subsidiaries for the three months ended March 31, 2012.

The following tables present a reconciliation of total equity, the equity attributable to our shareholders and the equity attributable to noncontrolling interests (in thousands):

	Three Months Ended March 31, 2012
	Total Equity	W. P. Carey Members	Noncontrolling Interests
Balance - beginning of period	$716,402	$682,581	$33,821
Shares issued	4,249	4,249	-
Contributions	750	-	750
Redemption value adjustment	(79)	(79)	-
Net income (loss)	11,712	12,290	(578)
Stock-based compensation expense	5,261	5,261	-
Windfall tax benefit - share incentive plans	4,597	4,597	-
Distributions	(23,511)	(23,330)	(181)
Change in other comprehensive income	2,914	2,531	383
Shares repurchased	(4,305)	(4,305)	-

Balance - end of period	$717,990	$683,795	$34,195

	Three Months Ended March 31, 2011
	Total Equity	W. P. Carey Members	Noncontrolling Interests
Balance - beginning of period	$665,474	$625,013	$40,461
Contributions	617	-	617
Redemption value adjustment	691	691	-
Net income (loss)	23,013	23,343	(330)
Stock-based compensation expense	2,451	2,451	-
Windfall tax benefit - share incentive plans	293	293	-
Distributions	(21,305)	(20,418)	(887)
Change in other comprehensive income	6,675	5,764	911
Shares repurchased	(2,860)	(2,860)	-

Balance - end of period	$675,049	$634,277	$40,772

Redeemable Noncontrolling Interest

We account for the noncontrolling interest in WPCI held by one of our officers (Note 3) as a redeemable noncontrolling interest, as we have an obligation to repurchase the interest from that officer, subject to certain conditions. The officer’s interest is reflected at estimated redemption value for all periods presented. Redeemable noncontrolling interest, as presented on the consolidated balance sheets, reflects an adjustment of $0.1 million and $(0.5) million at March 31, 2012 and December 31, 2011, respectively, to present the noncontrolling interest at redemption value.

W. P. Carey 3/31/2012 10-Q — 22

Notes to Consolidated Financial Statements

The following table presents a reconciliation of redeemable noncontrolling interest (in thousands):

	Three Months Ended March 31,
	2012	2011
Balance - beginning of period	$7,700	$7,546
Redemption value adjustment	79	(691)
Net (loss) income	(43)	603
Distributions	(816)	(545)
Change in other comprehensive income	9	7

Balance - end of period	$6,929	$6,920

Note 13. Income Taxes

Income tax provision for the three months ended March 31, 2012 and 2011 was $1.7 million and $7.6 million, respectively. The difference in the provision for income taxes reflected in the consolidated statements of income as compared to the provision calculated at the statutory federal income tax rate is primarily attributable to state and foreign income taxes, the tax classification of entities in the consolidated group and various permanent differences between pre-tax GAAP income and taxable income.

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

Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2008 through 2012 remain open to examination by the major taxing jurisdictions to which we are subject.

Our subsidiary, Carey REIT II, Inc. (“Carey REIT II”), owns our real estate assets and has elected to be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code. In connection with the CPA®:14/16 Merger in May 2011, we formed a wholly-owned subsidiary, Carey REIT III, Inc. (“Carey REIT III”), to hold a special membership interest in the newly formed operating partnership of CPA®:16 – Global (Note 3). Carey REIT III has also elected to be taxed as a real estate investment trust under the Internal Revenue Code. We believe we have operated, and we intend to continue to operate, in a manner that allows Carey REIT II and Carey REIT III to continue to qualify as real estate investment trusts. Under the real estate investment trust operating structure, Carey REIT II and Carey REIT III are permitted to deduct distributions paid to our shareholders and generally will not be required to pay U.S. federal income taxes. Accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements related to either Carey REIT II or Carey REIT III.

W. P. Carey 3/31/2012 10-Q — 23

Notes to Consolidated Financial Statements

Note 14. Segment Reporting

We evaluate our results from operations by our two major business segments — Investment Management and Real Estate Ownership (Note 1). The following table presents a summary of comparative results of these business segments (in thousands):

	Three Months Ended March 31,
	2012	2011
Investment Management
Revenues (a)	$45,764	$56,764
Operating expenses (a)	(44,060)	(38,923)
Other, net (b)	10,077	2,716
Provision for income taxes	(622)	(7,380)

Income from continuing operations attributable to W. P. Carey members	$11,159	$13,177

Real Estate Ownership (c)
Revenues	$23,645	$19,155
Operating expenses	(16,946)	(10,405)
Interest expense	(7,345)	(4,316)
Other, net (b)	5,339	4,383
Provision for income taxes	(1,073)	(187)

Income from continuing operations attributable to W. P. Carey members	$3,620	$8,630

Total Company
Revenues (a)	$69,409	$75,919
Operating expenses (a)	(61,006)	(49,328)
Interest expense	(7,345)	(4,316)
Other, net (b)	15,416	7,099
Provision for income taxes	(1,695)	(7,567)

Income from continuing operations attributable to W. P. Carey members	$14,779	$21,807

	Total Long-Lived Assets at (d)		Total Assets at
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Investment Management	$2,315	$2,593	$139,865	$128,557
Real Estate Ownership	1,197,398	1,217,931	1,319,121	1,334,066

Total Company	$1,199,713	$1,220,524	$1,458,986	$1,462,623

(a)	Included in revenues and operating expenses are reimbursable costs from affiliates totaling $18.7 million and $17.7 million for the three months ended March 31, 2012 and 2011, respectively.
(b)	Includes Interest income, Income from equity investments in real estate and the REITs, Income (loss) attributable to noncontrolling interests and Other income and (expenses).
(c)	Included within the Real Estate Ownership segment is our total investment in shares of CPA®:16 – Global, which represents approximately 23% of our total assets at March 31, 2012 (Note 6).
(d)	Long-lived assets include Net investments in real estate and intangible assets related to management contracts.

W. P. Carey 3/31/2012 10-Q — 24

Notes to Consolidated Financial Statements

At March 31, 2012, our international investments within our Real Estate Ownership segment were comprised of investments in France, Poland, Germany and Spain. The following tables present information about these investments (in thousands):

	Three Months Ended March 31,
	2012	2011
Lease revenues	$2,563	$1,999
Income from equity investments in real estate	1,539	1,523

	$4,102	$3,522

	March 31, 2012	December 31, 2011
Long-lived assets	$67,667	$66,086

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

The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues	$726	$1,833
Expenses	(609)	(1,078)
(Loss) gain on sale of real estate	(181)	781
Impairment charge	(2,425)	-

(Loss) income from discontinued operations	$(2,489)	$1,536

2012 — During the three months ended March 31, 2012, we sold two domestic properties for $2.4 million, net of selling costs, and recognized a net loss on these sales of $0.2 million, excluding impairment charges of $0.8 million previously recognized during 2011.

In January 2012, we entered into an agreement to sell a domestic property previously leased to L-3 Communications Titan Corp. In April 2012, we completed the sale of this property for $13.2 million, net of selling costs. In connection with the sale, we recognized impairment charges totaling $2.4 million during the three months ended March 31, 2012 and $5.8 million during 2011. At March 31, 2012, this property was classified as assets held for sale.

2011 — During the three months ended March 31, 2011, we sold two domestic properties for $9.2 million, net of selling costs, and recognized a net gain on these sales of $0.8 million, excluding impairment charges of $2.3 million previously recognized in 2010.

W. P. Carey 3/31/2012 10-Q — 25

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our MD&A should be read in conjunction with our 2011 Annual Report.

Business Overview

We provide long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and manage a global investment portfolio of more than 970 properties, including our owned portfolio. We operate in two business segments — Investment Management and Real Estate Ownership, as described below.

Investment Management — As of March 31, 2012, we provided services to four affiliated publicly-owned, non-listed real estate investment trusts: CPA®:15, CPA®:16 – Global, CPA®:17 – Global and CWI. In May 2011, another affiliated publicly-owned, non-listed real estate investment trust, CPA®:14, merged with and into a subsidiary of CPA®:16 – Global. We structure and negotiate investments and debt placement transactions for the REITs, for which we earn structuring revenue, and manage their portfolios of real estate investments, for which we earn asset-based management and performance revenue. We earn asset-based management and performance revenue from the CPA® REITs based on the value of their real estate-related and, for CWI, its lodging-related assets under management. As funds available to the REITs are invested, the asset base from which we earn revenue increases. In addition, we also receive a percentage of distributions of available cash from the operating partnerships of CPA®:17 – Global, CWI, and subsequent to the CPA®:14/16 Merger, CPA®:16 – Global. We may also earn incentive and disposition revenue and receive other compensation in connection with providing liquidity alternatives to the REIT shareholders, as we did for CPA®:14 shareholders with the CPA®:14/16 Merger.

Real Estate Ownership — We own and invest in commercial properties in the U.S. and the European Union that are then leased to companies, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. We may also invest in other properties if opportunities arise. We own interests in the REITs and account for these interests under the equity method. Our equity income or loss from the REITs represents our proportionate share of the revenue, less expenses, of the net-leased properties held by the REITs. At March 31, 2012, our portfolio was comprised of our full or partial ownership interest in 156 properties, including certain properties in which the CPA® REITs who also have an ownership interest. Substantially all of these properties, totaling approximately 12 million square feet (on a pro rata basis), were net leased to 72 tenants, with an occupancy rate of approximately 93%. In addition, through our consolidated subsidiaries, Carey Storage and Livho, we have interests in 21 self storage properties and a hotel property, respectively. Collectively, at March 31, 2012, the CPA® REITs owned all or a portion of over 800 properties, including certain properties in which we have an ownership interest. Substantially all of these properties, totaling approximately 107 million square feet (on a pro rata basis), were net leased to 223 tenants, with an average occupancy rate of approximately 98%.

Financial Highlights

(In thousands)

	Three Months Ended March 31,
	2012	2011
Total revenues (excluding reimbursed costs from affiliates)	$50,672	$58,200
Net income attributable to W. P. Carey members	12,290	23,343
Cash flow (used in) provided by operating activities	(4,060)	6,686

Distributions paid	22,792	20,259

Supplemental financial measures:
Funds from operations - as adjusted	40,069	39,142
Adjusted cash flow from operating activities	36,666	24,226

W. P. Carey 3/31/2012 10-Q — 26

We consider the performance metrics listed above, including certain supplemental metrics that are not defined by GAAP (“non-GAAP”), such as Funds from operations — as adjusted (“AFFO”) and Adjusted cash flow from operating activities (“ACFO”), to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on increasing and enhancing the value, quality and amount of assets under management by our Investment Management segment and the ability to generate the cash flow necessary to meet our objectives in our Real Estate Ownership segment. Results of operations by reportable segment are described below in Results of Operations. See Supplemental Financial Measures below for our definition of these non-GAAP measures and reconciliations to their most directly comparable GAAP measure.

Total revenues decreased during the three months ended March 31, 2012 as compared to the same period in 2011. A lower volume of investments structured on behalf of the REITs during the current year period contributed to the decrease in revenues from our Investment Management segment. This decrease was partially offset by revenues from the properties we purchased in May 2011 from CPA®:14, which contributed to an increase in revenues from our Real Estate Ownership segment.

Net income attributable to W. P. Carey members decreased during the three months ended March 31, 2012 as compared to the same period in 2011. Results from operations in our Investment Management segment were lower during the current year period as a result of lower volume of investments structured on behalf of the REITs and higher compensation expenses as discussed below. Results from operations in our Real Estate Ownership segment were lower during the current year period as compared to the same period in 2011, primarily as a result of impairment charges recognized during the three months ended March 31, 2012.

Cash flow from operating activities decreased during the three months ended March 31, 2012 as compared to the same period in 2011, primarily due to higher payments for bonuses to employees and commissions to investment officers as a result of higher net income as well as higher investment volume in 2011 as compared to 2010. Additionally, cash flow from operating activities decreased in the current year period as a result of lower structuring revenue received due to the lower investment volume during the three months ended March 31, 2012.

Our quarterly cash distribution increased to $0.565 per share for the first quarter of 2012, which equates to $2.26 per share on an annualized basis.

Our AFFO supplemental measure increased slightly during the three months ended March 31, 2012 as compared to the same period in 2011. AFFO attributable to our Investment Management segment decreased due to lower structuring revenue earned as a result of the lower acquisition volume in the current year period. AFFO attributable to our Real Estate Ownership segment increased in the current year period primarily as a result of income earned from the properties we purchased from CPA®:14 in 2011 in connection with the CPA®:14/16 Merger as well as income generated from our equity interests in the CPA® REITs, including our $121.0 million incremental investment in CPA®:16 – Global in connection with the CPA®:14/16 Merger.

Adjusted cash flow from operating activities increased during the three months ended March 31, 2012 as compared to the same period in 2011, as a result of higher distributions received from equity investments in excess of equity income and higher net prepayment of income taxes.

Current Trends

General Economic Environment

We and our managed funds are impacted by macro-economic environmental factors, the capital markets, and general conditions in the commercial real estate market, both in the U.S. and globally. Over the past few quarters, economic conditions in the U.S. appear to have stabilized, while the situation in Europe remains uncertain. It is not possible to predict with certainty the outcome of these trends. Nevertheless, our views of the effects of the current financial and economic trends on our business, as well as our response to those trends, are presented below.

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

W. P. Carey 3/31/2012 10-Q — 27

Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Investments denominated in the Euro accounted for approximately 11% of our annualized contractual minimum base rent and 34% of aggregate annualized contractual minimum base rent for the CPA® REITs at March 31, 2012. International investments carried on our balance sheet are marked to the spot exchange rate as of the balance sheet date. The U.S. dollar weakened at March 31, 2012 versus the spot rate at December 31, 2011. The Euro/U.S. dollar exchange rate at March 31, 2012, $1.3339, represented a 3% increase from the December 31, 2011 rate of $1.2950. This weakening had a favorable impact on our balance sheet, and especially those of the CPA® REITs, at March 31, 2012 as compared to our balance sheet at December 31, 2011.

The operational impact of currency fluctuations on our international investments is measured throughout the year. Due to the volatility of the Euro/U.S. dollar exchange rate, the average rate we utilized to measure these operations decreased by 4% during the three months ended March 31, 2012 versus the same period in 2011. This decrease had an unfavorable impact on results of operations for us and the CPA® REITs in the current year period as compared to the prior year period. As a result, our share of earnings in the CPA® REITs was modestly impacted; however, as a result of hedging, distributions from CPA®:16 – Global and CPA®:17 – Global’s operating partnerships were not significantly impacted. While we actively manage our foreign exchange risk, a significant unhedged decline in the value of the Euro could have a material negative impact on the CPA® REITs’ estimated net asset values per share (“NAVs”), and our and the CPA® REITs’ future results, financial position and cash flows. Such a decline would particularly impact the CPA® REITs, which have higher levels of international investments than we have in our owned portfolio.

Capital Markets

During the past few quarters, capital markets conditions in the U.S. exhibited some signs of post-crisis improvement, including new issuances of commercial mortgage-backed securities debt and increasing capital inflows to both commercial real estate debt and equity markets, which helped increase the availability of mortgage financing and sustained transaction volume. We have seen the cost for domestic debt stabilize while the Federal Reserve has kept interest rates low and new lenders, including insurers, have introduced capital into the market. Internationally, we continue to see that events in the Euro-zone have impacted the price and availability of financing and have affected global commercial real estate capitalization rates, which vary depending on a variety of factors, including asset quality, tenant credit quality, geography and lease term.

Investment Opportunities

Through our Investment Management segment, we earn structuring revenue on the investments we structure on behalf of the REITs. Our ability to complete these investments on behalf of the REITs, and thereby earn structuring revenue, fluctuates based on the pricing and availability of both transactions and financing, among other factors.

We continue to see investment opportunities that we believe will allow us to structure transactions on behalf of the REITs on favorable terms. Although capitalization rates continue to vary widely, we believe that the investment environment remains attractive and that we will be able to achieve the targeted returns of our managed funds. We have benefited from commercial de-leveraging and recent new construction activity that has provided attractive investment opportunities for net lease investors such as W. P. Carey and the CPA® REITs. To the extent that these trends continue and we are able to achieve sufficient levels of fundraising, we believe that our investment volume will benefit. While the investment community continues to remain risk averse, we have experienced increased competition for investments, both domestically and internationally. We believe this is because the net lease financing market is perceived as a relatively more conservative investment vehicle, and further capital inflows into the marketplace could put additional pressure on the returns that we can generate from our investments and our willingness and ability to execute transactions. In addition, we expect to continue to expand our ability to source deals in new markets.

We structured investments on behalf of the REITs totaling approximately $171.7 million during the three months ended March 31, 2012, all of which were domestic investments, and based on current conditions, we expect that we will be able to continue to take advantage of the investment opportunities we are seeing in the U.S. and internationally through the near term. While international activity fluctuates from quarter to quarter, we currently expect that such transactions will continue to form a significant portion of the investments we structure, although the relative portion of international investments in any given period will vary.

We calculate net operating income for each investment we make as the rent that we receive from a tenant, less debt service for any financing obtained for our investment in such property. The capitalization rate for an investment is a function of the purchase price that we are willing to pay for an investment, the rent that the tenant is willing to pay and the risk we are willing to assume. In our target markets for the CPA® REITs, we have recently seen capitalization rates in the U.S. ranging from 6.25% to 11.0% and ranging from 6.5% to 12.0% internationally. The variability is due largely to the quality of the underlying assets, tenant credit quality and the terms of the leases and their geographic markets. Additionally, we have observed that capitalization rates for commoditized transactions are within the lower end of these ranges while the higher end is comprised of off-market deals requiring specialized knowledge.

W. P. Carey 3/31/2012 10-Q — 28

Financing Conditions

Through our Investment Management segment, we earn structuring revenue related in part to the debt we obtain for the REITs. In addition, through our Real Estate Ownership segment, we are impacted by the cost and availability of financing for our owned properties and, through our equity interests, for properties owned by the REITs. During the three months ended March 31, 2012, we observed stabilization in the U.S. credit and real estate financing markets. However, the ongoing sovereign debt issues in Europe have had the impact of increasing the cost of debt in certain international markets and made it more challenging for us to obtain debt for certain international deals. During the three months ended March 31, 2012, we obtained non-recourse mortgage financing totaling $144.2 million on behalf of the CPA® REITs (on a pro rata basis).

Real Estate Sector

As noted above, the commercial real estate market is impacted by a variety of macro-economic factors, including but not limited to growth in gross domestic product, unemployment, interest rates, inflation and demographics. We have seen modest improvements in these domestic macro-economic factors since the beginning of the credit crisis. However, in Europe these fundamentals have not significantly improved, which may result in higher vacancies, lower rental rates and lower demand for vacant space in future periods related to international properties. We and the CPA® REITs are chiefly affected by changes in the appraised values of our properties, tenant defaults, inflation, lease expirations and occupancy rates.

Net Asset Values of the REITs

We own shares in each of the REITs, which we report in our Real Estate Ownership segment, and we earn asset management revenue through our Investment Management segment based on a percentage of average invested assets for each REIT. As such, we benefit from rising investment values and are negatively impacted when these values decrease.

The following table presents recent NAVs for CPA®:15 and CPA®:16 – Global:

	December 31, 2011	September 30, 2011	June 30, 2011	December 31, 2010
CPA®:15	N/A	$10.40	N/A	$10.40
CPA®:16 – Global	$9.10	N/A	$8.90	N/A

The NAV for CPA®:16 – Global at December 31, 2011 was higher than the NAV at June 30, 2011 primarily due to the favorable impact of foreign currency exchange rate fluctuations. We have not computed NAVs for CPA®:17 – Global or CWI as they are still in their offering periods. We generally compute the NAVs of CPA® REITs annually by relying in part on an estimate of the fair market value of their real estate provided by a third party, adjusted to give effect to the estimated fair value of mortgages encumbering their assets (also provided by a third party) as well as other adjustments. The NAVs of the CPA® REITs are based on a number of variables, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates and tenant defaults, among others. We do not control these variables and, as such, cannot predict how they will change in the future.

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

W. P. Carey 3/31/2012 10-Q — 29

Despite improvement in domestic general business conditions during the past few quarters, which had a favorable impact on the overall credit quality of our tenants, we believe that there still remain significant risks to an economic recovery in the Euro-zone. As of the date of this Report, we have no significant exposure to tenants operating under bankruptcy protection in our owned portfolio or in the CPA® REIT portfolios. It is possible, however, that tenants may file for bankruptcy or default on their leases in the future and that economic conditions may again deteriorate.

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

Inflation

Inflation impacts our lease revenues and, through our equity ownership in the CPA® REITs and joint investments, our equity in earnings within our Real Estate Ownership segment because our leases and those of the CPA® REITs generally have rent adjustments that are either fixed or based on formulas indexed to changes in the consumer price index (“CPI”) or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. We have seen a return of moderate inflation during the past two quarters that we expect will drive increases in our owned portfolio and in the portfolios of the CPA® REITs in coming years.

Lease Expirations and Occupancy

Lease expirations and occupancy rates impact our revenues and, through our equity ownership in the CPA® REITs and joint investments, our equity in earnings within our Real Estate Ownership segment. Within our managed portfolios, vacancies can reduce the asset management revenue in our Investment Management segment if they lead to a decline in the appraised value of the assets of the CPA® REITs and can also reduce our income and distributions from equity investments in the CPA® REITs.

We actively manage our owned real estate portfolio and the portfolios of the CPA® REITs and generally begin discussing options with tenants in advance of scheduled lease expirations. In certain cases, we may obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term or may elect to exercise purchase options, if any, in their leases. In cases where tenants elect not to renew, we may seek replacement tenants or try to sell the property. As of March 31, 2012, 14% of the annualized contractual minimum base rent in our owned portfolio is scheduled to expire in the next twelve months. In April 2012, we sold a property representing approximately 4% of our annualized contractual minimum base rent at March 31, 2012. We currently anticipate that we will be able to renew a majority of the remaining leases scheduled to expire in 2012. For those leases that we believe will be renewed, it is possible that renewed rents may be below the tenants’ existing contractual rents and that lease terms may be shorter than historical norms.

The occupancy rate for our owned real estate portfolio was 93% at both March 31, 2012 and December 31, 2011.

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

We raised $176.7 million on behalf of CPA®:17 – Global during the first quarter of 2012 and $139.3 million during the fourth quarter of 2011. Since the beginning of CPA®:17 – Global’s follow-on offering on May 2, 2011 through March 31, 2012, we raised $595.4 million for CPA®:17 – Global. Since beginning fundraising for CPA®:17 – Global in December 2007 through March 31, 2012, we have raised more than $2.1 billion on its behalf.

For CWI, we raised $58.9 million from the beginning of its offering in September 2010 through March 31, 2012, of which $11.7 million and $8.0 million were raised during the first quarter of 2012 and fourth quarter of 2011, respectively. CWI filed a registration statement to sell up to $1.0 billion of common stock in an initial public offering for the purpose of acquiring interests in lodging and lodging-related properties and we raised the minimum amount required to commence the issuance of shares on March 3, 2011.

W. P. Carey 3/31/2012 10-Q — 30

Results of Operations

We evaluate our results of operations by our two major business segments — Investment Management and Real Estate Ownership. A summary of comparative results of these business segments is as follows:

Investment Management (in thousands)

	Three Months Ended March 31,
	2012	2011	Change
Revenues
Asset management revenue	$15,602	$19,820	$(4,218)
Structuring revenue	7,638	15,945	(8,307)
Wholesaling revenue	3,787	3,280	507
Reimbursed costs from affiliates	18,737	17,719	1,018

	45,764	56,764	(11,000)

Operating Expenses
General and administrative	(24,385)	(20,402)	(3,983)
Reimbursable costs	(18,737)	(17,719)	(1,018)
Depreciation and amortization	(938)	(802)	(136)

	(44,060)	(38,923)	(5,137)

Other Income and Expenses
Other interest income	488	657	(169)
Income from equity investments in the REITs	8,799	1,815	6,984
Other income and (expenses)	20	203	(183)

	9,307	2,675	6,632

Income from continuing operations before income taxes	11,011	20,516	(9,505)
Provision for income taxes	(622)	(7,380)	6,758

Net income from investment management	10,389	13,136	(2,747)
Add: Net loss attributable to noncontrolling interests	727	644	83
Less: Net loss (income) attributable to redeemable noncontrolling interest	43	(603)	646

Net income from investment management attributable to W. P. Carey members	$11,159	$13,177	$(2,018)

Asset Management Revenue

We earn asset-based management and performance revenue from the REITs based on the value of their real estate-related assets under management. This asset management revenue may increase or decrease depending upon (i) increases in the REIT asset bases as a result of new investments; (ii) decreases in the REIT asset bases as a result of sales of investments; (iii) increases or decreases in the appraised value of the real estate-related assets in the REIT investment portfolios; and (iv) whether the CPA® REITs are meeting their performance criteria. Each CPA® REIT met its performance criteria for all period presented. The availability of funds for new investments is substantially dependent on our ability to raise funds for investment by the REITs.

For the three months ended March 31, 2012 as compared to the same period in 2011, asset management revenue decreased by $4.2 million. Asset management revenue from CPA®:16 – Global decreased by $5.9 million, primarily due to recent property sales and the change in our fee arrangement with CPA®:16 – Global under its new umbrella partnership real estate investment trust (“UPREIT”) structure after the CPA®:14/16 Merger. Immediately after the CPA®:14/16 Merger in May 2011, our asset management revenue from CPA®:16 – Global was reduced from 1% to 0.5% of the property value of the assets under management and we now receive a distribution of 10% of the available cash of CPA®:16 – Global’s operating partnership, which we record as Income from equity investments in the REITs within the Investment Management segment. This decrease was partially offset by an increase in revenue of $1.7 million during the three months ended March 31, 2012 from CPA®:17 – Global as a result of new investments that it entered into during 2011 and 2012.

W. P. Carey 3/31/2012 10-Q — 31

Structuring Revenue

We earn structuring revenue when we structure and negotiate investments and debt placement transactions for the REITs. Structuring revenue is dependent on investment activity, which is subject to significant period-to-period variation. We structured real estate investments on behalf of the REITs totaling $171.7 million during the three months ended March 31, 2012, compared to $344.8 million for the three months ended March 31, 2011.

For the three months ended March 31, 2012 as compared to the same period in 2011, structuring revenue decreased by $8.3 million, primarily due to the lower investment volume in the current year period.

Reimbursed and Reimbursable Costs

Reimbursed costs from affiliates (revenue) and reimbursable costs (expenses) represent costs incurred by us on behalf of the REITs, consisting primarily of broker-dealer commissions and marketing and personnel costs, which are reimbursed by the REITs. Revenue from reimbursed costs from affiliates is offset by corresponding charges to reimbursable costs.

For the three months ended March 31, 2012 as compared to the same period in 2011, reimbursed and reimbursable costs increased by $1.0 million, primarily due to a $0.7 million increase in personnel costs reimbursed by the REITS as a result of increased headcount in 2012.

General and Administrative

For the three months ended March 31, 2012 as compared to the same period in 2011, general and administrative expenses increased by $4.0 million. The increases were primarily due to an increase in compensation-related costs of $2.0 million, $0.8 million of costs incurred in connection with the Proposed Merger, a $0.7 million reimbursement to CWI as a result of CWI’s operating expenses exceeding certain thresholds as defined in its advisory agreement, and an increase in professional fees of $0.6 million. Compensation-related costs were higher in the current year period due to several factors, including an increase of $2.8 million in stock-based compensation and an increase of $1.3 million in salary expense as a result of an increase in personnel in 2012. These increases in compensation-related costs were partially offset by a decrease of $1.7 million in commissions to investment officers as a result of lower investment volume during the current year period. Stock-based compensation expense increased for the three months ended March 31, 2012 as compared to the same period in 2011 primarily as a result of additional RSUs granted after the first quarter of 2011 and the higher share price of our 2012 awards.

Income from Equity Investments in the REITs

Distributions of available cash representing a portion of our proportionate share of earnings from the operating partnerships of CPA®:17 – Global, CWI and, subsequent to the CPA®:14/16 Merger, CPA®:16 – Global, are recorded as income from equity investments in the REITs within the Investment Management segment. In addition, subsequent to the CPA®:14/16 Merger, amortization of deferred revenue related to our special member interest in CPA®:16 – Global’s operating partnership is also included in income from equity investments in the REITs within the Investment Management segment.

For the three months ended March 31, 2012 as compared to the same period in 2011, income from equity investments in the REITs increased by $7.0 million. This increase was due in part to $4.3 million of cash distributions of our proportionate share of earnings received and earned from CPA®:16 – Global’s operating partnership after the CPA®:14/16 Merger and $2.1 million of deferred revenue earned from our special member interest in CPA®:16 – Global’s operating partnership during the three months ended March 31, 2012. In addition, cash distributions of our proportionate share of earnings received and earned from CPA®:17 – Global’s operating partnership increased by $0.9 million as a result of new investments entered into during 2011 and 2012. These increases in equity income were partially offset by a $0.3 million other-than-temporary impairment charge recognized on our special member interest in CPA®:16 – Global’s operating partnership during the three months ended March 31, 2012 (Note 6). As of March 31, 2012, we had not received any cash distributions of our proportionate share of earnings from CWI’s operating partnership as it did not have available cash.

Provision for Income Taxes

For the three months ended March 31, 2012 as compared to the same period in 2011, provision for income taxes decreased by $6.8 million, primarily due to lower pre-tax income as a result of the lower volume of investments structured on behalf of the REITs and the change in our advisory fee arrangement with CPA®:16 – Global in connection with its UPREIT reorganization.

W. P. Carey 3/31/2012 10-Q — 32

Net Income from Investment Management Attributable to W. P. Carey Members

For the three months ended March 31, 2012 as compared to the same period in 2011, the resulting net income from investment management attributable to W. P. Carey members decreased by $2.0 million.

Funds from Operations — as Adjusted (AFFO)

For the three months ended March 31, 2012 as compared to the same period in 2011, AFFO from our Investment Management segment decreased by $2.6 million, primarily as a result of lower structuring revenue due to the lower investment volume in the current year period. AFFO is a non-GAAP measure that we use to evaluate our business. For a definition of AFFO and reconciliation to net income attributable to W. P. Carey Members, see Supplemental Financial Measures below.

Real Estate Ownership (in thousands)

	Three Months Ended March 31,
	2012	2011	Change
Revenues
Lease revenues	$17,653	$13,872	$3,781
Other real estate income	5,992	5,283	709

	23,645	19,155	4,490

Operating Expenses
Depreciation and amortization	(5,926)	(3,878)	(2,048)
Property expenses	(2,698)	(3,049)	351
General and administrative	(2,524)	(921)	(1,603)
Other real estate expenses	(2,499)	(2,557)	58
Impairment charges	(3,299)	-	(3,299)

	(16,946)	(10,405)	(6,541)

Other Income and Expenses
Other interest income	15	18	(3)
Income from equity investments in real estate and the REITs	5,187	4,401	786
Other income and (expenses)	286	278	8
Interest expense	(7,345)	(4,316)	(3,029)

	(1,857)	381	(2,238)

Income from continuing operations before income taxes	4,842	9,131	(4,289)
Provision for income taxes	(1,073)	(187)	(886)

Income from continuing operations	3,769	8,944	(5,175)
(Loss) income from discontinued operations	(2,489)	1,536	(4,025)

Net income from real estate ownership	1,280	10,480	(9,200)
Less: Net income attributable to noncontrolling interests	(149)	(314)	165

Net income from real estate ownership attributable to W. P. Carey members	$1,131	$10,166	$(9,035)

The following table presents the components of our lease revenues (in thousands):

	Three Months Ended March 31,
	2012	2011
Rental income	$15,527	$11,434
Interest income from direct financing leases	2,126	2,438

	$17,653	$13,872

W. P. Carey 3/31/2012 10-Q — 33

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Three Months Ended March 31,
Lessee	2012	2011
Federal Express Corporation(a)	$1,821	$-
Fiserv, Inc.(b)	1,336	1,304
The American Bottling Company	1,128	1,094
Amylin Pharmaceuticals, Inc.(a)	1,090	-
Bouygues Telecom, S.A.(b) (c)	1,013	941
JP Morgan Chase Bank, N.A.	972	965
Orbital Sciences Corporation	828	828
Eroski Sociedad Cooperativa(b) (c)	762	794
Google, Inc. (formerly leased to Omnicom Group Inc.)(d)	712	377
Sybron Dental Specialties Inc.	684	443
AutoZone, Inc.	554	536
Quebecor Printing, Inc.	497	484
Unisource Worldwide, Inc.	482	482
Jarden Corporation	403	403
BE Aerospace, Inc.	395	395
Eagle Hardware & Garden, a subsidiary of Lowe’s Companies	393	386
Sprint Spectrum, L.P.	382	356
Enviro Works, Inc.	304	304
Other (c)	3,897	3,780

	$17,653	$13,872

(a)

In connection with the CPA®:14/16 Merger, we purchased the remaining interest in this investment from CPA®:14 in May 2011. Subsequent to the acquisition, we consolidate this investment. We had previously accounted for this investment under the equity method.

(b)	These revenues are generated in consolidated investments, generally with our affiliates, and on a combined basis, include lease revenues applicable to noncontrolling interests totaling $0.4 million and $1.1 million for the three months ended March 31, 2012 and 2011, respectively.
(c)	Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the Euro during the three months ended March 31, 2012 decreased by approximately 4% in comparison to the same period in 2011, resulting in a negative impact on lease revenues for our Euro-denominated investments in the current year period.
(d)	In November 2011, we and the tenant completed the renovation at this facility, at which time we started to recognize rental income on the tenant-funded portion of the renovation.

W. P. Carey 3/31/2012 10-Q — 34

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these investments. Amounts provided are the total amounts attributable to the investments and do not represent our proportionate share (dollars in thousands):

	Ownership Interest	Three Months Ended March 31,
Lessee	at March 31, 2012	2012	2011
The New York Times Company	18%	$6,867	$6,722
Carrefour France, SAS(a)	46%	4,756	4,952
Medica – France, S.A.(a)	46%	1,598	1,690
Schuler A.G.(a)	33%	1,549	1,577
U. S. Airways Group, Inc.	75%	1,093	1,081
Hologic, Inc.	36%	943	863
Symphony IRI Group, Inc.	33%	540	589
Consolidated Systems, Inc.	60%	469	449
Childtime Childcare, Inc.	34%	287	319
Federal Express Corporation(b)	100%	-	1,793
Amylin Pharmaceuticals, Inc. (b)	100%	-	1,007

		$18,102	$21,042

(a)	Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the Euro during the three months ended March 31, 2012 decreased by approximately 4% in comparison to the same period in 2011, resulting in a negative impact on lease revenues for our Euro-denominated investments in the current year period.
(b)	In connection with the CPA®:14/16 Merger, we purchased the remaining interest in this investment from CPA®:14. Subsequent to the acquisition, we consolidate this investment.

Lease Revenues

As of March 31, 2012, 67% of our net leases, based on annualized contractual minimum base rent, provide for adjustments based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 28% of our net leases on that same basis have fixed rent adjustments, which contractual minimum base rent is scheduled to increase by an average of 1.8% in the next twelve months. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies.

During the quarter ended March 31, 2012, we did not enter into any significant new leases. We modified six leases with contractual annual minimum base rents aggregating $2.3 million, which were on par with such rents under their original terms. We did not provide for any tenant concessions in connection with these lease amendments.

For the three months ended March 31, 2012 as compared to the same period in 2011, lease revenues increased by $3.8 million, primarily due to the properties we purchased in May 2011 from CPA®:14 in connection with the CPA®:14/16 Merger, which contributed to an increase to lease revenues of $2.7 million. In addition, the restructuring of several leases and CPI-based rent increases at several properties increased lease revenues by $0.7 million and $0.5 million, respectively.

Depreciation and Amortization

For the three months ended March 31, 2012 as compared to the same period in 2011, depreciation and amortization increased by $2.0 million, primarily due to depreciation and amortization recorded in the current year period on properties we purchased from CPA®:14 in May 2011.

General and Administrative

For the three months ended March 31, 2012 as compared to the same period in 2011, general and administrative expenses increased by $1.6 million, primarily due to $1.3 million of costs incurred in connection with the Proposed Merger.

W. P. Carey 3/31/2012 10-Q — 35

Impairment Charges

Our impairment charges are more fully described in Note 4. Impairment charges related to our continuing real estate ownership operations were as follows (in thousands):

	Three Months Ended March 31,
Lessee	2012	2011	Triggering Events
Sears Logistics Services, Inc.	$2,657	$-	Tenant vacated; potential sale of property
Lucent Technologies, Inc.	642	-	Tenant vacated; potential sale of property

Total	$3,299	$-

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

For the three months ended March 31, 2012 as compared to the same period in 2011, income from equity investments in real estate and the REITs increased by $0.8 million. Income from the Symphony IRI investment increased by $1.1 million in the current year period primarily due to the negative impact in the prior year period of our share of the $8.6 million impairment charge recognized by the investment in that period in connection with a potential sale of one of its properties, as well as a $0.2 million other-than-temporary impairment charge that was also recognized in the prior year period by us to reduce the fair value of our interest in the investment to its estimated fair value. This increase in equity income was partially offset by a decrease of $0.4 million from our investments that lease properties to Federal Express Corporation and Amylin Pharmaceuticals, Inc. as a result of purchasing all the remaining interests from CPA®:14 in connection with the CPA®:14/16 Merger and consolidating the investments beginning in May 2011.

Interest Expense

For the three months ended March 31, 2012 as compared to the same period in 2011, interest expense increased by $3.0 million. Interest expense on our line of credit increased by $1.7 million as a result of the amortization of financing costs incurred in connection with obtaining the new line of credit in December 2011, as well as a higher average outstanding balance and a higher average interest rate on the line of credit in the current year period. In addition, interest expense increased by $1.3 million as a result of mortgages assumed in connection with our acquisition of properties from CPA®:14 in connection with the CPA®:14/16 Merger in May 2011.

(Loss) Income from Discontinued Operations

For the three months ended March 31, 2012, we recognized loss from discontinued operations of $2.5 million, compared to income of $1.5 million recognized in the prior year period. The loss recognized in the current year was primarily due to an impairment charge of $2.4 million recorded on a property that was held for sale to reduce the carrying value of the property to its expected selling price. We completed the sale of this property in April 2012. The income recognized in the prior year period was comprised of a net gain on the sale of property of $0.8 million and income generated from the operations of discontinued properties of $0.7 million.

Provision for Income Taxes

For the three months ended March 31, 2012 as compared to the same period in 2011, provision for income taxes increased by $0.9 million, primarily due to an increase in equity earnings from the CPA® REITs and state taxes incurred on gains recognized in connection with several property sales.

Net Income from Real Estate Ownership Attributable to W. P. Carey Members

For the three months ended March 31, 2012 as compared to the same period in 2011, the resulting net income from real estate ownership attributable to W. P. Carey members decreased by $9.0 million.

W. P. Carey 3/31/2012 10-Q — 36

Funds from Operations — as Adjusted (AFFO)

For the three months ended March 31, 2012 as compared to the same period in 2011, AFFO from Real Estate Ownership increased by $3.6 million, primarily as a result of income earned from the properties we purchased from CPA®:14 in 2011 in connection with the CPA®:14/16 Merger, as well as income generated from our equity interests in the REITs, primarily as a result of our $121.0 million incremental investment in CPA®:16 – Global in connection with the CPA®:14/16 Merger.

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

Operating Activities

Cash used in operating activities was $4.1 million during the three months ended March 31, 2012, compared to cash flow from operating activities of $6.7 million in the same period in 2011, primarily due to the following reasons:

•

Cash payments for bonuses to employees and commissions to investment officers increased by $5.2 million during the three months ended March 31, 2012 as compared to the same period in 2011, primarily as a result of the Company’s performance and higher investment volume in 2011 as compared to 2010;

•

During the current year period, we received revenue of $4.2 million in connection with structuring investments and debt refinancing on behalf of the REITs as compared to $9.0 million in the comparable prior year period;

•

Deferred acquisition revenue received was $2.4 million lower during the three months ended March 31, 2012 as compared to the same period in 2011, primarily due to a shift in the timing of when deferred acquisition revenue is received and lower investment volume by the CPA® REITs in prior year periods;

•	We incurred expenses of $2.1 million during the three months ended March 31, 2012 related to the Proposed Merger; and
•

During the three months ended March 31, 2012, we received revenue of $8.6 million in cash for providing asset-based management services to the REITs as compared to $9.6 million in the prior year period. This amount does not include revenue received from the REITs in the form of shares of their common stock rather than cash (see below).

These decreases in cash flow from operating activities were partially offset by cash distributions from CPA®:16 – Global’s operating partnership of $4.3 million received during the three months ended March 31, 2012, as a result of its UPREIT structure that was implemented in May 2011.

In 2012, we elected to receive all asset management and performance revenue from CPA®:15 in cash, while for CPA®:16 – Global, we elected to receive 50% of asset management revenue in shares of its common stock with the remaining 50% payable in cash. For CPA®:17 – Global and CWI, we elected to receive asset management revenue in shares of their common stock. In 2011, we elected to receive all asset management revenue in cash, with the exception of CPA®:17 – Global’s asset management fee, which we elected to receive in shares of their common stock. For 2011, we also elected to receive performance revenue from CPA®:16 – Global in shares of its common stock, while for CPA®:14, prior to the CPA®:14/16 Merger, and CPA®:15 we elected to receive 80% of all performance revenue in shares of their common stocks, with the remaining 20% payable in cash. Subsequent to CPA®:16 – Global’s UPREIT reorganization in May 2011, we no longer earn performance revenue from CPA®:16 – Global, but we receive a distribution of available cash from its operating partnership. We also elected to receive asset management revenue from CPA®:16 – Global in shares of its common stock after the CPA®:14/16 Merger. For CWI, we elected to receive all asset management revenue in cash for 2011.

W. P. Carey 3/31/2012 10-Q — 37

In addition to cash flow from operating activities, we may use the following sources to fund distributions to shareholders: distributions received from equity investments in excess of equity income, net contributions from noncontrolling interests, borrowings under our lines of credit and existing cash resources.

Investing Activities

Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and capitalized property improvements. Cash inflows during the current year period included $7.4 million in distributions from equity investments in real estate and the REITs in excess of cumulative equity income. We also received cash proceeds of $2.4 million from the sale of two properties. Funds totaling $0.7 million and $2.0 million were invested in and released from, respectively, lender-held investment accounts. During the three months ended March 31, 2012, we used $1.5 million to make capital improvements to various properties.

Financing Activities

During the three months ended March 31, 2012, we paid distributions to shareholders of $22.8 million and paid distributions of $1.0 million to affiliates who hold noncontrolling interests in various entities with us. We also made scheduled mortgage principal payments of $2.4 million and borrowed $15.0 million against our line of credit. We received $4.2 million in connection with issuing shares of our common stock pursuant to our dividend reinvestment plan. We recognized windfall tax benefits of $4.6 million in connection with certain employees exercised their stock options and the vesting of PSUs and RSUs during the first quarter of 2012, which reduced our tax liability due to taxing authorities.

Adjusted Cash Flow from Operating Activities (ACFO)

ACFO is a non-GAAP measure that we use to evaluate our business. For a definition of ACFO and reconciliation to cash flow from operating activities, see Supplemental Financial Measures below. Our ACFO for the three months ended March 31, 2012 and 2011 was $36.7 million and $24.2 million, respectively, primarily due to the higher distributions received from our equity investments in real estate and the REITs and higher net prepayment of income taxes.

Summary of Financing

The table below summarizes our non-recourse and limited-recourse debt and credit facility (dollars in thousands):

	March 31, 2012	December 31, 2011
Balance
Fixed rate	$257,648	$258,886
Variable rate (a)	345,234	330,483

Total	$602,882	$589,369

Percent of total debt
Fixed rate	43%	44%
Variable rate (a)	57%	56%

	100%	100%

Weighted-average interest rate at end of period
Fixed rate	5.6%	5.6%
Variable rate (a)	3.1%	4.6%

(a)	Variable-rate debt at March 31, 2012 included (i) $248.2 million outstanding under our line of credit, (ii) $47.1 million that has been effectively converted to fixed rates through interest rate swap derivative instruments and (iii) $42.4 million in mortgage loan obligations that bore interest at fixed rates but have interest rate reset features that may change the interest rates to then-prevailing market fixed rates (subject to specified caps) at certain points during their term.

W. P. Carey 3/31/2012 10-Q — 38

Cash Resources

At March 31, 2012, our cash resources consisted of the following:

•

Cash and cash equivalents totaling $30.7 million. Of this amount, $6.4 million, at then-current exchange rates, was held by foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts;

•

A line of credit with unused capacity of $183.6 million, excluding amounts reserved for outstanding letters of credit. Our lender has issued letters of credit totaling $6.8 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under the facility; and

•

We also had unleveraged properties that had an aggregate carrying value of $212.6 million at March 31, 2012, although there can be no assurance that we would be able to obtain financing for these properties.

Our cash resources can be used for working capital needs and other commitments and may be used for future investments. We continue to evaluate fixed-rate financing options, such as obtaining non-recourse financing on our unleveraged properties. Any financing obtained may be used for working capital objectives and/or may be used to pay down existing debt balances.

Line of Credit

Our credit facility is more fully described in Note 9. A summary of our line of credit is provided below (in thousands):

	March 31, 2012		December 31, 2011
	Outstanding Balance	Maximum Available	Outstanding Balance	Maximum Available
Unsecured line of credit	$248,160	$450,000	$233,160	$450,000

Cash Requirements

During the next 12 months, we expect that cash payments will include paying distributions to our shareholders and to our affiliates who hold noncontrolling interests in entities we control and making scheduled mortgage loan principal payments, including mortgage balloon payments totaling $28.3 million, as well as other normal recurring operating expenses. In addition, as described in Note 3, the estimated total Proposed Merger consideration includes cash of approximately $151.8 million. We have obtained a commitment for $175.0 million term loan as part of our credit facility to pay for the cash portion of the consideration in the Proposed Merger.

We expect to fund future investments, any capital expenditures on existing properties and scheduled debt maturities on non-recourse mortgage loans through cash generated from operations, the use of our cash reserves or unused amounts on our line of credit.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at March 31, 2012 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — Principal (a)	$355,721	$37,533	$22,238	$106,700	$189,250
Lines of credit — Principal (b)	248,160	-	248,160	-	-
Interest on borrowings (c)	142,909	29,270	52,838	28,631	32,170
Operating and other lease commitments (d)	9,227	966	1,886	1,518	4,857
Property improvement commitments	913	913	-	-	-

	$756,930	$68,682	$325,122	$136,849	$226,277

(a)	Excludes $1.0 million of purchase accounting adjustments required in connection with the CPA®:14/16 Merger, which are included in Non-recourse and limited-recourse debt at March 31, 2012.

W. P. Carey 3/31/2012 10-Q — 39

(b)	Our $450.0 million line of credit is scheduled to mature in December 2014, unless extended pursuant to its terms.
(c)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at March 31, 2012.
(d)	Operating and other lease commitments consist primarily of the future minimum rents payable on the lease for our principal offices. We are reimbursed by affiliates for their share of the future minimum rents under an office cost-sharing agreement. These amounts are allocated among the entities based on gross revenues and are adjusted quarterly.

Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at March 31, 2012, which consisted primarily of the Euro. At March 31, 2012, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

Equity Method Investments

We have investments in unconsolidated investments that own single-tenant properties net leased to corporations. Generally, the underlying investments are jointly-owned with our affiliates. Summarized financial information for these investments and our ownership interest in the investments at March 31, 2012 is presented below. Summarized financial information provided represents the total amounts attributable to the investments and does not represent our proportionate share (dollars in thousands):

Lessee	Ownership Interest at March 31, 2012	Total Assets	Total Third- Party Debt	Maturity Date
U. S. Airways Group, Inc.	75%	$29,178	$17,663	4/2014
The New York Times Company	18%	247,334	121,818	9/2014
Carrefour France, SAS (a)	46%	135,821	97,367	12/2014
Consolidated Systems, Inc.	60%	16,572	11,142	11/2016
Medica – France, S.A. (a)	46%	45,014	34,595	10/2017
Symphony IRI Group, Inc.	33%	22,575	14,716	2/2021
Hologic, Inc.	36%	25,735	13,201	5/2023
Schuler A.G. (a)	33%	68,017	-	N/A
Childtime Childcare, Inc.	34%	8,814	-	N/A

		$599,060	$310,502

(a)	Dollar amounts shown are based on the exchange rate of the Euro at March 31, 2012.

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

W. P. Carey 3/31/2012 10-Q — 40

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

W. P. Carey 3/31/2012 10-Q — 41

FFO and AFFO for all periods presented are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Investment Management
Net Income from investment management attributable to W. P. Carey members	$11,159	$13,177

FFO - as defined by NAREIT (a)	11,159	13,177

Adjustments:
Amortization and other non-cash charges	7,561	7,473
Amortization of deferred financing costs	283	-
Merger expenses	837	-
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at AFFO:
AFFO adjustments to equity earnings from equity investments	(1,825)	-

Total adjustments	6,856	7,473

AFFO - Investment Management	$18,015	$20,650

Real Estate Ownership
Net Income from real estate ownership attributable to W. P. Carey members	$1,131	$10,166
Adjustments:
Depreciation and amortization of real property	6,147	4,475
Impairment charges (a)	5,724	-
Loss (gain) on sale of real estate, net	181	(781)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	898	1,548
Impairment charges (a)	-	1,090
Loss on sale of real estate, net	142	-
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(434)	(196)

Total adjustments	12,658	6,136

FFO - as defined by NAREIT (a)	13,789	16,302

Adjustments:
Other depreciation, amortization and non-cash charges	(669)	(635)
Amortization of deferred financing costs	464	-
Straight-line and other rent adjustments	(1,115)	(417)
Merger expenses	1,266	-
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at AFFO:
Straight-line and other rent adjustments	(413)	(622)
AFFO adjustments to equity earnings from equity investments	8,751	3,778
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	(19)	86

Total adjustments	8,265	2,190

AFFO - Real Estate Ownership	$22,054	$18,492

Total Company
FFO - as defined by NAREIT	$24,948	$29,479

AFFO	$40,069	$39,142

(a)	The SEC Staff has recently advised that they take no position on the inclusion or exclusion of impairment write-downs in arriving at FFO. Since 2003, NAREIT has taken the position that the exclusion of impairment charges is consistent with its definition of FFO. Accordingly, we have revised our computation of FFO to exclude impairment charges, if any, in arriving at FFO for all periods presented.

W. P. Carey 3/31/2012 10-Q — 42

Adjusted Cash Flow from Operating Activities (ACFO)

ACFO refers to our cash flow from operating activities (as computed in accordance with GAAP) adjusted, where applicable, primarily to: add cash distributions that we receive from our investments in unconsolidated real estate joint investments in excess of our equity income; subtract cash distributions that we make to our noncontrolling partners in real estate joint investments that we consolidate; and eliminate changes in working capital. We hold a number of interests in real estate joint investments, and we believe that adjusting our GAAP cash flow provided by operating activities to reflect these actual cash receipts and cash payments, as well as eliminating the effect of timing differences between the payment of certain liabilities and the receipt of certain receivables in a period other than that in which the item is recognized, may give investors additional information about our actual cash flow that is not incorporated in cash flow from operating activities as defined by GAAP.

We believe that ACFO is a useful supplemental measure for assessing the cash flow generated from our core operations as it gives investors important information about our liquidity that is not provided within cash flow from operating activities as defined by GAAP, and we use this measure when evaluating distributions to shareholders.

ACFO for all periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Summarized cash flow information:
Cash flow (used in) provided by operating activities	$(4,060)	$6,686

Cash flow provided by investing activities	$9,464	$9,140

Cash flow used in financing activities	$(4,173)	$(46,880)

Reconciliation of adjusted cash flow from operating activities:
Cash flow (used in) provided by operating activities	$(4,060)	$6,686
Adjustments:
Distributions received from equity investments in real estate in excess of equity income (a)	7,281	1,888
Distributions paid to noncontrolling interests, net (b)	(247)	(815)
Changes in working capital (c)	33,692	16,467

ACFO (inclusive of merger costs totaling $2.1 million in 2012) (d)	$36,666	$24,226

Distributions declared	$23,330	$20,418

(a)

We take a substantial portion of our asset management revenue in shares of the CPA® REITs. To the extent we receive distributions in excess of the equity income that we recognize, we include such amounts in our evaluation of cash flow from core operations.

(b)	Represents noncontrolling interests’ share of distributions made by joint investments that we consolidate in our financial statements.
(c)	Timing differences arising from the payment of certain liabilities and the receipt of certain receivables in a period other than that in which the item is recognized in determining net income may distort the actual cash flow that our core operations generate. We adjust our GAAP cash flow from operating activities to record such amounts in the period in which the item was actually recognized.
(d)	Adjusted cash flow from operating activities for the three months ended March 31, 2012 includes a reduction of $2.1 million as a result of charges incurred in connection with the Proposed Merger. Management does not consider these costs to be an ongoing cash outflow when evaluating cash flow generated from our core operations using this supplemental financial measure.

While we believe that FFO, AFFO and ACFO are important supplemental measures, they should not be considered as alternatives to net income as an indication of a company’s operating performance or to cash flow from operating activities as a measure of liquidity. These non-GAAP measures should be used in conjunction with net income and cash flow from operating activities as defined by GAAP. FFO, AFFO and ACFO, or similarly titled measures disclosed by other real estate investment trusts, may not be comparable to our FFO, AFFO and ACFO measures.

W. P. Carey 3/31/2012 10-Q — 43

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable-rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At March 31, 2012, we estimate that the fair value of our interest rate swaps, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $3.9 million.

At March 31, 2012, a significant portion (approximately 58%) of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The estimated fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed-rate debt at March 31, 2012 ranged from 3.1% to 7.8%. The annual interest rates on our variable-rate debt at March 31, 2012 ranged from 2.0% to 7.3%. Our debt obligations are more fully described under Financial Condition in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at March 31, 2012 (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total	Fair value
Fixed-rate debt	$33,671	$7,080	$7,136	$43,280	$56,434	$111,046	$258,647	$260,920
Variable-rate debt	$1,535	$2,113	$254,010	$6,035	$1,999	$79,542	$345,234	$348,044

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or caps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at March 31, 2012 by an aggregate increase of $14.4 million or an aggregate decrease of $13.5 million, respectively. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed-rates at March 31, 2012 would increase or decrease by $2.6 million for each respective 1% change in annual interest rates. As more fully described under Financial Condition — Summary of Financing in Item 2 above, a portion of the debt classified as variable-rate debt in the tables above bore interest at fixed rates at March 31, 2012 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. Such debt is generally not subject to short-term fluctuations in interest rates.

W. P. Carey 3/31/2012 10-Q — 44

Foreign Currency Exchange Rate Risk

We own investments in the European Union and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the Euro, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. For the three months ended March 31, 2012, we recognized net realized and unrealized foreign currency transaction gains of $0.1 million and $0.2 million, respectively. These gains are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the Euro on accrued interest receivable on notes receivable from consolidated subsidiaries.

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2012, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2012 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

W. P. Carey 3/31/2012 10-Q — 45

Item 6. Exhibits

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1	Agreement and Plan of Merger Agreement dated as of February 17, 2012, by and among W. P. Carey & Co. LLC and W. P. Carey REIT, Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed February 21, 2012)

10.2	Agreement and Plan of Merger dated as of February 17, 2012, by and between Corporate Property Associates 15 Incorporated, CPA 15 Holdco, Inc., W. P. Carey & Co. LLC, W. P. Carey REIT, Inc., CPA 15 Merger Sub Inc., a subsidiary of W. P. Carey REIT, Inc., and, for the limited purposes set forth therein, Carey Asset Management Corp. and W. P. Carey & Co. B.V., each a subsidiary of W. P. Carey & Co. LLC. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed February 21, 2012)

10.3	Amended and Restated Credit Agreement dated as of February 17, 2012, by and among the Borrowers set forth therein, W. P. Carey & Co. LLC as guarantor, the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed February 21, 2012)

10.4	Employment Agreement dated as of March 1, 2012, by and among W. P. Carey & Co. LLC and Trevor P. Bond. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 2, 2012)

101	The following materials from W. P. Carey & Co. LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three months ended March 31, 2012, and 2011, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012, and 2011, and (v) Notes to Consolidated Financial Statements.*

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

W. P. Carey 3/31/2012 10-Q — 46

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. P. Carey & Co. LLC

Date: May 8, 2012	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2012	By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey 3/31/2012 10-Q — 47

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1	Agreement and Plan of Merger Agreement dated as of February 17, 2012, by and among W. P. Carey & Co. LLC and W. P. Carey REIT, Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed February 21, 2012)

10.2	Agreement and Plan of Merger dated as of February 17, 2012, by and between Corporate Property Associates 15 Incorporated, CPA 15 Holdco, Inc., W. P. Carey & Co. LLC, W. P. Carey REIT, Inc., CPA 15 Merger Sub Inc., a subsidiary of W. P. Carey REIT, Inc., and, for the limited purposes set forth therein, Carey Asset Management Corp. and W. P. Carey & Co. B.V., each a subsidiary of W. P. Carey & Co. LLC. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed February 21, 2012)

10.3	Amended and Restated Credit Agreement dated as of February 17, 2012, by and among the Borrowers set forth therein, W. P. Carey & Co. LLC as guarantor, the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed February 21, 2012)

10.4	Employment Agreement dated as of March 1, 2012, by and among W. P. Carey & Co. LLC and Trevor P. Bond. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 2, 2012)

101	The following materials from W. P. Carey & Co. LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three months ended March 31, 2012, and 2011, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012, and 2011, and (v) Notes to Consolidated Financial Statements.*

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

W. P. Carey 3/31/2012 10-Q — 48