Form 10-Q
period 2012-06-30
W P CAREY & CO LLC
filed 2012-08-07
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Registrant has 40,358,186 shares of common stock, no par value, outstanding at August 1, 2012.

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

W. P. Carey 6/30/2012 10-Q — 1

PART I

Item  1. Financial Statements

W. P. CAREY & CO. LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)

	June 30, 2012	December 31, 2011
Assets
Investments in real estate:
Real estate, at cost (inclusive of amounts attributable to consolidated variable interest entities (“VIEs”) of $41,032 and $41,032, respectively)	$595,920	$646,482
Operating real estate, at cost (inclusive of amounts attributable to consolidated VIEs of $26,395 and $26,318, respectively)	110,028	109,875
Accumulated depreciation (inclusive of amounts attributable to consolidated VIEs of $23,328 and $22,350, respectively)	(127,139)	(135,175)

Net investments in properties	578,809	621,182
Net investments in direct financing leases	57,872	58,000
Equity investments in real estate and the REITs	552,552	538,749

Net investments in real estate	1,189,233	1,217,931
Cash and cash equivalents (inclusive of amounts attributable to consolidated VIEs of $245 and $230, respectively)	39,800	29,297
Due from affiliates	33,908	38,369
Intangible assets and goodwill, net	121,402	125,957
Other assets, net (inclusive of amounts attributable to consolidated VIEs of $1,891 and $2,773, respectively)	54,272	51,069

Total assets	$1,438,615	$1,462,623

Liabilities and Equity
Liabilities:
Non-recourse and limited-recourse debt (inclusive of amounts attributable to consolidated VIEs of $14,073 and $14,261, respectively)	$346,532	$356,209
Line of credit	233,160	233,160
Accounts payable, accrued expenses and other liabilities (inclusive of amounts attributable to consolidated VIEs of $1,620 and $1,651, respectively)	62,948	82,055
Income taxes, net	37,652	44,783
Distributions payable	22,960	22,314

Total liabilities	703,252	738,521

Redeemable noncontrolling interest	6,788	7,700

Commitments and contingencies (Note 10)
Equity:
W. P. Carey members’ equity:
Listed shares, no par value, 100,000,000 shares authorized; 40,358,186 and 39,729,018 shares issued and outstanding, respectively	798,036	779,071
Distributions in excess of accumulated earnings	(99,653)	(95,046)
Deferred compensation obligation	7,691	7,063
Accumulated other comprehensive loss	(11,096)	(8,507)

Total W. P. Carey members’ equity	694,978	682,581
Noncontrolling interests	33,597	33,821

Total equity	728,575	716,402

Total liabilities and equity	$1,438,615	$1,462,623

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2012 10-Q — 2

W. P. CAREY & CO. LLC

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Asset management revenue	$15,636	$16,619	$31,238	$36,439
Structuring revenue	3,622	5,735	11,260	21,680
Incentive, termination and subordinated disposition revenue	-	52,515	-	52,515
Wholesaling revenue	4,080	2,922	7,867	6,202
Reimbursed costs from affiliates	20,484	17,059	39,221	34,778
Lease revenues	17,228	16,217	34,859	30,089
Other real estate income	6,992	5,709	12,984	10,992

	68,042	116,776	137,429	192,695

Operating Expenses
General and administrative	(26,582)	(24,585)	(53,491)	(45,908)
Reimbursable costs	(20,484)	(17,059)	(39,221)	(34,778)
Depreciation and amortization	(6,733)	(5,891)	(13,528)	(10,501)
Property expenses	(3,404)	(2,819)	(5,989)	(5,708)
Other real estate expenses	(2,431)	(2,942)	(4,930)	(5,499)
Impairment charges	(1,003)	-	(3,660)	-

	(60,637)	(53,296)	(120,819)	(102,394)

Other Income and Expenses
Other interest income	155	560	658	1,235
Income from equity investments in real estate and the REITs	28,345	15,072	42,331	21,288
Gain on change in control of interests	-	27,859	-	27,859
Other income and (expenses)	1,218	4,758	1,524	5,239
Interest expense	(7,246)	(5,355)	(14,591)	(9,671)

	22,472	42,894	29,922	45,950

Income from continuing operations before income taxes	29,877	106,374	46,532	136,251
Benefit from (provision for) income taxes	1,882	(25,030)	187	(32,597)

Income from continuing operations	31,759	81,344	46,719	103,654

Discontinued Operations
(Loss) income from operations of discontinued properties	(231)	(122)	(273)	403
(Loss) gain on sale of real estate	(298)	(121)	(479)	660
Impairment charges	-	(41)	(3,068)	(41)

(Loss) income from discontinued operations	(529)	(284)	(3,820)	1,022

Net Income	31,230	81,060	42,899	104,676
Add: Net loss attributable to noncontrolling interests	480	384	1,058	714
Less: Net loss (income) attributable to redeemable noncontrolling interest	67	(1)	110	(604)

Net Income Attributable to W. P. Carey Members	$31,777	$81,443	$44,067	$104,786

Basic Earnings Per Share
Income from continuing operations attributable to W. P. Carey members	$0.79	$2.03	$1.17	$2.57
(Loss) income from discontinued operations attributable to W. P. Carey members	(0.01)	(0.01)	(0.09)	0.03

Net income attributable to W. P. Carey members	$0.78	$2.02	$1.08	$2.60

Diluted Earnings Per Share
Income from continuing operations attributable to W. P. Carey members	$0.78	$2.00	$1.15	$2.55
(Loss) income from discontinued operations attributable to W. P. Carey members	(0.01)	(0.01)	(0.09)	0.03

Net income attributable to W. P. Carey members	$0.77	$1.99	$1.06	$2.58

Weighted Average Shares Outstanding
Basic	40,047,220	39,782,796	40,218,677	39,760,676

Diluted	40,757,055	40,243,548	40,828,646	40,192,418

Amounts Attributable to W. P. Carey Members
Income from continuing operations, net of tax	$32,306	81,727	47,887	103,764
(Loss) income from discontinued operations, net of tax	(529)	(284)	(3,820)	1,022

Net income	$31,777	$81,443	$44,067	$104,786

Distributions Declared Per Share	$0.567	0.550	1.132	1.062

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2012 10-Q — 3

W. P. CAREY & CO. LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income	$31,230	$81,060	$42,899	$104,676
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(4,823)	1,945	(2,305)	7,671
Unrealized loss on derivative instruments	(937)	(1,061)	(581)	(239)
Change in unrealized appreciation on marketable securities	(2)	(2)	(5)	(3)

	(5,762)	882	(2,891)	7,429

Comprehensive Income	25,468	81,942	40,008	112,105

Amounts Attributable to Noncontrolling Interests:
Net loss	480	384	1,058	714
Foreign currency translation adjustments	628	(278)	297	(1,053)

Comprehensive loss (income) attributable to noncontrolling interests	1,108	106	1,355	(339)

Amounts Attributable to Redeemable Noncontrolling Interest:
Net loss (income)	67	(1)	110	(604)
Foreign currency translation adjustments	14	(2)	5	(9)

Comprehensive loss (income) attributable to redeemable noncontrolling interest	81	(3)	115	(613)

Comprehensive Income Attributable to W. P. Carey Members	$26,657	$82,045	$41,478	$111,153

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2012 10-Q — 4

W. P. CAREY & CO. LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash Flows — Operating Activities
Net income	$42,899	$104,676
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	15,054	12,782
Income from equity investments in real estate and the REITs (in excess of) less than distributions received	(17,013)	223
Straight-line rent and financing lease adjustments	(2,016)	(1,386)
Amortization of deferred revenue	(4,718)	(1,573)
Gain on sale of real estate	(1,505)	(660)
Unrealized loss (gain) on foreign currency transactions and others	23	(371)
Realized loss (gain) on foreign currency transactions and others	535	(1,188)
Management income received in shares of affiliates	(14,005)	(52,142)
Gain on conversion of shares	-	(3,806)
Gain on change in control of interests	-	(27,859)
Impairment charges	6,728	41
Stock-based compensation expense	9,755	8,628
Deferred acquisition revenue received	13,322	15,462
Increase in structuring revenue receivable	(4,906)	(9,222)
(Decrease) increase in income taxes, net	(12,206)	16,532
Net changes in other operating assets and liabilities	(20,142)	(11,543)

Net cash provided by operating activities	11,805	48,594

Cash Flows — Investing Activities
Distributions received from equity investments in real estate and the REITs in excess of equity income	15,909	11,891
Capital contributions to equity investments	(180)	(2,297)
Purchase of interests in CPA®:16 — Global	-	(121,315)
Purchases of real estate and equity investments in real estate	-	(24,323)
Capital expenditures	(1,812)	(1,375)
Cash acquired on acquisition of subsidiaries	-	57
Proceeds from sale of real estate	25,195	10,643
Proceeds from sale of securities	198	777
Funding of short-term loans to affiliates	-	(94,000)
Proceeds from repayment of short-term loans to affiliates	-	94,000
Funds placed in escrow	(5,577)	(3,899)
Funds released from escrow	7,647	2,030

Net cash provided by (used in) investing activities	41,380	(127,811)

Cash Flows — Financing Activities
Distributions paid	(46,013)	(40,849)
Contributions from noncontrolling interests	1,480	1,459
Distributions paid to noncontrolling interests	(1,165)	(2,822)
Purchase of noncontrolling interest	-	(7,502)
Scheduled payments of mortgage principal	(10,262)	(9,897)
Proceeds from mortgage financing	1,250	7,438
Proceeds from line of credit	15,000	231,410
Repayments of line of credit	(15,000)	(140,000)
Payment of financing costs	(123)	(831)
Proceeds from issuance of shares	5,692	1,018
Windfall tax benefit associated with stock-based compensation awards	6,607	872

Net cash (used in) provided by financing activities	(42,534)	40,296

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(148)	689

Net increase (decrease) in cash and cash equivalents	10,503	(38,232)
Cash and cash equivalents, beginning of period	29,297	64,693

Cash and cash equivalents, end of period	$39,800	$26,461

(Continued)

W. P. Carey 6/30/2012 10-Q — 5

W. P. CAREY & CO. LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Continued)

Supplemental noncash investing activities:

On May 2, 2011, in connection with entering into an amended and restated advisory agreement with Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global”), we received a special membership interest in CPA®:16 – Global’s operating partnership and recorded as consideration a $28.3 million adjustment to Equity investments in real estate and the REITs to reflect the fair value of our special interest in that operating partnership (Note 3).

Also on May 2, 2011, we exchanged 11,113,050 shares of Corporate Property Associates 14 Incorporated (“CPA®:14”) for 13,260,091 shares of CPA®:16 – Global, resulting in a gain of approximately $2.8 million. Additionally, we recognized a gain of $1.0 million on the conversion of our termination revenue to shares of CPA®:14 as a result of the fair value of the shares received exceeding the termination revenue (Note 3).

In May 2011, we purchased the remaining interests in the Federal Express and Amylin investments from CPA®:14, which we had previously accounted for under the equity method. In connection with purchasing these properties, we recognized a net gain of $27.9 million to adjust the carrying value of our existing interests in these investments to their estimated fair values. We also assumed two non-recourse mortgages on the related properties with an aggregate fair value of $87.6 million at the date of acquisition (Note 3).

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2012 10-Q — 6

W. P. CAREY & CO. LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business

W. P. Carey & Co. LLC (“W. P. Carey” and, together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) provides long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and manages a global investment portfolio. We invest primarily in commercial properties domestically and internationally that are generally triple-net leased to single corporate tenants, which requires each tenant to pay substantially all of the costs associated with operating and maintaining the property. We also earn revenue as the advisor to publicly-owned, non-listed real estate investment trusts, which are sponsored by us under the Corporate Property Associates brand name (the “CPA® REITs”) and invest in similar properties. At June 30, 2012, we were the advisor to the following CPA® REITs: Corporate Property Associates 15 Incorporated (“CPA®:15”), CPA®:16 – Global and Corporate Property Associates 17 – Global Incorporated (“CPA®:17 – Global”). We are also the advisor to Carey Watermark Investors Incorporated (“CWI” and, together with the CPA® REITs, the “REITs”), which we formed in March 2008 for the purpose of acquiring interests in lodging and lodging-related properties. At June 30, 2012, we owned and/or managed more than 970 properties domestically and internationally. Our owned portfolio was comprised of our full or partial ownership interest in 146 properties, substantially all of which were net leased to 69 tenants, and totaled approximately 11.4 million square feet (on a pro rata basis) with an occupancy rate of approximately 94%. In addition, through our consolidated subsidiaries, Carey Storage Management LLC (“Carey Storage”) and Livho, Inc. (“Livho”), we had interests in 21 self-storage properties and a hotel property, respectively, for an aggregate of approximately 0.8 million square feet (on a pro rata basis) at June 30, 2012.

On February 17, 2012, we and CPA®:15 entered into a definitive agreement pursuant to which CPA®:15 will merge with and into one of our newly formed subsidiaries, W. P. Carey Inc. (the “Proposed Merger”) (Note 3). The closing of the Proposed Merger is subject to customary closing conditions, including the approval of our shareholders and the stockholders of CPA®:15. Upon approval of the Proposed Merger and immediately prior thereto, we intend to reorganize as a real estate investment trust (the “Proposed REIT Reorganization”). The Proposed REIT Reorganization is an internal reorganization of our corporate structure into a real estate investment trust to hold substantially all of our real estate assets attributable to our Real Estate Ownership segment, including the assets held by CPA®:15, while the activities conducted by our Investment Management segment subsidiaries will be organized under taxable real estate investment trust subsidiaries (“TRSs”). In July 2012, we entered into a number of agreements with the Estate of Wm. Polk Carey (the “Estate”), our Chairman and founder who passed away on January 2, 2012, including a voting agreement (the “Voting Agreement”) pursuant to which the Estate and W. P. Carey & Co., Inc., a wholly-owned corporation of the Estate (“HoldCo” and together with the Estate, the “Estate Shareholders”) have agreed, among other things, to vote their Listed shares, totaling approximately 27.92% of our outstanding common stock on July 16, 2012, the record date for the special meeting of our shareholders regarding the Proposed REIT Reorganization and Proposed Merger, in favor of those transactions (Note 16).

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

Real Estate Ownership — We own and invest in commercial properties in the United States of America (“U.S.”) and the European Union that are then leased to companies, primarily on a triple-net lease basis. We may also invest in other properties if opportunities arise. We own interests in the REITs and account for these interests under the equity method of accounting. In addition, we receive a percentage of distributions of Available Cash, as defined in the respective advisory agreements, from the operating partnerships of CPA®:16 – Global, CPA®:17 – Global and CWI, and earn deferred revenue from our special member interest in CPA®:16 – Global’s operating partnership. Effective April 1, 2012, we include such distributions and deferred revenue in our Real Estate Ownership segment.

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

W. P. Carey 6/30/2012 10-Q — 7

Notes to Consolidated Financial Statements

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

Counterparty Credit Risk Portfolio Exception Election

Effective January 1, 2011, or the “effective date,” we have made an accounting policy election to use the exception in Accounting Standards Codification (“ASC”) 820-10-35-18D, the “portfolio exception,” with respect to measuring counterparty credit risk for derivative instruments, consistent with the guidance in 820-10-35-18G. We manage credit risk for our derivative positions on a counterparty-by-counterparty basis (that is, on the basis of its net portfolio exposure with each counterparty), consistent with our risk management strategy for such transactions. We manage credit risk by considering indicators of risk such as credit ratings, and by negotiating terms in our International Swaps and Derivatives Association, Inc. (“ISDA”) master netting arrangements with each individual counterparty. Credit risk plays a central role in the decision of which counterparties to consider for such relationships and when deciding with whom it will enter into derivative transactions. Since the effective date, we have monitored and measured credit risk and calculated credit valuation adjustments for our derivative transactions on the basis of its relationships at ISDA master netting arrangement level. We receive reports from an independent third-party valuation specialist on quarterly basis providing the credit valuation adjustments at the counterparty portfolio level for purposes of reviewing and managing our credit risk exposures. Since the portfolio exception applies only to the fair value measurement and not to financial statement presentation, the portfolio-level adjustments are then allocated in a reasonable and consistent manner each period to the individual assets or liabilities that make up the group, in accordance with other applicable accounting guidance and our accounting policy elections. Derivative transactions are measured at fair value in the statement of financial position each reporting period. We note that key market participants take into account the existence of such arrangements that mitigate credit risk exposure in the event of default. As such, we elect to apply the portfolio exception in 820-10-35-18D with respect to measuring counterparty credit risk for all of our derivative transactions subject to master netting arrangements.

Out-of-Period Adjustment

During the second quarter of 2012, we identified an error in the consolidated financial statements related to the misapplication of accounting guidance on the involuntary disposals of two parcels of land in the fourth quarter of 2010. We concluded that this adjustment, with a net impact on income from continuing operations and income attributable to W. P. Carey members of $1.8 million

W. P. Carey 6/30/2012 10-Q — 8

Notes to Consolidated Financial Statements

on our statement of operations for the second quarter of 2012, was not material to our results for the prior year period or for the period of adjustment. Accordingly, this change was recorded in the consolidated financial statements in the second quarter of 2012 as an out-of-period adjustment as follows: a reduction to Accounts payable, accrued expenses and other liabilities of $2.1 million and a reduction to Net investments in properties of $0.3 million on the consolidated balance sheet; and an increase in Gain on sale of real estate of $2.0 million, an increase in Property expenses of $0.4 million, an increase in Other real estate income of $0.2 million and an increase in Other interest income of $0.1 million on the consolidated statement of operations.

Note 3. Agreements and Transactions with Related Parties

Advisory Agreements with the REITs

We have advisory agreements with each of the REITs pursuant to which we earn certain fees or are entitled to receive distributions of cash flow. The CPA® REIT advisory agreements that are currently in place are scheduled to expire on the earlier of the date that the Proposed Merger is consummated or September 30, 2012 unless otherwise renewed. The terms of the advisory agreements are outlined in our 2011 Annual Report, except as otherwise stated below. The CWI advisory agreement that is currently in place is scheduled to expire on September 30, 2012 unless otherwise renewed. The following table presents a summary of revenue earned and/or cash received from the REITs in connection with providing services as the advisor to the REITs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Asset management revenue (a)	$15,636	$16,619	$31,238	$36,439
Structuring revenue (b)	3,622	5,735	11,260	21,680
Incentive, termination and subordinated disposition revenue (c)	-	52,515	-	52,515
Wholesaling revenue (d)	4,080	2,922	7,867	6,202
Reimbursed costs from affiliates (d)	20,484	17,059	39,221	34,778
Distributions of Available Cash (e)	7,463	1,973	14,437	3,788
Deferred revenue earned (f)	2,123	1,416	4,246	1,416

	$53,408	$98,239	$108,269	$156,818

(a)

We earn asset management revenue from each REIT, which is based on average invested assets and is calculated according to the advisory agreement with each REIT. For CPA®:16 – Global prior to its merger with CPA®:14 in May 2011 (the “CPA®:14/16 Merger”) and for CPA®:15, this revenue generally totals 1% per annum, with a portion of this revenue, or 0.5%, contingent upon the achievement of specific performance criteria. For CPA®:16 – Global subsequent to the CPA®:14/16 Merger, we earn asset management revenue of 0.5% of average invested assets. For CPA®:17 – Global, we earn asset management revenue ranging from 0.5% of average market value for long-term net leases and certain other types of real estate investments up to 1.75% of the average equity value for certain types of securities. For CWI, we earn asset management revenue of 0.5% of the average market value of lodging-related investments. We do not earn performance revenue from CPA®:17 – Global, CWI and, subsequent to the CPA®:14/16 Merger, CPA®:16 – Global, but we receive up to 10% of distributions of Available Cash from their operating partnerships. Under the terms of the advisory agreements, we may elect to receive cash or shares for any revenue from each REIT. In 2012, we elected to receive all asset management and performance revenue from CPA®:15 in cash, while for CPA®:16 – Global, we elected to receive 50% of asset management revenue in shares with the remaining 50% payable in cash. For CPA®:17 – Global and CWI, we elected to receive asset management revenue in their shares. In 2011, we elected to receive all asset management revenue in cash, with the exception of CPA®:17 – Global’s asset management fee, which we elected to receive in shares of their common stock. For 2011, we also elected to receive performance revenue from CPA®:16 – Global in shares of its common stock, while for CPA®:14, prior to the CPA®:14/16 Merger, and CPA®:15 we elected to receive 80% of all performance revenue in shares of their common stocks, with the remaining 20% payable in cash. We also elected to receive asset management revenue from CPA®:16 – Global in 2011 in shares of its common stock after the CPA®:14/16 Merger. For CWI, we elected to receive all asset management revenue in cash for 2011.

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

W. P. Carey 6/30/2012 10-Q — 9

Notes to Consolidated Financial Statements

Unpaid transaction fees, including accrued interest, are included in Due from affiliates in the consolidated financial statements. Unpaid transaction fees bear interest at annual rates ranging from 5% to 7%. The following tables present the amount of unpaid transaction fees and interest earned on these fees (in thousands):

			June 30, 2012	December 31, 2011
Unpaid deferred acquisition fees			$20,994	$29,410

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest earned on unpaid deferred acquisition fees	$73	$310	$555	$642

(c)

In connection with providing a liquidity event for CPA® 14 shareholders during the second quarter of 2011 with the completion of the CPA® 14/16 Merger, we earned termination revenue of $31.2 million and subordinated disposition revenue of $21.3 million, which we elected to receive in shares of CPA® 14 and cash, respectively.

(d)

The REITs reimburse us for certain costs, primarily broker/dealer commissions paid on behalf of the REITs and marketing and personnel costs. In addition, we earn a selling commission of up to $0.65 per share sold and a dealer manager fee of up to $0.35 per share sold from CPA®:17 – Global. We also receive a selling commission of up to $0.70 per share sold and a dealer manager fee of up to $0.30 per share sold from CWI. We re-allow all or a portion of the dealer manager fees to selected dealers in the offerings. Dealer manager fees that are not re-allowed are classified as wholesaling revenue. Additionally, we earned a wholesaling fee of $0.15 per share sold in connection with CPA® 17 – Global’s initial public offering through April 7, 2011. We do not earn a wholesaling fee in connection with CPA® 17 – Global’s follow-on offering, which commenced on April 7, 2011. Pursuant to its advisory agreement, upon reaching the minimum offering amount of $10.0 million on March 3, 2011, CWI became obligated to reimburse us for all organization costs and a portion of offering costs incurred in connection with its offering, up to a maximum amount (excluding selling commissions and the dealer manager fee) of 2% of the gross proceeds of its offering and distribution reinvestment plan. Through June 30, 2012, we have incurred organization and offering costs on behalf of CWI of approximately $5.2 million. However, at June 30, 2012, CWI was only obligated to reimburse us $1.7 million of these costs because of the 2% limitation described above, and $0.9 million had been reimbursed as of that date.

(e)

We receive distributions up to 10% of Available Cash, as defined in the respective advisory agreements, from the operating partnerships of CPA®:17 – Global, CWI and, subsequent to the CPA®:14/16 Merger in May 2011, CPA®:16 – Global. Amounts in the table above relate to CPA®:16 – Global and CPA®:17 – Global only. We have not yet earned or received any distributions of our proportionate share of earnings from CWI’s operating partnership because CWI has not yet generated Available Cash.

(f)

In connection with the CPA®:14/16 Merger, we acquired a special member interest in CPA®:16 – Global’s operating partnership during the second quarter of 2011. We initially recorded this special member interest at its fair value to be amortized into earnings over the expected period of performance.

Other Transactions with Affiliates

Proposed Merger

On February 17, 2012, we and CPA®:15 entered into a definitive agreement pursuant to which CPA®:15, our subsidiary W. P. Carey Inc. and other parties thereto pursuant to which, through a series of transactions, W. P. Carey Inc. will acquire CPA®:15 as an indirect subsidiary (the “Merger Agreement”). In connection with the Proposed Merger, W. P. Carey Inc. filed a registration statement with the SEC, which was declared effective on July 30, 2012 (the “Form S-4”), regarding the shares of its common stock to be issued to stockholders of CPA®:15 in the Proposed Merger. Special meetings have been scheduled on September 13, 2012 to obtain the approval of CPA®:15’s stockholders of the Proposed Merger and the approval of our shareholders of the Proposed Merger and the Proposed REIT Reorganization. The closing of the Proposed Merger is subject to customary closing conditions. If the Proposed Merger is approved and the other closing conditions are met, we currently expect that the closing will occur in the third quarter of 2012, although there can be no assurance of such timing.

At June 30, 2012, CPA®:15’s portfolio was comprised of full or partial ownership interests in 305 properties, substantially all of which were triple-net leased to 75 tenants, and totaled approximately 27 million square feet (on a pro rata basis), with an occupancy rate of approximately 99%. At June 30, 2012, the leases had an average remaining life of 9.9 years and an estimated annual contractual minimum base rent of $219.4 million (on a pro rata basis). We expect to assume the related property debt comprised of 68 fixed-rate and nine variable-rate non-recourse mortgage loans with an estimated aggregate fair value of $1.1 billion and a weighted-average annual interest rate of 5.8% at June 30, 2012 (on a pro rata basis). During the six months ended June 30, 2012, we earned $12.4 million in fees from CPA®:15 and recognized $3.8 million in equity earnings based on our ownership of shares in CPA®:15.

W. P. Carey 6/30/2012 10-Q — 10

Notes to Consolidated Financial Statements

In the Proposed Merger, CPA®:15 stockholders will be entitled to receive $1.25 in cash and 0.2326 shares of our common stock for each share of CPA®:15 common stock owned, which equated to $11.97 per share of CPA®:15 common stock based on our $46.08 per share closing price as of July 23, 2012. The estimated total Proposed Merger consideration includes cash of approximately $151.5 million and the issuance of approximately 28,190,000 of our shares, based on the total shares of CPA®:15 outstanding of 131,598,908, of which 10,418,731 shares were owned by us, on July 16, 2012, the record date. As a condition of the Proposed Merger, we have agreed to waive the subordinated disposition and termination fees we would be entitled to receive from CPA®:15 upon its liquidation pursuant to the terms of our advisory agreement.

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

Transactions With Estate of Wm. Polk Carey

On July 23, 2012, we entered into certain agreements with the Estate Shareholders, including the Voting Agreement, pursuant to which the Estate Shareholders agreed to vote in favor of the Proposed Merger and the Proposed REIT Reorganization (Note 16).

CPA® :14/16 Merger

On May 2, 2011, CPA®:14 merged with and into a subsidiary of CPA®:16 – Global. In connection with the CPA®:14/16 Merger, on May 2, 2011, we purchased the remaining interests in three jointly-owned investments from CPA®:14, in which we already had a partial ownership interest, for an aggregate purchase price of $31.8 million, plus the assumption of $87.6 million of indebtedness.

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

In connection with the CPA®:14/16 Merger, we acquired a special member interest in CPA®:16 – Global’s operating partnership. We initially recorded the special member interest as an equity investment at its fair value of $28.3 million and an equal amount to deferred revenues, which we recognize into earnings on a straight-line basis over the expected period of performance.

Other

We are the general partner in a limited partnership (which we consolidate for financial statement purposes) that leases our home office space and participates in an agreement with certain affiliates, including the REITs, for the purpose of leasing office space used for the administration of our operations and the operations of our affiliates and for sharing the associated costs. This limited partnership does not have any significant assets, liabilities or operations other than its interest in the office lease. The average estimated minimum lease payment for the office lease, inclusive of noncontrolling interests, at June 30, 2012 approximates $3.0 million annually through 2016.

W. P. Carey 6/30/2012 10-Q — 11

Notes to Consolidated Financial Statements

The table below presents income from noncontrolling interest partners related to reimbursements from these affiliates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income from noncontrolling interests	$701	$552	$1,428	$1,196

The following table presents deferred rent due to affiliates related to this limited partnership, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated balance sheets (in thousands):

	June 30, 2012	December 31, 2011
Deferred rent due to affiliates	$756	$798

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

During May 2011, we loaned $4.0 million at the 30-day London inter-bank offered rate (“LIBOR”) plus 2.5% to CWI which was repaid on June 6, 2011. In addition, during February 2011, we loaned $90.0 million at an annual interest rate of 1.15% to CPA®:17 – Global, which was repaid on April 8, 2011, its maturity date. In connection with these loans, we received interest income from CWI and CPA®:17 – Global totaling less than $0.1 million and $0.2 million during the three and six months ended June 30, 2011, respectively.

Note 4. Net Investments in Properties

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	June 30, 2012	December 31, 2011
Land	$104,492	$111,483
Buildings	491,428	534,999
Less: Accumulated depreciation	(108,586)	(118,054)

	$487,334	$528,428

We did not acquire real estate assets or record any related intangible assets during the six months ended June 30, 2012. Assets disposed of during this period are disclosed in Note 15. Impairment charges recognized on certain properties are discussed below. During this period, the U.S. dollar strengthened against the Euro, as the end-of-period rate for the U.S. dollar in relation to the Euro at June 30, 2012 decreased by 2.9% to $1.2578 from $1.2950 at December 31, 2011. The impact of this strengthening was a $1.8 million decrease in Real estate from December 31, 2011 to June 30, 2012.

W. P. Carey 6/30/2012 10-Q — 12

Notes to Consolidated Financial Statements

Operating Real Estate

Operating real estate, which consists of our investments in 21 self-storage properties through Carey Storage and our Livho hotel subsidiary, at cost, is summarized as follows (in thousands):

	June 30, 2012	December 31, 2011
Land	$24,031	$24,031
Buildings	85,997	85,844
Less: Accumulated depreciation	(18,553)	(17,121)

	$91,475	$92,754

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

During the six months ended June 30, 2012, we recognized impairment charges totaling $3.7 million on two vacant properties, which are currently classified as Real estate on the consolidated balance sheet, in order to reduce the carrying value of the properties to their estimated fair values, which approximated their estimated selling prices (Note 7). As of the date of this Report, these properties are being marketed for sale, although there can be no assurance that we will be able to sell these properties at acceptable prices or at all. Impairment charges recognized within discontinued operations are discussed in Note 15.

Other

In connection with our prior acquisitions of properties through June 30, 2012, we have recorded net lease intangibles of $66.3 million, which are being amortized over periods ranging from one year to 40 years. In-place lease, tenant relationship and above-market rent intangibles are included in Intangible assets and goodwill, net in the consolidated financial statements. Below-market rent intangibles are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to Lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization. Net amortization of intangibles, including the effect of foreign currency translation, was $1.3 million and $1.0 million for the three months ended June 30, 2012 and 2011, respectively, and $2.6 million and $1.4 million for the six months ended June 30, 2012 and 2011, respectively.

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

W. P. Carey 6/30/2012 10-Q — 13

Notes to Consolidated Financial Statements

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant defaults. At June 30, 2012 and December 31, 2011, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there have been no modifications of finance receivables. We evaluate the credit quality of our tenant receivables utilizing an internal 5-point credit rating scale, with 1 representing the highest credit quality and 5 representing the lowest. The credit quality evaluation of our tenant receivables was last updated in the second quarter of 2012. We believe the credit quality of our deferred acquisition fees receivable falls under category 1, as the REITs are expected to have the available cash to make such payments.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants at		Net Investments in Direct Financing Leases at
Internal Credit Quality Indicator	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
1	8	8	$46,453	$46,694
2	2	2	11,419	11,306
3	-	-	-	-
4	-	-	-	-
5	-	-	-	-

			$57,872	$58,000

At both June 30, 2012 and December 31, 2011, Other assets, net included less than $0.1 million of accounts receivable related to amounts billed under these direct financing leases.

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

Income from equity investments in real estate represents our proportionate share of the income or losses of these investments as well as certain depreciation and amortization adjustments related to other-than-temporary impairment charges. The following table presents information about our equity income from the REITs and jointly-owned investments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Equity earnings from equity investments in the REITs	$3,648	$8,032	$5,496	$9,813
Other-than-temporary impairment charges on CPA®:16 – Global operating partnership	(3,234)	-	(3,532)	-
Distributions of Available Cash (Note 3)	7,463	1,973	14,437	3,788
Deferred revenue earned (Note 3)	2,123	1,416	4,246	1,416

Equity income from the REITs	10,000	11,421	20,647	15,017
Equity earnings from other equity investments	18,345	3,651	21,684	6,271

Total income from equity investments in real estate and the REITs	$28,345	$15,072	$42,331	$21,288

REITs

We own interests in the REITs and account for these interests under the equity method because, as their advisor and through our ownership in their common stock, we do not exert control over, but have the ability to exercise significant influence on, the REITs. Shares of the REITs are publicly registered and the REITs file periodic reports with the SEC, but the shares are not listed on any exchange and are not actively traded. We earn asset management and performance revenue from the REITs and have elected, in certain cases, to receive a portion of this revenue in the form of common stock of the REITs rather than cash.

W. P. Carey 6/30/2012 10-Q — 14

Notes to Consolidated Financial Statements

The following table sets forth certain information about our investments in the REITs (dollars in thousands):

	% of Outstanding Shares at		Carrying Amount of Investment at
Fund	June 30, 2012	December 31, 2011	June 30, 2012 (a)	December 31, 2011 (a)
CPA®:15	7.9%	7.7%	$93,638	$93,650
CPA®:16 – Global (b)	18.2%	17.9%	328,936	338,964
CPA®:17 – Global	1.2%	0.9%	30,227	21,277
CWI	0.4%	0.5%	297	121

			$453,098	$454,012

(a)	Includes asset management fees receivable, for which shares will be issued during the subsequent period.
(b)

During the six months ended June 30, 2012, we recognized other-than-temporary impairment charges totaling $3.5 million on our special member interest in CPA®:16 – Global’s operating partnership to reduce the carrying value of our interest in the operating partnership to its estimated fair value (Note 7).

The following tables present combined summarized financial information for the REITs. Amounts provided are total amounts attributable to the REITs and do not represent our proportionate share (in thousands):

	June 30, 2012	December 31, 2011
Assets	$9,430,137	$9,184,111
Liabilities	(4,822,671)	(4,896,116)
Redeemable noncontrolling interests	(20,694)	(21,306)
Noncontrolling interests	(366,496)	(330,873)

Shareholders’ equity	$4,220,276	$3,935,816

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$206,877	$183,630	$416,529	$375,349
Expenses (a)	(181,223)	(135,655)	(354,205)	(285,341)

Net income from continuing operations	$25,654	$47,975	$62,324	$90,008

Net income attributable to the REITs (b) (c)	$59,377	$37,584	$92,577	$79,913

(a)

Total net expenses recognized by the REITs during each of the three and six month periods in 2011 included the following items related to the CPA®:14/16 Merger: (i) $78.8 million of net gains recognized by CPA®:14 in connection with selling certain properties to us, CPA®:17 – Global and third parties, of which our share was approximately $7.4 million; (ii) a net gain of $28.7 million recognized by CPA®:16 – Global in connection with the CPA®:14/16 Merger as a result of the fair value of CPA®:14 exceeding the total merger consideration, of which our share was approximately $5.0 million; (iii) $8.5 million of expenses incurred by CPA®:16 – Global related to the CPA®:14/16 Merger, of which our share was approximately $1.5 million; and (iv) a $2.8 million net loss recognized by CPA®:16 – Global in connection with the prepayment of certain non-recourse mortgages, of which our share was approximately $0.5 million.

(b)	Inclusive of impairment charges recognized by the REITs totaling $29.8 million during the three months ended June 30, 2011, of which $22.8 million was included in discontinued operations, and $2.5 million and $39.8 million during the six months ended June 30, 2012 and 2011, respectively, of which $0.5 million and $31.3 million was included in discontinued operations, respectively. These impairment charges reduced our income earned from these investments by approximately $4.4 million during the three months ended June 30, 2011 and by approximately $0.1 million and $5.1 million during the six months ended June 30, 2012 and 2011, respectively. The REITs did not recognize any impairment charges during the three months ended June 30, 2012.
(c)	Amounts included net gains on sale of real estate recorded by the REITs totaling $34.0 million and $9.7 million during the three months ended June 30, 2012 and 2011, respectively, and $32.2 million and $12.8 million during the six months ended June 30, 2012 and 2011, respectively, all of which were reflected within discontinued operations.

W. P. Carey 6/30/2012 10-Q — 15

Notes to Consolidated Financial Statements

As disclosed in its financial statements for the second quarter of 2011, CPA®:16 – Global accounted for the CPA®:14/16 Merger using preliminary fair values of the assets acquired and liabilities assumed. During the third quarter of 2011, CPA®:16 – Global finalized its assessment of the fair values of the assets acquired and liabilities assumed and made certain adjustments (the “CPA®:16 – Global Measurement Period Adjustments”) during that quarter. Our proportionate share of the CPA®:16 – Global Measurement Period Adjustments before income taxes was approximately $2.6 million. In accordance with ASC 805-10-25, Accounting for Business Combinations, we have retrospectively adjusted our financial statements for the three and six months ended June 30, 2011 to include such adjustments.

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

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying value of each investment is affected by the timing and nature of distributions (dollars in thousands):

	Ownership Interest	Carrying Value at
Lessee	at June 30, 2012	June 30, 2012	December 31, 2011
Carrefour France, SAS (a)	46%	$20,938	$20,014
Schuler A.G. (a) (b)	33%	20,467	19,958
The New York Times Company	18%	20,096	19,647
Medica – France, S.A. (a) (c)	46%	18,332	4,430
U. S. Airways Group, Inc. (b)	75%	6,913	7,415
Hologic, Inc. (b)	36%	4,442	4,429
Childtime Childcare, Inc.	34%	3,990	4,419
Consolidated Systems, Inc. (b)	60%	3,329	3,387
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	5%	1,068	1,062
Symphony IRI Group, Inc. (d) (e)	33%	(121)	(24)

		$99,454	$84,737

(a)	The carrying value of the investment is affected by the impact of fluctuations in the exchange rate of the Euro.
(b)	Represents a tenancy-in-common interest, under which the entity is under common control by us and our investment partner.
(c)	In April 2012, this jointly-owned entity sold its interests in the investment for approximately $76.5 million and recognized a net gain on sale of approximately $34.0 million. Our share of the gain was approximately $15.1 million. Amounts are based on the exchange rate of the Euro on the date of sale.
(d)	In 2011, this jointly-owned entity sold one of its properties and distributed the proceeds to the entity partners. Our share of the proceeds was approximately $1.4 million, which exceeded our total investment in the entity at that time. During the first quarter of 2011, we recognized an other-than-temporary impairment charge of $0.2 million to reflect the decline in the estimated fair value of the entity’s underlying net assets in comparison with the carrying value of our interest in this investment.
(e)	At June 30, 2012 and December 31, 2011, we intended to fund our share of the investment’s future operating deficits if the need arose. However, we had no legal obligation to pay for any of the investment’s liabilities nor did we have any legal obligation to fund operating deficits.

W. P. Carey 6/30/2012 10-Q — 16

Notes to Consolidated Financial Statements

The following tables present combined summarized financial information of our equity investments. Amounts provided are the total amounts attributable to the investments and do not represent our proportionate share (in thousands):

	June 30, 2012	December 31, 2011
Assets	$955,246	$1,026,124
Liabilities	(645,272)	(706,244)

Partners’/members’ equity	$309,974	$319,880

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$25,734	$28,400	$52,924	$56,989
Expenses	(13,526)	(18,974)	(31,526)	(38,387)
Impairment charge	-	(40)	-	(40)

Net income from continuing operations	$12,208	$9,386	$21,398	$18,562

Net income attributable to equity method investments (a) (b)	$46,170	$9,787	$55,433	$10,723

(a)	Amount during the six months ended June 30, 2011 included an impairment charge of $8.6 million incurred by a jointly-owned entity that leased property to Symphony IRI Group, Inc. in connection with a potential sale of the property, of which our share was approximately $0.4 million. We had previously recorded an other-than-temporary impairment charge of $0.2 million related to this entity in the first quarter of 2011. The entity completed the sale in June 2011.
(b)	Amounts during each of the three and six months ended June 30, 2012 included a net gain of approximately $34.0 million recognized by a jointly-owned entity as a result of selling its interests in the Medica investment. Our share of the gain was approximately $15.1 million.

Note 7. Fair Value Measurements

Under current authoritative accounting guidance for fair value measurements, the fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including interest rate caps and swaps; and Level 3, for securities that do not fall into Level 1 or Level 2 and for which little or no market data exists, therefore requiring us to develop our own assumptions.

Items Measured at Fair Value on a Recurring Basis

The methods and assumptions described below were used to estimate the fair value of each class of financial instrument. For significant Level 3 items we have also provided the unobservable inputs along with their weighted average ranges.

Money Market Funds — Our money market funds, which are included in Cash and cash equivalents in the consolidated financial statements, are consisted of government securities and U.S. Treasury bills. These funds were classified as Level 1 as we used quoted prices from active markets to determine their fair values.

Derivative Assets and Liabilities — Our derivative assets and liabilities, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements, are primarily comprised of interest rate swaps and foreign currency future contracts. These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates. These derivative instruments were classified as Level 2 because they are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

Other Securities — Our other securities, which are included in Other assets, net in the consolidated financial statements, are primarily comprised of our interest in a commercial mortgage loan securitization. This fund is not traded in an active market. We estimated the fair value of these securities using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3.

W. P. Carey 6/30/2012 10-Q — 17

Notes to Consolidated Financial Statements

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

The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis. Assets and liabilities presented below exclude assets and liabilities owned by equity investments (in thousands):

		Fair Value Measurements at June 30, 2012 Using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market funds	$221	$221	$-	$-
Other securities	115	-	-	115
Derivative assets	86	-	86	-

Total	$422	$221	$86	$115

Liabilities:
Redeemable noncontrolling interest	$6,788	$-	$-	$6,788
Derivative liabilities	4,954	-	4,954	-

Total	$11,742	$-	$4,954	$6,788

		Fair Value Measurements at December 31, 2011 Using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Other securities	$233	$-	$-	$233
Money market funds	35	35	-	-

Total	$268	$35	$-	$233

Liabilities:
Redeemable noncontrolling interest	$7,700	$-	$-	$7,700
Derivative liabilities	4,175	-	4,175	-

Total	$11,875	$-	$4,175	$7,700

W. P. Carey 6/30/2012 10-Q — 18

Notes to Consolidated Financial Statements

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Only)
	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Assets	Liabilities	Assets	Liabilities
	Other Securities	Redeemable Noncontrolling Interest	Other Securities	Redeemable Noncontrolling Interest
Beginning balance	$223	$6,929	$264	$6,920
Total gains or losses (realized and unrealized):
Included in earnings	3	(67)	(4)	1
Included in other comprehensive (loss) income	(2)	(14)	(2)	2
Settlements	(109)	-	-	-
Distributions paid	-	(60)	-	(131)

Ending balance	$115	$6,788	$258	$6,792

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$3	$-	$(4)	$-

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Only)
	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Assets	Liabilities	Assets	Liabilities
	Other Securities	Redeemable Noncontrolling Interest	Other Securities	Redeemable Noncontrolling Interest
Beginning balance	$233	$7,700	$263	$7,546
Total gains or losses (realized and unrealized):
Included in earnings	7	(110)	(2)	604
Included in other comprehensive (loss) income	(5)	(5)	(3)	9
Settlements	(120)	-	-	-
Distributions paid	-	(876)	-	(676)
Redemption value adjustment	-	79	-	(691)

Ending balance	$115	$6,788	$258	$6,792

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$7	$-	$(2)	$-

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the three and six months ended June 30, 2012 and 2011. Gains and losses (realized and unrealized) included in earnings for other securities are reported in Other income and (expenses) in the consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

		June 30, 2012		December 31, 2011
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse and limited-recourse debt (a)	3	$346,532	$357,383	$356,209	$361,948
Line of credit	2	233,160	233,160	233,160	233,160
Deferred acquisition fees receivable	3	20,994	25,740	29,410	31,638

W. P. Carey 6/30/2012 10-Q — 19

Notes to Consolidated Financial Statements

(a)	We determined the estimated fair value of our debt instruments using a discounted cash flow model with rates that take into account the credit of the tenants, where applicable, and interest rate risk. We also considered the value of the underlying collateral taking into account the quality of the collateral, the credit quality of the company, the time until maturity and the current interest rate.

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both June 30, 2012 and December 31, 2011.

Items Measured at Fair Value on a Non-Recurring Basis

We perform an assessment, when required, of the value of certain of our real estate investments in accordance with current authoritative accounting guidance. As part of that assessment, we determine the valuation of these assets using widely accepted valuation techniques, including expected discounted cash flows or an income capitalization approach, which considers prevailing market capitalization rates. We review each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. As a result of our assessments, we calculated impairment charges based on market conditions and assumptions that existed at the time. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.

The following tables present information about our other assets that were measured on a fair value basis (in thousands):

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Total Fair Value Measurements	Total Impairment Charges	Total Fair Value Measurements	Total Impairment Charges
Impairment Charges From Continuing Operations:
Real estate (a)	$3,100	$1,003	$-	$-
Equity investments in real estate (b)	23,990	3,234	-	-

	27,090	4,237	-	-

Impairment Charges From Discontinued Operations:
Real estate (a)	-	-	350	41

	$27,090	$4,237	$350	$41

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Total Fair Value Measurements	Total Impairment Charges	Total Fair Value Measurements	Total Impairment Charges
Impairment Charges From Continuing Operations:
Real estate (a)	$7,100	$3,660	$-	$-
Equity investments in real estate (b)	23,990	3,532	-	-

	31,090	7,192	-	-

Impairment Charges From Discontinued Operations:
Real estate (a)	23,047	3,068	350	41

	$54,137	$10,260	$350	$41

(a)	These fair value measurements were developed by third-party sources, subject to our corroboration for reasonableness.
(b)

During the three and six months ended June 30, 2012, we incurred other-than-temporary impairment charges totaling $3.2 million and $3.5 million, respectively, on our investment in CPA®:16 – Global’s operating partnership to reduce its carrying value to its estimated fair value, which had declined. This investment’s fair value was obtained using an estimate of discounted cash flows using two significant unobservable inputs, which are the discount rate and the estimated general and administrative costs as a percentage of assets under management with a weighted average range of 13% – 16% and 35 bps – 45 bps, respectively. Significant increases or decreases to these inputs in isolation would result in significant change in the fair value measurement. The valuation is also dependent upon the expected date of the liquidity event for CPA®:16 – Global because cash flows attributable to this investment will cease upon such event. Therefore, the fair value of this investment may decline in the future as the estimated liquidation date approaches.

W. P. Carey 6/30/2012 10-Q — 20

Notes to Consolidated Financial Statements

Note 8. Risk Management and Use of Derivative Financial Instruments

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

Use of Derivative Financial Instruments

When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates and foreign currency exchange rate movements. We have not entered, and do not plan to enter into, financial instruments for trading or speculative purposes. The primary risks related to our use of derivative instruments are that a counterparty to a hedging arrangement could default on its obligation or that the credit quality of the counterparty may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction. While we seek to mitigate these risks by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a fair value hedge, the change in the fair value of the derivative is offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings. For a derivative designated and qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Balance Sheet Location	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Foreign currency contracts	Other assets, net	$86	$-	$-	$-

Interest rate swaps	Accounts payable, accrued expenses and other liabilities	-	-	(4,954)	(4,175)

Total derivatives		$86	$-	$(4,954)	$(4,175)

The following table presents the impact of derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2012	2011	2012	2011
Foreign currency contracts (a)	$86	$-	$86	$-
Interest rate swaps (b)	(1,104)	(971)	(813)	(180)

Total	$(1,018)	$(971)	$(727)	$(180)

(a)	During each of the three and six months ended June 30, 2011, we reclassified less than $0.1 million from Other comprehensive income (loss) into income for a contract that settled, which is included in Other income and (expenses) in the consolidated financial statements.

W. P. Carey 6/30/2012 10-Q — 21

Notes to Consolidated Financial Statements

(b)	During the three and six months ended June 30, 2012 and 2011, no gains or losses were reclassified from Other comprehensive income (loss) into income or losses related to the effective or ineffective portions of hedging relationships or amounts excluded from effectiveness testing.

See below for information on our purposes for entering into derivative instruments and for information on derivative instruments owned by unconsolidated entities, which are excluded from the tables above.

Interest Rate Swaps and Caps

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of the loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. Interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.

The interest rate swaps that we had outstanding on our consolidated subsidiaries at June 30, 2012 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

Description	Type	Notional Amount	Effective Interest Rate	Effective Date	Expiration Date	Fair Value at June 30, 2012
3-Month Euribor (a)	“Pay-fixed” swap	$7,958	4.2%	3/2008	3/2018	$(1,182)
1-Month LIBOR	“Pay-fixed” swap	4,493	3.0%	4/2010	4/2015	(283)
1-Month LIBOR	“Pay-fixed” swap	33,924	3.0%	7/2010	7/2020	(3,489)

						$(4,954)

(a)	Amounts are based on the applicable exchange rate at June 30, 2012.

The interest rate caps that our unconsolidated jointly-owned investments had outstanding at June 30, 2012 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

Description	Ownership Interest at June 30, 2012	Type	Notional Amount	Cap Rate	Spread	Effective Date	Expiration Date	Fair Value at June 30, 2012
3-Month LIBOR (a)	17.8%	Interest rate cap	$120,952	4.0%	4.8%	8/2009	8/2014	$9
1-Month LIBOR (b)	79.0%	Interest rate cap	17,534	3.0%	4.0%	9/2009	4/2014	1

								$10

(a)	The applicable interest rate of the related loan was 3.0% at June 30, 2012; therefore, the interest rate cap was not being utilized at that date.
(b)	The applicable interest rate of the related loan was 4.2% at June 30, 2012; therefore, the interest rate cap was not being utilized at that date.

Foreign Currency Contracts

We are exposed to foreign currency exchange rate movements. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. However, we are subject to foreign currency exchange rate movements to the extent of the difference in the timing and amount of the rental obligation and the debt service. We may also face challenges with repatriating cash from our foreign investments. We may encounter instances where it is difficult to repatriate cash because of jurisdictional restrictions or because repatriating cash may result in current or future tax liabilities. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other income and (expenses) in the consolidated financial statements.

W. P. Carey 6/30/2012 10-Q — 22

Notes to Consolidated Financial Statements

In order to hedge certain of our foreign currency cash flow exposures, we enter into foreign currency forward contracts. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. By entering into forward contracts, we are locked into a future currency exchange rate for the term of the contract. These instruments guarantee that the exchange rate will not fluctuate beyond the range of the options’ strike prices.

The following table presents the foreign currency derivative contracts we had outstanding at June 30, 2012 which were designated as cash flow hedges (dollars in thousands, except strike price):

Type	Notional Amount (a)	Strike Price	Effective Date	Expiration Date	Fair Value at June 30, 2012
Forward contracts	$9,985	$1.27 - 1.30	5/2012	9/2012 - 6/2017	$86

(a)	Amounts are based upon the exchange rate of the Euro at June 30, 2012.

Other

Amounts reported in Other comprehensive income related to interest rate swaps will be reclassified to interest expense as interest payments are made on our variable-rate debt. At June 30, 2012, we estimate that an additional $1.3 million will be reclassified as interest expense during the next 12 months related to our interest rate swaps.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At June 30, 2012, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $5.1 million, which included accrued interest but excluded any adjustment for nonperformance risk. If we had breached any of these provisions at June 30, 2012, we could have been required to settle our obligations under these agreements at their aggregate termination value of $5.7 million.

Portfolio Concentration Risk

Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized contractual minimum base rent for the second quarter of 2012, in certain areas, as shown in the table below. The percentages in the table below represent our directly-owned real estate properties and do not include our pro rata share of equity investments.

W. P. Carey 6/30/2012 10-Q — 23

Notes to Consolidated Financial Statements

June 30, 2012
Region:
Texas	20%
California	13%
Tennessee	12%
Georgia	11%
Other U.S.	33%

Total U.S.	89%
Total Europe	11%

Total	100%

Asset Type:
Office	43%
Industrial	32%
Warehouse/Distribution	15%
All other	10%

Total	100%

Tenant Industry:
Business and commercial services	20%
Transportation - Cargo	12%
Retail Stores	10%
All other	58%

Total	100%

Except for our investment in CPA®:16 – Global, there were no significant concentrations, individually or in the aggregate, related to our unconsolidated jointly-owned investments. At June 30, 2012, we owned approximately 18.2% of CPA®:16 – Global, which had total assets at that date of approximately $3.5 billion consisting of a portfolio comprised of full or partial ownership interests in 503 properties substantially all of which were triple-net leased to 144 tenants, and has certain concentrations within its portfolio, which are outlined in its periodic filings.

Note 9. Debt

Line of Credit

We have a $450.0 million unsecured revolving line of credit with various lenders that matures in December 2014, but may be extended by one year at our option, subject to the conditions provided in the credit agreement. At our election, the principal amount available under the line of credit may be increased by up to an additional $125.0 million, subject to the conditions provided in the credit facility agreement. The line of credit also permits (i) up to $150.0 million to be borrowed in certain currencies other than the U.S. dollar, (ii) swing line loans of up to $35.0 million, and (iii) the issuance of letters of credit in an aggregate amount not to exceed $50.0 million. At June 30, 2012, the outstanding balance on this line of credit was $233.2 million with an annual interest rate consisting of LIBOR plus 1.75%. In addition, as of June 30, 2012, our lenders had issued letters of credit totaling $6.8 million on our behalf in connection with certain contractual obligations. At June 30, 2012, the line of credit had unused capacity of $194.9 million, reflecting outstanding letters of credit, which reduce amounts that may be drawn. The line of credit is expected to be utilized primarily for potential new investments, repayment of existing debt and general corporate purposes as well as for repurchases of our Listed Shares from the Estate Shareholders (Note 16). Additionally, we have obtained a commitment for a $175.0 million term loan as part of our credit facility to fund the cash portion of the consideration in the Proposed Merger (Note 3).

The credit agreement stipulates six financial covenants that require us to achieve certain ratios and benchmarks at the end of each quarter. We were in compliance with these covenants at June 30, 2012.

W. P. Carey 6/30/2012 10-Q — 24

Notes to Consolidated Financial Statements

Non-Recourse and Limited-Recourse Debt

Non-recourse and limited-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real property, and direct financing leases, with an aggregate carrying value of $443.7 million at June 30, 2012. Our mortgage notes payable had fixed annual interest rates ranging from 3.1% to 7.8% and variable effective annual interest rates ranging from 2.0% to 7.3% with maturity dates ranging from 2012 to 2025 at June 30, 2012.

Scheduled Debt Principal Payments

Scheduled debt principal payments during each of the next five calendar years following June 30, 2012 and thereafter are as follows (in thousands):

Years Ending December 31,	Total (a)
2012 (remainder)	$31,386
2013	8,874
2014 (b)	242,181
2015	49,058
2016	57,961
Thereafter through 2025	191,184

580,644
Unamortized discount	(952)

Total	$579,692

(a)	Certain amounts are based on the applicable foreign currency exchange rate at June 30, 2012.
(b)	Includes $233.2 million outstanding under our $450.0 million line of credit at June 30, 2012, which is scheduled to mature in 2014 unless extended pursuant to its terms.

Note 10. Commitments and Contingencies

At June 30, 2012, we were not involved in any material litigation.

For a description of a recent agreement that we entered into regarding repurchases of Listed shares from the Estate Shareholders, see Note 16.

Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 11. Equity and Stock-Based and Other Compensation

Stock-Based Compensation

The total compensation expense (net of forfeitures) for our stock-based compensation plans was $4.5 million and $6.2 million for the three months ended June 30, 2012 and 2011, respectively, and $9.8 million and $8.7 million for the six months ended June 30, 2012 and 2011, respectively, all of which are included in General and administrative expenses in the consolidated financial statements. Total stock-based compensation expense for each of the three and six months ended June 30, 2012 included a reduction of $1.7 million in compensation expense as a result of revising the expected payout ratio of the performance stock units (“PSUs”) issued in 2010 and 2011. The income tax benefit recognized by us related to these plans totaled $2.0 million and $2.8 million for the three months ended June 30, 2012 and 2011, respectively, and $4.2 million and $3.9 million for the six months ended June 30, 2012 and 2011, respectively.

There has been no significant activity or changes to the terms and conditions of any of our stock-based compensation plans or arrangements during 2012, other than as described below.

W. P. Carey 6/30/2012 10-Q — 25

Notes to Consolidated Financial Statements

2012 Award Activity

In January 2012, the compensation committee of our board of directors approved long-term incentive (“LTIP”) awards to key employees consisting of 168,900 restricted stock units (“RSUs”), which represent the right to receive shares of our common stock over time, and 162,400 PSUs, which represent the right to receive shares of our common stock based on the level of achievement during a specified performance period of one or more performance goals for us set by the independent Compensation Committee of our Board of Directors. The RSUs are scheduled to vest in equal annual installments over three years. Vesting of the PSUs is conditioned upon the extent that we achieve the performance goals during the performance period, which was set as January 1, 2012 through December 31, 2014. The ultimate number of shares to be issued upon vesting of PSUs will depend on the extent to which we meet the performance goals and can range from zero to three times the original “target” awards noted above. In February and March 2012, in connection with entering into employment agreements with two key officers, the Compensation Committee granted 42,000 PSUs and 78,000 RSUs to the officers that have the same terms and performance goals as noted above. Additionally, in January 2012, two investment officers received awards pursuant to their existing employment agreements, consisting of 120,000 PSUs, of which the vesting of 100,000 PSUs are subject to the same three-year performance goals set by the Compensation Committee and the vesting of 20,000 PSUs are subject to our Chief Executive Officer’s discretion, based on the officers’ performance in the next two years. As a result of the 2012 awards, we currently expect to recognize compensation expense totaling approximately $25.3 million over the vesting period, of which $2.0 million and $3.6 million was recognized during the three and six months ended June 30, 2012, respectively. We will review our performance against these goals on an ongoing basis and update expectations as warranted.

Employee Stock Purchase Plan

In June 2012, our shareholders approved an amendment to the Employee Stock Purchase Plan (“ESPP”), which increased the number of shares of our common stock available for issuance under ESPP to 500,000 shares.

Earnings Per Share

Under current authoritative guidance for determining earnings per share, all unvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Our unvested RSUs contain rights to receive non-forfeitable distribution equivalents, and therefore we apply the two-class method of computing earnings per share. The calculation of earnings per share below excludes the income attributable to the unvested RSUs from the numerator. The following table summarizes basic and diluted earnings (in thousands, except share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to W. P. Carey members	$31,777	$81,443	$44,067	$104,786
Allocation of distribution equivalents paid on unvested restricted stock units in excess of net income	(473)	(1,166)	(656)	(1,510)

Net income – basic	31,304	80,277	43,411	103,276
Income effect of dilutive securities, net of taxes	(37)	1	(61)	333

Net income – diluted	$31,267	$80,278	$43,350	$103,609

Weighted average shares outstanding – basic	40,047,220	39,782,796	40,218,677	39,760,676
Effect of dilutive securities	709,835	460,752	609,969	431,742

Weighted average shares outstanding – diluted	40,757,055	40,243,548	40,828,646	40,192,418

Securities included in our diluted earnings per share determination consist of stock options and restricted stock awards. Securities totaling 57,565 shares and 122,623 shares for the three and six months ended June 30, 2011, respectively, were excluded from the earnings per share computations above as their effect would have been anti-dilutive. There were no such anti-dilutive securities during the three and six months ended June 30, 2012.

In July 2012, 15,020 RSUs, with a total value of $0.7 million, were issued to our directors for services they rendered pursuant to automatic annual grants under the 2009 Non-Employee Directors’ Incentive Plan. These RSUs could have a dilutive impact on our earnings per share calculation.

W. P. Carey 6/30/2012 10-Q — 26

Notes to Consolidated Financial Statements

Note 12.    Noncontrolling Interests

Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. There were no changes in our ownership interest in any of our consolidated subsidiaries for the six months ended June 30, 2012.

The following tables present a reconciliation of total equity, the equity attributable to our shareholders and the equity attributable to noncontrolling interests (in thousands):

	Six Months Ended June 30, 2012
	Total Equity	W. P. Carey Members	Noncontrolling Interests
Balance - beginning of period	$716,402	$682,581	$33,821
Shares issued	5,692	5,692	-
Contributions	1,480	-	1,480
Redemption value adjustment	(79)	(79)	-
Net income (loss)	43,009	44,067	(1,058)
Stock-based compensation expense	9,755	9,755	-
Windfall tax benefit - share incentive plans	6,607	6,607	-
Distributions	(46,959)	(46,659)	(300)
Currency translation adjustment	(49)	-	(49)
Change in other comprehensive loss	(2,886)	(2,589)	(297)
Shares repurchased	(4,397)	(4,397)	-

Balance - end of period	$728,575	$694,978	$33,597

	Six Months Ended June 30, 2011
	Total Equity	W. P. Carey Members	Noncontrolling Interests
Balance - beginning of period	$665,474	$625,013	$40,461
Shares issued	1,018	1,018	-
Contributions	1,459	-	1,459
Redemption value adjustment	691	691	-
Purchase of noncontrolling interest (a)	(7,491)	(5,879)	(1,612)
Net income (loss)	104,072	104,786	(714)
Stock-based compensation expense	8,628	8,628	-
Windfall tax benefit - share incentive plans	872	872	-
Distributions	(44,725)	(42,561)	(2,164)
Change in other comprehensive income	7,420	6,367	1,053
Currency translation adjustment	184	-	184
Shares repurchased	(3,255)	(3,255)	-

Balance - end of period	$734,347	$695,680	$38,667

(a)

In May 2011, we purchased the noncontrolling interest in an entity that leased properties to Fiserv, Inc. from CPA®:14 at a total cost of $7.5 million in connection with the CPA®:14/16 Merger. In connection with the purchase, we recorded a $5.9 million reduction in Listed shares, which represented the excess of the fair value of the noncontrolling interest over its carrying value.

Redeemable Noncontrolling Interest

We account for the noncontrolling interest in WPCI held by one of our officers (Note 3) as a redeemable noncontrolling interest, as we have an obligation to repurchase the interest from that officer, subject to certain conditions. The officer’s interest is reflected at

W. P. Carey 6/30/2012 10-Q — 27

Notes to Consolidated Financial Statements

estimated redemption value for all periods presented. Redeemable noncontrolling interest, as presented on the consolidated balance sheets, reflects an adjustment of $0.1 million and $(0.5) million at June 30, 2012 and December 31, 2011, respectively, to present the noncontrolling interest at redemption value.

The following table presents a reconciliation of redeemable noncontrolling interest (in thousands):

	Six Months Ended June 30,
	2012	2011
Balance - beginning of period	$7,700	$7,546
Redemption value adjustment	79	(691)
Net (loss) income	(110)	604
Distributions	(876)	(676)
Change in other comprehensive income	(5)	9

Balance - end of period	$6,788	$6,792

Note 13. Income Taxes

We recognized an income tax benefit of $1.9 million and $0.2 million for the three and six months ended June 30, 2012, respectively, as a result of pre-tax losses generated by our taxable subsidiaries, while the income tax provision for the three and six months ended June 30, 2011 was $25.0 million and $32.6 million, respectively. The difference in the provision for income taxes reflected in the consolidated statements of income as compared to the provision calculated at the statutory federal income tax rate is primarily attributable to state and foreign income taxes, the tax classification of entities in the consolidated group and various permanent differences between pre-tax GAAP income and taxable income.

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

Our subsidiary, Carey REIT II, Inc. (“Carey REIT II”), owns our real estate assets and has elected to be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code. In connection with the CPA®:14/16 Merger in May 2011, we formed a wholly-owned subsidiary, Carey REIT III, Inc. (“Carey REIT III”), to hold a special membership interest in the newly formed operating partnership of CPA®:16 – Global (Note 3). Carey REIT III has also elected to be taxed as a real estate investment trust under the Internal Revenue Code. We believe we have operated, and we intend to continue to operate, in a manner that allows Carey REIT II and Carey REIT III to continue to qualify as real estate investment trusts. Under the real estate investment trust operating structure, Carey REIT II and Carey REIT III are permitted to deduct distributions paid to their shareholders and generally will not be required to pay U.S. federal income taxes. Accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements related to either Carey REIT II or Carey REIT III.

W. P. Carey 6/30/2012 10-Q — 28

Notes to Consolidated Financial Statements

Note 14. Segment Reporting

We evaluate our results from operations by our two major business segments — Investment Management and Real Estate Ownership (Note 1). Effective April 1, 2012, we include cash distributions and deferred revenue received and earned from the operating partnerships of CPA®:16 – Global, CPA®:17 – Global and CWI in our Real Estate Ownership segment. Results of operations for the prior year periods have been reclassified to conform to the current period presentation. The following table presents a summary of comparative results of these business segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Investment Management
Revenues (a)	$43,822	$94,850	$89,586	$151,614
Operating expenses (a)	(45,231)	(41,315)	(89,291)	(80,238)
Other, net (b)	918	1,122	2,196	2,023
Benefit from (provision for) income taxes	2,644	(26,056)	2,022	(33,436)

Income from continuing operations attributable to W. P. Carey members	$2,153	$28,601	$4,513	$39,963

Real Estate Ownership (c)
Revenues	$24,220	$21,926	$47,843	$41,081
Operating expenses	(15,406)	(11,981)	(31,528)	(22,156)
Interest expense	(7,246)	(5,355)	(14,591)	(9,671)
Other, net (d)	29,347	47,510	43,485	53,708
(Provision for) benefit from income taxes	(762)	1,026	(1,835)	839

Income from continuing operations attributable to W. P. Carey members	$30,153	$53,126	$43,374	$63,801

Total Company
Revenues (a)	$68,042	$116,776	$137,429	$192,695
Operating expenses (a)	(60,637)	(53,296)	(120,819)	(102,394)
Interest expense	(7,246)	(5,355)	(14,591)	(9,671)
Other, net (d)	30,265	48,632	45,681	55,731
Benefit from (provision for) income taxes	1,882	(25,030)	187	(32,597)

Income from continuing operations attributable to W. P. Carey members	$32,306	$81,727	$47,887	$103,764

	Total Long-Lived Assets at (e)		Total Assets at
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Investment Management	$2,037	$2,593	$132,143	$128,557
Real Estate Ownership	1,189,233	1,217,931	1,306,472	1,334,066

Total Company	$1,191,270	$1,220,524	$1,438,615	$1,462,623

(a)	Included in revenues and operating expenses are reimbursable costs from affiliates totaling $20.5 million and $17.1 million for the three months ended June 30, 2012 and 2011, respectively, and $39.2 million and $34.8 million for the six months ended June 30, 2012 and 2011, respectively.
(b)	Includes Other interest income, Other income and (expenses), Net loss attributable to noncontrolling interests and Net loss (income) attributable to redeemable noncontrolling interest.
(c)	Included within the Real Estate Ownership segment is our total investment in shares of CPA®:16 – Global, which represents approximately 23% of our total assets at June 30, 2012 (Note 6).
(d)	Includes Other interest income, Income from equity investments in real estate and the REITs, Gain on change in control of interests, Other income and (expenses), and Net income attributable to noncontrolling interests.
(e)	Long-lived assets include Net investments in real estate and intangible assets related to management contracts.

W. P. Carey 6/30/2012 10-Q — 29

Notes to Consolidated Financial Statements

At June 30, 2012, our international investments within our Real Estate Ownership segment were comprised of investments in France, Poland, Germany and Spain. The following tables present information about these investments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Lease revenues	$2,024	$2,134	$4,045	$4,132
Income from equity investments in real estate (a)	16,313	1,627	17,697	3,149

	$18,337	$3,761	$21,742	$7,281

	June 30, 2012	December 31, 2011
Long-lived assets	$63,464	$66,086

(a)	Each of the three and six months ended June 30, 2012 included our $15.1 million share of the net gain recognized by a jointly-owned entity in connection with selling its interests in the Medica investment.

Note 15. Discontinued Operations

From time to time, tenants may vacate space due to lease buy-outs, elections not to renew their leases, insolvency or lease rejection in the bankruptcy process. In these cases, we assess whether we can obtain the highest value from the property by re-leasing or selling it. In addition, in certain cases, we may try to sell a property that is occupied. When it is appropriate to do so under current authoritative accounting guidance for the disposal of long-lived assets, we classify the property as an asset held for sale on our consolidated balance sheet and the current and prior period results of operations of the property are reclassified as discontinued operations.

The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$94	$1,624	$842	$3,457
Expenses	(325)	(1,746)	(1,115)	(3,054)
(Loss) gain on sale of real estate	(298)	(121)	(479)	660
Impairment charge	-	(41)	(3,068)	(41)

(Loss) income from discontinued operations	$(529)	$(284)	$(3,820)	$1,022

2012 — During the six months ended June 30, 2012, we sold five domestic properties for $25.2 million, net of selling costs, and recognized a net loss on these sales of $0.5 million, excluding impairment charges of $3.1 million recognized in the current year and $6.9 million previously recognized during 2011. The net loss on sale of real estate recognized during the six months ended June 30, 2012 included $0.3 million related to properties sold during the second quarter of 2012.

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

Note 16. Subsequent Events

On July 23, 2012, we entered into certain agreements with the Estate Shareholders, including a Voting Agreement (Note 3) and a Share Purchase Agreement.

Pursuant to the Share Purchase Agreement, we (and following the consummation of the proposed Merger, W. P. Carey Inc.) have agreed to purchase up to an aggregate amount of $85.0 million of our Listed shares (and following the consummation of the proposed Merger, shares of W. P. Carey Inc. common stock) beneficially owned by the Estate Shareholders in the following manner: (i) prior to

W. P. Carey 6/30/2012 10-Q — 30

Notes to Consolidated Financial Statements

the date of the dissemination of the Joint Proxy Statement / Prospectus of W. P. Carey and CPA®:15 underlying the Form S-4 (the “Joint Proxy Statement / Prospectus”), the Estate Shareholders collectively had a one-time option to sell up to an aggregate amount of $25.0 million of Listed shares (the “First Sale Option”), which, as discussed below, has been exercised; (ii) at any time following the consummation of the Proposed Merger, but on or before the later of (a) December 31, 2012, and (b) 30 days following the consummation of the Proposed Merger, the Estate Shareholders collectively have a one-time option to sell up to an aggregate amount of $20.0 million of W. P. Carey Inc. common stock (the “Second Sale Option”); and (iii) at any time following January 1, 2013, but on or before the later of (a) March 31, 2013, and (b) the date that is six (6) months following the date of the consummation of the Proposed Merger, the Estate Shareholders collectively have a one-time option to sell up to an aggregate amount of $40.0 million of W. P. Carey Inc. common stock (the “Third Sale Option,” and with the First Sale Option and Second Sale Option, each a “Sale Option”). In connection with the exercise of a Sale Option, we and W. P. Carey Inc. have agreed to pay a per share purchase price equal to 96% of the volume weighted average price of one Listed share, and/or one share of W. P. Carey Inc. common stock, as applicable, for the ten (10) business days immediately prior to the date of notification of exercise.

On July 27, 2012, we received a notice from the Estate Shareholders indicating their intention to fully exercise the First Sale Option, and as a result, on August 2, 2012 we repurchased 561,418 Listed shares for $25.0 million from the Estate Shareholders pursuant to the First Sale Option at a price of $44.5301 per share. We used our existing line of credit to finance the purchase pursuant to the First Sale Option. We currently intend to draw on our existing unsecured line of credit or the new $175.0 million term loan (Note 9) in order to finance the purchase of the Listed shares pursuant to the remaining Sale Options if and when the Estate Shareholders should decide to exercise them.

W. P. Carey 6/30/2012 10-Q — 31

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

Investment Management — As of June 30, 2012, we provided services to four affiliated publicly-owned, non-listed real estate investment trusts: CPA®:15, CPA®:16 – Global, CPA®:17 – Global and CWI. In May 2011, another affiliated publicly-owned, non-listed real estate investment trust, CPA®:14, merged with and into a subsidiary of CPA®:16 – Global. We structure and negotiate investments and debt placement transactions for the REITs, for which we earn structuring revenue, and manage their portfolios of real estate investments, for which we earn asset-based management and performance revenue. We earn asset-based management and performance revenue from the CPA® REITs based on the value of their real estate-related and, for CWI, its lodging-related assets under management. As funds available to the REITs are invested, the asset base from which we earn revenue increases. We may also earn incentive and disposition revenue and receive other compensation in connection with providing liquidity alternatives to the REIT shareholders, as we did for CPA®:14 shareholders with the CPA®:14/16 Merger.

Real Estate Ownership — We own and invest in commercial properties in the U.S. and the European Union that are then leased to companies, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. We may also invest in other properties if opportunities arise. We own interests in the REITs and account for these interests under the equity method of accounting. In addition, we receive a percentage of distributions of Available Cash as defined in the respective advisory agreements from the operating partnerships of CPA®:16 – Global, CPA®:17 – Global and CWI, and earn deferred revenue from our special member interest in CPA®:16 – Global’s operating partnership. Effective April 1, 2012, we include such distributions and deferred revenue in our Real Estate Ownership segment. At June 30, 2012, our portfolio was comprised of our full or partial ownership interest in 146 properties, including certain properties in which the CPA® REITs also have an ownership interest. Substantially all of these properties, totaling approximately 11.4 million square feet (on a pro rata basis), were net leased to 69 tenants, with an occupancy rate of approximately 94%. In addition, through our consolidated subsidiaries, Carey Storage and Livho, we have interests in 21 self storage properties and a hotel property, respectively. Collectively, at June 30, 2012, the CPA® REITs owned all or a portion of over 800 properties, including certain properties in which we have an ownership interest. Substantially all of these properties, totaling approximately 106 million square feet (on a pro rata basis), were net leased to 222 tenants, with an average occupancy rate of approximately 99%.

Financial Highlights

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total revenues (excluding reimbursed costs from affiliates)	$47,558	$99,717	$98,208	$157,917
Net income attributable to W. P. Carey members	31,777	81,443	44,067	104,786
Cash flow provided by operating activities			11,805	48,594

Distributions paid	23,221	20,590	46,013	40,849

Supplemental financial measures:
Funds from operations - as adjusted	27,821	73,044	67,892	112,186
Adjusted cash flow from operating activities			58,323	55,916

We consider the performance metrics listed above, including certain supplemental metrics that are not defined by GAAP (“non-GAAP”), such as Funds from operations — as adjusted (“AFFO”) and Adjusted cash flow from operating activities (“ACFO”), to be

W. P. Carey 6/30/2012 10-Q — 32

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

Total revenues decreased during the three and six months ended June 30, 2012 as compared to the same periods in 2011. Revenues from our Investment Management segment decreased during the current year periods primarily due to the incentive, termination and subordinated disposition revenue recognized in connection with providing a liquidity event for CPA®:14 stockholders through the CPA®:14/16 Merger in May 2011 as well as a lower volume of investments structured on behalf of the REITs in the current year periods. This decrease was partially offset by revenues from the properties we purchased in May 2011 from CPA®:14 in connection with the CPA®:14/16 Merger, which contributed to an increase in revenues from our Real Estate Ownership.

Net income attributable to W. P. Carey members decreased during the three and six months ended June 30, 2012 as compared to the same periods in 2011. Results from operations in our Investment Management segment were significantly lower during the current year periods as a result of the incentive, termination and subordinated disposition revenue recognized in connection with the CPA®:14/16 Merger in May 2011 as well as a lower volume of investments structured on behalf of the REITs in the current year periods. Results from operations in our Real Estate Ownership segment were also lower during the current year periods as compared to the same periods in 2011, primarily as a result of a net gain recognized on purchasing properties from CPA®:14 in connection with the CPA®:14/16 Merger in May 2011.

Cash flow from operating activities decreased during the six months ended June 30, 2012 as compared to the same period in 2011, primarily due to subordinated disposition revenues received in connection with providing a liquidity event to CPA®:14 stockholders through the CPA®:14/16 Merger in May 2011 and higher payments for bonuses to employees and commissions to investment officers as a result of higher net income as well as higher investment volume in 2011 as compared to 2010. Additionally, cash flow from operating activities decreased in the current year period as a result of lower structuring revenue received due to the lower investment volume during the six months ended June 30, 2012 as compared to the prior year period. These decreases were partially offset by higher distributions of Available Cash received from the operating partnerships of CPA®:16 – Global and CPA®:17 – Global in the current year period.

Our quarterly cash distribution increased to $0.567 per share for the second quarter of 2012, which equates to $2.27 per share on an annualized basis.

Our AFFO supplemental measure decreased during the three and six months ended June 30, 2012 as compared to the same period in 2011, primarily due to the $52.5 million incentive, termination and subordinated disposition income recognized in connection with the CPA®:14/16 Merger in May 2011 as well as a decrease in structuring revenue due to lower investment volume in the current year periods in the Investment Management segment. These decreases were partially offset by an increase in AFFO in our Real Estate Ownership segment in the current year period primarily as a result of income earned from the properties we purchased from CPA®:14 in 2011 in connection with the CPA®:14/16 Merger as well as income generated from our equity interests in the CPA® REITs, including our $121.0 million incremental investment in CPA®:16 – Global in connection with the CPA®:14/16 Merger.

Adjusted cash flow from operating activities increased during the six months ended June 30, 2012 as compared to the same period in 2011, as a result of higher working capital balances.

Significant Developments

Proposed Merger

On February 21, 2012, we announced that our Board of Directors had approved the Proposed REIT Reorganization in order to qualify as a REIT for U.S. federal income tax purposes and the Proposed Merger with CPA®:15 (collectively, the “Transactions”). The consummation of these Transactions is subject to certain conditions, including the effectiveness of a registration statement on Form
S-4 relating to the shares of W. P. Carey Inc. common stock to be issued in the Transactions, the approval of CPA®:15’s stockholders of the Proposed Merger, and the approval by our shareholders of the Proposed REIT Reorganization and the Proposed Merger. On July 30, 2012, the SEC declared the Form S-4 effective, and on August 6, 2012 we began mailing the Joint Proxy / Statement Prospectus, which contains important information about W. P. Carey, CPA®:15, W. P. Carey Inc. and the Transactions, to our shareholders of record on July 16, 2012 and to the stockholders of CPA®:15 of record on July 23, 2012. W. P. Carey shareholders are urged to read these documents carefully and in their entirety.

W. P. Carey 6/30/2012 10-Q — 33

Transactions With Estate of Wm. Polk Carey

Voting Agreement

On July 23, 2012, we entered into the Voting Agreement with the Estate Shareholders, pursuant to which the Estate Shareholders have agreed to, among other things, vote (or cause to be voted) any and all Listed shares beneficially owned by the Estate Shareholders as of the date of the Voting Agreement or subsequently acquired or beneficially owned by the Estate Shareholders (collectively, the “Estate Shares”) in favor of: the Proposed Merger and the Proposed REIT Reorganization.

The Voting Agreement terminates upon the earliest to occur of (i) the Effective Time (as defined in the Merger Agreement), (ii) the date on which the Merger Agreement is terminated in accordance with its terms, (iii) the date of any material modification, waiver or amendment of the agreement pursuant to which the Proposed REIT Reorganization will occur and/or the Merger Agreement that is adverse to the Estate Shareholders such that W. P. Carey must distribute to its shareholders a supplement or amendment to the Joint Proxy Statement/Prospectus relating to the proposed Transactions filed with the SEC from time to time, and (iv) our failure to consummate, in accordance with and subject to the terms of the Share Purchase Agreement, the repurchase of Listed shares pursuant to the exercise of the First Sale Option , which as described above occurred on August 2, 2012.

The obligations of the Estate Shareholders contained in the Voting Agreement are conditioned upon and subject to receipt by the Estate from the board of directors of W. P. Carey Inc., prior to the consummation of the Merger, of an executed non-waivable exemption from the applicable REIT provisions for the Estate to beneficially own up to eighteen percent (18%) of the aggregate outstanding shares of W. P. Carey Inc. common stock or any other outstanding class or series of W. P. Carey Inc.’s stock. Furthermore, subject to certain limited exceptions, during the term of the Voting Agreement, the Estate Shareholders have agreed not to, directly or indirectly, transfer, sell, offer, exchange, assign, pledge or otherwise dispose of or encumber any of the Estate Shares. Mr. Francis J. Carey, a director of W. P. Carey and W. P. Carey Inc., currently serves as a co-executor of the Estate and as a director of HoldCo.

Share Purchase Agreement

Concurrently with the execution of the Voting Agreement, we, W. P. Carey Inc. and the Estate Shareholders entered into the Share Purchase Agreement, pursuant to which we have agreed to purchase up to an aggregate amount of $85.0 million worth of Listed shares and, following the completion of the Proposed Merger, shares of W. P. Carey Inc. common stock, owned by the Estate Shareholders, as described in Note 16. On July 27, 2012, we received a notice from the Estate Shareholders indicating their intention to fully exercise the First Sale Option, and as a result, on August 2, 2012 we repurchased 561,418 Listed shares for $25.0 million from the Estate Shareholders pursuant to the First Sale Option at a price of $44.5301 per share. Following this repurchase, the Listed shares beneficially owned by the Estate Shareholders represented in the aggregate approximately 27.93% of the outstanding Listed shares, on August 2, 2012.

Registration Rights

Concurrently with the execution of the Voting Agreement and the Share Purchase Agreement, we, W. P. Carey Inc. and the Estate Shareholders entered into a Registration Rights Agreement (the “Registration Rights Agreement”).

The Registration Rights Agreement provides the Estate Shareholders with, at any time following the consummation of the Proposed REIT Reorganization, but on or before the third anniversary thereof, subject to certain exceptions and limitations, three demand rights (the “Demand Registration Rights”) for the registration via an underwritten public offering of, in each instance, between a minimum of (i)(a) $50.0 million with respect to one Demand Registration Right, and (b) $75.0 million with respect to two Demand Registration Rights, and a maximum of (ii) $250.0 million, worth of shares of W. P. Carey Inc. common stock owned by the Estate Shareholders as of the date of the Registration Rights Agreement.

Additionally, the Registration Rights Agreement provides the Estate Shareholders with, subject to certain exceptions and limitations, unlimited “piggyback” registration rights (the “Piggyback Registration Rights,” and together with the Demand Registration Rights, the “Estate Shareholders’ Registration Rights”) pertaining to the shares of W. P. Carey Inc. common stock owned by the Estate Shareholders as of the date of the Registration Rights Agreement.

The Estate Shareholders’ Registration Rights are subject to customary lock-up and cutback provisions, and the Registration Rights Agreement contains customary indemnification provisions. We and W. P. Carey Inc. have agreed to bear the expenses incurred in

W. P. Carey 6/30/2012 10-Q — 34

connection with the filing of any registration statements attributable to the exercise of the Estate Shareholders’ Registration Rights, other than any (i) underwriting fees, discounts and sales commissions, (ii) fees, expense and disbursements of legal counsel of the Estate Shareholders, and (iii) transfer taxes, in each case relating to the sale or disposition by the Estate Shareholders of shares of W. P. Carey Inc. common stock pursuant to the Registration Rights Agreement.

Changes in Management

On July 17, 2012, we announced that Mark J. DeCesaris had informed us of his intention to resign as our Chief Financial Officer and as Chief Financial Officer of the REITs. Mr. DeCesaris plans to remain in those positions, maintaining his responsibilities and assisting in the recruitment of a new Chief Financial Officer, until the transition of his duties is complete. Our board of directors also appointed Mr. DeCesaris to serve as a director, effective as of July 17, 2012.

Current Trends

General Economic Environment

We and our managed funds are impacted by macro-economic environmental factors, the capital markets, and general conditions in the commercial real estate market, both in the U.S. and globally. Economic conditions in the U.S. continue to show some signs of stabilization, while the economic outlook in Europe remains uncertain. It is not possible to predict with certainty the outcome of these trends. Nevertheless, our views of the effects of the current financial and economic trends on our business, as well as our response to those trends, are presented below.

Foreign Exchange Rates

Fluctuations in foreign currency exchange rates impact both our Real Estate Ownership and Investment Management segments. In our Real Estate Ownership segment, we are impacted through our ownership of properties in the European Union, primarily France, and through our equity ownership in the CPA® REITs, which each have significant foreign investments, primarily in countries that use the Euro. In our Investment Management segment, exchange rate fluctuations may impact the asset management revenue we receive for managing the portfolios of the CPA® REITs as well as the quarterly distributions of available cash we receive from the operating partnerships of CPA®:16 – Global and CPA®:17 – Global.

Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. For the six months ended June 30, 2012, our Euro-denominated revenue was $5.1 million. International investments carried on our balance sheet are marked to the spot exchange rate as of the balance sheet date. The U.S. dollar strengthened at June 30, 2012 versus the spot rate at December 31, 2011. The Euro/U.S. dollar exchange rate at June 30, 2012 was $1.2578, a 2.9% decrease from the December 31, 2011 rate of $1.2950. This strengthening had an unfavorable impact on our balance sheet, and especially those of the CPA® REITs, at June 30, 2012 as compared to the balance sheet at December 31, 2011.

The operational impact of currency fluctuations on our international investments is measured throughout the year. Due to the decline of the Euro to the U.S. dollar, the average rate we utilized to measure these operations decreased by 7.5% during the six months ended June 30, 2012 versus the same period in 2011. This decrease had an unfavorable impact on our results of operations for us and the CPA® REITs in the current year period as compared to the prior year period. As a result, our share of earnings in the CPA® REITs was modestly impacted; however, as a result of hedging, distributions from the CPA®:16 – Global and CPA®:17 – Global operating partnerships were not significantly impacted.

Capital Markets

Domestically, new issuances of commercial mortgage-backed securities debt and increasing capital inflows to both commercial real estate debt and equity markets helped increase the availability of mortgage financing and sustained transaction volume during the past few quarters. We continue to observe that the cost for domestic debt remains in check while events in the Euro-zone have impacted the price and availability of financing and have affected global commercial real estate capitalization rates, which vary depending on a variety of factors, including asset quality, tenant credit quality, geography and lease term.

Investment Opportunities

Through our Investment Management segment, we earn structuring revenue on the investments we structure on behalf of the REITs. Our ability to complete these investments on behalf of the REITs, and thereby earn structuring revenue, fluctuates based on the pricing and availability of both transactions and financing, among other factors.

W. P. Carey 6/30/2012 10-Q — 35

We continue to see investment opportunities that we believe will allow us to structure transactions on behalf of the REITs on favorable terms. Although capitalization rates continue to vary widely, we believe that the investment environment remains attractive and that we will be able to achieve attractive risk-adjusted returns for our managed funds. We have benefited from commercial de-leveraging and recent new construction activity that has provided attractive investment opportunities for net lease investors such as W. P. Carey and the CPA® REITs. While the investment community continues to remain risk averse, we have experienced increased competition for investments, both domestically and internationally. We believe this is because the net lease financing market is perceived as a relatively conservative investment vehicle, and further capital inflows into the marketplace could put additional pressure on the returns that we can generate from our investments and our willingness and ability to execute transactions. In addition, we expect to continue to expand our ability to source deals in new markets.

We structured investments on behalf of the REITs totaling approximately $269.7 million during the six months ended June 30, 2012, and based on current conditions, we expect that we will be able to continue to take advantage of the investment opportunities we are seeing in the U.S. and internationally through the near term. International investments comprised 10% (on a pro rata basis) of total investments structured during the six months ended June 30, 2012. While international activity fluctuates from quarter to quarter, we currently expect that such transactions will continue to form a significant portion of the investments we structure, although the relative portion of international investments in any given period will vary.

We calculate net operating income for each property as the rent that we receive from a tenant, less debt service for any financing obtained for our investment in such property. The capitalization rate for an investment is a function of the purchase price that we are willing to pay for an investment, the rent that the tenant is willing to pay and the risk we are willing to assume. In our target markets for the CPA® REITs, we have recently seen capitalization rates in the U.S. ranging from 6.25% to 11.0% and ranging from 6.5% to 12.0% internationally. The variability is due largely to the quality of the underlying assets, tenant credit quality and the terms of the leases and their geographic markets. Additionally, we have observed that capitalization rates for commoditized transactions are within the lower end of these ranges while the higher end is comprised of off-market deals requiring specialized knowledge.

Financing Conditions

Through our Investment Management segment, we earn structuring revenue related in part to the debt we obtain for the REITs. In addition, through our Real Estate Ownership segment, we are impacted by the cost and availability of financing for our owned properties and, through our equity interests, for properties owned by the REITs. Despite the recent stabilization in the U.S. credit and real estate financing markets, the ongoing sovereign debt issues in Europe have had the impact of increasing the cost of debt in certain international markets and made it more challenging for us to obtain debt for certain international deals. During the six months ended June 30, 2012, we obtained non-recourse mortgage financing totaling $241.4 million on behalf of the REITs and $1.3 million for our owned real estate portfolio (each on a pro rata basis).

Real Estate Sector

As noted above, the commercial real estate market is impacted by a variety of macro-economic factors, including but not limited to growth in gross domestic product, unemployment, interest rates, inflation and demographics. These fundamentals remain at risk of deteriorating further in Europe, which may result in higher vacancies, lower rental rates and lower demand for vacant space in future periods related to international properties. We and the CPA® REITs are chiefly affected by changes in the appraised values of our properties, tenant defaults, inflation, lease expirations and occupancy rates.

Net Asset Values of the REITs

We own shares in each of the REITs, which we report in our Real Estate Ownership segment, and we earn asset management revenue through our Investment Management segment based on a percentage of average invested assets for each REIT. As such, we benefit from rising investment values and are negatively impacted when these values decrease.

The net asset values (“NAVs”) of CPA®:15 and CPA®:16 – Global did not change significantly between 2010 and 2011 primarily due to high occupancy rates, acceptable tenant credit quality and the long-term leases within their portfolios. The NAVs of the CPA® REITs are based on a number of variables, including discount rate, individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates and tenant defaults, among others. We do not control these variables and, as such, cannot predict how they will change in the future.

W. P. Carey 6/30/2012 10-Q — 36

Credit Quality of Tenants

The credit quality of tenants primarily impacts our Real Estate Ownership segment. As a net lease investor, we are exposed to credit risk within our tenant portfolio, which can reduce our results of operations and cash flow from operations if our tenants are unable to pay their rent. Within our managed portfolios, tenant defaults can reduce the asset management revenue in our Investment Management segment if they lead to a decline in the appraised value of the assets of the CPA® REITs and they can also reduce our income and distributions from equity investments in the CPA® REITs in our Real Estate Ownership segment. Tenants experiencing financial difficulties may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court, resulting in reduced cash flow, which may negatively impact NAVs and require us or the CPA® REITs to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, we may restructure or renew leases on less favorable terms, or the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us or the CPA® REITs to incur impairment charges. Conversely, improving credit quality has a positive impact on NAVs.

Despite the stabilization in domestic general business conditions over the past few quarters, which had a favorable impact on the overall credit quality of our tenants, we believe that there still remain significant risks to an economic recovery in the Euro-zone and its impact on the global economy. As of the date of this Report, we have no significant exposure to tenants operating under bankruptcy protection in our owned portfolio or in the CPA® REIT portfolios. It is possible, however, that tenants may file for bankruptcy or default on their leases in the future and that economic conditions may again deteriorate.

To mitigate credit risk, we have historically looked to invest in assets that we believe are critically important to our tenants’ operations and have attempted to diversify our owned portfolio and the CPA® REITs’ portfolios by tenant, tenant industry and geography. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with tenant management and review of tenants’ financial statements and compliance with any financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, re-leasing properties, refinancing debt and selling properties, as well as protecting our rights when tenants default or enter into bankruptcy.

Inflation

Inflation impacts our lease revenues and, through our equity ownership in the CPA® REITs and joint investments, our equity in earnings within our Real Estate Ownership segment because our leases and those of the CPA® REITs generally have rent adjustments that are either fixed or based on formulas indexed to changes in the Consumer Price Index (“CPI”) or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. We have seen modest inflation in the U.S. during the past quarter that may favorably affect rents in our owned portfolio and in the portfolios of the CPA® REITs in coming years.

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

We actively manage our owned real estate portfolio and the portfolios of the CPA® REITs and generally begin discussing options with tenants in advance of scheduled lease expirations. In certain cases, we may obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term or may elect to exercise purchase options, if any, in their leases. In cases where tenants elect not to renew, we may seek replacement tenants or try to sell the property. As of June 30, 2012, 7% of the annualized contractual minimum base rent in our owned portfolio is scheduled to expire in the next twelve months. We currently anticipate that we will be able to renew a majority of the remaining leases scheduled to expire in 2012. For those leases that we believe will be renewed, it is possible that renewed rents may be below the tenants’ existing contractual rents and that lease terms may be shorter than historical norms.

The occupancy rate for our owned real estate portfolio was 94% at June 30, 2012, an increase of 1% from December 31, 2011, reflecting the sale of a vacant property in 2012.

W. P. Carey 6/30/2012 10-Q — 37

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

During the second quarter, investor capital inflows for non-listed real estate investment trusts overall declined 8.5% compared to the prior quarter. However, we raised $176.7 million and $186.0 million on behalf of CPA®:17 – Global during the first and second quarters of 2012, respectively, reflecting an increase of 5.3%. Since the beginning of CPA®:17 – Global’s follow-on offering on April 7, 2011 through June 30, 2012, we raised $781.3 million for CPA®:17 – Global. Since beginning fundraising for CPA®:17 – Global in December 2007 through June 30, 2012, we have raised more than $2.3 billion on its behalf.

For CWI, we raised $83.1 million from the beginning of its offering in September 2010 through June 30, 2012, of which $11.7 million and $24.3 million were raised during the first and second quarters of 2012, respectively, representing an increase of 107.7%. In June 2012, CWI’s board of directors extended its primary offering for one year to September 15, 2013. If CWI files another registration statement prior to September 15, 2013 in order to sell additional shares in a follow-on offering, CWI could continue to sell shares in the ongoing primary offering until the earlier of March 16, 2014 or the effective date of the subsequent registration statement.

W. P. Carey 6/30/2012 10-Q — 38

Results of Operations

We evaluate our results of operations by our two major business segments — Investment Management and Real Estate Ownership. Effective April 1, 2012, we include cash distributions and deferred revenue received and earned from the operating partnerships of CPA®:16 – Global, CPA®:17 – Global and CWI in our Real Estate Ownership segment. Results of operations for the prior year periods have been reclassified to conform to the current period presentation. A summary of comparative results of these business segments is as follows:

Investment Management (in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Revenues
Asset management revenue	$15,636	$16,619	$(983)	$31,238	$36,439	$(5,201)
Structuring revenue	3,622	5,735	(2,113)	11,260	21,680	(10,420)
Incentive, termination and subordinated disposition revenue	-	52,515	(52,515)	-	52,515	(52,515)
Wholesaling revenue	4,080	2,922	1,158	7,867	6,202	1,665
Reimbursed costs from affiliates	20,484	17,059	3,425	39,221	34,778	4,443

	43,822	94,850	(51,028)	89,586	151,614	(62,028)

Operating Expenses
General and administrative	(23,805)	(23,389)	(416)	(48,190)	(43,791)	(4,399)
Reimbursable costs	(20,484)	(17,059)	(3,425)	(39,221)	(34,778)	(4,443)
Depreciation and amortization	(942)	(867)	(75)	(1,880)	(1,669)	(211)

	(45,231)	(41,315)	(3,916)	(89,291)	(80,238)	(9,053)

Other Income and Expenses
Other interest income	81	539	(458)	569	1,196	(627)
Other income and (expenses)	69	32	37	89	235	(146)

	150	571	(421)	658	1,431	(773)

(Loss) income from continuing operations before income taxes	(1,259)	54,106	(55,365)	953	72,807	(71,854)
Benefit from (provision for) income taxes	2,644	(26,056)	28,700	2,022	(33,436)	35,458

Net income from investment management	1,385	28,050	(26,665)	2,975	39,371	(36,396)
Add: Net loss attributable to noncontrolling interests	701	552	149	1,428	1,196	232
Less: Net loss (income) attributable to redeemable noncontrolling interest	67	(1)	68	110	(604)	714

Net income from investment management attributable to W. P. Carey members	$2,153	$28,601	$(26,448)	$4,513	$39,963	$(35,450)

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

For the three and six months ended June 30, 2012 as compared to the same periods in 2011, asset management revenue decreased by $1.0 million and $5.2 million, respectively. Asset management revenue from CPA®:16 – Global decreased by $2.2 million and $8.1 million, respectively, primarily due to a change in our fee arrangement with CPA®:16 – Global under its umbrella partnership real estate investment trust (“UPREIT”) structure after the CPA®:14/16 Merger. Immediately after the CPA®:14/16 Merger in May 2011, our asset management revenue from CPA®:16 – Global was reduced from 1% to 0.5% of the property value of the assets under management and we now receive a distribution of 10% of the Available Cash of CPA®:16 – Global’s operating partnership, which we record as Income from equity investments in the REITs within the Real Estate Ownership segment. Asset management revenue from CPA®:15 also decreased by $0.5 million and $0.6 million during the three and six months ended June 30, 2012, respectively, as a result of recent property sales. These decreases were partially offset by increases in revenue of $1.7 million and $3.4 million, respectively, during the three and six months ended June 30, 2012 from CPA®:17 – Global as a result of new investments that it entered into during 2011 and 2012.

W. P. Carey 6/30/2012 10-Q — 39

Structuring Revenue

We earn structuring revenue when we structure investments and debt placement transactions for the REITs. Structuring revenue is dependent on investment activity, which is subject to significant period-to-period variation. We structured real estate investments on behalf of the REITs totaling $98.0 million and $269.7 million, respectively, during the three and six months ended June 30, 2012, compared to $249.2 million and $594.0 million, respectively, for the three and six months ended June 30, 2011.

For the three and six months ended June 30, 2012 as compared to the same periods in 2011, structuring revenue decreased by $2.1 million and $10.4 million, respectively, primarily due to the lower investment volume in the current year periods.

Incentive, Termination and Subordinated Disposition Revenue

Incentive, termination and disposition revenue is generally earned in connection with events in which we provide liquidity or alternatives to the REITs’ shareholders. These events do not occur every year and no such event occurred during the three or six months ended June 30, 2012.

In connection with providing a liquidity event for CPA®:14 shareholders, in May 2011, we earned termination revenue of $31.2 million and subordinated disposition revenue of $21.3 million, which we received in shares of CPA®:14 and cash, respectively. These CPA®:14 shares were subsequently converted to shares of CPA®:16 – Global in connection with the CPA®:14/16 Merger.

Wholesaling Revenue

We earned a wholesaling fee of $0.15 per share sold in connection with CPA® 17 – Global’s initial public offering through April 7, 2011. In addition, as discussed in Note 3, we earn a dealer manager fee of up to $0.35 per share sold in connection with CPA®:17 – Global’s follow-on offering and $0.30 per share sold in connection with CWI’s initial public offering. We re-allow all or a portion of the dealer manager fees to selected dealers in the offerings. Dealer manager fees that are not re-allowed are classified as wholesaling revenue. Wholesaling revenue earned is generally offset by underwriting costs incurred in connection with the offerings, which are included in General and administrative expenses.

For the three and six months ended June 30, 2012 as compared to the same periods in 2011, wholesaling revenue increased by $1.2 million and $1.7 million, respectively, primarily due to increases in shares sold in connection with CPA® 17 – Global and CWI’s offerings in the current year periods.

Reimbursed and Reimbursable Costs

Reimbursed costs (revenue) from affiliates and reimbursable costs (expenses) represent costs incurred by us on behalf of the REITs, consisting primarily of broker-dealer commissions and marketing and personnel costs, which are reimbursed by the REITs. Revenue from reimbursed costs from affiliates is offset by corresponding charges to reimbursable costs.

For the three and six months ended June 30, 2012 as compared to the same periods in 2011, reimbursed and reimbursable costs increased by $3.4 million and $4.4 million, respectively, primarily due to increases in commissions paid to broker-dealers of $2.6 million and $2.9 million in the respective periods related to CPA® 17 – Global and CWI’s offerings as a result of corresponding increases in funds raised. In addition, personnel costs reimbursed by the REITS increased by $0.8 million and $1.5 million, respectively, as a result of an increase in the number of personnel in 2012.

General and Administrative

For the three months ended June 30, 2012 as compared to the same period in 2011, general and administrative expenses increased by $0.4 million, primarily due to the following: $1.3 million of costs incurred in connection with the Proposed Merger; a $0.9 million increase in underwriting costs in connection with CPA® 17 – Global and CWI’s offerings; a $0.4 million increase in office rent; and a $0.3 million increase in professional fees. These increases were substantially offset by decreases in compensation-related costs, including a decrease in stock-based compensation expense of $1.7 million as a result of changes in the expected vesting of the PSUs granted in 2011 and 2010 and a decrease of $0.8 million in commissions to investment officers, in each case, as a result of lower investment volume during the current year period.

W. P. Carey 6/30/2012 10-Q — 40

For the six months ended June 30, 2012 as compared to the same period in 2011, general and administrative expenses increased by $4.4 million, primarily due to: $2.1 million of costs incurred in connection with the Proposed Merger; a $0.9 million increase in professional fees; a $0.7 million reimbursement to CWI as a result of CWI’s operating expenses exceeding certain thresholds as defined in its advisory agreement; and an increase of $0.6 million in underwriting costs related to CPA® 17 – Global and CWI’s offerings. Additionally, salary expense increased by $3.0 million primarily as a result of an increase in the number of personnel in 2012, and stock-based compensation expense increased by $1.1 million primarily as a result of the higher per share price of our common stock underlying the awards of RSUs and PSUs to employees in 2012. These increases were substantially offset by a reduction in bonus expense and commissions to investment officers of $3.9 million, in each case, as a result of lower investment volume during the current year period.

Benefit from (Provision for) Income Taxes

For the three and six months ended June 30, 2012, we recognized a benefit from income taxes of $2.6 million and $2.0 million, respectively, primarily due to the pre-tax net taxable loss recognized as a result of the lower volume of investments structured on behalf of the REITs and higher compensation expenses during the current year periods.

For the three and six months ended June 30, 2011, provision for income taxes was $26.1 million and $33.4 million, respectively, primarily as a result of the $52.5 million incentive, termination and subordinated disposition income recognized in connection with the CPA®:14/16 Merger.

Net Income from Investment Management Attributable to W. P. Carey Members

For the three and six months ended June 30, 2012 as compared to the same periods in 2011, the resulting net income from investment management attributable to W. P. Carey members decreased by $26.4 million and $35.5 million, respectively.

Funds from Operations — as Adjusted (AFFO)

For the three and six months ended June 30, 2012 as compared to the same periods in 2011, AFFO from our Investment Management segment decreased by $46.5 million and $54.2 million, respectively, primarily as a result of the $52.5 million incentive, termination and subordinated disposition income recognized in connection with the CPA®:14/16 Merger in May 2011 as well as a decrease in structuring revenue due to lower investment volume in the current year periods. AFFO is a non-GAAP measure that we use to evaluate our business. For a definition of AFFO and reconciliation to net income attributable to W. P. Carey Members, see Supplemental Financial Measures below.

W. P. Carey 6/30/2012 10-Q — 41

Real Estate Ownership (in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Revenues
Lease revenues	$17,228	$16,217	$1,011	$34,859	$30,089	$4,770
Other real estate income	6,992	5,709	1,283	12,984	10,992	1,992

	24,220	21,926	2,294	47,843	41,081	6,762

Operating Expenses
Depreciation and amortization	(5,791)	(5,024)	(767)	(11,648)	(8,832)	(2,816)
Property expenses	(3,404)	(2,819)	(585)	(5,989)	(5,708)	(281)
General and administrative	(2,777)	(1,196)	(1,581)	(5,301)	(2,117)	(3,184)
Other real estate expenses	(2,431)	(2,942)	511	(4,930)	(5,499)	569
Impairment charges	(1,003)	-	(1,003)	(3,660)	-	(3,660)

	(15,406)	(11,981)	(3,425)	(31,528)	(22,156)	(9,372)

Other Income and Expenses
Other interest income	74	21	53	89	39	50
Income from equity investments in real estate and the REITs	28,345	15,072	13,273	42,331	21,288	21,043
Gain on change in control of interests	-	27,859	(27,859)	-	27,859	(27,859)
Other income and (expenses)	1,149	4,726	(3,577)	1,435	5,004	(3,569)
Interest expense	(7,246)	(5,355)	(1,891)	(14,591)	(9,671)	(4,920)

	22,322	42,323	(20,001)	29,264	44,519	(15,255)

Income from continuing operations before income taxes	31,136	52,268	(21,132)	45,579	63,444	(17,865)
(Provision for) benefit from income taxes	(762)	1,026	(1,788)	(1,835)	839	(2,674)

Income from continuing operations	30,374	53,294	(22,920)	43,744	64,283	(20,539)
(Loss) income from discontinued operations	(529)	(284)	(245)	(3,820)	1,022	(4,842)

Net income from real estate ownership	29,845	53,010	(23,165)	39,924	65,305	(25,381)
Less: Net income attributable to noncontrolling interests	(221)	(168)	(53)	(370)	(482)	112

Net income from real estate ownership attributable to W. P. Carey members	$29,624	$52,842	$(23,218)	$39,554	$64,823	$(25,269)

The following table presents the components of our lease revenues (in thousands):

	Six Months Ended June 30,
	2012	2011
Rental income	$30,821	$25,179
Interest income from direct financing leases	4,038	4,910

	$34,859	$30,089

W. P. Carey 6/30/2012 10-Q — 42

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our consolidated real estate investments (in thousands):

	Six Months Ended June 30,
Lessee	2012	2011
Federal Express Corporation (a)	$3,638	$1,293
Fiserv, Inc. (b)	2,657	2,594
The American Bottling Company	2,253	2,184
Amylin Pharmaceuticals, Inc. (a)	2,181	727
Bouygues Telecom, S.A. (b) (c) (d)	2,044	1,972
JP Morgan Chase Bank, N.A.	1,957	1,931
Orbital Sciences Corporation	1,656	1,656
Eroski Sociedad Cooperativa (b) (c)	1,508	1,629
Google, Inc. (formerly leased to Omnicom Group Inc.) (e)	1,424	944
AutoZone, Inc.	1,151	1,114
Sybron Dental Specialties Inc.	1,117	885
Quebecor Printing, Inc.	993	968
Unisource Worldwide, Inc.	963	963
Jarden Corporation	807	807
BE Aerospace, Inc.	786	786
Eagle Hardware & Garden, a subsidiary of Lowe’s Companies	786	742
Sprint Spectrum, L.P.	768	721
Enviro Works, Inc.	593	608
Other (c)	7,577	7,565

	$34,859	$30,089

(a)

In connection with the CPA®:14/16 Merger, we purchased the remaining interest in this investment from CPA®:14 in May 2011. Subsequent to the acquisition, we consolidate this investment. We had previously accounted for this investment under the equity method.

(b)	These revenues are generated in consolidated investments, generally with our affiliates, and on a combined basis, include lease revenues applicable to noncontrolling interests totaling $0.9 million and $1.7 million for the six months ended June 30, 2012 and 2011, respectively.
(c)	Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the Euro during the six months ended June 30, 2012 decreased by approximately 7.5% in comparison to the same period in 2011, resulting in a negative impact on lease revenues for our Euro-denominated investments in the current year period.
(d)	The increase was due to a lease restructuring in the second quarter of 2012.
(e)	In November 2011, we and the tenant completed the renovation at this facility, at which time we started to recognize deferred rental income on the tenant-funded portion of the renovation.

W. P. Carey 6/30/2012 10-Q — 43

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these investments from both continuing and discontinued operations. Amounts provided are the total amounts attributable to the investments and do not represent our proportionate share (dollars in thousands):

	Ownership Interest	Six Months Ended June 30,
Lessee	at June 30, 2012	2012	2011
The New York Times Company	18%	$13,697	$14,024
Carrefour France, SAS (a)	46%	9,418	10,170
Schuler A.G. (a)	33%	3,077	3,257
U. S. Airways Group, Inc.	75%	2,211	2,211
Hologic, Inc.	36%	1,908	1,764
Medica – France, S.A. (a) (b)	46%	1,774	3,418
Symphony IRI Group, Inc.	33%	1,086	1,108
Consolidated Systems, Inc.	60%	927	911
Childtime Childcare, Inc.	34%	610	635
Federal Express Corporation (c)	100%	-	2,391
Amylin Pharmaceuticals, Inc. (c)	100%	-	1,342

		$34,708	$41,231

(a)	Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the Euro during the six months ended June 30, 2012 decreased by approximately 7.5% in comparison to the same period in 2011, resulting in a negative impact on lease revenues for our Euro-denominated investments in the current year period.
(b)	In April 2012, this jointly-owned entity sold its interests in the investment. Results of operations for this investment were classified as a discontinued operation by the entity that holds the controlling interest for all periods presented.
(c)	In connection with the CPA®:14/16 Merger, we purchased the remaining interest in this investment from CPA®:14. Subsequent to the acquisition, we consolidate this investment.

Lease Revenues

As of June 30, 2012, 65% of our net leases, based on annualized contractual minimum base rent, provide for adjustments based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 29% of our net leases on that same basis have fixed rent adjustments, which contractual minimum base rent is scheduled to increase by an average of 2% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies.

During the quarter ended June 30, 2012, we signed six leases totaling approximately 232,365 square feet of leased space. Of these leases, one was with a new tenant and five were lease renewals with existing tenants. The average new rent for these leases was $7.42 per square foot and the average former rent was $8.02 per square foot. We provided a tenant improvement allowance of $0.3 million on one of these leases.

During the six months ended June 30, 2012, we signed 12 leases totaling approximately 545,655 square feet of leased space. Of these leases, two were with new tenants and ten were lease renewals with existing tenants. The average new rent for these leases was $6.36 per square foot and the average former rent was $6.98 per square foot. We provided a tenant improvement allowance of $0.3 million on one of these leases.

For the three and six months ended June 30, 2012 as compared to the same periods in 2011, lease revenues increased by $1.0 million and $4.8 million, respectively, primarily due to the properties we purchased in May 2011 from CPA®:14 in connection with the CPA®:14/16 Merger, which contributed to an increase in lease revenues of $0.9 million and $3.7 million, respectively. In addition, CPI-based rent increases at several properties increased lease revenues by $0.3 million and $0.6 million, respectively. Lease revenues also increased by $0.5 million during the six months ended June 30, 2012 as a result of the restructuring of leases at several properties.

W. P. Carey 6/30/2012 10-Q — 44

Other Real Estate Income

Other real estate income generally consists of revenue from Carey Storage, a subsidiary that invests in domestic self-storage properties, and Livho, a subsidiary that operates a hotel under a franchise agreement in Livonia, Michigan. Other real estate income also includes lease termination payments and other non-rent related revenues from real estate ownership.

For the three and six months ended June 30, 2012 as compared to the same periods in 2011, other real estate income increased by $1.3 million and $2.0 million, respectively, primarily due to proceeds of $0.8 million received in the second quarter of 2012 related to a transaction with a third party. Other real estate income also increased during the three and six months ended June 30, 2012 as compared to the same periods in 2011 as a result of increases in reimbursable tenant costs of $0.3 million and $0.5 million, respectively. Additionally, income from Carey Storage and Livho increased by $0.2 million and $0.6 million for the three and six months ended June 30, 2012, respectively. The increase in income from Carey Storage was primarily as a result of higher rental income and the increase in income from Livho was primarily due to higher occupancy rates in the current year periods. Reimbursable tenant costs are recorded as both revenue and expenses and therefore have no net impact on our results of operations.

Depreciation and Amortization

For the three and six months ended June 30, 2012 as compared to the same periods in 2011, depreciation and amortization increased by $0.8 million and $2.8 million, respectively, primarily due to increases in depreciation and amortization recorded in the current year periods on the properties we acquired from CPA®:14 in May 2011.

General and Administrative

For the three and six months ended June 30, 2012 as compared to the same periods in 2011, general and administrative expenses increased by $1.6 million and $3.2 million, respectively, primarily due to costs incurred in connection with the Proposed Merger of $1.4 million and $2.6 million, respectively.

Impairment Charges

Our impairment charges are more fully described in Note 4. Impairment charges related to our continuing real estate ownership operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lessee	2012	2011	2012	2011	Triggering Events
Jacksonville distribution facility (vacant)	$-	$-	$2,657	$-	Potential sale of property
United States Postal Service	1,003	-	1,003	-	Potential sale of property

Total	$1,003	$-	$3,660	$-

Income from Equity Investments in Real Estate and the REITs

Income from equity investments in real estate and the REITs represents our proportionate share of net income or loss (revenue less expenses) from our interests in unconsolidated real estate investments and our investments in the REITs. In addition, we are entitled to receive distributions of Available Cash from the operating partnerships of CPA®:17 – Global, CWI and, subsequent to the CPA®:14/16 Merger, CPA®:16 – Global. Subsequent to the CPA®:14/16 Merger, we also recognize amortization of deferred revenue related to our special member interest in CPA®:16 – Global’s operating partnership. The net income of the REITs fluctuates based on the timing of transactions, such as new leases and property sales, as well as the level of impairment charges.

For the three and six months ended June 30, 2012 as compared to the same periods in 2011, income from equity investments in real estate and the REITs increased by $13.3 million and $21.0 million, respectively, primarily due to our share of the net gain recognized by a jointly-owned entity upon selling its equity shares in the Medica investment in the second quarter of 2012, which increased our equity income by $15.1 million in the same period. In addition, distributions of Available Cash received and earned from the operating partnerships of CPA®:16 – Global and CPA®:17 – Global and deferred revenue earned from our special member interest in CPA®:16 – Global’s operating partnership increased by $6.2 million and $13.5 million, respectively, as a result of new investments CPA®:17 – Global entered into during 2012 and 2011 and amending our fee arrangement with CPA®:16 – Global after the CPA 14/16 Merger. Equity income from CPA®:15 increased by $2.3 million and $2.5 million in the three and six months ended June 30, 2012, respectively, primarily due to net gains recognized in connection with selling several properties in the second quarter of 2012. Equity

W. P. Carey 6/30/2012 10-Q — 45

income from CPA®:16 – Global also increased by $1.0 million and $1.3 million during the three and six months ended June 30, 2012, respectively, primarily due to our $121.0 million incremental investment in CPA®:16 – Global in connection with the CPA 14/16 Merger. These increases in equity income were partially offset by our share of the net gains recognized by CPA®:14 selling certain of its assets to us, CPA®:17 – Global and third parties in connection with the CPA 14/16 Merger, which resulted in an increase to equity income of $7.4 million during the second quarter of 2011, as well as other-than-temporary impairment charges of $3.2 million and $3.5 million recognized during the three and six months ended June 30, 2012, respectively, on our special membership interest in CPA®:16 – Global’s operating partnership to reduce the carrying value of our interest in the operating partnership to its estimated fair value (Note 6).

Gain on Change in Control of Interests

In May 2011, we purchased the remaining interests in the Federal Express and Amylin investments from CPA®:14, which we had previously accounted for under the equity method. In connection with our purchase of these properties, we recognized a net gain of $27.9 million during each of the three and six months ended June 30, 2011 to adjust the carrying value of our existing interests in these investments to their estimated fair values. We did not recognize any such gains during the three and six months ended June 30, 2012.

Other Income and (Expenses)

For the three and six months ended June 30, 2012, we recognized other income of $1.1 million and $1.4 million, respectively, primarily due to a net gain of $2.0 million recorded on the disposals of two parcels of land (Note 2). This gain was partially offset by net realized and unrealized losses of $0.9 million and $0.6 million recognized during the three and six months ended June 30, 2012, respectively, on foreign currency transactions as a result of changes in foreign currency exchanges rates on notes receivable from international subsidiaries.

For the three and six months ended June 30, 2011, we recognized other income of $4.7 million and $5.0 million, respectively. In connection with the CPA®:14/16 Merger, we recognized a gain of $2.8 million on the conversion of our shares of CPA®:14 to shares of CPA®:16 — Global to reflect the carrying value of our investment at its estimated fair value in May 2011. In addition, we recognized a gain of $1.0 million in May 2011 on the conversion of our termination revenue to shares of CPA®:14 as a result of the fair value of the shares we received exceeding the termination revenue. Other income during the three and six months ended June 30, 2011 also included a net gain of $0.6 million as a result of our exercise of certain warrants granted to us by lessees.

Interest Expense

For the three and six months ended June 30, 2012 as compared to the same periods in 2011, interest expense increased by $1.9 million and $4.9 million, respectively. Interest expense on our line of credit increased by $1.3 million and $2.7 million, respectively, as a result of the amortization of financing costs incurred in connection with obtaining the new line of credit in December 2011, as well as a higher average outstanding balance and a higher average interest rate on the line of credit in the current year periods (Note 9). In addition, interest expense increased by $0.8 million and $2.4 million, respectively, as a result of mortgages assumed in our acquisition of properties from CPA®:14 in connection with the CPA®:14/16 Merger in May 2011 as well as new financing obtained in October 2011 on an unencumbered property.

(Provision for) Benefit from Income Taxes

For the three and six months ended June 30, 2012, we recorded a provision for income taxes of $0.8 million and $1.8 million, respectively, compared to a benefit from income taxes of $1.0 million and $0.8 million, respectively, recognized in the corresponding prior year periods. The benefit from income taxes recognized in the prior year periods was primarily due to the amendment of several foreign and state tax returns that resulted in lower tax liabilities.

(Loss) Income from Discontinued Operations

(Loss) income from discontinued operations represents the net income or loss (revenue less expenses) from the operations of properties that were sold or held for sale (Note 15).

For the three and six months ended June 30, 2012, we recognized a loss from discontinued operations of $0.5 million and $3.8 million, respectively. The net loss recognized during the six months ended June 30, 2012 was primarily due to impairment charges of $3.1 million recorded on two properties to reduce the carrying values of the properties to their expected selling prices. We completed the sales of these properties in the second quarter of 2012. In addition, the loss recognized during the three and six months ended June 30, 2012 included a net loss on the sale of these properties of $0.3 million and $0.5 million, respectively, and losses generated from the operations of discontinued properties of $0.2 million and $0.3 million, respectively.

W. P. Carey 6/30/2012 10-Q — 46

For the three months ended June 30, 2011, we recognized a loss from discontinued operations of $0.3 million, compared to income of $1.0 million recognized during the six months ended June 30, 2011. The loss recognized during the three month period was comprised of a net loss on the sale of properties of $0.1 million and losses generated from the operations of discontinued properties of $0.1 million. The income recognized during the six month period was comprised of a net gain on the sale of properties of $0.7 million and income generated from the operations of discontinued properties of $0.4 million.

Net Income from Real Estate Ownership Attributable to W. P. Carey Members

For the three and six months ended June 30, 2012 as compared to the same periods in 2011, the resulting net income from real estate ownership attributable to W. P. Carey members decreased by $23.2 million and $25.3 million, respectively.

Funds from Operations — as Adjusted (AFFO)

For the three and six months ended June 30, 2012 as compared to the same periods in 2011, AFFO from Real Estate Ownership increased by $1.2 million and $10.0 million, respectively, primarily as a result of income earned from the properties we purchased from CPA®:14 in May 2011 in connection with the CPA®:14/16 Merger, as well as income generated from our equity interests in the REITs, primarily as a result of our $121.0 million incremental investment in CPA®:16 – Global in connection with the CPA®:14/16 Merger.

Financial Condition

Sources and Uses of Cash During the Period

Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the nature and timing of receipts of transaction-related and performance revenue, the performance of the CPA® REITs relative to their performance criteria, the timing of purchases and sales of real estate, the timing of the receipt of proceeds from, and the repayment of, non-recourse mortgage loans and receipt of lease revenue, the timing and characterization of distributions received from equity investments in real estate and the REITs, the timing of certain payments, the receipt of the annual installment of deferred acquisition revenue and interest thereon in the first quarter from certain of the CPA® REITs, and changes in foreign currency exchange rates. Despite these fluctuations, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans, unused capacity on our line of credit and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities

Cash flow from operating activities during the six months ended June 30, 2012 was $11.8 million, a $36.8 million decrease from the prior year period, primarily due to the following reasons:

•	During the prior year period, we received approximately $21.3 million of subordinated disposition revenue in cash from CPA®:14 upon completion of the CPA®:14/16 Merger in May 2011;
•

Cash payments for bonuses to employees, commissions to investment officers and profit-sharing increased by $5.7 million during the six months ended June 30, 2012 as compared to the same period in 2011, primarily as a result of our performance and higher investment volume in 2011 as compared to 2010;

•

Revenue received in connection with structuring investments and debt refinancing on behalf of the REITs decreased by $6.2 million during the six months ended June 30, 2012 as compared to the same period in 2011 due to lower investment volume;

•

Deferred acquisition revenue received was $2.1 million lower during the six months ended June 30, 2012 as compared to the same period in 2011, primarily due to a shift in the timing of when deferred acquisition revenue is received and lower investment volume by the CPA® REITs in prior year periods; and

•	We incurred expenses of $4.7 million during the six months ended June 30, 2012 related to the Proposed Merger.

W. P. Carey 6/30/2012 10-Q — 47

These decreases in cash flow from operating activities during the six months ended June 30, 2012 were partially offset by increases in cash flow due to the following:

•	During the six months ended June 30, 2012, we received $7.9 million of cash distributions from CPA®:16 – Global’s operating partnership, which commenced after its UPREIT reorganization in May 2011;
•	A $2.8 million increase in cash distributions from CPA®:17 – Global’s operating partnership as a result of investments it entered into in 2012 and 2011; and
•

A $1.6 million increase in cash received for providing asset-based management services to the REITs during the six months ended June 30, 2012 as compared to the same period in 2011. This amount does not include revenue received from the REITs in the form of shares of their common stock rather than cash (Note 3).

In addition to cash flow from operating activities, we may use the following sources to fund distributions to shareholders: distributions received from equity investments in excess of equity income, net contributions from noncontrolling interests, borrowings under our line of credit and existing cash resources.

Investing Activities

Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and capitalized property-related costs. Cash inflows during the current year period included $15.9 million in distributions from equity investments in real estate and the REITs in excess of cumulative equity income. We also received cash proceeds of $25.2 million from the sale of five properties. Funds totaling $5.6 million and $7.6 million were invested in and released from, respectively, lender-held investment accounts.

Financing Activities

During the six months ended June 30, 2012, we paid distributions to shareholders of $46.0 million and paid distributions of $1.2 million to affiliates who hold noncontrolling interests in various entities with us. We also made scheduled mortgage principal payments of $10.3 million and borrowed and repaid $15.0 million against our line of credit. We received $5.7 million in connection with the issuance of shares of our common stock to employees pursuant to our share incentive and employee stock purchase plans. We recognized windfall tax benefits of $6.6 million in connection with certain employees exercising their stock options and the vesting of PSUs and RSUs during 2012, which reduced our tax liability due to taxing authorities.

Adjusted Cash Flow from Operating Activities (ACFO)

ACFO is a non-GAAP measure that we use to evaluate our business. For a definition of ACFO and reconciliation to cash flow from operating activities, see Supplemental Financial Measures below. Our ACFO for the six months ended June 30, 2012 and 2011 was $58.3 million and $55.9 million, respectively, primarily due to higher working capital balances.

W. P. Carey 6/30/2012 10-Q — 48

Summary of Financing

The table below summarizes our non-recourse and limited-recourse debt and credit facility (dollars in thousands):

	June 30, 2012	December 31, 2011
Balance
Fixed rate	$254,687	$258,886
Variable rate (a)	325,005	330,483

Total	$579,692	$589,369

Percent of total debt
Fixed rate	44%	44%
Variable rate (a)	56%	56%

	100%	100%

Weighted-average interest rate at end of period
Fixed rate	5.5%	5.6%
Variable rate (a) (b)	3.2%	4.6%

(a)	Variable-rate debt at June 30, 2012 included (i) $233.2 million outstanding under our line of credit, (ii) $46.4 million that has been effectively converted to fixed rates through interest rate swap derivative instruments and (iii) $42.2 million in mortgage loan obligations that bore interest at fixed rates but have interest rate reset features that may change the interest rates to then-prevailing market fixed rates (subject to specified caps) at certain points during their term.
(b)	The decrease was primarily due to a lower interest rate on our line of credit, which was 2.0% at June 30, 2012, compared to a rate of 4.0% at December 31, 2011.

Cash Resources

At June 30, 2012, our cash resources consisted of the following:

•

Cash and cash equivalents totaling $39.8 million. Of this amount, $4.6 million, at then-current exchange rates, was held by foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts;

•

A line of credit with unused capacity of $194.9 million, excluding amounts reserved for outstanding letters of credit. Our lender has issued letters of credit totaling $6.8 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under the facility; and

•

We also had unleveraged properties that had an aggregate carrying value of $193.0 million at June 30, 2012, although there can be no assurance that we would be able to obtain financing for these properties.

Our cash resources can be used for working capital needs and other commitments and may be used for future investments. We continue to evaluate fixed-rate financing options, such as obtaining non-recourse financing on our unleveraged properties. Any financing obtained may be used for working capital objectives and/or may be used to pay down existing debt balances.

Line of Credit

Our credit facility is more fully described in Note 9. A summary of our line of credit is provided below (in thousands):

	June 30, 2012		December 31, 2011
	Outstanding Balance	Maximum Available	Outstanding Balance	Maximum Available
Unsecured line of credit	$233,160	$450,000	$233,160	$450,000

W. P. Carey 6/30/2012 10-Q — 49

Cash Requirements

During the next 12 months, we expect that cash payments will include paying distributions to our shareholders and to our affiliates who hold noncontrolling interests in entities we control and making scheduled mortgage loan principal payments, including mortgage balloon payments totaling $27.0 million, as well as other normal recurring operating expenses. In addition, as described in Note 3, the estimated total Proposed Merger consideration includes cash of approximately $151.5 million. We have obtained a commitment for a $175.0 million term loan as part of our credit facility to pay for the cash portion of the consideration in the Proposed Merger.

We expect to fund future investments, any capital expenditures on existing properties and scheduled debt maturities on non-recourse mortgage loans through cash generated from operations, the use of our cash reserves or unused amounts on our line of credit and equity or debt offerings.

On July 23, 2012, we entered into certain agreements with the Estate Shareholders, as described in Significant Developments above, including the Share Purchase Agreement, pursuant to which we agreed to purchase up to an aggregate amount of $85.0 million of Listed shares (and following the consummation of the Proposed Merger, shares of W. P. Carey Inc. common stock) beneficially owned by the Estate Shareholders. On July 27, 2012, we received a notice from the Estate Shareholders indicating their intention to fully exercise the First Sale Option, and as a result, on August 2, 2012 we repurchased 561,418 Listed shares from the Estate Shareholders pursuant to the First Sale Option for $25.0 million. We used our existing line of credit to finance the exercise of the First Sale Option. We currently intend to draw on our existing unsecured line of credit or the new $175.0 million term loan (Note 9) in order to finance the remaining Sale Options if and when the Estate Shareholders decide to exercise them.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at June 30, 2012 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse and limited-recourse debt — Principal (a)	$347,484	$35,868	$22,185	$104,349	$185,082
Line of credit — Principal (b)	233,160	-	233,160	-	-
Interest on borrowings (c)	121,922	23,354	42,065	27,193	29,310
Operating and other lease commitments (d)	8,876	951	1,851	1,310	4,764
Property improvement commitments	875	875	-	-	-

	$712,317	$61,048	$299,261	$132,852	$219,156

(a)	Excludes $1.0 million of purchase accounting adjustments required in connection with the CPA®:14/16 Merger, which are included in Non-recourse and limited-recourse debt at June 30, 2012.
(b)	Our $450.0 million line of credit is scheduled to mature in December 2014, unless extended pursuant to its terms.
(c)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at June 30, 2012.
(d)	Operating and other lease commitments consist primarily of the future minimum rents payable on the lease for our principal offices. We are reimbursed by affiliates for their share of the future minimum rents under an office cost-sharing agreement. These amounts are allocated among the entities based on gross revenues and are adjusted quarterly.

Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at June 30, 2012, which consisted primarily of the Euro. At June 30, 2012, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

W. P. Carey 6/30/2012 10-Q — 50

Equity Method Investments

We have investments in unconsolidated investments that own single-tenant properties net leased to corporations. Generally, the underlying investments are jointly-owned with our affiliates. Summarized financial information for these investments and our ownership interest in the investments at June 30, 2012 is presented below. Summarized financial information provided represents the total amounts attributable to the investments and does not represent our proportionate share (dollars in thousands):

Lessee	Ownership Interest at June 30, 2012	Total Assets	Total Third- Party Debt	Maturity Date
U. S. Airways Group, Inc.	75%	$28,765	$17,534	4/2014
The New York Times Company	18%	247,577	120,952	9/2014
Carrefour France, SAS (a)	46%	128,583	90,329	12/2014
Consolidated Systems, Inc.	60%	16,475	11,096	11/2016
Symphony IRI Group, Inc.	33%	22,219	14,651	2/2021
Hologic, Inc.	36%	25,557	13,003	5/2023
Schuler A.G. (a)	33%	64,159	-	N/A
Childtime Childcare, Inc.	34%	8,708	-	N/A

		$542,043	$267,565

(a)	Dollar amounts shown are based on the exchange rate of the Euro at June 30, 2012.

Subsequent Events

For a description of various agreements that we recently entered into, see Notes 3 and 16.

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

W. P. Carey 6/30/2012 10-Q — 51

FFO and AFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Investment Management
Net Income from investment management attributable to W. P. Carey members	$2,153	$28,601	$4,513	$39,963

FFO - as defined by NAREIT (a)	2,153	28,601	4,513	39,963

Adjustments:
Amortization and other non-cash charges	(3,944)	17,583	3,617	25,056
Realized gains on foreign currency, derivatives and other	(23)	-	(23)	-
Amortization of deferred financing costs	286	-	570	-
Merger expenses	1,257	-	2,094	-

Total adjustments	(2,424)	17,583	6,258	25,056

AFFO - Investment Management	$(271)	$46,184	$10,771	$65,019

Real Estate Ownership
Net Income from real estate ownership attributable to W. P. Carey members	$29,624	$52,842	$39,554	$64,823
Adjustments:
Depreciation and amortization of real property	5,673	6,240	11,820	10,715
Impairment charges (a)	1,003	41	6,728	41
(Gain) loss on sale of real estate, net	(1,686)	121	(1,505)	(660)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	730	1,328	1,628	2,876
Impairment charges (a)	-	-	-	1,090
(Gain) loss on sale of real estate, net	(15,557)	34	(15,415)	34
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(434)	(123)	(868)	(319)

Total adjustments	(10,271)	7,641	2,388	13,777

FFO - as defined by NAREIT (a)	19,353	60,483	41,942	78,600

Adjustments:
Gain on change in control of interests	-	(27,859)	-	(27,859)
Other depreciation, amortization and non-cash charges	(88)	(2,167)	(757)	(2,802)
Realized losses on foreign currency, derivatives and other	542	-	542	-
Amortization of deferred financing costs	402	-	866	-
Straight-line and other rent adjustments	(883)	(1,020)	(1,998)	(1,437)
Above-market rent intangible lease amortization, net	111	-	111	-
Merger expenses	1,359	-	2,625	-
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at AFFO:
Straight-line and other rent adjustments	(363)	(142)	(776)	(764)
Below-market rent intangible lease amortization, net	(3)	-	(3)	-
AFFO adjustments to equity earnings from equity investments	7,687	(2,508)	14,613	1,270
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	(25)	73	(44)	159

Total adjustments	8,739	(33,623)	15,179	(31,433)

AFFO - Real Estate Ownership	$28,092	$26,860	$57,121	$47,167

Total Company
FFO - as defined by NAREIT	$21,506	$89,084	$46,455	$118,563

AFFO	$27,821	$73,044	$67,892	$112,186

(a)	The SEC Staff has recently advised that they take no position on the inclusion or exclusion of impairment write-downs in arriving at FFO. Since 2003, NAREIT has taken the position that the exclusion of impairment charges is consistent with its definition of FFO. Accordingly, we have revised our computation of FFO to exclude impairment charges, if any, in arriving at FFO for all periods presented.

W. P. Carey 6/30/2012 10-Q — 52

Adjusted Cash Flow from Operating Activities (ACFO)

ACFO refers to our cash flow from operating activities (as computed in accordance with GAAP) adjusted, where applicable, primarily to: add cash distributions of property-level operating cash flows that we receive from our investments in unconsolidated jointly-owned real estate investments in excess of our equity income; subtract cash distributions of property-level operating cash flows that we make to our noncontrolling partners in jointly-owned real estate investments that we consolidate net of such partners’ contributions to our share of property-level operating cash flows; and eliminate changes in working capital. We hold a number of interests in jointly-owned real estate investments, and we believe that adjusting our GAAP cash flow provided by operating activities to reflect these actual cash receipts and cash payments that are attributable to the property-level operating cash flows of the underlying jointly-owned investments, as well as eliminating the effect of timing differences between the payment of certain liabilities and the receipt of certain receivables in a period other than that in which the item is recognized, may give investors additional information about our actual cash flow that is not incorporated in cash flow from operating activities as defined by GAAP. The jointly-owned investments are property-owning entities and their activities are generally limited to receiving rental income, financing the property and ultimately disposing of the property. Distributions and contributions related to these activities are based on the ownership percentages of the partners in each investment. In accordance with each jointly-owned investment’s operating agreement, the jointly-owned investment partners generally participate in the investment’s operating cash flow, debt financing and proceeds from property distributions. Distributions of cash to the jointly-owned investment partners are typically made on a monthly basis.

We believe that ACFO is a useful supplemental measure for assessing the cash flow generated from our core operations as it gives investors important information about our liquidity that is not provided within cash flow from operating activities as defined by GAAP, and we use this measure when evaluating distributions to shareholders.

The following summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2012	2011
Cash flow provided by operating activities	$11,805	$48,594

Cash flow provided by (used in) investing activities	$41,380	$(127,811)

Cash flow (used in) provided by financing activities	$(42,534)	$40,296

W. P. Carey 6/30/2012 10-Q — 53

ACFO was as follows (in thousands):

	Six Months Ended June 30,
	2012	2011
Cash flow provided by operating activities	$11,805	$48,594
Adjustments related to equity method investments:
Add: Distributions received from equity investments in real estate in excess of equity income	15,909	11,891
Less: Distributions received from equity investments in real estate in excess of equity income — attributable to financing activities	-	(2,115)

Distributions received from equity investments in real estate in excess of equity income — attributable to operating activities (a)	15,909	9,776

Adjustments related to noncontrolling interests:
Less: Distributions (paid to) net of contributions received from noncontrolling interests	315	(1,363)
Add: Distributions paid to (received from) noncontrolling interests, net not attributable to operating activities	-	1,300

Distributions received from (paid to) noncontrolling interests, attributable to operating activities (b)	315	(63)

Adjustments related to changes in working capital: (c)
Net changes in other assets and liabilities	20,142	11,543
Net prepayment of income taxes at end of period	10,152	9,500

	30,294	21,043

CPA®:14/16 Merger — revenue, net of taxes on special distribution (d)	-	(23,434)

ACFO (inclusive of merger costs totaling $4.7 million in 2012) (e)	$58,323	$55,916

Distributions declared	$46,659	$42,561

(a)	Cash flow provided by operating activities on a GAAP basis does not include distributions that we receive from equity investments in excess of our equity income. All such excess distributions, including our share of distributions of property-level cash flows in excess of operating income, are reported as cash flows provided by investing activities in our statement of cash flows. In calculating ACFO, we make an adjustment to our reported cash flow provided by operating activities to add such distributions to the extent they relate to our pro rata share of property-level operating income, after deducting any portion of such distributions attributable to the financing or investment activities of the underlying jointly-owned investment.
(b)	Cash flow provided by operating activities on a GAAP basis does not include contributions that we receive from noncontrolling interests and distributions that we pay to noncontrolling interests in our consolidated jointly-owned investments. All such contributions and distributions, including contributions to and distributions of property-level operating cash flows, are reported as cash flows used in or provided by financing activities in our statement of cash flows. In calculating ACFO, we make adjustments to our reported cash flow provided by operating activities to add contributions received from noncontrolling interests and subtract distributions paid to noncontrolling interests to the extent these contributions or distributions relate to operating activities of the underlying property jointly-owned investments.
(c)	Cash flow provided by operating activities on a GAAP basis includes adjustments to reflect the impact of the “net changes in other operating assets and liabilities” as well as the change in income taxes, net. We make adjustments to cash flow provided by operating activities to incorporate changes between reporting periods in other assets and liabilities, including accrued and prepaid income taxes, as we believe that these adjustments better reflect cash generated from core operations.
(d)

Amount represents subordinated disposition revenue of $21.3 million earned in connection with the CPA®:14/16 Merger, and taxes of $2.2 million on a special distribution made in connection with the CPA®:14/16 Merger. We make an adjustment to deduct this revenue because it is generally earned in connection with one-time liquidity events as opposed to cash flow generated from our core operations.

(e)	ACFO for the six months ended June 30, 2012 included a reduction of $4.7 million as a result of charges incurred in connection with the Proposed Merger. Management does not consider these costs to be an ongoing cash outflow when evaluating cash flow generated from our core operations using this supplemental financial measure.

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

W. P. Carey 6/30/2012 10-Q — 54

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks to which we are exposed are interest rate risk and foreign currency exchange risk. We are also exposed to further market risk as a result of concentrations in certain tenant industries and/or geographic regions. Adverse market factors can affect the ability of tenants in a particular industry/region to meet their respective lease obligations. In order to manage this risk, we view our collective tenant roster as a portfolio, and in our investment decisions we attempt to diversify our portfolio so that we are not overexposed to a particular industry or geographic region.

Generally, we do not use derivative instruments to manage foreign currency exchange rate exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes. However, from time to time, we may enter into foreign currency forward contracts to hedge our foreign currency cash flow exposures.

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable-rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At June 30, 2012, we estimate that the net fair value of our interest rate swaps, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $5.0 million.

At June 30, 2012, a significant portion (approximately 59%) of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The estimated fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed-rate debt at June 30, 2012 ranged from 3.1% to 7.8%. The annual interest rates on our variable-rate debt at June 30, 2012 ranged from 2.0% to 7.3%. Our debt obligations are more fully described under Financial Condition in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at June 30, 2012 (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total	Fair value
Fixed-rate debt	$30,480	$7,005	$7,056	$43,028	$55,969	$112,101	$255,639	$262,029
Variable-rate debt	$906	$1,869	$235,125	$6,030	$1,992	$79,083	$325,005	$328,514

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or caps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at June 30, 2012 by an aggregate increase of $13.6

W. P. Carey 6/30/2012 10-Q — 55

million or an aggregate decrease of $12.9 million, respectively. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed-rates at June 30, 2012 would increase or decrease by $2.4 million for each respective 1% change in annual interest rates. As more fully described under Financial Condition — Summary of Financing in Item 2 above, a portion of the debt classified as variable-rate debt in the tables above bore interest at fixed rates at June 30, 2012 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. Such debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own investments in the European Union and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the Euro, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. For the six months ended June 30, 2012, we recognized net realized and unrealized foreign currency transaction losses of $0.6 million and less than $0.1 million, respectively. These losses are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the Euro on accrued interest receivable on notes receivable from consolidated subsidiaries.

We enter into foreign currency forward contracts to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. The net estimated fair value of our foreign currency forward contracts, which are included in Other assets, net in the consolidated financial statements, was $0.1 million at June 30, 2012. We obtain non-recourse mortgage financing in the local currency in order to mitigate our exposure to changes in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2012, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2012 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

W. P. Carey 6/30/2012 10-Q — 56

Item 6. Exhibits

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
10.1	Voting Agreement dated as of July 23, 2012, by and among W. P. Carey & Co. LLC, W. P. Carey, Inc., the Estate of William Polk Carey and W. P. Carey & Co., Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 24, 2012)

10.2	Share Purchase Agreement dated as of July 23, 2012, by and among W. P. Carey & Co. LLC, W. P. Carey, Inc., the Estate of William Polk Carey and W. P. Carey & Co., Inc. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed July 24, 2012)

10.3	Registration Rights Agreement dated as of July 23, 2012, by and among W. P. Carey & Co. LLC, W. P. Carey, Inc., the Estate of William Polk Carey and W. P. Carey & Co., Inc. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed July 24, 2012)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from W. P. Carey & Co. LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2012, and 2011, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012, and 2011, and (v) Notes to Consolidated Financial Statements.*

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

W. P. Carey 6/30/2012 10-Q — 57

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. P. Carey & Co. LLC

Date: August 7, 2012	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2012	By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey 6/30/2012 10-Q — 58

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
10.1	Voting Agreement dated as of July 23, 2012, by and among W. P. Carey & Co. LLC, W. P. Carey, Inc., the Estate of William Polk Carey and W. P. Carey & Co., Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 24, 2012)

10.2	Share Purchase Agreement dated as of July 23, 2012, by and among W. P. Carey & Co. LLC, W. P. Carey, Inc., the Estate of William Polk Carey and W. P. Carey & Co., Inc. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed July 24, 2012)

10.3	Registration Rights Agreement dated as of July 23, 2012, by and among W. P. Carey & Co. LLC, W. P. Carey, Inc., the Estate of William Polk Carey and W. P. Carey & Co., Inc. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed July 24, 2012)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from W. P. Carey & Co. LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2012, and 2011, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012, and 2011, and (v) Notes to Consolidated Financial Statements.*

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

W. P. Carey 6/30/2012 10-Q — 59