Form 10-Q
period 2012-09-30
W. P. Carey Inc.
filed 2012-11-08
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-13779

W. P. CAREY INC.

(Exact name of registrant as specified in its charter)

Maryland	45-4549771
(State of incorporation)	(I.R.S. Employer Identification No.)

50 Rockefeller Plaza
New York, New York	10020
(Address of principal executive office)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Registrant has 68,873,002 shares of common stock, $0.001 par value, outstanding at November 2, 2012.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed by our predecessor, W. P. Carey & Co. LLC, with the SEC on February 29, 2012 (the “2011 Annual Report”) and Exhibits 99.1 (Item 1A. Risk Factors) and 99.7 (Risk Factors Related to the REIT Conversion and Merger) to our Current Report on Form 8-K filed with the SEC on October 19, 2012. We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2011 Annual Report. There has been no significant change in our critical accounting estimates.

W. P. Carey Inc. 9/30/2012 10-Q — 1

PART I

Item 1. Financial Statements

W. P. CAREY INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)

	September 30, 2012	December 31, 2011
Assets
Investments in real estate:
Real estate, at cost (inclusive of amounts attributable to consolidated variable interest entities (“VIEs”) of $48,893 and $41,032, respectively)	$2,360,786	$646,482
Operating real estate, at cost (inclusive of amounts attributable to consolidated VIEs of $0 and $26,318, respectively)	110,109	109,875
Accumulated depreciation (inclusive of amounts attributable to consolidated VIEs of $14,415 and $22,350, respectively)	(126,166)	(135,175)
Net investments in properties	2,344,729	621,182
Net investments in direct financing leases	373,544	58,000
Equity investments in real estate and the REITs	575,189	538,749
Net investments in real estate	3,293,462	1,217,931
Cash and cash equivalents (inclusive of amounts attributable to consolidated VIEs of $241 and $230, respectively)	236,744	29,297
Due from affiliates	29,557	38,369
Goodwill	338,558	63,607
Intangible assets, net (inclusive of amounts attributable to consolidated VIEs of $565 and $0, respectively)	753,668	62,350
Other assets, net (inclusive of amounts attributable to consolidated VIEs of $2,568 and $2,773, respectively)	130,506	51,069
Total assets	$4,782,495	$1,462,623

Liabilities and Equity
Liabilities:
Non-recourse and limited-recourse debt (inclusive of amounts attributable to consolidated VIEs of $18,175 and $14,261, respectively)	$1,717,720	$356,209
Senior credit facility	418,160	233,160
Accounts payable, accrued expenses and other liabilities (inclusive of amounts attributable to consolidated VIEs of $1,998 and $1,651, respectively)	275,714	82,055
Income taxes, net	26,296	44,783
Distributions payable	44,301	22,314
Total liabilities	2,482,191	738,521
Redeemable noncontrolling interest	6,623	7,700
Redeemable securities - related party (Note 4)	60,000	—
Commitments and contingencies (Note 12)
Equity:
W. P. Carey stockholders’ equity:
Listed shares of W. P. Carey & Co. LLC, no par value, 100,000,000 shares authorized; 0 and 39,729,018 shares issued and outstanding, respectively	—	—
Common stock of W. P. Carey Inc., $0.001 par value, 450,000,000 shares authorized; 68,566,888 and 0 shares issued and outstanding, respectively	68	—
Preferred stock of W. P. Carey Inc., $0.001 par value, 50,000,000 shares authorized; None issued	—	—
Additional paid-in-capital	2,129,217	779,071
Distributions in excess of accumulated earnings	(141,573)	(95,046)
Deferred compensation obligation	8,379	7,063
Accumulated other comprehensive loss	(9,265)	(8,507)
Less, treasury stock at cost, 561,418 and 0 shares, respectively	(25,000)	—
Total W. P. Carey stockholders’ equity	1,961,826	682,581
Noncontrolling interests	271,855	33,821
Total equity	2,233,681	716,402
Total liabilities and equity	$4,782,495	$1,462,623

See Notes to Consolidated Financial Statements.

W. P. Carey Inc. 9/30/2012 10-Q — 2

W. P. CAREY INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Asset management revenue	$15,850	$14,840	$47,088	$51,279
Structuring revenue	8,316	21,221	19,576	42,901
Incentive, termination and subordinated disposition revenue	—	—	—	52,515
Wholesaling revenue	4,012	2,586	11,878	8,788
Reimbursed costs from affiliates	19,879	14,707	59,100	49,485
Lease revenues	16,714	17,001	51,265	46,682
Other real estate income	6,265	6,303	19,089	17,212
	71,036	76,658	207,996	268,862
Operating Expenses
General and administrative	(54,826)	(25,187)	(108,317)	(71,095)
Reimbursable costs	(19,879)	(14,707)	(59,100)	(49,485)
Depreciation and amortization	(6,571)	(6,323)	(19,928)	(16,552)
Property expenses	(2,426)	(3,231)	(7,863)	(8,547)
Other real estate expenses	(2,600)	(2,725)	(7,530)	(8,224)
Impairment charges	(5,535)	—	(5,535)	—
	(91,837)	(52,173)	(208,273)	(153,903)
Other Income and Expenses
Other interest income	252	323	910	1,558
Income from equity investments in real estate and the REITs	10,477	16,068	52,808	37,356
Gain on change in control of interests	20,794	—	20,794	27,859
Other income and (expenses)	502	(294)	2,026	4,945
Interest expense	(7,868)	(5,989)	(22,459)	(15,660)
	24,157	10,108	54,079	56,058
Income from continuing operations before income taxes	3,356	34,593	53,802	171,017
Provision for income taxes	(379)	(5,929)	(192)	(38,526)
Income from continuing operations	2,977	28,664	53,610	132,491
Discontinued Operations
(Loss) income from operations of discontinued properties	(342)	916	(870)	1,146
(Loss) gain on sale of real estate	(409)	612	(888)	1,272
Impairment charges	—	(4,934)	(6,727)	(4,975)
Loss from discontinued operations, net of tax	(751)	(3,406)	(8,485)	(2,557)
Net Income	2,226	25,258	45,125	129,934
Add: Net loss attributable to noncontrolling interests	325	581	1,383	1,295
Less: Net loss (income) attributable to redeemable noncontrolling interest	37	(637)	146	(1,241)
Net Income Attributable to W. P. Carey Common Stockholders	$2,588	$25,202	$46,654	$129,988

Basic Earnings Per Share
Income from continuing operations attributable to W. P. Carey common stockholders	$0.08	$0.70	$1.35	$3.28
Loss from discontinued operations attributable to W. P. Carey common stockholders	(0.02)	(0.08)	(0.21)	(0.06)
Net income attributable to W. P. Carey common stockholders	$0.06	$0.62	$1.14	$3.22

Diluted Earnings Per Share
Income from continuing operations attributable to W. P. Carey common stockholders	$0.08	$0.70	$1.33	$3.25
Loss from discontinued operations attributable to W. P. Carey common stockholders	(0.02)	(0.08)	(0.21)	(0.06)
Net income attributable to W. P. Carey common stockholders	$0.06	$0.62	$1.12	$3.19

Weighted Average Shares Outstanding
Basic	40,366,298	39,861,064	40,398,433	39,794,506
Diluted	41,127,404	40,404,520	41,029,578	40,424,316

Amounts Attributable to W. P. Carey Common Stockholders
Income from continuing operations, net of tax	$3,339	$28,608	$55,139	$132,545
Loss from discontinued operations, net of tax	(751)	(3,406)	(8,485)	(2,557)
Net income	$2,588	$25,202	$46,654	$129,988

Distributions Declared Per Common Share	$0.650	$0.560	$1.782	$1.622

See Notes to Consolidated Financial Statements.

W. P. Carey Inc. 9/30/2012 10-Q — 3

W. P. CAREY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income	$2,226	$25,258	$45,125	$129,934
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	2,164	(5,380)	(141)	2,291
Unrealized loss on derivative instruments	(92)	(3,032)	(673)	(3,271)
Change in unrealized depreciation on marketable securities	(2)	(5)	(7)	(8)
	2,070	(8,417)	(821)	(988)
Comprehensive Income	4,296	16,841	44,304	128,946

Amounts Attributable to Noncontrolling Interests
Net loss	325	581	1,383	1,295
Foreign currency translation adjustments	(230)	866	67	(187)
Comprehensive loss attributable to noncontrolling interests	95	1,447	1,450	1,108

Amounts Attributable to Redeemable Noncontrolling Interest
Net loss (income)	37	(637)	146	(1,241)
Foreign currency translation adjustments	(9)	8	(4)	(1)
Comprehensive loss (income) attributable to redeemable noncontrolling interest	28	(629)	142	(1,242)
Comprehensive Income Attributable to W. P. Carey Common Stockholders	$4,419	$17,659	$45,896	$128,812

See Notes to Consolidated Financial Statements.

W. P. Carey Inc. 9/30/2012 10-Q — 4

W. P. CAREY INC.

CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2012 and the Year Ended December 31, 2011

(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
						Distributions		Accumulated
	Common Stock				Additional	in Excess of	Deferred	Other		Total
	No Par Value		$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	Treasury	W. P. Carey	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Obligation	Loss	Stock	Stockholders	Interests	Total
Balance at January 1, 2011	39,454,847	$—	—	$—	$763,734	$(145,769)	$10,511	$(3,463)	$—	$625,013	$40,461	$665,474
Cash proceeds on issuance of shares, net	45,674	—	—	—	1,488	—	—	—	—	1,488	—	1,488
Grants issued in connection with services rendered	5,285	—	—	—	—	—	700	—	—	700	—	700
Shares issued under share incentive plans	576,148	—	—	—	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	—	—	—	3,223	3,223
Forfeitures of shares	(3,562)	—	—	—	(274)	—	—	—	—	(274)	—	(274)
Distributions declared ($2.19 per share)	—	—	—	—	—	(88,356)	301	—	—	(88,055)	—	(88,055)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(6,000)	(6,000)
Windfall tax benefits - share incentive plans	—	—	—	—	2,569	—	—	—	—	2,569	—	2,569
Stock-based compensation expense	—	—	—	—	21,739	—	(4,449)	—	—	17,290	—	17,290
Repurchase and retirement of shares	(349,374)	—	—	—	(4,761)	—	—	—	—	(4,761)	—	(4,761)
Redemption value adjustment	—	—	—	—	455	—	—	—	—	455	—	455
Purchase of noncontrolling interest	—	—	—	—	(5,879)	—	—	—	—	(5,879)	(1,612)	(7,491)
Net income	—	—	—	—	—	139,079	—	—	—	139,079	(1,864)	137,215
Change in other comprehensive loss	—	—	—	—	—	—	—	(5,044)	—	(5,044)	(387)	(5,431)
Balance at December 31, 2011	39,729,018	—	—	—	779,071	(95,046)	7,063	(8,507)	—	682,581	33,821	716,402
Cash proceeds on issuance of shares, net	30,993	—	—	—	5,964	—	—	—	—	5,964	—	5,964
Grants issued in connection with services rendered	427,425	—	—	—	—	—	991	—	—	991	—	991
Shares issued under share incentive plans	238,728	—	—	—	1,690	—	—	—	—	1,690	—	1,690
Contributions	—	—	—	—	—	—	—	—	—	—	2,322	2,322
Forfeitures of shares	(29,919)	—	—	—	—	—	—	—	—	—	—	—
Windfall tax benefits - share incentive plans	—	—	—	—	8,865	—	—	—	—	8,865	—	8,865
Stock-based compensation expense	—	—	—	—	13,413	—	—	—	—	13,413	—	13,413
Redemption value adjustment	—	—	—	—	(79)	—	—	—	—	(79)	—	(79)
Reclassification of Estate Shareholders shares	—	—	—	—	(60,000)	—	—	—	—	(60,000)	—	(60,000)
Purchase of noncontrolling interests in connection with the Merger	—	—	—	—	—	—	—	—	—	—	238,038	238,038
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(862)	(862)
Distributions declared ($1.78 per share)	—	—	—	—	—	(93,181)	325	—	—	(92,856)	—	(92,856)
Purchase of treasury stock from related party (Note 4)	—	—	(561,418)	—	—	—	—	—	(25,000)	(25,000)	—	(25,000)
Exchange of shares of W. P. Carey & Co. LLC for shares of W. P. Carey Inc. in connection with the Merger	(40,396,245)	—	40,396,245	40	(40)	—	—	—	—	—	—	—
Shares issued to stockholders of CPA®:15 in connection with the Merger	—	—	28,170,643	28	1,380,333	—	—	—	—	1,380,361	—	1,380,361
Net income	—	—	—	—	—	46,654	—	—	—	46,654	(1,383)	45,271
Change in other comprehensive loss	—	—	—	—	—	—	—	(758)	—	(758)	(81)	(839)
Balance at September 30, 2012	—	$—	68,005,470	$68	$2,129,217	$(141,573)	$8,379	$(9,265)	$(25,000)	$1,961,826	$271,855	$2,233,681

See Notes to Consolidated Financial Statements.

W. P. Carey Inc. 9/30/2012 10-Q — 5

W. P. CAREY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash Flows — Operating Activities
Net income	$45,125	$129,934
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	22,532	20,160
Income from equity investments in real estate and the REITs in excess of distributions received	(18,557)	(835)
Straight-line rent and financing lease adjustments	(2,229)	(2,039)
Amortization of deferred revenue	(7,077)	(3,932)
Gain on deconsolidation of a subsidiary	—	(1,008)
Gain on sale of real estate	(1,564)	(264)
Unrealized gain on foreign currency transactions and others	(17)	(79)
Realized loss (gain) on foreign currency transactions and others	594	(1,134)
Management and disposition income received in shares of affiliates	(21,272)	(62,493)
Gain on conversion of shares	(15)	(3,834)
Gain on change in control of interests	(20,794)	(27,859)
Impairment charges	12,262	4,975
Stock-based compensation expense	19,560	13,026
Deferred acquisition revenue received	17,017	18,128
Increase in structuring revenue receivable	(8,502)	(17,732)
(Decrease) increase in income taxes, net	(14,885)	5,907
Net changes in other operating assets and liabilities	9,561	(8,269)
Net cash provided by operating activities	31,739	62,652

Cash Flows — Investing Activities
Cash paid to shareholders of CPA®:15 in connection with the Merger	(152,356)	—
Cash acquired in connection with the Merger	178,945	—
Distributions received from equity investments in real estate and the REITs in excess of equity income	27,241	13,870
Capital contributions to equity investments	(377)	(2,297)
Purchase of interests in CPA®:16 — Global	—	(121,315)
Purchases of real estate and equity investments in real estate	(2,679)	(24,323)
VAT refunded in connection with acquisitions of real estate	—	5,035
Capital expenditures	(2,930)	(6,731)
Cash acquired on acquisition of subsidiaries	—	57
Proceeds from sale of real estate	32,586	10,998
Proceeds from sale of securities	314	777
Funding of short-term loans to affiliates	—	(96,000)
Proceeds from repayment of short-term loans to affiliates	—	95,000
Funds placed in escrow	(11,716)	(5,282)
Funds released from escrow	13,540	2,326
Net cash provided by (used in) investing activities	82,568	(127,885)

Cash Flows — Financing Activities
Distributions paid	(69,180)	(63,060)
Contributions from noncontrolling interests	2,319	2,341
Distributions paid to noncontrolling interests	(1,866)	(5,310)
Purchase of noncontrolling interest	—	(7,502)
Purchase of treasury stock from related party (Note 4)	(25,000)	—
Scheduled payments of mortgage principal	(12,455)	(22,893)
Proceeds from mortgage financing	1,250	20,848
Proceeds from senior credit facility	215,000	251,410
Repayments of senior credit facility	(30,000)	(140,000)
Payment of financing costs	(1,687)	(1,562)
Proceeds from issuance of shares	5,964	1,034
Windfall tax benefit associated with stock-based compensation awards	8,865	2,051
Net cash provided by financing activities	93,210	37,357

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(70)	278
Net increase (decrease) in cash and cash equivalents	207,447	(27,598)
Cash and cash equivalents, beginning of period	29,297	64,693
Cash and cash equivalents, end of period	$236,744	$37,095

(Continued)

W. P. Carey Inc. 9/30/2012 10-Q — 6

W. P. CAREY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Continued)

Supplemental noncash investing and financing activities:

In July 2012, we entered into a share purchase agreement (Note 4) to repurchase up to an aggregate amount of $85.0 million of our common stock. Upon the execution of the agreement, we reclassified $85.0 million from Additional paid-in capital to Redeemable securities.

On September 28, 2012, we merged with Corporate Property Associates 15 Incorporated (“CPA®:15”) through a series of transactions (the “Merger”). In the Merger, CPA®:15 stockholders received $1.25 in cash and 0.2326 shares of our common stock for each share of CPA®:15 common stock held at the completion of the Merger (Note 3). The purchase price was allocated to the assets acquired and liabilities assumed, based upon their preliminary fair values. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in the acquisition based on the current best estimate of management (in thousands).

Assets acquired at fair value
Investments in real estate	$1,758,372
Net investment in direct financing leases	315,789
Equity investments in real estate	164,886
Intangible assets	694,411
Other assets	83,838
Liabilities assumed at fair value
Non-recourse debt	(1,350,755)
Accounts payable, accrued expenses and other liabilities	(187,712)
Amounts attributable to noncontrolling interests	(238,038)
Net assets acquired excluding cash	1,240,791
Fair value of common shares issued	(1,380,362)
Cash consideration	(152,356)
Fair value of W. P. Carey & Co. LLC equity interest in CPA®:15 prior to the Merger	(107,147)
Fair value of W. P. Carey & Co. LLC equity interest in jointly-owned investments with CPA®:15 prior to the Merger	(54,822)
Goodwill	274,951
Cash acquired on acquisition of subsidiaries, net	$(178,945)

In September 2011, we deconsolidated a wholly-owned subsidiary because we no longer had control over the activities that most significantly impact its economic performance following possession of the subsidiary’s property by a receiver (Note 17). The following table presents the assets and liabilities of the subsidiary on the date of deconsolidation (in thousands):

Assets
Net investments in properties	$5,340
Intangible assets and goodwill, net	(15)
Total	$5,325

Liabilities
Non-recourse debt	$(6,311)
Accounts payable, accrued expenses and other liabilities	(22)
Total	$(6,333)

On May 2, 2011, in connection with entering into an amended and restated advisory agreement with Corporate Property Associates 16 — Global Incorporated (“CPA®:16 — Global”), we received a special membership interest in CPA®:16 — Global’s operating partnership and recorded as consideration a $28.3 million adjustment to Equity investments in real estate and the REITs to reflect the fair value of our special interest in that operating partnership (Note 4).

Also on May 2, 2011, we exchanged 11,113,050 shares of Corporate Property Associates 14 Incorporated (“CPA®:14”) for 13,260,091 shares of CPA®:16 — Global, resulting in a gain of approximately $2.8 million. Additionally, we recognized a gain of $1.0

W. P. Carey Inc. 9/30/2012 10-Q — 7

million on the conversion of our termination revenue to shares of CPA®:14 as a result of the fair value of the shares received exceeding the termination revenue (Note 4).

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

See Notes to Consolidated Financial Statements.

W. P. Carey Inc. 9/30/2012 10-Q — 8

W. P. CAREY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business and Organization

At September 30, 2012, W. P. Carey Inc. (“W. P. Carey” and, together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) is a real estate investment trust that provides long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and manages a global investment portfolio. We invest primarily in commercial properties domestically and internationally. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net leased basis, which requires each tenant to pay substantially all of the costs associated with operating and maintaining the property. Through our taxable real estate investment trust subsidiaries (“TRSs”), we also earn revenue as the advisor to publicly-owned, non-listed real estate investment trusts, which are sponsored by us under the Corporate Property Associates brand name (the “CPA® REITs”) and invest in similar properties. At September 30, 2012, we were the advisor to the following CPA® REITs: CPA®:16 — Global and Corporate Property Associates 17 — Global Incorporated (“CPA®:17 — Global”), and we were the advisor to CPA®:15 until its merger with and into us on September 28, 2012 (Note 3). We are also the advisor to Carey Watermark Investors Incorporated (“CWI” and, together with the CPA® REITs, the “REITs”), which acquires interests in lodging and lodging-related properties. At September 30, 2012, we owned and/or managed more than 995 properties domestically and internationally. Our owned portfolio was comprised of our full or partial ownership interest in 430 properties, substantially all of which were net leased to 133 tenants, and totaled approximately 39.1 million square feet (on a pro rata basis) with an occupancy rate of approximately 98.4%. In addition, through our consolidated subsidiaries, Carey Storage Management LLC (“Carey Storage”) and Livho, Inc. (“Livho”), we had interests in 21 self-storage properties and a hotel property, respectively, for an aggregate of approximately 0.8 million square feet (on a pro rata basis) at September 30, 2012.

We were formed as a corporation under the laws of Maryland on February 15, 2012. On February 17, 2012, W. P. Carey & Co. LLC (our “predecessor”), announced its intention to reorganize to qualify as a real estate investment trust for federal income tax purposes (the “REIT Reorganization”). On September 13, 2012, W. P. Carey & Co. LLC’s shareholders approved the REIT Reorganization. In connection with the Merger, W. P. Carey & Co. LLC completed an internal reorganization whereby W. P. Carey & Co. LLC and its subsidiaries merged with and into W. P. Carey Inc. with W. P. Carey Inc. as the surviving corporation, succeeding to and continuing to operate the existing business of W. P. Carey & Co. LLC. Upon consummation of the REIT Reorganization, the 40,396,245 outstanding shares of W. P. Carey & Co. LLC, no par value per share, were converted into the right to receive an equal number of shares of W. P. Carey Inc. common stock, par value $0.001 per share, which are subject to certain share ownership and transfer restrictions designed to protect our ability to qualify as a real estate investment trust. A total of 40,396,245 shares of our common stock were issued to the shareholders of W. P. Carey & Co. LLC in exchange for an aggregate of 40,396,245 shares they owned on the date of closing. Immediately after the REIT Reorganization, the shares of W. P. Carey & Co. LLC were delisted from the New York Stock Exchange (“NYSE”) and the shares were canceled, and our common stock became listed on the NYSE under the same symbol, “WPC”.

The REIT Reorganization was accounted for as a transaction between entities under common control.  Accordingly, the assets and liabilities of our predecessor were recognized at their carrying amounts at the date of the REIT Reorganization. As such, in the consolidated financial statements, the historical results of our predecessor are included for the pre-REIT Reorganization period and the consolidated results that include the Merger with CPA®:15 are included subsequent to the effective date of the Merger (Note 3).

We have elected to be taxed as a real estate investment trust under Section 856 through 860 of the Internal Revenue Code effective February 15, 2012 for the year ending December 31, 2012 (Note 15). As a real estate investment trust, we are not generally subject to United States (“U.S.”) federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, as well as other factors. We now hold substantially all of our real estate assets attributable to our Real Estate Ownership segment, including the assets acquired from CPA®:15 in the Merger, under the new real estate investment trust structure, while the activities conducted by our Investment Management segment subsidiaries have been organized under TRSs.

Primary Business Segments

Investment Management — Through our TRSs, we structure and negotiate investments and debt placement transactions for the REITs, for which we earn structuring revenue, and manage their portfolios of real estate investments, for which we earn asset-based management and performance revenue. We earn asset-based management and performance revenue from the REITs based on the value of their real estate-related, self-storage-related and lodging-related assets under management. As funds available to the REITs are invested, the asset base from which we earn revenue increases. We may also earn incentive and disposition revenue and receive other compensation in connection with providing liquidity alternatives to the REITs’ stockholders.

W. P. Carey Inc. 9/30/2012 10-Q — 9

Notes to Consolidated Financial Statements

Real Estate Ownership — We own and invest in commercial properties in the U.S. and the European Union that are then leased to companies, primarily on a triple-net lease basis. We may also invest in other properties if opportunities arise. We own interests in the REITs and account for these interests under the equity method of accounting. In addition, we receive a percentage of distributions of Available Cash, as defined in the respective advisory agreements, from the operating partnerships of each of the REITs, and earn deferred revenue from our special member interest in CPA®:16 — Global’s operating partnership. Effective April 1, 2012, we include such distributions and deferred revenue in our Real Estate Ownership segment.

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

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2011, which are included in the 2011 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

Basis of Consolidation

The consolidated financial statements reflect all of our accounts, including those of our majority-owned and/or controlled subsidiaries. The portion of equity in a subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements include the historical results of our predecessor prior to the REIT Reorganization and the Merger.

One of our directors and officers was the sole shareholder of Livho, a subsidiary that operates a hotel investment (Note 4). We consolidated the accounts of Livho in our consolidated financial statements because it was a VIE and we were its primary beneficiary. In order to streamline Livho’s corporate structure, in August 2012, the director and officer transferred his ownership interest in Livho to one of our subsidiaries, Carey REIT II Inc, for no consideration. Immediately after the ownership transfer, Livho is no longer a VIE as we own 100% of the entity. We continue to consolidate the accounts of Livho.

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

Counterparty Credit Risk Portfolio Exception Election

Effective January 1, 2011, or the “effective date,” we have made an accounting policy election to use the exception in Accounting Standards Codification (“ASC”) 820-10-35-18D, the “portfolio exception,” with respect to measuring counterparty credit risk for derivative instruments, consistent with the guidance in 820-10-35-18G. We manage credit risk for our derivative positions on a

W. P. Carey Inc. 9/30/2012 10-Q — 10

Notes to Consolidated Financial Statements

counterparty-by-counterparty basis (that is, on the basis of its net portfolio exposure with each counterparty), consistent with our risk management strategy for such transactions. We manage credit risk by considering indicators of risk such as credit ratings, and by negotiating terms in our International Swaps and Derivatives Association, Inc. (“ISDA”) master netting arrangements with each individual counterparty. Credit risk plays a central role in the decision of which counterparties to consider for such relationships and when deciding with whom it will enter into derivative transactions. Since the effective date, we have monitored and measured credit risk and calculated credit valuation adjustments for our derivative transactions on the basis of its relationships at ISDA master netting arrangement level. We receive reports from an independent third-party valuation specialist on a quarterly basis providing the credit valuation adjustments at the counterparty portfolio level for purposes of reviewing and managing our credit risk exposures. Since the portfolio exception applies only to the fair value measurement and not to financial statement presentation, the portfolio-level adjustments are then allocated in a reasonable and consistent manner each period to the individual assets or liabilities that make up the group, in accordance with other applicable accounting guidance and our accounting policy elections. Derivative transactions are measured at fair value in the statement of financial position each reporting period. We note that key market participants take into account the existence of such arrangements that mitigate credit risk exposure in the event of default. As such, we elect to apply the portfolio exception in 820-10-35-18D with respect to measuring counterparty credit risk for all of our derivative transactions subject to master netting arrangements.

Future Accounting Requirements

The following Accounting Standards Update (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”) is applicable to us in future reports, as indicated:

ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment — In July 2012, the FASB issued an update to ASC 350, Intangibles — Goodwill and Other.  The objective of this ASU is to simplify how entities test indefinite-lived intangible assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments in the ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test described in topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance under topic 350 required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount. If the fair value of an intangible asset is less than its carrying amount, an entity should recognize an impairment loss in the amount of that excess. Under the amendments in this ASU, an entity is not required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment, results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. We do not expect the adoption to have a material impact on our financial position and results of operations.

Out-of-Period Adjustment

During the second quarter of 2012, we identified an error in the consolidated financial statements related to the misapplication of accounting guidance on the involuntary disposals of two parcels of land in the fourth quarter of 2010. We concluded that this adjustment, with a net impact on income from continuing operations and income attributable to W. P. Carey stockholders of $1.8 million on our statement of operations for the second quarter of 2012, was not material to our results for the prior year period or for the period of adjustment. Accordingly, this change was recorded in the consolidated financial statements in the second quarter of 2012 as an out-of-period adjustment as follows: a reduction to Accounts payable, accrued expenses and other liabilities of $2.1 million and a reduction to Net investments in properties of $0.3 million on the consolidated balance sheet; and an increase in Gain on sale of real estate of $2.0 million, an increase in Property expenses of $0.4 million, an increase in Other real estate income of $0.2 million and an increase in Other interest income of $0.1 million on the consolidated statement of operations.

Note 3. Merger with CPA®:15

Merger

On February 17, 2012, W. P. Carey & Co. LLC and CPA®:15 entered into a definitive agreement (the “Merger Agreement”) pursuant to which CPA®:15 would merge with and into W. P. Carey Inc. The Merger is part of a larger transformation that implements our overall business strategy of expanding real estate assets under ownership, substantially increases our scale and liquidity, and provides income contribution from owned properties while preserving our investment management business. On September 13, 2012, the shareholders of W. P. Carey & Co. LLC and the stockholders of CPA®:15 approved the Merger. On September 28, 2012 (the “acquisition date”), CPA®:15 merged with and into W. P. Carey Inc, with CPA®:15 surviving as an indirect, wholly-owned subsidiary

W. P. Carey Inc. 9/30/2012 10-Q — 11

Notes to Consolidated Financial Statements

of W. P. Carey Inc. In the Merger, CPA®:15’s stockholders received for each share of CPA®:15’s common stock owned 0.2326 shares of W. P. Carey Inc. common stock, which equated to $11.40 per share of CPA®:15 common stock based on the $49.00 per share closing price of W. P. Carey & Co. LLC’s shares on the NYSE on that date, and $1.25 in cash for total consideration of $12.65 per share of CPA®:15. We paid total merger consideration of $1.5 billion, including cash of $152.4 million and the issuance of 28,170,643 shares of our common stock with a fair value of $1.4 billion on the acquisition date (the “Merger Consideration”) to the stockholders of CPA®:15 in exchange for 121,194,272 shares of CPA®:15 common stock that we did not previously own. In order to fund the cash portion of the Merger Consideration, we drew down the full amount of our existing $175.0 million Term Loan Facility (Note 11). As a condition of the Merger, we waived the subordinated disposition and termination fees we would have been entitled to receive from CPA®:15 upon its liquidation pursuant to the terms of our advisory agreement with CPA®:15 (Note 4).

Immediately prior to the Merger, CPA®:15’s portfolio was comprised of full or partial ownership interests in 305 properties, substantially all of which were triple-net leased to 76 tenants, and totaled approximately 27 million square feet (on a pro rata basis), with an occupancy rate of approximately 99%. In the Merger, we acquired these properties and their related leases with an average remaining life of 9.7 years and an estimated annualized contractual minimum base rent of $218.9 million (on a pro rata basis). We also assumed the related property debt comprised of 58 fixed-rate and 9 variable-rate non-recourse mortgage loans with a preliminary aggregate fair value of $1.2 billion and a weighted-average annual interest rate of 5.6% (on a pro rata basis). During the period from January 1, 2012 through September 28, 2012, we earned $19.0 million in fees from CPA®:15 and recognized $4.5 million in equity earnings based on our ownership of shares in CPA®:15 prior to the Merger. The estimated lease revenues and income from operations contributed from the properties acquired from the date of the Merger through September 30, 2012 were $1.2 million and $0.5 million (inclusive of $0.1 million attributable to noncontrolling interests), respectively.

We accounted for the Merger as a business combination under the acquisition method of accounting. After consideration of all applicable factors pursuant to the business combination accounting rules, we were considered the “accounting acquirer” due to various factors, including the fact that the shareholders of W. P. Carey & Co. LLC, our predecessor, held the largest portion of the voting rights in W. P. Carey Inc., upon completion of the Merger. Acquisition costs of $30.6 million related to the Merger have been expensed as incurred and classified within General and administrative expense in the consolidated statements of income for the nine months ended September 30, 2012.

On September 19, 2012, we acquired a 52.63% ownership interest in Marcourt Investments Inc. (“Marcourt”) from an unrelated third party. At that time, CPA®:15 held a 47.37% ownership interest in Marcourt. Marcourt owns 12 Marriott Courtyard hotels located throughout the U. S. that are leased to and operated by Marriott International, Inc. We obtained this investment in contemplation of the Merger and accounted for this step acquisition as part of the Merger. Accordingly, the assets acquired and liabilities assumed from Marcourt in this transaction are included in the table below.

The purchase price was allocated to the assets acquired and liabilities assumed, based upon their preliminary fair values. The fair values of the lease intangibles acquired were measured in a manner consistent with our Purchase price allocation policy described in our 2011 Annual Report. The fair value of the below-market purchase option liability was measured as the excess of the present value of the fair value of the real estate over the present value of the tenant’s exercise price. The fair value of the debt instruments acquired was determined using a discounted cash flow model with rates that take into account the credit of the tenants, where applicable, and interest rate risk. We also considered the value of the underlying collateral taking into account the quality of the collateral, the credit quality of the company, the time until maturity and the current interest rate. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in the acquisition, based on the current best estimate of management. We are in the process of finalizing our assessment of the fair value of the assets acquired and liabilities assumed. Investments in real estate, net investments in direct financing leases, equity investments in real estate, non-recourse debt and amounts attributable to noncontrolling interests were based on preliminary valuation data and estimates. Accordingly, the fair values of these assets and liabilities and the impact to goodwill are subject to change.

W. P. Carey Inc. 9/30/2012 10-Q — 12

Notes to Consolidated Financial Statements

Preliminary
Purchase
Price Allocation
(in thousands)
Total consideration
Fair value of W. P. Carey common stock issued	$1,380,362
Cash consideration paid	152,356
Merger Consideration	1,532,718
Fair value of W. P. Carey & Co. LLC equity interest in CPA®:15 prior to the Merger	107,147
Fair value of W. P. Carey & Co. LLC equity interest in jointly-owned investments with CPA®:15 prior to the Merger	54,822
$1,694,687
Assets acquired at fair value
Net investment in properties	$1,758,372
Net investment in direct financing leases	315,789
Equity investments in real estate	164,886
Intangible assets (Note 8)	694,411
Cash and cash equivalents	178,945
Other assets	83,838
3,196,241
Liabilities assumed at fair value
Non-recourse debt	(1,350,755)
Accounts payable, accrued expenses and other liabilities (including below-market rent intangibles of $102,919)	(187,712)
(1,538,467)

Total identifiable net assets	1,657,774
Amounts attributable to noncontrolling interests	(238,038)
Goodwill	274,951
$1,694,687

Goodwill

Two major items comprise the $275.0 million of goodwill recorded in the Merger. First, at the time we entered into the Merger Agreement, the market value of our stock was $45.07 per share. The increase in the market value of our stock of $3.93 per share from the date of the Merger Agreement to $49.00 per share on the transaction date gave rise to approximately $110.8 million of the goodwill recorded, based on the 28,170,643 shares issued. Second, at the time we entered into the Merger Agreement, the consideration of 0.2326 shares of our common stock plus $1.25 in cash per common share of CPA®:15 represented a premium of approximately $1.33 per share over the September 30, 2011 estimated net asset value per share (“NAV”) of CPA®:15, which was $10.40. Management believes that the premium is supported by several factors of the combined entity, including the fact that (i) it is among the largest publicly traded real estate investment trusts with greater operating and financial flexibility and better access to capital markets and with a lower cost of capital than CPA®:15 had on a stand-alone basis; (ii) the Merger eliminated costs associated with the advisory structure that CPA®:15 had previously; and (iii) the combined portfolio has greater tenant and geographic diversification and an improved overall weighted average debt maturity and interest rate. Based on the number of CPA®:15 shares ultimately exchanged of 121,194,272, this premium comprised approximately $121.2 million of the goodwill. In addition to these factors, since the September 30, 2011 valuation date there was a reduction in the fair value of CPA®:15’s net assets primarily attributable to the impact of foreign currency exchange rates during the period from September 30, 2011 to the acquisition date.

W. P. Carey Inc. 9/30/2012 10-Q — 13

Notes to Consolidated Financial Statements

The fair value of our 28,170,643 common shares issued in the Merger as part of the consideration paid for CPA®:15 of $1.5 billion was derived from the closing market price of our common stock on the acquisition date. As required by GAAP, the fair value related to the assets acquired and liabilities assumed, as well as the shares exchanged, has been computed as of the closing date of the Merger, which was the date we gained control, in a manner consistent with the methodology described above.

Goodwill is not deductible for income tax purposes.

Equity Investments and Noncontrolling Interests

Additionally, we recognized a gain on change in control of interests of $14.7 million for each of the three and nine months ended September 30, 2012 related to the difference between the carrying value of $92.4 million and the fair value of $107.1 million of our previously-held equity interest in 10,389,079 shares of CPA®:15’s common stock.

The Merger also resulted in our acquisition of the remaining interests in five investments in which we already had a joint interest and accounted for under the equity method (Note 7). Upon acquiring the remaining interests in these investments, we owned 100% of these investments and thus accounted for these acquisitions as step acquisitions utilizing the purchase method of accounting. Due to the change in control of the five jointly-owned investments that occurred, we recorded an aggregate gain of approximately $6.1 million related to the difference between our carrying values and the fair values of our previously-held equity interests on the acquisition date of $48.7 million and $54.8 million, respectively. Subsequent to the Merger, we consolidate these wholly-owned investments.

The fair values of our previously-held equity interests and our noncontrolling interests are based on the estimated fair market values of the underlying real estate and mortgage debt, both of which were determined by management relying in part on a third party. The fair value of real estate was determined by reference to the portfolio appraisals which determined their values, on a property level, by applying a discounted cash flow analysis to the estimated net operating income for each property in the portfolio during the remaining anticipated lease term, and the estimated residual value of each property from a hypothetical sale of the property upon expiration after considering the re-tenanting of such property at estimated then current market rental rate, at a selected capitalization rate and deducting estimated costs of sale. The proceeds from a hypothetical sale were derived by capitalizing the estimated net operating income of each property for the year following lease expiration at an estimated residual capitalization rate. The discount rates and residual capitalization rates used to value the properties were selected based on several factors, including the creditworthiness of the lessees, industry surveys, property type, location and age, current lease rates relative to market lease rates and anticipated lease duration. In the case where a tenant had a purchase option deemed by the appraiser to be materially favorable to the tenant, or the tenant had long-term renewal options at rental rates below estimated market rental rates, the appraisal assumed the exercise of such purchase option or long-term renewal options in its determination of residual value.  Where a property was deemed to have excess land, the discounted cash flow analysis included the estimated excess land value at the assumed expiration of the lease, based upon an analysis of comparable land sales or listings in the general market area of the property grown at estimated market growth rates through the year of lease expiration.  For those properties that were currently under contract for sale, the appraised value of the portfolio reflected the current contractual sale price of such properties.

Real estate valuation requires significant judgment. We determined the significant inputs to be Level 3 with ranges for the entire portfolio as follows:

•                  Discount rates applied to the estimated net operating income of each property ranged from approximately 3.5% to 14.75%;

•                  Discount rates applied to the estimated residual value of each property ranged from approximately 5.75% to 12.5%;

•                  Residual capitalization rates applied to the properties ranged from approximately 7.0% to 11.5%. The fair market value of such property level debt was determined based upon available market data for comparable liabilities and by applying selected discount rates to the stream of future debt payments; and

•                  Discount rates applied to the future property level debt ranged from approximately 2.7% to 10%.

No illiquidity adjustments to the equity interests or noncontrolling interests were deemed necessary as the investments are held with affiliates and do not allow for unilateral sale or financing by any of the affiliated parties. Furthermore, the discount and/or capitalization rates utilized in the appraisals also reflect the illiquidity of real estate assets. Lastly, there were no control premiums contemplated as the investments were in individual, or a portfolio of, underlying real estate and debt, as opposed to a business operation.

W. P. Carey Inc. 9/30/2012 10-Q — 14

Notes to Consolidated Financial Statements

The revenues and income from operations contributed from the properties acquired from the date of the Merger through September 30, 2012 were approximately $1.2 million and $0.5 million (inclusive of $0.1 million attributable to noncontrolling interests), respectively.

Pro Forma Financial Information

The following consolidated pro forma financial information has been presented as if the Merger, including the acquisition of Marcourt, had occurred on January 1, 2011 for the three and nine months ended September 30, 2012 and 2011. The pro forma financial information is not necessarily indicative of what the actual results would have been had the Merger occurred on that date, nor does it purport to represent the results of operations for future periods.

(Dollars in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Pro forma total revenues	$124,223	$134,083	$368,913	426,612

Pro forma income attributable to W. P. Carey stockholders	$28,693	$31,699	$106,675	$108,784

Pro forma earnings per share: (a)
Basic	$0.41	$0.46	$1.53	$1.58
Diluted	$0.41	$0.45	$1.52	$1.56

Pro forma weighted average shares: (b)
Basic	68,536,941	68,031,707	68,569,076	67,965,149
Diluted	69,298,047	68,575,163	69,200,221	68,594,959

(a)         The pro forma income attributable to W. P. Carey stockholders reflects combined expenses incurred related to the Merger of approximately $33.7 million for the nine months ended September 30, 2011 as if the Merger had taken place on January 1, 2011.

(b)         The pro forma weighted average shares outstanding for the three and nine months ended September 30, 2012 and 2011 were determined as if the 28,170,643 shares of our common stock issued to CPA®:15 stockholders in the Merger were issued on January 1, 2011.

W. P. Carey Inc. 9/30/2012 10-Q — 15

Notes to Consolidated Financial Statements

Note 4. Agreements and Transactions with Related Parties

Advisory Agreements with the REITs

Our predecessor had advisory agreements with each of the REITs pursuant to which it earned certain fees and/or was entitled to receive cash distributions. In connection with the Merger, we entered into amended and restated advisory agreements with each of the CPA® REITs with economic terms similar to the prior agreements, which are outlined in the 2011 Annual Report. The amendments, which became effective as of October 1, 2012, provide for the allocation of expenses on the basis of revenues of each of the CPA® REITs rather than an allocation of time charges incurred by our personnel for each of the CPA® REITs and for a formal review of the allocation of investments among the CPA® REITs and us and presented to the boards of directors of the CPA® REITs. The CPA® REIT advisory agreements are scheduled to expire on September 30, 2013 unless otherwise renewed pursuant to their terms. The CWI advisory agreement, which was scheduled to expire on September 30, 2012, was renewed for an additional year pursuant to its terms, effective as of October 1, 2012. The following table presents a summary of revenue earned and/or cash received from the REITs in connection with providing services as the advisor to the REITs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Asset management revenue (a)	$15,850	$14,840	$47,088	$51,279
Structuring revenue (b)	8,316	21,221	19,576	42,901
Incentive, termination and subordinated disposition revenue (c)	—	—	—	52,515
Wholesaling revenue (d)	4,012	2,586	11,878	8,788
Reimbursed costs from affiliates (d)	19,879	14,707	59,100	49,485
Distributions of Available Cash (e)	7,352	4,480	21,789	8,268
Deferred revenue earned (f)	2,123	2,123	6,369	3,538
	$57,532	$59,957	$165,800	$216,774

(a)         We earn asset management revenue from each REIT, which is based on average invested assets and is calculated according to the advisory agreement with each REIT. For CPA®:16 — Global prior to its merger with CPA®:14 in May 2011 (the “CPA®:14/16 Merger”) and for CPA®:15 prior to the Merger, this revenue generally totaled 1% per annum, with a portion of this revenue, or 0.5%, contingent upon the achievement of specific performance criteria. For CPA®:16 — Global subsequent to the CPA®:14/16 Merger, we earn asset management revenue of 0.5% of average invested assets. For CPA®:17 — Global, we earn asset management revenue ranging from 0.5% of average market value for long-term net leases and certain other types of real estate investments up to 1.75% of the average equity value for certain types of securities. For CWI, we earn asset management revenue of 0.5% of the average market value of lodging-related investments. We do not earn performance revenue from CPA®:17 — Global, CWI and, subsequent to the CPA®:14/16 Merger, CPA®:16 — Global, but we receive up to 10% of distributions of Available Cash from their operating partnerships.

Under the terms of the advisory agreements, we may elect to receive cash or shares for any revenue from each REIT. In 2012, we elected to receive all asset management and performance revenue from CPA®:15 prior to the Merger in cash, while for CPA®:16 — Global, we elected to receive 50% of asset management revenue in shares with the remaining 50% payable in cash. For CPA®:17 — Global and CWI, we elected to receive asset management revenue in their shares. In 2011, we elected to receive all asset management revenue in cash, with the exception of CPA®:17 — Global’s asset management fee, which we elected to receive in shares of their common stock. For 2011, we also elected to receive performance revenue from CPA®:16 — Global in shares of its common stock, while for CPA®:14, prior to the CPA®:14/16 Merger, and for CPA®:15, prior to the Merger, we elected to receive 80% of all performance revenue in shares of their common stocks, with the remaining 20% payable in cash. We also elected to receive asset management revenue from CPA®:16 — Global in 2011 in shares of its common stock after the CPA®:14/16 Merger. For CWI, we elected to receive all asset management revenue in cash for 2011.

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

W. P. Carey Inc. 9/30/2012 10-Q — 16

Notes to Consolidated Financial Statements

Unpaid transaction fees, including accrued interest, are included in Due from affiliates in the consolidated financial statements. Unpaid transaction fees bear interest at annual rates ranging from 5% to 7%. The following tables present the amount of unpaid transaction fees and interest earned on these fees (in thousands):

	September 30, 2012	December 31, 2011
Unpaid deferred acquisition fees	$20,895	$29,410

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest earned on unpaid deferred acquisition fees	$237	$294	$792	$936

(c)          In connection with providing a liquidity event for CPA®:14 stockholders during the second quarter of 2011 with the completion of the CPA®:14/16 Merger, we earned termination revenue of $31.2 million and subordinated disposition revenue of $21.3 million, which we elected to receive in shares of CPA®:14 and cash, respectively. In connection with the Merger with CPA®:15, we waived the subordinated disposition and termination fees we would have been entitled to receive from CPA®:15 upon its liquidation pursuant to the terms of our advisory agreement with CPA®:15. There was no gain or loss recognized in connection with waiving these subordinated disposition and termination fees.

(d)         The REITs reimburse us for certain costs, primarily broker/dealer commissions paid on behalf of the REITs and marketing and personnel costs. Pursuant to the amended and restated advisory agreements, expenses are now allocated based on the revenues of each of the CPA® REITs rather than an allocation of time charges incurred by our personnel for each of the CPA® REITs. In addition, we earn a selling commission of up to $0.65 per share sold and a dealer manager fee of up to $0.35 per share sold from CPA®:17 — Global. We also receive a selling commission of up to $0.70 per share sold and a dealer manager fee of up to $0.30 per share sold from CWI. We re-allow all or a portion of the dealer manager fees to selected dealers in the offerings. Dealer manager fees that are not re-allowed are classified as wholesaling revenue. Additionally, we earned a wholesaling fee of $0.15 per share sold in connection with CPA®:17 — Global’s initial public offering through April 7, 2011. We do not earn a wholesaling fee in connection with CPA®:17 — Global’s follow-on offering, which commenced on April 7, 2011. Pursuant to its advisory agreement, upon reaching the minimum offering amount of $10.0 million on March 3, 2011, CWI became obligated to reimburse us for all organization costs and a portion of offering costs incurred in connection with its offering, up to a maximum amount (excluding selling commissions and the dealer manager fee) of 2% of the gross proceeds of its offering and distribution reinvestment plan. Through September 30, 2012, we have incurred organization and offering costs on behalf of CWI of approximately $6.8 million. However, at September 30, 2012, CWI was only obligated to reimburse us $2.2 million of these costs because of the 2% limitation described above, and $1.8 million had been reimbursed as of that date.

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

(f)           In connection with the CPA®:14/16 Merger, we acquired a special member interest (Note 7) in CPA®:16 — Global’s operating partnership during the second quarter of 2011. We initially recorded this special member interest at its fair value to be amortized into earnings over the expected period of performance.

Other Transactions with Affiliates

Transactions with Estate of Wm. Polk Carey

Voting Agreement

In July 2012, we entered into a voting agreement (the “Voting Agreement”) with the Estate of Wm. Polk Carey (the “Estate”), our Chairman and founder who passed away on January 2, 2012, pursuant to which the Estate and W. P. Carey & Co., Inc., a wholly-owned corporation of the Estate (“HoldCo” and together with the Estate, the “Estate Shareholders”), had agreed, among other things, to vote their share of our predecessor’s common stock (the “Listed Shares”) at the special meeting of W. P. Carey & Co. LLC’s shareholders regarding the REIT Reorganization and Merger in favor of those transactions. The REIT Reorganization and Merger were approved by those shareholders on September 13, 2012 and the transactions closed on September 28, 2012.

W. P. Carey Inc. 9/30/2012 10-Q — 17

Notes to Consolidated Financial Statements

Share Purchase Agreement

Concurrently with the execution of the Voting Agreement, we entered into a Share Purchase Agreement with the Estate Shareholders pursuant to which we have agreed to purchase up to an aggregate amount of $85.0 million of our common stock — or, prior to the Merger, the Listed Shares of our predecessor — beneficially owned by the Estate Shareholders in the following manner: (i) prior to the date of the dissemination of the Joint Proxy Statement / Prospectus of us and CPA®:15 underlying the registration of securities with the SEC on Form S-4 (the “Joint Proxy Statement / Prospectus”), the Estate Shareholders collectively had a one-time option to sell up to an aggregate amount of $25.0 million of Listed Shares (the “First Sale Option”), which, as discussed below, was completed on August 2, 2012; (ii) at any time following the consummation of the Merger, but on or before the later of (a) December 31, 2012, and (b) 30 days following the consummation of the Merger, the Estate Shareholders collectively had a one-time option to sell up to an aggregate amount of $20.0 million of our common stock (the “Second Sale Option”), which, as discussed below, was completed on October 9, 2012; and (iii) at any time following January 1, 2013, but on or before the later of (a) March 31, 2013, and (b) the date that is six (6) months following the date of the consummation of the Merger, the Estate Shareholders collectively had a one-time option to sell up to an aggregate amount of $40.0 million of our common stock (the “Third Sale Option,” and with the First Sale Option and Second Sale Option, each a “Sale Option”). In connection with the exercise of a Sale Option, we have agreed to pay a per share purchase price equal to 96% of the volume weighted average price of one Listed Share of our predecessor, and/or one share of our common stock, as applicable, for the ten (10) business days immediately prior to the date of notification of exercise.

On July 27, 2012, we received a notice from the Estate Shareholders indicating their intention to fully exercise the First Sale Option, and as a result, on August 2, 2012, we repurchased 561,418 Listed shares for $25.0 million from the Estate Shareholders at a price of $44.53 per share. On October 1, 2012, we received a notice from the Estate Shareholders indicating their intention to fully exercise the Second Sale Option, and, as a result, on October 9, 2012, we repurchased an additional 410,964 shares of our common stock for $20.0 million from the Estate Shareholders at a price of $48.67 per share (Note 18). We used our existing Senior Credit Facility (Note 11) to finance the repurchases pursuant to the First and Second Sale Options. We currently intend to borrow from our Senior Credit Facility in order to finance the repurchase of our common stock pursuant to the remaining Sale Option if and when the Estate Shareholders should decide to exercise it. See Note 18, “Subsequent Events,” for a discussion of the issuance of shares of our common stock to an institutional investor in October 2012 for a total purchase price of $45.0 million pursuant to our existing shelf registration statement.

Because the Share Purchase Agreement contains put options that, if exercised, would obligate us to settle the transactions in cash, we account for the Estate Shareholders’ shares in us as redeemable securities in accordance with ASC 480 “Distinguishing Liabilities from Equity” and Accounting Series Release No. 268 (ASR 268) “Presentation in Financial Statements of Redeemable Preferred Stocks.” ASR 268 requires us to reclassify a portion of our permanent equity to redeemable equity in order to reflect the future cash obligations that could arise if the Estate Stockholders were to exercise the put options requiring us to purchase their shares. When the Estate Shareholders exercise an option to require us to purchase their shares, we will reclassify the amount from temporary equity to permanent equity, and reclassify the amount from Additional paid-in capital stock to Treasury stock. Accordingly, on the date of the execution of the Share Repurchase Agreement, we reclassified $85.0 million from Additional paid-in capital to Redeemable securities — related party, which represents the maximum amount that we would be required to pay should the Estate Shareholders exercise all their Sale Options. Additionally, on August 2, 2012, when the Estate Shareholders exercised the First Sale Option upon our purchase of our common stock, we reclassified $25.0 million from Redeemable securities — related party to Additional paid-in capital and reclassified the shares from Additional paid-in capital to Treasury stock.

The following table presents a reconciliation of our Redeemable securities — related party (in thousands):

Nine Months Ended
September 30, 2012
Balance - beginning of period	$—
Reclassification from permanent equity to temporary equity	85,000
Redemption of securities	(25,000)
Balance - end of period	$60,000

Registration Rights Agreement

Concurrently with the execution of the Voting Agreement and the Share Purchase Agreement, we and the Estate Shareholders entered into a Registration Rights Agreement (the “Registration Rights Agreement”).

W. P. Carey Inc. 9/30/2012 10-Q — 18

Notes to Consolidated Financial Statements

The Registration Rights Agreement provides the Estate Shareholders with, at any time following the consummation of the REIT Reorganization, but on or before the third anniversary thereof, subject to certain exceptions and limitations, three demand rights (the “Demand Registration Rights”) for the registration via an underwritten public offering of, in each instance, between a minimum of (i)(a) $50.0 million with respect to one Demand Registration Right, and (b) $75.0 million with respect to two Demand Registration Rights, and a maximum of (ii) $250.0 million, worth of shares of our common stock owned by the Estate Shareholders as of the date of the Registration Rights Agreement.

Additionally, the Registration Rights Agreement provides the Estate Shareholders with, subject to certain exceptions and limitations, unlimited “piggyback” registration rights (the “Piggyback Registration Rights,” and together with the Demand Registration Rights, the “Estate Shareholders’ Registration Rights”) pertaining to the shares of our common stock owned by the Estate Shareholders as of the date of the Registration Rights Agreement.

The Estate Shareholders’ Registration Rights are subject to customary lock-up and cutback provisions, and the Registration Rights Agreement contains customary indemnification provisions. We have agreed to bear the expenses incurred in connection with the filing of any registration statements attributable to the exercise of the Estate Shareholders’ Registration Rights, other than any (i) underwriting fees, discounts and sales commissions, (ii) fees, expense and disbursements of legal counsel of the Estate Shareholders, and (iii) transfer taxes, in each case relating to the sale or disposition by the Estate Shareholders of shares of our common stock pursuant to the Registration Rights Agreement.

We account for our obligations under the Registration Rights Agreement in accordance with ASC 450 “Contingencies,” which requires us to record a liability if the contingent loss is probable and the amount can be estimated. At September 30, 2012, we have not recorded a liability pertaining to our obligations under the Registration Rights Agreement because the amount cannot be reasonably estimated at this time.

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

Upon consummation of the CPA®:14/16 Merger, we earned revenues of $31.2 million in connection with the termination of the advisory agreement with CPA®:14 and $21.3 million of subordinated disposition revenues. We elected to receive our termination revenue in 2,717,138 shares of CPA®:14, which were exchanged into 3,242,089 shares of CPA®:16 — Global in the CPA®:14/16 Merger. Upon closing of the CPA®:14/16 Merger, we received 13,260,091 shares of common stock of CPA®:16 — Global in respect of our shares of CPA®:14.

In connection with the CPA®:14/16 Merger, we acquired a special member interest in CPA®:16 — Global’s operating partnership. We initially recorded the special member interest as an equity investment at its fair value of $28.3 million and an equal amount to deferred revenues, which we recognize into earnings on a straight-line basis over the expected period of performance (Note 7). At September 30, 2012, the unamortized balance of the deferred revenue was $15.3 million.

Other

We are the general partner in a limited partnership (which we consolidate for financial statement purposes) that leases our home office space and participates in an agreement with certain affiliates, including the REITs, for the purpose of leasing office space used for the administration of our operations and the operations of our affiliates and for sharing the associated costs. This limited partnership does not have any significant assets, liabilities or operations other than its interest in the office lease. The average estimated minimum lease payment for the office lease, inclusive of noncontrolling interests, at September 30, 2012 approximates $3.0 million annually through 2016. The table below presents income from noncontrolling interest partners related to reimbursements from these affiliates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income from noncontrolling interests	$768	$680	$2,196	$1,876

W. P. Carey Inc. 9/30/2012 10-Q — 19

Notes to Consolidated Financial Statements

The following table presents deferred rent due to affiliates related to this limited partnership, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated balance sheets (in thousands):

	September 30, 2012	December 31, 2011
Deferred rent due to affiliates	$735	$798

We own interests in entities ranging from 15% to 95%, as well as jointly-controlled tenancy-in-common interests in properties, with the remaining interests generally held by affiliates, and own common stock in each of the REITs. We consolidate certain of these investments and account for the remainder under the equity method of accounting.

One of our directors and officers was the sole shareholder of Livho, a subsidiary that operates a hotel investment. We consolidated the accounts of Livho in our consolidated financial statements because it was a VIE and we were its primary beneficiary. In order to streamline Livho’s corporate structure, in August 2012, the director and officer transferred his ownership interest in Livho for no consideration to one of our subsidiaries, Carey REIT II Inc. No gain or loss was recognized in this transaction. Immediately after the ownership transfer, we became the sole shareholder of Livho and we continue to consolidate the accounts of Livho.

Family members of one of our directors have an ownership interest in certain companies that own noncontrolling interests in one of our French majority-owned subsidiaries. These ownership interests are subject to substantially the same terms as all other ownership interests in the subsidiary companies.

A former employee owns a redeemable noncontrolling interest (Note 14) in W. P. Carey International LLC (“WPCI”), a subsidiary company that structures net lease transactions on behalf of the CPA® REITs outside of the U.S., as well as certain related entities.

During February 2011, we loaned $90.0 million at an annual interest rate of 1.15% to CPA®:17 — Global, which was repaid on April 8, 2011, its maturity date. During May 2011, we loaned $4.0 million at the 30-day London inter-bank offered rate (“LIBOR”) plus 2.5% to CWI which was repaid on June 6, 2011. In addition, during September 2011, we loaned $2.0 million at LIBOR plus 0.9% to CWI, of which $1.0 million was repaid on September 13, 2011 and the remaining $1.0 million was repaid on October 6, 2011. In connection with these loans, we received interest income from CWI and CPA®:17 — Global totaling less than $0.1 million and $0.2 million during the three and nine months ended September 30, 2011, respectively.

Note 5. Net Investments in Properties

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	September 30, 2012	December 31, 2011
Land	$514,304	$111,483
Buildings	1,846,482	534,999
Less: Accumulated depreciation	(106,894)	(118,054)
	$2,253,892	$528,428

As discussed in Note 3, we acquired properties in the Merger, which increased the carrying value of our real estate by $1.8 billion during the nine months ended September 30, 2012. Other acquisitions of real estate during this period are disclosed below and assets disposed of are disclosed in Note 17. Impairment charges recognized on certain properties are discussed below. During this period, the U.S. dollar strengthened against the Euro, as the end-of-period rate for the U.S. dollar in relation to the Euro at September 30, 2012 decreased by 0.7% to $1.2860 from $1.2950 at December 31, 2011. The impact of this strengthening was a $0.5 million decrease in Real estate from December 31, 2011 to September 30, 2012.

Acquisitions of Real Estate

On September 13, 2012, we acquired an interest in an investment with Walgreens Co. at a total cost of $24.8 million, including net lease intangible assets totaling $1.3 million (Note 8) and acquisition-related costs. In connection with this investment, which we deemed to be a real estate asset acquisition under current authoritative accounting guidance, we capitalized acquisition-related costs of $0.2 million. The Walgreens Co. leases are classified as operating leases.

W. P. Carey Inc. 9/30/2012 10-Q — 20

Notes to Consolidated Financial Statements

Operating Real Estate

Operating real estate, which consists of our investments in 21 self-storage properties through Carey Storage and our Livho hotel subsidiary, at cost, is summarized as follows (in thousands):

	September 30, 2012	December 31, 2011
Land	$24,030	$24,031
Buildings	86,079	85,844
Less: Accumulated depreciation	(19,272)	(17,121)
	$90,837	$92,754

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

During the nine months ended September 30, 2012, the decision to market for sale three partially vacant properties triggered an impairment analysis. As a result of reducing the holding period assumption, the undiscounted cash flows of the properties are not expected to exceed the previous carrying values of the properties. Therefore, we have recorded impairment charges totaling $5.5 million in order to reduce the carrying values of the properties to their estimated fair values, which approximated their estimated selling prices (Note 9). Such properties are currently classified as Real estate on the consolidated balance sheet. We evaluated and concluded such properties did not meet the criteria to be classified as held for sale as of September 30, 2012. As of the date of this Report, these properties are being marketed for sale, although there can be no assurance that we will be able to sell these properties at acceptable prices or at all. Impairment charges recognized within discontinued operations are discussed in Note 17.

Note 6. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivable portfolios consist of our Net investments in direct financing leases and deferred acquisition fees. Operating leases are not included in finance receivables as such amounts are not recognized as an asset in the consolidated balance sheets.

Deferred Acquisition Fees Receivable

As described in Note 4, we earn revenue in connection with structuring and negotiating investments and related mortgage financing for the REITs. A portion of this revenue is due in equal annual installments ranging from three to four years, provided the REITs meet their respective performance criteria. Unpaid deferred installments, including accrued interest, from all of the REITs were included in Due from affiliates in the consolidated financial statements.

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant defaults. At September 30, 2012 and December 31, 2011, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. In connection with the Merger, we acquired 15 direct financing leases with a total fair value of $315.8 million (Note 3). There were no modifications of finance receivables for either the nine months ended September 30, 2012 or the year ended December 31, 2011. We evaluate the credit quality of our tenant receivables utilizing an internal 5-point credit rating scale, with 1 representing the highest credit quality and 5 representing the lowest. The credit quality evaluation of our tenant receivables was last updated in the third quarter of 2012. We believe the credit quality of our deferred acquisition fees receivable falls under category 1, as the REITs are expected to have the available cash to make such payments.

W. P. Carey Inc. 9/30/2012 10-Q — 21

Notes to Consolidated Financial Statements

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants at		Net Investments in Direct Financing Leases at
Internal Credit Quality Indicator	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
1	10	8	$55,175	$46,694
2	6	2	70,342	11,306
3	6	—	231,977	—
4	3	—	16,050	—
5	—	—	—	—
			$373,544	$58,000

At both September 30, 2012 and December 31, 2011, Other assets, net included less than $0.2 million of accounts receivable related to amounts billed under these direct financing leases.

Note 7. Equity Investments in Real Estate and the REITs

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

Income from equity investments in real estate represents our proportionate share of the income or losses of these investments as well as certain depreciation and amortization adjustments related to other-than-temporary impairment charges. The following table presents information about our equity income from the REITs and other jointly-owned investments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Equity earnings from equity investments in the REITs	$187	$6,088	$5,683	$15,901
Other-than-temporary impairment charges on CPA®:16 — Global operating partnership	(2,244)	—	(5,776)	—
Distributions of Available Cash (Note 4)	7,352	4,480	21,789	8,268
Deferred revenue earned (Note 4)	2,123	2,123	6,369	3,538
Equity income from the REITs	7,418	12,691	28,065	27,707
Equity earnings from other equity investments	3,059	3,377	24,743	9,649
Total income from equity investments in real estate and the REITs	$10,477	$16,068	$52,808	$37,356

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

W. P. Carey Inc. 9/30/2012 10-Q — 22

Notes to Consolidated Financial Statements

The following table sets forth certain information about our investments in the REITs (dollars in thousands):

	% of Outstanding Shares Owned at		Carrying Amount of Investment at
Fund	September 30, 2012	December 31, 2011	September 30, 2012 (a)	December 31, 2011 (a)
CPA®:15 (b)	100.0%	7.7%	$—	$93,650
CPA®:16 — Global (c)	18.2%	17.9%	321,897	338,964
CPA®:17 — Global	1.3%	0.9%	34,813	21,277
CWI	0.5%	0.5%	464	121
			$357,174	$454,012

(a)         Includes asset management fees receivable, for which shares have been or will be issued during the subsequent period.

(b)        On September 28, 2012, we acquired all the remaining interests in CPA®:15 and now consolidate this entity (Note 3).

(c)          During the nine months ended September 30, 2012, we recognized other-than-temporary impairment charges totaling $5.8 million on our special member interest in CPA®:16 — Global’s operating partnership to reduce the carrying value of our interest in the operating partnership to its estimated fair value (Note 9).

The following tables present preliminary combined summarized financial information for the REITs. Amounts provided are expected total amounts attributable to the REITs and do not represent our proportionate share (in thousands):

	September 30, 2012	December 31, 2011
Assets	$7,330,829	$9,184,111
Liabilities	(3,595,296)	(4,896,116)
Redeemable noncontrolling interests	(21,158)	(21,306)
Noncontrolling interests	(167,676)	(330,873)
Stockholders’ equity	$3,546,699	$3,935,816

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$210,397	$195,658	$626,926	$571,102
Expenses (a) (b)	(183,393)	(138,975)	(537,253)	(433,134)
Net income from continuing operations	$27,004	$56,683	$89,673	$137,968
Net income attributable to the REITs (c) (d)	$26,975	$50,420	$119,896	$130,333

(a)         Total net expenses recognized by the REITs during each of the three and nine month periods in 2012 included $1.8 million and $3.1 million, respectively, of Merger related expenses incurred by CPA®:15, of which our share was approximately $0.1 million and $0.2 million, respectively.

(b)         Total net expenses recognized by the REITs during the nine month period in 2011 included the following items related to the CPA®:14/16 Merger: (i) $78.8 million of net gains recognized by CPA®:14 in connection with selling certain properties to us, CPA®:17 — Global and third parties, of which our share was approximately $7.4 million; (ii) a net gain of $28.7 million recognized by CPA®:16 — Global in connection with the CPA®:14/16 Merger as a result of the fair value of CPA®:14 exceeding the total merger consideration, of which our share was approximately $5.0 million; (iii) $13.0 million of expenses incurred by CPA®:16 — Global related to the CPA®:14/16 Merger, of which our share was approximately $2.4 million; and (iv) a $2.8 million net loss recognized by CPA®:16 — Global in connection with the prepayment of certain non-recourse mortgages, of which our share was approximately $0.5 million.

(c)          Inclusive of impairment charges recognized by the REITs totaling $6.5 million and $11.5 million during the three months ended September 30, 2012 and 2011, respectively, of which the entire amount recognized during the three months ended September 30, 2011 was included in discontinued operations, and $9.0 million and $43.6 million during the nine months ended September 30, 2012 and 2011, respectively, of which $0.5 million and $34.2 million was included in discontinued operations, respectively. These impairment charges reduced our income earned from these investments by approximately $1.2 million and $0.9 million

W. P. Carey Inc. 9/30/2012 10-Q — 23

Notes to Consolidated Financial Statements

during the three months ended September 30, 2012 and 2011, respectively, and by approximately $1.3 million and $4.6 million during the nine months ended September 30, 2012 and 2011, respectively.

(d)         Amounts included net (losses) gains on sale of real estate recorded by the REITs totaling $(0.4) million and $1.3 million during the three months ended September 30, 2012 and 2011, respectively, and $31.5 million and $13.7 million during the nine months ended September 30, 2012 and 2011, respectively, all of which were reflected within discontinued operations.

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

The following table sets forth our ownership interests in our equity investments in real estate, excluding the REITs, and their respective carrying values (dollars in thousands):

	Ownership Interest	Carrying Value at
Lessee	at September 30, 2012	September 30, 2012	December 31, 2011
Schuler A.G. (a) (b) (h)	67%	$67,594	$19,958
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (h)	45%	42,436	1,062
Advanced Micro Devices (b) (c)	67%	24,400	—
The New York Times Company	18%	20,333	19,647
C1000 Logistiek Vastgoed B.V. (a) (b) (c)	15%	14,500	—
Del Monte Corporation (c)	50%	8,518	—
The Talaria Company (Hinckley) (c)	30%	7,710	—
The Upper Deck Company (b) (c)	50%	7,137	—
U. S. Airways Group, Inc. (b)	75%	6,989	7,415
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (a) (c)	33%	6,138	—
Builders FirstSource, Inc.(b) (c)	40%	5,179	—
PETsMart, Inc. (c)	30%	3,794	—
Consolidated Systems, Inc. (b)	60%	3,326	3,387
Carrefour France, SAS (a) (d)	100%	—	20,014
Hologic, Inc. (b) (d)	100%	—	4,429
Childtime Childcare, Inc. (d)	100%	—	4,419
Symphony IRI Group, Inc. (d) (e)	100%	—	(24)
SaarOTEC (a) (c) (f)	50%	(39)	—
Médica — France, S.A. (a) (g)	0%	—	4,430
		$218,015	$84,737

(a)         The carrying value of the investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(b)         Represents a tenancy-in-common interest, under which the investment is under common control by us and our investment partner.

(c)          We acquired our interest in this investment in connection with the Merger (Note 3).

(d)         In connection with the Merger, we acquired the remaining interest in this investment from CPA®:15. Subsequent to the Merger, we consolidate this investment.

(e)          In 2011, this jointly-owned entity sold one of its properties and distributed the proceeds to the entity partners. Our share of the proceeds was approximately $1.4 million, which exceeded our total investment in the entity at that time. During the first quarter of 2011, we recognized an other-than-temporary impairment charge of $0.2 million to reflect the decline in the estimated fair value of the entity’s underlying net assets in comparison with the carrying value of our interest in this investment.

(f)           At September 30, 2012, we intended to fund our share of the investment’s future operating deficits if the need arose. However, we had no legal obligation to pay for any of the investment’s liabilities nor did we have any legal obligation to fund operating deficits.

W. P. Carey Inc. 9/30/2012 10-Q — 24

Notes to Consolidated Financial Statements

(g)          In April 2012, this jointly-owned entity sold its interests in the investment for approximately $76.5 million and recognized a net gain on sale of approximately $34.0 million. Our share of the gain was approximately $15.1 million. Amounts are based on the exchange rate of the Euro on the date of sale.

(h)         In connection with the Merger we acquired an additional interest in this investment from CPA®:15.

The following tables present combined summarized financial information of our equity investments. Amounts provided are the total amounts attributable to the investments and do not represent our proportionate share (in thousands):

	September 30, 2012	December 31, 2011
Assets	$1,222,396	$1,026,124
Liabilities	(780,777)	(706,244)
Redeemable noncontrolling interest	(21,158)	(21,306)
Partners’/members’ equity	$420,461	$298,574

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$24,625	$26,327	$75,544	$78,750
Expenses	(15,982)	(17,002)	(49,061)	(54,244)
Net income from continuing operations	$8,643	$9,325	$26,483	$24,506
Net income attributable to equity method investments (a) (b)	$8,284	$10,226	$60,247	$18,078

(a)         Amount during the nine months ended September 30, 2012 included a net gain of approximately $34.0 million recognized by a jointly-owned entity as a result of selling its interests in the Médica investment. Our share of the gain was approximately $15.1 million.

(b)         Amount during the nine months ended September 30, 2011 included an impairment charge of $8.6 million incurred by a jointly-owned entity that leased property to Symphony IRI Group, Inc. in connection with a potential sale of the property, of which our share was approximately $0.4 million. We had previously recorded an other-than-temporary impairment charge of $0.2 million related to this entity in the first quarter of 2011. The entity completed the sale in June 2011.

Note 8. Intangible Assets and Goodwill

In connection with our acquisitions of properties, we have recorded net lease intangibles which are being amortized over periods ranging from one year to 40 years. In-place lease, tenant relationship and above-market rent intangibles are included in Intangible assets and goodwill, net in the consolidated financial statements. Below-market rent intangibles are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

W. P. Carey Inc. 9/30/2012 10-Q — 25

Notes to Consolidated Financial Statements

In connection with our investment activity during the nine months ended September 30, 2012, including the properties we acquired through the Merger, we have recorded net lease intangibles with a weighted-average life of 11.2 years comprised as follows (dollars in thousands):

	Weighted-Average Life	Amount
Amortizable Intangible Assets
Lease intangibles:
In-place lease	12.9	$413,198
Above-market rent	11.7	284,174
Total intangible assets		$697,372

Amortizable Intangible Liabilities
Below-market rent	29.9	$(79,312)
Above-market ground lease	11.8	(6,896)

Unamortizable Intangible Liabilities
Below-market purchase option		(16,711)
Total intangible liabilities		$(102,919)

In connection with the Merger, we recorded goodwill of $275.0 million as a result of the Merger Consideration exceeding the fair value of the assets acquired and liabilities assumed (Note 3). The goodwill was attributed to our Real Estate Ownership segment as it relates to the real estate assets we acquired. The following table presents a reconciliation of our goodwill (in thousands):

Nine Months Ended
September 30, 2012
Balance - beginning of period	$63,607
Acquisition of CPA®:15	274,951
Balance - end of period	$338,558

W. P. Carey Inc. 9/30/2012 10-Q — 26

Notes to Consolidated Financial Statements

Intangible assets and liabilities and goodwill are summarized as follows (in thousands):

	September 30, 2012	December 31, 2011
Amortizable Intangible Assets
Management contracts	$32,765	$32,765
Less: accumulated amortization	(31,005)	(30,172)
	1,760	2,593
Lease Intangibles:
In-place lease	468,426	62,162
Tenant relationship	8,144	10,968
Above-market rent	292,977	9,905
Less: accumulated amortization	(21,612)	(27,253)
	747,935	55,782
Unamortizable Goodwill and Indefinite-Lived Intangible Assets
Goodwill	338,558	63,607
Trade name	3,975	3,975
	342,533	67,582
Total intangible assets	$1,092,228	$125,957

Amortizable Intangible Liabilities
Below-market rent (a)	$(85,086)	$(6,455)
Above-market ground lease	(6,896)	—
Less: accumulated amortization	1,412	1,482
	(90,570)	(4,973)
Unamortizable Liabilities
Below-market purchase option	(16,711)	—
Total intangible liabilities	$(107,281)	$(4,973)

(a)         The fair value of the below-market purchase option was equal to the residual value  at the date of acquisition.

Net amortization of intangibles, including the effect of foreign currency translation, was $1.2 million and $1.3 million for the three months ended September 30, 2012 and 2011, respectively, and $3.9 million and $2.7 million for the nine months ended September 30, 2012 and 2011, respectively. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to Lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization.

Based on the intangible assets and liabilities recorded at September 30, 2012, scheduled annual net amortization for each of the next five years is as follows (in thousands):

Years Ending December 31,	Total
2012 (remainder)	$22,969
2013	91,709
2014	76,569
2015	71,121
2016	66,963
Thereafter	329,793
Total	$659,124

W. P. Carey Inc. 9/30/2012 10-Q — 27

Notes to Consolidated Financial Statements

Note 9. Fair Value Measurements

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

Derivative Assets — Our derivative assets, which are included in Other assets, net in the consolidated financial statements, are comprised of foreign currency forward contracts and stock warrants that were acquired from CPA®:15 through the Merger. The foreign currency forward contracts were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in the open market. The stock warrants were measured at fair value using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3 because these assets are not traded in an active market.

Derivative Liabilities — Our derivative liabilities, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, are comprised of interest rate swaps, a substantial amount of which were acquired from CPA®:15 through the Merger (Note 10). These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates. These derivative instruments were classified as Level 2 because they are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

Other Securities — Our other securities, which are included in Other assets, net in the consolidated financial statements, are primarily comprised of our interest in a commercial mortgage loan securitization known as the Carey Commercial Mortgage Trust (“CCMT”). We classified these assets as Level 3 because these assets are not traded in an active market. We estimated the fair value of these assets using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. The unobservable input for CCMT is the discount rate applied to the expected cash flows with a range of weighted averages of 8% - 10%. Significant increases or decreases of this input in isolation would result in significant change in the fair value measurements. The CCMT investment was fully matured and settled as of September 30, 2012.

Redeemable Noncontrolling Interest — We account for the noncontrolling interest in WPCI as a redeemable noncontrolling interest. We determined the valuation of the redeemable noncontrolling interest using widely accepted valuation techniques, including expected discounted cash flows of the investment as well as the income capitalization approach, which considers prevailing market capitalization rates. We classified this liability as Level 3. Unobservable inputs for WPCI include a discount for lack of marketability, a discount rate and EBITDA multiples with weighted average ranges of 20% — 30%, 23% — 27% and 3x — 5x, respectively. Significant increases or decreases in any one of these inputs in isolation would result in significant changes in the fair value measurement.

W. P. Carey Inc. 9/30/2012 10-Q — 28

Notes to Consolidated Financial Statements

The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis. Assets and liabilities presented below exclude assets and liabilities owned by equity investments (in thousands):

		Fair Value Measurements at September 30, 2012 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$225	$225	$—	$—
Derivative assets	1,650	—	10	1,640
Total	$1,875	$225	$10	$1,640

Liabilities:
Redeemable noncontrolling interest	$6,623	$—	$—	$6,623
Derivative liabilities	23,017	—	23,017	—
Total	$29,640	$—	$23,017	$6,623

		Fair Value Measurements at December 31, 2011 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Other securities	$233	$—	$—	$233
Money market funds	35	35	—	—
Total	$268	$35	$—	$233

Liabilities:
Redeemable noncontrolling interest	$7,700	$—	$—	$7,700
Derivative liabilities	4,175	—	4,175	—
Total	$11,875	$—	$4,175	$7,700

W. P. Carey Inc. 9/30/2012 10-Q — 29

Notes to Consolidated Financial Statements

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3 Only)
	Three Months Ended September 30, 2012				Three Months Ended September 30, 2011
	Assets			Liabilities	Assets			Liabilities
				Redeemable				Redeemable
	Other	Derivative	Total	Noncontrolling	Other	Derivative	Total	Noncontrolling
	Securities	Assets	Assets	Interest	Securities	Assets	Assets	Interest
Beginning balance	$115	$—	$115	$6,788	$1,601	$—	$1,601	$6,792
Total gains or losses (realized and unrealized):
Included in earnings	3	—	3	(36)	3	—	3	637
Included in other comprehensive (loss) income	(2)	—	(2)	9	(5)	—	(5)	(8)
Settlements	(116)	—	(116)	—	—	—	—	—
Acquired in the Merger	—	1,640	1,640	—	—	—	—	—
Distributions paid	—	—	—	(138)	—	—	—	(199)
Redemption value adjustment	—	—	—	—	—	—	—	(591)
Ending balance	$—	$1,640	$1,640	$6,623	$1,599	$—	$1,599	$6,631
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$3	$—	$3	$—	$3	$—	$3	$—

W. P. Carey Inc. 9/30/2012 10-Q — 30

Notes to Consolidated Financial Statements

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3 Only)
	Nine Months Ended September 30, 2012				Nine Months Ended September 30, 2011
	Assets			Liabilities	Assets			Liabilities
				Redeemable				Redeemable
	Other	Derivative	Total	Noncontrolling	Other	Derivative	Total	Noncontrolling
	Securities	Assets	Assets	Interest	Securities	Assets	Assets	Interest
Beginning balance	$233	$—	$233	$7,700	$1,726	$—	$1,726	$7,546
Total gains or losses (realized and unrealized):
Included in earnings	10	—	10	(146)	1	—	1	1,241
Included in other comprehensive (loss) income	(7)	—	(7)	4	(8)	—	(8)	1
Purchases	—	—	—	—	53	—	53	—
Settlements	(236)	—	(236)	—	(173)	—	(173)	—
Transfer in due to Merger	—	1,640	1,640	—	—	—	—	—
Distributions paid	—	—	—	(1,014)	—	—	—	(875)
Redemption value adjustment	—	—	—	79	—	—	—	(1,282)
Ending balance	$—	$1,640	$1,640	$6,623	$1,599	$—	$1,599	$6,631
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$10	$—	$10	$—	$1	$—	$1	$—

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the three and nine months ended September 30, 2012 and 2011. Gains and losses (realized and unrealized) included in earnings for other securities are reported in Other income and (expenses) in the consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

		September 30, 2012		December 31, 2011
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse and limited-recourse debt (a)	3	$1,717,720	$1,727,997	$356,209	$361,948
Senior credit facility	2	418,160	418,160	233,160	233,160
Deferred acquisition fees receivable (b)	3	20,895	25,919	29,410	31,638

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

(b)         We determined the estimated fair value of our deferred acquisition fees based on an estimate of discounted cash flows using two significant unobservable inputs, which are the leverage adjusted unsecured spread and an illiquidity adjustment with a weighted average range of 275-325 bps and 50 — 100 bps, respectively. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both September 30, 2012 and December 31, 2011.

W. P. Carey Inc. 9/30/2012 10-Q — 31

Notes to Consolidated Financial Statements

Items Measured at Fair Value on a Non-Recurring Basis

We perform an assessment, when required, of the value of certain of our real estate investments in accordance with current authoritative accounting guidance. As part of that assessment, we determine the valuation of these assets using widely accepted valuation techniques, including expected discounted cash flows or an income capitalization approach, which considers prevailing market capitalization rates. We review each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. As a result of our assessments, we calculated impairment charges based on market conditions and assumptions that existed at the time. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change. Assets acquired and liabilities assumed in the Merger approximate fair value. The valuation methods related to the assets acquired, liabilities assumed, equity investments and noncontrolling interests associated with the Merger are discussed in Note 3.

The following tables present information about our other assets that were measured on a fair value basis (in thousands):

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
	Measurements	Charges	Measurements	Charges
Impairment Charges From Continuing Operations:
Real estate (a)	$8,050	$5,535	$—	$—
Equity investments in real estate (b)	21,510	2,244	—	—
	29,560	7,779	—	—

Impairment Charges From Discontinued Operations:
Real estate (a)	—	—	4,473	4,934
	$29,560	$7,779	$4,473	$4,934

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
	Measurements	Charges	Measurements	Charges
Impairment Charges From Continuing Operations:
Real estate (a)	$8,050	$5,535	$—	$—
Equity investments in real estate (b)	21,510	5,776	1,554	206
	29,560	11,311	1,554	206

Impairment Charges From Discontinued Operations:
Real estate (a)	30,147	6,727	4,823	4,975
	$59,707	$18,038	$6,377	$5,181

(a)         These fair value measurements were developed by third-party sources, subject to our corroboration for reasonableness

(b)         During the three and nine months ended September 30, 2012, we incurred other-than-temporary impairment charges totaling $2.2 million and $5.8 million, respectively, on our investment in CPA®:16 — Global’s operating partnership to reduce its carrying value to its estimated fair value, which had declined. This investment’s fair value was obtained using an estimate of discounted cash flows using two significant unobservable inputs, which are the discount rate and the estimated general and administrative costs as a percentage of assets under management with a weighted average range of 12.75% — 15.75% and 35 bps — 45 bps, respectively. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement. The valuation was also dependent upon the estimated date of a liquidity event for CPA®:16 — Global because cash flows attributable to this investment would cease upon such event. Therefore, the fair value of this investment may decline in the future as the estimated liquidation date approaches.

W. P. Carey Inc. 9/30/2012 10-Q — 32

Notes to Consolidated Financial Statements

Note 10. Risk Management and Use of Derivative Financial Instruments

In the normal course of our ongoing business operations, we encounter economic risk. There are three main components of economic risk that impact us: interest rate risk, credit risk and market risk. We are primarily subject to interest rate risk on our interest-bearing liabilities. Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans, as well as changes in the value of our other securities and the shares we hold in the REITs due to changes in interest rates or other market factors. In addition, we own investments in the European Union and are subject to the risks associated with changing foreign currency exchange rates.

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

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
as Hedging Instruments	Balance Sheet Location	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Foreign currency contracts	Other assets, net	$10	$—	$—	$—
Foreign currency contracts	Accounts payable, accrued expenses and other liabilities	—	—	(319)	—
Interest rate swap	Accounts payable, accrued expenses and other liabilities	—	—	(6,071)	(4,175)

Derivatives Not Designated
as Hedging Instruments
Stock warrants (a)	Other assets, net	1,640	—	—	—
Interest rate swaps (a)	Accounts payable, accrued expenses and other liabilities	—	—	(16,627)	—
Total derivatives		$1,650	$—	$(23,017)	$(4,175)

(a)         As described below, we acquired these instruments from CPA®:15 in the Merger.

W. P. Carey Inc. 9/30/2012 10-Q — 33

Notes to Consolidated Financial Statements

The following table presents the impact of derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income
	on Derivatives (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2012	2011	2012	2011
Foreign currency contracts	$241	$—	$328	$—
Interest rate swaps	(427)	(3,009)	(1,240)	(3,189)
Total	$(186)	$(3,009)	$(912)	$(3,189)

	Amount of Gain (Loss) Reclassified from Other Comprehensive Income
	into Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2012	2011	2012	2011
Interest rate swaps	$(340)	$—	$(1,050)	$—

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not in Cash Flow	Location of Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
Hedging Relationships	Recognized in Income	2012	2011	2012	2011
Interest rate swaps(a)	Interest expense	$37	$—	$37	$—
Stock warrants	Other income and (expenses)	—	—	28	—
Foreign currency contracts	Other income and (expenses)	(87)	—	(84)	—
Total		$(50)	$—	$(19)	$—

(a)         Relates to the ineffective portion of the hedging relationship on contracts acquired from CPA®:15 in connection with the Merger.

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

The interest rate swaps that we had outstanding on our consolidated subsidiaries at September 30, 2012 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

		Notional	Effective	Effective	Expiration	Fair Value at
Description	Type	Amount	Interest Rate	Date	Date	September 30, 2012
3-Month Euro Interbank Offering Rate (“Euribor”) (a)	“Pay-fixed” swap	$8,111	4.2%	3/2008	3/2018	$(1,325)
1-Month LIBOR	“Pay-fixed” swap	4,448	3.0%	4/2010	4/2015	(275)
3-Month Euribor (a)	“Pay-fixed” swap	33,778	3.0%	7/2010	7/2020	(3,817)
1-Month LIBOR	“Pay-fixed” swap	6,953	4.4%	6/2012	3/2022	(146)
3-Month Euribor (a)	“Pay-fixed” swap	25,928	3.9%	8/2012	8/2022	(508)
						$(6,071)

W. P. Carey Inc. 9/30/2012 10-Q — 34

Notes to Consolidated Financial Statements

(a)         Amounts are based on the applicable exchange rate at September 30, 2012.

The interest rate swaps that we had outstanding on our consolidated subsidiaries at September 30, 2012 were not designated as hedging and are summarized as follows (dollars in thousands):

		Notional	Effective	Effective	Expiration	Fair Value at
Description (a) (c)	Type	Amount	Interest Rate	Date	Date	September 30, 2012
3-Month Euribor (b)	“Pay-fixed” swap	$128,600	3.7%	7/2006	7/2016	$(14,985)
3-Month Euribor (b)	“Pay-fixed” swap	7,085	4.3%	4/2007	7/2016	(937)
1-Month LIBOR	“Pay-fixed” swap	9,723	4.4%	4/2008	10/2015	(592)
1-Month LIBOR	“Pay-fixed” swap	20,537	0.9%	4/2012	7/2013	(113)
						$(16,627)

(a)         These interest rate swaps were acquired from CPA®:15 in the Merger. They do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the debt we acquired in the Merger.

(b)         Amounts are based on the applicable exchange rate of the Euro at September 30, 2012.

(c)          Notional and fair value amounts include, on a combined basis, portions attributable to noncontrolling interests totaling $43.6 million and $(4.0) million, respectively.

The interest rate caps that our unconsolidated jointly-owned investments had outstanding at September 30, 2012 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Ownership
	Interest at		Notional			Effective	Expiration	Fair Value at
Description	September 30, 2012	Type	Amount	Cap Rate	Spread	Date	Date	September 30, 2012
3-Month LIBOR (a)	17.8%	Interest rate cap	$120,076	4.0%	4.8%	8/2009	8/2014	$3
1-Month LIBOR (b)	79.0%	Interest rate cap	17,405	3.0%	4.0%	9/2009	4/2014	—
								$3

(a)         The applicable interest rate of the related loan was 3.0% at September 30, 2012; therefore, the interest rate cap was not being utilized at that date.

(b)         The applicable interest rate of the related loan was 4.2% at September 30, 2012; therefore, the interest rate cap was not being utilized at that date. The fair value for this interest rate cap was less than $0.1 million at September 30, 2012.

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

W. P. Carey Inc. 9/30/2012 10-Q — 35

Notes to Consolidated Financial Statements

The following table presents the foreign currency derivative contracts we had outstanding at September 30, 2012 which were designated as cash flow hedges (dollars in thousands, except strike price):

	Notional	Strike	Effective	Expiration	Fair Value at
Type	Amount (a)	Price	Date	Date	September 30, 2012
Forward contracts	$69,433	$1.27 - 1.30	5/2012	12/2012 - 6/2017	$(309)

(a)         Amounts reflect a Euro/U.S. dollar exchange rate of $1.2860 at September 30, 2012.

Stock Warrants

In connection with the Merger, we acquired warrants from CPA®:15, which were granted by Hellweg Die Profi-Baumarkte GmbH & Co KG (“Hellweg 2”) to CPA®:15 in connection with structuring the initial lease transaction, for a total cost of $1.6 million, which was the fair value of the warrants on the date of acquisition. These warrants give us participation rights to any distributions made by Hellweg 2. In addition, we are entitled to a cash distribution that equals a certain percentage of the liquidity event price of Hellweg 2, should a liquidity event occur. Because these warrants are readily convertible to cash and provide for net cash settlement upon conversion, we account for them as derivative instruments.

Other

Amounts reported in Other comprehensive income related to interest rate swaps will be reclassified to interest expense as interest payments are made on our variable-rate debt. At September 30, 2012, we estimate that an additional $2.0 million will be reclassified as interest expense during the next 12 months related to our interest rate swaps.

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of collateral received, if any. No collateral was received as of September 30, 2012. At September 30, 2012, our total credit exposure and the maximum exposure to any single counterparty was less than $0.1 million, inclusive of noncontrolling interest.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At September 30, 2012, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $24.1 million, which included accrued interest but excluded any adjustment for nonperformance risk. If we had breached any of these provisions at September 30, 2012, we could have been required to settle our obligations under these agreements at their aggregate termination value of $25.6 million.

W. P. Carey Inc. 9/30/2012 10-Q — 36

Notes to Consolidated Financial Statements

Portfolio Concentration Risk

Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized contractual minimum base rent for the third quarter of 2012, in certain areas, as shown in the table below. The percentages in the table below represent our directly-owned real estate properties and do not include our pro rata share of equity investments.

September 30, 2012
Region:
California	10%
Other U.S.	62%
Total U.S.	72%
Total Europe	28%
Total	100%

Asset Type:
Office	29%
Industrial	18%
Warehouse/Distribution	16%
Retail	14%
Self-storage	10%
All other	13%
Total	100%

Tenant Industry:
Retail	20%
All other	80%
Total	100%

Except for our investment in CPA®:16 — Global, there were no significant concentrations, individually or in the aggregate, related to our unconsolidated jointly-owned investments. At September 30, 2012, we owned approximately 18.2% of CPA®:16 — Global, which had total assets at that date of approximately $3.4 billion consisting of a portfolio comprised of full or partial ownership interests in 503 properties substantially all of which were triple-net leased to 145 tenants, and has certain concentrations within its portfolio, which are outlined in its periodic filings.

Note 11. Debt

Senior Credit Facility

In February 2012, we amended and restated our existing credit agreement (the “Amended and Restated Credit Agreement”) to increase the maximum aggregate principal amount from $450.0 million to $625.0 million, which is comprised of a $450.0 million unsecured revolving credit facility (the “Revolver”) and a $175.0 million term loan facility (the “Term Loan Facility” and, together with the Revolver, the “Senior Credit Facility.”) The Term Loan Facility was available in a single draw and used solely to finance in part the Merger Consideration and transaction costs and expenses. We drew down the full amount of the Term Loan Facility on September 28, 2012 in connection with the closing of the Merger. The Senior Credit Facility matures in December 2014, but may be extended by one year at our option, subject to the conditions provided in the Amended and Restated Credit Agreement. At our election, the principal amount available under the Senior Credit Facility may be increased by up to an additional $125.0 million, subject to the conditions provided in the Amended and Restated Credit Agreement. The Senior Credit Facility also permits (i) up to $150.0 million to be borrowed in certain currencies other than the U.S. dollar, (ii) swing line loans of up to $35.0 million, and (iii) the issuance of letters of credit in an aggregate amount not to exceed $50.0 million.

W. P. Carey Inc. 9/30/2012 10-Q — 37

Notes to Consolidated Financial Statements

The Senior Credit Facility provides for an annual interest rate, at our election, of either (i) the Eurocurrency Rate or (ii) the Base Rate, in each case plus the Applicable Rate (each as defined in the Amended and Restated Credit Agreement). Prior to us obtaining an Investment Grade Debt Rating (as defined in the Amended and Restated Credit Agreement), the Applicable Rate on Eurocurrency Rate loans and letters of credit ranges from 1.75% to 2.50% and the Applicable Rate on Base Rate loans ranges from 0.75% to 1.50%. After an Investment Grade Debt Rating has been obtained, the Applicable Rate on Eurocurrency Rate loans and letters of credit ranges from 1.10% to 2.00% and the Applicable Rate on Base Rate loans ranges from 0.10% to 1.00%. Swing line loans will bear interest at the Base Rate plus the Applicable Rate then in effect. In addition, prior to obtaining an Investment Grade Debt Rating, we pay a quarterly fee ranging from 0.3% to 0.4% of the unused portion of the line of credit, depending on our leverage ratio. After an Investment Grade Debt Rating has been obtained, we will pay a facility fee ranging from 0.2% to 0.4% of the total commitment. In connection with the amendments of the credit agreement, we incurred costs of $7.0 million, which are being amortized over the remaining term of the facility.

Availability under the Senior Credit Facility is dependent upon a number of factors, including the Unencumbered Property NOI, the Unencumbered Management EBITDA and the Total Unsecured Outstanding Indebtedness (each as defined in the Amended and Restated Credit Agreement). At September 30, 2012, availability under the Senior Credit Facility was $526.1 million, of which we had drawn $418.2 million, including $175.0 million under the Term Loan which we used to pay for the cash portion of the Merger Consideration (Note 3). At September 30, 2012, we paid interest on the Senior Credit Facility at an annual interest rate consisting of LIBOR plus 1.75%. In addition, as of September 30, 2012, our lenders had issued letters of credit totaling $6.8 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under the Senior Credit Facility. The Senior Credit Facility is expected to be utilized primarily for potential new investments; repayment of existing debt and general corporate purposes as well as for repurchases of our common stock from the Estate Shareholders (Note 4).

The Senior Credit Facility requires us to ensure that the total Restricted Payments (as defined in the Amended and Restated Credit Agreement) made in the current quarter, when added to the total for the three preceding fiscal quarters, does not exceed the greater of (i) 95% of Adjusted Funds from Operations (as defined in the Amended and Restated Credit Agreement) and (ii) the amount of Restricted Payments required in order for us to maintain our real estate investment trust status. Restricted Payments include quarterly dividends and the total amount of shares repurchased by us, if any, in excess of $50.0 million per year. In addition to placing limitations on dividend distributions and share repurchases, the Amended and Restated Credit Agreement stipulates six financial covenants that require us to maintain the following ratios and benchmarks at the end of each quarter (the quoted variables are specifically defined in the credit facility agreement):

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

(v)         a “minimum unsecured interest coverage ratio,” which requires us to maintain a ratio of “unencumbered property NOI plus unencumbered management EBITDA” to “interest expense on total unsecured outstanding indebtedness of 2.00 to 1.00; and

(vi)      a limitation on “recourse indebtedness,” which prohibits us from incurring additional secured indebtedness other than “non-recourse indebtedness” or indebtedness that is recourse to us that exceeds $100.0 million or 5% of the “total value,” whichever is greater.

We were in compliance with all of these covenants at September 30, 2012.

Non-Recourse and Limited-Recourse Debt

Non-recourse and limited-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real property, and direct financing leases, with an aggregate carrying value of $2.2 billion at September 30, 2012. Our mortgage notes payable had fixed annual interest rates ranging from 2.7% to 10.0% and variable effective annual interest rates ranging from 2.8% to 7.6% with maturity dates ranging from 2012 to 2037 at September 30, 2012.

In connection with the Merger (Note 3), we assumed property level debt comprised of 9 variable-rate and 58 fixed-rate non-recourse mortgages with fair values totaling $295.2 million and $1.1 billion, respectively, on the acquisition date and recorded an aggregate net

W. P. Carey Inc. 9/30/2012 10-Q — 38

Notes to Consolidated Financial Statements

fair market value adjustment of $14.8 million at that date. The fair market value adjustment will be amortized to interest expense over the remaining lives of the related loans using the effective interest rate method. These fixed-rate and variable-rate mortgages had weighted-average annual interest rates of 5.08% and 5.03%, respectively.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2012, for each of the next four calendar years following September 30, 2012, and thereafter are as follows (in thousands):

Years Ending December 31,	Total (a)
2012 (remainder)	$43,519
2013	171,915
2014 (b)	791,429
2015	235,704
2016	86,174
Thereafter through 2037	824,896
2,153,637
Unamortized discount	(17,757)
Total	$2,135,880

(a)         Certain amounts are based on the applicable foreign currency exchange rate at September 30, 2012.

(b)         Includes $243.2 million outstanding under our Revolver and $175.0 million outstanding under our Term Loan Facility at September 30, 2012, each of which is scheduled to mature in 2014 unless extended pursuant to its terms.

Note 12. Commitments and Contingencies

At September 30, 2012, we were not involved in any material litigation.

For a description of an agreement that we entered into regarding repurchases of our common stock from the Estate Shareholders, see Note 4.

Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 13. Equity and Stock-Based and Other Compensation

Stock-Based Compensation

The total compensation expense (net of forfeitures) for our stock-based compensation plans was $10.0 million and $4.4 million for the three months ended September 30, 2012 and 2011, respectively, and $19.7 million and $13.1 million for the nine months ended September 30, 2012 and 2011, respectively, all of which are included in General and administrative expenses in the consolidated financial statements. Total stock-based compensation expense for each of the three and nine months ended September 30, 2012 included $6.0 million in compensation expense related to the revision of the expected payout ratio of the performance stock units (“PSUs”) issued in 2010 and 2011. The income tax benefit recognized by us related to these plans totaled $2.3 million and $1.2 million for the three months ended September 30, 2012 and 2011, respectively, and $8.9 million and $2.1 million for the nine months ended September 30, 2012 and 2011, respectively.

In connection with the Merger in September 2012, we adopted and assumed all of the stock-based compensation plans of our predecessor and all of its obligations thereunder. There has been no significant activity or changes to the terms and conditions of any of our stock-based compensation plans or arrangements during 2012, other than as described below.

W. P. Carey Inc. 9/30/2012 10-Q — 39

Notes to Consolidated Financial Statements

2012 Award Activity

In January 2012, the compensation committee of our board of directors approved long-term incentive (“LTIP”) awards to key employees consisting of 168,900 restricted stock units (“RSUs”), which represent the right to receive shares of our common stock over time, and 162,400 PSUs, which represent the right to receive shares of our common stock based on the level of achievement during a specified performance period of one or more performance goals for us set by the independent compensation committee of our board of directors. The RSUs are scheduled to vest in equal annual installments over three years. Vesting of the PSUs is conditioned upon the extent that we achieve the performance goals during the performance period, which was set as January 1, 2012 through December 31, 2014. The ultimate number of shares to be issued upon vesting of PSUs will depend on the extent to which we meet the performance goals and can range from zero to three times the original “target” awards noted above. In February and March 2012, in connection with entering into employment agreements with two key officers, the compensation committee granted 42,000 PSUs and 78,000 RSUs to the officers that have the same terms and performance goals as noted above. Additionally, in January 2012, two investment officers received awards pursuant to their existing employment agreements, consisting of 120,000 PSUs, of which the vesting of 100,000 PSUs are subject to the same three-year performance goals set by the compensation committee and the vesting of 20,000 PSUs are subject to our Chief Executive Officer’s discretion, based on the officers’ performance in the next two years. At September 30, 2012, aggregate unrecognized expected compensation expense was approximately $22.3 million related to PSUs and $17.6 related to RSUs. We will review our performance against these goals on an ongoing basis and update expectations as warranted.

In July 2012, we issued automatic annual grants of 15,020 RSUs, with a total value of $0.7 million, to our directors for services they rendered, which were issued under the 2009 Non-Employee Directors’ Incentive Plan. These shares were fully vested upon grant, although the actual delivery of the underlying shares is deferred until the date that each director leaves the board. As a result of the 2012 awards, we recognized compensation expense of $0.7 million during the third quarter of 2012.

Employee Stock Purchase Plan

In June 2012, the shareholders of our predecessor approved an amendment to the Employee Stock Purchase Plan (“ESPP”), which increased the number of shares of our common stock available for issuance under the ESPP to 500,000 shares.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income attributable to W. P. Carey common stockholders	$2,588	$25,202	$46,654	$129,988
Allocation of distribution equivalents paid on unvested restricted stock units in excess of net income	(23)	(371)	(413)	(1,914)
Net income — basic	2,565	24,831	46,241	128,074
Income effect of dilutive securities, net of taxes	(20)	355	(82)	695
Net income — diluted	$2,545	$25,186	$46,159	$128,769

Weighted average shares outstanding — basic	40,366,298	39,861,064	40,398,433	39,794,506
Effect of dilutive securities	761,106	543,456	631,145	629,810
Weighted average shares outstanding — diluted	41,127,404	40,404,520	41,029,578	40,424,316

W. P. Carey Inc. 9/30/2012 10-Q — 40

Notes to Consolidated Financial Statements

Securities included in our diluted earnings per share determination consist of stock options and restricted stock awards. Securities totaling 1,045,700 shares and 920,273 shares for the three and nine months ended September 30, 2011, respectively, were excluded from the earnings per share computations above as their effect would have been anti-dilutive. There were no such anti-dilutive securities during the three and nine months ended September 30, 2012.

Note 14. Noncontrolling Interests

Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. There were no changes in our ownership interest in any of our consolidated subsidiaries for the nine months ended September 30, 2012 other than our $238.0 million acquisition of noncontrolling interests in the properties we acquired from CPA®:15 in connection with the Merger (Note 3).

Redeemable Noncontrolling Interest

We account for a former employee’s noncontrolling interest in WPCI (Note 4) as a redeemable noncontrolling interest, as we have an obligation to repurchase the interest from that individual, subject to certain conditions. The individual’s interest is reflected at estimated redemption value for all periods presented. Redeemable noncontrolling interest, as presented on the consolidated balance sheets, reflects an adjustment of $0.1 million and $(0.5) million at September 30, 2012 and December 31, 2011, respectively, to present the noncontrolling interest at redemption value.

The following table presents a reconciliation of redeemable noncontrolling interest (in thousands):

	Nine Months Ended September 30,
	2012	2011
Balance - beginning of period	$7,700	$7,546
Redemption value adjustment	79	(1,282)
Net (loss) income	(146)	1,241
Distributions	(1,014)	(875)
Change in other comprehensive income	4	1
Balance - end of period	$6,623	$6,631

Note 15. Income Taxes

We recognized an income tax provision of $0.4 million and $0.2 million for the three and nine months ended September 30, 2012, respectively, as a result of pre-tax losses generated by our taxable subsidiaries, while the income tax provision for the three and nine months ended September 30, 2011 was $5.9 million and $38.5 million, respectively. The difference in the provision for income taxes reflected in the consolidated statements of income as compared to the provision calculated at the statutory federal income tax rate is primarily attributable to state and foreign income taxes, the tax classification of entities in the consolidated group and various permanent differences between pre-tax GAAP income and taxable income.

As discussed in Note 3, W. P. Carey & Co. LLC, our predecessor, converted to a real estate investment trust through the REIT Reorganization. Effective February 15, 2012, we elected to be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code for the year ended December 31, 2012. As a real estate investment trust, we are not subject to federal income taxes on our income and gains that we distribute to our stockholders as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, as well as other factors. We believe that we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a real estate investment trust. As a real estate investment trust, we expect to derive most of our real estate investment trust income from our real estate operations under our Real Estate Ownership segment. We conduct our investment management services in our Investment Management segment through TRSs. A TRS is a subsidiary of a real estate investment trust that is subject to corporate federal, state, local and foreign taxes, as applicable, and we provide for income taxes in accordance with current authoritative accounting guidance. Our use of TRSs enables us to engage in certain businesses while complying with the real estate investment trust qualification requirements and also allows us to retain income generated by these businesses for reinvestment without the requirement to distribute those earnings. We conduct business in the U.S., Asia and the European Union, and as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. Certain of our inter-company transactions that have been eliminated in consolidation for financial accounting purposes are also subject to taxation. Periodically, shares in the REITs that are payable to our TRSs in consideration of services rendered are distributed from TRSs to us.

W. P. Carey Inc. 9/30/2012 10-Q — 41

Notes to Consolidated Financial Statements

Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2009 through 2012 remain open to examination by the major taxing jurisdictions to which we are subject.

Note 16. Segment Reporting

We evaluate our results from operations by our two major business segments — Investment Management and Real Estate Ownership (Note 1). Effective April 1, 2012, we include cash distributions and deferred revenue received and earned from the operating partnerships of CPA®:16 — Global, CPA®:17 — Global and CWI in our Real Estate Ownership segment. Results of operations for the prior year periods have been reclassified to conform to the current period presentation. The following table presents a summary of comparative results of these business segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Investment Management
Revenues (a)	$48,057	$53,354	$137,642	$204,968
Operating expenses (a)	(48,577)	(39,542)	(135,775)	(119,780)
Other, net (b)	1,048	375	3,244	2,398
Benefit from (provision for) income taxes	133	(5,075)	2,155	(38,511)
Income from continuing operations attributable to W. P. Carey stockholders	$661	$9,112	$7,266	$49,075
Real Estate Ownership (c)
Revenues	$22,979	$23,304	$70,354	$63,894
Operating expenses (d)	(43,260)	(12,631)	(72,498)	(34,123)
Interest expense	(7,868)	(5,989)	(22,459)	(15,660)
Other, net (e)	31,339	15,666	74,823	69,374
Provision for income taxes	(512)	(854)	(2,347)	(15)
Income from continuing operations attributable to W. P. Carey stockholders	$2,678	$19,496	$47,873	$83,470
Total Company
Revenues (a)	$71,036	$76,658	$207,996	$268,862
Operating expenses (a)	(91,837)	(52,173)	(208,273)	(153,903)
Interest expense	(7,868)	(5,989)	(22,459)	(15,660)
Other, net (e)	32,387	16,041	78,067	71,772
Provision for income taxes	(379)	(5,929)	(192)	(38,526)
Income from continuing operations attributable to W. P. Carey stockholders	$3,339	$28,608	$55,139	$132,545

	Total Long-Lived Assets at (f)		Total Assets at
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Investment Management	$1,759	$2,593	$114,288	$128,557
Real Estate Ownership	3,293,464	1,217,931	4,668,207	1,334,066
Total Company	$3,295,223	$1,220,524	$4,782,495	$1,462,623

(a)         Included in revenues and operating expenses are reimbursable costs from affiliates totaling $19.9 million and $14.7 million for the three months ended September 30, 2012 and 2011, respectively, and $59.1 million and $49.5 million for the nine months ended September 30, 2012 and 2011, respectively.

(b)         Includes Other interest income, Other income and (expenses), Net loss attributable to noncontrolling interests and Net loss (income) attributable to redeemable noncontrolling interest.

(c)          Included within the Real Estate Ownership segment is our total investment in shares of CPA®:16 — Global, which represents approximately 1% of our total assets at September 30, 2012 (Note 7).

(d)         Includes expenses incurred of $25.9 million and $30.6 million, respectively, related to the Merger for the nine months ended September 30, 2012 and 2011.

W. P. Carey Inc. 9/30/2012 10-Q — 42

Notes to Consolidated Financial Statements

(e)          Includes Other interest income, Income from equity investments in real estate and the REITs, Gain on change in control of interests, Other income and (expenses), and Net income attributable to noncontrolling interests.

(f)           Long-lived assets include Net investments in real estate and intangible assets related to management contracts.

At September 30, 2012, our international investments within our Real Estate Ownership segment were comprised of investments in France, Poland, Germany and Spain. The following tables present information about these investments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Lease revenues	$1,976	$2,115	$6,021	$6,248
Income from equity investments in real estate (a)	1,080	1,570	18,776	4,719
	$3,056	$3,685	$24,797	$10,967

	September 30, 2012	December 31, 2011
Long-lived assets	$106,298	$66,086

(a)         Amount for the nine months ended September 30, 2012 included our $15.1 million share of the net gain recognized by a jointly-owned entity in connection with selling its interests in the Médica investment.

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

The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$108	$2,677	$1,418	$6,627
Expenses	(450)	(1,761)	(2,288)	(5,481)
Gain on deconsolidation of a subsidiary	—	1,008	—	1,008
(Loss) gain on sale of real estate	(409)	(396)	(888)	264
Impairment charges	—	(4,934)	(6,727)	(4,975)
Loss from discontinued operations	$(751)	$(3,406)	$(8,485)	$(2,557)

2012 — During the nine months ended September 30, 2012, we sold seven domestic properties for $31.8 million, net of selling costs, and recognized an aggregate net loss on these sales of $0.9 million, excluding impairment charges of $6.7 million recognized in the current year and $11.8 million previously recognized during 2011. The net loss on sale of real estate recognized during the nine months ended September 30, 2012 included $0.4 million related to properties sold during the three months ended September 30, 2012.

2011 — During the nine months ended September 30, 2011, we sold six domestic properties for $11.0 million, net of selling costs, and recognized a net gain on these sales of $0.3 million, excluding previously recognized impairment charges of $2.7 million during the nine months ended September 30, 2010. (Loss) gain on sale of real estate recognized during the nine months ended September 30, 2011 included a net loss of $0.4 million related to properties sold during the three months ended September 30, 2011.

In September 2011, one of our subsidiaries consented to a court order appointing a receiver when the subsidiary stopped making payments on the non-recourse debt obligation on a property after the tenant, Career Education Institute, vacated the property. As we no longer had control over the activities that most significantly impact the economic performance of this subsidiary following

W. P. Carey Inc. 9/30/2012 10-Q — 43

Notes to Consolidated Financial Statements

possession of the property by the receiver, we deconsolidated the subsidiary during the third quarter of 2011. As of the date of deconsolidation, the property had a carrying value of $5.3 million, reflecting the impact of impairment charges totaling $5.6 million recognized during the fourth quarter of 2010, and the related non-recourse mortgage loan had an outstanding balance of $6.3 million. In connection with the deconsolidation, we recognized a gain of $1.0 million during the third quarter of 2011. We believe that our retained interest in this deconsolidated entity had no value at the date of deconsolidation.

Note 18. Subsequent Events

Purchase of Common Shares

On October 1, 2012, we received notice from the Estate Shareholders indicating their intention to fully exercise the Second Sale Option, and, as a result, on October 9, 2012, we repurchased 410,964 shares of our common stock for $20.0 million from the Estate Shareholders at a price of $48.67 per share, which represented 96% of the 10-day weighted average market price through September 28, 2012 in accordance with the terms of our existing Share Purchase Agreement with the Estate Shareholders (Note 4). We drew down on our Revolver to finance the purchase.

Sale of Common Shares

On October 19, 2012, we entered into an agreement to sell 937,500 shares of our common stock to an institutional investor, which were issued pursuant to our existing shelf registration statement. The shares were issued in a privately negotiated transaction at a purchase price of $48.00 per share. The proceeds to us from the sale of these shares were $45.0 million. We delivered the shares to the institutional investor on October 19, 2012. The institutional investor’s shares are subject to a 30-day lock-up, during which time the shares cannot be sold.

W. P. Carey Inc. 9/30/2012 10-Q — 44

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our MD&A should be read in conjunction with the 2011 Annual Report.

Business Overview

We provide long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and manage a global investment portfolio of more than 995 properties, including our owned portfolio. We operate in two business segments — Investment Management and Real Estate Ownership, as described below. On September 28, 2012, as part of a plan to reorganize the business operations of W. P. Carey & Co. LLC in order to qualify as a real estate investment trust for U. S. federal income tax purposes, W. P. Carey & Co. LLC merged with and into W. P. Carey Inc, with W. P. Carey Inc. as the surviving corporation. Additionally, on September 28, 2012, CPA®:15 merged with our subsidiary, with CPA®:15 surviving as our indirect wholly-owned subsidiary. As a result of both transactions, we succeeded to all of the businesses, assets and liabilities of each of W. P. Carey & Co. LLC and CPA®:15, and own all the assets previously held by, and carry on the business of each of, W. P. Carey & Co. LLC and CPA®:15. We now hold substantially all of our real estate assets, including the assets acquired from CPA®:15, in our Real Estate Ownership segment, while the activities conducted by our Investment Management segment subsidiaries are organized under TRSs (Note 3).

Investment Management — As of September 30, 2012, we provided services to three affiliated publicly-owned, non-listed real estate investment trusts: CPA®:16 — Global, CPA®:17 — Global and CWI. In September 2012, another affiliated publicly-owned, non-listed real estate investment trust, CPA®:15, merged with and into us, and in May 2011, CPA®:14, also an affiliated publicly-owned non-listed real estate investment trust, merged with and into a subsidiary of CPA®:16 — Global. We structure and negotiate investments and debt placement transactions for the REITs, for which we earn structuring revenue, and manage their portfolios of real estate investments, for which we earn asset-based management and performance revenue. We earn asset-based management and performance revenue from the CPA® REITs based on the value of their real estate-related and, for CWI, its lodging-related assets under management. As funds available to the REITs are invested, the asset base from which we earn revenue increases. We may also earn incentive and disposition revenue and receive other compensation in connection with providing liquidity alternatives to the REIT stockholders, as we did for CPA®:14 stockholders with the CPA®:14/16 Merger. In the Merger, we waived the subordinated disposition and termination fees we would have been entitled to receive from CPA®:15 upon its liquidation pursuant to the terms of our advisory agreement with CPA®:15.

Real Estate Ownership — We own and invest in commercial properties in the U.S. and the European Union that are then leased to companies, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. We may also invest in other properties if opportunities arise. We own interests in the REITs and account for these interests under the equity method of accounting. In addition, we receive a percentage of distributions of Available Cash as defined in the respective advisory agreements from the operating partnerships of CPA®:16 — Global, CPA®:17 — Global and CWI, and earn deferred revenue from our special member interest in CPA®:16 — Global’s operating partnership. Effective April 1, 2012, we include such distributions and deferred revenue in our Real Estate Ownership segment. At September 30, 2012, our portfolio was comprised of our full or partial ownership interest in 430 properties, including certain properties in which the CPA® REITs also have an ownership interest. Substantially all of these properties, totaling approximately 39.1 million square feet (on a pro rata basis), were net leased to 133 tenants, with an occupancy rate of approximately 98.4%. In addition, through our consolidated subsidiaries, Carey Storage and Livho, we have interests in 21 self storage properties and a hotel property, respectively. Collectively, at September 30, 2012, the CPA® REITs owned all or a portion of over 695 properties, including certain properties in which we have an ownership interest. Substantially all of these properties, totaling approximately 81.0 million square feet (on a pro rata basis), were net leased to 187 tenants, with an average occupancy rate of approximately 97.9%.

W. P. Carey Inc. 9/30/2012 10-Q — 45

Financial Highlights

Our results for the three and nine months ended September 30, 2012 and 2011 included the following significant unusual items:

•                  Decreases in structuring revenue of $12.9 million and $23.3 million, respectively, due to the lower investment volume in the current year periods compared to the respective prior year periods;

•                  Costs incurred in connection with the Merger of $25.9 million and $30.6 million, respectively in the current year periods; and

•                  Non-recurring revenues of $52.5 million earned during the nine months ended September 30, 2011 in connection with providing a liquidity event for CPA®:14 stockholders, the CPA®:14/16 Merger, in May 2011.

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total revenues (excluding reimbursed costs from affiliates)	$51,157	$61,951	$148,896	$219,377
Net income attributable to W. P. Carey common stockholders	2,588	25,202	46,654	129,988
Cash flow provided by operating activities			31,739	62,652
Cash flow provided by (used in) investing activities			82,568	(127,885)
Cash flow provided by financing activities			93,210	37,357
Distributions paid	23,167	22,211	69,180	63,060
Supplemental financial measure:
Funds from operations - as adjusted	33,919	41,550	101,810	153,643

We consider the performance measures listed above, including Funds from operations — as adjusted (“AFFO”), a supplemental measure that is not defined by GAAP (“non-GAAP”), to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on increasing and enhancing the value, quality and amount of assets under management by our Investment Management segment and the ability to generate the cash flow necessary to meet our objectives in our Real Estate Ownership segment. Results of operations by reportable segment are described below in Results of Operations. See Supplemental Financial Measures below for our definition of the non-GAAP measure and reconciliation to its most directly comparable GAAP measure.

Total revenues decreased during the three and nine months ended September 30, 2012 as compared to the same periods in 2011. Revenues from our Investment Management segment decreased during each of the current year periods because of a lower volume of investments structured on behalf of the REITs.  Revenues from our Investment Management segment also decreased during the nine month period primarily due to the incentive, termination and subordinated disposition revenue recognized in connection with providing a liquidity event for CPA®:14 stockholders through the CPA®:14/16 Merger in May 2011. This decrease was partially offset by revenues from the properties we purchased in May 2011 from CPA®:14 in connection with the CPA®:14/16 Merger, which contributed to an increase in revenues from our Real Estate Ownership segment.

Net income attributable to W. P. Carey common stockholders decreased during the three and nine months ended September 30, 2012 as compared to the same periods in 2011. Results from operations in our Investment Management segment decreased during each of the current year periods because of a lower volume of investments structured on behalf of the REITs and decreased during the nine month period primarily due to the incentive, termination and subordinated disposition revenue recognized in connection with the CPA®:14/16 Merger in May 2011.  Results from operations in our Real Estate Ownership segment were also lower during the current year periods as compared to the same periods in 2011, primarily due to costs incurred in connection with the Merger and a decrease in Gain on change in control of interests compared to the prior year period.

Cash flow from operating activities decreased during the nine months ended September 30, 2012 as compared to the same period in 2011, primarily due to subordinated disposition revenues received in connection with providing a liquidity event to CPA®:14 stockholders through the CPA®:14/16 Merger in May 2011. Additionally, cash flow from operating activities decreased in the current year period as a result of costs incurred in connection with the Merger during the nine months ended September 30, 2012 as compared to the prior year period.

Our quarterly cash distribution increased to $0.65 per share for the third quarter of 2012, which equates to $2.60 per share on an annualized basis, from $0.567 per share in the prior quarter. The increase was primarily due to our conversion to a REIT as of

W. P. Carey Inc. 9/30/2012 10-Q — 46

September 28, 2012, which requires us to, among other things, distribute at least 90% of our net taxable income (excluding net capital gains) on an annual basis.

Our AFFO supplemental measure decreased during the three and nine months ended September 30, 2012 as compared to the same period in 2011.  The change in the nine-month period was primarily due to the $52.5 million of incentive, termination and subordinated disposition income recognized in connection with the CPA®:14/16 Merger in May 2011. Both the three and the nine-month periods include a decrease in structuring revenue due to lower investment volume in the current year periods in the Investment Management segment. These decreases were partially offset by an increase in AFFO in our Real Estate Ownership segment in the current year period primarily as a result of income earned from the properties we purchased from CPA®:14 in 2011 in connection with the CPA®:14/16 Merger as well as income generated from our equity interests in the CPA® REITs, including our $121.0 million incremental investment in CPA®:16 — Global in connection with the CPA®:14/16 Merger.

Current Trends

General Economic Environment

We and the REITs are impacted by macro-economic environmental factors, the capital markets, and general conditions in the commercial real estate market, both in the U.S. and globally. Despite prior signs of economic stabilization in the U.S., we believe that a lack of political consensus with respect to U.S. and European fiscal policy has impacted investor and consumer confidence. It is not possible to predict with certainty the outcome of these trends. Nevertheless, our views of the effects of the current financial and economic trends on our business, as well as our response to those trends, are presented below.

Foreign Exchange Rates

Fluctuations in foreign currency exchange rates impact both our Real Estate Ownership and Investment Management segments. In our Real Estate Ownership segment, we are impacted through our ownership of properties in the European Union, including those we acquired in the Merger from CPA®:15, and through our equity ownership in the CPA® REITs, which each have significant foreign investments, primarily in countries that use the Euro. In our Investment Management segment, exchange rate fluctuations may impact the asset management revenue we receive for managing the portfolios of the CPA® REITs as well as the quarterly distributions of available cash we receive from the operating partnerships of CPA®:16 — Global and CPA®:17 — Global.

Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. International investments carried on our balance sheet are marked to the spot exchange rate as of the balance sheet date. The U.S. dollar strengthened at September 30, 2012 versus the spot rate at December 31, 2011. The Euro/U.S. dollar exchange rate at September 30, 2012 was $1.2860, a 0.7% decrease from the December 31, 2011 rate of $1.2950. This strengthening had an unfavorable impact on our balance sheet, and especially those of the CPA® REITs, at September 30, 2012 as compared to the balance sheet at December 31, 2011.

The operational impact of currency fluctuations on our international investments is measured throughout the year. Due to the decline of the Euro to the U.S. dollar, the average rate we utilized to measure these operations decreased by 8.9% during the nine months ended September 30, 2012 versus the same period in 2011. This decrease had an unfavorable impact on our results of operations for us and the CPA® REITs in the current year period as compared to the prior year period. As a result, our share of earnings from the CPA® REITs was modestly impacted; however, as a result of hedging (see Item 3 for a discussion of our use of foreign currency hedges), distributions from the CPA®:16 — Global and CPA®:17 — Global operating partnerships were not significantly impacted.

Capital Markets

Domestically, new issuances of commercial mortgage-backed securities debt and increasing capital inflows to both commercial real estate debt and equity markets helped increase the availability of mortgage financing and sustained transaction volume during the past few quarters. We continue to observe that the cost for domestic debt has declined while events in the Euro-zone have impacted the price and availability of financing and have affected global commercial real estate capitalization rates, which vary depending on a variety of factors, including asset quality, tenant credit quality, geography and lease term.

Investment Opportunities

Through our Investment Management segment, we earn structuring revenue on the investments we structure on behalf of the REITs. Our ability to complete these investments on behalf of the REITs, and thereby earn structuring revenue, fluctuates based on the pricing and availability of both transactions and financing, among other factors.

W. P. Carey Inc. 9/30/2012 10-Q — 47

We continue to see investment opportunities that we believe will allow us to structure transactions on behalf of the REITs and, to a lesser extent, our owned portfolio, on favorable terms. Although capitalization rates continue to vary widely, we believe that the investment environment remains attractive and that we will be able to achieve attractive risk-adjusted returns for the REITs. We have benefited from commercial de-leveraging and recent new construction activity that has provided attractive investment opportunities for net lease investors such as W. P. Carey and the CPA® REITs. While the investment community continues to remain risk averse, we have experienced increased competition for investments, both domestically and internationally. We believe this is because the net lease financing market is perceived as a relatively conservative investment vehicle, and further capital inflows into the marketplace could put additional pressure on the returns that we can generate from our investments and our willingness and ability to execute transactions. In addition, we expect to continue to expand our ability to source deals in new markets.

We structured investments on behalf of the REITs totaling approximately $468.0 million during the nine months ended September 30, 2012, and based on current conditions, we expect that we will be able to continue to take advantage of the investment opportunities we are seeing in the U.S. and internationally through the near term. International investments comprised 9% (on a pro rata basis) of total investments structured during the nine months ended September 30, 2012. While international activity fluctuates from quarter to quarter, we currently expect that such transactions will continue to form a significant portion of the investments we structure, although the relative portion of international investments in any given period will vary.

We calculate net operating income for each property as the rent that we receive from a tenant, less debt service for any financing obtained for our investment in such property. The capitalization rate for an investment is a function of the purchase price that we are willing to pay for an investment, the rent that the tenant is willing to pay and the risk we are willing to assume. In our target markets for the REITs, we have recently seen capitalization rates ranging from 6% to 12% in the U.S. and internationally. The variability is due largely to the quality of the underlying assets, tenant credit quality and the terms of the leases and their geographic markets. Additionally, we have observed that capitalization rates for commoditized transactions are within the lower end of these ranges while the higher end is comprised of off-market deals requiring specialized knowledge.

Financing Conditions

Through our Investment Management segment, we earn structuring revenue related in part to the debt we obtain for the REITs. In addition, through our Real Estate Ownership segment, we are impacted by the cost and availability of financing for our owned properties and, through our equity interests, for properties owned by the REITs. Stabilization in the U.S. credit and real estate financing markets has resulted in lower costs for domestic financing while the ongoing sovereign debt issues in Europe have had the impact of increasing the cost of debt in certain international markets and made it more challenging for us to obtain debt for certain international deals. During the nine months ended September 30, 2012, we obtained non-recourse mortgage financing totaling $365.9 million on behalf of the REITs and $1.3 million for our owned real estate portfolio (each on a pro rata basis).

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

The NAV of CPA®:16 — Global did not change significantly between 2010 and 2011 primarily due to high occupancy rates, acceptable tenant credit quality and the long-term leases within its portfolio. NAVs have not been determined for CPA®:17 — Global and CWI. The NAVs of the REITs are based on a number of variables, including discount rate, individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates and tenant defaults, among others. We do not control these variables and, as such, cannot predict how they will change in the future.

W. P. Carey Inc. 9/30/2012 10-Q — 48

Credit Quality of Tenants

The credit quality of tenants primarily impacts our Real Estate Ownership segment. As a net lease investor, we are exposed to credit risk within our tenant portfolio, which can reduce our results of operations and cash flow from operations if our tenants are unable to pay their rent. Within our managed portfolios, tenant defaults can reduce the asset management revenue in our Investment Management segment if they lead to a decline in the appraised value of the assets of the REITs and they can also reduce our income and distributions from equity investments in the REITs within our Real Estate Ownership segment. Tenants experiencing financial difficulties may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court, resulting in reduced cash flow, which may negatively impact NAVs and require us or the REITs to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, we may restructure or renew leases on less favorable terms, or the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us or the REITs to incur impairment charges. Conversely, improving credit quality has a positive impact on NAVs.

Despite the apparent stabilization in domestic general business conditions over the past few quarters, which had a favorable impact on the overall credit quality of our tenants, we believe that there still remain significant risks to an economic recovery in the Euro-zone and its impact on the global economy. As of the date of this Report, we have no significant exposure to tenants operating under bankruptcy protection in our owned portfolio or in the CPA® REIT portfolios. It is possible, however, that tenants may file for bankruptcy or default on their leases in the future and that economic conditions may again deteriorate.

To mitigate credit risk, we have historically looked to invest in assets that we believe are critically important to our U.S. tenants’ operations and have attempted to diversify our owned portfolio and the CPA® REIT portfolios by tenant, tenant industry and geography. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with tenant management and review of tenants’ financial statements and compliance with any financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, re-leasing properties, refinancing debt and selling properties, as well as protecting our rights when tenants default or enter into bankruptcy.

Inflation

Inflation impacts our lease revenues and, through our equity ownership in the CPA® REITs and joint investments, our equity in earnings within our Real Estate Ownership segment because our leases and those of the CPA® REITs generally have rent adjustments that are either fixed or based on formulas indexed to changes in the Consumer Price Index (“CPI”) or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. We have seen relatively low inflation in the U.S. during the past few quarters.

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

We actively manage our owned real estate portfolio and the portfolios of the CPA® REITs and generally begin discussing options with tenants in advance of scheduled lease expirations. In certain cases, we may obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term or may elect to exercise purchase options, if any, in their leases. In cases where tenants elect not to renew, we may seek replacement tenants or try to sell the property. As of September 30, 2012, 1.9% of the annualized contractual minimum base rent in our owned portfolio, inclusive of properties acquired in the Merger, is scheduled to expire in the next twelve months.

The occupancy rate for our owned real estate portfolio was 98.4% at September 30, 2012, an increase of 5.6% from December 31, 2011, reflecting the acquisition of occupied properties in the Merger.

W. P. Carey Inc. 9/30/2012 10-Q — 49

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

During the third quarter, investor capital inflows for non-listed real estate investment trusts overall increased 9.3% compared to the prior quarter. We raised $186.0 million and $179.2 million on behalf of CPA®:17 — Global during the second and third quarters of 2012, respectively, reflecting a decrease of 3.7% since the second quarter. Since the beginning of CPA®:17 — Global’s follow-on offering on April 7, 2011 through September 30, 2012, we raised $960.5 million for CPA®:17 — Global. Since beginning fundraising for CPA®:17 — Global in December 2007 through September 30, 2012, we have raised approximately $2.5 billion on its behalf.

For CWI, we raised $108.9 million from the beginning of its offering in September 2010 through September 30, 2012, of which $24.3 million and $25.8 million were raised during the second and third quarters of 2012, respectively, representing an increase of 6.2% since the second quarter.

Results of Operations

We evaluate our results of operations by our two major business segments — Investment Management and Real Estate Ownership. Effective April 1, 2012, we include cash distributions and deferred revenue received and earned from the operating partnerships of CPA®:16 — Global, CPA®:17 — Global and CWI in our Real Estate Ownership segment. Results of operations for the prior year periods have been reclassified to conform to the current period presentation. A summary of comparative results of these business segments is as follows:

Investment Management (in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Revenues
Asset management revenue	$15,850	$14,840	$1,010	$47,088	$51,279	$(4,191)
Structuring revenue	8,316	21,221	(12,905)	19,576	42,901	(23,325)
Incentive, termination and subordinated disposition revenue	—	—	—	—	52,515	(52,515)
Wholesaling revenue	4,012	2,586	1,426	11,878	8,788	3,090
Reimbursed costs from affiliates	19,879	14,707	5,172	59,100	49,485	9,615
	48,057	53,354	(5,297)	137,642	204,968	(67,326)
Operating Expenses
General and administrative	(27,761)	(24,016)	(3,745)	(73,858)	(67,807)	(6,051)
Reimbursable costs	(19,879)	(14,707)	(5,172)	(59,100)	(49,485)	(9,615)
Depreciation and amortization	(937)	(819)	(118)	(2,817)	(2,488)	(329)
	(48,577)	(39,542)	(9,035)	(135,775)	(119,780)	(15,995)
Other Income and Expenses
Other interest income	239	362	(123)	808	1,558	(750)
Other income and (expenses)	4	(30)	34	93	205	(112)
	243	332	(89)	901	1,763	(862)
(Loss) income from continuing operations before income taxes	(277)	14,144	(14,421)	2,768	86,951	(84,183)
Benefit from (provision for) income taxes	133	(5,075)	5,208	2,155	(38,511)	40,666
Net (loss) income from investment management	(144)	9,069	(9,213)	4,923	48,440	(43,517)
Add: Net loss attributable to noncontrolling interests	769	680	89	2,197	1,876	321
Less: Net loss (income) attributable to redeemable noncontrolling interest	36	(637)	673	146	(1,241)	1,387
Net income from investment management attributable to W. P. Carey common stockholders	$661	$9,112	$(8,451)	$7,266	$49,075	$(41,809)

W. P. Carey Inc. 9/30/2012 10-Q — 50

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

For the three and nine months ended September 30, 2012 as compared to the same periods in 2011, asset management revenue increased by $1.0 million and decreased by $4.2 million, respectively. Combined asset management revenue from CPA®:14 and CPA®:16 — Global decreased by $0.3 million and $8.3 million, respectively, primarily due to a change in our fee arrangement with CPA®:16 — Global under its umbrella partnership real estate investment trust (“UPREIT”) structure after the CPA®:14/16 Merger. Immediately after the CPA®:14/16 Merger in May 2011, our asset management revenue from CPA®:16 — Global was reduced from 1% to 0.5% of the property value of the assets under management and we now receive a distribution of 10% of the Available Cash of CPA®:16 — Global’s operating partnership, which we record as Income from equity investments in the REITs within the Real Estate Ownership segment. Asset management revenue from CPA®:15 also decreased by $0.4 million and $1.0 million during the three and nine months ended September 30, 2012, respectively, as a result of recent property sales. These decreases were fully and partially offset by increases in revenue of $1.6 million and $4.9 million, respectively, during the three and nine months ended September 30, 2012 from CPA®:17 — Global as a result of new investments that it entered into during 2011 and 2012.

Structuring Revenue

We earn structuring revenue when we structure investments and debt placement transactions for the REITs. Structuring revenue is dependent on investment activity, which is subject to significant period-to-period variation. We structured real estate investments on behalf of the REITs totaling $198.3 million and $468.0 million, respectively, during the three and nine months ended September 30, 2012, compared to $498.2 million and $1.1 billion, respectively, for the three and nine months ended September 30, 2011.

For the three and nine months ended September 30, 2012 as compared to the same periods in 2011, structuring revenue decreased by $12.9 million and $23.3 million, respectively, due to the lower investment volume in the current year periods. Structuring revenue for the third quarter of 2011 includes $17.7 million primarily related to a significant acquisition by CPA®:17 — Global.

Incentive, Termination and Subordinated Disposition Revenue

Incentive, termination and disposition revenue is generally earned in connection with events in which we provide liquidity or alternatives to the REITs’ stockholders. These events do not occur every year, although one occurred in each of 2011 and 2012. As described in Note 3, we waived the subordinated disposition fees that we would have been entitled to received in the Merger pursuant to our advisory agreement with CPA®:15.

In connection with providing a liquidity event for CPA®:14 stockholders, in May 2011, we earned termination revenue of $31.2 million and subordinated disposition revenue of $21.3 million, which we received in shares of CPA®:14 and cash, respectively. These CPA®:14 shares were subsequently converted to shares of CPA®:16 — Global in connection with the CPA®:14/16 Merger.

Wholesaling Revenue

We earned a wholesaling fee of $0.15 per share sold in connection with CPA® 17 — Global’s initial public offering through April 7, 2011. In addition, as discussed in Note 4, we earn a dealer manager fee of up to $0.35 per share sold in connection with CPA®:17 — Global’s follow-on offering and $0.30 per share sold in connection with CWI’s initial public offering. We re-allow all or a portion of the dealer manager fees to selected dealers in the offerings. Dealer manager fees that are not re-allowed are classified as wholesaling revenue. Wholesaling revenue earned is generally offset by underwriting costs incurred in connection with the offerings, which are included in General and administrative expenses.

For the three and nine months ended September 30, 2012 as compared to the same periods in 2011, wholesaling revenue increased by $1.4 million and $3.1 million, respectively, primarily due to increases in shares sold in connection with CPA®:17 — Global and CWI’s offerings in the current year periods compared to the respective prior year periods.

W. P. Carey Inc. 9/30/2012 10-Q — 51

Reimbursed and Reimbursable Costs

Reimbursed costs (revenue) from affiliates and reimbursable costs (expenses) represent costs incurred by us on behalf of the REITs, consisting primarily of broker-dealer commissions and marketing and personnel costs, which are reimbursed by the REITs. Revenue from reimbursed costs from affiliates is offset by corresponding charges to reimbursable costs.

For the three and nine months ended September 30, 2012 as compared to the same periods in 2011, reimbursed and reimbursable costs increased by $5.2 million and $9.6 million, respectively, primarily due to increases in commissions paid to broker-dealers of $4.5 million and $5.0 million in the respective periods related to CPA®:17 — Global’s and CWI’s offerings as a result of corresponding increases in funds raised. In addition, personnel costs reimbursed by the REITS increased by $0.6 million and $2.1 million, respectively, primarily as a result of an increase in CPA®:17 — Global’s allocation base during 2012.

General and Administrative

For the three months ended September 30, 2012 as compared to the same period in 2011, general and administrative expenses increased by $3.8 million, primarily due to: a $1.2 million increase in underwriting costs in connection with CPA®:17 — Global and CWI’s offerings and increases in compensation-related costs, including an increase in stock-based compensation expense of $5.6 million as a result of changes in the expected payout of outstanding PSUs. These increases were partially offset by a decrease of $2.0 million in commissions to investment officers in 2012 as a result of lower investment volume during the current year period.

For the nine months ended September 30, 2012 as compared to the same period in 2011, general and administrative expenses increased by $6.1 million, primarily due to: an increase of $1.9 million in underwriting costs related to CPA®:17 — Global and CWI’s offerings, an increase in compensation expense of $3.7 million primarily as a result of an increase in the number of personnel in 2012, and an increase in stock-based compensation expense of $6.7 million primarily as a result of the changes in the expected payout of outstanding PSUs. These increases were substantially offset by a reduction in bonus expense and commissions to investment officers of $4.5 million in 2012 as a result of lower investment volume during the current year period.

Benefit from (Provision for) Income Taxes

For the three and nine months ended September 30, 2012, we recognized a benefit from income taxes of $0.1 million and $2.2 million, respectively, primarily due to the pre-tax net taxable loss recognized as a result of the lower volume of investments structured on behalf of the REITs and higher compensation expenses during the current year periods.

For the three and nine months ended September 30, 2011, provision for income taxes was $5.1 million and $38.5 million, respectively, primarily as a result of the taxable effect of the $52.5 million incentive, termination and subordinated disposition income recognized in connection with the CPA®:14/16 Merger in May 2011.

Net Income from Investment Management Attributable to W. P. Carey Common Stockholders

For the three and nine months ended September 30, 2012, the resulting net income from investment management attributable to W. P. Carey common stockholders was $0.7 million and $7.3 million, respectively.

For the three and nine months ended September 30, 2011, the resulting net income from investment management attributable to W. P. Carey common stockholders was $9.1 million and $49.1 million, respectively.

Funds from Operations — as Adjusted (AFFO)

For the three and nine months ended September 30, 2012 as compared to the same periods in 2011, AFFO from our Investment Management segment decreased by $18.6 million and $72.8 million, respectively, primarily as a result of the $52.5 million incentive, termination and subordinated disposition income recognized in connection with the CPA®:14/16 Merger in May 2011 as well as a decrease in structuring revenue due to lower investment volume in the current year periods. AFFO is a non-GAAP measure that we use to evaluate our business. For a definition of AFFO and reconciliation to net income attributable to W. P. Carey Common Stockholders, see Supplemental Financial Measures below.

W. P. Carey Inc. 9/30/2012 10-Q — 52

Real Estate Ownership (in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Revenues
Lease revenues	$16,714	$17,001	$(287)	$51,265	$46,682	$4,583
Other real estate income	6,265	6,303	(38)	19,089	17,212	1,877
	22,979	23,304	(325)	70,354	63,894	6,460
Operating Expenses
Depreciation and amortization	(5,634)	(5,504)	(130)	(17,111)	(14,064)	(3,047)
Property expenses	(2,426)	(3,231)	805	(7,863)	(8,547)	684
General and administrative	(27,065)	(1,171)	(25,894)	(34,459)	(3,288)	(31,171)
Other real estate expenses	(2,600)	(2,725)	125	(7,530)	(8,224)	694
Impairment charges	(5,535)	—	(5,535)	(5,535)	—	(5,535)
	(43,260)	(12,631)	(30,629)	(72,498)	(34,123)	(38,375)
Other Income and Expenses
Other interest income	14	27	(13)	102	65	37
Income from equity investments in real estate and the REITs	10,477	16,068	(5,591)	52,808	37,356	15,452
Gain on change in control of interests	20,794	—	20,794	20,794	27,859	(7,065)
Other income and (expenses)	498	(330)	828	1,933	4,675	(2,742)
Interest expense	(7,868)	(5,989)	(1,879)	(22,459)	(15,660)	(6,799)
	23,915	9,776	14,139	53,178	54,295	(1,117)
Income from continuing operations before income taxes	3,634	20,449	(16,815)	51,034	84,066	(33,032)
Provision for income taxes	(512)	(854)	342	(2,347)	(15)	(2,332)
Income from continuing operations	3,122	19,595	(16,473)	48,687	84,051	(35,364)
Loss from discontinued operations	(751)	(3,406)	2,655	(8,485)	(2,557)	(5,928)
Net income from real estate ownership	2,371	16,189	(13,818)	40,202	81,494	(41,292)
Less: Net income attributable to noncontrolling interests	(444)	(99)	(345)	(814)	(581)	(233)
Net income from real estate ownership attributable to W. P. Carey common stockholders	$1,927	$16,090	$(14,163)	$39,388	$80,913	$(41,525)

The following table presents the components of our lease revenues (in thousands):

	Nine Months Ended September 30,
	2012	2011
Rental income	$45,346	$39,332
Interest income from direct financing leases	5,919	7,350
	$51,265	$46,682

W. P. Carey Inc. 9/30/2012 10-Q — 53

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our consolidated real estate investments (in thousands):

	Nine Months Ended September 30,
Lessee	2012	2011
Federal Express Corporation (a)	$5,457	$3,101
Fiserv, Inc. (b)	3,992	3,898
The American Bottling Company	3,374	3,288
Amylin Pharmaceuticals, Inc. (a)	3,271	1,817
Bouygues Telecom, S.A. (b) (c) (d)	3,049	3,001
JP Morgan Chase Bank, N.A.	2,941	2,896
Orbital Sciences Corporation	2,484	2,484
Eroski Sociedad Cooperativa (b) (c)	2,235	2,452
Google, Inc. (formerly leased to Omnicom Group Inc.) (e)	2,135	1,510
AutoZone, Inc.	1,738	1,680
Sybron Dental Specialties Inc.	1,549	1,324
Quebecor Printing, Inc.	1,490	1,452
Unisource Worldwide, Inc.	1,445	1,445
Jarden Corporation	1,271	1,210
BE Aerospace, Inc.	1,181	1,181
Eagle Hardware & Garden, a subsidiary of Lowe’s Companies	1,183	1,127
Sprint Spectrum, L.P.	1,162	1,104
Enviro Works, Inc.	898	912
Other (c)	10,410	10,800
	$51,265	$46,682

(a)         In connection with the CPA®:14/16 Merger, we purchased the remaining interest in this investment from CPA®:14 in May 2011. Subsequent to the acquisition, we consolidate this investment. We had previously accounted for this investment under the equity method.

(b)         These revenues are generated in consolidated investments, generally with our affiliates, and on a combined basis include lease revenues applicable to noncontrolling interests totaling $1.3 million for each of the nine months ended September 30, 2012 and 2011.

(c)          Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the Euro during the nine months ended September 30, 2012 decreased by approximately 8.9% in comparison to the same period in 2011, resulting in a negative impact on lease revenues for our Euro-denominated investments in the current year period.

(d)         The increase was due to a lease restructuring in the second quarter of 2012.

(e)          In November 2011, we and the tenant completed the renovation at this facility, at which time we started to recognize deferred rental income on the tenant-funded portion of the renovation.

W. P. Carey Inc. 9/30/2012 10-Q — 54

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these investments from both continuing and discontinued operations. Amounts provided are the total amounts attributable to the investments and do not represent our proportionate share (dollars in thousands):

	Ownership Interest	Nine Months Ended September 30,
Lessee	at September 30, 2012	2012	2011
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (b)	45%	$25,780	—
The New York Times Company	18%	20,601	$20,868
Carrefour France, SAS (a)	100%	13,359	15,335
C1000 Logistiek Vastgoed B. V. (b)	15%	10,773	—
Advanced Micro Devices (b)	67%	8,958	—
Schuler A.G. (a)	67%	4,582	4,931
The Talaria Company (Hinckley) (b)	30%	3,675	—
U. S. Airways Group, Inc.	75%	3,316	3,316
Hologic, Inc.	100%	2,862	2,669
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (a) (b)	33%	2,806	—
Del Monte Corporation (b)	50%	2,645	—
Medica — France, S.A. (a) (c)	0%	1,753	5,144
PETsMart, Inc. (b)	30%	1,656	—
Symphony IRI Group, Inc.	100%	1,632	1,108
Consolidated Systems, Inc.	60%	1,389	1,373
Builders FirstSource, Inc. (b)	40%	1,002	—
Childtime Childcare, Inc.	100%	931	948
SaarOTEC (a) (b)	50%	349	—
Federal Express Corporation (d)	100%	—	2,391
Amylin Pharmaceuticals, Inc. (d)	100%	—	1,342
		$108,069	$59,425

(a)         Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the Euro during the nine months ended September 30, 2012 decreased by approximately 8.9% in comparison to the same period in 2011, resulting in a negative impact on lease revenues for our Euro-denominated investments in the current year period.

(b)         We acquired our interest in this investment from CPA®:15 in the Merger (Note 3).

(c)          In April 2012, this jointly-owned entity sold its interests in the investment. Results of operations for this investment were classified as a discontinued operation by the entity that holds the controlling interest for all periods presented.

(d)         In connection with the CPA®:14/16 Merger, we purchased the remaining interest in this investment from CPA®:14. Subsequent to the acquisition, we consolidate this investment.

Lease Revenues

As of September 30, 2012, 68% of our net leases, based on annualized contractual minimum base rent, provide for adjustments based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 24% of our net leases on that same basis have fixed rent adjustments, which contractual minimum base rent is scheduled to increase by an average of 6% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies.

During the three months ended September 30, 2012, we signed four renewal leases with existing tenants totaling approximately 0.9 million square feet of leased space. The average new rent for these leases was $9.05 per square foot and the average former rent was $10.71 per square foot.

During the nine months ended September 30, 2012, we signed 16 leases totaling approximately 1.6 million square feet of leased space. Of these leases, one was with a new tenant and 15 were lease renewals or extensions with existing tenants. The average new rent for these leases was $7.62 per square foot and the average former rent was $8.97 per square foot. We provided a tenant improvement allowance and other incentives of $0.2 million on one of these leases.

For the three months ended September 30, 2012 as compared to the same period in 2011, lease revenues decreased by $0.3 million. For the nine months ended September 30, 2012, lease revenues increased by $4.6 million, primarily due to the properties we purchased in May 2011 from CPA®:14 in connection with the CPA®:14/16 Merger, which contributed to an increase in lease revenues of $3.8 million. In addition, for the nine months ended September 30, 2012 CPI-based rent increases at several properties increased lease revenues by $0.7 million, and the restructuring of leases at several properties and new leases resulted in increased lease revenues of $0.5 million.

W. P. Carey Inc. 9/30/2012 10-Q — 55

Other Real Estate Income

Other real estate income generally consists of revenue from Carey Storage, a subsidiary that invests in domestic self-storage properties, and Livho, a subsidiary that operates a hotel under a franchise agreement in Livonia, Michigan. Other real estate income also includes lease termination payments and other non-rent related revenues from real estate ownership.

For the nine months ended September 30, 2012 as compared to the same period in 2011, other real estate income increased by $1.9 million primarily due to bankruptcy and easement proceeds of $0.8 million received in the second quarter of 2012 related to two tenants and increased revenue from our Livho and Carey Storage subsidiaries of $1.0 million. The increase in income from Carey Storage was primarily as a result of higher rental income and the increase in income from Livho was primarily due to higher occupancy rates in the current year period.

Depreciation and Amortization

For the three and nine months ended September 30, 2012 as compared to the same periods in 2011, depreciation and amortization increased by $0.1 million and $3.0 million, respectively, primarily due to increases in depreciation and amortization related to the properties we acquired from CPA®:14 in May 2011.

General and Administrative

For the three and nine months ended September 30, 2012 as compared to the same periods in 2011, general and administrative expenses increased by $25.9 million and $31.2 million, respectively, primarily due to costs incurred in connection with the Merger of $25.9 million and $30.6 million, respectively.

Impairment Charges

Our impairment charges are more fully described in Note 5. Impairment charges related to our continuing real estate ownership operations were $5.5 million for both the three and nine months ended September 30, 2012. The impairment charges were recognized on the properties in the Billip portfolio to adjust their carrying value to their estimated fair value based on the selling price of an executed purchase and sale agreement. These properties did not meet the criteria for classification as held for sale at September 30, 2012. There can be no assurance that we can sell these properties.

Income from Equity Investments in Real Estate and the REITs

Income from equity investments in real estate and the REITs represents our proportionate share of net income or loss (revenue less expenses) from our interests in unconsolidated real estate investments and our investments in the REITs. In addition, we are entitled to receive distributions of Available Cash from the operating partnerships of CPA®:17 — Global, CWI and, subsequent to the CPA®:14/16 Merger, CPA®:16 — Global. Subsequent to the CPA®:14/16 Merger, we also recognize amortization of deferred revenue related to our special member interest in CPA®:16 — Global’s operating partnership. The net income of the REITs fluctuates based on the timing of transactions, such as new leases and property sales, as well as the level of impairment charges.

For the three months ended September 30, 2012 as compared to the same period in 2011, income from equity investments in real estate and the REITs decreased by $5.6 million, primarily due to impairment charges of $13.3 million recognized by CPA®:16 — Global during the third quarter of 2012, of which our share is approximately $2.5 million and an other-than-temporary impairment charge of $2.2 million on our special membership interest in CPA®:16 — Global’s operating partnership to reduce the carrying value of our interest in the operating partnership to its estimated fair value (Note 7).

For the nine months ended September 30, 2012, income from equity investments in real estate increased by $15.5 million, primarily due to (i) our $15.1 million share of the net gain recognized by a jointly-owned entity upon selling its equity shares in the Médica investment in the second quarter of 2012; (ii) a $16.4 million increase in distributions of Available Cash received and earned from the operating partnerships of CPA®:16 — Global and CPA®:17 — Global as a result of new investments CPA®:17 — Global entered into during 2012 and 2011 and amending our fee arrangement with CPA®:16 — Global after the CPA®:14/16 Merger, respectively; and (iii) our $2.5 million share of the impairment charges recognized by CPA®:16 — Global during the third quarter of 2011 as described above. The increases during the nine months ended September 30, 2012 were partially offset by (i) our $7.4 million share of the net gains recognized in the second quarter of 2011 by CPA®:14 related to the sale of certain of its assets to us, CPA®:17 — Global and third parties in connection with the CPA®:14/16 Merger; (ii) our $5.0 million share of a bargain purchase gain recognized by CPA®:16

W. P. Carey Inc. 9/30/2012 10-Q — 56

— Global during the 2011 period because the fair value of CPA®:14 exceeded the consideration paid in the CPA®:14/16 Merger; and (iii) other-than-temporary impairment charges of $5.8 million recorded during the 2012 period on our special membership interest in CPA®:16 — Global’s operating partnership to reduce the carrying value of our interest in the operating partnership to its estimated fair value.

Gain on Change in Control of Interests

In connection with the Merger in September 2012, we acquired additional interests in five investments from CPA®:15, which we had previously accounted for under the equity method, and we adjusted the carrying value of our previously held interest in shares of CPA®:15 common stock to its estimated fair market value. In connection with our acquisition of these investments, we recognized a net gain of $20.8 million during each of the three and nine months ended September 30, 2012 to adjust the carrying value of our existing interests in these investments to their estimated fair values.

In May 2011, we purchased the remaining interests in the Federal Express and Amylin investments from CPA®:14, which we had previously accounted for under the equity method. In connection with our purchase of these properties, we recognized a net gain of $27.9 million during each of the three and nine months ended September 30, 2011 to adjust the carrying value of our existing interests in these investments to their estimated fair values.

Other Income and (Expenses)

For the three and nine months ended September 30, 2012, we recognized other income of $0.5 million and $1.9 million, respectively. The other income recognized in the three months ended September 30, 2012 was primarily due to a net gain of $0.5 million recognized on the sale of a parcel of land in the third quarter of 2012. The other income recognized in the nine months ended September 30, 2012 was primarily due to a net gain of $2.5 million recorded on the disposals of three parcels of land. This gain was partially offset by net realized and unrealized losses of $0.5 million on foreign currency transactions as a result of changes in foreign currency exchanges rates on notes receivable from international subsidiaries.

For the three and nine months ended September 30, 2011, we recognized other expenses of $0.3 million and other income of $4.7 million, respectively. In connection with the CPA®:14/16 Merger, we recognized a gain of $2.8 million on the conversion of our shares of CPA®:14 to shares of CPA®:16 — Global to reflect the carrying value of our investment at its estimated fair value in May 2011. In addition, we recognized a gain of $1.0 million in May 2011 on the conversion of our termination revenue to shares of CPA®:14 as a result of the fair value of the shares we received exceeding the termination revenue. Other income during the nine months ended September 30, 2011 also included a net gain of $0.6 million as a result of our exercise of certain warrants granted to us by lessees.

Interest Expense

For the three and nine months ended September 30, 2012 as compared to the same periods in 2011, interest expense increased by $1.9 million and $6.8 million, respectively. Interest expense on our line of credit increased by $1.4 million and $4.1 million, respectively, as a result of the amortization of financing costs incurred in connection with obtaining the line of credit in December 2011, as well as a higher average outstanding balance and a higher average interest rate on the line of credit in the current year periods (Note 11). In addition, interest expense increased by $0.3 million and $2.7 million, respectively, as a result of mortgages assumed in our acquisition of properties from CPA®:14 in connection with the CPA®:14/16 Merger in May 2011 as well as new financing obtained in October 2011 on an unencumbered property.

Provision for Income Taxes

For the three and nine months ended September 30, 2012, we recorded a provision for income taxes of $0.5 million and $2.3 million, respectively, compared to a provision for income taxes of $0.9 million and less than $0.1 million, respectively, recognized in the corresponding prior year periods. The higher income tax for the nine months ended nine months ended September 30, 2011 compared to the corresponding prior year period was primarily due to the amendment of several foreign and state tax returns in 2011 that resulted in lower tax liabilities.

Loss from Discontinued Operations

Loss from discontinued operations represents the net income or loss (revenue less expenses) from the operations of properties that were sold or held for sale (Note 17).

W. P. Carey Inc. 9/30/2012 10-Q — 57

For the three and nine months ended September 30, 2012, we recognized a loss from discontinued operations of $0.8 million and $8.5 million, respectively. The net loss recognized during the nine months ended September 30, 2012 was primarily due to impairment charges of $6.7 million recorded on four properties to reduce their carrying values to their expected selling prices. We completed the sales of these properties in the second and third quarters of 2012. In addition, the loss recognized during the three and nine months ended September 30, 2012 included a net loss on the sale of these properties of $0.4 million and $0.9 million, respectively, and losses generated from the operations of discontinued properties of $0.3 million and $0.9 million, respectively.

For the three and nine months ended September 30, 2011, we recognized a loss from discontinued operations of $3.4 million and $2.6 million, respectively. The loss recognized during the three month period was comprised of a net loss on the sale of properties of $0.4 million and impairments of $4.9 million, partially offset by a gain on deconsolidation of $1.0 million and gains generated from the operations of discontinued properties of $0.9 million. The loss recognized during the nine month period was comprised of impairments of $5.0 million partially offset by a gain on deconsolidation of $1.0 million, a net gain on the sale of properties of $0.3 million and income generated from the operations of discontinued properties of $1.1 million.

Net Income from Real Estate Ownership Attributable to W. P. Carey Common Stockholders

For the three and nine months ended September 30, 2012 as compared to the same periods in 2011, the resulting net income from real estate ownership attributable to W. P. Carey common stockholders decreased by $14.2 million and $41.5 million, respectively.

Funds from Operations — as Adjusted (AFFO)

For the three and nine months ended September 30, 2012 as compared to the same periods in 2011, AFFO from Real Estate Ownership increased by $10.9 million and $21.0 million, respectively, primarily as a result of income earned from the properties we purchased from CPA®:14 in May 2011 in connection with the CPA®:14/16 Merger, as well as income generated from our equity interests in the REITs, primarily as a result of our $121.0 million incremental investment in CPA®:16 — Global in connection with the CPA®:14/16 Merger.

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

Operating Activities

Cash flow from operating activities during the nine months ended September 30, 2012 was $31.7 million, a $30.9 million decrease from the prior year period, primarily due to the following reasons:

•                  During the prior year period, we received approximately $21.3 million of subordinated disposition revenue in cash from CPA®:14 upon completion of the CPA®:14/16 Merger in May 2011;

•                  We paid approximately $5.6 million in Merger-related expenses during the nine months ended September 30, 2012.

•                  Cash payments for bonuses to employees, commissions to investment officers and profit-sharing increased by $6.3 million during the nine months ended September 30, 2012 as compared to the same period in 2011, primarily as a result of our performance and higher investment volume in 2011 as compared to 2010;

•                  Revenue received in connection with structuring investments and debt refinancing on behalf of the REITs decreased by $14.3 million during the nine months ended September 30, 2012 as compared to the same period in 2011 due to lower investment volume in 2012 as compared to 2011;

W. P. Carey Inc. 9/30/2012 10-Q — 58

•                  Deferred acquisition revenue received was $1.1 million lower during the nine months ended September 30, 2012 as compared to the same period in 2011, primarily due to a shift in the timing of when deferred acquisition revenue is received and lower investment volume by the CPA® REITs in prior year periods; and

These decreases in cash flow from operating activities during the nine months ended September 30, 2012 were partially offset by increases in cash flow due to the following reasons:

•                  A $9.1 million increase in cash distributions from CPA®:16 — Global’s operating partnership, which commenced after its UPREIT reorganization in May 2011;

•                  A $4.4 million increase in cash distributions from CPA®:17 — Global’s operating partnership as a result of investments it entered into in 2012 and 2011; and

•                  A $6.1 million increase in cash received for providing asset-based management services to the REITs during the nine months ended September 30, 2012 as compared to the same period in 2011. This amount does not include revenue received from the REITs in the form of shares of their common stock rather than cash (Note 4).

In addition to cash flow from operating activities, we may use the following sources to fund distributions to stockholders: distributions received from equity investments in excess of equity income, net contributions from noncontrolling interests, borrowings under our Senior Credit Facility and existing cash resources.

Investing Activities

Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and capitalized property-related costs. In connection with the Merger, we paid $152.4 million, representing the cash portion of the Merger Consideration, to CPA®:15 stockholders and acquired $178.9 million of cash in the Merger. We also made other investments and capital expenditures of $5.6 million, including the Walgreens transaction (Note 5). Cash inflows during the current year period included $27.2 million in distributions from equity investments in real estate and the REITs in excess of cumulative equity income. We also received cash proceeds of $32.6 million from the sale of five properties. Funds totaling $11.7 million and $13.5 million were invested in and released from, respectively, lender-held investment accounts.

Financing Activities

During the nine months ended September 30, 2012, we repaid $30.0 million on our Revolver prior to the Merger and we then drew down $175.0 million on our Term Loan Facility and $40.0 million on our Revolver to fund the cash portion of the Merger Consideration and Merger-related costs. We received $6.0 million in connection with the issuance of our common stock to employees pursuant to our share incentive plan and the ESPP. We paid distributions to stockholders of $69.2 million and paid distributions of $1.9 million to affiliates who hold noncontrolling interests in various entities with us. We also made scheduled mortgage principal payments of $12.5 million. We recognized windfall tax benefits of $8.9 million in connection with certain employees exercising their stock options and the vesting of PSUs and RSUs during 2012, which reduced our tax liability due to taxing authorities.

W. P. Carey Inc. 9/30/2012 10-Q — 59

Summary of Financing

The table below summarizes our non-recourse and limited-recourse debt and credit facility (dollars in thousands):

	September 30, 2012	December 31, 2011
Balance(a)
Fixed rate	$1,330,977	$258,886
Variable rate (b)	804,903	330,483
Total	$2,135,880	$589,369

Percent of total debt
Fixed rate	62%	44%
Variable rate	38%	56%
	100%	100%
Weighted-average interest rate at end of period
Fixed rate	5.6%	5.6%
Variable rate (b) (c)	4.0%	4.6%

(a)         The increase relates to borrowings of $175.0 million on our Term Loan Facility and $1.4 billion of non-recourse debt acquired in the Merger.

(b)         Variable-rate debt at September 30, 2012 included (i) $418.2 million outstanding under our Senior Credit Facility, which includes the $175.0 million outstanding under the Term Loan Facility, (ii) $244.2 million that has been effectively converted to fixed rates through interest rate swap derivative instruments and (iii) $136.3 million in mortgage loan obligations that bore interest at fixed rates but have interest rate reset features that may change the interest rates to then-prevailing market fixed rates (subject to specified caps) at certain points during their term.

(c)          The decrease was primarily due to a lower interest rate on our Senior Credit Facility, which was LIBOR plus 1.75%, or 2.0%, at September 30, 2012, compared to a rate of 4.0% at December 31, 2011.

Cash Resources

At September 30, 2012, our cash resources consisted of the following:

•                  Cash and cash equivalents totaling $236.7 million. Of this amount, $19.9 million, at then-current exchange rates, was held by foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts;

•                  A Senior Credit Facility with unused capacity of $101.1 million, excluding amounts reserved for outstanding letters of credit. Our lender has issued letters of credit totaling $6.8 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under the facility; and

•                  We also had unleveraged properties that had an aggregate carrying value of $241.2 million at September 30, 2012, although there can be no assurance that we would be able to obtain financing for these properties.

Our cash resources can be used for working capital needs and other commitments and may be used for future investments. We continue to evaluate fixed-rate financing options, such as obtaining non-recourse financing on our unleveraged properties. Any financing obtained may be used for working capital objectives and/or may be used to pay down existing debt balances.

W. P. Carey Inc. 9/30/2012 10-Q — 60

Senior Credit Facility

Our Senior Credit Facility is more fully described in Note 11. A summary of our Senior Credit Facility is provided below (in thousands):

	September 30, 2012		December 31, 2011
	Outstanding Balance	Maximum Available	Outstanding Balance	Maximum Available
Revolver	$243,160	$450,000	$233,160	$450,000
Term Loan Facility	175,000	175,000	—	—

Cash Requirements

During the next 12 months, we expect that cash payments will include paying distributions to our stockholders and to our affiliates who hold noncontrolling interests in entities we control and making scheduled mortgage loan principal payments, including mortgage balloon payments totaling $143.8 million, as well as other normal recurring operating expenses.

We expect to fund future investments, any capital expenditures on existing properties and scheduled debt maturities on non-recourse mortgage loans through cash generated from operations, the use of our cash reserves or unused amounts on our line of credit and equity or debt offerings.

On July 23, 2012, we entered into certain agreements with the Estate Shareholders, as described in Note 4, including the Share Purchase Agreement, pursuant to which we remain obligated to purchase up to an aggregate amount of $60.0 million of our common stock at September 30, 2012: $20.0 million pursuant to the Second Sale Option in the fourth quarter of 2012, which was completed on October 9, 2012, using funds drawn down from our Revolver, and $40.0 million in the first quarter of 2013, pursuant to the Third Sale Option. We currently intend to draw on our Revolver to finance this Sale Option if and when the Estate Shareholders decide to exercise it.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at September 30, 2012 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Non-recourse and limited-recourse debt — Principal (a)	$1,735,476	$180,378	$596,883	$230,903	$727,312
Senior Credit Facility — Principal (b)	418,160	—	418,160	—	—
Interest on borrowings (c)	490,580	114,929	169,392	88,579	117,680
Share repurchase (d)	60,000	60,000	—	—	—
Operating and other lease commitments (e)	24,196	2,528	4,992	3,926	12,750
Property improvement commitments	876	876	—	—	—
	$2,729,288	$358,711	$1,189,427	$323,408	$857,742

(a)         Excludes a total of $17.8 million of purchase accounting adjustments required in connection with the CPA®:14/16 Merger and the Merger, which are included in Non-recourse and limited-recourse debt at September 30, 2012.

(b)         Our $625.0 million Senior Credit Facility is scheduled to mature in December 2014, unless extended pursuant to its terms. Amount in the table includes $175.0 million outstanding under the Term Loan Facility.

(c)          Interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at September 30, 2012.

(d)         Represents remaining commitment to repurchase our shares from the Estate Shareholders at September 30, 2012, $20.0 million of which was completed on October 9, 2012 (Note 4).

(e)          Operating and other lease commitments consist primarily of the future minimum rents payable on the lease for our principal offices. We are reimbursed by affiliates for their share of the future minimum rents under an office cost-sharing agreement. These amounts are allocated among the entities based on gross revenues and are adjusted quarterly.

W. P. Carey Inc. 9/30/2012 10-Q — 61

Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at September 30, 2012, which consisted primarily of the Euro. At September 30, 2012, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

Equity Method Investments

We have investments in unconsolidated investments that own single-tenant properties net leased to corporations. Generally, the underlying investments are jointly-owned with our affiliates. Summarized financial information for these investments and our ownership interest in the investments at September 30, 2012 is presented below. Summarized financial information provided represents the total amounts attributable to the investments and does not represent our proportionate share (dollars in thousands):

	Ownership Interest		Total Third-
Lessee	at September 30, 2012	Total Assets	Party Debt	Maturity Date
C1000 Logistiek Vastgoed B. V. (a) (b)	15%	$188,600	$90,663	3/2013
U. S. Airways Group, Inc.	75%	28,649	17,405	4/2014
The New York Times Company	18%	247,951	120,076	9/2014
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (a) (b)	33%	41,718	19,107	8/2015
Del Monte Corporation (a)	50%	13,019	914	8/2016
Consolidated Systems, Inc.	60%	16,418	11,050	11/2016
SaarOTEC (a) (b)	50%	5,800	8,782	12/2016 & 1/2017
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (b)	45%	418,083	350,620	4/2017
Advanced Micro Devices (a)	67%	85,477	55,348	1/2019
PETsMart, Inc. (a)	30%	26,410	19,663	9/2021
The Talaria Company (Hinckley) (a)	30%	50,182	27,209	6/2025
Builders FirstSource, Inc. (a)	40%	13,318	—	N/A
The Upper Deck Company (a)	50%	21,686	—	N/A
Schuler A.G. (b)	67%	65,364	—	N/A
		$1,222,675	$730,907

(a)         We acquired our interest in this investment in connection with the Merger (Note 3).

(b)         Dollar amounts shown are based on the exchange rate of the Euro at September 30, 2012.

Subsequent Events

For a description of various transactions that we recently entered into, see Note 18.

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

W. P. Carey Inc. 9/30/2012 10-Q — 62

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

W. P. Carey Inc. 9/30/2012 10-Q — 63

FFO and AFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Investment Management
Net Income from investment management attributable to W. P. Carey common stockholders	$661	$9,112	$7,266	$49,075
FFO - as defined by NAREIT	661	9,112	7,266	49,075
Adjustments:
Amortization and other non-cash charges	(5,499)	4,953	(1,882)	30,009
Realized losses (gains) on foreign currency, derivatives and other	17	—	(6)	—
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at AFFO:
AFFO adjustments to equity earnings from equity investments	308	—	879	—
Total adjustments	(5,174)	4,953	(1,009)	30,009
AFFO - Investment Management	$(4,513)	$14,065	$6,257	$79,084

Real Estate Ownership
Net Income from real estate ownership attributable to W. P. Carey common stockholders	$1,927	$16,090	$39,388	$80,913
Adjustments:
Depreciation and amortization of real property	5,510	6,194	17,330	16,909
Impairment charges	5,534	4,934	12,262	4,975
(Gain) loss on sale of real estate, net	(59)	396	(1,564)	(264)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	707	1,173	2,335	4,049
Impairment charges	—	—	—	1,090
Loss (gain) on sale of real estate, net	181	—	(15,234)	34
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(400)	(1,157)	(1,268)	(1,477)
Total adjustments	11,473	11,540	13,861	25,316
FFO - as defined by NAREIT	13,400	27,630	53,249	106,229
Adjustments:
Gain on change in control of interests	(20,794)	—	(20,794)	(27,859)
Gain on deconsolidation of a subsidiary	—	(1,008)	—	(1,008)
Other losses, net	—	135	—	—
Other depreciation, amortization and non-cash charges	(703)	168	(1,460)	(2,498)
Realized losses on foreign currency, derivatives and other	115	—	657	—
Amortization of deferred financing costs	509	—	1,375	—
Straight-line and other rent adjustments	(200)	(1,014)	(2,198)	(2,451)
Above-market rent intangible lease amortization, net	51	—	162	—
Merger expenses	35,570	—	40,289	—
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at AFFO:
Straight-line and other rent adjustments	(25)	(463)	(801)	(1,227)
Below-market rent intangible lease amortization, net	—	—	(3)	—
AFFO adjustments to equity earnings from equity investments	10,650	1,978	25,263	3,155
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	(141)	59	(186)	218
Total adjustments	25,032	(145)	42,304	(31,670)
AFFO - Real Estate Ownership	$38,432	$27,485	$95,553	$74,559

Total Company
FFO - as defined by NAREIT	$14,061	$36,742	$60,515	$155,304
AFFO	$33,919	$41,550	$101,810	$153,643

W. P. Carey Inc. 9/30/2012 10-Q — 64

While we believe that FFO and AFFO are important supplemental measures, they should not be considered as alternatives to net income as an indication of a company’s operating performance. These non-GAAP measures should be used in conjunction with net income as defined by GAAP. FFO and AFFO, or similarly titled measures disclosed by other real estate investment trusts, may not be comparable to our FFO and AFFO measures.

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

Generally, we do not use derivative instruments to hedge credit/market risks or for speculative purposes. However, from time to time, we may enter into foreign currency forward contracts to hedge our foreign currency cash flow exposures.

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable-rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At September 30, 2012, we estimate that the net fair value of our interest rate swaps, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $22.7 million.

At September 30, 2012, a significant portion (approximately 80%) of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at September 30, 2012 ranged from 2.7% to 10.0%. The annual interest rates on our variable-rate debt at September 30, 2012 ranged from 2.8% to 7.6%. Our debt obligations are more fully described under Financial Condition in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at September 30, 2012 (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total	Fair value
Fixed-rate debt	$37,429	$138,773	$283,758	$225,001	$79,379	$584,364	$1,348,704	$1,337,513
Variable-rate debt	$6,090	$33,142	$507,671	$10,703	$6,795	$240,532	$804,933	$808,644

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or caps is affected by changes in interest rates. A decrease or

W. P. Carey Inc. 9/30/2012 10-Q — 65

increase in interest rates of 1% would change the estimated fair value of this debt at September 30, 2012 by an aggregate increase of $53.6 million or an aggregate decrease of $56.5 million, respectively. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed-rates at September 30, 2012 would increase or decrease by $4.2 million for each respective 1% change in annual interest rates. As more fully described under Financial Condition — Summary of Financing in Item 2 above, a portion of the debt classified as variable-rate debt in the tables above bore interest at fixed rates at September 30, 2012 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. Such debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own investments in the European Union and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the Euro, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. For the nine months ended September 30, 2012, we recognized net realized and unrealized foreign currency transaction losses of $0.6 million and less than $0.1 million, respectively. These losses are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the Euro on accrued interest receivable on notes receivable from consolidated subsidiaries.

We enter into foreign currency forward contracts to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. The net estimated fair value of our foreign currency forward contracts, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was $0.3 million at September 30, 2012. We obtain non-recourse mortgage financing in the local currency in order to mitigate our exposure to changes in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our foreign operations as of September 30, 2012, during each of the next five years and thereafter, are as follows (in thousands):

Lease Revenues (a)	2012	2013	2014	2015	2016	Thereafter	Total
Euro	$20,858	$81,303	$81,121	$68,729	$56,564	$404,938	$713,513
British pound sterling	352	1,440	1,575	1,575	1,575	33,372	39,889
	$21,210	$82,743	$82,696	$70,304	$58,139	$438,310	$753,402

Scheduled debt service payments (principal and interest) for mortgage notes payable for our foreign operations as of September 30, 2012 during each of the next five years and thereafter, are as follows (in thousands):

Debt service (a) (b)	2012	2013	2014	2015	2016	Thereafter	Total
Euro (c)	$14,799	$71,149	$189,537	$172,804	$26,964	$229,166	$704,419
British pound sterling (d)	190	752	824	11,066	—	—	12,832
	$14,989	$71,901	$190,361	$183,870	$26,964	$229,166	$717,251

(a)         Based on the applicable exchange rates at September 30, 2012. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)         Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at September 30, 2012.

(c)          We estimate that for a 1% increase or decrease in the exchange rate between the Euro and the U.S. Dollar, there would be a corresponding change in the projected property level cash flow at September 30, 2012 of $0.1 million.

(d)         We estimate that for a 1% increase or decrease in the exchange rate between the British Pound Sterling and the U.S. Dollar, there would be a corresponding change the projected property level cash flow at September 30, 2012 of $0.3 million.

W. P. Carey Inc. 9/30/2012 10-Q — 66

As a result of scheduled balloon payments on non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2014 and 2015. In 2014 and 2015, balloon payments totaling $143.8 million and $159.9 million, respectively, are due on five and four, respectively, non-recourse mortgage loans that are collateralized by properties that we own with affiliates. We currently anticipate that, by their respective due dates, we will have refinanced certain of these loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. If that has not occurred, we would expect to use our cash resources, including unused capacity on our Revolver, to make these payments, if necessary.

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2012, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2012 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

W. P. Carey Inc. 9/30/2012 10-Q — 67

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended September 30, 2012:

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2012 Period	shares purchased (A)	paid per share	plans or program (A)	plans or program (A)
July	561,418	$44.53	N/A	N/A
August	—	—	N/A	N/A
September	—	—	N/A	N/A
Total	561,418

(a)         These shares were repurchased pursuant to the Share Purchase Agreement that W. P. Carey & Co. LLC entered into with the Estate Shareholders on July 23, 2012 (Note 4). On October 9, 2012, we repurchased an additional 410,964 shares of our common stock from the Estate Stockholders pursuant to the Second Sales Option, at a per share price of $48.67 (Note 18).

W. P. Carey Inc. 9/30/2012 10-Q — 68

Item 6. Exhibits

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
10.1	Share Purchase Agreement, as of July 24, 2012, between Coolidge Investment Partners, L.P. and CIP Acquisition Incorporated (Incorporated by reference to the Form 8-K filed on September 25, 2012).

10.2	Amended and Restated Advisory Agreement, dated as of September 28, 2012 among Corporate Property Associates 16 — Global Incorporated, CPA 16 LLC and Carey Asset Management Corp.

10.3	Amended and Restated Advisory Agreement, dated as of September 28, 2012 among Corporate Property Associates 17 — Global Incorporated, CPA:17 Limited Partnership and Carey Asset Management Corp.

10.4	Common Stock Purchase Agreement dated October 19, 2012 by and between W. P. Carey Inc. and Paulson & Co. Inc. (Incorporated by reference to the Form 8-K filed on October 19, 2012).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from W. P. Carey Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2012, and 2011, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012, and 2011, and (v) Notes to Consolidated Financial Statements.

W. P. Carey Inc. 9/30/2012 10-Q — 69

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

W. P. Carey Inc.

Date: November 8, 2012	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Chief Financial Officer
(Principal Financial Officer)

Date: November 8, 2012	By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey Inc. 9/30/2012 10-Q — 70

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
10.1	Share Purchase Agreement, as of July 24, 2012, between Coolidge Investment Partners, L.P. and CIP Acquisition Incorporated (Incorporated by reference to the Form 8-K filed on September 25, 2012).

10.2	Amended and Restated Advisory Agreement, dated as of September 28, 2012 among Corporate Property Associates 16 — Global Incorporated, CPA 16 LLC and Carey Asset Management Corp.

10.3	Amended and Restated Advisory Agreement, dated as of September 28, 2012 among Corporate Property Associates 17 — Global Incorporated, CPA:17 Limited Partnership and Carey Asset Management Corp.

10.4	Common Stock Purchase Agreement dated October 19, 2012 by and between W. P. Carey Inc. and Paulson & Co. Inc. (Incorporated by reference to the Form 8-K filed on October 19, 2012).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from W. P. Carey Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2012, and 2011, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012, and 2011, and (v) Notes to Consolidated Financial Statements.

W. P. Carey Inc. 9/30/2012 10-Q — 71